Form 10-K
period 2014-12-31
SOUTHERN CO; SOUTHERN POWER CO; MISSISSIPPI POWER CO; GULF POWER CO; GEORGIA POWER CO; ALABAMA POWER CO
filed 2015-03-02
CIK 92122, 1160661, 66904, 44545, 41091, 3153

    Table of Contents                                Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014 OR
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
5.25% Series

Securities registered pursuant to Section 12(g) of the Act:[1]

Title of each class		Registrant
Preferred stock, cumulative, $100 par value		Alabama Power Company
4.20% Series 4.60% Series	4.72% Series
4.52% Series 4.64% Series	4.92% Series

Preferred stock, cumulative, $100 par value		Mississippi Power Company
4.40% Series 4.60% Series
4.72% Series

1	As of December 31, 2014.

    Table of Contents                                Index to Financial Statements

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Registrant	Yes	No
The Southern Company	X
Alabama Power Company	X
Georgia Power Company	X
Gulf Power Company		X
Mississippi Power Company		X
Southern Power Company		X
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

    Table of Contents                                Index to Financial Statements

Aggregate market value of The Southern Company's common stock held by non-affiliates of The Southern Company at June 30, 2014: $40.7 billion. All of the common stock of the other registrants is held by The Southern Company. A description of each registrant's common stock follows:

Registrant	Description of Common Stock	Shares Outstanding at January 31, 2015
The Southern Company	Par Value $5 Per Share	909,877,898
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Gulf Power Company	Without Par Value	5,642,717
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Documents incorporated by reference: specified portions of The Southern Company's Definitive Proxy Statement on Schedule 14A relating to the 2015 Annual Meeting of Stockholders are incorporated by reference into PART III. In addition, specified portions of the Definitive Information Statements on Schedule 14C of Alabama Power Company, Georgia Power Company, and Mississippi Power Company relating to each of their respective 2015 Annual Meetings of Shareholders are incorporated by reference into PART III.
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

    Table of Contents                                Index to Financial Statements

i

    Table of Contents                                Index to Financial Statements

DEFINITIONS
When used in Items 1 through 5 and Items 9A through 15, the following terms will have the meanings indicated.

Term	Meaning
Alabama Power	Alabama Power Company
Baseload Act	State of Mississippi legislation designed to enhance the Mississippi PSC's authority to facilitate development and construction of baseload generation in the State of Mississippi
Clean Air Act	Clean Air Act Amendments of 1990
CCR	Coal combustion residuals
CO2	Carbon dioxide
Code	Internal Revenue Code of 1986, as amended
CPCN	Certificate of Public Convenience and Necessity
CWIP	Construction Work in Progress
Dalton	City of Dalton, Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
DOE	U.S. Department of Energy
Duke Energy Florida	Duke Energy Florida, Inc.
EPA	U.S. Environmental Protection Agency
EMC	Electric membership corporation
FERC	Federal Energy Regulatory Commission
FMPA	Florida Municipal Power Agency
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IBEW	International Brotherhood of Electrical Workers
IGCC	Integrated coal gasification combined cycle
IIC	Intercompany Interchange Contract
IPP	Independent Power Producer
IRP	Integrated Resource Plan
ITC	Investment tax credit
Kemper IGCC	IGCC facility under construction in Kemper County, Mississippi
KUA	Kissimmee Utility Authority
KW	Kilowatt
KWH	Kilowatt-hour
MATS rule	Mercury and Air Toxics Standards rule
MEAG Power	Municipal Electric Authority of Georgia
Mississippi Power	Mississippi Power Company
MW	Megawatt
NRC	U.S. Nuclear Regulatory Commission
NYSE	New York Stock Exchange
OPC	Oglethorpe Power Corporation
OUC	Orlando Utilities Commission
Plant Vogtle Units 3 and 4	Two new nuclear generating units under construction at Plant Vogtle power pool
The operating arrangement whereby the integrated generating resources of the traditional operating companies and Southern Power Company are subject to joint commitment and dispatch in order to serve their combined load obligations

PowerSouth	PowerSouth Energy Cooperative
PPA	Power Purchase Agreement

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
PSC	Public Service Commission
registrants	Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power Company
RUS	Rural Utilities Service
SCS	Southern Company Services, Inc. (the Southern Company system service company)
SEC	Securities and Exchange Commission
SEGCO	Southern Electric Generating Company
SEPA	Southeastern Power Administration
SERC	Southeastern Electric Reliability Council
SMEPA	South Mississippi Electric Power Association
Southern Company	The Southern Company
Southern Company system	Southern Company, the traditional operating companies, Southern Power, SEGCO, Southern Nuclear, SCS, SouthernLINC Wireless, and other subsidiaries
Southern Holdings	Southern Company Holdings, Inc.
SouthernLINC Wireless	Southern Communications Services, Inc.
Southern Nuclear	Southern Nuclear Operating Company, Inc.
Southern Power	Southern Power Company and its subsidiaries
TIPA	Tax Increase Prevention Act of 2014
traditional operating companies	Alabama Power, Georgia Power, Gulf Power, and Mississippi Power

    Table of Contents                                Index to Financial Statements

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements include, among other things, statements concerning retail rates, the strategic goals for the wholesale business, economic recovery, fuel and environmental cost recovery and other rate actions, current and proposed environmental regulations and related compliance plans and estimated expenditures, access to sources of capital, projections for the qualified pension plan, postretirement benefit plan, and nuclear decommissioning trust fund contributions, financing activities, completion dates of acquisitions and construction projects, filings with state and federal regulatory authorities, impact of the TIPA, estimated sales and purchases under power sale and purchase agreements, and estimated construction and other plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

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

•
variations in demand for electricity, including those relating to weather, the general economy and recovery from the last recession, population and business growth (and declines), the effects of energy conservation and efficiency measures, including from the development and deployment of alternative energy sources such as self-generation and distributed generation technologies, and any potential economic impacts resulting from federal fiscal decisions;

•	available sources and costs of fuels;

•	effects of inflation;

•
the ability to control costs and avoid cost overruns during the development and construction of facilities, which include the development and construction of generating facilities with designs that have not been finalized or previously constructed, including changes in labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction or other agreements, operational readiness, including specialized operator training and required site safety programs, unforeseen engineering or design problems, start-up activities (including major equipment failure and system integration), and/or operational performance (including additional costs to satisfy any operational parameters ultimately adopted by any PSC);

•
the ability to construct facilities in accordance with the requirements of permits and licenses, to satisfy any operational and environmental performance standards, including any PSC requirements and the requirements of tax credits and other incentives, and to integrate facilities into the Southern Company system upon completion of construction;

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

•
actions related to cost recovery for the Kemper IGCC, including actions relating to proposed securitization, Mississippi PSC approval of a rate recovery plan, including the ability to complete the proposed sale of an interest in the Kemper IGCC to SMEPA, the ability to utilize bonus depreciation, which currently requires that assets be placed in service in 2015, and satisfaction of requirements to utilize ITCs and grants;

    Table of Contents                                Index to Financial Statements

•	Mississippi PSC review of the prudence of Kemper IGCC costs;

•
the ultimate outcome and impact of the February 2015 decision of the Mississippi Supreme Court and any further legal or regulatory proceedings regarding any settlement agreement between Mississippi Power and the Mississippi PSC, the March 2013 rate order regarding retail rate increases, or the Baseload Act;

•	the ability to successfully operate the electric utilities' generating, transmission, and distribution facilities, and the successful performance of necessary corporate functions;

•	the inherent risks involved in operating and constructing nuclear generating facilities, including environmental, health, regulatory, natural disaster, terrorism, or financial risks;

•	the performance of projects undertaken by the non-utility businesses and the success of efforts to invest in and develop new opportunities;

•	internal restructuring or other restructuring options that may be pursued;

•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;

•	the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due and to perform as required;

•	the ability to obtain new short- and long-term contracts with wholesale customers;

•	the direct or indirect effect on the Southern Company system's business resulting from cyber intrusion or terrorist incidents and the threat of terrorist incidents;

•	interest rate fluctuations and financial market conditions and the results of financing efforts;

•	changes in Southern Company's or any of its subsidiaries' credit ratings, including impacts on interest rates, access to capital markets, and collateral requirements;

•
the impacts of any sovereign financial issues, including impacts on interest rates, access to capital markets, impacts on currency exchange rates, counterparty performance, and the economy in general, as well as potential impacts on the benefits of the DOE loan guarantees;

•	the ability of Southern Company and its subsidiaries to obtain additional generating capacity at competitive prices;

•	catastrophic events such as fires, earthquakes, explosions, floods, hurricanes and other storms, droughts, pandemic health events such as influenzas, or other similar occurrences;

•	the direct or indirect effects on the Southern Company system's business resulting from incidents affecting the U.S. electric grid or operation of generating resources;

•	the effect of accounting pronouncements issued periodically by standard-setting bodies; and

•	other factors discussed elsewhere herein and in other reports filed by the registrants from time to time with the SEC.
The registrants expressly disclaims any obligation to update any forward-looking statements.

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
Southern Company also owns all of the outstanding common stock or membership interests of SouthernLINC Wireless, Southern Nuclear, SCS, Southern Holdings, and other direct and indirect subsidiaries. SouthernLINC Wireless provides digital wireless communications for use by Southern Company and its subsidiary companies and markets these services to the public and also provides wholesale fiber optic solutions to telecommunication providers in the Southeast. Southern Nuclear operates and provides services to Alabama Power's and Georgia Power's nuclear plants and is currently developing Plant Vogtle Units 3 and 4, which are co-owned by Georgia Power. SCS is the Southern Company system service company providing, at cost, specialized services to Southern Company and its subsidiary companies. Southern Holdings is an intermediate holding subsidiary, primarily for Southern Company's investments in leveraged leases.
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

    Table of Contents                                Index to Financial Statements

The Southern Company System
Traditional Operating Companies
The traditional operating companies are vertically integrated utilities that own generation, transmission, and distribution facilities. See PROPERTIES in Item 2 herein for additional information on the traditional operating companies' generating facilities. Each company's transmission facilities are connected to the respective company's own generating plants and other sources of power (including certain generating plants owned by Southern Power) and are interconnected with the transmission facilities of the other traditional operating companies and SEGCO. For information on the State of Georgia's integrated transmission system, see "Territory Served by the Traditional Operating Companies and Southern Power" herein.
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
The utility assets of the traditional operating companies and certain utility assets of Southern Power Company are operated as a single integrated electric system, or power pool, pursuant to the IIC. Activities under the IIC are administered by SCS, which acts as agent for the traditional operating companies and Southern Power Company. The fundamental purpose of the power pool is to provide for the coordinated operation of the electric facilities in an effort to achieve the maximum possible economies consistent with the highest practicable reliability of service. Subject to service requirements and other operating limitations, system resources are committed and controlled through the application of centralized economic dispatch. Under the IIC, each traditional operating company and Southern Power Company retains its lowest cost energy resources for the benefit of its own customers and delivers any excess energy to the power pool for use in serving customers of other traditional operating companies or Southern Power Company or for sale by the power pool to third parties. The IIC provides for the recovery of specified costs associated with the affiliated operations thereunder, as well as the proportionate sharing of costs and revenues resulting from power pool transactions with third parties.
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
Southern Power
Southern Power Company is an electric wholesale generation subsidiary with market-based rate authority from the FERC. Southern Power constructs, acquires, owns, and manages generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. Southern Power continually seeks opportunities to execute its strategy to create value through various transactions, including acquisitions and sales of assets, construction of new power plants, and entry into PPAs primarily with investor owned utilities, IPPs, municipalities, and electric cooperatives. Southern Power Company's business activities are not subject to traditional state regulation like the traditional operating companies but are subject to regulation by the FERC. Southern Power has attempted to insulate itself from significant fuel supply, fuel transportation, and electric transmission risks by generally making such risks the responsibility of the counterparties to its PPAs. However, Southern Power's future earnings will depend on the parameters of the wholesale market and the efficient operation of its wholesale generating assets, as well as Southern Power’s ability to execute its acquisition and value creation strategy and to construct generating facilities. The term "Southern Power" when used herein refers to Southern Power Company and its subsidiaries while the term "Southern Power Company" when used herein refers only to the registrant. For additional

    Table of Contents                                Index to Financial Statements

information on Southern Power's business activities, see MANAGEMENT'S DISCUSSION AND ANALYSIS – OVERVIEW – "Business Activities" of Southern Power in Item 7 herein.
In April 2013, Southern Power and Turner Renewable Energy, LLC (TRE), through Southern Turner Renewable Energy, LLC (STR), a jointly-owned subsidiary owned 90% by Southern Power, acquired all of the outstanding membership interests of Campo Verde Solar, LLC (Campo Verde). Campo Verde constructed and owns an approximately 139-MW solar photovoltaic facility in Southern California. The solar facility began commercial operation in October 2013 and the entire output of the plant is contracted under a 20-year PPA with San Diego Gas & Electric Company (SDG&E), a subsidiary of Sempra Energy.
Southern Power and TRE, through STR, acquired all of the outstanding membership interests of Adobe Solar, LLC (Adobe) and Macho Springs Solar, LLC (Macho Springs) on April 17, 2014 and May 22, 2014, respectively. The Adobe and Macho Springs solar facilities began commercial operation in May 2014 with the approximate 20-MW Adobe solar photovoltaic facility serving a 20-year PPA with Southern California Edison Company and the approximate 50-MW Macho Springs solar photovoltaic facility serving a 20-year PPA with El Paso Electric Company.
On October 22, 2014, Southern Power, through its subsidiaries Southern Renewable Partnerships, LLC and SG2 Holdings, LLC (SG2 Holdings), acquired all of the outstanding membership interests of SG2 Imperial Valley, LLC (Imperial Valley). Southern Power owns 100% of the class A membership interests of SG2 Holdings and is entitled to 51% of all cash distributions from SG2 Holdings, and First Solar, Inc. indirectly owns 100% of the class B membership interests of SG2 Holdings and is entitled to 49% of all cash distributions from SG2 Holdings. In addition, Southern Power is entitled to substantially all of the federal tax benefits with respect to the transaction. Imperial Valley constructed and owns an approximately 150-MW solar photovoltaic facility in Southern California. The solar facility began commercial operation on November 26, 2014, and the entire output of the plant is contracted under a 25-year PPA with SDG&E.
In December 2014, Southern Power announced that it will build an approximately 131-MW solar photovoltaic facility in Taylor County, Georgia. Construction of the facility is expected to begin in September 2015. Commercial operation is scheduled to begin in the fourth quarter 2016, and the entire output of the facility is contracted under separate 25-year PPAs with Cobb EMC, Flint EMC, and Sawnee EMC.
On February 19, 2015, Southern Power acquired all of the outstanding membership interests of Decatur Parkway Solar Project, LLC and Decatur County Solar Project, LLC from TradeWind Energy, Inc. as part of Southern Power’s plan to build two solar photovoltaic facilities, the Decatur Parkway Solar Project and the Decatur County Solar Project. These two projects, approximately 80 MWs and 19 MWs, respectively, will be constructed on separate sites in Decatur County, Georgia. The construction of the Decatur Parkway Solar Project commenced in February 2015 while the construction of the Decatur County Solar Project is expected to commence in June 2015. Both projects are expected to begin commercial operation in late 2015. The entire output of the Decatur Parkway Solar Project is contracted under a 25-year PPA with Georgia Power and the entire output of the Decatur Country Solar Project is contracted under a 20-year PPA with Georgia Power. The total estimated cost of the facilities is expected to be between $200 million and $220 million, which includes the acquisition price for all of the outstanding membership interests of Decatur Parkway Solar Project, LLC and Decatur County Solar Project, LLC from Tradewind Energy, Inc.
On February 24, 2015, Southern Power, through its wholly owned subsidiary SRE, entered into a purchase agreement with Kay Wind Holdings, LLC, a wholly-owned subsidiary of Apex Clean Energy Holdings, LLC, the developer of the project, to acquire all of the outstanding membership interests of Kay Wind, LLC (Kay Wind) for approximately $492 million, with potential purchase price adjustments based on performance testing. Kay Wind is constructing an approximately 299 MW wind facility in Kay County, Oklahoma. The wind facility is expected to begin commercial operation in late 2015, and the entire output of the facility is contracted under separate 20-year PPAs with Westar Energy, Inc. and Grand River Dam Authority. The acquisition is expected to close in the fourth quarter 2015 subject to Kay Wind achieving certain financing, construction, and project milestones, and various customary conditions to closing.
See Note 2 to the financial statements of Southern Power in Item 8 herein for additional information regarding Southern Power's acquisitions.
As of December 31, 2014, Southern Power had 9,074 MWs of nameplate capacity in commercial operation, after taking into consideration its equity ownership percentage of the solar facilities. Taking into account the PPAs and capacity from the Taylor County and Decatur County solar projects, as well as the acquisition of Kay Wind, all as discussed above, Southern Power had an average of 77% of its available capacity covered for the next five years (2015 through 2019) and an average of 70% of its available capacity covered for the next 10 years (2015 through 2024).
Southern Power’s natural gas and biomass sales are primarily through long-term PPAs. Southern Power’s natural gas PPAs consist of two types of agreements. The first type, referred to as a unit or block sale, is a customer purchase from a dedicated plant unit where all or a portion of the generation from that unit is reserved for that customer. Southern Power typically has the

    Table of Contents                                Index to Financial Statements

ability to serve the unit or block sale customer from an alternate resource. The second type, referred to as requirements service, provides that Southern Power serve the customer’s capacity and energy requirements from a combination of the customer’s own generating units and from Southern Power resources not dedicated to serve unit or block sales. Southern Power has rights to purchase power provided by the requirements customers’ resources when economically viable.
Southern Power’s solar sales are through long-term PPAs. Each of Southern Power’s solar PPAs is a customer purchase from a dedicated solar facility where the customer purchases the entire energy output of the facility.
The following tables set forth Southern Power’s existing PPAs as of December 31, 2014:
Block Sales PPAs

Facility/Source	Counterparty	MWs	Contract Term
Addison Unit 1	MEAG Power	150	through April 2029
Addison Units 2 and 4	Georgia Power	296	Jan. 2015 – May 2030
Addison Unit 3	Georgia Energy Cooperative	150	through May 2030
Cleveland County Unit 1	NCEMC(1)	45-180	through December 2036
Cleveland County Unit 2	NCEMC(1)	180	through December 2036
Cleveland County Unit 3	NCMPA1(2)	180	through December 2031
Dahlberg Units 1, 3 and 5	Cobb EMC	225	Jan. 2016 – Dec. 2022
Dahlberg Units 2, 6, 8 and 10	Georgia Power	298	through May 2025
Dahlberg Unit 4	Georgia Power	75	Jan. 2015 – May 2030
Franklin Unit 1	Florida Power & Light Co.	190	through December 2015
Franklin Unit 1	Duke Energy Florida, Inc.	350	through May 2016
Franklin Unit 1	Duke Energy Florida, Inc.	434	June 2016 – May 2021
Franklin Unit 2	Morgan Stanley Capital Group	250	Jan. 2016 – Dec. 2025
Franklin Unit 2	Jackson EMC	60-65	Jan. 2016 – Dec. 2035
Franklin Unit 2	GreyStone Power Corporation	35-40	Jan. 2016 – Dec. 2035
Franklin Unit 2	Cobb EMC	100	Jan. 2016 – Dec. 2022
Franklin Unit 3	Constellation Energy	628	through December 2015
Harris Unit 1	Florida Power & Light Co.	600	through December 2015
Harris Unit 1	Georgia Power(3)	638	June 2015 – May 2030
Harris Unit 2	Georgia Power	636	through May 2019
Nacogdoches	City of Austin, Texas	100	through May 2032
NCEMC PPA(4)	EnergyUnited	100	through December 2021
Oleander Unit 1	Tampa Electric Company	155	through December 2015
Oleander Units 2, 3 and 4	Seminole Electric Cooperative	465	through May 2021
Oleander Unit 5	FMPA	160	through December 2027
Rowan CT Unit 1	NCMPA1(2)	100-150	through December 2030
Rowan CT Unit 3	EnergyUnited	113	Jan. 2015 – December 2023
Rowan CC Unit 4	NCMPA1(2)	50	through December 2015
Rowan CC Unit 4	EnergyUnited	0-274	through December 2025
Rowan CC Unit 4	Duke Energy Progress, Inc.	150	through December 2019
Rowan CC Unit 4	PJM Auction(5)	200	June 2016 – May 2017
Stanton Unit A	OUC	341	through September 2033
Stanton Unit A	FMPA	85	through September 2033
Wansley Unit 6	Georgia Power	568	through May 2017

(1)	North Carolina Electric Membership Corporation (NCEMC)

    Table of Contents                                Index to Financial Statements

(2)	North Carolina Municipal Power Agency (NCMPA)

(3)	Georgia Power will be served by Plant Franklin Unit 2 from June 2015 through December 2015.

(4)	Represents sale of power purchased from NCEMC under a PPA.

(5)	Pennsylvania, Jersey, Maryland Power Pool
Requirements Services PPAs

Counterparty	MWs		Contract Term
Nine Georgia EMCs	239-358	(1)	through December 2024
Sawnee EMC	117-422	(1)	through December 2027
Cobb EMC	26-210	(1)	through December 2015
Cobb EMC	26-210	(1)	Jan. 2016 - Dec. 2025
Flint EMC	131-210	(1)	through December 2024
City of Dalton, Georgia	—	(1)	through December 2017
EnergyUnited	99-236	(1)	through December 2025
City of Seneca, South Carolina	30		through June 2015
_______________________________________

(1)	Represents a range of forecasted incremental capacity needs over the contract term.
Solar PPAs

Facility	Counterparty	MWs(1)	Contract Term
Adobe(2)	Southern California Edison Company	20	through April 2034
Apex(2)	Nevada Power Company	20	through November 2037
Campo Verde(2)	San Diego Gas & Electric Company	139	through October 2033
Cimarron(2)	Tri-State Generation and Transmission Association, Inc.	30	through November 2035
Granville(2)	Duke Energy Progress, Inc.	2.5	through November 2032
Imperial Valley(3)	SDG&E	150	through October 2039
Macho Springs(2)	El Paso Energy	50	through April 2034
Spectrum(2)	Nevada Power Company	30	through December 2038
Taylor County	Cobb EMC	101	fourth quarter 2016 - 2041
Taylor County	Flint EMC	15	fourth quarter 2016 - 2041
Taylor County	Sawnee EMC	15	fourth quarter 2016 - 2041
_______________________________________

(1)	MWs shown are for 100% of the PPA, which is based on the demonstrated capacity of the facility.

(2)	Southern Power’s equity interest in these facilities is 90%.

(3)	Southern Power's equity interest in this facility is 51%.
Purchased Power

Facility/Source	Counterparty	MWs	Contract Term
Sandersville	AL Sandersville Holdings, LLC	280	through December 2015
NCEMC	NCEMC	100	through December 2021
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Power Sales Agreements" and "Acquisitions" of Southern Power in Item 7 herein and Note 2 to the financial statements of Southern Power in Item 8 herein for additional information.

    Table of Contents                                Index to Financial Statements

For the year ended December 31, 2014, Southern Power derived approximately 10.1% of its revenues from sales to Florida Power & Light Company, approximately 9.7% of its revenues from sales to Georgia Power, and approximately 9.1% of its revenues from sales to Duke Energy Corporation.
Other Businesses
Southern Holdings is an intermediate holding subsidiary, primarily for Southern Company's investments in leveraged leases.
SouthernLINC Wireless provides digital wireless communications for use by Southern Company and its subsidiary companies and also markets these services to the public. SouthernLINC Wireless delivers multiple wireless communication options including push to talk, cellular service, text messaging, wireless internet access, and wireless data. Its system covers approximately 127,000 square miles in the Southeast. SouthernLINC Wireless also provides fiber cable services within the Southeast through its subsidiary, Southern Telecom, Inc.
These efforts to invest in and develop new business opportunities offer potential returns exceeding those of rate-regulated operations. However, these activities also involve a higher degree of risk.
Construction Programs
The subsidiary companies of Southern Company are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. For estimated construction and environmental expenditures for the periods 2015 through 2017, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Company, each traditional operating company, and Southern Power in Item 7 herein. The Southern Company system's construction program consists of capital investment and capital expenditures to comply with environmental statutes and regulations. In 2015, the construction program is expected to be apportioned approximately as follows:

	Southern Company system *	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
New Generation	$1,295	$—	$494	$—	$801
Environmental Compliance**	1,035	420	347	127	94
Generation Maintenance	958	395	471	46	29
Transmission	641	180	396	24	40
Distribution	786	312	384	48	41
Nuclear Fuel	277	125	152	—	—
General Plant	277	103	145	18	11
	5,269	1,535	2,389	263	1,016
Southern Power***	1,395	—	—	—	—
Other subsidiaries	64	—	—	—	—
Total	$6,728	$1,535	$2,389	$263	$1,016

*
These amounts include the amounts for the traditional operating companies (as detailed in the table above) as well as the amounts for Southern Power and the other subsidiaries. See "Other Businesses" herein for additional information.

**
Reflects cost estimates for environmental regulations. These estimated expenditures do not include any potential compliance costs that may arise from the EPA’s proposed rules that would limit CO2 emissions from new, existing, and modified or reconstructed fossil-fuel-fired electric generating units. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations" and FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Company and each traditional operating company in Item 7 herein for additional information.

***	Includes approximately $1.3 billion for potential acquisitions and/or construction of new generating facilities.
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

    Table of Contents                                Index to Financial Statements

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
In addition, the construction program includes the development and construction of new generating facilities with designs that have not been finalized or previously constructed, including first-of-a-kind technology, which may result in revised estimates during construction. The ability to control costs and avoid cost overruns during the development and construction of new facilities is subject to a number of factors, including, but not limited to, labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction or other agreements, operational readiness, including specialized operator training and required site safety programs, unforeseen engineering or design problems, start-up activities (including major equipment failure and system integration), and/or operational performance (including additional costs to satisfy any operational parameters ultimately adopted by any PSC).
See "Regulation – Environmental Statutes and Regulations" herein for additional information with respect to certain existing and proposed environmental requirements and PROPERTIES – "Jointly-Owned Facilities" in Item 2 herein for additional information concerning Alabama Power's, Georgia Power's, and Southern Power's joint ownership of certain generating units and related facilities with certain non-affiliated utilities. See Note 3 to the financial statements of Southern Company and Georgia Power under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" and "Retail Regulatory Matters – Nuclear Construction," respectively, in Item 8 herein for additional information regarding Georgia Power’s construction of Plant Vogtle Units 3 and 4. Also see Note 3 to the financial statements of Southern Company and Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 herein for additional information regarding Mississippi Power’s construction of the Kemper IGCC.
Financing Programs
See each of the registrant's MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY in Item 7 herein and Note 6 to the financial statements of each registrant in Item 8 herein for information concerning financing programs.
Fuel Supply
The traditional operating companies' and SEGCO's supply of electricity is primarily fueled by natural gas and coal. Southern Power's supply of electricity is primarily fueled by natural gas. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATION – "Electricity Business – Fuel and Purchased Power Expenses" of Southern Company and MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATION – "Fuel and Purchased Power Expenses" of each traditional operating company in Item 7 herein for information regarding the electricity generated and the average cost of fuel in cents per net KWH generated for the years 2012 through 2014.
The traditional operating companies have agreements in place from which they expect to receive substantially all of their coal burn requirements in 2015. These agreements have terms ranging between one and six years. In 2014, the weighted average sulfur content of all coal burned by the traditional operating companies was 0.96% sulfur. This sulfur level, along with banked and purchased sulfur dioxide allowances, allowed the traditional operating companies to remain within limits set by Phase I of the Cross-State Air Pollution Rule (CSAPR) under the Clean Air Act. In 2014, the Southern Company system did not purchase any sulfur dioxide allowances, annual nitrogen oxide emission allowances, or seasonal nitrogen oxide emission allowances from the market. As any additional environmental regulations are proposed that impact the utilization of coal, the traditional operating companies' fuel mix will be monitored to help ensure that the traditional operating companies remain in compliance with applicable laws and regulations. Additionally, Southern Company and the traditional operating companies will continue to evaluate the need to purchase additional emissions allowances, the timing of capital expenditures for emissions control equipment, and potential unit retirements and replacements. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" of Southern Company, each traditional operating company, and Southern Power in Item 7 herein for additional information on environmental matters.
SCS, acting on behalf of the traditional operating companies and Southern Power Company, has agreements in place for the natural gas burn requirements of the Southern Company system. For 2015, SCS has contracted for 446 billion cubic feet of natural gas supply under agreements with remaining terms up to 15 years. In addition to natural gas supply, SCS has contracts in place for both firm natural gas transportation and storage. Management believes these contracts provide sufficient natural gas supplies, transportation, and storage to ensure normal operations of the Southern Company system's natural gas generating units.

    Table of Contents                                Index to Financial Statements

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
Changes in fuel prices to the traditional operating companies are generally reflected in fuel adjustment clauses contained in rate schedules. See "Rate Matters – Rate Structure and Cost Recovery Plans" herein for additional information. Southern Power's PPAs (excluding solar) generally provide that the counterparty is responsible for substantially all of the cost of fuel.
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
Territory Served by the Traditional Operating Companies and Southern Power
The territory in which the traditional operating companies provide electric service comprises most of the states of Alabama and Georgia together with the northwestern portion of Florida and southeastern Mississippi. In this territory there are non-affiliated electric distribution systems that obtain some or all of their power requirements either directly or indirectly from the traditional operating companies. As of December 31, 2014, the territory had an area of approximately 120,000 square miles and an estimated population of approximately 16 million. Southern Power sells electricity at market-based rates in the wholesale market primarily to investor-owned utilities, IPPs, municipalities, and electric cooperatives.
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
Georgia Power is engaged in the generation and purchase of electricity and the transmission, distribution, and sale of such electricity within the State of Georgia, at retail in over 600 communities (including Athens, Atlanta, Augusta, Columbus, Macon, Rome, and Savannah), as well as in rural areas, and at wholesale currently to OPC, MEAG Power, Dalton, various EMCs, and non-affiliated utilities.
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
The RUS has authority to make loans to cooperative associations or corporations to enable them to provide electric service to customers in rural sections of the country. As of December 31, 2014, there were 71 electric cooperative organizations operating in the territory in which the traditional operating companies provide electric service at retail or wholesale.
One of these organizations, PowerSouth, is a generating and transmitting cooperative selling power to several distributing cooperatives, municipal systems, and other customers in south Alabama and northwest Florida. As of December 31, 2014, PowerSouth owned generating units with approximately 2,094 MWs of nameplate capacity, including an undivided 8.16% ownership interest in Alabama Power's Plant Miller Units 1 and 2. PowerSouth's facilities were financed with RUS loans secured by long-term contracts requiring distributing cooperatives to take their requirements from PowerSouth to the extent such energy is available. See PROPERTIES – "Jointly-Owned Facilities" in Item 2 herein for details of Alabama Power's joint-ownership with PowerSouth of a portion of Plant Miller.

    Table of Contents                                Index to Financial Statements

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
Mississippi Power has an interchange agreement with SMEPA, a generating and transmitting cooperative, pursuant to which various services are provided. In 2010, Mississippi Power and SMEPA entered into an asset purchase agreement whereby SMEPA agreed to purchase a 17.5% undivided interest in the Kemper IGCC. In 2012, the Mississippi PSC approved the sale and transfer of the 17.5% undivided interest in the Kemper IGCC to SMEPA. Later in 2012, Mississippi Power and SMEPA signed an amendment to the asset purchase agreement whereby SMEPA reduced its purchase commitment percentage from a 17.5% to a 15% undivided interest in the Kemper IGCC. In March 2013, Mississippi Power and SMEPA signed an amendment to the asset purchase agreement whereby Mississippi Power and SMEPA agreed to amend the power supply agreement entered into by the parties in 2011 to reduce the capacity amounts to be received by SMEPA by half (approximately 75 MWs) at the sale and transfer of the undivided interest in the Kemper IGCC to SMEPA. In December 2013, Mississippi Power and SMEPA agreed to extend SMEPA's option to purchase through December 31, 2014.
By letter agreement dated October 6, 2014, Mississippi Power and SMEPA reached an agreement in principle on certain issues related to SMEPA's proposed purchase of a 15% undivided interest in the Kemper IGCC. The letter agreement contemplated certain amendments to the asset purchase agreement, which the parties anticipated to be incorporated into the asset purchase agreement on or before December 31, 2014. The parties agreed to further amend the asset purchase agreement as follows: (1) Mississippi Power agreed to cap at $2.88 billion the portion of the purchase price payable for development and construction costs, net of exceptions to the $2.88 billion cost cap, including the cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, allowance for funds used during construction (AFUDC), and certain general exceptions, including change of law, force majeure, and beneficial capital (which exists when Mississippi Power demonstrates that the purpose and effect of the construction cost increase is to produce efficiencies that will result in a neutral or favorable effect on customers relative to the original proposal for the CPCN) (Cost Cap Exceptions); title insurance reimbursement; and AFUDC and/or carrying costs through the Closing Commitment Date (defined below); (2) SMEPA agreed to close the purchase within 180 days after the date of the execution of the amended asset purchase agreement or before the Kemper IGCC's in-service date, whichever occurs first (Closing Commitment Date), subject only to satisfaction of certain conditions; and (3) AFUDC and/or carrying costs will continue to be accrued on the capped development and construction costs, the Cost Cap Exceptions, and any operating costs, net of revenues until the amended asset purchase agreement is executed by both parties, and thereafter AFUDC and/or carrying costs and payment of interest on SMEPA's deposited money will be suspended and waived, provided closing occurs by the Closing Commitment Date. The letter agreement also provided for certain post-closing adjustments to address any differences between the actual and the estimated amounts of post-in-service date costs (both expenses and capital) and revenue credits for those portions of the Kemper IGCC previously placed in service.
By letter dated December 18, 2014, SMEPA notified Mississippi Power that SMEPA decided not to extend the estimated closing date in the asset purchase agreement or revise the asset purchase agreement to include the contemplated amendments; however, both parties agree that the asset purchase agreement will remain in effect until closing or until either party gives notice of termination.
The closing of this transaction is also conditioned upon execution of a joint ownership and operating agreement, the absence of material adverse effects, receipt of all construction permits, and appropriate regulatory approvals, as well as SMEPA's receipt of RUS funding. In 2012, SMEPA received a conditional loan commitment from RUS for the purchase.
As of December 31, 2014, there were 65 municipally-owned electric distribution systems operating in the territory in which the traditional operating companies provide electric service at retail or wholesale.
As of December 31, 2014, 48 municipally-owned electric distribution systems and one county-owned system received their requirements through MEAG Power, which was established by a Georgia state statute in 1975. MEAG Power serves these requirements from self-owned generation facilities, some of which are jointly-owned with Georgia Power, and purchases from other resources. MEAG Power also has a pseudo scheduling and services agreement with Georgia Power. Dalton serves its requirements from self-owned generation facilities, some of which are jointly-owned with Georgia Power, and through purchases from Georgia Power and Southern Power through a service agreement. See PROPERTIES – "Jointly-Owned Facilities" in Item 2 herein for additional information.
Georgia Power has entered into substantially similar agreements with Georgia Transmission Corporation, MEAG Power, and Dalton providing for the establishment of an integrated transmission system to carry the power and energy of all parties. The

    Table of Contents                                Index to Financial Statements

agreements require an investment by each party in the integrated transmission system in proportion to its respective share of the aggregate system load. See PROPERTIES – "Jointly-Owned Facilities" in Item 2 herein for additional information.
Southern Power has PPAs with some of the traditional operating companies and with other investor-owned utilities, IPPs, municipalities, electric cooperatives, and an energy marketing firm. See "The Southern Company System - Southern Power" above and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Power Sales Agreements" of Southern Power in Item 7 herein for additional information concerning Southern Power's PPAs.
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
As of December 31, 2014, Alabama Power had cogeneration contracts in effect with 10 industrial customers. Under the terms of these contracts, Alabama Power purchases excess energy generated by such companies. During 2014, Alabama Power purchased approximately 172 million KWHs from such companies at a cost of $4.6 million.
As of December 31, 2014, Georgia Power had contracts in effect with 25 small power producers whereby Georgia Power purchases their excess generation. During 2014, Georgia Power purchased 598 million KWHs from such companies at a cost of $37 million. Georgia Power also has a PPA for electricity with one cogeneration facility. Payments are subject to reductions for failure to meet minimum capacity output. During 2014, Georgia Power purchased 197 million KWHs at a cost of $23 million from this facility.

    Table of Contents                                Index to Financial Statements

Also during 2014, Georgia Power purchased energy from four customer-owned generating facilities. These customers provide only energy to Georgia Power and make no capacity commitment and are not dispatched by Georgia Power. During 2014, Georgia Power purchased a total of 30 million KWHs from the four customers at a cost of approximately $1 million.
As of December 31, 2014, Gulf Power had agreements in effect with various industrial, commercial, and qualifying facilities pursuant to which Gulf Power purchases "as available" energy from customer-owned generation. During 2014, Gulf Power purchased 185 million KWHs from such companies for approximately $8.1 million.
As of December 31, 2014, Mississippi Power had one cogeneration agreement in effect with one of its industrial customers. Under the terms of this contract, Mississippi Power purchases any excess generation. During 2014, Mississippi Power did not purchase any excess generation from this customer.
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
Alabama Power and Georgia Power are also subject to the provisions of the Federal Power Act or the earlier Federal Water Power Act applicable to licensees with respect to their hydroelectric developments. As of December 31, 2014, among the hydroelectric projects subject to licensing by the FERC are 14 existing Alabama Power generating stations having an aggregate installed capacity of 1,662,400 KWs and 18 existing Georgia Power generating stations having an aggregate installed capacity of 1,087,296 KWs.
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
The FERC issued annual licenses for the Coosa developments and the Warrior River developments in 2007. These annual licenses are automatically renewed each year without further action by the FERC to allow Alabama Power to continue operation of the projects under the terms of the previous license while the FERC completes review of the applications for new licenses. In 2010, the FERC issued a new 30-year license to Alabama Power for the Lewis Smith and Bankhead developments. Following the FERC's denials of their requests for rehearing and an unsuccessful appeal to the U.S. Court of Appeals for the District of Columbia Circuit, on January 30, 2015, the court dismissed the Smith Lake Improvement and Stakeholders' Association en banc rehearing request.
In June 2013, the FERC entered an order granting Alabama Power's application for relicensing of Alabama Power's seven hydroelectric developments on the Coosa River for 30 years. In July 2013, Alabama Power filed a petition requesting rehearing

    Table of Contents                                Index to Financial Statements

of the FERC order granting the relicense seeking revisions to several conditions of the license. The Alabama Rivers Alliance, American Rivers, the Georgia Environmental Protection Division, and the Atlanta Regional Commission have also filed petitions for rehearing of the FERC order.
In 2011, Alabama Power filed an application with the FERC to relicense the Martin Dam project located on the Tallapoosa River. The Martin license expired in June 2013. Since the FERC did not act on Alabama Power's license application prior to the expiration of the existing license, the FERC issued an annual license to Alabama Power for the Martin Dam project in June 2013.
In August 2013, Alabama Power filed an application with the FERC to relicense the Holt hydroelectric project located on the Warrior River. The current Holt license will expire on August 31, 2015.
In 2012, Georgia Power filed an application with the FERC to relicense the Bartlett's Ferry project located on the Chattahoochee River near Columbus, Georgia. The FERC issued a new license on December 22, 2014.
Georgia Power and OPC also have a license, expiring in 2027, for the Rocky Mountain Plant, a pure pumped storage facility of 847,800 KW capacity. See PROPERTIES – "Jointly-Owned Facilities" in Item 2 herein for additional information.
Licenses for all projects, excluding those discussed above, expire in the period 2023-2034 in the case of Alabama Power's projects and in the period 2020-2044 in the case of Georgia Power's projects.
Upon or after the expiration of each license, the U.S. Government, by act of Congress, may take over the project or the FERC may relicense the project either to the original licensee or to a new licensee. In the event of takeover or relicensing to another, the original licensee is to be compensated in accordance with the provisions of the Federal Power Act, such compensation to reflect the net investment of the licensee in the project, not in excess of the fair value of the property, plus reasonable damages to other property of the licensee resulting from the severance therefrom of the property. The FERC may grant relicenses subject to certain requirements that could result in additional costs.
The ultimate outcome of these matters cannot be determined at this time.
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
In 2012, the NRC issued combined construction and operating licenses (COLs) for Plant Vogtle Units 3 and 4. Receipt of the COLs allowed full construction to begin. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Nuclear Construction" of Georgia Power in Item 7 herein and Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" and Georgia Power under "Retail Regulatory Matters – Nuclear Construction" in Item 8 herein for additional information.
See Notes 1 and 9 to the financial statements of Southern Company, Alabama Power, and Georgia Power in Item 8 herein for information on nuclear decommissioning costs and nuclear insurance.
Environmental Statutes and Regulations
The electric utilities' operations are subject to extensive regulation by state and federal environmental agencies under a variety of statutes and regulations governing environmental media, including air, water, and land resources. Compliance with these existing environmental requirements involves significant capital and operating costs, a major portion of which is expected to be recovered through existing ratemaking provisions or through market-based contracts. There is no assurance, however, that all such costs will be recovered.
Compliance with the federal Clean Air Act and resulting regulations has been, and will continue to be, a significant focus for Southern Company, each traditional operating company, Southern Power, and SEGCO. In addition, existing environmental laws and regulations may be changed or new laws and regulations may be adopted or otherwise become applicable to the Southern Company system, including laws and regulations designed to address air quality, water, CCRs, global climate change,

    Table of Contents                                Index to Financial Statements

or other environmental and health concerns. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" of Southern Company and each of the traditional operating companies in Item 7 herein for additional information about the Clean Air Act and other environmental issues, including, but not limited to, the litigation brought by the EPA under the New Source Review provisions of the Clean Air Act and proposed and final regulations related to air quality, water, greenhouse gases, and CCRs. Also see MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" of Southern Power in Item 7 herein for additional information about environmental issues and climate change regulation.
The Southern Company system's ultimate environmental compliance strategy, including potential unit retirement and replacement decisions, and future environmental capital expenditures will be affected by the final requirements of new or revised environmental regulations; the time periods over which compliance with regulations is required; individual state implementation of regulations, as applicable; the outcome of any legal challenges to the environmental rules and any additional rulemaking activities in response to legal challenges and court decisions; the cost, availability, and existing inventory of emissions allowances; the impact of future changes in generation and emissions-related technology and costs; and the fuel mix of the electric utilities. Compliance costs may arise from existing unit retirements, installation of additional environmental controls, upgrades to the transmission system, closure and monitoring of CCR facilities, and adding or changing fuel sources for certain existing units. Environmental compliance spending over the next several years may differ materially from the amounts estimated. Such expenditures could affect unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered on a timely basis through regulated rates or long-term wholesale agreements for the traditional operating companies or market-based rates for Southern Power. Further, higher costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively affect results of operations, cash flows, and financial condition. Also see MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" of Southern Company, each of the traditional operating companies, and Southern Power in Item 7 herein for additional information. The ultimate outcome of these matters cannot be determined at this time.
Compliance with any new federal or state legislation or regulations relating to air quality, water, CCRs, global climate change, or other environmental and health concerns could significantly affect the Southern Company system. Although new or revised environmental legislation or regulations could affect many areas of the electric utilities' operations, the full impact of any such changes cannot be determined at this time. Additionally, many of the electric utilities' commercial and industrial customers may also be affected by existing and future environmental requirements, which for some may have the potential to ultimately affect their demand for electricity. See "Construction Program" herein for additional information.
Rate Matters
Rate Structure and Cost Recovery Plans
The rates and service regulations of the traditional operating companies are uniform for each class of service throughout their respective retail service territories. Rates for residential electric service are generally of the block type based upon KWHs used and include minimum charges. Residential and other rates contain separate customer charges. Rates for commercial service are presently of the block type and, for large customers, the billing demand is generally used to determine capacity and minimum bill charges. These large customers' rates are generally based upon usage by the customer and include rates with special features to encourage off-peak usage. Additionally, Alabama Power, Gulf Power, and Mississippi Power are generally allowed by their respective state PSCs to negotiate the terms and cost of service to large customers. Such terms and cost of service, however, are subject to final state PSC approval.
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
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters" of Southern Company and each of the traditional operating companies in Item 7 herein and Note 3 to the financial statements of Southern Company and each of the traditional operating companies under "Retail Regulatory Matters" in Item 8 herein for a discussion of rate matters and certain cost recovery mechanisms. Also, see Note 1 to the financial statements of Southern Company and each of the traditional operating companies in Item 8 herein for a discussion of recovery of fuel costs, storm damage costs, and environmental compliance costs through rate mechanisms.

    Table of Contents                                Index to Financial Statements

See "Integrated Resource Planning" herein for a discussion of Georgia PSC certification of new demand-side or supply-side resources and decertification of existing supply-side resources for Georgia Power. In addition, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Nuclear Construction" of Georgia Power in Item 7 herein and Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" and Georgia Power under "Retail Regulatory Matters – Nuclear Construction" in Item 8 herein for a discussion of the Georgia Nuclear Energy Financing Act and the Georgia PSC certification of Plant Vogtle Units 3 and 4, which have allowed Georgia Power to recover financing costs for construction of Plant Vogtle Units 3 and 4 during the construction period beginning in 2011.
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
Gulf Power serves long-term contracts associated with Gulf Power's co-ownership of a unit with Georgia Power at Plant Scherer, covering 100% of Gulf Power's ownership of that unit in 2015, and 41% for the next five years. These capacity revenues represented 82% of Gulf Power's total wholesale capacity revenues for 2014. Gulf Power is actively pursuing replacement wholesale contracts but the expiration of current contracts could have a material negative impact on Gulf Power's earnings.
Mississippi Power serves long-term contracts with rural electric cooperative associations and municipalities located in southeastern Mississippi under cost-based electric tariffs which are subject to regulation by the FERC. The contracts with these wholesale customers represented 21.9% of Mississippi Power's operating revenues in 2014 and are largely subject to rolling 10-year cancellation notices.
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
Georgia Power
Triennially, Georgia Power must file an IRP with the Georgia PSC that specifies how it intends to meet the future electrical needs of its customers through a combination of demand-side and supply-side resources. The Georgia PSC, under state law, must certify any new demand-side or supply-side resources for Georgia Power to receive cost recovery. Once certified, the lesser of actual or certified construction costs and purchased power costs is recoverable through rates. Certified costs may be excluded from recovery only on the basis of fraud, concealment, failure to disclose a material fact, imprudence, or criminal misconduct.
See Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters - Georgia Power - Rate Plans" and "– Nuclear Construction" and Note 3 to the financial statements of Georgia Power under "Retail Regulatory Matters – Integrated Resource Plans," "– Renewables Development," and "– Nuclear Construction" in Item 8 herein for additional information.
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

    Table of Contents                                Index to Financial Statements

Gulf Power's most recent 10-year site plan was classified by the Florida PSC as "suitable" in November 2014. Gulf Power's most recent 10-year site plan and environmental compliance plan identify environmental regulations and potential legislation or regulation that would impose mandatory restrictions on greenhouse gas emissions. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Air Quality," "Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Residuals," and "Environmental Matters – Global Climate Issues" of Gulf Power in Item 7 herein. Gulf Power continues to evaluate the economics of various potential planning scenarios for units at certain Gulf Power coal-fired generating plants as EPA and other regulations develop.
Subsequent to December 31, 2014, Gulf Power announced plans to retire its coal-fired generation at Plant Smith Units 1 and 2 (357 MWs) by March 31, 2016. The plant will continue to operate and produce electricity with its other generating units on site. The retirement of these units is not expected to have a material impact on the Gulf Power's financial statements. Gulf Power expects to recover through its rates the remaining book value of the retired units and certain costs associated with the retirements; however, recovery will be considered by the Florida PSC in future rate proceedings. The net book value of these units at December 31, 2014 was approximately $80 million.
Gulf Power also has determined it is not economical to add the environmental controls at Plant Scholz necessary to comply with the MATS rule and that coal-fired generation at Plant Scholz will cease by April 2015. The plant is scheduled to be fully depreciated by April 2015.
The ultimate outcome of these matters cannot be determined at this time.
Mississippi Power
Mississippi Power's 2010 IRP indicated that Mississippi Power plans to construct the Kemper IGCC to meet its identified needs, to add environmental controls at Plant Daniel Units 1 and 2, to defer environmental controls at Plant Watson Units 4 and 5, and to continue operation of the combined cycle Plant Daniel Units 3 and 4. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Air Quality" and "Environmental Matters – Global Climate Issues" of Mississippi Power in Item 7 herein. On August 1, 2014, Mississippi Power entered into a settlement agreement with the Sierra Club (Sierra Club Settlement Agreement) that, among other things, required the Sierra Club to dismiss or withdraw all pending legal and regulatory challenges to the Kemper IGCC and the flue gas desulfurization system project at Plant Daniel Units 1 and 2. Under the Sierra Club Settlement Agreement, and consistent with Mississippi Power’s ongoing evaluation of recent environmental rules and regulations, Mississippi Power agreed to retire, repower with natural gas, or convert to an alternative non-fossil fuel source Plant Sweatt Units 1 and 2 (80 MWs) no later than December 2018. Mississippi Power also agreed that it would cease burning coal or other solid fuel at Plant Watson Units 4 and 5 (750 MWs) and begin operating those units solely on natural gas no later than April 2015, and cease burning coal and other solid fuel at Plant Greene County Units 1 and 2 (200 MWs) and begin operating those units solely on natural gas no later than April 2016.
Mississippi Baseload Act
In 2008, the Baseload Act was signed by the Governor of Mississippi. The Baseload Act authorizes, but does not require, the Mississippi PSC to adopt a cost recovery mechanism that includes in retail base rates, prior to and during construction, all or a portion of the prudently-incurred pre-construction and construction costs incurred by a utility in constructing a base load electric generating plant. Prior to the passage of the Baseload Act, such costs would traditionally be recovered only after the plant was placed in service. The Baseload Act also provides for periodic prudence reviews by the Mississippi PSC and prohibits the cancellation of any such generating plant without the approval of the Mississippi PSC. In the event of cancellation of the construction of the plant without approval of the Mississippi PSC, the Baseload Act authorizes the Mississippi PSC to make a public interest determination as to whether and to what extent the utility will be afforded rate recovery for costs incurred in connection with such cancelled generating plant. In February 2015, the Mississippi Supreme Court declined to rule on the constitutionality of the Baseload Act.
For information regarding Mississippi Power's construction of the Kemper IGCC, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" of Mississippi Power in Item 7 herein and Note 3 to the financial statements of Southern Company and Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 herein.
For information regarding the February 2015 decision of the Mississippi Supreme Court related to the Baseload Act and the rates implemented in March 2013, see Note 3 to the financial statements of Southern Company under "Integrated Coal Gasification Combined Cycle – 2015 Mississippi Supreme Court Decision" and Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle - 2015 Mississippi Supreme Court Decision" in Item 8 herein.

    Table of Contents                                Index to Financial Statements

The ultimate outcome of these matters cannot be determined at this time.
Employee Relations
The Southern Company system had a total of 26,369 employees on its payroll at December 31, 2014.

Employees at December 31, 2014
Alabama Power	6,935
Georgia Power	7,909
Gulf Power	1,384
Mississippi Power	1,478
SCS	4,395
Southern Nuclear	4,036
Southern Power*	0
Other	232
Total	26,369

*	Southern Power has no employees. Southern Power has agreements with SCS and the traditional operating companies whereby employee services are rendered at amounts in compliance with FERC regulations.
The traditional operating companies have separate agreements with local unions of the IBEW generally covering wages, working conditions, and procedures for handling grievances and arbitration. These agreements apply with certain exceptions to operating, maintenance, and construction employees.
Alabama Power has agreements with the IBEW in effect through August 15, 2019. Upon notice given at least 60 days prior to that date, negotiations may be initiated with respect to agreement terms to be effective after such date.
Georgia Power has an agreement with the IBEW covering wages and working conditions, which is in effect through June 30, 2016.
Gulf Power has an agreement with the IBEW covering wages and working conditions, which is in effect through April 15, 2019. Upon notice given at least 60 days prior to that date, negotiations may be initiated with respect to agreement terms to be effective after such date.
Mississippi Power has an agreement with the IBEW covering wages and working conditions, which is in effect through May 1, 2019. In 2013, Mississippi Power signed a separate agreement with the IBEW related solely to the Kemper IGCC, which is in effect through March 15, 2016.
Southern Nuclear has an agreement with the IBEW covering certain employees at Plants Hatch and Vogtle which is in effect through June 30, 2016. A five-year agreement between Southern Nuclear and the IBEW representing certain employees at Plant Farley is in effect through August 15, 2019. Upon notice given at least 60 days prior to that date, negotiations may be initiated with respect to agreement terms to be effective after such date.
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
Southern Company and its subsidiaries, including the traditional operating companies and Southern Power, are subject to substantial regulation from federal, state, and local regulatory agencies. Southern Company and its subsidiaries are required to comply with numerous laws and regulations and to obtain numerous permits, approvals, and certificates from the governmental agencies that regulate various aspects of their businesses, including rates and charges, service regulations, retail service territories, sales of securities, asset acquisitions and sales, accounting policies and practices, physical security and cyber-security policies and practices, and the construction and operation of fossil-fuel, nuclear, hydroelectric, solar, wind, and biomass generating facilities, as well as transmission and distribution facilities. For example, the respective state PSCs must approve the traditional operating companies' requested rates for retail customers. The traditional operating companies seek to recover their costs (including a reasonable return on invested capital) through their retail rates, and there can be no assurance that a state PSC, in a future rate proceeding, will not alter the timing or amount of certain costs for which recovery is allowed or modify the current authorized rate of return. Additionally, the rates charged to wholesale customers by the traditional operating companies and by Southern Power must be approved by the FERC. These wholesale rates could be affected by changes to Southern Power's ability to conduct business pursuant to FERC market-based rate authority. The FERC rules related to retaining the authority to sell electricity at market-based rates in the wholesale markets are important for the traditional operating companies and Southern Power if they are to remain competitive in the wholesale markets in which they operate.
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
The Southern Company system's costs of compliance with environmental laws are significant. The costs of compliance with current and future environmental laws, including laws and regulations designed to address air quality, water, CCR, global climate change, renewable energy standards, and other matters and the incurrence of environmental liabilities could negatively impact the net income, cash flows, and financial condition of Southern Company, the traditional operating companies, and/or Southern Power.
The Southern Company system is subject to extensive federal, state, and local environmental requirements which, among other things, regulate air emissions, water usage and discharges, and the management and disposal of waste in order to adequately protect the environment. Compliance with these environmental requirements requires the traditional operating companies and Southern Power to commit significant expenditures for installation of pollution control equipment, environmental monitoring, emissions fees, and permits at substantially all of their respective facilities. Southern Company, the traditional operating companies, and Southern Power expect that these expenditures will continue to be significant in the future. Through December 31, 2014, the traditional operating companies had invested approximately $10.6 billion in environmental capital retrofit projects to comply with these requirements. The EPA has adopted and is in the process of implementing regulations governing the emission of nitrogen oxide, sulfur dioxide, fine particulate matter, mercury, and other air pollutants under the Clean Air Act through the national ambient air quality standards, CSAPR, the MATS rule, and other air quality regulations and is in the process of considering additional revisions. In addition, the EPA has recently finalized regulations governing cooling water intake structures and has proposed revisions to the effluent guidelines for steam electric generating plants and the definition of waters of the United States under the Clean Water Act. The EPA has also recently finalized regulations governing the disposal of CCR, including coal ash and gypsum, in landfills and surface impoundments at active generating power plants.
Existing environmental laws and regulations may be revised or new laws and regulations related to air quality, water, CCR, global climate change, endangered species, or other environmental and health concerns may be adopted or become applicable to the traditional operating companies and/or Southern Power.
In addition, the EPA has published three sets of proposed standards that would limit CO2 emissions from new, existing, and

    Table of Contents                                Index to Financial Statements

modified or reconstructed fossil-fuel-fired electric generating units. On January 8, 2014, the EPA published proposed standards for new units, and, on June 18, 2014, the EPA published proposed standards governing existing units, known as the Clean Power Plan, and separate standards governing CO2 emissions from modified and reconstructed units. The EPA's proposed Clean Power Plan establishes guidelines for states to develop plans to address CO2 emissions from existing fossil fuel-fired electric generating units. The EPA's proposed guidelines establish state-specific interim and final CO2 emission rate goals to be achieved between 2020 and 2029 and in 2030 and thereafter. The proposed guidelines and standards could result in operational restrictions and material compliance costs, including capital expenditures, which could affect future unit retirement and replacement decisions.
The Southern Company system filed comments on the EPA's proposed Clean Power Plan on December 1, 2014. These comments addressed legal and technical issues in addition to providing a preliminary estimated cost of complying with the proposed guidelines utilizing one of the EPA's compliance scenarios. Costs associated with this proposal could be significant to the utility industry and the Southern Company system. However, the ultimate financial and operational impact of the proposed Clean Power Plan on the Southern Company system cannot be determined at this time and will depend upon numerous known and unknown factors.
The Southern Company system's ultimate environmental compliance strategy, including potential unit retirement and replacement decisions, and future environmental capital expenditures will be affected by the final requirements of new or revised environmental regulations; the time periods over which compliance with regulations is required; individual state implementation of regulations, as applicable; the outcome of any legal challenges to the environmental rules and any additional rulemaking activities in response to legal challenges and court decisions; the cost, availability, and existing inventory of emissions allowances; the impact of future changes in generation and emissions-related technology and costs; and the fuel mix of the electric utilities. Compliance costs may arise from existing unit retirements, installation of additional environmental controls, upgrades to the transmission system, closure and monitoring of CCR facilities, and adding or changing fuel sources for certain existing units. Environmental compliance spending over the next several years may differ materially from the amounts estimated. Such expenditures could affect unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered on a timely basis through regulated rates or long-term wholesale agreements for the traditional operating companies or market-based rates for Southern Power. Further, higher costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively affect results of operations, cash flows, and financial condition. Additionally, if Southern Company, any traditional operating company, or Southern Power fails to comply with environmental laws and regulations, even if caused by factors beyond its control, that failure may result in the assessment of civil or criminal penalties and fines and/or remediation costs. The EPA has filed civil actions against Alabama Power and Georgia Power and issued notices of violation to Gulf Power and Mississippi Power alleging violations of the new source review provisions of the Clean Air Act. An adverse outcome in any of these matters could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties.
Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as air quality and water standards, has occurred throughout the United States. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
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
The traditional operating companies currently own and operate transmission facilities as part of a vertically integrated utility. A small percentage of transmission revenues are collected through the wholesale electric tariff but the majority of transmission revenues are collected through retail rates. FERC rules pertaining to regional transmission planning and cost allocation present challenges to transmission planning and the wholesale market structure in the Southeast. The key impacts of these rules include:

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
Owners and operators of bulk power systems, including the traditional operating companies, are subject to mandatory reliability standards enacted by the North American Electric Reliability Corporation and enforced by the FERC. Compliance with or changes in the mandatory reliability standards may subject the traditional operating companies, Southern Power, and Southern Company to higher operating costs and/or increased capital expenditures. If any traditional operating company or Southern Power is found to be in noncompliance with the mandatory reliability standards, such traditional operating company or Southern Power could be subject to sanctions, including substantial monetary penalties.
OPERATIONAL RISKS
The financial performance of Southern Company and its subsidiaries may be adversely affected if the subsidiaries are unable to successfully operate their facilities or perform certain corporate functions.
The financial performance of Southern Company and its subsidiaries depends on the successful operation of its subsidiaries' electric generating, transmission, and distribution facilities and the successful performance of necessary corporate functions. There are many risks that could affect these operations and performance of corporate functions, including:

•	operator error or failure of equipment or processes, particularly with older generating facilities;

•	operating limitations that may be imposed by environmental or other regulatory requirements;

•	labor disputes;

•	terrorist attacks;

•	fuel or material supply interruptions;

•	transmission disruption or capacity constraints, including with respect to the Southern Company system’s transmission facilities and third party transmission facilities;

•	compliance with mandatory reliability standards, including mandatory cyber security standards;

•	implementation of technologies with which the Southern Company system is developing experience;

•	information technology system failure;

•	cyber intrusion;

•	an environmental event, such as a spill or release; and

•	catastrophic events such as fires, earthquakes, explosions, floods, droughts, hurricanes, pandemic health events such as influenzas, or other similar occurrences.
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

    Table of Contents                                Index to Financial Statements

Operation of nuclear facilities involves inherent risks, including environmental, safety, health, regulatory, natural disasters, terrorism, and financial risks, that could result in fines or the closure of the nuclear units owned by Alabama Power or Georgia Power and which may present potential exposures in excess of insurance coverage.
Alabama Power owns, and contracts for the operation of, two nuclear units and Georgia Power holds undivided interests in, and contracts for the operation of, four existing nuclear units. The six existing units are operated by Southern Nuclear and represent approximately 3,680 MWs, or 7.9%, of the Southern Company system's generation capacity as of December 31, 2014. In addition, these units generated approximately 23% and 22% of the total KWHs generated by Alabama Power and Georgia Power, respectively, in the year ended December 31, 2014. In addition, Southern Nuclear, on behalf of Georgia Power and the other co-owners, is overseeing the construction of Plant Vogtle Units 3 and 4. Due solely to the increase in nuclear generating capacity, the below risks are expected to increase incrementally once Plant Vogtle Units 3 and 4 are operational. Nuclear facilities are subject to environmental, safety, health, operational, and financial risks such as:

•
the potential harmful effects on the environment and human health and safety resulting from a release of radioactive materials in connection with the operation of nuclear facilities and the storage, handling, and disposal of radioactive material, including spent nuclear fuel;

•	uncertainties with respect to the ability to dispose of spent nuclear fuel and the need for longer term on-site storage;

•
uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of licensed lives and the ability to maintain and anticipate adequate capital reserves for decommissioning;

•
limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with the nuclear operations of Alabama Power and Georgia Power or those of other commercial nuclear facility owners in the United States;

•	potential liabilities arising out of the operation of these facilities;

•	significant capital expenditures relating to maintenance, operation, security, and repair of these facilities, including repairs and upgrades required by the NRC;

•	the threat of a possible terrorist attack, including a potential cyber security attack; and

•	the potential impact of an accident or natural disaster.
It is possible that damages, decommissioning, or other costs could exceed the amount of decommissioning trusts or external insurance coverage, including statutorily required nuclear incident insurance.
The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of non-compliance with NRC licensing and safety-related requirements, the NRC has the authority to impose fines and/or shut down any unit, depending upon its assessment of the severity of the situation, until compliance is achieved. NRC orders or regulations related to increased security measures and any future safety requirements promulgated by the NRC could require Alabama Power and Georgia Power to make substantial operating and capital expenditures at their nuclear plants. In addition, if a serious nuclear incident were to occur, it could result in substantial costs to Alabama Power or Georgia Power and Southern Company. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit, prohibit, or require significant changes to the operation or licensing of any domestic nuclear unit that could result in substantial costs. Moreover, a major incident at any nuclear facility in the United States, including facilities owned and operated by third parties, could require Alabama Power and Georgia Power to make material contributory payments.
In addition, potential terrorist threats and increased public scrutiny of utilities could result in increased nuclear licensing or compliance costs that are difficult to predict.
Physical or cyber attacks, both threatened and actual, could impact the ability of the traditional operating companies and Southern Power to operate and could adversely affect financial results and liquidity.
The traditional operating companies and Southern Power face the risk of physical and cyber attacks, both threatened and actual, against their respective generation facilities, the transmission and distribution infrastructure used to transport power, and their information technology systems and network infrastructure, which could negatively impact the ability of the traditional operating companies or Southern Power to generate, transport, and deliver power, or otherwise operate their respective facilities in the most efficient manner or at all. In addition, physical or cyber attacks against key suppliers or service providers could have a similar effect on Southern Company and its subsidiaries.

    Table of Contents                                Index to Financial Statements

The traditional operating companies and Southern Power operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure, which are part of an interconnected regional grid. In addition, in the ordinary course of business, the traditional operating companies and Southern Power collect and retain sensitive information including personal identification information about customers and employees and other confidential information. The traditional operating companies and Southern Power face on-going threats to their assets. Despite the implementation of robust security measures, all assets are potentially vulnerable to disability, failures, or unauthorized access due to human error, natural disasters, technological failure, or internal or external physical or cyber attacks. If the traditional operating companies' or Southern Power's assets were to fail, be physically damaged, or be breached and were not recovered in a timely way, the traditional operating companies or Southern Power may be unable to fulfill critical business functions, and sensitive and other data could be compromised. Any physical security breach, cyber breach or theft, damage, or improper disclosure of sensitive electronic data may also subject the applicable traditional operating company or Southern Power to penalties and claims from regulators or other third parties.
These events could harm the reputation of and negatively affect the financial results of Southern Company, the traditional operating companies, or Southern Power through lost revenues, costs to recover and repair damage, and costs associated with governmental actions in response to such attacks.
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
The traditional operating companies are dependent on coal for a portion of their electric generating capacity. The traditional operating companies depend on coal supply contracts, and there can be no assurance that the counterparties to these agreements will fulfill their obligations to supply coal to the traditional operating companies. The suppliers under these agreements may experience financial or technical problems which inhibit their ability to fulfill their obligations to the traditional operating companies. In addition, the suppliers under these agreements may not be required to supply coal to the traditional operating companies under certain circumstances, such as in the event of a natural disaster. If the traditional operating companies are unable to obtain their coal requirements under these contracts, the traditional operating companies may be required to purchase their coal requirements at higher prices, which may not be recoverable through rates.
In addition, the traditional operating companies and Southern Power to a greater extent have become more dependent on natural gas for a portion of their electric generating capacity. In many instances, the cost of purchased power for the traditional operating companies and Southern Power is influenced by natural gas prices. Historically, natural gas prices have been more volatile than prices of other fuels. In recent years, domestic natural gas prices have been depressed by robust supplies, including production from shale gas. These market conditions, together with additional regulation of coal-fired generating units, have increased the traditional operating companies' reliance on natural gas-fired generating units.
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
The revenues of Southern Company, the traditional operating companies, and Southern Power depend in part on sales under PPAs. The failure of a counterparty to one of these PPAs to perform its obligations, or the failure to renew the PPAs or successfully remarket the related generating capacity, could have a negative impact on the net income and cash flows of the affected traditional operating company or Southern Power and of Southern Company.
Most of Southern Power's generating capacity has been sold to purchasers under PPAs. In addition, the traditional operating companies enter into PPAs with non-affiliated parties. Revenues are dependent on the continued performance by the purchasers of their obligations under these PPAs. The failure of one of the purchasers to perform its obligations could have a negative impact on the net income and cash flows of the affected traditional operating company or Southern Power and of Southern Company. Although the credit evaluations undertaken and contractual protections implemented by Southern Power and the traditional operating companies take into account the possibility of default by a purchaser, actual exposure to a default by a purchaser may be greater than predicted or specified in the applicable contract. Additionally, neither Southern Power nor any traditional operating company can predict whether the PPAs will be renewed at the end of their respective terms or on what terms any renewals may be made.

    Table of Contents                                Index to Financial Statements

Changes in technology may make Southern Company's electric generating facilities owned by the traditional operating companies and Southern Power less competitive.
A key element of the business models of Southern Company, the traditional operating companies, and Southern Power is that generating power at central station power plants achieves economies of scale and produces power at a competitive cost. There are distributed generation technologies that produce power, including fuel cells, microturbines, wind turbines, and solar cells. Advances in technology or changes in laws or regulations could reduce the cost of these or other alternative methods of producing power to a level that is competitive with that of most central station power electric production or result in smaller-scale, more fuel efficient, and/or more cost effective distributed generation. Broader use of distributed generation by retail electric customers may also result from customers’ changing perceptions of the merits of utilizing existing generation technology or tax or other economic incentives. Additionally, there can be no assurance that a state PSC or legislature will not attempt to modify certain aspects of the traditional operating companies’ business as a result of these advances in technology. If these technologies became cost competitive and achieved sufficient scale, the market share of the traditional operating companies and Southern Power could be eroded, and the value of their respective electric generating facilities could be reduced. It is also possible that rapid advances in central station power generation technology could reduce the value of the current electric generating facilities owned by the traditional operating companies and Southern Power. Changes in technology could also alter the channels through which electric customers buy or utilize power, which could reduce the revenues or increase the expenses of Southern Company, the traditional operating companies, or Southern Power. If state PSCs fail to adjust rates to reflect the impact of any changes in loads, increasing self-generation, and the growth of distributed generation, the financial condition, results of operations, and cash flows of Southern Company and the traditional operating companies could be materially adversely affected.
Failure to attract and retain an appropriately qualified workforce could negatively impact Southern Company's and its subsidiaries' results of operations.
Events such as an aging workforce without appropriate replacements, mismatch of skill sets to future needs, or unavailability of contract resources may lead to operating challenges such as lack of resources, loss of knowledge, and a lengthy time period associated with skill development, especially with the workforce needs associated with the Kemper IGCC and Plant Vogtle Units 3 and 4 construction. The Southern Company system's costs, including costs for contractors to replace employees, productivity costs, and safety costs, may rise. Failure to hire and adequately obtain replacement employees, including the ability to transfer significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect Southern Company and its subsidiaries' ability to manage and operate their businesses. If Southern Company and its subsidiaries, including the traditional operating companies, are unable to successfully attract and retain an appropriately qualified workforce, results of operations could be negatively impacted.
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
General
The businesses of the registrants require substantial capital expenditures for investments in new facilities and capital improvements to transmission, distribution, and generation facilities, including those to meet environmental standards. Certain of the traditional operating companies and Southern Power are in the process of constructing new generating facilities and adding environmental controls equipment at existing generating facilities. The Southern Company system intends to continue its strategy of developing and constructing other new facilities, expanding existing facilities, and adding environmental control equipment. These types of projects are long-term in nature and in some cases include the development and construction of facilities with designs that have not been finalized or previously constructed. The completion of these types of projects without delays or significant cost overruns is subject to substantial risks, including:

•	shortages and inconsistent quality of equipment, materials, and labor;

•	labor costs and productivity;

•	work stoppages;

•	contractor or supplier delay or non-performance under construction or other agreements or non-performance by other major participants in construction projects;

    Table of Contents                                Index to Financial Statements

•	delays in or failure to receive necessary permits, approvals, tax credits, and other regulatory authorizations;

•	delays associated with start-up activities, including major equipment failure, system integration, and operations, and/or unforeseen engineering problems;

•	impacts of new and existing laws and regulations, including environmental laws and regulations;

•	the outcome of legal challenges to projects, including legal challenges to regulatory approvals;

•	failure to construct in accordance with licensing requirements;

•	continued public and policymaker support for such projects;

•	adverse weather conditions or natural disasters;

•	other unforeseen engineering problems;

•	changes in project design or scope;

•	environmental and geological conditions;

•	delays or increased costs to interconnect facilities to transmission grids; and

•	unanticipated cost increases, including materials and labor, and increased financing costs as a result of changes in market interest rates or as a result of construction schedule delays.
In addition, with respect to the construction of Plant Vogtle Units 3 and 4 and the operation of existing nuclear units, a major incident at a nuclear facility anywhere in the world could cause the NRC to delay or prohibit construction of new nuclear units or require additional safety measures at new and existing units.
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
Plant Vogtle Units 3 and 4 construction
Southern Nuclear, on behalf of Georgia Power and the other co-owners, is overseeing the construction of and will operate Plant Vogtle Units 3 and 4 (each, an approximately 1,100 MW AP1000 nuclear generating unit). Georgia Power owns 45.7% of the new units. The NRC certified the Westinghouse Electric Company LLC's Design Control Document, as amended (DCD), for the AP1000 nuclear reactor design, in late 2011, and issued combined COLs in early 2012. Receipt of the COLs allowed full construction to begin. There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4, at the federal and state level, and additional challenges are expected as construction proceeds.
Georgia Power, OPC, MEAG Power, and Dalton (collectively, Vogtle Owners) and Westinghouse Electric Company LLC (Westinghouse) and Stone & Webster, Inc., a subsidiary of the Shaw Group Inc., which was acquired by Chicago Bridge & Iron Company N.V. (collectively, Contractor) are involved in litigation regarding the costs associated with design changes to the DCD and the delays in the timing of approval of the DCD and issuance of the COLs, including the assertion by the Contractor

    Table of Contents                                Index to Financial Statements

that the Vogtle Owners are responsible for these costs under the terms of the agreement with the Contractor (Vogtle 3 and 4 Agreement). Also in 2012, Georgia Power and the other Vogtle Owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia seeking a declaratory judgment that the Vogtle Owners are not responsible for these costs. In 2012, the Contractor also filed suit against Georgia Power and the other Vogtle Owners in the U.S. District Court for the District of Columbia alleging the Vogtle Owners are responsible for these costs. In August 2013, the U.S. District Court for the District of Columbia dismissed the Contractor's suit, ruling that the proper venue is the U.S. District Court for the Southern District of Georgia. The Contractor appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit in September 2013. The portion of additional costs claimed by the Contractor in its initial complaint that would be attributable to Georgia Power (based on Georgia Power's ownership interest) is approximately $425 million (in 2008 dollars). The Contractor also asserted it is entitled to extensions of the guaranteed substantial completion dates of April 2016 and April 2017 for Plant Vogtle Units 3 and 4, respectively. On May 22, 2014, the Contractor filed an amended counterclaim to the suit pending in the U.S. District Court for the Southern District of Georgia alleging that (i) the design changes to the DCD imposed by the NRC delayed module production and the impacts to the Contractor are recoverable by the Contractor under the Vogtle 3 and 4 Agreement and (ii) the changes to the basemat rebar design required by the NRC caused additional costs and delays recoverable by the Contractor under the Vogtle 3 and 4 Agreement. The Contractor did not specify in its amended counterclaim the amounts relating to these new allegations; however, the Contractor has subsequently asserted related minimum damages (based on Georgia Power's ownership interest) of $113 million. The Contractor may from time to time continue to assert that it is entitled to additional payments with respect to these allegations, any of which could be substantial. Georgia Power has not agreed to the proposed cost or to any changes to the guaranteed substantial completion dates or that the Vogtle Owners have any responsibility for costs related to these issues. Litigation is ongoing and Georgia Power intends to vigorously defend the positions of the Vogtle Owners. Georgia Power also expects negotiations with the Contractor to continue with respect to cost and schedule during which negotiations the parties may reach a mutually acceptable compromise of their positions.
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
In September 2013, the Georgia PSC approved a stipulation (2013 Stipulation) entered into by Georgia Power and the Georgia PSC staff to waive the requirement to amend the Plant Vogtle Units 3 and 4 certificate, until the completion of Plant Vogtle Unit 3, or earlier if deemed appropriate by the Georgia PSC and Georgia Power. In accordance with the Georgia Integrated Resource Planning Act, any costs incurred by Georgia Power in excess of the certified amount will be included in rate base, provided Georgia Power shows the costs to be reasonable and prudent. In addition, financing costs on any construction-related costs in excess of the certified amount likely would be subject to recovery through AFUDC instead of the Nuclear Construction Cost Recovery tariff.
The Georgia PSC has approved eleven VCM reports covering the periods through June 30, 2014, including construction capital costs incurred, which through that date totaled $2.8 billion.
On January 29, 2015, Georgia Power announced that it was notified by the Contractor of the Contractor’s revised forecast for completion of Plant Vogtle Units 3 and 4, which would incrementally delay the previously disclosed estimated in-service dates by 18 months (from the fourth quarter of 2017 to the second quarter of 2019 for Unit 3 and from the fourth quarter of 2018 to the second quarter of 2020 for Unit 4). Georgia Power has not agreed to any changes to the guaranteed substantial completion dates of April 2016 and April 2017 for Plant Vogtle Units 3 and 4, respectively. Georgia Power does not believe that the Contractor’s revised forecast reflects all efforts that may be possible to mitigate the Contractor’s delay.
In addition, Georgia Power believes that, pursuant to the Vogtle 3 and 4 Agreement, the Contractor is responsible for the Contractor’s costs related to the Contractor’s delay (including any related construction and mitigation costs, which could be material) and that the Vogtle Owners are entitled to recover liquidated damages for the Contractor’s delay beyond the guaranteed substantial completion dates of April 2016 and April 2017 for Plant Vogtle Units 3 and 4, respectively. Consistent with the Contractor’s position in the pending litigation described above, Georgia Power expects the Contractor to contest any claims for liquidated damages and to assert that the Vogtle Owners are responsible for additional costs related to the Contractor’s delay. The Contractor's liability to the Vogtle Owners for schedule and performance liquidated damages and warranty claims is subject to a cap. In addition, the Vogtle 3 and 4 Agreement provides for limited cost sharing by the Vogtle Owners for Contractor costs under certain conditions (which have not occurred), with maximum additional capital costs under this provision attributable to Georgia Power (based on Georgia Power's ownership interest) of approximately $114 million.

    Table of Contents                                Index to Financial Statements

On February 27, 2015, Georgia Power filed its twelfth VCM report with the Georgia PSC covering the period from July 1 through December 31, 2014, which requests approval for an additional $0.2 billion of construction capital costs incurred during that period and reflects the Contractor’s revised forecast for completion of Plant Vogtle Units 3 and 4 as well as additional estimated owner-related costs of approximately $10 million per month expected to result from the Contractor’s proposed 18-month delay, including property taxes, oversight costs, compliance costs, and other operational readiness costs. No Contractor costs related to the Contractor’s proposed 18-month delay are included in the twelfth VCM report. Additionally, while Georgia Power has not agreed to any change to the guaranteed substantial completion dates, the twelfth VCM report includes a requested amendment to the Plant Vogtle Units 3 and 4 certificate to reflect the Contractor’s revised forecast, to include the estimated owner's costs associated with the proposed 18-month Contractor delay, and to increase the estimated total in-service capital cost of Plant Vogtle Units 3 and 4 to $5.0 billion.
Georgia Power will continue to incur financing costs of approximately $30 million per month until Plant Vogtle Units 3 and 4 are placed in service. The twelfth VCM report estimates total associated financing costs during the construction period to be approximately $2.5 billion.
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
As construction continues, the risk remains that ongoing challenges with Contractor performance including additional challenges in its fabrication, assembly, delivery, and installation of the shield building and structural modules, delays in the receipt of the remaining permits necessary for the operation of Plant Vogtle Units 3 and 4, or other issues could arise and may further impact project schedule and cost. In addition, the IRS allocated production tax credits to each of Plant Vogtle Units 3 and 4, which require the applicable unit to be placed in service before 2021. Additional claims by the Contractor or Georgia Power (on behalf of the Vogtle Owners) are also likely to arise throughout construction. These claims may be resolved through formal and informal dispute resolution procedures under the engineering, procurement, and construction agreement for Plant Vogtle Units 3 and 4, but also may be resolved through litigation.
Kemper IGCC construction
In 2012, the Mississippi PSC issued a detailed order confirming the CPCN originally approved by the Mississippi PSC in 2010 authorizing the acquisition, construction, and operation of the Kemper IGCC (2012 MPSC CPCN Order). The 2012 MPSC CPCN Order included a certificated cost estimate of $2.4 billion, net of the DOE Grants and excluding the Cost Cap Exceptions described below, and approved a construction cost cap of up to $2.88 billion, with recovery of prudently-incurred costs subject to approval by the Mississippi PSC. As discussed below, the 2013 Settlement Agreement, among other things, established processes for resolving matters regarding cost recovery (both during construction and startup and following commercial operation of the Kemper IGCC), including the treatment of costs in excess of the $2.88 billion cost cap.
The Kemper IGCC was originally projected to be placed in service in May 2014. Mississippi Power placed the combined cycle and the associated common facilities portion of the Kemper IGCC in service on natural gas on August 9, 2014 and continues to focus on completing the remainder of the Kemper IGCC, including the gasifier and the gas clean-up facilities, for which the in-service date is currently expected to occur in the first half of 2016.
Mississippi Power does not intend to seek any rate recovery or joint owner contributions for any costs related to the construction of the Kemper IGCC that exceed the $2.88 billion cost cap, net of the DOE Grants and excluding the cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, AFUDC, and certain general exceptions, including change of law, force majeure, and beneficial capital (which exists when Mississippi Power demonstrates that the purpose and effect of the construction cost increase is to produce efficiencies that will result in a neutral or favorable effect on customers relative to the original proposal for the CPCN) (Cost Cap Exceptions). Through December 31, 2014, Southern Company and Mississippi Power recorded pre-tax charges to income as a result of increases to the cost estimate of $2.05 billion ($1.26 billion after tax). Primarily as a result of these charges, Mississippi Power incurred net losses after dividends on preferred stock of $328.7 million and $476.6 million in the years ended December 31, 2014 and 2013, respectively. The current estimate includes costs through March 31, 2016. Any further extension of the in-service date is currently estimated to result in additional base costs of approximately $25 million to $30 million per month, which includes maintaining necessary levels of start-up labor, materials, and fuel, as well as operational resources required to execute start-up and commissioning activities. Any further extension of the in-service date with respect to the Kemper IGCC would also increase costs for the Cost Cap Exceptions, which are not

    Table of Contents                                Index to Financial Statements

subject to the $2.88 billion cost cap established by the Mississippi PSC. These costs include AFUDC, which is currently estimated to total approximately $13 million per month, as well as carrying costs and operating expenses on Kemper IGCC assets placed in service and consulting and legal fees, which are being deferred as regulatory assets and are estimated to total approximately $7 million per month.
Any further cost increases and/or extensions of the in-service date with respect to the Kemper IGCC may result from factors including, but not limited to, labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction or other agreements, operational readiness, including specialized operator training and required site safety programs, unforeseen engineering or design problems, start-up activities for this first-of-a-kind technology (including major equipment failure and system integration), and/or operational performance (including additional costs to satisfy any operational parameters ultimately adopted by the Mississippi PSC). In subsequent periods, any further changes in the estimated costs to complete construction and start-up of the Kemper IGCC subject to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, will be reflected in Southern Company's and Mississippi Power’s statements of income and these changes could be material.
Under the 2013 Settlement Agreement, Mississippi Power agreed to limit the portion of prudently-incurred Kemper IGCC costs to be included in retail rate base to the $2.4 billion certificated cost estimate, plus the Cost Cap Exceptions, but excluding AFUDC, and any other costs permitted or determined to be excluded from the $2.88 billion cost cap by the Mississippi PSC. The 2013 Settlement Agreement also allowed Mississippi Power to secure alternate financing for costs not otherwise recovered in any Mississippi PSC rate proceedings contemplated by the 2013 Settlement Agreement.
Legislation to authorize a multi-year rate plan and legislation to provide for alternate financing through securitization of up to $1.0 billion of prudently-incurred costs was enacted into law in February 2013. Mississippi Power's intent under the 2013 Settlement Agreement was to securitize (1) prudently-incurred costs in excess of the certificated cost estimate and up to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, (2) accrued AFUDC, and (3) other prudently-incurred costs, which include carrying costs from the estimated in-service date until securitization is finalized and other costs not included in the Rate Mitigation Plan (described below) as approved by the Mississippi PSC.
Consistent with the terms of the 2013 Settlement Agreement, in March 2013, the Mississippi PSC issued a rate order (2013 MPSC Rate Order), approving retail rate increases of 15% effective March 19, 2013 and 3% effective January 1, 2014, which collectively were designed to collect $156 million annually beginning in 2014. For the period from March 2013 through December 31, 2014, $257.2 million had been collected primarily to be used to mitigate customer rate impacts after the Kemper IGCC is placed in service.
On August 18, 2014, Mississippi Power provided the Mississippi PSC with an analysis of the costs and benefits of placing the combined cycle and the associated common facilities portion of the Kemper IGCC in service, including the expected accounting treatment. Mississippi Power’s analysis requested, among other things, confirmation by the Mississippi PSC of the continued collection of rates as prescribed by the 2013 MPSC Rate Order, with the current recognition as revenue of the related equity return on all assets placed in service and the deferral of all remaining rate collections under the 2013 MPSC Rate Order to a regulatory liability account. As discussed further below, a February 2015 decision of the Mississippi Supreme Court would discontinue the collection of, and require the refund of, all amounts previously collected under the 2013 MPSC Rate Order.
In addition, Mississippi Power’s August 18, 2014 filing with the Mississippi PSC requested confirmation of Mississippi Power's accounting treatment by the Mississippi PSC of the continued accrual of AFUDC through the in-service date of the remainder of the Kemper IGCC and the deferral of operating costs as regulatory assets. Any action by the Mississippi PSC that is inconsistent with the treatment requested by Mississippi Power could have a material impact on the results of operations, financial condition, and liquidity of Mississippi Power and Southern Company.
Also consistent with the 2013 Settlement Agreement, Mississippi Power has filed with the Mississippi PSC a rate recovery plan for the Kemper IGCC for cost recovery through 2020 (Rate Mitigation Plan), which is still under review by the Mississippi PSC. The revenue requirements set forth in the Rate Mitigation Plan assume the sale of a 15% undivided interest in the Kemper IGCC to SMEPA and utilization of bonus depreciation, which currently requires that the related long-term asset be placed in service in 2015.
On February 12, 2015, the Mississippi Supreme Court (Court) issued its decision in the legal challenge to the 2013 MPSC Rate Order filed by Thomas A. Blanton. The Court reversed the 2013 MPSC Rate Order based on, among other things, its findings that (1) the collection of $156 million annually to be set aside in a regulatory liability account for use in mitigating future rate impacts for customers (Mirror CWIP) was not provided for under the Baseload Act and (2) the Mississippi PSC should have determined the prudence of Kemper IGCC costs before approving rate recovery through the 2013 MPSC Rate Order. The Court also found the 2013 Settlement Agreement unenforceable due to a lack of public notice for the related proceedings. The Court’s ruling remands the matter to the Mississippi PSC to (1) fix by order the rates that were in existence prior to the 2013 MPSC

    Table of Contents                                Index to Financial Statements

Rate Order, (2) fix no rate increases until the Mississippi PSC is in compliance with the Court’s ruling, and (3) enter an order refunding amounts collected under the 2013 MPSC Rate Order. Through December 31, 2014, Mississippi Power had collected $257.2 million through rates under the 2013 MPSC Rate Order. Any required refunds would also include carrying costs. The Court’s decision will become legally effective upon the issuance of a mandate to the Mississippi PSC. Absent specific instruction from the Court, the Mississippi PSC will determine the method and timing of the refund. Mississippi Power is reviewing the Court’s decision and expects to file a motion for rehearing which would stay the Court's mandate until either the case is reheard and decided or seven days after the Court issues its order denying Mississippi Power's request for rehearing. Mississippi Power is also evaluating its regulatory options.
To the extent that refunds of amounts collected under the 2013 MPSC Rate Order are required on a schedule different from the amortization schedule proposed in the Rate Mitigation Plan, the customer billing impacts proposed under the Rate Mitigation Plan would no longer be viable.
In the event that the Mirror CWIP regulatory liability is refunded to customers prior to the in-service date of the Kemper IGCC and is, therefore, not available to mitigate rate impacts under the Rate Mitigation Plan, the Mississippi PSC does not approve a refund schedule that facilitates rate mitigation, or Mississippi Power withdraws the Rate Mitigation Plan, Mississippi Power would seek rate recovery through alternate means, which could include a traditional rate case.
In addition to current estimated costs at December 31, 2014 of $6.20 billion, Mississippi Power anticipates that it will incur additional costs after the Kemper IGCC in-service date until the Kemper IGCC cost recovery approach is finalized. These costs include, but are not limited to, regulatory costs and additional carrying costs which could be material. Recovery of these costs would be subject to approval by the Mississippi PSC.
The Mississippi PSC’s review of Kemper IGCC costs is ongoing. On August 5, 2014, the Mississippi PSC ordered that a consolidated prudence determination of all Kemper IGCC costs be completed after the entire project has been placed in service and has demonstrated availability for a reasonable period of time as determined by the Mississippi PSC and the Mississippi Public Utilities Staff. The Mississippi PSC has encouraged the parties to work in good faith to settle contested issues and Mississippi Power is working to reach a mutually acceptable resolution. As a result of the Court’s decision, Mississippi Power intends to request that the Mississippi PSC reconsider its prudence review schedule.
Mississippi Power expects the Mississippi PSC to include operational parameters in its evaluation of the Rate Mitigation Plan and other related proceedings during the operation of the Kemper IGCC. To the extent the Kemper IGCC does not satisfy the operational parameters ultimately adopted by the Mississippi PSC or Mississippi Power incurs additional costs in order to satisfy such parameters, there could be a material adverse effect on Southern Company's and Mississippi Power’s results of operations, financial condition, and liquidity.
In addition, any failure to place the Kemper IGCC in-service by April 15, 2016 or to capture and sequester (via enhanced oil recovery) at least 65% of the carbon dioxide produced by the Kemper IGCC during operations in accordance with IRS requirements would result in the loss of Phase II tax credits that have been allocated to the Kemper IGCC. Through December 31, 2014, Southern Company and Mississippi Power have recorded tax benefits totaling $276 million, of which approximately $210 million have been utilized through that date.
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
The generation operations and energy marketing operations of the Southern Company system are subject to changes in power prices and fuel costs, which could increase the cost of producing power or decrease the amount received from the sale of power. The market prices for these commodities may fluctuate significantly over relatively short periods of time. Among the factors that could influence power prices and fuel costs are:

•
prevailing market prices for coal, natural gas, uranium, fuel oil, biomass, and other fuels used in the generation facilities of the traditional operating companies and Southern Power, including associated transportation costs, and supplies of such commodities;

•	demand for energy and the extent of additional supplies of energy available from current or new competitors;

    Table of Contents                                Index to Financial Statements

•	liquidity in the general wholesale electricity market;

•	weather conditions impacting demand for electricity;

•	seasonality;

•	transmission or transportation constraints, disruptions, or inefficiencies;

•	availability of competitively priced alternative energy sources;

•	forced or unscheduled plant outages for the Southern Company system, its competitors, or third party providers;

•	the financial condition of market participants;

•	the economy in the service territory, the nation, and worldwide, including the impact of economic conditions on demand for electricity and the demand for fuels;

•	natural disasters, wars, embargos, acts of terrorism, and other catastrophic events; and

•	federal, state, and foreign energy and environmental regulation and legislation.
Certain of these factors could increase the expenses of the traditional operating companies or Southern Power and Southern Company. For the traditional operating companies, such increases may not be fully recoverable through rates. Other of these factors could reduce the revenues of the traditional operating companies or Southern Power and Southern Company.
Historically, the traditional operating companies from time to time have experienced underrecovered fuel cost balances and may experience such balances in the future. While the traditional operating companies are generally authorized to recover underrecovered fuel costs through fuel cost recovery clauses, recovery may be denied if costs are deemed to be imprudently incurred, and delays in the authorization of such recovery could negatively impact the cash flows of the affected traditional operating company and Southern Company.
Southern Company, the traditional operating companies, and Southern Power are subject to risks associated with a changing economic environment, customer behaviors, and adoption patterns of technologies by the customers of the traditional operating companies and Southern Power.
The consumption and use of energy are fundamentally linked to economic activity. This relationship is affected over time by changes in the economy, customer behaviors, and technologies. Any economic downturn could negatively impact customer growth and usage per customer, thus reducing the sales of electricity and revenues. Additionally, any economic downturn or disruption of financial markets, both nationally and internationally, could negatively affect the financial stability of customers and counterparties of the traditional operating companies and Southern Power.
Outside of economic disruptions, changes in customer behaviors in response to changing conditions and preferences or changes in the adoption of technologies could affect the relationship of economic activity to the consumption of electricity. On the customer behavior side, federal and state programs exist to influence how customers use energy, and several of the traditional operating companies have PSC mandates to promote energy efficiency. The adoption of technology by customers can have both positive and negative impacts on sales. Many new technologies utilize less energy than in the past. However, new electric technologies such as electric vehicles can create additional demand. There can be no assurance that the Southern Company system's planning processes will appropriately estimate and incorporate the impacts of changes in customer behavior, state and federal programs, PSC mandates, and technology.
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
Electric power supply is generally a seasonal business. In many parts of the country, demand for power peaks during the summer months, with market prices also peaking at that time. In other areas, power demand peaks during the winter. As a result, the overall operating results of Southern Company, the traditional operating companies, and Southern Power may fluctuate substantially on a seasonal basis. In addition, the traditional operating companies and Southern Power have historically sold less power when weather conditions are milder. Unusually mild weather in the future could reduce the

    Table of Contents                                Index to Financial Statements

revenues, net income, and available cash of Southern Company, the traditional operating companies, and/or Southern Power.
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
In the event a traditional operating company experiences any of these weather events or any natural disaster or other catastrophic event, recovery of costs in excess of reserves and insurance coverage is subject to the approval of its state PSC. Historically, the traditional operating companies from time to time have experienced deficits in their storm cost recovery reserve balances and may experience such deficits in the future. Any denial by the applicable state PSC or delay in recovery of any portion of such costs could have a material negative impact on a traditional operating company's and Southern Company's results of operations, financial condition, and liquidity.
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
Southern Company and its subsidiaries may face significant competition for acquisition opportunities and there can be no assurance that anticipated acquisitions will be completed on acceptable terms or at all. In addition, these transactions are intended to, but may not, result in the generation of cash or income, the realization of savings, the creation of efficiencies, or the reduction of risk. These transactions may also affect the liquidity, results of operations, and financial condition of Southern Company and its subsidiaries.
These transactions also involve risks, including:

•	any acquisitions may not result in an increase in income or provide an adequate return of capital or other anticipated benefits;

•	any acquisitions may not be successfully integrated into the acquiring company’s operations and internal controls;

•
the due diligence conducted prior to an acquisition may not uncover situations that could result in financial or legal exposure or the acquiring company may not appropriately evaluate the likelihood or quantify the exposure from identified risks;

•	any disposition may result in decreased earnings, revenue, or cash flow;

•	use of cash for acquisitions may adversely affect cash available for capital expenditures and other uses; or

•	any dispositions, investments, or acquisitions could have a material adverse effect on the liquidity, results of operations, or financial condition of Southern Company or its subsidiaries.
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

    Table of Contents                                Index to Financial Statements

A downgrade in the credit ratings of Southern Company, any of the traditional operating companies, or Southern Power Company could negatively affect their ability to access capital at reasonable costs and/or could require Southern Company, the traditional operating companies, or Southern Power Company to post collateral or replace certain indebtedness.
There are a number of factors that rating agencies evaluate to arrive at credit ratings for Southern Company, the traditional operating companies, and Southern Power Company, including capital structure, regulatory environment, the ability to cover liquidity requirements, and other commitments for capital. Southern Company, the traditional operating companies, and Southern Power Company could experience a downgrade in their ratings if any rating agency concludes that the level of business or financial risk of the industry or Southern Company, the traditional operating companies, or Southern Power Company has deteriorated. Changes in ratings methodologies by the agencies could also have a negative impact on credit ratings. If one or more rating agencies downgrade Southern Company, the traditional operating companies, or Southern Power Company, borrowing costs would increase, the pool of investors and funding sources would likely decrease, and, particularly for any downgrade to below investment grade, significant collateral requirements may be triggered in a number of contracts. Any credit rating downgrades could require a traditional operating company or Southern Power Company to alter the mix of debt financing currently used, and could require the issuance of secured indebtedness and/or indebtedness with additional restrictive covenants.
Demand for power could decrease or fail to grow at expected rates, resulting in stagnant or reduced revenues, limited growth opportunities, and potentially stranded generation assets.
Southern Company, the traditional operating companies, and Southern Power each engage in a long-term planning process to estimate the optimal mix and timing of new generation assets required to serve future load obligations. This planning process must look many years into the future in order to accommodate the long lead times associated with the permitting and construction of new generation facilities. Inherent risk exists in predicting demand this far into the future as these future loads are dependent on many uncertain factors, including regional economic conditions, customer usage patterns, efficiency programs, and customer technology adoption. Because regulators may not permit the traditional operating companies to adjust rates to recover the costs of new generation assets while such assets are being constructed, the traditional operating companies may not be able to fully recover these costs or may have exposure to regulatory lag associated with the time between the incurrence of costs of additional capacity and the traditional operating companies' recovery in customers' rates. In addition, under Southern Power's model of selling capacity and energy at negotiated market-based rates under long-term PPAs, Southern Power might not be able to fully execute its business plan if market prices drop below original forecasts. Southern Power and/or the traditional operating companies may not be able to extend existing PPAs or to find new buyers for existing generation assets as existing PPAs expire, or they may be forced to market these assets at prices lower than originally intended. These situations could have negative impacts on net income and cash flows for the affected traditional operating company or Southern Power and for Southern Company.
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
Customers could voluntarily reduce their consumption of electricity in response to decreases in their disposable income, increases in energy prices, or individual conservation efforts, which could negatively impact the results of operations of Southern Company, the traditional operating companies, and Southern Power. In addition, a number of regulatory and legislative bodies have proposed or introduced requirements and/or incentives to reduce energy consumption by certain dates. Conservation programs could impact the financial results of Southern Company, the traditional operating companies, and Southern Power in different ways. For example, if any traditional operating company is required to invest in conservation measures that result in reduced sales from effective conservation, regulatory lag in adjusting rates for the impact of these measures could have a negative financial impact on such traditional operating company and Southern Company.

    Table of Contents                                Index to Financial Statements

Certain of the traditional operating companies actively promote energy conservation programs, which have been approved by their respective state PSCs. For certain of such traditional operating companies, regulatory mechanisms have been established that provide for the recovery of costs related to such programs and lost revenues as a result of such programs. However, to the extent conservation results in reduced energy demand or significantly slows the growth in demand beyond what is anticipated, the value of generation assets of the traditional operating companies and/or Southern Power and other unregulated business activities could be adversely impacted and the traditional operating companies could be negatively impacted depending on the regulatory treatment of the associated impacts. In addition, the failure of those traditional operating companies that actively promote energy conservation programs to achieve the energy conservation targets established by their respective state PSCs could negatively impact such traditional operating companies' ability to recover costs and lost revenues as a result of such progress and ability to receive certain benefits related to such programs.
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
Southern Company, the traditional operating companies, and Southern Power rely on access to both short-term money markets and longer-term capital markets as a significant source of liquidity for capital requirements not satisfied by the cash flow from their respective operations. If Southern Company, any traditional operating company, or Southern Power is not able to access capital at competitive rates or on favorable terms, its ability to implement its business plan will be limited by impacting its ability to fund capital investments or acquisitions that Southern Company, the traditional operating companies, or Southern Power may otherwise rely on to achieve future earnings and cash flows. In addition, Southern Company, the traditional operating companies, and Southern Power rely on committed bank lending agreements as back-up liquidity which allows them to access low cost money markets. Each of Southern Company, the traditional operating companies, and Southern Power believes that it will maintain sufficient access to these financial markets based upon current credit ratings. However, certain events or market disruptions may increase the cost of borrowing or adversely affect the ability to raise capital through the issuance of securities or other borrowing arrangements or the ability to secure committed bank lending agreements used as back-up sources of capital. Such disruptions could include:

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
In addition, Georgia Power’s ability to make future borrowings through its term loan credit facility with the Federal Financing Bank is subject to the satisfaction of customary conditions, as well as certification of compliance with the requirements of the loan guarantee program under Title XVII of the Energy Policy Act of 2005, including accuracy of project-related representations and warranties, delivery of updated project-related information and evidence of compliance with the prevailing wage requirements of the Davis-Bacon Act of 1931, as amended, compliance with the Cargo Preference Act of 1954, and certification from the DOE’s consulting engineer that proceeds of the advances are used to reimburse certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the Title XVII Loan Guarantee Program.
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

    Table of Contents                                Index to Financial Statements

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
Southern Company, the traditional operating companies, and Southern Power are subject to risks associated with their ability to obtain adequate insurance at acceptable costs.
The financial condition of some insurance companies, the threat of terrorism, and natural disasters, among other things, could have disruptive effects on insurance markets. The availability of insurance covering risks that Southern Company, the traditional operating companies, Southern Power, and their respective competitors typically insure against may decrease, and the insurance that Southern Company, the traditional operating companies, and Southern Power are able to obtain may have higher deductibles, higher premiums, and more restrictive policy terms. Further, there is no guarantee that the insurance policies maintained by the Southern Company, the traditional operating companies, and Southern Power will cover all of the potential exposures or the actual amount of loss incurred.
Any losses not covered by insurance, or any increases in the cost of applicable insurance, could adversely affect the results of operations, cash flows, or financial condition of Southern Company, the traditional operating companies, or Southern Power.
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
None.

    Table of Contents                                Index to Financial Statements

Item 2. PROPERTIES
Electric Properties
The traditional operating companies, Southern Power, and SEGCO, at December 31, 2014, owned and/or operated 33 hydroelectric generating stations, 33 fossil fuel generating stations, three nuclear generating stations, and 13 combined cycle/cogeneration stations, nine solar facilities, one biomass facility, and one landfill gas facility. The amounts of capacity for each company, as of December 31, 2014, are shown in the table below.

Generating Station	Location	Nameplate Capacity (1)
		(KWs)
FOSSIL STEAM
Gadsden	Gadsden, AL	120,000
Gorgas	Jasper, AL	1,221,250	(2)
Barry	Mobile, AL	1,525,000	(2)
Greene County	Demopolis, AL	300,000	(3)
Gaston Unit 5	Wilsonville, AL	880,000
Miller	Birmingham, AL	2,532,288	(4)
Alabama Power Total		6,578,538
Bowen	Cartersville, GA	3,160,000
Branch	Milledgeville, GA	1,220,700	(5)
Hammond	Rome, GA	800,000
Kraft	Port Wentworth, GA	281,136	(5)
McIntosh	Effingham County, GA	163,117
McManus	Brunswick, GA	115,000	(5)
Mitchell	Albany, GA	125,000	(6)
Scherer	Macon, GA	750,924	(7)
Wansley	Carrollton, GA	925,550	(8)
Yates	Newnan, GA	1,250,000	(5)
Georgia Power Total		8,791,427
Crist	Pensacola, FL	970,000
Daniel	Pascagoula, MS	500,000	(9)
Lansing Smith	Panama City, FL	305,000	(10)
Scholz	Chattahoochee, FL	80,000	(10)
Scherer Unit 3	Macon, GA	204,500	(7)
Gulf Power Total		2,059,500
Daniel	Pascagoula, MS	500,000	(9)
Greene County	Demopolis, AL	200,000	(3)
Sweatt	Meridian, MS	80,000	(11)
Watson	Gulfport, MS	1,012,000	(11)
Mississippi Power Total		1,792,000
Gaston Units 1-4	Wilsonville, AL
SEGCO Total		1,000,000	(12)
Total Fossil Steam		20,221,465

    Table of Contents                                Index to Financial Statements

Generating Station	Location	Nameplate Capacity (1)
IGCC
Kemper County/Ratcliffe	Kemper County, MS	778,772	(13)
Total IGCC		778,772
NUCLEAR STEAM
Farley	Dothan, AL
Alabama Power Total		1,720,000
Hatch	Baxley, GA	899,612	(14)
Vogtle Units 1 and 2	Augusta, GA	1,060,240	(15)
Georgia Power Total		1,959,852
Total Nuclear Steam		3,679,852
COMBUSTION TURBINES
Greene County	Demopolis, AL
Alabama Power Total		720,000
Boulevard	Savannah, GA	19,700	(5)
Intercession City	Intercession City, FL	47,667	(16)
Kraft	Port Wentworth, GA	22,000
McDonough Unit 3	Atlanta, GA	78,800
McIntosh Units 1 through 8	Effingham County, GA	640,000
McManus	Brunswick, GA	481,700
Mitchell	Albany, GA	78,800
Robins	Warner Robins, GA	158,400
Wansley	Carrollton, GA	26,322	(8)
Wilson	Augusta, GA	354,100
Georgia Power Total		1,907,489
Lansing Smith Unit A	Panama City, FL	39,400
Pea Ridge Units 1 through 3	Pea Ridge, FL	15,000
Gulf Power Total		54,400
Chevron Cogenerating Station	Pascagoula, MS	147,292	(17)
Sweatt	Meridian, MS	39,400
Watson	Gulfport, MS	39,360
Mississippi Power Total		226,052
Addison (formally West Georgia)	Thomaston, GA	668,800
Cleveland County	Cleveland County, NC	720,000
Dahlberg	Jackson County, GA	756,000
Oleander	Cocoa, FL	791,301
Rowan	Salisbury, NC	455,250
Southern Power Total		3,391,351
Gaston (SEGCO)	Wilsonville, AL	19,680	(12)
Total Combustion Turbines		6,318,972
COGENERATION
Washington County	Washington County, AL	123,428
GE Plastics Project	Burkeville, AL	104,800
Theodore	Theodore, AL	236,418
Total Cogeneration		464,646
COMBINED CYCLE
Barry	Mobile, AL

    Table of Contents                                Index to Financial Statements

Generating Station	Location	Nameplate Capacity (1)
Alabama Power Total		1,070,424
McIntosh Units 10&11	Effingham County, GA	1,318,920
McDonough-Atkinson Units 4 through 6	Atlanta, GA	2,520,000
Georgia Power Total		3,838,920
Smith	Lynn Haven, FL
Gulf Power Total		545,500
Daniel	Pascagoula, MS
Mississippi Power Total		1,070,424
Franklin	Smiths, AL	1,857,820
Harris	Autaugaville, AL	1,318,920
Rowan	Salisbury, NC	530,550
Stanton Unit A	Orlando, FL	428,649	(18)
Wansley	Carrollton, GA	1,073,000
Southern Power Total		5,208,939
Total Combined Cycle		11,734,207
HYDROELECTRIC FACILITIES
Bankhead	Holt, AL	53,985
Bouldin	Wetumpka, AL	225,000
Harris	Wedowee, AL	132,000
Henry	Ohatchee, AL	72,900
Holt	Holt, AL	46,944
Jordan	Wetumpka, AL	100,000
Lay	Clanton, AL	177,000
Lewis Smith	Jasper, AL	157,500
Logan Martin	Vincent, AL	135,000
Martin	Dadeville, AL	182,000
Mitchell	Verbena, AL	170,000
Thurlow	Tallassee, AL	81,000
Weiss	Leesburg, AL	87,750
Yates	Tallassee, AL	47,000
Alabama Power Total		1,668,079
Bartletts Ferry	Columbus, GA	173,000
Goat Rock	Columbus, GA	38,600
Lloyd Shoals	Jackson, GA	14,400
Morgan Falls	Atlanta, GA	16,800
North Highlands	Columbus, GA	29,600
Oliver Dam	Columbus, GA	60,000
Rocky Mountain	Rome, GA	215,256	(19)
Sinclair Dam	Milledgeville, GA	45,000
Tallulah Falls	Clayton, GA	72,000
Terrora	Clayton, GA	16,000
Tugalo	Clayton, GA	45,000
Wallace Dam	Eatonton, GA	321,300
Yonah	Toccoa, GA	22,500
6 Other Plants	Various Georgia Cities	18,080
Georgia Power Total		1,087,536
Total Hydroelectric Facilities		2,755,615

    Table of Contents                                Index to Financial Statements

Generating Station	Location	Nameplate Capacity (1)
RENEWABLE SOURCES:
SOLAR FACILITIES
Dalton	Dalton, GA	7,769
Georgia Power Total		7,769
Adobe	Kern County, CA	20,000
Apex	North Las Vegas, NV	20,000
Campo Verde	Imperial County, CA	147,420
Cimarron	Springer, NM	30,640
Granville	Oxford, NC	2,500
Imperial Valley	Imperial County, CA	163,200
Macho Springs	Luna County, NM	55,000
Spectrum	Clark County, NV	30,240
Southern Power Total		469,000	(20)
Total Solar		476,769
LANDFILL GAS FACILITY
Perdido	Escambia County, FL
Gulf Power Total		3,200
BIOMASS FACILITY
Nacogdoches	Sacul, TX
Southern Power Total		115,500
Total Generating Capacity		46,548,998

    Table of Contents                                Index to Financial Statements

Notes:

(1)	See "Jointly-Owned Facilities" herein for additional information.
(2)
As part of its environmental compliance strategy, Alabama Power plans to retire Plant Gorgas Units 6 and 7 (200MWs). Alabama Power also plans to cease using coal at Plant Barry Units 1 and 2 (250 MWs), but such units will remain available on a limited basis with natural gas as the fuel source. Additionally, Alabama Power expects to cease using coal at Plant Barry Unit 3 (225 MWs) and begin operating that unit solely on natural gas. These plans are expected to be effective no later than April 2016. See MANAGEMENT’S DISCUSSION AND ANALYSIS - FUTURE EARNINGS POTENTIAL - "Retail Regulatory Matters - Alabama Power - Environmental Accounting Order" of Southern Company and MANAGEMENT’S DISCUSSION AND ANALYSIS - FUTURE EARNINGS POTENTIAL - "Retail Regulatory Matters - Environmental Accounting Order" of Alabama Power in Item 7 herein. See also Note 3 to the financial statements of Southern Company and Alabama Power under "Retail Regulatory Matters - Alabama Power - Environmental Accounting Order" and "Retail Regulatory Matters - Environmental Accounting Order," respectively, in Item 8 herein.

(3)
Owned by Alabama Power and Mississippi Power as tenants in common in the proportions of 60% and 40%, respectively. Alabama Power and Mississippi Power plan to cease using coal and to operate these units solely on natural gas no later than April 2016. See MANAGEMENT’S DISCUSSION AND ANALYSIS - FUTURE EARNINGS POTENTIAL - "Retail Regulatory Matters - Alabama Power - Environmental Accounting Order" of Southern Company, MANAGEMENT’S DISCUSSION AND ANALYSIS - FUTURE EARNINGS POTENTIAL - "Retail Regulatory Matters - Environmental Accounting Order" of Alabama Power, and MANAGEMENT’S DISCUSSION AND ANALYSIS - FUTURE EARNINGS POTENTIAL - "Retail Regulatory Matters - Environmental Compliance Overview Plan" of Mississippi Power in Item 7 herein. See also Note 3 to the financial statements of Southern Company, Alabama Power, and Mississippi Power under "Retail Regulatory Matters - Alabama Power - Environmental Accounting Order," "Retail Regulatory Matters - Environmental Accounting Order," and "Retail Regulatory Matters - Environmental Compliance Overview Plan," respectively, in Item 8 herein.

(4)	Capacity shown is Alabama Power's portion (91.84%) of total plant capacity.
(5)
See MANAGEMENT’S DISCUSSION AND ANALYSIS - FUTURE EARNINGS POTENTIAL - "Retail Regulatory Matters - Georgia Power - Integrated Resource Plans" of Southern Company and MANAGEMENT’S DISCUSSION AND ANALYSIS - FUTURE EARNINGS POTENTIAL - "Retail Regulatory Matters - Integrated Resource Plans" of Georgia Power in Item 7 herein. See also Note 3 to the financial statements of Southern Company and Georgia Power under "Retail Regulatory Matters - Georgia Power - Integrated Resource Plans" and "Retail Regulatory Matters - Integrated Resource Plans," respectively, in Item 8 herein for information on plant retirements, fuel switching, and conversions.

(6)
Georgia Power expects to request decertification of Plant Mitchell Unit 3 in connection with the triennial IRP to be filed in 2016. Georgia Power plans to continue to operate the unit as needed until the MATS rule becomes effective in April 2015.

(7)	Capacity shown for Georgia Power is 8.4% of Units 1 and 2 and 75% of Unit 3. Capacity shown for Gulf Power is 25% of Unit 3.
(8)	Capacity shown is Georgia Power's portion (53.5%) of total plant capacity.
(9)	Represents 50% of Plant Daniel Units 1 and 2, which are owned as tenants in common by Gulf Power and Mississippi Power.
(10)	Gulf Power intends to retire Plant Scholz by April 2015 and Unit 1 and 2 at Plant Smith by March 31, 2016.
(11)
Mississippi Power has agreed to retire, repower with natural gas, or convert to an alternative non-fossil fuel source the units at Plant Sweatt no later than December 2018. Mississippi Power also agreed that it would cease burning coal and other solid fuel at the units at Plant Watson and begin operating those units solely on natural gas no later than April 2015. See MANAGEMENT’S DISCUSSION AND ANALYSIS - FUTURE EARNINGS POTENTIAL - “Other Matters - Sierra Club Settlement” of Mississippi Power in Item 7 herein for additional information. See also Note 3 to the financial statements of Southern Company and Mississippi Power under "Other Matters - Sierra Club Settlement Agreement" in Item 8 herein.

(12)
SEGCO is jointly-owned by Alabama Power and Georgia Power. See BUSINESS in Item 1 herein for additional information. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Georgia Power – Integrated Resource Plans" of Southern Company and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Integrated Resource Plans" of Georgia Power in Item 7 herein. See also Note 3 to the financial statements of Southern Company and Georgia Power under "Retail Regulatory Matters – Georgia Power – Integrated Resource Plans" and "Retail Regulatory Matters – Integrated Resource Plans," respectively, in Item 8 herein for information on fuel switching at Plant Gaston.

(13)
Mississippi Power placed the combined cycle and the associated common facilities portion of the Kemper IGCC in service using natural gas on August 9, 2014 and continues to focus on completing the remainder of the Kemper IGCC, including the gasifier and the gas clean-up facilities. The Kemper IGCC is expected to have an output capacity of 582 MW.

(14)	Capacity shown is Georgia Power's portion (50.1%) of total plant capacity.

    Table of Contents                                Index to Financial Statements

(15)	Capacity shown is Georgia Power's portion (45.7%) of total plant capacity.
(16)
Capacity shown represents 33 1/3% of total plant capacity. Georgia Power owns a 1/3 interest in the unit with 100% use of the unit from June through September. Progress Energy Florida operates the unit.

(17)	Generation is dedicated to a single industrial customer.
(18)	Capacity shown is Southern Power's portion (65%) of total plant capacity.
(19)	Capacity shown is Georgia Power's portion (25.4%) of total plant capacity. OPC operates the plant.
(20)
Southern Power total solar capacity shown is 100% of the nameplate capacity for each facility. When taking into consideration Southern Power's 90% equity interest in STR (which includes Adobe, Apex, Campo Verde, Cimarron, Granville, Macho Springs, and Spectrum) and 51% equity interest in SG2 Holdings (which includes Imperial Valley), Southern Power's equity portion of the total nameplate capacity is 358,452 KWs.

Except as discussed below under "Titles to Property," the principal plants and other important units of the traditional operating companies, Southern Power, and SEGCO are owned in fee by the respective companies. It is the opinion of management of each such company that its operating properties are adequately maintained and are substantially in good operating condition.
Mississippi Power owns a 79-mile length of 500-kilovolt transmission line which is leased to Entergy Gulf States Louisiana, LLC. The line, completed in 1984, extends from Plant Daniel to the Louisiana state line. Entergy Gulf States Louisiana, LLC is paying a use fee over a 40-year period covering all expenses and the amortization of the original $57 million cost of the line. At December 31, 2014, the unamortized portion of this cost was approximately $13.7 million.
In conjunction with the Kemper IGCC, Mississippi Power owns a lignite mine and equipment and has acquired and will continue to acquire mineral reserves located around the Kemper IGCC site in Kemper County. The mine, operated by North American Coal Corporation, started commercial operation in June 2013. The estimated capital cost of the mine and equipment is approximately $232.3 million, all of which has been incurred as of December 31, 2014. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle – Lignite Mine and CO2 Pipeline Facilities" of Mississippi Power in Item 7 herein and Note 3 to the financial statements of Southern Company and Mississippi Power under "Integrated Coal Gasification Combined Cycle – Lignite Mine and CO2 Pipeline Facilities" in Item 8 herein for additional information on the lignite mine.
In 2014, the maximum demand on the traditional operating companies, Southern Power, and SEGCO was 37,119,000 KWs and occurred on January 7, 2014. The all-time maximum demand of 38,777,000 KWs on the traditional operating companies, Southern Power, and SEGCO occurred on August 22, 2007. These amounts exclude demand served by capacity retained by MEAG Power, OPC, and SEPA. The reserve margin for the traditional operating companies, Southern Power, and SEGCO in 2014 was 20.2%. See SELECTED FINANCIAL DATA in Item 6 herein for additional information.
Jointly-Owned Facilities
Alabama Power, Georgia Power, and Southern Power at December 31, 2014 had undivided interests in certain generating plants and other related facilities with non-affiliated parties. The percentages of ownership of the total plant or facility are as follows:

		Percentage Ownership
	Total Capacity	Alabama Power	Power South	Georgia Power	OPC	MEAG Power	Dalton	Duke Energy Florida	Southern Power	OUC	FMPA	KUA
	(MWs)
Plant Miller Units 1 and 2	1,320	91.8%	8.2%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Plant Hatch	1,796	—	—	50.1	30.0	17.7	2.2	—	—	—	—	—
Plant Vogtle Units 1 and 2	2,320	—	—	45.7	30.0	22.7	1.6	—	—	—	—	—
Plant Scherer Units 1 and 2	1,636	—	—	8.4	60.0	30.2	1.4	—	—	—	—	—
Plant Wansley	1,779	—	—	53.5	30.0	15.1	1.4	—	—	—	—	—
Rocky Mountain	848	—	—	25.4	74.6	—	—	—	—	—	—	—
Intercession City, FL	143	—	—	33.3	—	—	—	66.7	—	—	—	—
Plant Stanton A	660	—	—	—	—	—	—	—	65.0	28.0	3.5	3.5
Alabama Power and Georgia Power have contracted to operate and maintain the respective units in which each has an interest (other than Rocky Mountain and Intercession City) as agent for the joint owners. SCS provides operation and maintenance services for Plant Stanton A. Southern Nuclear operates and provides services to Alabama Power’s and Georgia Power’s nuclear plants.

    Table of Contents                                Index to Financial Statements

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
Georgia Power is currently constructing Plant Vogtle Units 3 and 4 which will be jointly owned by Georgia Power, Dalton, OPC, and MEAG Power (with each owner holding the same undivided ownership interest as shown in the table above with respect to Plant Vogtle Units 1 and 2). In addition, Mississippi Power is constructing the Kemper IGCC and expects to sell a 15% ownership interest in the Kemper IGCC to SMEPA. See Note 3 to the financial statements of Southern Company and Georgia Power under "Retail Regulatory Matters - Georgia Power - Nuclear Construction" and "Retail Regulatory Matters - Nuclear Construction," respectively, in Item 8 herein. Also see Note 3 to the financial statements of each of Southern Company and Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 herein for additional information.
Titles to Property
The traditional operating companies', Southern Power's, and SEGCO's interests in the principal plants (other than certain pollution control facilities and the land on which five combustion turbine generators of Mississippi Power are located, which is held by easement) and other important units of the respective companies are owned in fee by such companies, subject only to the (1) liens pursuant to pollution control revenue bonds of Gulf Power on specific pollution control facilities, (2) liens pursuant to the assumption of debt obligations by Mississippi Power in connection with the acquisition of Plant Daniel Units 3 and 4, and (3) liens associated with Georgia Power’s reimbursement obligations to the DOE under its loan guarantee, which are secured by a first priority lien on (a) Georgia Power’s 45.7% undivided ownership interest in Plant Vogtle Units 3 and 4 and (b) Georgia Power’s rights and obligations under the principal contracts relating to Plant Vogtle Units 3 and 4. See Note 6 to the financial statements of Southern Company, Georgia Power, Gulf Power, and Mississippi Power under "Assets Subject to Lien", Note 6 to the financial statements of Southern Company and Georgia Power under “DOE Loan Guarantee Borrowings” and Note 6 of the financial statements of Southern Company and Mississippi Power under "Plant Daniel Revenue Bonds" in Item 8 herein for additional information. The traditional operating companies own the fee interests in certain of their principal plants as tenants in common. See "Jointly-Owned Facilities" herein for additional information. Properties such as electric transmission and distribution lines, steam heating mains, and gas pipelines are constructed principally on rights-of-way which are maintained under franchise or are held by easement only. A substantial portion of lands submerged by reservoirs is held under flood right easements.

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

    Table of Contents                                Index to Financial Statements

EXECUTIVE OFFICERS OF SOUTHERN COMPANY
(Identification of executive officers of Southern Company is inserted in Part I in accordance with Regulation S-K, Item 401(b), Instruction 3.) The ages of the officers set forth below are as of December 31, 2014.
Thomas A. Fanning
Chairman, President, Chief Executive Officer, and Director
Age 57
Elected in 2003. Chairman and Chief Executive Officer since December 2010 and President since August 2010. Previously served as Executive Vice President and Chief Operating Officer from February 2008 through July 2010.
Art P. Beattie
Executive Vice President and Chief Financial Officer
Age 60
Elected in 2010. Executive Vice President and Chief Financial Officer since August 2010. Previously served as Executive Vice President, Chief Financial Officer, and Treasurer of Alabama Power from February 2005 through August 2010.
W. Paul Bowers
Executive Vice President
Age 58
Elected in 2001. Executive Vice President since February 2008 and Chief Executive Officer, President, and Director of Georgia Power since January 2011 and Chief Operating Officer of Georgia Power from August 2010 to December 2010. Chairman of Georgia Power's Board of Directors since May 2014. Previously served as Executive Vice President and Chief Financial Officer of Southern Company from February 2008 to August 2010.
S. W. Connally, Jr.
President and Chief Executive Officer of Gulf Power
Age 45
Elected in 2012. President, Chief Executive Officer, and Director of Gulf Power since July 2012. Previously served as Senior Vice President and Chief Production Officer of Georgia Power from August 2010 through June 2012 and Manager of Alabama Power's Plant Barry from August 2007 through July 2010.
Mark A. Crosswhite
Executive Vice President
Age 52
Elected in 2010. Executive Vice President since December 2010 and President, Chief Executive Officer, and Director of Alabama Power since March 2014. Chairman of Alabama Power's Board of Directors since May 1, 2014. Previously served as Executive Vice President and Chief Operating Officer of Southern Company from July 2012 to March 2014, President, Chief Executive Officer, and Director of Gulf Power from January 2011 through June 2012, and Executive Vice President of External Affairs of Alabama Power from February 2008 through December 2010.
Kimberly S. Greene
Executive Vice President
Age 48
Elected in 2013. Executive Vice President and Chief Operating Officer since March 2014. Previously served as President and Chief Executive Officer of SCS from April 2013 to February 2014. Before rejoining Southern Company, Ms. Greene previously served at Tennessee Valley Authority in a number of positions, most recently as Executive Vice President and Chief Generation Officer from 2011 through April 2013, and Group President of Strategy and External Relations from 2010 through 2011.
G. Edison Holland, Jr.
Executive Vice President
Age 62
Elected in 2001. Chairman, President, and Chief Executive Officer of Mississippi Power since May 2013 and Executive Vice President of Southern Company since April 2001. Previously served as Corporate Secretary of Southern Company from April 2005 until May 2013 and General Counsel of Southern Company from April 2001 until May 2013.
James Y. Kerr II
Executive Vice President and General Counsel
Age 50
Elected in 2014. Before joining Southern Company, Mr. Kerr was a partner with McGuireWoods LLP and a senior advisor at McGuireWoods Consulting LLC from 2008 through February 2014.

    Table of Contents                                Index to Financial Statements

Stephen E. Kuczynski
President and Chief Executive Officer of Southern Nuclear
Age 52
Elected in 2011. President and Chief Executive Officer of Southern Nuclear since July 2011. Before joining Southern Company, Mr. Kuczynski served at Exelon Corporation as the Senior Vice President of Engineering and Technical Services for Exelon Nuclear from February 2006 to June 2011.
Mark S. Lantrip
Executive Vice President
Age 60
Elected in 2014. President and Chief Executive Officer of SCS since March 2014. Previously served as Treasurer of Southern Company from October 2007 to February 2014, Executive Vice President of SCS from November 2010 to March 2014, and Senior Vice President of SCS from January 2010 to November 2010.
Christopher C. Womack
Executive Vice President
Age 56
Elected in 2008. Executive Vice President and President of External Affairs since January 2009.
The officers of Southern Company were elected for a term running from the first meeting of the directors following the last annual meeting (May 28, 2014) for one year or until their successors are elected and have qualified.

    Table of Contents                                Index to Financial Statements

EXECUTIVE OFFICERS OF ALABAMA POWER
(Identification of executive officers of Alabama Power is inserted in Part I in accordance with Regulation S-K, Item 401(b), Instruction 3.) The ages of the officers set forth below are as of December 31, 2014.
Mark A. Crosswhite
Chairman, President, Chief Executive Officer, and Director
Age 52
Elected in 2014. President, Chief Executive Officer, and Director since March 1, 2014. Chairman since May 1, 2014. Previously served as Executive Vice President and Chief Operating Officer of Southern Company from July 2012 to March 2014, President, Chief Executive Officer, and Director of Gulf Power from January 2011 through June 2012, and Executive Vice President of External Affairs of Alabama Power from February 2008 through December 2010.
Philip C. Raymond
Executive Vice President, Chief Financial Officer, and Treasurer
Age 55
Elected in 2010. Executive Vice President, Chief Financial Officer, and Treasurer since August 2010. Previously served as Vice President and Chief Financial Officer of Gulf Power from May 2008 to August 2010.
Zeke W. Smith
Executive Vice President
Age 55
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
Age 43
Elected in 2013. Senior Vice President and Senior Production Officer since March 2013. Previously served as Senior Vice President and Senior Production Officer of Southern Power Company from July 2010 to February 2013 and Plant Manager of Georgia Power's Plant Wansley from March 2006 to July 2010.
The officers of Alabama Power were elected for a term running from the meeting of the directors held on April 25, 2014 for one year or until their successors are elected and have qualified.

    Table of Contents                                Index to Financial Statements

EXECUTIVE OFFICERS OF GEORGIA POWER
(Identification of executive officers of Georgia Power is inserted in Part I in accordance with Regulation S-K, Item 401(b), Instruction 3.) The ages of the officers set forth below are as of December 31, 2014.
W. Paul Bowers
Chairman, President, Chief Executive Officer, and Director
Age 58
Elected in 2010. Chief Executive Officer, President, and Director since December 2010 and Chief Operating Officer of Georgia Power from August 2010 to December 2010. Chairman of Georgia Power's Board of Directors since May 2014. He previously served as Executive Vice President and Chief Financial Officer of Southern Company from February 2008 to August 2010.
W. Craig Barrs
Executive Vice President
Age 57
Elected in 2008. Executive Vice President of External Affairs since January 2010. Previously served as Senior Vice President of External Affairs from January 2009 to January 2010.
W. Ron Hinson
Executive Vice President, Chief Financial Officer, and Treasurer
Age 58
Elected in 2013. Executive Vice President, Chief Financial Officer, and Treasurer since March 2013. Also, served as Comptroller from March 2013 until January 2014. Previously served as Comptroller and Chief Accounting Officer of Southern Company, as well as Senior Vice President and Comptroller of SCS from March 2006 to March 2013.
Joseph A. Miller
Executive Vice President
Age 53
Elected in 2009. Executive Vice President of Nuclear Development since May 2009. He also has served as Executive Vice President of Nuclear Development at Southern Nuclear from February 2006 to January 2013. He was elected as President of Nuclear Development at Southern Nuclear in January 2013.
Anthony L. Wilson
Executive Vice President
Age 50
Elected in 2007. Executive Vice President of Customer Service and Operations since January 2012. Previously served as Vice President of Transmission from November 2009 to January 2012 and Vice President of Distribution from February 2007 to November 2009.
Thomas P. Bishop
Senior Vice President, Chief Compliance Officer, General Counsel, and Corporate Secretary
Age 54
Elected in 2008. Corporate Secretary since April 2011 and Senior Vice President, Chief Compliance Officer, and General Counsel since September 2008.
John L. Pemberton
Senior Vice President and Senior Production Officer
Age 46
Elected in 2012. Senior Vice President and Senior Production Officer since July 2012. Previously served as Senior Vice President and General Counsel for SCS and Southern Nuclear from June 2010 to July 2012 and Vice President of Governmental Affairs for SCS from August 2006 to June 2010.
The officers of Georgia Power were elected for a term running from the meeting of the directors held on May 21, 2014 for one year or until their successors are elected and have qualified.

    Table of Contents                                Index to Financial Statements

EXECUTIVE OFFICERS OF MISSISSIPPI POWER
(Identification of executive officers of Mississippi Power is inserted in Part I in accordance with Regulation S-K, Item 401(b), Instruction 3.) The ages of the officers set forth below are as of December 31, 2014.
G. Edison Holland, Jr.
Chairman, President, Chief Executive Officer, and Director
Age 62
Elected in 2013. Chairman, President, and Chief Executive Officer since May 2013 and Executive Vice President of Southern Company since April 2001. Previously served as Corporate Secretary of Southern Company from April 2005 until May 2013 and General Counsel of Southern Company from April 2001 until May 2013.
John W. Atherton
Vice President
Age 54
Elected in 2004. Vice President of Corporate Services and Community Relations since October 2012. Previously served as Vice President of External Affairs from January 2005 until October 2012.
Moses H. Feagin
Vice President, Treasurer, and Chief Financial Officer
Age 50
Elected in 2010. Vice President, Treasurer, and Chief Financial Officer since August 2010. Previously served as Vice President and Comptroller of Alabama Power from May 2008 to August 2010.
Jeff G. Franklin (1)
Vice President
Age 47
Elected in 2011. Vice President of Customer Services Organization since August 2011. Previously served as Georgia Power's Vice President of Governmental and Legislative Affairs from January 2011 to July 2011, and Vice President of Governmental and Regulatory Affairs from March 2009 to January 2011.
Mike A. Hazelton (2)
Vice President
Age 46
Elected in 2015. Vice President of Customer Services Organization effective April 2015. Previously served as Georgia Power's Senior Vice President of Marketing from January 2014 through March 2015, Vice President of Marketing from December 2011 to January 2014, Northeast Region Vice President from January 2011 to December 2011, and Land Acquisition Manger from June 2009 to January 2011.
R. Allen Reaves
Vice President
Age 55
Elected in 2010. Vice President and Senior Production Officer since August 2010. Previously served as Manager of Mississippi Power's Plant Daniel from September 2007 through July 2010.
Billy F. Thornton
Vice President
Age 54
Elected in 2012. Vice President of Legislative and Regulatory Affairs since October 2012. Previously served as Director of External Affairs from October 2011 until October 2012, Director of Marketing from March 2011 through October 2011, and Major Account Sales Manager from June 2006 to March 2011.
Emile J. Troxclair, III
Vice President
Age 57
Elected in 2014. Vice President of Kemper Development since January 2015. Previously served as Vice President of Gasification for Lummus Technology Inc. from May 2013 through April 2014, Manager of E-Gas Technology for Phillips 66 from 2012 to May 2013, and Manager of E-Gas Technology for ConocoPhillips from 2003 to 2012.
The officers of Mississippi Power were elected for a term running from the meeting of the directors held on April 22, 2014 for one year or until their successors are elected and have qualified, except for Mr. Troxclair, whose election was effective on January 3, 2015.

    Table of Contents                                Index to Financial Statements

(1) On February 16, 2015, Mr. Franklin was elected by the SCS Board of Directors as Vice President of Supply Chain effective March 28, 2015.
(2) On February 18, 2015, Mr. Hazelton was elected by the Mississippi Power Board of Directors as Vice President of Customer Services Organization effective April 1, 2015.

    Table of Contents                                Index to Financial Statements

PART II

Item 5.	MARKET FOR REGISTRANTS' COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)(1) The common stock of Southern Company is listed and traded on the NYSE. The common stock is also traded on regional exchanges across the United States. The high and low stock prices as reported on the NYSE for each quarter of the past two years were as follows:

	High	Low
2014
First Quarter	$44.00	$40.27
Second Quarter	46.81	42.55
Third Quarter	45.47	41.87
Fourth Quarter	51.28	43.55
2013
First Quarter	$46.95	$42.82
Second Quarter	48.74	42.32
Third Quarter	45.75	40.63
Fourth Quarter	42.94	40.03
There is no market for the other registrants' common stock, all of which is owned by Southern Company.
(a)(2) Number of Southern Company's common stockholders of record at January 31, 2015: 136,875
Each of the other registrants have one common stockholder, Southern Company.
(a)(3) Dividends on each registrant's common stock are payable at the discretion of their respective board of directors. The dividends on common stock declared by Southern Company and the traditional operating companies to their stockholder(s) for the past two years were as follows:

Registrant	Quarter	2014	2013
		(in thousands)
Southern Company	First	$450,991	$426,110
	Second	469,198	443,684
	Third	471,044	443,963
	Fourth	474,428	448,073
Alabama Power	First	137,390	132,290
	Second	137,390	132,290
	Third	137,390	132,290
	Fourth	137,390	247,290
Georgia Power	First	238,400	226,750
	Second	238,400	226,750
	Third	238,400	226,750
	Fourth	238,400	226,750
Gulf Power	First	30,800	28,850
	Second	30,800	28,850
	Third	30,800	28,950
	Fourth	30,800	28,750
Mississippi Power	First	54,930	44,190
	Second	54,930	44,190
	Third	54,930	44,190
	Fourth	54,930	44,190

    Table of Contents                                Index to Financial Statements

In 2014 and 2013, Southern Power Company paid dividends to Southern Company as follows:

Registrant	Quarter	2014	2013
		(in thousands)
Southern Power Company	First	$32,780	$32,280
	Second	32,780	32,280
	Third	32,780	32,280
	Fourth	32,780	32,280
The dividend paid per share of Southern Company's common stock was 50.75¢ for the first quarter 2014 and 52.50¢ each for the second, third, and fourth quarters of 2014. In 2013, Southern Company paid a dividend per share of 49¢ for the first quarter and 50.75¢ each for the second, third, and fourth quarters.
The traditional operating companies and Southern Power Company can only pay dividends to Southern Company out of retained earnings or paid-in-capital.
Southern Power Company's senior note indenture contains potential limitations on the payment of common stock dividends. At December 31, 2014, Southern Power Company was in compliance with the conditions of this senior note indenture and thus had no restrictions on its ability to pay common stock dividends. See Note 8 to the financial statements of Southern Company under "Common Stock Dividend Restrictions" and Note 6 to the financial statements of Southern Power under "Dividend Restrictions" in Item 8 herein for additional information regarding these restrictions.
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

    Table of Contents                                Index to Financial Statements

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
Disclosure Controls And Procedures.
As of the end of the period covered by this annual report, Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power Company conducted separate evaluations under the supervision and with the participation of each company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon these evaluations, the Chief Executive Officer and the Chief Financial Officer, in each case, concluded that the disclosure controls and procedures are effective.
Internal Control Over Financial Reporting.
(a) Management's Annual Report on Internal Control Over Financial Reporting.
Southern Company's Management's Report on Internal Control Over Financial Reporting is included on page II-8 of this Form 10-K.
Alabama Power's Management's Report on Internal Control Over Financial Reporting is included on page II-123 of this
Form 10-K.
Georgia Power's Management's Report on Internal Control Over Financial Reporting is included on page II-199 of this
Form 10-K.
Gulf Power's Management's Report on Internal Control Over Financial Reporting is included on page II-282 of this Form 10-K.
Mississippi Power's Management's Report on Internal Control Over Financial Reporting is included on page II-350 of this Form 10-K.
Southern Power's Management's Report on Internal Control Over Financial Reporting is included on page II-440 of this
Form 10-K.
(b) Attestation Report of the Registered Public Accounting Firm.
The report of Deloitte & Touche LLP, Southern Company's independent registered public accounting firm, regarding Southern Company's Internal Control over Financial Reporting is included on page II-9 of this Form 10-K. This report is not applicable to Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power as these companies are not accelerated filers or large accelerated filers.
(c) Changes in internal controls.
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Gulf Power's, Mississippi Power's, or Southern Power Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fourth quarter 2014 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Gulf Power's, Mississippi Power's, or Southern Power Company's internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY
AND SUBSIDIARY COMPANIES
FINANCIAL SECTION

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Southern Company and Subsidiary Companies 2014 Annual Report
The management of The Southern Company (Southern Company) is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Under management's supervision, an evaluation of the design and effectiveness of Southern Company's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Southern Company's internal control over financial reporting was effective as of December 31, 2014.
Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of Southern Company's financial statements, has issued an attestation report on the effectiveness of Southern Company's internal control over financial reporting as of December 31, 2014. Deloitte & Touche LLP's report on Southern Company's internal control over financial reporting is included herein.
/s/ Thomas A. Fanning
Thomas A. Fanning
Chairman, President, and Chief Executive Officer
/s/ Art P. Beattie
Art P. Beattie
Executive Vice President and Chief Financial Officer
March 2, 2015

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Southern Company
We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of The Southern Company and Subsidiary Companies (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting (page II-8). Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements (pages II-45 to II-118) referred to above present fairly, in all material respects, the financial position of Southern Company and Subsidiary Companies as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 2, 2015

    Table of Contents                                Index to Financial Statements

DEFINITIONS

Term	Meaning
2012 MPSC CPCN Order
A detailed order issued by the Mississippi PSC in April 2012 confirming the CPCN originally approved by the Mississippi PSC in 2010 authorizing acquisition, construction, and operation of the Kemper IGCC

2013 ARP	Alternative Rate Plan approved by the Georgia PSC for Georgia Power for the years 2014 through 2016
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
APA	Asset purchase agreement
ASC	Accounting Standards Codification
Baseload Act	State of Mississippi legislation designed to enhance the Mississippi PSC's authority to facilitate development and construction of baseload generation in the State of Mississippi
CCR	Coal combustion residuals
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
CPCN	Certificate of public convenience and necessity
CWIP	Construction work in progress
DOE	U.S. Department of Energy
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
GAAP	Generally accepted accounting principles
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IGCC	Integrated coal gasification combined cycle
IRS	Internal Revenue Service
ITC	Investment tax credit
Kemper IGCC	IGCC facility under construction in Kemper County, Mississippi
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
Mirror CWIP	A regulatory liability account for use in mitigating future rate impacts for customers
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MPUS	Mississippi Public Utilities Staff
MW	Megawatt
NCCR	Georgia Power's Nuclear Construction Cost Recovery
NDR	Alabama Power's Natural Disaster Reserve
NRC	U.S. Nuclear Regulatory Commission
OCI	Other comprehensive income
Plant Vogtle Units 3 and 4	Two new nuclear generating units under construction at Plant Vogtle power pool
The operating arrangement whereby the integrated generating resources of the traditional operating companies and Southern Power Company are subject to joint commitment and dispatch in order to serve their combined load obligations

PPA	Power purchase agreement

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
PSC	Public Service Commission
Rate CNP	Alabama Power's Rate Certificated New Plant
Rate CNP Environmental	Alabama Power's Rate Certificated New Plant Environmental
Rate CNP PPA	Alabama Power's Rate Certificated New Plant Power Purchase Agreement
Rate ECR	Alabama Power's rate energy cost recovery
Rate NDR	Alabama Power's natural disaster reserve rate
Rate RSE	Alabama Power's rate stabilization and equalization plan
ROE	Return on equity
S&P	Standard and Poor's Rating Services, a division of The McGraw Hill Companies, Inc.
SCS	Southern Company Services, Inc. (the Southern Company system service company)
SEC	U.S. Securities and Exchange Commission
SEGCO	Southern Electric Generating Company
SMEPA	South Mississippi Electric Power Association
Southern Company system	The Southern Company, the traditional operating companies, Southern Power, SEGCO, Southern Nuclear, SCS, SouthernLINC Wireless, and other subsidiaries
SouthernLINC Wireless	Southern Communications Services, Inc.
Southern Nuclear	Southern Nuclear Operating Company, Inc.
Southern Power	Southern Power Company and its subsidiaries
traditional operating companies	Alabama Power, Georgia Power, Gulf Power, and Mississippi Power

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southern Company and Subsidiary Companies 2014 Annual Report
OVERVIEW
Business Activities
The Southern Company (Southern Company or the Company) is a holding company that owns all of the common stock of the Southern Company system, which consists of the traditional operating companies, Southern Power, and other direct and indirect subsidiaries. The primary business of the Southern Company system is electricity sales by the traditional operating companies and Southern Power. The four traditional operating companies are vertically integrated utilities providing electric service in four Southeastern states. Southern Power constructs, acquires, owns, and manages generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market.
Many factors affect the opportunities, challenges, and risks of the Southern Company system's electricity business. These factors include the traditional operating companies' ability to maintain a constructive regulatory environment, to maintain and grow energy sales, and to effectively manage and secure timely recovery of costs. These costs include those related to projected long-term demand growth, increasingly stringent environmental standards, reliability, fuel, capital expenditures, including new plants, and restoration following major storms. Subsidiaries of Southern Company are constructing Plant Vogtle Units 3 and 4 and the Kemper IGCC. Georgia Power has a 45.7% ownership interest in Plant Vogtle Units 3 and 4, each with approximately 1,100 MWs, and Mississippi Power is ultimately expected to hold an 85% ownership interest in the 582-MW Kemper IGCC.
Each of the traditional operating companies has various regulatory mechanisms that operate to address cost recovery. Effectively operating pursuant to these regulatory mechanisms and appropriately balancing required costs and capital expenditures with customer prices will continue to challenge the Southern Company system for the foreseeable future. See Note 3 to the financial statements under "Retail Regulatory Matters" and "Integrated Coal Gasification Combined Cycle" for additional information.
Another major factor is the profitability of the competitive market-based wholesale generating business. Southern Power's strategy is to acquire, construct, and sell power plants, including renewable energy projects, and to enter into PPAs primarily with investor-owned utilities, independent power producers, municipalities, and electric cooperatives.
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
Peak season equivalent forced outage rate (Peak Season EFOR) is an indicator of fossil/hydro plant availability and efficient generation fleet operations during the months when generation needs are greatest. The rate is calculated by dividing the number of hours of forced outages by total generation hours. The Southern Company system's fossil/hydro 2014 Peak Season EFOR was better than the target. Transmission and distribution system reliability performance is measured by the frequency and duration of outages. Performance targets for reliability are set internally based on historical performance. The Southern Company system's performance for 2014 was better than the target for these reliability measures. Primarily as a result of charges for estimated probable losses related to construction of the Kemper IGCC, Southern Company's EPS for 2014 did not meet the target on a GAAP basis. See RESULTS OF OPERATIONS – "Estimated Loss on Kemper IGCC" and Note 3 to the financial statements under "Integrated Coal Gasification Combined Cycle" for additional information.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Excluding the charges for estimated probable losses related to construction of the Kemper IGCC and the 2015 Mississippi Supreme Court decision, Southern Company's 2014 results compared with its targets for some of these key indicators are reflected in the following chart:

Key Performance Indicator	2014 Target Performance	2014 Actual Performance
System Customer Satisfaction	Top quartile in customer surveys	Top quartile
Peak Season System EFOR — fossil/hydro	5.51% or less	1.93%
Basic EPS — As Reported	$2.72-$2.80	$2.19
Kemper IGCC Impacts		$0.61
EPS, excluding items*		$2.80
* Does not reflect EPS as calculated in accordance with GAAP. The non-GAAP measure of EPS, excluding estimated probable losses relating to Mississippi Power's construction of the Kemper IGCC and the 2015 Mississippi Supreme Court decision, is calculated by excluding from EPS, as determined in accordance with GAAP, the following items: (1) estimated probable losses of $536 million after-tax, or $0.59 per share, relating to Mississippi Power's construction of the Kemper IGCC and (2) an aggregate of $17 million after-tax, or $0.02 per share, relating to the reversal of previously recognized revenues recorded in 2014 and 2013 and the recognition of carrying costs associated with the 2015 Mississippi Supreme Court decision which reversed the Mississippi PSC's March 2013 rate order related to the Kemper IGCC. The estimated probable losses relating to the construction of the Kemper IGCC significantly impacted the presentation of EPS in the table above, and any similar charges are items that may occur with uncertain frequency in the future. In addition, neither the estimated probable losses relating to the construction of the Kemper IGCC nor the 2015 Mississippi Supreme Court decision were anticipated or incorporated in the assumptions used to develop the EPS target performance for 2014 reflected in the table above. See RESULTS OF OPERATIONS – "Estimated Loss on Kemper IGCC" and Note 3 to the financial statements under "Integrated Coal Gasification Combined Cycle" for additional information on the estimated probable losses relating to the Kemper IGCC and the 2015 Mississippi Supreme Court decision. Southern Company management uses the non-GAAP measure of EPS, excluding these items, to evaluate the performance of Southern Company's ongoing business activities and its 2014 performance on a basis consistent with the assumptions used in developing the 2014 performance targets and to compare certain results to prior periods. Southern Company believes this presentation is useful to investors by providing additional information for purposes of evaluating the performance of Southern Company's business activities. This presentation is not meant to be considered a substitute for financial measures prepared in accordance with GAAP.
See RESULTS OF OPERATIONS herein for additional information on the Company's financial performance.
Earnings
Southern Company's net income after dividends on preferred and preference stock of subsidiaries was $2.0 billion in 2014, an increase of $319 million, or 19.4%, from the prior year. The increase was primarily related to an increase in retail revenues due to retail base rate increases, as well as colder weather in the first quarter 2014 and warmer weather in the second and third quarters 2014 as compared to the corresponding periods in 2013. The increase in net income was also the result of lower pre-tax charges of $868 million ($536 million after tax) recorded in 2014 compared to pre-tax charges of $1.2 billion ($729 million after tax) recorded in 2013 for revisions of estimated costs expected to be incurred on Mississippi Power's construction of the Kemper IGCC. These increases were partially offset by increases in non-fuel operations and maintenance expenses.
Southern Company's net income after dividends on preferred and preference stock of subsidiaries was $1.6 billion in 2013, a decrease of $706 million, or 30.0%, from the prior year. The decrease was primarily the result of pre-tax charges of $1.2 billion ($729 million after-tax) for revisions of estimated costs expected to be incurred on Mississippi Power's construction of the Kemper IGCC. Also contributing to the decrease in net income were increases in depreciation and amortization and non-fuel operations and maintenance expenses, partially offset by increases in retail revenues and AFUDC.
Basic EPS was $2.19 in 2014, $1.88 in 2013, and $2.70 in 2012. Diluted EPS, which factors in additional shares related to stock-based compensation, was $2.18 in 2014, $1.87 in 2013, and $2.67 in 2012. EPS for 2014 was negatively impacted by $0.06 per share as a result of an increase in the average shares outstanding. See FINANCIAL CONDITION AND LIQUIDITY – "Financing Activities" herein for additional information.
Dividends
Southern Company has paid dividends on its common stock since 1948. Dividends paid per share of common stock were $2.0825 in 2014, $2.0125 in 2013, and $1.9425 in 2012. In January 2015, Southern Company declared a quarterly dividend of 52.50 cents per share. This is the 269th consecutive quarter that Southern Company has paid a dividend equal to or higher than the previous quarter. For 2014, the actual dividend payout ratio was 95%, while the payout ratio of net income excluding estimated probable losses relating to Mississippi Power's construction of the Kemper IGCC and the 2015 Mississippi Supreme Court decision was 74%.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

RESULTS OF OPERATIONS
Discussion of the results of operations is divided into two parts – the Southern Company system's primary business of electricity sales and its other business activities.

	Amount
	2014	2013	2012
	(in millions)
Electricity business	$1,969	$1,652	$2,321
Other business activities	(6)	(8)	29
Net Income	$1,963	$1,644	$2,350
Electricity Business
Southern Company's electric utilities generate and sell electricity to retail and wholesale customers in the Southeast.
A condensed statement of income for the electricity business follows:

	Amount	Increase (Decrease) from Prior Year
	2014	2014	2013
	(in millions)
Electric operating revenues	$18,406	$1,371	$557
Fuel	6,005	495	453
Purchased power	672	211	(83)
Other operations and maintenance	4,259	481	83
Depreciation and amortization	1,929	43	114
Taxes other than income taxes	979	47	20
Estimated loss on Kemper IGCC	868	(312)	1,180
Total electric operating expenses	14,712	965	1,767
Operating income	3,694	406	(1,210)
Allowance for equity funds used during construction	245	55	47
Interest income	18	—	(4)
Interest expense, net of amounts capitalized	794	6	(32)
Other income (expense), net	(73)	(18)	2
Income taxes	1,053	118	(465)
Net income	2,037	319	(668)
Dividends on preferred and preference stock of subsidiaries	68	2	1
Net income after dividends on preferred and preference stock of subsidiaries	$1,969	$317	$(669)

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Electric Operating Revenues
Electric operating revenues for 2014 were $18.4 billion, reflecting a $1.4 billion increase from 2013. Details of electric operating revenues were as follows:

	Amount
	2014	2013
	(in millions)
Retail — prior year	$14,541	$14,187
Estimated change resulting from —
Rates and pricing	300	137
Sales growth (decline)	35	(2)
Weather	236	(40)
Fuel and other cost recovery	438	259
Retail — current year	15,550	14,541
Wholesale revenues	2,184	1,855
Other electric operating revenues	672	639
Electric operating revenues	$18,406	$17,035
Percent change	8.0%	3.4%
Retail revenues increased $1.0 billion, or 6.9%, in 2014 as compared to the prior year. The significant factors driving this change are shown in the preceding table. The increase in rates and pricing in 2014 was primarily due to increased revenues at Georgia Power related to base tariff increases effective January 1, 2014, as approved by the Georgia PSC in the 2013 ARP, and increases in collections for financing costs related to the construction of Plant Vogtle Units 3 and 4 through the NCCR tariff, as well as higher contributions from market-driven rates from commercial and industrial customers. Also contributing to the increase were increased revenues at Alabama Power associated with Rate CNP Environmental primarily resulting from the inclusion of pre-2005 environmental assets and increased revenues at Gulf Power primarily resulting from a retail base rate increase and an increase in the environmental cost recovery clause rate, both effective January 2014, as approved by the Florida PSC.
Retail revenues increased $354 million, or 2.5%, in 2013 as compared to the prior year. The significant factors driving this change are shown in the preceding table. The increase in rates and pricing in 2013 was primarily due to base tariff increases at Georgia Power effective April 1, 2012 and January 1, 2013, as approved by the Georgia PSC, related to placing new generating units at Plant McDonough-Atkinson in service and collecting financing costs related to the construction of Plant Vogtle Units 3 and 4 through the NCCR tariff, as well as higher contributions from market-driven rates from commercial and industrial customers.
See Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Alabama Power – Rate CNP," "– Georgia Power – Rate Plans," and "– Gulf Power – Retail Base Rate Case" and "Integrated Coal Gasification Combined Cycle – Rate Recovery of Kemper IGCC Costs – 2015 Mississippi Supreme Court Decision" for additional information. Also see "Energy Sales" below for a discussion of changes in the volume of energy sold, including changes related to sales growth (decline) and weather.
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
Wholesale revenues consist of PPAs with investor-owned utilities and electric cooperatives and short-term opportunity sales. Wholesale revenues from PPAs (other than solar PPAs) have both capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment. Energy revenues will vary depending on fuel prices, the market prices of wholesale energy compared to the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. Wholesale revenues at Mississippi Power include FERC-regulated municipal and rural association sales as well as market-based sales. Short-term opportunity sales are made at market-based rates that generally provide a margin above the Southern Company system's variable cost to produce the energy.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Wholesale revenues from power sales were as follows:

	2014	2013	2012
	(in millions)
Capacity and other	$974	$971	$899
Energy	1,210	884	776
Total	$2,184	$1,855	$1,675
In 2014, wholesale revenues increased $329 million, or 17.7%, as compared to the prior year due to a $326 million increase in energy revenues and a $3 million increase in capacity revenues. The increase in energy revenues was primarily related to increased revenue under existing contracts as well as new solar PPAs and requirements contracts primarily at Southern Power, increased demand resulting from colder weather in the first quarter 2014 as compared to the corresponding period in 2013, and an increase in the average cost of natural gas. The increase in capacity revenues was primarily due to wholesale base rate increases at Mississippi Power, partially offset by a decrease in capacity revenues primarily due to lower customer demand and the expiration of certain requirements contracts at Southern Power.
In 2013, wholesale revenues increased $180 million, or 10.7%, as compared to the prior year due to a $108 million increase in energy revenues and a $72 million increase in capacity revenues. The increase in energy revenues was primarily related to an increase in the average price of energy and new solar contracts served by Southern Power's Plants Campo Verde and Spectrum, which began in 2013, partially offset by a decrease in volume related to milder weather as compared to the prior year. The increase in capacity revenues was primarily due to a new PPA served by Southern Power's Plant Nacogdoches, which began in June 2012, and an increase in capacity revenues under existing PPAs.
Other Electric Revenues
Other electric revenues increased $33 million, or 5.2%, and $23 million, or 3.7%, in 2014 and 2013, respectively, as compared to the prior years. The 2014 increase was primarily due to increases in open access transmission tariff revenues and transmission service revenues primarily at Alabama Power and Georgia Power, an increase in co-generation steam revenues at Alabama Power, increases in outdoor lighting and solar application fee revenues at Georgia Power, as well as an increase in franchise fees at Gulf Power. The 2013 increase in other electric revenues was primarily a result of increases in transmission revenues related to the open access transmission tariff and rents from electric property related to pole attachments.
Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2014 and the percent change from the prior year were as follows:

	Total KWHs	Total KWH Percent Change		Weather-Adjusted Percent Change
	2014	2014	2013	2014	2013*
	(in billions)
Residential	53.4	5.5%	0.2%	—%	(0.3)%
Commercial	53.2	1.3	(0.9)	(0.4)	(0.1)
Industrial	54.1	3.3	1.5	3.3	1.5
Other	0.9	0.9	(1.8)	0.7	(1.9)
Total retail	161.6	3.3	0.3	0.9%	0.4%
Wholesale	32.8	21.7	(2.2)
Total energy sales	194.4	6.0%	(0.1)%

*
In the first quarter 2012, Georgia Power began using new actual advanced meter data to compute unbilled revenues. The weather-adjusted KWH sales variances shown above reflect an adjustment to the estimated allocation of Georgia Power's unbilled January 2012 KWH sales among customer classes that is consistent with the actual allocation in 2013. Without this adjustment, 2013 weather-adjusted residential KWH sales decreased 0.5% as compared to 2012 while 2013 weather-adjusted commercial KWH sales increased 0.2% as compared to 2012.

Changes in retail energy sales are generally the result of changes in electricity usage by customers, changes in weather, and changes in the number of customers. Retail energy sales increased 5.2 billion KWHs in 2014 as compared to the prior year. This increase was primarily the result of colder weather in the first quarter 2014 and warmer weather in the second and third quarters

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

2014 as compared to the corresponding periods in 2013 and customer growth, partially offset by a decrease in customer usage. The increase in industrial KWH energy sales was primarily due to increased sales in the primary metals, chemicals, paper, non-manufacturing, transportation, and stone, clay, and glass sectors. Weather-adjusted commercial KWH energy sales decreased primarily due to decreased customer usage, partially offset by customer growth. Weather-adjusted residential KWH energy sales were flat compared to the prior year as a result of customer growth offset by decreased customer usage. Household income, one of the primary drivers of residential customer usage, was flat in 2014.
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
Wholesale energy sales increased 5.8 billion KWHs in 2014 as compared to the prior year. The increase was primarily related to higher natural gas prices and increased energy sales as a result of colder weather in the first quarter 2014 and warmer weather in the second and third quarters 2014 as compared to the corresponding periods in 2013. Wholesale energy sales decreased 619 million KWHs in 2013 as compared to the prior year. The decrease was primarily related to lower customer demand resulting from milder weather as compared to the prior year.
Fuel and Purchased Power Expenses
Fuel costs constitute the single largest expense for the electric utilities. The mix of fuel sources for generation of electricity is determined primarily by demand, the unit cost of fuel consumed, and the availability of generating units. Additionally, the electric utilities purchase a portion of their electricity needs from the wholesale market.
Details of the Southern Company system's generation and purchased power were as follows:

	2014	2013	2012
Total generation (billions of KWHs)	191	179	175
Total purchased power (billions of KWHs)	12	12	16
Sources of generation (percent) —
Coal	42	39	38
Nuclear	16	17	18
Gas	39	40	42
Hydro	3	4	2
Cost of fuel, generated (cents per net KWH) —
Coal	3.81	4.01	3.96
Nuclear	0.87	0.87	0.83
Gas	3.63	3.29	2.86
Average cost of fuel, generated (cents per net KWH)	3.25	3.17	2.93
Average cost of purchased power (cents per net KWH)*	7.13	5.27	4.45

*	Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.
In 2014, total fuel and purchased power expenses were $6.7 billion, an increase of $706 million, or 11.8%, as compared to the prior year. The increase was primarily the result of a $422 million increase in the volume of KWHs generated primarily due to increased demand resulting from colder weather in the first quarter 2014 and warmer weather in the second and third quarters 2014 as compared to the corresponding periods in 2013 and a $286 million increase in the average cost of fuel and purchased power primarily due to higher natural gas prices.
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

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Fuel and purchased power energy transactions at the traditional operating companies are generally offset by fuel revenues and do not have a significant impact on net income. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Retail Fuel Cost Recovery" herein for additional information. Fuel expenses incurred under Southern Power's PPAs are generally the responsibility of the counterparties and do not significantly impact net income.
Fuel
In 2014, fuel expense was $6.0 billion, an increase of $495 million, or 9.0%, as compared to the prior year. The increase was primarily due to a 12.7% increase in the volume of KWHs generated by coal, a 10.3% increase in the average cost of natural gas per KWH generated, and a 30.7% decrease in the volume of KWHs generated by hydro facilities resulting from less rainfall, partially offset by a 5.0% decrease in the average cost of coal per KWH generated.
In 2013, fuel expense was $5.5 billion, an increase of $453 million, or 9.0%, as compared to the prior year. The increase was primarily due to a 15.0% increase in the average cost of natural gas per KWH generated, partially offset by a 125.9% increase in the volume of KWHs generated by hydro facilities resulting from greater rainfall.
Purchased Power
In 2014, purchased power expense was $672 million, an increase of $211 million, or 45.8%, as compared to the prior year. The increase was primarily due to a 35.3% increase in the average cost per KWH purchased.
In 2013, purchased power expense was $461 million, a decrease of $83 million, or 15.3%, as compared to the prior year. The decrease was primarily due to a 25.9% decrease in the volume of KWHs purchased as the marginal cost of generation available was lower than the market cost of available energy, partially offset by an 18.4% increase in the average cost per KWH purchased.
Energy purchases will vary depending on demand for energy within the Southern Company system's service territory, the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, and the availability of the Southern Company system's generation.
Other Operations and Maintenance Expenses
Other operations and maintenance expenses increased $481 million, or 12.7%, in 2014 as compared to the prior year. The increase was primarily related to increases of $149 million in scheduled outage costs at generation facilities, $103 million in other generation expenses primarily related to commodity and labor costs, $103 million in transmission and distribution costs primarily related to overhead line maintenance, $42 million in net employee compensation and benefits including pension costs, and $31 million in customer accounts, service, and sales costs primarily related to customer incentive and demand-side management programs.
Other operations and maintenance expenses increased $83 million, or 2.2%, in 2013 as compared to the prior year. Other operations and maintenance expenses in 2013 were significantly below normal levels as a result of cost containment efforts undertaken primarily at Georgia Power to offset the impact of significantly milder than normal weather conditions. Administrative and general expenses increased $63 million primarily as a result of an increase in pension costs. Transmission and distribution expenses increased $27 million primarily due to increases at Georgia Power in transmission system load expense resulting from billing adjustments with integrated transmission system owners.
Production expenses and transmission and distribution expenses fluctuate from year to year due to variations in outage and maintenance schedules and normal changes in the cost of labor and materials.
Depreciation and Amortization
Depreciation and amortization increased $43 million, or 2.3%, in 2014 as compared to the prior year primarily due to increases in depreciation rates related to environmental assets and the amortization of certain regulatory assets at Alabama Power and the completion of the amortization of certain regulatory liabilities at Georgia Power. Also contributing to the increase were increases at Southern Power in plant in service related to the addition of solar facilities in 2013 and 2014, an increase related to equipment retirements resulting from accelerated outage work, and additional component depreciation as a result of increased production. These increases were largely offset by the amortization of $120 million of the regulatory liability for other cost of removal obligations at Alabama Power. See Note 3 to the financial statements under "Retail Regulatory Matters – Alabama Power – Rate CNP" and "– Cost of Removal Accounting Order" for additional information.
Depreciation and amortization increased $114 million, or 6.4%, in 2013 as compared to the prior year primarily due to additional plant in service related to the completion of Georgia Power's Plant McDonough-Atkinson Units 5 and 6 in April 2012 and October 2012, respectively, and six Southern Power plants between June 2012 and October 2013, certain coal unit retirement

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

decisions (with respect to the portion of such units dedicated to wholesale service) at Georgia Power, and additional transmission and distribution projects. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Georgia Power – Integrated Resource Plans" for additional information on Georgia Power's unit retirement decisions. These increases were partially offset by a net reduction in amortization primarily related to amortization of a regulatory liability for state income tax credits at Georgia Power and by the deferral of certain expenses under an accounting order at Alabama Power. See Note 3 to the financial statements under "Retail Regulatory Matters – Alabama Power – Compliance and Pension Cost Accounting Order" for additional information on Alabama Power's accounting order.
See Note 1 to the financial statements under "Regulatory Assets and Liabilities" and "Depreciation and Amortization" for additional information.
Taxes Other Than Income Taxes
Taxes other than income taxes increased $47 million, or 5.0%, in 2014 as compared to the prior year primarily due to increases of $34 million in municipal franchise fees related to higher retail revenues in 2014 and $16 million in payroll taxes primarily related to higher employee benefits.
Taxes other than income taxes increased $20 million, or 2.2%, in 2013 as compared to the prior year primarily due to increases in property taxes.
Estimated Loss on Kemper IGCC
In 2014 and 2013, estimated probable losses on the Kemper IGCC of $868 million and $1.2 billion, respectively, were recorded at Southern Company. These losses reflect revisions of estimated costs expected to be incurred on Mississippi Power's construction of the Kemper IGCC in excess of the $2.88 billion cost cap established by the Mississippi PSC, net of $245 million of grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2 (DOE Grants) and excluding the cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, AFUDC, and certain general exceptions, including change of law, force majeure, and beneficial capital (which exists when Mississippi Power demonstrates that the purpose and effect of the construction cost increase is to produce efficiencies that will result in a neutral or favorable effect on customers relative to the original proposal for the CPCN) (Cost Cap Exceptions). See FUTURE EARNINGS POTENTIAL – "Construction Program" herein and Note 3 to the financial statements under "Integrated Coal Gasification Combined Cycle" for additional information.
Allowance for Equity Funds Used During Construction
AFUDC equity increased $55 million, or 28.9%, in 2014 as compared to the prior year primarily due to additional capital expenditures at the traditional operating companies, primarily related to environmental and transmission projects, as well as Mississippi Power's Kemper IGCC.
AFUDC equity increased $47 million, or 32.9%, in 2013 as compared to the prior year primarily due to an increase in CWIP related to Mississippi Power's Kemper IGCC and increased capital expenditures at Alabama Power, partially offset by the completion of Georgia Power's Plant McDonough-Atkinson Units 5 and 6 in 2012.
See Note 3 to the financial statements under "Integrated Coal Gasification Combined Cycle" for additional information regarding the Kemper IGCC.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized increased $6 million, or 0.8%, in 2014 as compared to the prior year primarily due to a higher amount of outstanding long-term debt and an increase in interest expense resulting from the deposits received by Mississippi Power in January and October 2014 related to SMEPA's pending purchase of an undivided interest in the Kemper IGCC, partially offset by a decrease in interest expense related to the refinancing of long-term debt at lower rates and an increase in capitalized interest. See Note 6 to the financial statements for additional information.
Interest expense, net of amounts capitalized decreased $32 million, or 3.9%, in 2013 as compared to the prior year primarily due to lower interest rates, the timing of issuances and redemptions of long-term debt, an increase in capitalized interest primarily resulting from AFUDC debt associated with Mississippi Power's Kemper IGCC, and an increase in capitalized interest associated with the construction of Southern Power's Plants Campo Verde and Spectrum. These decreases were partially offset by a decrease in capitalized interest resulting from the completion of Southern Power's Plants Nacogdoches and Cleveland, a reduction in AFUDC debt due to the completion of Georgia Power's Plant McDonough-Atkinson Units 5 and 6, and the conclusion of certain state and federal tax audits in 2012.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Other Income (Expense), Net
Other income (expense), net decreased $18 million, or 32.7%, in 2014 as compared to the prior year primarily due to an $8 million decrease in wholesale operating fee revenue at Georgia Power and $7 million associated with Mississippi Power's settlement with the Sierra Club. See Note 3 to the financial statements under "Other Matters – Sierra Club Settlement Agreement" for additional information.
Income Taxes
Income taxes increased $118 million, or 12.6%, in 2014 as compared to the prior year primarily due to higher pre-tax earnings, partially offset by an increase in non-taxable AFUDC equity and an increase in tax benefits related to federal ITCs.
Income taxes decreased $465 million, or 33.2%, in 2013 as compared to the prior year primarily due to lower pre-tax earnings, an increase in tax benefits recognized from ITCs at Southern Power, and a net increase in non-taxable AFUDC equity, partially offset by a decrease in state income tax credits, primarily at Georgia Power.
Other Business Activities
Southern Company's other business activities include the parent company (which does not allocate operating expenses to business units), investments in leveraged lease projects, and telecommunications. These businesses are classified in general categories and may comprise one or both of the following subsidiaries: Southern Company Holdings, Inc. (Southern Holdings) invests in various projects, including leveraged lease projects, and SouthernLINC Wireless provides digital wireless communications for use by Southern Company and its subsidiary companies and also markets these services to the public and provides fiber cable services within the Southeast.
A condensed statement of income for Southern Company's other business activities follows:

	Amount	Increase (Decrease) from Prior Year
	2014	2014	2013
	(in millions)
Operating revenues	$61	$9	$(7)
Other operations and maintenance	95	27	(9)
Depreciation and amortization	16	1	—
Taxes other than income taxes	2	—	—
Total operating expenses	113	28	(9)
Operating income (loss)	(52)	(19)	2
Interest income	1	—	(17)
Other income (expense), net	10	36	(45)
Interest expense	41	5	(3)
Income taxes	(76)	10	(20)
Net income (loss)	$(6)	$2	$(37)
Operating Revenues
Southern Company's non-electric operating revenues for these other business activities increased $9 million, or 17.3%, in 2014 as compared to the prior year. The increase was primarily related to higher operating revenues at Southern Holdings, partially offset by decreases in revenues at SouthernLINC Wireless related to lower average per subscriber revenue and fewer subscribers due to continued competition in the industry. Non-electric operating revenues for these other businesses decreased $7 million, or 11.9%, in 2013 as compared to the prior year. The decrease was primarily the result of decreases in revenues at SouthernLINC Wireless related to lower average per subscriber revenue and fewer subscribers due to continued competition in the industry.
Other Operations and Maintenance Expenses
Other operations and maintenance expenses for these other business activities increased $27 million, or 39.7%, in 2014 as compared to the prior year. The increase was primarily due to insurance proceeds received in 2013 related to a litigation settlement with MC Asset Recovery, LLC and higher operating expenses at Southern Holdings. Other operations and maintenance expenses for these other business activities decreased $9 million, or 11.7%, in 2013 as compared to the prior year. The decrease

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

was primarily related to lower operating expenses at SouthernLINC Wireless and decreases in consulting and legal fees, partially offset by higher operating expenses at Southern Holdings and a decrease in the amount of insurance proceeds received in 2013 related to a litigation settlement with MC Asset Recovery, LLC as compared to the amount received in 2012. See Note 3 to the financial statements under "Insurance Recovery" for additional information related to the litigation settlement with MC Asset Recovery, LLC.
Interest Income
Interest income for these other business activities decreased $17 million in 2013 as compared to the prior year primarily due to the conclusion of certain federal income tax audits in 2012.
Other Income (Expense), Net
Other income (expense), net for these other business activities increased $36 million in 2014 as compared to the prior year. The increase was primarily due to the restructuring of a leveraged lease investment in the first quarter of 2013 and a decrease in charitable contributions in 2014. Other income (expense), net for these other business activities decreased $45 million in 2013 as compared to the prior year. The decrease was primarily due to the restructuring of a leveraged lease investment and an increase in charitable contributions.
Southern Company has several leveraged lease agreements which relate to international and domestic energy generation, distribution, and transportation assets. Southern Company receives federal income tax deductions for depreciation and amortization, as well as interest on long-term debt related to these investments. See Note 1 under "Leveraged Leases" for additional information.
Interest Expense
Interest expense for these other business activities increased $5 million, or 13.9%, in 2014 as compared to the prior year. The increase was primarily due to a higher amount of outstanding long-term debt, partially offset by the refinancing of long-term debt at lower rates.
Income Taxes
Income taxes for these other business activities increased $10 million, or 11.6%, in 2014 and decreased $20 million, or 30.3%, in 2013 as compared to the prior year primarily as a result of changes in pre-tax earnings (losses).
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
The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of Southern Company's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of the Southern Company system's primary business of selling electricity. These factors include the traditional operating companies' ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently-incurred costs during a time of increasing costs and the completion and subsequent operation of the Kemper IGCC and Plant Vogtle Units 3 and 4 as well as other ongoing construction projects. Other major factors include the profitability of the competitive wholesale business and successfully expanding investments in renewable energy projects. Future earnings for the electricity business in the near term will depend, in part, upon maintaining and growing sales which are subject to a number of factors. These factors include weather, competition, new energy contracts with other utilities and other wholesale customers, energy conservation practiced by

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

customers, the use of alternative energy sources by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in the service territory. In addition, the level of future earnings for the wholesale business also depends on numerous factors including creditworthiness of customers, total generating capacity available and related costs, future acquisitions and construction of generating facilities, including the impact of ITCs, and the successful remarketing of capacity as current contracts expire. Changes in regional and global economic conditions may impact sales for the traditional operating companies and Southern Power, as the pace of the economic recovery remains uncertain. The timing and extent of the economic recovery will impact growth and may impact future earnings.
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
Environmental Matters
Compliance costs related to federal and state environmental statutes and regulations could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis or through market-based contracts. Environmental compliance spending over the next several years may differ materially from the amounts estimated. The timing, specific requirements, and estimated costs could change as environmental statutes and regulations are adopted or modified. Further, higher costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively affect results of operations, cash flows, and financial condition. See Note 3 to the financial statements under "Environmental Matters" for additional information.
New Source Review Actions
As part of a nationwide enforcement initiative against the electric utility industry which began in 1999, the EPA brought civil enforcement actions in federal district court against Alabama Power and Georgia Power alleging violations of the New Source Review provisions of the Clean Air Act at certain coal-fired electric generating units, including units co-owned by Gulf Power and Mississippi Power. An adverse outcome could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties. See Note 3 to the financial statements under "Environmental Matters – New Source Review Actions" for additional information. The ultimate outcome of these matters cannot be determined at this time.
Environmental Statutes and Regulations
General
The electric utilities' operations are subject to extensive regulation by state and federal environmental agencies under a variety of statutes and regulations governing environmental media, including air, water, and land resources. Applicable statutes include the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; the Toxic Substances Control Act; the Emergency Planning & Community Right-to-Know Act; the Endangered Species Act; and related federal and state regulations. Compliance with these environmental requirements involves significant capital and operating costs, a major portion of which is expected to be recovered through existing ratemaking provisions. Through 2014, the traditional operating companies had invested approximately $10.6 billion in environmental capital retrofit projects to comply with these requirements, with annual totals of approximately $1.1 billion, $0.7 billion, and $0.3 billion for 2014, 2013, and 2012, respectively. The Southern Company system expects that capital expenditures to comply with environmental statutes and regulations will total approximately $2.1 billion from 2015 through 2017, with annual totals of approximately $1.0 billion, $0.5 billion, and $0.6 billion for 2015, 2016, and 2017, respectively. These estimated expenditures do not include any potential compliance costs that may arise from the EPA's proposed rules that would limit CO2 emissions from new, existing, and modified or reconstructed fossil-fuel-fired electric generating units. See "Global Climate Issues" for additional information.
The Southern Company system's ultimate environmental compliance strategy, including potential unit retirement and replacement decisions, and future environmental capital expenditures will be affected by the final requirements of new or revised environmental regulations and regulations relating to global climate change that are promulgated, including the proposed environmental regulations described below; the outcome of any legal challenges to the environmental rules; the cost, availability, and existing inventory of emissions allowances; and the fuel mix of the electric utilities. Compliance costs may arise from existing unit retirements, installation of additional environmental controls, upgrades to the transmission system, closure and

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

monitoring of CCR facilities, and adding or changing fuel sources for certain existing units. The ultimate outcome of these matters cannot be determined at this time. See "Retail Regulatory Matters – Alabama Power – Environmental Accounting Order" and "Retail Regulatory Matters – Georgia Power – Integrated Resource Plans" herein and Note 3 to the financial statements under "Other Matters – Sierra Club Settlement Agreement" for additional information on planned unit retirements and fuel conversions at Alabama Power, Georgia Power, and Mississippi Power.
Compliance with any new federal or state legislation or regulations relating to air quality, water, CCR, global climate change, or other environmental and health concerns could significantly affect the Company. Although new or revised environmental legislation or regulations could affect many areas of the electric utilities' operations, the full impact of any such changes cannot be determined at this time. Additionally, many of the electric utilities' commercial and industrial customers may also be affected by existing and future environmental requirements, which for some may have the potential to ultimately affect their demand for electricity.
Air Quality
Compliance with the Clean Air Act and resulting regulations has been and will continue to be a significant focus for the Southern Company system. Since 1990, the electric utilities have spent approximately $9.5 billion in reducing and monitoring emissions pursuant to the Clean Air Act. Additional controls are currently planned or under consideration to further reduce air emissions, maintain compliance with existing regulations, and meet new requirements.
In 2012, the EPA finalized the Mercury and Air Toxics Standards (MATS) rule, which imposes stringent emissions limits for acid gases, mercury, and particulate matter on coal- and oil-fired electric utility steam generating units. Compliance for existing sources is required by April 16, 2015 up to April 16, 2016 for affected units for which extensions have been granted. On November 25, 2014, the U.S. Supreme Court granted a petition for review of the final MATS rule.
The EPA regulates ground level ozone concentrations through implementation of an eight-hour ozone National Ambient Air Quality Standard (NAAQS). In 2008, the EPA adopted a more stringent eight-hour ozone NAAQS, which it began to implement in 2011. In 2012, the EPA published its final determination of nonattainment areas based on the 2008 eight-hour ozone NAAQS. The only area within the traditional operating companies' service territory designated as an ozone nonattainment area is a 15-county area within metropolitan Atlanta. On December 17, 2014, the EPA published a proposed rule to further reduce the current eight-hour ozone standard. The EPA is required by federal court order to complete this rulemaking by October 1, 2015. Finalization of a lower eight-hour ozone standard could result in the designation of new ozone nonattainment areas within the traditional operating companies' service territory.
The EPA regulates fine particulate matter concentrations on an annual and 24-hour average basis. All areas within the traditional operating companies' service territory have achieved attainment with the 1997 and 2006 particulate matter NAAQS and, with the exception of the Atlanta area, the EPA has officially redesignated former nonattainment areas within the service territory as attainment for these standards. A redesignation request for the Atlanta area is pending with the EPA. In 2012, the EPA issued a final rule that increases the stringency of the annual fine particulate matter standard. The EPA promulgated final designations for the 2012 annual standard on December 18, 2014, and no new nonattainment areas were designated within the traditional operating companies' service territory. The EPA has, however, deferred designation decisions for certain areas in Alabama, Florida, and Georgia, so future nonattainment designations in these areas are possible.
Final revisions to the NAAQS for sulfur dioxide (SO2), which established a new one-hour standard, became effective in 2010. No areas within the Southern Company system's service territory have been designated as nonattainment under this rule. However, the EPA has announced plans to make additional designation decisions for SO2 in the future, which could result in nonattainment designations for areas within the Southern Company system's service territory. Implementation of the revised SO2 standard could require additional reductions in SO2 emissions and increased compliance and operational costs.
On February 13, 2014, the EPA proposed to delete from the Alabama State Implementation Plan (SIP) the Alabama opacity rule that the EPA approved in 2008, which provides operational flexibility to affected units. In March 2013, the U.S. Court of Appeals for the Eleventh Circuit ruled in favor of Alabama Power and vacated an earlier attempt by the EPA to rescind its 2008 approval. The EPA's latest proposal characterizes the proposed deletion as an error correction within the meaning of the Clean Air Act. Alabama Power believes this interpretation of the Clean Air Act to be incorrect. If finalized, this proposed action could affect unit availability and result in increased operations and maintenance costs for affected units, including units owned by Alabama Power, units co-owned with Mississippi Power, and units owned by SEGCO, which is jointly owned by Alabama Power and Georgia Power.
Each of the states in which the Southern Company system has fossil generation is subject to the requirements of the Cross State Air Pollution Rule (CSAPR). CSAPR is an emissions trading program that limits SO2 and nitrogen oxide emissions from power plants in 28 states in two phases, with Phase I beginning in 2015 and Phase II beginning in 2017. In 2012, the U.S. Court of

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Appeals for the District of Columbia Circuit vacated CSAPR in its entirety, but on April 29, 2014, the U.S. Supreme Court overturned that decision and remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings. The U.S. Court of Appeals for the District of Columbia Circuit granted the EPA's motion to lift the stay of the rule, and the first phase of CSAPR took effect on January 1, 2015.
The EPA finalized the Clean Air Visibility Rule (CAVR) in 2005, with a goal of restoring natural visibility conditions in certain areas (primarily national parks and wilderness areas) by 2064. The rule involves the application of best available retrofit technology to certain sources, including fossil fuel-fired generating facilities, built between 1962 and 1977 and any additional emissions reductions necessary for each designated area to achieve reasonable progress toward the natural visibility conditions goal by 2018 and for each 10-year period thereafter.
In 2012, the EPA published proposed revisions to the New Source Performance Standard (NSPS) for Stationary Combustion Turbines (CTs). If finalized as proposed, the revisions would apply the NSPS to all new, reconstructed, and modified CTs (including CTs at combined cycle units), during all periods of operation, including startup and shutdown, and alter the criteria for determining when an existing CT has been reconstructed.
In February 2013, the EPA proposed a rule that would require certain states to revise the provisions of their SIPs relating to the regulation of excess emissions at industrial facilities, including fossil fuel-fired generating facilities, during periods of startup, shut-down, or malfunction (SSM). The EPA proposed to supplement the 2013 proposed rule on September 17, 2014, making it more stringent. The EPA has entered into a settlement agreement requiring it to finalize the proposed rule by May 22, 2015. The proposed rule would require states subject to the rule (including Alabama, Florida, Georgia, Mississippi, and North Carolina) to revise their SSM provisions within 18 months after issuance of the final rule.
The Southern Company system has developed and continually updates a comprehensive environmental compliance strategy to assess compliance obligations associated with the current and proposed environmental requirements discussed above. As part of this strategy, certain of the traditional operating companies have developed a compliance plan for the MATS rule which includes reliance on existing emission control technologies, the construction of baghouses to provide an additional level of control on the emissions of mercury and particulates from certain generating units, the use of additives or other injection technology, the use of existing or additional natural gas capability, and unit retirements. Additionally, certain transmission system upgrades are required. The impacts of the eight-hour ozone, fine particulate matter and SO2 NAAQS, the Alabama opacity rule, CSAPR, CAVR, the MATS rule, the NSPS for CTs, and the SSM rule on the Southern Company system cannot be determined at this time and will depend on the specific provisions of the proposed and final rules, the resolution of pending and future legal challenges, and/or the development and implementation of rules at the state level. These regulations could result in significant additional compliance costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.
In addition to the federal air quality laws described above, Georgia Power is also subject to the requirements of the 2007 State of Georgia Multi-Pollutant Rule. The Multi-Pollutant Rule, as amended, is designed to reduce emissions of mercury, SO2, and nitrogen oxide state-wide by requiring the installation of specified control technologies at certain coal-fired generating units by specific dates between December 31, 2008 and April 16, 2015. A companion rule requires a 95% reduction in SO2 emissions from the controlled units on the same or similar timetable. Through December 31, 2014, Georgia Power had installed the required controls on 14 of its coal-fired generating units with two additional projects to be completed before the unit-specific installation deadlines.
Water Quality
The EPA's final rule establishing standards for reducing effects on fish and other aquatic life caused by new and existing cooling water intake structures at existing power plants and manufacturing facilities became effective on October 14, 2014. The effect of this final rule will depend on the results of additional studies and implementation of the rule by regulators based on site-specific factors. The ultimate impact of this rule will also depend on the outcome of ongoing legal challenges and cannot be determined at this time.
In June 2013, the EPA published a proposed rule which requested comments on a range of potential regulatory options for addressing revised technology-based limits for certain wastestreams from steam electric power plants and best management practices for CCR surface impoundments. The EPA has entered into a consent decree requiring it to finalize revisions to the steam electric effluent guidelines by September 30, 2015. The ultimate impact of the rule will also depend on the specific technology requirements of the final rule and the outcome of any legal challenges and cannot be determined at this time.
On April 21, 2014, the EPA and the U.S. Army Corps of Engineers jointly published a proposed rule to revise the regulatory definition of waters of the U.S. for all Clean Water Act (CWA) programs, which would significantly expand the scope of federal jurisdiction under the CWA. In addition, the rule as proposed could have significant impacts on economic development projects

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

which could affect customer demand growth. The ultimate impact of the proposed rule will depend on the specific requirements of the final rule and the outcome of any legal challenges and cannot be determined at this time. If finalized as proposed, this rule could significantly increase permitting and regulatory requirements and costs associated with the siting of new facilities and the installation, expansion, and maintenance of transmission and distribution lines.
These proposed and final water quality regulations could result in significant additional capital expenditures and compliance costs that could affect future unit retirement and replacement decisions. Also, results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates or through PPAs.
Coal Combustion Residuals
The traditional operating companies currently manage CCR at onsite storage units consisting of landfills and surface impoundments (CCR Units) at 22 electric generating plants. In addition to on-site storage, the traditional operating companies also sell a portion of their CCR to third parties for beneficial reuse. Individual states regulate CCR and the states in the Southern Company system's service territory each have their own regulatory requirements. Each traditional operating company has an inspection program in place to assist in maintaining the integrity of its coal ash surface impoundments.
On December 19, 2014, the EPA issued the Disposal of Coal Combustion Residuals from Electric Utilities final rule (CCR Rule), but has not yet published it in the Federal Register. The CCR Rule will regulate the disposal of CCR, including coal ash and gypsum, as non-hazardous solid waste in CCR Units at active generating power plants. The CCR Rule does not mandate closure of CCR Units, but includes minimum criteria for active and inactive surface impoundments containing CCR and liquids, lateral expansions of existing units, and active landfills. Failure to meet the minimum criteria can result in the mandated closure of a CCR Unit. Although the EPA does not require individual states to adopt the final criteria, states have the option to incorporate the federal criteria into their state solid waste management plans in order to regulate CCR in a manner consistent with federal standards. The EPA's final rule continues to exclude the beneficial use of CCR from regulation.
The ultimate impact of the CCR Rule cannot be determined at this time and will depend on the traditional operating companies' ongoing review of the CCR Rule, the results of initial and ongoing minimum criteria assessments, and the outcome of legal challenges. The cost and timing of potential ash pond closure and ongoing monitoring activities that may be required in connection with the CCR Rule is also uncertain; however, Southern Company has developed a preliminary nominal dollar estimate of costs associated with closure and groundwater monitoring of ash ponds in place of approximately $860 million and ongoing post-closure care of approximately $140 million. Certain of the traditional operating companies have previously recorded asset retirement obligations (ARO) associated with ash ponds of $506 million, or $468 million on a nominal dollar basis, based on existing state requirements. During 2015, the traditional operating companies will record AROs for any incremental estimated closure costs resulting from acceleration in the timing of any currently planned closures and for differences between existing state requirements and the requirements of the CCR Rule. Southern Company's results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates.
Environmental Remediation
The Southern Company system must comply with other environmental laws and regulations that cover the handling and disposal of waste and releases of hazardous substances. Under these various laws and regulations, the Southern Company system could incur substantial costs to clean up properties. The traditional operating companies conduct studies to determine the extent of any required cleanup and the Company has recognized in its financial statements the costs to clean up known impacted sites. Amounts for cleanup and ongoing monitoring costs were not material for any year presented. The traditional operating companies have each received authority from their respective state PSCs to recover approved environmental compliance costs through regulatory mechanisms. These rates are adjusted annually or as necessary within limits approved by the state PSCs. The traditional operating companies may be liable for some or all required cleanup costs for additional sites that may require environmental remediation. See Note 3 to the financial statements under "Environmental Matters – Environmental Remediation" for additional information.
Global Climate Issues
In 2014, the EPA published three sets of proposed standards that would limit CO2 emissions from new, existing, and modified or reconstructed fossil-fuel-fired electric generating units. On January 8, 2014, the EPA published proposed standards for new units, and, on June 18, 2014, the EPA published proposed standards governing existing units, known as the Clean Power Plan, and separate standards governing CO2 emissions from modified and reconstructed units. The EPA's proposed Clean Power Plan establishes guidelines for states to develop plans to address CO2 emissions from existing fossil fuel-fired electric generating units. The EPA's proposed guidelines establish state-specific interim and final CO2 emission rate goals to be achieved between 2020 and 2029 and in 2030 and thereafter. The proposed guidelines and standards could result in operational restrictions and material compliance costs, including capital expenditures, which could affect future unit retirement and replacement decisions. Southern

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Company's results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates or through market-based contracts.
The Southern Company system filed comments on the EPA's proposed Clean Power Plan on December 1, 2014. These comments addressed legal and technical issues in addition to providing a preliminary estimated cost of complying with the proposed guidelines utilizing one of the EPA's compliance scenarios. Costs associated with this proposal could be significant to the utility industry and the Southern Company system. However, the ultimate financial and operational impact of the proposed Clean Power Plan on the Southern Company system cannot be determined at this time and will depend upon numerous known and unknown factors. Some of the unknown factors include: the structure, timing, and content of the EPA's final guidelines; individual state implementation of these guidelines, including the potential that state plans impose different standards; additional rulemaking activities in response to legal challenges and related court decisions; the impact of future changes in generation and emissions-related technology and costs; the impact of future decisions regarding unit retirement and replacement, including the type and amount of any such replacement capacity; and the time periods over which compliance will be required.
Over the past several years, the U.S. Congress has also considered many proposals to reduce greenhouse gas emissions, mandate renewable or clean energy, and impose energy efficiency standards. Such proposals are expected to continue to be considered by the U.S. Congress. International climate change negotiations under the United Nations Framework Convention on Climate Change are also continuing.
The EPA's greenhouse gas reporting rule requires annual reporting of CO2 equivalent emissions in metric tons for a company's operational control of facilities. Based on ownership or financial control of facilities, the Southern Company system's 2013 greenhouse gas emissions were approximately 102 million metric tons of CO2 equivalent. The preliminary estimate of the Southern Company system's 2014 greenhouse gas emissions on the same basis is approximately 112 million metric tons of CO2 equivalent. The level of greenhouse gas emissions from year to year will depend on the level of generation, the mix of fuel sources, and other factors.
Retail Regulatory Matters
Alabama Power
Alabama Power's revenues from regulated retail operations are collected through various rate mechanisms subject to the oversight of the Alabama PSC. Alabama Power currently recovers its costs from the regulated retail business primarily through Rate RSE, Rate CNP, Rate ECR, and Rate NDR. In addition, the Alabama PSC issues accounting orders to address current events impacting Alabama Power. See Note 3 to the financial statements under "Retail Regulatory Matters – Alabama Power" for additional information regarding Alabama Power's rate mechanisms and accounting orders.
Rate RSE
Alabama Power's Rate RSE adjustments are based on forward-looking information for the applicable upcoming calendar year. Rate adjustments for any two-year period, when averaged together, cannot exceed 4.0% and any annual adjustment is limited to 5.0%. If Alabama Power's actual retail return is above the allowed weighted cost of equity (WCE) range, customer refunds will be required; however, there is no provision for additional customer billings should the actual retail return fall below the WCE range.
On December 1, 2014, Alabama Power submitted the required annual filing under Rate RSE to the Alabama PSC. The Rate RSE increase was 3.49%, or $181 million annually, effective January 1, 2015. The revenue adjustment includes the performance based adder of 0.07%. Under the terms of Rate RSE, the maximum increase for 2016 cannot exceed 4.51%.
Rate CNP
Alabama Power's retail rates, approved by the Alabama PSC, provide for adjustments to recognize the placing of new generating facilities into retail service under Rate CNP. Alabama Power may also recover retail costs associated with certificated PPAs under Rate CNP PPA. On March 4, 2014, the Alabama PSC issued a consent order that Alabama Power leave in effect the current Rate CNP PPA factor for billings for the period April 1, 2014 through March 31, 2015. It is anticipated that no adjustment will be made to Rate CNP PPA in 2015.
Alabama Power has elected the normal purchase normal sale (NPNS) scope exception under the derivative accounting rules for its two wind PPAs, which total approximately 400 MWs. The NPNS exception allows the PPAs to be recorded at a cost, rather than fair value, basis. The industry's application of the NPNS exception to certain physical forward transactions in nodal markets was previously under review by the SEC at the request of the electric utility industry. In June 2014, the SEC requested the Financial Accounting Standards Board to address the issue through the Emerging Issues Task Force (EITF). Any accounting decisions will now be subject to EITF deliberations. The outcome of the EITF's deliberations cannot be determined at this time. If

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Alabama Power is ultimately required to record these PPAs at fair value, an offsetting regulatory asset or regulatory liability will be recorded.
Rate CNP Environmental allows for the recovery of Alabama Power's retail costs associated with environmental laws, regulations, or other such mandates. Rate CNP Environmental is based on forward-looking information and provides for the recovery of these costs pursuant to a factor that is calculated annually. Environmental costs to be recovered include operations and maintenance expenses, depreciation, and a return on certain invested capital. The Rate CNP Environmental increase effective January 1, 2015 is 1.5%, or $75 million annually, based upon projected billings.
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
In accordance with an accounting order from the Alabama PSC, Alabama Power will transfer the unrecovered plant asset balances to a regulatory asset at their respective retirement dates. The regulatory asset will be amortized through Rate CNP Environmental over the remaining useful lives, as established prior to the decision for retirement. As a result, these decisions will not have a significant impact on Southern Company's financial statements.
Cost of Removal Accounting Order
In accordance with an accounting order issued on November 3, 2014 by the Alabama PSC, at December 31, 2014, Alabama Power fully amortized the balance of $123 million in certain regulatory asset accounts, and offset this amortization expense with the amortization of $120 million of the regulatory liability for other cost of removal obligations. The regulatory asset account balances amortized as of December 31, 2014 represented costs previously deferred under a compliance and pension cost accounting order as well as a non-nuclear outage accounting order, which were approved by the Alabama PSC in 2012 and August 2013, respectively. Approximately $95 million of non-nuclear outage costs and $28 million of compliance and pension costs were fully amortized at December 31, 2014.
The cost of removal accounting order also required Alabama Power to terminate, as of December 31, 2014, the regulatory asset accounts created pursuant to the compliance and pension cost accounting order and the non-nuclear outage accounting order. Consequently, Alabama Power will not defer any expenditures in 2015, 2016, and 2017 related to critical electric infrastructure and domestic nuclear facilities, as allowed under the previous orders.
Non-Environmental Federal Mandated Costs Accounting Order
On December 9, 2014, pending the development of a new cost recovery mechanism, the Alabama PSC issued an accounting order authorizing the deferral as a regulatory asset of up to $50 million of costs associated with non-environmental federal mandates that would otherwise impact rates in 2015.
On February 17, 2015, Alabama Power filed a proposed modification to Rate CNP Environmental with the Alabama PSC to include compliance costs for both environmental and non-environmental mandates. The non-environmental costs that would be recovered through the revised mechanism concern laws, regulations, and other mandates directed at the utility industry involving the security, reliability, safety, sustainability, or similar considerations impacting Alabama Power's facilities or operations. If approved as requested, the effective date for the revised mechanism would be March 20, 2015, upon which the regulatory asset balance would be reclassified to the under recovered balance for Rate CNP Environmental, and the related customer rates would not become effective before January 2016. The ultimate outcome of this matter cannot be determined at this time.
Georgia Power
Georgia Power's revenues from regulated retail operations are collected through various rate mechanisms subject to the oversight of the Georgia PSC. Georgia Power currently recovers its costs from the regulated retail business through the 2013 ARP, which

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

includes traditional base tariff rates, Demand-Side Management (DSM) tariffs, Environmental Compliance Cost Recovery (ECCR) tariffs, and Municipal Franchise Fee (MFF) tariffs. In addition, financing costs related to the construction of Plant Vogtle Units 3 and 4 are being collected through the NCCR tariff and fuel costs are collected through separate fuel cost recovery tariffs. See Note 3 to the financial statements under "Retail Regulatory Matters – Georgia Power" for additional information.
Rate Plans
In December 2013, the Georgia PSC voted to approve the 2013 ARP. The 2013 ARP reflects the settlement agreement among Georgia Power, the Georgia PSC's Public Interest Advocacy Staff, and 11 of the 13 intervenors, which was filed with the Georgia PSC in November 2013.
On January 1, 2014, in accordance with the 2013 ARP, Georgia Power increased its tariffs as follows: (1) traditional base tariff rates by approximately $80 million; (2) ECCR tariff by approximately $25 million; (3) DSM tariffs by approximately $1 million; and (4) MFF tariff by approximately $4 million, for a total increase in base revenues of approximately $110 million.
On February 19, 2015, in accordance with the 2013 ARP, the Georgia PSC approved adjustments to traditional base, ECCR, DSM, and MFF tariffs effective January 1, 2015 as follows:

•	Traditional base tariffs by approximately $107 million to cover additional capacity costs;

•	ECCR tariff by approximately $23 million;

•	DSM tariffs by approximately $3 million; and

•	MFF tariff by approximately $3 million to reflect the adjustments above.
The sum of these adjustments resulted in a base revenue increase of approximately $136 million in 2015.
The 2016 base rate increase, which was approved in the 2013 ARP, will be determined through a compliance filing expected to be filed in late 2015, and will be subject to review by the Georgia PSC.
Under the 2013 ARP, Georgia Power's retail ROE is set at 10.95% and earnings are evaluated against a retail ROE range of 10.00% to 12.00%. Two-thirds of any earnings above 12.00% will be directly refunded to customers, with the remaining one-third retained by Georgia Power. There will be no recovery of any earnings shortfall below 10.00% on an actual basis. However, if at any time during the term of the 2013 ARP, Georgia Power projects that its retail earnings will be below 10.00% for any calendar year, it may petition the Georgia PSC for implementation of the Interim Cost Recovery (ICR) tariff that would be used to adjust Georgia Power's earnings back to a 10.00% retail ROE. The Georgia PSC would have 90 days to rule on Georgia Power's request. The ICR tariff will expire at the earlier of January 1, 2017 or the end of the calendar year in which the ICR tariff becomes effective. In lieu of requesting implementation of an ICR tariff, or if the Georgia PSC chooses not to implement the ICR tariff, Georgia Power may file a full rate case. In 2014, Georgia Power's retail ROE exceeded 12.00%, and Georgia Power expects to refund to retail customers approximately $13 million in 2015, subject to review and approval by the Georgia PSC.
Except as provided above, Georgia Power will not file for a general base rate increase while the 2013 ARP is in effect. Georgia Power is required to file a general rate case by July 1, 2016, in response to which the Georgia PSC would be expected to determine whether the 2013 ARP should be continued, modified, or discontinued.
Integrated Resource Plans
See "Environmental Matters – Environmental Statutes and Regulations – Air Quality," "– Water Quality," "– Coal Combustion Residuals," and "– Global Climate Issues," and "Rate Plans" herein for additional information regarding proposed and final EPA rules and regulations, including the MATS rule for coal- and oil-fired electric utility steam generating units, revisions to effluent limitations guidelines for steam electric power plants, and additional regulations of CCR and CO2; the State of Georgia's Multi-Pollutant Rule; and Georgia Power's analysis of the potential costs and benefits of installing the required controls on its fossil generating units in light of these regulations.
In July 2013, the Georgia PSC approved Georgia Power's latest triennial Integrated Resource Plan (2013 IRP) including Georgia Power's request to decertify 16 coal- and oil-fired units totaling 2,093 MWs. Several factors, including the cost to comply with existing and future environmental regulations, recent and forecasted economic conditions, and lower natural gas prices, contributed to the decision to close these units.
Plant Branch Units 3 and 4 (1,016 MWs), Plant Yates Units 1 through 5 (579 MWs), and Plant McManus Units 1 and 2 (122 MWs) will be decertified and retired by April 16, 2015, the compliance date of the MATS rule. The decertification date of Plant Branch Unit 1 (250 MWs) was extended from December 31, 2013 as specified in the final order in the 2011 Integrated Resource Plan Update (2011 IRP Update) to coincide with the decertification date of Plant Branch Units 3 and 4. The decertification and retirement of Plant Kraft Units 1 through 4 (316 MWs) were also approved and will be effective by April 16, 2016, based on a

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

one-year extension of the MATS rule compliance date that was approved by the State of Georgia Environmental Protection Division in September 2013 to allow for necessary transmission system reliability improvements. In July 2013, the Georgia PSC approved the switch to natural gas as the primary fuel for Plant Yates Units 6 and 7. In September 2013, Plant Branch Unit 2 (319 MWs) was retired as approved by the Georgia PSC in the 2011 IRP Update in order to comply with the State of Georgia's Multi-Pollutant Rule.
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
On July 1, 2014, the Georgia PSC approved Georgia Power's request to cancel the proposed biomass fuel conversion of Plant Mitchell Unit 3 (155 MWs) because it would not be cost effective for customers. Georgia Power expects to request decertification of Plant Mitchell Unit 3 in connection with the triennial Integrated Resource Plan to be filed in 2016. Georgia Power plans to continue to operate the unit as needed until the MATS rule becomes effective in April 2015.
The decertification of these units and fuel conversions are not expected to have a material impact on Southern Company's financial statements; however, the ultimate outcome depends on the Georgia PSC's order in the 2016 Rate Case and future fuel cases and cannot be determined at this time.
Retail Fuel Cost Recovery
The traditional operating companies each have established fuel cost recovery rates approved by their respective state PSCs. Fuel cost recovery revenues are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes in the billing factor will not have a significant effect on Southern Company's revenues or net income, but will affect cash flow. The traditional operating companies continuously monitor their under or over recovered fuel cost balances. On January 20, 2015, the Georgia PSC approved the deferral of Georgia Power's next fuel case filing until at least June 30, 2015.
See Note 1 to the financial statements under "Revenues" and Note 3 to the financial statements under "Retail Regulatory Matters – Alabama Power – Rate ECR" and "Retail Regulatory Matters – Georgia Power – Fuel Cost Recovery" for additional information.
Construction Program
The subsidiary companies of Southern Company are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. The Southern Company system intends to continue its strategy of developing and constructing new generating facilities, as well as adding or changing fuel sources for certain existing units, adding environmental control equipment, and expanding the transmission and distribution systems. For the traditional operating companies, major generation construction projects are subject to state PSC approval in order to be included in retail rates. While Southern Power generally constructs and acquires generation assets covered by long-term PPAs, any uncontracted capacity could negatively affect future earnings. The construction programs of the traditional operating companies and Southern Power are currently estimated to include an investment of approximately $6.7 billion, $5.4 billion, and $4.3 billion for 2015, 2016, and 2017, respectively.
The two largest construction projects currently underway in the Southern Company system are Plant Vogtle Units 3 and 4 and the Kemper IGCC. Georgia Power has a 45.7% ownership interest in Plant Vogtle Units 3 and 4, each with approximately 1,100 MWs, and Mississippi Power is ultimately expected to hold an 85% ownership interest in the 582-MW Kemper IGCC. See Note 3 to the financial statements under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" and "Integrated Coal Gasification Combined Cycle" for additional information.
From 2013 through December 31, 2014, the Company recorded pre-tax charges totaling $2.05 billion ($1.26 billion after-tax) for revisions of estimated costs expected to be incurred on Mississippi Power's construction of the Kemper IGCC above the $2.88 billion cost cap established by the Mississippi PSC, net of the DOE Grants and excluding the Cost Cap Exceptions. In subsequent periods, any further changes in the estimated costs to complete construction of the Kemper IGCC subject to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, will be reflected in the Company's statements of income and these changes could be material.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

On January 29, 2015, Georgia Power announced that it was notified by the consortium consisting of Westinghouse Electric Company LLC and Stone & Webster, Inc., a subsidiary of The Shaw Group Inc., which was acquired by Chicago Bridge & Iron Company N.V. (collectively, Contractor) of the Contractor's revised forecast for completion of Plant Vogtle Units 3 and 4, which would incrementally delay the previously disclosed estimated in-service dates by 18 months (from the fourth quarter of 2017 to the second quarter of 2019 for Unit 3 and from the fourth quarter of 2018 to the second quarter of 2020 for Unit 4).
While Georgia Power has not agreed to any change to the guaranteed substantial completion dates (April 2016 for Unit 3 and April 2017 for Unit 4) included in the engineering, procurement, and construction agreement relating to Plant Vogtle Units 3 and 4, Georgia Power's twelfth Vogtle Construction Monitoring (VCM) report, filed February 27, 2015, includes a requested amendment to the Plant Vogtle Units 3 and 4 certificate to reflect the Contractor's revised forecast, to include the estimated owner's costs associated with the proposed 18-month Contractor delay, and to increase the estimated in-service capital cost of Plant Vogtle Units 3 and 4 from $4.4 billion to $5.0 billion. No Contractor costs related to the Contractor's proposed 18-month delay are included in the twelfth VCM report. The twelfth VCM report estimates total associated financing costs during the construction period to be approximately $2.5 billion.
Additionally, there are certain risks associated with the construction program in general and certain risks associated with the licensing, construction, and operation of nuclear generating units in particular, including potential impacts that could result from a major incident at a nuclear facility anywhere in the world. The ultimate outcome of these events cannot be determined at this time.
See FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" for additional information.
Income Tax Matters
See Note 3 to the financial statements under "Integrated Coal Gasification Combined Cycle" for additional information about the Kemper IGCC. The ultimate outcome of these tax matters cannot be determined at this time.
Bonus Depreciation
On December 19, 2014, the Tax Increase Prevention Act of 2014 (TIPA) was signed into law. The TIPA retroactively extended several tax credits through 2014 and extended 50% bonus depreciation for property placed in service in 2014 (and for certain long-term production-period projects to be placed in service in 2015). The extension of 50% bonus depreciation will have a positive impact on Southern Company's cash flows and, combined with bonus depreciation allowed under the American Taxpayer Relief Act of 2012 (ATRA), will result in approximately $630 million of positive cash flows. Additionally, the estimated cash flow benefit impact of bonus depreciation for long-term production-period projects to be placed in service in 2015 related to TIPA is expected to be approximately $220 million to $240 million for the 2015 tax year.
Tax Credits
The IRS allocated $279 million (Phase II) of Internal Revenue Code of 1986, as amended (Internal Revenue Code) Section 48A tax credits to Mississippi Power in connection with the Kemper IGCC. Through December 31, 2014, Southern Company had recorded tax benefits totaling $276 million for the Phase II credits, of which approximately $210 million had been utilized through that date. These credits will be amortized as a reduction to depreciation and amortization over the life of the Kemper IGCC and are dependent upon meeting the IRS certification requirements, including an in-service date no later than April 19, 2016 and the capture and sequestration (via enhanced oil recovery) of at least 65% of the CO2 produced by the Kemper IGCC during operations in accordance with the Internal Revenue Code. Mississippi Power currently expects to place the Kemper IGCC in service in the first half of 2016. In addition, a portion of the Phase II tax credits will be subject to recapture upon completion of SMEPA's proposed purchase of an undivided interest in the Kemper IGCC.
In 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (ARRA). Major tax incentives in the ARRA included renewable energy incentives. In January 2013, the ATRA was signed into law. The ATRA retroactively extended several renewable energy incentives through 2013, including extending federal ITCs for biomass projects which began construction before January 1, 2014. The current law provides for a 30% federal ITC for solar facilities placed in service through 2016 and, unless extended, will adjust to 10% for solar facilities placed in service thereafter. The Company has received ITCs in connection with Southern Power's investments in solar and biomass facilities. See Note 1 to the financial statements under "Income and Other Taxes" for additional information regarding credits amortized and the tax benefit related to basis differences in 2014, 2013, and 2012.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Additionally, the TIPA extended the production tax credit for wind and certain other renewable sources of electricity to facilities for which construction had commenced by the end of 2014.
Section 174 Research and Experimental Deduction
Southern Company reduced tax payments for 2014 and included in its 2013 consolidated federal income tax return deductions for research and experimental expenditures related to the Kemper IGCC. Due to the uncertainty related to this tax position, Southern Company recorded an unrecognized tax benefit of approximately $160 million as of December 31, 2014. See Note 5 to the financial statements under "Unrecognized Tax Benefits" for additional information.
Other Matters
Southern Company and its subsidiaries are involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Southern Company and its subsidiaries are subject to certain claims and legal actions arising in the ordinary course of business. The business activities of Southern Company's subsidiaries are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements, such as air quality and water standards, has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
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
Electric Utility Regulation
Southern Company's traditional operating companies, which comprised approximately 94% of Southern Company's total operating revenues for 2014, are subject to retail regulation by their respective state PSCs and wholesale regulation by the FERC. These regulatory agencies set the rates the traditional operating companies are permitted to charge customers based on allowable costs, including a reasonable return on equity. As a result, the traditional operating companies apply accounting standards which require the financial statements to reflect the effects of rate regulation. Through the ratemaking process, the regulators may require the inclusion of costs or revenues in periods different than when they would be recognized by a non-regulated company. This treatment may result in the deferral of expenses and the recording of related regulatory assets based on anticipated future recovery through rates or the deferral of gains or creation of liabilities and the recording of related regulatory liabilities. The application of the accounting standards has a further effect on the Company's financial statements as a result of the estimates of allowable costs used in the ratemaking process. These estimates may differ from those actually incurred by the traditional operating companies; therefore, the accounting estimates inherent in specific costs such as depreciation, AROs, and pension and postretirement benefits have less of a direct impact on the Company's results of operations and financial condition than they would on a non-regulated company.
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

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Contingent Obligations
Southern Company is subject to a number of federal and state laws and regulations, as well as other factors and conditions that subject it to environmental, litigation, income tax, and other risks. See FUTURE EARNINGS POTENTIAL herein and Note 3 to the financial statements for more information regarding certain of these contingencies. Southern Company periodically evaluates its exposure to such risks and, in accordance with GAAP, records reserves for those matters where a non-tax-related loss is considered probable and reasonably estimable and records a tax asset or liability if it is more likely than not that a tax position will be sustained. The adequacy of reserves can be significantly affected by external events or conditions that can be unpredictable; thus, the ultimate outcome of such matters could materially affect Southern Company's financial position, results of operations, or cash flows.
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
For purposes of its December 31, 2014 measurement date, the Company adopted new mortality tables for its pension plans and retiree life and medical plans, which reflect increased life expectancies in the U.S. The adoption of new mortality tables increased the projected benefit obligations for the Company's pension plans and other postretirement benefit plans by approximately $636 million and $92 million, respectively. The adoption of new mortality tables will increase net periodic costs related to the Company's pension plans and other postretirement benefit plans in 2015 by $86 million and $10 million, respectively.
The following table illustrates the sensitivity to changes in Southern Company's long-term assumptions with respect to the assumed discount rate, the assumed salaries, and the assumed long-term rate of return on plan assets:

Change in Assumption	Increase/(Decrease) in Total Benefit Expense for 2015	Increase/(Decrease) in Projected Obligation for Pension Plan at December 31, 2014	Increase/(Decrease) in Projected Obligation for Other Postretirement Benefit Plans at December 31, 2014
(in millions)
25 basis point change in discount rate	$36/$(34)	$409/$(385)	$64/$(61)
25 basis point change in salaries	$19/$(18)	$103/$(99)	$–/$–
25 basis point change in long-term return on plan assets	$24/$(24)	N/A	N/A
N/A – Not applicable
Kemper IGCC Estimated Construction Costs, Project Completion Date, and Rate Recovery
During 2014, Mississippi Power further extended the scheduled in-service date for the Kemper IGCC to the first half of 2016 and revised its cost estimate to complete construction and start-up of the Kemper IGCC to an amount that exceeds the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions. Mississippi Power does not intend to seek any rate recovery or any joint owner contributions for any costs related to the construction of the Kemper IGCC that exceed the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

As a result of the revisions to the cost estimate, Southern Company recorded total pre-tax charges to income for the estimated probable losses on the Kemper IGCC of $70.0 million ($43.2 million after tax) in the fourth quarter 2014, $418.0 million ($258.1 million after tax) in the third quarter 2014, $380.0 million ($234.7 million after tax) in the first quarter 2014, $40.0 million ($24.7 million after tax) in the fourth quarter 2013, $150.0 million ($92.6 million after tax) in the third quarter 2013, $450.0 million ($277.9 million after tax) in the second quarter 2013, and $540.0 million ($333.5 million after tax) in the first quarter 2013. In the aggregate, Southern Company has incurred charges of $2.05 billion ($1.26 billion after tax) as a result of changes in the cost estimate for the Kemper IGCC through December 31, 2014.
Mississippi Power has experienced, and may continue to experience, material changes in the cost estimate for the Kemper IGCC. In subsequent periods, any further changes in the estimated costs to complete construction and start-up of the Kemper IGCC subject to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, will be reflected in Southern Company's statements of income and these changes could be material. Any further cost increases and/or extensions of the in-service date with respect to the Kemper IGCC may result from factors including, but not limited to, labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction or other agreements, operational readiness, including specialized operator training and required site safety programs, unforeseen engineering or design problems, start-up activities for this first-of-a-kind technology (including major equipment failure and system integration), and/or operational performance (including additional costs to satisfy any operational parameters ultimately adopted by the Mississippi PSC).
Mississippi Power's revised cost estimate includes costs through March 31, 2016. Any further extension of the in-service date is currently estimated to result in additional base costs of approximately $25 million to $30 million per month, which includes maintaining necessary levels of start-up labor, materials, and fuel, as well as operational resources required to execute start-up and commissioning activities. Any further extension of the in-service date with respect to the Kemper IGCC would also increase costs for the Cost Cap Exceptions, which are not subject to the $2.88 billion cost cap established by the Mississippi PSC. These costs include AFUDC, which is currently estimated to total approximately $13 million per month, as well as carrying costs and operating expenses on Kemper IGCC assets placed in service and consulting fees and legal fees which are being deferred as regulatory assets and are estimated to total approximately $7 million per month.
Given the significant judgment involved in estimating the future costs to complete construction and start-up, the project completion date, the ultimate rate recovery for the Kemper IGCC, and the potential impact on Southern Company's results of operations, Southern Company considers these items to be critical accounting estimates. See Note 3 to the financial statements under "Integrated Coal Gasification Combined Cycle" for additional information.
Recently Issued Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board issued ASC 606, Revenue from Contracts with Customers. ASC 606 revises the accounting for revenue recognition and is effective for fiscal years beginning after December 15, 2016. Southern Company continues to evaluate the requirements of ASC 606. The ultimate impact of the new standard has not yet been determined.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Earnings in 2014 and 2013 were negatively affected by revisions to the cost estimate for the Kemper IGCC; however, Southern Company's financial condition remained stable at December 31, 2014 and December 31, 2013. Through December 31, 2014, Southern Company has incurred non-recoverable cash expenditures of $1.3 billion and is expected to incur approximately $702 million in additional non-recoverable cash expenditures through completion of the Kemper IGCC. Southern Company's cash requirements primarily consist of funding ongoing operations, common stock dividends, capital expenditures, and debt maturities. The Southern Company system's capital expenditures and other investing activities include investments to meet projected long-term demand requirements, to comply with environmental regulations, and for restoration following major storms. Operating cash flows provide a substantial portion of the Southern Company system's cash needs. For the three-year period from 2015 through 2017, Southern Company's projected common stock dividends, capital expenditures, and debt maturities are expected to exceed operating cash flows. The Southern Company system's projected capital expenditures in that period include investments to build new generation facilities, to maintain existing generation facilities, to add environmental equipment for existing generating units, to add or change fuel sources for certain existing units, and to expand and improve transmission and distribution facilities. Southern Company plans to finance future cash needs in excess of its operating cash flows primarily by accessing borrowings from financial institutions and through debt and equity issuances in the capital markets. Southern Company intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

liquidity needs. See "Sources of Capital," "Financing Activities," and "Capital Requirements and Contractual Obligations" herein for additional information.
Southern Company's investments in the qualified pension plan and the nuclear decommissioning trust funds increased in value as of December 31, 2014 as compared to December 31, 2013. In December 2014, certain of the traditional operating companies and other subsidiaries voluntarily contributed an aggregate of $500 million to the qualified pension plan. No mandatory contributions to the qualified pension plan are anticipated for the year ending December 31, 2015. See "Contractual Obligations" herein and Notes 1 and 2 to the financial statements under "Nuclear Decommissioning" and "Pension Plans," respectively, for additional information.
Net cash provided from operating activities in 2014 totaled $5.8 billion, a decrease of $282 million from 2013. Significant changes in operating cash flow for 2014 as compared to 2013 include $500 million of voluntary contributions to the qualified pension plan and an increase in receivables due to under recovered fuel costs, partially offset by an increase in accrued compensation. Net cash provided from operating activities in 2013 totaled $6.1 billion, an increase of $1.2 billion from 2012. The most significant change in operating cash flow for 2013 as compared to 2012 was a decrease in fossil fuel stock due to an increase in KWH generation.
Net cash used for investing activities in 2014, 2013, and 2012 totaled $6.4 billion, $5.7 billion, and $5.2 billion, respectively. The cash used for investing activities in each of these years was primarily due to gross property additions for installation of equipment to comply with environmental standards, construction of generation, transmission, and distribution facilities, acquisitions of solar facilities, and purchases of nuclear fuel.
Net cash provided from financing activities totaled $644 million in 2014 due to issuances of long-term debt and common stock, partially offset by common stock dividend payments, redemptions of long-term debt, and a reduction in short-term debt. Net cash used for financing activities totaled $324 million in 2013 due to redemptions of long-term debt and payments of common stock dividends, partially offset by issuances of long-term debt and common stock and an increase in notes payable. Fluctuations in cash flow from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes in 2014 included an increase of $3.7 billion in total property, plant, and equipment for the installation of equipment to comply with environmental standards and construction of generation, transmission, and distribution facilities and a $1.8 billion increase in other regulatory assets, deferred related to pension and other postretirement benefits. Other significant changes included a $2.9 billion increase in short-term debt primarily related to debt maturing within the next year and borrowings to fund the Southern Company subsidiaries' continuous construction programs, a $1.2 billion increase in stockholders' equity, a $1.0 billion increase in accumulated deferred income taxes primarily as a result of bonus depreciation, and a $971 million increase in employee benefit obligations primarily as a result of changes in actuarial assumptions. See Note 2 and Note 5 to the financial statements for additional information regarding retirement benefits and deferred income taxes, respectively.
At the end of 2014, the market price of Southern Company's common stock was $49.11 per share (based on the closing price as reported on the New York Stock Exchange) and the book value was $21.98 per share, representing a market-to-book value ratio of 223%, compared to $41.11, $21.43, and 192%, respectively, at the end of 2013.
Sources of Capital
Southern Company intends to meet its future capital needs through operating cash flow, short-term debt, term loans, and external security issuances. Equity capital can be provided from any combination of the Company's stock plans, private placements, or public offerings. The amount and timing of additional equity capital to be raised in 2015, as well as in subsequent years, will be contingent on Southern Company's investment opportunities and the Southern Company system's capital requirements.
Except as described herein, the traditional operating companies and Southern Power plan to obtain the funds required for construction and other purposes from operating cash flows, external security issuances, term loans, short-term borrowings, and equity contributions or loans from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors.
On February 20, 2014, Georgia Power and the DOE entered into a loan guarantee agreement (Loan Guarantee Agreement), pursuant to which the DOE agreed to guarantee borrowings to be made by Georgia Power under a multi-advance credit facility (FFB Credit Facility) among Georgia Power, the DOE, and the FFB. Georgia Power is obligated to reimburse the DOE for any payments the DOE is required to make to the FFB under the guarantee. Georgia Power's reimbursement obligations to the DOE are full recourse and also are secured by a first priority lien on (i) Georgia Power's 45.7% ownership interest in Plant Vogtle Units 3 and 4 (primarily the units under construction, the related real property, and any nuclear fuel loaded in the reactor core) and (ii) Georgia Power's rights and obligations under the principal contracts relating to Plant Vogtle Units 3 and 4. Under the FFB Credit Facility, Georgia Power may make term loan borrowings through the FFB. Proceeds of borrowings made under the FFB Credit

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Facility will be used to reimburse Georgia Power for a portion of certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the Loan Guarantee Agreement (Eligible Project Costs). Aggregate borrowings under the FFB Credit Facility may not exceed the lesser of (i) 70% of Eligible Project Costs or (ii) approximately $3.46 billion. See Note 6 to the financial statements under "DOE Loan Guarantee Borrowings" for additional information regarding the Loan Guarantee Agreement and Note 3 to the financial statements under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" for additional information regarding Plant Vogtle Units 3 and 4.
Eligible Project Costs incurred through December 31, 2014 would allow for borrowings of up to $2.1 billion under the FFB Credit Facility. Through December 31, 2014, Georgia Power had borrowed $1.2 billion under the FFB Credit Facility, leaving $0.9 billion of currently available borrowing ability.
Mississippi Power received $245 million of DOE Grants in prior years that were used for the construction of the Kemper IGCC. An additional $25 million of DOE Grants is expected to be received for the commercial operation of the Kemper IGCC. See Note 3 to the financial statements under "Integrated Coal Gasification Combined Cycle" for information regarding legislation related to the securitization of certain costs of the Kemper IGCC.
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
As of December 31, 2014, Southern Company's current liabilities exceeded current assets by $2.6 billion, primarily due to long-term debt of the traditional operating companies and Southern Power that is due within one year of $3.3 billion. To meet short-term cash needs and contingencies, Southern Company has substantial cash flow from operating activities and access to capital markets and financial institutions.
At December 31, 2014, Southern Company and its subsidiaries had approximately $710 million of cash and cash equivalents. Committed credit arrangements with banks at December 31, 2014 were as follows:

	Expires						Executable Term Loans		Due Within One Year
Company	2015	2016	2017	2018	Total	Unused	One Year	Two Years	Term Out	No Term Out
					(in millions)		(in millions)		(in millions)
Southern Company	$—	$—	$—	$1,000	$1,000	$1,000	$—	$—	$—	$—
Alabama Power	228	50	—	1,030	1,308	1,308	58	—	58	170
Georgia Power	—	150	—	1,600	1,750	1,736	—	—	—	—
Gulf Power	80	165	30	—	275	275	50	—	50	30
Mississippi Power	135	165	—	—	300	300	25	40	65	70
Southern Power	—	—	—	500	500	488	—	—	—	—
Other	70	—	—	—	70	70	20	—	20	50
Total	$513	$530	$30	$4,130	$5,203	$5,177	$153	$40	$193	$320
See Note 6 to the financial statements under "Bank Credit Arrangements" for additional information.
A portion of the unused credit with banks is allocated to provide liquidity support to the traditional operating companies' variable rate pollution control revenue bonds and commercial paper programs. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of December 31, 2014 was approximately $1.8 billion. In addition, at December 31, 2014, the traditional operating companies had $476 million of fixed rate pollution control revenue bonds outstanding that were required to be remarketed within the next 12 months. As of December 31, 2014, $98 million of certain

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

pollution control revenue bonds of Georgia Power were reclassified to securities due within one year in anticipation of their redemption in connection with unit retirement decisions.
Subject to applicable market conditions, Southern Company and its subsidiaries expect to renew their bank credit arrangements as needed, prior to expiration.
Most of these bank credit arrangements contain covenants that limit debt levels and contain cross default provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. Such cross default provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness or guarantee obligations over a specified threshold. Southern Company, the traditional operating companies, and Southern Power are currently in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
Southern Company, the traditional operating companies, and Southern Power make short-term borrowings primarily through commercial paper programs that have the liquidity support of the committed bank credit arrangements described above. Southern Company, the traditional operating companies, and Southern Power may also borrow through various other arrangements with banks. Commercial paper and short-term bank term loans are included in notes payable in the balance sheets.
Details of short-term borrowings were as follows:

	Short-term Debt at the End of the Period		Short-term Debt During the Period (a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
December 31, 2014:
Commercial paper	$803	0.3%	$754	0.2%	$1,582
Short-term bank debt	—	—%	98	0.8%	400
Total	$803	0.3%	$852	0.3%
December 31, 2013:
Commercial paper	$1,082	0.2%	$993	0.3%	$1,616
Short-term bank debt	400	0.9%	107	0.9%	400
Total	$1,482	0.4%	$1,100	0.3%
December 31, 2012:
Commercial paper	$820	0.3%	$550	0.3%	$938
Short-term bank debt	—	—%	116	1.2%	300
Total	$820	0.3%	$666	0.5%

(a)	Average and maximum amounts are based upon daily balances during the twelve-month periods ended December 31, 2014, 2013, and 2012.
The Company believes the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, bank notes, and cash from operations.
Financing Activities
During 2014, Southern Company issued approximately 20.8 million shares of common stock (including approximately 5.0 million treasury shares) for approximately $806 million through the employee and director stock plans and the Southern Investment Plan. The Company may satisfy its obligations with respect to the plans in several ways, including through using newly issued shares or treasury shares or acquiring shares on the open market through the independent plan administrators.
From August 2013 through December 2014, Southern Company used shares held in treasury, to the extent available, and newly issued shares to satisfy the requirements under the Southern Investment Plan and the employee savings plan. Beginning in January 2015, Southern Company ceased issuing additional shares under the Southern Investment Plan and the employee savings plan. All sales under these plans are now being funded with shares acquired on the open market by the independent plan administrators.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Beginning in 2015, Southern Company expects to repurchase shares of common stock to offset all or a portion of the incremental shares issued under its employee and director stock plans, including through stock option exercises. The Southern Company Board of Directors has approved the repurchase of up to 20 million shares of common stock for such purpose until December 31, 2017. Repurchases may be made by means of open market purchases, privately negotiated transactions, or accelerated or other share repurchase programs, in accordance with applicable securities laws.
The following table outlines the long-term debt financing activities for Southern Company and its subsidiaries for the year ended December 31, 2014:

Company	Senior Note Issuances	Senior Note Maturities	Revenue Bond Issuances and Remarketings of Purchased Bonds(a)	Revenue Bond Redemptions	Other Long-Term Debt Issuances	Other Long-Term Debt Redemptions(b) and Maturities
	(in millions)
Southern Company	$750	$350	$—	$—	$—	$—
Alabama Power	400	—	254	254	—	—
Georgia Power	—	—	40	37	1,200	5
Gulf Power	200	75	42	29	—	—
Mississippi Power	—	—	—	—	493	256
Southern Power	—	—	—	—	10	10
Other	—	—	—	—	—	19
Elimination(c)	—	—	—	—	(220)	(220)
Total	$1,350	$425	$336	$320	$1,483	$70

(a)
Includes remarketing by Gulf Power of $13 million aggregate principal amount of revenue bonds previously purchased and held by Gulf Power since December 2013 and remarketing by Georgia Power of $40 million aggregate principal amount of revenue bonds previously purchased and held by Georgia Power since 2010.

(b)	Includes reductions in capital lease obligations resulting from cash payments under capital leases.

(c)	Intercompany loan from Southern Company to Mississippi Power eliminated in Southern Company's Consolidated Financial Statements. This loan was repaid on September 29, 2014.
In May 2014, Southern Company's $350 million aggregate principal amount of its Series 2009A 4.15% Senior Notes due May 15, 2014 matured.
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
In addition to the amounts reflected in the table above, in January 2014 and October 2014, Mississippi Power received an additional $75 million and $50 million, respectively, of interest-bearing refundable deposits from SMEPA to be applied to the sale price for the pending sale of an undivided interest in the Kemper IGCC. See Note 3 to the financial statements under "Integrated Coal Gasification Combined Cycle – Proposed Sale of Undivided Interest to SMEPA" for additional information.
Georgia Power's "Other Long-Term Debt Issuances" reflected in the table above include borrowings under the FFB Credit Facility in an aggregate principal amount of $1.0 billion on February 20, 2014 and $200 million on December 11, 2014. The interest rate applicable to $500 million of the initial advance under the FFB Credit Facility is 3.860% for an interest period that extends to 2044 and the interest rate applicable to the remaining $500 million is 3.488% for an interest period that extends to 2029 and is expected to be reset from time to time thereafter through 2044. The interest rate applicable to the $200 million advance in

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

December 2014 is 3.002% for an interest period that extends to 2044. The final maturity date for all advances under the FFB Credit Facility is February 20, 2044. The proceeds of the borrowings in 2014 under the FFB Credit Facility were used to reimburse Georgia Power for Eligible Project Costs relating to the construction of Plant Vogtle Units 3 and 4. In connection with its entry into the agreements with the DOE and the FFB, Georgia Power incurred issuance costs of approximately $66 million, which are being amortized over the life of the borrowings under the FFB Credit Facility.
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
During 2014, Alabama Power entered into forward-starting interest rate swaps to hedge exposure to interest rate changes related to an anticipated debt issuance. The notional amount of the swaps totaled $200 million.
In October 2014, Georgia Power entered into interest rate swaps to hedge exposure to interest rate changes related to existing debt. The notional amount of the swaps totaled $900 million.
In November and December 2014, Georgia Power entered into forward-starting interest rate swaps to hedge exposure to interest rate changes related to anticipated borrowings under the FFB Credit Facility in 2015. The notional amount of the swaps totaled $700 million.
Subsequent to December 31, 2014, Alabama Power announced the redemption of $250 million aggregate principal amount of its Series DD 5.65% Senior Notes due March 15, 2035, which will occur on March 16, 2015.
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
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change of certain subsidiaries to BBB and Baa2, or BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, energy price risk management, interest rate derivatives, and construction of new generation at Plant Vogtle Units 3 and 4.
The maximum potential collateral requirements under these contracts at December 31, 2014 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and Baa2	$9
At BBB- and/or Baa3	435
Below BBB- and/or Baa3	2,305
Subsequent to December 31, 2014, Moody's affirmed the senior unsecured debt rating of Mississippi Power and revised the ratings outlook for Mississippi Power from stable to negative.
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
Southern Company and Subsidiary Companies 2014 Annual Report

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
To mitigate future exposure to a change in interest rates, Southern Company and certain of its subsidiaries enter into derivatives that have been designated as hedges. Derivatives outstanding at December 31, 2014 have a notional amount of $2.1 billion and are related to fixed and floating rate obligations. The weighted average interest rate on $3.4 billion of long-term variable interest rate exposure at January 1, 2015 was 0.94%. If Southern Company sustained a 100 basis point change in interest rates for all long-term variable interest rate exposure, the change would affect annualized interest expense by approximately $34 million at January 1, 2015. See Note 1 to the financial statements under "Financial Instruments" and Note 11 to the financial statements for additional information.
Due to cost-based rate regulation and other various cost recovery mechanisms, the traditional operating companies continue to have limited exposure to market volatility in interest rates, foreign currency, commodity fuel prices, and prices of electricity. In addition, Southern Power's exposure to market volatility in commodity fuel prices and prices of electricity is limited because its long-term sales contracts shift substantially all fuel cost responsibility to the purchaser. However, Southern Power has been and may continue to be exposed to market volatility in energy-related commodity prices as a result of uncontracted generating capacity. To mitigate residual risks relative to movements in electricity prices, the traditional operating companies enter into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, financial hedge contracts for natural gas purchases. The traditional operating companies continue to manage fuel-hedging programs implemented per the guidelines of their respective state PSCs. Southern Company had no material change in market risk exposure for the year ended December 31, 2014 when compared to the year ended December 31, 2013.
The changes in fair value of energy-related derivative contracts are substantially attributable to both the volume and the price of natural gas. For the years ended December 31, the changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, were as follows:

	2014 Changes	2013 Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(32)	$(85)
Contracts realized or settled:
Swaps realized or settled	(9)	43
Options realized or settled	6	19
Current period changes(a):
Swaps	(131)	2
Options	(22)	(11)
Contracts outstanding at the end of the period, assets (liabilities), net	$(188)	$(32)
(a) Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

The net hedge volumes of energy-related derivative contracts for the years ended December 31 were as follows:

	2014	2013
	mmBtu Volume
	(in millions)
Commodity – Natural gas swaps	200	216
Commodity – Natural gas options	44	59
Total hedge volume	244	275
The weighted average swap contract cost above market prices was approximately $0.84 per mmBtu as of December 31, 2014 and $0.10 per mmBtu as of December 31, 2013. The change in option fair value is primarily attributable to the volatility of the market and the underlying change in the natural gas price. The majority of the natural gas hedge gains and losses are recovered through the traditional operating companies' fuel cost recovery clauses.
At December 31, 2014 and 2013, substantially all of the Southern Company system's energy-related derivative contracts were designated as regulatory hedges and were related to the applicable company's fuel-hedging program. Therefore, gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the energy cost recovery clause. Certain other gains and losses on energy-related derivatives, designated as cash flow hedges, are initially deferred in OCI before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred and were not material for any year presented.
Southern Company uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note 10 to the financial statements for further discussion of fair value measurements. The maturities of the energy-related derivative contracts, which are all Level 2 of the fair value hierarchy, at December 31, 2014 were as follows:

	Fair Value Measurements
	December 31, 2014
	Total Fair Value	Maturity
		Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(188)	(109)	(76)	(3)
Level 3	—	—	—	—
Fair value of contracts outstanding at end of period	$(188)	$(109)	$(76)	$(3)
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
Capital Requirements and Contractual Obligations
The Southern Company system's construction program is currently estimated to be $6.7 billion for 2015, $5.4 billion for 2016, and $4.3 billion for 2017, which includes expenditures related to the construction and start-up of the Kemper IGCC of $801 million for 2015 and $132 million for 2016. The amounts related to the construction and start-up of the Kemper IGCC exclude

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

SMEPA's proposed acquisition of a 15% ownership share of the Kemper IGCC for approximately $596 million (including construction costs for all prior periods relating to its proposed ownership interest). Capital expenditures to comply with environmental statutes and regulations included in these estimated amounts are $1.0 billion, $0.5 billion, and $0.6 billion for 2015, 2016, and 2017, respectively. The Southern Company system's amounts include capital expenditures related to contractual purchase commitments for nuclear fuel and capital expenditures covered under long-term service agreements. These estimated expenditures do not include any potential compliance costs that may arise from the EPA's proposed rules that would limit CO2 emissions from new, existing, and modified or reconstructed fossil-fuel-fired electric generating units. See FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" for additional information.
See FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations" herein for additional information.
The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental statutes and regulations; the outcome of any legal challenges to the environmental rules; changes in generating plants, including unit retirements and replacements and adding or changing fuel sources at existing units, to meet regulatory requirements; changes in FERC rules and regulations; PSC approvals; changes in the expected environmental compliance program; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; storm impacts; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. Additionally, planned expenditures for plant acquisitions may vary due to market opportunities and Southern Power's ability to execute its growth strategy. See Note 3 to the financial statements under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" and "Integrated Coal Gasification Combined Cycle" for information regarding additional factors that may impact construction expenditures.
In addition, the construction program includes the development and construction of new generating facilities with designs that have not been finalized or previously constructed, including first-of-a-kind technology, which may result in revised estimates during construction. The ability to control costs and avoid cost overruns during the development and construction of new facilities is subject to a number of factors, including, but not limited to, labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction or other agreements, operational readiness, including specialized operator training and required site safety programs, unforeseen engineering or design problems, start-up activities (including major equipment failure and system integration), and/or operational performance (including additional costs to satisfy any operational parameters ultimately adopted by any PSC).
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

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Contractual Obligations

	2015	2016- 2017	2018- 2019	After 2019	Total
	(in millions)
Long-term debt(a) —
Principal	$3,302	$3,345	$2,050	$15,282	$23,979
Interest	857	1,563	1,355	11,379	15,154
Preferred and preference stock dividends(b)	68	136	136	—	340
Financial derivative obligations(c)	138	76	3	—	217
Operating leases(d)	100	154	73	248	575
Capital leases(d)	31	25	22	81	159
Unrecognized tax benefits(e)	170	—	—	—	170
Purchase commitments —
Capital(f)	6,222	8,899	—	—	15,121
Fuel(g)	4,012	5,155	3,321	9,869	22,357
Purchased power(h)	327	738	761	3,892	5,718
Other(i)	233	476	378	1,369	2,456
Trusts —
Nuclear decommissioning(j)	5	11	11	110	137
Pension and other postretirement benefit plans(k)	112	224	—	—	336
Total	$15,577	$20,802	$8,110	$42,230	$86,719

(a)
All amounts are reflected based on final maturity dates. Southern Company and its subsidiaries plan to continue, when economically feasible, to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit. Variable rate interest obligations are estimated based on rates as of January 1, 2015, as reflected in the statements of capitalization. Fixed rates include, where applicable, the effects of interest rate derivatives employed to manage interest rate risk. Long-term debt excludes capital lease amounts (shown separately).

(b)	Represents preferred and preference stock of subsidiaries. Preferred and preference stock do not mature; therefore, amounts are provided for the next five years only.

(c)	Includes derivative liabilities related to cash flow hedges of forecasted debt, as well as energy-related derivatives. For additional information, see Notes 1 and 11 to the financial statements.

(d)	Excludes PPAs that are accounted for as leases and included in purchased power.

(e)	See Note 5 to the financial statements under "Unrecognized Tax Benefits" for additional information.

(f)
The Southern Company system provides estimated capital expenditures for a three-year period, including capital expenditures and compliance costs associated with environmental regulations. Estimates related to the construction and start-up of the Kemper IGCC exclude SMEPA's proposed acquisition of a 15% ownership share of the Kemper IGCC. See Note 3 to the financial statements under "Integrated Coal Gasification Combined Cycle" for additional information. These amounts exclude contractual purchase commitments for nuclear fuel and capital expenditures covered under long-term service agreements which are reflected separately. At December 31, 2014, significant purchase commitments were outstanding in connection with the construction program. See FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations" herein for additional information.

(g)
Primarily includes commitments to purchase coal, nuclear fuel, and natural gas, as well as the related transportation and storage. In most cases, these contracts contain provisions for price escalation, minimum purchase levels, and other financial commitments. Natural gas purchase commitments are based on various indices at the time of delivery. Amounts reflected for natural gas purchase commitments have been estimated based on the New York Mercantile Exchange future prices at December 31, 2014.

(h)
Estimated minimum long-term obligations for various PPA purchases from gas-fired, biomass, and wind-powered facilities. A total of $1.1 billion of biomass PPAs is contingent upon the counterparties meeting specified contract dates for commercial operation and may change as a result of regulatory action. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Georgia Power – Renewables Development" for additional information.

(i)	Includes long-term service agreements and contracts for the procurement of limestone. Long-term service agreements include price escalation based on inflation indices.

(j)
Projections of nuclear decommissioning trust fund contributions for Plant Hatch and Plant Vogtle Units 1 and 2 are based on the 2013 ARP for Georgia Power. Alabama Power also has external trust funds for nuclear decommissioning costs; however, Alabama Power currently has no additional funding requirements. See Note 1 to the financial statements under "Nuclear Decommissioning" for additional information.

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

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Cautionary Statement Regarding Forward-Looking Statements
Southern Company's 2014 Annual Report contains forward-looking statements. Forward-looking statements include, among other things, statements concerning retail rates, the strategic goals for the wholesale business, economic recovery, fuel and environmental cost recovery and other rate actions, current and proposed environmental regulations and related compliance plans and estimated expenditures, access to sources of capital, projections for the qualified pension plan, postretirement benefit plan, and nuclear decommissioning trust fund contributions, financing activities, completion dates of acquisitions and construction projects, filings with state and federal regulatory authorities, impact of the TIPA, estimated sales and purchases under power sale and purchase agreements, and estimated construction and other plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

•
the impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, environmental laws including regulation of water, CCR, and emissions of sulfur, nitrogen, CO2, soot, particulate matter, hazardous air pollutants, including mercury, and other substances, and also changes in tax and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

•
current and future litigation, regulatory investigations, proceedings, or inquiries, including pending EPA civil actions against certain Southern Company subsidiaries, FERC matters, and IRS and state tax audits;

•	the effects, extent, and timing of the entry of additional competition in the markets in which Southern Company's subsidiaries operate;

•
variations in demand for electricity, including those relating to weather, the general economy and recovery from the last recession, population and business growth (and declines), the effects of energy conservation and efficiency measures, including from the development and deployment of alternative energy sources such as self-generation and distributed generation technologies, and any potential economic impacts resulting from federal fiscal decisions;

•	available sources and costs of fuels;

•	effects of inflation;

•
the ability to control costs and avoid cost overruns during the development and construction of facilities, which include the development and construction of generating facilities with designs that have not been finalized or previously constructed, including changes in labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction or other agreements, operational readiness, including specialized operator training and required site safety programs, unforeseen engineering or design problems, start-up activities (including major equipment failure and system integration), and/or operational performance (including additional costs to satisfy any operational parameters ultimately adopted by any PSC);

•
the ability to construct facilities in accordance with the requirements of permits and licenses, to satisfy any operational and environmental performance standards, including any PSC requirements and the requirements of tax credits and other incentives, and to integrate facilities into the Southern Company system upon completion of construction;

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

•
actions related to cost recovery for the Kemper IGCC, including actions relating to proposed securitization, Mississippi PSC approval of a rate recovery plan, including the ability to complete the proposed sale of an interest in the Kemper IGCC to SMEPA, the ability to utilize bonus depreciation, which currently requires that assets be placed in service in 2015, and satisfaction of requirements to utilize ITCs and grants;

•	Mississippi PSC review of the prudence of Kemper IGCC costs;

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

•
the ultimate outcome and impact of the February 2015 decision of the Mississippi Supreme Court and any further legal or regulatory proceedings regarding any settlement agreement between Mississippi Power and the Mississippi PSC, the March 2013 rate order regarding retail rate increases, or the Baseload Act;

•	the ability to successfully operate the electric utilities' generating, transmission, and distribution facilities and the successful performance of necessary corporate functions;

•	the inherent risks involved in operating and constructing nuclear generating facilities, including environmental, health, regulatory, natural disaster, terrorism, or financial risks;

•	the performance of projects undertaken by the non-utility businesses and the success of efforts to invest in and develop new opportunities;

•	internal restructuring or other restructuring options that may be pursued;

•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;

•	the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due and to perform as required;

•	the ability to obtain new short- and long-term contracts with wholesale customers;

•	the direct or indirect effect on the Southern Company system's business resulting from cyber intrusion or terrorist incidents and the threat of terrorist incidents;

•	interest rate fluctuations and financial market conditions and the results of financing efforts;

•	changes in Southern Company's or any of its subsidiaries' credit ratings, including impacts on interest rates, access to capital markets, and collateral requirements;

•
the impacts of any sovereign financial issues, including impacts on interest rates, access to capital markets, impacts on currency exchange rates, counterparty performance, and the economy in general, as well as potential impacts on the benefits of the DOE loan guarantees;

•	the ability of Southern Company's subsidiaries to obtain additional generating capacity at competitive prices;

•	catastrophic events such as fires, earthquakes, explosions, floods, hurricanes and other storms, droughts, pandemic health events such as influenzas, or other similar occurrences;

•	the direct or indirect effects on the Southern Company system's business resulting from incidents affecting the U.S. electric grid or operation of generating resources;

•	the effect of accounting pronouncements issued periodically by standard-setting bodies; and

•	other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed by Southern Company from time to time with the SEC.
Southern Company expressly disclaims any obligation to update any forward-looking statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2014, 2013, and 2012
Southern Company and Subsidiary Companies 2014 Annual Report

	2014	2013	2012
	(in millions)
Operating Revenues:
Retail revenues	$15,550	$14,541	$14,187
Wholesale revenues	2,184	1,855	1,675
Other electric revenues	672	639	616
Other revenues	61	52	59
Total operating revenues	18,467	17,087	16,537
Operating Expenses:
Fuel	6,005	5,510	5,057
Purchased power	672	461	544
Other operations and maintenance	4,354	3,846	3,772
Depreciation and amortization	1,945	1,901	1,787
Taxes other than income taxes	981	934	914
Estimated loss on Kemper IGCC	868	1,180	—
Total operating expenses	14,825	13,832	12,074
Operating Income	3,642	3,255	4,463
Other Income and (Expense):
Allowance for equity funds used during construction	245	190	143
Interest income	19	19	40
Interest expense, net of amounts capitalized	(835)	(824)	(859)
Other income (expense), net	(63)	(81)	(38)
Total other income and (expense)	(634)	(696)	(714)
Earnings Before Income Taxes	3,008	2,559	3,749
Income taxes	977	849	1,334
Consolidated Net Income	2,031	1,710	2,415
Dividends on Preferred and Preference Stock of Subsidiaries	68	66	65
Consolidated Net Income After Dividends on Preferred and Preference Stock of Subsidiaries	$1,963	$1,644	$2,350
Common Stock Data:
Earnings per share (EPS) —
Basic EPS	$2.19	$1.88	$2.70
Diluted EPS	2.18	1.87	2.67
Average number of shares of common stock outstanding — (in millions)
Basic	897	877	871
Diluted	901	881	879
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2014, 2013, and 2012
Southern Company and Subsidiary Companies 2014 Annual Report

	2014	2013	2012
	(in millions)
Consolidated Net Income	$2,031	$1,710	$2,415
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $(6), $-, and $(7), respectively	(10)	—	(12)
Reclassification adjustment for amounts included in net income, net of tax of $3, $5, and $7, respectively	5	9	11
Marketable securities:
Change in fair value, net of tax of $-, $(2), and $-, respectively	—	(3)	—
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $(32), $22, and $(2), respectively	(51)	36	(3)
Reclassification adjustment for amounts included in net income, net of tax of $2, $4, and $(4), respectively	3	6	(8)
Total other comprehensive income (loss)	(53)	48	(12)
Dividends on preferred and preference stock of subsidiaries	(68)	(66)	(65)
Consolidated Comprehensive Income	$1,910	$1,692	$2,338
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013, and 2012
Southern Company and Subsidiary Companies 2014 Annual Report

	2014	2013	2012
		(in millions)
Operating Activities:
Consolidated net income	$2,031	$1,710	$2,415
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	2,293	2,298	2,145
Deferred income taxes	709	496	1,096
Investment tax credits	35	302	128
Allowance for equity funds used during construction	(245)	(190)	(143)
Pension, postretirement, and other employee benefits	(515)	131	(398)
Stock based compensation expense	63	59	55
Estimated loss on Kemper IGCC	868	1,180	—
Other, net	(38)	(41)	51
Changes in certain current assets and liabilities —
-Receivables	(352)	(153)	234
-Fossil fuel stock	408	481	(452)
-Materials and supplies	(67)	36	(97)
-Other current assets	(57)	(11)	(37)
-Accounts payable	267	72	(89)
-Accrued taxes	(105)	(85)	(71)
-Accrued compensation	255	(138)	(28)
-Mirror CWIP	180	—	—
-Other current liabilities	85	(50)	89
Net cash provided from operating activities	5,815	6,097	4,898
Investing Activities:
Property additions	(5,977)	(5,463)	(4,809)
Investment in restricted cash	(11)	(149)	(280)
Distribution of restricted cash	57	96	284
Nuclear decommissioning trust fund purchases	(916)	(986)	(1,046)
Nuclear decommissioning trust fund sales	914	984	1,043
Cost of removal, net of salvage	(170)	(131)	(149)
Change in construction payables, net	(107)	(126)	(84)
Prepaid long-term service agreement	(181)	(91)	(146)
Other investing activities	(17)	124	19
Net cash used for investing activities	(6,408)	(5,742)	(5,168)
Financing Activities:
Increase (decrease) in notes payable, net	(676)	662	(30)
Proceeds —
Long-term debt issuances	3,169	2,938	4,404
Interest-bearing refundable deposit	125	—	150
Preference stock	—	50	—
Common stock issuances	806	695	397
Redemptions and repurchases —
Long-term debt	(816)	(2,830)	(3,169)
Common stock repurchased	(5)	(20)	(430)
Payment of common stock dividends	(1,866)	(1,762)	(1,693)
Payment of dividends on preferred and preference stock of subsidiaries	(68)	(66)	(65)
Other financing activities	(25)	9	19
Net cash provided from (used for) financing activities	644	(324)	(417)
Net Change in Cash and Cash Equivalents	51	31	(687)
Cash and Cash Equivalents at Beginning of Year	659	628	1,315
Cash and Cash Equivalents at End of Year	$710	$659	$628
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED BALANCE SHEETS
At December 31, 2014 and 2013
Southern Company and Subsidiary Companies 2014 Annual Report

Assets	2014	2013
	(in millions)
Current Assets:
Cash and cash equivalents	$710	$659
Receivables —
Customer accounts receivable	1,090	1,027
Unbilled revenues	432	448
Under recovered regulatory clause revenues	136	58
Other accounts and notes receivable	307	304
Accumulated provision for uncollectible accounts	(18)	(18)
Fossil fuel stock, at average cost	930	1,339
Materials and supplies, at average cost	1,039	959
Vacation pay	177	171
Prepaid expenses	665	278
Deferred income taxes, current	506	143
Other regulatory assets, current	346	207
Other current assets	50	39
Total current assets	6,370	5,614
Property, Plant, and Equipment:
In service	70,013	66,021
Less accumulated depreciation	24,059	23,059
Plant in service, net of depreciation	45,954	42,962
Other utility plant, net	211	240
Nuclear fuel, at amortized cost	911	855
Construction work in progress	7,792	7,151
Total property, plant, and equipment	54,868	51,208
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,546	1,465
Leveraged leases	743	665
Miscellaneous property and investments	203	218
Total other property and investments	2,492	2,348
Deferred Charges and Other Assets:
Deferred charges related to income taxes	1,510	1,436
Prepaid pension costs	—	419
Unamortized debt issuance expense	202	139
Unamortized loss on reacquired debt	243	269
Other regulatory assets, deferred	4,334	2,495
Other deferred charges and assets	904	618
Total deferred charges and other assets	7,193	5,376
Total Assets	$70,923	$64,546
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED BALANCE SHEETS
At December 31, 2014 and 2013
Southern Company and Subsidiary Companies 2014 Annual Report

Liabilities and Stockholders' Equity	2014	2013
	(in millions)
Current Liabilities:
Securities due within one year	$3,333	$469
Interest-bearing refundable deposit	275	150
Notes payable	803	1,482
Accounts payable	1,593	1,376
Customer deposits	390	380
Accrued taxes —
Accrued income taxes	151	13
Other accrued taxes	487	456
Accrued interest	295	251
Accrued vacation pay	223	217
Accrued compensation	576	303
Other regulatory liabilities, current	26	82
Mirror CWIP	271	—
Other current liabilities	544	346
Total current liabilities	8,967	5,525
Long-Term Debt (See accompanying statements)	20,841	21,344
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	11,568	10,563
Deferred credits related to income taxes	192	203
Accumulated deferred investment tax credits	1,208	966
Employee benefit obligations	2,432	1,461
Asset retirement obligations	2,168	2,006
Other cost of removal obligations	1,215	1,275
Other regulatory liabilities, deferred	398	479
Other deferred credits and liabilities	594	585
Total deferred credits and other liabilities	19,775	17,538
Total Liabilities	49,583	44,407
Redeemable Preferred Stock of Subsidiaries (See accompanying statements)	375	375
Redeemable Noncontrolling Interest (See accompanying statements)	39	—
Total Stockholders' Equity (See accompanying statements)	20,926	19,764
Total Liabilities and Stockholders' Equity	$70,923	$64,546
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED STATEMENTS OF CAPITALIZATION
At December 31, 2014 and 2013
Southern Company and Subsidiary Companies 2014 Annual Report

		2014	2013	2014	2013
		(in millions)		(percent of total)
Long-Term Debt:
Long-term debt payable to affiliated trusts —
Variable rate (3.36% at 1/1/15) due 2042		$206	$206
Total long-term debt payable to affiliated trusts		206	206
Long-term senior notes and debt —
Maturity	Interest Rates
2014	3.25% to 4.90%	—	428
2015	0.55% to 5.25%	2,375	2,375
2016	1.95% to 5.30%	1,360	1,360
2017	1.30% to 5.90%	1,495	1,095
2018	2.20% to 5.40%	850	850
2019	2.15% to 5.55%	1,175	825
2020 through 2051	1.63% to 6.38%	10,574	9,973
Variable rate (1.29% at 1/1/14) due 2014		—	11
Variable rates (0.77% to 1.17% at 1/1/15) due 2015		775	525
Variable rates (0.56% to 0.63% at 1/1/15) due 2016		450	450
Total long-term senior notes and debt		19,054	17,892
Other long-term debt —
Pollution control revenue bonds —
Maturity	Interest Rates
2019	4.55%	25	25
2022 through 2049	0.28% to 6.00%	1,466	1,453
Variable rates (0.03% to 0.04% at 1/1/15) due 2015		152	54
Variable rate (0.04% at 1/1/15) due 2016		4	4
Variable rate (0.04% to 0.06% at 1/1/15) due 2017		36	36
Variable rate (0.04% at 1/1/14) due 2018		—	19
Variable rates (0.01% to 0.09% at 1/1/15) due 2020 to 2052		1,566	1,642
Plant Daniel revenue bonds (7.13%) due 2021		270	270
FFB loans (3.00% to 3.86%) due 2044		1,200	—
Total other long-term debt		4,719	3,503
Capitalized lease obligations		159	163
Unamortized debt premium		69	79
Unamortized debt discount		(33)	(30)
Total long-term debt (annual interest requirement — $857 million)		24,174	21,813
Less amount due within one year		3,333	469
Long-term debt excluding amount due within one year		20,841	21,344	49.4%	51.5%

    Table of Contents                                Index to Financial Statements

CONSOLIDATED STATEMENTS OF CAPITALIZATION (continued) At December 31, 2014 and 2013 Southern Company and Subsidiary Companies 2014 Annual Report
	2014	2013	2014	2013
	(in millions)		(percent of total)
Redeemable Preferred Stock of Subsidiaries:
Cumulative preferred stock
$100 par or stated value — 4.20% to 5.44%
Authorized — 20 million shares
Outstanding — 1 million shares	81	81
$1 par value — 5.20% to 5.83%
Authorized — 28 million shares
Outstanding — 12 million shares: $25 stated value	294	294
Total redeemable preferred stock of subsidiaries (annual dividend requirement — $20 million)	375	375	0.9	0.9
Redeemable Noncontrolling Interest	39	—	0.1	—
Common Stockholders' Equity:
Common stock, par value $5 per share —	4,539	4,461
Authorized — 1.5 billion shares
Issued — 2014: 909 million shares
— 2013: 893 million shares
Treasury — 2014: 0.7 million shares
— 2013: 5.7 million shares
Paid-in capital	5,955	5,362
Treasury, at cost	(26)	(250)
Retained earnings	9,609	9,510
Accumulated other comprehensive loss	(128)	(75)
Total common stockholders' equity	19,949	19,008	47.3	45.8
Preferred and Preference Stock of Subsidiaries and Noncontrolling Interest:
Non-cumulative preferred stock
$25 par value — 6.00% to 6.13%
Authorized — 60 million shares
Outstanding — 2 million shares	45	45
Preference stock
Authorized — 65 million shares
Outstanding — $1 par value	343	343
— 5.63% to 6.50% — 14 million shares (non-cumulative)
Outstanding — $100 par or stated value	368	368
— 5.60% to 6.50% — 4 million shares (non-cumulative)
Noncontrolling Interest	221	—
Total preferred and preference stock of subsidiaries and noncontrolling interest (annual dividend requirement — $48 million)	977	756	2.3	1.8
Total stockholders' equity	20,926	19,764
Total Capitalization	$42,181	$41,483	100.0%	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2014, 2013, and 2012
Southern Company and Subsidiary Companies 2014 Annual Report

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)	Preferred and Preference Stock of Subsidiaries	Noncontrolling Interest
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings				Total
	(in thousands)		(in millions)
Balance at December 31, 2011	865,664	(539)	$4,328	$4,410	$(17)	$8,968	$(111)	$707	$—	$18,285
Net income after dividends on preferred and preference stock of subsidiaries	—	—	—	—	—	2,350	—	—	—	2,350
Other comprehensive income (loss)	—	—	—	—	—	—	(12)	—	—	(12)
Stock issued	12,139	—	61	336	—	—	—	—	—	397
Stock repurchased, at cost	—	(9,440)	—	—	(430)	—	—	—	—	(430)
Stock-based compensation	—	—	—	106	—	—	—	—	—	106
Cash dividends of $1.9425 per share	—	—	—	—	—	(1,693)	—	—	—	(1,693)
Other	—	(56)	—	3	(3)	1	—	—	—	1
Balance at December 31, 2012	877,803	(10,035)	4,389	4,855	(450)	9,626	(123)	707	—	19,004
Net income after dividends on preferred and preference stock of subsidiaries	—	—	—	—	—	1,644	—	—	—	1,644
Other comprehensive income (loss)	—	—	—	—	—	—	48	—	—	48
Stock issued	14,930	4,443	72	441	203	—	—	49	—	765
Stock-based compensation	—	—	—	65	—	—	—	—	—	65
Cash dividends of $2.0125 per share	—	—	—	—	—	(1,762)	—	—	—	(1,762)
Other	—	(55)	—	1	(3)	2	—	—	—	—
Balance at December 31, 2013	892,733	(5,647)	4,461	5,362	(250)	9,510	(75)	756	—	19,764
Net income after dividends on preferred and preference stock of subsidiaries	—	—	—	—	—	1,963	—	—	—	1,963
Other comprehensive income (loss)	—	—	—	—	—	—	(53)	—	—	(53)
Stock issued	15,769	4,996	78	501	227	—	—	—	—	806
Stock-based compensation	—	—	—	86	—	—	—	—	—	86
Cash dividends of $2.0825 per share	—	—	—	—	—	(1,866)	—	—	—	(1,866)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	221	221
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(2)	(2)
Other	—	(74)	—	6	(3)	2	—	—	2	7
Balance at December 31, 2014	908,502	(725)	$4,539	$5,955	$(26)	$9,609	$(128)	$756	$221	$20,926
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

NOTES TO FINANCIAL STATEMENTS
Southern Company and Subsidiary Companies 2014 Annual Report

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
The Southern Company (Southern Company or the Company) is the parent company of four traditional operating companies, Southern Power, SCS, SouthernLINC Wireless, Southern Company Holdings, Inc. (Southern Holdings), Southern Nuclear, and other direct and indirect subsidiaries. The traditional operating companies – Alabama Power, Georgia Power, Gulf Power, and Mississippi Power – are vertically integrated utilities providing electric service in four Southeastern states. Southern Power constructs, acquires, owns, and manages generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. SCS, the system service company, provides, at cost, specialized services to Southern Company and its subsidiary companies. SouthernLINC Wireless provides digital wireless communications for use by Southern Company and its subsidiary companies and also markets these services to the public and provides fiber cable services within the Southeast. Southern Holdings is an intermediate holding company subsidiary, primarily for Southern Company's investments in leveraged leases. Southern Nuclear operates and provides services to the Southern Company system's nuclear power plants.
The financial statements reflect Southern Company's investments in the subsidiaries on a consolidated basis. The equity method is used for entities in which the Company has significant influence but does not control and for variable interest entities where the Company has an equity investment, but is not the primary beneficiary. All material intercompany transactions have been eliminated in consolidation.
The traditional operating companies, Southern Power, and certain of their subsidiaries are subject to regulation by the FERC, and the traditional operating companies are also subject to regulation by their respective state PSCs. The companies follow GAAP in the U.S. and comply with the accounting policies and practices prescribed by their respective commissions. The preparation of financial statements in conformity with GAAP requires the use of estimates, and the actual results may differ from those estimates. Certain prior years' data presented in the financial statements have been reclassified to conform to the current year presentation.
Recently Issued Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board issued ASC 606, Revenue from Contracts with Customers. ASC 606 revises the accounting for revenue recognition and is effective for fiscal years beginning after December 15, 2016. Southern Company continues to evaluate the requirements of ASC 606. The ultimate impact of the new standard has not yet been determined.
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Regulatory assets and (liabilities) reflected in the balance sheets at December 31 relate to:

	2014	2013	Note
	(in millions)
Retiree benefit plans	$3,469	$1,760	(a,p)
Deferred income tax charges	1,458	1,376	(b)
Loss on reacquired debt	267	293	(c)
Fuel-hedging-asset	202	58	(d,p)
Deferred PPA charges	185	180	(e,p)
Vacation pay	177	171	(f,p)
Under recovered regulatory clause revenues	157	70	(g)
Kemper IGCC regulatory assets	148	76	(h)
Asset retirement obligations-asset	119	145	(b,p)
Nuclear outage	99	78	(g)
Property damage reserves-asset	98	37	(i)
Cancelled construction projects	67	70	(j)
Environmental remediation-asset	64	62	(k,p)
Deferred income tax charges — Medicare subsidy	57	65	(l)
Other regulatory assets	195	222	(m)
Other cost of removal obligations	(1,229)	(1,289)	(b)
Kemper regulatory liability (Mirror CWIP)	(271)	(91)	(h)
Deferred income tax credits	(192)	(203)	(b)
Property damage reserves-liability	(181)	(191)	(n)
Asset retirement obligations-liability	(130)	(139)	(b,p)
Other regulatory liabilities	(95)	(126)	(o)
Total regulatory assets (liabilities), net	$4,664	$2,624
Note: The recovery and amortization periods for these regulatory assets and (liabilities) are as follows:

(a)	Recovered and amortized over the average remaining service period which may range up to 15 years. See Note 2 for additional information.

(b)
Asset retirement and removal assets and liabilities are recorded, deferred income tax assets are recovered, and deferred income tax liabilities are amortized over the related property lives, which may range up to 70 years. Asset retirement and removal assets and liabilities will be settled and trued up following completion of the related activities. At December 31, 2014, other cost of removal obligations included $29 million that will be amortized over the two-year period from January 2015 through December 2016 in accordance with Georgia Power's 2013 ARP. See Note 3 under "Retail Regulatory Matters – Georgia Power – Rate Plans" for additional information. At December 31, 2014, other cost of removal obligations included $8.4 million recorded as authorized by the Florida PSC in the Settlement Agreement approved in December 2013 (Gulf Power Settlement Agreement).

(c)	Recovered over either the remaining life of the original issue or, if refinanced, over the remaining life of the new issue, which may range up to 50 years.

(d)
Recorded over the life of the underlying hedged purchase contracts, which generally do not exceed five years. Upon final settlement, actual costs incurred are recovered through the energy cost recovery clause.

(e)	Recovered over the life of the PPA for periods up to nine years.

(f)	Recorded as earned by employees and recovered as paid, generally within one year. This includes both vacation and banked holiday pay.

(g)	Recorded and recovered or amortized as approved or accepted by the appropriate state PSCs over periods not exceeding 10 years.

(h)	For additional information, see Note 3 under "Integrated Coal Gasification Combined Cycle – Rate Recovery of Kemper IGCC Costs – Regulatory Assets and Liabilities."

(i)	Recorded and recovered or amortized as approved or accepted by the appropriate state PSCs over periods generally not exceeding eight years.

(j)
Costs associated with construction of environmental controls that will not be completed as a result of unit retirements being amortized as approved by the Georgia PSC over periods not exceeding nine years or through 2022.

(k)	Recovered through the environmental cost recovery clause when the remediation is performed.

(l)	Recovered and amortized as approved by the appropriate state PSCs over periods not exceeding 15 years.

(m)
Comprised of numerous immaterial components including property taxes, generation site selection/evaluation costs, demand side management cost deferrals, regulatory deferrals, building leases, net book value of retired generating units, Plant Daniel Units 3 and 4 regulatory assets, and other miscellaneous assets. These costs are recorded and recovered or amortized as approved by the appropriate state PSC over periods generally not exceeding 10 years or, as applicable, over the remaining life of the asset but not beyond 2031.

(n)	Recovered as storm restoration and potential reliability-related expenses are incurred as approved by the appropriate state PSCs.

(o)
Comprised of numerous immaterial components including over-recovered regulatory clause revenues, fuel-hedging liabilities, mine reclamation and remediation liabilities, PPA credits, nuclear disposal fees, and other liabilities that are recorded and recovered or amortized as approved by the appropriate state PSCs generally over periods not exceeding 10 years.

(p)	Not earning a return as offset in rate base by a corresponding asset or liability.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

In the event that a portion of a traditional operating company's operations is no longer subject to applicable accounting rules for rate regulation, such company would be required to write off to income or reclassify to accumulated OCI related regulatory assets and liabilities that are not specifically recoverable through regulated rates. In addition, the traditional operating company would be required to determine if any impairment to other assets, including plant, exists and write down the assets, if impaired, to their fair values. All regulatory assets and liabilities are to be reflected in rates. See Note 3 under "Retail Regulatory Matters – Alabama Power," "Retail Regulatory Matters – Georgia Power," and "Integrated Coal Gasification Combined Cycle" for additional information.
Revenues
Wholesale capacity revenues from PPAs are recognized either on a levelized basis over the appropriate contract period or the amount billable under the contract terms. Energy and other revenues are recognized as services are provided. Unbilled revenues related to retail sales are accrued at the end of each fiscal period. Electric rates for the traditional operating companies include provisions to adjust billings for fluctuations in fuel costs, fuel hedging, the energy component of purchased power costs, and certain other costs. Revenues are adjusted for differences between these actual costs and amounts billed in current regulated rates. Under or over recovered regulatory clause revenues are recorded in the balance sheets and are recovered or returned to customers through adjustments to the billing factors.
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
In accordance with regulatory requirements, deferred federal ITCs for the traditional operating companies are amortized over the average lives of the related property with such amortization normally applied as a credit to reduce depreciation in the statements of income. Credits amortized in this manner amounted to $22 million in 2014, $16 million in 2013, and $23 million in 2012. At December 31, 2014, all ITCs available to reduce federal income taxes payable had not been utilized. The remaining ITCs will be carried forward and utilized in future years. Additionally, several subsidiaries have state ITCs, which are recognized in the period in which the credit is claimed on the state income tax return. A portion of the state ITCs available to reduce state income taxes payable was not utilized currently and will be carried forward and utilized in future years.
Under the American Recovery and Reinvestment Act of 2009 and the American Taxpayer Relief Act of 2012 (ATRA), certain projects at Southern Power are eligible for federal ITCs or cash grants. Southern Power has elected to receive ITCs. The credits are recorded as a deferred credit and are amortized to income tax expense over the life of the asset. Credits amortized in this manner amounted to $11.4 million in 2014, $5.5 million in 2013, and $2.6 million in 2012. Also, Southern Power received cash related to federal ITCs under the renewable energy incentives of $74 million, $158 million, and $45 million for the years ended December 31, 2014, 2013, and 2012, respectively, which had a material impact on cash flows. Furthermore, the tax basis of the asset is reduced by 50% of the credits received, resulting in a net deferred tax asset. Southern Power has elected to recognize the tax benefit of this basis difference as a reduction to income tax expense in the year in which the plant reaches commercial operation. The tax benefit of the related basis differences reduced income tax expense by $48 million in 2014, $31 million in 2013, and $8 million in 2012.
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

The Southern Company system's property, plant, and equipment in service consisted of the following at December 31:

	2014	2013
	(in millions)
Generation	$37,892	$35,360
Transmission	9,884	9,289
Distribution	17,123	16,499
General	4,198	3,958
Plant acquisition adjustment	123	123
Utility plant in service	69,220	65,229
Information technology equipment and software	244	242
Communications equipment	439	437
Other	110	113
Other plant in service	793	792
Total plant in service	$70,013	$66,021
The cost of replacements of property, exclusive of minor items of property, is capitalized. The cost of maintenance, repairs, and replacement of minor items of property is charged to other operations and maintenance expenses as incurred or performed with the exception of nuclear refueling costs, which are recorded in accordance with specific state PSC orders. Alabama Power and Georgia Power defer and amortize nuclear refueling costs over the unit's operating cycle. The refueling cycles for Alabama Power's Plant Farley and Georgia Power's Plants Hatch and Vogtle Units 1 and 2 range from 18 to 24 months, depending on the unit.
Assets acquired under a capital lease are included in property, plant, and equipment and are further detailed in the table below:

	Asset Balances at December 31,
	2014	2013
	(in millions)
Office building	$61	$61
Nitrogen plant	83	83
Computer-related equipment	60	62
Gas pipeline	6	6
Less: Accumulated amortization	(49)	(48)
Balance, net of amortization	$161	$164
The amount of non-cash property additions recognized for the years ended December 31, 2014, 2013, and 2012 was $528 million, $411 million, and $524 million, respectively. These amounts are comprised of construction-related accounts payable outstanding at each year end. Also, the amount of non-cash property additions associated with capitalized leases for the years ended December 31, 2014, 2013, and 2012 was $25 million, $107 million, and $14 million, respectively.
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Acquisitions entered into or made by Southern Power during 2014 and 2013 are detailed in the table below:

	MW Capacity	Percentage Ownership	Year of Operation	Party Under PPA Contract for Plant Output	PPA Contract Period	Purchase Price
						(millions)
SG2 Imperial Valley, LLC (a)	150	51%	2014	San Diego Gas & Electric Company	25 years	$504.7	(c)
Macho Springs Solar LLC (b)	50	90	2014	El Paso Electric Company	20 years	$130.0	(d)
Adobe Solar, LLC (b)	20	90	2014	Southern California Edison Company	20 years	$96.2	(d)
Campo Verde Solar, LLC (b)(e)	139	90	2013	San Diego Gas & Electric Company	20 years	$136.6	(d)

(a)
This acquisition was made by Southern Power through its subsidiaries Southern Renewable Partnerships, LLC and SG2 Holdings, LLC. SG2 Holdings, LLC is jointly-owned by Southern Power and First Solar, Inc.

(b)	This acquisition was made by Southern Power and Turner Renewable Energy, LLC through Southern Turner Renewable Energy, LLC.

(c)	Reflects Southern Power's portion of the purchase price.

(d)	Reflects 100% of the purchase price, including Turner Renewable Energy, LLC's 10% equity contribution.

(e)	Under an engineering, procurement, and construction agreement, an additional $355.5 million was paid to a subsidiary of First Solar, Inc. to complete the construction of the solar facility.
Depreciation and Amortization
Depreciation of the original cost of utility plant in service is provided primarily by using composite straight-line rates, which approximated 3.1% in 2014, 3.3% in 2013, and 3.2% in 2012. Depreciation studies are conducted periodically to update the composite rates. These studies are filed with the respective state PSC and the FERC for the traditional operating companies. Accumulated depreciation for utility plant in service totaled $23.5 billion and $22.5 billion at December 31, 2014 and 2013, respectively. When property subject to composite depreciation is retired or otherwise disposed of in the normal course of business, its original cost, together with the cost of removal, less salvage, is charged to accumulated depreciation. For other property dispositions, the applicable cost and accumulated depreciation are removed from the balance sheet accounts, and a gain or loss is recognized. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Certain of Southern Power's generation assets are now depreciated on a units-of-production basis, using hours or starts, to better match outage and maintenance costs to the usage of and revenues from these assets. Cost, net of salvage value, of these assets is depreciated on an hours or starts units-of-production basis. The book value of plant-in-service as of December 31, 2014 that is depreciated on a units-of-production basis was approximately $470.2 million.
In 2009, the Georgia PSC approved an accounting order allowing Georgia Power to amortize a portion of its regulatory liability related to other cost of removal obligations. Under the terms of Georgia Power's Alternate Rate Plan for the years 2011 through 2013 (2010 ARP), Georgia Power amortized approximately $31 million annually of the remaining regulatory liability related to other cost of removal obligations over the three years ended December 31, 2013. Under the terms of the 2013 ARP, an additional $14 million is being amortized annually by Georgia Power over the three years ending December 31, 2016. See Note 3 under "Retail Regulatory Matters – Georgia Power – Rate Plans" for additional information.
Depreciation of the original cost of other plant in service is provided primarily on a straight-line basis over estimated useful lives ranging from three to 25 years. Accumulated depreciation for other plant in service totaled $533 million and $513 million at December 31, 2014 and 2013, respectively.
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
The liability for AROs primarily relates to the decommissioning of the Southern Company system's nuclear facilities, Plants Farley, Hatch, and Vogtle. In addition, the Southern Company system has retirement obligations related to various landfill sites, ash ponds, asbestos removal, mine reclamation, and disposal of polychlorinated biphenyls in certain transformers. The Southern Company system also has identified retirement obligations related to certain transmission and distribution facilities, certain

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

wireless communication towers, property associated with the Southern Company system's rail lines and natural gas pipelines, and certain structures authorized by the U.S. Army Corps of Engineers. However, liabilities for the removal of these assets have not been recorded because the settlement timing for the retirement obligations related to these assets is indeterminable and, therefore, the fair value of the retirement obligations cannot be reasonably estimated. A liability for these AROs will be recognized when sufficient information becomes available to support a reasonable estimation of the ARO. The Company will continue to recognize in the statements of income allowed removal costs in accordance with regulatory treatment. Any differences between costs recognized in accordance with accounting standards related to asset retirement and environmental obligations and those reflected in rates are recognized as either a regulatory asset or liability, as ordered by the various state PSCs, and are reflected in the balance sheets. See "Nuclear Decommissioning" herein for additional information on amounts included in rates.
Details of the AROs included in the balance sheets are as follows:

	2014	2013
	(in millions)
Balance at beginning of year	$2,018	$1,757
Liabilities incurred	18	6
Liabilities settled	(17)	(16)
Accretion	102	97
Cash flow revisions	80	174
Balance at end of year	$2,201	$2,018
The cash flow revisions in 2014 are primarily related to Alabama Power's and SEGCO's AROs associated with asbestos at their steam generation facilities. The cash flow revisions in 2013 are primarily related to revisions to the nuclear decommissioning ARO based on Alabama Power's updated decommissioning study and Georgia Power's updated estimates for ash ponds in connection with the retirement of certain coal-fired generating units.
On December 19, 2014, the EPA issued the Disposal of Coal Combustion Residuals from Electric Utilities final rule (CCR Rule), but has not yet published it in the Federal Register. The CCR Rule will regulate the disposal of CCR, including coal ash and gypsum, as non-hazardous solid waste in landfills and surface impoundments at active generating power plants. The ultimate impact of the CCR Rule cannot be determined at this time and will depend on the traditional operating companies' ongoing review of the CCR Rule, the results of initial and ongoing minimum criteria assessments, and the outcome of legal challenges. The cost and timing of potential ash pond closure and ongoing monitoring activities that may be required in connection with the CCR Rule is also uncertain; however, Southern Company has developed a preliminary nominal dollar estimate of costs associated with closure and groundwater monitoring of ash ponds in place of approximately $860 million and ongoing post-closure care of approximately $140 million. Certain of the traditional operating companies have previously recorded AROs associated with ash ponds of $506 million, or $468 million on a nominal dollar basis, based on existing state requirements. During 2015, the traditional operating companies will record AROs for any incremental estimated closure costs resulting from acceleration in the timing of any currently planned closures and for differences between existing state requirements and the requirements of the CCR Rule. Southern Company's results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates.
Nuclear Decommissioning
The NRC requires licensees of commercial nuclear power reactors to establish a plan for providing reasonable assurance of funds for future decommissioning. Alabama Power and Georgia Power have external trust funds (Funds) to comply with the NRC's regulations. Use of the Funds is restricted to nuclear decommissioning activities. The Funds are managed and invested in accordance with applicable requirements of various regulatory bodies, including the NRC, the FERC, and state PSCs, as well as the IRS. While Alabama Power and Georgia Power are allowed to prescribe an overall investment policy to the Funds' managers, neither Southern Company nor its subsidiaries or affiliates are allowed to engage in the day-to-day management of the Funds or to mandate individual investment decisions. Day-to-day management of the investments in the Funds is delegated to unrelated third party managers with oversight by the management of Southern Company, Alabama Power, and Georgia Power. The Funds' managers are authorized, within certain investment guidelines, to actively buy and sell securities at their own discretion in order to maximize the return on the Funds' investments. The Funds are invested in a tax-efficient manner in a diversified mix of equity and fixed income securities and are reported as trading securities.
Southern Company records the investment securities held in the Funds at fair value, as disclosed in Note 10, as management believes that fair value best represents the nature of the Funds. Gains and losses, whether realized or unrealized, are recorded in

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

the regulatory liability for AROs in the balance sheets and are not included in net income or OCI. Fair value adjustments and realized gains and losses are determined on a specific identification basis.
The Funds at Georgia Power participate in a securities lending program through the managers of the Funds. Under this program, the Funds' investment securities are loaned to institutional investors for a fee. Securities loaned are fully collateralized by cash, letters of credit, and/or securities issued or guaranteed by the U.S. government or its agencies or instrumentalities. As of December 31, 2014 and 2013, approximately $51 million and $32 million, respectively, of the fair market value of the Funds' securities were on loan and pledged to creditors under the Funds' managers' securities lending program. The fair value of the collateral received was approximately $52 million and $33 million at December 31, 2014 and 2013, respectively, and can only be sold by the borrower upon the return of the loaned securities. The collateral received is treated as a non-cash item in the statements of cash flows.
At December 31, 2014, investment securities in the Funds totaled $1.5 billion, consisting of equity securities of $886 million, debt securities of $638 million, and $19 million of other securities. At December 31, 2013, investment securities in the Funds totaled $1.5 billion, consisting of equity securities of $896 million, debt securities of $528 million, and $40 million of other securities. These amounts include the investment securities pledged to creditors and collateral received and exclude receivables related to investment income and pending investment sales and payables related to pending investment purchases and the lending pool.
Sales of the securities held in the Funds resulted in cash proceeds of $913 million, $1.0 billion, and $1.0 billion in 2014, 2013, and 2012, respectively, all of which were reinvested. For 2014, fair value increases, including reinvested interest and dividends and excluding the Funds' expenses, were $98 million, of which $2 million related to realized gains and $19 million related to unrealized gains and losses related to securities held in the Funds at December 31, 2014. For 2013, fair value increases, including reinvested interest and dividends and excluding the Funds' expenses, were $181 million, of which $5 million related to realized gains and $119 million related to unrealized gains related to securities held in the Funds at December 31, 2013. For 2012, fair value increases, including reinvested interest and dividends and excluding the Funds' expenses, were $137 million, of which $4 million related to realized gains and $75 million related to unrealized gains related to securities held in the Funds at December 31, 2012. While the investment securities held in the Funds are reported as trading securities, the Funds continue to be managed with a long-term focus. Accordingly, all purchases and sales within the Funds are presented separately in the statements of cash flows as investing cash flows, consistent with the nature of the securities and purpose for which the securities were acquired.
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
At December 31, 2014 and 2013, the accumulated provisions for decommissioning were as follows:

	External Trust Funds		Internal Reserves		Total
	2014	2013	2014	2013	2014	2013
	(in millions)
Plant Farley	$754	$713	$21	$21	$775	$734
Plant Hatch	496	469	—	—	496	469
Plant Vogtle Units 1 and 2	293	277	—	—	293	277

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Site study cost is the estimate to decommission a specific facility as of the site study year. The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from these estimates because of changes in the assumed date of decommissioning, changes in NRC requirements, or changes in the assumptions used in making these estimates. The estimated costs of decommissioning as of December 31, 2014 based on the most current studies, which were performed in 2013 for Alabama Power's Plant Farley and in 2012 for the Georgia Power plants, were as follows for Alabama Power's Plant Farley and Georgia Power's ownership interests in Plant Hatch and Plant Vogtle Units 1 and 2:

	Plant Farley	Plant Hatch	Plant Vogtle Units 1 and 2
Decommissioning periods:
Beginning year	2037	2034	2047
Completion year	2076	2068	2072
	(in millions)
Site study costs:
Radiated structures	$1,362	$549	$453
Spent fuel management	—	131	115
Non-radiated structures	80	51	76
Total site study costs	$1,442	$731	$644
For ratemaking purposes, Alabama Power's decommissioning costs are based on the site study, and Georgia Power's decommissioning costs are based on the NRC generic estimate to decommission the radioactive portion of the facilities and the site study estimate for spent fuel management as of 2012. Under the 2013 ARP, the Georgia PSC approved Georgia Power's annual decommissioning cost through 2016 for ratemaking of $4 million and $2 million for Plant Hatch and Plant Vogtle Units 1 and 2, respectively. Georgia Power expects the Georgia PSC to periodically review and adjust, if necessary, the amounts collected in rates for nuclear decommissioning costs. Significant assumptions used to determine these costs for ratemaking were an inflation rate of 4.5% and 2.4% for Alabama Power and Georgia Power, respectively, and a trust earnings rate of 7.0% and 4.4% for Alabama Power and Georgia Power, respectively.
Amounts previously contributed to the Funds for Plant Farley are currently projected to be adequate to meet the decommissioning obligations. Alabama Power will continue to provide site-specific estimates of the decommissioning costs and related projections of funds in the external trust to the Alabama PSC and, if necessary, would seek the Alabama PSC's approval to address any changes in a manner consistent with NRC and other applicable requirements.
Allowance for Funds Used During Construction and Interest Capitalized
In accordance with regulatory treatment, the traditional operating companies record AFUDC, which represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new regulated facilities. While cash is not realized currently from such allowance, AFUDC increases the revenue requirement and is recovered over the service life of the plant through a higher rate base and higher depreciation. The equity component of AFUDC is not included in calculating taxable income. Interest related to the construction of new facilities not included in the traditional operating companies' regulated rates is capitalized in accordance with standard interest capitalization requirements. AFUDC and interest capitalized, net of income taxes were 16.0%, 15.0%, and 8.2% of net income for 2014, 2013, and 2012, respectively.
Cash payments for interest totaled $732 million, $759 million, and $803 million in 2014, 2013, and 2012, respectively, net of amounts capitalized of $111 million, $92 million, and $83 million, respectively.
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Storm Damage Reserves
Each traditional operating company maintains a reserve to cover or is allowed to defer and recover the cost of damages from major storms to its transmission and distribution lines and generally the cost of uninsured damages to its generation facilities and other property. In accordance with their respective state PSC orders, the traditional operating companies accrued $40 million in 2014 and $28 million in 2013. Alabama Power, Gulf Power, and Mississippi Power also have authority based on orders from their state PSCs to accrue certain additional amounts as circumstances warrant. In 2014 and 2013, there were no such additional accruals. See Note 3 under "Retail Regulatory Matters – Alabama Power – Natural Disaster Reserve" and "Retail Regulatory Matters – Georgia Power – Storm Damage Recovery" for additional information regarding Alabama Power's NDR and Georgia Power's deferred storm costs, respectively.
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
Southern Company's net investment in domestic and international leveraged leases consists of the following at December 31:

	2014	2013
	(in millions)
Net rentals receivable	$1,495	$1,440
Unearned income	(752)	(775)
Investment in leveraged leases	743	665
Deferred taxes from leveraged leases	(299)	(287)
Net investment in leveraged leases	$444	$378
A summary of the components of income from the leveraged leases follows:

	2014	2013	2012
	(in millions)
Pretax leveraged lease income (loss)	$24	$(5)	$21
Income tax expense	(9)	2	(8)
Net leveraged lease income (loss)	$15	$(3)	$13
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
Fuel Inventory
Fuel inventory includes the average cost of coal, natural gas, oil, transportation, and emissions allowances. Fuel is charged to inventory when purchased and then expensed, at weighted average cost, as used and recovered by the traditional operating companies through fuel cost recovery rates approved by each state PSC. Emissions allowances granted by the EPA are included in inventory at zero cost.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Financial Instruments
Southern Company and its subsidiaries use derivative financial instruments to limit exposure to fluctuations in interest rates, the prices of certain fuel purchases, electricity purchases and sales, and occasionally foreign currency exchange rates. All derivative financial instruments are recognized as either assets or liabilities (included in "Other" or shown separately as "Risk Management Activities") and are measured at fair value. See Note 10 for additional information regarding fair value. Substantially all of the Southern Company system's bulk energy purchases and sales contracts that meet the definition of a derivative are excluded from fair value accounting requirements because they qualify for the "normal" scope exception, and are accounted for under the accrual method. Derivative contracts that qualify as cash flow hedges of anticipated transactions or are recoverable through the traditional operating companies' fuel-hedging programs result in the deferral of related gains and losses in OCI or regulatory assets and liabilities, respectively, until the hedged transactions occur. Any ineffectiveness arising from cash flow hedges is recognized currently in net income. Other derivative contracts that qualify as fair value hedges are marked to market through current period income and are recorded on a net basis in the statements of income. See Note 11 for additional information regarding derivatives.
The Company does not offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement. At December 31, 2014, the amount included in accounts payable in the balance sheets that the Company has recognized for the obligation to return cash collateral arising from derivative instruments was immaterial.
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
Accumulated OCI (loss) balances, net of tax effects, were as follows:

	Qualifying Hedges	Marketable Securities	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2013	$(36)	$—	$(39)	$(75)
Current period change	(5)	—	(48)	(53)
Balance at December 31, 2014	$(41)	$—	$(87)	$(128)
2. RETIREMENT BENEFITS
Southern Company has a defined benefit, trusteed, pension plan covering substantially all employees. This qualified pension plan is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA). In December 2014, certain of the traditional operating companies and other subsidiaries voluntarily contributed an aggregate of $500 million to the qualified pension plan. No mandatory contributions to the qualified pension plan are anticipated for the year ending December 31, 2015. Southern Company also provides certain defined benefit pension plans for a selected group of management and highly compensated employees. Benefits under these non-qualified pension plans are funded on a cash basis. In addition, Southern Company provides certain medical care and life insurance benefits for retired employees through other postretirement benefit plans. The traditional operating companies fund related other postretirement trusts to the extent required by their respective regulatory commissions. For the year ending December 31, 2015, other postretirement trust contributions are expected to total approximately $19 million.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Actuarial Assumptions
The weighted average rates assumed in the actuarial calculations used to determine both the benefit obligations as of the measurement date and the net periodic costs for the pension and other postretirement benefit plans for the following year are presented below. Net periodic benefit costs were calculated in 2011 for the 2012 plan year using discount rates for the pension plans and the other postretirement benefit plans of 4.98% and 4.88%, respectively, and an annual salary increase of 3.84%.

	2014	2013	2012
Discount rate:
Pension plans	4.17%	5.02%	4.26%
Other postretirement benefit plans	4.04	4.85	4.05
Annual salary increase	3.59	3.59	3.59
Long-term return on plan assets:
Pension plans	8.20	8.20	8.20
Other postretirement benefit plans	7.15	7.13	7.29
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
For purposes of its December 31, 2014 measurement date, the Company adopted new mortality tables for its pension plans and retiree life and medical plans, which reflect increased life expectancies in the U.S. The adoption of new mortality tables increased the projected benefit obligations for the Company's pension plans and other postretirement benefit plans by approximately $636 million and $92 million, respectively.
An additional assumption used in measuring the accumulated other postretirement benefit obligations (APBO) was a weighted average medical care cost trend rate. The weighted average medical care cost trend rates used in measuring the APBO as of December 31, 2014 were as follows:

	Initial Cost Trend Rate	Ultimate Cost Trend Rate	Year That Ultimate Rate is Reached
Pre-65	9.00%	4.50%	2024
Post-65 medical	6.00	4.50	2024
Post-65 prescription	6.75	4.50	2024
An annual increase or decrease in the assumed medical care cost trend rate of 1% would affect the APBO and the service and interest cost components at December 31, 2014 as follows:

	1 Percent Increase	1 Percent Decrease
	(in millions)
Benefit obligation	$140	$(117)
Service and interest costs	6	(5)

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Pension Plans
The total accumulated benefit obligation for the pension plans was $10.0 billion at December 31, 2014 and $8.1 billion at December 31, 2013. Changes in the projected benefit obligations and the fair value of plan assets during the plan years ended December 31, 2014 and 2013 were as follows:

	2014	2013
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$8,863	$9,302
Service cost	213	232
Interest cost	435	389
Benefits paid	(382)	(357)
Actuarial (gain) loss	1,780	(703)
Balance at end of year	10,909	8,863
Change in plan assets
Fair value of plan assets at beginning of year	8,733	7,953
Actual return on plan assets	797	1,098
Employer contributions	542	39
Benefits paid	(382)	(357)
Fair value of plan assets at end of year	9,690	8,733
Accrued liability	$(1,219)	$(130)
At December 31, 2014, the projected benefit obligations for the qualified and non-qualified pension plans were $10.3 billion and $617 million, respectively. All pension plan assets are related to the qualified pension plan.
Amounts recognized in the balance sheets at December 31, 2014 and 2013 related to the Company's pension plans consist of the following:

	2014	2013
	(in millions)
Prepaid pension costs	$—	$419
Other regulatory assets, deferred	3,073	1,651
Other current liabilities	(42)	(40)
Employee benefit obligations	(1,177)	(509)
Accumulated OCI	134	64

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Presented below are the amounts included in accumulated OCI and regulatory assets at December 31, 2014 and 2013 related to the defined benefit pension plans that had not yet been recognized in net periodic pension cost along with the estimated amortization of such amounts for 2015.

	Prior Service Cost	Net (Gain) Loss
	(in millions)
Balance at December 31, 2014:
Accumulated OCI	$4	$130
Regulatory assets	51	3,022
Total	$55	$3,152
Balance at December 31, 2013:
Accumulated OCI	$5	$59
Regulatory assets	75	1,575
Total	$80	$1,634
Estimated amortization in net periodic pension cost in 2015:
Accumulated OCI	$1	$9
Regulatory assets	24	206
Total	$25	$215
The components of OCI and the changes in the balance of regulatory assets related to the defined benefit pension plans for the years ended December 31, 2014 and 2013 are presented in the following table:

	Accumulated OCI	Regulatory Assets
	(in millions)
Balance at December 31, 2012	$125	$3,013
Net gain	(52)	(1,145)
Change in prior service costs	—	1
Reclassification adjustments:
Amortization of prior service costs	(1)	(26)
Amortization of net gain (loss)	(8)	(192)
Total reclassification adjustments	(9)	(218)
Total change	(61)	(1,362)
Balance at December 31, 2013	$64	$1,651
Net gain	75	1,552
Change in prior service costs	—	1
Reclassification adjustments:
Amortization of prior service costs	(1)	(25)
Amortization of net gain (loss)	(4)	(106)
Total reclassification adjustments	(5)	(131)
Total change	70	1,422
Balance at December 31, 2014	$134	$3,073

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Components of net periodic pension cost were as follows:

	2014	2013	2012
	(in millions)
Service cost	$213	$232	$198
Interest cost	435	389	393
Expected return on plan assets	(645)	(603)	(581)
Recognized net loss	110	200	95
Net amortization	26	27	30
Net periodic pension cost	$139	$245	$135
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
Future benefit payments reflect expected future service and are estimated based on assumptions used to measure the projected benefit obligation for the pension plans. At December 31, 2014, estimated benefit payments were as follows:

Benefit Payments
(in millions)
2015	$522
2016	450
2017	478
2018	499
2019	524
2020 to 2024	2,962

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Other Postretirement Benefits
Changes in the APBO and in the fair value of plan assets during the plan years ended December 31, 2014 and 2013 were as follows:

	2014	2013
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$1,682	$1,872
Service cost	21	24
Interest cost	79	74
Benefits paid	(102)	(94)
Actuarial (gain) loss	300	(200)
Plan amendments	(2)	—
Retiree drug subsidy	8	6
Balance at end of year	1,986	1,682
Change in plan assets
Fair value of plan assets at beginning of year	901	821
Actual return on plan assets	54	129
Employer contributions	39	39
Benefits paid	(94)	(88)
Fair value of plan assets at end of year	900	901
Accrued liability	$(1,086)	$(781)
Amounts recognized in the balance sheets at December 31, 2014 and 2013 related to the Company's other postretirement benefit plans consist of the following:

	2014	2013
	(in millions)
Other regulatory assets, deferred	$387	$109
Other current liabilities	(4)	(4)
Employee benefit obligations	(1,082)	(777)
Other regulatory liabilities, deferred	(21)	(36)
Accumulated OCI	8	1

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Presented below are the amounts included in accumulated OCI and net regulatory assets (liabilities) at December 31, 2014 and 2013 related to the other postretirement benefit plans that had not yet been recognized in net periodic other postretirement benefit cost along with the estimated amortization of such amounts for 2015.

	Prior Service Cost	Net (Gain) Loss
	(in millions)
Balance at December 31, 2014:
Accumulated OCI	$—	$8
Net regulatory assets (liabilities)	2	364
Total	$2	$372
Balance at December 31, 2013:
Accumulated OCI	$—	$1
Net regulatory assets (liabilities)	9	64
Total	$9	$65
Estimated amortization as net periodic postretirement benefit cost in 2015:
Accumulated OCI	$—	$—
Net regulatory assets (liabilities)	4	17
Total	$4	$17
The components of OCI, along with the changes in the balance of net regulatory assets (liabilities), related to the other postretirement benefit plans for the plan years ended December 31, 2014 and 2013 are presented in the following table:

	Accumulated OCI	Net Regulatory Assets (Liabilities)
	(in millions)
Balance at December 31, 2012	$7	$360
Net loss	(6)	(266)
Reclassification adjustments:
Amortization of transition obligation	—	(5)
Amortization of prior service costs	—	(4)
Amortization of net gain (loss)	—	(12)
Total reclassification adjustments	—	(21)
Total change	(6)	(287)
Balance at December 31, 2013	$1	$73
Net gain	7	301
Change in prior service costs	—	(2)
Reclassification adjustments:
Amortization of prior service costs	—	(4)
Amortization of net gain (loss)	—	(2)
Total reclassification adjustments	—	(6)
Total change	7	293
Balance at December 31, 2014	$8	$366

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Components of the other postretirement benefit plans' net periodic cost were as follows:

	2014	2013	2012
	(in millions)
Service cost	$21	$24	$21
Interest cost	79	74	85
Expected return on plan assets	(59)	(56)	(60)
Net amortization	6	21	20
Net periodic postretirement benefit cost	$47	$63	$66
Future benefit payments, including prescription drug benefits, reflect expected future service and are estimated based on assumptions used to measure the APBO for the other postretirement benefit plans. Estimated benefit payments are reduced by drug subsidy receipts expected as a result of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 as follows:

	Benefit Payments	Subsidy Receipts	Total
	(in millions)
2015	$118	$(10)	$108
2016	124	(11)	113
2017	129	(12)	117
2018	132	(13)	119
2019	134	(15)	119
2020 to 2024	670	(79)	591
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

The composition of the Company's pension plan and other postretirement benefit plan assets as of December 31, 2014 and 2013, along with the targeted mix of assets for each plan, is presented below:

	Target	2014	2013
Pension plan assets:
Domestic equity	26%	30%	31%
International equity	25	23	25
Fixed income	23	27	23
Special situations	3	1	1
Real estate investments	14	14	14
Private equity	9	5	6
Total	100%	100%	100%
Other postretirement benefit plan assets:
Domestic equity	42%	41%	40%
International equity	21	23	25
Domestic fixed income	24	26	24
Global fixed income	4	3	4
Special situations	1	—	—
Real estate investments	5	5	5
Private equity	3	2	2
Total	100%	100%	100%
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Benefit Plan Asset Fair Values
Following are the fair value measurements for the pension plan and the other postretirement benefit plan assets as of December 31, 2014 and 2013. The fair values presented are prepared in accordance with GAAP. For purposes of determining the fair value of the pension plan and other postretirement benefit plan assets and the appropriate level designation, management relies on information provided by the plan's trustee. This information is reviewed and evaluated by management with changes made to the trustee information as appropriate.
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

The fair values of pension plan assets as of December 31, 2014 and 2013 are presented below. These fair value measurements exclude cash, receivables related to investment income, pending investments sales, and payables related to pending investment purchases. Assets that are considered special situations investments, primarily real estate investments and private equities, are presented in the tables below based on the nature of the investment.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2014:	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Assets:
Domestic equity*	$1,704	$704	$—	$2,408
International equity*	1,070	986	—	2,056
Fixed income:
U.S. Treasury, government, and agency bonds	—	699	—	699
Mortgage- and asset-backed securities	—	188	—	188
Corporate bonds	—	1,135	—	1,135
Pooled funds	—	514	—	514
Cash equivalents and other	3	660	—	663
Real estate investments	293	—	1,121	1,414
Private equity	—	—	570	570
Total	$3,070	$4,886	$1,691	$9,647
Liabilities:
Derivatives	$(2)	$—	$—	$(2)
Total	$3,068	$4,886	$1,691	$9,645

*
Level 1 securities consist of actively traded stocks while Level 2 securities consist of pooled funds. Management believes that the portfolio is well-diversified with no significant concentrations of risk.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2013:	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Assets:
Domestic equity*	$1,433	$839	$—	$2,272
International equity*	1,101	1,018	—	2,119
Fixed income:
U.S. Treasury, government, and agency bonds	—	599	—	599
Mortgage- and asset-backed securities	—	156	—	156
Corporate bonds	—	978	—	978
Pooled funds	—	471	—	471
Cash equivalents and other	1	223	—	224
Real estate investments	260	—	1,000	1,260
Private equity	—	—	571	571
Total	$2,795	$4,284	$1,571	$8,650
Liabilities:
Derivatives	$—	$(3)	$—	$(3)
Total	$2,795	$4,281	$1,571	$8,647

*
Level 1 securities consist of actively traded stocks while Level 2 securities consist of pooled funds. Management believes that the portfolio is well-diversified with no significant concentrations of risk.

Changes in the fair value measurement of the Level 3 items in the pension plan assets valued using significant unobservable inputs for the years ended December 31, 2014 and 2013 were as follows:

	2014		2013
	Real Estate Investments	Private Equity	Real Estate Investments	Private Equity
	(in millions)
Beginning balance	$1,000	$571	$841	$593
Actual return on investments:
Related to investments held at year end	79	51	74	8
Related to investments sold during the year	33	(16)	30	51
Total return on investments	112	35	104	59
Purchases, sales, and settlements	9	(36)	55	(81)
Ending balance	$1,121	$570	$1,000	$571

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

The fair values of other postretirement benefit plan assets as of December 31, 2014 and 2013 are presented below. These fair value measurements exclude cash, receivables related to investment income, pending investments sales, and payables related to pending investment purchases. Assets that are considered special situations investments, primarily real estate investments and private equities, are presented in the tables below based on the nature of the investment.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
As of December 31, 2014:	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets:
Domestic equity*	$147	$56	$—	$203
International equity*	36	67	—	103
Fixed income:
U.S. Treasury, government, and agency bonds	—	29	—	29
Mortgage- and asset-backed securities	—	6	—	6
Corporate bonds	—	39	—	39
Pooled funds	—	41	—	41
Cash equivalents and other	9	27	—	36
Trust-owned life insurance	—	381	—	381
Real estate investments	11	—	37	48
Private equity	—	—	19	19
Total	$203	$646	$56	$905

*
Level 1 securities consist of actively traded stocks while Level 2 securities consist of pooled funds. Management believes that the portfolio is well-diversified with no significant concentrations of risk.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

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

Changes in the fair value measurement of the Level 3 items in the other postretirement benefit plan assets valued using significant unobservable inputs for the years ended December 31, 2014 and 2013 were as follows:

	2014		2013
	Real Estate Investments	Private Equity	Real Estate Investments	Private Equity
	(in millions)
Beginning balance	$36	$20	$30	$21
Actual return on investments:
Related to investments held at year end	1	1	3	—
Related to investments sold during the year	—	(1)	1	2
Total return on investments	1	—	4	2
Purchases, sales, and settlements	—	(1)	2	(3)
Ending balance	$37	$19	$36	$20
Employee Savings Plan
Southern Company also sponsors a 401(k) defined contribution plan covering substantially all employees. The Company provides an 85% matching contribution on up to 6% of an employee's base salary. Total matching contributions made to the plan for 2014, 2013, and 2012 were $87 million, $84 million, and $82 million, respectively.
3. CONTINGENCIES AND REGULATORY MATTERS
General Litigation Matters
Southern Company and its subsidiaries are subject to certain claims and legal actions arising in the ordinary course of business. In addition, the business activities of Southern Company's subsidiaries are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

environmental requirements such as air quality and water standards, has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters. The ultimate outcome of such pending or potential litigation against Southern Company and its subsidiaries cannot be predicted at this time; however, for current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Southern Company's financial statements.
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
In 2003, Mirant and certain of its affiliates filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. In 2005, Mirant, as a debtor in possession, and the unsecured creditors' committee filed a complaint against Southern Company. Later in 2005, this complaint was transferred to MC Asset Recovery, LLC (MC Asset Recovery) as part of Mirant's plan of reorganization. In 2009, Southern Company entered into a settlement agreement with MC Asset Recovery to resolve this action. The settlement included an agreement where Southern Company paid MC Asset Recovery $202 million. Southern Company filed an insurance claim in 2009 to recover a portion of this settlement and received payments from its insurance provider of $25 million in June 2012 and $15 million in December 2013. Additionally, legal fees related to these insurance settlements totaled approximately $6 million in 2012 and $4 million in 2013. As a result, the net reduction to expense presented as MC Asset Recovery insurance settlement in the statement of income was approximately $19 million in 2012 and $11 million in 2013.
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
Georgia Power's environmental remediation liability as of December 31, 2014 was $22 million. Georgia Power has been designated or identified as a potentially responsible party (PRP) at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), including a site in Brunswick, Georgia on the CERCLA National Priorities List. The parties have completed the removal of wastes from the

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Brunswick site as ordered by the EPA. Additional cleanup and claims for recovery of natural resource damages at this site or for the assessment and potential cleanup of other sites are anticipated.
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
Gulf Power's environmental remediation liability includes estimated costs of environmental remediation projects of approximately $48 million as of December 31, 2014. These estimated costs relate to site closure criteria by the Florida Department of Environmental Protection (FDEP) for potential impacts to soil and groundwater from herbicide applications at Gulf Power substations. The schedule for completion of the remediation projects is subject to FDEP approval. The projects have been approved by the Florida PSC for recovery through Gulf Power's environmental cost recovery clause; therefore, these liabilities have no impact on net income.
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
On December 12, 2014, the Court of Federal Claims entered a judgment in favor of Georgia Power and Alabama Power in the second spent nuclear fuel lawsuit seeking damages for the period from January 1, 2005 through December 31, 2010. Georgia Power was awarded approximately $18 million, based on its ownership interests, and Alabama Power was awarded approximately $26 million. No amounts have been recognized in the financial statements as of December 31, 2014. The final outcome of this matter cannot be determined at this time; however, no material impact on Southern Company's net income is expected.
On March 4, 2014, Alabama Power and Georgia Power filed additional lawsuits against the U.S. government for the costs of continuing to store spent nuclear fuel at Plants Farley and Hatch and Plant Vogtle Units 1 and 2 for the period from January 1, 2011 through December 31, 2013. Damages will continue to accumulate until the issue is resolved or storage is provided. No amounts have been recognized in the financial statements as of December 31, 2014 for any potential recoveries from the

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

additional lawsuits. The final outcome of these matters cannot be determined at this time; however, no material impact on Southern Company's net income is expected.
On-site dry spent fuel storage facilities are operational at all three plants and can be expanded to accommodate spent fuel through the expected life of each plant.
Retail Regulatory Matters
Alabama Power
Rate RSE
Alabama Power's Rate RSE adjustments are based on forward-looking information for the applicable upcoming calendar year. Rate adjustments for any two-year period, when averaged together, cannot exceed 4.0% and any annual adjustment is limited to 5.0%. If Alabama Power's actual retail return is above the allowed weighted cost of equity (WCE) range, customer refunds will be required; however, there is no provision for additional customer billings should the actual retail return fall below the WCE range. Prior to 2014, retail rates remained unchanged when the retail ROE was projected to be between 13.0% and 14.5%.
During 2013, the Alabama PSC held public proceedings regarding the operation and utilization of Rate RSE. In August 2013, the Alabama PSC voted to issue a report on Rate RSE that found that Alabama Power's Rate RSE mechanism continues to be just and reasonable to customers and Alabama Power, but recommended Alabama Power modify Rate RSE as follows:

•	Eliminate the provision of Rate RSE establishing an allowed range of ROE.

•	Eliminate the provision of Rate RSE limiting Alabama Power's capital structure to an allowed equity ratio of 45%.

•
Replace these two provisions with a provision that establishes rates based upon the WCE range of 5.75% to 6.21%, with an adjusting point of 5.98%. If calculated under the previous Rate RSE provisions, the resulting WCE would range from 5.85% to 6.53%, with an adjusting point of 6.19%.

•
Provide eligibility for a performance-based adder of seven basis points, or 0.07%, to the WCE adjusting point if Alabama Power (i) has an "A" credit rating equivalent with at least one of the recognized rating agencies or (ii) is in the top one-third of a designated customer value benchmark survey.

Substantially all other provisions of Rate RSE were unchanged.
In August 2013, Alabama Power filed its consent to these recommendations with the Alabama PSC. The changes became effective for calendar year 2014. In November 2013, Alabama Power made its Rate RSE submission to the Alabama PSC of projected data for calendar year 2014; projected earnings were within the specified WCE range and, therefore, retail rates under Rate RSE remained unchanged for 2014. In 2012 and 2013, retail rates under Rate RSE remained unchanged from 2011. Under the terms of Rate RSE, the maximum possible increase for 2015 is 5.00%.
On December 1, 2014, Alabama Power submitted the required annual filing under Rate RSE to the Alabama PSC. The Rate RSE increase was 3.49%, or $181 million annually, effective January 1, 2015. The revenue adjustment includes the performance based adder of 0.07%. Under the terms of Rate RSE, the maximum increase for 2016 cannot exceed 4.51%.
Rate CNP
Alabama Power's retail rates, approved by the Alabama PSC, provide for adjustments to recognize the placing of new generating facilities into retail service under Rate CNP. Alabama Power may also recover retail costs associated with certificated PPAs under Rate CNP PPA. On March 4, 2014, the Alabama PSC issued a consent order that Alabama Power leave in effect the current Rate CNP PPA factor for billings for the period April 1, 2014 through March 31, 2015. It is anticipated that no adjustment will be made to Rate CNP PPA in 2015. As of December 31, 2014, Alabama Power had an under recovered certificated PPA balance of $56 million, of which $27 million is included in under recovered regulatory clause revenues and $29 million is included in deferred under recovered regulatory clause revenues in the balance sheet.
In 2011, the Alabama PSC approved and certificated a PPA of approximately 200 MWs of electricity from wind-powered generating facilities that became operational in 2012. In 2012, the Alabama PSC approved and certificated a second PPA of approximately 200 MWs of electricity from other wind-powered generating facilities which became operational in 2014. The terms of the PPAs permit Alabama Power to use the energy and retire the associated environmental attributes in service of its customers or to sell the environmental attributes, separately or bundled with energy. Alabama Power has elected the normal purchase normal sale (NPNS) scope exception under the derivative accounting rules for its two wind PPAs, which total approximately 400 MWs. The NPNS exception allows the PPAs to be recorded at a cost, rather than fair value, basis. The industry's application of the NPNS exception to certain physical forward transactions in nodal markets was previously under review by the SEC at the request of the electric utility industry. In June 2014, the SEC requested the Financial Accounting

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Standards Board to address the issue through the Emerging Issues Task Force (EITF). Any accounting decisions will now be subject to EITF deliberations. The outcome of the EITF's deliberations cannot be determined at this time. If Alabama Power is ultimately required to record these PPAs at fair value, an offsetting regulatory asset or regulatory liability will be recorded.
Rate CNP Environmental allows for the recovery of Alabama Power's retail costs associated with environmental laws, regulations, or other such mandates. Rate CNP Environmental is based on forward-looking information and provides for the recovery of these costs pursuant to a factor that is calculated annually. Environmental costs to be recovered include operations and maintenance expenses, depreciation, and a return on certain invested capital. There was no adjustment to Rate CNP Environmental in 2014. In August 2013, the Alabama PSC approved Alabama Power's petition requesting a revision to Rate CNP Environmental that allows recovery of costs related to pre-2005 environmental assets previously being recovered through Rate RSE. The Rate CNP Environmental increase effective January 1, 2015 was 1.5%, or $75 million annually, based upon projected billings. As of December 31, 2014, Alabama Power had an under recovered environmental clause balance of $49 million, of which $47 million is included in under recovered regulatory clause revenues and $2 million is included in deferred under recovered regulatory clause revenues in the balance sheet.
Rate ECR
Alabama Power has established energy cost recovery rates under Alabama Power's Rate ECR as approved by the Alabama PSC. Rates are based on an estimate of future energy costs and the current over or under recovered balance. Revenues recognized under Rate ECR and recorded on the financial statements are adjusted for the difference in actual recoverable fuel costs and amounts billed in current regulated rates. The difference in the recoverable fuel costs and amounts billed give rise to the over or under recovered amounts recorded as regulatory assets or liabilities. Alabama Power, along with the Alabama PSC, continually monitors the over or under recovered cost balance to determine whether an adjustment to billing rates is required. Changes in the Rate ECR factor have no significant effect on net income, but will impact operating cash flows. Currently, the Alabama PSC may approve billing rates under Rate ECR of up to 5.910 cents per KWH. In December 2014, the Alabama PSC issued a consent order that Alabama Power leave in effect for 2015 the energy cost recovery rates which began in 2011. Therefore, the Rate ECR factor as of January 1, 2015 remained at 2.681 cents per KWH. Effective with billings beginning in January 2016, the Rate ECR factor will be 5.910 cents per KWH, absent a further order from the Alabama PSC.
Alabama Power's over recovered fuel costs at December 31, 2014 totaled $47 million as compared to over recovered fuel costs of $42 million at December 31, 2013. At December 31, 2014, $47 million is included in deferred over recovered regulatory clause revenues. These classifications are based on estimates, which include such factors as weather, generation availability, energy demand, and the price of energy. A change in any of these factors could have a material impact on the timing of any recovery or return of fuel costs.
Rate NDR
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

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

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
In accordance with an accounting order from the Alabama PSC, Alabama Power will transfer the unrecovered plant asset balances to a regulatory asset at their respective retirement dates. The regulatory asset will be amortized through Rate CNP Environmental over the remaining useful lives, as established prior to the decision for retirement. As a result, these decisions will not have a significant impact on Southern Company's financial statements.
Nuclear Waste Fund Accounting Order
In November 2013, the U.S. District Court for the District of Columbia ordered the DOE to cease collecting spent fuel depositary fees from nuclear power plant operators until such time as the DOE either complies with the Nuclear Waste Policy Act of 1982 or until the U.S. Congress enacts an alternative waste management plan. In accordance with the court's order, the DOE submitted a proposal to the U.S. Congress to change the fee to zero. On March 18, 2014, the U.S. Court of Appeals for the District of Columbia Circuit denied the DOE's request for rehearing of the November 2013 panel decision ordering that the DOE propose the nuclear waste fund fee be changed to zero. The DOE formally set the fee to zero effective May 16, 2014.
On August 5, 2014, the Alabama PSC issued an order to provide for the continued recovery from customers of amounts associated with the permanent disposal of nuclear waste from the operation of Plant Farley. In accordance with the order, effective May 16, 2014, Alabama Power is authorized to recover from customers an amount equal to the prior fee and to record the amounts in a regulatory liability account (approximately $14 million annually). At December 31, 2014, Alabama Power recorded an $8 million regulatory liability which is included in other regulatory liabilities deferred in the balance sheet. Upon the DOE meeting the requirements of the Nuclear Waste Policy Act of 1982 and a new spent fuel depositary fee being put in place, the accumulated balance in the regulatory liability account will be available for purposes of the associated cost responsibility. In the event the balance is later determined to be more than needed, those amounts would be used for the benefit of customers, subject to the approval of the Alabama PSC. The ultimate outcome of this matter cannot be determined at this time.
Compliance and Pension Cost Accounting Order
In 2012, the Alabama PSC approved an accounting order to defer to a regulatory asset account certain compliance-related operations and maintenance expenditures for the years 2013 through 2017, as well as the incremental increase in operations expense related to pension cost for 2013. These deferred costs would have been amortized over a three-year period beginning in January 2015. The compliance related expenditures were related to (i) standards addressing Critical Infrastructure Protection issued by the North American Electric Reliability Corporation, (ii) cyber security requirements issued by the NRC, and (iii) NRC guidance addressing the readiness at nuclear facilities within the U.S. for severe events.
On November 3, 2014, the Alabama PSC issued an accounting order authorizing Alabama Power to fully amortize the balances in certain regulatory asset accounts, including the $28 million of compliance and pension costs accumulated at December 31, 2014. This amortization expense was offset by the amortization of the regulatory liability for other cost of removal obligations. See "Cost of Removal Accounting Order" herein for additional information. The cost of removal accounting order requires Alabama Power to terminate, as of December 31, 2014, the regulatory asset accounts created pursuant to the compliance and pension cost accounting order. Consequently, Alabama Power will not defer any expenditures in 2015, 2016, and 2017 related to critical electric infrastructure and domestic nuclear facilities under these orders.
Non-Nuclear Outage Accounting Order
In August 2013, the Alabama PSC approved an accounting order to defer to a regulatory asset account certain operations and maintenance expenses associated with planned outages at non-nuclear generation facilities in 2014 and to amortize those expenses over a three-year period beginning in 2015.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

On November 3, 2014, the Alabama PSC issued an accounting order authorizing Alabama Power to fully amortize the balances in certain regulatory asset accounts, including the $95 million of non-nuclear outage costs accumulated at December 31, 2014. This amortization expense was reflected in other operations and maintenance and was offset by the amortization of the regulatory liability for other cost of removal obligations. See "Cost of Removal Accounting Order" herein for additional information. The cost of removal accounting order requires Alabama Power to terminate, as of December 31, 2014, the regulatory asset accounts created pursuant to the non-nuclear outage accounting order.
Cost of Removal Accounting Order
In accordance with an accounting order issued on November 3, 2014 by the Alabama PSC, at December 31, 2014, Alabama Power fully amortized the balance of $123 million in certain regulatory asset accounts and offset this amortization expense with the amortization of $120 million of the regulatory liability for other cost of removal obligations. The regulatory asset account balances amortized as of December 31, 2014 represented costs previously deferred under a compliance and pension cost accounting order as well as a non-nuclear outage accounting order, as discussed herein.
Non-Environmental Federal Mandated Costs Accounting Order
On December 9, 2014, pending the development of a new cost recovery mechanism, the Alabama PSC issued an accounting order authorizing the deferral as a regulatory asset of up to $50 million of costs associated with non-environmental federal mandates that would otherwise impact rates in 2015.
On February 17, 2015, Alabama Power filed a proposed modification to Rate CNP Environmental with the Alabama PSC to include compliance costs for both environmental and non-environmental mandates. The non-environmental costs that would be recovered through the revised mechanism concern laws, regulations, and other mandates directed at the utility industry involving the security, reliability, safety, sustainability, or similar considerations impacting Alabama Power's facilities or operations. If approved as requested, the effective date for the revised mechanism would be March 20, 2015, upon which the regulatory asset balance would be reclassified to the under recovered balance for Rate CNP Environmental, and the related customer rates would not become effective before January 2016. The ultimate outcome of this matter cannot be determined at this time.
Georgia Power
Rate Plans
In December 2013, the Georgia PSC voted to approve the 2013 ARP. The 2013 ARP reflects the settlement agreement among Georgia Power, the Georgia PSC's Public Interest Advocacy Staff, and 11 of the 13 intervenors, which was filed with the Georgia PSC in November 2013.
On January 1, 2014, in accordance with the 2013 ARP, Georgia Power increased its tariffs as follows: (1) traditional base tariff rates by approximately $80 million; (2) Environmental Compliance Cost Recovery (ECCR) tariff by approximately $25 million; (3) Demand-Side Management (DSM) tariffs by approximately $1 million; and (4) Municipal Franchise Fee (MFF) tariff by approximately $4 million, for a total increase in base revenues of approximately $110 million.
On February 19, 2015, in accordance with the 2013 ARP, the Georgia PSC approved adjustments to traditional base, ECCR, DSM, and MFF tariffs effective January 1, 2015 as follows:

•	Traditional base tariffs by approximately $107 million to cover additional capacity costs;

•	ECCR tariff by approximately $23 million;

•	DSM tariffs by approximately $3 million; and

•	MFF tariff by approximately $3 million to reflect the adjustments above.
The sum of these adjustments resulted in a base revenue increase of approximately $136 million in 2015.
The 2016 base rate increase, which was approved in the 2013 ARP, will be determined through a compliance filing expected to be filed in late 2015, and will be subject to review by the Georgia PSC.
Under the 2013 ARP, Georgia Power's retail ROE is set at 10.95% and earnings are evaluated against a retail ROE range of 10.00% to 12.00%. Two-thirds of any earnings above 12.00% will be directly refunded to customers, with the remaining one-third retained by Georgia Power. There will be no recovery of any earnings shortfall below 10.00% on an actual basis. However, if at any time during the term of the 2013 ARP, Georgia Power projects that its retail earnings will be below 10.00% for any calendar year, it may petition the Georgia PSC for implementation of the Interim Cost Recovery (ICR) tariff that would be used to adjust Georgia Power's earnings back to a 10.00% retail ROE. The Georgia PSC would have 90 days to rule on Georgia Power's request.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

The ICR tariff will expire at the earlier of January 1, 2017 or the end of the calendar year in which the ICR tariff becomes effective. In lieu of requesting implementation of an ICR tariff, or if the Georgia PSC chooses not to implement the ICR tariff, Georgia Power may file a full rate case. In 2014, Georgia Power's retail ROE exceeded 12.00%, and Georgia Power expects to refund to retail customers approximately $13 million in 2015, subject to review and approval by the Georgia PSC.
Except as provided above, Georgia Power will not file for a general base rate increase while the 2013 ARP is in effect. Georgia Power is required to file a general rate case by July 1, 2016, in response to which the Georgia PSC would be expected to determine whether the 2013 ARP should be continued, modified, or discontinued.
Integrated Resource Plans
In July 2013, the Georgia PSC approved Georgia Power's latest triennial Integrated Resource Plan (2013 IRP) including Georgia Power's request to decertify 16 coal- and oil-fired units totaling 2,093 MWs. Several factors, including the cost to comply with existing and future environmental regulations, recent and forecasted economic conditions, and lower natural gas prices, contributed to the decision to close these units.
Plant Branch Units 3 and 4 (1,016 MWs), Plant Yates Units 1 through 5 (579 MWs), and Plant McManus Units 1 and 2 (122 MWs) will be decertified and retired by April 16, 2015, the compliance date of the Mercury and Air Toxics Standards (MATS) rule. The decertification date of Plant Branch Unit 1 (250 MWs) was extended from December 31, 2013 as specified in the final order in the 2011 Integrated Resource Plan Update (2011 IRP Update) to coincide with the decertification date of Plant Branch Units 3 and 4. The decertification and retirement of Plant Kraft Units 1 through 4 (316 MWs) were also approved and will be effective by April 16, 2016, based on a one-year extension of the MATS rule compliance date that was approved by the State of Georgia Environmental Protection Division in September 2013 to allow for necessary transmission system reliability improvements. In July 2013, the Georgia PSC approved the switch to natural gas as the primary fuel for Plant Yates Units 6 and 7. In September 2013, Plant Branch Unit 2 (319 MWs) was retired as approved by the Georgia PSC in the 2011 IRP Update in order to comply with the State of Georgia's Multi-Pollutant Rule.
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
On July 1, 2014, the Georgia PSC approved Georgia Power's request to cancel the proposed biomass fuel conversion of Plant Mitchell Unit 3 (155 MWs) because it would not be cost effective for customers. Georgia Power expects to request decertification of Plant Mitchell Unit 3 in connection with the triennial Integrated Resource Plan to be filed in 2016. Georgia Power plans to continue to operate the unit as needed until the MATS rule becomes effective in April 2015.
The decertification of these units and fuel conversions are not expected to have a material impact on Southern Company's financial statements; however, the ultimate outcome depends on the Georgia PSC's order in the 2016 Rate Case and future fuel cases and cannot be determined at this time.
Fuel Cost Recovery
Georgia Power has established fuel cost recovery rates approved by the Georgia PSC. The Georgia PSC approved a reduction in Georgia Power's total annual billings of approximately $567 million effective June 1, 2012, with an additional $122 million reduction effective January 1, 2013 through June 1, 2014. Under an Interim Fuel Rider, Georgia Power continues to be allowed to adjust its fuel cost recovery rates prior to the next fuel case if the under or over recovered fuel balance exceeds $200 million. Georgia Power's fuel cost recovery includes costs associated with a natural gas hedging program as revised and approved by the Georgia PSC in February 2013, requiring it to use options and hedges within a 24-month time horizon. See Note 11 under "Energy-Related Derivatives" for additional information. On January 20, 2015, the Georgia PSC approved the deferral of Georgia Power's next fuel case filing until at least June 30, 2015.
Georgia Power's under recovered fuel balance totaled approximately $199 million at December 31, 2014 and is included in current assets and other deferred charges and assets. At December 31, 2013, Georgia Power's over recovered fuel balance totaled approximately $58 million and was included in current liabilities and other deferred credits and liabilities.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes in the billing factor will not have a significant effect on Southern Company's revenues or net income, but will affect cash flow.
Storm Damage Recovery
Georgia Power defers and recovers certain costs related to damages from major storms as mandated by the Georgia PSC. Beginning January 1, 2014, Georgia Power is accruing $30 million annually under the 2013 ARP that is recoverable through base rates. As of December 31, 2014 and December 31, 2013, the balance in the regulatory asset related to storm damage was $98 million and $37 million, respectively, with approximately $30 million included in other regulatory assets, current for both years and approximately $68 million and $7 million included in other regulatory assets, deferred, respectively. Georgia Power expects the Georgia PSC to periodically review and adjust, if necessary, the amounts collected in rates for storm damage costs. As a result of the regulatory treatment, costs related to storms are generally not expected to have a material impact on Southern Company's financial statements.
Nuclear Construction
In 2008, Georgia Power, acting for itself and as agent for Oglethorpe Power Corporation (OPC), the Municipal Electric Authority of Georgia (MEAG Power), and the City of Dalton, Georgia (Dalton), acting by and through its Board of Water, Light, and Sinking Fund Commissioners (collectively, Vogtle Owners), entered into an agreement with a consortium consisting of Westinghouse Electric Company LLC (Westinghouse) and Stone & Webster, Inc., a subsidiary of The Shaw Group Inc., which was acquired by Chicago Bridge & Iron Company N.V. (CB&I) (collectively, Contractor), pursuant to which the Contractor agreed to design, engineer, procure, construct, and test two AP1000 nuclear units (with electric generating capacity of approximately 1,100 MWs each) and related facilities at Plant Vogtle (Vogtle 3 and 4 Agreement). Under the terms of the Vogtle 3 and 4 Agreement, the Vogtle Owners agreed to pay a purchase price that is subject to certain price escalations and adjustments, including fixed escalation amounts and index-based adjustments, as well as adjustments for change orders, and performance bonuses for early completion and unit performance. The Vogtle 3 and 4 Agreement also provides for liquidated damages upon the Contractor's failure to fulfill the schedule and performance guarantees. The Contractor's liability to the Vogtle Owners for schedule and performance liquidated damages and warranty claims is subject to a cap. In addition, the Vogtle 3 and 4 Agreement provides for limited cost sharing by the Vogtle Owners for Contractor costs under certain conditions (which have not occurred), with maximum additional capital costs under this provision attributable to Georgia Power (based on Georgia Power's ownership interest) of approximately $114 million. Each Vogtle Owner is severally (and not jointly) liable for its proportionate share, based on its ownership interest, of all amounts owed to the Contractor under the Vogtle 3 and 4 Agreement. Georgia Power's proportionate share is 45.7%.
Certain payment obligations of Westinghouse and Stone & Webster, Inc. under the Vogtle 3 and 4 Agreement are guaranteed by Toshiba Corporation and CB&I's The Shaw Group Inc., respectively. In the event of certain credit rating downgrades of any Vogtle Owner, such Vogtle Owner will be required to provide a letter of credit or other credit enhancement. The Vogtle Owners may terminate the Vogtle 3 and 4 Agreement at any time for their convenience, provided that the Vogtle Owners will be required to pay certain termination costs. The Contractor may terminate the Vogtle 3 and 4 Agreement under certain circumstances, including certain Vogtle Owner suspension or delays of work, action by a governmental authority to permanently stop work, certain breaches of the Vogtle 3 and 4 Agreement by the Vogtle Owners, Vogtle Owner insolvency, and certain other events.
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
In 2009, the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for nuclear construction projects certified by the Georgia PSC. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff by including the related CWIP accounts in rate base during the construction period. The Georgia PSC approved increases to the NCCR tariff of approximately $223 million, $35 million, $50 million, and $60 million, effective January 1, 2011, 2012, 2013, and 2014, respectively. On December 16, 2014, the Georgia PSC approved an increase to the NCCR tariff of approximately $27 million effective January 1, 2015.
In 2012, the Vogtle Owners and the Contractor began negotiations regarding the costs associated with design changes to the DCD and the delays in the timing of approval of the DCD and issuance of the COLs, including the assertion by the Contractor that the

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Vogtle Owners are responsible for these costs under the terms of the Vogtle 3 and 4 Agreement. Also in 2012, Georgia Power and the other Vogtle Owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia seeking a declaratory judgment that the Vogtle Owners are not responsible for these costs. In 2012, the Contractor also filed suit against Georgia Power and the other Vogtle Owners in the U.S. District Court for the District of Columbia alleging the Vogtle Owners are responsible for these costs. In August 2013, the U.S. District Court for the District of Columbia dismissed the Contractor's suit, ruling that the proper venue is the U.S. District Court for the Southern District of Georgia. The Contractor appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit in September 2013. The portion of additional costs claimed by the Contractor in its initial complaint that would be attributable to Georgia Power (based on Georgia Power's ownership interest) is approximately $425 million (in 2008 dollars). The Contractor also asserted it is entitled to extensions of the guaranteed substantial completion dates of April 2016 and April 2017 for Plant Vogtle Units 3 and 4, respectively. On May 22, 2014, the Contractor filed an amended counterclaim to the suit pending in the U.S. District Court for the Southern District of Georgia alleging that (i) the design changes to the DCD imposed by the NRC delayed module production and the impacts to the Contractor are recoverable by the Contractor under the Vogtle 3 and 4 Agreement and (ii) the changes to the basemat rebar design required by the NRC caused additional costs and delays recoverable by the Contractor under the Vogtle 3 and 4 Agreement. The Contractor did not specify in its amended counterclaim the amounts relating to these new allegations; however, the Contractor has subsequently asserted related minimum damages (based on Georgia Power's ownership interest) of $113 million. The Contractor may from time to time continue to assert that it is entitled to additional payments with respect to these allegations, any of which could be substantial. Georgia Power has not agreed to the proposed cost or to any changes to the guaranteed substantial completion dates or that the Vogtle Owners have any responsibility for costs related to these issues. Litigation is ongoing and Georgia Power intends to vigorously defend the positions of the Vogtle Owners. Georgia Power also expects negotiations with the Contractor to continue with respect to cost and schedule during which negotiations the parties may reach a mutually acceptable compromise of their positions.
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
In September 2013, the Georgia PSC approved a stipulation (2013 Stipulation) entered into by Georgia Power and the Georgia PSC staff to waive the requirement to amend the Plant Vogtle Units 3 and 4 certificate, until the completion of Plant Vogtle Unit 3, or earlier if deemed appropriate by the Georgia PSC and Georgia Power. In accordance with the Georgia Integrated Resource Planning Act, any costs incurred by Georgia Power in excess of the certified amount will be included in rate base, provided Georgia Power shows the costs to be reasonable and prudent. In addition, financing costs on any construction-related costs in excess of the certified amount likely would be subject to recovery through AFUDC instead of the NCCR tariff.
The Georgia PSC has approved eleven VCM reports covering the periods through June 30, 2014, including construction capital costs incurred, which through that date totaled $2.8 billion.
On January 29, 2015, Georgia Power announced that it was notified by the Contractor of the Contractor's revised forecast for completion of Plant Vogtle Units 3 and 4, which would incrementally delay the previously disclosed estimated in-service dates by 18 months (from the fourth quarter of 2017 to the second quarter of 2019 for Unit 3 and from the fourth quarter of 2018 to the second quarter of 2020 for Unit 4). Georgia Power has not agreed to any changes to the guaranteed substantial completion dates of April 2016 and April 2017 for Plant Vogtle Units 3 and 4, respectively. Georgia Power does not believe that the Contractor's revised forecast reflects all efforts that may be possible to mitigate the Contractor's delay.
In addition, Georgia Power believes that, pursuant to the Vogtle 3 and 4 Agreement, the Contractor is responsible for the Contractor's costs related to the Contractor's delay (including any related construction and mitigation costs, which could be material) and that the Vogtle Owners are entitled to recover liquidated damages for the Contractor's delay beyond the guaranteed substantial completion dates of April 2016 and April 2017 for Plant Vogtle Units 3 and 4, respectively. Consistent with the Contractor's position in the pending litigation described above, Georgia Power expects the Contractor to contest any claims for liquidated damages and to assert that the Vogtle Owners are responsible for additional costs related to the Contractor's delay.
On February 27, 2015, Georgia Power filed its twelfth VCM report with the Georgia PSC covering the period from July 1 through December 31, 2014, which requests approval for an additional $0.2 billion of construction capital costs incurred during that period and reflects the Contractor's revised forecast for completion of Plant Vogtle Units 3 and 4 as well as additional estimated owner-related costs of approximately $10 million per month expected to result from the Contractor's proposed 18-month delay,

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

including property taxes, oversight costs, compliance costs, and other operational readiness costs. No Contractor costs related to the Contractor's proposed 18-month delay are included in the twelfth VCM report. Additionally, while Georgia Power has not agreed to any change to the guaranteed substantial completion dates, the twelfth VCM report includes a requested amendment to the Plant Vogtle Units 3 and 4 certificate to reflect the Contractor's revised forecast, to include the estimated owner's costs associated with the proposed 18-month Contractor delay, and to increase the estimated total in-service capital cost of Plant Vogtle Units 3 and 4 to $5.0 billion.
Georgia Power will continue to incur financing costs of approximately $30 million per month until Plant Vogtle Units 3 and 4 are placed in service. The twelfth VCM report estimates total associated financing costs during the construction period to be approximately $2.5 billion.
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
As construction continues, the risk remains that ongoing challenges with Contractor performance including additional challenges in its fabrication, assembly, delivery, and installation of the shield building and structural modules, delays in the receipt of the remaining permits necessary for the operation of Plant Vogtle Units 3 and 4, or other issues could arise and may further impact project schedule and cost. In addition, the IRS allocated production tax credits to each of Plant Vogtle Units 3 and 4, which require the applicable unit to be placed in service before 2021.
Additional claims by the Contractor or Georgia Power (on behalf of the Vogtle Owners) are also likely to arise throughout construction. These claims may be resolved through formal and informal dispute resolution procedures under the Vogtle 3 and 4 Agreement, but also may be resolved through litigation.
The ultimate outcome of these matters cannot be determined at this time.
Gulf Power
Retail Base Rate Case
In December 2013, the Florida PSC voted to approve the Gulf Power Settlement Agreement among Gulf Power and all of the intervenors to the docketed proceeding with respect to Gulf Power's request to increase retail base rates. Under the terms of the Gulf Power Settlement Agreement, Gulf Power (1) increased base rates designed to produce an additional $35 million in annual revenues effective January 2014 and subsequently increased base rates designed to produce an additional $20 million in annual revenues effective January 2015; (2) continued its current authorized retail ROE midpoint (10.25%) and range (9.25% – 11.25%); and (3) will accrue a return similar to AFUDC on certain transmission system upgrades placed into service after January 2014 until Gulf Power's next base rate adjustment date or January 1, 2017, whichever comes first.
The Gulf Power Settlement Agreement also includes a self-executing adjustment mechanism that will increase the authorized ROE midpoint and range by 25 basis points in the event the 30-year treasury yield rate increases by an average of at least 75 basis points above 3.7947% for a consecutive six-month period.
The Gulf Power Settlement Agreement also provides that Gulf Power may reduce depreciation expense and record a regulatory asset that will be included as an offset to the other cost of removal regulatory liability in an aggregate amount up to $62.5 million between January 2014 and June 2017. In any given month, such depreciation expense reduction may not exceed the amount necessary for the ROE, as reported to the Florida PSC monthly, to reach the midpoint of the authorized ROE range then in effect. Recovery of the regulatory asset will occur over a period to be determined by the Florida PSC in Gulf Power's next base rate case or next depreciation and dismantlement study proceeding, whichever comes first. As a result, Gulf Power recognized an $8.4 million reduction in depreciation expense in 2014.
Pursuant to the Gulf Power Settlement Agreement, Gulf Power may not request an increase in its retail base rates to be effective until after June 2017, unless Gulf Power's actual retail ROE falls below the authorized ROE range.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Integrated Coal Gasification Combined Cycle
Kemper IGCC Overview
Construction of Mississippi Power's Kemper IGCC is nearing completion and start-up activities will continue until the Kemper IGCC is placed in service. The Kemper IGCC will utilize an IGCC technology with an output capacity of 582 MWs. The Kemper IGCC will be fueled by locally mined lignite (an abundant, lower heating value coal) from a mine owned by Mississippi Power and situated adjacent to the Kemper IGCC. The mine, operated by North American Coal Corporation, started commercial operation in June 2013. In connection with the Kemper IGCC, Mississippi Power constructed and plans to operate approximately 61 miles of CO2 pipeline infrastructure for the planned transport of captured CO2 for use in enhanced oil recovery.
Kemper IGCC Schedule and Cost Estimate
In 2012, the Mississippi PSC issued the 2012 MPSC CPCN Order, a detailed order confirming the CPCN originally approved by the Mississippi PSC in 2010 authorizing the acquisition, construction, and operation of the Kemper IGCC.
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
The Kemper IGCC was originally projected to be placed in service in May 2014. Mississippi Power placed the combined cycle and the associated common facilities portion of the Kemper IGCC in service on natural gas on August 9, 2014 and continues to focus on completing the remainder of the Kemper IGCC, including the gasifier and the gas clean-up facilities, for which the in-service date is currently expected to occur in the first half of 2016.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Recovery of the Kemper IGCC cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, AFUDC, and certain general exceptions, including change of law, force majeure, and beneficial capital (which exists when Mississippi Power demonstrates that the purpose and effect of the construction cost increase is to produce efficiencies that will result in a neutral or favorable effect on customers relative to the original proposal for the CPCN) (Cost Cap Exceptions) and costs subject to the cost cap remain subject to review and approval by the Mississippi PSC. Mississippi Power's Kemper IGCC 2010 project estimate, current cost estimate (which includes the impacts of the Mississippi Supreme Court's (Court) decision), and actual costs incurred as of December 31, 2014, as adjusted for the Court's decision, are as follows:

Cost Category	2010 Project Estimate(f)	Current Estimate	Actual Costs at 12/31/2014
	(in billions)
Plant Subject to Cost Cap(a)	$2.40	$4.93	$4.23
Lignite Mine and Equipment	0.21	0.23	0.23
CO2 Pipeline Facilities	0.14	0.11	0.10
AFUDC(b)(c)	0.17	0.63	0.45
Combined Cycle and Related Assets Placed in Service – Incremental(d)	—	0.02	0.00
General Exceptions	0.05	0.10	0.07
Deferred Costs(c)(e)	—	0.18	0.12
Total Kemper IGCC(a)(c)	$2.97	$6.20	$5.20

(a)
The 2012 MPSC CPCN Order approved a construction cost cap of up to $2.88 billion, net of the DOE Grants and excluding the Cost Cap Exceptions. The Current Estimate and Actual Costs include non-incremental operating and maintenance costs related to the combined cycle and associated common facilities placed in service on August 9, 2014 that are subject to the $2.88 billion cost cap and excludes post-in-service costs for the lignite mine. See "Rate Recovery of Kemper IGCC Costs – 2013 MPSC Rate Order" for additional information.

(b)
Mississippi Power's original estimate included recovery of financing costs during construction rather than the accrual of AFUDC. This approach was not approved by the Mississippi PSC in 2012 as described in "Rate Recovery of Kemper IGCC Costs."

(c)	Amounts in the Current Estimate reflect estimated costs through March 31, 2016.

(d)
Incremental operating and maintenance costs related to the combined cycle and associated common facilities placed in service on August 9, 2014, net of costs related to energy sales. See "Rate Recovery of Kemper IGCC Costs – 2013 MPSC Rate Order" for additional information.

(e)	The 2012 MPSC CPCN Order approved deferral of non-capital Kemper IGCC-related costs during construction as described in "Rate Recovery of Kemper IGCC Costs – Regulatory Assets and Liabilities."

(f)	The 2010 Project Estimate is the certificated cost estimate adjusted to include the certificated estimate for the CO2 pipeline facilities which was approved in 2011 by the Mississippi PSC.
Of the total costs, including post-in-service costs for the lignite mine, incurred as of December 31, 2014, $3.04 billion was included in property, plant, and equipment (which is net of the DOE Grants and estimated probable losses of $2.05 billion), $1.8 million in other property and investments, $44.7 million in fossil fuel stock, $32.5 million in materials and supplies, $147.7 million in other regulatory assets, $11.6 million in other deferred charges and assets, and $23.6 million in AROs in the balance sheet, with $1.1 million previously expensed.
Mississippi Power does not intend to seek any rate recovery or joint owner contributions for any costs related to the construction of the Kemper IGCC that exceed the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions. Southern Company recorded pre-tax charges to income for revisions to the cost estimate of $868.0 million ($536.0 million after tax) and $1.2 billion ($729 million after tax) in 2014 and 2013, respectively. The increases to the cost estimate in 2014 primarily reflected costs related to extension of the project's schedule to ensure the required time for start-up activities and operational readiness, completion of construction, additional resources during start-up, and ongoing construction support during start-up and commissioning activities. The current estimate includes costs through March 31, 2016. Any further extension of the in-service date is currently estimated to result in additional base costs of approximately $25 million to $30 million per month, which includes maintaining necessary levels of start-up labor, materials, and fuel, as well as operational resources required to execute start-up and commissioning activities. Any further extension of the in-service date with respect to the Kemper IGCC would also increase costs for the Cost Cap Exceptions, which are not subject to the $2.88 billion cost cap established by the Mississippi PSC. These costs include AFUDC, which is currently estimated to total approximately $13 million per month, as well as carrying costs and operating expenses on Kemper IGCC assets placed in service and consulting and legal fees, which are being deferred as regulatory assets and are estimated to total approximately $7 million per month.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Any further cost increases and/or extensions of the in-service date with respect to the Kemper IGCC may result from factors including, but not limited to, labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction or other agreements, operational readiness, including specialized operator training and required site safety programs, unforeseen engineering or design problems, start-up activities for this first-of-a-kind technology (including major equipment failure and system integration), and/or operational performance (including additional costs to satisfy any operational parameters ultimately adopted by the Mississippi PSC). In subsequent periods, any further changes in the estimated costs to complete construction and start-up of the Kemper IGCC subject to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, will be reflected in Southern Company's statements of income and these changes could be material.
Rate Recovery of Kemper IGCC Costs
The ultimate outcome of the rate recovery matters discussed herein, including the resolution of legal challenges, determinations of prudency, and the specific manner of recovery of prudently-incurred costs, cannot be determined at this time, but could have a material impact on the Company's results of operations, financial condition, and liquidity.
2012 MPSC CPCN Order
The 2012 MPSC CPCN Order included provisions relating to both Mississippi Power's recovery of financing costs during the course of construction of the Kemper IGCC and Mississippi Power's recovery of costs following the date the Kemper IGCC is placed in service. With respect to recovery of costs following the in-service date of the Kemper IGCC, the 2012 MPSC CPCN Order provided for the establishment of operational cost and revenue parameters based upon assumptions in Mississippi Power's petition for the CPCN. Mississippi Power expects the Mississippi PSC to apply operational parameters in connection with the evaluation of the Rate Mitigation Plan (defined below) and other related proceedings during the operation of the Kemper IGCC. To the extent the Mississippi PSC determines the Kemper IGCC does not meet the operational parameters ultimately adopted by the Mississippi PSC or Mississippi Power incurs additional costs to satisfy such parameters, there could be a material adverse impact on the financial statements.
2013 Settlement Agreement
In January 2013, Mississippi Power entered into a settlement agreement with the Mississippi PSC that, among other things, established the process for resolving matters regarding cost recovery related to the Kemper IGCC (2013 Settlement Agreement). Under the 2013 Settlement Agreement, Mississippi Power agreed to limit the portion of prudently-incurred Kemper IGCC costs to be included in retail rate base to the $2.4 billion certificated cost estimate, plus the Cost Cap Exceptions, but excluding AFUDC, and any other costs permitted or determined to be excluded from the $2.88 billion cost cap by the Mississippi PSC. The 2013 Settlement Agreement also allowed Mississippi Power to secure alternate financing for costs not otherwise recovered in any Mississippi PSC rate proceedings contemplated by the 2013 Settlement Agreement. The Court found the 2013 Settlement Agreement unenforceable due to a lack of public notice for the related proceedings. See "2015 Mississippi Supreme Court Decision" below for additional information.
Legislation to authorize a multi-year rate plan and legislation to provide for alternate financing through securitization of up to $1.0 billion of prudently-incurred costs was enacted into law in February 2013. Mississippi Power's intent under the 2013 Settlement Agreement was to securitize (1) prudently-incurred costs in excess of the certificated cost estimate and up to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, (2) accrued AFUDC, and (3) other prudently-incurred costs, which include carrying costs from the estimated in-service date until securitization is finalized and other costs not included in the Rate Mitigation Plan as approved by the Mississippi PSC.
The Court's decision did not impact Mississippi Power's ability to utilize alternate financing through securitization, the 2012 MPSC CPCN Order, or the February 2013 legislation. See "2015 Mississippi Supreme Court Decision" below for additional information.
2013 MPSC Rate Order
Consistent with the terms of the 2013 Settlement Agreement, in March 2013, the Mississippi PSC issued the 2013 MPSC Rate Order approving retail rate increases of 15% effective March 19, 2013 and 3% effective January 1, 2014, which collectively were designed to collect $156 million annually beginning in 2014. For the period from March 2013 through December 31, 2014, $257.2 million had been collected primarily to be used to mitigate customer rate impacts after the Kemper IGCC is placed in service.
Because the 2013 MPSC Rate Order did not provide for the inclusion of CWIP in rate base as permitted by the Baseload Act, Mississippi Power continues to record AFUDC on the Kemper IGCC through the in-service date. Mississippi Power will not

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

record AFUDC on any additional costs of the Kemper IGCC that exceed the $2.88 billion cost cap, except for Cost Cap Exception amounts. Mississippi Power will continue to record AFUDC and collect and defer the approved rates through the in-service date until directed to do otherwise by the Mississippi PSC.
On August 18, 2014, Mississippi Power provided an analysis of the costs and benefits of placing the combined cycle and the associated common facilities portion of the Kemper IGCC in service, including the expected accounting treatment. Mississippi Power's analysis requested, among other things, confirmation of Mississippi Power's accounting treatment by the Mississippi PSC of the continued collection of rates as prescribed by the 2013 MPSC Rate Order, with the current recognition as revenue of the related equity return on all assets placed in service and the deferral of all remaining rate collections under the 2013 MPSC Rate Order to a regulatory liability account. See "2015 Mississippi Supreme Court Decision" for additional information regarding the decision of the Court which would discontinue the collection of, and require the refund of, all amounts previously collected under the 2013 MPSC Rate Order.
In addition, Mississippi Power's August 18, 2014 filing with the Mississippi PSC requested confirmation of Mississippi Power's accounting treatment by the Mississippi PSC of the continued accrual of AFUDC through the in-service date of the remainder of the Kemper IGCC and the deferral of operating costs for the combined cycle as regulatory assets. Under Mississippi Power's proposal, non-incremental costs that would have been incurred whether or not the combined cycle was placed in service would be included in a regulatory asset and would continue to be subject to the $2.88 billion cost cap. Additionally, incremental costs that would not have been incurred if the combined cycle had not gone into service would be included in a regulatory asset and would not be subject to the cost cap because these costs are incurred to support operation of the combined cycle. All energy revenues associated with the combined cycle variable operating and maintenance expenses would be credited to this regulatory asset. See "Regulatory Assets and Liabilities" for additional information. Any action by the Mississippi PSC that is inconsistent with the treatment requested by Mississippi Power could have a material impact on the results of operations, financial condition, and liquidity of Southern Company.
2015 Mississippi Supreme Court Decision
On February 12, 2015, the Court issued its decision in the legal challenge to the 2013 MPSC Rate Order filed by Thomas A. Blanton. The Court reversed the 2013 MPSC Rate Order based on, among other things, its findings that (1) the Mirror CWIP rate treatment was not provided for under the Baseload Act and (2) the Mississippi PSC should have determined the prudence of Kemper IGCC costs before approving rate recovery through the 2013 MPSC Rate Order. The Court also found the 2013 Settlement Agreement unenforceable due to a lack of public notice for the related proceedings. The Court's ruling remands the matter to the Mississippi PSC to (1) fix by order the rates that were in existence prior to the 2013 MPSC Rate Order, (2) fix no rate increases until the Mississippi PSC is in compliance with the Court's ruling, and (3) enter an order refunding amounts collected under the 2013 MPSC Rate Order. Through December 31, 2014, Mississippi Power had collected $257.2 million through rates under the 2013 MPSC Rate Order. Any required refunds would also include carrying costs. The Court's decision will become legally effective upon the issuance of a mandate to the Mississippi PSC. Absent specific instruction from the Court, the Mississippi PSC will determine the method and timing of the refund. Mississippi Power is reviewing the Court's decision and expects to file a motion for rehearing which would stay the Court's mandate until either the case is reheard and decided or seven days after the Court issues its order denying Mississippi Power's request for rehearing. Mississippi Power is also evaluating its regulatory options.
Rate Mitigation Plan
In March 2013, Mississippi Power, in compliance with the 2013 MPSC Rate Order, filed a revision to the proposed rate recovery plan with the Mississippi PSC for the Kemper IGCC for cost recovery through 2020 (Rate Mitigation Plan), which is still under review by the Mississippi PSC. The revenue requirements set forth in the Rate Mitigation Plan assume the sale of a 15% undivided interest in the Kemper IGCC to SMEPA and utilization of bonus depreciation, which currently requires that the related long-term asset be placed in service in 2015. In the Rate Mitigation Plan, Mississippi Power proposed recovery of an annual revenue requirement of approximately $156 million of Kemper IGCC-related operational costs and rate base amounts, including plant costs equal to the $2.4 billion certificated cost estimate. The 2013 MPSC Rate Order, which increased rates beginning in March 2013, was integral to the Rate Mitigation Plan, which contemplates amortization of the regulatory liability balance at the in-service date to be used to mitigate customer rate impacts through 2020, based on a fixed amortization schedule that requires approval by the Mississippi PSC. Under the Rate Mitigation Plan, Mississippi Power proposed annual rate recovery to remain the same from 2014 through 2020, with the proposed revenue requirement approximating the forecasted cost of service for the period 2014 through 2020. Under Mississippi Power's proposal, to the extent the actual annual cost of service differs from the approved forecast for certain items, the difference would be deferred as a regulatory asset or liability, subject to accrual of carrying costs, and would be included in the next year's rate recovery calculation. If any deferred balance remains at the end of 2020, the

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Mississippi PSC would review the amount and, if approved, determine the appropriate method and period of disposition. See "Regulatory Assets and Liabilities" for additional information.
To the extent that refunds of amounts collected under the 2013 MPSC Rate Order are required on a schedule different from the amortization schedule proposed in the Rate Mitigation Plan, the customer billing impacts proposed under the Rate Mitigation Plan would no longer be viable. See "2015 Mississippi Supreme Court Decision" above for additional information.
In the event that the Mirror CWIP regulatory liability is refunded to customers prior to the in-service date of the Kemper IGCC and is, therefore, not available to mitigate rate impacts under the Rate Mitigation Plan, the Mississippi PSC does not approve a refund schedule that facilitates rate mitigation, or Mississippi Power withdraws the Rate Mitigation Plan, Mississippi Power would seek rate recovery through alternate means, which could include a traditional rate case.
In addition to current estimated costs at December 31, 2014 of $6.2 billion, Mississippi Power anticipates that it will incur additional costs after the Kemper IGCC in-service date until the Kemper IGCC cost recovery approach is finalized. These costs include, but are not limited to, regulatory costs and additional carrying costs which could be material. Recovery of these costs would be subject to approval by the Mississippi PSC.
Prudence Reviews
The Mississippi PSC's review of Kemper IGCC costs is ongoing. On August 5, 2014, the Mississippi PSC ordered that a consolidated prudence determination of all Kemper IGCC costs be completed after the entire project has been placed in service and has demonstrated availability for a reasonable period of time as determined by the Mississippi PSC and the MPUS. The Mississippi PSC has encouraged the parties to work in good faith to settle contested issues and Mississippi Power is working to reach a mutually acceptable resolution. As a result of the Court's decision, Mississippi Power intends to request that the Mississippi PSC reconsider its prudence review schedule. See "2015 Mississippi Supreme Court Decision" for additional information.
Regulatory Assets and Liabilities
Consistent with the treatment of non-capital costs incurred during the pre-construction period, the Mississippi PSC issued an accounting order in 2011 granting Mississippi Power the authority to defer all non-capital Kemper IGCC-related costs to a regulatory asset through the in-service date, subject to review of such costs by the Mississippi PSC. Such costs include, but are not limited to, carrying costs on Kemper IGCC assets currently placed in service, costs associated with Mississippi PSC and MPUS consultants, prudence costs, legal fees, and operating expenses associated with assets placed in service.
On August 18, 2014, Mississippi Power requested confirmation by the Mississippi PSC of Mississippi Power's authority to defer all operating expenses associated with the operation of the combined cycle subject to review of such costs by the Mississippi PSC. In addition, Mississippi Power is authorized to accrue carrying costs on the unamortized balance of such regulatory assets at a rate and in a manner to be determined by the Mississippi PSC in future cost recovery mechanism proceedings. As of December 31, 2014, the regulatory asset balance associated with the Kemper IGCC was $147.7 million. The projected balance at March 31, 2016 is estimated to total approximately $269.8 million. The amortization period of 40 years proposed by Mississippi Power for any such costs approved for recovery remains subject to approval by the Mississippi PSC.
The 2013 MPSC Rate Order approved retail rate increases of 15% effective March 19, 2013 and 3% effective January 1, 2014, which collectively were designed to collect $156 million annually beginning in 2014. On February 12, 2015, the Court ordered the Mississippi PSC to refund Mirror CWIP and to fix by order the rates that were in existence prior to the 2013 MPSC Rate Order. Mississippi Power is deferring the collections under the approved rates in the Mirror CWIP regulatory liability until otherwise directed by the Mississippi PSC. Mississippi Power is also accruing carrying costs on the unamortized balance of the Mirror CWIP regulatory liability for the benefit of retail customers. As of December 31, 2014, the balance of the Mirror CWIP regulatory liability, including carrying costs, was $270.8 million.
See "2015 Mississippi Supreme Court Decision" for additional information.
See Note 1 under "Regulatory Assets and Liabilities" for additional information.
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

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

holder, Liberty Fuels has a legal obligation to perform mine reclamation and Mississippi Power has a contractual obligation to fund all reclamation activities. In addition to the obligation to fund the reclamation activities, Mississippi Power currently provides working capital support to Liberty Fuels through cash advances for capital purchases, payroll, and other operating expenses.
In addition, Mississippi Power has constructed and will operate the CO2 pipeline for the planned transport of captured CO2 for use in enhanced oil recovery. Mississippi Power has entered into agreements with Denbury Onshore (Denbury), a subsidiary of Denbury Resources Inc., and Treetop Midstream Services, LLC (Treetop), an affiliate of Tellus Operating Group, LLC and a subsidiary of Tengrys, LLC, pursuant to which Denbury will purchase 70% of the CO2 captured from the Kemper IGCC and Treetop will purchase 30% of the CO2 captured from the Kemper IGCC. The agreements with Denbury and Treetop provide termination rights in the event that Mississippi Power does not satisfy its contractual obligation with respect to deliveries of captured CO2 by May 11, 2015. While Mississippi Power has received no indication from either Denbury or Treetop of their intent to terminate their respective agreements, any termination could result in a material reduction in future chemical product sales revenues but is not expected to have a material financial impact on Southern Company to the extent Mississippi Power is not able to enter into other similar contractual arrangements.
The ultimate outcome of these matters cannot be determined at this time.
Proposed Sale of Undivided Interest to SMEPA
In 2010, Mississippi Power and SMEPA entered into an APA whereby SMEPA agreed to purchase a 17.5% undivided interest in the Kemper IGCC. In 2012, the Mississippi PSC approved the sale and transfer of the 17.5% undivided interest in the Kemper IGCC to SMEPA. Later in 2012, Mississippi Power and SMEPA signed an amendment to the APA whereby SMEPA reduced its purchase commitment percentage from a 17.5% to a 15% undivided interest in the Kemper IGCC. In March 2013, Mississippi Power and SMEPA signed an amendment to the APA whereby Mississippi Power and SMEPA agreed to amend the power supply agreement entered into by the parties in 2011 to reduce the capacity amounts to be received by SMEPA by half (approximately 75 MWs) at the sale and transfer of the undivided interest in the Kemper IGCC to SMEPA. Capacity revenues under the 2011 power supply agreement were $16.7 million in 2014. In December 2013, Mississippi Power and SMEPA agreed to extend SMEPA's option to purchase through December 31, 2014.
By letter agreement dated October 6, 2014, Mississippi Power and SMEPA agreed in principle on certain issues related to SMEPA's proposed purchase of a 15% undivided interest in the Kemper IGCC. The letter agreement contemplated certain amendments to the APA, which the parties anticipated to be incorporated into the APA on or before December 31, 2014. The parties agreed to further amend the APA as follows: (1) Mississippi Power agreed to cap at $2.88 billion the portion of the purchase price payable for development and construction costs, net of the Cost Cap Exceptions, title insurance reimbursement, and AFUDC and/or carrying costs through the Closing Commitment Date (defined below); (2) SMEPA agreed to close the purchase within 180 days after the date of the execution of the amended APA or before the Kemper IGCC in-service date, whichever occurs first (Closing Commitment Date), subject only to satisfaction of certain conditions; and (3) AFUDC and/or carrying costs will continue to be accrued on the capped development and construction costs, the Cost Cap Exceptions, and any operating costs, net of revenues until the amended APA is executed by both parties, and thereafter AFUDC and/or carrying costs and payment of interest on SMEPA's deposited money will be suspended and waived provided closing occurs by the Closing Commitment Date. The letter agreement also provided for certain post-closing adjustments to address any differences between the actual and the estimated amounts of post-in-service date costs (both expenses and capital) and revenue credits for those portions of the Kemper IGCC previously placed in service.
By letter dated December 18, 2014, SMEPA notified Mississippi Power that SMEPA decided not to extend the estimated closing date in the APA or revise the APA to include the contemplated amendments; however, both parties agree that the APA will remain in effect until closing or until either party gives notice of termination.
The closing of this transaction is also conditioned upon execution of a joint ownership and operating agreement, the absence of material adverse effects, receipt of all construction permits, and appropriate regulatory approvals, as well as SMEPA's receipt of Rural Utilities Service (RUS) funding. In 2012, SMEPA received a conditional loan commitment from RUS for the purchase.
In 2012, on January 2, 2014, and on October 9, 2014, Mississippi Power received $150 million, $75 million, and $50 million, respectively, of interest-bearing refundable deposits from SMEPA to be applied to the purchase. While the expectation is that these amounts will be applied to the purchase price at closing, Mississippi Power would be required to refund the deposits upon the termination of the APA or within 15 days of a request by SMEPA for a full or partial refund. Given the interest-bearing nature of the deposits and SMEPA's ability to request a refund, the deposits have been presented as a current liability in the balance sheet and as financing proceeds in the statement of cash flow. In July 2013, Southern Company entered into an agreement with SMEPA

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

under which Southern Company has agreed to guarantee the obligations of Mississippi Power with respect to any required refund of the deposits.
The ultimate outcome of these matters cannot be determined at this time.
Baseload Act
In 2008, the Baseload Act was signed by the Governor of Mississippi. The Baseload Act authorizes, but does not require, the Mississippi PSC to adopt a cost recovery mechanism that includes in retail base rates, prior to and during construction, all or a portion of the prudently-incurred pre-construction and construction costs incurred by a utility in constructing a base load electric generating plant. Prior to the passage of the Baseload Act, such costs would traditionally be recovered only after the plant was placed in service. The Baseload Act also provides for periodic prudence reviews by the Mississippi PSC and prohibits the cancellation of any such generating plant without the approval of the Mississippi PSC. In the event of cancellation of the construction of the plant without approval of the Mississippi PSC, the Baseload Act authorizes the Mississippi PSC to make a public interest determination as to whether and to what extent the utility will be afforded rate recovery for costs incurred in connection with such cancelled generating plant. In the 2015 Mississippi Supreme Court decision, the Court declined to rule on the constitutionality of the Baseload Act. See "Rate Recovery of Kemper IGCC Costs" herein for additional information.
Investment Tax Credits and Bonus Depreciation
The IRS allocated $279.0 million (Phase II) of Internal Revenue Code Section 48A tax credits to Mississippi Power in connection with the Kemper IGCC. Through December 31, 2014, Mississippi Power had recorded tax benefits totaling $276.4 million for the Phase II credits, of which approximately $210.0 million had been utilized through that date. These credits will be amortized as a reduction to depreciation and amortization over the life of the Kemper IGCC and are dependent upon meeting the IRS certification requirements, including an in-service date no later than April 19, 2016 and the capture and sequestration (via enhanced oil recovery) of at least 65% of the CO2 produced by the Kemper IGCC during operations in accordance with the Internal Revenue Code. Mississippi Power currently expects to place the Kemper IGCC in service in the first half of 2016. In addition, a portion of the Phase II tax credits will be subject to recapture upon completion of SMEPA's proposed purchase of an undivided interest in the Kemper IGCC as described above.
On December 19, 2014, the Tax Increase Prevention Act of 2014 (TIPA) was signed into law. The TIPA retroactively extended several tax credits through 2014 and extended 50% bonus depreciation for property placed in service in 2014 (and for certain long-term production-period projects to be placed in service in 2015). The extension of 50% bonus depreciation had a positive impact on Southern Company's cash flows and, combined with bonus depreciation allowed in 2014 under the ATRA, resulted in approximately $130 million of positive cash flows related to the combined cycle and associated common facilities portion of the Kemper IGCC for the 2014 tax year. The estimated cash flow benefit of bonus depreciation related to TIPA is expected to be approximately $45 million to $50 million for the 2015 tax year. See "Rate Recovery of Kemper IGCC Costs – Rate Mitigation Plan" herein for additional information.
The ultimate outcome of these matters cannot be determined at this time.
Section 174 Research and Experimental Deduction
Southern Company reduced tax payments for 2014 and included in its 2013 consolidated federal income tax return deductions for research and experimental (R&E) expenditures related to the Kemper IGCC. Due to the uncertainty related to this tax position, Southern Company recorded an unrecognized tax benefit of approximately $160 million as of December 31, 2014. See Note 5 under "Unrecognized Tax Benefits" for additional information.
Other Matters
Sierra Club Settlement Agreement
On August 1, 2014, Mississippi Power entered into the Sierra Club Settlement Agreement that, among other things, requires the Sierra Club to dismiss or withdraw all pending legal and regulatory challenges of the Kemper IGCC and the flue gas desulfurization system (scrubber) project at Plant Daniel Units 1 and 2. In addition, the Sierra Club agreed to refrain from initiating, intervening in, and/or challenging certain legal and regulatory proceedings for the Kemper IGCC, including, but not limited to, the prudence review, and Plant Daniel for a period of three years from the date of the Sierra Club Settlement Agreement. On August 4, 2014, the Sierra Club filed all of the required motions necessary to dismiss or withdraw all appeals associated with certification of the Kemper IGCC and the Plant Daniel Units 1 and 2 scrubber project, which the applicable courts subsequently granted.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Under the Sierra Club Settlement Agreement, Mississippi Power agreed to, among other things, fund a $15 million grant payable over a 15-year period for an energy efficiency and renewable program and contribute $2 million to a conservation fund. In accordance with the Sierra Club Settlement Agreement, Mississippi Power paid $7 million in 2014, recognized in other income (expense), net in Southern Company's statement of income. In addition, and consistent with Mississippi Power's ongoing evaluation of recent environmental rules and regulations, Mississippi Power agreed to retire, repower with natural gas, or convert to an alternative non-fossil fuel source Plant Sweatt Units 1 and 2 (80 MWs) no later than December 2018. Mississippi Power also agreed that it would cease burning coal and other solid fuel at Plant Watson Units 4 and 5 (750 MWs) and begin operating those units solely on natural gas no later than April 2015, and cease burning coal and other solid fuel at Plant Greene County Units 1 and 2 (200 MWs) and begin operating those units solely on natural gas no later than April 2016.
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
At December 31, 2014, Alabama Power's, Georgia Power's, and Southern Power's percentage ownership and investment (exclusive of nuclear fuel) in jointly-owned facilities in commercial operation with the above entities were as follows:

Facility (Type)	Percent Ownership	Plant in Service	Accumulated Depreciation	CWIP
		(in millions)
Plant Vogtle (nuclear) Units 1 and 2	45.7%	$3,420	$2,059	$46
Plant Hatch (nuclear)	50.1	1,117	559	66
Plant Miller (coal) Units 1 and 2	91.8	1,512	561	14
Plant Scherer (coal) Units 1 and 2	8.4	254	83	1
Plant Wansley (coal)	53.5	856	278	15
Rocky Mountain (pumped storage)	25.4	182	124	2
Intercession City (combustion turbine)	33.3	14	5	—
Plant Stanton (combined cycle) Unit A	65.0	157	47	—
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Current and Deferred Income Taxes
Details of income tax provisions are as follows:

	2014	2013	2012
	(in millions)
Federal —
Current	$175	$363	$177
Deferred	695	386	1,011
	870	749	1,188
State —
Current	93	(10)	61
Deferred	14	110	85
	107	100	146
Total	$977	$849	$1,334
Net cash payments for income taxes in 2014, 2013, and 2012 were $272 million, $139 million, and $38 million, respectively.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

	2014	2013
	(in millions)
Deferred tax liabilities —
Accelerated depreciation	$11,125	$9,710
Property basis differences	1,332	1,515
Leveraged lease basis differences	299	287
Employee benefit obligations	613	491
Premium on reacquired debt	103	113
Regulatory assets associated with employee benefit obligations	1,390	705
Regulatory assets associated with AROs	871	824
Other	523	350
Total	16,256	13,995
Deferred tax assets —
Federal effect of state deferred taxes	430	421
Employee benefit obligations	1,675	1,048
Over recovered fuel clause	—	30
Other property basis differences	453	157
Deferred costs	86	84
ITC carryforward	480	121
Unbilled revenue	67	116
Other comprehensive losses	89	54
AROs	871	824
Estimated Loss on Kemper IGCC	631	472
Deferred state tax assets	117	77
Other	342	220
Total	5,241	3,624
Valuation allowance	(49)	(49)
Total deferred tax assets	5,192	3,575
Total deferred tax liabilities, net	11,064	10,420
Portion included in current assets/(liabilities), net	504	143
Accumulated deferred income taxes	$11,568	$10,563
The application of bonus depreciation provisions in current tax law has significantly increased deferred tax liabilities related to accelerated depreciation.
At December 31, 2014, Southern Company had subsidiaries with State of Georgia net operating loss (NOL) carryforwards totaling $701 million, which could result in net state income tax benefits of $41 million, if utilized. However, the subsidiaries have established a valuation allowance for the entire amount due to the remote likelihood that the tax benefit will be realized. These NOLs expire between 2018 and 2021. Beginning in 2002, the State of Georgia allowed Southern Company to file a combined return, which has prevented the creation of any additional NOL carryforwards.
At December 31, 2014, the tax-related regulatory assets to be recovered from customers were $1.5 billion. These assets are primarily attributable to tax benefits flowed through to customers in prior years, deferred taxes previously recognized at rates lower than the current enacted tax law, and taxes applicable to capitalized interest.
At December 31, 2014, the tax-related regulatory liabilities to be credited to customers were $192 million. These liabilities are primarily attributable to deferred taxes previously recognized at rates higher than the current enacted tax law and to unamortized ITCs.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

In accordance with regulatory requirements, deferred federal ITCs are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the statements of income. Credits amortized in this manner amounted to $22 million in 2014, $16 million in 2013, and $23 million in 2012. At December 31, 2014, Southern Company had a federal ITC carryforward which is expected to result in $379 million of federal income tax benefit. The ITC carryforward expires in 2023, but is expected to be utilized in 2015. Additionally, Southern Company had state ITC carryforwards for the states of Georgia and Mississippi totaling $159 million, which will expire between 2020 and 2024.
Effective Tax Rate
A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal deduction	2.3	2.5	2.5
Employee stock plans dividend deduction	(1.4)	(1.6)	(1.0)
Non-deductible book depreciation	1.4	1.5	0.9
AFUDC-Equity	(2.9)	(2.6)	(1.3)
ITC basis difference	(1.6)	(1.2)	(0.3)
Other	(0.3)	(0.5)	(0.2)
Effective income tax rate	32.5%	33.1%	35.6%
Southern Company's effective tax rate is typically lower than the statutory rate due to its employee stock plans' dividend deduction and non-taxable AFUDC equity. The 2014 effective tax rate decrease, as compared to 2013, is primarily due to an increase in non-taxable AFUDC equity and an increase in tax benefits related to federal ITCs. Additionally, the 2013 effective rate decrease, as compared to 2012, is primarily due to an increase in non-taxable AFUDC equity.
Unrecognized Tax Benefits
Changes during the year in unrecognized tax benefits were as follows:

	2014	2013	2012
	(in millions)
Unrecognized tax benefits at beginning of year	$7	$70	$120
Tax positions increase from current periods	64	3	13
Tax positions increase from prior periods	102	—	7
Tax positions decrease from prior periods	(3)	(66)	(56)
Reductions due to settlements	—	—	(10)
Reductions due to expired statute of limitations	—	—	(4)
Balance at end of year	$170	$7	$70
The tax positions increase from current periods and increase from prior periods for 2014 relate primarily to a deduction for R&E expenditures related to the Kemper IGCC. See Note 3 under "Integrated Coal Gasification Combined Cycle – Section 174 Research and Experimental Deduction" for more information. The tax positions decrease from prior periods for 2013 relate primarily to the tax accounting method change for repairs related to generation assets. See "Tax Method of Accounting for Repairs" herein for additional information.
The impact on Southern Company's effective tax rate, if recognized, is as follows:

	2014	2013	2012
	(in millions)
Tax positions impacting the effective tax rate	$10	$7	$5
Tax positions not impacting the effective tax rate	160	—	65
Balance of unrecognized tax benefits	$170	$7	$70

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

The tax positions impacting the effective tax rate for 2014, 2013, and 2012 relate to federal and state income tax credits. The tax positions not impacting the effective tax rate for 2014 relate to a deduction for R&E expenditures related to the Kemper IGCC. The tax positions not impacting the effective tax rate for 2012 relate to the tax accounting method change for repairs related to generation assets. These amounts are presented on a gross basis without considering the related federal or state income tax impact.
Southern Company classifies interest on tax uncertainties as interest expense. Accrued interest for unrecognized tax benefits was immaterial for all periods presented. Southern Company did not accrue any penalties on uncertain tax positions.
It is reasonably possible that the amount of the unrecognized tax benefits could change within 12 months. The settlement of federal and state audits could impact the balances significantly. At this time, an estimate of the range of reasonably possible outcomes cannot be determined.
The IRS has finalized its audits of Southern Company's consolidated federal income tax returns through 2012. Southern Company has filed its 2013 federal income tax return and has received a partial acceptance letter from the IRS; however, the IRS has not finalized its audit. Southern Company is a participant in the Compliance Assurance Process of the IRS. The audits for Southern Company's state income tax returns have either been concluded, or the statute of limitations has expired, for years prior to 2008.
Tax Method of Accounting for Repairs
In 2011, the IRS published regulations on the deduction and capitalization of expenditures related to tangible property that generally apply for tax years beginning on or after January 1, 2014. Additionally, in April 2013, the IRS issued Revenue Procedure 2013-24, which provides guidance for taxpayers related to the deductibility of repair costs associated with generation assets. Based on a review of the regulations, Southern Company incorporated provisions related to repair costs for generation assets into its consolidated 2012 federal income tax return and reversed all related unrecognized tax positions. In September 2013, the IRS issued Treasury Decision 9636, "Guidance Regarding Deduction and Capitalization of Expenditures Related to Tangible Property," which are final tangible property regulations applicable to taxable years beginning on or after January 1, 2014. Southern Company continues to review this guidance; however, these regulations are not expected to have a material impact on the Company's financial statements.
6. FINANCING
Long-Term Debt Payable to an Affiliated Trust
Alabama Power has formed a wholly-owned trust subsidiary for the purpose of issuing preferred securities. The proceeds of the related equity investments and preferred security sales were loaned back to Alabama Power through the issuance of junior subordinated notes totaling $206 million as of December 31, 2014 and 2013, which constitute substantially all of the assets of this trust and are reflected in the balance sheets as long-term debt payable. Alabama Power considers that the mechanisms and obligations relating to the preferred securities issued for its benefit, taken together, constitute a full and unconditional guarantee by it of the trust's payment obligations with respect to these securities. At each of December 31, 2014 and 2013, trust preferred securities of $200 million were outstanding.
Securities Due Within One Year
A summary of scheduled maturities and redemptions of securities due within one year at December 31 was as follows:

	2014	2013
	(in millions)
Senior notes	$2,375	$428
Other long-term debt	775	12
Pollution control revenue bonds	152	—
Capitalized leases	31	29
Total	$3,333	$469
Maturities through 2019 applicable to total long-term debt are as follows: $3.33 billion in 2015; $1.83 billion in 2016; $1.55 billion in 2017; $862 million in 2018; and $1.21 billion in 2019.
Subsequent to December 31, 2014, Alabama Power announced the redemption of $250 million aggregate principal amount of its Series DD 5.65% Senior Notes due March 15, 2035 that will occur on March 16, 2015.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Bank Term Loans
Southern Company and certain of the traditional operating companies have entered into various floating rate bank term loan agreements for loans bearing interest based on one-month LIBOR. At December 31, 2014, Mississippi Power had outstanding bank term loans totaling $775 million, which are reflected in the statements of capitalization as long-term debt. At December 31, 2013, Mississippi Power had outstanding bank term loans totaling $525 million and Georgia Power had outstanding bank term loans totaling $400 million.
In January 2014, Mississippi Power entered into an 18-month floating rate bank loan bearing interest based on one-month LIBOR. The term loan was for $250 million aggregate principal amount and the proceeds were used for working capital and other general corporate purposes, including Mississippi Power’s continuous construction program.
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
The outstanding bank loans as of December 31, 2014, all of which relate to Mississippi Power, have covenants that limit debt levels to 65% of total capitalization, as defined in the agreements. For purposes of these definitions, debt excludes any long-term debt payable to affiliated trusts, other hybrid securities, and any securitized debt relating to the securitization of certain costs of the Kemper IGCC. At December 31, 2014, Mississippi Power was in compliance with its debt limits.
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
All borrowings under the FFB Credit Facility are full recourse to Georgia Power, and Georgia Power is obligated to reimburse the DOE for any payments the DOE is required to make to the FFB under the guarantee. Georgia Power's reimbursement obligations to the DOE are full recourse and secured by a first priority lien on (i) Georgia Power's 45.7% undivided ownership interest in Plant Vogtle Units 3 and 4 (primarily the units under construction, the related real property, and any nuclear fuel loaded in the reactor core) and (ii) Georgia Power's rights and obligations under the principal contracts relating to Plant Vogtle Units 3 and 4. There are no restrictions on Georgia Power's ability to grant liens on other property.
Advances may be requested under the FFB Credit Facility on a quarterly basis through 2020. The final maturity date for each advance under the FFB Credit Facility is February 20, 2044. Interest is payable quarterly and principal payments will begin on February 20, 2020. Borrowings under the FFB Credit Facility will bear interest at the applicable U.S. Treasury rate plus a spread equal to 0.375%.
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
On December 11, 2014, Georgia Power made additional borrowings under the FFB Credit Facility in an aggregate principal amount of $200 million. The interest rate applicable to the $200 million advance in December 2014 under the FFB Credit Facility is 3.002% for an interest period that extends to 2044.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

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
In the event certain mandatory prepayment events occur, the FFB's commitment to make further advances under the FFB Credit Facility will terminate and Georgia Power will be required to prepay the outstanding principal amount of all borrowings under the FFB Credit Facility over a period of five years (with level principal amortization). Under certain circumstances, insurance proceeds and any proceeds from an event of taking must be applied to immediately prepay outstanding borrowings under the FFB Credit Facility. Georgia Power also may voluntarily prepay outstanding borrowings under the FFB Credit Facility. Under the FFB Promissory Note, any prepayment (whether mandatory or optional) will be made with a make-whole premium or discount, as applicable.
In connection with any cancellation of Plant Vogtle Units 3 and 4 that results in a mandatory prepayment event, the DOE may elect to continue construction of Plant Vogtle Units 3 and 4. In such an event, the DOE will have the right to assume Georgia Power's rights and obligations under the principal agreements relating to Plant Vogtle Units 3 and 4 and to acquire all or a portion of Georgia Power's ownership interest in Plant Vogtle Units 3 and 4.
Senior Notes
Southern Company and its subsidiaries issued a total of $1.4 billion of senior notes in 2014. Southern Company issued $750 million and its subsidiaries issued a total of $600 million. The proceeds of these issuances were used to repay long-term indebtedness, to repay short-term indebtedness, and for other general corporate purposes, including the applicable subsidiaries' continuous construction programs.
At December 31, 2014 and 2013, Southern Company and its subsidiaries had a total of $18.2 billion and $17.3 billion, respectively, of senior notes outstanding. At December 31, 2014 and 2013, Southern Company had a total of $2.2 billion and $1.8 billion, respectively, of senior notes outstanding.
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
Pollution Control Revenue Bonds
Pollution control obligations represent loans to the traditional operating companies from public authorities of funds derived from sales by such authorities of revenue bonds issued to finance pollution control and solid waste disposal facilities. In some cases, the pollution control obligations represent obligations under installment sales agreements with respect to facilities constructed with the proceeds of pollution control bonds issued by public authorities. The traditional operating companies had $3.2 billion of outstanding pollution control revenue bonds at December 31, 2014 and 2013. The traditional operating companies are required to make payments sufficient for the authorities to meet principal and interest requirements of such bonds. Proceeds from certain issuances are restricted until qualifying expenditures are incurred.
Plant Daniel Revenue Bonds
In 2011, in connection with Mississippi Power's election under its operating lease of Plant Daniel Units 3 and 4 to purchase the assets, Mississippi Power assumed the obligations of the lessor related to $270 million aggregate principal amount of Mississippi Business Finance Corporation Taxable Revenue Bonds, 7.13% Series 1999A due October 20, 2021, issued for the benefit of the lessor. See "Assets Subject to Lien" herein for additional information.
Other Revenue Bonds
Other revenue bond obligations represent loans to Mississippi Power from a public authority of funds derived from the sale by such authority of revenue bonds issued to finance a portion of the costs of constructing the Kemper IGCC and related facilities.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

In November 2013, the MBFC entered into an agreement to issue up to $33.75 million aggregate principal amount of MBFC Taxable Revenue Bonds, Series 2013A (Mississippi Power Company Project) and up to $11.25 million aggregate principal amount of MBFC Taxable Revenue Bonds, Series 2013B (Mississippi Power Company Project) for the benefit of Mississippi Power. In May 2014 and August 2014, the MBFC issued $12.3 million and $10.5 million, respectively, aggregate principal amount of MBFC Taxable Revenue Bonds (Mississippi Power Company Project), Series 2013A for the benefit of Mississippi Power and proceeds were used to reimburse Mississippi Power for the cost of the acquisition, construction, equipping, installation, and improvement of certain equipment and facilities for the lignite mining facility related to the Kemper IGCC. In December 2014, the MBFC Taxable Revenue Bonds (Mississippi Power Company Project), Series 2013A of $22.87 million and Series 2013B of $11.25 million were paid at maturity.
Mississippi Power had $50 million of such obligations outstanding related to tax-exempt revenue bonds at December 31, 2014 and 2013. Mississippi Power had no obligation at December 31, 2014 and $11.3 million of such obligations related to taxable revenue bonds outstanding at December 31, 2013. Such amounts are reflected in the statements of capitalization as long-term senior notes and debt.
Mississippi Power's agreements relating to its taxable revenue bonds include covenants limiting debt levels consistent with those described above under "Bank Term Loans."
Capital Leases
Assets acquired under capital leases are recorded in the balance sheets as utility plant in service and the related obligations are classified as long-term debt.
In September 2013, Mississippi Power entered into a nitrogen supply agreement for the air separation unit of the Kemper IGCC, which resulted in a capital lease obligation at December 31, 2014 of approximately $80 million with an annual interest rate of 4.9%. Amortization of the capital lease asset for the air separation unit will begin when the Kemper IGCC is placed in service.
At December 31, 2014 and 2013, the capitalized lease obligations for Georgia Power's corporate headquarters building were $40 million and $45 million, respectively, with an annual interest rate of 7.9% for both years.
At December 31, 2014 and 2013, Alabama Power had a capitalized lease obligation of $5 million for a natural gas pipeline with an annual interest rate of 6.9%.
At December 31, 2014 and 2013, a subsidiary of Southern Company had capital lease obligations of approximately $34 million and $30 million, respectively, for certain computer equipment including desktops, laptops, servers, printers, and storage devices with annual interest rates that range from 1.4% to 3.2%.
Other Obligations
In 2012, January 2014, and October 2014, Mississippi Power received $150 million, $75 million, and $50 million, respectively, interest-bearing refundable deposits from SMEPA to be applied to the sale price for the pending sale of an undivided interest in the Kemper IGCC. Until the sale is closed, the deposits bear interest at Mississippi Power's AFUDC rate adjusted for income taxes, which was 10.134% per annum for 2014, 9.932% per annum for 2013, and 9.967% per annum for 2012, and are refundable to SMEPA upon termination of the APA related to such purchase or within 15 days of a request by SMEPA for a full or partial refund. In July 2013, Southern Company entered into an agreement with SMEPA under which Southern Company has agreed to guarantee the obligations of Mississippi Power with respect to any required refund of the deposits.
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
Gulf Power has granted one or more liens on certain of its property in connection with the issuance of certain series of pollution control revenue bonds with an outstanding principal amount of $41 million as of December 31, 2014.
The revenue bonds assumed in conjunction with Mississippi Power's purchase of Plant Daniel Units 3 and 4 are secured by Plant Daniel Units 3 and 4 and certain related personal property. See "Plant Daniel Revenue Bonds" herein for additional information.
See "DOE Loan Guarantee Borrowings" above for information regarding certain borrowings of Georgia Power that are secured by a first priority lien on (i) Georgia Power's 45.7% undivided ownership interest in Plant Vogtle Units 3 and 4 (primarily the

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

units under construction, the related real property, and any nuclear fuel loaded in the reactor core) and (ii) Georgia Power's rights and obligations under the principal contracts relating to Plant Vogtle Units 3 and 4.
Bank Credit Arrangements
At December 31, 2014, committed credit arrangements with banks were as follows:

	Expires						Executable Term Loans		Due Within One Year
Company	2015	2016	2017	2018	Total	Unused	One Year	Two Years	Term Out	No Term Out
	(in millions)				(in millions)		(in millions)		(in millions)
Southern Company	$—	$—	$—	$1,000	$1,000	$1,000	$—	$—	$—	$—
Alabama Power	228	50	—	1,030	1,308	1,308	58	—	58	170
Georgia Power	—	150	—	1,600	1,750	1,736	—	—	—	—
Gulf Power	80	165	30	—	275	275	50	—	50	30
Mississippi Power	135	165	—	—	300	300	25	40	65	70
Southern Power	—	—	—	500	500	488	—	—	—	—
Other	70	—	—	—	70	70	20	—	20	50
Total	$513	$530	$30	$4,130	$5,203	$5,177	$153	$40	$193	$320
Most of the bank credit arrangements require payment of commitment fees based on the unused portion of the commitments or the maintenance of compensating balances with the banks. Commitment fees average less than 1/4 of 1% for Southern Company, the traditional operating companies, and Southern Power. Compensating balances are not legally restricted from withdrawal.
Subject to applicable market conditions, Southern Company and its subsidiaries expect to renew their bank credit arrangements as needed, prior to expiration.
Most of these bank credit arrangements contain covenants that limit debt levels to 65% of total capitalization, as defined in the agreements. For purposes of these definitions, debt excludes the long-term debt payable to affiliated trusts and, in certain arrangements, other hybrid securities and, for Mississippi Power, any securitized debt relating to the securitization of certain costs of the Kemper IGCC. At December 31, 2014, Southern Company, the traditional operating companies, and Southern Power were each in compliance with their respective debt limit covenants.
A portion of the $5.2 billion unused credit with banks is allocated to provide liquidity support to the traditional operating companies' variable rate pollution control revenue bonds and commercial paper programs. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of December 31, 2014 was approximately $1.8 billion. In addition, at December 31, 2014, the traditional operating companies had $476 million of fixed rate pollution control revenue bonds outstanding that were required to be remarketed within the next 12 months. As of December 31, 2014, $98 million of certain pollution control revenue bonds of Georgia Power were reclassified to securities due within one year in anticipation of their redemption in connection with unit retirement decisions. See Note 3 under "Retail Regulatory Matters – Georgia Power – Integrated Resource Plans" for additional information.
Southern Company, the traditional operating companies, and Southern Power make short-term borrowings primarily through commercial paper programs that have the liquidity support of the committed bank credit arrangements described above. Southern Company, the traditional operating companies, and Southern Power may also borrow through various other arrangements with banks. Commercial paper and short-term bank term loans are included in notes payable in the balance sheets.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Details of short-term borrowings were as follows:

	Short-term Debt at the End of the Period
	Amount Outstanding	Weighted Average Interest Rate
	(in millions)
December 31, 2014:
Commercial paper	$803	0.3%
Short-term bank debt	—	—%
Total	$803	0.3%
December 31, 2013:
Commercial paper	$1,082	0.2%
Short-term bank debt	400	0.9%
Total	$1,482	0.4%
Redeemable Preferred Stock of Subsidiaries
Each of the traditional operating companies has issued preferred and/or preference stock. The preferred stock of Alabama Power and Mississippi Power contains a feature that allows the holders to elect a majority of such subsidiary's board of directors if preferred dividends are not paid for four consecutive quarters. Because such a potential redemption-triggering event is not solely within the control of Alabama Power and Mississippi Power, this preferred stock is presented as "Redeemable Preferred Stock of Subsidiaries" in a manner consistent with temporary equity under applicable accounting standards. The preferred and preference stock at Georgia Power and the preference stock at Alabama Power and Gulf Power do not contain such a provision. As a result, under applicable accounting standards, the preferred and preference stock at Georgia Power and the preference stock at Alabama Power and Gulf Power are presented as "noncontrolling interest," a separate component of "Stockholders' Equity," on Southern Company's balance sheets, statements of capitalization, and statements of stockholders' equity.
There were no changes for the years ended December 31, 2014 and 2013 in redeemable preferred stock of subsidiaries for Southern Company.
7. COMMITMENTS
Fuel and Purchased Power Agreements
To supply a portion of the fuel requirements of the generating plants, the Southern Company system has entered into various long-term commitments for the procurement and delivery of fossil and nuclear fuel which are not recognized on the balance sheets. In 2014, 2013, and 2012, the traditional operating companies and Southern Power incurred fuel expense of $6.0 billion, $5.5 billion, and $5.1 billion, respectively, the majority of which was purchased under long-term commitments. Southern Company expects that a substantial amount of the Southern Company system's future fuel needs will continue to be purchased under long-term commitments.
In addition, the Southern Company system has entered into various long-term commitments for the purchase of capacity and electricity, some of which are accounted for as operating leases or have been used by a third party to secure financing. Total capacity expense under PPAs accounted for as operating leases was $198 million, $157 million, and $171 million for 2014, 2013, and 2012, respectively.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Estimated total obligations under these commitments at December 31, 2014 were as follows:

	Operating Leases (1)	Other
	(in millions)
2015	$230	$11
2016	234	11
2017	264	10
2018	270	7
2019	274	6
2020 and thereafter	1,980	50
Total	$3,252	$95

(1)
A total of $1.1 billion of biomass PPAs included under operating leases is contingent upon the counterparties meeting specified contract dates for commercial operation and may change as a result of regulatory action.

Operating Leases
The Southern Company system has operating lease agreements with various terms and expiration dates. Total rent expense was $118 million, $123 million, and $155 million for 2014, 2013, and 2012, respectively. Southern Company includes any step rents, escalations, and lease concessions in its computation of minimum lease payments, which are recognized on a straight-line basis over the minimum lease term.
As of December 31, 2014, estimated minimum lease payments under operating leases were as follows:

	Minimum Lease Payments
	Barges & Railcars	Other	Total
	(in millions)
2015	$50	$50	$100
2016	41	48	89
2017	18	47	65
2018	9	35	44
2019	6	23	29
2020 and thereafter	20	228	248
Total	$144	$431	$575
For the traditional operating companies, a majority of the barge and railcar lease expenses are recoverable through fuel cost recovery provisions. In addition to the above rental commitments, Alabama Power and Georgia Power have obligations upon expiration of certain leases with respect to the residual value of the leased property. These leases have terms expiring through 2024 with maximum obligations under these leases of $53 million. At the termination of the leases, the lessee may renew the lease or exercise its purchase option or the property can be sold to a third party. Alabama Power and Georgia Power expect that the fair market value of the leased property would substantially reduce or eliminate the payments under the residual value obligations.
Guarantees
In December 2013, Georgia Power entered into an agreement that requires Georgia Power to guarantee certain payments of a gas supplier for Plant McIntosh for a period up to 15 years. The guarantee is expected to be terminated if certain events occur within one year of the initial gas deliveries in 2017. In the event the gas supplier defaults on payments, the maximum potential exposure under the guarantee is approximately $43 million.
As discussed above under "Operating Leases," Alabama Power and Georgia Power have entered into certain residual value guarantees.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

8. COMMON STOCK
Stock Issued
During 2014, Southern Company issued approximately 20.8 million shares of common stock (including approximately 5.0 million treasury shares) for approximately $806 million through the employee and director stock plans and the Southern Investment Plan. The Company may satisfy its obligations with respect to the plans in several ways, including through using newly issued shares or treasury shares or acquiring shares on the open market through the independent plan administrators.
From August 2013 through December 2014, Southern Company used shares held in treasury, to the extent available, and newly issued shares to satisfy the requirements under the Southern Investment Plan and the employee savings plan. Beginning in January 2015, Southern Company ceased issuing additional shares under the Southern Investment Plan and the employee savings plan. All sales under these plans are now being funded with shares acquired on the open market by the independent plan administrators.
Beginning in 2015, Southern Company expects to repurchase shares of common stock to offset all or a portion of the incremental shares issued under its employee and director stock plans, including through stock option exercises. The Southern Company Board of Directors has approved the repurchase of up to 20 million shares of common stock for such purpose until December 31, 2017. Repurchases may be made by means of open market purchases, privately negotiated transactions, or accelerated or other share repurchase programs, in accordance with applicable securities laws.
Shares Reserved
At December 31, 2014, a total of 93 million shares were reserved for issuance pursuant to the Southern Investment Plan, the Employee Savings Plan, the Outside Directors Stock Plan, and the Omnibus Incentive Compensation Plan (which includes stock options and performance shares units as discussed below). Of the total 93 million shares reserved, there were 15 million shares of common stock remaining available for awards under the Omnibus Incentive Compensation Plan as of December 31, 2014.
Stock Options
Southern Company provides non-qualified stock options through its Omnibus Incentive Compensation Plan to a large segment of Southern Company system employees ranging from line management to executives. As of December 31, 2014, there were 5,437 current and former employees participating in the stock option program. The prices of options were at the fair market value of the shares on the dates of grant. These options become exercisable pro rata over a maximum period of three years from the date of grant. Southern Company generally recognizes stock option expense on a straight-line basis over the vesting period which equates to the requisite service period; however, for employees who are eligible for retirement, the total cost is expensed at the grant date. Options outstanding will expire no later than 10 years after the date of grant, unless terminated earlier by the Southern Company Board of Directors in accordance with the Omnibus Incentive Compensation Plan. Stock options held by employees of a company undergoing a change in control vest upon the change in control.
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
The following table shows the assumptions used in the pricing model and the weighted average grant-date fair value of stock options granted:

Year Ended December 31	2014	2013	2012
Expected volatility	14.6%	16.6%	17.7%
Expected term (in years)	5	5	5
Interest rate	1.5%	0.9%	0.9%
Dividend yield	4.9%	4.4%	4.2%
Weighted average grant-date fair value	$2.20	$2.93	$3.39

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Southern Company's activity in the stock option program for 2014 is summarized below:

	Shares Subject to Option	Weighted Average Exercise Price
Outstanding at December 31, 2013	38,819,366	$38.64
Granted	12,812,691	41.40
Exercised	11,585,363	35.06
Cancelled	117,375	42.72
Outstanding at December 31, 2014	39,929,319	$40.55
Exercisable at December 31, 2014	20,695,310	$38.76
The number of stock options vested, and expected to vest in the future, as of December 31, 2014 was not significantly different from the number of stock options outstanding at December 31, 2014 as stated above. As of December 31, 2014, the weighted average remaining contractual term for the options outstanding and options exercisable was approximately seven years and six years, respectively, and the aggregate intrinsic value for the options outstanding and options exercisable was $342 million and $214 million, respectively.
As of December 31, 2014, there was $10 million of total unrecognized compensation cost related to stock option awards not yet vested. That cost is expected to be recognized over a weighted-average period of approximately 16 months.
For the years ended December 31, 2014, 2013, and 2012, total compensation cost for stock option awards recognized in income was $27 million, $25 million, and $23 million, respectively, with the related tax benefit also recognized in income of $10 million, $10 million, and $9 million, respectively.
The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $125 million, $77 million, and $162 million, respectively. The actual tax benefit realized by the Company for the tax deductions from stock option exercises totaled $48 million, $30 million, and $62 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Southern Company has a policy of issuing shares to satisfy share option exercises. Cash received from issuances related to option exercises under the share-based payment arrangements for the years ended December 31, 2014, 2013, and 2012 was $400 million, $204 million, and $397 million, respectively.
Performance Shares
Southern Company provides performance share award units through its Omnibus Incentive Compensation Plan to a large segment of Southern Company system employees ranging from line management to executives. The performance share units granted under the plan vest at the end of a three-year performance period which equates to the requisite service period. Employees that retire prior to the end of the three-year period receive a pro rata number of shares, issued at the end of the performance period, based on actual months of service prior to retirement. The value of the award units is based on Southern Company's total shareholder return (TSR) over the three-year performance period which measures Southern Company's relative performance against a group of industry peers. The performance shares are delivered in common stock following the end of the performance period based on Southern Company's actual TSR and may range from 0% to 200% of the original target performance share amount. Performance share units held by employees of a company undergoing a change in control vest upon the change in control.
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

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

The following table shows the assumptions used in the pricing model and the weighted average grant-date fair value of performance share award units granted:

Year Ended December 31	2014	2013	2012
Expected volatility	12.6%	12.0%	16.0%
Expected term (in years)	3	3	3
Interest rate	0.6%	0.4%	0.4%
Annualized dividend rate	$2.03	$1.96	$1.89
Weighted average grant-date fair value	$37.54	$40.50	$41.99
Total unvested performance share units outstanding as of December 31, 2013 were 1,643,759. During 2014, 1,057,813 performance share units were granted, 755,716 performance share units were vested, and 115,475 performance share units were forfeited, resulting in 1,830,381 unvested units outstanding at December 31, 2014. In January 2015, the vested performance share award units were converted into 105,783 shares outstanding at a share price of $49.71 for the three-year performance and vesting period ended December 31, 2014.
For the years ended December 31, 2014, 2013, and 2012, total compensation cost for performance share units recognized in income was $33 million, $31 million, and $28 million, respectively, with the related tax benefit also recognized in income of $13 million, $12 million, and $11 million, respectively. As of December 31, 2014, there was $37 million of total unrecognized compensation cost related to performance share award units that will be recognized over a weighted-average period of approximately 20 months.
Diluted Earnings Per Share
For Southern Company, the only difference in computing basic and diluted earnings per share is attributable to awards outstanding under the stock option and performance share plans. The effect of both stock options and performance share award units were determined using the treasury stock method. Shares used to compute diluted earnings per share were as follows:

	Average Common Stock Shares
	2014	2013	2012
	(in millions)
As reported shares	897	877	871
Effect of options and performance share award units	4	4	8
Diluted shares	901	881	879
Stock options and performance share award units that were not included in the diluted earnings per share calculation because they were anti-dilutive were $7 million and $16 million as of December 31, 2014 and 2013, respectively.
Common Stock Dividend Restrictions
The income of Southern Company is derived primarily from equity in earnings of its subsidiaries. At December 31, 2014, consolidated retained earnings included $6.4 billion of undistributed retained earnings of the subsidiaries.
9. NUCLEAR INSURANCE
Under the Price-Anderson Amendments Act (Act), Alabama Power and Georgia Power maintain agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the companies' nuclear power plants. The Act provides funds up to $13.6 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $375 million by American Nuclear Insurers (ANI), with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors. A company could be assessed up to $127 million per incident for each licensed reactor it operates but not more than an aggregate of $19 million per incident to be paid in a calendar year for each reactor. Such maximum assessment, excluding any applicable state premium taxes, for Alabama Power and Georgia Power, based on its ownership and buyback interests in all licensed reactors, is $255 million and $247 million, respectively, per incident, but not more than an aggregate of $38 million and $37 million, respectively, per company to be paid for each incident in any one year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years. The next scheduled adjustment is due no later than September 10, 2018. See Note 4 herein for additional information on joint ownership agreements.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Alabama Power and Georgia Power are members of Nuclear Electric Insurance Limited (NEIL), a mutual insurer established to provide property damage insurance in an amount up to $1.5 billion for members' operating nuclear generating facilities. Additionally, both companies have NEIL policies that currently provide decontamination, excess property insurance, and premature decommissioning coverage up to $1.25 billion for nuclear losses in excess of the $1.5 billion primary coverage. On April 1, 2014, NEIL introduced a new excess non-nuclear policy providing coverage up to $750 million for non-nuclear losses in excess of the $1.5 billion primary coverage.
NEIL also covers the additional costs that would be incurred in obtaining replacement power during a prolonged accidental outage at a member's nuclear plant. Members can purchase this coverage, subject to a deductible waiting period of up to 26 weeks, with a maximum per occurrence per unit limit of $490 million. After the deductible period, weekly indemnity payments would be received until either the unit is operational or until the limit is exhausted in approximately three years. Alabama Power and Georgia Power each purchase limits based on the projected full cost of replacement power, subject to ownership limitations. Each facility has elected a 12-week deductible waiting period.
A builders' risk property insurance policy has been purchased from NEIL for the construction of Plant Vogtle Units 3 and 4. This policy provides the Owners up to $2.75 billion for accidental property damage occurring during construction.
Under each of the NEIL policies, members are subject to assessments each year if losses exceed the accumulated funds available to the insurer. The current maximum annual assessments for Alabama Power and Georgia Power under the NEIL policies would be $50 million and $72 million, respectively.
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

As of December 31, 2014, assets and liabilities measured at fair value on a recurring basis during the period, together with the level of the fair value hierarchy in which they fall, were as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2014:	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Assets:
Energy-related derivatives	$—	$13	$—	$13
Interest rate derivatives	—	8	—	8
Nuclear decommissioning trusts:(a)
Domestic equity	583	85	—	668
Foreign equity	34	184	—	218
U.S. Treasury and government agency securities	—	130	—	130
Municipal bonds	—	62	—	62
Corporate bonds	—	299	—	299
Mortgage and asset backed securities	—	139	—	139
Other	11	13	3	27
Cash equivalents	397	—	—	397
Other investments	9	—	1	10
Total	$1,034	$933	$4	$1,971
Liabilities:
Energy-related derivatives	$—	$201	$—	$201
Interest rate derivatives	—	24	—	24
Total	$—	$225	$—	$225

(a)
Includes the investment securities pledged to creditors and collateral received, and excludes receivables related to investment income, pending investment sales, and payables related to pending investment purchases and the lending pool. See Note 1 under "Nuclear Decommissioning" for additional information.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

As of December 31, 2013, assets and liabilities measured at fair value on a recurring basis during the period, together with the level of the fair value hierarchy in which they fall, were as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2013:	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Assets:
Energy-related derivatives	$—	$24	$—	$24
Interest rate derivatives	—	3	—	3
Nuclear decommissioning trusts:(a)
Domestic equity	589	75	—	664
Foreign equity	35	196	—	231
U.S. Treasury and government agency securities	—	103	—	103
Municipal bonds	—	64	—	64
Corporate bonds	—	229	—	229
Mortgage and asset backed securities	—	132	—	132
Other	—	37	3	40
Cash equivalents	491	—	—	491
Other investments	9	—	4	13
Total	$1,124	$863	$7	$1,994
Liabilities:
Energy-related derivatives	$—	$56	$—	$56

(a)
Includes the investment securities pledged to creditors and collateral received, and excludes receivables related to investment income, pending investment sales, and payables related to pending investment purchases and the lending pool. See Note 1 under "Nuclear Decommissioning" for additional information.

Valuation Methodologies
The energy-related derivatives primarily consist of over-the-counter financial products for natural gas and physical power products, including, from time to time, basis swaps. These are standard products used within the energy industry and are valued using the market approach. The inputs used are mainly from observable market sources, such as forward natural gas prices, power prices, implied volatility, and overnight index swap interest rates. Interest rate derivatives are also standard over-the-counter financial products valued using the market approach. Inputs for interest rate derivatives include LIBOR interest rates, interest rate futures contracts, and occasionally, implied volatility of interest rate options. See Note 11 for additional information on how these derivatives are used.
For fair value measurements of the investments within the nuclear decommissioning trusts, external pricing vendors are designated for each asset class with each security specifically assigned a primary pricing source. For investments held within commingled funds, fair value is determined at the end of each business day through the net asset value, which is established by obtaining the underlying securities' individual prices from the primary pricing source.
A market price secured from the primary source vendor is then evaluated by management in its valuation of the assets within the trusts. As a general approach, fixed income market pricing vendors gather market data (including indices and market research reports) and integrate relative credit information, observed market movements, and sector news into proprietary pricing models, pricing systems, and mathematical tools. Dealer quotes and other market information, including live trading levels and pricing analysts' judgment, are also obtained when available.
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

"Other investments" include investments that are not traded in the open market. The fair value of these investment have been determined based on market factors including comparable multiples and the expectations regarding cash flows and business plan executions.
As of December 31, 2014 and 2013, the fair value measurements of investments calculated at net asset value per share (or its equivalent), as well as the nature and risks of those investments, were as follows:

	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
As of December 31, 2014:	(in millions)
Nuclear decommissioning trusts:
Foreign equity funds	$121	None	Monthly	5 days
Equity – commingled funds	63	None	Daily/Monthly	Daily/7 days
Debt – commingled funds	15	None	Daily	5 days
Other – commingled funds	8	None	Daily	Not applicable
Other – money market funds	11	None	Daily	Not applicable
Trust-owned life insurance	115	None	Daily	15 days
Cash equivalents:
Money market funds	397	None	Daily	Not applicable
As of December 31, 2013:
Nuclear decommissioning trusts:
Foreign equity funds	$131	None	Monthly	5 days
Corporate bonds – commingled funds	8	None	Daily	Not applicable
Equity – commingled funds	65	None	Daily/Monthly	Daily/7 days
Other – commingled funds	24	None	Daily	Not applicable
Trust-owned life insurance	110	None	Daily	15 days
Cash equivalents:
Money market funds	491	None	Daily	Not applicable
The NRC requires licensees of commissioned nuclear power reactors to establish a plan for providing reasonable assurance of funds for future decommissioning. Alabama Power and Georgia Power have the Funds to comply with the NRC's regulations. The foreign equity fund in Georgia Power's nuclear decommissioning trusts seeks to provide long-term capital appreciation. In pursuing this investment objective, the foreign equity fund primarily invests in a diversified portfolio of equity securities of foreign companies, including those in emerging markets. These equity securities may include, but are not limited to, common stocks, preferred stocks, real estate investment trusts, convertible securities, depositary receipts, including American depositary receipts, European depositary receipts, and global depositary receipts; and rights and warrants to buy common stocks. Georgia Power may withdraw all or a portion of its investment on the last business day of each month subject to a minimum withdrawal of $1 million, provided that a minimum investment of $10 million remains. If notices of withdrawal exceed 20% of the aggregate value of the foreign equity fund, then the foreign equity fund's board may refuse to permit the withdrawal of all such investments and may scale down the amounts to be withdrawn pro rata and may further determine that any withdrawal that has been postponed will have priority on the subsequent withdrawal date.
The other-commingled funds and other-money market funds in Georgia Power's nuclear decommissioning trusts are invested primarily in a diversified portfolio of high quality, short-term, liquid debt securities. The funds represent the cash collateral received under the Funds' managers' securities lending program and/or the excess cash held within each separate investment account. The primary objective of the funds is to provide a high level of current income consistent with stability of principal and liquidity. The funds invest primarily in, but not limited to, commercial paper, floating and variable rate demand notes, debt securities issued or guaranteed by the U.S. government or its agencies or instrumentalities, time deposits, repurchase agreements, municipal obligations, notes, and other high-quality short-term liquid debt securities that mature in 90 days or less. Redemptions are available on a same day basis up to the full amount of the investment in the funds. See Note 1 under "Nuclear Decommissioning" for additional information.
Alabama Power's nuclear decommissioning trusts include investments in TOLI. The taxable nuclear decommissioning trusts invest in the TOLI in order to minimize the impact of taxes on the portfolios and can draw on the value of the TOLI through death

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

proceeds, loans against the cash surrender value, and/or the cash surrender value, subject to legal restrictions. The amounts reported in the table above reflect the fair value of investments the insurer has made in relation to the TOLI agreements. The nuclear decommissioning trusts do not own the underlying investments, but the fair value of the investments approximates the cash surrender value of the TOLI policies. The investments made by the insurer are in commingled funds. These commingled funds, along with other equity and debt commingled funds held in Alabama Power's nuclear decommissioning trusts, primarily include investments in domestic and international equity securities and predominantly high-quality fixed income securities. These fixed income securities may include U.S. Treasury and government agency fixed income securities, non-U.S. government and agency fixed income securities, domestic and foreign corporate fixed income securities, and mortgage and asset backed securities. The passively managed funds seek to replicate the performance of a related index. The actively managed funds seek to exceed the performance of a related index through security analysis and selection. See Note 1 under "Nuclear Decommissioning" for additional information.
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
As of December 31, 2014 and 2013, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Carrying Amount	Fair Value
	(in millions)
Long-term debt:
2014	$24,015	$25,816
2013	$21,650	$22,197
The fair values are determined using Level 2 measurements and are based on quoted market prices for the same or similar issues or on the current rates offered to Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power.
11. DERIVATIVES
Southern Company, the traditional operating companies, and Southern Power are exposed to market risks, primarily commodity price risk, interest rate risk, and occasionally foreign currency risk. To manage the volatility attributable to these exposures, each company nets its exposures, where possible, to take advantage of natural offsets and enters into various derivative transactions for the remaining exposures pursuant to each company's policies in areas such as counterparty exposure and risk management practices. Each company's policy is that derivatives are to be used primarily for hedging purposes and mandates strict adherence to all applicable risk management policies. Derivative positions are monitored using techniques including, but not limited to, market valuation, value at risk, stress testing, and sensitivity analysis. Derivative instruments are recognized at fair value in the balance sheets as either assets or liabilities and are presented on a gross basis. See Note 10 herein for additional information. In the statements of cash flows, the cash impacts of settled energy-related and interest rate derivatives are recorded as operating activities and the cash impacts of settled foreign currency derivatives are recorded as investing activities.
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

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

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
At December 31, 2014, the net volume of energy-related derivative contracts for natural gas positions totaled 244 million mmBtu for the Southern Company system, with the longest hedge date of 2019 over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date of 2017 for derivatives not designated as hedges.
In addition to the volumes discussed above, the traditional operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 6 million mmBtu.
For cash flow hedges, the amounts expected to be reclassified from accumulated OCI to earnings for the next 12-month period ending December 31, 2015 are immaterial for Southern Company.
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

At December 31, 2014, the following interest rate derivatives were outstanding:

	Notional Amount	Interest Rate Received	Weighted Average Interest Rate Paid	Hedge Maturity Date	Fair Value Gain (Loss) December 31, 2014
	(in millions)				(in millions)
Cash Flow Hedges of Forecasted Debt
	$200	3-month LIBOR	2.93%	October 2025	$(8)
	350	3-month LIBOR	2.57%	May 2025	(6)
	350	3-month LIBOR	2.57%	November 2025	(2)
Cash Flow Hedges of Existing Debt
	250	3-month LIBOR + 0.32%	0.75%	March 2016	—
	200	3-month LIBOR + 0.40%	1.01%	August 2016	—
Fair Value Hedges of Existing Debt
	250	1.30%	3-month LIBOR + 0.17%	August 2017	1
	250	5.40%	3-month LIBOR + 4.02%	June 2018	(1)
	200	4.25%	3-month LIBOR + 2.46%	December 2019	—
Total	$2,050				$(16)
The estimated pre-tax losses that will be reclassified from accumulated OCI to interest expense for the next 12-month period ending December 31, 2015 are immaterial. The Company has deferred gains and losses that are expected to be amortized into earnings through 2037.
Foreign Currency Derivatives
Southern Company and certain subsidiaries may enter into foreign currency derivatives to hedge exposure to changes in foreign currency exchange rates arising from purchases of equipment denominated in a currency other than U.S. dollars. Derivatives related to a firm commitment in a foreign currency transaction are accounted for as a fair value hedge where the derivatives' fair value gains or losses and the hedged items' fair value gains or losses are both recorded directly to earnings. Derivatives related to a forecasted transaction are accounted for as cash flow hedges where the effective portion of the derivatives' fair value gains or losses is recorded in OCI and is reclassified into earnings at the same time the hedged transactions affect earnings. The derivatives employed as hedging instruments are structured to minimize ineffectiveness. Any ineffectiveness is recorded directly to earnings; however, Mississippi Power has regulatory approval allowing it to defer any ineffectiveness associated with firm commitments related to the Kemper IGCC to a regulatory asset. At December 31, 2014, there were no foreign currency derivatives outstanding.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Derivative Financial Statement Presentation and Amounts
At December 31, 2014 and 2013, the fair value of energy-related derivatives and interest rate derivatives was reflected in the balance sheets as follows:

	Asset Derivatives			Liability Derivatives
Derivative Category	Balance Sheet Location	2014	2013	Balance Sheet Location	2014	2013
		(in millions)			(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:	Other current assets	$7	$16	Other current liabilities	$118	$26
	Other deferred charges and assets	—	7	Other deferred credits and liabilities	79	29
Total derivatives designated as hedging instruments for regulatory purposes		$7	$23		$197	$55
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:	Other current assets	$7	$3	Other current liabilities	$17	$—
	Other deferred charges and assets	1	—	Other deferred credits and liabilities	7	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges		$8	$3		$24	$—
Derivatives not designated as hedging instruments
Energy-related derivatives	Other current assets	$6	$—	Other current liabilities	$4	$1
	Other deferred charges and assets	—	1	Other deferred credits and liabilities	—	—
Total derivatives not designated as hedging instruments		$6	$1		$4	$1
Total		$21	$27		$225	$56

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

The Company's derivative contracts are not subject to master netting arrangements or similar agreements and are reported gross on the Company's financial statements. Some of these energy-related and interest rate derivative contracts may contain certain provisions that permit intra-contract netting of derivative receivables and payables for routine billing and offsets related to events of default and settlements. Amounts related to energy-related derivative contracts and interest rate derivative contracts at December 31, 2014 and 2013 are presented in the following tables.

Fair Value
Assets	2014	2013	Liabilities	2014	2013
	(in millions)			(in millions)
Energy-related derivatives presented in the Balance Sheet (a)	$13	$24	Energy-related derivatives presented in the Balance Sheet (a)	$201	$56
Gross amounts not offset in the Balance Sheet (b)	(9)	(22)	Gross amounts not offset in the Balance Sheet (b)	(9)	(22)
Net energy-related derivative assets	$4	$2	Net energy-related derivative liabilities	$192	$34
Interest rate derivatives presented in the Balance Sheet (a)	$8	$3	Interest rate derivatives presented in the Balance Sheet (a)	$24	$—
Gross amounts not offset in the Balance Sheet (b)	(8)	—	Gross amounts not offset in the Balance Sheet (b)	(8)	—
Net interest rate derivative assets	$—	$3	Net interest rate derivative liabilities	$16	$—

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
At December 31, 2014 and 2013, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred on the balance sheets were as follows:

	Unrealized Losses			Unrealized Gains
Derivative Category	Balance Sheet Location	2014	2013	Balance Sheet Location	2014	2013
		(in millions)			(in millions)
Energy-related derivatives:	Other regulatory assets, current	$(118)	$(26)	Other regulatory liabilities, current	$7	$16
	Other regulatory assets, deferred	(79)	(29)	Other regulatory liabilities, deferred	—	7
Total energy-related derivative gains (losses)		$(197)	$(55)		$7	$23
For the years ended December 31, 2014, 2013, and 2012, the pre-tax effects of interest rate and foreign currency derivatives designated as fair value hedging instruments on the statements of income were immaterial on a gross basis for Southern Company. Furthermore, the pre-tax effects of interest rate derivatives designated as fair value hedging instruments on Southern Company's statements of income were offset by changes to the carrying value of long-term debt and the pre-tax effects of foreign currency derivatives designated as fair value hedging instruments on Southern Company's statements of income were offset by changes in the fair value of the purchase commitment related to equipment purchases.
For the years ended December 31, 2014, 2013, and 2012, the pre-tax effects of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments recognized in OCI and those reclassified from OCI into earnings were immaterial for Southern Company.
There was no material ineffectiveness recorded in earnings for any period presented.
For the years ended December 31, 2014, 2013, and 2012, the pre-tax effects of energy-related and foreign currency derivatives not designated as hedging instruments on the statements of income were immaterial for Southern Company.
For the Southern Company system's energy-related derivatives not designated as hedging instruments, a portion of the pre-tax realized and unrealized gains and losses was associated with hedging fuel price risk of certain PPA customers and had no impact on net income or on fuel expense as presented in the Company's statements of income for the years ended December 31, 2014, 2013, and 2012. This third party hedging activity has been discontinued.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

Contingent Features
The Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At December 31, 2014, Southern Company's collateral posted with its derivative counterparties was immaterial.
At December 31, 2014, the fair value of derivative liabilities with contingent features was $54 million. The maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were $54 million and include certain agreements that could require collateral in the event that one or more Southern Company system power pool participants has a credit rating change to below investment grade.
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
Southern Company's reportable business segments are the sale of electricity by the four traditional operating companies and Southern Power. Revenues from sales by Southern Power to the traditional operating companies were $383 million, $346 million, and $425 million in 2014, 2013, and 2012, respectively. The "All Other" column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in telecommunications and leveraged lease projects. All other inter-segment revenues are not material. Financial data for business segments and products and services for the years ended December 31, 2014, 2013, and 2012 was as follows:

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

	Electric Utilities
	Traditional Operating Companies	Southern Power	Eliminations	Total	All Other	Eliminations	Consolidated
	(in millions)
2014
Operating revenues	$17,354	$1,501	$(449)	$18,406	$159	$(98)	$18,467
Depreciation and amortization	1,709	220	—	1,929	16	—	1,945
Interest income	17	1	—	18	3	(2)	19
Interest expense	705	89	—	794	43	(2)	835
Income taxes	1,056	(3)	—	1,053	(76)	—	977
Segment net income (loss)(a) (b)	1,797	172	—	1,969	(3)	(3)	1,963
Total assets	64,644	5,550	(131)	70,063	1,156	(296)	70,923
Gross property additions	5,568	942	—	6,510	11	1	6,522
2013
Operating revenues	$16,136	$1,275	$(376)	$17,035	$139	$(87)	$17,087
Depreciation and amortization	1,711	175	—	1,886	15	—	1,901
Interest income	17	1	—	18	2	(1)	19
Interest expense	714	74	—	788	36	—	824
Income taxes	889	46	—	935	(85)	(1)	849
Segment net income (loss)(a) (b)	1,486	166	—	1,652	(10)	2	1,644
Total assets	59,447	4,429	(101)	63,775	1,077	(306)	64,546
Gross property additions	5,226	633	—	5,859	9	—	5,868
2012
Operating revenues	$15,730	$1,186	$(438)	$16,478	$141	$(82)	$16,537
Depreciation and amortization	1,629	143	—	1,772	15	—	1,787
Interest income	21	1	—	22	19	(1)	40
Interest expense	757	63	—	820	39	—	859
Income taxes	1,307	93	—	1,400	(66)	—	1,334
Segment net income (loss)(a)	2,145	175	1	2,321	33	(4)	2,350
Total assets	58,600	3,780	(129)	62,251	1,116	(218)	63,149
Gross property additions	4,813	241	—	5,054	5	—	5,059

(a)	After dividends on preferred and preference stock of subsidiaries.

(b)
Segment net income (loss) for the traditional operating companies in 2014 and 2013 includes $868 million in pre-tax charges ($536 million after tax) and $1.2 billion in pre-tax charges ($729 million after tax), respectively, for estimated probable losses on the Kemper IGCC. See Note 3 under "Integrated Coal Gasification Combined Cycle – Kemper IGCC Schedule and Cost Estimate" for additional information.

Products and Services

Electric Utilities' Revenues
Year	Retail	Wholesale	Other	Total
	(in millions)
2014	$15,550	$2,184	$672	$18,406
2013	14,541	1,855	639	17,035
2012	14,187	1,675	616	16,478

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Company and Subsidiary Companies 2014 Annual Report

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized quarterly financial information for 2014 and 2013 is as follows:

			Consolidated Net Income After Dividends on Preferred and Preference Stock of Subsidiaries	Per Common Share
	Operating Revenues	Operating Income		Basic Earnings	Diluted Earnings		Trading Price Range
Quarter Ended						Dividends	High	Low
	(in millions)
March 2014	$4,644	$700	$351	$0.39	$0.39	$0.5075	$44.00	$40.27
June 2014	4,467	1,103	611	0.68	0.68	0.5250	46.81	42.55
September 2014	5,339	1,278	718	0.80	0.80	0.5250	45.47	41.87
December 2014	4,017	561	283	0.31	0.31	0.5250	51.28	43.55

March 2013	$3,897	$325	$81	$0.09	$0.09	$0.4900	$46.95	$42.82
June 2013	4,246	640	297	0.34	0.34	0.5075	48.74	42.32
September 2013	5,017	1,491	852	0.97	0.97	0.5075	45.75	40.63
December 2013	3,927	799	414	0.47	0.47	0.5075	42.94	40.03
As a result of the revisions to the cost estimate for the Kemper IGCC, Southern Company recorded total pre-tax charges to income for the estimated probable losses on the Kemper IGCC of $70.0 million ($43.2 million after tax) in the fourth quarter 2014, $418.0 million ($258.1 million after tax) in the third quarter 2014, $380.0 million ($234.7 million after tax) in the first quarter 2014, $40.0 million ($24.7 million after tax) in the fourth quarter 2013, $150.0 million ($92.6 million after tax) in the third quarter 2013, $450.0 million ($277.9 million after tax) in the second quarter 2013, and $540.0 million ($333.5 million after tax) in the first quarter 2013. In the aggregate, Southern Company has incurred charges of $2.05 billion ($1.26 billion after tax) as a result of changes in the cost estimate for the Kemper IGCC through December 31, 2014. See Note 3 under "Integrated Coal Gasification Combined Cycle" for additional information.
The Southern Company system's business is influenced by seasonal weather conditions.

    Table of Contents                                Index to Financial Statements

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
For the Periods Ended December 2010 through 2014
Southern Company and Subsidiary Companies 2014 Annual Report

	2014	2013	2012	2011	2010
Operating Revenues (in millions)	$18,467	$17,087	$16,537	$17,657	$17,456
Total Assets (in millions)	$70,923	$64,546	$63,149	$59,267	$55,032
Gross Property Additions (in millions)	$6,522	$5,868	$5,059	$4,853	$4,443
Return on Average Common Equity (percent)	10.08	8.82	13.10	13.04	12.71
Cash Dividends Paid Per Share of Common Stock	$2.0825	$2.0125	$1.9425	$1.8725	$1.8025
Consolidated Net Income After Preferred and Preference Stock of Subsidiaries (in millions)	$1,963	$1,644	$2,350	$2,203	$1,975
Earnings Per Share —
Basic	$2.19	$1.88	$2.70	$2.57	$2.37
Diluted	2.18	1.87	2.67	2.55	2.36
Capitalization (in millions):
Common stock equity	$19,949	$19,008	$18,297	$17,578	$16,202
Preferred and preference stock of subsidiaries and noncontrolling interest	977	756	707	707	707
Redeemable preferred stock of subsidiaries	375	375	375	375	375
Redeemable noncontrolling interest	39	—	—	—	—
Long-term debt	20,841	21,344	19,274	18,647	18,154
Total (excluding amounts due within one year)	$42,181	$41,483	$38,653	$37,307	$35,438
Capitalization Ratios (percent):
Common stock equity	47.3	45.8	47.3	47.1	45.7
Preferred and preference stock of subsidiaries and noncontrolling interest	2.3	1.8	1.8	1.9	2.0
Redeemable preferred stock of subsidiaries	0.9	0.9	1.0	1.0	1.1
Redeemable noncontrolling interest	0.1	—	—	—	—
Long-term debt	49.4	51.5	49.9	50.0	51.2
Total (excluding amounts due within one year)	100.0	100.0	100.0	100.0	100.0
Other Common Stock Data:
Book value per share	$21.98	$21.43	$21.09	$20.32	$19.21
Market price per share:
High	$51.28	$48.74	$48.59	$46.69	$38.62
Low	43.55	40.03	41.75	35.73	30.85
Close (year-end)	49.11	41.11	42.81	46.29	38.23
Market-to-book ratio (year-end) (percent)	223.4	191.8	203.0	227.8	199.0
Price-earnings ratio (year-end) (times)	22.4	21.9	15.9	18.0	16.1
Dividends paid (in millions)	$1,866	$1,762	$1,693	$1,601	$1,496
Dividend yield (year-end) (percent)	4.2	4.9	4.5	4.0	4.7
Dividend payout ratio (percent)	95.0	107.1	72.0	72.7	75.7
Shares outstanding (in thousands):
Average	897,194	876,755	871,388	856,898	832,189
Year-end	907,777	887,086	867,768	865,125	843,340
Stockholders of record (year-end)	137,369	143,800	149,628	155,198	160,426
Traditional Operating Company Customers (year-end) (in thousands):
Residential	3,890	3,859	3,832	3,809	3,813
Commercial*	587	582	579	578	579
Industrial*	16	16	16	16	15
Other	11	10	9	9	10
Total	4,504	4,467	4,436	4,412	4,417
Employees (year-end)	26,369	26,300	26,439	26,377	25,940

*
A reclassification of customers from commercial to industrial is reflected for years 2010-2013 to be consistent with the rate structure approved by the Georgia PSC. The impact to operating revenues, kilowatt-hour sales, and average revenue per kilowatt-hour by class is not material.

    Table of Contents                                Index to Financial Statements

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA (continued)
For the Periods Ended December 2010 through 2014
Southern Company and Subsidiary Companies 2014 Annual Report

	2014	2013	2012	2011	2010
Operating Revenues (in millions):
Residential	$6,499	$6,011	$5,891	$6,268	$6,319
Commercial	5,469	5,214	5,097	5,384	5,252
Industrial	3,449	3,188	3,071	3,287	3,097
Other	133	128	128	132	123
Total retail	15,550	14,541	14,187	15,071	14,791
Wholesale	2,184	1,855	1,675	1,905	1,994
Total revenues from sales of electricity	17,734	16,396	15,862	16,976	16,785
Other revenues	733	691	675	681	671
Total	$18,467	$17,087	$16,537	$17,657	$17,456
Kilowatt-Hour Sales (in millions):
Residential	53,347	50,575	50,454	53,341	57,798
Commercial	53,243	52,551	53,007	53,855	55,492
Industrial	54,140	52,429	51,674	51,570	49,984
Other	909	902	919	936	943
Total retail	161,639	156,457	156,054	159,702	164,217
Wholesale sales	32,786	26,944	27,563	30,345	32,570
Total	194,425	183,401	183,617	190,047	196,787
Average Revenue Per Kilowatt-Hour (cents):
Residential	12.18	11.89	11.68	11.75	10.93
Commercial	10.27	9.92	9.62	10.00	9.46
Industrial	6.37	6.08	5.94	6.37	6.20
Total retail	9.62	9.29	9.09	9.44	9.01
Wholesale	6.66	6.88	6.08	6.28	6.12
Total sales	9.12	8.94	8.64	8.93	8.53
Average Annual Kilowatt-Hour
Use Per Residential Customer	13,765	13,144	13,187	13,997	15,176
Average Annual Revenue
Per Residential Customer	$1,679	$1,562	$1,540	$1,645	$1,659
Plant Nameplate Capacity
Ratings (year-end) (megawatts)	46,549	45,502	45,740	43,555	42,961
Maximum Peak-Hour Demand (megawatts):
Winter	37,234	27,555	31,705	34,617	35,593
Summer	35,396	33,557	35,479	36,956	36,321
System Reserve Margin (at peak) (percent)*	19.8	21.5	20.8	19.2	23.3
Annual Load Factor (percent)	59.6	63.2	59.5	59.0	62.2
Plant Availability (percent)**:
Fossil-steam	85.8	87.7	89.4	88.1	91.4
Nuclear	91.5	91.5	94.2	93.0	92.1
Source of Energy Supply (percent):
Coal	39.3	36.9	35.2	48.7	55.0
Nuclear	14.8	15.5	16.2	15.0	14.1
Hydro	2.5	3.9	1.7	2.1	2.5
Oil and gas	37.4	37.3	38.3	28.0	23.7
Purchased power	6.0	6.4	8.6	6.2	4.7
Total	100.0	100.0	100.0	100.0	100.0

*	Beginning in 2014, system reserve margin is calculated to include unrecognized capacity.
**	Beginning in 2012, plant availability is calculated as a weighted equivalent availability.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
FINANCIAL SECTION

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Alabama Power Company 2014 Annual Report
The management of Alabama Power Company (the Company) is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Under management's supervision, an evaluation of the design and effectiveness of the Company's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.
/s/ Mark A. Crosswhite
Mark A. Crosswhite
Chairman, President, and Chief Executive Officer
/s/ Philip C. Raymond
Philip C. Raymond
Executive Vice President, Chief Financial Officer, and Treasurer
March 2, 2015

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Alabama Power Company

We have audited the accompanying balance sheets and statements of capitalization of Alabama Power Company (the Company) (a wholly owned subsidiary of The Southern Company) as of December 31, 2014 and 2013, and the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements (pages II-148 to II-194) present fairly, in all material respects, the financial position of Alabama Power Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Birmingham, Alabama
March 2, 2015

    Table of Contents                                Index to Financial Statements

DEFINITIONS

Term	Meaning
AFUDC	Allowance for funds used during construction
ASC	Accounting Standards Codification
CCR	Coal combustion residuals
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
DOE	U.S. Department of Energy
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GAAP	Generally accepted accounting principles
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IRS	Internal Revenue Service
ITC	Investment tax credit
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	Megawatt
NDR	Natural Disaster Reserve
NRC	U.S. Nuclear Regulatory Commission
OCI	Other comprehensive income
power pool
The operating arrangement whereby the integrated generating resources of the traditional operating companies and Southern Power Company are subject to joint commitment and dispatch in order to serve their combined load obligations

PPA	Power purchase agreement
PSC	Public Service Commission
Rate CNP	Rate Certificated New Plant
Rate CNP Environmental	Rate Certificated New Plant Environmental
Rate CNP PPA	Rate Certificated New Plant Power Purchase Agreement
Rate ECR	Rate energy cost recovery
Rate NDR	Natural disaster reserve rate
Rate RSE	Rate stabilization and equalization plan
ROE	Return on equity
S&P	Standard and Poor's Rating Services, a division of The McGraw Hill Companies, Inc.
SCS	Southern Company Services, Inc. (the Southern Company system service company)
SEC	U.S. Securities and Exchange Commission
SEGCO	Southern Electric Generating Company
Southern Company system	The Southern Company, the traditional operating companies, Southern Power, SEGCO, Southern Nuclear, SCS, SouthernLINC Wireless, and other subsidiaries
SouthernLINC Wireless	Southern Communications Services, Inc.
Southern Nuclear	Southern Nuclear Operating Company, Inc.
Southern Power	Southern Power Company and its subsidiaries
traditional operating companies	Alabama Power Company, Georgia Power, Gulf Power, and Mississippi Power

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Alabama Power Company 2014 Annual Report
OVERVIEW
Business Activities
Alabama Power Company (the Company) operates as a vertically integrated utility providing electricity to retail and wholesale customers within its traditional service territory located in the State of Alabama in addition to wholesale customers in the Southeast.
Many factors affect the opportunities, challenges, and risks of the Company's business of selling electricity. These factors include the ability to maintain a constructive regulatory environment, to maintain and grow energy sales, and to effectively manage and secure timely recovery of costs. These costs include those related to projected long-term demand growth, increasingly stringent environmental standards, reliability, fuel, capital expenditures, and restoration following major storms. Appropriately balancing required costs and capital expenditures with customer prices will continue to challenge the Company for the foreseeable future.
Key Performance Indicators
The Company continues to focus on several key performance indicators including customer satisfaction, plant availability, system reliability, and net income after dividends on preferred and preference stock. The Company's financial success is directly tied to customer satisfaction. Key elements of ensuring customer satisfaction include outstanding service, high reliability, and competitive prices. Management uses customer satisfaction surveys to evaluate the Company's results and generally targets the top quartile of these surveys in measuring performance, which the Company achieved during 2014.
Peak season equivalent forced outage rate (Peak Season EFOR) is an indicator of fossil/hydro plant availability and efficient generation fleet operations during the months when generation needs are greatest. The rate is calculated by dividing the number of hours of forced outages by total generation hours. The Company's fossil/hydro 2014 Peak Season EFOR of 2.5% was better than the target. Transmission and distribution system reliability performance is measured by the frequency and duration of outages. Performance targets for reliability are set internally based on historical performance. The Company's performance for 2014 was better than the target for these transmission and distribution reliability measures.
The Company uses net income after dividends on preferred and preference stock as the primary measure of the Company's financial performance. In 2014, the Company achieved its targeted net income after dividends on preferred and preference stock.
See RESULTS OF OPERATIONS herein for additional information on the Company's financial performance.
Earnings
The Company's 2014 net income after dividends on preferred and preference stock was $761 million, representing a $49 million, or 6.9%, increase over the previous year. The increase was due primarily to an increase in weather-related revenues resulting from colder weather in the first quarter 2014 and warmer weather in the second and third quarters 2014 as compared to the corresponding periods in 2013, an increase in revenues related to net investments under Rate CNP Environmental, and an increase in AFUDC resulting from increased capital expenditures. The factors increasing net income were partially offset by an increase in total operating expenses.
The Company's 2013 net income after dividends on preferred and preference stock of $712 million increased $8 million, or 1.1%, from the prior year. The increase in net income was due primarily to more favorable weather-related revenues in 2013 compared to 2012, an increase in AFUDC resulting from increased capital expenditures, and a decrease in interest expense resulting from lower interest rates. The factors increasing net income were partially offset by a decrease in revenues related to net investment under Rate CNP Environmental and a decrease in wholesale revenues to municipalities.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Alabama Power Company 2014 Annual Report

RESULTS OF OPERATIONS
A condensed income statement for the Company follows:

	Amount	Increase (Decrease) from Prior Year
	2014	2014	2013
	(in millions)
Operating revenues	$5,942	$324	$98
Fuel	1,605	(26)	128
Purchased power	385	156	(26)
Other operations and maintenance	1,468	179	2
Depreciation and amortization	603	(42)	6
Taxes other than income taxes	356	8	8
Total operating expenses	4,417	275	118
Operating income	1,525	49	(20)
Allowance for equity funds used during construction	49	17	13
Interest income	15	(1)	—
Interest expense, net of amounts capitalized	(255)	(4)	(28)
Other income (expense), net	(22)	14	(12)
Income taxes	512	34	1
Net income	800	49	8
Dividends on preferred and preference stock	39	—	—
Net income after dividends on preferred and preference stock	$761	$49	$8
Operating Revenues
Operating revenues for 2014 were $5.9 billion, reflecting a $324 million increase from 2013. Details of operating revenues were as follows:

	Amount
	2014	2013
	(in millions)
Retail — prior year	$4,952	$4,933
Estimated change resulting from —
Rates and pricing	81	(18)
Sales growth	7	4
Weather	85	21
Fuel and other cost recovery	124	12
Retail — current year	5,249	4,952
Wholesale revenues —
Non-affiliates	281	248
Affiliates	189	212
Total wholesale revenues	470	460
Other operating revenues	223	206
Total operating revenues	$5,942	$5,618
Percent change	5.8%	1.8%
Retail revenues in 2014 were $5.2 billion. These revenues increased $297 million, or 6.0%, in 2014 and increased $19 million, or 0.4%, in 2013, each as compared to the prior year. The increase in 2014 was due to increased fuel revenues, colder weather in the

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Alabama Power Company 2014 Annual Report

first quarter 2014 and warmer weather in the second and third quarters 2014 as compared to the corresponding periods in 2013, and increased revenues related to net investments under Rate CNP Environmental primarily resulting from the inclusion of pre-2005 environmental assets. The increase in 2013 was due to more favorable weather, increased fuel revenues and increased revenues associated with Rate CNP PPA. The increase in 2013 was partially offset by a reduction in revenues related to net investments under Rate CNP Environmental. See Note 3 to the financial statements under "Retail Regulatory Matters" for additional information. See "Energy Sales" for a discussion of changes in the volume of energy sold, including changes related to sales growth and weather.
Fuel rates billed to customers are designed to fully recover fluctuating fuel and purchased power costs over a period of time. Fuel revenues generally have no effect on net income because they represent the recording of revenues to offset fuel and purchased power expenses. See Note 3 to the financial statements under "Retail Regulatory Matters – Rate ECR" for additional information.
Wholesale revenues from power sales to non-affiliated utilities were as follows:

	2014	2013	2012
	(in millions)
Capacity and other	$154	$143	$160
Energy	127	105	117
Total non-affiliated	$281	$248	$277
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
In 2014, wholesale revenues from sales to non-affiliates increased $33 million, or 13.3%, as compared to the prior year primarily due to the availability of the Company's lower cost generation. This increase reflects a $22 million increase in revenues from energy sales and an $11 million increase in capacity revenues. In 2014, KWH sales increased 12.3% primarily due to the availability of the Company's lower cost generation and a 1.1% increase in the price of energy primarily due to higher natural gas prices. In 2013, wholesale revenues from sales to non-affiliates decreased $29 million, or 10.5%, as compared to the prior year due to a $17 million decrease in capacity revenues and a $12 million decrease in revenues from energy sales. In 2013, KWH sales decreased 11.3% primarily from decreased sales to municipalities, partially offset by a 0.8% increase in the price of energy.
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
In 2014, wholesale revenues from sales to affiliates decreased $23 million, or 10.8%, as compared to the prior year primarily related to a decrease in revenue from energy sales. In 2014, KWH sales decreased 21.7% primarily due to decreased hydro generation as the result of less rainfall as well as the addition of new generation in the Southern Company system, partially offset by a 13.7% increase in the price of energy primarily due to higher natural gas prices. In 2013, wholesale revenues from sales to affiliates increased $101 million, or 91.0%, as compared to the prior year primarily due to a $103 million increase in energy sales, partially offset by a $2 million decrease in capacity revenues. In 2013, KWH sales increased 88.9% and there was a 1.3% increase in the price of energy.
In 2014, other operating revenues increased $17 million, or 8.3%, as compared to the prior year primarily due to increases in open access transmission tariff revenues, transmission service agreement revenues, and co-generation steam revenues.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Alabama Power Company 2014 Annual Report

Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2014 and the percent change from the prior year were as follows:

	Total KWHs	Total KWH Percent Change		Weather-Adjusted Percent Change
	2014	2014	2013	2014	2013
	(in billions)
Residential	18.7	4.5%	1.7%	(0.8)%	(1.1)%
Commercial	14.1	1.6	(0.5)	(1.3)	0.5
Industrial	23.8	3.9	3.4	3.9	3.4
Other	0.2	—	(1.4)	—	(1.4)
Total retail	56.8	3.5	1.8	1.0%	1.1%
Wholesale —
Non-affiliates	4.6	12.3	(10.8)
Affiliates	5.7	(21.7)	88.9
Total wholesale	10.3	(9.4)	34.5
Total energy sales	67.1	1.3%	6.3%
Changes in retail energy sales are generally the result of changes in electricity usage by customers, changes in weather, and changes in the number of customers. Retail energy sales in 2014 were 3.5% higher than in 2013. Residential and commercial sales increased 4.5% and 1.6%, respectively, due primarily to colder weather in the first quarter 2014 and warmer weather in the second and third quarters 2014 as compared to the corresponding periods in 2013. Weather-adjusted residential and commercial sales decreased 0.8% and 1.3%, respectively, due primarily to a decrease in customer demand in 2014 compared to 2013. Industrial sales increased 3.9% in 2014 compared to 2013 as a result of an increase in demand resulting from changes in production levels primarily in the primary metals, chemicals, automotive and plastics, and stone, clay, and glass sectors. Household income, one of the primary drivers of residential customer usage, was flat in 2014.
Retail energy sales in 2013 were 1.8% higher than in 2012. Residential sales increased 1.7%, due primarily to more favorable weather in 2013. Weather-adjusted residential sales decreased 1.1% in 2013, primarily due to a decrease in customer demand. Commercial sales and weather-adjusted commercial sales remained relatively flat in 2013 compared to 2012. Industrial sales increased 3.4% in 2013 compared to 2012 as a result of an increase in demand resulting from changes in production levels primarily in the chemicals, primary metals, and stone, clay, and glass sectors.
Weather adjusted wholesale non-affiliate KWH sales decreased 8.0% in 2014 and 11.0% in 2013 due primarily to a decrease in demand from municipalities. See "Operating Revenues" above for a discussion of significant changes in wholesale revenues from sales to non-affiliates and wholesale revenues from sales to affiliated companies as related to changes in price and KWH sales.
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

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Alabama Power Company 2014 Annual Report

Details of the Company's generation and purchased power were as follows:

	2014	2013	2012
Total generation (billions of KWHs)	63.6	65.3	59.9
Total purchased power (billions of KWHs)	6.6	4.0	5.4
Sources of generation (percent) —
Coal	54	53	53
Nuclear	23	21	25
Gas	17	17	18
Hydro	6	9	4
Cost of fuel, generated (cents per net KWH) —
Coal	3.14	3.29	3.30
Nuclear	0.84	0.84	0.80
Gas	3.69	3.38	3.06
Average cost of fuel, generated (cents per net KWH)*	2.68	2.73	2.61
Average cost of purchased power (cents per net KWH)**	5.92	5.76	4.86

*	KWHs generated by hydro are excluded from the average cost of fuel, generated.
**	Average cost of purchased power includes fuel purchased by the Company for tolling agreements where power is generated by the provider.
Fuel and purchased power expenses were $2.0 billion in 2014, an increase of $130 million, or 7.0%, compared to 2013. The increase was primarily due to a $147 million increase related to the volume of KWHs purchased and a $10 million increase in the average cost of purchased power. These increases were partially offset by a $19 million decrease in the average cost of fuel and an $8 million decrease in the volume of KWHs generated.
Fuel and purchased power expenses were $1.9 billion in 2013, an increase of $102 million, or 5.8%, compared to 2012. The increase was primarily due to a $95 million increase in the volume of KWHs generated, a $38 million increase in the average cost of fuel, and a $37 million increase in the average cost of purchased power. These increases were partially offset by a $68 million decrease related to the volume of KWHs purchased.
Fuel and purchased power energy transactions do not have a significant impact on earnings, since energy expenses are generally offset by energy revenues through the Company's energy cost recovery clause. The Company, along with the Alabama PSC, continuously monitors the under/over recovered balance to determine whether adjustments to billing rates are required. See Note 3 to the financial statements under "Retail Regulatory Matters – Rate ECR" for additional information.
Fuel
Fuel expenses were $1.6 billion in 2014, a decrease of $26 million, or 1.6%, compared to 2013. The decrease was primarily due to a 4.5% decrease in the average cost of KWHs generated by coal, partially offset by a 30.8% decrease in the volume of KWHs generated by hydro facilities as a result of less rainfall, and a 9.2% increase in the average cost of KWHs generated by natural gas, which excludes tolling agreements. Fuel expenses were $1.6 billion in 2013, an increase of $128 million, or 8.5%, compared to 2012. This increase was primarily due to a 10.5% increase in the average cost of KWHs generated by natural gas, which excludes tolling agreements, and a 9.9% increase in KWHs generated by coal. This was partially offset by a 110.9% increase in the volume of KWHs generated by hydro facilities resulting from greater rainfall.
Purchased Power – Non-Affiliates
In 2014, purchased power expense from non-affiliates was $185 million, an increase of $85 million, or 85.0%, compared to 2013. The increase was primarily due to a 42.1% increase in the average cost per KWH purchased primarily due to demand during peak periods and a 28.8% increase in the amount of energy purchased to meet the demand created during cold weather in the first quarter 2014 and the addition of a new PPA in 2014. In 2013, purchased power expense from non-affiliates was $100 million, an increase of $27 million, or 37.0%, compared to 2012. The increase over the prior year was primarily due to a 52.6% increase in the amount of energy purchased, partially offset by a 17.2% decrease in the average cost per KWH.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Alabama Power Company 2014 Annual Report

Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
Purchased power expense from affiliates was $200 million in 2014, an increase of $71 million, or 55.0%, compared to 2013. This increase was primarily due to a 96.4% increase in the amount of energy purchased to meet the demand created during cold weather in the first quarter 2014, partially offset by a 20.8% decrease in the average cost per KWH purchased due to the availability of lower cost Southern Company system generation at the time of purchase. Purchased power expense from affiliates was $129 million in 2013, a decrease of $53 million, or 29.1%, compared to 2012. This decrease was primarily due to a 50.4% decrease in the amount of energy purchased, partially offset by a 42.5% increase in the average cost per KWH.
Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses
In 2014, other operations and maintenance expenses increased $179 million, or 13.9%, as compared to the prior year. Steam production, other power generation, and hydro generation expenses increased $110 million primarily due to scheduled outage costs. See Note 3 to the financial statements under "Retail Regulatory Matters – Cost of Removal Accounting Order" for additional information. Distribution and transmission expenses increased $31 million primarily related to increases in maintenance and labor expenses. Nuclear production expenses increased $14 million primarily related to labor expenses.
Depreciation and Amortization
Depreciation and amortization decreased $42 million, or 6.5%, in 2014 as compared to the prior year. The decrease in 2014 was primarily due to the amortization of $120 million of the regulatory liability for other cost of removal obligations, partially offset by increases due to depreciation rates related to environmental assets and amortization of certain regulatory assets. See Note 3 to the financial statements under "Retail Regulatory Matters – Cost of Removal Accounting Order" for additional information. In 2013, depreciation and amortization increased $6 million, or 0.9%, as compared to the prior year. The increase in 2013 was primarily due to an increase in depreciation related to environmental assets, additions to property, plant, and equipment related to distribution and transmission projects, as well as the amortization of software. These increases were partially offset by the deferral of certain expenses under an accounting order. See Note 3 to the financial statements under "Retail Regulatory Matters – Compliance and Pension Cost Accounting Order" for additional information. The increase related to environmental assets was offset by revenues under Rate CNP Environmental.
Allowance for Equity Funds Used During Construction
AFUDC equity increased $17 million, or 53.1%, in 2014 as compared to the prior year primarily due to an increase in capital expenditures related to environmental and steam generation. AFUDC equity increased $13 million, or 68.4%, in 2013 as compared to the prior year primarily due to increased capital expenditures associated with environmental, steam and nuclear generating facilities, and transmission. See Note 1 to financial statements under "Allowance for Funds Used During Construction" for additional information.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized decreased $28 million, or 9.8%, in 2013. The decrease in 2013 was primarily due to a decrease in interest rates and the timing of issuances and redemptions of long-term debt.
Other Income (Expense), Net
Other income (expense), net increased $14 million, or 38.9%, in 2014 as compared to the prior year primarily due to a decrease in non-operating expenses and an increase in sales of non-utility property. Other income (expense), net decreased $12 million, or 50.0%, in 2013 as compared to the prior year primarily due to increases in donations, partially offset by increases in non-operating income related to gains on sales of non-utility property.
Income Taxes
Income taxes increased $34 million, or 7.1%, in 2014 as compared to the prior year primarily due to higher pre-tax earnings.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Alabama Power Company 2014 Annual Report

Effects of Inflation
The Company is subject to rate regulation that is generally based on the recovery of historical and projected costs. The effects of inflation can create an economic loss since the recovery of costs could be in dollars that have less purchasing power. Any adverse effect of inflation on the Company's results of operations has not been substantial in recent years. See Note 3 to the financial statements under "Retail Regulatory Matters – Rate RSE" for additional information.
FUTURE EARNINGS POTENTIAL
General
The Company operates as a vertically integrated utility providing electricity to retail and wholesale customers within its traditional service area located in the State of Alabama in addition to wholesale customers in the Southeast. Prices for electricity provided by the Company to retail customers are set by the Alabama PSC under cost-based regulatory principles. Prices for wholesale electricity sales, interconnecting transmission lines, and the exchange of electric power are regulated by the FERC. Retail rates and earnings are reviewed and may be adjusted periodically within certain limitations. See ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates – Electric Utility Regulation" and Note 3 to the financial statements under "Retail Regulatory Matters" for additional information about regulatory matters.
The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of the Company's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of the Company's primary business of selling electricity. These factors include the Company's ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently-incurred costs during a time of increasing costs. Future earnings in the near term will depend, in part, upon maintaining and growing sales which are subject to a number of factors. These factors include weather, competition, new energy contracts with other utilities, energy conservation practiced by customers, the use of alternative energy sources by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in the Company's service territory. Changes in regional and global economic conditions may impact sales for the Company, as the pace of the economic recovery remains uncertain. The timing and extent of the economic recovery will impact growth and may impact future earnings.
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
New Source Review Actions
As part of a nationwide enforcement initiative against the electric utility industry which began in 1999, the EPA brought civil enforcement actions in federal district court against the Company alleging violations of the New Source Review provisions of the Clean Air Act at certain coal-fired electric generating units, including a unit co-owned by Mississippi Power. An adverse outcome could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties. See Note 3 to the financial statements under "Environmental Matters – New Source Review Actions" for additional information. The ultimate outcome of these matters cannot be determined at this time.
Environmental Statutes and Regulations
General
The Company's operations are subject to extensive regulation by state and federal environmental agencies under a variety of statutes and regulations governing environmental media, including air, water, and land resources. Applicable statutes include the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; the Toxic Substances Control Act; the Emergency Planning & Community Right-to-Know Act; the Endangered Species Act; and related federal and state regulations. Compliance with these environmental requirements involves significant capital and operating costs, a major portion of which is expected to be recovered through existing ratemaking provisions. Through 2014, the Company had invested approximately $3.6 billion in environmental capital retrofit projects to comply with these requirements, with annual totals of approximately $355 million, $184 million, and $62 million for 2014, 2013, and 2012, respectively. The Company expects that capital expenditures to comply with existing environmental statutes and

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Alabama Power Company 2014 Annual Report

regulations will total approximately $641 million from 2015 through 2017, with annual totals of approximately $417 million, $171 million, and $53 million for 2015, 2016, and 2017, respectively. Costs related to the proposed water and final CCR rules are not included in the estimated environmental capital expenditures. See "Capital Requirements and Contractual Obligations" for additional information regarding estimated incremental environmental compliance expenditures. In addition, these estimated expenditures do not include any potential compliance costs that may arise from the EPA's proposed rules that would limit CO2 emissions from new, existing, and modified or reconstructed fossil-fuel-fired electric generating units. See "Global Climate Issues" for additional information.
The Company's ultimate environmental compliance strategy, including potential unit retirement and replacement decisions, and future environmental capital expenditures will be affected by the final requirements of new or revised environmental regulations and regulations relating to global climate change that are promulgated, including the proposed environmental regulations described below; the outcome of any legal challenges to the environmental rules; the cost, availability, and existing inventory of emissions allowances; and the Company's fuel mix. Compliance costs may arise from existing unit retirements, installation of additional environmental controls, upgrades to the transmission system, closure and monitoring of CCR facilities, and adding or changing fuel sources for certain existing units. The ultimate outcome of these matters cannot be determined at this time. See "Retail Regulatory Matters –Environmental Accounting Order" herein for additional information on planned unit retirements and fuel conversions at the Company.
Southern Electric Generating Company (SEGCO) is jointly owned with Georgia Power. As part of its environmental compliance strategy, SEGCO expects to complete the addition of natural gas as the primary fuel source for its generating units in 2015. The capacity of SEGCO's units is sold equally to the Company and Georgia Power through a PPA. If such compliance costs cannot continue to be recovered through retail rates, they could have a material financial impact on the Company's financial condition and results of operations. See Note 4 to the financial statements for additional information.
Compliance with any new federal or state legislation or regulations relating to air quality, water, CCR, global climate change, or other environmental and health concerns could significantly affect the Company. Although new or revised environmental legislation or regulations could affect many areas of the Company's operations, the full impact of any such changes cannot be determined at this time. Additionally, many of the Company's commercial and industrial customers may also be affected by existing and future environmental requirements, which for some may have the potential to ultimately affect their demand for electricity.
Air Quality
Compliance with the Clean Air Act and resulting regulations has been and will continue to be a significant focus for the Company. Since 1990, the Company has spent approximately $3.4 billion in reducing and monitoring emissions pursuant to the Clean Air Act. Additional controls are currently planned or under consideration to further reduce air emissions, maintain compliance with existing regulations, and meet new requirements.
In 2012, the EPA finalized the Mercury and Air Toxics Standards (MATS) rule, which imposes stringent emissions limits for acid gases, mercury, and particulate matter on coal- and oil-fired electric utility steam generating units. Compliance for existing sources is required by April 16, 2015 up to April 16, 2016 for affected units for which extensions have been granted. On November 25, 2014, the U.S. Supreme Court granted a petition for review of the final MATS rule.
The EPA regulates ground level ozone concentrations through implementation of an eight-hour ozone National Ambient Air Quality Standard (NAAQS). In 2008, the EPA adopted a more stringent eight-hour ozone NAAQS, which it began to implement in 2011. In 2012, the EPA published its final determination of nonattainment areas based on the 2008 eight-hour ozone NAAQS. All areas within the Company's service territory have achieved attainment of this standard. On December 17, 2014, the EPA published a proposed rule to further reduce the current eight-hour ozone standard. The EPA is required by federal court order to complete this rulemaking by October 1, 2015. Finalization of a lower eight-hour ozone standard could result in the designation of new ozone nonattainment areas within the Company's service territory.
The EPA regulates fine particulate matter concentrations on an annual and 24-hour average basis. All areas within the Company's service territory have achieved attainment with the 1997 and 2006 particulate matter NAAQS, and the EPA has officially redesignated former nonattainment areas within the service territory as attainment for these standards. In 2012, the EPA issued a final rule that increases the stringency of the annual fine particulate matter standard. The EPA promulgated final designations for the 2012 annual standard on December 18, 2014, and no new nonattainment areas were designated within the Company's service territory. The EPA has, however, deferred its designation decision for one area in Alabama, so future nonattainment designation of this area is possible.
Final revisions to the NAAQS for sulfur dioxide (SO2), which established a new one-hour standard, became effective in 2010. No areas within the Company's service territory have been designated as nonattainment under this rule. However, the EPA has

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Alabama Power Company 2014 Annual Report

announced plans to make additional designation decisions for SO2 in the future, which could result in nonattainment designations for areas within the Company's service territory. Implementation of the revised SO2 standard could require additional reductions in SO2 emissions and increased compliance and operational costs.
On February 13, 2014, the EPA proposed to delete from the Alabama State Implementation Plan (SIP) the Alabama opacity rule that the EPA approved in 2008, which provides operational flexibility to affected units. In March 2013, the U.S. Court of Appeals for the Eleventh Circuit ruled in favor of the Company and vacated an earlier attempt by the EPA to rescind its 2008 approval. The EPA's latest proposal characterizes the proposed deletion as an error correction within the meaning of the Clean Air Act. The Company believes this interpretation of the Clean Air Act to be incorrect. If finalized, this proposed action could affect unit availability and result in increased operations and maintenance costs for affected units, including units co-owned with Mississippi Power and units owned by SEGCO, which is jointly owned with Georgia Power.
The Company's service territory is subject to the requirements of the Cross State Air Pollution Rule (CSAPR). CSAPR is an emissions trading program that limits SO2 and nitrogen oxide emissions from power plants in 28 states in two phases, with Phase I beginning in 2015 and Phase II beginning in 2017. In 2012, the U.S. Court of Appeals for the District of Columbia Circuit vacated CSAPR in its entirety, but on April 29, 2014, the U.S. Supreme Court overturned that decision and remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings. The U.S. Court of Appeals for the District of Columbia Circuit granted the EPA's motion to lift the stay of the rule, and the first phase of CSAPR took effect on January 1, 2015.
The EPA finalized the Clean Air Visibility Rule (CAVR) in 2005, with a goal of restoring natural visibility conditions in certain areas (primarily national parks and wilderness areas) by 2064. The rule involves the application of best available retrofit technology to certain sources, including fossil fuel-fired generating facilities, built between 1962 and 1977 and any additional emissions reductions necessary for each designated area to achieve reasonable progress toward the natural visibility conditions goal by 2018 and for each 10-year period thereafter.
In 2012, the EPA published proposed revisions to the New Source Performance Standard (NSPS) for Stationary Combustion Turbines (CTs). If finalized as proposed, the revisions would apply the NSPS to all new, reconstructed, and modified CTs (including CTs at combined cycle units), during all periods of operation, including startup and shutdown, and alter the criteria for determining when an existing CT has been reconstructed.
In February 2013, the EPA proposed a rule that would require certain states to revise the provisions of their SIPs relating to the regulation of excess emissions at industrial facilities, including fossil fuel-fired generating facilities, during periods of startup, shut-down, or malfunction (SSM). The EPA proposed to supplement the 2013 proposed rule on September 17, 2014, making it more stringent. The EPA has entered into a settlement agreement requiring it to finalize the proposed rule by May 22, 2015. The proposed rule would require states subject to the rule (including Alabama) to revise their SSM provisions within 18 months after issuance of the final rule.
The Company has developed and continually updates a comprehensive environmental compliance strategy to assess compliance obligations associated with the current and proposed environmental requirements discussed above. As part of this strategy, the Company has developed a compliance plan for the MATS rule which includes reliance on existing emission control technologies, the construction of baghouses to provide an additional level of control on the emissions of mercury and particulates from certain generating units, the use of additives or other injection technology, the use of existing or additional natural gas capability, and unit retirements. Additionally, certain transmission system upgrades are required. The impacts of the eight-hour ozone, fine particulate matter and SO2 NAAQS, the Alabama opacity rule, CSAPR, CAVR, the MATS rule, the NSPS for CTs, and the SSM rule on the Company cannot be determined at this time and will depend on the specific provisions of the proposed and final rules, the resolution of pending and future legal challenges, and/or the development and implementation of rules at the state level. These regulations could result in significant additional compliance costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.
Water Quality
The EPA's final rule establishing standards for reducing effects on fish and other aquatic life caused by new and existing cooling water intake structures at existing power plants and manufacturing facilities became effective on October 14, 2014. The effect of this final rule will depend on the results of additional studies and implementation of the rule by regulators based on site-specific factors. The ultimate impact of this rule will also depend on the outcome of ongoing legal challenges and cannot be determined at this time.
In June 2013, the EPA published a proposed rule which requested comments on a range of potential regulatory options for addressing revised technology-based limits for certain wastestreams from steam electric power plants and best management practices for CCR surface impoundments. The EPA has entered into a consent decree requiring it to finalize revisions to the steam

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Alabama Power Company 2014 Annual Report

electric effluent guidelines by September 30, 2015. The ultimate impact of the rule will also depend on the specific technology requirements of the final rule and the outcome of any legal challenges and cannot be determined at this time.
On April 21, 2014, the EPA and the U.S. Army Corps of Engineers jointly published a proposed rule to revise the regulatory definition of waters of the U.S. for all Clean Water Act (CWA) programs, which would significantly expand the scope of federal jurisdiction under the CWA. In addition, the rule as proposed could have significant impacts on economic development projects which could affect customer demand growth. The ultimate impact of the proposed rule will depend on the specific requirements of the final rule and the outcome of any legal challenges and cannot be determined at this time. If finalized as proposed, this rule could significantly increase permitting and regulatory requirements and costs associated with the siting of new facilities and the installation, expansion, and maintenance of transmission and distribution lines.
These proposed and final water quality regulations could result in significant additional capital expenditures and compliance costs that could affect future unit retirement and replacement decisions. Also, results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates.
Coal Combustion Residuals
The Company currently manages CCR at onsite storage units consisting of landfills and surface impoundments (CCR Units) at six generating plants. In addition to on-site storage, the Company also sells a portion of its CCR to third parties for beneficial reuse. Individual states regulate CCR and the State of Alabama has its own regulatory requirements. The Company has an inspection program in place to assist in maintaining the integrity of its coal ash surface impoundments.
On December 19, 2014, the EPA issued the Disposal of Coal Combustion Residuals from Electric Utilities final rule (CCR Rule), but has not yet published it in the Federal Register. The CCR Rule will regulate the disposal of CCR, including coal ash and gypsum, as non-hazardous solid waste in CCR Units at active generating power plants. The CCR Rule does not mandate closure of CCR Units, but includes minimum criteria for active and inactive surface impoundments containing CCR and liquids, lateral expansions of existing units, and active landfills. Failure to meet the minimum criteria can result in the mandated closure of a CCR Unit. Although the EPA does not require individual states to adopt the final criteria, states have the option to incorporate the federal criteria into their state solid waste management plans in order to regulate CCR in a manner consistent with federal standards. The EPA's final rule continues to exclude the beneficial use of CCR from regulation.
The ultimate impact of the CCR Rule cannot be determined at this time and will depend on the Company's ongoing review of the CCR Rule, the results of initial and ongoing minimum criteria assessments, and the outcome of legal challenges. The cost and timing of potential ash pond closure and ongoing monitoring activities that may be required in connection with the CCR Rule is also uncertain; however, the Company has developed a preliminary nominal dollar estimate of costs associated with closure and groundwater monitoring of ash ponds in place of approximately $311 million and ongoing post-closure care of approximately $49 million. The Company will record asset retirement obligations (ARO) for the estimated closure costs required under the CCR Rule during 2015. SEGCO, which is jointly owned with Georgia Power, will also record an ARO for ash ponds commonly used at Plant E.C. Gaston. The Company's results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates.
Global Climate Issues
In 2014, the EPA published three sets of proposed standards that would limit CO2 emissions from new, existing, and modified or reconstructed fossil-fuel-fired electric generating units. On January 8, 2014, the EPA published proposed standards for new units, and, on June 18, 2014, the EPA published proposed standards governing existing units, known as the Clean Power Plan, and separate standards governing CO2 emissions from modified and reconstructed units. The EPA's proposed Clean Power Plan establishes guidelines for states to develop plans to address CO2 emissions from existing fossil fuel-fired electric generating units. The EPA's proposed guidelines establish state-specific interim and final CO2 emission rate goals to be achieved between 2020 and 2029 and in 2030 and thereafter. The proposed guidelines and standards could result in operational restrictions and material compliance costs, including capital expenditures, which could affect future unit retirement and replacement decisions. The Company's results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates or through market based contracts.
The Southern Company system filed comments on the EPA's proposed Clean Power Plan on December 1, 2014. These comments addressed legal and technical issues in addition to providing a preliminary estimated cost of complying with the proposed guidelines utilizing one of the EPA's compliance scenarios. Costs associated with this proposal could be significant to the utility industry and the Southern Company system. However, the ultimate financial and operational impact of the proposed Clean Power Plan on the Southern Company system cannot be determined at this time and will depend upon numerous known and unknown factors. Some of the unknown factors include: the structure, timing, and content of the EPA's final guidelines; individual state

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Alabama Power Company 2014 Annual Report

implementation of these guidelines, including the potential that state plans impose different standards; additional rulemaking activities in response to legal challenges and related court decisions; the impact of future changes in generation and emissions-related technology and costs; the impact of future decisions regarding unit retirement and replacement, including the type and amount of any such replacement capacity; and the time periods over which compliance will be required.
Over the past several years, the U.S. Congress has also considered many proposals to reduce greenhouse gas emissions, mandate renewable or clean energy, and impose energy efficiency standards. Such proposals are expected to continue to be considered by the U.S. Congress. International climate change negotiations under the United Nations Framework Convention on Climate Change are also continuing.
The EPA's greenhouse gas reporting rule requires annual reporting of CO2 equivalent emissions in metric tons for a company's operational control of facilities. Based on ownership or financial control of facilities, the Company's 2013 greenhouse gas emissions were approximately 40.8 million metric tons of CO2 equivalent. The preliminary estimate of the Company's 2014 greenhouse gas emissions on the same basis is approximately 40 million metric tons of CO2 equivalent. The level of greenhouse gas emissions from year to year will depend on the level of generation, the mix of fuel sources, and other factors.
Retail Regulatory Matters
The Company's revenues from regulated retail operations are collected through various rate mechanisms subject to the oversight of the Alabama PSC. The Company currently recovers its costs from the regulated retail business primarily through Rate RSE, Rate CNP, Rate ECR, and Rate NDR. In addition, the Alabama PSC issues accounting orders to address current events impacting the Company. See Note 1 to the financial statements under "Nuclear Outage Accounting Order" and Note 3 to the financial statements under "Retail Regulatory Matters" for additional information regarding the Company's rate mechanisms and accounting orders.
Rate RSE
Rate RSE adjustments are based on forward-looking information for the applicable upcoming calendar year. Rate adjustments for any two-year period, when averaged together, cannot exceed 4.0% and any annual adjustment is limited to 5.0%. If the Company's actual retail return is above the allowed weighted cost of equity (WCE) range, customer refunds will be required; however, there is no provision for additional customer billings should the actual retail return fall below the WCE range.
On December 1, 2014, the Company submitted the required annual filing under Rate RSE to the Alabama PSC. The Rate RSE increase was 3.49%, or $181 million annually, effective January 1, 2015. The revenue adjustment includes the performance based adder of 0.07%. Under the terms of Rate RSE, the maximum increase for 2016 cannot exceed 4.51%.
Rate CNP
The Company's retail rates, approved by the Alabama PSC, provide for adjustments to recognize the placing of new generating facilities into retail service under Rate CNP. The Company may also recover retail costs associated with certificated PPAs under Rate CNP PPA. On March 4, 2014, the Alabama PSC issued a consent order that the Company leave in effect the current Rate CNP PPA factor for billings for the period April 1, 2014 through March 31, 2015. It is anticipated that no adjustment will be made to Rate CNP PPA in 2015.
The Company has elected the normal purchase normal sale (NPNS) scope exception under the derivative accounting rules for its two wind PPAs, which total approximately 400 MWs. The NPNS exception allows the PPAs to be recorded at a cost, rather than fair value, basis. The industry's application of the NPNS exception to certain physical forward transactions in nodal markets was previously under review by the SEC at the request of the electric utility industry. In June 2014, the SEC requested the Financial Accounting Standards Board to address the issue through the Emerging Issues Task Force (EITF). Any accounting decisions will now be subject to EITF deliberations. The outcome of the EITF's deliberations cannot be determined at this time. If the Company is ultimately required to record these PPAs at fair value, an offsetting regulatory asset or regulatory liability will be recorded.
Rate CNP Environmental allows for the recovery of the Company's retail costs associated with environmental laws, regulations, or other such mandates. Rate CNP Environmental is based on forward-looking information and provides for the recovery of these costs pursuant to a factor that is calculated annually. Environmental costs to be recovered include operations and maintenance expenses, depreciation, and a return on certain invested capital. The Rate CNP Environmental increase effective January 1, 2015 was 1.5%, or $75 million annually, based upon projected billings.
Rate ECR
The Company has established energy cost recovery rates under the Company's Rate ECR as approved by the Alabama PSC. Rates are based on an estimate of future energy costs and the current over or under recovered balance. Revenues recognized under Rate

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Alabama Power Company 2014 Annual Report

ECR and recorded on the financial statements are adjusted for the difference in actual recoverable fuel costs and amounts billed in current regulated rates. The difference in the recoverable fuel costs and amounts billed give rise to the over or under recovered amounts recorded as regulatory assets or liabilities. The Company, along with the Alabama PSC, continually monitors the over or under recovered cost balance to determine whether an adjustment to billing rates is required. Changes in the Rate ECR factor have no significant effect on the Company's net income, but will impact operating cash flows. Currently, the Alabama PSC may approve billing rates under Rate ECR of up to 5.910 cents per KWH. In December 2014, the Alabama PSC issued a consent order that the Company leave in effect for 2015 the energy cost recovery rates which began in 2011. Therefore, the Rate ECR factor as of January 1, 2015 remained at 2.681 cents per KWH. Effective with billings beginning in January 2016, the Rate ECR factor will be 5.910 cents per KWH, absent a further order from the Alabama PSC.
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
As part of its environmental compliance strategy, the Company plans to retire Plant Gorgas Units 6 and 7. These units represent 200 MWs of the Company's approximately 12,200 MWs of generating capacity. The Company also plans to cease using coal at Plant Barry Units 1 and 2 (250 MWs), but such units will remain available on a limited basis with natural gas as the fuel source. Additionally, the Company expects to cease using coal at Plant Barry Unit 3 (225 MWs) and Plant Greene County Units 1 and 2 (300 MWs) and begin operating those units solely on natural gas. These plans are expected to be effective no later than April 2016.
In accordance with an accounting order from the Alabama PSC, the Company will transfer the unrecovered plant asset balances to a regulatory asset at their respective retirement dates. The regulatory asset will be amortized through Rate CNP Environmental over the remaining useful lives, as established prior to the decision for retirement. As a result, these decisions will not have a significant impact on the Company's financial statements.
Cost of Removal Accounting Order
In accordance with an accounting order issued on November 3, 2014 by the Alabama PSC, at December 31, 2014, the Company fully amortized the balance of $123 million in certain regulatory asset accounts, and offset this amortization expense with the amortization of $120 million of the regulatory liability for other cost of removal obligations. The regulatory asset account balances amortized as of December 31, 2014 represented costs previously deferred under a compliance and pension cost accounting order as well as a non-nuclear outage accounting order, which were approved by the Alabama PSC in 2012 and August 2013, respectively. Approximately $95 million of non-nuclear outage costs and $28 million of compliance and pension costs were fully amortized at December 31, 2014.
The cost of removal accounting order also required the Company to terminate, as of December 31, 2014, the regulatory asset accounts created pursuant to the compliance and pension cost accounting order and the non-nuclear outage accounting order. Consequently, the Company will not defer any expenditures in 2015, 2016, and 2017 related to critical electric infrastructure and domestic nuclear facilities, as allowed under the previous orders.
Non-Environmental Federal Mandated Costs Accounting Order
On December 9, 2014, pending the development of a new cost recovery mechanism, the Alabama PSC issued an accounting order authorizing the deferral as a regulatory asset of up to $50 million of costs associated with non-environmental federal mandates that would otherwise impact rates in 2015.
On February 17, 2015, the Company filed a proposed modification to Rate CNP Environmental with the Alabama PSC to include compliance costs for both environmental and non-environmental mandates. The non-environmental costs that would be recovered through the revised mechanism concern laws, regulations, and other mandates directed at the utility industry involving the security, reliability, safety, sustainability, or similar considerations impacting the Company's facilities or operations. If approved as requested, the effective date for the revised mechanism would be March 20, 2015, upon which the regulatory asset balance would be reclassified to the under recovered balance for Rate CNP Environmental, and the related customer rates would not become effective before January 2016. The ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Alabama Power Company 2014 Annual Report

Income Tax Matters
Bonus Depreciation
On December 19, 2014, the Tax Increase Prevention Act of 2014 (TIPA) was signed into law. The TIPA retroactively extended several tax credits through 2014 and extended 50% bonus depreciation for property placed in service in 2014 (and for certain long-term production-period projects to be placed in service in 2015). The extension of 50% bonus depreciation had a positive impact on the Company's cash flows and, combined with bonus depreciation allowed in 2014 under the American Taxpayer Relief Act of 2012, resulted in approximately $165 million of positive cash flows for the 2014 tax year. The estimated cash flow benefit of bonus depreciation related to TIPA is expected to be approximately $65 million to $70 million for the 2015 tax year.
Other Matters
In accordance with accounting standards related to employers' accounting for pensions, the Company recorded pension costs of $23 million in 2014, $47 million in 2013 and $6 million in 2012. Postretirement benefit costs for the Company were $4 million, $7 million, and $10 million in 2014, 2013, and 2012, respectively. Such amounts are dependent on several factors including trust earnings and changes to the plans. A portion of pension and postretirement benefit costs is capitalized based on construction-related labor charges. Pension and postretirement benefit costs are a component of the regulated rates and generally do not have a long-term effect on net income. For more information regarding pension and postretirement benefits, see Note 2 to the financial statements.
The Company is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, the Company is subject to certain claims and legal actions arising in the ordinary course of business. The Company's business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as air quality and water standards, has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
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
Electric Utility Regulation
The Company is subject to retail regulation by the Alabama PSC and wholesale regulation by the FERC. As a result, the Company applies accounting standards which require the financial statements to reflect the effects of rate regulation. Through the ratemaking process, the regulators may require the inclusion of costs or revenues in periods different than when they would be recognized by a non-regulated company. This treatment may result in the deferral of expenses and the recording of related regulatory assets based on anticipated future recovery through rates or the deferral of gains or creation of liabilities and the recording of related regulatory liabilities. The application of the accounting standards has a further effect on the Company's financial statements as a result of the estimates of allowable costs used in the ratemaking process. These estimates may differ from those actually incurred by the Company; therefore, the accounting estimates inherent in specific costs such as depreciation, AROs, and pension and postretirement benefits have less of a direct impact on the Company's results of operations and financial condition than they would on a non-regulated company.
As reflected in Note 1 to the financial statements, significant regulatory assets and liabilities have been recorded. Management reviews the ultimate recoverability of these regulatory assets and any requirement to refund these regulatory liabilities based on

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Alabama Power Company 2014 Annual Report

applicable regulatory guidelines and GAAP. However, adverse legislative, judicial, or regulatory actions could materially impact the amounts of such regulatory assets and liabilities and could adversely impact the Company's financial statements.
Contingent Obligations
The Company is subject to a number of federal and state laws and regulations, as well as other factors and conditions that subject it to environmental, litigation, and other risks. See FUTURE EARNINGS POTENTIAL herein and Note 3 to the financial statements for more information regarding certain of these contingencies. The Company periodically evaluates its exposure to such risks and, in accordance with GAAP, records reserves for those matters where a non-tax-related loss is considered probable and reasonably estimable. The adequacy of reserves can be significantly affected by external events or conditions that can be unpredictable; thus, the ultimate outcome of such matters could materially affect the Company's financial position, results of operations, or cash flows.
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
For purposes of its December 31, 2014 measurement date, the Company adopted new mortality tables for its pension plans and retiree life and medical plans, which reflect increased life expectancies in the U.S. The adoption of new mortality tables increased the projected benefit obligations for the Company's pension plans and other postretirement benefit plans by approximately $156 million and $22 million, respectively. The adoption of new mortality tables will increase net periodic costs related to the Company's pension plans and other postretirement benefit plans in 2015 by $20 million and $2 million, respectively.
A 25 basis point change in any significant assumption (discount rate, salaries, or long-term return on plan assets) would result in an $8 million or less change in total annual benefit expense and a $113 million or less change in projected obligations.
Recently Issued Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board issued ASC 606, Revenue from Contracts with Customers. ASC 606 revises the accounting for revenue recognition and is effective for fiscal years beginning after December 15, 2016. The Company continues to evaluate the requirements of ASC 606. The ultimate impact of the new standard has not yet been determined.
FINANCIAL CONDITION AND LIQUIDITY
Overview
The Company's financial condition remained stable at December 31, 2014. The Company's cash requirements primarily consist of funding ongoing operations, common stock dividends, capital expenditures, and debt maturities. Capital expenditures and other investing activities include investments to comply with environmental regulations and for restoration following major storms. Operating cash flows provide a substantial portion of the Company's cash needs. For the three-year period from 2015 through 2017, the Company's projected common stock dividends, capital expenditures, and debt maturities are expected to exceed operating cash flows. Projected capital expenditures in that period include investments to maintain existing generation facilities, to add environmental equipment for existing generating units, to add or change fuel sources for certain existing units, and to expand and improve transmission and distribution facilities. The Company plans to finance future cash needs in excess of its operating cash flows primarily through debt and equity issuances. The Company intends to continue to monitor its access to short-

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Alabama Power Company 2014 Annual Report

term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See "Sources of Capital," "Financing Activities," and "Capital Requirements and Contractual Obligations" herein for additional information.
The Company's investments in the qualified pension plan and the nuclear decommissioning trust funds increased in value as of December 31, 2014 as compared to December 31, 2013. No contributions to the qualified pension plan were made for the year ended December 31, 2014. No mandatory contributions to the qualified pension plan are anticipated for the year ending December 31, 2015. The Company's funding obligations for the nuclear decommissioning trust fund are based on the site study, and the next study is expected to be conducted in 2018. See Notes 1 and 2 to the financial statements under "Nuclear Decommissioning" and "Pension Plans," respectively, for additional information.
Net cash provided from operating activities totaled $1.7 billion for 2014, a decrease of $205 million as compared to 2013. The decrease in cash provided from operating activities was primarily due to an increase in income tax payments and the timing of fossil fuel stock purchases, partially offset by the timing of payment of accounts payable. Net cash provided from operating activities totaled $1.9 billion for 2013, an increase of $538 million as compared to 2012. The increase in cash provided from operating activities was primarily due to changes in timing of fossil fuel stock purchases and payment of accounts payable, and collection of fuel cost recovery revenues.
Net cash used for investing activities totaled $1.6 billion for 2014, $1.1 billion for 2013, and $0.9 billion for 2012. In 2014, these additions were primarily due to gross property additions related to environmental, distribution, transmission, steam generation, and nuclear fuel. In 2013, these additions were primarily due to gross property additions related to steam generation, distribution, and transmission equipment. In 2012, these additions were primarily due to gross property additions related to nuclear fuel and transmission, distribution, and steam generating equipment.
Net cash used for financing activities totaled $164 million in 2014 primarily due to the payment of common stock dividends, and issuances and redemptions of securities. Net cash used for financing activities totaled $614 million in 2013 primarily due to the payment of common stock dividends, and the issuance and a maturity of senior notes. Fluctuations in cash flow from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for 2014 included an increase of $854 million in property, plant, and equipment primarily due to additions to environmental, distribution, transmission, and steam generation. Other significant changes included increases of $454 million in securities due within one year and $418 million in other regulatory assets, deferred related to pension and other postretirement benefits.
The Company's ratio of common equity to total capitalization, including short-term debt, was 45.6% in 2014 and 44.3% in 2013. See Note 6 to the financial statements for additional information.
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

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Alabama Power Company 2014 Annual Report

At December 31, 2014, the Company had approximately $273 million of cash and cash equivalents. Committed credit arrangements with banks at December 31, 2014 were as follows:

Expires(a)					Executable Term-Loans		Due Within One Year
2015	2016	2018	Total	Unused	One Year	Two Years	Term Out	No Term Out
(in millions)
$228	$50	$1,030	$1,308	$1,308	$58	$—	$58	$170

(a)	No credit arrangements expire in 2017.
See Note 6 to the financial statements under "Bank Credit Arrangements" for additional information.
Most of these bank credit arrangements contain covenants that limit debt levels and contain cross default provisions to other indebtedness (including guarantee obligations) of the Company. Such cross default provisions to other indebtedness would trigger an event of default if the Company defaulted on indebtedness or guarantee obligations over a specified threshold. The Company is currently in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings. The Company expects to renew its bank credit arrangements as needed, prior to expiration.
A portion of the unused credit with banks is allocated to provide liquidity support to the Company's variable rate pollution control revenue bonds and commercial paper borrowings. As of December 31, 2014, the Company had $784 million of outstanding variable rate pollution control revenue bonds requiring liquidity support. In addition, at December 31, 2014, the Company had $280 million of fixed rate pollution control revenue bonds outstanding that were required to be remarketed within the next 12 months.
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
Details of short-term borrowings were as follows:

	Short-term Debt at the End of the Period		Short-term Debt During the Period (a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
December 31, 2014:
Commercial paper	$—	—%	$13	0.2%	$300
December 31, 2013:
Commercial paper	$—	—%	$11	0.2%	$90
December 31, 2012:
Commercial paper	$—	—%	$6	0.2%	$57

(a)	Average and maximum amounts are based upon daily balances during the twelve-month periods ended December 31, 2014, 2013, and 2012.
The Company believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.
Financing Activities
In August 2014, the Company issued $400 million aggregate principal amount of Series 2014A 4.150% Senior Notes due August 15, 2044. The proceeds were used for general corporate purposes, including the Company's continuous construction program.
During 2014, the Company entered into forward-starting interest rate swaps to hedge exposure to interest rate changes related to an anticipated debt issuance. The notional amount of the swaps totaled $200 million.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Alabama Power Company 2014 Annual Report

In December 2014, the Company incurred obligations related to the issuance of $254 million of The Industrial Development Board of the Town of Columbia, Pollution Control Revenue Refunding Bonds (Alabama Power Company Project), Series 2014 – A, 2014 – B, 2014 – C, and 2014 – D due December 1, 2037. The proceeds were used to refund, in December 2014, approximately $254 million of The Industrial Development Board of the Town of Columbia, Pollution Control Revenue Refunding Bonds (Alabama Power Company Project), Series 1995 – A, 1995 – B, 1995 – C, 1995 – D, 1995 – E, 1996 – A, 1999 – A, 1999 – B, and 1999 – C.
Subsequent to December 31, 2014, the Company announced the redemption of $250 million aggregate principal amount of its Series DD 5.65% Senior Notes due March 15, 2035, which will occur on March 16, 2015.
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
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to below BBB- and/or Baa3. These contracts are primarily for physical electricity purchases, fuel purchases, fuel transportation and storage, and energy price risk management. At December 31, 2014, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $365 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Southern Company system power pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash.
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
To mitigate future exposure to changes in interest rates, the Company enters into derivatives that have been designated as hedges. The weighted average interest rate on $984 million of long-term variable interest rate exposure at January 1, 2015 was 0.71%. If the Company sustained a 100 basis point change in interest rates for all long-term variable interest rate exposure, the change would affect annualized interest expense by approximately $10 million at January 1, 2015. See Note 1 to the financial statements under "Financial Instruments" and Note 11 to the financial statements for additional information.
To mitigate residual risks relative to movements in electricity prices, the Company enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market and financial hedge contracts for natural gas purchases. The Company continues to manage a retail fuel-hedging program implemented per the guidelines of the Alabama PSC. The Company had no material change in market risk exposure for the year ended December 31, 2014 when compared to the year ended December 31, 2013.
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
Alabama Power Company 2014 Annual Report

The changes in fair value of energy-related derivative contracts are substantially attributable to both the volume and the price of natural gas. For the years ended December 31, the changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, were as follows:

	2014 Changes	2013 Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(1)	$(13)
Contracts realized or settled	(7)	10
Current period changes(a)	(44)	2
Contracts outstanding at the end of the period, assets (liabilities), net	$(52)	$(1)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The net hedge volumes of energy-related derivative contracts, for the years ended December 31 were as follows:

	2014	2013
	mmBtu Volume
	(in millions)
Commodity – Natural gas swaps	54	64
Commodity – Natural gas options	2	5
Total hedge volume	56	69
The weighted average swap contract cost above market prices was approximately $0.89 per mmBtu as of December 31, 2014 and $0.02 per mmBtu as of December 31, 2013. The change in option fair value is primarily attributable to the volatility of the market and the underlying change in the natural gas price. The majority of the natural gas hedge gains and losses are recovered through the Company's retail energy cost recovery clause.
At December 31, 2014 and 2013, substantially all of the Company's energy-related derivative contracts were designated as regulatory hedges and were related to the Company's fuel-hedging program. Therefore, gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the energy cost recovery clause. Certain other gains and losses on energy-related derivatives, designated as cash flow hedges, are initially deferred in OCI before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred and were not material for any year presented.
The Company uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note 10 to the financial statements for further discussion of fair value measurements. The maturities of the energy-related derivative contracts, which are all Level 2 of the fair value hierarchy, at December 31, 2014 were as follows:

		Fair Value Measurements
		December 31, 2014
	Total	Maturity
	Fair Value	Year 1	Years 2&3
	(in millions)
Level 1	$—	$—	$—
Level 2	(52)	(31)	(21)
Level 3	—	—	—
Fair value of contracts outstanding at end of period	$(52)	$(31)	$(21)
The Company is exposed to market price risk in the event of nonperformance by counterparties to energy-related and interest rate derivative contracts. The Company only enters into agreements and material transactions with counterparties that have investment

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Alabama Power Company 2014 Annual Report

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
Capital Requirements and Contractual Obligations
The Company's construction program consists of a base level capital investment and capital expenditures to comply with existing environmental statutes and regulations. Over the next three years, the Company estimates spending, as part of its base level capital investment, $515 million on Plant Farley (including nuclear fuel), $892 million on distribution facilities, and $556 million on transmission additions. These base level capital investment amounts also include capital expenditures related to contractual purchase commitments for nuclear fuel and capital expenditures covered under long-term service agreements. Costs related to proposed water and final CCR rules are not included in the construction program base level capital investment. In addition, these estimated expenditures do not include any potential compliance costs that may arise from the EPA's proposed rules that would limit CO2 emissions from new, existing, and modified or reconstructed fossil-fuel-fired electric generating units. See "Global Climate Issues" for additional information. The Company's base level construction program investments including investments to comply with existing environmental statutes and regulations and the estimated incremental compliance costs related to the proposed water and final CCR rules over the 2015 through 2017 three-year period, based on the final CCR rule which will continue to regulate CCR as non-hazardous solid waste, are estimated as follows:

	2015	2016	2017
Construction program:	(in millions)
Base capital	$1,114	$857	$1,092
Existing environmental statutes and regulations	417	171	53
Total construction program base level capital investment	$1,531	$1,028	$1,145
Estimated incremental environmental compliance investments:
Proposed water and final CCR rules	$4	$88	$239
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
At December 31, 2014, in addition to the funds required for the Company's construction program, approximately $454 million will be required by the end of 2015 for maturities of long-term debt. Subsequent to December 31, 2014, the Company announced the redemption of $250 million aggregate principal amount of its Series DD 5.65% Senior Notes due March 15, 2035 that will occur on March 16, 2015, which increased the total funds required for maturities of long-term debt by the end of 2015 to $704 million. The Company plans to continue, when economically feasible, to retire higher cost securities and replace these obligations with lower cost capital if market conditions permit.
As a result of NRC requirements, the Company has external trust funds for nuclear decommissioning costs; however, the Company currently has no additional funding requirements. For additional information, see Note 1 to the financial statements under "Nuclear Decommissioning."
In addition, as discussed in Note 2 to the financial statements, the Company provides postretirement benefits to substantially all employees and funds trusts to the extent required by the Alabama PSC and the FERC.
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

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Alabama Power Company 2014 Annual Report

Contractual Obligations

	2015	2016- 2017	2018- 2019	After 2019	Total
	(in millions)
Long-term debt(a) —
Principal	$454	$761	$200	$5,216	$6,631
Interest	259	503	435	3,436	4,633
Preferred and preference stock dividends(b)	39	79	79	—	197
Financial derivative obligations(c)	40	21	—	—	61
Operating leases(d)	16	24	11	17	68
Capital Lease	—	1	1	3	5
Purchase commitments —
Capital(e)	1,343	2,281	—	—	3,624
Fuel(f)	1,297	1,705	867	529	4,398
Purchased power(g)	68	144	156	854	1,222
Other(h)	45	81	81	365	572
Pension and other postretirement benefit plans(i)	18	33	—	—	51
Total	$3,579	$5,633	$1,830	$10,420	$21,462

(a)
All amounts are reflected based on final maturity dates. The Company plans to continue, when economically feasible, to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit. Variable rate interest obligations are estimated based on rates as of January 1, 2015, as reflected in the statements of capitalization. Fixed rates include, where applicable, the effects of interest rate derivatives employed to manage interest rate risk.

(b)	Preferred and preference stock do not mature; therefore, amounts are provided for the next five years only.

(c)	Includes derivative liabilities related to cash flow hedges of forecasted debt, as well as energy-related derivatives. For additional information, see Notes 1 and 11 to the financial statements.

(d)	Excludes PPAs that are accounted for as leases and are included in purchased power.

(e)
The Company provides estimated capital expenditures for a three-year period, including capital expenditures and compliance costs associated with existing environmental regulations. Such amounts exclude the Company's estimates of potential incremental environmental compliance investment to comply with proposed water and final CCR rules, which are approximately $4 million, $88 million, and $239 million for 2015, 2016, and 2017, respectively. These amounts also exclude contractual purchase commitments for nuclear fuel and capital expenditures covered under long-term service agreements, which are reflected separately. At December 31, 2014, significant purchase commitments were outstanding in connection with the construction program. See FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations" for additional information.

(f)
Includes commitments to purchase coal, nuclear fuel, and natural gas, as well as the related transportation and storage. In most cases, these contracts contain provisions for price escalation, minimum purchase levels, and other financial commitments. Natural gas purchase commitments are based on various indices at the time of delivery. Amounts reflected for natural gas purchase commitments have been estimated based on the New York Mercantile Exchange future prices at December 31, 2014.

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

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Alabama Power Company 2014 Annual Report

Cautionary Statement Regarding Forward-Looking Statements
The Company's 2014 Annual Report contains forward-looking statements. Forward-looking statements include, among other things, statements concerning retail rates, economic recovery, fuel and environmental cost recovery and other rate actions, current and proposed environmental regulations and related compliance plans and estimated expenditures, access to sources of capital, projections for the qualified pension plan, postretirement benefit plan, and nuclear decommissioning trust fund contributions, financing activities, filings with state and federal regulatory authorities, impact of the TIPA, estimated sales and purchases under power sale and purchase agreements, and estimated construction and other plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

•
the impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, environmental laws including regulation of water, CCR, and emissions of sulfur, nitrogen, CO2, soot, particulate matter, hazardous air pollutants, including mercury, and other substances, and also changes in tax and other laws and regulations to which the Company is subject, as well as changes in application of existing laws and regulations;

•	current and future litigation, regulatory investigations, proceedings, or inquiries, including FERC matters, pending EPA civil action against the Company, and IRS and state tax audits;

•	the effects, extent, and timing of the entry of additional competition in the markets in which the Company operates;

•
variations in demand for electricity, including those relating to weather, the general economy and recovery from the last recession, population and business growth (and declines), the effects of energy conservation and efficiency measures, including from the development and deployment of alternative energy sources such as self-generation and distributed generation technologies, and any potential economic impacts resulting from federal fiscal decisions;

•	available sources and costs of fuels;

•	effects of inflation;

•
the ability to control costs and avoid cost overruns during the development and construction of facilities, to construct facilities in accordance with the requirements of permits and licenses, and to satisfy any operational and environmental performance standards;

•	investment performance of the Company's employee and retiree benefit plans and nuclear decommissioning trust funds;

•	advances in technology;

•	state and federal rate regulations and the impact of pending and future rate cases and negotiations, including rate actions relating to fuel and other cost recovery mechanisms;

•	the inherent risks involved in operating nuclear generating facilities, including environmental, health, regulatory, natural disaster, terrorism, or financial risks;

•	the ability to successfully operate generating, transmission, and distribution facilities and the successful performance of necessary corporate functions;

•	internal restructuring or other restructuring options that may be pursued;

•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to the Company;

•	the ability of counterparties of the Company to make payments as and when due and to perform as required;

•	the ability to obtain new short- and long-term contracts with wholesale customers;

•	the direct or indirect effect on the Company's business resulting from cyber intrusion or terrorist incidents and the threat of terrorist incidents;

•	interest rate fluctuations and financial market conditions and the results of financing efforts;

•	changes in the Company's credit ratings, including impacts on interest rates, access to capital markets, and collateral requirements;

•	the impacts of any sovereign financial issues, including impacts on interest rates, access to capital markets, impacts on currency exchange rates, counterparty performance, and the economy in general;

•	the ability of the Company to obtain additional generating capacity at competitive prices;

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Alabama Power Company 2014 Annual Report

•	catastrophic events such as fires, earthquakes, explosions, floods, tornadoes, hurricanes and other storms, droughts, pandemic health events such as influenzas, or other similar occurrences;

•	the direct or indirect effects on the Company's business resulting from incidents affecting the U.S. electric grid or operation of generating resources;

•	the effect of accounting pronouncements issued periodically by standard-setting bodies; and

•	other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed by the Company from time to time with the SEC.
The Company expressly disclaims any obligation to update any forward-looking statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF INCOME
For the Years Ended December 31, 2014, 2013, and 2012
Alabama Power Company 2014 Annual Report

	2014	2013	2012
	(in millions)
Operating Revenues:
Retail revenues	$5,249	$4,952	$4,933
Wholesale revenues, non-affiliates	281	248	277
Wholesale revenues, affiliates	189	212	111
Other revenues	223	206	199
Total operating revenues	5,942	5,618	5,520
Operating Expenses:
Fuel	1,605	1,631	1,503
Purchased power, non-affiliates	185	100	73
Purchased power, affiliates	200	129	182
Other operations and maintenance	1,468	1,289	1,287
Depreciation and amortization	603	645	639
Taxes other than income taxes	356	348	340
Total operating expenses	4,417	4,142	4,024
Operating Income	1,525	1,476	1,496
Other Income and (Expense):
Allowance for equity funds used during construction	49	32	19
Interest income	15	16	16
Interest expense, net of amounts capitalized	(255)	(259)	(287)
Other income (expense), net	(22)	(36)	(24)
Total other income and (expense)	(213)	(247)	(276)
Earnings Before Income Taxes	1,312	1,229	1,220
Income taxes	512	478	477
Net Income	800	751	743
Dividends on Preferred and Preference Stock	39	39	39
Net Income After Dividends on Preferred and Preference Stock	$761	$712	$704
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2014, 2013, and 2012
Alabama Power Company 2014 Annual Report

	2014	2013	2012
	(in millions)
Net Income	$800	$751	$743
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(3), $-, and $(7), respectively	(5)	—	(11)
Reclassification adjustment for amounts included in net income, net of tax of $1, $1, and $1, respectively	2	1	2
Total other comprehensive income (loss)	(3)	1	(9)
Comprehensive Income	$797	$752	$734
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013, and 2012
Alabama Power Company 2014 Annual Report

	2014	2013	2012
	(in millions)
Operating Activities:
Net income	$800	$751	$743
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	724	816	767
Deferred income taxes	270	198	164
Allowance for equity funds used during construction	(49)	(32)	(19)
Pension, postretirement, and other employee benefits	(61)	9	(21)
Stock based compensation expense	11	10	9
Other, net	17	(38)	(24)
Changes in certain current assets and liabilities —
-Receivables	(58)	2	23
-Fossil fuel stock	61	146	(132)
-Materials and supplies	(17)	19	(21)
-Other current assets	(11)	5	(4)
-Accounts payable	157	35	(77)
-Accrued taxes	(199)	(23)	(12)
-Accrued compensation	50	(23)	(3)
-Retail fuel cost over recovery	5	42	1
-Other current liabilities	9	(3)	(18)
Net cash provided from operating activities	1,709	1,914	1,376
Investing Activities:
Property additions	(1,457)	(1,107)	(867)
Nuclear decommissioning trust fund purchases	(245)	(280)	(194)
Nuclear decommissioning trust fund sales	244	279	193
Cost of removal net of salvage	(77)	(47)	(33)
Change in construction payables	(10)	(13)	12
Other investing activities	(22)	26	(45)
Net cash used for investing activities	(1,567)	(1,142)	(934)
Financing Activities:
Proceeds —
Capital contributions from parent company	28	24	27
Pollution control bonds	254	—	—
Senior notes issuances	400	300	1,000
Redemptions —
Pollution control revenue bonds	(254)	—	(1)
Senior notes	—	(250)	(950)
Payment of preferred and preference stock dividends	(39)	(39)	(39)
Payment of common stock dividends	(550)	(644)	(684)
Other financing activities	(3)	(5)	(2)
Net cash used for financing activities	(164)	(614)	(649)
Net Change in Cash and Cash Equivalents	(22)	158	(207)
Cash and Cash Equivalents at Beginning of Year	295	137	344
Cash and Cash Equivalents at End of Year	$273	$295	$137
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $18, $11 and $7 capitalized, respectively)	$231	$243	$273
Income taxes (net of refunds)	436	296	309
Noncash transactions — accrued property additions at year-end	8	18	31
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

BALANCE SHEETS
At December 31, 2014 and 2013
Alabama Power Company 2014 Annual Report

Assets	2014	2013
	(in millions)
Current Assets:
Cash and cash equivalents	$273	$295
Receivables —
Customer accounts receivable	345	341
Unbilled revenues	138	142
Under recovered regulatory clause revenues	74	—
Other accounts and notes receivable	23	30
Affiliated companies	37	54
Accumulated provision for uncollectible accounts	(9)	(8)
Fossil fuel stock, at average cost	268	329
Materials and supplies, at average cost	406	375
Vacation pay	65	63
Prepaid expenses	244	57
Other regulatory assets, current	84	54
Other current assets	5	6
Total current assets	1,953	1,738
Property, Plant, and Equipment:
In service	23,080	22,092
Less accumulated provision for depreciation	8,522	8,114
Plant in service, net of depreciation	14,558	13,978
Nuclear fuel, at amortized cost	348	332
Construction work in progress	1,006	748
Total property, plant, and equipment	15,912	15,058
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	66	54
Nuclear decommissioning trusts, at fair value	756	714
Miscellaneous property and investments	84	80
Total other property and investments	906	848
Deferred Charges and Other Assets:
Deferred charges related to income taxes	525	519
Prepaid pension costs	—	276
Deferred under recovered regulatory clause revenues	31	25
Other regulatory assets, deferred	1,063	645
Other deferred charges and assets	162	142
Total deferred charges and other assets	1,781	1,607
Total Assets	$20,552	$19,251
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

BALANCE SHEETS
At December 31, 2014 and 2013
Alabama Power Company 2014 Annual Report

Liabilities and Stockholder's Equity	2014	2013
	(in millions)
Current Liabilities:
Securities due within one year	$454	$—
Accounts payable —
Affiliated	248	198
Other	443	339
Customer deposits	87	85
Accrued taxes —
Accrued income taxes	2	11
Other accrued taxes	37	33
Accrued interest	66	61
Accrued vacation pay	54	53
Accrued compensation	131	74
Other regulatory liabilities, current	2	37
Other current liabilities	80	41
Total current liabilities	1,604	932
Long-Term Debt (See accompanying statements)	6,176	6,233
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,874	3,603
Deferred credits related to income taxes	72	75
Accumulated deferred investment tax credits	125	133
Employee benefit obligations	326	195
Asset retirement obligations	829	730
Other cost of removal obligations	744	828
Other regulatory liabilities, deferred	239	259
Deferred over recovered regulatory clause revenues	47	15
Other deferred credits and liabilities	79	61
Total deferred credits and other liabilities	6,335	5,899
Total Liabilities	14,115	13,064
Redeemable Preferred Stock (See accompanying statements)	342	342
Preference Stock (See accompanying statements)	343	343
Common Stockholder's Equity (See accompanying statements)	5,752	5,502
Total Liabilities and Stockholder's Equity	$20,552	$19,251
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF CAPITALIZATION
At December 31, 2014 and 2013
Alabama Power Company 2014 Annual Report

	2014	2013	2014	2013
	(in millions)		(percent of total)
Long-Term Debt:
Long-term debt payable to affiliated trusts —
Variable rate (3.36% at 1/1/15) due 2042	$206	$206
Long-term notes payable —
0.55% due 2015	400	400
5.20% due 2016	200	200
5.50% to 5.55% due 2017	525	525
5.13% due 2019	200	200
3.375% to 6.125% due 2020-2044	3,950	3,550
Total long-term notes payable	5,275	4,875
Other long-term debt —
Pollution control revenue bonds —
0.28% to 5.00% due 2034	367	367
Variable rate (0.03% at 1/1/15) due 2015	54	54
Variable rates (0.04% to 0.06% at 1/1/15) due 2017	36	36
Variable rates (0.01% to 0.06% at 1/1/15) due 2021-2038	694	694
Total other long-term debt	1,151	1,151
Capitalized lease obligations	5	5
Unamortized debt discount, net	(7)	(4)
Total long-term debt (annual interest requirement — $259 million)	6,630	6,233
Less amount due within one year	454	—
Long-term debt excluding amount due within one year	6,176	6,233	49.0%	50.2%
Redeemable Preferred Stock:
Cumulative redeemable preferred stock
$100 par or stated value — 4.20% to 4.92%
Authorized — 3,850,000 shares
Outstanding — 475,115 shares	48	48
$1 par value — 5.20% to 5.83%
Authorized — 27,500,000 shares
Outstanding — 12,000,000 shares: $25 stated value
(annual dividend requirement — $18 million)	294	294
Total redeemable preferred stock	342	342	2.7	2.7
Preference Stock:
Authorized — 40,000,000 shares
Outstanding — $1 par value — 5.63% to 6.50%
— 14,000,000 shares (noncumulative): $25 stated value
(annual dividend requirement — $21 million)	343	343	2.7	2.8
Common Stockholder's Equity:
Common stock, par value $40 per share —
Authorized — 40,000,000 shares
Outstanding — 30,537,500 shares	1,222	1,222
Paid-in capital	2,304	2,262
Retained earnings	2,255	2,044
Accumulated other comprehensive loss	(29)	(26)
Total common stockholder's equity	5,752	5,502	45.6	44.3
Total Capitalization	$12,613	$12,420	100.0%	100.0%

The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2014, 2013, and 2012
Alabama Power Company 2014 Annual Report

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2011	31	$1,222	$2,182	$1,956	$(18)	$5,342
Net income after dividends on preferred and preference stock	—	—	—	704	—	704
Capital contributions from parent company	—	—	45	—	—	45
Other comprehensive income (loss)	—	—	—	—	(9)	(9)
Cash dividends on common stock	—	—	—	(684)	—	(684)
Balance at December 31, 2012	31	1,222	2,227	1,976	(27)	5,398
Net income after dividends on preferred and preference stock	—	—	—	712	—	712
Capital contributions from parent company	—	—	35	—	—	35
Other comprehensive income (loss)	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(644)	—	(644)
Balance at December 31, 2013	31	1,222	2,262	2,044	(26)	5,502
Net income after dividends on preferred and preference stock	—	—	—	761	—	761
Capital contributions from parent company	—	—	42	—	—	42
Other comprehensive income (loss)	—	—	—	—	(3)	(3)
Cash dividends on common stock	—	—	—	(550)	—	(550)
Balance at December 31, 2014	31	$1,222	$2,304	$2,255	$(29)	$5,752
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

NOTES TO FINANCIAL STATEMENTS
Alabama Power Company 2014 Annual Report

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
Alabama Power Company (the Company) is a wholly owned subsidiary of The Southern Company (Southern Company), which is the parent company of four traditional operating companies, Southern Power, SCS, SouthernLINC Wireless, Southern Company Holdings, Inc. (Southern Holdings), Southern Nuclear, and other direct and indirect subsidiaries. The traditional operating companies – the Company, Georgia Power, Gulf Power, and Mississippi Power – are vertically integrated utilities providing electric service in four Southeastern states. The Company operates as a vertically integrated utility providing electricity to retail and wholesale customers within its traditional service territory located in the State of Alabama in addition to wholesale customers in the Southeast. Southern Power constructs, acquires, owns, and manages generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. SCS, the system service company, provides, at cost, specialized services to Southern Company and its subsidiary companies. SouthernLINC Wireless provides digital wireless communications for use by Southern Company and its subsidiary companies and also markets these services to the public and provides fiber cable services within the Southeast. Southern Holdings is an intermediate holding company subsidiary primarily for Southern Company's investments in leveraged leases. Southern Nuclear operates and provides services to the Southern Company system's nuclear power plants, including the Company's Plant Farley.
The equity method is used for subsidiaries in which the Company has significant influence but does not control and for variable interest entities (VIEs) where the Company has an equity investment, but is not the primary beneficiary.
The Company is subject to regulation by the FERC and the Alabama PSC. The Company follows GAAP in the U.S. and complies with the accounting policies and practices prescribed by its regulatory commissions. The preparation of financial statements in conformity with GAAP requires the use of estimates, and the actual results may differ from those estimates. Certain prior years' data presented in the financial statements have been reclassified to conform to the current year presentation.
Recently Issued Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board issued ASC 606, Revenue from Contracts with Customers. ASC 606 revises the accounting for revenue recognition and is effective for fiscal years beginning after December 15, 2016. The Company continues to evaluate the requirements of ASC 606. The ultimate impact of the new standard has not yet been determined.
Affiliate Transactions
The Company has an agreement with SCS under which the following services are rendered to the Company at direct or allocated cost: general and design engineering, operations, purchasing, accounting, finance and treasury, tax, information technology, marketing, auditing, insurance and pension administration, human resources, systems and procedures, digital wireless communications, and other services with respect to business and operations, construction management, and power pool transactions. Costs for these services amounted to $400 million, $340 million, and $340 million during 2014, 2013, and 2012, respectively. Cost allocation methodologies used by SCS prior to the repeal of the Public Utility Holding Company Act of 1935, as amended, were approved by the SEC. Subsequently, additional cost allocation methodologies have been reported to the FERC and management believes they are reasonable. The FERC permits services to be rendered at cost by system service companies.
The Company has an agreement with Southern Nuclear under which the following nuclear-related services are rendered to the Company at cost: general executive and advisory services, general operations, management and technical services, administrative services including procurement, accounting, employee relations, systems and procedures services, strategic planning and budgeting services, and other services with respect to business and operations. Costs for these services amounted to $234 million, $211 million, and $218 million during 2014, 2013, and 2012, respectively.
The Company jointly owns Plant Greene County with Mississippi Power. The Company has an agreement with Mississippi Power under which the Company operates Plant Greene County, and Mississippi Power reimburses the Company for its proportionate share of non-fuel expenses, which were $13 million in 2014, $13 million in 2013, and $12 million in 2012. Also, Mississippi Power reimburses the Company for any direct fuel purchases delivered from one of the Company's transfer facilities, which were $34 million in 2014, $27 million in 2013, and $28 million in 2012. See Note 4 for additional information.
The Company has an agreement with Gulf Power under which the Company has made transmission system upgrades to ensure firm delivery of energy under a non-affiliate PPA. In 2009, Gulf Power entered into a PPA for the capacity and energy from a combined cycle plant located in Autauga County, Alabama. The total cost committed by the Company related to the upgrades is approximately $85 million, of which approximately $29 million was spent in 2014. The transmission improvements were

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

completed in 2014. The Company expects to recover a majority of these costs through a tariff with Gulf Power until 2023. The remainder of these costs will be recovered through normal rate mechanisms.
The Company provides incidental services to and receives such services from other Southern Company subsidiaries which are generally minor in duration and amount. Except as described herein, the Company neither provided nor received any material services to or from affiliates in 2014, 2013, or 2012.
Also, see Note 4 for information regarding the Company's ownership in a PPA and a gas pipeline ownership agreement with SEGCO.
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

NOTES (continued)
Alabama Power Company 2014 Annual Report

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
Regulatory assets and (liabilities) reflected in the balance sheets at December 31 relate to:

	2014	2013	Note
	(in millions)
Deferred income tax charges	$525	$519	(a,k)
Loss on reacquired debt	80	86	(b)
Vacation pay	65	63	(c,j)
Under/(over) recovered regulatory clause revenues	57	(18)	(d)
Fuel-hedging losses	53	8	(e)
Other regulatory assets	49	52	(f)
Asset retirement obligations	(125)	(132)	(a)
Other cost of removal obligations	(744)	(828)	(a)
Deferred income tax credits	(72)	(75)	(a)
Fuel-hedging gains	(1)	(8)	(e)
Nuclear outage	56	51	(d)
Natural disaster reserve	(84)	(96)	(h)
Other regulatory liabilities	(8)	(11)	(d,g)
Retiree benefit plans	882	461	(i,j)
Regulatory deferrals	13	20	(l)
Nuclear fuel disposal fee	(8)	—	(m)
Total regulatory assets (liabilities), net	$738	$92
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

(b)	Recovered over the remaining life of the original issue, which may range up to 50 years.

(c)	Recorded as earned by employees and recovered as paid, generally within one year. This includes both vacation and banked holiday pay.

(d)	Recorded and recovered or amortized as approved or accepted by the Alabama PSC over periods not exceeding 10 years.

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

(k)
Included in the deferred income tax charges are $18 million for 2014 and $20 million for 2013 for the retiree Medicare drug subsidy, which is recovered and amortized, as approved by the Alabama PSC, over the average remaining service period which may range up to 15 years.

(l)	Recorded and amortized as approved by the Alabama PSC for a period of five years.

(m)
Recorded as approved by the Alabama PSC related to potential future fees for nuclear waste disposal. The term of deferral is conditional upon resolution by the DOE. See Note 3 for additional information.

In the event that a portion of the Company's operations is no longer subject to applicable accounting rules for rate regulation, the Company would be required to write off to income or reclassify to accumulated OCI related regulatory assets and liabilities that are not specifically recoverable through regulated rates. In addition, the Company would be required to determine if any

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

impairment to other assets, including plant, exists and write down the assets, if impaired, to their fair values. All regulatory assets and liabilities are to be reflected in rates. See Note 3 under "Retail Regulatory Matters" for additional information.
Revenues
Wholesale capacity revenues from PPAs are recognized either on a levelized basis over the appropriate contract period or the amount billable under the contract terms. Energy and other revenues are recognized as services are provided. Unbilled revenues related to retail sales are accrued at the end of each fiscal period. Electric rates for the Company include provisions to adjust billings for fluctuations in fuel costs, fuel hedging, the energy component of purchased power costs, and certain other costs. Revenues are adjusted for differences between these actual costs and amounts billed in current regulated rates. Under or over recovered regulatory clause revenues are recorded in the balance sheets and are recovered or returned to customers through adjustments to the billing factors. The Company continuously monitors the under/over recovered balances and files for revised rates as required or when management deems appropriate, depending on the rate. See Note 3 under "Retail Regulatory Matters – Rate ECR" and "Retail Regulatory Matters – Rate CNP" for additional information.
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
See Note 3 under "Retail Regulatory Matters – Nuclear Waste Fund Fee Accounting Order" for additional information.
Income and Other Taxes
The Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. Federal ITCs utilized are deferred and amortized to income over the average life of the related property. Taxes that are collected from customers on behalf of governmental agencies to be remitted to these agencies are presented net on the statements of income.
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
The Company's property, plant, and equipment in service consisted of the following at December 31:

	2014	2013
	(in millions)
Generation	$11,670	$11,314
Transmission	3,579	3,287
Distribution	6,196	5,934
General	1,623	1,545
Plant acquisition adjustment	12	12
Total plant in service	$23,080	$22,092
The cost of replacements of property, exclusive of minor items of property, is capitalized. The cost of maintenance, repairs, and replacement of minor items of property is charged to other operations and maintenance expenses as incurred or performed with the exception of nuclear refueling costs, which are recorded in accordance with specific Alabama PSC orders.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

Nuclear Outage Accounting Order
In accordance with an Alabama PSC order, nuclear outage operations and maintenance expenses for the two units at Plant Farley are deferred to a regulatory asset when the charges actually occur and are then amortized over a subsequent 18-month period with the fall outage costs amortization beginning in January of the following year and the spring outage costs amortization beginning in July of the same year.
Depreciation and Amortization
Depreciation of the original cost of utility plant in service is provided primarily by using composite straight-line rates, which approximated 3.3% in 2014 and 3.2% in 2013 and 2012. Depreciation studies are conducted periodically to update the composite rates and the information is provided to the Alabama PSC and the FERC. When property subject to composite depreciation is retired or otherwise disposed of in the normal course of business, its original cost, together with the cost of removal, less salvage, is charged to accumulated depreciation. For other property dispositions, the applicable cost and accumulated depreciation are removed from the balance sheet accounts, and a gain or loss is recognized. Minor items of property included in the original cost of the plant are retired when the related property unit is retired.
In 2014, the Company submitted a depreciation study to the FERC and received authorization to use the recommended rates beginning January 2015. The study was also provided to the Alabama PSC.
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
The liability for AROs primarily relates to the decommissioning of the Company's nuclear facility, Plant Farley. In addition, the Company has retirement obligations related to various landfill sites, underground storage tanks, asbestos removal, disposal of polychlorinated biphenyls in certain transformers, and disposal of sulfur hexafluoride gas in certain substation breakers. The Company also has identified retirement obligations related to certain transmission and distribution facilities and certain wireless communication towers. However, liabilities for the removal of these assets have not been recorded because the settlement timing for the retirement obligations related to these assets is indeterminable and, therefore, the fair value of the retirement obligations cannot be reasonably estimated. A liability for these AROs will be recognized when sufficient information becomes available to support a reasonable estimation of the ARO. The Company will continue to recognize in the statements of income allowed removal costs in accordance with its regulatory treatment. Any differences between costs recognized in accordance with accounting standards related to asset retirement and environmental obligations and those reflected in rates are recognized as either a regulatory asset or liability, as ordered by the Alabama PSC, and are reflected in the balance sheets. See "Nuclear Decommissioning" herein for additional information on amounts included in rates.
Details of the AROs included in the balance sheets are as follows:

	2014	2013
	(in millions)
Balance at beginning of year	$730	$589
Liabilities incurred	1	—
Liabilities settled	(3)	(1)
Accretion	45	40
Cash flow revisions	56	102
Balance at end of year	$829	$730
The cash flow revisions in 2014 are primarily related to the Company's AROs associated with asbestos at its steam generation facilities. The cash flow revisions in 2013 are primarily related to revisions to the nuclear decommissioning ARO based on the Company's updated decommissioning study.
On December 19, 2014, the EPA issued the Disposal of Coal Combustion Residuals from Electric Utilities final rule (CCR Rule), but has not yet published it in the Federal Register. The CCR Rule will regulate the disposal of CCR, including coal ash and gypsum, as non-hazardous solid waste in landfills and surface impoundments at active generating power plants. The ultimate

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

impact of the CCR Rule cannot be determined at this time and will depend on the Company's ongoing review of the CCR Rule, the results of initial and ongoing minimum criteria assessments, and the outcome of legal challenges. The cost and timing of potential ash pond closure and ongoing monitoring activities that may be required in connection with the CCR Rule is also uncertain; however, the Company has developed a preliminary nominal dollar estimate of costs associated with closure and groundwater monitoring of ash ponds in place of approximately $311 million and ongoing post-closure care of approximately $49 million. The Company will record AROs for the estimated closure costs required under the CCR Rule during 2015. SEGCO, which is jointly owned with Georgia Power, will also record an ARO for ash ponds commonly used at Plant E.C. Gaston. The Company's results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates.
Nuclear Decommissioning
The NRC requires licensees of commercial nuclear power reactors to establish a plan for providing reasonable assurance of funds for future decommissioning. The Company has external trust funds (Funds) to comply with the NRC's regulations. Use of the Funds is restricted to nuclear decommissioning activities. The Funds are managed and invested in accordance with applicable requirements of various regulatory bodies, including the NRC, the FERC, and the Alabama PSC, as well as the IRS. While the Company is allowed to prescribe an overall investment policy to the Funds' managers, the Company and its affiliates are not allowed to engage in the day-to-day management of the Funds or to mandate individual investment decisions. Day-to-day management of the investments in the Funds is delegated to unrelated third party managers with oversight by the management of the Company. The Funds' managers are authorized, within certain investment guidelines, to actively buy and sell securities at their own discretion in order to maximize the return on the Funds' investments. The Funds are invested in a tax-efficient manner in a diversified mix of equity and fixed income securities and are reported as trading securities.
The Company records the investment securities held in the Funds at fair value, as disclosed in Note 10, as management believes that fair value best represents the nature of the Funds. Gains and losses, whether realized or unrealized, are recorded in the regulatory liability for AROs in the balance sheets and are not included in net income or OCI. Fair value adjustments and realized gains and losses are determined on a specific identification basis.
At December 31, 2014, investment securities in the Funds totaled $754 million, consisting of equity securities of $583 million, debt securities of $163 million, and $8 million of other securities. At December 31, 2013, investment securities in the Funds totaled $713 million, consisting of equity securities of $566 million, debt securities of $131 million, and $16 million of other securities. These amounts exclude receivables related to investment income and pending investment sales and payables related to pending investment purchases.
Sales of the securities held in the Funds resulted in cash proceeds of $244 million, $279 million, and $193 million in 2014, 2013, and 2012, respectively, all of which were reinvested. For 2014, fair value increases, including reinvested interest and dividends and excluding the Funds' expenses, were $54 million, of which $2 million related to realized gains and $19 million related to unrealized gains related to securities held in the Funds at December 31, 2014. For 2013, fair value increases, including reinvested interest and dividends and excluding the Funds' expenses, were $120 million, of which $5 million related to realized gains and $85 million related to unrealized gains related to securities held in the Funds at December 31, 2013. For 2012, fair value increases, including reinvested interest and dividends and excluding the Funds' expenses, were $70 million, of which $4 million related to realized gains and $50 million related to unrealized losses related to securities held in the Funds at December 31, 2012. While the investment securities held in the Funds are reported as trading securities, the Funds continue to be managed with a long-term focus. Accordingly, all purchases and sales within the Funds are presented separately in the statements of cash flows as investing cash flows, consistent with the nature of the securities and purpose for which the securities were acquired.
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

At December 31, the accumulated provisions for decommissioning were as follows:

	2014	2013
	(in millions)
External trust funds	$754	$713
Internal reserves	21	21
Total	$775	734
Site study costs is the estimate to decommission a facility as of the site study year. The estimated costs of decommissioning as of December 31, 2014 based on the most current study performed in 2013 for Plant Farley are as follows:

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
Amounts previously contributed to the Funds are currently projected to be adequate to meet the decommissioning obligations. The Company will continue to provide site-specific estimates of the decommissioning costs and related projections of funds in the external trust to the Alabama PSC and, if necessary, would seek the Alabama PSC's approval to address any changes in a manner consistent with NRC and other applicable requirements.
Allowance for Funds Used During Construction
In accordance with regulatory treatment, the Company records AFUDC, which represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new regulated facilities. While cash is not realized currently from such allowance, AFUDC increases the revenue requirement and is recovered over the service life of the plant through a higher rate base and higher depreciation. The equity component of AFUDC is not included in calculating taxable income. All current construction costs are included in retail rates. The AFUDC composite rate as of December 31 was 8.8% in 2014, 9.1% in 2013, and 9.4% in 2012. AFUDC, net of income taxes, as a percent of net income after dividends on preferred and preference stock was 7.9% in 2014, 5.4% in 2013, and 3.3% in 2012.
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

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
Fuel Inventory
Fuel inventory includes the average cost of coal, natural gas, oil, transportation, and emissions allowances. Fuel is charged to inventory when purchased and then expensed, at weighted average cost, as used and recovered by the Company through energy cost recovery rates approved by the Alabama PSC. Emissions allowances granted by the EPA are included in inventory at zero cost.
Financial Instruments
The Company uses derivative financial instruments to limit exposure to fluctuations in interest rates, the prices of certain fuel purchases, and electricity purchases and sales. All derivative financial instruments are recognized as either assets or liabilities (included in "Other" or shown separately as "Risk Management Activities") and are measured at fair value. See Note 10 for additional information regarding fair value. Substantially all of the Company's bulk energy purchases and sales contracts that meet the definition of a derivative are excluded from fair value accounting requirements because they qualify for the "normal" scope exception, and are accounted for under the accrual method. Derivative contracts that qualify as cash flow hedges of anticipated transactions or are recoverable through the Alabama PSC-approved fuel-hedging program result in the deferral of related gains and losses in OCI or regulatory assets and liabilities, respectively, until the hedged transactions occur. If any, immaterial ineffectiveness arising from cash flow hedges is recognized currently in net income. Other derivative contracts that qualify as fair value hedges are marked to market through current period income and are recorded on a net basis in the statements of income. See Note 11 for additional information regarding derivatives.
The Company does not offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement. Additionally, the Company had no outstanding collateral repayment obligations or rights to reclaim collateral arising from derivative instruments recognized at December 31, 2014.
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
2. RETIREMENT BENEFITS
The Company has a defined benefit, trusteed, pension plan covering substantially all employees. This qualified pension plan is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA). No contributions were made to the qualified pension plan during 2014. No mandatory contributions to the qualified pension plan are anticipated for the year ending December 31, 2015. The Company also provides certain defined benefit pension plans for a

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

selected group of management and highly compensated employees. Benefits under these non-qualified pension plans are funded on a cash basis. In addition, the Company provides certain medical care and life insurance benefits for retired employees through other postretirement benefit plans. The Company funds its other postretirement trusts to the extent required by the Alabama PSC and the FERC. For the year ending December 31, 2015, other postretirement trusts contributions are expected to total approximately $2 million.
Actuarial Assumptions
The weighted average rates assumed in the actuarial calculations used to determine both the benefit obligations as of the measurement date and the net periodic costs for the pension and other postretirement benefit plans for the following year are presented below. Net periodic benefit costs were calculated in 2011 for the 2012 plan year using discount rates for the pension plans and the other postretirement benefit plans of 4.98% and 4.88%, respectively, and an annual salary increase of 3.84%.

	2014	2013	2012
Discount rate:
Pension plans	4.18%	5.02%	4.27%
Other postretirement benefit plans	4.04	4.86	4.06
Annual salary increase	3.59	3.59	3.59
Long-term return on plan assets:
Pension plans	8.20	8.20	8.20
Other postretirement benefit plans	7.34	7.36	7.19
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
For purposes of its December 31, 2014 measurement date, the Company adopted new mortality tables for its pension plans and retiree life and medical plans, which reflect increased life expectancies in the U.S. The adoption of new mortality tables increased the projected benefit obligations for the Company's pension plans and other postretirement benefit plans by approximately $156 million and $22 million, respectively.
An additional assumption used in measuring the accumulated other postretirement benefit obligations (APBO) was a weighted average medical care cost trend rate. The weighted average medical care cost trend rates used in measuring the APBO as of December 31, 2014 were as follows:

	Initial Cost Trend Rate	Ultimate Cost Trend Rate	Year That Ultimate Rate is Reached
Pre-65	9.00%	4.50%	2024
Post-65 medical	6.00	4.50	2024
Post-65 prescription	6.75	4.50	2024
An annual increase or decrease in the assumed medical care cost trend rate of 1% would affect the APBO and the service and interest cost components at December 31, 2014 as follows:

	1 Percent Increase	1 Percent Decrease
	(in millions)
Benefit obligation	$34	$(29)
Service and interest costs	1	(1)

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

Pension Plans
The total accumulated benefit obligation for the pension plans was $2.4 billion at December 31, 2014 and $1.9 billion at December 31, 2013. Changes in the projected benefit obligations and the fair value of plan assets during the plan years ended December 31, 2014 and 2013 were as follows:

	2014	2013
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$2,112	$2,218
Service cost	48	52
Interest cost	103	93
Benefits paid	(100)	(93)
Actuarial (gain) loss	429	(158)
Balance at end of year	2,592	2,112
Change in plan assets
Fair value of plan assets at beginning of year	2,278	2,077
Actual return on plan assets	207	285
Employer contributions	11	9
Benefits paid	(100)	(93)
Fair value of plan assets at end of year	2,396	2,278
Prepaid pension costs (accrued liability)	$(196)	$166
At December 31, 2014, the projected benefit obligations for the qualified and non-qualified pension plans were $2.5 billion and $123 million, respectively. All pension plan assets are related to the qualified pension plan.
Amounts recognized in the balance sheets at December 31, 2014 and 2013 related to the Company's pension plans consist of the following:

	2014	2013
	(in millions)
Prepaid pension costs	$—	$276
Other regulatory assets, deferred	827	476
Other current liabilities	(10)	(9)
Employee benefit obligations	(186)	(101)
Presented below are the amounts included in regulatory assets at December 31, 2014 and 2013 related to the defined benefit pension plans that had not yet been recognized in net periodic pension cost along with the estimated amortization of such amounts for 2015.

	2014	2013	Estimated Amortization in 2015
	(in millions)
Prior service cost	$12	$19	$6
Net (gain) loss	815	457	55
Regulatory assets	$827	$476

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

The changes in the balance of regulatory assets related to the defined benefit pension plans for the years ended December 31, 2014 and 2013 are presented in the following table:

	2014	2013
	(in millions)
Regulatory assets:
Beginning balance	$476	$822
Net (gain) loss	389	(287)
Reclassification adjustments:
Amortization of prior service costs	(7)	(7)
Amortization of net gain (loss)	(31)	(52)
Total reclassification adjustments	(38)	(59)
Total change	351	(346)
Ending balance	$827	$476
Components of net periodic pension cost were as follows:

	2014	2013	2012
	(in millions)
Service cost	$48	$52	$44
Interest cost	103	93	94
Expected return on plan assets	(168)	(157)	(162)
Recognized net (gain) loss	31	52	23
Net amortization	7	7	7
Net periodic pension cost	$21	$47	$6
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
Future benefit payments reflect expected future service and are estimated based on assumptions used to measure the projected benefit obligation for the pension plans. At December 31, 2014, estimated benefit payments were as follows:

Benefit Payments
(in millions)
2015	$127
2016	114
2017	120
2018	125
2019	129
2020 to 2024	708

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

Other Postretirement Benefits
Changes in the APBO and in the fair value of plan assets during the plan years ended December 31, 2014 and 2013 were as follows:

	2014	2013
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$431	$490
Service cost	5	6
Interest cost	20	19
Benefits paid	(27)	(24)
Actuarial (gain) loss	71	(62)
Retiree drug subsidy	3	2
Balance at end of year	503	431
Change in plan assets
Fair value of plan assets at beginning of year	389	343
Actual return on plan assets	23	61
Employer contributions	4	7
Benefits paid	(24)	(22)
Fair value of plan assets at end of year	392	389
Accrued liability	$(111)	$(42)
Amounts recognized in the balance sheets at December 31, 2014 and 2013 related to the Company's other postretirement benefit plans consist of the following:

	2014	2013
	(in millions)
Other regulatory assets, deferred	$68	$6
Other regulatory liabilities, deferred	(14)	(21)
Employee benefit obligations	(111)	(42)

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

Presented below are the amounts included in net regulatory assets (liabilities) at December 31, 2014 and 2013 related to the other postretirement benefit plans that had not yet been recognized in net periodic other postretirement benefit cost along with the estimated amortization of such amounts for 2015.

	2014	2013	Estimated Amortization in 2015
	(in millions)
Prior service cost	$15	$19	$4
Net (gain) loss	39	(34)	2
Net regulatory assets (liabilities)	$54	$(15)
The changes in the balance of net regulatory assets (liabilities) related to the other postretirement benefit plans for the plan years ended December 31, 2014 and 2013 are presented in the following table:

	2014	2013
	(in millions)
Net regulatory assets (liabilities):
Beginning balance	$(15)	$89
Net gain (loss)	73	(99)
Reclassification adjustments:
Amortization of prior service costs	(4)	(3)
Amortization of net gain (loss)	—	(2)
Total reclassification adjustments	(4)	(5)
Total change	69	(104)
Ending balance	$54	$(15)
Components of the other postretirement benefit plans' net periodic cost were as follows:

	2014	2013	2012
	(in millions)
Service cost	$5	$6	$5
Interest cost	20	19	22
Expected return on plan assets	(25)	(23)	(23)
Net amortization	4	5	6
Net periodic postretirement benefit cost	$4	$7	$10
Future benefit payments, including prescription drug benefits, reflect expected future service and are estimated based on assumptions used to measure the APBO for the other postretirement benefit plans. Estimated benefit payments are reduced by drug subsidy receipts expected as a result of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 as follows:

	Benefit Payments	Subsidy Receipts	Total
	(in millions)
2015	$31	$(3)	$28
2016	32	(3)	29
2017	32	(4)	28
2018	34	(4)	30
2019	34	(4)	30
2020 to 2024	172	(22)	150

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

Benefit Plan Assets
Pension plan and other postretirement benefit plan assets are managed and invested in accordance with all applicable requirements, including ERISA and the Internal Revenue Code of 1986, as amended. The Company's investment policies for both the pension plan and the other postretirement benefit plans cover a diversified mix of assets, including equity and fixed income securities, real estate, and private equity. Derivative instruments are used primarily to gain efficient exposure to the various asset classes and as hedging tools. The Company minimizes the risk of large losses primarily through diversification but also monitors and manages other aspects of risk.
The composition of the Company's pension plan and other postretirement benefit plan assets as of December 31, 2014 and 2013, along with the targeted mix of assets for each plan, is presented below:

	Target	2014	2013
Pension plan assets:
Domestic equity	26%	30%	31%
International equity	25	23	25
Fixed income	23	27	23
Special situations	3	1	1
Real estate investments	14	14	14
Private equity	9	5	6
Total	100%	100%	100%
Other postretirement benefit plan assets:
Domestic equity	48%	48%	47%
International equity	20	20	20
Domestic fixed income	24	26	27
Special situations	1	—	—
Real estate investments	4	4	4
Private equity	3	2	2
Total	100%	100%	100%
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

NOTES (continued)
Alabama Power Company 2014 Annual Report

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

Benefit Plan Asset Fair Values
Following are the fair value measurements for the pension plan and the other postretirement benefit plan assets as of December 31, 2014 and 2013. The fair values presented are prepared in accordance with GAAP. For purposes of determining the fair value of the pension plan and other postretirement benefit plan assets and the appropriate level designation, management relies on information provided by the plan's trustee. This information is reviewed and evaluated by management with changes made to the trustee information as appropriate.
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

The fair values of pension plan assets as of December 31, 2014 and 2013 are presented below. These fair value measurements exclude cash, receivables related to investment income, pending investments sales, and payables related to pending investment purchases. Assets that are considered special situations investments, primarily real estate investments and private equities, are presented in the tables below based on the nature of the investment.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2014:	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Assets:
Domestic equity*	$421	$174	$—	$595
International equity*	264	244	—	508
Fixed income:
U.S. Treasury, government, and agency bonds	—	173	—	173
Mortgage- and asset-backed securities	—	47	—	47
Corporate bonds	—	280	—	280
Pooled funds	—	127	—	127
Cash equivalents and other	1	163	—	164
Real estate investments	73	—	277	350
Private equity	—	—	141	141
Total	$759	$1,208	$418	$2,385

*
Level 1 securities consist of actively traded stocks while Level 2 securities consist of pooled funds. Management believes that the portfolio is well-diversified with no significant concentrations of risk.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2013:	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Assets:
Domestic equity*	$374	$219	$—	$593
International equity*	287	265	—	552
Fixed income:
U.S. Treasury, government, and agency bonds	—	156	—	156
Mortgage- and asset-backed securities	—	41	—	41
Corporate bonds	—	255	—	255
Pooled funds	—	123	—	123
Cash equivalents and other	—	58	—	58
Real estate investments	68	—	261	329
Private equity	—	—	149	149
Total	$729	$1,117	$410	$2,256
Liabilities:
Derivatives	$—	$(1)	$—	$(1)
Total	$729	$1,116	$410	$2,255

*
Level 1 securities consist of actively traded stocks while Level 2 securities consist of pooled funds. Management believes that the portfolio is well-diversified with no significant concentrations of risk.

Changes in the fair value measurement of the Level 3 items in the pension plan assets valued using significant unobservable inputs for the years ended December 31, 2014 and 2013 were as follows:

	2014		2013
	Real Estate Investments	Private Equity	Real Estate Investments	Private Equity
	(in millions)
Beginning balance	$261	$149	$220	$155
Actual return on investments:
Related to investments held at year end	6	5	19	2
Related to investments sold during the year	8	(4)	8	13
Total return on investments	14	1	27	15
Purchases, sales, and settlements	2	(9)	14	(21)
Ending balance	$277	$141	$261	$149
The fair values of other postretirement benefit plan assets as of December 31, 2014 and 2013 are presented below. These fair value measurements exclude cash, receivables related to investment income, pending investments sales, and payables related to pending investment purchases. Assets that are considered special situations investments, primarily real estate investments and private equities, are presented in the tables below based on the nature of the investment.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2014:	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Assets:
Domestic equity*	$76	$8	$—	$84
International equity*	13	12	—	25
Fixed income:
U.S. Treasury, government, and agency bonds	—	10	—	10
Mortgage- and asset-backed securities	—	2	—	2
Corporate bonds	—	14	—	14
Pooled funds	—	6	—	6
Cash equivalents and other	—	8	—	8
Trust-owned life insurance	—	217	—	217
Real estate investments	5	—	13	18
Private equity	—	—	7	7
Total	$94	$277	$20	$391

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

Changes in the fair value measurement of the Level 3 items in the other postretirement benefit plan assets valued using significant unobservable inputs for the years ended December 31, 2014 and 2013 were as follows:

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

	2014		2013
	Real Estate Investments	Private Equity	Real Estate Investments	Private Equity
	(in millions)
Beginning balance	$13	$7	$11	$8
Actual return on investments:
Related to investments held at year end	—	—	1	—
Related to investments sold during the year	—	—	—	—
Total return on investments	—	—	1	—
Purchases, sales, and settlements	—	—	1	(1)
Ending balance	$13	$7	$13	$7
Employee Savings Plan
The Company also sponsors a 401(k) defined contribution plan covering substantially all employees. The Company provides an 85% matching contribution on up to 6% of an employee's base salary. Total matching contributions made to the plan for 2014, 2013, and 2012 were $21 million, $20 million, and $19 million, respectively.
3. CONTINGENCIES AND REGULATORY MATTERS
General Litigation Matters
The Company is subject to certain claims and legal actions arising in the ordinary course of business. In addition, the Company's business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as air quality and water standards, has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters. The ultimate outcome of such pending or potential litigation against the Company cannot be predicted at this time; however, for current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on the Company's financial statements.
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

NOTES (continued)
Alabama Power Company 2014 Annual Report

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
Nuclear Fuel Disposal Costs
Acting through the DOE and pursuant to the Nuclear Waste Policy Act of 1982, the U.S. government entered into a contract with the Company that requires the DOE to dispose of spent nuclear fuel and high level radioactive waste generated at Plant Farley beginning no later than January 31, 1998. The DOE has yet to commence the performance of its contractual and statutory obligation to dispose of spent nuclear fuel. Consequently, the Company has pursued and continues to pursue legal remedies against the U.S. government for its partial breach of contract.
As a result of the first lawsuit, the Company recovered approximately $17 million, representing the vast majority of the Company's direct costs of the expansion of spent nuclear fuel storage facilities at Plant Farley from 1998 through 2004. In 2012, the award was credited to cost of service for the benefit of customers.
On December 12, 2014, the Court of Federal Claims entered a judgment in favor of the Company in its second spent nuclear fuel lawsuit seeking damages for the period from January 1, 2005 through December 31, 2010. The Company was awarded approximately $26 million. No amounts have been recognized in the financial statements as of December 31, 2014. The final outcome of this matter cannot be determined at this time; however, no material impact on the Company's net income is expected.
On March 4, 2014, the Company filed a third lawsuit against the U.S. government for the costs of continuing to store spent nuclear fuel at Plant Farley for the period from January 1, 2011 through December 31, 2013. Damages will continue to accumulate until the issue is resolved or storage is provided. No amounts have been recognized in the financial statements as of December 31, 2014 for any potential recoveries from the third lawsuit. The final outcome of this matter cannot be determined at this time; however, no material impact on the Company's net income is expected.
At Plant Farley, on-site dry spent fuel storage facilities are operational and can be expanded to accommodate spent fuel through the expected life of the plant.
Retail Regulatory Matters
Rate RSE
Rate RSE adjustments are based on forward-looking information for the applicable upcoming calendar year. Rate adjustments for any two-year period, when averaged together, cannot exceed 4.0% and any annual adjustment is limited to 5.0%. If the Company's actual retail return is above the allowed weighted cost of equity (WCE) range, customer refunds will be required; however, there is no provision for additional customer billings should the actual retail return fall below the WCE range. Prior to 2014, retail rates remained unchanged when the retail ROE was projected to be between 13.0% and 14.5%.
During 2013, the Alabama PSC held public proceedings regarding the operation and utilization of Rate RSE. In August 2013, the Alabama PSC voted to issue a report on Rate RSE that found that the Company's Rate RSE mechanism continues to be just and reasonable to customers and the Company, but recommended the Company modify Rate RSE as follows:

•	Eliminate the provision of Rate RSE establishing an allowed range of ROE.

•	Eliminate the provision of Rate RSE limiting the Company's capital structure to an allowed equity ratio of 45%.

•
Replace these two provisions with a provision that establishes rates based upon the WCE range of 5.75% to 6.21%, with an adjusting point of 5.98%. If calculated under the previous Rate RSE provisions, the resulting WCE would range from 5.85% to 6.53%, with an adjusting point of 6.19%.

•
Provide eligibility for a performance-based adder of seven basis points, or 0.07%, to the WCE adjusting point if the Company (i) has an "A" credit rating equivalent with at least one of the recognized rating agencies or (ii) is in the top one-third of a designated customer value benchmark survey.

Substantially all other provisions of Rate RSE were unchanged.
In August 2013, the Company filed its consent to these recommendations with the Alabama PSC. The changes became effective for calendar year 2014. In November 2013, the Company made its Rate RSE submission to the Alabama PSC of projected data

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

for calendar year 2014; projected earnings were within the specified WCE range and, therefore, retail rates under Rate RSE remained unchanged for 2014. In 2012 and 2013, retail rates under Rate RSE remained unchanged from 2011. Under the terms of Rate RSE, the maximum possible increase for 2015 is 5.00%.
On December 1, 2014, the Company submitted the required annual filing under Rate RSE to the Alabama PSC. The Rate RSE increase was 3.49%, or $181 million annually, effective January 1, 2015. The revenue adjustment includes the performance based adder of 0.07%. Under the terms of Rate RSE, the maximum increase for 2016 cannot exceed 4.51%.
Rate CNP
The Company's retail rates, approved by the Alabama PSC, provide for adjustments to recognize the placing of new generating facilities into retail service under Rate CNP. The Company may also recover retail costs associated with certificated PPAs under Rate CNP PPA. On March 4, 2014, the Alabama PSC issued a consent order that the Company leave in effect the current Rate CNP PPA factor for billings for the period April 1, 2014 through March 31, 2015. It is anticipated that no adjustment will be made to Rate CNP PPA in 2015. As of December 31, 2014, the Company had an under recovered certificated PPA balance of $56 million, of which $27 million is included in under recovered regulatory clause revenues and $29 million is included in deferred under recovered regulatory clause revenues in the balance sheet.
In 2011, the Alabama PSC approved and certificated a PPA of approximately 200 MWs of electricity from wind-powered generating facilities that became operational in 2012. In 2012, the Alabama PSC approved and certificated a second PPA of approximately 200 MWs of electricity from other wind-powered generating facilities which became operational in 2014. The terms of the PPAs permit the Company to use the energy and retire the associated environmental attributes in service of its customers or to sell the environmental attributes, separately or bundled with energy. The Company has elected the normal purchase normal sale (NPNS) scope exception under the derivative accounting rules for its two wind PPAs, which total approximately 400 MWs. The NPNS exception allows the PPAs to be recorded at a cost, rather than fair value, basis. The industry's application of the NPNS exception to certain physical forward transactions in nodal markets was previously under review by the SEC at the request of the electric utility industry. In June 2014, the SEC requested the Financial Accounting Standards Board to address the issue through the Emerging Issues Task Force (EITF). Any accounting decisions will now be subject to EITF deliberations. The outcome of the EITF's deliberations cannot be determined at this time. If the Company is ultimately required to record these PPAs at fair value, an offsetting regulatory asset or regulatory liability will be recorded.
Rate CNP Environmental allows for the recovery of the Company's retail costs associated with environmental laws, regulations, or other such mandates. Rate CNP Environmental is based on forward-looking information and provides for the recovery of these costs pursuant to a factor that is calculated annually. Environmental costs to be recovered include operations and maintenance expenses, depreciation, and a return on certain invested capital. There was no adjustment to Rate CNP Environmental in 2014. In August 2013, the Alabama PSC approved the Company's petition requesting a revision to Rate CNP Environmental that allows recovery of costs related to pre-2005 environmental assets previously being recovered through Rate RSE. The Rate CNP Environmental increase effective January 1, 2015 was 1.5%, or $75 million annually, based upon projected billings. As of December 31, 2014, the Company had an under recovered environmental clause balance of $49 million, of which $47 million is included in under recovered regulatory clause revenues and $2 million is included in deferred under recovered regulatory clause revenues in the balance sheet.
Rate ECR
The Company has established energy cost recovery rates under the Company's Rate ECR as approved by the Alabama PSC. Rates are based on an estimate of future energy costs and the current over or under recovered balance. Revenues recognized under Rate ECR and recorded on the financial statements are adjusted for the difference in actual recoverable fuel costs and amounts billed in current regulated rates. The difference in the recoverable fuel costs and amounts billed give rise to the over or under recovered amounts recorded as regulatory assets or liabilities. The Company, along with the Alabama PSC, continually monitors the over or under recovered cost balance to determine whether an adjustment to billing rates is required. Changes in the Rate ECR factor have no significant effect on the Company's net income, but will impact operating cash flows. Currently, the Alabama PSC may approve billing rates under Rate ECR of up to 5.910 cents per KWH. In December 2014, the Alabama PSC issued a consent order that the Company leave in effect for 2015 the energy cost recovery rates which began in 2011. Therefore, the Rate ECR factor as of January 1, 2015 remained at 2.681 cents per KWH. Effective with billings beginning in January 2016, the Rate ECR factor will be 5.910 cents per KWH, absent a further order from the Alabama PSC.
The Company's over recovered fuel costs at December 31, 2014 totaled $47 million as compared to over recovered fuel costs of $42 million at December 31, 2013. At December 31, 2014, $47 million is included in deferred over recovered regulatory clause revenues. These classifications are based on estimates, which include such factors as weather, generation availability, energy

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

demand, and the price of energy. A change in any of these factors could have a material impact on the timing of any recovery or return of fuel costs.
Rate NDR
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
As part of its environmental compliance strategy, the Company plans to retire Plant Gorgas Units 6 and 7. These units represent 200 MWs of the Company's approximately 12,200 MWs of generating capacity. The Company also plans to cease using coal at Plant Barry Units 1 and 2 (250 MWs), but such units will remain available on a limited basis with natural gas as the fuel source. Additionally, the Company expects to cease using coal at Plant Barry Unit 3 (225 MWs) and Plant Greene County Units 1 and 2 (300 MWs) and begin operating those units solely on natural gas. These plans are expected to be effective no later than April 2016.
In accordance with an accounting order from the Alabama PSC, the Company will transfer the unrecovered plant asset balances to a regulatory asset at their respective retirement dates. The regulatory asset will be amortized through Rate CNP Environmental over the remaining useful lives, as established prior to the decision for retirement. As a result, these decisions will not have a significant impact on the Company's financial statements.
Nuclear Waste Fund Accounting Order
In November 2013, the U.S. District Court for the District of Columbia ordered the DOE to cease collecting spent fuel depositary fees from nuclear power plant operators until such time as the DOE either complies with the Nuclear Waste Policy Act of 1982 or until the U.S. Congress enacts an alternative waste management plan. In accordance with the court's order, the DOE submitted a proposal to the U.S. Congress to change the fee to zero. On March 18, 2014, the U.S. Court of Appeals for the District of Columbia Circuit denied the DOE's request for rehearing of the November 2013 panel decision ordering that the DOE propose the nuclear waste fund fee be changed to zero. The DOE formally set the fee to zero effective May 16, 2014.
On August 5, 2014, the Alabama PSC issued an order to provide for the continued recovery from customers of amounts associated with the permanent disposal of nuclear waste from the operation of Plant Farley. In accordance with the order, effective May 16, 2014, the Company is authorized to recover from customers an amount equal to the prior fee and to record the amounts in a regulatory liability account (approximately $14 million annually). At December 31, 2014, the Company recorded an $8 million regulatory liability which is included in other regulatory liabilities deferred in the balance sheet. Upon the DOE meeting the requirements of the Nuclear Waste Policy Act of 1982 and a new spent fuel depositary fee being put in place, the accumulated balance in the regulatory liability account will be available for purposes of the associated cost responsibility. In the

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

event the balance is later determined to be more than needed, those amounts would be used for the benefit of customers, subject to the approval of the Alabama PSC. The ultimate outcome of this matter cannot be determined at this time.
Compliance and Pension Cost Accounting Order
In 2012, the Alabama PSC approved an accounting order to defer to a regulatory asset account certain compliance-related operations and maintenance expenditures for the years 2013 through 2017, as well as the incremental increase in operations expense related to pension cost for 2013. These deferred costs would have been amortized over a three-year period beginning in January 2015. The compliance related expenditures were related to (i) standards addressing Critical Infrastructure Protection issued by the North American Electric Reliability Corporation, (ii) cyber security requirements issued by the NRC, and (iii) NRC guidance addressing the readiness at nuclear facilities within the U.S. for severe events.
On November 3, 2014, the Alabama PSC issued an accounting order authorizing the Company to fully amortize the balances in certain regulatory asset accounts, including the $28 million of compliance and pension costs accumulated at December 31, 2014. This amortization expense was offset by the amortization of the regulatory liability for other cost of removal obligations. See "Cost of Removal Accounting Order" herein for additional information. The cost of removal accounting order requires the Company to terminate, as of December 31, 2014, the regulatory asset accounts created pursuant to the compliance and pension cost accounting order. Consequently, the Company will not defer any expenditures in 2015, 2016, and 2017 related to critical electric infrastructure and domestic nuclear facilities under these orders.
Non-Nuclear Outage Accounting Order
In August 2013, the Alabama PSC approved an accounting order to defer to a regulatory asset account certain operations and maintenance expenses associated with planned outages at non-nuclear generation facilities in 2014 and to amortize those expenses over a three-year period beginning in 2015.
On November 3, 2014, the Alabama PSC issued an accounting order authorizing the Company to fully amortize the balances in certain regulatory asset accounts, including the $95 million of non-nuclear outage costs accumulated at December 31, 2014. This amortization expense was reflected in other operations and maintenance and was offset by the amortization of the regulatory liability for other cost of removal obligations. See "Cost of Removal Accounting Order" herein for additional information. The cost of removal accounting order requires the Company to terminate, as of December 31, 2014, the regulatory asset accounts created pursuant to the non-nuclear outage accounting order.
Cost of Removal Accounting Order
In accordance with an accounting order issued on November 3, 2014 by the Alabama PSC, at December 31, 2014, the Company fully amortized the balance of $123 million in certain regulatory asset accounts and offset this amortization expense with the amortization of $120 million of the regulatory liability for other cost of removal obligations. The regulatory asset account balances amortized as of December 31, 2014 represented costs previously deferred under a compliance and pension cost accounting order as well as a non-nuclear outage accounting order, as discussed herein.
Non-Environmental Federal Mandated Costs Accounting Order
On December 9, 2014, pending the development of a new cost recovery mechanism, the Alabama PSC issued an accounting order authorizing the deferral as a regulatory asset of up to $50 million of costs associated with non-environmental federal mandates that would otherwise impact rates in 2015.
On February 17, 2015, the Company filed a proposed modification to Rate CNP Environmental with the Alabama PSC to include compliance costs for both environmental and non-environmental mandates. The non-environmental costs that would be recovered through the revised mechanism concern laws, regulations, and other mandates directed at the utility industry involving the security, reliability, safety, sustainability, or similar considerations impacting the Company's facilities or operations. If approved as requested, the effective date for the revised mechanism would be March 20, 2015, upon which the regulatory asset balance would be reclassified to the under recovered balance for Rate CNP Environmental, and the related customer rates would not become effective before January 2016. The ultimate outcome of this matter cannot be determined at this time.
4. JOINT OWNERSHIP AGREEMENTS
The Company and Georgia Power own equally all of the outstanding capital stock of SEGCO, which owns electric generating units with a total rated capacity of 1,020 MWs, as well as associated transmission facilities. The capacity of these units is sold equally to the Company and Georgia Power under a power contract. The Company and Georgia Power make payments sufficient to provide for the operating expenses, taxes, interest expense, and ROE. The Company's share of purchased power totaled $84

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

million in 2014, $88 million in 2013, and $109 million in 2012 and is included in "Purchased power from affiliates" in the statements of income. The Company accounts for SEGCO using the equity method.
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
At December 31, 2014, the capitalization of SEGCO consisted of $106 million of equity and $125 million of long-term debt on which the annual interest requirement is $3 million. In addition, SEGCO had short-term debt outstanding of $42 million. SEGCO paid dividends of $3 million in 2014, $7 million in 2013, and $14 million in 2012, of which one-half of each was paid to the Company. In addition, the Company recognizes 50% of SEGCO's net income.
SEGCO plans to add natural gas as the primary fuel source for 1,000 MWs of its generating capacity in 2015. A natural gas pipeline was constructed and will be placed in service in 2015. The Company, which owns and operates a generating unit adjacent to the SEGCO generating units, has entered into a joint ownership agreement with SEGCO for the ownership of the gas pipeline. The Company will own 14% of the pipeline with the remaining 86% owned by SEGCO. At December 31, 2014, the Company's portion of the construction work in progress associated with the pipeline is $15 million.
In addition to the Company's ownership of SEGCO and joint ownership of the natural gas pipeline, the Company's percentage ownership and investment in jointly-owned coal-fired generating plants at December 31, 2014 were as follows:

Facility	Total MW Capacity	Company Ownership		Plant in Service	Accumulated Depreciation	Construction Work in Progress
				(in millions)
Greene County	500	60.00%	(1)	$164	$96	$1
Plant Miller
Units 1 and 2	1,320	91.84%	(2)	1,512	561	14

(1)	Jointly owned with an affiliate, Mississippi Power.

(2)	Jointly owned with PowerSouth Energy Cooperative, Inc.
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

Current and Deferred Income Taxes
Details of income tax provisions are as follows:

	2014	2013	2012
	(in millions)
Federal —
Current	$198	$243	$262
Deferred	225	160	137
	423	403	399
State —
Current	44	36	51
Deferred	45	39	27
	89	75	78
Total	$512	$478	$477
The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

	2014	2013
	(in millions)
Deferred tax liabilities —
Accelerated depreciation	$3,429	$3,187
Property basis differences	457	458
Premium on reacquired debt	30	33
Employee benefit obligations	215	209
Regulatory assets associated with employee benefit obligations	366	198
Asset retirement obligations	59	38
Regulatory assets associated with asset retirement obligations	285	265
Other	156	128
Total	4,997	4,516
Deferred tax assets —
Federal effect of state deferred taxes	219	205
Unbilled fuel revenue	42	41
Storm reserve	27	32
Employee benefit obligations	400	231
Other comprehensive losses	19	18
Asset retirement obligations	344	303
Other	90	108
Total	1,141	938
Total deferred tax liabilities, net	3,856	3,578
Portion included in current assets/(liabilities), net	18	25
Accumulated deferred income taxes	$3,874	$3,603
The application of bonus depreciation provisions in current tax law has significantly increased deferred tax liabilities related to accelerated depreciation.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

At December 31, 2014, the tax-related regulatory assets to be recovered from customers were $526 million. These assets are primarily attributable to tax benefits flowed through to customers in prior years, deferred taxes previously recognized at rates lower than the current enacted tax law, and taxes applicable to capitalized interest.
At December 31, 2014, the tax-related regulatory liabilities to be credited to customers were $72 million. These liabilities are primarily attributable to unamortized ITCs.
In accordance with regulatory requirements, deferred federal ITCs are amortized over the average life of the related property with such amortization normally applied as a credit to reduce depreciation in the statements of income. Credits amortized in this manner amounted to $8 million in 2014, 2013 and 2012. At December 31, 2014, all ITCs available to reduce federal income taxes payable had been utilized.
Effective Tax Rate
A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal deduction	4.4	4.0	4.1
Non-deductible book depreciation	1.1	1.0	0.9
Differences in prior years' deferred and current tax rates	(0.1)	(0.1)	(0.1)
AFUDC equity	(1.3)	(0.9)	(0.5)
Other	(0.1)	(0.1)	(0.3)
Effective income tax rate	39.0%	38.9%	39.1%
Unrecognized Tax Benefits
The Company had no unrecognized tax benefits during 2014. Changes in unrecognized tax benefits in prior years were as follows:

	2013	2012
	(in millions)
Unrecognized tax benefits at beginning of year	$31	$32
Tax positions from current periods	—	5
Tax positions from prior periods	(31)	(4)
Reductions due to settlements	—	(2)
Balance at end of year	$—	$31
The decrease in tax positions from prior periods for 2013 relates primarily to the tax accounting method change for repairs-generation assets, which did not impact the effective tax rate. See "Tax Method of Accounting for Repairs" herein for additional information.
These amounts are presented on a gross basis without considering the related federal or state income tax impact. The Company classifies interest on tax uncertainties as interest expense. Accrued interest for unrecognized tax benefits was immaterial for all periods presented. The Company did not accrue any penalties on uncertain tax positions.
The IRS has finalized its audits of Southern Company's consolidated federal income tax returns through 2012. Southern Company has filed its 2013 federal income tax return and has received a partial acceptance letter from the IRS; however, the IRS has not finalized its audit. Southern Company is a participant in the Compliance Assurance Process of the IRS. The audits for the Company's state income tax returns have either been concluded, or the statute of limitations has expired, for years prior to 2010.
Tax Method of Accounting for Repairs
In 2011, the IRS published regulations on the deduction and capitalization of expenditures related to tangible property that generally apply for tax years beginning on or after January 1, 2014. Additionally, in April 2013, the IRS issued Revenue Procedure 2013-24, which provides guidance for taxpayers related to the deductibility of repair costs associated with generation assets. Based on a review of the regulations, Southern Company incorporated provisions related to repair costs for generation

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

assets into its consolidated 2012 federal income tax return and reversed all related unrecognized tax positions. In September 2013, the IRS issued Treasury Decision 9636, "Guidance Regarding Deduction and Capitalization of Expenditures Related to Tangible Property," which are final tangible property regulations applicable to taxable years beginning on or after January 1, 2014. Southern Company continues to review this guidance; however, these regulations are not expected to have a material impact on the Company's financial statements.
6. FINANCING
Long-Term Debt Payable to an Affiliated Trust
The Company has formed a wholly-owned trust subsidiary for the purpose of issuing preferred securities. The proceeds of the related equity investments and preferred security sales were loaned back to the Company through the issuance of junior subordinated notes totaling $206 million as of December 31, 2014 and 2013, which constitute substantially all of the assets of this trust and are reflected in the balance sheets as long-term debt payable. The Company considers that the mechanisms and obligations relating to the preferred securities issued for its benefit, taken together, constitute a full and unconditional guarantee by it of the trust's payment obligations with respect to these securities. At each of December 31, 2014 and 2013, trust preferred securities of $200 million were outstanding. See Note 1 under "Variable Interest Entities" for additional information on the accounting treatment for this trust and the related securities.
Securities Due Within One Year
At December 31, 2014, the Company had $454 million of senior notes and pollution control revenue bonds due within one year. At December 31, 2013, the Company had no scheduled maturities of senior notes or pollution control revenue bonds due within one year.
Maturities of senior notes and pollution control revenue bonds through 2019 applicable to total long-term debt are as follows: $454 million in 2015; $200 million in 2016; $561 million in 2017; and $200 million in 2019. There are no scheduled maturities in 2018.
Subsequent to December 31, 2014, the Company announced the redemption of $250 million aggregate principal amount of its Series DD 5.65% Senior Notes due March 15, 2035 that will occur on March 16, 2015.
Pollution Control Revenue Bonds
Pollution control obligations represent loans to the Company from public authorities of funds or installment purchases of pollution control and solid waste disposal facilities financed by funds derived from sales by public authorities of revenue bonds. The Company is required to make payments sufficient for the authorities to meet principal and interest requirements of such bonds. In December 2014, the Company incurred obligations related to the issuance of $254 million of The Industrial Development Board of the Town of Columbia, Pollution Control Revenue Refunding Bonds (Alabama Power Company Project), Series 2014 – A, Series 2014 – B, Series 2014 – C, and Series 2014 – D due December 1, 2037. The proceeds were used to refund in December 2014 approximately $254 million of The Industrial Development Board of the Town of Columbia, Pollution Control Revenue Refunding Bonds (Alabama Power Company Project), Series 1995 – A, 1995 – B, 1995 – C, 1995 – D, 1995 – E, 1996 – A, 1999 – A, 1999 – B, and 1999 – C.
The amount of tax-exempt pollution control revenue bonds outstanding at December 31, 2014 and 2013 was $1.2 billion, respectively.
Senior Notes
In August 2014, the Company issued $400 million aggregate principal amount of Series 2014A 4.150% Senior Notes due August 15, 2044. The proceeds were used for general corporate purposes, including the Company's continuous construction program.
During 2014, the Company entered into forward-starting interest rate swaps to hedge exposure to interest rate changes related to an anticipated debt issuance. The notional amount of the swaps totaled $200 million.
At December 31, 2014 and 2013, the Company had $5.3 billion and $4.9 billion of senior notes outstanding, respectively. As of December 31, 2014, the Company did not have any outstanding secured debt.
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

The preferred stock and Class A preferred stock of the Company contain a feature that allows the holders to elect a majority of the Company's board of directors if preferred dividends are not paid for four consecutive quarters. Because such a potential redemption-triggering event is not solely within the control of the Company, the preferred stock and Class A preferred stock is presented as "Redeemable Preferred Stock" in a manner consistent with temporary equity under applicable accounting standards. The preference stock does not contain such a provision that would allow the holders to elect a majority of the Company's board. The Company's preference stock ranks senior to the common stock with respect to the payment of dividends and voluntary or involuntary dissolution.
The Company's preferred stock is subject to redemption at a price equal to the par value plus a premium. The Company's Class A preferred stock is subject to redemption at a price equal to the stated capital. Certain series of the Company's preference stock are subject to redemption at a price equal to the stated capital plus a make-whole premium based on the present value of the liquidation amount and future dividends to the first stated capital redemption date and the other series of preference stock are subject to redemption at a price equal to the stated capital. All series of the Company's preferred stock currently are subject to redemption at the option of the Company. Information for each outstanding series is in the table below:

Preferred/Preference Stock	Par Value/Stated Capital Per Share	Shares Outstanding	Redemption Price Per Share
4.92% Preferred Stock	$100	80,000	$103.23
4.72% Preferred Stock	$100	50,000	$102.18
4.64% Preferred Stock	$100	60,000	$103.14
4.60% Preferred Stock	$100	100,000	$104.20
4.52% Preferred Stock	$100	50,000	$102.93
4.20% Preferred Stock	$100	135,115	$105.00
5.83% Class A Preferred Stock	$25	1,520,000	Stated Capital
5.20% Class A Preferred Stock	$25	6,480,000	Stated Capital
5.30% Class A Preferred Stock	$25	4,000,000	Stated Capital
5.625% Preference Stock	$25	6,000,000	Stated Capital
6.450% Preference Stock	$25	6,000,000	*
6.500% Preference Stock	$25	2,000,000	*

*	Prior to 10/01/2017: Stated Value Plus Make-Whole Premium; after 10/01/2017: Stated Capital
Dividend Restrictions
The Company can only pay dividends to Southern Company out of retained earnings or paid-in-capital.
Assets Subject to Lien
During 2014, all outstanding pollution control revenue bonds pursuant to which the Company granted liens on certain property were redeemed. There are no agreements or other arrangements among the Southern Company system companies under which the assets of one company have been pledged or otherwise made available to satisfy obligations of Southern Company or any of its other subsidiaries.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

Bank Credit Arrangements
At December 31, 2014, committed credit arrangements with banks were as follows:

Expires(a)					Executable Term-Loans		Due Within One Year
2015	2016	2018	Total	Unused	One Year	Two Years	Term Out	No Term Out
(in millions)
$228	$50	$1,030	$1,308	$1,308	$58	$—	$58	$170

(a)	No credit arrangements expire in 2017.
The Company expects to renew its bank credit agreements as needed, prior to expiration. Most of the bank credit arrangements require payment of a commitment fee based on the unused portion of the commitments or the maintenance of compensating balances with the banks. Commitment fees average less than 1/10 of 1% for the Company. Compensating balances are not legally restricted from withdrawal.
Most of the Company's bank credit arrangements contain covenants that limit the Company's debt to 65% of total capitalization, as defined in the arrangements. For purposes of calculating these covenants, any long-term notes payable to affiliated trusts are excluded from debt but included in capitalization. Exceeding this debt level would result in a default under the credit arrangements. At December 31, 2014, the Company was in compliance with the debt limit covenants.
A portion of the unused credit with banks is allocated to provide liquidity support to the Company's variable rate pollution control revenue bonds and commercial paper program. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support was $784 million as of December 31, 2014. In addition, at December 31, 2014, the Company had $280 million of fixed rate pollution control revenue bonds outstanding that were required to be remarketed within the next 12 months.
The Company borrows through commercial paper programs that have the liquidity support of the committed bank credit arrangements described above. The Company may also make short-term borrowings through various other arrangements with banks. At December 31, 2014 and 2013, there was no short-term debt outstanding. At December 31, 2014, the Company had regulatory approval to have outstanding up to $2 billion of short-term borrowings.
7. COMMITMENTS
Fuel and Purchased Power Agreements
To supply a portion of the fuel requirements of its generating plants, the Company has entered into various long-term commitments for the procurement and delivery of fossil and nuclear fuel which are not recognized on the balance sheets. In 2014, 2013, and 2012, the Company incurred fuel expense of $1.6 billion, $1.6 billion, and $1.5 billion, respectively, the majority of which was purchased under long-term commitments. The Company expects that a substantial amount of its future fuel needs will continue to be purchased under long-term commitments.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

In addition, the Company has entered into various long-term commitments for the purchase of capacity and electricity, some of which are accounted for as operating leases. Total capacity expense under PPAs accounted for as operating leases was $37 million, $30 million, and $33 million for 2014, 2013, and 2012, respectively. Total estimated minimum long-term obligations at December 31, 2014 were as follows:

Operating Lease PPAs
(in millions)
2015	$37
2016	39
2017	40
2018	41
2019	43
2020 and thereafter	137
Total commitments	$337
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
Operating Leases
The Company has entered into rental agreements for coal railcars, vehicles, and other equipment with various terms and expiration dates. Total rent expense was $18 million in 2014, $21 million in 2013, and $24 million in 2012. Of these amounts, $14 million, $18 million, and $19 million for 2014, 2013, and 2012, respectively, relate to the railcar leases and are recoverable through the Company's Rate ECR. As of December 31, 2014, estimated minimum lease payments under operating leases were as follows:

	Minimum Lease Payments
	Railcars	Vehicles & Other	Total
	(in millions)
2015	$13	$3	$16
2016	11	3	14
2017	7	3	10
2018	5	1	6
2019	5	—	5
2020 and thereafter	17	—	17
Total	$58	$10	$68
In addition to the above rental commitments payments, the Company has potential obligations upon expiration of certain leases with respect to the residual value of the leased property. These leases have terms expiring through 2023 with maximum obligations under these leases of $5 million in 2015, $4 million in 2016, and $12 million in 2020 and thereafter. There are no obligations under these leases in 2017, 2018, and 2019. At the termination of the leases, the lessee may either exercise its purchase option, or the property can be sold to a third party. The Company expects that the fair market value of the leased property would substantially reduce or eliminate the Company's payments under the residual value obligations.
Guarantees
The Company has guaranteed the obligation of SEGCO for $25 million of pollution control revenue bonds issued in 2001, which mature in June 2019, and also $100 million of senior notes issued in November 2013, which mature in December 2018. Georgia

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

Power has agreed to reimburse the Company for the pro rata portion of such obligations corresponding to Georgia Power's then proportionate ownership of SEGCO's stock if the Company is called upon to make such payment under its guarantee. See Note 4 for additional information.
8. STOCK COMPENSATION
Stock Options
Southern Company provides non-qualified stock options through its Omnibus Incentive Compensation Plan to a large segment of the Company's employees ranging from line management to executives. As of December 31, 2014, there were approximately 1,000 current and former employees of the Company participating in the stock option program. The prices of options were at the fair market value of the shares on the dates of grant. These options become exercisable pro rata over a maximum period of three years from the date of grant. The Company generally recognizes stock option expense on a straight-line basis over the vesting period which equates to the requisite service period; however, for employees who are eligible for retirement, the total cost is expensed at the grant date. Options outstanding will expire no later than 10 years after the date of grant, unless terminated earlier by the Southern Company Board of Directors in accordance with the Omnibus Incentive Compensation Plan. Stock options held by employees of a company undergoing a change in control vest upon the change in control.
For the years ended December 31, 2014, 2013, and 2012, employees of the Company were granted stock options for 2,027,298 shares, 1,319,038 shares, and 1,099,315 shares, respectively. The weighted average grant-date fair value of stock options granted during 2014, 2013, and 2012, derived using the Black-Scholes stock option pricing model, was $2.20, $2.93, and $3.39, respectively.
For the years ended December 31, 2014, 2013, and 2012, total compensation cost for stock option awards recognized in income was $5 million, $4 million, and $4 million, respectively, with the related tax benefit also recognized in income of $2 million, $2 million, and $1 million, respectively. The compensation cost and tax benefits related to the grant of Southern Company stock options to the Company's employees and the exercise of stock options are recognized in the Company's financial statements with a corresponding credit to equity, representing a capital contribution from Southern Company. No cash proceeds are received by the Company upon the exercise of stock options. As of December 31, 2014, there was $1 million of unrecognized compensation cost related to stock option awards not yet vested. That cost is expected to be recognized over a weighted-average period of approximately 15 months.
The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $21 million, $11 million, and $28 million, respectively. The actual tax benefit realized by the Company for the tax deductions from stock option exercises totaled $8 million, $4 million, and $11 million for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, the aggregate intrinsic value for the options outstanding and options exercisable was $55 million and $37 million, respectively.
Performance Shares
Southern Company provides performance share award units through its Omnibus Incentive Compensation Plan to a large segment of the Company's employees ranging from line management to executives. The performance share units granted under the plan vest at the end of a three-year performance period which equates to the requisite service period. Employees that retire prior to the end of the three-year period receive a pro rata number of shares, issued at the end of the performance period, based on actual months of service prior to retirement. The value of the award units is based on Southern Company's total shareholder return (TSR) over the three-year performance period which measures Southern Company's relative performance against a group of industry peers. The performance shares are delivered in common stock following the end of the performance period based on Southern Company's actual TSR and may range from 0% to 200% of the original target performance share amount. Performance share units held by employees of a company undergoing a change in control vest upon the change in control.
For the years ended December 31, 2014, 2013, and 2012, employees of the Company were granted performance share units of 176,070, 141,355, and 131,820, respectively. The weighted average grant-date fair value of performance share units granted during 2014, 2013, and 2012, determined using a Monte Carlo simulation model to estimate the TSR of Southern Company's stock among the industry peers over the performance period, was $37.54, $40.50, and $41.99, respectively.
The Company recognizes compensation expense on a straight-line basis over the three-year performance period without remeasurement. Compensation expense for awards where the service condition is met is recognized regardless of the actual number of shares issued. For the years ended December 31, 2014, 2013, and 2012, total compensation cost for performance share units recognized in income was $5 million annually, with the related tax benefit of $2 million annually also recognized in income. The compensation cost and tax benefits related to the grant of Southern Company performance share units to the Company's

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

employees are recognized in the Company's financial statements with a corresponding credit to equity, representing a capital contribution from Southern Company. As of December 31, 2014, there was $5 million of total unrecognized compensation cost related to performance share award units that will be recognized over a weighted-average period of approximately 20 months.
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
The Company is a member of Nuclear Electric Insurance Limited (NEIL), a mutual insurer established to provide property damage insurance in an amount up to $1.5 billion for members' operating nuclear generating facilities. Additionally, the Company has NEIL policies that currently provide decontamination, excess property insurance, and premature decommissioning coverage up to $1.25 billion for nuclear losses in excess of the $1.5 billion primary coverage. On April 1, 2014, NEIL introduced a new excess non-nuclear policy providing coverage up to $750 million for non-nuclear losses in excess of the $1.5 billion primary coverage.
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
Under each of the NEIL policies, members are subject to assessments each year if losses exceed the accumulated funds available to the insurer. The current maximum annual assessments for the Company under the NEIL policies would be $50 million.
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

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
As of December 31, 2014, assets and liabilities measured at fair value on a recurring basis during the period, together with the level of the fair value hierarchy in which they fall, were as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2014:	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Assets:
Energy-related derivatives	$—	$1	$—	$1
Nuclear decommissioning trusts:(a)
Domestic equity	403	83	—	486
Foreign equity	34	63	—	97
U.S. Treasury and government agency securities	—	34	—	34
Corporate bonds	—	111	—	111
Mortgage and asset backed securities	—	18	—	18
Other	—	5	3	8
Cash equivalents	162	—	—	162
Total	$599	$315	$3	$917
Liabilities:
Interest rate derivatives	$—	$8	$—	$8
Energy-related derivatives	—	53	—	53
Total	$—	$61	$—	$61

(a)
Excludes receivables related to investment income, pending investment sales, and payables related to pending investment purchases. See Note 1 under "Nuclear Decommissioning" for additional information.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

As of December 31, 2013, assets and liabilities measured at fair value on a recurring basis during the period, together with the level of the fair value hierarchy in which they fall, were as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2013:	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Assets:
Energy-related derivatives	$—	$7	$—	$7
Nuclear decommissioning trusts:(a)
Domestic equity	392	74	—	466
Foreign equity	35	65	—	100
U.S. Treasury and government agency securities	—	24	—	24
Corporate bonds	—	89	—	89
Mortgage and asset backed securities	—	18	—	18
Other	—	13	3	16
Cash equivalents	236	—	—	236
Total	$663	$290	$3	$956
Liabilities:
Energy-related derivatives	$—	$8	$—	$8

(a)	Excludes receivables related to investment income, pending investment sales, and payables related to pending investment purchases.
Valuation Methodologies
The energy-related derivatives primarily consist of over-the-counter financial products for natural gas and physical power products, including, from time to time, basis swaps. These are standard products used within the energy industry and are valued using the market approach. The inputs used are mainly from observable market sources, such as forward natural gas prices, power prices, implied volatility, and overnight index swap interest rates. Interest rate derivatives are also standard over-the-counter financial products valued using the market approach. Inputs for interest rate derivatives include LIBOR interest rates, interest rate futures contracts, and occasionally, implied volatility of interest rate options. See Note 11 for additional information on how these derivatives are used.
For fair value measurements of the investments within the nuclear decommissioning trusts, external pricing vendors are designated for each asset class with each security specifically assigned a primary pricing source. For investments held within commingled funds, fair value is determined at the end of each business day through the net asset value, which is established by obtaining the underlying securities' individual prices from the primary pricing source.
A market price secured from the primary source vendor is then evaluated by management in its valuation of the assets within the trusts. As a general approach, fixed income market pricing vendors gather market data (including indices and market research reports) and integrate relative credit information, observed market movements, and sector news into proprietary pricing models, pricing systems, and mathematical tools. Dealer quotes and other market information, including live trading levels and pricing analysts' judgment, are also obtained when available.
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

As of December 31, 2014 and 2013, the fair value measurements of investments calculated at net asset value per share (or its equivalent), as well as the nature and risks of those investments, were as follows:

	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
As of December 31, 2014:	(in millions)
Nuclear decommissioning trusts:
Equity – commingled funds	$63	None	Daily/Monthly	Daily/7 days
Trust – owned life insurance	115	None	Daily	15 days
Debt – commingled funds	15	None	Daily	5 days
Cash equivalents:
Money market funds	162	None	Daily	Not applicable
As of December 31, 2013:
Nuclear decommissioning trusts:
Equity – commingled funds	$65	None	Daily/Monthly	Daily/7 days
Trust – owned life insurance	110	None	Daily	15 days
Cash equivalents:
Money market funds	236	None	Daily	Not applicable
The nuclear decommissioning trusts include investments in TOLI. The taxable nuclear decommissioning trusts invest in the TOLI in order to minimize the impact of taxes on the portfolios and can draw on the value of the TOLI through death proceeds, loans against the cash surrender value, and/or the cash surrender value, subject to legal restrictions. The amounts reported in the table above reflect the fair value of investments the insurer has made in relation to the TOLI agreements. The nuclear decommissioning trusts do not own the underlying investments, but the fair value of the investments approximates the cash surrender value of the TOLI policies. The investments made by the insurer are in commingled funds. These commingled funds, along with other equity and debt commingled funds held in the nuclear decommissioning trusts, primarily include investments in domestic and international equity securities and predominantly high-quality fixed income securities. These fixed income securities may include U.S. Treasury and government agency fixed income securities, non-U.S. government and agency fixed income securities, domestic and foreign corporate fixed income securities, and mortgage and asset backed securities. The passively managed funds seek to replicate the performance of a related index. The actively managed funds seek to exceed the performance of a related index through security analysis and selection.
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
As of December 31, 2014 and 2013, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Carrying Amount	Fair Value
	(in millions)
Long-term debt:
2014	$6,631	$7,321
2013	$6,228	$6,534
The fair values are determined using Level 2 measurements and are based on quoted market prices for the same or similar issues or on the current rates offered to the Company.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

11. DERIVATIVES
The Company is exposed to market risks, primarily commodity price risk and interest rate risk. To manage the volatility attributable to these exposures, the Company nets its exposures, where possible, to take advantage of natural offsets and enters into various derivative transactions for the remaining exposures pursuant to the Company's policies in areas such as counterparty exposure and risk management practices. The Company's policy is that derivatives are to be used primarily for hedging purposes and mandates strict adherence to all applicable risk management policies. Derivative positions are monitored using techniques including, but not limited to, market valuation, value at risk, stress testing, and sensitivity analysis. Derivative instruments are recognized at fair value in the balance sheets as either assets or liabilities and are presented on a gross basis. See Note 10 for additional information. In the statements of cash flows, the cash impacts of settled energy-related and interest rate derivatives are recorded as operating activities.
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
At December 31, 2014, the net volume of energy-related derivative contracts for natural gas positions for the Company, together with the longest hedge date over which it is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest date for derivatives not designated as hedges, were as follows:

Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
(in millions)
56	2017	—
For cash flow hedges, the amounts expected to be reclassified from accumulated OCI to revenue and fuel expense for the 12-month period ending December 31, 2015 are immaterial.
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

At December 31, 2014, the following interest rate derivatives were outstanding:

Notional Amount	Interest Rate Received	Weighted Average Interest Rate Paid	Hedge Maturity Date	Fair Value Gain (Loss) December 31, 2014
(in millions)				(in millions)
Cash Flow Hedges of Forecasted Debt
$200	3-month LIBOR	2.93%	October 2025	$(8)
The estimated pre-tax losses that will be reclassified from accumulated OCI to interest expense for the 12-month period ending December 31, 2015 are $3 million. The Company has deferred gains and losses that are expected to be amortized into earnings through 2035.
Derivative Financial Statement Presentation and Amounts
At December 31, 2014 and 2013, the fair value of energy-related derivatives and interest rate derivatives was reflected in the balance sheets as follows:

	Asset Derivatives			Liability Derivatives
Derivative Category	Balance Sheet Location	2014	2013	Balance Sheet Location	2014	2013
		(in millions)			(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:	Other current assets	$1	$5	Other current liabilities	$32	$3
	Other deferred charges and assets	—	2	Other deferred credits and liabilities	21	5
Total derivatives designated as hedging instruments for regulatory purposes		$1	$7		$53	$8
Derivatives designated as hedging instruments in cash flow hedges
Interest rate derivatives:	Other current assets	$—	$—	Other current liabilities	$8	$—
Total		$1	$7		$61	$8
Energy-related derivatives not designated as hedging instruments were immaterial on the balance sheets for 2014 and 2013.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

The derivative contracts of the Company are not subject to master netting arrangements or similar agreements and are reported gross on the Company's financial statements. Some of these energy-related and interest rate derivative contracts contain certain provisions that permit intra-contract netting of derivative receivables and payables for routine billing and offsets related to events of default and settlements. Amounts related to energy-related derivative contracts at December 31, 2014 and 2013 are presented in the following tables. Interest rate derivatives presented in the tables above do not have amounts available for offset and are therefore excluded from the offsetting disclosure table below.

Fair Value
Assets	2014	2013	Liabilities	2014	2013
	(in millions)			(in millions)
Energy-related derivatives presented in the Balance Sheet (a)	$1	$7	Energy-related derivatives presented in the Balance Sheet (a)	$53	$8
Gross amounts not offset in the Balance Sheet (b)	—	(5)	Gross amounts not offset in the Balance Sheet (b)	—	(5)
Net energy-related derivative assets	$1	$2	Net energy-related derivative liabilities	$53	$3

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
At December 31, 2014 and 2013, the pre-tax effect of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred on the balance sheets was as follows:

	Unrealized Losses			Unrealized Gains
Derivative Category	Balance Sheet Location	2014	2013	Balance Sheet Location	2014	2013
		(in millions)			(in millions)
Energy-related derivatives:	Other regulatory assets, current	$(32)	$(3)	Other current liabilities	$1	$5
	Other regulatory assets, deferred	(21)	(5)	Other regulatory liabilities, deferred	—	2
Total energy-related derivative gains (losses)		$(53)	$(8)		$1	$7
For the years ended December 31, 2014, 2013, and 2012, the pre-tax effect of interest rate derivatives designated as cash flow hedging instruments on the statements of income was as follows:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
					Amount
Derivative Category	2014	2013	2012	Statements of Income Location	2014	2013	2012
	(in millions)				(in millions)
Interest rate derivatives	$(8)	$—	$(18)	Interest expense, net of amounts capitalized	$(3)	$(3)	$(3)
There was no material ineffectiveness recorded in earnings for any period presented.
For the years ended December 31, 2014, 2013, and 2012, the pre-tax effect of energy-related derivatives not designated as hedging instruments on the statements of income was not material.
Contingent Features
The Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

the event of various credit rating changes of certain affiliated companies. At December 31, 2014, the Company's collateral posted with its derivative counterparties was not material.
At December 31, 2014, the fair value of derivative liabilities with contingent features was $18 million. However, because of joint and several liability features underlying these derivatives, the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were $54 million, and include certain agreements that could require collateral in the event that one or more Southern Company system power pool participants has a credit rating change to below investment grade.
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Alabama Power Company 2014 Annual Report

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized quarterly financial information for 2014 and 2013 is as follows:

Quarter Ended	Operating Revenues	Operating Income	Net Income After Dividends on Preferred and Preference Stock
	(in millions)
March 2014	$1,508	$381	$187
June 2014	1,437	357	173
September 2014	1,669	520	282
December 2014	1,328	267	119

March 2013	$1,308	$307	$141
June 2013	1,392	357	173
September 2013	1,604	500	258
December 2013	1,314	312	140
The Company's business is influenced by seasonal weather conditions.

    Table of Contents                                Index to Financial Statements

SELECTED FINANCIAL AND OPERATING DATA 2010-2014
Alabama Power Company 2014 Annual Report

	2014	2013	2012	2011	2010
Operating Revenues (in millions)	$5,942	$5,618	$5,520	$5,702	$5,976
Net Income After Dividends on Preferred and Preference Stock (in millions)	$761	$712	$704	$708	$707
Cash Dividends on Common Stock (in millions)	$550	$644	$684	$774	$586
Return on Average Common Equity (percent)	13.52	13.07	13.10	13.19	13.31
Total Assets (in millions)	$20,552	$19,251	$18,712	$18,477	$17,994
Gross Property Additions (in millions)	$1,543	$1,204	$940	$1,016	$956
Capitalization (in millions):
Common stock equity	$5,752	$5,502	$5,398	$5,342	$5,393
Preference stock	343	343	343	343	343
Redeemable preferred stock	342	342	342	342	342
Long-term debt	6,176	6,233	5,929	5,632	5,987
Total (excluding amounts due within one year)	$12,613	$12,420	$12,012	$11,659	$12,065
Capitalization Ratios (percent):
Common stock equity	45.6	44.3	44.9	45.8	44.7
Preference stock	2.7	2.8	2.9	2.9	2.9
Redeemable preferred stock	2.7	2.7	2.8	2.9	2.8
Long-term debt	49.0	50.2	49.4	48.4	49.6
Total (excluding amounts due within one year)	100.0	100.0	100.0	100.0	100.0
Customers (year-end):
Residential	1,247,061	1,241,998	1,237,730	1,231,574	1,235,128
Commercial	197,082	196,209	196,177	196,270	197,336
Industrial	6,032	5,851	5,839	5,844	5,770
Other	753	751	748	746	782
Total	1,450,928	1,444,809	1,440,494	1,434,434	1,439,016
Employees (year-end)	6,935	6,896	6,778	6,632	6,552

    Table of Contents                                Index to Financial Statements

SELECTED FINANCIAL AND OPERATING DATA 2010-2014 (continued)
Alabama Power Company 2014 Annual Report

	2014	2013	2012	2011	2010
Operating Revenues (in millions):
Residential	$2,209	$2,079	$2,068	$2,144	$2,283
Commercial	1,533	1,477	1,491	1,495	1,535
Industrial	1,480	1,369	1,346	1,306	1,231
Other	27	27	28	27	27
Total retail	5,249	4,952	4,933	4,972	5,076
Wholesale — non-affiliates	281	248	277	287	465
Wholesale — affiliates	189	212	111	244	236
Total revenues from sales of electricity	5,719	5,412	5,321	5,503	5,777
Other revenues	223	206	199	199	199
Total	$5,942	$5,618	$5,520	$5,702	$5,976
Kilowatt-Hour Sales (in millions):
Residential	18,726	17,920	17,612	18,650	20,417
Commercial	14,118	13,892	13,963	14,173	14,719
Industrial	23,799	22,904	22,158	21,666	20,622
Other	211	211	214	214	216
Total retail	56,854	54,927	53,947	54,703	55,974
Wholesale — non-affiliates	3,588	3,711	4,196	4,330	8,655
Wholesale — affiliates	6,713	7,672	4,279	7,211	6,074
Total	67,155	66,310	62,422	66,244	70,703
Average Revenue Per Kilowatt-Hour (cents):
Residential	11.80	11.60	11.74	11.50	11.18
Commercial	10.86	10.63	10.68	10.55	10.43
Industrial	6.22	5.98	6.07	6.03	5.97
Total retail	9.23	9.02	9.14	9.09	9.07
Wholesale	4.56	4.04	4.58	4.60	4.76
Total sales	8.52	8.16	8.52	8.31	8.17
Residential Average Annual Kilowatt-Hour Use Per Customer	15,051	14,451	14,252	15,138	16,570
Residential Average Annual Revenue Per Customer	$1,775	$1,676	$1,674	$1,740	$1,853
Plant Nameplate Capacity Ratings (year-end) (megawatts)	12,222	12,222	12,222	12,222	12,222
Maximum Peak-Hour Demand (megawatts):
Winter	11,761	9,347	10,285	11,553	11,349
Summer	11,054	10,692	11,096	11,500	11,488
Annual Load Factor (percent)	61.4	64.9	61.3	60.6	62.6
Plant Availability (percent)*:
Fossil-steam	82.5	87.3	88.6	88.7	92.9
Nuclear	93.3	90.7	94.5	94.7	88.4
Source of Energy Supply (percent):
Coal	49.0	50.0	48.2	52.5	56.6
Nuclear	20.7	20.3	22.6	20.8	17.7
Hydro	5.5	8.1	4.1	4.6	5.0
Gas	15.4	15.7	16.8	15.3	14.0
Purchased power —
From non-affiliates	3.6	2.9	2.0	0.9	1.6
From affiliates	5.8	3.0	6.3	5.9	5.1
Total	100.0	100.0	100.0	100.0	100.0

*	Beginning in 2012, plant availability is calculated as a weighted equivalent availability.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
FINANCIAL SECTION

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Georgia Power Company 2014 Annual Report
The management of Georgia Power Company (the Company) is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Under management's supervision, an evaluation of the design and effectiveness of the Company's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.
/s/ W. Paul Bowers
W. Paul Bowers
Chairman, President, and Chief Executive Officer
/s/ W. Ron Hinson
W. Ron Hinson
Executive Vice President, Chief Financial Officer, and Treasurer
March 2, 2015

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Georgia Power Company
We have audited the accompanying balance sheets and statements of capitalization of Georgia Power Company (the Company) (a wholly owned subsidiary of The Southern Company) as of December 31, 2014 and 2013, and the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements (pages II-228 to II-277) present fairly, in all material respects, the financial position of Georgia Power Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 2, 2015

    Table of Contents                                Index to Financial Statements

DEFINITIONS

Term	Meaning
2013 ARP	Alternative Rate Plan approved by the Georgia PSC for Georgia Power for the years 2014 through 2016
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
ASC	Accounting Standards Codification
CCR	Coal combustion residuals
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
CWIP	Construction work in progress
DOE	U.S. Department of Energy
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
GAAP	Generally accepted accounting principles
Gulf Power	Gulf Power Company
IRS	Internal Revenue Service
ITC	Investment tax credit
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	Megawatt
NCCR	Nuclear Construction Cost Recovery
NRC	U.S. Nuclear Regulatory Commission
OCI	Other comprehensive income
Plant Vogtle Units 3 and 4	Two new nuclear generating units under construction at Plant Vogtle power pool
The operating arrangement whereby the integrated generating resources of the traditional operating companies and Southern Power Company are subject to joint commitment and dispatch in order to serve their combined load obligations

PPA	Power purchase agreement
PSC	Public Service Commission
ROE	Return on equity
S&P	Standard and Poor's Rating Services, a division of The McGraw Hill Companies, Inc.
SCS	Southern Company Services, Inc. (the Southern Company system service company)
SEC	U.S. Securities and Exchange Commission
SEGCO	Southern Electric Generating Company
Southern Company system	The Southern Company, the traditional operating companies, Southern Power, SEGCO, Southern Nuclear, SCS, SouthernLINC Wireless, and other subsidiaries
SouthernLINC Wireless	Southern Communications Services, Inc.
Southern Nuclear	Southern Nuclear Operating Company, Inc.
Southern Power	Southern Power Company and its subsidiaries
traditional operating companies	Alabama Power, Georgia Power Company, Gulf Power, and Mississippi Power

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Georgia Power Company 2014 Annual Report
OVERVIEW
Business Activities
Georgia Power Company (the Company) operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Georgia and to wholesale customers in the Southeast.
Many factors affect the opportunities, challenges, and risks of the Company's business of selling electricity. These factors include the ability to maintain a constructive regulatory environment, to maintain and grow energy sales, and to effectively manage and secure timely recovery of costs. These costs include those related to projected long-term demand growth, increasingly stringent environmental standards, reliability, and fuel. In addition, the Company is currently constructing Plant Vogtle Units 3 and 4 and will own a 45.7% interest in these two nuclear generating units to increase its generation diversity and meet future supply needs. Appropriately balancing required costs and capital expenditures with customer prices will continue to challenge the Company for the foreseeable future.
In December 2013, the Georgia PSC approved the 2013 ARP for the years 2014 through 2016 including a base rate increase of approximately $110 million for 2014 and required compliance filings for both 2015 and 2016 to review base rate increases for those respective years. On February 19, 2015, the Georgia PSC completed its review of the Company's October 3, 2014 compliance filing for 2015 and approved a base rate increase of approximately $136 million for that year. The 2016 base rate increase, which was approved in the 2013 ARP, will be determined through a compliance filing expected to be filed in late 2015, and will be subject to review by the Georgia PSC. The Company is scheduled to file its next base rate case by July 1, 2016. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Rate Plans" herein for additional information.
Key Performance Indicators
The Company continues to focus on several key performance indicators, including customer satisfaction, plant availability, system reliability, the execution of major construction projects, and net income after dividends on preferred and preference stock. The Company's financial success is directly tied to customer satisfaction. Key elements of ensuring customer satisfaction include outstanding service, high reliability, and competitive prices. Management uses customer satisfaction surveys to evaluate the Company's results and generally targets the top quartile of these surveys in measuring performance, which the Company achieved during 2014.
Peak season equivalent forced outage rate (Peak Season EFOR) is an indicator of fossil/hydro plant availability and efficient generation fleet operations during the months when generation needs are greatest. The rate is calculated by dividing the number of hours of forced outages by total generation hours. The Company's 2014 Peak Season EFOR of 1.93% was better than the target. Transmission and distribution system reliability performance is measured by the frequency and duration of outages, with performance targets set based on historical performance. The Company's 2014 performance was better than the target for these transmission and distribution reliability measures.
The Company uses net income after dividends on preferred and preference stock as the primary measure of the Company's financial performance. In 2014, the Company achieved its targeted net income after dividends on preferred and preference stock. See RESULTS OF OPERATIONS herein for additional information on the Company's financial performance.
Earnings
The Company's 2014 net income after dividends on preferred and preference stock was $1.2 billion, representing a $51 million, or 4.3%, increase over the previous year. The increase was due primarily to an increase in base retail revenues effective January 1, 2014 as authorized under the 2013 ARP and colder weather in the first quarter 2014 and warmer weather in the second and third quarters 2014 as compared to the corresponding periods in 2013, partially offset by higher non-fuel operations and maintenance expenses.
The Company's 2013 net income after dividends on preferred and preference stock was $1.2 billion, representing a $6 million, or 0.5%, increase over the previous year. The increase was due primarily to an increase related to retail revenue rate effects, partially offset by milder weather in 2013, an increase in depreciation and amortization, and higher income taxes.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Georgia Power Company 2014 Annual Report

RESULTS OF OPERATIONS
A condensed income statement for the Company follows:

	Amount	Increase (Decrease) from Prior Year
	2014	2014	2013
	(in millions)
Operating revenues	$8,988	$714	$276
Fuel	2,547	240	256
Purchased power	988	104	(97)
Other operations and maintenance	1,902	248	10
Depreciation and amortization	846	39	62
Taxes other than income taxes	409	27	8
Total operating expenses	6,692	658	239
Operating income	2,296	56	37
Allowance for equity funds used during construction	45	15	(23)
Interest expense, net of amounts capitalized	348	(13)	(5)
Other income (expense), net	(22)	(27)	22
Income taxes	729	6	35
Net income	1,242	51	6
Dividends on preferred and preference stock	17	—	—
Net income after dividends on preferred and preference stock	$1,225	$51	$6
Operating Revenues
Operating revenues for 2014 were $9.0 billion, reflecting a $714 million increase from 2013. Details of operating revenues were as follows:

	Amount
	2014	2013
	(in millions)
Retail — prior year	$7,620	$7,362
Estimated change resulting from —
Rates and pricing	183	137
Sales growth (decline)	21	(5)
Weather	139	(61)
Fuel cost recovery	277	187
Retail — current year	8,240	7,620
Wholesale revenues —
Non-affiliates	335	281
Affiliates	42	20
Total wholesale revenues	377	301
Other operating revenues	371	353
Total operating revenues	$8,988	$8,274
Percent change	8.6%	3.5%
Retail base revenues of $5.2 billion in 2014 increased $343 million, or 7.1%, compared to 2013. The significant factors driving this change are shown in the preceding table. The increase in rates and pricing was primarily due to base tariff increases effective January 1, 2014, as approved by the Georgia PSC in the 2013 ARP, and increases in collections for financing costs related to the

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Georgia Power Company 2014 Annual Report

construction of Plant Vogtle Units 3 and 4 through the NCCR tariff as well as higher contributions from market-driven rates from commercial and industrial customers. In 2014, residential base revenues increased $163 million, or 7.6%, commercial base revenues increased $108 million, or 5.5%, and industrial base revenues increased $74 million, or 11.1%, compared to 2013.
Retail base revenues of $4.9 billion in 2013 increased $71 million, or 1.5%, compared to 2012. The significant factors driving this change are shown in the preceding table. The increase in rates and pricing was primarily due to base tariff increases effective April 1, 2012 and January 1, 2013, as approved by the Georgia PSC, related to placing new generating units at Plant McDonough-Atkinson in service and collecting financing costs related to the construction of Plant Vogtle Units 3 and 4 through the NCCR tariff, as well as higher contributions from market-driven rates from commercial and industrial customers. The increase was partially offset by milder weather in 2013 as compared to 2012. In 2013, residential base revenues decreased $3 million, or 0.1%, commercial base revenues increased $43 million, or 2.2%, and industrial base revenues increased $28 million, or 4.4%, compared to 2012. Residential usage continued to be impacted by economic uncertainty, modest economic growth, and energy efficiency efforts.
See "Energy Sales" below for a discussion of changes in the volume of energy sold, including changes related to sales growth (decline) and weather.
Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Fuel Cost Recovery" herein for additional information.
Wholesale revenues from power sales to non-affiliated utilities were as follows:

	2014	2013	2012
	(in millions)
Capacity and other	$164	$174	$177
Energy	171	107	104
Total non-affiliated	$335	$281	$281
Wholesale capacity revenues from PPAs are recognized either on a levelized basis over the appropriate contract period or the amounts billable under the contract terms and provide for recovery of fixed costs and a return on investment. Wholesale revenues from sales to non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of the Company's and the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. Short-term opportunity sales are made at market-based rates that generally provide a margin above the Company's variable cost of energy.
Wholesale revenues from other non-affiliated sales increased $54 million, or 19.2%, in 2014 and were flat in 2013 as compared to 2012. The increase in 2014 was primarily due to increased demand resulting from colder weather in the first quarter 2014 and warmer weather in the second and third quarters 2014 as compared to the corresponding periods in 2013 and the lower cost of Company-owned generation compared to the market cost of available energy. The decrease in capacity revenues reflects the expiration of a wholesale contract in December 2013 and the removal of Plant Branch Unit 2 capacity from contracts following the unit's retirement in September 2013.
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the Intercompany Interchange Contract (IIC), as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost. In 2014, wholesale revenues from sales to affiliates increased $22 million as compared to 2013 due to colder weather in the first quarter 2014 and warmer weather in the second and third quarters 2014 as compared to the corresponding periods in 2013 and the lower cost of Company-owned generation. Wholesale revenues from sales to affiliated companies remained flat in 2013 as compared to 2012.
Other operating revenues increased $18 million, or 5.1%, in 2014 from the prior year primarily due to $7 million in transmission service revenues, $5 million of solar application fee revenues, and $5 million in outdoor lighting revenues. Other operating revenues increased $18 million, or 5.4%, in 2013 from the prior year primarily due to higher revenues from transmission, pole attachments, and outdoor lighting.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Georgia Power Company 2014 Annual Report

Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2014 and the percent change from the prior year were as follows:

	Total KWHs	Total KWH Percent Change		Weather-Adjusted Percent Change
	2014	2014	2013	2014	2013*
	(in billions)
Residential	27.1	6.5%	(1.0)%	0.5%	0.1%
Commercial	32.4	1.4	(0.9)	(0.2)	(0.2)
Industrial	23.6	2.0	—	1.5	0.7
Other	0.7	0.5	(1.8)	0.3	(1.8)
Total retail	83.8	3.2	(0.7)	0.5%	0.1%
Wholesale
Non-affiliates	4.3	42.6	3.3
Affiliates	1.1	125.4	(17.4)
Total wholesale	5.4	54.2	(0.2)
Total energy sales	89.2	5.3%	(0.7)%

*
In the first quarter 2012, the Company began using new actual advanced meter data to compute unbilled revenues. The weather-adjusted KWH sales variances shown above reflect an adjustment to the estimated allocation of the Company's unbilled January 2012 KWH sales among customer classes that is consistent with the actual allocation in 2013. Without this adjustment, 2013 weather-adjusted residential KWH sales decreased 0.4% as compared to 2012 while 2013 weather-adjusted commercial KWH sales increased 0.2% as compared to 2012.

Changes in retail energy sales are generally the result of changes in electricity usage by customers, changes in weather, and changes in the number of customers.
In 2014, KWH sales for residential and commercial customer classes increased compared to 2013 primarily due to colder weather in the first quarter 2014 and warmer weather in the second and third quarters 2014 as compared to the corresponding periods in 2013 and customer growth, partially offset by decreased customer usage. Industrial sales increased in 2014 compared to 2013. Increased demand in the paper, textiles, and stone, clay, and glass sectors were the main contributors to the increase in industrial sales in 2014 compared to 2013. Weather adjusted commercial KWH sales decreased by 0.2% as a result of decreased customer usage, largely offset by customer growth. Weather adjusted residential KWH sales increased by 0.5% as a result of customer growth, largely offset by decreased customer usage. Household income, one of the primary drivers of residential customer usage, was flat in 2014.
In 2013, KWH sales for residential and commercial customer classes decreased compared to 2012 primarily due to milder weather in 2013. Industrial sales were flat in 2013 compared to 2012. Increased demand in the paper, textiles, and stone, clay, and glass sectors were the main contributors to the increase in weather-adjusted industrial sales in 2013 compared to 2012.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Georgia Power Company 2014 Annual Report

Details of the Company's generation and purchased power were as follows:

	2014	2013	2012
Total generation (billions of KWHs)	69.9	66.8	59.8
Total purchased power (billions of KWHs)	23.1	21.4	28.7
Sources of generation (percent) —
Coal	41	35	39
Nuclear	22	23	27
Gas	35	39	33
Hydro	2	3	1
Cost of fuel, generated (cents per net KWH) —
Coal	4.52	4.92	4.63
Nuclear	0.90	0.91	0.87
Gas	3.67	3.33	3.02
Average cost of fuel, generated (cents per net KWH)	3.40	3.32	3.07
Average cost of purchased power (cents per net KWH)*	5.20	4.83	4.24

*	Average cost of purchased power includes fuel purchased by the Company for tolling agreements where power is generated by the provider.
Fuel and purchased power expenses were $3.5 billion in 2014, an increase of $344 million, or 10.8%, compared to 2013. The increase was primarily due to a $292 million increase in the volume of KWHs generated and purchased due to colder weather in the first quarter 2014 and warmer weather in the second and third quarters 2014 as compared to the corresponding periods in 2013 driving higher customer demand and an increase of $84 million in the average cost of purchased power primarily due to higher natural gas prices, partially offset by a $32 million decrease in the average cost of fuel primarily due to lower coal prices.
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
Fuel and purchased power energy transactions do not have a significant impact on earnings since these fuel expenses are generally offset by fuel revenues through the Company's fuel cost recovery mechanism. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Fuel Cost Recovery" herein for additional information.
Fuel
Fuel expense was $2.5 billion in 2014, an increase of $240 million, or 10.4%, compared to 2013. The increase was primarily due to an increase of 5.7% in the volume of KWHs generated as a result of colder weather in the first quarter 2014 and warmer weather in the second and third quarters 2014 as compared to the corresponding periods in 2013 driving higher customer demand and a 2.4% increase in the average cost of fuel per KWH generated primarily due to higher natural gas prices, partially offset by lower coal prices. Fuel expense was $2.3 billion in 2013, an increase of $256 million, or 12.5%, compared to 2012. The increase was primarily due to a 9.9% increase in the volume of KWHs generated as a result of higher prices for purchased power and an 8.1% increase in the average cost of fuel per KWH generated for all types of fuel generation, partially offset by a 191.0% increase in the volume of KWHs generated by hydro facilities resulting from greater rainfall.
Purchased Power - Non-Affiliates
Purchased power expense from non-affiliates was $287 million in 2014, an increase of $63 million, or 28.1%, compared to 2013. The increase was primarily due to a 6.1% increase in the average cost per KWH purchased primarily resulting from higher natural gas prices and a 22.0% increase in the volume of KWHs purchased to meet higher customer demand resulting from colder weather in the first quarter 2014 and warmer weather in the second and third quarters 2014 as compared to the corresponding periods in 2013. Purchased power expense from non-affiliates was $224 million in 2013, a decrease of $91 million, or 28.9%, compared to 2012. The decrease was primarily due to a 52.0% decrease in the volume of KWHs purchased as the cost of Company-owned generation was lower than the market cost of available energy, partially offset by an increase of 41.5% in the average cost per KWH purchased primarily due to higher fuel prices.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Georgia Power Company 2014 Annual Report

Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power - Affiliates
Purchased power expense from affiliates was $701 million in 2014, an increase of $41 million, or 6.2%, compared to 2013. The increase was primarily due to an increase of 5.8% in the average cost per KWH purchased reflecting higher natural gas prices and a 5.6% increase in the volume of KWHs purchased to meet higher customer demand resulting from colder weather in the first quarter 2014 and warmer weather in the second and third quarters 2014 as compared to the corresponding periods in 2013. Purchased power expense from affiliates was $660 million in 2013, a decrease of $6 million, or 0.9%, compared to 2012. The decrease was primarily due to an 18.4% decrease in the volume of KWHs purchased as the Company’s units generally dispatched at a lower cost than other Southern Company system resources, partially offset by a 12.6% increase in the average cost per KWH purchased reflecting higher fuel prices.
Energy purchases from affiliates will vary depending on the demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses
In 2014, other operations and maintenance expenses increased $248 million, or 15.0%, compared to 2013. The increase was primarily due to increases of $74 million in transmission and distribution overhead line maintenance expenses, $58 million in generation expense to meet higher demand, $52 million in scheduled outage-related costs, $35 million in customer assistance expenses related to customer incentive and demand-side management costs, and $11 million in the storm damage accrual as authorized in the 2013 ARP.
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
Depreciation and Amortization
Depreciation and amortization increased $39 million, or 4.8%, in 2014 compared to 2013. The increase was primarily due to decreases of $36 million and $17 million in amortization of regulatory liabilities related to state income tax credits that was completed in December 2013 and other cost of removal obligations as authorized in the 2013 ARP, respectively, partially offset by a decrease of $14 million in depreciation and amortization also as authorized in the 2013 ARP.
Depreciation and amortization increased $62 million, or 8.3%, in 2013 compared to 2012. The increase was primarily due to an increase of $64 million in depreciation on additional plant in service due to the completion of Plant McDonough-Atkinson Units 5 and 6 in 2012 and depreciation and amortization resulting from certain coal unit retirement decisions (with respect to the portion of such units dedicated to wholesale service). The increase was partially offset by a net reduction in amortization primarily related to amortization of the regulatory liability previously established for state income tax credits, as authorized by the Georgia PSC.
See Note 1 to the financial statements under "Depreciation and Amortization" for additional information.
Taxes Other Than Income Taxes
In 2014, taxes other than income taxes increased $27 million, or 7.1%, compared to 2013. The increase was primarily due to increases of $24 million in municipal franchise fees related to higher retail revenues and $9 million in payroll taxes, partially offset by a $6 million decrease in property taxes.
In 2013, taxes other than income taxes increased $8 million, or 2.1%, compared to 2012. The increase was primarily due to an increase in property taxes.
Allowance for Equity Funds Used During Construction
AFUDC equity increased $15 million, or 50.0%, in 2014 compared to the prior year primarily due to an increase in construction related to ongoing environmental and transmission projects. AFUDC equity decreased $23 million, or 43.4%, in 2013 compared to the prior year primarily due to the completion of Plant McDonough-Atkinson Units 5 and 6 in 2012.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Georgia Power Company 2014 Annual Report

Interest Expense, Net of Amounts Capitalized
In 2014, interest expense, net of amounts capitalized decreased $13 million, or 3.6%, from the prior year. The decrease was primarily due to a $40 million decrease in interest on long-term debt resulting from redemptions and refinancing of long-term debt at lower interest rates and a $4 million increase in interest capitalized as a result of increased construction activity, partially offset by a $32 million increase in interest on outstanding long-term debt borrowings from the FFB.
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
Other Income (Expense), net
In 2014, other income (expense), net decreased $27 million from the prior year primarily due to a $9 million increase in donations and an $8 million decrease in wholesale operating fee revenue. In 2013, other income (expense), net increased $22 million, or 129.4%, from the prior year primarily due to an $8 million increase in wholesale operating fee revenue and a $9 million decrease in donations.
Income Taxes
Income taxes increased $6 million, or 0.8%, in 2014 compared to the prior year primarily due to higher pre-tax earnings and an increase in non-deductible book depreciation, partially offset by the recognition of tax benefits related to emission allowances and state apportionment, an increase in non-taxable AFUDC equity, and state income tax credits.
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
The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of the Company's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of the Company's business of selling electricity. These factors include the Company's ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently-incurred costs during a time of increasing costs and the completion and subsequent operation of ongoing construction projects, primarily Plant Vogtle Units 3 and 4. Future earnings in the near term will depend, in part, upon maintaining and growing sales which are subject to a number of factors. These factors include weather, competition, new energy contracts with other utilities, energy conservation practiced by customers, the use of alternative energy sources by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in the Company's service territory. Changes in regional and global economic conditions may impact sales for the Company, as the pace of the economic recovery remains uncertain. The timing and extent of the economic recovery will impact growth and may impact future earnings.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Georgia Power Company 2014 Annual Report

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
New Source Review Actions
As part of a nationwide enforcement initiative against the electric utility industry which began in 1999, the EPA brought civil enforcement actions in federal district court against the Company alleging violations of the New Source Review provisions of the Clean Air Act at certain coal-fired electric generating units, including a unit co-owned by Gulf Power. An adverse outcome could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties. See Note 3 to the financial statements under "Environmental Matters – New Source Review Actions" for additional information. The ultimate outcome of these matters cannot be determined at this time.
Environmental Statutes and Regulations
General
The Company's operations are subject to extensive regulation by state and federal environmental agencies under a variety of statutes and regulations governing environmental media, including air, water, and land resources. Applicable statutes include the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; the Toxic Substances Control Act; the Emergency Planning & Community Right-to-Know Act; the Endangered Species Act; and related federal and state regulations. Compliance with these environmental requirements involves significant capital and operating costs, a major portion of which is expected to be recovered through existing ratemaking provisions. Through 2014, the Company had invested approximately $4.7 billion in environmental capital retrofit projects to comply with these requirements, with annual totals of approximately $0.4 billion, $0.3 billion, and $0.2 billion for 2014, 2013, and 2012, respectively. The Company expects that capital expenditures to comply with environmental statutes and regulations will total approximately $0.8 billion from 2015 through 2017, with annual totals of approximately $0.3 billion, $0.2 billion, and $0.2 billion for 2015, 2016, and 2017, respectively. These estimated expenditures do not include any potential compliance costs that may arise from the EPA's proposed rules that would limit CO2 emissions from new, existing, and modified or reconstructed fossil-fuel-fired electric generating units. See "Global Climate Issues" for additional information.
The Company's ultimate environmental compliance strategy, including potential unit retirement and replacement decisions, and future environmental capital expenditures will be affected by the final requirements of new or revised environmental regulations and regulations relating to global climate change that are promulgated, including the proposed environmental regulations described below; the outcome of any legal challenges to the environmental rules; the cost, availability, and existing inventory of emissions allowances; and the Company's fuel mix. Compliance costs may arise from existing unit retirements, installation of additional environmental controls, upgrades to the transmission system, closure and monitoring of CCR facilities, and adding or changing fuel sources for certain existing units. The ultimate outcome of these matters cannot be determined at this time. See "Retail Regulatory Matters – Integrated Resource Plans" herein for additional information on planned unit retirements and fuel conversions.
Compliance with any new federal or state legislation or regulations relating to air quality, water, CCR, global climate change, or other environmental and health concerns could significantly affect the Company. Although new or revised environmental legislation or regulations could affect many areas of the Company's operations, the full impact of any such changes cannot be determined at this time. Additionally, many of the Company's commercial and industrial customers may also be affected by existing and future environmental requirements, which for some may have the potential to ultimately affect their demand for electricity.
Air Quality
Compliance with the Clean Air Act and resulting regulations has been and will continue to be a significant focus for the Company. Since 1990, the Company has spent approximately $4.3 billion in reducing and monitoring emissions pursuant to the Clean Air

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Georgia Power Company 2014 Annual Report

Act. Additional controls are currently planned or under consideration to further reduce air emissions, maintain compliance with existing regulations, and meet new requirements.
In 2012, the EPA finalized the Mercury and Air Toxics Standards (MATS) rule, which imposes stringent emissions limits for acid gases, mercury, and particulate matter on coal- and oil-fired electric utility steam generating units. Compliance for existing sources is required by April 16, 2015 up to April 16, 2016 for affected units for which extensions have been granted. On November 25, 2014, the U.S. Supreme Court granted a petition for review of the final MATS rule.
The EPA regulates ground level ozone concentrations through implementation of an eight-hour ozone National Ambient Air Quality Standard (NAAQS). In 2008, the EPA adopted a more stringent eight-hour ozone NAAQS, which it began to implement in 2011. In 2012, the EPA published its final determination of nonattainment areas based on the 2008 eight-hour ozone NAAQS. The only area within the Company's service territory designated as an ozone nonattainment area is a 15-county area within metropolitan Atlanta. On December 17, 2014, the EPA published a proposed rule to further reduce the current eight-hour ozone standard. The EPA is required by federal court order to complete this rulemaking by October 1, 2015. Finalization of a lower eight-hour ozone standard could result in the designation of new ozone nonattainment areas within the Company's service territory.
The EPA regulates fine particulate matter concentrations on an annual and 24-hour average basis. All areas within the Company's service territory have achieved attainment with the 1997 and 2006 particulate matter NAAQS and, with the exception of the Atlanta area, the EPA has officially redesignated former nonattainment areas within the service territory as attainment for these standards. A redesignation request for the Atlanta area is pending with the EPA. In 2012, the EPA issued a final rule that increases the stringency of the annual fine particulate matter standard. The EPA promulgated final designations for the 2012 annual standard on December 18, 2014, and no new nonattainment areas were designated within the Company's service territory. The EPA has, however, deferred designation decisions for certain areas in Georgia, so future nonattainment designations in these areas are possible.
Final revisions to the NAAQS for sulfur dioxide (SO2), which established a new one-hour standard, became effective in 2010. No areas within the Company's service territory have been designated as nonattainment under this rule. However, the EPA has announced plans to make additional designation decisions for SO2 in the future, which could result in nonattainment designations for areas within the Company's service territory. Implementation of the revised SO2 standard could require additional reductions in SO2 emissions and increased compliance and operational costs.
The Company's service territory is subject to the requirements of the Cross State Air Pollution Rule (CSAPR). CSAPR is an emissions trading program that limits SO2 and nitrogen oxide emissions from power plants in 28 states in two phases, with Phase I beginning in 2015 and Phase II beginning in 2017. In 2012, the U.S. Court of Appeals for the District of Columbia Circuit vacated CSAPR in its entirety, but on April 29, 2014, the U.S. Supreme Court overturned that decision and remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings. The U.S. Court of Appeals for the District of Columbia Circuit granted the EPA's motion to lift the stay of the rule, and the first phase of CSAPR took effect on January 1, 2015.
The EPA finalized the Clean Air Visibility Rule (CAVR) in 2005, with a goal of restoring natural visibility conditions in certain areas (primarily national parks and wilderness areas) by 2064. The rule involves the application of best available retrofit technology to certain sources, including fossil fuel-fired generating facilities, built between 1962 and 1977 and any additional emissions reductions necessary for each designated area to achieve reasonable progress toward the natural visibility conditions goal by 2018 and for each 10-year period thereafter.
In 2012, the EPA published proposed revisions to the New Source Performance Standard (NSPS) for Stationary Combustion Turbines (CTs). If finalized as proposed, the revisions would apply the NSPS to all new, reconstructed, and modified CTs (including CTs at combined cycle units), during all periods of operation, including startup and shutdown, and alter the criteria for determining when an existing CT has been reconstructed.
In February 2013, the EPA proposed a rule that would require certain states to revise the provisions of their State Implementation Plans (SIPs) relating to the regulation of excess emissions at industrial facilities, including fossil fuel-fired generating facilities, during periods of startup, shut-down, or malfunction (SSM). The EPA proposed to supplement the 2013 proposed rule on September 17, 2014, making it more stringent. The EPA has entered into a settlement agreement requiring it to finalize the proposed rule by May 22, 2015. The proposed rule would require states subject to the rule (including Georgia, Alabama, and Florida) to revise their SSM provisions within 18 months after issuance of the final rule.
The Company has developed and continually updates a comprehensive environmental compliance strategy to assess compliance obligations associated with the current and proposed environmental requirements discussed above. As part of this strategy, the Company has developed a compliance plan for the MATS rule which includes reliance on existing emission control technologies,

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Georgia Power Company 2014 Annual Report

the construction of baghouses to provide an additional level of control on the emissions of mercury and particulates from certain generating units, the use of additives or other injection technology, the use of additional natural gas capability, and unit retirements. Additionally, certain transmission system upgrades are required. The impacts of the eight-hour ozone, fine particulate matter and SO2 NAAQS, CSAPR, CAVR, the MATS rule, the NSPS for CTs, and the SSM rule on the Company cannot be determined at this time and will depend on the specific provisions of the proposed and final rules, the resolution of pending and future legal challenges, and/or the development and implementation of rules at the state level. These regulations could result in significant additional compliance costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.
In addition to the federal air quality laws described above, the Company is also subject to the requirements of the 2007 State of Georgia Multi-Pollutant Rule. The Multi-Pollutant Rule, as amended, is designed to reduce emissions of mercury, SO2, and nitrogen oxide state-wide by requiring the installation of specified control technologies at certain coal-fired generating units by specific dates between December 31, 2008 and April 16, 2015. A companion rule requires a 95% reduction in SO2 emissions from the controlled units on the same or similar timetable. Through December 31, 2014, the Company had installed the required controls on 14 of its coal-fired generating units with two additional projects to be completed before the unit-specific installation deadlines.
Water Quality
The EPA's final rule establishing standards for reducing effects on fish and other aquatic life caused by new and existing cooling water intake structures at existing power plants and manufacturing facilities became effective on October 14, 2014. The effect of this final rule will depend on the results of additional studies and implementation of the rule by regulators based on site-specific factors. The ultimate impact of this rule will also depend on the outcome of ongoing legal challenges and cannot be determined at this time.
In June 2013, the EPA published a proposed rule which requested comments on a range of potential regulatory options for addressing revised technology-based limits for certain wastestreams from steam electric power plants and best management practices for CCR surface impoundments. The EPA has entered into a consent decree requiring it to finalize revisions to the steam electric effluent guidelines by September 30, 2015. The ultimate impact of the rule will also depend on the specific technology requirements of the final rule and the outcome of any legal challenges and cannot be determined at this time.
On April 21, 2014, the EPA and the U.S. Army Corps of Engineers jointly published a proposed rule to revise the regulatory definition of waters of the U.S. for all Clean Water Act (CWA) programs, which would significantly expand the scope of federal jurisdiction under the CWA. In addition, the rule as proposed could have significant impacts on economic development projects which could affect customer demand growth. The ultimate impact of the proposed rule will depend on the specific requirements of the final rule and the outcome of any legal challenges and cannot be determined at this time. If finalized as proposed, this rule could significantly increase permitting and regulatory requirements and costs associated with the siting of new facilities and the installation, expansion, and maintenance of transmission and distribution lines.
These proposed and final water quality regulations could result in significant additional capital expenditures and compliance costs that could affect future unit retirement and replacement decisions. Also, results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates.
Coal Combustion Residuals
The Company currently manages CCR at onsite units consisting of landfills and surface impoundments (CCR Units) at 11 electric generating plants. In addition to on-site storage, the Company also sells a portion of its CCR to third parties for beneficial reuse. Individual states regulate CCR and the State of Georgia has its own regulatory requirements. The Company has an inspection program in place to assist in maintaining the integrity of its coal ash surface impoundments.
On December 19, 2014, the EPA issued the Disposal of Coal Combustion Residuals from Electric Utilities final rule (CCR Rule), but has not yet published it in the Federal Register. The CCR Rule will regulate the disposal of CCR, including coal ash and gypsum, as non-hazardous solid waste in CCR Units at active generating power plants. The CCR Rule does not mandate closure of CCR Units, but includes minimum criteria for active and inactive surface impoundments containing CCR and liquids, lateral expansions of existing units, and active landfills. Failure to meet the minimum criteria can result in the mandated closure of a CCR Unit. Although the EPA does not require individual states to adopt the final criteria, states have the option to incorporate the federal criteria into their state solid waste management plans in order to regulate CCR in a manner consistent with federal standards. The EPA's final rule continues to exclude the beneficial use of CCR from regulation.
The ultimate impact of the CCR Rule cannot be determined at this time and will depend on the Company's ongoing review of the CCR Rule, the results of initial and ongoing minimum criteria assessments, and the outcome of legal challenges. The cost and

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Georgia Power Company 2014 Annual Report

timing of potential ash pond closure and ongoing monitoring activities that may be required in connection with the CCR Rule is also uncertain; however, the Company has developed a preliminary nominal dollar estimate of costs associated with closure and groundwater monitoring of ash ponds in place of approximately $390 million and ongoing post-closure care of approximately $62 million. The Company has previously recorded asset retirement obligations (ARO) associated with ash ponds of $500 million, or $458 million on a nominal dollar basis, based on existing state requirements. During 2015, the Company will record AROs for any incremental estimated closure costs resulting from acceleration in the timing of any currently planned closures and for differences between existing state requirements and the requirements of the CCR Rule. The Company's results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates.
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
Global Climate Issues
In 2014, the EPA published three sets of proposed standards that would limit CO2 emissions from new, existing, and modified or reconstructed fossil-fuel-fired electric generating units. On January 8, 2014, the EPA published proposed standards for new units, and, on June 18, 2014, the EPA published proposed standards governing existing units, known as the Clean Power Plan, and separate standards governing CO2 emissions from modified and reconstructed units. The EPA's proposed Clean Power Plan establishes guidelines for states to develop plans to address CO2 emissions from existing fossil fuel-fired electric generating units. The EPA's proposed guidelines establish state-specific interim and final CO2 emission rate goals to be achieved between 2020 and 2029 and in 2030 and thereafter. The proposed guidelines and standards could result in operational restrictions and material compliance costs, including capital expenditures, which could affect future unit retirement and replacement decisions. The Company's results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates.
The Southern Company system filed comments on the EPA's proposed Clean Power Plan on December 1, 2014. These comments addressed legal and technical issues in addition to providing a preliminary estimated cost of complying with the proposed guidelines utilizing one of the EPA's compliance scenarios. Costs associated with this proposal could be significant to the utility industry and the Southern Company system. However, the ultimate financial and operational impact of the proposed Clean Power Plan on the Southern Company system cannot be determined at this time and will depend upon numerous known and unknown factors. Some of the unknown factors include: the structure, timing, and content of the EPA's final guidelines; individual state implementation of these guidelines, including the potential that state plans impose different standards; additional rulemaking activities in response to legal challenges and related court decisions; the impact of future changes in generation and emissions-related technology and costs; the impact of future decisions regarding unit retirement and replacement, including the type and amount of any such replacement capacity; and the time periods over which compliance will be required.
Over the past several years, the U.S. Congress has also considered many proposals to reduce greenhouse gas emissions, mandate renewable or clean energy, and impose energy efficiency standards. Such proposals are expected to continue to be considered by the U.S. Congress. International climate change negotiations under the United Nations Framework Convention on Climate Change are also continuing.
The EPA's greenhouse gas reporting rule requires annual reporting of CO2 equivalent emissions in metric tons for a company's operational control of facilities. Based on ownership or financial control of facilities, the Company's 2013 greenhouse gas emissions were approximately 33 million metric tons of CO2 equivalent. The preliminary estimate of the Company's 2014 greenhouse gas emissions on the same basis is approximately 38 million metric tons of CO2 equivalent. The level of greenhouse gas emissions from year to year will depend on the level of generation, the mix of fuel sources, and other factors.
Retail Regulatory Matters
The Company's revenues from regulated retail operations are collected through various rate mechanisms subject to the oversight of the Georgia PSC. The Company currently recovers its costs from the regulated retail business through the 2013 ARP, which includes traditional base tariff rates, Demand-Side Management (DSM) tariffs, ECCR tariffs, and Municipal Franchise Fee (MFF) tariffs. In addition, financing costs related to the construction of Plant Vogtle Units 3 and 4 are being collected through the NCCR

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Georgia Power Company 2014 Annual Report

tariff and fuel costs are collected through separate fuel cost recovery tariffs. See Note 3 to the financial statements under "Retail Regulatory Matters" for additional information.
Rate Plans
In December 2013, the Georgia PSC voted to approve the 2013 ARP. The 2013 ARP reflects the settlement agreement among the Company, the Georgia PSC's Public Interest Advocacy Staff, and 11 of the 13 intervenors, which was filed with the Georgia PSC in November 2013.
On January 1, 2014, in accordance with the 2013 ARP, the Company increased its tariffs as follows: (1) traditional base tariff rates by approximately $80 million; (2) ECCR tariff by approximately $25 million; (3) DSM tariffs by approximately $1 million; and (4) MFF tariff by approximately $4 million, for a total increase in base revenues of approximately $110 million.
On February 19, 2015, in accordance with the 2013 ARP, the Georgia PSC approved adjustments to traditional base, ECCR, DSM, and MFF tariffs effective January 1, 2015 as follows:

•	Traditional base tariffs by approximately $107 million to cover additional capacity costs;

•	ECCR tariff by approximately $23 million;

•	DSM tariffs by approximately $3 million; and

•	MFF tariff by approximately $3 million to reflect the adjustments above.
The sum of these adjustments resulted in a base revenue increase of approximately $136 million in 2015.
The 2016 base rate increase, which was approved in the 2013 ARP, will be determined through a compliance filing expected to be filed in late 2015, and will be subject to review by the Georgia PSC.
Under the 2013 ARP, the Company's retail ROE is set at 10.95% and earnings are evaluated against a retail ROE range of 10.00% to 12.00%. Two-thirds of any earnings above 12.00% will be directly refunded to customers, with the remaining one-third retained by the Company. There will be no recovery of any earnings shortfall below 10.00% on an actual basis. However, if at any time during the term of the 2013 ARP, the Company projects that its retail earnings will be below 10.00% for any calendar year, it may petition the Georgia PSC for implementation of the Interim Cost Recovery (ICR) tariff that would be used to adjust the Company's earnings back to a 10.00% retail ROE. The Georgia PSC would have 90 days to rule on the Company's request. The ICR tariff will expire at the earlier of January 1, 2017 or the end of the calendar year in which the ICR tariff becomes effective. In lieu of requesting implementation of an ICR tariff, or if the Georgia PSC chooses not to implement the ICR tariff, the Company may file a full rate case. In 2014, the Company's retail ROE exceeded 12.00%, and the Company expects to refund to retail customers approximately $13 million in 2015, subject to review and approval by the Georgia PSC.
Except as provided above, the Company will not file for a general base rate increase while the 2013 ARP is in effect. The Company is required to file a general rate case by July 1, 2016, in response to which the Georgia PSC would be expected to determine whether the 2013 ARP should be continued, modified, or discontinued.
Renewables Development
On May 20, 2014, the Georgia PSC approved the Company's application for the certification of two PPAs executed in April 2013 for the purchase of energy from two wind farms in Oklahoma with capacity totaling 250 MWs that will begin in 2016 and end in 2035.
On December 16, 2014, the Georgia PSC approved and certified ten PPAs that were executed in October 2014. These PPAs provide for the purchase of energy from 515 MWs of solar capacity as part of the Georgia Power Advanced Solar Initiative program, of which approximately 99 MWs is expected to be purchased from solar facilities owned by Southern Power. These PPAs are expected to commence in December 2015 and 2016 and have terms ranging from 20 to 30 years.
On October 23, 2014, the Georgia PSC approved the Company's request to build, own, and operate three 30-MW solar generation facilities at three U.S. Army bases by the end of 2016. In addition, on December 16, 2014, the Georgia PSC approved the Company's request to build, own, and operate a 30-MW solar generation facility at Kings Bay Naval facility by the end of 2016.
Integrated Resource Plans
See "Environmental Matters – Environmental Statutes and Regulations – Air Quality," "– Water Quality," "– Coal Combustion Residuals," and "– Global Climate Issues," and "Rate Plans" herein for additional information regarding proposed and final EPA rules and regulations, including the MATS rule for coal- and oil-fired electric utility steam generating units, revisions to effluent limitations guidelines for steam electric power plants, and additional regulations of CCR and CO2; the State of Georgia's Multi-

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Georgia Power Company 2014 Annual Report

Pollutant Rule; and the Company's analysis of the potential costs and benefits of installing the required controls on its fossil generating units in light of these regulations.
In July 2013, the Georgia PSC approved the Company's latest triennial Integrated Resource Plan (2013 IRP) including the Company's request to decertify 16 coal- and oil-fired units totaling 2,093 MWs. Several factors, including the cost to comply with existing and future environmental regulations, recent and forecasted economic conditions, and lower natural gas prices, contributed to the decision to close these units.
Plant Branch Units 3 and 4 (1,016 MWs), Plant Yates Units 1 through 5 (579 MWs), and Plant McManus Units 1 and 2 (122 MWs) will be decertified and retired by April 16, 2015, the compliance date of the MATS rule. The decertification date of Plant Branch Unit 1 (250 MWs) was extended from December 31, 2013 as specified in the final order in the 2011 Integrated Resource Plan Update (2011 IRP Update) to coincide with the decertification date of Plant Branch Units 3 and 4. The decertification and retirement of Plant Kraft Units 1 through 4 (316 MWs) were also approved and will be effective by April 16, 2016, based on a one-year extension of the MATS rule compliance date that was approved by the State of Georgia Environmental Protection Division in September 2013 to allow for necessary transmission system reliability improvements. In July 2013, the Georgia PSC approved the switch to natural gas as the primary fuel for Plant Yates Units 6 and 7. In September 2013, Plant Branch Unit 2 (319 MWs) was retired as approved by the Georgia PSC in the 2011 IRP Update in order to comply with the State of Georgia's Multi-Pollutant Rule.
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
On July 1, 2014, the Georgia PSC approved the Company's request to cancel the proposed biomass fuel conversion of Plant Mitchell Unit 3 (155 MWs) because it would not be cost effective for customers. The Company expects to request decertification of Plant Mitchell Unit 3 in connection with the triennial Integrated Resource Plan to be filed in 2016. The Company plans to continue to operate the unit as needed until the MATS rule becomes effective in April 2015.
The decertification of these units and fuel conversions are not expected to have a material impact on the Company's financial statements; however, the ultimate outcome depends on the Georgia PSC's order in the 2016 Rate Case and future fuel cases and cannot be determined at this time.
Fuel Cost Recovery
The Company has established fuel cost recovery rates approved by the Georgia PSC. The Company continues to be allowed to adjust its fuel cost recovery rates prior to the next fuel case if the under or over recovered fuel balance exceeds $200 million. On January 20, 2015, the Georgia PSC approved the deferral of the Company's next fuel case filing until at least June 30, 2015.
Nuclear Construction
In 2008, the Company, acting for itself and as agent for Oglethorpe Power Corporation (OPC), the Municipal Electric Authority of Georgia (MEAG Power), and the City of Dalton, Georgia (Dalton), acting by and through its Board of Water, Light, and Sinking Fund Commissioners (collectively, Vogtle Owners), entered into an agreement with a consortium consisting of Westinghouse Electric Company LLC (Westinghouse) and Stone & Webster, Inc., a subsidiary of The Shaw Group Inc., which was acquired by Chicago Bridge & Iron Company N.V. (CB&I) (collectively, Contractor), pursuant to which the Contractor agreed to design, engineer, procure, construct, and test two AP1000 nuclear units (with electric generating capacity of approximately 1,100 MWs each) and related facilities at Plant Vogtle (Vogtle 3 and 4 Agreement). Under the terms of the Vogtle 3 and 4 Agreement, the Vogtle Owners agreed to pay a purchase price that is subject to certain price escalations and adjustments, including fixed escalation amounts and index-based adjustments, as well as adjustments for change orders, and performance bonuses for early completion and unit performance. The Vogtle 3 and 4 Agreement also provides for liquidated damages upon the Contractor's failure to fulfill the schedule and performance guarantees. The Contractor's liability to the Vogtle Owners for schedule and performance liquidated damages and warranty claims is subject to a cap. In addition, the Vogtle 3 and 4 Agreement provides for limited cost sharing by the Vogtle Owners for Contractor costs under certain conditions (which have not occurred), with maximum additional capital costs under this provision attributable to the Company (based on the Company's ownership interest) of approximately $114 million. Each Vogtle Owner is severally (and not jointly) liable for its proportionate share, based

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Georgia Power Company 2014 Annual Report

on its ownership interest, of all amounts owed to the Contractor under the Vogtle 3 and 4 Agreement. The Company's proportionate share is 45.7%.
Certain payment obligations of Westinghouse and Stone & Webster, Inc. under the Vogtle 3 and 4 Agreement are guaranteed by Toshiba Corporation and CB&I's The Shaw Group Inc., respectively. In the event of certain credit rating downgrades of any Vogtle Owner, such Vogtle Owner will be required to provide a letter of credit or other credit enhancement. The Vogtle Owners may terminate the Vogtle 3 and 4 Agreement at any time for their convenience, provided that the Vogtle Owners will be required to pay certain termination costs. The Contractor may terminate the Vogtle 3 and 4 Agreement under certain circumstances, including certain Vogtle Owner suspension or delays of work, action by a governmental authority to permanently stop work, certain breaches of the Vogtle 3 and 4 Agreement by the Vogtle Owners, Vogtle Owner insolvency, and certain other events.
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
In 2009, the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows the Company to recover financing costs for nuclear construction projects certified by the Georgia PSC. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff by including the related CWIP accounts in rate base during the construction period. The Georgia PSC approved increases to the NCCR tariff of approximately $223 million, $35 million, $50 million, and $60 million, effective January 1, 2011, 2012, 2013, and 2014, respectively. On December 16, 2014, the Georgia PSC approved an increase to the NCCR tariff of approximately $27 million effective January 1, 2015.
In 2012, the Vogtle Owners and the Contractor began negotiations regarding the costs associated with design changes to the DCD and the delays in the timing of approval of the DCD and issuance of the COLs, including the assertion by the Contractor that the Vogtle Owners are responsible for these costs under the terms of the Vogtle 3 and 4 Agreement. Also in 2012, the Company and the other Vogtle Owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia seeking a declaratory judgment that the Vogtle Owners are not responsible for these costs. In 2012, the Contractor also filed suit against the Company and the other Vogtle Owners in the U.S. District Court for the District of Columbia alleging the Vogtle Owners are responsible for these costs. In August 2013, the U.S. District Court for the District of Columbia dismissed the Contractor's suit, ruling that the proper venue is the U.S. District Court for the Southern District of Georgia. The Contractor appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit in September 2013. The portion of additional costs claimed by the Contractor in its initial complaint that would be attributable to the Company (based on the Company's ownership interest) is approximately $425 million (in 2008 dollars). The Contractor also asserted it is entitled to extensions of the guaranteed substantial completion dates of April 2016 and April 2017 for Plant Vogtle Units 3 and 4, respectively. On May 22, 2014, the Contractor filed an amended counterclaim to the suit pending in the U.S. District Court for the Southern District of Georgia alleging that (i) the design changes to the DCD imposed by the NRC delayed module production and the impacts to the Contractor are recoverable by the Contractor under the Vogtle 3 and 4 Agreement and (ii) the changes to the basemat rebar design required by the NRC caused additional costs and delays recoverable by the Contractor under the Vogtle 3 and 4 Agreement. The Contractor did not specify in its amended counterclaim the amounts relating to these new allegations; however, the Contractor has subsequently asserted related minimum damages (based on the Company's ownership interest) of $113 million. The Contractor may from time to time continue to assert that it is entitled to additional payments with respect to these allegations, any of which could be substantial. The Company has not agreed to the proposed cost or to any changes to the guaranteed substantial completion dates or that the Vogtle Owners have any responsibility for costs related to these issues. Litigation is ongoing and the Company intends to vigorously defend the positions of the Vogtle Owners. The Company also expects negotiations with the Contractor to continue with respect to cost and schedule during which negotiations the parties may reach a mutually acceptable compromise of their positions.
The Company is required to file semi-annual Vogtle Construction Monitoring (VCM) reports with the Georgia PSC by February 28 and August 31 each year. If the projected certified construction capital costs to be borne by the Company increase by 5% or the projected in-service dates are significantly extended, the Company is required to seek an amendment to the Plant Vogtle Units 3 and 4 certificate from the Georgia PSC. The Company's eighth VCM report filed in February 2013 requested an amendment to the certificate to increase the estimated in-service capital cost of Plant Vogtle Units 3 and 4 from $4.4 billion to $4.8 billion and to extend the estimated in-service dates to the fourth quarter 2017 and the fourth quarter 2018 for Plant Vogtle Units 3 and 4, respectively.
In September 2013, the Georgia PSC approved a stipulation (2013 Stipulation) entered into by the Company and the Georgia PSC staff to waive the requirement to amend the Plant Vogtle Units 3 and 4 certificate, until the completion of Plant Vogtle Unit 3, or

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Georgia Power Company 2014 Annual Report

earlier if deemed appropriate by the Georgia PSC and the Company. In accordance with the Georgia Integrated Resource Planning Act, any costs incurred by the Company in excess of the certified amount will be included in rate base, provided the Company shows the costs to be reasonable and prudent. In addition, financing costs on any construction-related costs in excess of the certified amount likely would be subject to recovery through AFUDC instead of the NCCR tariff.
The Georgia PSC has approved eleven VCM reports covering the periods through June 30, 2014, including construction capital costs incurred, which through that date totaled $2.8 billion.
On January 29, 2015, the Company announced that it was notified by the Contractor of the Contractor's revised forecast for completion of Plant Vogtle Units 3 and 4, which would incrementally delay the previously disclosed estimated in-service dates by 18 months (from the fourth quarter of 2017 to the second quarter of 2019 for Unit 3 and from the fourth quarter of 2018 to the second quarter of 2020 for Unit 4). The Company has not agreed to any changes to the guaranteed substantial completion dates of April 2016 and April 2017 for Plant Vogtle Units 3 and 4, respectively. The Company does not believe that the Contractor's revised forecast reflects all efforts that may be possible to mitigate the Contractor's delay.
In addition, the Company believes that, pursuant to the Vogtle 3 and 4 Agreement, the Contractor is responsible for the Contractor's costs related to the Contractor's delay (including any related construction and mitigation costs, which could be material) and that the Vogtle Owners are entitled to recover liquidated damages for the Contractor's delay beyond the guaranteed substantial completion dates of April 2016 and April 2017 for Plant Vogtle Units 3 and 4, respectively. Consistent with the Contractor's position in the pending litigation described above, the Company expects the Contractor to contest any claims for liquidated damages and to assert that the Vogtle Owners are responsible for additional costs related to the Contractor's delay.
On February 27, 2015, the Company filed its twelfth VCM report with the Georgia PSC covering the period from July 1 through December 31, 2014, which requests approval for an additional $0.2 billion of construction capital costs incurred during that period and reflects the Contractor's revised forecast for completion of Plant Vogtle Units 3 and 4 as well as additional estimated owner-related costs of approximately $10 million per month expected to result from the Contractor's proposed 18-month delay, including property taxes, oversight costs, compliance costs, and other operational readiness costs. No Contractor costs related to the Contractor's proposed 18-month delay are included in the twelfth VCM report. Additionally, while the Company has not agreed to any change to the guaranteed substantial completion dates, the twelfth VCM report includes a requested amendment to the Plant Vogtle Units 3 and 4 certificate to reflect the Contractor's revised forecast, to include the estimated owner's costs associated with the proposed 18-month Contractor delay, and to increase the estimated total in-service capital cost of Plant Vogtle Units 3 and 4 to $5.0 billion.
The Company will continue to incur financing costs of approximately $30 million per month until Plant Vogtle Units 3 and 4 are placed in service. The twelfth VCM report estimates total associated financing costs during the construction period to be approximately $2.5 billion.
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
As construction continues, the risk remains that ongoing challenges with Contractor performance including additional challenges in its fabrication, assembly, delivery, and installation of the shield building and structural modules, delays in the receipt of the remaining permits necessary for the operation of Plant Vogtle Units 3 and 4, or other issues could arise and may further impact project schedule and cost. In addition, the IRS allocated production tax credits to each of Plant Vogtle Units 3 and 4, which require the applicable unit to be placed in service before 2021.
Additional claims by the Contractor or the Company (on behalf of the Vogtle Owners) are also likely to arise throughout construction. These claims may be resolved through formal and informal dispute resolution procedures under the Vogtle 3 and 4 Agreement, but also may be resolved through litigation.
The ultimate outcome of these matters cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Georgia Power Company 2014 Annual Report

Income Tax Matters
Bonus Depreciation
On December 19, 2014, the Tax Increase Prevention Act of 2014 (TIPA) was signed into law. The TIPA retroactively extended several tax credits through 2014 and extended 50% bonus depreciation for property placed in service in 2014 (and for certain long-term production-period projects to be placed in service in 2015). The extension of 50% bonus depreciation had a positive impact on the Company's cash flows and, combined with bonus depreciation allowed in 2014 under the American Taxpayer Relief Act of 2012, resulted in approximately $200 million of positive cash flows for the 2014 tax year. The estimated cash flow benefit of bonus depreciation related to TIPA is expected to be approximately $45 million to $50 million for the 2015 tax year.
Other Matters
The Company is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, the Company is subject to certain claims and legal actions arising in the ordinary course of business. The Company's business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements, such as air quality and water standards, has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
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
Electric Utility Regulation
The Company is subject to retail regulation by the Georgia PSC and wholesale regulation by the FERC. These regulatory agencies set the rates the Company is permitted to charge customers based on allowable costs. As a result, the Company applies accounting standards which require the financial statements to reflect the effects of rate regulation. Through the ratemaking process, the regulators may require the inclusion of costs or revenues in periods different than when they would be recognized by a non-regulated company. This treatment may result in the deferral of expenses and the recording of related regulatory assets based on anticipated future recovery through rates or the deferral of gains or creation of liabilities and the recording of related regulatory liabilities. The application of the accounting standards has a further effect on the Company's financial statements as a result of the estimates of allowable costs used in the ratemaking process. These estimates may differ from those actually incurred by the Company; therefore, the accounting estimates inherent in specific costs such as depreciation, AROs, and pension and postretirement benefits have less of a direct impact on the Company's results of operations and financial condition than they would on a non-regulated company.
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
Contingent Obligations
The Company is subject to a number of federal and state laws and regulations, as well as other factors and conditions that subject it to environmental, litigation, and other risks. See FUTURE EARNINGS POTENTIAL herein and Note 3 to the financial

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Georgia Power Company 2014 Annual Report

statements for more information regarding certain of these contingencies. The Company periodically evaluates its exposure to such risks and, in accordance with GAAP, records reserves for those matters where a non-tax-related loss is considered probable and reasonably estimable. The adequacy of reserves can be significantly affected by external events or conditions that can be unpredictable; thus, the ultimate outcome of such matters could materially affect the Company's financial position, results of operations, or cash flows.
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
For purposes of its December 31, 2014 measurement date, the Company adopted new mortality tables for its pension plans and retiree life and medical plans, which reflect increased life expectancies in the U.S. The adoption of new mortality tables increased the projected benefit obligations for the Company's pension plans and other postretirement benefit plans by approximately $226 million and $46 million, respectively. The adoption of new mortality tables will increase net periodic costs related to the Company's pension plans and other postretirement benefit plans in 2015 by $30 million and $5 million, respectively.
A 25 basis point change in any significant assumption (discount rate, salaries, or long-term return on plan assets) would result in an $11 million or less change in total annual benefit expense and a $163 million or less change in projected obligations.
Recently Issued Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board issued ASC 606, Revenue from Contracts with Customers. ASC 606 revises the accounting for revenue recognition and is effective for fiscal years beginning after December 15, 2016. The Company continues to evaluate the requirements of ASC 606. The ultimate impact of the new standard has not yet been determined.
FINANCIAL CONDITION AND LIQUIDITY
Overview
The Company's financial condition remained stable at December 31, 2014. The Company's cash requirements primarily consist of funding ongoing operations, common stock dividends, capital expenditures, and debt maturities. Capital expenditures and other investing activities include investments to meet projected long-term demand requirements, to comply with environmental regulations, and for restoration following major storms. Operating cash flows provide a substantial portion of the Company's cash needs. For the three-year period from 2015 through 2017, the Company's projected common stock dividends, capital expenditures, and debt maturities are expected to exceed operating cash flows. Projected capital expenditures in that period include investments to build new generation facilities, including Plant Vogtle Units 3 and 4, to maintain existing generation facilities, to add environmental equipment for existing generating units, to add or change fuel sources for certain existing units, and to expand and improve transmission and distribution facilities. The Company plans to finance future cash needs in excess of its operating cash flows primarily through debt issuances and capital contributions from Southern Company, as well as by accessing borrowings from financial institutions and borrowings through the FFB. The Company intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See "Sources of Capital," "Financing Activities," and "Capital Requirements and Contractual Obligations" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Georgia Power Company 2014 Annual Report

The Company's investments in the qualified pension plan and the nuclear decommissioning trust funds increased in value as of December 31, 2014 as compared to December 31, 2013. On December 18, 2014, the Company voluntarily contributed $150 million to the qualified pension plan. No mandatory contributions to the qualified pension plan are anticipated for the year ending December 31, 2015. The Company funded approximately $2 million to its nuclear decommissioning trust funds in 2014. See "Contractual Obligations" herein and Notes 1 and 2 to the financial statements under "Nuclear Decommissioning" and "Pension Plans," respectively, for additional information.
Net cash provided from operating activities totaled $2.4 billion in 2014, a decrease of $403 million from 2013, primarily due to fuel cost recovery and storm restoration costs, partially offset by higher retail operating revenues and lower fuel inventory additions. Net cash provided from operating activities totaled $2.8 billion in 2013, an increase of $471 million from 2012, primarily due to higher retail operating revenues, lower fuel inventory additions, and settlement of affiliated payables related to pension funding in 2012, partially offset by fuel cost recovery.
Net cash used for investing activities totaled $2.2 billion, $1.9 billion, and $2.0 billion in 2014, 2013, and 2012, respectively, due to gross property additions primarily related to installation of equipment to comply with environmental standards; construction of generation, transmission, and distribution facilities; and purchase of nuclear fuel. The majority of funds needed for gross property additions for the last several years has been provided from operating activities, capital contributions from Southern Company, and the issuance of debt. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Nuclear Construction" herein for additional information.
Net cash used for financing activities totaled $163 million, $891 million, and $290 million for 2014, 2013, and 2012, respectively. The decrease in cash used in 2014 compared to 2013 was primarily due to borrowings from the FFB for construction of Plant Vogtle Units 3 and 4, partially offset by FFB loan issuance costs and a reduction in short-term debt. The increase in cash used in 2013 compared to 2012 was primarily due to lower net issuances of long-term debt in 2013, partially offset by an increase in net short-term borrowings. See "Financing Activities" herein for additional information. Fluctuations in cash flow from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes in 2014 included an increase of $1.2 billion in total property, plant, and equipment due to gross property additions described above, an increase in other regulatory assets, deferred of $640 million, a decrease of $303 million in fossil fuel stock due to an increase in fuel generation, and an increase of $361 million in employee benefit obligations primarily as a result of changes in the actuarial assumptions. See Note 2 to the financial statements for additional information.
The Company's ratio of common equity to total capitalization, including short-term debt, was 50.4% in 2014 and 49.1% in 2013. See Note 6 to the financial statements for additional information.
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
On February 20, 2014, the Company and the DOE entered into a loan guarantee agreement (Loan Guarantee Agreement), pursuant to which the DOE agreed to guarantee borrowings to be made by the Company under a multi-advance credit facility (FFB Credit Facility) among the Company, the DOE, and the FFB. The Company is obligated to reimburse the DOE for any payments the DOE is required to make to the FFB under the guarantee. The Company's reimbursement obligations to the DOE are full recourse and also are secured by a first priority lien on (i) the Company's 45.7% ownership interest in Plant Vogtle Units 3 and 4 (primarily the units under construction, the related real property, and any nuclear fuel loaded in the reactor core) and (ii) the Company's rights and obligations under the principal contracts relating to Plant Vogtle Units 3 and 4. Under the FFB Credit Facility, the Company may make term loan borrowings through the FFB. Proceeds of borrowings made under the FFB Credit Facility will be used to reimburse the Company for a portion of certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the Loan Guarantee Agreement (Eligible Project Costs). Aggregate borrowings under the FFB Credit Facility may not exceed the lesser of (i) 70% of Eligible Project Costs or (ii) approximately $3.46 billion. See Note 6 to the financial statements under "DOE Loan Guarantee Borrowings" for additional information regarding the Loan Guarantee Agreement and Note 3 to the financial statements under "Retail Regulatory Matters – Nuclear Construction" for additional information regarding Plant Vogtle Units 3 and 4.
Eligible Project Costs incurred through December 31, 2014 would allow for borrowings of up to $2.1 billion under the FFB Credit Facility. Through December 31, 2014, the Company had borrowed $1.2 billion under the FFB Credit Facility, leaving $0.9 billion of currently available borrowing ability.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Georgia Power Company 2014 Annual Report

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
As of December 31, 2014, the Company's current liabilities exceeded current assets by $1.0 billion primarily due to long-term debt that is due in one year. The Company intends to utilize equity contributions from Southern Company and cash from operations, as well as commercial paper, lines of credit, bank notes, and securities issuances, as market conditions permit, to fund the Company's short-term capital needs. In 2015, the Company also expects to utilize borrowings through the FFB as the primary source of borrowed funds. The Company has substantial cash flow from operating activities and access to the capital markets and financial institutions to meet short-term liquidity needs.
At December 31, 2014, the Company had approximately $24 million of cash and cash equivalents. Committed credit arrangements with banks at December 31, 2014 were as follows:

Expires(a)
2016	2018	Total	Unused
(in millions)
$150	$1,600	$1,750	$1,736

(a)	No credit arrangements expire in 2015 or 2017.
See Note 6 to the financial statements under "Bank Credit Arrangements" for additional information.
A portion of the unused credit with banks is allocated to provide liquidity support to the Company's variable rate pollution control revenue bonds and commercial paper program. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of December 31, 2014 was approximately $865 million. In addition, at December 31, 2014, the Company had $118 million of fixed rate pollution control revenue bonds outstanding that were required to be remarketed within the next 12 months. As of December 31, 2014, $98 million of certain pollution control revenue bonds of the Company were reclassified to securities due within one year in anticipation of their redemption in connection with unit retirement decisions.
The Company's credit arrangements contain covenants that limit debt levels and contain cross default provisions to other indebtedness (including guarantee obligations) of the Company. Such cross default provisions to other indebtedness would trigger an event of default if the Company defaulted on indebtedness or guarantee obligations over a specified threshold. The Company is currently in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings. Subject to applicable market conditions, the Company expects to renew its credit arrangements, as needed, prior to expiration.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Georgia Power Company 2014 Annual Report

Details of short-term borrowings were as follows:

	Short-term Debt at the End of the Period		Short-term Debt During the Period (a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
December 31, 2014:
Commercial paper	$156	0.3%	$280	0.2%	$703
Short-term bank debt	—	—%	56	0.9%	400
Total	$156	0.3%	$336	0.3%
December 31, 2013:
Commercial paper	$647	0.2%	$166	0.2%	$702
Short-term bank debt	400	0.9%	96	0.9%	400
Total	$1,047	0.5%	$262	0.5%
December 31, 2012:
Commercial paper	$—	—%	$78	0.2%	$517
Short-term bank debt	—	—%	116	1.2%	300
Total	$—	—%	$194	0.8%
(a) Average and maximum amounts are based upon daily balances during the twelve-month periods ended December 31, 2014, 2013, and 2012.
The Company believes the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, short-term bank notes, and cash.
Financing Activities
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, the Company plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.
Pollution Control Revenue Bonds
In June 2014, the Company redeemed $17 million aggregate principal amount of Development Authority of Bartow County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Bowen Project), Second Series 1998 and $19.5 million aggregate principal amount of Development Authority of Appling County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Hatch Project), Second Series 2001.
In July 2014, the Company reoffered to the public $40 million aggregate principal amount of Development Authority of Monroe County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Scherer Project), First Series 2009, which had been previously purchased and held by the Company since 2010.
DOE Loan Guarantee Borrowings
On February 20, 2014, the Company made initial borrowings under the FFB Credit Facility in an aggregate principal amount of $1.0 billion and on December 11, 2014, the Company made additional borrowings under the FFB Credit Facility in an aggregate principal amount of $200 million. The interest rate applicable to $500 million of the initial advance under the FFB Credit Facility is 3.860% for an interest period that extends to 2044 and the interest rate applicable to the remaining $500 million is 3.488% for an interest period that extends to 2029 and is expected to be reset from time to time thereafter through 2044. The interest rate applicable to the $200 million advance in December 2014 is 3.002% for an interest period that extends to 2044. The final maturity date for all advances under the FFB Credit Facility is February 20, 2044. The proceeds of the borrowings in 2014 under the FFB Credit Facility were used to reimburse the Company for Eligible Project Costs relating to the construction of Plant Vogtle Units 3 and 4. In connection with its entry into the agreements with the DOE and the FFB, the Company incurred issuance costs of approximately $66 million, which are being amortized over the life of the borrowings under the FFB Credit Facility.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Georgia Power Company 2014 Annual Report

Under the Loan Guarantee Agreement, the Company is subject to customary events of default, as well as cross-defaults to other indebtedness and events of default relating to any failure to make payments under the engineering, procurement, and construction contract, as amended, relating to Plant Vogtle Units 3 and 4 or certain other agreements providing intellectual property rights for Plant Vogtle Units 3 and 4. The Loan Guarantee Agreement also includes events of default specific to the DOE loan guarantee program, including the failure of the Company or Southern Nuclear to comply with requirements of law or DOE loan guarantee program requirements. See Note 6 to the financial statements under "DOE Loan Guarantee Borrowings" for additional information.
Other
In February 2014, the Company repaid three four-month floating rate bank loans in an aggregate principal amount of $400 million. At December 31, 2014, the Company had no bank term loans outstanding.
In October 2014, the Company entered into interest rate swaps to hedge exposure to interest rate changes related to existing debt. The notional amount of the swaps totaled $900 million.
In November and December 2014, the Company entered into forward-starting interest rate swaps to hedge exposure to interest rate changes related to anticipated borrowings under the FFB Credit Facility in 2015. The notional amount of the swaps totaled $700 million.
Credit Rating Risk
The Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, energy price risk management, interest rate derivatives, and construction of new generation. The maximum potential collateral requirements under these contracts at December 31, 2014 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB- and/or Baa3	$85
Below BBB- and/or Baa3	1,332
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
To mitigate future exposure to changes in interest rates, the Company may enter into derivatives designated as hedges. The weighted average interest rate on $1.3 billion of long-term variable interest rate exposure at January 1, 2015 was 1.24%. If the Company sustained a 100 basis point change in interest rates for all long-term variable interest rate exposure, the change would affect annualized interest expense by approximately $13 million at January 1, 2015. See Note 1 to the financial statements under "Financial Instruments" and Note 11 to the financial statements for additional information.
To mitigate residual risks relative to movements in electricity prices, the Company enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, financial hedge contracts for

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Georgia Power Company 2014 Annual Report

natural gas purchases. The Company continues to manage a fuel-hedging program implemented per the guidelines of the Georgia PSC. The Company had no material change in market risk exposure for the year ended December 31, 2014 when compared to the December 31, 2013 reporting period.
The changes in fair value of energy-related derivative contracts are substantially attributable to both the volume and the price of natural gas. For the years ended December 31, the changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, were as follows:

	2014 Changes	2013 Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(16)	$(34)
Contracts realized or settled:
Swaps realized or settled	2	9
Options realized or settled	8	20
Current period changes(a):
Swaps	(1)	1
Options	(13)	(12)
Contracts outstanding at the end of the period, assets (liabilities), net	$(20)	$(16)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The net hedge volumes of energy-related derivative contracts for the years ended December 31 were as follows:

	2014	2013
	mmBtu Volume
	(in millions)
Commodity – Natural gas swaps	4	7
Commodity – Natural gas options	42	52
Total hedge volume	46	59
The weighted average swap contract cost above market prices was approximately $0.68 per mmBtu as of December 31, 2014 and $0.50 per mmBtu as of December 31, 2013. The change in option fair value is primarily attributable to the volatility of the market and the underlying change in the natural gas price. All natural gas hedge gains and losses are recovered through the Company's fuel cost recovery mechanism.
At December 31, 2014 and 2013, substantially all of the Company's energy-related derivative contracts were designated as regulatory hedges and were related to the Company's fuel-hedging program, which have a 24-month time horizon. Hedging gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery mechanism. Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred and were not material for any year presented.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Georgia Power Company 2014 Annual Report

The Company uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note 10 to the financial statements for further discussion of fair value measurements. The maturities of the energy-related derivative contracts, which are all Level 2 of the fair value hierarchy, at December 31, 2014 were as follows:

	Fair Value Measurements December 31, 2014
	Total	Maturity
	Fair Value	Year 1	Years 2&3
	(in millions)
Level 1	$—	$—	$—
Level 2	(20)	(16)	(4)
Level 3	—	—	—
Fair value of contracts outstanding at end of period	$(20)	$(16)	$(4)
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
Capital Requirements and Contractual Obligations
The construction program of the Company is currently estimated to be $2.4 billion for 2015, $2.4 billion for 2016, and $2.1 billion for 2017. Capital expenditures to comply with environmental statutes and regulations included in these estimated amounts are $0.3 billion, $0.2 billion, and $0.2 billion for 2015, 2016, and 2017, respectively. These amounts include capital expenditures related to contractual purchase commitments for nuclear fuel and capital expenditures covered under long-term service agreements. These estimated expenditures do not include any potential compliance costs that may arise from the EPA's proposed rules that would limit CO2 emissions from new, existing, and modified or reconstructed fossil-fuel-fired electric generating units.
See FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations" for additional information.
The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental statutes and regulations; the outcome of any legal challenges to environmental rules; changes in generating plants, including unit retirements and replacements and adding or changing fuel sources at existing units, to meet regulatory requirements; changes in FERC rules and regulations; Georgia PSC approvals; changes in the expected environmental compliance program; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; storm impacts; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. See Note 3 to the financial statements under "Retail Regulatory Matters – Nuclear Construction" for information regarding additional factors that may impact construction expenditures.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Georgia Power Company 2014 Annual Report

Contractual Obligations

	2015	2016- 2017	2018- 2019	After 2019	Total
	(in millions)
Long-term debt(a) —
Principal	$1,148	$1,154	$750	$6,756	$9,808
Interest	342	634	557	5,128	6,661
Preferred and preference stock dividends(b)	17	35	35	—	87
Financial derivative obligations(c)	31	4	—	—	35
Operating leases(d)	25	36	15	14	90
Capital leases(d)	6	13	15	6	40
Purchase commitments —
Capital(e)	2,165	4,150	—	—	6,315
Fuel(f)	1,805	2,176	1,371	8,722	14,074
Purchased power(g)	293	684	606	3,545	5,128
Other(h)	92	124	101	272	589
Trusts —
Nuclear decommissioning(i)	5	11	11	110	137
Pension and other postretirement benefit plans(j)	44	82	—	—	126
Total	$5,973	$9,103	$3,461	$24,553	$43,090

(a)
All amounts are reflected based on final maturity dates. The Company plans to continue to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit. Variable rate interest obligations are estimated based on rates as of January 1, 2015, as reflected in the statements of capitalization. Fixed rates include, where applicable, the effects of interest rate derivatives employed to manage interest rate risk. Long-term debt excludes capital lease amounts (shown separately).

(b)	Preferred and preference stock do not mature; therefore, amounts provided are for the next five years only.

(c)	Includes derivative liabilities related to cash flow hedges of forecasted debt, as well as energy-related derivatives. For additional information, see Notes 1 and 11 to the financial statements.

(d)	Excludes PPAs that are accounted for as leases and included in purchased power.

(e)
The Company provides estimated capital expenditures for a three-year period, including capital expenditures and compliance costs associated with environmental regulations. These amounts exclude contractual purchase commitments for nuclear fuel and capital expenditures covered under long-term service agreements which are reflected separately. At December 31, 2014, significant purchase commitments were outstanding in connection with the construction program. See FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations" herein for additional information.

(f)
Includes commitments to purchase coal, nuclear fuel, and natural gas, as well as the related transportation and storage. In most cases, these contracts contain provisions for price escalation, minimum purchase levels, and other financial commitments. Natural gas purchase commitments are based on various indices at the time of delivery. Amounts reflected for natural gas purchase commitments have been estimated based on the New York Mercantile Exchange future prices at December 31, 2014.

(g)
Estimated minimum long-term obligations for various PPA purchases from gas-fired, biomass, and wind-powered facilities. A total of $1.1 billion of biomass PPAs is contingent upon the counterparties meeting specified contract dates for commercial operation and may change as a result of regulatory action. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Renewables Development" for additional information.

(h)	Includes long-term service agreements and contracts for the procurement of limestone. Long-term service agreements include price escalation based on inflation indices.

(i)
Projections of nuclear decommissioning trust fund contributions for Plant Hatch and Plant Vogtle Units 1 and 2 are based on the 2013 ARP. See Note 1 to the financial statements under "Nuclear Decommissioning" for additional information.

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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Georgia Power Company 2014 Annual Report

Cautionary Statement Regarding Forward-Looking Statements
The Company's 2014 Annual Report contains forward-looking statements. Forward-looking statements include, among other things, statements concerning retail rates, economic recovery, fuel and environmental cost recovery and other rate actions, current and proposed environmental regulations and related compliance plans and estimated expenditures, access to sources of capital, projections for the qualified pension plan, postretirement benefit plan, and nuclear decommissioning trust fund contributions, financing activities, completion dates of construction projects, filings with state and federal regulatory authorities, impact of the TIPA, estimated sales and purchases under power sale and purchase agreements, and estimated construction and other plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

•
the impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, environmental laws including regulation of water, CCR, and emissions of sulfur, nitrogen, CO2, soot, particulate matter, hazardous air pollutants, including mercury, and other substances, and also changes in tax and other laws and regulations to which the Company is subject, as well as changes in application of existing laws and regulations;

•	current and future litigation, regulatory investigations, proceedings, or inquiries, including pending EPA civil action against the Company and IRS and state tax audits;

•	the effects, extent, and timing of the entry of additional competition in the markets in which the Company operates;

•
variations in demand for electricity, including those relating to weather, the general economy and recovery from the last recession, population and business growth (and declines), the effects of energy conservation and efficiency measures, including from the development and deployment of alternative energy sources such as self-generation and distributed generation technologies, and any potential economic impacts resulting from federal fiscal decisions;

•	available sources and costs of fuels;

•	effects of inflation;

•
the ability to control costs and avoid cost overruns during the development and construction of facilities, which include the development and construction of generating facilities with designs that have not been finalized or previously constructed, including changes in labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction or other agreements, operational readiness, including specialized operator training and required site safety programs, unforeseen engineering or design problems, start-up activities (including major equipment failure and system integration), and/or operational performance (including additional costs to satisfy any operational parameters ultimately adopted by the Georgia PSC);

•
the ability to construct facilities in accordance with the requirements of permits and licenses, to satisfy any operational and environmental performance standards, including any PSC requirements and the requirements of tax credits and other incentives, and to integrate facilities into the Southern Company system upon completion of construction;

•	investment performance of the Company's employee and retiree benefit plans and nuclear decommissioning trust funds;

•	advances in technology;

•	state and federal rate regulations and the impact of pending and future rate cases and negotiations, including rate cases related to fuel and other cost recovery mechanisms;

•	the ability to successfully operate generating, transmission, and distribution facilities and the successful performance of necessary corporate functions;

•
legal proceedings and regulatory approvals and actions related to Plant Vogtle Units 3 and 4, including Georgia PSC approvals and NRC actions and related legal proceedings involving the commercial parties;

•	the inherent risks involved in operating and constructing nuclear generating facilities, including environmental, health, regulatory, natural disaster, terrorism, or financial risks;

•	internal restructuring or other restructuring options that may be pursued;

•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to the Company;

•	the ability of counterparties of the Company to make payments as and when due and to perform as required;

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Georgia Power Company 2014 Annual Report

•	the ability to obtain new short- and long-term contracts with wholesale customers;

•	the direct or indirect effect on the Company's business resulting from cyber intrusion or terrorist incidents and the threat of terrorist incidents;

•	interest rate fluctuations and financial market conditions and the results of financing efforts;

•	changes in the Company's credit ratings, including impacts on interest rates, access to capital markets, and collateral requirements;

•
the impacts of any sovereign financial issues, including impacts on interest rates, access to capital markets, impacts on currency exchange rates, counterparty performance, and the economy in general, as well as potential impacts on the benefits of the DOE loan guarantees;

•	the ability of the Company to obtain additional generating capacity at competitive prices;

•	catastrophic events such as fires, earthquakes, explosions, floods, hurricanes and other storms, droughts, pandemic health events such as influenzas, or other similar occurrences;

•	the direct or indirect effects on the Company's business resulting from incidents affecting the U.S. electric grid or operation of generating resources;

•	the effect of accounting pronouncements issued periodically by standard-setting bodies; and

•	other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed by the Company from time to time with the SEC.
The Company expressly disclaims any obligation to update any forward-looking statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF INCOME
For the Years Ended December 31, 2014, 2013, and 2012
Georgia Power Company 2014 Annual Report

	2014	2013	2012
	(in millions)
Operating Revenues:
Retail revenues	$8,240	$7,620	$7,362
Wholesale revenues, non-affiliates	335	281	281
Wholesale revenues, affiliates	42	20	20
Other revenues	371	353	335
Total operating revenues	8,988	8,274	7,998
Operating Expenses:
Fuel	2,547	2,307	2,051
Purchased power, non-affiliates	287	224	315
Purchased power, affiliates	701	660	666
Other operations and maintenance	1,902	1,654	1,644
Depreciation and amortization	846	807	745
Taxes other than income taxes	409	382	374
Total operating expenses	6,692	6,034	5,795
Operating Income	2,296	2,240	2,203
Other Income and (Expense):
Allowance for equity funds used during construction	45	30	53
Interest expense, net of amounts capitalized	(348)	(361)	(366)
Other income (expense), net	(22)	5	(17)
Total other income and (expense)	(325)	(326)	(330)
Earnings Before Income Taxes	1,971	1,914	1,873
Income taxes	729	723	688
Net Income	1,242	1,191	1,185
Dividends on Preferred and Preference Stock	17	17	17
Net Income After Dividends on Preferred and Preference Stock	$1,225	$1,174	$1,168
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2014, 2013, and 2012
Georgia Power Company 2014 Annual Report

	2014	2013	2012
	(in millions)
Net Income	$1,242	$1,191	$1,185
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(3), $-, and $-, respectively	(5)	—	—
Reclassification adjustment for amounts included in net income, net of tax of $1, $1, and $1, respectively	2	2	2
Total other comprehensive income (loss)	(3)	2	2
Comprehensive Income	$1,239	$1,193	$1,187
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013, and 2012
Georgia Power Company 2014 Annual Report

	2014	2013	2012
	(in millions)
Operating Activities:
Net income	$1,242	$1,191	$1,185
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	1,019	979	912
Deferred income taxes	352	476	377
Allowance for equity funds used during construction	(45)	(30)	(53)
Retail fuel cost over recovery — long-term	(44)	(123)	123
Pension, postretirement, and other employee benefits	19	66	21
Pension and postretirement funding	(156)	(8)	(12)
Other, net	39	38	(12)
Changes in certain current assets and liabilities —
-Receivables	(248)	(58)	205
-Fossil fuel stock	303	250	(269)
-Prepaid income taxes	(216)	(17)	(7)
-Other current assets	(37)	40	(53)
-Accounts payable	16	67	(165)
-Accrued taxes	17	(14)	(76)
-Accrued compensation	62	(37)	(18)
-Retail fuel cost over-recovery — short-term	(14)	(49)	107
-Other current liabilities	54	(5)	30
Net cash provided from operating activities	2,363	2,766	2,295
Investing Activities:
Property additions	(2,023)	(1,743)	(1,723)
Investment in restricted cash from pollution control bonds	—	(89)	(284)
Distribution of restricted cash from pollution control bonds	—	89	284
Nuclear decommissioning trust fund purchases	(671)	(706)	(852)
Nuclear decommissioning trust fund sales	669	705	850
Cost of removal, net of salvage	(65)	(59)	(82)
Change in construction payables, net of joint owner portion	(54)	(67)	(149)
Prepaid long-term service agreements	(70)	(18)	(34)
Other investing activities	8	(2)	17
Net cash used for investing activities	(2,206)	(1,890)	(1,973)
Financing Activities:
Increase (decrease) in notes payable, net	(891)	1,047	(513)
Proceeds —
Capital contributions from parent company	549	37	42
Pollution control revenue bonds issuances and remarketings	40	194	284
Senior notes issuances	—	850	2,300
FFB loan	1,200	—	—
Redemptions and repurchases —
Pollution control revenue bonds	(37)	(298)	(284)
Senior notes	—	(1,775)	(850)
Other long-term debt	—	—	(250)
Payment of preferred and preference stock dividends	(17)	(17)	(17)
Payment of common stock dividends	(954)	(907)	(983)
FFB loan issuance costs	(49)	(5)	(3)
Other financing activities	(4)	(17)	(16)
Net cash used for financing activities	(163)	(891)	(290)
Net Change in Cash and Cash Equivalents	(6)	(15)	32
Cash and Cash Equivalents at Beginning of Year	30	45	13
Cash and Cash Equivalents at End of Year	$24	$30	$45
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $18, $14 and $21 capitalized, respectively)	$319	$344	$337
Income taxes (net of refunds)	507	298	312
Noncash transactions — accrued property additions at year-end	154	208	261
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

BALANCE SHEETS
At December 31, 2014 and 2013
Georgia Power Company 2014 Annual Report

Assets	2014	2013
	(in millions)
Current Assets:
Cash and cash equivalents	$24	$30
Receivables —
Customer accounts receivable	553	512
Unbilled revenues	201	209
Joint owner accounts receivable	121	67
Other accounts and notes receivable	61	117
Affiliated companies	18	21
Accumulated provision for uncollectible accounts	(6)	(5)
Fossil fuel stock, at average cost	439	742
Materials and supplies, at average cost	438	409
Vacation pay	91	88
Prepaid income taxes	278	97
Other regulatory assets, current	136	106
Other current assets	74	53
Total current assets	2,428	2,446
Property, Plant, and Equipment:
In service	31,083	30,132
Less accumulated provision for depreciation	11,222	10,970
Plant in service, net of depreciation	19,861	19,162
Other utility plant, net	211	240
Nuclear fuel, at amortized cost	563	523
Construction work in progress	4,031	3,500
Total property, plant, and equipment	24,666	23,425
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	58	46
Nuclear decommissioning trusts, at fair value	789	751
Miscellaneous property and investments	38	44
Total other property and investments	885	841
Deferred Charges and Other Assets:
Deferred charges related to income taxes	698	718
Prepaid pension costs	—	118
Deferred under recovered regulatory clause revenues	197	—
Other regulatory assets, deferred	1,753	1,113
Other deferred charges and assets	403	246
Total deferred charges and other assets	3,051	2,195
Total Assets	$31,030	$28,907
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

BALANCE SHEETS
At December 31, 2014 and 2013
Georgia Power Company 2014 Annual Report

Liabilities and Stockholder's Equity	2014	2013
	(in millions)
Current Liabilities:
Securities due within one year	$1,154	$5
Notes payable	156	1,047
Accounts payable —
Affiliated	451	417
Other	555	472
Customer deposits	253	246
Other accrued taxes	332	321
Accrued interest	96	91
Accrued vacation pay	63	61
Accrued compensation	153	80
Liabilities from risk management activities	32	13
Other regulatory liabilities, current	21	17
Over recovered regulatory clause revenues, current	—	14
Other current liabilities	204	122
Total current liabilities	3,470	2,906
Long-Term Debt (See accompanying statements)	8,683	8,633
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	5,507	5,200
Deferred credits related to income taxes	106	112
Accumulated deferred investment tax credits	196	203
Employee benefit obligations	903	542
Asset retirement obligations	1,223	1,210
Other cost of removal obligations	46	43
Other deferred credits and liabilities	209	201
Total deferred credits and other liabilities	8,190	7,511
Total Liabilities	20,343	19,050
Preferred Stock (See accompanying statements)	45	45
Preference Stock (See accompanying statements)	221	221
Common Stockholder's Equity (See accompanying statements)	10,421	9,591
Total Liabilities and Stockholder's Equity	$31,030	$28,907
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF CAPITALIZATION
At December 31, 2014 and 2013
Georgia Power Company 2014 Annual Report

	2014	2013	2014	2013
	(in millions)		(percent of total)
Long-Term Debt:
Long-term notes payable —
Variable rates (0.56% to 0.63% at 1/1/15) due 2016	450	450
0.625% to 5.25% due 2015	1,050	1,050
3.00% due 2016	250	250
5.70% due 2017	450	450
5.40% due 2018	250	250
4.25% due 2019	500	500
2.85% to 5.95% due 2022-2043	3,975	3,975
Total long-term notes payable	6,925	6,925
Other long-term debt —
Pollution control revenue bonds:
0.80% to 4.00% due 2022-2049	818	818
Variable rates (0.03% to 0.04% at 1/1/15) due 2015	98	—
Variable rate (0.04% at 1/1/15) due 2016	4	4
Variable rate (0.04% at 1/1/14) due 2018	—	20
Variable rates (0.01% to 0.09% at 1/1/15) due 2022-2052	763	838
FFB loans (3.00% to 3.86%) due 2044	1,200	—
Total other long-term debt	2,883	1,680
Capitalized lease obligations	40	45
Unamortized debt discount	(11)	(12)
Total long-term debt (annual interest requirement — $342 million)	9,837	8,638
Less amount due within one year	1,154	5
Long-term debt excluding amount due within one year	8,683	8,633	44.8%	46.7%
Preferred and Preference Stock:
Non-cumulative preferred stock
$25 par value — 6.125%
Authorized — 50,000,000 shares
Outstanding — 1,800,000 shares	45	45
Non-cumulative preference stock
$100 par value — 6.50%
Authorized — 15,000,000 shares
Outstanding — 2,250,000 shares	221	221
Total preferred and preference stock (annual dividend requirement — $17 million)	266	266	1.4	1.4
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 20,000,000 shares
Outstanding — 9,261,500 shares	398	398
Paid-in capital	6,196	5,633
Retained earnings	3,835	3,565
Accumulated other comprehensive loss	(8)	(5)
Total common stockholder's equity	10,421	9,591	53.8	51.9
Total Capitalization	$19,370	$18,490	100.0%	100.0%
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2014, 2013, and 2012
Georgia Power Company 2014 Annual Report

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2011	9	$398	$5,522	$3,112	$(9)	$9,023
Net income after dividends on preferred and preference stock	—	—	—	1,168	—	1,168
Capital contributions from parent company	—	—	63	—	—	63
Other comprehensive income (loss)	—	—	—	—	2	2
Cash dividends on common stock	—	—	—	(983)	—	(983)
Balance at December 31, 2012	9	398	5,585	3,297	(7)	9,273
Net income after dividends on preferred and preference stock	—	—	—	1,174	—	1,174
Capital contributions from parent company	—	—	48	—	—	48
Other comprehensive income (loss)	—	—	—	—	2	2
Cash dividends on common stock	—	—	—	(907)	—	(907)
Other	—	—	—	1	—	1
Balance at December 31, 2013	9	398	5,633	3,565	(5)	9,591
Net income after dividends on preferred and preference stock	—	—	—	1,225	—	1,225
Capital contributions from parent company	—	—	563	—	—	563
Other comprehensive income (loss)	—	—	—	—	(3)	(3)
Cash dividends on common stock	—	—	—	(954)	—	(954)
Other	—	—	—	(1)	—	(1)
Balance at December 31, 2014	9	$398	$6,196	$3,835	$(8)	$10,421
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

NOTES TO FINANCIAL STATEMENTS
Georgia Power Company 2014 Annual Report

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
Georgia Power Company (the Company) is a wholly-owned subsidiary of The Southern Company (Southern Company), which is the parent company of the Company and three other traditional operating companies, as well as Southern Power, SCS, SouthernLINC Wireless, Southern Company Holdings, Inc. (Southern Holdings), Southern Nuclear, and other direct and indirect subsidiaries. The traditional operating companies – the Company, Alabama Power, Gulf Power, and Mississippi Power – are vertically integrated utilities providing electric service in four Southeastern states. The Company operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Georgia and to wholesale customers in the Southeast. Southern Power constructs, acquires, owns, and manages generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. SCS, the system service company, provides, at cost, specialized services to Southern Company and its subsidiary companies. SouthernLINC Wireless provides digital wireless communications for use by Southern Company and its subsidiary companies and also markets these services to the public, and provides fiber cable services within the Southeast. Southern Holdings is an intermediate holding company subsidiary, primarily for Southern Company's investments in leveraged leases. Southern Nuclear operates and provides services to the Southern Company system's nuclear power plants, including the Company's Plant Hatch and Plant Vogtle.
The equity method is used for subsidiaries in which the Company has significant influence but does not control.
The Company is subject to regulation by the FERC and the Georgia PSC. The Company follows GAAP in the U.S. and complies with the accounting policies and practices prescribed by its regulatory commissions. The preparation of financial statements in conformity with GAAP requires the use of estimates, and the actual results may differ from those estimates. Certain prior years' data presented in the financial statements have been reclassified to conform to the current year presentation.
Recently Issued Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board issued ASC 606, Revenue from Contracts with Customers. ASC 606 revises the accounting for revenue recognition and is effective for fiscal years beginning after December 15, 2016. The Company continues to evaluate the requirements of ASC 606. The ultimate impact of the new standard has not yet been determined.
Affiliate Transactions
The Company has an agreement with SCS under which the following services are rendered to the Company at direct or allocated cost: general and design engineering, operations, purchasing, accounting, finance and treasury, tax, information technology, marketing, auditing, insurance and pension administration, human resources, systems and procedures, digital wireless communications, and other services with respect to business and operations, construction management, and power pool transactions. Costs for these services amounted to $555 million in 2014, $504 million in 2013, and $540 million in 2012. Cost allocation methodologies used by SCS prior to the repeal of the Public Utility Holding Company Act of 1935, as amended, were approved by the SEC. Subsequently, additional cost allocation methodologies have been reported to the FERC and management believes they are reasonable. The FERC permits services to be rendered at cost by system service companies.
The Company has an agreement with Southern Nuclear under which the following nuclear-related services are rendered to the Company at cost: general executive and advisory services, general operations, management and technical services, administrative services including procurement, accounting, employee relations, systems and procedures services, strategic planning and budgeting services, and other services with respect to business, operations, and construction management. Costs for these services amounted to $643 million in 2014, $555 million in 2013, and $574 million in 2012.
The Company has entered into several PPAs with Southern Power for capacity and energy. Expenses associated with these PPAs were $144 million, $136 million, and $147 million in 2014, 2013, and 2012, respectively. Additionally, the Company had $15 million of prepaid capacity expenses included in deferred charges and other assets in the balance sheets at December 31, 2014 and 2013. See Note 7 under "Fuel and Purchased Power Agreements" for additional information.
The Company has a joint ownership agreement with Gulf Power under which Gulf Power owns a 25% portion of Plant Scherer Unit 3. Under this agreement, the Company operates Plant Scherer Unit 3 and Gulf Power reimburses the Company for its 25% proportionate share of the related non-fuel expenses, which were $9 million in 2014, $10 million in 2013, and $7 million in 2012. See Note 4 for additional information.
The Company provides incidental services to and receives such services from other Southern Company subsidiaries which are generally minor in duration and amount. Except as described herein, the Company neither provided nor received any material services to or from affiliates in 2014, 2013, or 2012.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

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
Regulatory assets and (liabilities) reflected in the balance sheets at December 31 relate to:

	2014	2013	Note
	(in millions)
Retiree benefit plans	$1,325	$691	(a, j)
Deferred income tax charges	668	684	(b, j)
Deferred income tax charges — Medicare subsidy	34	38	(c)
Loss on reacquired debt	163	181	(d, j)
Asset retirement obligations	108	137	(b, j)
Fuel-hedging (realized and unrealized) losses	29	22	(e, j)
Vacation pay	91	88	(f, j)
Building lease	31	37	(g, j)
Cancelled construction projects	67	70	(h)
Remaining net book value of retired units	25	28	(i)
Storm damage reserves	98	37	(c)
Other regulatory assets	63	49	(c)
Other cost of removal obligations	(60)	(58)	(b)
Deferred income tax credits	(106)	(112)	(b, j)
Other regulatory liabilities	(7)	(6)	(e, j)
Total regulatory assets (liabilities), net	$2,529	$1,886
Note: The recovery and amortization periods for these regulatory assets and (liabilities) are as follows:

(a)	Recovered and amortized over the average remaining service period which may range up to 13 years. See Note 2 for additional information.

(b)
Asset retirement and other cost of removal obligations and deferred income tax assets are recovered, and deferred income tax liabilities are amortized over the related property lives, which may range up to 70 years. Asset retirement and removal liabilities will be settled and trued up following completion of the related activities. At December 31, 2014, other cost of removal obligations included $29 million that will be amortized over the remaining two-year period of January 2015 through December 2016 in accordance with the Company's 2013 ARP.

(c)	Recorded and recovered or amortized as approved by the Georgia PSC over periods generally not exceeding eight years.

(d)	Recovered over either the remaining life of the original issue or, if refinanced, over the remaining life of the new issue, which currently does not exceed 38 years.

(e)
Fuel-hedging assets and liabilities are recorded over the life of the underlying hedged purchase contracts, which generally do not exceed two years. Upon final settlement, actual costs incurred are recovered through the Company's fuel cost recovery mechanism.

(f)	Recorded as earned by employees and recovered as paid, generally within one year. This includes both vacation and banked holiday pay.

(g)	See Note 6 under "Capital Leases." Recovered over the remaining life of the building through 2020.

(h)
Costs associated with construction of environmental controls that will not be completed as a result of unit retirements are being amortized as approved by the Georgia PSC over periods not exceeding nine years or through 2022.

(i)	Amortized as approved by the Georgia PSC over periods not exceeding 10 years or through 2022.

(j)	Generally not earning a return as they are excluded from rate base or are offset in rate base by a corresponding asset or liability.
In the event that a portion of the Company's operations is no longer subject to applicable accounting rules for rate regulation, the Company would be required to write off to income or reclassify to accumulated OCI related regulatory assets and liabilities that are not specifically recoverable through regulated rates. In addition, the Company would be required to determine if any

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

impairment to other assets, including plant, exists and write down the assets, if impaired, to their fair values. All regulatory assets and liabilities are to be reflected in rates. See Note 3 under "Retail Regulatory Matters" for additional information.
Revenues
Wholesale capacity revenues from PPAs are recognized either on a levelized basis over the appropriate contract period or the amount billable under the contract terms. Energy and other revenues are recognized as services are provided. Unbilled revenues related to retail sales are accrued at the end of each fiscal period. Electric rates for the Company include provisions to adjust billings for fluctuations in fuel costs, the energy component of purchased power costs, and certain other costs. Revenues are adjusted for differences between the actual recoverable costs and amounts billed in current regulated rates.
The Company has a diversified base of customers. No single customer or industry comprises 10% or more of revenues. For all periods presented, uncollectible accounts averaged less than 1% of revenues.
Fuel Costs
Fuel costs are expensed as the fuel is used. Fuel expense generally includes fuel transportation costs and the cost of purchased emissions allowances as they are used. Fuel expense also includes the amortization of the cost of nuclear fuel. See Note 3 under "Retail Regulatory Matters – Nuclear Waste Fund Fee" for additional information.
Income and Other Taxes
The Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. Taxes that are collected from customers on behalf of governmental agencies to be remitted to these agencies are presented net on the statements of income.
Federal ITCs utilized are deferred and amortized to income as a credit to reduce depreciation over the average life of the related property. State ITCs are recognized in the period in which the credits are claimed on the state income tax return. A portion of the ITCs available to reduce income taxes payable was not utilized currently and will be carried forward and utilized in future years.
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
The Company's property, plant, and equipment in service consisted of the following at December 31:

	2014	2013
	(in millions)
Generation	$15,201	$14,872
Transmission	5,086	4,859
Distribution	8,913	8,620
General	1,855	1,753
Plant acquisition adjustment	28	28
Total plant in service	$31,083	$30,132
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
Depreciation and Amortization
Depreciation of the original cost of utility plant in service is provided primarily by using composite straight-line rates, which approximated 2.7% in 2014, 3.0% in 2013, and 2.9% in 2012. Depreciation studies are conducted periodically to update the

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

composite rates that are approved by the Georgia PSC and the FERC. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its original cost, together with the cost of removal, less salvage, is charged to accumulated depreciation. For other property dispositions, the applicable cost and accumulated depreciation are removed from the balance sheet accounts, and a gain or loss is recognized. Minor items of property included in the original cost of the plant are retired when the related property unit is retired.
In 2009, the Georgia PSC approved an accounting order allowing the Company to amortize a portion of its regulatory liability related to other cost of removal obligations. Under the terms of the Company's Alternate Rate Plan for the years 2011 through 2013 (2010 ARP), the Company amortized approximately $31 million annually of the remaining regulatory liability related to other cost of removal obligations over the three years ended December 31, 2013. Under the terms of the 2013 ARP, an additional $14 million is being amortized annually over the three years ending December 31, 2016.
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
The ARO liability relates to the decommissioning of the Company's nuclear facilities, which include the Company's ownership interests in Plant Hatch and Plant Vogtle Units 1 and 2, as well as various landfill sites, ash ponds, underground storage tanks, and asbestos removal. The Company also has identified retirement obligations related to certain transmission and distribution facilities, including the disposal of polychlorinated biphenyls in certain transformers; leasehold improvements; equipment on customer property; and property associated with the Company's rail lines and natural gas pipelines. However, liabilities for the removal of these assets have not been recorded because the settlement timing for the retirement obligations related to these assets is indeterminable and, therefore, the fair value of the retirement obligations cannot be reasonably estimated. A liability for these AROs will be recognized when sufficient information becomes available to support a reasonable estimation of the ARO. The Company will continue to recognize in the statements of income allowed removal costs in accordance with its regulatory treatment. Any differences between costs recognized in accordance with accounting standards related to asset retirement and environmental obligations and those reflected in rates are recognized as either a regulatory asset or liability in the balance sheets as ordered by the Georgia PSC. See "Nuclear Decommissioning" herein for additional information on amounts included in rates.
Details of the AROs included in the balance sheets are as follows:

	2014	2013
	(in millions)
Balance at beginning of year	$1,222	$1,105
Liabilities incurred	9	2
Liabilities settled	(12)	(13)
Accretion	53	55
Cash flow revisions	(17)	73
Balance at end of year	$1,255	$1,222
The 2014 decrease in cash flow revisions is primarily related to settled AROs for asbestos remediation. The 2013 increase in cash flow revisions is related to updated estimates for ash ponds in connection with the retirement of certain coal-fired generating units and revisions to the nuclear decommissioning AROs based on the latest decommissioning study.
On December 19, 2014, the EPA issued the Disposal of Coal Combustion Residuals from Electric Utilities final rule (CCR Rule), but has not yet published it in the Federal Register. The CCR Rule will regulate the disposal of CCR, including coal ash and gypsum, as non-hazardous solid waste in landfills and surface impoundments at active generating power plants. The ultimate impact of the CCR Rule cannot be determined at this time and will depend on the Company's ongoing review of the CCR Rule, the results of initial and ongoing minimum criteria assessments, and the outcome of legal challenges. The cost and timing of potential ash pond closure and ongoing monitoring activities that may be required in connection with the CCR Rule is also uncertain; however, the Company has developed a preliminary nominal dollar estimate of costs associated with closure and groundwater monitoring of ash ponds in place of approximately $390 million and ongoing post-closure care of approximately $62 million. The Company has previously recorded AROs associated with ash ponds of $500 million, or $458 million on a nominal dollar basis, based on existing state requirements. During 2015, the Company will record AROs for any incremental estimated

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

closure costs resulting from acceleration in the timing of any currently planned closures and for differences between existing state requirements and the requirements of the CCR Rule. The Company's results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates.
Nuclear Decommissioning
The NRC requires licensees of commercial nuclear power reactors to establish a plan for providing reasonable assurance of funds for future decommissioning. The Company has external trust funds (Funds) to comply with the NRC's regulations. Use of the Funds is restricted to nuclear decommissioning activities. The Funds are managed and invested in accordance with applicable requirements of various regulatory bodies, including the NRC, the FERC, and the Georgia PSC, as well as the IRS. While the Company is allowed to prescribe an overall investment policy to the Funds' managers, the Company and its affiliates are not allowed to engage in the day-to-day management of the Funds or to mandate individual investment decisions. Day-to-day management of the investments in the Funds is delegated to unrelated third party managers with oversight by the management of the Company. The Funds' managers are authorized, within certain investment guidelines, to actively buy and sell securities at their own discretion in order to maximize the return on the Funds' investments. The Funds are invested in a tax-efficient manner in a diversified mix of equity and fixed income securities and are reported as trading securities.
The Company records the investment securities held in the Funds at fair value, as disclosed in Note 10, as management believes that fair value best represents the nature of the Funds. Gains and losses, whether realized or unrealized, are recorded in the regulatory liability for AROs in the balance sheets and are not included in net income or OCI. Fair value adjustments and realized gains and losses are determined on a specific identification basis.
The Funds participate in a securities lending program through the managers of the Funds. Under this program, the Funds' investment securities are loaned to institutional investors for a fee. Securities loaned are fully collateralized by cash, letters of credit, and/or securities issued or guaranteed by the U.S. government or its agencies or instrumentalities. As of December 31, 2014 and 2013, approximately $51 million and $32 million, respectively, of the fair market value of the Funds' securities were on loan and pledged to creditors under the Funds' managers' securities lending program. The fair value of the collateral received was approximately $52 million and $33 million at December 31, 2014 and 2013, respectively, and can only be sold by the borrower upon the return of the loaned securities. The collateral received is treated as a non-cash item in the statements of cash flows.
At December 31, 2014, investment securities in the Funds totaled $789 million, consisting of equity securities of $303 million, debt securities of $475 million, and $11 million of other securities. At December 31, 2013, investment securities in the Funds totaled $751 million, consisting of equity securities of $330 million, debt securities of $397 million, and $24 million of other securities. These amounts include the investment securities pledged to creditors and collateral received, and exclude receivables related to investment income and pending investment sales, and payables related to pending investment purchases and the lending pool.
Sales of the securities held in the Funds resulted in cash proceeds of $669 million, $705 million, and $850 million in 2014, 2013, and 2012, respectively, all of which were reinvested. For 2014, fair value increases, including reinvested interest and dividends and excluding the Funds' expenses, were $44 million, of which an immaterial amount related to unrealized gains and losses on securities held in the Funds at December 31, 2014. For 2013, fair value increases, including reinvested interest and dividends and excluding the Funds' expenses, were $61 million, of which $34 million related to unrealized gains on securities held in the Funds at December 31, 2013. For 2012, fair value increases, including reinvested interest and dividends and excluding the Funds' expenses, were $67 million, of which $25 million related to unrealized losses on securities held in the Funds at December 31, 2012. While the investment securities held in the Funds are reported as trading securities, the Funds continue to be managed with a long-term focus. Accordingly, all purchases and sales within the Funds are presented separately in the statements of cash flows as investing cash flows, consistent with the nature of the securities and purpose for which the securities were acquired.
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

Site study cost is the estimate to decommission a specific facility as of the site study year. The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from these estimates because of changes in the assumed date of decommissioning, changes in NRC requirements, or changes in the assumptions used in making these estimates. The estimated costs of decommissioning are based on the most current study performed in 2012. The site study costs and external trust funds for decommissioning as of December 31, 2014 based on the Company's ownership interests were as follows:

	Plant Hatch	Plant Vogtle Units 1 and 2
Decommissioning periods:
Beginning year	2034	2047
Completion year	2068	2072
	(in millions)
Site study costs:
Radiated structures	$549	$453
Spent fuel management	131	115
Non-radiated structures	51	76
Total site study costs	$731	$644
External trust funds	$496	$293
For ratemaking purposes, the Company's decommissioning costs are based on the NRC generic estimate to decommission the radioactive portion of the facilities and the site study estimate for spent fuel management as of 2012. Under the 2013 ARP, the Georgia PSC approved annual decommissioning cost through 2016 for ratemaking of $4 million and $2 million for Plant Hatch and Plant Vogtle Units 1 and 2, respectively. Significant assumptions used to determine the costs for ratemaking include an estimated inflation rate of 2.4% and an estimated trust earnings rate of 4.4%. The Company expects the Georgia PSC to periodically review and adjust, if necessary, the amounts collected in rates for nuclear decommissioning costs.
Allowance for Funds Used During Construction
In accordance with regulatory treatment, the Company records AFUDC, which represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new regulated facilities. While cash is not realized currently from such allowance, AFUDC increases the revenue requirement and is recovered over the service life of the plant through a higher rate base and higher depreciation. The equity component of AFUDC is not included in calculating taxable income. For the years 2014, 2013, and 2012, the average AFUDC rates were 5.6%, 5.3%, and 6.8%, respectively, and AFUDC capitalized was $62 million, $44 million, and $75 million, respectively. AFUDC, net of income taxes, was 4.6%, 3.3%, and 5.7% of net income after dividends on preferred and preference stock for 2014, 2013, and 2012, respectively. See Note 3 under "Retail Regulatory Matters – Nuclear Construction" for additional information on the inclusion of construction costs related to Plant Vogtle Units 3 and 4 in rate base effective January 1, 2011.
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
Storm Damage Recovery
The Company defers and recovers certain costs related to damages from major storms as mandated by the Georgia PSC. Beginning January 1, 2014, the Company is accruing $30 million annually under the 2013 ARP that is recoverable through base rates. As of December 31, 2014 and December 31, 2013, the balance in the regulatory asset related to storm damage was $98 million and $37 million, respectively, with approximately $30 million included in other regulatory assets, current for both years and approximately $68 million and $7 million included in other regulatory assets, deferred, respectively. The Company expects

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

the Georgia PSC to periodically review and adjust, if necessary, the amounts collected in rates for storm damage costs. As a result of the regulatory treatment, costs related to storms are generally not expected to have a material impact on the Company's financial statements.
Environmental Remediation Recovery
The Company maintains a reserve for environmental remediation as mandated by the Georgia PSC. In December 2013, the Georgia PSC approved the 2013 ARP including the recovery of approximately $2 million annually through the environmental compliance cost recovery (ECCR) tariff from 2014 through 2016. The Company recovered approximately $3 million annually through the ECCR tariff from 2011 through 2013 under the 2010 ARP. The Company recognizes a liability for environmental remediation costs only when it determines a loss is probable and reduces the reserve as expenditures are incurred. Any difference between the liabilities accrued and cost recovered through rates is deferred as a regulatory asset or liability. The annual recovery amount is expected to be reviewed by the Georgia PSC and adjusted in future regulatory proceedings. As a result of this regulatory treatment, environmental remediation liabilities generally are not expected to have a material impact on the Company's financial statements. As of December 31, 2014, the balance of the environmental remediation liability was $22 million, with approximately $2 million included in other regulatory assets, current and approximately $14 million included as other regulatory assets, deferred. See Note 3 under "Environmental Matters – Environmental Remediation" for additional information.
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
Fuel Inventory
Fuel inventory includes the average cost of coal, natural gas, and oil, as well as transportation and emissions allowances. Fuel is charged to inventory when purchased and then expensed, at weighted average cost, as used and recovered by the Company through fuel cost recovery rates approved by the Georgia PSC. Emissions allowances granted by the EPA are included in inventory at zero cost.
Financial Instruments
The Company uses derivative financial instruments to limit exposure to fluctuations in interest rates, the prices of certain fuel purchases, and electricity purchases and sales. All derivative financial instruments are recognized as either assets or liabilities (included in "Other" or shown separately as "Risk Management Activities") and are measured at fair value. See Note 10 for additional information regarding fair value. Substantially all of the Company's bulk energy purchases and sales contracts that meet the definition of a derivative are excluded from fair value accounting requirements because they qualify for the "normal" scope exception, and are accounted for under the accrual method. Derivative contracts that qualify as cash flow hedges of anticipated transactions or are recoverable through the Georgia PSC-approved fuel-hedging program result in the deferral of related gains and losses in OCI or regulatory assets and liabilities, respectively, until the hedged transactions occur. Any ineffectiveness arising from cash flow hedges is recognized currently in net income. Other derivative contracts that qualify as fair value hedges are marked to market through current period income and are recorded on a net basis in the statements of income. See Note 11 for additional information regarding derivatives.
The Company does not offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement. Additionally, the Company had no outstanding collateral repayment obligations or rights to reclaim collateral arising from derivative instruments recognized at December 31, 2014.
The Company is exposed to losses related to financial instruments in the event of counterparties' nonperformance. The Company has established controls to determine and monitor the creditworthiness of counterparties in order to mitigate the Company's exposure to counterparty credit risk.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

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
2. RETIREMENT BENEFITS
The Company has a defined benefit, trusteed, pension plan covering substantially all employees. This qualified pension plan is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA). In December 2014, the Company voluntarily contributed $150 million to the qualified pension plan. No mandatory contributions to the qualified pension plan are anticipated for the year ending December 31, 2015. The Company also provides certain defined benefit pension plans for a selected group of management and highly compensated employees. Benefits under these non-qualified pension plans are funded on a cash basis. In addition, the Company provides certain medical care and life insurance benefits for retired employees through other postretirement benefit plans. The Company funds its other postretirement trusts to the extent required by the Georgia PSC and the FERC. For the year ending December 31, 2015, other postretirement trust contributions are expected to total approximately $17 million.
Actuarial Assumptions
The weighted average rates assumed in the actuarial calculations used to determine both the benefit obligations as of the measurement date and the net periodic costs for the pension and other postretirement benefit plans for the following year are presented below. Net periodic benefit costs were calculated in 2011 for the 2012 plan year using discount rates for the pension plans and the other postretirement benefit plans of 4.98% and 4.87%, respectively, and an annual salary increase of 3.84%.

	2014	2013	2012
Discount rate:
Pension plans	4.18%	5.02%	4.27%
Other postretirement benefit plans	4.03	4.85	4.04
Annual salary increase	3.59	3.59	3.59
Long-term return on plan assets:
Pension plans	8.20	8.20	8.20
Other postretirement benefit plans	6.75	6.74	7.24
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
For purposes of its December 31, 2014 measurement date, the Company adopted new mortality tables for its pension plans and retiree life and medical plans, which reflect increased life expectancies in the U.S. The adoption of new mortality tables increased the projected benefit obligations for the Company's pension plans and other postretirement benefit plans by approximately $226 million and $46 million, respectively.
An additional assumption used in measuring the accumulated other postretirement benefit obligations (APBO) was a weighted average medical care cost trend rate. The weighted average medical care cost trend rates used in measuring the APBO as of December 31, 2014 were as follows:

	Initial Cost Trend Rate	Ultimate Cost Trend Rate	Year That Ultimate Rate is Reached
Pre-65	9.00%	4.50%	2024
Post-65 medical	6.00	4.50	2024
Post-65 prescription	6.75	4.50	2024

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

An annual increase or decrease in the assumed medical care cost trend rate of 1% would affect the APBO and the service and interest cost components at December 31, 2014 as follows:

	1 Percent Increase	1 Percent Decrease
	(in millions)
Benefit obligation	$69	$(58)
Service and interest costs	3	(2)
Pension Plans
The total accumulated benefit obligation for the pension plans was $3.5 billion at December 31, 2014 and $2.9 billion at December 31, 2013. Changes in the projected benefit obligations and the fair value of plan assets during the plan years ended December 31, 2014 and 2013 were as follows:

	2014	2013
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$3,116	$3,312
Service cost	62	69
Interest cost	153	138
Benefits paid	(149)	(141)
Actuarial (gain) loss	599	(262)
Balance at end of year	3,781	3,116
Change in plan assets
Fair value of plan assets at beginning of year	3,085	2,827
Actual return on plan assets	285	387
Employer contributions	162	12
Benefits paid	(149)	(141)
Fair value of plan assets at end of year	3,383	3,085
Accrued liability	$(398)	$(31)
At December 31, 2014, the projected benefit obligations for the qualified and non-qualified pension plans were $3.6 billion and $165 million, respectively. All pension plan assets are related to the qualified pension plan.
Amounts recognized in the balance sheets at December 31, 2014 and 2013 related to the Company's pension plans consist of the following:

	2014	2013
	(in millions)
Prepaid pension costs	$—	$118
Other regulatory assets, deferred	1,102	610
Current liabilities, other	(12)	(12)
Employee benefit obligations	(386)	(137)

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

Presented below are the amounts included in regulatory assets at December 31, 2014 and 2013 related to the defined benefit pension plans that had not yet been recognized in net periodic pension cost along with the estimated amortization of such amounts for 2015.

	2014	2013	Estimated Amortization in 2015
	(in millions)
Prior service cost	$17	$26	$9
Net (gain) loss	1,085	584	76
Regulatory assets	$1,102	$610
The changes in the balance of regulatory assets related to the defined benefit pension plans for the years ended December 31, 2014 and 2013 are presented in the following table:

	2014	2013
	(in millions)
Regulatory assets:
Beginning balance	$610	$1,132
Net (gain) loss	543	(438)
Reclassification adjustments:
Amortization of prior service costs	(10)	(10)
Amortization of net gain (loss)	(41)	(74)
Total reclassification adjustments	(51)	(84)
Total change	492	(522)
Ending balance	$1,102	$610
Components of net periodic pension cost were as follows:

	2014	2013	2012
	(in millions)
Service cost	$62	$69	$60
Interest cost	153	138	141
Expected return on plan assets	(228)	(212)	(221)
Recognized net loss	41	74	33
Net amortization	10	10	12
Net periodic pension cost	$38	$79	$25
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

Future benefit payments reflect expected future service and are estimated based on assumptions used to measure the projected benefit obligation for the pension plans. At December 31, 2014, estimated benefit payments were as follows:

Benefit Payments
(in millions)
2015	$199
2016	169
2017	177
2018	183
2019	190
2020 to 2024	1,042
Other Postretirement Benefits
Changes in the APBO and in the fair value of plan assets during the plan years ended December 31, 2014 and 2013 were as follows:

	2014	2013
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$723	$800
Service cost	6	7
Interest cost	34	31
Benefits paid	(44)	(45)
Actuarial (gain) loss	142	(73)
Retiree drug subsidy	3	3
Balance at end of year	864	723
Change in plan assets
Fair value of plan assets at beginning of year	407	382
Actual return on plan assets	21	56
Employer contributions	8	11
Benefits paid	(41)	(42)
Fair value of plan assets at end of year	395	407
Accrued liability	$(469)	$(316)
Amounts recognized in the balance sheets at December 31, 2014 and 2013 related to the Company's other postretirement benefit plans consist of the following:

	2014	2013
	(in millions)
Other regulatory assets, deferred	$213	$69
Employee benefit obligations	(469)	(316)

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

Presented below are the amounts included in regulatory assets at December 31, 2014 and 2013 related to the other postretirement benefit plans that had not yet been recognized in net periodic other postretirement benefit cost along with the estimated amortization of such amounts for 2015.

	2014	2013	Estimated Amortization in 2015
	(in millions)
Prior service cost	$(5)	$(4)	$—
Net (gain) loss	218	73	11
Regulatory assets	$213	$69
The changes in the balance of regulatory assets related to the other postretirement benefit plans for the plan years ended December 31, 2014 and 2013 are presented in the following table:

	2014	2013
	(in millions)
Regulatory assets:
Beginning balance	$69	$187
Net (gain) loss	146	(106)
Reclassification adjustments:
Amortization of transition obligation	—	(4)
Amortization of net gain (loss)	(2)	(8)
Total reclassification adjustments	(2)	(12)
Total change	144	(118)
Ending balance	$213	$69
Components of the other postretirement benefit plans' net periodic cost were as follows:

	2014	2013	2012
	(in millions)
Service cost	$6	$7	$7
Interest cost	34	31	37
Expected return on plan assets	(25)	(24)	(29)
Net amortization	2	12	10
Net periodic postretirement benefit cost	$17	$26	$25
Future benefit payments, including prescription drug benefits, reflect expected future service and are estimated based on assumptions used to measure the APBO for the other postretirement benefit plans. Estimated benefit payments are reduced by drug subsidy receipts expected as a result of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 as follows:

	Benefit Payments	Subsidy Receipts	Total
	(in millions)
2015	$53	$(4)	$49
2016	56	(5)	51
2017	57	(5)	52
2018	59	(6)	53
2019	59	(6)	53
2020 to 2024	289	(32)	257

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

Benefit Plan Assets
Pension plan and other postretirement benefit plan assets are managed and invested in accordance with all applicable requirements, including ERISA and the Internal Revenue Code of 1986, as amended. The Company's investment policies for both the pension plan and the other postretirement benefit plans cover a diversified mix of assets, including equity and fixed income securities, real estate, and private equity. Derivative instruments are used primarily to gain efficient exposure to the various asset classes and as hedging tools. The Company minimizes the risk of large losses primarily through diversification but also monitors and manages other aspects of risk.
The composition of the Company's pension plan and other postretirement benefit plan assets as of December 31, 2014 and 2013, along with the targeted mix of assets for each plan, is presented below:

	Target	2014	2013
Pension plan assets:
Domestic equity	26%	30%	31%
International equity	25	23	25
Fixed income	23	27	23
Special situations	3	1	1
Real estate investments	14	14	14
Private equity	9	5	6
Total	100%	100%	100%
Other postretirement benefit plan assets:
Domestic equity	40%	38%	36%
International equity	21	26	30
Domestic fixed income	24	24	21
Global fixed income	8	7	8
Special situations	1	—	—
Real estate investments	4	4	3
Private equity	2	1	2
Total	100%	100%	100%
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

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

Benefit Plan Asset Fair Values
Following are the fair value measurements for the pension plan and the other postretirement benefit plan assets as of December 31, 2014 and 2013. The fair values presented are prepared in accordance with GAAP. For purposes of determining the fair value of the pension plan and other postretirement benefit plan assets and the appropriate level designation, management relies on information provided by the plan's trustee. This information is reviewed and evaluated by management with changes made to the trustee information as appropriate.
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

The fair values of pension plan assets as of December 31, 2014 and 2013 are presented below. These fair value measurements exclude cash, receivables related to investment income, pending investments sales, and payables related to pending investment purchases. Assets that are considered special situations investments, primarily real estate investments and private equities, are presented in the tables below based on the nature of the investment.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2014:	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Assets:
Domestic equity*	$595	$246	$—	$841
International equity*	373	344	—	717
Fixed income:
U.S. Treasury, government, and agency bonds	—	244	—	244
Mortgage- and asset-backed securities	—	66	—	66
Corporate bonds	—	398	—	398
Pooled funds	—	179	—	179
Cash equivalents and other	1	230	—	231
Real estate investments	102	—	391	493
Private equity	—	—	199	199
Total	$1,071	$1,707	$590	$3,368
Liabilities:
Derivatives	$(1)	$—	$—	$(1)
Total	$1,070	$1,707	$590	$3,367

*
Level 1 securities consist of actively traded stocks while Level 2 securities consist of pooled funds. Management believes that the portfolio is well-diversified with no significant concentrations of risk.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2013:	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Assets:
Domestic equity*	$506	$296	$—	$802
International equity*	389	359	—	748
Fixed income:
U.S. Treasury, government, and agency bonds	—	212	—	212
Mortgage- and asset-backed securities	—	55	—	55
Corporate bonds	—	346	—	346
Pooled funds	—	166	—	166
Cash equivalents and other	—	79	—	79
Real estate investments	92	—	353	445
Private equity	—	—	202	202
Total	$987	$1,513	$555	$3,055
Liabilities:
Derivatives	$—	$(1)	$—	$(1)
Total	$987	$1,512	$555	$3,054

*
Level 1 securities consist of actively traded stocks while Level 2 securities consist of pooled funds. Management believes that the portfolio is well-diversified with no significant concentrations of risk.

Changes in the fair value measurement of the Level 3 items in the pension plan assets valued using significant unobservable inputs for the years ended December 31, 2014 and 2013 were as follows:

	2014		2013
	Real Estate Investments	Private Equity	Real Estate Investments	Private Equity
	(in millions)
Beginning balance	$353	$202	$299	$211
Actual return on investments:
Related to investments held at year end	23	15	25	3
Related to investments sold during the year	12	(6)	10	17
Total return on investments	35	9	35	20
Purchases, sales, and settlements	3	(12)	19	(29)
Ending balance	$391	$199	$353	$202

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

The fair values of other postretirement benefit plan assets as of December 31, 2014 and 2013 are presented below. These fair value measurements exclude cash, receivables related to investment income, pending investments sales, and payables related to pending investment purchases. Assets that are considered special situations investments, primarily real estate investments and private equities, are presented in the tables below based on the nature of the investment.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2014:	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Assets:
Domestic equity*	$53	$40	$—	$93
International equity*	11	45	—	56
Fixed income:
U.S. Treasury, government, and agency bonds	—	7	—	7
Mortgage- and asset-backed securities	—	2	—	2
Corporate bonds	—	12	—	12
Pooled funds	—	29	—	29
Cash equivalents and other	8	11	—	19
Trust-owned life insurance	—	162	—	162
Real estate investments	3	—	12	15
Private equity	—	—	6	6
Total	$75	$308	$18	$401

*
Level 1 securities consist of actively traded stocks while Level 2 securities consist of pooled funds. Management believes that the portfolio is well-diversified with no significant concentrations of risk.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

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

Changes in the fair value measurement of the Level 3 items in the other postretirement benefit plan assets valued using significant unobservable inputs for the years ended December 31, 2014 and 2013 were as follows:

	2014		2013
	Real Estate Investments	Private Equity	Real Estate Investments	Private Equity
	(in millions)
Beginning balance	$11	$6	$10	$7
Actual return on investments:
Related to investments held at year end	1	—	1	—
Related to investments sold during the year	—	—	—	—
Total return on investments	1	—	1	—
Purchases, sales, and settlements	—	—	—	(1)
Ending balance	$12	$6	$11	$6
Employee Savings Plan
The Company also sponsors a 401(k) defined contribution plan covering substantially all employees. The Company provides an 85% matching contribution on up to 6% of an employee's base salary. Total matching contributions made to the plan for 2014, 2013, and 2012 were $25 million, $24 million, and $24 million, respectively.
3. CONTINGENCIES AND REGULATORY MATTERS
General Litigation Matters
The Company is subject to certain claims and legal actions arising in the ordinary course of business. In addition, the Company's business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as air quality and water standards, has occurred throughout the U.S. This litigation has included claims for damages alleged to have

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters. The ultimate outcome of such pending or potential litigation against the Company cannot be predicted at this time; however, for current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on the Company's financial statements.
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
The ultimate outcome of these matters will depend upon the success of defenses asserted, the ultimate number of PRPs participating in the cleanup, and numerous other factors and cannot be determined at this time; however, as a result of the Company's regulatory treatment for environmental remediation expenses described in Note 1 under "Environmental Remediation Recovery," these matters are not expected to have a material impact on the Company's financial statements.
Nuclear Fuel Disposal Costs
Acting through the DOE and pursuant to the Nuclear Waste Policy Act of 1982, the U.S. government entered into contracts with the Company that require the DOE to dispose of spent nuclear fuel and high level radioactive waste generated at Plant Hatch and Plant Vogtle Units 1 and 2 beginning no later than January 31, 1998. The DOE has yet to commence the performance of its

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

contractual and statutory obligation to dispose of spent nuclear fuel. Consequently, the Company pursued and continues to pursue legal remedies against the U.S. government for its partial breach of contract.
As a result of its first lawsuit, the Company recovered approximately $27 million, based on its ownership interests, representing the vast majority of the Company's direct costs of the expansion of spent nuclear fuel storage facilities at Plant Hatch and Plant Vogtle Units 1 and 2 from 1998 through 2004. The proceeds were received in 2012 and credited to the Company accounts where the original costs were charged and were used to reduce rate base, fuel, and cost of service for the benefit of customers.
On December 12, 2014, the Court of Federal Claims entered a judgment in favor of the Company in its second spent nuclear fuel lawsuit seeking damages for the period from January 1, 2005 through December 31, 2010. The Company was awarded approximately $18 million, based on its ownership interests. No amounts have been recognized in the financial statements as of December 31, 2014. The final outcome of this matter cannot be determined at this time; however, no material impact on the Company's net income is expected.
On March 4, 2014, the Company filed additional lawsuits against the U.S. government for the costs of continuing to store spent nuclear fuel at Plant Hatch and Plant Vogtle Units 1 and 2 for the period from January 1, 2011 through December 31, 2013. Damages will continue to accumulate until the issue is resolved or storage is provided. No amounts have been recognized in the financial statements as of December 31, 2014 for any potential recoveries from the additional lawsuits. The final outcome of these matters cannot be determined at this time; however, no material impact on the Company's net income is expected as a significant portion of any damage amounts collected from the government is expected to be credited to the Company accounts where the original costs were charged and used to reduce rate base, fuel, and cost of service for the benefit of customers.
On-site dry spent fuel storage facilities are operational at Plant Vogtle Units 1 and 2 and Plant Hatch. Facilities at the plants can be expanded to accommodate spent fuel through the expected life of each plant.
Retail Regulatory Matters
Rate Plans
In December 2013, the Georgia PSC voted to approve the 2013 ARP. The 2013 ARP reflects the settlement agreement among the Company, the Georgia PSC's Public Interest Advocacy Staff, and 11 of the 13 intervenors, which was filed with the Georgia PSC in November 2013.
On January 1, 2014, in accordance with the 2013 ARP, the Company increased its tariffs as follows: (1) traditional base tariff rates by approximately $80 million; (2) ECCR tariff by approximately $25 million; (3) Demand-Side Management (DSM) tariffs by approximately $1 million; and (4) Municipal Franchise Fee (MFF) tariff by approximately $4 million, for a total increase in base revenues of approximately $110 million.
On February 19, 2015, in accordance with the 2013 ARP, the Georgia PSC approved adjustments to traditional base, ECCR, DSM, and MFF tariffs effective January 1, 2015 as follows:

•	Traditional base tariffs by approximately $107 million to cover additional capacity costs;

•	ECCR tariff by approximately $23 million;

•	DSM tariffs by approximately $3 million; and

•	MFF tariff by approximately $3 million to reflect the adjustments above.
The sum of these adjustments resulted in a base revenue increase of approximately $136 million in 2015.
The 2016 base rate increase, which was approved in the 2013 ARP, will be determined through a compliance filing expected to be filed in late 2015, and will be subject to review by the Georgia PSC.
Under the 2013 ARP, the Company's retail ROE is set at 10.95% and earnings are evaluated against a retail ROE range of 10.00% to 12.00%. Two-thirds of any earnings above 12.00% will be directly refunded to customers, with the remaining one-third retained by the Company. There will be no recovery of any earnings shortfall below 10.00% on an actual basis. However, if at any time during the term of the 2013 ARP, the Company projects that its retail earnings will be below 10.00% for any calendar year, it may petition the Georgia PSC for implementation of the Interim Cost Recovery (ICR) tariff that would be used to adjust the Company's earnings back to a 10.00% retail ROE. The Georgia PSC would have 90 days to rule on the Company's request. The ICR tariff will expire at the earlier of January 1, 2017 or the end of the calendar year in which the ICR tariff becomes effective. In lieu of requesting implementation of an ICR tariff, or if the Georgia PSC chooses not to implement the ICR tariff, the Company may file a full rate case. In 2014, the Company's retail ROE exceeded 12.00%, and the Company expects to refund to retail customers approximately $13 million in 2015, subject to review and approval by the Georgia PSC.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

Except as provided above, the Company will not file for a general base rate increase while the 2013 ARP is in effect. The Company is required to file a general rate case by July 1, 2016, in response to which the Georgia PSC would be expected to determine whether the 2013 ARP should be continued, modified, or discontinued.
Integrated Resource Plans
In July 2013, the Georgia PSC approved the Company's latest triennial Integrated Resource Plan (2013 IRP) including the Company's request to decertify 16 coal- and oil-fired units totaling 2,093 MWs. Several factors, including the cost to comply with existing and future environmental regulations, recent and forecasted economic conditions, and lower natural gas prices, contributed to the decision to close these units.
Plant Branch Units 3 and 4 (1,016 MWs), Plant Yates Units 1 through 5 (579 MWs), and Plant McManus Units 1 and 2 (122 MWs) will be decertified and retired by April 16, 2015, the compliance date of the Mercury and Air Toxics Standards (MATS) rule. The decertification date of Plant Branch Unit 1 (250 MWs) was extended from December 31, 2013 as specified in the final order in the 2011 Integrated Resource Plan Update (2011 IRP Update) to coincide with the decertification date of Plant Branch Units 3 and 4. The decertification and retirement of Plant Kraft Units 1 through 4 (316 MWs) were also approved and will be effective by April 16, 2016, based on a one-year extension of the MATS rule compliance date that was approved by the State of Georgia Environmental Protection Division in September 2013 to allow for necessary transmission system reliability improvements. In July 2013, the Georgia PSC approved the switch to natural gas as the primary fuel for Plant Yates Units 6 and 7. In September 2013, Plant Branch Unit 2 (319 MWs) was retired as approved by the Georgia PSC in the 2011 IRP Update in order to comply with the State of Georgia's Multi-Pollutant Rule.
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
On July 1, 2014, the Georgia PSC approved the Company's request to cancel the proposed biomass fuel conversion of Plant Mitchell Unit 3 (155 MWs) because it would not be cost effective for customers. The Company expects to request decertification of Plant Mitchell Unit 3 in connection with the triennial Integrated Resource Plan to be filed in 2016. The Company plans to continue to operate the unit as needed until the MATS rule becomes effective in April 2015.
The decertification of these units and fuel conversions are not expected to have a material impact on the Company's financial statements; however, the ultimate outcome depends on the Georgia PSC's order in the 2016 Rate Case and future fuel cases and cannot be determined at this time.
Fuel Cost Recovery
The Company has established fuel cost recovery rates approved by the Georgia PSC. The Georgia PSC approved a reduction in the Company's total annual billings of approximately $567 million effective June 1, 2012, with an additional $122 million reduction effective January 1, 2013 through June 1, 2014. Under an Interim Fuel Rider, the Company continues to be allowed to adjust its fuel cost recovery rates prior to the next fuel case if the under or over recovered fuel balance exceeds $200 million. The Company's fuel cost recovery includes costs associated with a natural gas hedging program as revised and approved by the Georgia PSC in February 2013, requiring it to use options and hedges within a 24-month time horizon. See Note 11 under "Energy-Related Derivatives" for additional information. On January 20, 2015, the Georgia PSC approved the deferral of the Company's next fuel case filing until at least June 30, 2015.
The Company's under recovered fuel balance totaled approximately $199 million at December 31, 2014 and is included in current assets and other deferred charges and assets. At December 31, 2013, the Company's over recovered fuel balance totaled approximately $58 million and was included in current liabilities and other deferred credits and liabilities.
Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes in the billing factor will not have a significant effect on the Company's revenues or net income, but will affect cash flow.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

Nuclear Construction
In 2008, the Company, acting for itself and as agent for Oglethorpe Power Corporation (OPC), the Municipal Electric Authority of Georgia (MEAG Power), and the City of Dalton, Georgia (Dalton), acting by and through its Board of Water, Light, and Sinking Fund Commissioners (collectively, Vogtle Owners), entered into an agreement with a consortium consisting of Westinghouse Electric Company LLC (Westinghouse) and Stone & Webster, Inc., a subsidiary of The Shaw Group Inc., which was acquired by Chicago Bridge & Iron Company N.V. (CB&I) (collectively, Contractor), pursuant to which the Contractor agreed to design, engineer, procure, construct, and test two AP1000 nuclear units (with electric generating capacity of approximately 1,100 MWs each) and related facilities at Plant Vogtle (Vogtle 3 and 4 Agreement). Under the terms of the Vogtle 3 and 4 Agreement, the Vogtle Owners agreed to pay a purchase price that is subject to certain price escalations and adjustments, including fixed escalation amounts and index-based adjustments, as well as adjustments for change orders, and performance bonuses for early completion and unit performance. The Vogtle 3 and 4 Agreement also provides for liquidated damages upon the Contractor's failure to fulfill the schedule and performance guarantees. The Contractor's liability to the Vogtle Owners for schedule and performance liquidated damages and warranty claims is subject to a cap. In addition, the Vogtle 3 and 4 Agreement provides for limited cost sharing by the Vogtle Owners for Contractor costs under certain conditions (which have not occurred), with maximum additional capital costs under this provision attributable to the Company (based on the Company's ownership interest) of approximately $114 million. Each Vogtle Owner is severally (and not jointly) liable for its proportionate share, based on its ownership interest, of all amounts owed to the Contractor under the Vogtle 3 and 4 Agreement. The Company's proportionate share is 45.7%.
Certain payment obligations of Westinghouse and Stone & Webster, Inc. under the Vogtle 3 and 4 Agreement are guaranteed by Toshiba Corporation and CB&I's The Shaw Group Inc., respectively. In the event of certain credit rating downgrades of any Vogtle Owner, such Vogtle Owner will be required to provide a letter of credit or other credit enhancement. The Vogtle Owners may terminate the Vogtle 3 and 4 Agreement at any time for their convenience, provided that the Vogtle Owners will be required to pay certain termination costs. The Contractor may terminate the Vogtle 3 and 4 Agreement under certain circumstances, including certain Vogtle Owner suspension or delays of work, action by a governmental authority to permanently stop work, certain breaches of the Vogtle 3 and 4 Agreement by the Vogtle Owners, Vogtle Owner insolvency, and certain other events.
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
In 2009, the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows the Company to recover financing costs for nuclear construction projects certified by the Georgia PSC. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff by including the related CWIP accounts in rate base during the construction period. The Georgia PSC approved increases to the NCCR tariff of approximately $223 million, $35 million, $50 million, and $60 million, effective January 1, 2011, 2012, 2013, and 2014, respectively. On December 16, 2014, the Georgia PSC approved an increase to the NCCR tariff of approximately $27 million effective January 1, 2015.
In 2012, the Vogtle Owners and the Contractor began negotiations regarding the costs associated with design changes to the DCD and the delays in the timing of approval of the DCD and issuance of the COLs, including the assertion by the Contractor that the Vogtle Owners are responsible for these costs under the terms of the Vogtle 3 and 4 Agreement. Also in 2012, the Company and the other Vogtle Owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia seeking a declaratory judgment that the Vogtle Owners are not responsible for these costs. In 2012, the Contractor also filed suit against the Company and the other Vogtle Owners in the U.S. District Court for the District of Columbia alleging the Vogtle Owners are responsible for these costs. In August 2013, the U.S. District Court for the District of Columbia dismissed the Contractor's suit, ruling that the proper venue is the U.S. District Court for the Southern District of Georgia. The Contractor appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit in September 2013. The portion of additional costs claimed by the Contractor in its initial complaint that would be attributable to the Company (based on the Company's ownership interest) is approximately $425 million (in 2008 dollars). The Contractor also asserted it is entitled to extensions of the guaranteed substantial completion dates of April 2016 and April 2017 for Plant Vogtle Units 3 and 4, respectively. On May 22, 2014, the Contractor filed an amended counterclaim to the suit pending in the U.S. District Court for the Southern District of Georgia alleging that (i) the design changes to the DCD imposed by the NRC delayed module production and the impacts to the Contractor are recoverable by the Contractor under the Vogtle 3 and 4 Agreement and (ii) the changes to the basemat rebar design

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

required by the NRC caused additional costs and delays recoverable by the Contractor under the Vogtle 3 and 4 Agreement. The Contractor did not specify in its amended counterclaim the amounts relating to these new allegations; however, the Contractor has subsequently asserted related minimum damages (based on the Company's ownership interest) of $113 million. The Contractor may from time to time continue to assert that it is entitled to additional payments with respect to these allegations, any of which could be substantial. The Company has not agreed to the proposed cost or to any changes to the guaranteed substantial completion dates or that the Vogtle Owners have any responsibility for costs related to these issues. Litigation is ongoing and the Company intends to vigorously defend the positions of the Vogtle Owners. The Company also expects negotiations with the Contractor to continue with respect to cost and schedule during which negotiations the parties may reach a mutually acceptable compromise of their positions.
The Company is required to file semi-annual Vogtle Construction Monitoring (VCM) reports with the Georgia PSC by February 28 and August 31 each year. If the projected certified construction capital costs to be borne by the Company increase by 5% or the projected in-service dates are significantly extended, the Company is required to seek an amendment to the Plant Vogtle Units 3 and 4 certificate from the Georgia PSC. The Company's eighth VCM report filed in February 2013 requested an amendment to the certificate to increase the estimated in-service capital cost of Plant Vogtle Units 3 and 4 from $4.4 billion to $4.8 billion and to extend the estimated in-service dates to the fourth quarter 2017 and the fourth quarter 2018 for Plant Vogtle Units 3 and 4, respectively.
In September 2013, the Georgia PSC approved a stipulation (2013 Stipulation) entered into by the Company and the Georgia PSC staff to waive the requirement to amend the Plant Vogtle Units 3 and 4 certificate, until the completion of Plant Vogtle Unit 3, or earlier if deemed appropriate by the Georgia PSC and the Company. In accordance with the Georgia Integrated Resource Planning Act, any costs incurred by the Company in excess of the certified amount will be included in rate base, provided the Company shows the costs to be reasonable and prudent. In addition, financing costs on any construction-related costs in excess of the certified amount likely would be subject to recovery through AFUDC instead of the NCCR tariff.
The Georgia PSC has approved eleven VCM reports covering the periods through June 30, 2014, including construction capital costs incurred, which through that date totaled $2.8 billion.
On January 29, 2015, the Company announced that it was notified by the Contractor of the Contractor's revised forecast for completion of Plant Vogtle Units 3 and 4, which would incrementally delay the previously disclosed estimated in-service dates by 18 months (from the fourth quarter of 2017 to the second quarter of 2019 for Unit 3 and from the fourth quarter of 2018 to the second quarter of 2020 for Unit 4). The Company has not agreed to any changes to the guaranteed substantial completion dates of April 2016 and April 2017 for Plant Vogtle Units 3 and 4, respectively. The Company does not believe that the Contractor's revised forecast reflects all efforts that may be possible to mitigate the Contractor's delay.
In addition, the Company believes that, pursuant to the Vogtle 3 and 4 Agreement, the Contractor is responsible for the Contractor's costs related to the Contractor's delay (including any related construction and mitigation costs, which could be material) and that the Vogtle Owners are entitled to recover liquidated damages for the Contractor's delay beyond the guaranteed substantial completion dates of April 2016 and April 2017 for Plant Vogtle Units 3 and 4, respectively. Consistent with the Contractor's position in the pending litigation described above, the Company expects the Contractor to contest any claims for liquidated damages and to assert that the Vogtle Owners are responsible for additional costs related to the Contractor's delay.
On February 27, 2015, the Company filed its twelfth VCM report with the Georgia PSC covering the period from July 1 through December 31, 2014, which requests approval for an additional $0.2 billion of construction capital costs incurred during that period and reflects the Contractor's revised forecast for completion of Plant Vogtle Units 3 and 4 as well as additional estimated owner-related costs of approximately $10 million per month expected to result from the Contractor's proposed 18-month delay, including property taxes, oversight costs, compliance costs, and other operational readiness costs. No Contractor costs related to the Contractor's proposed 18-month delay are included in the twelfth VCM report. Additionally, while the Company has not agreed to any change to the guaranteed substantial completion dates, the twelfth VCM report includes a requested amendment to the Plant Vogtle Units 3 and 4 certificate to reflect the Contractor's revised forecast, to include the estimated owner's costs associated with the proposed 18-month Contractor delay, and to increase the estimated total in-service capital cost of Plant Vogtle Units 3 and 4 to $5.0 billion.
The Company will continue to incur financing costs of approximately $30 million per month until Plant Vogtle Units 3 and 4 are placed in service. The twelfth VCM report estimates total associated financing costs during the construction period to be approximately $2.5 billion.
Processes are in place that are designed to assure compliance with the requirements specified in the DCD and the COLs, including inspections by Southern Nuclear and the NRC that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the NRC. Various design and

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

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
As construction continues, the risk remains that ongoing challenges with Contractor performance including additional challenges in its fabrication, assembly, delivery, and installation of the shield building and structural modules, delays in the receipt of the remaining permits necessary for the operation of Plant Vogtle Units 3 and 4, or other issues could arise and may further impact project schedule and cost. In addition, the IRS allocated production tax credits to each of Plant Vogtle Units 3 and 4, which require the applicable unit to be placed in service before 2021.
Additional claims by the Contractor or the Company (on behalf of the Vogtle Owners) are also likely to arise throughout construction. These claims may be resolved through formal and informal dispute resolution procedures under the Vogtle 3 and 4 Agreement, but also may be resolved through litigation.
The ultimate outcome of these matters cannot be determined at this time.
Nuclear Waste Fund Fee
In November 2013, the U.S. District Court for the District of Columbia ordered the DOE to cease collecting spent fuel depositary fees from nuclear power plant operators until such time as the DOE either complies with the Nuclear Waste Policy Act of 1982 or until the U.S. Congress enacts an alternative waste management plan. On March 18, 2014, the U.S. Court of Appeals for the District of Columbia Circuit denied the DOE's request for rehearing of the November 2013 panel decision ordering that the DOE propose the nuclear waste fund fee be changed to zero. The DOE formally set the fee to zero effective May 16, 2014. On June 17, 2014, the Georgia PSC approved the Company's request to credit customers the portion of fuel cost related to the nuclear waste fund fee. The nuclear waste fund rider to the Company's fuel tariffs became effective July 1, 2014.
4. JOINT OWNERSHIP AGREEMENTS
The Company and Alabama Power own equally all of the outstanding capital stock of SEGCO, which owns electric generating units with a total rated capacity of 1,020 MWs, as well as associated transmission facilities. The capacity of these units is sold equally to the Company and Alabama Power under a power contract. The Company and Alabama Power make payments sufficient to provide for the operating expenses, taxes, interest expense, and a ROE. The Company's share of purchased power totaled $84 million in 2014, $91 million in 2013, and $107 million in 2012 and is included in purchased power, affiliates in the statements of income. The Company accounts for SEGCO using the equity method.
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
At December 31, 2014, the Company's percentage ownership and investment (exclusive of nuclear fuel) in jointly-owned facilities in commercial operation with the above entities were as follows:

Facility (Type)	Company Ownership	Plant in Service	Accumulated Depreciation	CWIP
		(in millions)
Plant Vogtle (nuclear)
Units 1 and 2	45.7%	$3,420	$2,059	$46
Plant Hatch (nuclear)	50.1	1,117	559	66
Plant Wansley (coal)	53.5	856	278	15
Plant Scherer (coal)
Units 1 and 2	8.4	254	83	1
Unit 3	75.0	1,172	417	10
Rocky Mountain (pumped storage)	25.4	182	124	2
Intercession City (combustion-turbine)	33.3	14	5	—

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

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
Current and Deferred Income Taxes
Details of income tax provisions are as follows:

	2014	2013	2012
	(in millions)
Federal –
Current	$295	$277	$273
Deferred	366	374	370
	661	651	643
State –
Current	82	(30)	38
Deferred	(14)	102	7
	68	72	45
Total	$729	$723	$688

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

	2014	2013
	(in millions)
Deferred tax liabilities –
Accelerated depreciation	$4,732	$4,479
Property basis differences	811	873
Employee benefit obligations	329	232
Under-recovered fuel costs	81	—
Premium on reacquired debt	66	73
Regulatory assets associated with employee benefit obligations	534	276
Asset retirement obligations	497	495
Other	160	168
Total	7,210	6,596
Deferred tax assets –
Federal effect of state deferred taxes	148	159
Employee benefit obligations	642	388
Other property basis differences	86	93
Other deferred costs	86	84
Cost of removal obligations	11	17
State tax credit carry forward	170	118
Federal tax credit carry forward	5	3
Over-recovered fuel costs	—	22
Unbilled fuel revenue	46	53
Asset retirement obligations	497	495
Other	46	32
Total	1,737	1,464
Total deferred tax liabilities, net	5,473	5,132
Portion included in current assets/(liabilities), net	34	68
Accumulated deferred income taxes	$5,507	$5,200
The application of bonus depreciation provisions in current tax law has significantly increased deferred tax liabilities related to accelerated depreciation.
At December 31, 2014, tax-related regulatory assets to be recovered from customers were $702 million. These assets are primarily attributable to tax benefits flowed through to customers in prior years, deferred taxes previously recognized at rates lower than the current enacted tax law, and taxes applicable to capitalized interest.
At December 31, 2014, tax-related regulatory liabilities to be credited to customers were $106 million. These liabilities are primarily attributable to deferred taxes previously recognized at rates higher than the current enacted tax law and to unamortized ITCs. In 2011, the Company recorded a regulatory liability of $62 million related to a settlement with the Georgia Department of Revenue resolving claims for certain tax credits in 2005 through 2009. Amortization of the regulatory liability occurred ratably over the period from April 2012 through December 2013.
In accordance with regulatory requirements, deferred federal ITCs are amortized over the average life of the related property with such amortization normally applied as a credit to reduce depreciation in the statements of income. Credits amortized in this manner amounted to $10 million in 2014, $5 million in 2013, and $13 million in 2012. State ITCs are recognized in the period in which the credits are claimed on the state income tax return and totaled $34 million in 2014, $27 million in 2013, and $36 million in 2012. At December 31, 2014, the Company had $5 million in federal tax credit carry forwards that will expire by 2034 and $152 million in state ITC carry forwards that will expire between 2021 and 2025.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

Effective Tax Rate
A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal deduction	2.2	2.5	1.6
Non-deductible book depreciation	1.3	1.3	1.2
AFUDC equity	(0.8)	(0.6)	(1.0)
Other	(0.7)	(0.4)	(0.1)
Effective income tax rate	37.0%	37.8%	36.7%
The decrease in the Company's 2014 effective tax rate is primarily the result of benefits related to emission allowances and state apportionment. The increase in the Company's 2013 effective tax rate is primarily the result of a decrease in state income tax credits and non-taxable AFUDC equity.
Unrecognized Tax Benefits
The Company had no unrecognized tax benefits during 2014. Changes in unrecognized tax benefits in prior years were as follows:

	2013	2012
	(in millions)
Unrecognized tax benefits at beginning of year	$23	$47
Tax positions increase from current periods	—	3
Tax positions increase from prior periods	—	3
Tax positions decrease from prior periods	(23)	(19)
Reductions due to settlements	—	(8)
Reductions due to expired statute of limitations	—	(3)
Balance at end of year	$—	$23
The tax positions decrease from prior periods for 2013 and 2012 relate primarily to the tax accounting method change for repairs-generation assets and did not impact the effective tax rate. See "Tax Method of Accounting for Repairs" herein for additional information.
These amounts are presented on a gross basis without considering the related federal or state income tax impact.
The Company classifies interest on tax uncertainties as interest expense. Accrued interest for unrecognized tax benefits was immaterial for all periods presented. The Company did not accrue any penalties on uncertain tax positions.
The IRS has finalized its audits of Southern Company's consolidated federal income tax returns through 2012. Southern Company has filed its 2013 federal income tax return and has received a partial acceptance letter from the IRS; however, the IRS has not finalized its audit. Southern Company is a participant in the Compliance Assurance Process of the IRS. The audits for the Company's state income tax returns have either been concluded, or the statute of limitations has expired, for years prior to 2008.
Tax Method of Accounting for Repairs
In 2011, the IRS published regulations on the deduction and capitalization of expenditures related to tangible property that generally apply for tax years beginning on or after January 1, 2014. Additionally, in April 2013, the IRS issued Revenue Procedure 2013-24, which provides guidance for taxpayers related to the deductibility of repair costs associated with generation assets. Based on a review of the regulations, Southern Company incorporated provisions related to repair costs for generation assets into its consolidated 2012 federal income tax return and reversed all related unrecognized tax positions. In September 2013, the IRS issued Treasury Decision 9636, "Guidance Regarding Deduction and Capitalization of Expenditures Related to Tangible Property," which are final tangible property regulations applicable to taxable years beginning on or after January 1, 2014. Southern Company continues to review this guidance; however, these regulations are not expected to have a material impact on the Company's financial statements.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

6. FINANCING
Securities Due Within One Year
A summary of scheduled maturities of long-term debt due within one year at December 31 was as follows:

	2014	2013
	(in millions)
Senior notes	$1,050	$—
Pollution control revenue bonds	98	—
Capital lease	6	5
Total	$1,154	$5
Maturities through 2019 applicable to total long-term debt are as follows: $1.2 billion in 2015; $710 million in 2016; $457 million in 2017; $257 million in 2018; and $508 million in 2019.
Senior Notes
The Company did not issue any unsecured senior notes in 2014. At December 31, 2014 and 2013, the Company had $6.9 billion of senior notes outstanding. These senior notes are effectively subordinated to all secured debt of the Company, which aggregated $1.2 billion and $45 million at December 31, 2014 and 2013, respectively. As of December 31, 2014, the Company's secured debt included borrowings of $1.2 billion guaranteed by the DOE and capital leases. As of December 31, 2013, the Company's secured debt was related to capital lease obligations. See Note 7 for additional information.
See "DOE Loan Guarantee Borrowings" herein for additional information.
Pollution Control Revenue Bonds
Pollution control obligations represent loans to the Company from public authorities of funds derived from sales by such authorities of revenue bonds issued to finance pollution control and solid waste disposal facilities. The Company is required to make payments sufficient for the authorities to meet principal and interest requirements of such bonds. The amount of tax-exempt pollution control revenue bonds outstanding at December 31, 2014 and 2013 was $1.6 billion and $1.7 billion, respectively. Proceeds from certain issuances are restricted until qualifying expenditures are incurred.
In July 2014, the Company reoffered to the public $40 million aggregate principal amount of Development Authority of Monroe County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Scherer Project), First Series 2009, which had been previously purchased and held by the Company since 2010.
Bank Term Loans
In February 2014, the Company repaid three four-month floating rate bank loans in an aggregate principal amount of $400 million. At December 31, 2014, the Company had no bank term loans outstanding.
DOE Loan Guarantee Borrowings
Pursuant to the loan guarantee program established under Title XVII of the Energy Policy Act of 2005 (Title XVII Loan Guarantee Program), the Company and the DOE entered into a loan guarantee agreement (Loan Guarantee Agreement) on February 20, 2014, under which the DOE agreed to guarantee the obligations of the Company under a note purchase agreement (FFB Note Purchase Agreement) among the DOE, the Company, and the FFB and a related promissory note (FFB Promissory Note). The FFB Note Purchase Agreement and the FFB Promissory Note provide for a multi-advance term loan facility (FFB Credit Facility), under which the Company may make term loan borrowings through the FFB.
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
All borrowings under the FFB Credit Facility are full recourse to the Company, and the Company is obligated to reimburse the DOE for any payments the DOE is required to make to the FFB under the guarantee. The Company's reimbursement obligations to the DOE are full recourse and secured by a first priority lien on (i) the Company's 45.7% undivided ownership interest in Plant Vogtle Units 3 and 4 (primarily the units under construction, the related real property, and any nuclear fuel loaded in the reactor

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

core) and (ii) the Company's rights and obligations under the principal contracts relating to Plant Vogtle Units 3 and 4. There are no restrictions on the Company's ability to grant liens on other property.
Advances may be requested under the FFB Credit Facility on a quarterly basis through 2020. The final maturity date for each advance under the FFB Credit Facility is February 20, 2044. Interest is payable quarterly and principal payments will begin on February 20, 2020. Borrowings under the FFB Credit Facility will bear interest at the applicable U.S. Treasury rate plus a spread equal to 0.375%.
On February 20, 2014, the Company made initial borrowings under the FFB Credit Facility in an aggregate principal amount of $1.0 billion. The interest rate applicable to $500 million of the initial advance under the FFB Credit Facility is 3.860% for an interest period that extends to 2044 and the interest rate applicable to the remaining $500 million is 3.488% for an interest period that extends to 2029, and is expected to be reset from time to time thereafter through 2044. In connection with its entry into the agreements with the DOE and the FFB, the Company incurred issuance costs of approximately $66 million, which will be amortized over the life of the borrowings under the FFB Credit Facility.
On December 11, 2014, the Company made additional borrowings under the FFB Credit Facility in an aggregate principal amount of $200 million. The interest rate applicable to the $200 million advance in December 2014 under the FFB Credit Facility is 3.002% for an interest period that extends to 2044.
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
In the event certain mandatory prepayment events occur, the FFB's commitment to make further advances under the FFB Credit Facility will terminate and the Company will be required to prepay the outstanding principal amount of all borrowings under the FFB Credit Facility over a period of five years (with level principal amortization). Under certain circumstances, insurance proceeds and any proceeds from an event of taking must be applied to immediately prepay outstanding borrowings under the FFB Credit Facility. The Company also may voluntarily prepay outstanding borrowings under the FFB Credit Facility. Under the FFB Promissory Note, any prepayment (whether mandatory or optional) will be made with a make-whole premium or discount, as applicable.
In connection with any cancellation of Plant Vogtle Units 3 and 4 that results in a mandatory prepayment event, the DOE may elect to continue construction of Plant Vogtle Units 3 and 4. In such an event, the DOE will have the right to assume the Company's rights and obligations under the principal agreements relating to Plant Vogtle Units 3 and 4 and to acquire all or a portion of the Company's ownership interest in Plant Vogtle Units 3 and 4.
Capital Leases
Assets acquired under capital leases are recorded in the balance sheets as utility plant in service, and the related obligations are classified as long-term debt. At December 31, 2014 and 2013, the Company had a capital lease asset for its corporate headquarters building of $61 million, with accumulated depreciation at December 31, 2014 and 2013 of $21 million and $16 million, respectively. At December 31, 2014 and 2013, the capitalized lease obligation was $40 million and $45 million, respectively, with an annual interest rate of 7.9% for both years. For ratemaking purposes, the Georgia PSC has allowed only the lease payments in cost of service. The difference between the accrued expense and the lease payments allowed for ratemaking purposes has been deferred and is being amortized to expense as ordered by the Georgia PSC. The annual expense incurred for all capital leases was not material for any year presented. See Note 7 under "Fuel and Purchased Power Agreements" for additional information on capital lease PPAs that become effective in 2015.
Assets Subject to Lien
See "DOE Loan Guarantee Borrowings" above for information regarding certain borrowings of the Company that are secured by a first priority lien on (i) the Company’s 45.7% undivided ownership interest in Plant Vogtle Units 3 and 4 (primarily the units under construction, the related real property, and any nuclear fuel loaded in the reactor core) and (ii) the Company's rights and obligations under the principal contracts relating to Plant Vogtle Units 3 and 4.
See "Capital Leases" above for information regarding certain assets held under capital leases.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

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
Bank Credit Arrangements
At December 31, 2014, committed credit arrangements with banks were as follows:

Expires(a)
2016	2018	Total	Unused
(in millions)
$150	$1,600	$1,750	$1,736

(a)	No credit arrangements expire in 2015 or 2017.
Subject to applicable market conditions, the Company expects to renew its bank credit arrangements, as needed, prior to expiration. All of the bank credit arrangements require payment of commitment fees based on the unused portion of the commitments. Commitment fees average less than 1/4 of 1% for the Company.
The bank credit arrangements contain covenants that limit the Company's debt levels to 65% of total capitalization, as defined in the agreements. For purposes of these definitions, debt excludes certain hybrid securities.
A portion of the $1.7 billion unused credit with banks is allocated to provide liquidity support to the Company's variable rate pollution control revenue bonds and its commercial paper program. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of December 31, 2014 was $865 million. In addition, at December 31, 2014, the Company had $118 million of fixed rate pollution control revenue bonds outstanding that were required to be remarketed within the next 12 months. As of December 31, 2014, $98 million of certain pollution control revenue bonds of the Company were reclassified to securities due within one year in anticipation of their redemption in connection with unit retirement decisions. See Note 3 under "Retail Regulatory Matters – Integrated Resource Plans" for additional information.
The Company makes short-term borrowings primarily through a commercial paper program that has the liquidity support of the Company's committed bank credit arrangements described above. The Company may also borrow through various other arrangements with banks. Commercial paper and short-term bank term loans are included in notes payable in the balance sheets.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

The Company had $156 million and $1.0 billion of short-term debt outstanding at December 31, 2014 and 2013, respectively. Details of short-term borrowings outstanding were as follows:

	Short-term Debt at the End of the Period
	Amount Outstanding	Weighted Average Interest Rate
	(in millions)
December 31, 2014:
Commercial paper	$156	0.3%
December 31, 2013:
Commercial paper	$647	0.2%
Short-term bank debt	400	0.9%
Total	$1,047	0.5%
7. COMMITMENTS
Fuel and Purchased Power Agreements
To supply a portion of the fuel requirements of its generating plants, the Company has entered into various long-term commitments for the procurement and delivery of fossil and nuclear fuel which are not recognized on the balance sheets. In 2014, 2013, and 2012, the Company incurred fuel expense of $2.5 billion, $2.3 billion, and $2.1 billion, respectively, the majority of which was purchased under long-term commitments. The Company expects that a substantial amount of its future fuel needs will continue to be purchased under long-term commitments.
The Company has commitments regarding a portion of a 5% interest in the original cost of Plant Vogtle Units 1 and 2 owned by MEAG Power that are in effect until the latter of the retirement of the plant or the latest stated maturity date of MEAG Power's bonds issued to finance such ownership interest. The payments for capacity are required whether or not any capacity is available. The energy cost is a function of each unit's variable operating costs. Portions of the capacity payments relate to costs in excess of MEAG Power's Plant Vogtle Unit 1 and 2 allowed investment for ratemaking purposes. The present value of these portions at the time of the disallowance was written off. Generally, the cost of such capacity and energy is included in purchased power, non-affiliates in the statements of income. Capacity payments totaled $19 million, $27 million, and $50 million in 2014, 2013, and 2012, respectively.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

The Company has also entered into various long-term PPAs, some of which are accounted for as capital or operating leases. Total capacity expense under PPAs accounted for as operating leases was $167 million, $162 million, and $169 million for 2014, 2013, and 2012, respectively. Estimated total long-term obligations at December 31, 2014 were as follows:

	Affiliate Capital Leases	Affiliate Operating Leases	Non-Affiliate Operating Leases (4)	Vogtle Units 1 and 2 Capacity Payments	Total ($)
	(in millions)
2015	$22	$90	$114	$11	$237
2016	22	100	117	11	250
2017	23	71	146	10	250
2018	23	62	150	7	242
2019	23	63	152	6	244
2020 and thereafter	255	606	1,572	50	2,483
Total	$368	$992	$2,251	$95	$3,706
Less: amounts representing executory costs(1)	55
Net minimum lease payments	313
Less: amounts representing interest(2)	85
Present value of net minimum lease payments(3)	$228

(1)	Executory costs such as taxes, maintenance, and insurance (including the estimated profit thereon) are estimated and included in total minimum lease payments.

(2)	Amount necessary to reduce minimum lease payments to present value calculated at the Company's incremental borrowing rate at the inception of the leases.

(3)
Once service commences under the PPAs beginning in 2015, the Company will recognize capital lease assets and capital lease obligations totaling $149 million, being the lesser of the estimated fair value of the lease property or the present value of the net minimum lease payments.

(4)
A total of $1.1 billion of biomass PPAs included under the non-affiliate operating leases is contingent upon the counterparties meeting specified contract dates for commercial operation and may change as a result of regulatory action.

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
Operating Leases
In addition to the PPA operating leases discussed above, the Company has other operating lease agreements with various terms and expiration dates. Total rent expense was $28 million for 2014, $32 million for 2013, and $34 million for 2012. The Company includes any step rents, fixed escalations, and lease concessions in its computation of minimum lease payments.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

As of December 31, 2014, estimated minimum lease payments under operating leases were as follows:

	Minimum Lease Payments
	Railcars	Other	Total
	(in millions)
2015	$18	$7	$25
2016	13	7	20
2017	9	7	16
2018	4	6	10
2019	1	4	5
2020 and thereafter	3	11	14
Total	$48	$42	$90
Railcar minimum lease payments are disclosed at 100% of railcar lease obligations; however, a portion of these obligations is shared with the joint owners of Plants Scherer and Wansley. A majority of the rental expenses related to the railcar leases are recoverable through the fuel cost recovery clause as ordered by the Georgia PSC and the remaining portion is recovered through base rates.
In addition to the above rental commitments, the Company has obligations upon expiration of certain railcar leases with respect to the residual value of the leased property. These leases have terms expiring through 2024 with maximum obligations under these leases of $32 million. At the termination of the leases, the lessee may either renew the lease, exercise its purchase option, or the property can be sold to a third party. The Company expects that the fair market value of the leased property would substantially reduce or eliminate the Company's payments under the residual value obligations.
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
In addition, in December 2013, the Company entered into an agreement that requires the Company to guarantee certain payments of a gas supplier for Plant McIntosh for a period up to 15 years. The guarantee is expected to be terminated if certain events occur within one year of the initial gas deliveries in 2017. In the event the gas supplier defaults on payments, the maximum potential exposure under the guarantee is approximately $43 million.
As discussed earlier in this Note under "Operating Leases," the Company has entered into certain residual value guarantees related to railcar leases.
8. STOCK COMPENSATION
Stock Options
Southern Company provides non-qualified stock options through its Omnibus Incentive Compensation Plan to a large segment of the Company's employees ranging from line management to executives. As of December 31, 2014, there were approximately 1,000 current and former employees of the Company participating in the stock option program. The prices of options were at the fair market value of the shares on the dates of grant. These options become exercisable pro rata over a maximum period of three years from the date of grant. The Company generally recognizes stock option expense on a straight-line basis over the vesting period which equates to the requisite service period; however, for employees who are eligible for retirement, the total cost is expensed at the grant date. Options outstanding will expire no later than 10 years after the date of grant, unless terminated earlier by the Southern Company Board of Directors in accordance with the Omnibus Incentive Compensation Plan. Stock options held by employees of a company undergoing a change in control vest upon the change in control.
For the years ended December 31, 2014, 2013, and 2012, employees of the Company were granted stock options for 2,034,150 shares, 1,509,662 shares, and 1,269,725 shares, respectively. The weighted average grant-date fair value of stock options granted during 2014, 2013, and 2012, derived using the Black-Scholes stock option pricing model, was $2.20, $2.93, and $3.39, respectively.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

The compensation cost and tax benefits related to the grant of Southern Company stock options to the Company's employees and the exercise of stock options are recognized in the Company's financial statements with a corresponding credit to equity, representing a capital contribution from Southern Company. No cash proceeds are received by the Company upon the exercise of stock options. The amounts were not material for any year presented.
As of December 31, 2014, the amount of unrecognized compensation cost related to stock option awards not yet vested was immaterial.
The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $19 million, $16 million, and $34 million, respectively. The actual tax benefit realized by the Company for the tax deductions from stock option exercises totaled $7 million, $6 million, and $13 million for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, the aggregate intrinsic value for the options outstanding and options exercisable was $73 million and $51 million, respectively.
Performance Shares
Southern Company provides performance share award units through its Omnibus Incentive Compensation Plan to a large segment of the Company's employees ranging from line management to executives. The performance share units granted under the plan vest at the end of a three-year performance period which equates to the requisite service period. Employees that retire prior to the end of the three-year period receive a pro rata number of shares, issued at the end of the performance period, based on actual months of service prior to retirement. The value of the award units is based on Southern Company's total shareholder return (TSR) over the three-year performance period which measures Southern Company's relative performance against a group of industry peers. The performance shares are delivered in common stock following the end of the performance period based on Southern Company's actual TSR and may range from 0% to 200% of the original target performance share amount. Performance share units held by employees of a company undergoing a change in control vest upon the change in control.
For the years ended December 31, 2014, 2013, and 2012, employees of the Company were granted performance share units of 176,224, 161,240, and 152,812, respectively. The weighted average grant-date fair value of performance share units granted during 2014, 2013, and 2012, determined using a Monte Carlo simulation model to estimate the TSR of Southern Company's stock among the industry peers over the performance period, was $37.54, $40.50, and $41.99, respectively.
The Company recognizes compensation expense on a straight-line basis over the three-year performance period without remeasurement. Compensation expense for awards where the service condition is met is recognized regardless of the actual number of shares issued. For the years ended December 31, 2014, 2013, and 2012, total compensation cost for performance share units recognized in income was $6 million annually, with the related tax benefit of $2 million annually also recognized in income. The compensation cost and tax benefits related to the grant of Southern Company performance share units to the Company's employees are recognized in the Company's financial statements with a corresponding credit to equity, representing a capital contribution from Southern Company. As of December 31, 2014, there was $7 million of total unrecognized compensation cost related to performance share award units that will be recognized over a weighted-average period of approximately 20 months.
9. NUCLEAR INSURANCE
Under the Price-Anderson Amendments Act (Act), the Company maintains agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at Plant Hatch and Plant Vogtle Units 1 and 2. The Act provides funds up to $13.6 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $375 million by American Nuclear Insurers (ANI), with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors. The Company could be assessed up to $127 million per incident for each licensed reactor it operates but not more than an aggregate of $19 million per incident to be paid in a calendar year for each reactor. Such maximum assessment, excluding any applicable state premium taxes, for the Company, based on its ownership and buyback interests in all licensed reactors, is $247 million, per incident, but not more than an aggregate of $37 million to be paid for each incident in any one year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years. The next scheduled adjustment is due no later than September 10, 2018. See Note 4 for additional information on joint ownership agreements.
The Company is a member of Nuclear Electric Insurance Limited (NEIL), a mutual insurer established to provide property damage insurance in an amount up to $1.5 billion for members' operating nuclear generating facilities. Additionally, the Company has NEIL policies that currently provide decontamination, excess property insurance, and premature decommissioning coverage up to $1.25 billion for nuclear losses in excess of the $1.5 billion primary coverage. On April 1, 2014, NEIL introduced a new

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

excess non-nuclear policy providing coverage up to $750 million for non-nuclear losses in excess of the $1.5 billion primary coverage.
NEIL also covers the additional costs that would be incurred in obtaining replacement power during a prolonged accidental outage at a member's nuclear plant. Members can purchase this coverage, subject to a deductible waiting period of up to 26 weeks, with a maximum per occurrence per unit limit of $490 million. After the deductible period, weekly indemnity payments would be received until either the unit is operational or until the limit is exhausted in approximately three years. The Company purchases limits based on the projected full cost of replacement power, subject to ownership limitations. Each facility has elected a 12-week deductible waiting period.
A builders' risk property insurance policy has been purchased from NEIL for the construction of Plant Vogtle Units 3 and 4. This policy provides the Owners up to $2.75 billion for accidental property damage occurring during construction.
Under each of the NEIL policies, members are subject to assessments each year if losses exceed the accumulated funds available to the insurer. The current maximum annual assessments for the Company under the NEIL policies would be $72 million.
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

As of December 31, 2014, assets and liabilities measured at fair value on a recurring basis during the period, together with the level of the fair value hierarchy in which they fall, were as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2014:	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Assets:
Energy-related derivatives	$—	$7	$—	$7
Interest rate derivatives	—	6	—	6
Nuclear decommissioning trusts:(a)
Domestic equity	180	2	—	182
Foreign equity	—	121	—	121
U.S. Treasury and government agency securities	—	96	—	96
Municipal bonds	—	62	—	62
Corporate bonds	—	188	—	188
Mortgage and asset backed securities	—	121	—	121
Other	11	8	—	19
Total	$191	$611	$—	$802
Liabilities:
Energy-related derivatives	$—	$27	$—	$27
Interest rate derivatives	—	14	—	14
Total	$—	$41	$—	$41

(a)
Includes the investment securities pledged to creditors and collateral received, and excludes receivables related to investment income, pending investment sales, and payables related to pending investment purchases and the lending pool. See Note 1 under "Nuclear Decommissioning" for additional information.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

As of December 31, 2013, assets and liabilities measured at fair value on a recurring basis during the period, together with the level of the fair value hierarchy in which they fall, were as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2013:	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Assets:
Energy-related derivatives	$—	$5	$—	$5
Nuclear decommissioning trusts:(a)
Domestic equity	197	1	—	198
Foreign equity	—	131	—	131
U.S. Treasury and government agency securities	—	79	—	79
Municipal bonds	—	64	—	64
Corporate bonds	—	140	—	140
Mortgage and asset backed securities	—	114	—	114
Other	—	24	—	24
Total	$197	$558	$—	$755
Liabilities:
Energy-related derivatives	$—	$21	$—	$21

(a)
Includes the investment securities pledged to creditors and collateral received, and excludes receivables related to investment income, pending investment sales, and payables related to pending investment purchases and the lending pool. See Note 1 under "Nuclear Decommissioning" for additional information.

Valuation Methodologies
The energy-related derivatives primarily consist of over-the-counter financial products for natural gas and physical power products, including, from time to time, basis swaps. These are standard products used within the energy industry and are valued using the market approach. The inputs used are mainly from observable market sources, such as forward natural gas prices, power prices, implied volatility, and overnight index swap interest rates. Interest rate derivatives are also standard over-the-counter financial products valued using the market approach. Inputs for interest rate derivatives include LIBOR interest rates, interest rate futures contracts, and occasionally, implied volatility of interest rate options. See Note 11 for additional information on how these derivatives are used.
For fair value measurements of the investments within the nuclear decommissioning trusts, external pricing vendors are designated for each asset class with each security specifically assigned a primary pricing source. For investments held within commingled funds, fair value is determined at the end of each business day through the net asset value, which is established by obtaining the underlying securities' individual prices from the primary pricing source. A market price secured from the primary source vendor is then evaluated by management in its valuation of the assets within the trusts. As a general approach, fixed income market pricing vendors gather market data (including indices and market research reports) and integrate relative credit information, observed market movements, and sector news into proprietary pricing models, pricing systems, and mathematical tools. Dealer quotes and other market information, including live trading levels and pricing analysts' judgment, are also obtained when available.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

As of December 31, 2014 and 2013, the fair value measurements of investments calculated at net asset value per share (or its equivalent), as well as the nature and risks of those investments, were as follows:

	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
As of December 31, 2014:	(in millions)
Nuclear decommissioning trusts:
Foreign equity fund	$121	None	Monthly	5 days
Other — commingled funds	8	None	Daily	Not applicable
Other — money market funds	11	None	Daily	Not applicable
As of December 31, 2013:
Nuclear decommissioning trusts:
Foreign equity fund	$131	None	Daily	5 days
Corporate bonds — commingled funds	8	None	Daily	Not applicable
Other — commingled funds	24	None	Daily	Not applicable
The NRC requires licensees of commissioned nuclear power reactors to establish a plan for providing reasonable assurance of funds for future decommissioning. The foreign equity fund in the nuclear decommissioning trusts seeks to provide long-term capital appreciation. In pursuing this investment objective, the foreign equity fund primarily invests in a diversified portfolio of equity securities of foreign companies, including those in emerging markets. These equity securities may include, but are not limited to, common stocks, preferred stocks, real estate investment trusts, convertible securities, depositary receipts, including American depositary receipts, European depositary receipts, and global depositary receipts; and rights and warrants to buy common stocks. The Company may withdraw all or a portion of its investment on the last business day of each month subject to a minimum withdrawal of $1 million, provided that a minimum investment of $10 million remains. If notices of withdrawal exceed 20% of the aggregate value of the foreign equity fund, then the foreign equity fund's board may refuse to permit the withdrawal of all such investments and may scale down the amounts to be withdrawn pro rata and may further determine that any withdrawal that has been postponed will have priority on the subsequent withdrawal date.
The other-commingled funds and other-money market funds in the nuclear decommissioning trusts are invested primarily in a diversified portfolio of high quality, short-term, liquid debt securities. The funds represent the cash collateral received under the Funds' managers' securities lending program and/or the excess cash held within each separate investment account. The primary objective of the funds is to provide a high level of current income consistent with stability of principal and liquidity. The funds invest primarily in, but not limited to, commercial paper, floating and variable rate demand notes, debt securities issued or guaranteed by the U.S. government or its agencies or instrumentalities, time deposits, repurchase agreements, municipal obligations, notes, and other high-quality short-term liquid debt securities that mature in 90 days or less. Redemptions are available on a same day basis up to the full amount of the investment in the funds. See Note 1 under "Nuclear Decommissioning" for additional information.
As of December 31, 2014 and 2013, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Carrying Amount	Fair Value
	(in millions)
Long-term debt:
2014	$9,797	$10,552
2013	$8,593	$8,782
The fair values are determined using Level 2 measurements and are based on quoted market prices for the same or similar issues or on current rates offered to the Company.
11. DERIVATIVES
The Company is exposed to market risks, primarily commodity price risk and interest rate risk. To manage the volatility attributable to these exposures, the Company nets its exposures, where possible, to take advantage of natural offsets and enters into various derivative transactions for the remaining exposures pursuant to the Company’s policies in areas such as counterparty

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

exposure and risk management practices. The Company’s policy is that derivatives are to be used primarily for hedging purposes and mandates strict adherence to all applicable risk management policies. Derivative positions are monitored using techniques including, but not limited to, market valuation, value at risk, stress testing, and sensitivity analysis. Derivative instruments are recognized at fair value in the balance sheets as either assets or liabilities and are presented on a gross basis. See Note 10 for additional information. In the statements of cash flows, the cash impacts of settled energy-related and interest rate derivatives are recorded as operating activities.
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
At December 31, 2014, the net volume of energy-related derivative contracts for natural gas positions totaled 46 million mmBtu, all of which expire by 2017, which is the longest hedge date.
In addition to the volume discussed above, the Company enters into physical natural gas supply contracts that provide the option to sell back excess gas due to operational constraints. The expected volume of natural gas subject to such a feature is 4 million mmBtu for the Company.
Interest Rate Derivatives
The Company may also enter into interest rate derivatives to hedge exposure to changes in interest rates. The derivatives employed as hedging instruments are structured to minimize ineffectiveness. Derivatives related to existing variable rate securities or forecasted transactions are accounted for as cash flow hedges where the effective portion of the derivatives' fair value gains or losses is recorded in OCI and is reclassified into earnings at the same time the hedged transactions affect earnings, with any ineffectiveness recorded directly to earnings. Derivatives related to fixed rate securities are accounted for as fair value hedges, where the derivatives' fair value gains and losses and the hedged items' fair value gains and losses attributable to interest rate risk are both recorded directly to earnings, providing an offset, with any differences representing ineffectiveness.
At December 31, 2014, the following interest rate derivatives were outstanding:

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

	Notional Amount	Interest Rate Received	Weighted Average Interest Rate Paid	Hedge Maturity Date	Fair Value Gain (Loss) December 31, 2014
	(in millions)				(in millions)
Cash Flow Hedges of Forecasted Debt
	$350	3-month LIBOR	2.57%	May 2025	$(6)
	350	3-month LIBOR	2.57%	November 2025	(2)
Cash Flow Hedges of Existing Debt
	250	3-month LIBOR + 0.32%	0.75%	March 2016	—
	200	3-month LIBOR + 0.40%	1.01%	August 2016	—
Fair value hedges of existing debt
	250	5.40%	3-month LIBOR + 4.02%	June 2018	(1)
	200	4.25%	3-month LIBOR + 2.46%	December 2019	—
Total	$1,600				$(9)
The estimated pre-tax losses that will be reclassified from accumulated OCI to interest expense for the 12-month period ending December 31, 2015 are immaterial. The Company has deferred gains and losses related to interest rate derivative settlements of cash flow hedges that are expected to be amortized into earnings through 2037.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

Derivative Financial Statement Presentation and Amounts
At December 31, 2014 and 2013, the fair value of energy-related derivatives and interest rate derivatives was reflected in the balance sheets as follows:

	Asset Derivatives			Liability Derivatives
Derivative Category	Balance Sheet Location	2014	2013	Balance Sheet Location	2014	2013
		(in millions)			(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:	Other current assets	$6	$3	Liabilities from risk management activities	$23	$13
	Other deferred charges and assets	1	2	Other deferred credits and liabilities	4	8
Total derivatives designated as hedging instruments for regulatory purposes		$7	$5		$27	$21
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:	Other current assets	$5	$—	Liabilities from risk management activities	$9	$—
	Other deferred charges and assets	1	—	Other deferred credits and liabilities	5	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges		$6	$—		$14	$—
Total		$13	$5		$41	$21
Energy-related derivatives not designated as hedging instruments were immaterial on the balance sheets for 2014 and 2013.
The derivative contracts of the Company are not subject to master netting arrangements or similar agreements and are reported gross on the Company's financial statements. Some of these energy-related and interest rate derivative contracts may contain certain provisions that permit intra-contract netting of derivative receivables and payables for routine billing and offsets related to events of default and settlements. Amounts related to energy-related derivative contracts and interest rate derivative contracts at December 31, 2014 and 2013 are presented in the following tables.

Fair Value
Assets	2014	2013	Liabilities	2014	2013
	(in millions)			(in millions)
Energy-related derivatives presented in the Balance Sheet (a)	$7	$5	Energy-related derivatives presented in the Balance Sheet (a)	$27	$21
Gross amounts not offset in the Balance Sheet (b)	(7)	(5)	Gross amounts not offset in the Balance Sheet (b)	(7)	(5)
Net energy-related derivative assets	$—	$—	Net energy-related derivative liabilities	$20	$16
Interest rate derivatives presented in the Balance Sheet (a)	$6	$—	Interest rate derivatives presented in the Balance Sheet (a)	$14	$—
Gross amounts not offset in the Balance Sheet (b)	(6)	—	Gross amounts not offset in the Balance Sheet (b)	(6)	—
Net interest rate derivative assets	$—	$—	Net interest rate derivative liabilities	$8	$—

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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

At December 31, 2014 and 2013, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred on the balance sheets were as follows:

	Unrealized Losses			Unrealized Gains
Derivative Category	Balance Sheet Location	2014	2013	Balance Sheet Location	2014	2013
		(in millions)			(in millions)
Energy-related derivatives:	Other regulatory assets, current	$(23)	$(13)	Other regulatory liabilities, current	$6	$3
	Other regulatory assets, deferred	(4)	(8)	Other deferred credits and liabilities	1	2
Total energy-related derivative gains (losses)		$(27)	$(21)		$7	$5
For the year ended December 31, 2014, the pre-tax effect of interest rate derivatives designated as fair value hedging instruments on the statement of income was immaterial on a gross basis for the Company. Furthermore, the pre-tax effect of interest rate derivatives designated as fair value hedging instruments on the Company's statement of income was offset by changes to the carrying value of the long-term debt. The gains and losses related to interest rate derivative settlements of fair value hedges are recorded directly to earnings.
The pre-tax effects of interest rate derivatives designated as cash flow hedging instruments include $8 million of losses recognized in OCI for the year ended December 31, 2014 and amounts reclassified from accumulated OCI into earnings that were immaterial for all years presented.
There was no material ineffectiveness recorded in earnings for any period presented. The pre-tax effect of energy-related derivatives not designated as hedging instruments on the statements of income was immaterial for all years presented.
Contingent Features
The Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain affiliated companies. At December 31, 2014, the Company's collateral posted with its derivative counterparties was immaterial.
At December 31, 2014, the fair value of derivative liabilities with contingent features was $4 million. However, because of joint and several liability features underlying these derivatives, the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were $54 million, and include certain agreements that could require collateral in the event that one or more Southern Company system power pool participants has a credit rating change to below investment grade.
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Georgia Power Company 2014 Annual Report

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized quarterly financial information for 2014 and 2013 is as follows:

Quarter Ended	Operating Revenues	Operating Income	Net Income After Dividends on Preferred and Preference Stock
	(in millions)
March 2014	$2,269	$516	$266
June 2014	2,186	572	311
September 2014	2,631	920	525
December 2014	1,902	288	123

March 2013	$1,882	$412	$197
June 2013	2,042	552	282
September 2013	2,484	872	487
December 2013	1,866	404	208
The Company's business is influenced by seasonal weather conditions.

    Table of Contents                                Index to Financial Statements

SELECTED FINANCIAL AND OPERATING DATA 2010-2014
Georgia Power Company 2014 Annual Report

	2014	2013	2012	2011	2010
Operating Revenues (in millions)	$8,988	$8,274	$7,998	$8,800	$8,349
Net Income After Dividends on Preferred and Preference Stock (in millions)	$1,225	$1,174	$1,168	$1,145	$950
Cash Dividends on Common Stock (in millions)	$954	$907	$983	$1,096	$820
Return on Average Common Equity (percent)	12.24	12.45	12.76	12.89	11.42
Total Assets (in millions)	$31,030	$28,907	$28,803	$27,151	$25,914
Gross Property Additions (in millions)	$2,146	$1,906	$1,838	$1,981	$2,401
Capitalization (in millions):
Common stock equity	$10,421	$9,591	$9,273	$9,023	$8,741
Preferred and preference stock	266	266	266	266	266
Long-term debt	8,683	8,633	7,994	8,018	7,931
Total (excluding amounts due within one year)	$19,370	$18,490	$17,533	$17,307	$16,938
Capitalization Ratios (percent):
Common stock equity	53.8	51.9	52.9	52.1	51.6
Preferred and preference stock	1.4	1.4	1.5	1.5	1.6
Long-term debt	44.8	46.7	45.6	46.4	46.8
Total (excluding amounts due within one year)	100.0	100.0	100.0	100.0	100.0
Customers (year-end):
Residential	2,102,673	2,080,358	2,062,040	2,047,390	2,049,770
Commercial*	301,246	298,420	296,397	295,288	295,347
Industrial*	9,132	9,136	9,143	9,134	8,929
Other	9,003	8,623	7,724	7,521	7,309
Total	2,422,054	2,396,537	2,375,304	2,359,333	2,361,355
Employees (year-end)	7,909	7,886	8,094	8,310	8,330

*
A reclassification of customers from commercial to industrial is reflected for years 2010-2013 to be consistent with the rate structure approved by the Georgia PSC. The impact to operating revenues, kilowatt-hour sales, and average revenue per kilowatt-hour by class is not material.

    Table of Contents                                Index to Financial Statements

SELECTED FINANCIAL AND OPERATING DATA 2010-2014 (continued)
Georgia Power Company 2014 Annual Report

	2014	2013	2012	2011	2010
Operating Revenues (in millions):
Residential	$3,350	$3,058	$2,986	$3,241	$3,072
Commercial	3,271	3,077	2,965	3,217	3,011
Industrial	1,525	1,391	1,322	1,547	1,441
Other	94	94	89	94	84
Total retail	8,240	7,620	7,362	8,099	7,608
Wholesale — non-affiliates	335	281	281	341	380
Wholesale — affiliates	42	20	20	32	53
Total revenues from sales of electricity	8,617	7,921	7,663	8,472	8,041
Other revenues	371	353	335	328	308
Total	$8,988	$8,274	$7,998	$8,800	$8,349
Kilowatt-Hour Sales (in millions):
Residential	27,132	25,479	25,742	27,223	29,433
Commercial	32,426	31,984	32,270	32,900	33,855
Industrial	23,549	23,087	23,089	23,519	23,209
Other	633	630	641	657	663
Total retail	83,740	81,180	81,742	84,299	87,160
Wholesale — non-affiliates	4,323	3,029	2,934	3,904	4,662
Wholesale — affiliates	1,117	496	600	626	1,000
Total	89,180	84,705	85,276	88,829	92,822
Average Revenue Per Kilowatt-Hour (cents):
Residential	12.35	12.00	11.60	11.91	10.44
Commercial	10.09	9.62	9.19	9.78	8.89
Industrial	6.48	6.03	5.73	6.58	6.21
Total retail	9.84	9.39	9.01	9.61	8.73
Wholesale	6.93	8.54	8.52	8.23	7.65
Total sales	9.66	9.35	8.99	9.54	8.66
Residential Average Annual Kilowatt-Hour Use Per Customer	12,969	12,293	12,509	13,288	14,367
Residential Average Annual Revenue Per Customer	$1,605	$1,475	$1,451	$1,582	$1,499
Plant Nameplate Capacity Ratings (year-end) (megawatts)	17,593	17,586	17,984	16,588	15,992
Maximum Peak-Hour Demand (megawatts):
Winter	16,308	12,767	14,104	14,800	15,614
Summer	15,777	15,228	16,440	16,941	17,152
Annual Load Factor (percent)	61.2	63.5	59.1	59.5	60.9
Plant Availability (percent)*:
Fossil-steam	86.3	87.1	90.3	88.6	88.6
Nuclear	90.8	91.8	94.1	92.2	94.0
Source of Energy Supply (percent):
Coal	30.9	26.4	26.6	44.4	51.8
Nuclear	16.7	17.7	18.3	16.6	16.4
Hydro	1.3	2.0	0.7	1.1	1.4
Oil and gas	26.3	29.6	22.0	8.9	8.0
Purchased power —
From non-affiliates	3.8	3.3	6.8	6.1	5.2
From affiliates	21.0	21.0	25.6	22.9	17.2
Total	100.0	100.0	100.0	100.0	100.0

*	Beginning in 2012, plant availability is calculated as a weighted equivalent availability.

    Table of Contents                                Index to Financial Statements

GULF POWER COMPANY
FINANCIAL SECTION

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Gulf Power Company 2014 Annual Report
The management of Gulf Power Company (the Company) is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Under management's supervision, an evaluation of the design and effectiveness of the Company's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.
/s/ S. W. Connally, Jr.
S. W. Connally, Jr.
President and Chief Executive Officer
/s/ Richard S. Teel
Richard S. Teel
Vice President and Chief Financial Officer
March 2, 2015

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Gulf Power Company

We have audited the accompanying balance sheets and statements of capitalization of Gulf Power Company (the Company) (a wholly owned subsidiary of The Southern Company) as of December 31, 2014 and 2013, and the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements (pages II-307 to II-345) present fairly, in all material respects, the financial position of Gulf Power Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 2, 2015

    Table of Contents                                Index to Financial Statements

DEFINITIONS

Term	Meaning
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
ASC	Accounting Standards Codification
CCR	Coal combustion residuals
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GAAP	Generally accepted accounting principles
Georgia Power	Georgia Power Company
IRS	Internal Revenue Service
ITC	Investment tax credit
KWH	Kilowatt-hour
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	Megawatt
OCI	Other comprehensive income
power pool
The operating arrangement whereby the integrated generating resources of the traditional operating companies and Southern Power Company are subject to joint commitment and dispatch in order to serve their combined load obligations

PPA	Power purchase agreement
PSC	Public Service Commission
ROE	Return on equity
S&P	Standard and Poor's Rating Services, a division of The McGraw Hill Companies, Inc.
scrubber	Flue gas desulfurization system
SCS	Southern Company Services, Inc. (the Southern Company system service company)
SEC	U.S. Securities and Exchange Commission
Southern Company system	The Southern Company, the traditional operating companies, Southern Power, Southern Electric Generating Company, Southern Nuclear, SCS, SouthernLINC Wireless, and other subsidiaries
SouthernLINC Wireless	Southern Communications Services, Inc.
Southern Nuclear	Southern Nuclear Operating Company, Inc.
Southern Power	Southern Power Company and its subsidiaries
traditional operating companies	Alabama Power, Georgia Power, Gulf Power Company, and Mississippi Power

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Gulf Power Company 2014 Annual Report
OVERVIEW
Business Activities
Gulf Power Company (the Company) operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located in northwest Florida and to wholesale customers in the Southeast.
Many factors affect the opportunities, challenges, and risks of the Company's business of selling electricity. These factors include the ability to maintain a constructive regulatory environment, to maintain and grow energy sales, and to effectively manage and secure timely recovery of costs. These costs include those related to projected long-term demand growth, increasingly stringent environmental standards, reliability, restoration following major storms, and fuel. Appropriately balancing required costs and capital expenditures with customer prices will continue to challenge the Company for the foreseeable future.
In December 2013, the Florida PSC voted to approve the settlement agreement (Settlement Agreement) among the Company and all of the intervenors to the docketed proceeding with respect to the Company's request to increase retail base rates. Under the terms of the Settlement Agreement, the Company (1) increased base rates designed to produce an additional $35 million in annual revenues effective January 2014 and subsequently increased base rates designed to produce an additional $20 million in annual revenues effective January 2015; (2) continued its current authorized retail ROE midpoint (10.25%) and range (9.25% – 11.25%); (3) may reduce depreciation expense and record a regulatory asset that will be included as an offset to the other cost of removal regulatory liability in an aggregate amount up to $62.5 million between January 2014 and June 2017; and (4) will accrue a return similar to AFUDC on certain transmission system upgrades placed into service after January 2014 until the next base rate adjustment date or January 1, 2017, whichever comes first. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Retail Base Rate Case" herein for additional details of the Settlement Agreement.
Key Performance Indicators
The Company continues to focus on several key performance indicators including customer satisfaction, plant availability, system reliability, and net income after dividends on preference stock. The Company's financial success is directly tied to customer satisfaction. Key elements of ensuring customer satisfaction include outstanding service, high reliability, and competitive prices. Management uses customer satisfaction surveys to evaluate the Company's results and generally targets the top quartile of these surveys in measuring performance, which the Company achieved in 2014.
Peak season equivalent forced outage rate (Peak Season EFOR) is an indicator of plant availability and efficient generation fleet operations during the months when generation needs are greatest. The rate is calculated by dividing the number of hours of forced outages by total generation hours. The Company's 2014 Peak Season EFOR of 0.98% was better than the target. Transmission and distribution system reliability performance is measured by the frequency and duration of outages. Performance targets for reliability are set internally based on historical performance. The Company's performance for 2014 was better than the target for these transmission and distribution reliability measures.
The Company uses net income after dividends on preference stock as the primary measure of the Company's financial performance. In 2014, the Company achieved its targeted net income after dividends on preference stock. See RESULTS OF OPERATIONS herein for additional information on the Company's financial performance.
Earnings
The Company's 2014 net income after dividends on preference stock was $140.2 million, representing a $15.8 million, or 12.7%, increase over the previous year. The increase was primarily due to higher retail revenues, partially offset by higher other operations and maintenance expenses as compared to the corresponding period in 2013.
In 2013, net income after dividends on preference stock was $124.4 million, representing a $1.5 million, or 1.2%, decrease from the previous year. The decrease was primarily due to an increase in depreciation and dividends on preference stock, partially offset by decreases in other operations and maintenance expenses and interest expense as compared to the corresponding period in 2012.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Gulf Power Company 2014 Annual Report

RESULTS OF OPERATIONS
A condensed statement of income follows:

	Amount	Increase (Decrease) from Prior Year
	2014	2014	2013
	(in millions)
Operating revenues	$1,590.5	$150.2	$0.6
Fuel	604.6	71.8	(12.1)
Purchased power	107.2	21.9	11.2
Other operations and maintenance	341.2	31.4	(4.3)
Depreciation and amortization	145.0	(4.0)	8.0
Taxes other than income taxes	111.2	12.8	1.0
Total operating expenses	1,309.2	133.9	3.8
Operating income	281.3	16.3	(3.2)
Total other income and (expense)	(44.0)	9.2	3.7
Income taxes	88.1	8.4	0.5
Net income	149.2	17.1	—
Dividends on preference stock	9.0	1.3	1.5
Net income after dividends on preference stock	$140.2	$15.8	$(1.5)
Operating Revenues
Operating revenues for 2014 were $1.59 billion, reflecting an increase of $150.2 million from 2013. The following table summarizes the significant changes in operating revenues for the past two years:

	Amount
	2014	2013
	(in millions)
Retail — prior year	$1,170.0	$1,144.5
Estimated change resulting from –
Rates and pricing	47.1	0.1
Sales growth (decline)	8.2	(1.4)
Weather	9.4	(0.3)
Fuel and other cost recovery	31.8	27.1
Retail — current year	1,266.5	1,170.0
Wholesale revenues –
Non-affiliates	129.2	109.4
Affiliates	130.1	99.6
Total wholesale revenues	259.3	209.0
Other operating revenues	64.7	61.3
Total operating revenues	$1,590.5	$1,440.3
Percent change	10.4%	—%
In 2014, retail revenues increased $96.5 million, or 8.3%, when compared to 2013 primarily as a result of higher fuel cost recovery revenues and higher revenues resulting from an increase in retail base rates effective January 2014, as approved by the Florida PSC. In 2013, retail revenues increased $25.5 million, or 2.2%, when compared to 2012 primarily as a result of higher fuel revenues and energy conservation cost recovery revenues. The increase in fuel revenues was partially offset by a payment received during 2013 pursuant to the resolution of a coal contract dispute. See "Energy Sales" below for a discussion of changes in the volume of energy sold, including changes related to sales growth (or decline) and weather.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Gulf Power Company 2014 Annual Report

In 2014, revenues associated with changes in rates and pricing included higher revenues due to an increase in retail base rates and revenues associated with higher rates under the Company's environmental cost recovery clause. In 2013, revenues associated with changes in rates and pricing were relatively flat as a result of higher revenues due to increases in retail base rates, partially offset by lower rates under the Company's energy conservation cost recovery clause and the environmental cost recovery clause. Annually, the Company petitions the Florida PSC for recovery of projected costs, including any true-up amount from prior periods, and approved rates are implemented each January. The recovery provisions include related expenses and a return on average net investment.
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
Wholesale revenues from power sales to non-affiliated utilities were as follows:

	2014	2013	2012
	(in millions)
Capacity and other	$65.1	$64.0	$68.2
Energy	64.1	45.4	38.7
Total non-affiliated	$129.2	$109.4	$106.9
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
In 2014, wholesale revenues from sales to non-affiliates increased $19.8 million, or 18.1%, as compared to the prior year primarily due to a 43.7% increase in KWH sales as a result of lower-priced energy supply alternatives from the Southern Company system's resources and fewer planned outages at Plant Scherer Unit 3 partially offset by a 1.9% decrease in the price of energy sold to non-affiliates due to the lower cost of fuel per KWH generated. In 2013, wholesale revenues from sales to non-affiliates increased $2.5 million, or 2.3%, as compared to the prior year primarily due to an 18.9% increase in KWH sales as a result of more energy scheduled by wholesale customers to serve their loads. This increase was partially offset by a 6.2% decrease in capacity revenues reflecting contractual reductions for changes in environmental costs.
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the Intercompany Interchange Contract (IIC), as approved by the FERC. These transactions do not have a significant impact on earnings since the revenue related to these energy sales generally offsets the cost of energy sold. In 2014, wholesale revenues from sales to affiliates increased $30.5 million, or 30.7%, as compared to the prior year primarily due to a 24.5% increase in the price of energy sold to affiliates due to higher marginal generation costs and a 5.0% increase in KWH sales as a result of an increase of the Company's generation dispatched to serve affiliated companies' higher weather-related energy demand primarily in the first and third quarters of 2014. In 2013, wholesale revenues from sales to affiliates decreased $24.1 million, or 19.5%, as compared to the prior year primarily due to lower energy revenues related to a 28.4% decrease in KWH sales that resulted from less Company generation being dispatched to serve affiliated companies' demand. This decrease in 2013 was partially offset by a 12.7% increase in the price of energy sold to affiliates in 2013.
Other operating revenues increased $3.4 million, or 5.5%, in 2014 as compared to the prior year primarily due to a $4.5 million increase in franchise fees due to increased retail revenues, partially offset by a $2.3 million decrease in revenues from other energy services. In 2013, other operating revenues decreased $3.4 million, or 5.3%, as compared to the prior year primarily due to a $5.4 million decrease in revenues from other energy services, partially offset by a $1.9 million increase in transmission

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Gulf Power Company 2014 Annual Report

revenues. Franchise fees have no impact on net income. Revenues from other energy services did not have a material effect on net income since they were generally offset by associated expenses.
Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2014 and the percent change from the prior year were as follows:

	Total KWHs	Total KWH Percent Change		Weather-Adjusted Percent Change
	2014	2014	2013	2014	2013
	(in millions)
Residential	5,363	5.4%	0.7%	1.3%	0.5%
Commercial	3,838	0.7	(1.3)	0.1	(0.4)
Industrial	1,849	8.8	(1.4)	8.8	(1.4)
Other	25	20.5	(17.1)	20.5	(17.1)
Total retail	11,075	4.3	(0.4)	2.1%	(0.2)%
Wholesale
Non-affiliates	1,670	43.7	18.9
Affiliates	3,284	5.0	(28.4)
Total wholesale	4,954	15.5	(19.8)
Total energy sales	16,029	7.5%	(6.9)%
Changes in retail energy sales are generally the result of changes in electricity usage by customers, changes in weather, and changes in the number of customers.
Residential KWH sales increased in 2014 compared to 2013 primarily due to colder weather in the first quarter of 2014 and customer growth. Residential KWH sales increased in 2013 compared to 2012 primarily due to customer growth.
Commercial KWH sales increased in 2014 compared to 2013 primarily due to colder weather in the first quarter of 2014 and customer growth, partially offset by a decline in weather-adjusted use per customer. Commercial KWH sales decreased in 2013 compared to 2012 primarily due to milder weather in 2013 compared to 2012 and a decline in weather-adjusted use per customer, partially offset by customer growth.
Industrial KWH sales increased in 2014 compared to 2013 primarily due to decreased customer co-generation and changes in customers' operations. Industrial KWH sales decreased in 2013 compared to 2012 primarily due to changes in customers' operations.
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

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Gulf Power Company 2014 Annual Report

Details of the Company's generation and purchased power were as follows:

	2014	2013	2012
Total generation (millions of KWHs)	11,109	9,216	9,648
Total purchased power (millions of KWHs)	5,547	6,298	6,952
Sources of generation (percent) –
Coal	67	61	60
Gas	33	39	40
Cost of fuel, generated (cents per net KWH) –
Coal(a)	4.03	4.12	4.42
Gas	3.93	3.95	3.96
Average cost of fuel, generated (cents per net KWH)(a)	3.99	4.05	4.23
Average cost of purchased power (cents per net KWH)(b)	4.83	3.88	3.03

(a)	2013 cost of coal includes the effect of a payment received pursuant to the resolution of a coal contract dispute.
(b)	Average cost of purchased power includes fuel purchased by the Company for tolling agreements where power is generated by the provider.
In 2014, total fuel and purchased power expenses were $711.8 million, an increase of $93.7 million, or 15.2%, from the prior year costs. Total fuel and purchased power expenses for 2013 included a 2013 payment received pursuant to the resolution of a coal contract dispute. Excluding the payment, the higher volume of KWHs generated and purchased increased expenses $54.9 million primarily due to increased Company owned generation dispatched to serve higher Southern Company system demand as a result of colder weather in the first quarter and warmer weather in the third quarter 2014. The increased expenses also included an $18.3 million increase due to a higher average cost of fuel and purchased power.
In 2013, total fuel and purchased power expenses were $618.1 million, a decrease of $0.9 million, or 0.2%, from the prior year costs. The decrease in fuel and purchased power expenses was due to a $37.3 million decrease in the volume of KWHs generated and purchased, partially offset by a $36.4 million increase in the average cost of fuel and purchased power which included a payment received during 2013 pursuant to the resolution of a coal contract dispute. Excluding the payment, the average cost of fuel and purchased power increased $57.0 million.
Fuel and purchased power transactions do not have a significant impact on earnings since energy and capacity expenses are generally offset by energy and capacity revenues through the Company's fuel cost, purchased power capacity recovery clauses, and long-term wholesale contracts. See Note 3 to the financial statements under "Retail Regulatory Matters – Cost Recovery Clauses – Retail Fuel Cost Recovery" and " – Purchased Power Capacity Recovery" for additional information.
Fuel
Fuel expense was $604.6 million in 2014, an increase of $71.8 million, or 13.5%, from the prior year costs. The increase was primarily due to a 20.5% higher volume of KWHs generated primarily due to increased generation dispatched to serve higher Southern Company system loads due to colder weather in the first quarter 2014 and warmer weather in the third quarter 2014. The fuel expense for 2013 included a 2013 payment received pursuant to the resolution of a coal contract dispute. Excluding the payment, the average cost of fuel per KWH generated decreased 6.8%. In 2013, fuel expense was $532.8 million, a decrease of $12.1 million, or 2.2%, from the prior year costs. The decrease was primarily due to a 4.3% decrease in the average cost of fuel per KWH generated which included a 2013 payment received pursuant to the resolution of a coal contract dispute. Excluding the payment, the average cost of fuel per KWH generated increased 1.2%.
Purchased Power – Non-Affiliates
Purchased power expense from non-affiliates was $82.0 million in 2014, an increase of $29.6 million, or 56.3%, from the prior year. The increase was due to a 37.3% increase in the average cost per KWH purchased, which included a $28.4 million increase in capacity costs associated with a scheduled price increase for an existing PPA, partially offset by the expiration of another PPA. This increase was partially offset by a 16.3% decrease in the volume of KWHs purchased due to colder regional weather conditions in the first quarter 2014 which limited the availability of market resources. In 2013, purchased power expense from non-affiliates was $52.4 million, an increase of $1.0 million, or 2.0%, from the prior year. The increase was due to a 31.5% increase in the average cost per KWH purchased, partially offset by a 13.8% decrease in the volume of KWHs purchased.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Gulf Power Company 2014 Annual Report

Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
Purchased power expense from affiliates was $25.2 million in 2014, a decrease of $7.7 million, or 23.1%, from the prior year. The decrease was primarily due to a 43.3% decrease in the average cost per KWH purchased, which included a $13.5 million reduction in capacity costs primarily associated with the expiration of an existing PPA. This decrease was partially offset by a 33.2% increase in the volume of KWHs purchased primarily due to higher planned outages for the Company's generating units in the fourth quarter 2014. In 2013, purchased power expense from affiliates was $32.9 million, an increase of $10.2 million, or 44.9%, from the prior year. The increase was primarily due to a 93.4% increase in the volume of KWHs purchased, partially offset by a 30.2% decrease in the average cost per KWH purchased.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses
In 2014, other operations and maintenance expenses increased $31.4 million, or 10.1%, compared to the prior year primarily due to increases in routine and planned maintenance expenses at generation, transmission and distribution facilities.
In 2013, other operations and maintenance expenses decreased $4.3 million, or 1.4%, compared to the prior year primarily due to decreases of $14.4 million in routine and planned maintenance expenses at generation facilities related to decreases in scheduled outages and cost containment efforts in 2013 and $4.9 million in other energy services expenses, partially offset by increases of $5.1 million in pension and other benefit-related expenses, $4.9 million in transmission service related to a third party PPA, $2.2 million in distribution system maintenance primarily due to increased vegetation management and $2.1 million in marketing incentive programs. Expenses from other energy services did not have a significant impact on earnings since they were generally offset by associated revenues. Expenses from transmission service did not have a significant impact on earnings since this expense was offset by purchased power capacity revenues through the Company's purchased power capacity recovery clause. Expenses from marketing incentive programs did not have a significant impact on earnings since the expense was offset by energy conservation revenues through the Company's energy conservation cost recovery clause. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Cost Recovery Clauses," and Notes 1 and 3 to the financial statements under "Affiliate Transactions" and "Cost Recovery Clauses," respectively, for additional information.
Depreciation and Amortization
Depreciation and amortization decreased $4.0 million, or 2.7%, in 2014 compared to the prior year. As authorized by the Florida PSC in the Settlement Agreement, the Company recorded an $8.4 million reduction in depreciation expense in 2014. This decrease was partially offset by increases of $4.4 million in depreciation and amortization primarily attributable to property additions at generation, transmission, and distribution facilities. In 2013, depreciation and amortization increased $8.0 million, or 5.7%, compared to the prior year primarily attributable to equipment replacements completed on Plant Crist Unit 7 and other additions to transmission and distribution facilities. See Note 3 to the financial statements under "Retail Regulatory Matters – Retail Base Rate Case" for additional information.
Taxes Other Than Income Taxes
Taxes other than income taxes increased $12.8 million, or 13.0%, in 2014 compared to the prior year primarily due to increases of $4.4 million in franchise fees and $4.0 million in gross receipts taxes as a result of higher retail revenues as well as a $2.7 million increase in property taxes. In 2013, taxes other than income taxes increased $1.0 million, or 1.1%, compared to the prior year primarily due to a $2.8 million increase in property taxes, partially offset by decreases of $0.7 million in gross receipts taxes, $0.7 million in payroll taxes, and $0.4 million in franchise fees. Gross receipts taxes and franchise fees have no impact on net income.
Allowance for Equity Funds Used During Construction
AFUDC equity increased $5.6 million, or 86.4%, in 2014 compared to the prior year primarily due to increased construction projects related to environmental control projects at generation facilities and transmission projects. In 2013, AFUDC equity increased $1.2 million, or 23.5%, compared to the prior year primarily due to increased construction projects related to environmental control projects at generation facilities. See Note 1 to the financial statements under "Allowance for Funds Used During Construction" for additional information.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Gulf Power Company 2014 Annual Report

Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized decreased $2.8 million, or 5.0%, in 2014 compared to the prior year primarily due to an increase in capitalization of AFUDC debt related to the construction of environmental control projects and lower interest rates on pollution control bonds, offset by increases in long term debt resulting from the issuance of additional senior notes in 2014. In 2013, interest expense, net of amounts capitalized decreased $4.2 million, or 7.0%, compared to the prior year primarily due to lower interest rates on pollution control bonds, senior notes, and customer deposits.
Income Taxes
Income taxes increased $8.4 million, or 10.5%, in 2014 compared to the prior year primarily due to higher pre-tax earnings. See Note 5 to the financial statements under "Effective Tax Rate" for additional information.
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
The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of the Company's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of the Company's business of selling electricity. These factors include the Company's ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently-incurred costs during a time of increasing costs. Future earnings in the near term will depend, in part, upon maintaining and growing sales which are subject to a number of factors. These factors include weather, competition, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, the rate of economic growth or decline in the Company's service territory, and the successful remarketing of wholesale capacity as current contracts expire. Changes in regional and global economic conditions may impact sales for the Company, as the pace of the economic recovery remains uncertain. The timing and extent of the economic recovery will impact growth and may impact future earnings.
The Company's wholesale business consists of two types of agreements. The first type, referred to as requirements service, provides that the Company serves the customer's capacity and energy requirements from other Company resources. The second type, referred to as a unit sale, is a wholesale customer purchase from a dedicated generating plant unit where a portion of that unit is reserved for the customer. These agreements are associated with the Company's co-ownership of a unit with Georgia Power at Plant Scherer and consist of both capacity and energy sales. Capacity revenues represent the majority of the Company's wholesale earnings. The Company currently has long-term sales agreements for 100% of the Company’s ownership of that unit for 2015 and 41% for the next five years. These capacity revenues represented 82% of total wholesale capacity revenues for 2014. The Company is actively pursuing replacement wholesale contracts but the expiration of current contracts could have a material negative impact on the Company's earnings. In the event some portion of the Company's ownership in Plant Scherer is not subject to a replacement long-term wholesale contract, the proportionate amount of the unit may be sold into the power pool or into the wholesale market.
Environmental Matters
Compliance costs related to federal and state environmental statutes and regulations could affect earnings if such costs cannot continue to be recovered in retail rates or through long-term wholesale agreements on a timely basis or through market-based contracts. The State of Florida has statutory provisions that allow a utility to petition the Florida PSC for recovery of prudent environmental compliance costs that are not being recovered through base rates or any other recovery mechanism. The Company's current long-term wholesale agreements contain provisions that permit charging the customer with costs incurred as a

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Gulf Power Company 2014 Annual Report

result of changes in environmental laws and regulations. The full impact of any such regulatory or legislative changes cannot be determined at this time. Environmental compliance spending over the next several years may differ materially from the amounts estimated. The timing, specific requirements, and estimated costs could change as environmental statutes and regulations are adopted or modified. Further, higher costs that are recovered through regulated rates or long-term wholesale agreements could contribute to reduced demand for electricity as well as impact the cost competitiveness of wholesale capacity, which could negatively affect results of operations, cash flows, and financial condition. See Note 3 to the financial statements under "Environmental Matters" and "Retail Regulatory Matters – Cost Recovery Clauses – Environmental Cost Recovery" for additional information including a discussion on the State of Florida's statutory provisions on environmental cost recovery.
Subsequent to December 31, 2014, the Company announced plans to retire its coal-fired generation at Plant Smith Units 1 and 2 (357 MWs) by March 31, 2016. The plant will continue to operate and produce electricity with its other generating units on site. The cost to comply with environmental regulations imposed by the EPA led to the decision to close these units. The retirement of these units is not expected to have a material impact on the Company's financial statements. The Company expects to recover through its rates the remaining book value of the retired units and certain costs associated with the retirements; however, recovery will be considered by the Florida PSC in future rate proceedings. The net book value of these units at December 31, 2014 was approximately $80 million.
The Company has also determined it is not economical to add the environmental controls at Plant Scholz necessary to comply with the Mercury and Air Toxics Standards (MATS) rule and that coal-fired generation at Plant Scholz (92 MWs) will cease by April 2015. The plant is scheduled to be fully depreciated by April 2015.
New Source Review Actions
As part of a nationwide enforcement initiative against the electric utility industry which began in 1999, the EPA brought civil enforcement actions in federal district court against Georgia Power alleging violations of the New Source Review provisions of the Clean Air Act at certain coal-fired electric generating units, including a unit co-owned by the Company. An adverse outcome could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties. See Note 3 to the financial statements under "Environmental Matters – New Source Review Actions" for additional information. The ultimate outcome of these matters cannot be determined at this time.
Environmental Statutes and Regulations
General
The Company's operations are subject to extensive regulation by state and federal environmental agencies under a variety of statutes and regulations governing environmental media, including air, water, and land resources. Applicable statutes include the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; the Toxic Substances Control Act; the Emergency Planning & Community Right-to-Know Act; the Endangered Species Act; and related federal and state regulations. Compliance with these environmental requirements involves significant capital and operating costs, a major portion of which is expected to be recovered through existing ratemaking provisions. Through 2014, the Company had invested approximately $1.8 billion in environmental capital retrofit projects to comply with these requirements, with annual totals of approximately $227 million, $143 million, and $70 million for 2014, 2013, and 2012, respectively. The Company expects that capital expenditures to comply with environmental statutes and regulations will total approximately $204 million from 2015 through 2017, with annual totals of approximately $127 million, $39 million, and $38 million for 2015, 2016, and 2017, respectively. These estimated expenditures do not include any potential compliance costs that may arise from the EPA's proposed rules that would limit CO2 emissions from new, existing, and modified or reconstructed fossil-fuel-fired electric generating units. See "Global Climate Issues" for additional information.
The Company's ultimate environmental compliance strategy, including potential unit retirement and replacement decisions and future environmental capital expenditures will be affected by the final requirements of new or revised environmental regulations and regulations relating to global climate change that are promulgated, including the proposed environmental regulations described below; the outcome of any legal challenges to the environmental rules; the cost, availability, and existing inventory of emissions allowances; and the Company's fuel mix. Compliance costs may arise from existing unit retirements, installation of additional environmental controls, upgrades to the transmission system, closure and monitoring of CCR facilities, and adding or changing fuel sources for certain existing units. The ultimate outcome of these matters cannot be determined at this time.
Air Quality
Compliance with the Clean Air Act and resulting regulations has been and will continue to be a significant focus for the Company. Since 1990, the Company has spent approximately $1.4 billion in reducing and monitoring emissions pursuant to the Clean Air

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Gulf Power Company 2014 Annual Report

Act. Additional controls are currently planned or under consideration to further reduce air emissions, maintain compliance with existing regulations, and meet new requirements.
In 2012, the EPA finalized the MATS rule, which imposes stringent emissions limits for acid gases, mercury, and particulate matter on coal- and oil-fired electric utility steam generating units. Compliance for existing sources is required by April 16, 2015, up to April 16, 2016 for affected units for which extensions have been granted. On November 25, 2014, the U.S. Supreme Court granted a petition for review of the final MATS rule.
The EPA regulates ground level ozone concentrations through implementation of an eight-hour ozone National Ambient Air Quality Standard (NAAQS). In 2008, the EPA adopted a more stringent eight-hour ozone NAAQS, which it began to implement in 2011. In 2012, the EPA published its final determination of nonattainment areas based on the 2008 eight-hour ozone NAAQS. All areas within the Company's service territory have achieved attainment of this standard. On December 17, 2014, the EPA published a proposed rule to further reduce the current eight-hour ozone standard. The EPA is required by federal court order to complete this rulemaking by October 1, 2015. Finalization of a lower eight-hour ozone standard could result in the designation of new ozone nonattainment areas within the Company's service territory.
The EPA regulates fine particulate matter concentrations on an annual and 24-hour average basis. All areas within the Company's service territory have achieved attainment with the 1997 and 2006 particulate matter NAAQS. In 2012, the EPA issued a final rule that increases the stringency of the annual fine particulate matter standard. The EPA promulgated final designations for the 2012 annual standard on December 18, 2014, and no new nonattainment areas were designated within the Company's service territory. The EPA has, however, deferred designation decisions for certain areas in Florida, so future nonattainment designations in these areas are possible.
Final revisions to the NAAQS for sulfur dioxide (SO2), which established a new one-hour standard, became effective in 2010. No areas within the Company's service territory have been designated as nonattainment under this rule. However, the EPA has announced plans to make additional designation decisions for SO2 in the future, which could result in nonattainment designations for areas within the Company's service territory. Implementation of the revised SO2 standard could require additional reductions in SO2 emissions and increased compliance and operational costs.
The Company's service territory is subject to the requirements of the Cross State Air Pollution Rule (CSAPR). CSAPR is an emissions trading program that limits SO2 and nitrogen oxide emissions from power plants in 28 states in two phases, with Phase I beginning in 2015 and Phase II beginning in 2017. In 2012, the U.S. Court of Appeals for the District of Columbia Circuit vacated CSAPR in its entirety, but on April 29, 2014, the U.S. Supreme Court overturned that decision and remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings. The U.S. Court of Appeals for the District of Columbia Circuit granted the EPA's motion to lift the stay of the rule, and the first phase of CSAPR took effect on January 1, 2015.
The EPA finalized the Clean Air Visibility Rule (CAVR) in 2005, with a goal of restoring natural visibility conditions in certain areas (primarily national parks and wilderness areas) by 2064. The rule involves the application of best available retrofit technology to certain sources, including fossil fuel-fired generating facilities, built between 1962 and 1977 and any additional emissions reductions necessary for each designated area to achieve reasonable progress toward the natural visibility conditions goal by 2018 and for each 10-year period thereafter.
In 2012, the EPA published proposed revisions to the New Source Performance Standard (NSPS) for Stationary Combustion Turbines (CTs). If finalized as proposed, the revisions would apply the NSPS to all new, reconstructed, and modified CTs (including CTs at combined cycle units), during all periods of operation, including startup and shutdown, and alter the criteria for determining when an existing CT has been reconstructed.
In February 2013, the EPA proposed a rule that would require certain states to revise the provisions of their State Implementation Plans (SIPs) relating to the regulation of excess emissions at industrial facilities, including fossil fuel-fired generating facilities, during periods of startup, shut-down, or malfunction (SSM). The EPA proposed to supplement the 2013 proposed rule on September 17, 2014, making it more stringent. The EPA has entered into a settlement agreement requiring it to finalize the proposed rule by May 22, 2015. The proposed rule would require states subject to the rule (including Florida, Georgia, and Mississippi) to revise their SSM provisions within 18 months after issuance of the final rule.
The Company has developed and continually updates a comprehensive environmental compliance strategy to assess compliance obligations associated with the current and proposed environmental requirements discussed above. As part of this strategy, the Company has developed a compliance plan for the MATS rule which includes reliance on existing emission control technologies, the use of existing or additional natural gas capability, and unit retirements. Additionally, certain transmission system upgrades are required. The impacts of the eight-hour ozone, fine particulate matter and SO2 NAAQS, CSAPR, CAVR, the MATS rule, the NSPS for CTs, and the SSM rule on the Company cannot be determined at this time and will depend on the specific provisions of

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Gulf Power Company 2014 Annual Report

the proposed and final rules, the resolution of pending and future legal challenges, and/or the development and implementation of rules at the state level. These regulations could result in significant additional compliance costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition.
Water Quality
The EPA's final rule establishing standards for reducing effects on fish and other aquatic life caused by new and existing cooling water intake structures at existing power plants and manufacturing facilities became effective on October 14, 2014. The effect of this final rule will depend on the results of additional studies and implementation of the rule by regulators based on site-specific factors. The ultimate impact of this rule will also depend on the outcome of ongoing legal challenges and cannot be determined at this time.
In June 2013, the EPA published a proposed rule which requested comments on a range of potential regulatory options for addressing revised technology-based limits for certain wastestreams from steam electric power plants and best management practices for CCR surface impoundments. The EPA has entered into a consent decree requiring it to finalize revisions to the steam electric effluent guidelines by September 30, 2015. The ultimate impact of the rule will also depend on the specific technology requirements of the final rule and the outcome of any legal challenges and cannot be determined at this time.
On April 21, 2014, the EPA and the U.S. Army Corps of Engineers jointly published a proposed rule to revise the regulatory definition of waters of the U.S. for all Clean Water Act (CWA) programs, which would significantly expand the scope of federal jurisdiction under the CWA. In addition, the rule as proposed could have significant impacts on economic development projects which could affect customer demand growth. The ultimate impact of the proposed rule will depend on the specific requirements of the final rule and the outcome of any legal challenges and cannot be determined at this time. If finalized as proposed, this rule could significantly increase permitting and regulatory requirements and costs associated with the siting of new facilities and the installation, expansion, and maintenance of transmission and distribution lines.
In addition, numeric nutrient water quality standards promulgated by the State of Florida to limit the amount of nitrogen and phosphorous allowed in state waters are in effect for the State's streams and estuaries. The impact of these standards will depend on further regulatory action in connection with their site-specific implementation through the State of Florida's National Pollutant Discharge Elimination System permitting program and Total Maximum Daily Load restoration program and cannot be determined at this time.
These proposed and final water quality regulations could result in significant additional compliance costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition.
Coal Combustion Residuals
The Company currently manages CCR at onsite storage units consisting of landfills and surface impoundments (CCR Units) at three electric generating plants in Florida and is part owner of units at generating plants located in Mississippi and Georgia operated by the respective unit's co-owner. In addition to on-site storage, the Company sells a portion of its CCR to third parties for beneficial reuse. Individual states regulate CCR and the States of Florida, Georgia, and Mississippi each have their own regulatory requirements. The Company has an inspection program in place to assist in maintaining the integrity of its coal ash surface impoundments.
On December 19, 2014, the EPA issued the Disposal of Coal Combustion Residuals from Electric Utilities final rule (CCR Rule), but has not yet published it in the Federal Register. The CCR Rule will regulate the disposal of CCR, including coal ash and gypsum, as non-hazardous solid waste in CCR Units at active generating power plants. The CCR Rule does not mandate closure of CCR Units, but includes minimum criteria for active and inactive surface impoundments containing CCR and liquids, lateral expansions of existing units, and active landfills. Failure to meet the minimum criteria can result in the mandated closure of a CCR Unit. Although the EPA does not require individual states to adopt the final criteria, states have the option to incorporate the federal criteria into their state solid waste management plans in order to regulate CCR in a manner consistent with federal standards. The EPA's final rule continues to exclude the beneficial use of CCR from regulation.
The ultimate impact of the CCR Rule cannot be determined at this time and will depend on the Company's ongoing review of the CCR Rule, the results of initial and ongoing minimum criteria assessments, and the outcome of legal challenges. The cost and timing of potential ash pond closure and ongoing monitoring activities that may be required in connection with the CCR Rule is also uncertain; however, the Company has developed a preliminary nominal dollar estimate of costs associated with closure and groundwater monitoring of ash ponds in place of approximately $62 million and ongoing post-closure care of approximately $11 million. The Company has previously recorded asset retirement obligations (ARO) associated with ash ponds of $6 million, or $11 million on a nominal dollar basis, based on existing state requirements. During 2015, the Company will record AROs for any incremental estimated closure costs resulting from acceleration in the timing of any currently planned closures and for differences

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Gulf Power Company 2014 Annual Report

between existing state requirements and the requirements of the CCR Rule. The Company's results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates.
Environmental Remediation
The Company must comply with other environmental laws and regulations that cover the handling and disposal of waste and releases of hazardous substances. Under these various laws and regulations, the Company could incur substantial costs to clean up properties. The Company conducts studies to determine the extent of any required cleanup and has recognized in its financial statements the costs to clean up known impacted sites. Included in this amount are costs associated with remediation of the Company's substation sites. These projects have been approved by the Florida PSC for recovery through the environmental cost recovery clause; therefore, these liabilities have no impact to the Company's net income. The Company may be liable for some or all required cleanup costs for additional sites that may require environmental remediation. See Note 3 to the financial statements under "Environmental Matters – Environmental Remediation" for additional information.
Global Climate Issues
In 2014, the EPA published three sets of proposed standards that would limit CO2 emissions from new, existing, and modified or reconstructed fossil-fuel-fired electric generating units. On January 8, 2014, the EPA published proposed standards for new units, and, on June 18, 2014, the EPA published proposed standards governing existing units, known as the Clean Power Plan, and separate standards governing CO2 emissions from modified and reconstructed units. The EPA's proposed Clean Power Plan establishes guidelines for states to develop plans to address CO2 emissions from existing fossil fuel-fired electric generating units. The EPA's proposed guidelines establish state-specific interim and final CO2 emission rate goals to be achieved between 2020 and 2029 and in 2030 and thereafter. The proposed guidelines and standards could result in operational restrictions and material compliance costs, including capital expenditures, which could affect future unit retirement and replacement decisions. The Company's results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates or through market-based contracts.
The Southern Company system filed comments on the EPA's proposed Clean Power Plan on December 1, 2014. These comments addressed legal and technical issues in addition to providing a preliminary estimated cost of complying with the proposed guidelines utilizing one of the EPA's compliance scenarios. Costs associated with this proposal could be significant to the utility industry and the Southern Company system. However, the ultimate financial and operational impact of the proposed Clean Power Plan on the Southern Company system cannot be determined at this time and will depend upon numerous known and unknown factors. Some of the unknown factors include: the structure, timing, and content of the EPA's final guidelines; individual state implementation of these guidelines, including the potential that state plans impose different standards; additional rulemaking activities in response to legal challenges and related court decisions; the impact of future changes in generation and emissions-related technology and costs; the impact of future decisions regarding unit retirement and replacement, including the type and amount of any such replacement capacity; and the time periods over which compliance will be required.
Over the past several years, the U.S. Congress has also considered many proposals to reduce greenhouse gas emissions, mandate renewable or clean energy, and impose energy efficiency standards. Such proposals are expected to continue to be considered by the U.S. Congress. International climate change negotiations under the United Nations Framework Convention on Climate Change are also continuing.
The EPA's greenhouse gas reporting rule requires annual reporting of CO2 equivalent emissions in metric tons for a company's operational control of facilities. Based on ownership or financial control of facilities, the Company's 2013 greenhouse gas emissions were approximately 8 million metric tons of CO2 equivalent. The preliminary estimate of the Company's 2014 greenhouse gas emissions on the same basis is approximately 10 million metric tons of CO2 equivalent. The level of greenhouse gas emissions from year to year will depend on the level of generation, the mix of fuel sources, and other factors.
Retail Regulatory Matters
The Company's rates and charges for service to retail customers are subject to the regulatory oversight of the Florida PSC. The Company's rates are a combination of base rates and several separate cost recovery clauses for specific categories of costs. These separate cost recovery clauses address such items as fuel and purchased energy costs, purchased power capacity costs, energy conservation and demand side management programs, and the costs of compliance with environmental laws and regulations. Costs not addressed through one of the specific cost recovery clauses are recovered through the Company's base rates. See Note 3 to the financial statements under "Retail Regulatory Matters" for additional information.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Gulf Power Company 2014 Annual Report

Retail Base Rate Case
In December 2013, the Florida PSC voted to approve the Settlement Agreement among the Company and all of the intervenors to the docketed proceeding with respect to the Company's request to increase retail base rates. Under the terms of the Settlement Agreement, the Company (1) increased base rates designed to produce an additional $35 million in annual revenues effective January 2014 and subsequently increased base rates designed to produce an additional $20 million in annual revenues effective January 2015; (2) continued its current authorized retail ROE midpoint (10.25%) and range (9.25% – 11.25%); and (3) will accrue a return similar to AFUDC on certain transmission system upgrades placed into service after January 2014 until the next base rate adjustment date or January 1, 2017, whichever comes first.
The Settlement Agreement also provides that the Company may reduce depreciation expense and record a regulatory asset that will be included as an offset to the other cost of removal regulatory liability in an aggregate amount up to $62.5 million between January 2014 and June 2017. In any given month, such depreciation expense reduction may not exceed the amount necessary for the ROE, as reported to the Florida PSC monthly, to reach the midpoint of the authorized ROE range then in effect. Recovery of the regulatory asset will occur over a period to be determined by the Florida PSC in the Company's next base rate case or next depreciation and dismantlement study proceeding, whichever comes first. The Company recognized an $8.4 million reduction in depreciation expense in 2014.
Cost Recovery Clauses
On October 22, 2014, the Florida PSC approved the Company's annual rate clause request for its fuel, purchased power capacity, environmental, and energy conservation cost recovery factors for 2015. The net effect of the approved changes is an expected $41.2 million increase in annual revenue for 2015. The increased revenues will not have a significant impact on net income since most of the revenues will be offset by expenses.
Revenues for all cost recovery clauses, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, changes in the billing factor for fuel and purchased power will have no significant effect on the Company's revenues or net income, but will affect annual cash flow. The recovery provisions for environmental compliance and energy conservation include related expenses and a return on net average investment. See Note 1 to the financial statements under "Revenues" for additional information.
Income Tax Matters
Bonus Depreciation
On December 19, 2014, the Tax Increase Prevention Act of 2014 (TIPA) was signed into law. The TIPA retroactively extended several tax credits through 2014 and extended 50% bonus depreciation for property placed in service in 2014 (and for certain long-term production-period projects to be placed in service in 2015). The extension of 50% bonus depreciation had a positive impact on the Company's cash flows and, combined with bonus depreciation allowed in 2014 under the American Taxpayer Relief Act of 2012, resulted in approximately $25 million of positive cash flows for the 2014 tax year. The estimated cash flow benefit of bonus depreciation related to TIPA is expected to be approximately $65 million to $70 million for the 2015 tax year.
Other Matters
The Company is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, the Company is subject to certain claims and legal actions arising in the ordinary course of business. The Company's business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements, such as air quality and water standards, has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters. The ultimate outcome of such pending or potential litigation against the Company cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on the Company's financial statements. See Note 3 to the financial statements for a discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Gulf Power Company 2014 Annual Report

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
Electric Utility Regulation
The Company is subject to retail regulation by the Florida PSC. The Florida PSC sets the rates the Company is permitted to charge customers based on allowable costs. The Company is also subject to cost-based regulation by the FERC with respect to wholesale transmission rates. As a result, the Company applies accounting standards which require the financial statements to reflect the effects of rate regulation. Through the ratemaking process, the regulators may require the inclusion of costs or revenues in periods different than when they would be recognized by a non-regulated company. This treatment may result in the deferral of expenses and the recording of related regulatory assets based on anticipated future recovery through rates or the deferral of gains or creation of liabilities and the recording of related regulatory liabilities. The application of the accounting standards has a further effect on the Company's financial statements as a result of the estimates of allowable costs used in the ratemaking process. These estimates may differ from those actually incurred by the Company; therefore, the accounting estimates inherent in specific costs such as depreciation, AROs, and pension and postretirement benefits have less of a direct impact on the Company's results of operations and financial condition than they would on a non-regulated company.
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
Contingent Obligations
The Company is subject to a number of federal and state laws and regulations, as well as other factors and conditions that subject it to environmental, litigation, and other risks. See FUTURE EARNINGS POTENTIAL herein and Note 3 to the financial statements for more information regarding certain of these contingencies. The Company periodically evaluates its exposure to such risks and, in accordance with GAAP, records reserves for those matters where a non-tax-related loss is considered probable and reasonably estimable. The adequacy of reserves can be significantly affected by external events or conditions that can be unpredictable; thus, the ultimate outcome of such matters could materially affect the Company's financial position, results of operations, or cash flows.
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
For purposes of its December 31, 2014 measurement date, the Company adopted new mortality tables for its pension plans and retiree life and medical plans, which reflect increased life expectancies in the U.S. The adoption of new mortality tables increased

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Gulf Power Company 2014 Annual Report

the projected benefit obligations for the Company's pension plans and other postretirement benefit plans by approximately $29.6 million and $2.6 million, respectively. The adoption of new mortality tables will increase net periodic costs related to the Company's pension plans and other postretirement benefit plans in 2015 by $3.9 million and $0.1 million, respectively.
A 25 basis point change in any significant assumption (discount rate, salaries, or long-term return on plan assets) would result in a $1.6 million or less change in total annual benefit expense and a $22.0 million or less change in projected obligations.
Recently Issued Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board issued ASC 606, Revenue from Contracts with Customers. ASC 606 revises the accounting for revenue recognition and is effective for fiscal years beginning after December 15, 2016. The Company continues to evaluate the requirements of ASC 606. The ultimate impact of the new standard has not yet been determined.
FINANCIAL CONDITION AND LIQUIDITY
Overview
The Company's financial condition remained stable at December 31, 2014. The Company's cash requirements primarily consist of funding ongoing operations, common stock dividends, capital expenditures, and debt maturities. Capital expenditures and other investing activities include investments to meet projected long-term demand requirements, to comply with environmental regulations, and for restoration following major storms. Operating cash flows provide a substantial portion of the Company's cash needs. For the three-year period from 2015 through 2017, the Company's projected common stock dividends, capital expenditures, and debt maturities are expected to exceed operating cash flows. Projected capital expenditures in that period are primarily to maintain existing generation facilities, to add environmental equipment for existing generating units, and to expand and improve transmission and distribution facilities. The Company plans to finance future cash needs in excess of its operating cash flows primarily through debt and equity issuances and through equity contributions from Southern Company. The Company intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See "Sources of Capital," "Financing Activities," and "Capital Requirements and Contractual Obligations" herein for additional information.
The Company's investments in the qualified pension plan increased in value as of December 31, 2014 as compared to December 31, 2013. In December 2014, the Company voluntarily contributed $30.0 million to the qualified pension plan. No mandatory contributions to the qualified pension plan are anticipated for the year ending December 31, 2015. See Note 2 to the financial statements under "Pension Plans" for additional information.
Net cash provided from operating activities totaled $343.1 million in 2014, an increase of $13.4 million from 2013, primarily due to changes in cash flows related to clause recovery and a decrease in fossil fuel stock. This increase was partially offset by decreases in cash flows associated with pension, post-retirement and other employee benefits, and deferred income taxes.
In 2013, net cash provided from operating activities totaled $329.7 million, a decrease of $89.5 million from 2012, primarily due to decreases in deferred income taxes related to bonus depreciation and lower recovery of fuel costs which moved from an over recovered to an under recovered position. These decreases were partially offset by increases in cash flow related to reductions in fossil fuel stock.
Net cash used for investing activities totaled $357.7 million, $306.6 million, and $348.6 million for 2014, 2013, and 2012, respectively. The changes in cash used for investing activities were primarily due to gross property additions to utility plant of $360.9 million, $304.8 million, and $325.2 million for 2014, 2013, and 2012, respectively. Funds for the Company's property additions were provided by operating activities, capital contributions, and other financing activities.
Net cash provided from financing activities totaled $31.5 million for 2014. Net cash used for financing activities totaled $33.6 million and $55.8 million for 2013 and 2012, respectively. The $65.1 million increase in cash from financing activities in 2014 was primarily due to the issuance of long-term debt and common stock, partially offset by the payment of common stock dividends, the redemption of long-term debt and a decrease to notes payable. The decreases of cash used in 2013 and 2012 were primarily for the payment of common stock dividends and redemptions of long-term debt, partially offset by issuances of stock to Southern Company and issuances of long-term debt. Fluctuations in cash flow from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes in 2014 included increases of $231.3 million in property, plant, and equipment, primarily due to additions in generation, transmission, and distribution facilities, $211.4 million in long-term debt, $75.6 million in other regulatory assets, deferred, related to pension and other postretirement benefits, $55.7 million in other regulatory assets primarily related to an increase in contract hedges, $50.0 million in common stock issued to Southern Company, and $44.4 million in

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Gulf Power Company 2014 Annual Report

employee benefit obligations as a result of changes in the actuarial assumptions. Decreases included $75.0 million in securities due within one year.
The Company's ratio of common equity to total capitalization, including short-term debt, was 44.6% in 2014 and 44.9% in 2013. See Note 6 to the financial statements for additional information.
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
The Company's current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate significantly due to the seasonality of the business. The Company has substantial cash flow from operating activities and access to the capital markets and financial institutions to meet short-term liquidity needs, including its commercial paper program which is supported by bank credit facilities.
At December 31, 2014, the Company had approximately $38.6 million of cash and cash equivalents. Committed credit arrangements with banks at December 31, 2014 were as follows:

Expires					Executable Term-Loans		Due Within One Year
2015	2016	2017	Total	Unused	One Year	Two Years	Term Out	No Term Out
(in millions)
$80	$165	$30	$275	$275	$50	$—	$50	$30
See Note 6 to the financial statements under "Bank Credit Arrangements" for additional information.
Most of these bank credit arrangements contain covenants that limit debt levels and contain cross default provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the Company. Such cross default provisions to other indebtedness would trigger an event of default if the Company defaulted on indebtedness or guarantee obligations over a specified threshold. The Company is currently in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings. Subject to applicable market conditions, the Company expects to renew its bank credit arrangements as needed, prior to expiration.
Most of the unused credit arrangements with banks is allocated to provide liquidity support to the Company's variable rate pollution control revenue bonds and commercial paper program. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of December 31, 2014 was approximately $69.3 million. At December 31, 2014, the Company had $78.0 million of fixed rate pollution control revenue bonds outstanding that were required to be remarketed within the next 12 months.
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

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Gulf Power Company 2014 Annual Report

Details of short-term borrowings were as follows:

	Short-term Debt at the End of the Period		Short-term Debt During the Period (a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
December 31, 2014:
Commercial paper	$110	0.3%	$85	0.2%	$145
December 31, 2013:
Commercial paper	$136	0.2%	$92	0.2%	$173
Short-term bank debt	—	N/A	11	1.2%	125
Total	$136	0.2%	$103	0.3%
December 31, 2012:
Commercial paper	$124	0.3%	$69	0.3%	$124

(a)	Average and maximum amounts are based upon daily balances during the year.
The Company believes the need for working capital can be adequately met by utilizing the commercial paper program, lines of credit, and cash.
Financing Activities
In January 2014, the Company issued 500,000 shares of common stock to Southern Company and realized proceeds of $50.0 million. The proceeds were used to repay a portion of the Company's short-term debt and for other general corporate purposes, including the Company's continuous construction program.
In April 2014, the Company executed a loan agreement with Mississippi Business Finance Corporation (MBFC) related to MBFC's issuance of $29.075 million aggregate principal amount of Pollution Control Revenue Refunding Bonds, First Series 2014 (Gulf Power Company Project) due April 1, 2044 for the benefit of the Company. The proceeds were used to redeem $29.075 million aggregate principal amount of MBFC Pollution Control Revenue Refunding Bonds, Series 2003 (Gulf Power Company Project).
In June 2014, the Company reoffered to the public $13 million aggregate principal amount of MBFC Solid Waste Disposal Facilities Revenue Refunding Bonds, Series 2012 (Gulf Power Company Project), which had been previously purchased and held by the Company since December 2013.
In September 2014, the Company issued $200 million aggregate principal amount of Series 2014A 4.55% Senior Notes due October 1, 2044. The proceeds were used to repay a portion of the Company's outstanding short-term indebtedness, for general corporate purposes, including the Company's continuous construction program, and for repayment at maturity $75 million aggregate principal amount of the Company's Series K 4.90% Senior Notes due October 1, 2014.
Subsequent to December 31, 2014, the Company issued 200,000 shares of common stock to Southern Company and realized proceeds of $20 million. The proceeds were used to repay a portion of the Company's short-term debt and for other general corporate purposes, including the Company's continuous construction program.
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
Gulf Power Company 2014 Annual Report

Credit Rating Risk
The Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, and energy price risk management. The maximum potential collateral requirements under these contracts at December 31, 2014 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB- and/or Baa3	$74
Below BBB- and/or Baa3	447
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
To mitigate future exposure to changes in interest rates, the Company may enter into derivatives which are designated as hedges. The weighted average interest rate on $69.3 million of outstanding variable rate long-term debt that has not been hedged at January 1, 2015 was .02%. If the Company sustained a 100 basis point change in interest rates for all variable rate long-term debt, the change would affect annualized interest expense by approximately $0.7 million at January 1, 2015. See Note 1 to the financial statements under "Financial Instruments" and Note 10 to the financial statements for additional information.
To mitigate residual risks relative to movements in fuel and electricity prices, the Company enters into financial hedge contracts for natural gas purchases and physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. The Company continues to manage a fuel-hedging program implemented per the guidelines of the Florida PSC and the actual cost of fuel is recovered through the retail fuel clause. The Company had no material change in market risk exposure for the year ended December 31, 2014 when compared to the year ended December 31, 2013.
The changes in fair value of energy-related derivative contracts are substantially attributable to both the volume and the price of natural gas. For the years ended December 31, the changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, were as follows:

	2014 Changes	2013 Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(10)	$(23)
Contracts realized or settled	(3)	13
Current period changes(a)	(59)	—
Contracts outstanding at the end of the period, assets (liabilities), net	$(72)	$(10)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Gulf Power Company 2014 Annual Report

The net hedge volumes of energy-related derivative contracts for the years ended December 31 were as follows:

	2014	2013
	mmBtu Volume
	(in millions)
Commodity – Natural gas swaps	85	87
Commodity – Natural gas options	—	2
Total hedge volume	85	89
The weighted average swap contract cost above market prices was approximately $0.80 per mmBtu as of December 31, 2014 and $0.12 per mmBtu as of December 31, 2013. The change in option fair value is primarily attributable to the volatility of the market and the underlying change in the natural gas price. Natural gas settlements are recovered through the Company's fuel cost recovery clause.
At December 31, 2014 and 2013, substantially all of the Company's energy-related derivative contracts were designated as regulatory hedges and were related to the Company's fuel-hedging program. Therefore, gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery clause. Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred and were not material for any year presented and the actual cost of fuel is recovered through the retail fuel clause.
The Company uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note 9 to the financial statements for further discussion of fair value measurements. The maturities of the energy-related derivative contracts, which are all Level 2 of the fair value hierarchy, at December 31, 2014 were as follows:

	Fair Value Measurements December 31, 2014
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(72)	(37)	(33)	(2)
Level 3	—	—	—	—
Fair value of contracts outstanding at end of period	$(72)	$(37)	$(33)	$(2)
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
Capital Requirements and Contractual Obligations
The construction program of the Company is currently estimated to be $263 million for 2015, $186 million for 2016, and $168 million for 2017. Capital expenditures to comply with environmental statutes and regulations included in these amounts are estimated to be $127 million, $39 million, and $38 million for 2015, 2016, and 2017, respectively. These amounts include capital expenditures related to contractual purchase commitments for capital expenditures covered under long-term service agreements. These estimated expenditures do not include any potential compliance costs that may arise from the EPA's proposed rules that would limit CO2 emissions from new, existing, and modified or reconstructed fossil-fuel-fired electric generating units. See FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" for additional information.
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
Gulf Power Company 2014 Annual Report

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

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Gulf Power Company 2014 Annual Report

Contractual Obligations

	2015	2016- 2017	2018- 2019	After 2019	Total
	(in thousands)
Long-term debt(a) –
Principal	$—	$195,000	$—	$1,183,955	$1,378,955
Interest	57,546	109,262	93,402	853,213	1,113,423
Financial derivative obligations(b)	36,934	32,938	2,563	—	72,435
Preference stock dividends(c)	9,003	18,006	18,006	—	45,015
Operating leases(d)	15,239	16,624	—	—	31,863
Unrecognized tax benefits(e)	46	—	—	—	46
Purchase commitments –
Capital(f)	262,814	326,536	—	—	589,350
Fuel(g)	276,437	349,155	255,854	145,535	1,026,981
Purchased power(h)	92,395	183,929	182,929	315,331	774,584
Other(i)	16,498	20,616	15,820	43,145	96,079
Pension and other postretirement benefit plans(j)	4,716	10,061	—	—	14,777
Total	$771,628	$1,262,127	$568,574	$2,541,179	$5,143,508

(a)
All amounts are reflected based on final maturity dates. The Company plans to continue to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit. Variable rate interest obligations are estimated based on rates as of January 1, 2015, as reflected in the statements of capitalization. Fixed rates include, where applicable, the effects of interest rate derivatives employed to manage interest rate risk.

(b)	For additional information, see Notes 1 and 10 to the financial statements.

(c)	Preference stock does not mature; therefore, amounts are provided for the next five years only.

(d)	Excludes a PPA accounted for as a lease and is included in purchased power.

(e)	See Note 5 to the financial statements under "Unrecognized Tax Benefits" for additional information.

(f)
The Company provides estimated capital expenditures for a three-year period, including capital expenditures and compliance costs associated with environmental regulations. These amounts exclude capital expenditures covered under long-term service agreements, which are reflected in Other. At December 31, 2014, significant purchase commitments were outstanding in connection with the construction program. See FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations" for additional information.

(g)
Includes commitments to purchase coal and natural gas, as well as the related transportation and storage. In most cases, these contracts contain provisions for price escalation, minimum purchase levels, and other financial commitments. Natural gas purchase commitments are based on various indices at the time of delivery. Amounts reflected for natural gas purchase commitments have been estimated based on the New York Mercantile Exchange future prices at December 31, 2014.

(h)	The capacity and transmission related costs associated with PPAs are recovered through the purchased power capacity clause. See Notes 3 and 7 to the financial statements for additional information.

(i)
Includes long-term service agreements and contracts for the procurement of limestone. Long-term service agreements include price escalation based on inflation indices. Limestone costs are recovered through the environmental cost recovery clause. See Note 3 to the financial statements for additional information.

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

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Gulf Power Company 2014 Annual Report

Cautionary Statement Regarding Forward-Looking Statements
The Company's 2014 Annual Report contains forward-looking statements. Forward-looking statements include, among other things, statements concerning retail rates, economic recovery, fuel and environmental cost recovery and other rate actions, current and proposed environmental regulations and related compliance plans and estimated expenditures, access to sources of capital, projections for the qualified pension plan and postretirement benefit plan contributions, financing activities, start and completion of construction projects, filings with state and federal regulatory authorities, impact of the TIPA, estimated sales and purchases under power sale and purchase agreements, and estimated construction and other plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

•
the impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, environmental laws including regulation of water, CCR, and emissions of sulfur, nitrogen, CO2, soot, particulate matter, hazardous air pollutants, including mercury, and other substances, and also changes in tax and other laws and regulations to which the Company is subject, as well as changes in application of existing laws and regulations;

•	current and future litigation, regulatory investigations, proceedings, or inquiries, including pending EPA civil action against the Company and IRS and state tax audits;

•	the effects, extent, and timing of the entry of additional competition in the markets in which the Company operates;

•
variations in demand for electricity, including those relating to weather, the general economy and recovery from the last recession, population and business growth (and declines), the effects of energy conservation and efficiency measures, including from the development and deployment of alternative energy sources such as self-generation and distributed generation technologies, and any potential economic impacts resulting from federal fiscal decisions;

•	available sources and costs of fuels;

•	effects of inflation;

•
the ability to control costs and avoid cost overruns during the development and construction of facilities, to construct facilities in accordance with the requirements of permits and licenses, and to satisfy any operational and environmental performance standards;

•	investment performance of the Company's employee and retiree benefit plans;

•	advances in technology;

•	state and federal rate regulations and the impact of pending and future rate cases and negotiations, including rate actions relating to fuel and other cost recovery mechanisms;

•	the ability to successfully operate generating, transmission, and distribution facilities and the successful performance of necessary corporate functions;

•	internal restructuring or other restructuring options that may be pursued;

•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to the Company;

•	the ability of counterparties of the Company to make payments as and when due and to perform as required;

•	the ability to obtain new short- and long-term contracts with wholesale customers;

•	the direct or indirect effect on the Company's business resulting from cyber intrusion or terrorist incidents and the threat of terrorist incidents;

•	interest rate fluctuations and financial market conditions and the results of financing efforts;

•	changes in the Company's credit ratings, including impacts on interest rates, access to capital markets, and collateral requirements;

•	the impacts of any sovereign financial issues, including impacts on interest rates, access to capital markets, impacts on currency exchange rates, counterparty performance, and the economy in general;

•	the ability of the Company to obtain additional generating capacity at competitive prices;

•	catastrophic events such as fires, earthquakes, explosions, floods, hurricanes and other storms, droughts, pandemic health events such as influenzas, or other similar occurrences;

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Gulf Power Company 2014 Annual Report

•	the direct or indirect effects on the Company's business resulting from incidents affecting the U.S. electric grid or operation of generating resources;

•	the effect of accounting pronouncements issued periodically by standard-setting bodies; and

•	other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed by the Company from time to time with the SEC.
The Company expressly disclaims any obligation to update any forward-looking statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF INCOME
For the Years Ended December 31, 2014, 2013, and 2012
Gulf Power Company 2014 Annual Report

	2014	2013	2012
	(in thousands)
Operating Revenues:
Retail revenues	$1,266,540	$1,170,000	$1,144,471
Wholesale revenues, non-affiliates	129,151	109,386	106,881
Wholesale revenues, affiliates	130,107	99,577	123,636
Other revenues	64,684	61,338	64,774
Total operating revenues	1,590,482	1,440,301	1,439,762
Operating Expenses:
Fuel	604,641	532,791	544,936
Purchased power, non-affiliates	81,993	52,443	51,421
Purchased power, affiliates	25,246	32,835	22,665
Other operations and maintenance	341,214	309,865	314,195
Depreciation and amortization	145,026	149,009	141,038
Taxes other than income taxes	111,147	98,355	97,313
Total operating expenses	1,309,267	1,175,298	1,171,568
Operating Income	281,215	265,003	268,194
Other Income and (Expense):
Allowance for equity funds used during construction	12,021	6,448	5,221
Interest income	90	369	1,408
Interest expense, net of amounts capitalized	(53,234)	(56,025)	(60,250)
Other income (expense), net	(2,851)	(3,994)	(3,227)
Total other income and (expense)	(43,974)	(53,202)	(56,848)
Earnings Before Income Taxes	237,241	211,801	211,346
Income taxes	88,062	79,668	79,211
Net Income	149,179	132,133	132,135
Dividends on Preference Stock	9,003	7,704	6,203
Net Income After Dividends on Preference Stock	$140,176	$124,429	$125,932
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2014, 2013, and 2012
Gulf Power Company 2014 Annual Report

	2014	2013	2012
	(in thousands)
Net Income	$149,179	$132,133	$132,135
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $234, $297, and $360, respectively	372	472	573
Total other comprehensive income (loss)	372	472	573
Comprehensive Income	$149,551	$132,605	$132,708
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013, and 2012
Gulf Power Company 2014 Annual Report

	2014	2013	2012
	(in thousands)
Operating Activities:
Net income	$149,179	$132,133	$132,135
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	152,670	155,798	147,723
Deferred income taxes	65,330	77,069	174,305
Allowance for equity funds used during construction	(12,021)	(6,448)	(5,221)
Pension, postretirement, and other employee benefits	(23,305)	11,422	(8,109)
Stock based compensation expense	1,928	1,749	1,647
Other, net	(1,233)	5,865	4,518
Changes in certain current assets and liabilities —
-Receivables	(17,178)	(49,051)	8,713
-Fossil fuel stock	33,603	19,468	(6,144)
-Materials and supplies	(721)	(1,570)	(3,035)
-Prepaid income taxes	(19,179)	15,526	355
-Other current assets	(883)	682	417
-Accounts payable	8,279	(6,964)	(5,195)
-Accrued taxes	(1,924)	(4,759)	(4,705)
-Accrued compensation	11,237	(3,309)	481
-Over recovered regulatory clause revenues	—	(17,092)	(10,858)
-Other current liabilities	(2,704)	(782)	(7,837)
Net cash provided from operating activities	343,078	329,737	419,190
Investing Activities:
Property additions	(348,305)	(292,914)	(313,257)
Cost of removal net of salvage	(12,932)	(13,827)	(28,993)
Construction payables	11,574	6,796	1,161
Payments pursuant to long-term service agreements	(8,012)	(7,109)	(8,119)
Other investing activities	(19)	496	656
Net cash used for investing activities	(357,694)	(306,558)	(348,552)
Financing Activities:
Increase (decrease) in notes payable, net	(25,900)	12,108	16,075
Proceeds —
Common stock issued to parent	50,000	40,000	40,000
Capital contributions from parent company	4,037	2,987	2,106
Preference stock	—	50,000	—
Pollution control revenue bonds	42,075	63,000	13,000
Senior notes	200,000	90,000	100,000
Redemptions —
Pollution control revenue bonds	(29,075)	(76,000)	(13,000)
Senior notes	(75,000)	(90,000)	(91,363)
Payment of preference stock dividends	(9,003)	(7,004)	(6,203)
Payment of common stock dividends	(123,200)	(115,400)	(115,800)
Other financing activities	(2,457)	(3,284)	(614)
Net cash provided from (used for) financing activities	31,477	(33,593)	(55,799)
Net Change in Cash and Cash Equivalents	16,861	(10,414)	14,839
Cash and Cash Equivalents at Beginning of Year	21,753	32,167	17,328
Cash and Cash Equivalents at End of Year	$38,614	$21,753	$32,167
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $5,373, $3,421 and $2,500 capitalized, respectively)	$48,030	$53,401	$58,255
Income taxes (net of refunds)	44,125	(10,727)	(96,639)
Noncash transactions — accrued property additions at year-end	41,526	31,546	27,369
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

BALANCE SHEETS
At December 31, 2014 and 2013
Gulf Power Company 2014 Annual Report

Assets	2014	2013
	(in thousands)
Current Assets:
Cash and cash equivalents	$38,614	$21,753
Receivables —
Customer accounts receivable	73,000	64,884
Unbilled revenues	58,268	57,282
Under recovered regulatory clause revenues	57,153	48,282
Other accounts and notes receivable	8,145	8,620
Affiliated companies	9,867	8,259
Accumulated provision for uncollectible accounts	(2,087)	(1,131)
Fossil fuel stock, at average cost	101,447	135,050
Materials and supplies, at average cost	55,656	54,935
Other regulatory assets, current	74,242	18,536
Prepaid expenses	39,673	33,186
Other current assets	1,711	6,120
Total current assets	515,689	455,776
Property, Plant, and Equipment:
In service	4,494,953	4,363,664
Less accumulated provision for depreciation	1,295,714	1,211,336
Plant in service, net of depreciation	3,199,239	3,152,328
Construction work in progress	465,033	280,626
Total property, plant, and equipment	3,664,272	3,432,954
Other Property and Investments	15,148	15,314
Deferred Charges and Other Assets:
Deferred charges related to income taxes	55,931	50,597
Prepaid pension costs	—	11,533
Other regulatory assets, deferred	416,028	340,415
Other deferred charges and assets	41,191	30,982
Total deferred charges and other assets	513,150	433,527
Total Assets	$4,708,259	$4,337,571
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

BALANCE SHEETS
At December 31, 2014 and 2013
Gulf Power Company 2014 Annual Report

Liabilities and Stockholder's Equity	2014	2013
	(in thousands)
Current Liabilities:
Securities due within one year	$—	$75,000
Notes payable	109,977	135,878
Accounts payable —
Affiliated	87,397	76,897
Other	55,848	47,038
Customer deposits	35,094	34,433
Accrued taxes —
Accrued income taxes	46	45
Other accrued taxes	9,201	7,486
Accrued interest	10,686	10,272
Accrued compensation	22,894	11,657
Deferred capacity expense, current	21,988	—
Other regulatory liabilities, current	566	13,408
Liabilities from risk management activities	36,934	6,470
Other current liabilities	22,386	22,972
Total current liabilities	413,017	441,556
Long-Term Debt (See accompanying statements)	1,369,594	1,158,163
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	799,723	734,355
Accumulated deferred investment tax credits	2,783	4,055
Employee benefit obligations	120,752	76,338
Deferred capacity expense	163,077	180,149
Other cost of removal obligations	234,587	228,148
Other regulatory liabilities, deferred	48,556	56,051
Other deferred credits and liabilities	100,076	77,126
Total deferred credits and other liabilities	1,469,554	1,356,222
Total Liabilities	3,252,165	2,955,941
Preference Stock (See accompanying statements)	146,504	146,504
Common Stockholder's Equity (See accompanying statements)	1,309,590	1,235,126
Total Liabilities and Stockholder's Equity	$4,708,259	$4,337,571
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF CAPITALIZATION
At December 31, 2014 and 2013
Gulf Power Company 2014 Annual Report

	2014	2013	2014	2013
	(in thousands)		(percent of total)
Long-Term Debt:
Long-term notes payable —
4.90% due 2014	—	75,000
5.30% due 2016	110,000	110,000
5.90% due 2017	85,000	85,000
3.10% to 5.75% due 2020-2051	875,000	675,000
Total long-term notes payable	1,070,000	945,000
Other long-term debt —
Pollution control revenue bonds —
0.55% to 6.00% due 2022-2049	239,625	226,625
Variable rates (0.02% to 0.04% at 1/1/15) due 2022-2039	69,330	69,330
Total other long-term debt	308,955	295,955
Unamortized debt discount	(9,361)	(7,792)
Total long-term debt (annual interest requirement — $57.5 million)	1,369,594	1,233,163
Less amount due within one year	—	75,000
Long-term debt excluding amount due within one year	1,369,594	1,158,163	48.5%	45.6%
Preferred and Preference Stock:
Authorized — 20,000,000 shares — preferred stock
— 10,000,000 shares — preference stock
Outstanding — $100 par or stated value
— 6% preference stock — 550,000 shares (non-cumulative)	53,886	53,886
— 6.45% preference stock — 450,000 shares (non-cumulative)	44,112	44,112
— 5.60% preference stock — 500,000 shares (non-cumulative)	48,506	48,506
Total preference stock (annual dividend requirement — $9.0 million)	146,504	146,504	5.2	5.8
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 20,000,000 shares
Outstanding — 2014: 5,442,717 shares
— 2013: 4,942,717 shares	483,060	433,060
Paid-in capital	559,797	552,681
Retained earnings	267,470	250,494
Accumulated other comprehensive loss	(737)	(1,109)
Total common stockholder's equity	1,309,590	1,235,126	46.3	48.6
Total Capitalization	$2,825,688	$2,539,793	100.0%	100.0%
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2014, 2013, and 2012
Gulf Power Company 2014 Annual Report

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance at December 31, 2011	4,143	$353,060	$542,709	$231,333	$(2,154)	$1,124,948
Net income after dividends on preference stock	—	—	—	125,932	—	125,932
Issuance of common stock	400	40,000	—	—	—	40,000
Capital contributions from parent company	—	—	5,089	—	—	5,089
Other comprehensive income (loss)	—	—	—	—	573	573
Cash dividends on common stock	—	—	—	(115,800)	—	(115,800)
Balance at December 31, 2012	4,543	393,060	547,798	241,465	(1,581)	1,180,742
Net income after dividends on preference stock	—	—	—	124,429	—	124,429
Issuance of common stock	400	40,000	—	—	—	40,000
Capital contributions from parent company	—	—	4,883	—	—	4,883
Other comprehensive income (loss)	—	—	—	—	472	472
Cash dividends on common stock	—	—	—	(115,400)	—	(115,400)
Balance at December 31, 2013	4,943	433,060	552,681	250,494	(1,109)	1,235,126
Net income after dividends on preference stock	—	—	—	140,176	—	140,176
Issuance of common stock	500	50,000	—	—	—	50,000
Capital contributions from parent company	—	—	7,116	—	—	7,116
Other comprehensive income (loss)	—	—	—	—	372	372
Cash dividends on common stock	—	—	—	(123,200)	—	(123,200)
Balance at December 31, 2014	5,443	$483,060	$559,797	$267,470	$(737)	$1,309,590
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

NOTES TO FINANCIAL STATEMENTS
Gulf Power Company 2014 Annual Report

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
Gulf Power Company (the Company) is a wholly-owned subsidiary of The Southern Company (Southern Company), which is the parent company of four traditional operating companies, as well as Southern Power, SCS, SouthernLINC Wireless, Southern Company Holdings, Inc. (Southern Holdings), Southern Nuclear, and other direct and indirect subsidiaries. The traditional operating companies – the Company, Alabama Power, Georgia Power, and Mississippi Power – are vertically integrated utilities providing electric service in four Southeastern states. The Company operates as a vertically integrated utility providing electricity to retail customers in northwest Florida and to wholesale customers in the Southeast. Southern Power constructs, acquires, owns, and manages generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. SCS, the system service company, provides, at cost, specialized services to Southern Company and its subsidiary companies. SouthernLINC Wireless provides digital wireless communications for use by Southern Company and its subsidiary companies and also markets these services to the public and provides fiber cable services within the Southeast. Southern Holdings is an intermediate holding company subsidiary, primarily for Southern Company's investments in leveraged leases. Southern Nuclear operates and provides services to the Southern Company system's nuclear power plants.
The equity method is used for entities in which the Company has significant influence but does not control.
The Company is subject to regulation by the FERC and the Florida PSC. The Company follows GAAP in the U.S. and complies with the accounting policies and practices prescribed by its regulatory commissions. The preparation of financial statements in conformity with GAAP requires the use of estimates, and the actual results may differ from those estimates. Certain prior years' data presented in the financial statements have been reclassified to conform to the current year presentation.
Recently Issued Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board issued ASC 606, Revenue from Contracts with Customers. ASC 606 revises the accounting for revenue recognition and is effective for fiscal years beginning after December 15, 2016. The Company continues to evaluate the requirements of ASC 606. The ultimate impact of the new standard has not yet been determined.
Affiliate Transactions
The Company has an agreement with SCS under which the following services are rendered to the Company at direct or allocated cost: general and design engineering, operations, purchasing, accounting, finance and treasury, tax, information technology, marketing, auditing, insurance and pension administration, human resources, systems and procedures, digital wireless communications, and other services with respect to business and operations, construction management, and power pool transactions. Costs for these services amounted to $79.6 million, $78.4 million, and $95.9 million during 2014, 2013, and 2012, respectively. Cost allocation methodologies used by SCS prior to the repeal of the Public Utility Holding Company Act of 1935, as amended, were approved by the SEC. Subsequently, additional cost allocation methodologies have been reported to the FERC and management believes they are reasonable. The FERC permits services to be rendered at cost by system service companies.
The Company has operating agreements with Georgia Power and Mississippi Power under which the Company owns a portion of Plant Scherer and Plant Daniel, respectively. Georgia Power operates Plant Scherer and Mississippi Power operates Plant Daniel. The Company reimbursed Georgia Power $8.7 million, $10.2 million, and $6.9 million and Mississippi Power $30.5 million, $16.5 million, and $21.1 million in 2014, 2013, and 2012, respectively, for its proportionate share of related expenses. See Note 4 and Note 7 under "Operating Leases" for additional information.
The Company entered into a PPA with Southern Power for approximately 292 MWs annually from June 2009 through May 2014. Purchased power expenses associated with the PPA were $1.8 million, $14.2 million, and $14.7 million in 2014, 2013, and 2012, respectively, and fuel costs associated with the PPA were $1.7 million, $0.8 million, and $2.6 million in 2014, 2013, and 2012, respectively. These costs were approved for recovery by the Florida PSC through the Company's fuel and purchased power capacity cost recovery clauses. See Note 7 under "Fuel and Purchased Power Agreements" for additional information.
The Company had an agreement with Georgia Power under the transmission facility cost allocation tariff for delivery of power from the Company's resources in the state of Georgia. The Company reimbursed Georgia Power $1.0 million in 2014 and $2.4 million in each of the years 2013 and 2012 for its share of related expenses.
The Company has an agreement with Alabama Power under which Alabama Power has made transmission system upgrades to ensure firm delivery of energy under a non-affiliate PPA, which was entered into in 2009 for the capacity and energy from a combined cycle plant located in Autauga County, Alabama. Revenue requirement obligations to Alabama Power for these upgrades are estimated to be $132.0 million for the entire project. These costs began in July 2012 and will continue through 2023.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

The Company reimbursed Alabama Power $11.9 million, $7.9 million, and $3.0 million in 2014, 2013, and 2012, respectively, for the revenue requirements. These costs have been approved for recovery by the Florida PSC through the Company's purchased power capacity cost recovery clause and by the FERC in the transmission facilities cost allocation tariff.
The Company provides incidental services to and receives such services from other Southern Company subsidiaries which are generally minor in duration and amount. Except as described herein, the Company neither provided nor received any material services to or from affiliates in 2014, 2013, or 2012.
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
Gulf Power Company 2014 Annual Report

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
Regulatory assets and (liabilities) reflected in the balance sheets at December 31 relate to:

	2014	2013	Note
	(in thousands)
Deferred income tax charges	$53,234	$47,573	(a)
Deferred income tax charges — Medicare subsidy	3,024	3,351	(b)
Asset retirement obligations	(5,087)	(6,089)	(a,j)
Other cost of removal obligations	(242,997)	(228,148)	(a)
Regulatory asset, offset to other cost of removal	8,410	—	(m)
Deferred income tax credits	(3,872)	(5,238)	(a)
Loss on reacquired debt	15,991	16,565	(c)
Vacation pay	10,006	9,521	(d,j)
Under recovered regulatory clause revenues	52,619	45,191	(e)
Property damage reserve	(35,111)	(35,380)	(f)
Fuel-hedging (realized and unrealized) losses	73,474	17,043	(g,j)
Fuel-hedging (realized and unrealized) gains	(112)	(6,962)	(g,j)
PPA charges	185,065	180,149	(j,k)
Other regulatory assets	9,753	12,772	(l)
Environmental remediation	48,271	50,384	(h,j)
Other regulatory liabilities	(649)	(8,804)	(f,j)
Retiree benefit plans, net	147,625	68,296	(i,j)
Total regulatory assets (liabilities), net	$319,644	$160,224
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

(g)
Fuel-hedging assets and liabilities are recognized over the life of the underlying hedged purchase contracts, which generally do not exceed five years. Upon final settlement, actual costs incurred are recovered through the fuel cost recovery clause.

(h)	Recovered through the environmental cost recovery clause when the remediation is performed.

(i)	Recovered and amortized over the average remaining service period which may range up to 14 years. See Note 2 for additional information.

(j)	Not earning a return as offset in rate base by a corresponding asset or liability.

(k)	Recovered over the life of the PPA for periods up to nine years.

(l)
Comprised primarily of net book value of retired meters, deferred rate case expenses, and generation site evaluation costs. These costs are recorded and recovered or amortized as approved by the Florida PSC, generally over periods not exceeding eight years, or deferred pursuant to Florida statute while the Company continues to evaluate certain potential new generating projects.

(m) Recorded as authorized by the Florida PSC in a settlement agreement approved in December 2013. See Note 3 for additional information.
In the event that a portion of the Company's operations is no longer subject to applicable accounting rules for rate regulation, the Company would be required to write off to income or reclassify to accumulated OCI related regulatory assets and liabilities that are not specifically recoverable through regulated rates. In addition, the Company would be required to determine if any

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

impairment to other assets, including plant, exists and write down the assets, if impaired, to their fair values. All regulatory assets and liabilities are to be reflected in rates. See Note 3 under "Retail Regulatory Matters" for additional information.
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
Income and Other Taxes
The Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. Federal ITCs utilized are deferred and amortized to income over the average life of the related property and state ITCs are recognized in the period in which the credit is claimed on the state income tax return. Taxes that are collected from customers on behalf of governmental agencies to be remitted to these agencies are presented net on the statements of income.
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
The Company's property, plant, and equipment in service consisted of the following at December 31:

	2014	2013
	(in thousands)
Generation	$2,637,817	$2,607,166
Transmission	515,754	473,378
Distribution	1,156,872	1,117,024
General	182,734	164,065
Plant acquisition adjustment	1,776	2,031
Total plant in service	$4,494,953	$4,363,664
The cost of replacements of property, exclusive of minor items of property, is capitalized. The cost of maintenance, repairs, and replacement of minor items of property is charged to other operations and maintenance expenses as incurred or performed.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

Depreciation and Amortization
Depreciation of the original cost of utility plant in service is provided primarily by using composite straight-line rates, which approximated 3.6% in 2014, 2013, and 2012. Depreciation studies are conducted periodically to update the composite rates. These studies are approved by the Florida PSC and the FERC. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its original cost, together with the cost of removal, less salvage, is charged to accumulated depreciation. For other property dispositions, the applicable cost and accumulated depreciation are removed from the balance sheet accounts, and a gain or loss is recognized. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. As authorized by the Florida PSC in the settlement agreement approved in December 2013 (Settlement Agreement), the Company is allowed to reduce depreciation expense and record a regulatory asset in an aggregate amount up to $62.5 million between January 2014 and June 2017. See Note 3 herein under "Retail Regulatory Matters – Retail Base Rate Case" for additional information.
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
The liability for AROs primarily relates to the Company's combustion turbines at its Pea Ridge facility, various landfill sites, a barge unloading dock, asbestos removal, ash ponds, and disposal of polychlorinated biphenyls in certain transformers. The Company also has identified retirement obligations related to certain transmission and distribution facilities, certain wireless communication towers, and certain structures authorized by the U.S. Army Corps of Engineers. However, liabilities for the removal of these assets have not been recorded because the settlement timing for the retirement obligations related to these assets is indeterminable and, therefore, the fair value of the retirement obligations cannot be reasonably estimated. A liability for these AROs will be recognized when sufficient information becomes available to support a reasonable estimation of the ARO. The Company will continue to recognize in the statements of income allowed removal costs in accordance with its regulatory treatment. Any differences between costs recognized in accordance with accounting standards related to asset retirement and environmental obligations and those reflected in rates are recognized as either a regulatory asset or liability, as ordered by the Florida PSC, and are reflected in the balance sheets.
Details of the AROs included in the balance sheets are as follows:

	2014	2013
	(in thousands)
Balance at beginning of year	$16,184	$16,055
Liabilities incurred	—	518
Liabilities settled	(32)	(1,913)
Accretion	718	751
Cash flow revisions	(159)	773
Balance at end of year	$16,711	$16,184
The 2014 cash flow revisions are associated with asbestos and ash ponds at the Company's steam generation facilities. The 2013 cash flow revisions are associated with asbestos and an unloading dock at its generation facilities.
On December 19, 2014, the EPA issued the Disposal of Coal Combustion Residuals from Electric Utilities final rule (CCR Rule), but has not yet published it in the Federal Register. The CCR Rule will regulate the disposal of CCR, including coal ash and gypsum, as non-hazardous solid waste in landfills and surface impoundments at active generating power plants. The ultimate impact of the CCR Rule cannot be determined at this time and will depend on the Company's ongoing review of the CCR Rule, the results of initial and ongoing minimum criteria assessments, and the outcome of legal challenges. The cost and timing of potential ash pond closure and ongoing monitoring activities that may be required in connection with the CCR Rule is also uncertain; however, the Company has developed a preliminary nominal dollar estimate of costs associated with closure and groundwater monitoring of ash ponds in place of approximately $62 million and ongoing post-closure care of approximately $11 million. The Company has previously recorded AROs associated with ash ponds of $6 million, or $11 million on a nominal dollar basis, based on existing state requirements. During 2015, the Company will record AROs for any incremental estimated closure costs resulting from acceleration in the timing of any currently planned closures and for differences between existing state

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

requirements and the requirements of the CCR Rule. The Company's results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates.
Allowance for Funds Used During Construction
In accordance with regulatory treatment, the Company records AFUDC, which represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new regulated facilities. While cash is not realized currently from such allowance, AFUDC increases the revenue requirement and is recovered over the service life of the plant through a higher rate base and higher depreciation. The equity component of AFUDC is not included in calculating taxable income. The average annual AFUDC rate was 5.73% for 2014, 6.26% for 2013, and 6.72% for 2012. AFUDC, net of income taxes, as a percentage of net income after dividends on preference stock was 10.93%, 6.87%, and 5.36% for 2014, 2013, and 2012, respectively.
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
Property Damage Reserve
The Company accrues for the cost of repairing damages from major storms and other uninsured property damages, including uninsured damages to transmission and distribution facilities, generation facilities, and other property. The costs of such damage are charged to the reserve. The Florida PSC approved annual accrual to the property damage reserve is $3.5 million, with a target level for the reserve between $48.0 million and $55.0 million. The Florida PSC also authorized the Company to make additional accruals above the $3.5 million at the Company's discretion. The Company accrued total expenses of $3.5 million in each of 2014, 2013, and 2012. As of December 31, 2014 and 2013, the balance in the Company's property damage reserve totaled approximately $35.7 million and $35.4 million, respectively, which is included in deferred liabilities in the balance sheets.
When the property damage reserve is inadequate to cover the cost of major storms, the Florida PSC can authorize a storm cost recovery surcharge to be applied to customer bills. In December 2013, the Florida PSC approved the Settlement Agreement that, among other things, provides for recovery of costs associated with any tropical systems named by the National Hurricane Center through the initiation of a storm surcharge. The storm surcharge will begin, on an interim basis, 60 days following the filing of a cost recovery petition. The storm surcharge generally may not exceed $4.00/1,000 KWHs on monthly residential bills in aggregate for a calendar year. This limitation does not apply if the Company incurs in excess of $100 million in storm recovery costs that qualify for recovery in a given calendar year. This threshold amount is inclusive of the amount necessary to replenish the storm reserve to the level that existed as of December 31, 2013. See Note 3 herein under "Retail Regulatory Matters – Retail Base Rate Case" for additional details of the Settlement Agreement.
Injuries and Damages Reserve
The Company is subject to claims and lawsuits arising in the ordinary course of business. As permitted by the Florida PSC, the Company accrues for the uninsured costs of injuries and damages by charges to income amounting to $1.6 million annually. The Florida PSC has also given the Company the flexibility to increase its annual accrual above $1.6 million to the extent the balance in the reserve does not exceed $2.0 million and to defer expense recognition of liabilities greater than the balance in the reserve. The cost of settling claims is charged to the reserve. The injuries and damages reserve was $4.0 million and $3.6 million at December 31, 2014 and 2013, respectively. For 2014, $1.6 million and $2.4 million are included in current liabilities and deferred credits and other liabilities in the balance sheets, respectively. For 2013, $1.6 million and $2.0 million are included in current liabilities and deferred credits and other liabilities in the balance sheets, respectively. There were no liabilities in excess of the reserve balance at December 31, 2014 or 2013.
Cash and Cash Equivalents
For purposes of the financial statements, temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

Materials and Supplies
Generally, materials and supplies include the average cost of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, at weighted average cost when installed.
Fuel Inventory
Fuel inventory includes the average cost of oil, natural gas, coal, transportation, and emissions allowances. Fuel is charged to inventory when purchased and then expensed, at weighted average cost, as used. Fuel expense and emissions allowance costs are recovered by the Company through the fuel cost recovery and environmental cost recovery rates, respectively, approved annually by the Florida PSC. Emissions allowances granted by the EPA are included in inventory at zero cost.
Financial Instruments
The Company uses derivative financial instruments to limit exposure to fluctuations in interest rates, the prices of certain fuel purchases, and electricity purchases and sales. All derivative financial instruments are recognized as either assets or liabilities (included in "Other" or shown separately as "Risk Management Activities") and are measured at fair value. See Note 9 for additional information regarding fair value. Substantially all of the Company's bulk energy purchases and sales contracts that meet the definition of a derivative are excluded from fair value accounting requirements because they qualify for the "normal" scope exception, and are accounted for under the accrual method. Derivative contracts that qualify as cash flow hedges of anticipated transactions or are recoverable through the Florida PSC approved fuel-hedging program result in the deferral of related gains and losses in OCI or regulatory assets and liabilities, respectively, until the hedged transactions occur. Any ineffectiveness arising from cash flow hedges is recognized currently in net income. Other derivative contracts that qualify as fair value hedges are marked to market through current period income and are recorded on a net basis in the statements of income. See Note 10 for additional information regarding derivatives.
The Company does not offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement. Additionally, the Company had no outstanding collateral repayment obligations or rights to reclaim collateral arising from derivative instruments recognized at December 31, 2014.
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
2. RETIREMENT BENEFITS
The Company has a defined benefit, trusteed, pension plan covering substantially all employees. This qualified pension plan is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA). In December 2014, the Company voluntarily contributed $30 million to the qualified pension plan. No mandatory contributions to the qualified pension plan are anticipated for the year ending December 31, 2015. The Company also provides certain defined benefit pension plans for a selected group of management and highly compensated employees. Benefits under these non-qualified pension plans are funded on a cash basis. In addition, the Company provides certain medical care and life insurance benefits for retired employees through other postretirement benefit plans. The Company funds its other postretirement trusts to the extent required by the FERC. For the year ending December 31, 2015, no other postretirement trust contributions are expected.
Actuarial Assumptions
The weighted average rates assumed in the actuarial calculations used to determine both the benefit obligations as of the measurement date and the net periodic costs for the pension and other postretirement benefit plans for the following year are presented below. Net periodic benefit costs were calculated in 2011 for the 2012 plan year using discount rates for the pension plans and the other postretirement benefit plans of 4.98% and 4.88%, respectively, and an annual salary increase of 3.84%.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

	2014	2013	2012
Discount rate:
Pension plans	4.18%	5.02%	4.27%
Other postretirement benefit plans	4.04	4.86	4.06
Annual salary increase	3.59	3.59	3.59
Long-term return on plan assets:
Pension plans	8.20	8.20	8.20
Other postretirement benefit plans	8.08	8.04	8.02
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
For purposes of its December 31, 2014 measurement date, the Company adopted new mortality tables for its pension plans and retiree life and medical plans, which reflect increased life expectancies in the U.S. The adoption of new mortality tables increased the projected benefit obligations for the Company's pension plans and other postretirement benefit plans by approximately $29.6 million and $2.6 million, respectively.
An additional assumption used in measuring the accumulated other postretirement benefit obligations (APBO) was a weighted average medical care cost trend rate. The weighted average medical care cost trend rates used in measuring the APBO as of December 31, 2014 were as follows:

	Initial Cost Trend Rate	Ultimate Cost Trend Rate	Year That Ultimate Rate is Reached
Pre-65	9.00%	4.50%	2024
Post-65 medical	6.00	4.50	2024
Post-65 prescription	6.75	4.50	2024
An annual increase or decrease in the assumed medical care cost trend rate of 1% would affect the APBO and the service and interest cost components at December 31, 2014 as follows:

	1 Percent Increase	1 Percent Decrease
	(in thousands)
Benefit obligation	$3,934	$(3,334)
Service and interest costs	157	(133)

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

Pension Plans
The total accumulated benefit obligation for the pension plans was $438 million at December 31, 2014 and $353 million at December 31, 2013. Changes in the projected benefit obligations and the fair value of plan assets during the plan years ended December 31, 2014 and 2013 were as follows:

	2014	2013
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$395,328	$413,501
Service cost	10,181	11,128
Interest cost	19,433	17,321
Benefits paid	(15,635)	(14,831)
Actuarial (gain) loss	81,254	(31,791)
Balance at end of year	490,561	395,328
Change in plan assets
Fair value of plan assets at beginning of year	385,639	350,260
Actual return on plan assets	33,512	49,076
Employer contributions	31,251	1,134
Benefits paid	(15,635)	(14,831)
Fair value of plan assets at end of year	434,767	385,639
Accrued liability	$(55,794)	$(9,689)
At December 31, 2014, the projected benefit obligations for the qualified and non-qualified pension plans were $464 million and $26 million, respectively. All pension plan assets are related to the qualified pension plan.
Amounts recognized in the balance sheets at December 31, 2014 and 2013 related to the Company's pension plans consist of the following:

	2014	2013
	(in thousands)
Prepaid pension costs	$—	$11,533
Other regulatory assets, deferred	145,815	75,280
Current liabilities, other	(1,307)	(1,183)
Employee benefit obligations	(54,487)	(20,039)
Presented below are the amounts included in regulatory assets at December 31, 2014 and 2013 related to the defined benefit pension plans that had not yet been recognized in net periodic pension cost along with the estimated amortization of such amounts for 2015.

	2014	2013	Estimated Amortization in 2015
	(in thousands)
Prior service cost	$3,286	$4,401	$1,115
Net (gain) loss	142,529	70,879	9,281
Regulatory assets	$145,815	$75,280

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

The changes in the balance of regulatory assets related to the defined benefit pension plans for the years ended December 31, 2014 and 2013 are presented in the following table:

	2014	2013
	(in thousands)
Regulatory assets:
Beginning balance	$75,280	$139,261
Net (gain) loss	76,209	(54,432)
Reclassification adjustments:
Amortization of prior service costs	(1,115)	(1,164)
Amortization of net gain (loss)	(4,559)	(8,385)
Total reclassification adjustments	(5,674)	(9,549)
Total change	70,535	(63,981)
Ending balance	$145,815	$75,280
Components of net periodic pension cost were as follows:

	2014	2013	2012
	(in thousands)
Service cost	$10,181	$11,128	$9,101
Interest cost	19,433	17,321	17,199
Expected return on plan assets	(28,468)	(26,435)	(25,932)
Recognized net (gain) loss	4,559	8,385	3,913
Net amortization	1,115	1,164	1,262
Net periodic pension cost	$6,820	$11,563	$5,543
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
Future benefit payments reflect expected future service and are estimated based on assumptions used to measure the projected benefit obligation for the pension plans. At December 31, 2014, estimated benefit payments were as follows:

Benefit Payments
(in thousands)
2015	$22,002
2016	18,683
2017	19,950
2018	21,019
2019	22,229
2020 to 2024	129,877

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

Other Postretirement Benefits
Changes in the APBO and in the fair value of plan assets during the plan years ended December 31, 2014 and 2013 were as follows:

	2014	2013
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$68,579	$75,395
Service cost	1,163	1,355
Interest cost	3,235	2,982
Benefits paid	(4,061)	(3,583)
Actuarial (gain) loss	11,317	(7,900)
Plan amendment	(2,089)	—
Retiree drug subsidy	357	330
Balance at end of year	78,501	68,579
Change in plan assets
Fair value of plan assets at beginning of year	17,474	16,227
Actual return on plan assets	1,578	2,119
Employer contributions	2,846	2,381
Benefits paid	(3,704)	(3,253)
Fair value of plan assets at end of year	18,194	17,474
Accrued liability	$(60,307)	$(51,105)
Amounts recognized in the balance sheets at December 31, 2014 and 2013 related to the Company's other postretirement benefit plans consist of the following:

	2014	2013
	(in thousands)
Other regulatory assets, deferred	$6,100	$—
Current liabilities, other	(639)	(687)
Other regulatory liabilities, deferred	(4,290)	(6,984)
Employee benefit obligations	(59,668)	(50,418)
Presented below are the amounts included in net regulatory assets (liabilities) at December 31, 2014 and 2013 related to the other postretirement benefit plans that had not yet been recognized in net periodic other postretirement benefit cost along with the estimated amortization of such amounts for 2015.

	2014	2013	Estimated Amortization in 2015
	(in thousands)
Prior service cost	$(2,137)	$138	$25
Net (gain) loss	3,947	(7,122)	—
Net regulatory assets (liabilities)	$1,810	$(6,984)

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

The changes in the balance of net regulatory assets (liabilities) related to the other postretirement benefit plans for the plan years ended December 31, 2014 and 2013 are presented in the following table:

	2014	2013
	(in thousands)
Net regulatory assets (liabilities):
Beginning balance	$(6,984)	$2,169
Net (gain) loss	11,045	(8,967)
Change in prior service costs	(2,089)	—
Reclassification adjustments:
Amortization of prior service costs	(186)	(186)
Amortization of net gain (loss)	24	—
Total reclassification adjustments	(162)	(186)
Total change	8,794	(9,153)
Ending balance	$1,810	$(6,984)
Components of the other postretirement benefit plans' net periodic cost were as follows:

	2014	2013	2012
	(in thousands)
Service cost	$1,163	$1,355	$1,167
Interest cost	3,235	2,982	3,367
Expected return on plan assets	(1,306)	(1,238)	(1,311)
Net amortization	162	186	379
Net periodic postretirement benefit cost	$3,254	$3,285	$3,602
Future benefit payments, including prescription drug benefits, reflect expected future service and are estimated based on assumptions used to measure the APBO for the other postretirement benefit plans. Estimated benefit payments are reduced by drug subsidy receipts expected as a result of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 as follows:

	Benefit Payments	Subsidy Receipts	Total
	(in thousands)
2015	$4,694	$(431)	$4,263
2016	4,982	(480)	4,502
2017	5,136	(535)	4,601
2018	5,300	(594)	4,706
2019	5,326	(660)	4,666
2020 to 2024	27,399	(3,430)	23,969
Benefit Plan Assets
Pension plan and other postretirement benefit plan assets are managed and invested in accordance with all applicable requirements, including ERISA and the Internal Revenue Code of 1986, as amended. The Company's investment policies for both the pension plan and the other postretirement benefit plans cover a diversified mix of assets, including equity and fixed income securities, real estate, and private equity. Derivative instruments are used primarily to gain efficient exposure to the various asset classes and as hedging tools. The Company minimizes the risk of large losses primarily through diversification but also monitors and manages other aspects of risk.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

The composition of the Company's pension plan and other postretirement benefit plan assets as of December 31, 2014 and 2013, along with the targeted mix of assets for each plan, is presented below:

	Target	2014	2013
Pension plan assets:
Domestic equity	26%	30%	31%
International equity	25	23	25
Fixed income	23	27	23
Special situations	3	1	1
Real estate investments	14	14	14
Private equity	9	5	6
Total	100%	100%	100%
Other postretirement benefit plan assets:
Domestic equity	25%	29%	30%
International equity	24	22	24
Domestic fixed income	25	29	25
Special situations	3	1	1
Real estate investments	14	14	14
Private equity	9	5	6
Total	100%	100%	100%
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

Benefit Plan Asset Fair Values
Following are the fair value measurements for the pension plan and the other postretirement benefit plan assets as of December 31, 2014 and 2013. The fair values presented are prepared in accordance with GAAP. For purposes of determining the fair value of the pension plan and other postretirement benefit plan assets and the appropriate level designation, management

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

relies on information provided by the plan's trustee. This information is reviewed and evaluated by management with changes made to the trustee information as appropriate.
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

The fair values of pension plan assets as of December 31, 2014 and 2013 are presented below. These fair value measurements exclude cash, receivables related to investment income, pending investments sales, and payables related to pending investment purchases. Assets that are considered special situations investments, primarily real estate investments and private equities, are presented in the tables below based on the nature of the investment.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2014:	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets:
Domestic equity*	$76,460	$31,588	$—	$108,048
International equity*	47,988	44,223	—	92,211
Fixed income:
U.S. Treasury, government, and agency bonds	—	31,372	—	31,372
Mortgage- and asset-backed securities	—	8,438	—	8,438
Corporate bonds	—	50,931	—	50,931
Pooled funds	—	23,063	—	23,063
Cash equivalents and other	130	29,597	—	29,727
Real estate investments	13,154	—	50,281	63,435
Private equity	—	—	25,573	25,573
Total	$137,732	$219,212	$75,854	$432,798
Liabilities:
Derivatives	$(87)	$—	$—	$(87)
Total	$137,645	$219,212	$75,854	$432,711

*
Level 1 securities consist of actively traded stocks while Level 2 securities consist of pooled funds. Management believes that the portfolio is well-diversified with no significant concentrations of risk.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2013:	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets:
Domestic equity*	$63,269	$37,037	$—	$100,306
International equity*	48,606	44,941	—	93,547
Fixed income:
U.S. Treasury, government, and agency bonds	—	26,461	—	26,461
Mortgage- and asset-backed securities	—	6,873	—	6,873
Corporate bonds	—	43,222	—	43,222
Pooled funds	—	20,810	—	20,810
Cash equivalents and other	38	9,851	—	9,889
Real estate investments	11,493	—	44,139	55,632
Private equity	—	—	25,201	25,201
Total	$123,406	$189,195	$69,340	$381,941
Liabilities:
Derivatives	$—	$(115)	$—	$(115)
Total	$123,406	$189,080	$69,340	$381,826

*
Level 1 securities consist of actively traded stocks while Level 2 securities consist of pooled funds. Management believes that the portfolio is well-diversified with no significant concentrations of risk.

Changes in the fair value measurement of the Level 3 items in the pension plan assets valued using significant unobservable inputs for the years ended December 31, 2014 and 2013 were as follows:

	2014		2013
	Real Estate Investments	Private Equity	Real Estate Investments	Private Equity
	(in thousands)
Beginning balance	$44,139	$25,201	$37,039	$26,129
Actual return on investments:
Related to investments held at year end	4,263	2,697	3,357	376
Related to investments sold during the year	1,488	(727)	1,310	2,282
Total return on investments	5,751	1,970	4,667	2,658
Purchases, sales, and settlements	391	(1,598)	2,433	(3,586)
Ending balance	$50,281	$25,573	$44,139	$25,201

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

The fair values of other postretirement benefit plan assets as of December 31, 2014 and 2013 are presented below. These fair value measurements exclude cash, receivables related to investment income, pending investments sales, and payables related to pending investment purchases. Assets that are considered special situations investments, primarily real estate investments and private equities, are presented in the tables below based on the nature of the investment.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2014:	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets:
Domestic equity*	$3,105	$1,283	$—	$4,388
International equity*	1,949	1,798	—	3,747
Fixed income:
U.S. Treasury, government, and agency bonds	—	1,274	—	1,274
Mortgage- and asset-backed securities	—	342	—	342
Corporate bonds	—	2,071	—	2,071
Pooled funds	—	937	—	937
Cash equivalents and other	510	1,203	—	1,713
Real estate investments	534	—	2,042	2,576
Private equity	—	—	1,039	1,039
Total	$6,098	$8,908	$3,081	$18,087
Liabilities:
Derivatives	$(4)	$—	$—	$(4)
Total	$6,094	$8,908	$3,081	$18,083

*
Level 1 securities consist of actively traded stocks while Level 2 securities consist of pooled funds. Management believes that the portfolio is well-diversified with no significant concentrations of risk.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2013:	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets:
Domestic equity*	$2,778	$1,628	$—	$4,406
International equity*	2,136	1,973	—	4,109
Fixed income:
U.S. Treasury, government, and agency bonds	—	1,161	—	1,161
Mortgage- and asset-backed securities	—	303	—	303
Corporate bonds	—	1,897	—	1,897
Pooled funds	—	1,417	—	1,417
Cash equivalents and other	1	433	—	434
Real estate investments	504	—	1,939	2,443
Private equity	—	—	1,108	1,108
Total	$5,419	$8,812	$3,047	$17,278
Liabilities:
Derivatives	$—	$(5)	$—	$(5)
Total	$5,419	$8,807	$3,047	$17,273

*
Level 1 securities consist of actively traded stocks while Level 2 securities consist of pooled funds. Management believes that the portfolio is well-diversified with no significant concentrations of risk.

Changes in the fair value measurement of the Level 3 items in the other postretirement benefit plan assets valued using significant unobservable inputs for the years ended December 31, 2014 and 2013 were as follows:

	2014		2013
	Real Estate Investments	Private Equity	Real Estate Investments	Private Equity
	(in thousands)
Beginning balance	$1,939	$1,108	$1,667	$1,155
Actual return on investments:
Related to investments held at year end	27	26	108	16
Related to investments sold during the year	60	(30)	57	104
Total return on investments	87	(4)	165	120
Purchases, sales, and settlements	16	(65)	107	(167)
Ending balance	$2,042	$1,039	$1,939	$1,108
Employee Savings Plan
The Company also sponsors a 401(k) defined contribution plan covering substantially all employees. The Company provides an 85% matching contribution on up to 6% of an employee's base salary. Total matching contributions made to the plan for 2014, 2013, and 2012 were $4.2 million, $4.1 million, and $4.0 million, respectively.
3. CONTINGENCIES AND REGULATORY MATTERS
General Litigation Matters
The Company is subject to certain claims and legal actions arising in the ordinary course of business. In addition, the Company's business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as air quality and water standards, has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters. The ultimate outcome of such pending or potential litigation against the Company cannot be predicted at this time; however, for current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on the Company's financial statements.
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
The Company recognizes a liability for environmental remediation costs only when it determines a loss is probable. At December 31, 2014, the Company's environmental remediation liability included estimated costs of environmental remediation projects of approximately $48.3 million. For 2014, approximately $4.5 million was included in under recovered regulatory clause revenues and other current liabilities, and approximately $43.7 million was included in other regulatory assets, deferred and other deferred credits and liabilities. These estimated costs relate to site closure criteria by the Florida Department of Environmental Protection (FDEP) for potential impacts to soil and groundwater from herbicide applications at the Company's substations. The schedule for completion of the remediation projects is subject to FDEP approval. The projects have been approved by the Florida PSC for recovery through the Company's environmental cost recovery clause; therefore, these liabilities have no impact on net income.
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
Retail Base Rate Case
In December 2013, the Florida PSC voted to approve the Settlement Agreement among the Company and all of the intervenors to the docketed proceeding with respect to the Company's request to increase retail base rates. Under the terms of the Settlement Agreement, the Company (1) increased base rates designed to produce an additional $35 million in annual revenues effective January 2014 and subsequently increased base rates designed to produce an additional $20 million in annual revenues effective January 2015; (2)

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

continued its current authorized retail ROE midpoint (10.25%) and range (9.25% – 11.25%); and (3) will accrue a return similar to AFUDC on certain transmission system upgrades placed into service after January 2014 until the next base rate adjustment date or January 1, 2017, whichever comes first.
The Settlement Agreement also includes a self-executing adjustment mechanism that will increase the authorized ROE midpoint and range by 25 basis points in the event the 30-year treasury yield rate increases by an average of at least 75 basis points above 3.7947% for a consecutive six-month period.
The Settlement Agreement also provides that the Company may reduce depreciation expense and record a regulatory asset that will be included as an offset to the other cost of removal regulatory liability in an aggregate amount up to $62.5 million between January 2014 and June 2017. In any given month, such depreciation expense reduction may not exceed the amount necessary for the ROE, as reported to the Florida PSC monthly, to reach the midpoint of the authorized ROE range then in effect. Recovery of the regulatory asset will occur over a period to be determined by the Florida PSC in the Company's next base rate case or next depreciation and dismantlement study proceeding, whichever comes first. As a result, the Company recognized an $8.4 million reduction in depreciation expense in 2014.
Pursuant to the Settlement Agreement, the Company may not request an increase in its retail base rates to be effective until after June 2017, unless the Company's actual retail ROE falls below the authorized ROE range.
Cost Recovery Clauses
On October 22, 2014, the Florida PSC approved the Company's annual rate clause request for its fuel, purchased power capacity, environmental, and energy conservation cost recovery factors for 2015. The net effect of the approved changes is an expected $41.2 million increase in annual revenue for 2015. The increased revenues will not have a significant impact on net income since most of the revenues will be offset by expenses.
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
Retail Fuel Cost Recovery
The Company has established fuel cost recovery rates as approved by the Florida PSC. If, at any time during the year, the projected year-end fuel cost over or under recovery balance exceeds 10% of the projected fuel revenue applicable for the period, the Company is required to notify the Florida PSC and indicate if an adjustment to the fuel cost recovery factor is being requested. The Company filed such notice with the Florida PSC on July 18, 2014, but no adjustment to the factor was requested for 2014.
At December 31, 2014 and 2013, the under recovered fuel balance was approximately $39.9 million and $21.0 million, respectively, which is included in under recovered regulatory clause revenues in the balance sheets.
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
At December 31, 2014 and 2013, the under recovered purchased power capacity balance was approximately $0.3 million and $2.8 million, respectively, which is included in under recovered regulatory clause revenues in the balance sheets.
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
In 2007, the Florida PSC voted to approve a stipulation among the Company, the Office of Public Counsel, and the Florida Industrial Power Users Group regarding the Company's plan for complying with certain federal and state regulations addressing air quality. The Company's environmental compliance plan as filed in 2007 contemplated implementation of specific projects identified in the plan

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

from 2007 through 2018. The Florida PSC's approval of the stipulation also required the Company to file annual updates to the plan and outlined a process for approval of additional elements in the plan when they became committed projects. In the 2010 update filing, the Company identified several elements of the updated plan that the Company had decided to implement. Following the process outlined in the original approved stipulation, these additional projects were approved by the Florida PSC later in 2010. The Florida PSC acknowledged that the costs of the approved projects associated with the Company's Clean Air Interstate Rule and Clean Air Visibility Rule compliance plans are eligible for recovery through the environmental cost recovery clause.
Annually, the Company seeks recovery of projected costs including any true-up amounts from prior periods. At December 31, 2014 and 2013, the under recovered environmental balance was approximately $9.8 million and $14.4 million, respectively, which is included in under recovered regulatory clause revenues in the balance sheets.
In 2012, the Mississippi PSC approved Mississippi Power's request for a certificate of public convenience and necessity to construct a scrubber on Plant Daniel Units 1 and 2. These units are jointly owned by Mississippi Power and the Company, with 50% ownership each. The estimated total cost of the project is approximately $660 million, with the Company's portion being $330 million, excluding AFUDC, and it is scheduled for completion in December 2015. The Company's portion of the cost is expected to be recovered through the environmental cost recovery clause. On August 28, 2014, the Chancery Court of Harrison County, Mississippi dismissed an appeal by the Sierra Club related to the construction of the scrubber on Plant Daniel Units 1 and 2.
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
At December 31, 2014 and 2013, the under recovered energy conservation balance was approximately $2.6 million and $7.0 million, respectively, which is included in under recovered regulatory clause revenues in the balance sheets.
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
At December 31, 2014, the Company's percentage ownership and investment in these jointly-owned facilities were as follows:

	Plant Scherer Unit 3 (coal)		Plant Daniel Units 1 & 2 (coal)
	(in thousands)
Plant in service	$387,511	(a)	$285,834
Accumulated depreciation	130,069		177,304
Construction work in progress	2,912		286,343
Company Ownership	25%		50%

(a)	Includes net plant acquisition adjustment of $1.8 million.
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

Current and Deferred Income Taxes
Details of income tax provisions are as follows:

	2014	2013	2012
	(in thousands)
Federal -
Current	$22,771	$5,009	$(92,610)
Deferred	52,602	63,134	161,096
	75,373	68,143	68,486
State -
Current	(39)	(2,410)	(2,484)
Deferred	12,728	13,935	13,209
	12,689	11,525	10,725
Total	$88,062	$79,668	$79,211
The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

	2014	2013
	(in thousands)
Deferred tax liabilities-
Accelerated depreciation	$776,953	$721,087
Property basis differences	52,242	45,960
Fuel recovery clause	16,148	7,972
Pension and other employee benefits	34,405	25,800
Regulatory assets associated with employee benefit obligations	59,788	27,660
Regulatory assets associated with asset retirement obligations	6,768	6,554
Other	21,712	23,947
Total	968,016	858,980
Deferred tax assets-
Federal effect of state deferred taxes	30,587	24,277
Postretirement benefits	18,033	17,816
Pension and other employee benefits	65,506	33,015
Property reserve	13,440	15,144
Asset retirement obligations	6,768	6,554
Alternative minimum tax carryforward	18,200	18,420
Other	18,893	17,780
Total	171,427	133,006
Net deferred tax liabilities	796,589	725,974
Portion included in current assets/(liabilities), net	3,134	8,381
Accumulated deferred income taxes	$799,723	$734,355
The application of bonus depreciation provisions in current tax law has significantly increased deferred tax liabilities related to accelerated depreciation.
At December 31, 2014, tax-related regulatory assets to be recovered from customers were $56.3 million. These assets are primarily attributable to tax benefits flowed through to customers in prior years, deferred taxes previously recognized at rates lower than the current enacted tax law, and taxes applicable to capitalized interest.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

At December 31, 2014, the tax-related regulatory liabilities to be credited to customers were $3.9 million. These liabilities are primarily attributable to deferred taxes previously recognized at rates higher than the current enacted tax law and to unamortized ITCs.
In accordance with regulatory requirements, deferred federal ITCs are amortized over the average life of the related property with such amortization normally applied as a credit to reduce depreciation in the statements of income. Credits amortized in this manner amounted to $1.3 million in 2014 and $1.4 million in both 2013 and 2012. At December 31, 2014, all ITCs available to reduce federal income taxes payable had been utilized.
Effective Tax Rate
A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal deduction	3.5	3.5	3.3
Non-deductible book depreciation	0.4	0.5	0.5
Differences in prior years' deferred and current tax rates	(0.1)	(0.2)	(0.2)
AFUDC equity	(1.8)	(1.1)	(0.9)
Other, net	0.1	(0.1)	(0.2)
Effective income tax rate	37.1%	37.6%	37.5%
The decrease in the Company's 2014 effective tax rate is primarily the result of an increase in AFUDC equity which is not taxable.
Unrecognized Tax Benefits
Changes during the year in unrecognized tax benefits were as follows:

	2014	2013	2012
	(in thousands)
Unrecognized tax benefits at beginning of year	$45	$5,007	$2,892
Tax positions increase from current periods	46	45	2,630
Tax positions increase/(decrease) from prior periods	(45)	(5,007)	515
Reductions due to settlements	—	—	(1,030)
Balance at end of year	$46	$45	$5,007
The tax positions increase from current periods and decrease from prior periods for 2014 relate primarily to the research and development credit. The tax positions decrease from prior periods for 2013 relate primarily to the tax accounting method change for repairs related to generation assets. See "Tax Method of Accounting for Repairs" herein for additional information.
The impact on the Company's effective tax rate, if recognized, is as follows:

	2014	2013	2012
	(in thousands)
Tax positions impacting the effective tax rate	$46	$45	$45
Tax positions not impacting the effective tax rate	—	—	4,962
Balance of unrecognized tax benefits	$46	$45	$5,007
The tax positions impacting the effective tax rate for all periods presented relate primarily to the research and development credit. The tax positions not impacting the effective tax rate for 2012 relate to the tax accounting method change for repairs related to generation assets. These amounts are presented on a gross basis without considering the related federal or state income tax impact.
The Company classifies interest on tax uncertainties as interest expense. Accrued interest for unrecognized tax benefits was immaterial for all periods presented. The Company did not accrue any penalties on uncertain tax positions.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

It is reasonably possible that the amount of the unrecognized tax benefits could change within 12 months. The settlement of federal and state audits could impact the balances significantly. At this time, an estimate of the range of reasonably possible outcomes cannot be determined.
The IRS has finalized its audits of Southern Company's consolidated federal income tax returns through 2012. Southern Company has filed its 2013 federal income tax return and has received a partial acceptance letter from the IRS; however, the IRS has not finalized its audit. Southern Company is a participant in the Compliance Assurance Process of the IRS. The audits for the Company's state income tax returns have either been concluded, or the statute of limitations has expired, for years prior to 2010.
Tax Method of Accounting for Repairs
In 2011, the IRS published regulations on the deduction and capitalization of expenditures related to tangible property that generally apply for tax years beginning on or after January 1, 2014. Additionally, in April 2013, the IRS issued Revenue Procedure 2013-24, which provides guidance for taxpayers related to the deductibility of repair costs associated with generation assets. Based on a review of the regulations, Southern Company incorporated provisions related to repair costs for generation assets into its consolidated 2012 federal income tax return and reversed all related unrecognized tax positions. In September 2013, the IRS issued Treasury Decision 9636, "Guidance Regarding Deduction and Capitalization of Expenditures Related to Tangible Property," which are final tangible property regulations applicable to taxable years beginning on or after January 1, 2014. Southern Company continues to review this guidance; however, these regulations are not expected to have a material impact on the Company's financial statements.
6. FINANCING
Securities Due Within One Year
At December 31, 2014, the Company had no scheduled maturities of long-term debt due within one year.
Maturities from 2016 through 2019 applicable to total long-term debt are as follows: $110 million in 2016 and $85 million in 2017. There are no scheduled maturities in 2015, 2018, or 2019.
Senior Notes
At each of December 31, 2014 and 2013, the Company had a total of $1.07 billion and $945 million of senior notes outstanding, respectively. These senior notes are effectively subordinate to all secured debt of the Company, which totaled approximately $41 million at December 31, 2014.
In September 2014, the Company issued $200 million aggregate principal amount of Series 2014A 4.55% Senior Notes due October 1, 2044. The proceeds were used to repay a portion of the Company's outstanding short-term indebtedness, for general corporate purposes, including the Company's continuous construction program and for repayment at maturity $75 million aggregate principal amount of the Company's Series K 4.90% Senior Notes due October 1, 2014.
Pollution Control Revenue Bonds
Pollution control obligations represent loans to the Company from public authorities of funds derived from sales by such authorities of revenue bonds issued to finance pollution control and solid waste disposal facilities. The Company is required to make payments sufficient for the authorities to meet principal and interest requirements of such bonds. The amount of tax-exempt pollution control revenue bonds outstanding at December 31, 2014 and 2013 was $309 million and $296 million, respectively.
In April 2014, the Company executed a loan agreement with Mississippi Business Finance Corporation (MBFC) related to MBFC's issuance of $29.075 million aggregate principal amount of Pollution Control Revenue Refunding Bonds, First Series 2014 (Gulf Power Company Project) due April 1, 2044 for the benefit of the Company. The proceeds were used to redeem $29.075 million aggregate principal amount of MBFC Pollution Control Revenue Refunding Bonds, Series 2003 (Gulf Power Company Project).
In June 2014, the Company reoffered to the public $13 million aggregate principal amount of MBFC Solid Waste Disposal Facilities Revenue Refunding Bonds, Series 2012 (Gulf Power Company Project), which had been previously purchased and held by the Company since December 2013.
Outstanding Classes of Capital Stock
The Company currently has preferred stock, Class A preferred stock, preference stock, and common stock authorized. The Company's preferred stock and Class A preferred stock, without preference between classes, rank senior to the Company's preference stock and common stock with respect to payment of dividends and voluntary or involuntary dissolution. No shares of

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

preferred stock or Class A preferred stock were outstanding at December 31, 2014. The Company's preference stock ranks senior to the common stock with respect to the payment of dividends and voluntary or involuntary dissolution. Certain series of the preference stock are subject to redemption at the option of the Company on or after a specified date (typically five or 10 years after the date of issuance) at a redemption price equal to 100% of the liquidation amount of the preference stock. In addition, certain series of the preference stock may be redeemed earlier at a redemption price equal to 100% of the liquidation amount plus a make-whole premium based on the present value of the liquidation amount and future dividends.
In January 2014, the Company issued 500,000 shares of common stock to Southern Company and realized proceeds of $50 million. The proceeds were used to repay a portion of the Company's short-term debt and for other general corporate purposes, including the Company's continuous construction program.
Subsequent to December 31, 2014, the Company issued 200,000 shares of common stock to Southern Company and realized proceeds of $20 million. The proceeds were used to repay a portion of the Company's short-term debt and for other general corporate purposes, including the Company's continuous construction program.
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
Bank Credit Arrangements
At December 31, 2014, committed credit arrangements with banks were as follows:

Expires					Executable Term-Loans		Due Within One Year
2015	2016	2017	Total	Unused	One Year	Two Years	Term Out	No Term Out
			(in millions)
$80	$165	$30	$275	$275	$50	$—	$50	$30
Subject to applicable market conditions, the Company expects to renew its bank credit arrangements as needed, prior to expiration. Most of the $275 million of unused credit arrangements with banks provide liquidity support to the Company's variable rate pollution control revenue bonds and commercial paper program. The Company had $69 million of variable rate pollution control revenue bonds outstanding requiring liquidity support as of December 31, 2014. In addition, at December 31, 2014, the Company had $78 million of fixed rate pollution control revenue bonds outstanding that were required to be remarketed within the next 12 months. Most of the bank credit arrangements require payment of commitment fees based on the unused portion of the commitments. Commitment fees average less than 1/4 of 1% for the Company.
Most of these bank credit arrangements contain covenants that limit the Company's debt level to 65% of total capitalization, as defined in the arrangements. For purposes of these definitions, debt excludes certain hybrid securities. At December 31, 2014, the Company was in compliance with these covenants.
For short-term cash needs, the Company borrows primarily through a commercial paper program that has the liquidity support of the Company's committed bank credit arrangements described above. The Company may also borrow through various other arrangements with banks. Commercial paper and short-term bank loans are included in notes payable in the balance sheets.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

Details of short-term borrowings were as follows:

	Commercial Paper at the End of the Period
	Amount Outstanding	Weighted Average Interest Rate
	(in millions)
December 31, 2014	$110	0.3%
December 31, 2013	$136	0.2%
7. COMMITMENTS
Fuel and Purchased Power Agreements
To supply a portion of the fuel requirements of its generating plants, the Company has entered into various long-term commitments for the procurement and delivery of fossil fuel which are not recognized on the balance sheets. In 2014, 2013, and 2012, the Company incurred fuel expense of $604.6 million, $532.8 million, and $544.9 million, respectively, the majority of which was purchased under long-term commitments. The Company expects that a substantial amount of its future fuel needs will continue to be purchased under long-term commitments.
In addition, the Company has entered into various long-term commitments for the purchase of capacity, energy, and transmission, some of which are accounted for as operating leases. The energy-related costs associated with PPAs are recovered through the fuel cost recovery clause. The capacity and transmission-related costs associated with PPAs are recovered through the purchased power capacity cost recovery clause. Capacity expense under purchased power agreements accounted for as operating leases was $49.5 million, $21.3 million, and $24.6 million for 2014, 2013, and 2012, respectively.
Estimated total minimum long-term commitments at December 31, 2014 were as follows:

Operating Lease PPAs
(in millions)
2015	$78.7
2016	78.7
2017	78.8
2018	78.9
2019	78.9
2020 and thereafter	270.3
Total	$664.3
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
Operating Leases
In addition to the operating lease PPAs discussed above, the Company has other operating lease agreements with various terms and expiration dates. Total rent expense was $15.0 million, $18.0 million, and $20.1 million for 2014, 2013, and 2012, respectively.
Estimated total minimum lease payments under these operating leases at December 31, 2014 were as follows:

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

	Minimum Lease Payments
	Barges & Railcars	Other	Total
	(in millions)
2015	$15.1	$0.1	$15.2
2016	15.0	0.1	15.1
2017	1.4	0.1	1.5
Total	$31.5	$0.3	$31.8
The Company and Mississippi Power jointly entered into an operating lease agreement for aluminum railcars for the transportation of coal to Plant Daniel. The Company has the option to purchase the railcars at the greater of lease termination value or fair market value or to renew the leases at the end of each lease term. The Company and Mississippi Power also have separate lease agreements for other railcars that do not include purchase options. The Company's share of the lease costs, charged to fuel inventory and recovered through the retail fuel cost recovery clause, was $2.8 million in 2014, $3.1 million in 2013, and $3.6 million in 2012. The Company's annual railcar lease payments for 2015 through 2017 will average approximately $1.6 million. The Company has no lease payment obligations for the period 2018 and thereafter.
8. STOCK COMPENSATION
Stock Options
Southern Company provides non-qualified stock options through its Omnibus Incentive Compensation Plan to a large segment of the Company's employees ranging from line management to executives. As of December 31, 2014, there were 195 current and former employees of the Company participating in the stock option program. The prices of options were at the fair market value of the shares on the dates of grant. These options become exercisable pro rata over a maximum period of three years from the date of grant. The Company generally recognizes stock option expense on a straight-line basis over the vesting period which equates to the requisite service period; however, for employees who are eligible for retirement, the total cost is expensed at the grant date. Options outstanding will expire no later than 10 years after the date of grant, unless terminated earlier by the Southern Company Board of Directors in accordance with the Omnibus Incentive Compensation Plan. Stock options held by employees of a company undergoing a change in control vest upon the change in control.
For the years ended December 31, 2014, 2013, and 2012, employees of the Company were granted stock options for 432,371 shares, 285,209 shares, and 244,607 shares, respectively. The weighted average grant-date fair value of stock options granted during 2014, 2013, and 2012, derived using the Black-Scholes stock option pricing model, was $2.20, $2.93, and $3.39, respectively.
The compensation cost and tax benefits related to the grant of Southern Company stock options to the Company's employees and the exercise of stock options are recognized in the Company's financial statements with a corresponding credit to equity, representing a capital contribution from Southern Company. No cash proceeds are received by the Company upon the exercise of stock options. The amounts were not material for any year presented.
As of December 31, 2014, the amount of unrecognized compensation cost related to stock option awards not yet vested was immaterial.
The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $5.2 million, $1.7 million, and $3.8 million, respectively. The actual tax benefit realized by the Company for the tax deductions from stock option exercises totaled $2.0 million, $0.6 million, and $1.5 million for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, the aggregate intrinsic value for the options outstanding and options exercisable was $11.9 million and $7.7 million, respectively.
Performance Shares
Southern Company provides performance share award units through its Omnibus Incentive Compensation Plan to a large segment of the Company's employees ranging from line management to executives. The performance share units granted under the plan vest at the end of a three-year performance period which equates to the requisite service period. Employees that retire prior to the end of the three-year period receive a pro rata number of shares, issued at the end of the performance period, based on actual months of service prior to retirement. The value of the award units is based on Southern Company's total shareholder return (TSR) over the three-year performance period which measures Southern Company's relative performance against a group of industry peers. The performance shares are delivered in common stock following the end of the performance period based on

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

Southern Company's actual TSR and may range from 0% to 200% of the original target performance share amount. Performance share units held by employees of a company undergoing a change in control vest upon the change in control.
For the years ended December 31, 2014, 2013, and 2012, employees of the Company were granted performance share units of 37,829, 30,627, and 29,444, respectively. The weighted average grant-date fair value of performance share units granted during 2014, 2013, and 2012, determined using a Monte Carlo simulation model to estimate the TSR of Southern Company's stock among the industry peers over the performance period, was $37.54, $40.50, and $41.99, respectively.
The Company recognizes compensation expense on a straight-line basis over the three-year performance period without remeasurement. Compensation expense for awards where the service condition is met is recognized regardless of the actual number of shares issued. For the years ended December 31, 2014, 2013, and 2012, total compensation cost for performance share units recognized in income was approximately $1.0 million annually, with the related tax benefit also recognized in income of $0.4 million annually. The compensation cost and tax benefits related to the grant of Southern Company performance share units to the Company's employees are recognized in the Company's financial statements with a corresponding credit to equity, representing a capital contribution from Southern Company. As of December 31, 2014, there was $1.3 million of total unrecognized compensation cost related to performance share award units that will be recognized over a weighted-average period of approximately 20 months.
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
As of December 31, 2014, assets and liabilities measured at fair value on a recurring basis during the period, together with the level of the fair value hierarchy in which they fall, were as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2014:	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets:
Energy-related derivatives	$—	$125	$—	$125
Cash equivalents	18,032	—	—	18,032
Total	$18,032	$125	$—	$18,157
Liabilities:
Energy-related derivatives	$—	$72,435	$—	$72,435

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

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
Valuation Methodologies
The energy-related derivatives primarily consist of over-the-counter financial products for natural gas and physical power products, including, from time to time, basis swaps. These are standard products used within the energy industry and are valued using the market approach. The inputs used are mainly from observable market sources, such as forward natural gas prices, power prices, implied volatility, and overnight index swap interest rates. See Note 10 for additional information on how these derivatives are used.
As of December 31, 2014 and 2013, the fair value measurements of investments calculated at net asset value per share (or its equivalent), as well as the nature and risks of those investments, were as follows:

	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
As of December 31, 2014:	(in thousands)
Cash equivalents:
Money market funds	$18,032	None	Daily	Not applicable
As of December 31, 2013:
Cash equivalents:
Money market funds	$15,929	None	Daily	Not applicable
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
As of December 31, 2014 and 2013, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Carrying Amount	Fair Value
	(in thousands)
Long-term debt:
2014	$1,369,594	$1,476,954
2013	$1,233,163	$1,261,889
The fair values are determined using Level 2 measurements and are based on quoted market prices for the same or similar issues or on the current rates offered to the Company.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

10. DERIVATIVES
The Company is exposed to market risks, primarily commodity price risk and interest rate risk. To manage the volatility attributable to these exposures, the Company nets its exposures, where possible, to take advantage of natural offsets and may enter into various derivative transactions for the remaining exposures pursuant to the Company's policies in areas such as counterparty exposure and risk management practices. The Company's policy is that derivatives are to be used primarily for hedging purposes and mandates strict adherence to all applicable risk management policies. Derivative positions are monitored using techniques including, but not limited to, market valuation, value at risk, stress testing, and sensitivity analysis. Derivative instruments are recognized at fair value in the balance sheets as either assets or liabilities and are presented on a gross basis. See Note 9 for additional information. In the statements of cash flows, the cash impacts of settled energy-related and interest rate derivatives are recorded as operating activities.
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
At December 31, 2014, the net volume of energy-related derivative contracts for natural gas positions totaled 84.59 million mmBtu for the Company, with the longest hedge date of 2019 over which it is hedging its exposure to the variability in future cash flows for forecasted transactions.
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
At December 31, 2014, there were no interest rate derivatives outstanding.
The estimated pre-tax losses that will be reclassified from accumulated OCI to interest expense for the 12-month period ending December 31, 2015 are not material. The Company has deferred gains and losses that are expected to be amortized into earnings through 2020.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

Derivative Financial Statement Presentation and Amounts
At December 31, 2014 and 2013, the fair value of energy-related derivatives was reflected in the balance sheets as follows:

	Asset Derivatives			Liability Derivatives
Derivative Category	Balance Sheet Location	2014	2013	Balance Sheet Location	2014	2013
		(in thousands)			(in thousands)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:	Other current assets	$34	$4,893	Liabilities from risk management activities	$36,922	$6,470
	Other deferred charges and assets	78	2,069	Other deferred credits and liabilities	35,502	10,573
Total derivatives designated as hedging instruments for regulatory purposes		$112	$6,962		$72,424	$17,043
Energy-related derivatives not designated as hedging instruments were immaterial on the balance sheets for 2014 and 2013.
The derivative contracts of the Company are not subject to master netting arrangements or similar agreements and are reported gross on the Company's financial statements. Some of these energy-related derivative contracts contain certain provisions that permit intra-contract netting of derivative receivables and payables for routine billing and offsets related to events of default and settlements. Amounts related to energy-related derivative contracts at December 31, 2014 and 2013 are presented in the following tables.

Fair Value
Assets	2014	2013	Liabilities	2014	2013
	(in thousands)			(in thousands)
Energy-related derivatives presented in the Balance Sheet (a)	$125	$6,962	Energy-related derivatives presented in the Balance Sheet (a)	$72,435	$17,043
Gross amounts not offset in the Balance Sheet (b)	(123)	(5,775)	Gross amounts not offset in the Balance Sheet (b)	(123)	(5,775)
Net energy-related derivative assets	$2	$1,187	Net energy-related derivative liabilities	$72,312	$11,268

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
At December 31, 2014 and 2013, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred on the balance sheets were as follows:

	Unrealized Losses			Unrealized Gains
Derivative Category	Balance Sheet Location	2014	2013	Balance Sheet Location	2014	2013
		(in thousands)			(in thousands)
Energy-related derivatives:	Other regulatory assets, current	$(36,922)	$(6,470)	Other regulatory liabilities, current	$34	$4,893
	Other regulatory assets, deferred	(35,502)	(10,573)	Other regulatory liabilities, deferred	78	2,069
Total energy-related derivative gains (losses)		$(72,424)	$(17,043)		$112	$6,962

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

For the years ended December 31, 2014, 2013, and 2012, the pre-tax effects of interest rate derivatives designated as cash flow hedging instruments on the statements of income were as follows:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(Effective Portion)				Amount
Derivative Category	2014	2013	2012	Statements of Income Location	2014	2013	2012
	(in thousands)				(in thousands)
Interest rate derivatives	$—	$—	$—	Interest expense, net of amounts capitalized	$(606)	$(769)	$(933)
There was no material ineffectiveness recorded in earnings for any period presented.
For the years ended December 31, 2014, 2013, and 2012, the pre-tax effects of energy-related derivatives not designated as hedging instruments on the statements of income were not material.
Contingent Features
The Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain affiliated companies. At December 31, 2014, the Company's collateral posted with its derivative counterparties was not material.
At December 31, 2014, the fair value of derivative liabilities with contingent features was $20.5 million. However, because of joint and several liability features underlying these derivatives, the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were $54.5 million and include certain agreements that could require collateral in the event that one or more Southern Company system power pool participants has a credit rating change to below investment grade.
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Gulf Power Company 2014 Annual Report

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized quarterly financial information for 2014 and 2013 is as follows:

Quarter Ended	Operating Revenues	Operating Income	Net Income After Dividends on Preference Stock
	(in thousands)
March 2014	$407,132	$73,888	$36,743
June 2014	383,531	68,877	34,097
September 2014	438,334	88,600	46,547
December 2014	361,485	49,850	22,789

March 2013	$326,274	$51,640	$21,792
June 2013	371,173	69,151	32,582
September 2013	399,361	87,776	44,754
December 2013	343,493	56,436	25,301
The Company's business is influenced by seasonal weather conditions.

    Table of Contents                                Index to Financial Statements

SELECTED FINANCIAL AND OPERATING DATA 2010-2014
Gulf Power Company 2014 Annual Report

	2014	2013	2012	2011	2010
Operating Revenues (in thousands)	$1,590,482	$1,440,301	$1,439,762	$1,519,812	$1,590,209
Net Income After Dividends on Preference Stock (in thousands)	$140,176	$124,429	$125,932	$105,005	$121,511
Cash Dividends on Common Stock (in thousands)	$123,200	$115,400	$115,800	$110,000	$104,300
Return on Average Common Equity (percent)	11.02	10.30	10.92	9.55	11.69
Total Assets (in thousands)	$4,708,259	$4,337,571	$4,177,402	$3,871,881	$3,584,939
Gross Property Additions (in thousands)	$360,937	$304,778	$325,237	$337,830	$285,379
Capitalization (in thousands):
Common stock equity	$1,309,590	$1,235,126	$1,180,742	$1,124,948	$1,075,036
Preference stock	146,504	146,504	97,998	97,998	97,998
Long-term debt	1,369,594	1,158,163	1,185,870	1,235,447	1,114,398
Total (excluding amounts due within one year)	$2,825,688	$2,539,793	$2,464,610	$2,458,393	$2,287,432
Capitalization Ratios (percent):
Common stock equity	46.3	48.6	47.9	45.8	47.0
Preference stock	5.2	5.8	4.0	4.0	4.3
Long-term debt	48.5	45.6	48.1	50.2	48.7
Total (excluding amounts due within one year)	100.0	100.0	100.0	100.0	100.0
Customers (year-end):
Residential	388,292	383,980	379,922	378,248	376,561
Commercial	54,892	54,567	53,808	53,450	53,263
Industrial	260	260	264	273	272
Other	603	582	577	565	562
Total	444,047	439,389	434,571	432,536	430,658
Employees (year-end)	1,384	1,410	1,416	1,424	1,330

    Table of Contents                                Index to Financial Statements

SELECTED FINANCIAL AND OPERATING DATA 2010-2014 (continued)
Gulf Power Company 2014 Annual Report

	2014	2013	2012	2011	2010
Operating Revenues (in thousands):
Residential	$700,442	$632,495	$609,454	$637,352	$707,196
Commercial	408,401	395,062	389,936	408,389	439,468
Industrial	153,167	138,585	140,490	158,367	157,591
Other	4,530	3,858	4,591	4,382	4,471
Total retail	1,266,540	1,170,000	1,144,471	1,208,490	1,308,726
Wholesale — non-affiliates	129,151	109,386	106,881	133,555	109,172
Wholesale — affiliates	130,107	99,577	123,636	111,346	110,051
Total revenues from sales of electricity	1,525,798	1,378,963	1,374,988	1,453,391	1,527,949
Other revenues	64,684	61,338	64,774	66,421	62,260
Total	$1,590,482	$1,440,301	$1,439,762	$1,519,812	$1,590,209
Kilowatt-Hour Sales (in thousands):
Residential	5,362,423	5,088,828	5,053,724	5,304,769	5,651,274
Commercial	3,838,148	3,809,939	3,858,521	3,911,399	3,996,502
Industrial	1,849,255	1,700,174	1,725,121	1,798,688	1,685,817
Other	25,236	20,946	25,267	25,430	25,602
Total retail	11,075,062	10,619,887	10,662,633	11,040,286	11,359,195
Wholesale — non-affiliates	1,670,121	1,162,308	977,395	2,012,986	1,675,079
Wholesale — affiliates	3,283,685	3,127,350	4,369,964	2,607,873	2,436,883
Total	16,028,868	14,909,545	16,009,992	15,661,145	15,471,157
Average Revenue Per Kilowatt-Hour (cents):
Residential	13.06	12.43	12.06	12.01	12.51
Commercial	10.64	10.37	10.11	10.44	11.00
Industrial	8.28	8.15	8.14	8.80	9.35
Total retail	11.44	11.02	10.73	10.95	11.52
Wholesale	5.23	4.87	4.31	5.30	5.33
Total sales	9.52	9.25	8.59	9.28	9.88
Residential Average Annual
Kilowatt-Hour Use Per Customer	13,865	13,301	13,303	14,028	15,036
Residential Average Annual
Revenue Per Customer	$1,811	$1,653	$1,604	$1,685	$1,882
Plant Nameplate Capacity
Ratings (year-end) (megawatts)	2,663	2,663	2,663	2,663	2,663
Maximum Peak-Hour Demand (megawatts):
Winter	2,684	1,729	2,130	2,485	2,544
Summer	2,424	2,356	2,344	2,527	2,519
Annual Load Factor (percent)	51.1	55.9	56.3	54.5	56.1
Plant Availability Fossil-Steam (percent)*	89.4	92.8	82.5	84.7	94.7
Source of Energy Supply (percent):
Coal	44.5	36.4	34.6	49.4	64.6
Gas	22.2	23.0	23.5	24.0	17.8
Purchased power —
From non-affiliates	28.9	37.0	40.2	22.3	13.2
From affiliates	4.4	3.6	1.7	4.3	4.4
Total	100.0	100.0	100.0	100.0	100.0

*	Beginning in 2012, plant availability is calculated as a weighted equivalent availability.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
FINANCIAL SECTION

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Mississippi Power Company 2014 Annual Report
The management of Mississippi Power Company (the Company) is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Under management's supervision, an evaluation of the design and effectiveness of the Company's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.
/s/ G. Edison Holland, Jr.
G. Edison Holland, Jr.
Chairman, President, and Chief Executive Officer
/s/ Moses H. Feagin
Moses H. Feagin
Vice President, Chief Financial Officer, and Treasurer
March 2, 2015

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Mississippi Power Company

We have audited the accompanying balance sheets and statements of capitalization of Mississippi Power Company (the Company) (a wholly owned subsidiary of The Southern Company) as of December 31, 2014 and 2013, and the related statements of operations, comprehensive income (loss), common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements (pages II-387 to II-435) present fairly, in all material respects, the financial position of Mississippi Power Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 2, 2015

    Table of Contents                                Index to Financial Statements

DEFINITIONS

Term	Meaning
2012 MPSC CPCN Order
A detailed order issued by the Mississippi PSC in April 2012 confirming the CPCN originally approved by the Mississippi PSC in 2010 authorizing acquisition, construction, and operation of the Kemper IGCC

AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
APA	Asset purchase agreement
ASC	Accounting Standards Codification
Baseload Act	State of Mississippi legislation designed to enhance the Mississippi PSC's authority to facilitate development and construction of baseload generation in the State of Mississippi
CCR	Coal combustion residuals
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
CPCN	Certificate of public convenience and necessity
CWIP	Construction work in progress
DOE	U.S. Department of Energy
ECM	Energy cost management clause
ECO	Environmental compliance overview
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GAAP	Generally accepted accounting principles
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IGCC	Integrated coal gasification combined cycle
IRS	Internal Revenue Service
ITC	Investment tax credit
Kemper IGCC	IGCC facility under construction in Kemper County, Mississippi
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
Mirror CWIP	A regulatory liability account for use in mitigating future rate impacts for customers
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MPUS	Mississippi Public Utilities Staff
MRA	Municipal and Rural Associations
MW	Megawatt
OCI	Other comprehensive income
PEP	Performance evaluation plan
Plant Daniel Units 3 and 4	Combined cycle Units 3 and 4 at Plant Daniel
power pool
The operating arrangement whereby the integrated generating resources of the traditional operating companies and Southern Power Company are subject to joint commitment and dispatch in order to serve their combined load obligations

PPA	Power purchase agreement
PSC	Public Service Commission
ROE	Return on equity
S&P	Standard and Poor's Rating Services, a division of The McGraw Hill Companies, Inc.
scrubber	Flue gas desulfurization system

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
SCS	Southern Company Services, Inc. (the Southern Company system service company)
SEC	U.S. Securities and Exchange Commission
SMEPA	South Mississippi Electric Power Association
SouthernLINC Wireless	Southern Communications Services, Inc.
Southern Nuclear	Southern Nuclear Operating Company, Inc.
Southern Power	Southern Power Company and its subsidiaries
Southern Company system	The Southern Company, the traditional operating companies, Southern Power, Southern Electric Generating Company, Southern Nuclear, SCS, SouthernLINC Wireless, and other subsidiaries
SRR	System Restoration Rider
traditional operating companies	Alabama Power, Georgia Power, Gulf Power, and Mississippi Power Company

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Mississippi Power Company 2014 Annual Report
OVERVIEW
Business Activities
Mississippi Power Company (the Company) operates as a vertically integrated utility providing electricity to retail customers within its traditional service territory located within the State of Mississippi and to wholesale customers in the Southeast.
Many factors affect the opportunities, challenges, and risks of the Company's business of selling electricity. These factors include the Company's ability to maintain and grow energy sales and to maintain a constructive regulatory environment that provides timely recovery of prudently-incurred costs. These costs include those related to the completion and operation of major construction projects, primarily the Kemper IGCC and the Plant Daniel scrubber project, projected long-term demand growth, reliability, fuel, and increasingly stringent environmental standards, as well as ongoing capital expenditures required for maintenance. Appropriately balancing required costs and capital expenditures with customer prices will continue to challenge the Company for the foreseeable future.
The Company's retail base rates are set under the PEP, a rate plan approved by the Mississippi PSC. PEP was designed with the objective to reduce the impact of rate changes on customers and provide incentives for the Company to keep customer prices low and customer satisfaction and reliability high.
In 2010, the Mississippi PSC issued a CPCN authorizing the acquisition, construction, and operation of the Kemper IGCC. The certificated cost estimate of the Kemper IGCC established by the Mississippi PSC was $2.4 billion with a construction cost cap of $2.88 billion, net of $245.3 million of grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2 (DOE Grants) and excluding the cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, AFUDC, and certain general exceptions, including change of law, force majeure, and beneficial capital (which exists when the Company demonstrates that the purpose and effect of the construction cost increase is to produce efficiencies that will result in a neutral or favorable effect on customers relative to the original proposal for the CPCN) (Cost Cap Exceptions).
The Company's current cost estimate for the Kemper IGCC in total is approximately $6.20 billion, which includes approximately $4.93 billion of costs subject to the construction cost cap. The Company does not intend to seek any rate recovery or joint owner contributions for any related costs that exceed the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions. The Company has recorded pre-tax charges to income for revisions to the cost estimate of $868.0 million ($536.0 million after tax), $1.10 billion ($680.5 million after tax), and $78.0 million ($48.2 million after tax) in 2014, 2013 and 2012, respectively.
The Company placed the combined cycle and the associated common facilities portion of the Kemper IGCC project in service on August 9, 2014 and continues to focus on completing the remainder of the Kemper IGCC, including the gasifier and the gas clean-up facilities. The in-service date for the remainder of the Kemper IGCC is currently expected to occur in the first half of 2016. The current cost estimate includes costs through March 31, 2016. As a result of the additional factors that have the potential to impact start-up and operational readiness activities for this first-of-a-kind technology as described herein, the risk of further schedule extensions and/or cost increases, which could be material, remains. See Note 3 to the financial statements under "Integrated Coal Gasification Combined Cycle" for additional information, including the discussion of risks related to the Kemper IGCC.
On February 12, 2015, the Mississippi Supreme Court (Court) issued its decision in a legal challenge filed by Thomas A. Blanton with respect to the Mississippi PSC's March 2013 order that authorized the collection of $156 million annually (2013 MPSC Rate Order) to be recorded as Mirror CWIP. The Court reversed the 2013 MPSC Rate Order, deemed the 2013 Settlement Agreement (defined below) between the Company and the Mississippi PSC unenforceable due to a lack of public notice for the related proceedings, and directed the Mississippi PSC to enter an order requiring the Company to refund the Mirror CWIP amounts collected pursuant to the 2013 MPSC Rate Order. As of December 31, 2014, $257.2 million had been collected by the Company. The Company continues to analyze the Court's opinion and expects to file a motion for rehearing. See "2015 Mississippi Supreme Court Decision" herein for additional information.
Key Performance Indicators
The Company continues to focus on several key performance indicators, including the construction and start-up of the Kemper IGCC, to measure the Company's performance for customers and employees.
In recognition that the Company's long-term financial success is dependent upon how well it satisfies its customers' needs, the Company's retail base rate mechanism, PEP, includes performance indicators that directly tie customer service indicators to the

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

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
In addition to the PEP performance indicators, the Company focuses on other performance measures, including broader measures of customer satisfaction, plant availability, system reliability, and net income after dividends on preferred stock. The Company's financial success is directly tied to customer satisfaction. Key elements of ensuring customer satisfaction include outstanding service, high reliability, and competitive prices. Management uses customer satisfaction surveys to evaluate the Company's results and generally targets the top quartile in measuring performance, which the Company achieved during 2014.
Peak season equivalent forced outage rate (Peak Season EFOR) is an indicator of fossil plant availability and efficient generation fleet operations during the months when generation needs are greatest. The rate is calculated by dividing the number of hours of forced outages by total generation hours. The Company's 2014 fossil Peak Season EFOR of 0.55% was better than the target. Transmission and distribution system reliability performance is measured by the frequency and duration of outages. Performance targets for reliability are set internally based on historical performance. The Company's 2014 performance was better than the target for these transmission and distribution reliability measures.
The Company uses net income (loss) after dividends on preferred stock as the primary measure of the Company's financial performance. The Company's results were below target for 2014 due to the increased cost estimate for the Kemper IGCC above the $2.88 billion cost cap and the 2015 Court decision. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Performance Evaluation Plan" and FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" herein for additional information. See RESULTS OF OPERATIONS herein for additional information on the Company's financial performance.
Earnings
The Company's net income (loss) after dividends on preferred stock was ($328.7) million in 2014 compared to ($476.6) million in 2013. The decreased net loss in 2014 was primarily the result of lower pre-tax charges of $868.0 million ($536.0 million after tax) in 2014 compared to pre-tax charges of $1.1 billion ($680.5 million after-tax) in 2013 for revisions of estimated costs expected to be incurred on the Company's construction of the Kemper IGCC above the $2.88 billion cost cap established by the Mississippi PSC, net of the DOE Grants and excluding the Cost Cap Exceptions. The change was also due to wholesale base rate increases, effective in April 2013 and May 2014, and an increase in AFUDC equity primarily related to the construction of the Kemper IGCC. These changes were partially offset by a decrease in retail revenues primarily as a result of the 2015 Court decision which required the reversal of revenues recorded in 2013, increases in non-fuel operations and maintenance expenses and interest expense. See Note 3 to the financial statements under "Integrated Coal Gasification Combined Cycle" for additional information regarding the Kemper IGCC.
The Company's net income (loss) after dividends on preferred stock was ($476.6) million in 2013 compared to $99.9 million in 2012. The decrease in 2013 was primarily the result of pre-tax charges of $1.1 billion ($680.5 million after-tax) for revisions of estimated costs expected to be incurred on the Company’s construction of the Kemper IGCC above the $2.88 billion cost cap established by the Mississippi PSC, net of the DOE Grants and excluding the Cost Cap Exceptions. These charges were partially offset by an increase in AFUDC equity primarily related to the construction of the Kemper IGCC which began in 2010 and an increase in revenues primarily due to retail and wholesale base rate increases and a retail rate increase related to the Kemper IGCC cost recovery that became effective in April 2013. See Note 3 to the financial statements under "Integrated Coal Gasification Combined Cycle" for additional information regarding the Kemper IGCC.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

RESULTS OF OPERATIONS
A condensed statement of operations follows:

	Amount	Increase (Decrease) from Prior Year
	2014	2014	2013
	(in millions)
Operating revenues	$1,242.6	$97.5	$109.2
Fuel	574.0	82.7	80.0
Purchased power	42.9	(5.4)	(6.8)
Other operations and maintenance	270.7	17.3	24.7
Depreciation and amortization	97.1	5.7	4.9
Taxes other than income taxes	79.1	(1.5)	1.2
Estimated loss on Kemper IGCC	868.0	(234.0)	1,024.0
Total operating expenses	1,931.8	(135.2)	1,128.0
Operating income	(689.2)	232.7	(1,018.8)
Allowance for equity funds used during construction	136.4	14.8	56.8
Interest expense, net of amounts capitalized	(45.3)	(8.8)	(4.4)
Other income (expense), net	(14.1)	(8.1)	(7.3)
Income taxes (benefit)	(285.2)	82.6	(388.4)
Net income (loss)	(327.0)	148.0	(576.5)
Dividends on preferred stock	1.7	—	—
Net income (loss) after dividends on preferred stock	$(328.7)	$148.0	$(576.5)
Operating Revenues
Operating revenues for 2014 were $1.2 billion, reflecting a $97.5 million increase from 2013. Details of operating revenues were as follows:

	Amount
	2014	2013
	(in millions)
Retail — prior year	$799.1	$747.5
Estimated change resulting from —
Rates and pricing	(11.5)	18.2
Sales growth (decline)	(1.5)	(0.7)
Weather	2.9	1.2
Fuel and other cost recovery	5.6	32.9
Retail — current year	794.6	799.1
Wholesale revenues —
Non-affiliates	322.7	293.9
Affiliates	107.2	34.8
Total wholesale revenues	429.9	328.7
Other operating revenues	18.1	17.4
Total operating revenues	$1,242.6	$1,145.2
Percent change	8.5%	10.5%
Total retail revenues for 2014 decreased $4.5 million, or 0.6%, compared to 2013 primarily as a result of $10.3 million in revenues recorded in 2013 that were reversed in 2014 as a result of the 2015 Court decision. See Note 3 to the financial

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

statements under "Integrated Coal Gasification Combined Cycle – Rate Recovery of Kemper IGCC Costs – 2015 Mississippi Supreme Court Decision" for additional information. This decrease was partially offset by a PEP base rate increase, effective in March 2013, of $2.8 million and a $4.7 million refund in 2013 related to the annual PEP lookback filing. See Note 3 to the financial statements under "Retail Regulatory Matters – Performance Evaluation Plan" for additional information. Total retail revenues for 2013 increased $51.6 million, or 6.9%, compared to 2012 primarily as a result of a base rate increase, a rate increase related to Kemper IGCC cost recovery that became effective in April 2013, and higher fuel cost recovery revenues in 2013 compared to 2012.
See "Energy Sales" below for a discussion of changes in the volume of energy sold, including changes related to sales and weather.
Electric rates for the Company include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Fuel Cost Recovery" herein for additional information. Fuel and other cost recovery revenues increased in 2014 and 2013 compared to prior years primarily as a result of higher recoverable fuel costs.
Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel and emissions portion of wholesale revenues from energy sold to customers outside the Company's service territory.
Wholesale revenues from power sales to non-affiliated utilities, including FERC-regulated MRA sales as well as market-based sales, were as follows:

	2014	2013	2012
	(in millions)
Capacity and other	$160.3	$143.0	$122.5
Energy	162.4	150.9	133.1
Total non-affiliated	$322.7	$293.9	$255.6
Wholesale revenues from sales to non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of the Company's and the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation. Increases and decreases in revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. The Company serves long-term contracts with rural electric cooperative associations and municipalities located in southeastern Mississippi under cost-based electric tariffs which are subject to regulation by the FERC. The contracts with these wholesale customers represented 21.9% of the Company’s total operating revenues in 2014 and are largely subject to rolling 10-year cancellation notices.
Wholesale revenues from sales to non-affiliates increased $28.8 million, or 9.8%, in 2014 compared to 2013 as a result of a $17.3 million increase in base revenues primarily resulting from wholesale base rate increases effective April 1, 2013 and May 1, 2014 and an $11.5 million increase in energy revenues, of which $10.0 million was associated with an increase in KWH sales and $1.5 million was associated with higher fuel prices. Wholesale revenues from sales to non-affiliates increased $38.4 million, or 15.0%, in 2013 compared to 2012 as a result of a $20.5 million increase in base revenues primarily resulting from a wholesale base rate increase effective April 1, 2013 and a $17.8 million increase in energy revenues, of which $14.0 million was associated with higher fuel prices and $3.8 million was associated with an increase in KWH sales.
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
Wholesale revenues from sales to affiliates increased $72.4 million, or 208.3%, in 2014 compared to 2013 primarily due to a $74.6 million increase in energy revenues of which $69.3 million was associated with an increase in KWH sales and $5.3 million was associated with higher prices, partially offset by a decrease in capacity revenues of $2.2 million. Wholesale revenues from sales to affiliates increased $18.4 million, or 112.0%, in 2013 compared to 2012 due to a $1.3 million increase in capacity revenues and a $17.1 million increase in energy revenues of which $7.2 million was associated with higher prices and $9.9 million was associated with an increase in KWH sales.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

Other operating revenues in 2014 increased $0.7 million, or 4.2%, from 2013 primarily due to a $1.3 million increase in transmission revenues, partially offset by a $0.6 million decrease in microwave tower lease revenue and a $0.2 million decrease in miscellaneous revenues from timber and easement sale proceeds. Other operating revenues in 2013 increased $0.8 million, or 4.8%, from 2012 primarily due to a $0.5 million increase in transmission revenues and a $0.3 million increase in miscellaneous revenue from timber and easement sale proceeds.
Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2014 and the percent change from the prior year were as follows:

	Total KWHs	Total KWH Percent Change		Weather-Adjusted Percent Change
	2014	2014	2013	2014	2013
	(in millions)
Residential	2,126	1.8%	2.0%	(2.3)%	—%
Commercial	2,859	(0.2)	(1.7)	0.1	(1.1)
Industrial	4,943	4.3	0.8	4.3	0.8
Other	41	1.1	4.0	1.1	4.0
Total retail	9,969	2.4	0.3%	1.6%	0.1%
Wholesale
Non-affiliated	4,191	6.7	2.9
Affiliated	2,900	211.4	62.8
Total wholesale	7,091	45.9	10.7
Total energy sales	17,060	16.9%	3.5%
Changes in retail energy sales are generally the result of changes in electricity usage by customers, changes in weather, and changes in the number of customers.
Residential energy sales increased 1.8% in 2014 compared to 2013 due to colder weather in the first quarter 2014 and warmer weather in the second and third quarters 2014 as compared to the corresponding periods in 2013. Weather-adjusted residential energy sales decreased 2.3% in 2014 compared to 2013 due to lower average usage per customer. Household income, one of the primary drivers of residential customer usage, was flat in 2014. Residential energy sales increased 2.0% in 2013 compared to 2012 due to less mild weather and a slight increase in the number of residential customers in 2013 compared to 2012.
Commercial energy sales decreased 1.7% in 2013 compared to 2012 due to decreased economic activity in 2013 compared to 2012.
Industrial energy sales increased 4.3% in 2014 compared to 2013 due to increased production related to expanded operation by many industrial customers. Industrial energy sales increased 0.8% in 2013 compared to 2012 due to increased usage by larger industrial customers as well as expansions by existing customers.
Wholesale energy sales to non-affiliates increased 6.7% in 2014 compared to 2013 primarily due to increased opportunity sales to the external market as a result of lower system prices. Wholesale energy sales to non-affiliates increased 2.9% in 2013 compared to 2012 primarily due to increased KWH sales to rural electric cooperative associations and municipalities located in southeastern Mississippi resulting from less mild weather in 2013 compared to 2012.
Wholesale sales to non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of the Company and the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Wholesale energy sales to affiliates increased 211.4% in 2014 compared to 2013 primarily due to an increase in the Company's generation, resulting in more energy available to sell to affiliate companies. Wholesale energy sales to affiliates increased 62.8% in 2013 compared to 2012 primarily due to an increase in the Company's generation, resulting in more energy available to sell to affiliate companies.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

Fuel and Purchased Power Expenses
Fuel costs constitute the single largest expense for the Company. The mix of fuel sources for generation of electricity is determined primarily by demand, the unit cost of fuel consumed, and the availability of generating units. Additionally, the Company purchases a portion of its electricity needs from the wholesale market.
Details of the Company's generation and purchased power were as follows:

	2014	2013	2012
Total generation (millions of KWHs)	16,881	13,721	12,750
Total purchased power (millions of KWHs)	886	1,559	1,961
Sources of generation (percent) –
Coal	42	36	26
Gas	58	64	74
Cost of fuel, generated (cents per net KWH) –
Coal	3.96	4.97	5.09
Gas	3.37	3.16	2.90
Average cost of fuel, generated (cents per net KWH)	3.64	3.87	3.53
Average cost of purchased power (cents per net KWH)	4.85	3.10	2.81
Fuel and purchased power expenses were $616.9 million in 2014, an increase of $77.3 million, or 14.3%, above the prior year costs. The increase was primarily due to a $114.4 million increase in the total volume of KWHs generated, offset by a $37.1 million decrease in the cost of fuel and purchased power. Fuel and purchased power expenses were $539.6 million in 2013, an increase of $73.2 million, or 15.7%, above the prior year costs. The increase was primarily due to a $55.1 million increase in the total volume of KWHs generated and purchased and an $18.1 million increase in the cost of fuel and purchased power.
Fuel and purchased power energy transactions do not have a significant impact on earnings, since energy expenses are generally offset by energy revenues through the Company's fuel cost recovery clauses. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Fuel Cost Recovery" and Note 1 to the financial statements under "Fuel Costs" for additional information.
Fuel
Fuel expense increased $82.7 million, or 16.8%, in 2014 compared to 2013. The increase was the result of a 24.5% increase in the volume of KWHs generated in 2014, partially offset by a 5.9% decrease in the average cost of fuel per KWH generated. Fuel expense increased $80.0 million, or 19.5%, in 2013 compared to 2012. The increase was the result of a 9.6% increase in the average cost of fuel per KWH generated and a 9.0% increase in the volume of KWHs generated resulting from increased non-territorial sales in 2013 compared to 2012.
Purchased Power - Non-Affiliates
Purchased power expense from non-affiliates increased $12.1 million, or 210.3%, in 2014 compared to 2013. The increase was primarily the result of a 276.7% increase in the average cost per KWH purchased, partially offset by a 17.6% decrease in the volume of KWHs purchased. Purchased power expense from non-affiliates increased $0.5 million, or 10.2%, in 2013 compared to 2012. The increase was the result of an 8.0% increase in the average cost per KWH purchased and a 2.0% increase in the volume of KWHs purchased. The increase in the average cost per KWH purchased was due to a higher marginal cost of fuel. The increase in the volume of KWHs purchased was due to a lower market cost of available energy compared to the cost of generation.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power - Affiliates
Purchased power expense from affiliates decreased $17.5 million, or 41.1%, in 2014 compared to 2013. The decrease in 2014 was primarily the result of a 49.5% decrease in the volume of KWHs purchased, offset by a 16.8% increase in the average cost per KWH purchased compared to 2013. Purchased power expense from affiliates decreased $7.3 million, or 14.7%, in 2013 compared to 2012. The decrease was primarily the result of a 24.7% decrease in the volume of KWHs purchased, partially offset by a 13.2% increase in the average cost per KWH purchased compared to 2012.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses
Other operations and maintenance expenses increased $17.3 million, or 6.8%, in 2014 compared to 2013 primarily due to a $14.1 million increase in employee compensation and benefit expenses and a $6.5 million increase in generation maintenance expenses. These increases in 2014 were partially offset by a $2.0 million decrease in transmission expenses primarily related to overhead line maintenance and vegetation management, and a $0.8 million decrease in customer accounting expenses primarily due to uncollectibles.
Other operations and maintenance expenses increased $24.7 million, or 10.8%, in 2013 compared to 2012 primarily due to a $9.8 million increase in generation maintenance expenses for several planned outages, a $7.6 million increase in administrative and general expenses related to pension expense, a $4.2 million increase in transmission maintenance expenses, a $2.8 million increase in customer accounting primarily due to uncollectibles, and a $2.5 million increase in distribution expenses related to overhead line maintenance and vegetation management. These increases were partially offset by a $2.7 million decrease in labor expenses.
Depreciation and Amortization
Depreciation and amortization increased $5.7 million, or 6.3%, in 2014 compared to 2013 primarily due to a $4.2 million increase related to the reversal of a regulatory deferral associated with the Kemper IGCC municipal franchise taxes, a $2.2 million increase in depreciation related to an increase in assets in service, and a $2.2 million increase resulting from a regulatory deferral associated with the purchase of Plant Daniel Units 3 and 4. These increases were partially offset by a $3.7 million decrease associated with a wholesale revenue requirement adjustment.
Depreciation and amortization increased $4.9 million, or 5.7%, in 2013 compared to 2012 primarily due to a $4.3 million increase in ECO Plan amortization, a $2.0 million increase in amortization resulting from a regulatory deferral associated with the purchase of Plant Daniel Units 3 and 4, and a $1.6 million increase in depreciation resulting from an increase in plant in service. These increases were partially offset by a $2.1 million decrease in amortization primarily resulting from a regulatory deferral associated with the Kemper IGCC and a $0.7 million decrease in amortization resulting from a regulatory deferral associated with the capital lease related to the Kemper IGCC air separation unit.
See Note 1 to the financial statements under "Depreciation and Amortization" and Note 3 to the financial statements under "FERC Matters," "Retail Regulatory Matters – Performance Evaluation Plan," and " – Environmental Compliance Overview Plan" for additional information.
Taxes Other Than Income Taxes
Taxes other than income taxes decreased $1.5 million, or 2.0%, in 2014 compared to 2013 primarily as a result of a $6.0 million decrease in franchise taxes, partially offset by a $3.2 million increase in ad valorem taxes and a $1.3 million increase in payroll taxes. Taxes other than income taxes increased $1.2 million, or 1.6%, in 2013 compared to 2012 primarily as a result of a $3.5 million increase in franchise taxes, partially offset by a $2.1 million decrease in ad valorem taxes and a $0.2 million decrease in payroll taxes.
The retail portion of ad valorem taxes is recoverable under the Company's ad valorem tax cost recovery clause and, therefore, does not affect net income.
Estimated Loss on Kemper IGCC
Estimated probable losses on the Kemper IGCC of $868.0 million and $1.1 billion were recorded in 2014 and 2013, respectively, to reflect revisions of estimated costs expected to be incurred on the construction of the Kemper IGCC in excess of the $2.88 billion cost cap established by the Mississippi PSC, net of the DOE Grants and excluding the Cost Cap Exceptions.
See Note 3 to the financial statements under "Integrated Coal Gasification Combined Cycle" for additional information.
Allowance for Equity Funds Used During Construction
AFUDC equity increased $14.8 million, or 12.2%, in 2014 as compared to 2013 and $56.8 million, or 87.7%, in 2013 as compared to 2012. These increases in 2014 and 2013 were primarily due to CWIP related to the Company's Kemper IGCC. See ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates – Allowance for Funds Used During

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

Construction" and Note 3 to the financial statements under "Integrated Coal Gasification Combined Cycle" for additional information regarding the Kemper IGCC.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized increased $8.8 million, or 24.2%, in 2014 compared to 2013, primarily due to an $11.0 million increase in interest expense resulting from the receipt of $75.0 million and $50.0 million interest-bearing refundable deposits from SMEPA in January 2014 and October 2014, respectively, related to its pending purchase of an undivided interest in the Kemper IGCC, an $8.2 million increase in interest expense on the regulatory liability related to the Kemper IGCC rate recovery, a $4.6 million increase in interest expense primarily associated with the issuances of long-term debt in 2014, and a $2.8 million increase in other interest expense. These increases in 2014 over the prior year were partially offset by a $14.6 million increase in capitalized interest resulting from carrying costs associated with the Kemper IGCC and a $3.2 million decrease in interest expense primarily associated with the redemption of long-term debt in late 2013.
Interest expense, net of amounts capitalized decreased $4.4 million, or 10.7%, in 2013 compared to 2012, primarily due to a $20.1 million increase in capitalized interest resulting from AFUDC debt associated with the Kemper IGCC and a $2.6 million decrease in interest expense associated with the redemption of long-term debt in 2013. These decreases in 2013 from the prior year were partially offset by a $12.2 million increase in interest expense primarily associated with the issuances of new long-term debt in 2013, a $4.0 million increase in interest expense resulting from the receipt of a $150.0 million interest-bearing refundable deposit from SMEPA in March 2012 related to its pending purchase of an undivided interest in the Kemper IGCC, and a $2.7 million increase in interest expense in the regulatory liability related to the Kemper IGCC rate recovery.
See Note 3 to the financial statements under "Integrated Coal Gasification Combined Cycle – Proposed Sale of Undivided Interest to SMEPA" for more information.
Other Income (Expense), Net
Other income (expense), net decreased $8.1 million, or 133.7%, in 2014 compared to 2013 primarily due to $7.0 million associated with the Sierra Club settlement and a $1.1 million increase in consulting fees. Other income (expense), net decreased $7.3 million in 2013 compared to 2012 primarily due to a $5.9 million increase in consulting fees. See "Other Matters – Sierra Club Settlement Agreement" herein and Note 3 to the financial statements under "Other Matters – Sierra Club Settlement Agreement" for additional information.
Income Taxes (Benefit)
Income taxes (benefit) increased $82.6 million, or 22.5%, in 2014 compared to 2013 and decreased $388.4 million in 2013 compared to 2012 primarily resulting from the reduction in pre-tax losses related to the estimated probable losses on the Kemper IGCC.
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
The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of the Company's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of the Company's business of selling electricity. These factors include the Company's ability to prevail against legal challenges associated with the Kemper IGCC, recover its prudently-incurred costs in a timely manner during a time of increasing costs and the completion and subsequent operation of the Kemper IGCC and the Plant Daniel scrubber project as well as other ongoing construction projects.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

Future earnings in the near term will depend, in part, upon maintaining and growing sales which are subject to a number of factors. These factors include weather, competition, new energy contracts with other utilities, energy conservation practiced by customers, the use of alternative energy sources by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in the Company's service territory. Changes in regional and global economic conditions may impact sales for the Company, as the pace of the economic recovery remains uncertain. The timing and extent of the economic recovery will impact growth and may impact future earnings.
Environmental Matters
Compliance costs related to federal and state environmental statutes and regulations could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis or through market-based contracts. Environmental compliance spending over the next several years may differ materially from the amounts estimated. The timing, specific requirements, and estimated costs could change as environmental statutes and regulations are adopted or modified. Further, higher costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively affect results of operations, cash flows, and financial condition. See Note 3 to the financial statements under "Environmental Matters" for additional information.
New Source Review Actions
As part of a nationwide enforcement initiative against the electric utility industry which began in 1999, the EPA brought civil enforcement actions in federal district court against Alabama Power alleging violations of the New Source Review provisions of the Clean Air Act at certain coal-fired electric generating units, including a unit co-owned by the Company. An adverse outcome could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties. See Note 3 to the financial statements under "Environmental Matters – New Source Review Actions" for additional information. The ultimate outcome of these matters cannot be determined at this time.
Environmental Statutes and Regulations
General
The Company's operations are subject to extensive regulation by state and federal environmental agencies under a variety of statutes and regulations governing environmental media, including air, water, and land resources. Applicable statutes include the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; the Toxic Substances Control Act; the Emergency Planning & Community Right-to-Know Act; the Endangered Species Act; and related federal and state regulations. Compliance with these environmental requirements involves significant capital and operating costs, a major portion of which is expected to be recovered through existing ratemaking provisions. Through 2014, the Company had invested approximately $523 million in environmental capital retrofit projects to comply with these requirements, with annual totals of approximately $118 million, $104 million, and $52 million for 2014, 2013, and 2012, respectively. The Company expects that capital expenditures to comply with environmental statutes and regulations will total approximately $154 million from 2015 through 2017, with annual totals of approximately $94 million, $25 million, and $35 million for 2015, 2016, and 2017, respectively. These estimated expenditures do not include any potential compliance costs that may arise from the EPA's proposed rules that would limit CO2 emissions from new, existing, and modified or reconstructed fossil-fuel-fired electric generating units. See "Global Climate Issues" for additional information.
The Company's ultimate environmental compliance strategy, including potential unit retirement and replacement decisions, and future environmental capital expenditures will be affected by the final requirements of new or revised environmental regulations and regulations relating to global climate change that are promulgated, including the proposed environmental regulations described below; the outcome of any legal challenges to the environmental rules; the cost, availability, and existing inventory of emissions allowances; and the Company's fuel mix. Compliance costs may arise from existing unit retirements, installation of additional environmental controls, closure and monitoring of CCR facilities, and adding or changing fuel sources for certain existing units. The ultimate outcome of these matters cannot be determined at this time. See Note 3 to the financial statements under "Other Matters – Sierra Club Settlement Agreement" for additional information.
Compliance with any new federal or state legislation or regulations relating to air quality, water, CCR, global climate change, or other environmental and health concerns could significantly affect the Company. Although new or revised environmental legislation or regulations could affect many areas of the Company's operations, the full impact of any such changes cannot be determined at this time. Additionally, many of the Company's commercial and industrial customers may also be affected by existing and future environmental requirements, which for some may have the potential to ultimately affect their demand for electricity.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

Air Quality
Compliance with the Clean Air Act and resulting regulations has been and will continue to be a significant focus for the Company. Since 1990, the Company has spent approximately $393 million in reducing and monitoring emissions pursuant to the Clean Air Act. Additional controls are currently planned or under consideration to further reduce air emissions, maintain compliance with existing regulations, and meet new requirements.
In 2012, the EPA finalized the Mercury and Air Toxics Standards (MATS) rule, which imposes stringent emissions limits for acid gases, mercury, and particulate matter on coal- and oil-fired electric utility steam generating units. Compliance for existing sources is required by April 16, 2015 up to April 16, 2016 for affected units for which extensions have been granted. On November 25, 2014, the U.S. Supreme Court granted a petition for review of the final MATS rule.
The EPA regulates ground level ozone concentrations through implementation of an eight-hour ozone National Ambient Air Quality Standard (NAAQS). On December 17, 2014, the EPA published a proposed rule to further reduce the current eight-hour ozone standard. The EPA is required by federal court order to complete this rulemaking by October 1, 2015. Finalization of a lower eight-hour ozone standard could result in the designation of new ozone nonattainment areas within the Company's service territory.
Final revisions to the NAAQS for sulfur dioxide (SO2), which established a new one-hour standard, became effective in 2010. No areas within the Company's service territory have been designated as nonattainment under this rule. However, the EPA has announced plans to make additional designation decisions for SO2 in the future, which could result in nonattainment designations for areas within the Company's service territory. Implementation of the revised SO2 standard could require additional reductions in SO2 emissions and increased compliance and operational costs.
On February 13, 2014, the EPA proposed to delete from the Alabama State Implementation Plan (SIP) the Alabama opacity rule that the EPA approved in 2008, which provides operational flexibility to affected units, including units co-owned by the Company. In March 2013, the U.S. Court of Appeals for the Eleventh Circuit ruled in favor of Alabama Power and the Company and vacated an earlier attempt by the EPA to rescind its 2008 approval. The EPA's latest proposal characterizes the proposed deletion as an error correction within the meaning of the Clean Air Act. Alabama Power and the Company believe this interpretation of the Clean Air Act to be incorrect. If finalized, this proposed action could affect unit availability and result in increased operations and maintenance costs for affected units, including units co-owned by the Company.
The Company's service territory is subject to the requirements of the Cross State Air Pollution Rule (CSAPR). CSAPR is an emissions trading program that limits SO2 and nitrogen oxide emissions from power plants in 28 states in two phases, with Phase I beginning in 2015 and Phase II beginning in 2017. In 2012, the U.S. Court of Appeals for the District of Columbia Circuit vacated CSAPR in its entirety, but on April 29, 2014, the U.S. Supreme Court overturned that decision and remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings. The U.S. Court of Appeals for the District of Columbia Circuit granted the EPA's motion to lift the stay of the rule, and the first phase of CSAPR took effect on January 1, 2015.
The EPA finalized the Clean Air Visibility Rule (CAVR) in 2005, with a goal of restoring natural visibility conditions in certain areas (primarily national parks and wilderness areas) by 2064. The rule involves the application of best available retrofit technology to certain sources, including fossil fuel-fired generating facilities, built between 1962 and 1977 and any additional emissions reductions necessary for each designated area to achieve reasonable progress toward the natural visibility conditions goal by 2018 and for each 10-year period thereafter.
In 2012, the EPA published proposed revisions to the New Source Performance Standard (NSPS) for Stationary Combustion Turbines (CTs). If finalized as proposed, the revisions would apply the NSPS to all new, reconstructed, and modified CTs (including CTs at combined cycle units), during all periods of operation, including startup and shutdown, and alter the criteria for determining when an existing CT has been reconstructed.
In February 2013, the EPA proposed a rule that would require certain states to revise the provisions of their SIPs relating to the regulation of excess emissions at industrial facilities, including fossil fuel-fired generating facilities, during periods of startup, shut-down, or malfunction (SSM). The EPA proposed to supplement the 2013 proposed rule on September 17, 2014, making it more stringent. The EPA has entered into a settlement agreement requiring it to finalize the proposed rule by May 22, 2015. The proposed rule would require states subject to the rule (including Alabama and Mississippi) to revise their SSM provisions within 18 months after issuance of the final rule.
The Company has developed and continually updates a comprehensive environmental compliance strategy to assess compliance obligations associated with the current and proposed environmental requirements discussed above. The impacts of the eight-hour ozone and SO2 NAAQS, the Alabama opacity rule, CSAPR, CAVR, the MATS rule, the NSPS for CTs, and the SSM rule on the

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

Company cannot be determined at this time and will depend on the specific provisions of the proposed and final rules, the resolution of pending and future legal challenges, and/or the development and implementation of rules at the state level. These regulations could result in significant additional compliance costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.
See Note 3 to the financial statements under "Retail Regulatory Matters – Environmental Compliance Overview Plan" and "Other Matters – Sierra Club Settlement Agreement" for additional information.
Water Quality
The EPA's final rule establishing standards for reducing effects on fish and other aquatic life caused by new and existing cooling water intake structures at existing power plants and manufacturing facilities became effective on October 14, 2014. The effect of this final rule will depend on the results of additional studies and implementation of the rule by regulators based on site-specific factors. The ultimate impact of this rule will also depend on the outcome of ongoing legal challenges and cannot be determined at this time.
In June 2013, the EPA published a proposed rule which requested comments on a range of potential regulatory options for addressing revised technology-based limits for certain wastestreams from steam electric power plants and best management practices for CCR surface impoundments. The EPA has entered into a consent decree requiring it to finalize revisions to the steam electric effluent guidelines by September 30, 2015. The ultimate impact of the rule will also depend on the specific technology requirements of the final rule and the outcome of any legal challenges and cannot be determined at this time.
On April 21, 2014, the EPA and the U.S. Army Corps of Engineers jointly published a proposed rule to revise the regulatory definition of waters of the U.S. for all Clean Water Act (CWA) programs, which would significantly expand the scope of federal jurisdiction under the CWA. In addition, the rule as proposed could have significant impacts on economic development projects which could affect customer demand growth. The ultimate impact of the proposed rule will depend on the specific requirements of the final rule and the outcome of any legal challenges and cannot be determined at this time. If finalized as proposed, this rule could significantly increase permitting and regulatory requirements and costs associated with the siting of new facilities and the installation, expansion, and maintenance of transmission and distribution lines.
These proposed and final water quality regulations could result in significant additional capital expenditures and compliance costs that could affect future unit retirement and replacement decisions. Also, results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates.
Coal Combustion Residuals
The Company currently manages two electric generating plants in Mississippi and is also part owner of a plant located in Alabama, each with onsite CCR storage units consisting of landfills and surface impoundments (CCR Units). In addition to on-site storage, the Company also sells a portion of its CCR to third parties for beneficial reuse. Individual states regulate CCR and the States of Mississippi and Alabama each have their own regulatory requirements. The Company has an inspection program in place to assist in maintaining the integrity of its coal ash surface impoundments.
On December 19, 2014, the EPA issued the Disposal of Coal Combustion Residuals from Electric Utilities final rule (CCR Rule), but has not yet published it in the Federal Register. The CCR Rule will regulate the disposal of CCR, including coal ash and gypsum, as non-hazardous solid waste in CCR Units at active generating power plants. The CCR Rule does not mandate closure of CCR Units, but includes minimum criteria for active and inactive surface impoundments containing CCR and liquids, lateral expansions of existing units, and active landfills. Failure to meet the minimum criteria can result in the mandated closure of a CCR Unit. Although the EPA does not require individual states to adopt the final criteria, states have the option to incorporate the federal criteria into their state solid waste management plans in order to regulate CCR in a manner consistent with federal standards. The EPA's final rule continues to exclude the beneficial use of CCR from regulation.
The ultimate impact of the CCR Rule cannot be determined at this time and will depend on the Company's ongoing review of the CCR Rule, the results of initial and ongoing minimum criteria assessments, and the outcome of legal challenges. The cost and timing of potential ash pond closure and ongoing monitoring activities that may be required in connection with the CCR Rule is also uncertain; however, the Company has developed a preliminary nominal dollar estimate of costs associated with closure and groundwater monitoring of ash ponds in place of approximately $64 million and ongoing post-closure care of approximately $12 million. The Company will record asset retirement obligations (ARO) for the estimated closure costs required under the CCR Rule during 2015. The Company's results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

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
Global Climate Issues
In 2014, the EPA published three sets of proposed standards that would limit CO2 emissions from new, existing, and modified or reconstructed fossil-fuel-fired electric generating units. On January 8, 2014, the EPA published proposed standards for new units, and, on June 18, 2014, the EPA published proposed standards governing existing units, known as the Clean Power Plan, and separate standards governing CO2 emissions from modified and reconstructed units. The EPA's proposed Clean Power Plan establishes guidelines for states to develop plans to address CO2 emissions from existing fossil fuel-fired electric generating units. The EPA's proposed guidelines establish state-specific interim and final CO2 emission rate goals to be achieved between 2020 and 2029 and in 2030 and thereafter. The proposed guidelines and standards could result in operational restrictions and material compliance costs, including capital expenditures, which could affect future unit retirement and replacement decisions. The Company's results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates or through market-based contracts.
The Southern Company system filed comments on the EPA's proposed Clean Power Plan on December 1, 2014. These comments addressed legal and technical issues in addition to providing a preliminary estimated cost of complying with the proposed guidelines utilizing one of the EPA's compliance scenarios. Costs associated with this proposal could be significant to the utility industry and the Southern Company system. However, the ultimate financial and operational impact of the proposed Clean Power Plan on the Southern Company system cannot be determined at this time and will depend upon numerous known and unknown factors. Some of the unknown factors include: the structure, timing, and content of the EPA's final guidelines; individual state implementation of these guidelines, including the potential that state plans impose different standards; additional rulemaking activities in response to legal challenges and related court decisions; the impact of future changes in generation and emissions-related technology and costs; the impact of future decisions regarding unit retirement and replacement, including the type and amount of any such replacement capacity; and the time periods over which compliance will be required.
Over the past several years, the U.S. Congress has also considered many proposals to reduce greenhouse gas emissions, mandate renewable or clean energy, and impose energy efficiency standards. Such proposals are expected to continue to be considered by the U.S. Congress. International climate change negotiations under the United Nations Framework Convention on Climate Change are also continuing.
The EPA's greenhouse gas reporting rule requires annual reporting of CO2 equivalent emissions in metric tons for a company's operational control of facilities. Based on ownership or financial control of facilities, the Company's 2013 greenhouse gas emissions were approximately 10 million metric tons of CO2 equivalent. The preliminary estimate of the Company's 2014 greenhouse gas emissions on the same basis is approximately 11 million metric tons of CO2 equivalent. The level of greenhouse gas emissions from year to year will depend on the level of generation, the mix of fuel sources, and other factors.
FERC Matters
In May 2013, the FERC accepted a settlement agreement entered into by the Company with its wholesale customers which approved, among other things, the same regulatory treatment for tariff ratemaking as the treatment approved for retail ratemaking by the Mississippi PSC for certain items. The regulatory treatment includes (i) approval to establish a regulatory asset for the portion of non-capitalizable Kemper IGCC-related costs which have been and will continue to be incurred during the construction period for the Kemper IGCC, (ii) authorization to defer as a regulatory asset, for the 10-year period ending October 2021, the difference between the revenue requirement under the purchase option of Plant Daniel Units 3 and 4 (assuming a remaining 30-year life) and the revenue requirement assuming the continuation of the operating lease regulatory treatment with the accumulated deferred balance at the end of the deferral being amortized into wholesale rates over the remaining life of Plant Daniel Units 3 and 4, and (iii) authority to defer in a regulatory asset costs related to the retirement or partial retirement of generating units as a result of environmental compliance rules. See Note 3 to the financial statements under "FERC Matters" for more information.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

On March 31, 2014, the Company reached a settlement agreement with its wholesale customers and filed a request with the FERC for an increase in the MRA cost-based electric tariff. The settlement agreement, accepted by the FERC on May 20, 2014, provides that base rates under the MRA cost-based electric tariff will increase approximately $10.1 million annually, with revised rates effective for services rendered beginning May 1, 2014.
Retail Regulatory Matters
General
The Company's rates and charges for service to retail customers are subject to the regulatory oversight of the Mississippi PSC. The Company's rates are a combination of base rates and several separate cost recovery clauses for specific categories of costs. These separate cost recovery clauses address such items as the Kemper IGCC, fuel and purchased power, energy efficiency programs, ad valorem taxes, property damage, and the costs of compliance with environmental laws and regulations. Costs not addressed through one of the specific cost recovery clauses are recovered through the Company's base rates. See Note 3 to the financial statements under "Retail Regulatory Matters" and "Integrated Coal Gasification Combined Cycle" for additional information.
In 2012, the Mississippi PSC issued an order for the purpose of investigating and reviewing, for informational purposes only, the ROE formulas used by the Company and all other regulated electric utilities in Mississippi. In March 2013, the MPUS filed with the Mississippi PSC its report on the ROE formulas used by the Company and all other regulated electric utilities in Mississippi. The ultimate outcome of this matter cannot be determined at this time.
Energy Efficiency
In July 2013, the Mississippi PSC approved an energy efficiency and conservation rule requiring electric and gas utilities in Mississippi serving more than 25,000 customers to implement energy efficiency programs and standards.
On June 3, 2014, the Mississippi PSC approved the Company's 2014 Energy Efficiency Quick Start Plan filing, which includes a portfolio of energy efficiency programs. On October 20, 2014, the Company filed a revised compliance filing, which proposed an increase of $6.7 million in retail revenues for the period December 2014 through December 2015. The Mississippi PSC approved the revised filing on November 4, 2014.
Performance Evaluation Plan
The Company’s retail base rates are set under the PEP, a rate plan approved by the Mississippi PSC. Two filings are made for each calendar year: the PEP projected filing, which is typically filed prior to the beginning of the year based on projected revenue requirement, and the PEP lookback filing, which is filed after the year and allows for review of the actual revenue requirement compared to the projected filing.
In 2011, the Company submitted its annual PEP lookback filing for 2010, which recommended no surcharge or refund. Later in 2011, the Company received a letter from the MPUS disputing certain items in the 2010 PEP lookback filing. In 2012, the Mississippi PSC issued an order canceling the Company's PEP lookback filing for 2011. In May 2013, the MPUS contested the Company's PEP lookback filing for 2012, which indicated a refund due to customers of $4.7 million. Unresolved matters related to certain costs included in the 2010 PEP lookback filing, which are currently under review, also impact the 2012 PEP lookback filing.
In March 2013, the Mississippi PSC approved the projected PEP filing for 2013, which resulted in a rate increase of 1.9%, or $15.3 million, annually, effective March 19, 2013. The Company may be entitled to $3.3 million in additional revenues related to 2013 as a result of the late implementation of the 2013 PEP rate increase.
On March 18, 2014, the Company submitted its annual PEP lookback filing for 2013, which indicated no surcharge or refund. On March 31, 2014, the Mississippi PSC suspended the filing to allow more time for review.
On June 3, 2014, the Mississippi PSC issued an order for the purpose of investigating and reviewing the adoption of a uniform formula rate plan for the Company and other regulated electric utilities in Mississippi.
The ultimate outcome of these matters cannot be determined at this time.
Environmental Compliance Overview Plan
In 2012, the Mississippi PSC approved the Company's request for a CPCN to construct scrubbers on Plant Daniel Units 1 and 2, which are scheduled to be placed in service in September and November 2015, respectively. These units are jointly owned by the Company and Gulf Power, with 50% ownership each. On August 1, 2014, the Company entered into a settlement agreement with

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

the Sierra Club (Sierra Club Settlement Agreement) that, among other things, requires the Sierra Club to dismiss or withdraw all pending legal and regulatory challenges to the issuance of the CPCN to construct scrubbers on Plant Daniel Units 1 and 2. In addition, and consistent with the Company's ongoing evaluation of recent environmental rules and regulations, the Company agreed to retire, repower with natural gas, or convert to an alternative non-fossil fuel source Plant Sweatt Units 1 and 2 (80 MWs) no later than December 2018. The Company also agreed that it would cease burning coal and other solid fuel at Plant Watson Units 4 and 5 (750 MWs) and begin operating those units solely on natural gas no later than April 2015, and cease burning coal and other solid fuel at Plant Greene County Units 1 and 2 (200 MWs) and begin operating those units solely on natural gas no later than April 2016. On August 28, 2014, the Chancery Court of Harrison County, Mississippi dismissed the Sierra Club's appeal related to the CPCN to construct scrubbers on Plant Daniel Units 1 and 2.
In accordance with a 2011 accounting order from the Mississippi PSC, the Company has the authority to defer in a regulatory asset for future recovery all plant retirement- or partial retirement-related costs resulting from environmental regulations. This request was made to minimize the potential rate impact to customers arising from pending and final environmental regulations which may require the premature retirement of some generating units. As of December 31, 2014, $5.6 million of Plant Greene County costs and $2.0 million of costs related to Plant Watson have been reclassified as a regulatory asset. These costs are expected to be recovered through the ECO plan and other existing cost recovery mechanisms. Additional costs associated with the remaining net book value of coal-related equipment will be reclassified to a regulatory asset at the time of retirement for Plants Watson and Greene County in 2015 and 2016, respectively. Approved regulatory asset costs will be amortized over a period to be determined by the Mississippi PSC. As a result, these decisions are not expected to have a material impact on the Company's financial statements.
See Note 3 to the financial statements under "Other Matters – Sierra Club Settlement Agreement" for additional information.
On February 25, 2015, the Company submitted its annual ECO filing for 2015, which indicated an annual increase in revenues of approximately $8.1 million.
The ultimate outcome of these matters cannot be determined at this time.
Fuel Cost Recovery
The Company establishes, annually, a retail fuel cost recovery factor that is approved by the Mississippi PSC. The Company is required to file for an adjustment to the retail fuel cost recovery factor annually; the most recent filing occurred on November 17, 2014. On January 13, 2015, the Mississippi PSC approved the 2015 retail fuel cost recovery factor, effective January 21, 2015. The retail fuel cost recovery factor will result in an annual increase of approximately $7.9 million. At December 31, 2014, the amount of under-recovered retail fuel costs included in the balance sheets was $2.5 million compared to a $14.5 million over-recovered balance at December 31, 2013.
The Company also has a wholesale MRA and a Market Based (MB) fuel cost recovery factor. Effective January 1, 2015, the wholesale MRA fuel rate decreased resulting in an annual decrease of $1.1 million. Effective February 1, 2015, the wholesale MB fuel rate decreased, resulting in an annual decrease of $0.1 million. At December 31, 2014, the amount of over-recovered wholesale MRA fuel costs included in the balance sheets was $0.2 million compared to an over-recovered balance of $7.3 million at December 31, 2013. At December 31, 2014, the amount of over-recovered wholesale MB fuel costs included in the balance sheets was immaterial compared to an over-recovered balance of $0.3 million at December 31, 2013. In addition, at December 31, 2014, the amount of over-recovered MRA emissions allowance cost included in the balance sheets was $0.3 million compared to a $3.8 million under-recovered balance at December 31, 2013. The Company's operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, changes in the billing factor should have no significant effect on the Company's revenues or net income, but will affect cash flow.
Ad Valorem Tax Adjustment
The Company establishes, annually, an ad valorem tax adjustment factor that is approved by the Mississippi PSC to collect the ad valorem taxes paid by the Company. On May 6, 2014, the Mississippi PSC approved the Company's annual ad valorem tax adjustment factor filing for 2014, in which the Company requested an annual rate increase of 0.38%, or $3.6 million in annual retail revenues, primarily due to an increase in property tax rates.
See RESULTS OF OPERATIONS – "Taxes Other Than Income Taxes" herein for additional information.
Baseload Act
In 2008, the Baseload Act was signed by the Governor of Mississippi. The Baseload Act authorizes, but does not require, the Mississippi PSC to adopt a cost recovery mechanism that includes in retail base rates, prior to and during construction, all or a

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

portion of the prudently-incurred pre-construction and construction costs incurred by a utility in constructing a base load electric generating plant. Prior to the passage of the Baseload Act, such costs would traditionally be recovered only after the plant was placed in service. The Baseload Act also provides for periodic prudence reviews by the Mississippi PSC and prohibits the cancellation of any such generating plant without the approval of the Mississippi PSC. In the event of cancellation of the construction of the plant without approval of the Mississippi PSC, the Baseload Act authorizes the Mississippi PSC to make a public interest determination as to whether and to what extent the utility will be afforded rate recovery for costs incurred in connection with such cancelled generating plant. In the Court decision, the Court declined to rule on the constitutionality of the Baseload Act. See "Integrated Coal Gasification Combined Cycle – Rate Recovery of Kemper IGCC Costs" and " – 2015 Mississippi Supreme Court Decision" herein for additional information.
Integrated Coal Gasification Combined Cycle
Kemper IGCC Overview
Construction of the Kemper IGCC is nearing completion and start-up activities will continue until the Kemper IGCC is placed in service. The Kemper IGCC will utilize an IGCC technology with an output capacity of 582 MWs. The Kemper IGCC will be fueled by locally mined lignite (an abundant, lower heating value coal) from a mine owned by the Company and situated adjacent to the Kemper IGCC. The mine, operated by North American Coal Corporation, started commercial operation in June 2013. In connection with the Kemper IGCC, the Company constructed and plans to operate approximately 61 miles of CO2 pipeline infrastructure for the planned transport of captured CO2 for use in enhanced oil recovery.
Kemper IGCC Schedule and Cost Estimate
In 2012, the Mississippi PSC issued the 2012 MPSC CPCN Order, a detailed order confirming the CPCN originally approved by the Mississippi PSC in 2010 authorizing the acquisition, construction, and operation of the Kemper IGCC.
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
The Kemper IGCC was originally projected to be placed in service in May 2014. The Company placed the combined cycle and the associated common facilities portion of the Kemper IGCC in service on natural gas on August 9, 2014 and continues to focus on completing the remainder of the Kemper IGCC, including the gasifier and the gas clean-up facilities, for which the in-service date is currently expected to occur in the first half of 2016.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

Recovery of the Kemper IGCC costs subject to the cost cap and the Cost Cap Exceptions remain subject to review and approval by the Mississippi PSC. The Company's Kemper IGCC 2010 project estimate, current cost estimate (which includes the impacts of the Court's decision), and actual costs incurred as of December 31, 2014, as adjusted for the Court's decision, are as follows:

Cost Category	2010 Project Estimate(f)	Current Estimate	Actual Costs at 12/31/2014
	(in billions)
Plant Subject to Cost Cap(a)	$2.40	$4.93	$4.23
Lignite Mine and Equipment	0.21	0.23	0.23
CO2 Pipeline Facilities	0.14	0.11	0.10
AFUDC(b)(c)	0.17	0.63	0.45
Combined Cycle and Related Assets Placed in Service – Incremental(d)	—	0.02	0.00
General Exceptions	0.05	0.10	0.07
Deferred Costs(c)(e)	—	0.18	0.12
Total Kemper IGCC(a)(c)	$2.97	$6.20	$5.20

(a)
The 2012 MPSC CPCN Order approved a construction cost cap of up to $2.88 billion, net of the DOE Grants and excluding the Cost Cap Exceptions. The Current Estimate and Actual Costs include non-incremental operating and maintenance costs related to the combined cycle and associated common facilities placed in service on August 9, 2014 that are subject to the $2.88 billion cost cap and excludes post-in-service costs for the lignite mine. See "Rate Recovery of Kemper IGCC Costs – 2013 MPSC Rate Order" for additional information.

(b)
The Company's original estimate included recovery of financing costs during construction rather than the accrual of AFUDC. This approach was not approved by the Mississippi PSC in 2012 as described in "Rate Recovery of Kemper IGCC Costs."

(c)	Amounts in the Current Estimate reflect estimated costs through March 31, 2016.

(d)
Incremental operating and maintenance costs related to the combined cycle and associated common facilities placed in service on August 9, 2014, net of costs related to energy sales. See "Rate Recovery of Kemper IGCC Costs – 2013 MPSC Rate Order" for additional information.

(e)	The 2012 MPSC CPCN Order approved deferral of non-capital Kemper IGCC-related costs during construction as described in "Rate Recovery of Kemper IGCC Costs – Regulatory Assets and Liabilities."

(f)	The 2010 Project Estimate is the certificated cost estimate adjusted to include the certificated estimate for the CO2 pipeline facilities which was approved in 2011 by the Mississippi PSC.
Of the total costs, including post-in-service costs for the lignite mine, incurred as of December 31, 2014, $3.04 billion was included in property, plant, and equipment (which is net of the DOE Grants and estimated probable losses of $2.05 billion), $1.8 million in other property and investments, $44.7 million in fossil fuel stock, $32.5 million in materials and supplies, $147.7 million in other regulatory assets, $11.6 million in other deferred charges and assets, and $23.6 million in AROs in the balance sheet, with $1.1 million previously expensed.
The Company does not intend to seek any rate recovery or joint owner contributions for any costs related to the construction of the Kemper IGCC that exceed the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions. The Company recorded pre-tax charges to income for revisions to the cost estimate of $868.0 million ($536.0 million after tax), $1.10 billion ($680.5 million after tax), and $78.0 million ($48.2 million after tax) in 2014, 2013 and 2012, respectively. The increases to the cost estimate in 2014 primarily reflected costs related to extension of the project's schedule to ensure the required time for start-up activities and operational readiness, completion of construction, additional resources during start-up, and ongoing construction support during start-up and commissioning activities. The current estimate includes costs through March 31, 2016. Any further extension of the in-service date is currently estimated to result in additional base costs of approximately $25 million to $30 million per month, which includes maintaining necessary levels of start-up labor, materials, and fuel, as well as operational resources required to execute start-up and commissioning activities. Any further extension of the in-service date with respect to the Kemper IGCC would also increase costs for the Cost Cap Exceptions, which are not subject to the $2.88 billion cost cap established by the Mississippi PSC. These costs include AFUDC, which is currently estimated to total approximately $13 million per month, as well as carrying costs and operating expenses on Kemper IGCC assets placed in service and consulting and legal fees, which are being deferred as regulatory assets and are estimated to total approximately $7 million per month.
Any further cost increases and/or extensions of the in-service date with respect to the Kemper IGCC may result from factors including, but not limited to, labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction or other agreements,

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

operational readiness, including specialized operator training and required site safety programs, unforeseen engineering or design problems, start-up activities for this first-of-a-kind technology (including major equipment failure and system integration), and/or operational performance (including additional costs to satisfy any operational parameters ultimately adopted by the Mississippi PSC). In subsequent periods, any further changes in the estimated costs to complete construction and start-up of the Kemper IGCC subject to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, will be reflected in the Company's statements of operations and these changes could be material.
Rate Recovery of Kemper IGCC Costs
See "FERC Matters" for additional information regarding the Company's MRA cost-based tariff relating to recovery of a portion of the Kemper IGCC costs from the Company's wholesale customers. Rate recovery of the retail portion of the Kemper IGCC is subject to the jurisdiction of the Mississippi PSC. See Note 3 to the financial statements under "Retail Regulatory Matters – Baseload Act" for additional information. See "Income Tax Matters" herein for additional tax information related to the Kemper IGCC.
The ultimate outcome of the rate recovery matters discussed herein, including the resolution of legal challenges, determinations of prudency, and the specific manner of recovery of prudently-incurred costs, cannot be determined at this time, but could have a material impact on the Company's results of operations, financial condition, and liquidity.
2012 MPSC CPCN Order
The 2012 MPSC CPCN Order included provisions relating to both the Company's recovery of financing costs during the course of construction of the Kemper IGCC and the Company's recovery of costs following the date the Kemper IGCC is placed in service. With respect to recovery of costs following the in-service date of the Kemper IGCC, the 2012 MPSC CPCN Order provided for the establishment of operational cost and revenue parameters based upon assumptions in the Company's petition for the CPCN. The Company expects the Mississippi PSC to apply operational parameters in connection with the evaluation of the Rate Mitigation Plan (defined below) and other related proceedings during the operation of the Kemper IGCC. To the extent the Mississippi PSC determines the Kemper IGCC does not meet the operational parameters ultimately adopted by the Mississippi PSC or the Company incurs additional costs to satisfy such parameters, there could be a material adverse impact on the Company's financial statements.
2013 Settlement Agreement
In January 2013, the Company entered into a settlement agreement with the Mississippi PSC that, among other things, established the process for resolving matters regarding cost recovery related to the Kemper IGCC (2013 Settlement Agreement). Under the 2013 Settlement Agreement, the Company agreed to limit the portion of prudently-incurred Kemper IGCC costs to be included in retail rate base to the $2.4 billion certificated cost estimate, plus the Cost Cap Exceptions, but excluding AFUDC, and any other costs permitted or determined to be excluded from the $2.88 billion cost cap by the Mississippi PSC. The 2013 Settlement Agreement also allowed the Company to secure alternate financing for costs not otherwise recovered in any Mississippi PSC rate proceedings contemplated by the 2013 Settlement Agreement. The Court found the 2013 Settlement Agreement unenforceable due to a lack of public notice for the related proceedings. See "2015 Mississippi Supreme Court Decision" below for additional information.
Legislation to authorize a multi-year rate plan and legislation to provide for alternate financing through securitization of up to $1.0 billion of prudently-incurred costs was enacted into law in February 2013. The Company's intent under the 2013 Settlement Agreement was to securitize (1) prudently-incurred costs in excess of the certificated cost estimate and up to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, (2) accrued AFUDC, and (3) other prudently-incurred costs, which include carrying costs from the estimated in-service date until securitization is finalized and other costs not included in the Rate Mitigation Plan as approved by the Mississippi PSC.
The Court's decision did not impact the Company's ability to utilize alternate financing through securitization, the 2012 MPSC CPCN Order, or the February 2013 legislation. See "2015 Mississippi Supreme Court Decision" below for additional information.
2013 MPSC Rate Order
Consistent with the terms of the 2013 Settlement Agreement, in March 2013, the Mississippi PSC issued the 2013 MPSC Rate Order approving retail rate increases of 15% effective March 19, 2013 and 3% effective January 1, 2014, which collectively were designed to collect $156 million annually beginning in 2014. For the period from March 2013 through December 31, 2014, $257.2 million had been collected primarily to be used to mitigate customer rate impacts after the Kemper IGCC is placed in service.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

Because the 2013 MPSC Rate Order did not provide for the inclusion of CWIP in rate base as permitted by the Baseload Act, the Company continues to record AFUDC on the Kemper IGCC through the in-service date. The Company will not record AFUDC on any additional costs of the Kemper IGCC that exceed the $2.88 billion cost cap, except for Cost Cap Exception amounts. The Company will continue to record AFUDC and collect and defer the approved rates through the in-service date until directed to do otherwise by the Mississippi PSC.
On August 18, 2014, the Company provided an analysis of the costs and benefits of placing the combined cycle and the associated common facilities portion of the Kemper IGCC in service, including the expected accounting treatment. The Company's analysis requested, among other things, confirmation of the Company's accounting treatment by the Mississippi PSC of the continued collection of rates as prescribed by the 2013 MPSC Rate Order, with the current recognition as revenue of the related equity return on all assets placed in service and the deferral of all remaining rate collections under the 2013 MPSC Rate Order to a regulatory liability account. See "2015 Mississippi Supreme Court Decision" for additional information regarding the decision of the Court which would discontinue the collection of, and require the refund of, all amounts previously collected under the 2013 MPSC Rate Order.
In addition, the Company's August 18, 2014 filing with the Mississippi PSC requested confirmation of the Company's accounting treatment by the Mississippi PSC of the continued accrual of AFUDC through the in-service date of the remainder of the Kemper IGCC and the deferral of operating costs for the combined cycle as regulatory assets. Under the Company's proposal, non-incremental costs that would have been incurred whether or not the combined cycle was placed in service would be included in a regulatory asset and would continue to be subject to the $2.88 billion cost cap. Additionally, incremental costs that would not have been incurred if the combined cycle had not gone into service would be included in a regulatory asset and would not be subject to the cost cap because these costs are incurred to support operation of the combined cycle. All energy revenues associated with the combined cycle variable operating and maintenance expenses would be credited to this regulatory asset. See "Regulatory Assets and Liabilities" for additional information. Any action by the Mississippi PSC that is inconsistent with the treatment requested by the Company could have a material impact on the results of operations, financial condition, and liquidity of the Company.
2015 Mississippi Supreme Court Decision
On February 12, 2015, the Court issued its decision in the legal challenge to the 2013 MPSC Rate Order filed by Thomas A. Blanton. The Court reversed the 2013 MPSC Rate Order based on, among other things, its findings that (1) the Mirror CWIP rate treatment was not provided for under the Baseload Act and (2) the Mississippi PSC should have determined the prudence of Kemper IGCC costs before approving rate recovery through the 2013 MPSC Rate Order. The Court also found the 2013 Settlement Agreement unenforceable due to a lack of public notice for the related proceedings. The Court's ruling remands the matter to the Mississippi PSC to (1) fix by order the rates that were in existence prior to the 2013 MPSC Rate Order, (2) fix no rate increases until the Mississippi PSC is in compliance with the Court's ruling, and (3) enter an order refunding amounts collected under the 2013 MPSC Rate Order. Through December 31, 2014, the Company had collected $257.2 million through rates under the 2013 MPSC Rate Order. Any required refunds would also include carrying costs. The Court's decision will become legally effective upon the issuance of a mandate to the Mississippi PSC. Absent specific instruction from the Court, the Mississippi PSC will determine the method and timing of the refund. The Company is reviewing the Court's decision and expects to file a motion for rehearing which would stay the Court's mandate until either the case is reheard and decided or seven days after the Court issues its order denying the Company's request for rehearing. The Company is also evaluating its regulatory options.
Rate Mitigation Plan
In March 2013, the Company, in compliance with the 2013 MPSC Rate Order, filed a revision to the proposed rate recovery plan with the Mississippi PSC for the Kemper IGCC for cost recovery through 2020 (Rate Mitigation Plan), which is still under review by the Mississippi PSC. The revenue requirements set forth in the Rate Mitigation Plan assume the sale of a 15% undivided interest in the Kemper IGCC to SMEPA and utilization of bonus depreciation, which currently requires that the related long-term asset be placed in service in 2015. In the Rate Mitigation Plan, the Company proposed recovery of an annual revenue requirement of approximately $156 million of Kemper IGCC-related operational costs and rate base amounts, including plant costs equal to the $2.4 billion certificated cost estimate. The 2013 MPSC Rate Order, which increased rates beginning in March 2013, was integral to the Rate Mitigation Plan, which contemplates amortization of the regulatory liability balance at the in-service date to be used to mitigate customer rate impacts through 2020, based on a fixed amortization schedule that requires approval by the Mississippi PSC. Under the Rate Mitigation Plan, the Company proposed annual rate recovery to remain the same from 2014 through 2020, with the proposed revenue requirement approximating the forecasted cost of service for the period 2014 through 2020. Under the Company's proposal, to the extent the actual annual cost of service differs from the approved forecast for certain items, the difference would be deferred as a regulatory asset or liability, subject to accrual of carrying costs, and would be included in the next year's rate recovery calculation. If any deferred balance remains at the end of 2020, the Mississippi PSC

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

would review the amount and, if approved, determine the appropriate method and period of disposition. See "Regulatory Assets and Liabilities" and "Income Tax Matters" for additional information.
To the extent that refunds of amounts collected under the 2013 MPSC Rate Order are required on a schedule different from the amortization schedule proposed in the Rate Mitigation Plan, the customer billing impacts proposed under the Rate Mitigation Plan would no longer be viable. See "2015 Mississippi Supreme Court Decision" above for additional information.
In the event that the Mirror CWIP regulatory liability is refunded to customers prior to the in-service date of the Kemper IGCC and is, therefore, not available to mitigate rate impacts under the Rate Mitigation Plan, the Mississippi PSC does not approve a refund schedule that facilitates rate mitigation, or the Company withdraws the Rate Mitigation Plan, the Company would seek rate recovery through alternate means, which could include a traditional rate case.
In addition to current estimated costs at December 31, 2014 of $6.20 billion, the Company anticipates that it will incur additional costs after the Kemper IGCC in-service date until the Kemper IGCC cost recovery approach is finalized. These costs include, but are not limited to, regulatory costs and additional carrying costs which could be material. Recovery of these costs would be subject to approval by the Mississippi PSC.
Prudence Reviews
The Mississippi PSC's review of Kemper IGCC costs is ongoing. On August 5, 2014, the Mississippi PSC ordered that a consolidated prudence determination of all Kemper IGCC costs be completed after the entire project has been placed in service and has demonstrated availability for a reasonable period of time as determined by the Mississippi PSC and the MPUS. The Mississippi PSC has encouraged the parties to work in good faith to settle contested issues and the Company is working to reach a mutually acceptable resolution. As a result of the Court's decision, the Company intends to request that the Mississippi PSC reconsider its prudence review schedule. See "2015 Mississippi Supreme Court Decision" for additional information.
Regulatory Assets and Liabilities
Consistent with the treatment of non-capital costs incurred during the pre-construction period, the Mississippi PSC issued an accounting order in 2011 granting the Company the authority to defer all non-capital Kemper IGCC-related costs to a regulatory asset through the in-service date, subject to review of such costs by the Mississippi PSC. Such costs include, but are not limited to, carrying costs on Kemper IGCC assets currently placed in service, costs associated with Mississippi PSC and MPUS consultants, prudence costs, legal fees, and operating expenses associated with assets placed in service.
On August 18, 2014, the Company requested confirmation by the Mississippi PSC of the Company's authority to defer all operating expenses associated with the operation of the combined cycle subject to review of such costs by the Mississippi PSC. In addition, the Company is authorized to accrue carrying costs on the unamortized balance of such regulatory assets at a rate and in a manner to be determined by the Mississippi PSC in future cost recovery mechanism proceedings. As of December 31, 2014, the regulatory asset balance associated with the Kemper IGCC was $147.7 million. The projected balance at March 31, 2016 is estimated to total approximately $269.8 million. The amortization period of 40 years proposed by the Company for any such costs approved for recovery remains subject to approval by the Mississippi PSC.
The 2013 MPSC Rate Order approved retail rate increases of 15% effective March 19, 2013 and 3% effective January 1, 2014, which collectively were designed to collect $156 million annually beginning in 2014. On February 12, 2015, the Court ordered the Mississippi PSC to refund Mirror CWIP and to fix by order the rates that were in existence prior to the 2013 MPSC Rate Order. The Company is deferring the collections under the approved rates in the Mirror CWIP regulatory liability until otherwise directed by the Mississippi PSC. The Company is also accruing carrying costs on the unamortized balance of the Mirror CWIP regulatory liability for the benefit of retail customers. As of December 31, 2014, the balance of the Mirror CWIP regulatory liability, including carrying costs, was $270.8 million.
See "2015 Mississippi Supreme Court Decision" for additional information.
See Note 1 to the financial statements under "Regulatory Assets and Liabilities" for additional information.
Lignite Mine and CO2 Pipeline Facilities
In conjunction with the Kemper IGCC, the Company will own the lignite mine and equipment and has acquired and will continue to acquire mineral reserves located around the Kemper IGCC site. The mine started commercial operation in June 2013.
In 2010, the Company executed a 40-year management fee contract with Liberty Fuels Company, LLC (Liberty Fuels), a wholly-owned subsidiary of The North American Coal Corporation, which developed, constructed, and is operating and managing the mining operations. The contract with Liberty Fuels is effective through the end of the mine reclamation. As the mining permit holder, Liberty Fuels has a legal obligation to perform mine reclamation and the Company has a contractual obligation to fund all

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

reclamation activities. In addition to the obligation to fund the reclamation activities, the Company currently provides working capital support to Liberty Fuels through cash advances for capital purchases, payroll, and other operating expenses. See Note 1 to the financial statements under "Asset Retirement Obligations and Other Costs of Removal" and "Variable Interest Entities" for additional information.
In addition, the Company has constructed and will operate the CO2 pipeline for the planned transport of captured CO2 for use in enhanced oil recovery. The Company has entered into agreements with Denbury Onshore (Denbury), a subsidiary of Denbury Resources Inc., and Treetop Midstream Services, LLC (Treetop), an affiliate of Tellus Operating Group, LLC and a subsidiary of Tengrys, LLC, pursuant to which Denbury will purchase 70% of the CO2 captured from the Kemper IGCC and Treetop will purchase 30% of the CO2 captured from the Kemper IGCC. The agreements with Denbury and Treetop provide termination rights in the event that the Company does not satisfy its contractual obligation with respect to deliveries of captured CO2 by May 11, 2015. While the Company has received no indication from either Denbury or Treetop of their intent to terminate their respective agreements, any termination could result in a material reduction in future chemical product sales revenues and could have a material financial impact on the Company to the extent the Company is not able to enter into other similar contractual arrangements.
The ultimate outcome of these matters cannot be determined at this time.
Proposed Sale of Undivided Interest to SMEPA
In 2010, the Company and SMEPA entered into an APA whereby SMEPA agreed to purchase a 17.5% undivided interest in the Kemper IGCC. In 2012, the Mississippi PSC approved the sale and transfer of the 17.5% undivided interest in the Kemper IGCC to SMEPA. Later in 2012, the Company and SMEPA signed an amendment to the APA whereby SMEPA reduced its purchase commitment percentage from a 17.5% to a 15% undivided interest in the Kemper IGCC. In March 2013, the Company and SMEPA signed an amendment to the APA whereby the Company and SMEPA agreed to amend the power supply agreement entered into by the parties in 2011 to reduce the capacity amounts to be received by SMEPA by half (approximately 75 MWs) at the sale and transfer of the undivided interest in the Kemper IGCC to SMEPA. Capacity revenues under the 2011 power supply agreement were $16.7 million in 2014. In December 2013, the Company and SMEPA agreed to extend SMEPA's option to purchase through December 31, 2014.
By letter agreement dated October 6, 2014, the Company and SMEPA agreed in principle on certain issues related to SMEPA's proposed purchase of a 15% undivided interest in the Kemper IGCC. The letter agreement contemplated certain amendments to the APA, which the parties anticipated to be incorporated into the APA on or before December 31, 2014. The parties agreed to further amend the APA as follows: (1) the Company agreed to cap at $2.88 billion the portion of the purchase price payable for development and construction costs, net of the Cost Cap Exceptions, title insurance reimbursement, and AFUDC and/or carrying costs through the Closing Commitment Date (defined below); (2) SMEPA agreed to close the purchase within 180 days after the date of the execution of the amended APA or before the Kemper IGCC in-service date, whichever occurs first (Closing Commitment Date), subject only to satisfaction of certain conditions; and (3) AFUDC and/or carrying costs will continue to be accrued on the capped development and construction costs, the Cost Cap Exceptions, and any operating costs, net of revenues until the amended APA is executed by both parties, and thereafter AFUDC and/or carrying costs and payment of interest on SMEPA's deposited money will be suspended and waived provided closing occurs by the Closing Commitment Date. The letter agreement also provided for certain post-closing adjustments to address any differences between the actual and the estimated amounts of post-in-service date costs (both expenses and capital) and revenue credits for those portions of the Kemper IGCC previously placed in service.
By letter dated December 18, 2014, SMEPA notified the Company that SMEPA decided not to extend the estimated closing date in the APA or revise the APA to include the contemplated amendments; however, both parties agree that the APA will remain in effect until closing or until either party gives notice of termination.
The closing of this transaction is also conditioned upon execution of a joint ownership and operating agreement, the absence of material adverse effects, receipt of all construction permits, and appropriate regulatory approvals, as well as SMEPA's receipt of Rural Utilities Service (RUS) funding. In 2012, SMEPA received a conditional loan commitment from RUS for the purchase.
In 2012, on January 2, 2014, and on October 9, 2014, the Company received $150 million, $75 million, and $50 million, respectively, of interest-bearing refundable deposits from SMEPA to be applied to the purchase. While the expectation is that these amounts will be applied to the purchase price at closing, the Company would be required to refund the deposits upon the termination of the APA or within 15 days of a request by SMEPA for a full or partial refund. Given the interest-bearing nature of the deposits and SMEPA's ability to request a refund, the deposits have been presented as a current liability in the balance sheet and as financing proceeds in the statement of cash flow. In July 2013, Southern Company entered into an agreement with SMEPA

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

under which Southern Company has agreed to guarantee the obligations of the Company with respect to any required refund of the deposits.
The ultimate outcome of these matters cannot be determined at this time.
Income Tax Matters
See Note 3 to the financial statements under "Integrated Coal Gasification Combined Cycle" for additional information about the Kemper IGCC. The ultimate outcome of these tax matters cannot be determined at this time.
Bonus Depreciation
On December 19, 2014, the Tax Increase Prevention Act of 2014 (TIPA) was signed into law. The TIPA retroactively extended several tax credits through 2014 and extended 50% bonus depreciation for property placed in service in 2014 (and for certain long-term production-period projects to be placed in service in 2015). The extension of 50% bonus depreciation had a positive impact on the Company's cash flows and combined with bonus depreciation allowed in 2014 under the American Taxpayer Relief Act of 2012, resulted in approximately $130 million of positive cash flows related to the combined cycle and associated common facilities portion of the Kemper IGCC for the 2014 tax year. The estimated cash flow benefit of bonus depreciation related to TIPA is expected to be approximately $45 million to $50 million for the 2015 tax year.
Investment Tax Credits
The IRS allocated $279.0 million (Phase II) of Internal Revenue Code of 1986, as amended (Internal Revenue Code), Section 48A tax credits to the Company in connection with the Kemper IGCC. Through December 31, 2014, the Company had recorded tax benefits totaling $276.4 million for the Phase II credits, of which approximately $210 million had been utilized through that date. These credits will be amortized as a reduction to depreciation and amortization over the life of the Kemper IGCC and are dependent upon meeting the IRS certification requirements, including an in-service date no later than April 19, 2016 and the capture and sequestration (via enhanced oil recovery) of at least 65% of the CO2 produced by the Kemper IGCC during operations in accordance with the Internal Revenue Code. The Company currently expects to place the Kemper IGCC in service in the first half of 2016. In addition, a portion of the Phase II tax credits will be subject to recapture upon completion of SMEPA's proposed purchase of an undivided interest in the Kemper IGCC as described above.
Section 174 Research and Experimental Deduction
Southern Company, on behalf of the Company, reduced tax payments for 2014 and included in its 2013 consolidated federal income tax return deductions for research and experimental (R&E) expenditures related to the Kemper IGCC. Due to the uncertainty related to this tax position, the Company recorded an unrecognized tax benefit of approximately $160 million as of December 31, 2014. See Note 5 to the financial statements under "Unrecognized Tax Benefits" for additional information.
Other Matters
The Company is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, the Company is subject to certain claims and legal actions arising in the ordinary course of business. The Company's business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements, such as air quality and water standards, has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
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
In February 2013, the Company submitted a claim under the Deepwater Horizon Economic and Property Damages Settlement Agreement associated with the oil spill that occurred in April 2010 in the Gulf of Mexico. The ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

Sierra Club Settlement Agreement
On August 1, 2014, the Company entered into the Sierra Club Settlement Agreement that, among other things, requires the Sierra Club to dismiss or withdraw all pending legal and regulatory challenges of the Kemper IGCC and the scrubber project at Plant Daniel Units 1 and 2. In addition, the Sierra Club agreed to refrain from initiating, intervening in, and/or challenging certain legal and regulatory proceedings for the Kemper IGCC, including, but not limited to, the prudence review, and Plant Daniel for a period of three years from the date of the Sierra Club Settlement Agreement. On August 4, 2014, the Sierra Club filed all of the required motions necessary to dismiss or withdraw all appeals associated with certification of the Kemper IGCC and the Plant Daniel Units 1 and 2 scrubber project, which the applicable courts subsequently granted.
Under the Sierra Club Settlement Agreement, the Company agreed to, among other things, fund a $15 million grant payable over a 15-year period for an energy efficiency and renewable program and contribute $2 million to a conservation fund. In accordance with the Sierra Club Settlement Agreement, the Company paid $7 million in 2014, recognized in other income (expense), net in the statement of operations. In addition, and consistent with the Company's ongoing evaluation of recent environmental rules and regulations, the Company agreed to retire, repower with natural gas, or convert to an alternative non-fossil fuel source Plant Sweatt Units 1 and 2 (80 MWs) no later than December 2018. The Company also agreed that it would cease burning coal and other solid fuel at Plant Watson Units 4 and 5 (750 MWs) and begin operating those units solely on natural gas no later than April 2015, and cease burning coal and other solid fuel at Plant Greene County Units 1 and 2 (200 MWs) and begin operating those units solely on natural gas no later than April 2016. See Note 3 under "Retail Regulatory Matters – Environmental Compliance Overview Plan" for additional information.
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
Contingent Obligations
The Company is subject to a number of federal and state laws and regulations, as well as other factors and conditions that subject it to environmental, litigation, income tax, and other risks. See FUTURE EARNINGS POTENTIAL herein and Note 3 to the financial statements for more information regarding certain of these contingencies. The Company periodically evaluates its exposure to such risks and, in accordance with GAAP, records reserves for those matters where a non-tax-related loss is considered probable and reasonably estimable and records a tax asset or liability if it is more likely than not that a tax position will be sustained. The adequacy of reserves can be significantly affected by external events or conditions that can be unpredictable; thus, the ultimate outcome of such matters could materially affect the Company's financial position, results of operations, or cash flows.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

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
For purposes of its December 31, 2014 measurement date, the Company adopted new mortality tables for its pension plans and retiree life and medical plans, which reflect increased life expectancies in the U.S. The adoption of new mortality tables increased the projected benefit obligations for the Company's pension plans and other postretirement benefit plans by approximately $30.2 million and $5.2 million, respectively. The adoption of new mortality tables will increase net periodic costs related to the Company's pension plans and other postretirement benefit plans in 2015 by $4.1 million and $0.6 million, respectively.
A 25 basis point change in any significant assumption (discount rate, salaries, or long-term return on plan assets) would result in a $1.8 million or less change in total annual benefit expense and a $22.7 million or less change in projected obligations.
Allowance for Funds Used During Construction
In accordance with regulatory treatment, the Company records AFUDC, which represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new regulated facilities. While cash is not realized currently from such allowance, AFUDC increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation. The equity component of AFUDC is not included in the calculation of taxable income. The average annual AFUDC rate was 6.91%, 6.89%, and 7.04% for the years ended December 31, 2014, 2013, and 2012, respectively. The AFUDC rate is applied to CWIP consistent with jurisdictional regulatory treatment. AFUDC equity was $136.4 million, $121.6 million, and $64.8 million in 2014, 2013, and 2012, respectively.
Kemper IGCC Estimated Construction Costs, Project Completion Date, and Rate Recovery
During 2014, the Company further extended the scheduled in-service date for the Kemper IGCC to the first half of 2016 and revised its cost estimate to complete construction and start-up of the Kemper IGCC to an amount that exceeds the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions. The Company does not intend to seek any rate recovery or any joint owner contributions for any costs related to the construction of the Kemper IGCC that exceed the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions.
As a result of the revisions to the cost estimate, the Company recorded total pre-tax charges to income for the estimated probable losses on the Kemper IGCC of $70.0 million ($43.2 million after tax) in the fourth quarter 2014, $418.0 million ($258.1 million after tax) in the third quarter 2014, $380.0 million ($234.7 million after tax) in the first quarter 2014, $40.0 million ($24.7 million

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

after tax) in the fourth quarter 2013, $150.0 million ($92.6 million after tax) in the third quarter 2013, $450.0 million ($277.9 million after tax) in the second quarter 2013, $462.0 million ($285.3 million after tax) in the first quarter 2013, and $78.0 million ($48.2 million after tax) in the fourth quarter 2012. In the aggregate, the Company has incurred charges of $2.05 billion ($1.26 billion after tax) as a result of changes in the cost estimate for the Kemper IGCC through December 31, 2014.
The Company has experienced, and may continue to experience, material changes in the cost estimate for the Kemper IGCC. In subsequent periods, any further changes in the estimated costs to complete construction and start-up of the Kemper IGCC subject to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, will be reflected in the statements of operations and these changes could be material. Any further cost increases and/or extensions of the in-service date with respect to the Kemper IGCC may result from factors including, but not limited to, labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction or other agreements, operational readiness, including specialized operator training and required site safety programs, unforeseen engineering or design problems, start-up activities for this first-of-a-kind technology (including major equipment failure and system integration), and/or operational performance (including additional costs to satisfy any operational parameters ultimately adopted by the Mississippi PSC).
The Company's revised cost estimate includes costs through March 31, 2016. Any further extension of the in-service date is currently estimated to result in additional base costs of approximately $25 million to $30 million per month, which includes maintaining necessary levels of start-up labor, materials, and fuel, as well as operational resources required to execute start-up and commissioning activities. Any further extension of the in-service date with respect to the Kemper IGCC would also increase costs for the Cost Cap Exceptions, which are not subject to the $2.88 billion cost cap established by the Mississippi PSC. These costs include AFUDC, which is currently estimated to total approximately $13 million per month, as well as carrying costs and operating expenses on Kemper IGCC assets placed in service and consulting fees and legal fees which are being deferred as regulatory assets and are estimated to total approximately $7 million per month.
Given the significant judgment involved in estimating the future costs to complete construction and start-up, the project completion date, the ultimate rate recovery for the Kemper IGCC, and the potential impact on the results of operations, the Company considers these items to be critical accounting estimates. See FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" herein and Note 3 to the financial statements under "Integrated Coal Gasification Combined Cycle" for additional information.
Recently Issued Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board issued ASC 606, Revenue from Contracts with Customers. ASC 606 revises the accounting for revenue recognition and is effective for fiscal years beginning after December 15, 2016. The Company continues to evaluate the requirements of ASC 606. The ultimate impact of the new standard has not yet been determined.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Earnings in 2014 and 2013 were negatively affected by revisions to the cost estimate for the Kemper IGCC and by the Court’s decision to reverse the 2013 MPSC Rate order; however, the Company's financial condition remained stable at December 31, 2014 and December 31, 2013 as a result of capital contributions to the Company by Southern Company. The Company's cash requirements primarily consist of funding debt maturities, including $775 million of bank loans maturing in 2015, ongoing operations, capital expenditures, and the potential requirement to refund amounts collected under the 2013 MPSC Rate Order ($257.2 million through December 31, 2014) and additional amounts for associated carrying costs. See FUTURE EARNINGS POTENTIAL – Integrated Coal Gasification Combined Cycle – "Rate Recovery of Kemper IGCC Costs – 2013 MPSC Rate Order" and " – 2015 Mississippi Supreme Court Decision" herein for additional information. For the three-year period from 2015 through 2017, the Company's capital expenditures and debt maturities are expected to materially exceed operating cash flows. In addition to the Kemper IGCC, projected capital expenditures in that period include investments to maintain existing generation facilities, including the Plant Daniel scrubber project, to add environmental equipment for existing generating units, to add or change fuel sources for certain existing units, and to expand and improve transmission and distribution facilities. Through December 31, 2014, the Company has incurred non-recoverable cash expenditures of $1.3 billion and is expected to incur approximately $702 million in additional non-recoverable cash expenditures through completion of the Kemper IGCC.
In 2014, the Company received $450.0 million in equity contributions and a $220.0 million loan from Southern Company which was repaid on September 29, 2014. In January 2015, the Company received an additional $75.0 million in equity contributions from Southern Company. The Company is currently negotiating to refinance its maturing bank loans and to obtain additional bank loans. The Company also intends to utilize cash from operations and commercial paper and lines of credit as market conditions

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

permit, as well as, under certain circumstances, equity contributions and/or loans from Southern Company, to fund the Company's short-term capital needs.
See "Sources of Capital," "Financing Activities," and "Capital Requirements and Contractual Obligations" herein for additional information.
The Company's investments in the qualified pension plan increased in value as of December 31, 2014 as compared to December 31, 2013. In December 2014, the Company voluntarily contributed $33 million to the qualified pension plan. No mandatory contributions to the qualified pension plan are anticipated for the year ending December 31, 2015.
Net cash provided from operating activities totaled $734.4 million for 2014, an increase of $286.8 million as compared to the corresponding period in 2013. The increase in net cash provided from operating activities was primarily due to deferred income taxes and Mirror CWIP, net of the Kemper IGCC regulatory deferral, partially offset by a decrease in ITCs received related to the Kemper IGCC, an increase in prepaid income taxes, increases in fossil fuel stock, and an increase in regulatory assets associated with the Kemper IGCC. Net cash provided from operating activities totaled $447.6 million for 2013, an increase of $212.2 million as compared to the corresponding period in 2012. The increase in net cash provided from operating activities was primarily due to an increase in ITCs received related to the Kemper IGCC, increases in rate recovery related to the Kemper IGCC, and decreases in fossil fuel stock, partially offset by a decrease in over-recovered regulatory clause revenues and an increase in regulatory assets associated with the Kemper IGCC.
Net cash used for investing activities totaled $1.3 billion for 2014 primarily due to gross property additions primarily related to the Kemper IGCC and the Plant Daniel scrubber project. Net cash used for investing activities totaled $1.6 billion for 2013 primarily due to gross property additions primarily related to the Kemper IGCC and the Plant Daniel scrubber project, partially offset by proceeds from asset sales.
Net cash provided from financing activities totaled $592.6 million in 2014 primarily due to capital contributions from Southern Company, long-term debt financings, and the receipts of interest bearing refundable deposits related to a pending asset sale, partially offset by redemptions of long-term debt. Net cash provided from financing activities totaled $1.2 billion in 2013 primarily due to an increase in capital contributions from Southern Company and an increase in long-term debt financings, partially offset by redemptions of long-term debt.
Significant balance sheet changes as of December 31, 2014 compared to 2013 included an increase in securities due within one year of $763.9 million and a decrease in long-term debt of $536.6 million, primarily due to bank loans maturing in 2015, as well as an increase in the interest-bearing refundable deposit from SMEPA of $125.0 million. See "Financing Activities" herein for additional information. Total property, plant, and equipment increased $416.6 million and other regulatory assets, deferred increased $184.8 million primarily due to the Kemper IGCC and results of an actuarial study. See "Integrated Coal Gasification Combined Cycle" herein for additional information. Other regulatory liabilities, deferred decreased $81.3 million and Mirror CWIP increased $270.8 million primarily due to the reclassification of Kemper regulatory liabilities. Additional changes included an increase in accrued income taxes of $136.9 million primarily due to R&E tax deductions, an increase in prepaid income taxes of $155.9 million primarily due to ITCs related to the Kemper IGCC and an increase in taxes on Mirror CWIP, a net increase in accumulated deferred income taxes of $194.7 million primarily related to the Kemper combined cycle and associated common facilities placed in service on August 9, 2014 offset by the estimated probable loss on the Kemper IGCC, an increase in employee benefit obligations of $53.1 million, and an increase in deferred charges related to income taxes of $81.8 million. See Note 2 and Note 5 to the financial statements for additional information. Total common stockholder's equity decreased $92.3 million primarily due to the estimated probable loss on the Kemper IGCC partially offset by the receipt of $450.0 million in capital contributions from Southern Company.
The Company's ratio of common equity to total capitalization, including long-term debt due within one year, was 46.1% in 2014 and 49.6% in 2013. See Note 6 to the financial statements for additional information.
Sources of Capital
Except as described herein, the Company plans to obtain the funds required for construction and other purposes from operating cash flows, security issuances, term loans, and/or short-term debt, as well as, under certain circumstances, equity contributions and/or loans from Southern Company. Operating cash flows would be adversely impacted by $156 million annually with the removal of rates implemented under the 2013 MPSC Rate Order. The amount, type, and timing of future financings will depend upon regulatory approval, prevailing market conditions, and other factors, which may include resolution of Kemper IGCC cost recovery. See "Capital Requirements and Contractual Obligations" herein for additional information. See FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle – Rate Recovery of Kemper IGCC Costs – 2013 MPSC Rate Order" and " – 2015 Mississippi Supreme Court Decision" included herein for additional information.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

The Company received $245.3 million of DOE Grants in prior years that were used for the construction of the Kemper IGCC. An additional $25 million of DOE Grants is expected to be received for commercial operation of the Kemper IGCC. In addition, see FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" for information regarding legislation related to the securitization of certain costs of the Kemper IGCC.
The issuance of securities by the Company is subject to regulatory approval by the FERC. Additionally, with respect to the public offering of securities, the Company files registration statements with the SEC under the Securities Act of 1933, as amended (1933 Act). The amounts of securities authorized by the FERC, as well as the amounts registered under the 1933 Act, are continuously monitored and appropriate filings are made to ensure flexibility in raising capital. Any future financing through secured debt would also require approval by the Mississippi PSC.
See Note 6 to the financial statements under "Bank Credit Arrangements" for additional information. The Southern Company system does not maintain a centralized cash or money pool. Therefore, funds of the Company are not commingled with funds of any other company in the Southern Company system.
As of December 31, 2014, the Company's current liabilities exceeded current assets by approximately $1.3 billion primarily due to $775 million of bank loans maturing in 2015, an interest-bearing refundable deposit from SMEPA, and the potential Mirror CWIP refund. The Company is currently negotiating to refinance its maturing bank loans and to obtain additional bank loans. The Company also intends to utilize cash from operations, and commercial paper and lines of credit as market conditions permit, as well as, under certain circumstances, equity contributions and/or loans from Southern Company, to fund the Company's short-term capital needs. See FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle – Rate Recovery of Kemper IGCC Costs" herein for additional information.
At December 31, 2014, the Company had approximately $132.5 million of cash and cash equivalents. Committed credit arrangements with banks at December 31, 2014 were as follows:

Expires				Executable Term-Loans		Due Within One Year
2015	2016	Total	Unused	One Year	Two Years	Term Out	No Term Out
(in millions)
$135	$165	$300	$300	$25	$40	$65	$70
See Note 6 to the financial statements under "Bank Credit Arrangements" for additional information.
The Company expects to renew its credit arrangements, as needed prior to expiration.
Most of these bank credit arrangements contain covenants that limit debt levels and typically contain cross default provisions to other indebtedness (including guarantee obligations) of the Company. Such cross default provisions to other indebtedness would trigger an event of default if the Company defaulted on indebtedness or guarantee obligations over a specified threshold. The Company is in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowing.
A portion of the $300 million unused credit arrangements with banks is allocated to provide liquidity support to the Company's variable rate pollution control revenue bonds and commercial paper borrowings. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of December 31, 2014 was $40.1 million.
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

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

The Company had no short-term borrowings in 2012 and 2014. Details of short-term borrowing for 2013 were as follows:

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
Bank Term Loans
In January 2014, the Company entered into an 18-month floating rate bank loan bearing interest based on one-month LIBOR. The term loan was for $250 million aggregate principal amount, and the proceeds were used for working capital and other general corporate purposes, including the Company's continuous construction program.
This and other bank loans and the other revenue bonds described below have covenants that limit debt levels to 65% of total capitalization, as defined in the agreements. For purposes of these definitions, debt excludes the long-term debt payable to affiliated trusts, other hybrid securities, and securitized debt relating to the securitization of certain costs of the Kemper IGCC. At December 31, 2014, the Company was in compliance with its debt limits.
In addition, this and other bank loans and the other revenue bonds described below contain cross default provisions to other debt (including guarantee obligations) that would be triggered if the Company defaulted on debt above a specified threshold. The Company is currently in compliance with all such covenants.
Other Revenue Bonds
In May 2014 and August 2014, the Mississippi Business Finance Corporation (MBFC) issued $12.3 million and $10.5 million, respectively, aggregate principal amount of MBFC Taxable Revenue Bonds (Mississippi Power Company Project), Series 2013A for the benefit of the Company and proceeds were used to reimburse the Company for the cost of the acquisition, construction, equipping, installation, and improvement of certain equipment and facilities for the lignite mining facility related to the Kemper IGCC. In December 2014, the MBFC Taxable Revenue Bonds (Mississippi Power Company Project), Series 2013A of $22.87 million and Series 2013B of $11.25 million were paid at maturity.
Other Obligations
In 2012, January 2014, and October 2014, the Company received $150 million, $75 million, and $50 million, respectively, of interest-bearing refundable deposits from SMEPA to be applied to the sale price for the pending sale of an undivided interest in the Kemper IGCC. Until the sale is closed, the deposits bear interest at the Company's AFUDC rate adjusted for income taxes, which was 10.134% per annum for 2014, 9.932% per annum for 2013, and 9.967% per annum for 2012, and are refundable to SMEPA upon termination of the APA related to such purchase or within 15 days of a request by SMEPA for a full or partial refund. In July 2013, Southern Company entered into an agreement with SMEPA under which Southern Company has agreed to guarantee the obligations of the Company with respect to any required refund of the deposits.
In May 2014, the Company issued a 19-month floating rate promissory note to Southern Company for a loan bearing interest based on one-month LIBOR. This loan was for $220 million aggregate principal amount and the proceeds were used for working capital and other general corporate purposes, including the Company's construction program. This loan was repaid on September 29, 2014.
Credit Rating Risk
The Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to below BBB- and/or Baa3. These contracts are for physical electricity sales, fuel transportation and storage, and energy price risk management. At December 31, 2014, the maximum amount of potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 equaled approximately $280 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Southern Company system power pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact the Company's ability to access capital markets, particularly the short-term debt market and the variable rate pollution control revenue bond market.
Subsequent to December 31, 2014, Moody's affirmed the senior unsecured debt rating of the Company and revised the ratings outlook for the Company from stable to negative.
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
To mitigate future exposure to a change in interest rates, the Company may enter into derivatives that have been designated as hedges. The weighted average interest rate on $815 million of long-term variable interest rate exposure at December 31, 2014 was 0.96%. If the Company sustained a 100 basis point change in interest rates for all long-term variable interest rate exposure, the change would affect annualized interest expense by approximately $8 million at January 1, 2015. See Note 1 to the financial statements under "Financial Instruments" and Note 10 to the financial statements for additional information.
To mitigate residual risks relative to movements in electricity prices, the Company enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, financial hedge contracts for natural gas purchases. The Company continues to manage retail fuel-hedging programs implemented per the guidelines of the Mississippi PSC and wholesale fuel-hedging programs under agreements with wholesale customers. The Company had no material change in market risk exposure for the year ended December 31, 2014 when compared to the year ended December 31, 2013.
The changes in fair value of energy-related derivative contracts are substantially attributable to both the volume and the price of natural gas. For the years ended December 31, the changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, were as follows:

	2014 Changes	2013 Changes
	Fair Value
	(in thousands)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(5,478)	$(16,927)
Contracts realized or settled	(2,655)	11,271
Current period changes(a)	(37,231)	178
Contracts outstanding at the end of the period, assets (liabilities), net	$(45,364)	$(5,478)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

The net hedge volumes of energy-related derivative contracts, all of which are natural gas swaps, for the years ended December 31 were as follows:

	2014	2013
	mmBtu Volume
	(in thousands)
Total hedge volume	54,220	56,440
The weighted average swap contract cost above market prices was approximately $0.84 per mmBtu as of December 31, 2014 and $0.10 per mmBtu as of December 31, 2013. There were no options outstanding as of the reporting periods presented. The costs associated with natural gas hedges are recovered through the Company's ECMs.
At December 31, 2014 and 2013, substantially all of the Company's energy-related derivative contracts were designated as regulatory hedges and were related to the Company's fuel-hedging program. Therefore, gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the ECM clause. Gains and losses on energy-related derivatives that are designated as cash flow hedges are used to hedge anticipated purchases and sales and are initially deferred in OCI before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of operations as incurred and were not material for any year presented. The pre-tax gains and losses reclassified from OCI to revenue and fuel expense were not material for any period presented and are not expected to be material for 2015.
The Company uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note 9 to the financial statements for further discussion of fair value measurements. The maturities of the energy-related derivative contracts, which are all Level 2 of the fair value hierarchy, at December 31, 2014 were as follows:

	Fair Value Measurements
	December 31, 2014
	Total Fair Value	Maturity
		Year 1	Years 2&3	Years 4&5
	(in thousands)
Level 1	$—	$—	$—	$—
Level 2	(45,364)	(26,227)	(18,620)	(517)
Level 3	—	—	—	—
Fair value of contracts outstanding at end of period	$(45,364)	$(26,227)	$(18,620)	$(517)
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
Capital Requirements and Contractual Obligations
The construction program of the Company is currently estimated to be $1.0 billion for 2015, $328 million for 2016, and $221 million for 2017, which includes expenditures related to the construction of the Kemper IGCC of $801 million in 2015 and $132 million in 2016. The amounts related to the construction and start-up of the Kemper IGCC exclude SMEPA's proposed acquisition of a 15% ownership share of the Kemper IGCC for approximately $596 million (including construction costs for all prior periods relating to its proposed ownership interest). Capital expenditures to comply with environmental statutes and regulations included in these estimated amounts are $94 million, $25 million, and $35 million for 2015, 2016, and 2017, respectively. These estimated amounts also include capital expenditures covered under long-term service agreements. These estimated expenditures do not include any potential compliance costs that may arise from the EPA's proposed rules that would limit CO2 emissions from new, existing, and modified or reconstructed fossil-fuel-fired electric generating units. See "Global Climate Issues" for additional information.
See FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations" and – "Integrated Coal Gasification Combined Cycle" for additional information.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

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

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

Contractual Obligations

	2015	2016- 2017	2018- 2019	After 2019	Total
	(in thousands)
Long-term debt(a) —
Principal	$775,000	$335,000	$125,000	$1,032,695	$2,267,695
Interest	77,715	132,442	120,904	723,455	1,054,516
Preferred stock dividends(b)	1,733	3,465	3,465	—	8,663
Financial derivative obligations(c)	26,270	18,623	536	—	45,429
Unrecognized tax benefits(d)	164,821	—	—	—	164,821
Operating leases (e)	3,950	2,601	—	—	6,551
Capital leases(f)	2,667	5,741	6,331	64,940	79,679
Purchase commitments —
Capital(g)	1,016,215	491,886	—	—	1,508,101
Fuel(h)	266,934	299,888	255,396	289,215	1,111,433
Long-term service agreements(i)	27,109	23,367	20,596	128,832	199,904
Pension and other postretirement benefits plans(j)	6,187	13,112	—	—	19,299
Total	$2,368,601	$1,326,125	$532,228	$2,239,137	$6,466,091

(a)
All amounts are reflected based on final maturity dates. The Company plans to continue to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit. Variable rate interest obligations are estimated based on rates as of January 1, 2015, as reflected in the statements of capitalization. Fixed rates include, where applicable, the effects of interest rate derivatives employed to manage interest rate risk. Long-term debt excludes capital lease amounts (shown separately).

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

(g)
The Company provides estimated capital expenditures for a three-year period, including capital expenditures and compliance costs associated with environmental regulations. Estimates related to the construction and start-up of the Kemper IGCC exclude SMEPA's proposed acquisition of a 15% ownership share of the Kemper IGCC. At December 31, 2014, significant purchase commitments were outstanding in connection with the construction program. These amounts exclude capital expenditures covered under long-term service agreements, which are reflected separately. See FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations" for additional information. See Note 3 to the financial statements under "Integrated Coal Gasification Combined Cycle" for additional information.

(h)
Includes commitments to purchase coal and natural gas, as well as the related transportation and storage. In most cases, these contracts contain provisions for price escalation, minimum purchase levels, and other financial commitments. Natural gas purchase commitments are based on various indices at the time of delivery. Amounts reflected for natural gas purchase commitments have been estimated based on the New York Mercantile Exchange future prices at December 31, 2014.

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

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

Cautionary Statement Regarding Forward-Looking Statements
The Company's 2014 Annual Report contains forward-looking statements. Forward-looking statements include, among other things, statements concerning retail rates, economic recovery, fuel and environmental cost recovery and other rate actions, current and proposed environmental regulations and related compliance plans and estimated expenditures, access to sources of capital, projections for the qualified pension plan and postretirement benefit plan, financing activities, completion of construction projects, filings with state and federal regulatory authorities, impact of the TIPA, estimated sales and purchases under power sale and purchase agreements, storm damage cost recovery and repairs, and estimated construction and other plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

•
the impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, environmental laws including regulation of water, CCR, and emissions of sulfur, nitrogen, CO2, soot, particulate matter, hazardous air pollutants, including mercury, and other substances, and also changes in tax and other laws and regulations to which the Company is subject, as well as changes in application of existing laws and regulations;

•	current and future litigation, regulatory investigations, proceedings, or inquiries, including FERC matters, the pending EPA civil action, and IRS and state tax audits;

•	the effects, extent, and timing of the entry of additional competition in the markets in which the Company operates;

•
variations in demand for electricity, including those relating to weather, the general economy and recovery from the last recession, population and business growth (and declines), the effects of energy conservation and efficiency measures, including from the development and deployment of alternative energy sources such as self-generation and distributed generation technologies, and any potential economic impacts resulting from federal fiscal decisions;

•	available sources and costs of fuels;

•	effects of inflation;

•
the ability to control costs and avoid cost overruns during the development and construction of facilities, which include the development and construction of generating facilities with designs that have not been finalized or previously constructed, including changes in labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction or other agreements, operational readiness, including specialized operator training and required site safety programs, unforeseen engineering or design problems, start-up activities (including major equipment failure and system integration), and/or operational performance (including additional costs to satisfy any operational parameters ultimately adopted by the Mississippi PSC);

•
the ability to construct facilities in accordance with the requirements of permits and licenses, to satisfy any operational and environmental performance standards, including any PSC requirements and the requirements of tax credits and other incentives, and to integrate facilities into the Southern Company system upon completion of construction;

•	investment performance of the Company's employee and retiree benefit plans;

•	advances in technology;

•	state and federal rate regulations and the impact of pending and future rate cases and negotiations, including rate actions relating to fuel and other cost recovery mechanisms;

•	the ability to successfully operate generating, transmission, and distribution facilities and the successful performance of necessary corporate functions;

•
actions related to cost recovery for the Kemper IGCC, including actions relating to proposed securitization, Mississippi PSC approval of a rate recovery plan, including the ability to complete the proposed sale of an interest in the Kemper IGCC to SMEPA, the ability to utilize bonus depreciation, which currently requires that assets be placed in service in 2015, and satisfaction of requirements to utilize ITCs and grants;

•	Mississippi PSC review of the prudence of Kemper IGCC costs;

•
the ultimate outcome and impact of the February 2015 decision of the Mississippi Supreme Court and any further legal or regulatory proceedings regarding any settlement agreement between the Company and the Mississippi PSC, the March 2013 rate order regarding retail rate increases, or the Baseload Act;

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Mississippi Power Company 2014 Annual Report

•	internal restructuring or other restructuring options that may be pursued;

•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to the Company;

•	the ability of counterparties of the Company to make payments as and when due and to perform as required;

•	the ability to obtain new short- and long-term contracts with wholesale customers;

•	the direct or indirect effect on the Company's business resulting from cyber intrusion or terrorist incidents and the threat of terrorist incidents;

•	interest rate fluctuations and financial market conditions and the results of financing efforts;

•	changes in the Company's credit ratings, including impacts on interest rates, access to capital markets, and collateral requirements;

•	the impacts of any sovereign financial issues, including impacts on interest rates, access to capital markets, impacts on currency exchange rates, counterparty performance, and the economy in general;

•	the ability of the Company to obtain additional generating capacity at competitive prices;

•	catastrophic events such as fires, earthquakes, explosions, floods, hurricanes and other storms, droughts, pandemic health events such as influenzas, or other similar occurrences;

•	the direct or indirect effects on the Company's business resulting from incidents affecting the U.S. electric grid or operation of generating resources;

•	the effect of accounting pronouncements issued periodically by standard-setting bodies; and

•	other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed by the Company from time to time with the SEC.
The Company expressly disclaims any obligation to update any forward-looking statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2014, 2013, and 2012
Mississippi Power Company 2014 Annual Report

	2014	2013	2012
	(in thousands)
Operating Revenues:
Retail revenues	$794,643	$799,139	$747,453
Wholesale revenues, non-affiliates	322,659	293,871	255,557
Wholesale revenues, affiliates	107,210	34,773	16,403
Other revenues	18,099	17,374	16,583
Total operating revenues	1,242,611	1,145,157	1,035,996
Operating Expenses:
Fuel	573,936	491,250	411,226
Purchased power, non-affiliates	17,848	5,752	5,221
Purchased power, affiliates	25,096	42,579	49,907
Other operations and maintenance	270,669	253,329	228,675
Depreciation and amortization	97,120	91,398	86,510
Taxes other than income taxes	79,112	80,694	79,445
Estimated loss on Kemper IGCC	868,000	1,102,000	78,000
Total operating expenses	1,931,781	2,067,002	938,984
Operating Income (Loss)	(689,170)	(921,845)	97,012
Other Income and (Expense):
Allowance for equity funds used during construction	136,436	121,629	64,793
Interest expense, net of amounts capitalized	(45,322)	(36,481)	(40,838)
Other income (expense), net	(14,097)	(6,030)	1,264
Total other income and (expense)	77,017	79,118	25,219
Earnings (Loss) Before Income Taxes	(612,153)	(842,727)	122,231
Income taxes (benefit)	(285,205)	(367,835)	20,556
Net Income (Loss)	(326,948)	(474,892)	101,675
Dividends on Preferred Stock	1,733	1,733	1,733
Net Income (Loss) After Dividends on Preferred Stock	$(328,681)	$(476,625)	$99,942
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2014, 2013, and 2012
Mississippi Power Company 2014 Annual Report

	2014	2013	2012
	(in thousands)
Net Income (Loss)	$(326,948)	$(474,892)	$101,675
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $-, $-, and $(296) respectively	—	—	(479)
Reclassification adjustment for amounts included in net income, net of tax of $526, $526, and $411, respectively	849	849	663
Total other comprehensive income (loss)	849	849	184
Comprehensive Income (Loss)	$(326,099)	$(474,043)	$101,859
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013, and 2012
Mississippi Power Company 2014 Annual Report

	2014	2013	2012
	(in thousands)
Operating Activities:
Net income (loss)	$(326,948)	$(474,892)	$101,675
Adjustments to reconcile net income (loss) to net cash provided from operating activities —
Depreciation and amortization, total	104,422	92,465	86,981
Deferred income taxes	145,417	(396,400)	17,688
Investment tax credits received	(38,366)	144,036	82,464
Allowance for equity funds used during construction	(136,436)	(121,629)	(64,793)
Pension, postretirement, and other employee benefits	(28,899)	13,953	(35,425)
Hedge settlements	—	—	(15,983)
Stock based compensation expense	2,903	2,510	2,084
Regulatory assets associated with Kemper IGCC	(71,816)	(35,220)	(15,445)
Estimated loss on Kemper IGCC	868,000	1,102,000	78,000
Kemper regulatory deferral	—	90,524	—
Other, net	14,022	14,585	10,516
Changes in certain current assets and liabilities —
-Receivables	(19,065)	(25,001)	(6,589)
-Under recovered regulatory clause revenues	(2,471)	—	—
-Fossil fuel stock	13,121	63,093	(36,206)
-Materials and supplies	(15,496)	(11,087)	(3,473)
-Prepaid income taxes	(50,457)	16,644	(3,852)
-Other current assets	(3,940)	(4,363)	(19,851)
-Other accounts payable	32,661	12,693	8,814
-Accrued interest	29,349	16,768	17,627
-Accrued taxes	39,392	11,141	13,768
-Accrued compensation	17,008	(6,382)	(183)
-Over recovered regulatory clause revenues	(17,826)	(58,979)	16,836
-Mirror CWIP	180,255	—	—
-Other current liabilities	(446)	1,109	757
Net cash provided from operating activities	734,384	447,568	235,410
Investing Activities:
Property additions	(1,257,440)	(1,640,782)	(1,620,047)
Investment in restricted cash	(10,548)	—	—
Distribution of restricted cash	10,548	—	—
Cost of removal net of salvage	(13,418)	(10,386)	(4,355)
Construction payables	(49,532)	(50,000)	78,961
Capital grant proceeds	—	4,500	13,372
Proceeds from asset sales	—	79,020	—
Other investing activities	(19,217)	14,903	(16,706)
Net cash used for investing activities	(1,339,607)	(1,602,745)	(1,548,775)
Financing Activities:
Proceeds —
Capital contributions from parent company	451,387	1,077,088	702,971
Bonds — Other	22,866	42,342	51,471
Senior notes issuances	—	—	600,000
Interest-bearing refundable deposit	125,000	—	150,000
Other long-term debt issuances	470,000	475,000	50,000
Redemptions —
Bonds — Other	(34,116)	(82,563)	—
Capital Leases	(2,539)	(697)	(633)
Senior notes	—	(50,000)	(90,000)
Other long-term debt	(220,000)	(125,000)	(115,000)
Return of paid in capital	(219,720)	(104,804)	—
Payment of preferred stock dividends	(1,733)	(1,733)	(1,733)
Payment of common stock dividends	—	(71,956)	(106,800)
Other financing activities	1,414	(2,343)	6,512
Net cash provided from financing activities	592,559	1,155,334	1,246,788
Net Change in Cash and Cash Equivalents	(12,664)	157	(66,577)
Cash and Cash Equivalents at Beginning of Year	145,165	145,008	211,585
Cash and Cash Equivalents at End of Year	$132,501	$145,165	$145,008
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $68,679, $54,118 and $32,816 capitalized, respectively)	$6,992	$20,285	$32,589
Income taxes (net of refunds)	(379,158)	(134,198)	(77,580)
Noncash transactions —
Accrued property additions at year-end	114,469	164,863	214,863
Capital lease obligation	—	82,915	—
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

BALANCE SHEETS
At December 31, 2014 and 2013
Mississippi Power Company 2014 Annual Report

Assets	2014	2013
	(in thousands)
Current Assets:
Cash and cash equivalents	$132,501	$145,165
Receivables —
Customer accounts receivable	40,648	40,978
Unbilled revenues	35,494	38,895
Under recovered regulatory clause revenues	2,471	—
Other accounts and notes receivable	11,256	4,600
Affiliated companies	51,060	34,920
Accumulated provision for uncollectible accounts	(825)	(3,018)
Fossil fuel stock, at average cost	100,164	113,285
Materials and supplies, at average cost	61,582	45,347
Other regulatory assets, current	72,840	48,583
Prepaid income taxes	190,631	34,751
Other current assets	6,209	9,357
Total current assets	704,031	512,863
Property, Plant, and Equipment:
In service	4,378,087	3,458,770
Less accumulated provision for depreciation	1,172,715	1,095,352
Plant in service, net of depreciation	3,205,372	2,363,418
Construction work in progress	2,160,646	2,586,031
Total property, plant, and equipment	5,366,018	4,949,449
Other Property and Investments	5,498	4,857
Deferred Charges and Other Assets:
Deferred charges related to income taxes	225,507	143,747
Other regulatory assets, deferred	385,410	200,620
Accumulated deferred income taxes	17,388	—
Other deferred charges and assets	52,876	36,673
Total deferred charges and other assets	681,181	381,040
Total Assets	$6,756,728	$5,848,209
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

BALANCE SHEETS
At December 31, 2014 and 2013
Mississippi Power Company 2014 Annual Report

Liabilities and Stockholder's Equity	2014	2013
	(in thousands)
Current Liabilities:
Securities due within one year	$777,667	$13,789
Interest-bearing refundable deposit	275,000	150,000
Accounts payable —
Affiliated	85,882	70,299
Other	177,736	210,191
Customer deposits	14,970	14,379
Accrued taxes —
Accrued income taxes	142,461	5,590
Other accrued taxes	83,686	77,958
Accrued interest	76,494	47,144
Accrued compensation	26,331	9,324
Other regulatory liabilities, current	2,164	14,480
Over recovered regulatory clause liabilities	532	18,358
Mirror CWIP	270,779	—
Other current liabilities	44,701	21,413
Total current liabilities	1,978,403	652,925
Long-Term Debt (See accompanying statements)	1,630,487	2,167,067
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	284,849	72,808
Deferred credits related to income taxes	9,370	10,191
Accumulated deferred investment tax credits	282,816	284,248
Employee benefit obligations	147,536	94,430
Asset retirement obligations	48,248	41,197
Other cost of removal obligations	165,999	156,683
Other regulatory liabilities, deferred	63,681	144,992
Other deferred credits and liabilities	28,299	14,337
Total deferred credits and other liabilities	1,030,798	818,886
Total Liabilities	4,639,688	3,638,878
Cumulative Redeemable Preferred Stock (See accompanying statements)	32,780	32,780
Common Stockholder's Equity (See accompanying statements)	2,084,260	2,176,551
Total Liabilities and Stockholder's Equity	$6,756,728	$5,848,209
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF CAPITALIZATION
At December 31, 2014 and 2013
Mississippi Power Company 2014 Annual Report

	2014	2013	2014	2013
	(in thousands)		(percent of total)
Long-Term Debt:
Long-term notes payable —
2.35% due 2016	$300,000	$300,000
5.60% due 2017	35,000	35,000
5.55% due 2019	125,000	125,000
1.63% to 5.40% due 2035-2042	680,000	680,000
Adjustable rate (1.29% at 1/1/14) due 2014	—	11,250
Adjustable rates (0.77% to 1.17% at 1/1/15) due 2015	775,000	525,000
Total long-term notes payable	1,915,000	1,676,250
Other long-term debt —
Pollution control revenue bonds:
5.15% due 2028	42,625	42,625
Variable rates (0.02% to 0.06% at 1/1/15) due 2020-2028	40,070	40,070
Plant Daniel revenue bonds (7.13%) due 2021	270,000	270,000
Total other long-term debt	352,695	352,695
Capitalized lease obligations	79,679	82,217
Unamortized debt premium	62,701	71,807
Unamortized debt discount	(1,921)	(2,113)
Total long-term debt (annual interest requirement — $78 million)	2,408,154	2,180,856
Less amount due within one year	777,667	13,789
Long-term debt excluding amount due within one year	1,630,487	2,167,067	43.5%	49.6%
Cumulative Redeemable Preferred Stock:
$100 par value
Authorized — 1,244,139 shares
Outstanding — 334,210 shares
4.40% to 5.25% (annual dividend requirement — $1.7 million)	32,780	32,780	0.9	0.7
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 1,130,000 shares
Outstanding — 1,121,000 shares	37,691	37,691
Paid-in capital	2,612,136	2,376,595
Accumulated deficit	(558,552)	(229,871)
Accumulated other comprehensive loss	(7,015)	(7,864)
Total common stockholder's equity	2,084,260	2,176,551	55.6	49.7
Total Capitalization	$3,747,527	$4,376,398	100.0%	100.0%
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2014, 2013, and 2012
Mississippi Power Company 2014 Annual Report

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance at December 31, 2011	1,121	$37,691	$694,855	$325,568	$(8,897)	$1,049,217
Net income after dividends on preferred stock	—	—	—	99,942	—	99,942
Capital contributions from parent company	—	—	706,665	—	—	706,665
Other comprehensive income (loss)	—	—	—	—	184	184
Cash dividends on common stock	—	—	—	(106,800)	—	(106,800)
Balance at December 31, 2012	1,121	37,691	1,401,520	318,710	(8,713)	1,749,208
Net loss after dividends on preferred stock	—	—	—	(476,625)	—	(476,625)
Capital contributions from parent company	—	—	975,075	—	—	975,075
Other comprehensive income (loss)	—	—	—	—	849	849
Cash dividends on common stock	—	—	—	(71,956)	—	(71,956)
Balance at December 31, 2013	1,121	37,691	2,376,595	(229,871)	(7,864)	2,176,551
Net loss after dividends on preferred stock	—	—	—	(328,681)	—	(328,681)
Capital contributions from parent company	—	—	235,541	—	—	235,541
Other comprehensive income (loss)	—	—	—	—	849	849
Balance at December 31, 2014	1,121	$37,691	$2,612,136	$(558,552)	$(7,015)	$2,084,260
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

NOTES TO FINANCIAL STATEMENTS
Mississippi Power Company 2014 Annual Report

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
Mississippi Power Company (the Company) is a wholly owned subsidiary of The Southern Company (Southern Company), which is the parent company of the Company and three other traditional operating companies, as well as Southern Power, SCS, SouthernLINC Wireless, Southern Company Holdings, Inc. (Southern Holdings), Southern Nuclear, and other direct and indirect subsidiaries. The traditional operating companies – Alabama Power, Georgia Power, Gulf Power, and the Company – are vertically integrated utilities providing electric service in four Southeastern states. The Company operates as a vertically integrated utility providing electricity to retail customers in southeast Mississippi and to wholesale customers in the Southeast. Southern Power constructs, acquires, owns, and manages generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. SCS, the system service company, provides, at cost, specialized services to Southern Company and its subsidiary companies. SouthernLINC Wireless provides digital wireless communications for use by Southern Company and its subsidiary companies and also markets these services to the public and provides fiber cable services within the Southeast. Southern Holdings is an intermediate holding company subsidiary, primarily for Southern Company's investments in leveraged leases. Southern Nuclear operates and provides services to the Southern Company system's nuclear power plants.
The Company is subject to regulation by the FERC and the Mississippi PSC. The Company follows GAAP in the U.S. and complies with the accounting policies and practices prescribed by its regulatory commissions. The preparation of financial statements in conformity with GAAP requires the use of estimates, and the actual results may differ from those estimates. Certain prior years' data presented in the financial statements have been reclassified to conform to the current year presentation.
Recently Issued Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board issued ASC 606, Revenue from Contracts with Customers. ASC 606 revises the accounting for revenue recognition and is effective for fiscal years beginning after December 15, 2016. The Company continues to evaluate the requirements of ASC 606. The ultimate impact of the new standard has not yet been determined.
Affiliate Transactions
The Company has an agreement with SCS under which the following services are rendered to the Company at direct or allocated cost: general and design engineering, operations, purchasing, accounting, finance and treasury, tax, information technology, marketing, auditing, insurance and pension administration, human resources, systems and procedures, digital wireless communications, and other services with respect to business and operations, construction management, and power pool transactions. Costs for these services amounted to $259.0 million, $205.0 million, and $212.7 million during 2014, 2013, and 2012, respectively. Cost allocation methodologies used by SCS prior to the repeal of the Public Utility Holding Company Act of 1935, as amended, were approved by the SEC. Subsequently, additional cost allocation methodologies have been reported to the FERC and management believes they are reasonable. The FERC permits services to be rendered at cost by system service companies.
The Company has an agreement with Alabama Power under which the Company owns a portion of Greene County Steam Plant. Alabama Power operates Greene County Steam Plant, and the Company reimburses Alabama Power for its proportionate share of non-fuel expenditures and costs, which totaled $13.4 million, $12.5 million, and $11.7 million in 2014, 2013, and 2012, respectively. Also, the Company reimburses Alabama Power for any direct fuel purchases delivered from an Alabama Power transfer facility, which were $34.5 million, $27.1 million, and $28.1 million in 2014, 2013, and 2012, respectively. The Company also has an agreement with Gulf Power under which Gulf Power owns a portion of Plant Daniel. The Company operates Plant Daniel, and Gulf Power reimburses the Company for its proportionate share of all associated expenditures and costs, which totaled $30.5 million, $16.5 million, and $21.2 million in 2014, 2013, and 2012, respectively. See Note 4 for additional information.
The Company also provides incidental services to and receives such services from other Southern Company subsidiaries which are generally minor in duration and amount. Except as described herein, the Company neither provided nor received any material services to or from affiliates in 2014 or 2013. The Company received storm assistance from other Southern Company subsidiaries totaling $2.0 million in 2012.
The traditional operating companies, including the Company, and Southern Power may jointly enter into various types of wholesale energy, natural gas, and certain other contracts, either directly or through SCS, as agent. Each participating company

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

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
Regulatory assets and (liabilities) reflected in the balance sheets at December 31 relate to:

	2014	2013	Note
	(in thousands)
Retiree benefit plans – regulatory assets	$169,317	$82,799	(a,g)
Property damage	(61,648)	(60,092)	(i)
Deferred income tax charges	222,599	140,185	(c)
Property tax	27,680	31,206	(d)
Vacation pay	11,172	10,214	(e,g)
Loss on reacquired debt	8,542	9,178	(k)
Plant Daniel Units 3 and 4 regulatory assets	23,013	18,821	(j)
Other regulatory assets	16,270	5,415	(b)
Fuel-hedging (realized and unrealized) losses	46,631	10,340	(f,g)
Asset retirement obligations	10,845	8,918	(c)
Deferred income tax credits	(9,370)	(10,191)	(c)
Other cost of removal obligations	(165,999)	(156,683)	(c)
Kemper IGCC regulatory assets	147,689	75,873	(h)
Mirror CWIP / Kemper regulatory deferral	(270,779)	(90,524)	(h)
Other regulatory liabilities	(4,198)	(8,855)	(b)
Total regulatory assets (liabilities), net	$171,764	$66,604
Note: The recovery and amortization periods for these regulatory assets and (liabilities) are as follows:

(a)	Recovered and amortized over the average remaining service period which may range up to 14 years. See Note 2 for additional information.

(b)	Recorded and recovered (amortized) as approved by the Mississippi PSC.

(c)
Asset retirement and removal assets and liabilities and deferred income tax assets are recovered, and removal assets and deferred income tax liabilities are amortized over the related property lives, which may range up to 49 years. Asset retirement and removal assets and liabilities will be settled and trued up following completion of the related activities.

(d)	Recovered through the ad valorem tax adjustment clause over a 12-month period beginning in April of the following year. See Note 3 under "Ad Valorem Tax Adjustment" for additional information.

(e)	Recorded as earned by employees and recovered as paid, generally within one year. This includes both vacation and banked holiday pay.

(f)
Fuel-hedging assets and liabilities are recorded over the life of the underlying hedged purchase contracts, which generally do not exceed four years. Upon final settlement, costs are recovered through the ECM.

(g)	Not earning a return as offset in rate base by a corresponding asset or liability.

(h)	For additional information, see Note 3 under "Integrated Coal Gasification Combined Cycle – Rate Recovery of Kemper IGCC Costs – Regulatory Assets and Liabilities."

(i)	For additional information, see Note 1 under "Provision for Property Damage."

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
In the event that a portion of the Company's operations is no longer subject to applicable accounting rules for rate regulation, the Company would be required to write off to income any regulatory assets and liabilities that are not specifically recoverable through regulated rates. In addition, the Company would be required to determine if any impairment to other assets, including plant, exists and write down the assets, if impaired, to their fair values. All regulatory assets and liabilities are to be reflected in

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

rates. See Note 3 under "Retail Regulatory Matters" and "Integrated Coal Gasification Combined Cycle" for additional information.
Government Grants
In 2010, the DOE, through a cooperative agreement with SCS, agreed to fund $270.0 million of the Kemper IGCC through the DOE Grants funds. Through December 31, 2014, the Company has received grant funds of $245.3 million, used for the construction of the Kemper IGCC, which is reflected in the Company's financial statements as a reduction to the Kemper IGCC capital costs. An additional $25 million is expected to be received for its initial operation. See Note 3 under "Kemper IGCC Schedule and Cost Estimate" for additional information.
Revenues
Energy and other revenues are recognized as services are provided. Wholesale capacity revenues from long-term contracts are recognized at the lesser of the levelized amount or the amount billable under the contract over the respective contract period. Unbilled revenues related to retail sales are accrued at the end of each fiscal period. The Company's retail and wholesale rates include provisions to adjust billings for fluctuations in fuel costs, fuel hedging, the energy component of purchased power costs, and certain other costs. Retail rates also include provisions to adjust billings for fluctuations in costs for ad valorem taxes and certain qualifying environmental costs. Revenues are adjusted for differences between these actual costs and projected amounts billed in current regulated rates. Under or over recovered regulatory clause revenues are recorded in the balance sheets and are recovered or returned to customers through adjustments to the billing factors. The Company is required to file with the Mississippi PSC for an adjustment to the fuel cost recovery, ad valorem, and environmental factors annually.
The Company serves long-term contracts with rural electric cooperative associations and municipalities located in southeastern Mississippi under cost-based MRA electric tariffs which are subject to regulation by the FERC. The contracts with these wholesale customers represented 21.9% of the Company's total operating revenues in 2014 and are largely subject to rolling 10-year cancellation notices.
The Company has a diversified base of customers. No single customer or industry comprises 10% or more of revenues. For all periods presented, uncollectible accounts averaged less than 1% of revenues.
See Note 3 under "Retail Regulatory Matters" for additional information.
Fuel Costs
Fuel costs are expensed as the fuel is used. Fuel expense generally includes fuel transportation costs and the cost of purchased emissions allowances as they are used. Fuel costs also include gains and/or losses from fuel-hedging programs as approved by the Mississippi PSC.
Income and Other Taxes
The Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. ITCs utilized are deferred and amortized to income over the average life of the related property. Taxes that are collected from customers on behalf of governmental agencies to be remitted to these agencies are presented net on the statements of operations.
In accordance with accounting standards related to the uncertainty in income taxes, the Company recognizes tax positions that are "more likely than not" of being sustained upon examination by the appropriate taxing authorities. See Note 5 under "Unrecognized Tax Benefits" for additional information.
Property, Plant, and Equipment
Property, plant, and equipment is stated at original cost less any regulatory disallowances and impairments. Original cost includes: materials; labor; minor items of property; appropriate administrative and general costs; payroll-related costs such as taxes, pensions, and other benefits; and the interest capitalized and cost of equity funds used during construction for projects where recovery of CWIP is not allowed in rates.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

The Company's property, plant, and equipment in service consisted of the following at December 31:

	2014	2013
	(in thousands)
Generation	$2,293,511	$1,475,264
Transmission	664,618	633,903
Distribution	853,835	828,470
General	484,711	439,721
Plant acquisition adjustment	81,412	81,412
Total plant in service	$4,378,087	$3,458,770
The cost of replacements of property, exclusive of minor items of property, is capitalized. The cost of maintenance, repairs, and replacement of minor items of property is charged to other operations and maintenance expenses except for all costs associated with operating and maintaining the Kemper IGCC assets already placed in service and a portion of the railway track maintenance costs, which are charged to fuel stock and recovered through the Company's fuel clause or charged to regulatory assets to be recovered through rates over the life of the assets starting after the Kemper plant is placed in service. In addition, the cost of maintenance, repairs, and replacement of minor items of property for Kemper IGCC assets in service, excluding the lignite mine, are deferred in regulatory assets. See Note 3 under "Integrated Coal Gasification Combined Cycle" for additional information.
Depreciation, Depletion, and Amortization
Depreciation of the original cost of plant in service is provided primarily by using composite straight-line rates, which approximated 3.3% in 2014, 3.4% in 2013, and 3.5% in 2012. Depreciation studies are conducted periodically to update the composite rates. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its original cost, together with the cost of removal, less salvage, is charged to accumulated depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation includes an amount for the expected cost of removal of facilities.
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
The Kemper IGCC will be fueled by locally mined lignite (an abundant, lower heating value coal) from a mine owned by the Company and situated adjacent to the Kemper IGCC. The mine, operated by North American Coal Corporation, started commercial operation in June 2013. Depreciation associated with fixed assets, amortization associated with rolling stock, and depletion associated with minerals and minerals rights is recognized and charged to fuel stock and is expected to be recovered through the Company’s fuel clause. Depreciation associated with in-service Kemper IGCC-related assets has been deferred as a regulatory asset to be recovered over the life of the Kemper IGCC.
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
The Company has AROs related to various landfill sites, underground storage tanks, deep injection wells, water wells, substation removal, mine reclamation, and asbestos removal. The Company also has identified AROs related to certain transmission and distribution facilities, certain wireless communication towers, and certain structures authorized by the U.S. Army Corps of Engineers. However, liabilities for the removal of these assets have not been recorded because the settlement timing for the AROs related to these assets is indeterminable and, therefore, the fair value of the AROs cannot be reasonably estimated. A liability for these AROs will be recognized when sufficient information becomes available to support a reasonable estimation of the ARO. The Company will continue to recognize in the statements of operations allowed removal costs in accordance with its regulatory treatment. Any differences between costs recognized in accordance with accounting standards related to asset retirement and

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

environmental obligations and those reflected in rates are recognized as either a regulatory asset or liability, as ordered by the Mississippi PSC, and are reflected in the balance sheets.
Details of the ARO included in the balance sheets are as follows:

	2014	2013
	(in thousands)
Balance at beginning of year	$41,910	$42,115
Liabilities settled	(2,529)	(24)
Accretion	1,969	1,840
Cash flow revisions	6,898	(2,021)
Balance at end of year	$48,248	$41,910
The increase in cash flow revisions in 2014 related to the Company's AROs associated with Watson landfill and Greene County asbestos.
On December 19, 2014, the EPA issued the Disposal of Coal Combustion Residuals from Electric Utilities final rule (CCR Rule), but has not yet published it in the Federal Register. The CCR Rule will regulate the disposal of CCR, including coal ash and gypsum, as non-hazardous solid waste in landfills and surface impoundments at active generating power plants. The ultimate impact of the CCR Rule cannot be determined at this time and will depend on the Company's ongoing review of the CCR Rule, the results of initial and ongoing minimum criteria assessments, and the outcome of legal challenges. The cost and timing of potential ash pond closure and ongoing monitoring activities that may be required in connection with the CCR Rule is also uncertain; however, the Company has developed a preliminary nominal dollar estimate of costs associated with closure and groundwater monitoring of ash ponds in place of approximately $64 million and ongoing post-closure care of approximately $12 million. The Company will record AROs for the estimated closure costs required under the CCR Rule during 2015. The Company's results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates.
Allowance for Funds Used During Construction
In accordance with regulatory treatment, the Company records AFUDC, which represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new regulated facilities. While cash is not realized currently from such allowance, AFUDC increases the revenue requirement and is recovered over the service life of the plant through a higher rate base and higher depreciation. The equity component of AFUDC is not included in the calculation of taxable income. The average annual AFUDC rate was 6.91%, 6.89%, and 7.04% for the years ended December 31, 2014, 2013, and 2012, respectively. AFUDC equity was $136.4 million, $121.6 million, and $64.8 million in 2014, 2013, and 2012, respectively.
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
Provision for Property Damage
The Company carries insurance for the cost of certain types of damage to generation plants and general property. However, the Company is self-insured for the cost of storm, fire, and other uninsured casualty damage to its property, including transmission and distribution facilities. As permitted by the Mississippi PSC and the FERC, the Company accrues for the cost of such damage through an annual expense accrual credited to regulatory liability accounts for the retail and wholesale jurisdictions. The cost of repairing actual damage resulting from such events that individually exceed $50,000 is charged to the reserve. Every three years the Mississippi PSC, MPUS, and the Company will agree on SRR revenue level(s) for the ensuing period, based on historical data, expected exposure, type and amount of insurance coverage, excluding insurance cost, and any other relevant information. The accrual amount and the reserve balance are determined based on the SRR revenue level(s). If a significant change in

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

circumstances occurs, then the SRR revenue level can be adjusted more frequently if the Company and the MPUS or the Mississippi PSC deem the change appropriate. The property damage reserve accrual will be the difference between the approved SRR revenues and the SRR revenue requirement, excluding any accrual to the reserve. In addition, SRR allows the Company to set up a regulatory asset, pending review, if the allowable actual retail property damage costs exceed the amount in the retail property damage reserve. In 2014, 2013, and 2012, the Company made retail accruals of $3.3 million, $3.2 million, and $3.5 million, respectively. The Company accrued $0.3 million annually in 2014, 2013, and 2012 for the wholesale jurisdiction. As of December 31, 2014, the property damage reserve balances were $60.7 million and $1.0 million for retail and wholesale, respectively.
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
Fuel Inventory
Fuel inventory includes the average cost of coal, lignite, natural gas, oil, transportation and emissions allowances. Fuel is charged to inventory when purchased, except for the cost of owning and operating the lignite mine related to the Kemper IGCC which is charged to inventory as incurred, and then expensed, at weighted average cost, as used and recovered by the Company through fuel cost recovery rates or capitalized as part of the Kemper IGCC costs if used for testing. The retail rate is approved by the Mississippi PSC and the wholesale rates are approved by the FERC. Emissions allowances granted by the EPA are included in inventory at zero cost.
Financial Instruments
The Company uses derivative financial instruments to limit exposure to fluctuations in interest rates, the prices of certain fuel purchases, electricity purchases and sales, and occasionally foreign currency exchange rates. All derivative financial instruments are recognized as either assets or liabilities (included in "Other" or shown separately as "Risk Management Activities") and are measured at fair value. See Note 9 for additional information regarding fair value. Substantially all of the Company's bulk energy purchases and sales contracts that meet the definition of a derivative are excluded from the fair value accounting requirements because they qualify for the "normal" scope exception, and are accounted for under the accrual method. Fuel and interest rate derivative contracts qualify as cash flow hedges of anticipated transactions or are recoverable through the Mississippi PSC approved fuel-hedging program as discussed below result in the deferral of related gains and losses in OCI or regulatory assets and liabilities, respectively, until the hedged transactions occur. Foreign currency exchange rate hedges are designated as fair value hedges. Settled foreign currency exchange hedges are recorded in CWIP. Any ineffectiveness arising from these would be recognized currently in net income; however, the Company has regulatory approval allowing it to defer any ineffectiveness arising from hedging instruments relating to the Kemper IGCC to a regulatory asset. Other derivative contracts that qualify as fair value hedges are marked to market through current period income and are recorded on a net basis in the statements of operations. The amounts related to derivatives on the cash flow statement are classified in the same category as the items being hedged. See Note 10 for additional information regarding derivatives.
The Company does not offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement. Additionally, the Company has no outstanding collateral repayment obligations or rights to reclaim collateral arising from derivative instruments recognized at December 31, 2014.
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

NOTES (continued)
Mississippi Power Company 2014 Annual Report

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
The Company is required to provide financing for all costs associated with the mine development and operation under a contract with Liberty Fuels Company, LLC, a subsidiary of North American Coal Corporation (Liberty Fuels), in conjunction with the construction of the Kemper IGCC. Liberty Fuels qualifies as a VIE for which the Company is the primary beneficiary. For the year ended December 31, 2014, the VIE consolidation resulted in an ARO asset and associated liability in the amounts of $21.0 million and $23.6 million, respectively. For the year ended December 31, 2013, the VIE consolidation resulted in an ARO and an associated liability in the amounts of $21.0 million and $22.7 million, respectively. For the year ended December 31, 2012, the VIE consolidation resulted in an ARO and associated liability in the amounts of $21.0 million and $21.8 million, respectively. See Note 3 under "Integrated Coal Gasification Combined Cycle" for additional information.
2. RETIREMENT BENEFITS
The Company has a defined benefit, trusteed, pension plan covering substantially all employees. This qualified pension plan is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA). In December 2014, the Company voluntarily contributed $33 million to the qualified pension plan. No mandatory contributions to the qualified pension plan are anticipated for the year ending December 31, 2015. The Company also provides certain defined benefit pension plans for a selected group of management and highly compensated employees. Benefits under these non-qualified pension plans are funded on a cash basis. In addition, the Company provides certain medical care and life insurance benefits for retired employees through other postretirement benefit plans. The Company funds its other postretirement trusts to the extent required by the FERC. For the year ending December 31, 2015, no other postretirement trust contributions are expected.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

Actuarial Assumptions
The weighted average rates assumed in the actuarial calculations used to determine both the benefit obligations as of the measurement date and the net periodic costs for the pension and other postretirement benefit plans for the following year are presented below. Net periodic benefit costs were calculated in 2011 for the 2012 plan year using discount rates for the pension plans and the other postretirement benefit plans of 4.98% and 4.87%, respectively, and an annual salary increase of 3.84%.

	2014	2013	2012
Discount rate:
Pension plans	4.17%	5.01%	4.26%
Other postretirement benefit plans	4.03	4.85	4.04
Annual salary increase	3.59	3.59	3.59
Long-term return on plan assets:
Pension plans	8.20	8.20	8.20
Other postretirement benefit plans	7.30	7.04	6.96
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
For purposes of its December 31, 2014 measurement date, the Company adopted new mortality tables for its pension plans and retiree life and medical plans, which reflect increased life expectancies in the U.S. The adoption of new mortality tables increased the projected benefit obligations for the Company's pension plans and other postretirement benefit plans by approximately $30.2 million and $5.2 million, respectively.
An additional assumption used in measuring the accumulated other postretirement benefit obligations (APBO) was a weighted average medical care cost trend rate. The weighted average medical care cost trend rates used in measuring the APBO as of December 31, 2014 were as follows:

	Initial Cost Trend Rate	Ultimate Cost Trend Rate	Year That Ultimate Rate is Reached
Pre-65	9.00%	4.50%	2024
Post-65 medical	6.00	4.50	2024
Post-65 prescription	6.75	4.50	2024
An annual increase or decrease in the assumed medical care cost trend rate of 1% would affect the APBO and the service and interest cost components at December 31, 2014 as follows:

	1 Percent Increase	1 Percent Decrease
	(in thousands)
Benefit obligation	$6,241	$(5,289)
Service and interest costs	250	(212)

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

Pension Plans
The total accumulated benefit obligation for the pension plans was $462 million at December 31, 2014 and $370 million at December 31, 2013. Changes in the projected benefit obligations and the fair value of plan assets during the plan years ended December 31, 2014 and 2013 were as follows:

	2014	2013
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$409,395	$432,553
Service cost	10,123	11,067
Interest cost	20,093	18,062
Benefits paid	(17,499)	(16,207)
Actuarial (gain) loss	90,735	(36,080)
Balance at end of year	512,847	409,395
Change in plan assets
Fair value of plan assets at beginning of year	387,403	351,749
Actual return on plan assets	40,051	49,431
Employer contributions	35,526	2,430
Benefits paid	(17,499)	(16,207)
Fair value of plan assets at end of year	445,481	387,403
Accrued liability	$(67,366)	$(21,992)
At December 31, 2014, the projected benefit obligations for the qualified and non-qualified pension plans were $481 million and $32 million, respectively. All pension plan assets are related to the qualified pension plan.
Amounts recognized in the balance sheets at December 31, 2014 and 2013 related to the Company's pension plans consist of the following:

	2014	2013
	(in thousands)
Prepaid pension costs	$—	$5,698
Other regulatory assets, deferred	150,972	77,572
Other current liabilities	(2,337)	(2,134)
Employee benefit obligations	(65,029)	(25,556)
Presented below are the amounts included in regulatory assets at December 31, 2014 and 2013 related to the defined benefit pension plans that had not yet been recognized in net periodic pension cost along with the estimated amortization of such amounts for 2015.

	2014	2013	Estimated Amortization in 2015
	(in thousands)
Prior service cost	$3,030	$4,118	$1,088
Net (gain) loss	147,942	73,454	10,293
Regulatory assets	$150,972	$77,572

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

The changes in the balance of regulatory assets related to the defined benefit pension plans for the years ended December 31, 2014 and 2013 are presented in the following table:

	2014	2013
	(in thousands)
Regulatory assets:
Beginning balance	$77,572	$146,838
Net (gain) loss	79,425	(58,662)
Reclassification adjustments:
Amortization of prior service costs	(1,088)	(1,143)
Amortization of net gain (loss)	(4,937)	(9,461)
Total reclassification adjustments	(6,025)	(10,604)
Total change	73,400	(69,266)
Ending balance	$150,972	$77,572
Components of net periodic pension cost were as follows:

	2014	2013	2012
	(in thousands)
Service cost	$10,123	$11,067	$9,416
Interest cost	20,093	18,062	18,019
Expected return on plan assets	(28,742)	(26,849)	(24,121)
Recognized net (gain) loss	4,937	9,461	4,100
Net amortization	1,088	1,143	1,309
Net periodic pension cost	$7,499	$12,884	$8,723
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
Future benefit payments reflect expected future service and are estimated based on assumptions used to measure the projected benefit obligation for the pension plans. At December 31, 2014, estimated benefit payments were as follows:

Benefit Payments
(in thousands)
2015	$23,304
2016	19,551
2017	20,816
2018	21,905
2019	23,337
2020 to 2024	135,320

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

Other Postretirement Benefits
Changes in the APBO and in the fair value of plan assets during the plan years ended December 31, 2014 and 2013 were as follows:

	2014	2013
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$80,940	$91,783
Service cost	1,025	1,151
Interest cost	3,812	3,619
Benefits paid	(4,887)	(4,080)
Actuarial (gain) loss	14,259	(11,959)
Retiree drug subsidy	506	426
Balance at end of year	95,655	80,940
Change in plan assets
Fair value of plan assets at beginning of year	23,277	21,990
Actual return on plan assets	1,814	2,379
Employer contributions	3,413	2,562
Benefits paid	(4,381)	(3,654)
Fair value of plan assets at end of year	24,123	23,277
Accrued liability	$(71,532)	$(57,663)
Amounts recognized in the balance sheets at December 31, 2014 and 2013 related to the Company's other postretirement benefit plans consist of the following:

	2014	2013
	(in thousands)
Other regulatory assets, deferred	$18,345	$5,227
Other regulatory liabilities, deferred	(2,011)	(3,111)
Employee benefit obligations	(71,532)	(57,663)
Presented below are the amounts included in net regulatory assets (liabilities) at December 31, 2014 and 2013 related to the other postretirement benefit plans that had not yet been recognized in net periodic other postretirement benefit cost along with the estimated amortization of such amounts for 2015.

	2014	2013	Estimated Amortization in 2015
	(in thousands)
Prior service cost	$(2,123)	$(2,311)	$(188)
Net (gain) loss	18,457	4,427	778
Net regulatory assets	$16,334	$2,116

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

The changes in the balance of net regulatory assets (liabilities) related to the other postretirement benefit plans for the plan years ended December 31, 2014 and 2013 are presented in the following table:

	2014	2013
	(in thousands)
Net regulatory assets (liabilities):
Beginning balance	$2,116	$15,454
Net (gain) loss	14,030	(12,867)
Reclassification adjustments:
Amortization of prior service costs	188	188
Amortization of net gain (loss)	—	(659)
Total reclassification adjustments	188	(471)
Total change	14,218	(13,338)
Ending balance	$16,334	$2,116
Components of the other postretirement benefit plans' net periodic cost were as follows:

	2014	2013	2012
	(in thousands)
Service cost	$1,025	$1,151	$1,038
Interest cost	3,812	3,619	4,155
Expected return on plan assets	(1,585)	(1,472)	(1,552)
Net amortization	(188)	471	470
Net periodic postretirement benefit cost	$3,064	$3,769	$4,111
Future benefit payments, including prescription drug benefits, reflect expected future service and are estimated based on assumptions used to measure the APBO for the other postretirement benefit plans. Estimated benefit payments are reduced by drug subsidy receipts expected as a result of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 as follows:

	Benefit Payments	Subsidy Receipts	Total
	(in thousands)
2015	$5,387	$(512)	$4,875
2016	5,632	(566)	5,066
2017	5,911	(622)	5,289
2018	6,185	(680)	5,505
2019	6,475	(735)	5,740
2020 to 2024	34,139	(3,744)	30,395
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

The composition of the Company's pension plan and other postretirement benefit plan assets as of December 31, 2014 and 2013, along with the targeted mix of assets for each plan, is presented below:

	Target	2014	2013
Pension plan assets:
Domestic equity	26%	30%	31%
International equity	25	23	25
Fixed income	23	27	23
Special situations	3	1	1
Real estate investments	14	14	14
Private equity	9	5	6
Total	100%	100%	100%
Other postretirement benefit plan assets:
Domestic equity	21%	24%	25%
International equity	21	19	20
Domestic fixed income	37	41	38
Special situations	3	1	1
Real estate investments	11	11	11
Private equity	7	4	5
Total	100%	100%	100%
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

Benefit Plan Asset Fair Values
Following are the fair value measurements for the pension plan and the other postretirement benefit plan assets as of December 31, 2014 and 2013. The fair values presented are prepared in accordance with GAAP. For purposes of determining the fair value of the pension plan and other postretirement benefit plan assets and the appropriate level designation, management

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

relies on information provided by the plan's trustee. This information is reviewed and evaluated by management with changes made to the trustee information as appropriate.
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

The fair values of pension plan assets as of December 31, 2014 and 2013 are presented below. These fair value measurements exclude cash, receivables related to investment income, pending investments sales, and payables related to pending investment purchases. Assets that are considered special situations investments, primarily real estate investments and private equities, are presented in the tables below based on the nature of the investment.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2014:	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets:
Domestic equity*	$78,344	$32,366	$—	$110,710
International equity*	49,170	45,313	—	94,483
Fixed income:
U.S. Treasury, government, and agency bonds	—	32,145	—	32,145
Mortgage- and asset-backed securities	—	8,646	—	8,646
Corporate bonds	—	52,185	—	52,185
Pooled funds	—	23,632	—	23,632
Cash equivalents and other	133	30,327	—	30,460
Real estate investments	13,479	—	51,520	64,999
Private equity	—	—	26,203	26,203
Total	$141,126	$224,614	$77,723	$443,463
Liabilities:
Derivatives	$(89)	$—	$—	$(89)
Total	$141,037	$224,614	$77,723	$443,374

*
Level 1 securities consist of actively traded stocks while Level 2 securities consist of pooled funds. Management believes that the portfolio is well-diversified with no significant concentrations of risk.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2013:	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets:
Domestic equity*	$63,558	$37,206	$—	$100,764
International equity*	48,829	45,146	—	93,975
Fixed income:
U.S. Treasury, government, and agency bonds	—	26,582	—	26,582
Mortgage- and asset-backed securities	—	6,904	—	6,904
Corporate bonds	—	43,420	—	43,420
Pooled funds	—	20,905	—	20,905
Cash equivalents and other	38	9,896	—	9,934
Real estate investments	11,546	—	44,341	55,887
Private equity	—	—	25,316	25,316
Total	$123,971	$190,059	$69,657	$383,687
Liabilities:
Derivatives	$—	$(115)	$—	$(115)
Total	$123,971	$189,944	$69,657	$383,572

*
Level 1 securities consist of actively traded stocks while Level 2 securities consist of pooled funds. Management believes that the portfolio is well-diversified with no significant concentrations of risk.

Changes in the fair value measurement of the Level 3 items in the pension plan assets valued using significant unobservable inputs for the years ended December 31, 2014 and 2013 were as follows:

	2014		2013
	Real Estate Investments	Private Equity	Real Estate Investments	Private Equity
	(in thousands)
Beginning balance	$44,341	$25,316	$37,196	$26,240
Actual return on investments:
Related to investments held at year end	5,253	3,269	3,385	378
Related to investments sold during the year	1,525	(745)	1,316	2,300
Total return on investments	6,778	2,524	4,701	2,678
Purchases, sales, and settlements	401	(1,637)	2,444	(3,602)
Ending balance	$51,520	$26,203	$44,341	$25,316

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

The fair values of other postretirement benefit plan assets as of December 31, 2014 and 2013 are presented below. These fair value measurements exclude cash, receivables related to investment income, pending investments sales, and payables related to pending investment purchases. Assets that are considered special situations investments, primarily real estate investments and private equities, are presented in the tables below based on the nature of the investment.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2014:	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets:
Domestic equity*	$3,450	$1,425	$—	$4,875
International equity*	2,165	1,997	—	4,162
Fixed income:
U.S. Treasury, government, and agency bonds	—	5,279	—	5,279
Mortgage- and asset-backed securities	—	380	—	380
Corporate bonds	—	2,301	—	2,301
Pooled funds	—	1,041	—	1,041
Cash equivalents and other	589	1,337	—	1,926
Real estate investments	593	—	2,269	2,862
Private equity	—	—	1,154	1,154
Total	$6,797	$13,760	$3,423	$23,980
Liabilities:
Derivatives	$(5)	$—	$—	$(5)
Total	$6,792	$13,760	$3,423	$23,975

*
Level 1 securities consist of actively traded stocks while Level 2 securities consist of pooled funds. Management believes that the portfolio is well-diversified with no significant concentrations of risk.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2013:	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets:
Domestic equity*	$3,089	$1,809	$—	$4,898
International equity*	2,375	2,193	—	4,568
Fixed income:
U.S. Treasury, government, and agency bonds	—	5,213	—	5,213
Mortgage- and asset-backed securities	—	337	—	337
Corporate bonds	—	2,109	—	2,109
Pooled funds	—	1,016	—	1,016
Cash equivalents and other	1	968	—	969
Real estate investments	560	—	2,156	2,716
Private equity	—	—	1,231	1,231
Total	$6,025	$13,645	$3,387	$23,057
Liabilities:
Derivatives	$—	$(5)	$—	$(5)
Total	$6,025	$13,640	$3,387	$23,052

*
Level 1 securities consist of actively traded stocks while Level 2 securities consist of pooled funds. Management believes that the portfolio is well-diversified with no significant concentrations of risk.

Changes in the fair value measurement of the Level 3 items in the other postretirement benefit plan assets valued using significant unobservable inputs for the years ended December 31, 2014 and 2013 were as follows:

	2014		2013
	Real Estate Investments	Private Equity	Real Estate Investments	Private Equity
	(in thousands)
Beginning balance	$2,156	$1,231	$1,865	$1,293
Actual return on investments:
Related to investments held at year end	28	28	158	18
Related to investments sold during the year	67	(33)	64	110
Total return on investments	95	(5)	222	128
Purchases, sales, and settlements	18	(72)	69	(190)
Ending balance	$2,269	$1,154	$2,156	$1,231
Employee Savings Plan
The Company also sponsors a 401(k) defined contribution plan covering substantially all employees. The Company provides an 85% matching contribution on up to 6% of an employee's base salary. Total matching contributions made to the plan for 2014, 2013, and 2012 were $4.6 million, $4.1 million, and $3.9 million, respectively.
3. CONTINGENCIES AND REGULATORY MATTERS
General Litigation Matters
The Company is subject to certain claims and legal actions arising in the ordinary course of business. In addition, the Company's business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as air quality and water standards, has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters. The ultimate outcome of such pending or potential litigation against the Company cannot be predicted at this time; however, for current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on the Company's financial statements.
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
In 2003, the Company and numerous other entities were designated by the Texas Commission on Environmental Quality (TCEQ) as potentially responsible parties at a site that was owned by an electric transformer company that handled the Company's transformers. The TCEQ approved the final site remediation plan in December 2013 and, on March 28, 2014, the impacted utilities, including the Company, agreed to commence remediation actions on the site. The Company's environmental remediation liability is $0.5 million as of December 31, 2014 and is expected to be recovered through the ECO Plan.
The final outcome of this matter cannot now be determined. However, based on the currently known conditions at this site and the nature and extent of activities relating to this site, the Company does not believe that additional liabilities, if any, at this site would be material to the financial statements.
FERC Matters
In 2012, the Company entered into a settlement agreement with its wholesale customers with respect to the Company's request for revised rates under the wholesale cost-based electric tariff. The settlement agreement provided that base rates under the cost-based electric tariff increase by approximately $22.6 million over a 12-month period with revised rates effective April 1, 2012. A significant portion of the difference between the requested base rate increase and the agreed upon rate increase was due to a change in the recovery methodology for the return on the Kemper IGCC CWIP. Under the settlement agreement, a portion of CWIP will continue to accrue AFUDC. The tariff customers specifically agreed to the same regulatory treatment for tariff ratemaking as the treatment approved for retail ratemaking by the Mississippi PSC with respect to (i) the accounting for Kemper IGCC-related costs that cannot be capitalized, (ii) the accounting for the lease termination and purchase of Plant Daniel Units 3 and 4, and (iii) the establishment of a regulatory asset for certain potential plant retirement costs.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

Also in 2012, the FERC approved a motion to place interim rates into effect beginning in May 2012. Later in 2012, the Company, with its wholesale customers, filed a final settlement agreement with the FERC. In May 2013, the Company received an order from the FERC accepting the settlement agreement.
In April 2013, the Company reached a settlement agreement with its wholesale customers and filed a request with the FERC for an additional increase in the MRA cost-based electric tariff, which was accepted by the FERC in May 2013. The 2013 settlement agreement provided that base rates under the MRA cost-based electric tariff will increase by approximately $24.2 million annually, effective April 1, 2013.
On March 31, 2014, the Company reached a settlement agreement with its wholesale customers and filed a request with the FERC for an increase in the MRA cost-based electric tariff. The settlement agreement, accepted by the FERC on May 20, 2014, provides that base rates under the MRA cost-based electric tariff will increase approximately $10.1 million annually, with revised rates effective for services rendered beginning May 1, 2014.
Retail Regulatory Matters
General
In 2012, the Mississippi PSC issued an order for the purpose of investigating and reviewing, for informational purposes only, the ROE formulas used by the Company and all other regulated electric utilities in Mississippi. In March 2013, the MPUS filed with the Mississippi PSC its report on the ROE formulas used by the Company and all other regulated electric utilities in Mississippi. The ultimate outcome of this matter cannot be determined at this time.
Energy Efficiency
In July 2013, the Mississippi PSC approved an energy efficiency and conservation rule requiring electric and gas utilities in Mississippi serving more than 25,000 customers to implement energy efficiency programs and standards. Quick Start Plans, which include a portfolio of energy efficiency programs that are intended to provide benefits to a majority of customers, were required to be filed within six months of the order and will be in effect for two to three years. An annual report addressing the performance of all energy efficiency programs is required.
On June 3, 2014, the Mississippi PSC approved the Company's 2014 Energy Efficiency Quick Start Plan filing, which includes a portfolio of energy efficiency programs. On October 20, 2014, the Company filed a revised compliance filing, which proposed an increase of $6.7 million in retail revenues for the period December 2014 through December 2015. The Mississippi PSC approved the revised filing on November 4, 2014.
Performance Evaluation Plan
The Company’s retail base rates are set under the PEP, a rate plan approved by the Mississippi PSC. Two filings are made for each calendar year: the PEP projected filing, which is typically filed prior to the beginning of the year based on projected revenue requirement, and the PEP lookback filing, which is filed after the year and allows for review of the actual revenue requirement compared to the projected filing. PEP was designed with the objective to reduce the impact of rate changes on the customer and provide incentives for the Company to keep customer prices low and customer satisfaction and reliability high. PEP is a mechanism for rate adjustments based on three indicators: price, customer satisfaction, and service reliability.
In 2011, the Company submitted its annual PEP lookback filing for 2010, which recommended no surcharge or refund. Later in 2011, the Company received a letter from the MPUS disputing certain items in the 2010 PEP lookback filing. In 2012, the Mississippi PSC issued an order canceling the Company's PEP lookback filing for 2011. In May 2013, the MPUS contested the Company's PEP lookback filing for 2012, which indicated a refund due to customers of $4.7 million. Unresolved matters related to certain costs included in the 2010 PEP lookback filing, which are currently under review, also impact the 2012 PEP lookback filing.
In March 2013, the Mississippi PSC approved the projected PEP filing for 2013, which resulted in a rate increase of 1.9%, or $15.3 million, annually, effective March 19, 2013. The Company may be entitled to $3.3 million in additional revenues related to 2013 as a result of the late implementation of the 2013 PEP rate increase.
On March 18, 2014, the Company submitted its annual PEP lookback filing for 2013, which indicated no surcharge or refund. On March 31, 2014, the Mississippi PSC suspended the filing to allow more time for review.
On June 3, 2014, the Mississippi PSC issued an order for the purpose of investigating and reviewing the adoption of a uniform formula rate plan for the Company and other regulated electric utilities in Mississippi.
The ultimate outcome of these matters cannot be determined at this time.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

Environmental Compliance Overview Plan
In 2012, the Mississippi PSC approved the Company's request for a CPCN to construct scrubbers on Plant Daniel Units 1 and 2, which are scheduled to be placed in service in September and November 2015, respectively. These units are jointly owned by the Company and Gulf Power, with 50% ownership each. The estimated total cost of the project is approximately $660 million, with the Company's portion being $330 million, excluding AFUDC. The Company's portion of the cost is expected to be recovered through the ECO Plan following the scheduled completion of the project. As of December 31, 2014, total project expenditures were $518.2 million, of which the Company's portion was $263.4 million, excluding AFUDC of $19.2 million.
In August 2013, the Mississippi PSC approved the Company’s 2013 ECO Plan filing which proposed no change in rates.
On August 1, 2014, the Company entered into a settlement agreement with the Sierra Club (Sierra Club Settlement Agreement) that, among other things, requires the Sierra Club to dismiss or withdraw all pending legal and regulatory challenges to the issuance of the CPCN to construct scrubbers on Plant Daniel Units 1 and 2. In addition, and consistent with the Company's ongoing evaluation of recent environmental rules and regulations, the Company agreed to retire, repower with natural gas, or convert to an alternative non-fossil fuel source Plant Sweatt Units 1 and 2 (80 MWs) no later than December 2018. The Company also agreed that it would cease burning coal and other solid fuel at Plant Watson Units 4 and 5 (750 MWs) and begin operating those units solely on natural gas no later than April 2015, and cease burning coal and other solid fuel at Plant Greene County Units 1 and 2 (200 MWs) and begin operating those units solely on natural gas no later than April 2016. On August 28, 2014, the Chancery Court of Harrison County, Mississippi dismissed the Sierra Club's appeal related to the CPCN to construct scrubbers on Plant Daniel Units 1 and 2.
In accordance with a 2011 accounting order from the Mississippi PSC, the Company has the authority to defer in a regulatory asset for future recovery all plant retirement- or partial retirement-related costs resulting from environmental regulations. This request was made to minimize the potential rate impact to customers arising from pending and final environmental regulations which may require the premature retirement of some generating units. As of December 31, 2014, $5.6 million of Plant Greene County costs and $2.0 million of costs related to Plant Watson have been reclassified as a regulatory asset. These costs are expected to be recovered through the ECO plan and other existing cost recovery mechanisms. Additional costs associated with the remaining net book value of coal-related equipment will be reclassified to a regulatory asset at the time of retirement for Plants Watson and Greene County in 2015 and 2016, respectively. Approved regulatory asset costs will be amortized over a period to be determined by the Mississippi PSC. As a result, these decisions are not expected to have a material impact on the Company's financial statements. See "Other Matters – Sierra Club Settlement Agreement" herein for additional information.
The ultimate outcome of these matters cannot be determined at this time.
Fuel Cost Recovery
The Company establishes, annually, a retail fuel cost recovery factor that is approved by the Mississippi PSC. The Company is required to file for an adjustment to the retail fuel cost recovery factor annually; the most recent filing occurred on November 17, 2014. On January 13, 2015, the Mississippi PSC approved the 2015 retail fuel cost recovery factor, effective January 21, 2015. The retail fuel cost recovery factor will result in an annual increase of approximately $7.9 million. At December 31, 2014, the amount of under-recovered retail fuel costs included in the balance sheets was $2.5 million compared to a $14.5 million over-recovered balance at December 31, 2013.
The Company also has a wholesale MRA and a Market Based (MB) fuel cost recovery factor. Effective January 1, 2015, the wholesale MRA fuel rate decreased resulting in an annual decrease of $1.1 million. Effective February 1, 2015, the wholesale MB fuel rate decreased, resulting in an annual decrease of $0.1 million. At December 31, 2014, the amount of over-recovered wholesale MRA fuel costs included in the balance sheets was $0.2 million compared to an over-recovered balance of $7.3 million at December 31, 2013. At December 31, 2014, the amount of over-recovered wholesale MB fuel costs included in the balance sheets was immaterial compared to an over-recovered balance of $0.3 million at December 31, 2013. In addition, at December 31, 2014, the amount of over-recovered MRA emissions allowance cost included in the balance sheets was $0.3 million compared to a $3.8 million under-recovered balance at December 31, 2013. The Company's operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, changes in the billing factor should have no significant effect on the Company's revenues or net income, but will affect cash flow.
Ad Valorem Tax Adjustment
The Company establishes, annually, an ad valorem tax adjustment factor that is approved by the Mississippi PSC to collect the ad valorem taxes paid by the Company. On May 6, 2014, the Mississippi PSC approved the Company's annual ad valorem tax adjustment factor filing for 2014, in which the Company requested an annual rate increase of 0.38%, or $3.6 million in annual retail revenues, primarily due to an increase in property tax rates.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

Baseload Act
In 2008, the Baseload Act was signed by the Governor of Mississippi. The Baseload Act authorizes, but does not require, the Mississippi PSC to adopt a cost recovery mechanism that includes in retail base rates, prior to and during construction, all or a portion of the prudently-incurred pre-construction and construction costs incurred by a utility in constructing a base load electric generating plant. Prior to the passage of the Baseload Act, such costs would traditionally be recovered only after the plant was placed in service. The Baseload Act also provides for periodic prudence reviews by the Mississippi PSC and prohibits the cancellation of any such generating plant without the approval of the Mississippi PSC. In the event of cancellation of the construction of the plant without approval of the Mississippi PSC, the Baseload Act authorizes the Mississippi PSC to make a public interest determination as to whether and to what extent the utility will be afforded rate recovery for costs incurred in connection with such cancelled generating plant. In the 2015 Mississippi Supreme Court (Court) decision, the Court declined to rule on the constitutionality of the Baseload Act. See "Integrated Coal Gasification Combined Cycle – Rate Recovery of Kemper IGCC Costs" and " – 2015 Mississippi Supreme Court Decision" herein for additional information.
Integrated Coal Gasification Combined Cycle
Kemper IGCC Overview
Construction of the Kemper IGCC is nearing completion and start-up activities will continue until the Kemper IGCC is placed in service. The Kemper IGCC will utilize an IGCC technology with an output capacity of 582 MWs. The Kemper IGCC will be fueled by locally mined lignite (an abundant, lower heating value coal) from a mine owned by the Company and situated adjacent to the Kemper IGCC. The mine, operated by North American Coal Corporation, started commercial operation in June 2013. In connection with the Kemper IGCC, the Company constructed and plans to operate approximately 61 miles of CO2 pipeline infrastructure for the planned transport of captured CO2 for use in enhanced oil recovery.
Kemper IGCC Schedule and Cost Estimate
In 2012, the Mississippi PSC issued the 2012 MPSC CPCN Order, a detailed order confirming the CPCN originally approved by the Mississippi PSC in 2010 authorizing the acquisition, construction, and operation of the Kemper IGCC.
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
The Kemper IGCC was originally projected to be placed in service in May 2014. The Company placed the combined cycle and the associated common facilities portion of the Kemper IGCC in service on natural gas on August 9, 2014 and continues to focus on completing the remainder of the Kemper IGCC, including the gasifier and the gas clean-up facilities, for which the in-service date is currently expected to occur in the first half of 2016.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report
Recovery of the Kemper IGCC cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, AFUDC, and certain general exceptions, including change of law, force majeure, and beneficial capital (which exists when the Company demonstrates that the purpose and effect of the construction cost increase is to produce efficiencies that will result in a neutral or favorable effect on customers relative to the original proposal for the CPCN) (Cost Cap Exceptions) and costs subject to the cost cap remain subject to review and approval by the Mississippi PSC. The Company's Kemper IGCC 2010 project estimate, current cost estimate (which includes the impacts of the Court's decision), and actual costs incurred as of December 31, 2014, as adjusted for the Court's decision, are as follows:

Cost Category	2010 Project Estimate(f)	Current Estimate	Actual Costs at 12/31/2014
	(in billions)
Plant Subject to Cost Cap(a)	$2.40	$4.93	$4.23
Lignite Mine and Equipment	0.21	0.23	0.23
CO2 Pipeline Facilities	0.14	0.11	0.10
AFUDC(b)(c)	0.17	0.63	0.45
Combined Cycle and Related Assets Placed in Service – Incremental(d)	—	0.02	0.00
General Exceptions	0.05	0.10	0.07
Deferred Costs(c)(e)	—	0.18	0.12
Total Kemper IGCC(a)(c)	$2.97	$6.20	$5.20

(a)
The 2012 MPSC CPCN Order approved a construction cost cap of up to $2.88 billion, net of the DOE Grants and excluding the Cost Cap Exceptions. The Current Estimate and Actual Costs include non-incremental operating and maintenance costs related to the combined cycle and associated common facilities placed in service on August 9, 2014 that are subject to the $2.88 billion cost cap and excludes post-in-service costs for the lignite mine. See "Rate Recovery of Kemper IGCC Costs – 2013 MPSC Rate Order" for additional information.

(b)
The Company's original estimate included recovery of financing costs during construction rather than the accrual of AFUDC. This approach was not approved by the Mississippi PSC in 2012 as described in "Rate Recovery of Kemper IGCC Costs."

(c)	Amounts in the Current Estimate reflect estimated costs through March 31, 2016.

(d)
Incremental operating and maintenance costs related to the combined cycle and associated common facilities placed in service on August 9, 2014, net of costs related to energy sales. See "Rate Recovery of Kemper IGCC Costs – 2013 MPSC Rate Order" for additional information.

(e)	The 2012 MPSC CPCN Order approved deferral of non-capital Kemper IGCC-related costs during construction as described in "Rate Recovery of Kemper IGCC Costs – Regulatory Assets and Liabilities."

(f)	The 2010 Project Estimate is the certificated cost estimate adjusted to include the certificated estimate for the CO2 pipeline facilities which was approved in 2011 by the Mississippi PSC.
Of the total costs, including post-in-service costs for the lignite mine, incurred as of December 31, 2014, $3.04 billion was included in property, plant, and equipment (which is net of the DOE Grants and estimated probable losses of $2.05 billion), $1.8 million in other property and investments, $44.7 million in fossil fuel stock, $32.5 million in materials and supplies, $147.7 million in other regulatory assets, $11.6 million in other deferred charges and assets, and $23.6 million in AROs in the balance sheet, with $1.1 million previously expensed.
The Company does not intend to seek any rate recovery or joint owner contributions for any costs related to the construction of the Kemper IGCC that exceed the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions. The Company recorded pre-tax charges to income for revisions to the cost estimate of $868.0 million ($536.0 million after tax), $1.10 billion ($680.5 million after tax), and $78.0 million ($48.2 million after tax) in 2014, 2013 and 2012, respectively. The increases to the cost estimate in 2014 primarily reflected costs related to extension of the project's schedule to ensure the required time for start-up activities and operational readiness, completion of construction, additional resources during start-up, and ongoing construction support during start-up and commissioning activities. The current estimate includes costs through March 31, 2016. Any further extension of the in-service date is currently estimated to result in additional base costs of approximately $25 million to $30 million per month, which includes maintaining necessary levels of start-up labor, materials, and fuel, as well as operational resources required to execute start-up and commissioning activities. Any further extension of the in-service date with respect to the Kemper IGCC would also increase costs for the Cost Cap Exceptions, which are not subject to the $2.88 billion cost cap established by the Mississippi PSC. These costs include AFUDC, which is currently estimated to total approximately $13 million per month, as well as carrying costs and operating expenses on Kemper IGCC assets placed in service and consulting and legal fees, which are being deferred as regulatory assets and are estimated to total approximately $7 million per month.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

Any further cost increases and/or extensions of the in-service date with respect to the Kemper IGCC may result from factors including, but not limited to, labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction or other agreements, operational readiness, including specialized operator training and required site safety programs, unforeseen engineering or design problems, start-up activities for this first-of-a-kind technology (including major equipment failure and system integration), and/or operational performance (including additional costs to satisfy any operational parameters ultimately adopted by the Mississippi PSC). In subsequent periods, any further changes in the estimated costs to complete construction and start-up of the Kemper IGCC subject to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, will be reflected in the Company's statements of operations and these changes could be material.
Rate Recovery of Kemper IGCC Costs
See "FERC Matters" for additional information regarding the Company's MRA cost-based tariff relating to recovery of a portion of the Kemper IGCC costs from the Company's wholesale customers. Rate recovery of the retail portion of the Kemper IGCC is subject to the jurisdiction of the Mississippi PSC. See Note 3 under "Retail Regulatory Matters – Baseload Act" for additional information. See "Investment Tax Credits and Bonus Depreciation" and "Section 174 Research and Experimental Deduction" herein for additional tax information related to the Kemper IGCC.
The ultimate outcome of the rate recovery matters discussed herein, including the resolution of legal challenges, determinations of prudency, and the specific manner of recovery of prudently-incurred costs, cannot be determined at this time, but could have a material impact on the Company's results of operations, financial condition, and liquidity.
2012 MPSC CPCN Order
The 2012 MPSC CPCN Order included provisions relating to both the Company's recovery of financing costs during the course of construction of the Kemper IGCC and the Company's recovery of costs following the date the Kemper IGCC is placed in service. With respect to recovery of costs following the in-service date of the Kemper IGCC, the 2012 MPSC CPCN Order provided for the establishment of operational cost and revenue parameters based upon assumptions in the Company's petition for the CPCN. The Company expects the Mississippi PSC to apply operational parameters in connection with the evaluation of the Rate Mitigation Plan (defined below) and other related proceedings during the operation of the Kemper IGCC. To the extent the Mississippi PSC determines the Kemper IGCC does not meet the operational parameters ultimately adopted by the Mississippi PSC or the Company incurs additional costs to satisfy such parameters, there could be a material adverse impact on the Company's financial statements.
2013 Settlement Agreement
In January 2013, the Company entered into a settlement agreement with the Mississippi PSC that, among other things, established the process for resolving matters regarding cost recovery related to the Kemper IGCC (2013 Settlement Agreement). Under the 2013 Settlement Agreement, the Company agreed to limit the portion of prudently-incurred Kemper IGCC costs to be included in retail rate base to the $2.4 billion certificated cost estimate, plus the Cost Cap Exceptions, but excluding AFUDC, and any other costs permitted or determined to be excluded from the $2.88 billion cost cap by the Mississippi PSC. The 2013 Settlement Agreement also allowed the Company to secure alternate financing for costs not otherwise recovered in any Mississippi PSC rate proceedings contemplated by the 2013 Settlement Agreement. The Court found the 2013 Settlement Agreement unenforceable due to a lack of public notice for the related proceedings. See "2015 Mississippi Supreme Court Decision" below for additional information.
Legislation to authorize a multi-year rate plan and legislation to provide for alternate financing through securitization of up to $1.0 billion of prudently-incurred costs was enacted into law in February 2013. The Company's intent under the 2013 Settlement Agreement was to securitize (1) prudently-incurred costs in excess of the certificated cost estimate and up to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, (2) accrued AFUDC, and (3) other prudently-incurred costs, which include carrying costs from the estimated in-service date until securitization is finalized and other costs not included in the Rate Mitigation Plan as approved by the Mississippi PSC.
The Court's decision did not impact the Company's ability to utilize alternate financing through securitization, the 2012 MPSC CPCN Order, or the February 2013 legislation. See "2015 Mississippi Supreme Court Decision" below for additional information.
2013 MPSC Rate Order
Consistent with the terms of the 2013 Settlement Agreement, in March 2013, the Mississippi PSC issued the 2013 MPSC Rate Order approving retail rate increases of 15% effective March 19, 2013 and 3% effective January 1, 2014, which collectively were designed to collect $156 million annually beginning in 2014. For the period from March 2013 through December 31, 2014,

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

$257.2 million had been collected primarily to be used to mitigate customer rate impacts after the Kemper IGCC is placed in service.
Because the 2013 MPSC Rate Order did not provide for the inclusion of CWIP in rate base as permitted by the Baseload Act, the Company continues to record AFUDC on the Kemper IGCC through the in-service date. The Company will not record AFUDC on any additional costs of the Kemper IGCC that exceed the $2.88 billion cost cap, except for Cost Cap Exception amounts. The Company will continue to record AFUDC and collect and defer the approved rates through the in-service date until directed to do otherwise by the Mississippi PSC.
On August 18, 2014, the Company provided an analysis of the costs and benefits of placing the combined cycle and the associated common facilities portion of the Kemper IGCC in service, including the expected accounting treatment. The Company's analysis requested, among other things, confirmation of the Company's accounting treatment by the Mississippi PSC of the continued collection of rates as prescribed by the 2013 MPSC Rate Order, with the current recognition as revenue of the related equity return on all assets placed in service and the deferral of all remaining rate collections under the 2013 MPSC Rate Order to a regulatory liability account. See "2015 Mississippi Supreme Court Decision" for additional information regarding the decision of the Court which would discontinue the collection of, and require the refund of, all amounts previously collected under the 2013 MPSC Rate Order.
In addition, the Company's August 18, 2014 filing with the Mississippi PSC requested confirmation of the Company's accounting treatment by the Mississippi PSC of the continued accrual of AFUDC through the in-service date of the remainder of the Kemper IGCC and the deferral of operating costs for the combined cycle as regulatory assets. Under the Company's proposal, non-incremental costs that would have been incurred whether or not the combined cycle was placed in service would be included in a regulatory asset and would continue to be subject to the $2.88 billion cost cap. Additionally, incremental costs that would not have been incurred if the combined cycle had not gone into service would be included in a regulatory asset and would not be subject to the cost cap because these costs are incurred to support operation of the combined cycle. All energy revenues associated with the combined cycle variable operating and maintenance expenses would be credited to this regulatory asset. See "Regulatory Assets and Liabilities" for additional information. Any action by the Mississippi PSC that is inconsistent with the treatment requested by the Company could have a material impact on the results of operations, financial condition, and liquidity of the Company.
2015 Mississippi Supreme Court Decision
On February 12, 2015, the Court issued its decision in the legal challenge to the 2013 MPSC Rate Order filed by Thomas A. Blanton. The Court reversed the 2013 MPSC Rate Order based on, among other things, its findings that (1) the Mirror CWIP rate treatment was not provided for under the Baseload Act and (2) the Mississippi PSC should have determined the prudence of Kemper IGCC costs before approving rate recovery through the 2013 MPSC Rate Order. The Court also found the 2013 Settlement Agreement unenforceable due to a lack of public notice for the related proceedings. The Court's ruling remands the matter to the Mississippi PSC to (1) fix by order the rates that were in existence prior to the 2013 MPSC Rate Order, (2) fix no rate increases until the Mississippi PSC is in compliance with the Court's ruling, and (3) enter an order refunding amounts collected under the 2013 MPSC Rate Order. Through December 31, 2014, the Company had collected $257.2 million through rates under the 2013 MPSC Rate Order. Any required refunds would also include carrying costs. The Court's decision will become legally effective upon the issuance of a mandate to the Mississippi PSC. Absent specific instruction from the Court, the Mississippi PSC will determine the method and timing of the refund. The Company is reviewing the Court's decision and expects to file a motion for rehearing which would stay the Court's mandate until either the case is reheard and decided or seven days after the Court issues its order denying the Company's request for rehearing. The Company is also evaluating its regulatory options.
Rate Mitigation Plan
In March 2013, the Company, in compliance with the 2013 MPSC Rate Order, filed a revision to the proposed rate recovery plan with the Mississippi PSC for the Kemper IGCC for cost recovery through 2020 (Rate Mitigation Plan), which is still under review by the Mississippi PSC. The revenue requirements set forth in the Rate Mitigation Plan assume the sale of a 15% undivided interest in the Kemper IGCC to SMEPA and utilization of bonus depreciation, which currently requires that the related long-term asset be placed in service in 2015. In the Rate Mitigation Plan, the Company proposed recovery of an annual revenue requirement of approximately $156 million of Kemper IGCC-related operational costs and rate base amounts, including plant costs equal to the $2.4 billion certificated cost estimate. The 2013 MPSC Rate Order, which increased rates beginning in March 2013, was integral to the Rate Mitigation Plan, which contemplates amortization of the regulatory liability balance at the in-service date to be used to mitigate customer rate impacts through 2020, based on a fixed amortization schedule that requires approval by the Mississippi PSC. Under the Rate Mitigation Plan, the Company proposed annual rate recovery to remain the same from 2014

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

through 2020, with the proposed revenue requirement approximating the forecasted cost of service for the period 2014 through 2020. Under the Company's proposal, to the extent the actual annual cost of service differs from the approved forecast for certain items, the difference would be deferred as a regulatory asset or liability, subject to accrual of carrying costs, and would be included in the next year's rate recovery calculation. If any deferred balance remains at the end of 2020, the Mississippi PSC would review the amount and, if approved, determine the appropriate method and period of disposition. See "Regulatory Assets and Liabilities" and "Investment Tax Credits and Bonus Depreciation" for additional information.
To the extent that refunds of amounts collected under the 2013 MPSC Rate Order are required on a schedule different from the amortization schedule proposed in the Rate Mitigation Plan, the customer billing impacts proposed under the Rate Mitigation Plan would no longer be viable. See "2015 Mississippi Supreme Court Decision" above for additional information.
In the event that the Mirror CWIP regulatory liability is refunded to customers prior to the in-service date of the Kemper IGCC and is, therefore, not available to mitigate rate impacts under the Rate Mitigation Plan, the Mississippi PSC does not approve a refund schedule that facilitates rate mitigation, or the Company withdraws the Rate Mitigation Plan, the Company would seek rate recovery through alternate means, which could include a traditional rate case.
In addition to current estimated costs at December 31, 2014 of $6.20 billion, the Company anticipates that it will incur additional costs after the Kemper IGCC in-service date until the Kemper IGCC cost recovery approach is finalized. These costs include, but are not limited to, regulatory costs and additional carrying costs which could be material. Recovery of these costs would be subject to approval by the Mississippi PSC.
Prudence Reviews
The Mississippi PSC's review of Kemper IGCC costs is ongoing. On August 5, 2014, the Mississippi PSC ordered that a consolidated prudence determination of all Kemper IGCC costs be completed after the entire project has been placed in service and has demonstrated availability for a reasonable period of time as determined by the Mississippi PSC and the MPUS. The Mississippi PSC has encouraged the parties to work in good faith to settle contested issues and the Company is working to reach a mutually acceptable resolution. As a result of the Court's decision, the Company intends to request that the Mississippi PSC reconsider its prudence review schedule. See "2015 Mississippi Supreme Court Decision" for additional information.
Regulatory Assets and Liabilities
Consistent with the treatment of non-capital costs incurred during the pre-construction period, the Mississippi PSC issued an accounting order in 2011 granting the Company the authority to defer all non-capital Kemper IGCC-related costs to a regulatory asset through the in-service date, subject to review of such costs by the Mississippi PSC. Such costs include, but are not limited to, carrying costs on Kemper IGCC assets currently placed in service, costs associated with Mississippi PSC and MPUS consultants, prudence costs, legal fees, and operating expenses associated with assets placed in service.
On August 18, 2014, the Company requested confirmation by the Mississippi PSC of the Company's authority to defer all operating expenses associated with the operation of the combined cycle subject to review of such costs by the Mississippi PSC. In addition, the Company is authorized to accrue carrying costs on the unamortized balance of such regulatory assets at a rate and in a manner to be determined by the Mississippi PSC in future cost recovery mechanism proceedings. As of December 31, 2014, the regulatory asset balance associated with the Kemper IGCC was $147.7 million. The projected balance at March 31, 2016 is estimated to total approximately $269.8 million. The amortization period of 40 years proposed by the Company for any such costs approved for recovery remains subject to approval by the Mississippi PSC.
The 2013 MPSC Rate Order approved retail rate increases of 15% effective March 19, 2013 and 3% effective January 1, 2014, which collectively were designed to collect $156 million annually beginning in 2014. On February 12, 2015, the Court ordered the Mississippi PSC to refund Mirror CWIP and to fix by order the rates that were in existence prior to the 2013 MPSC Rate Order. The Company is deferring the collections under the approved rates in the Mirror CWIP regulatory liability until otherwise directed by the Mississippi PSC. The Company is also accruing carrying costs on the unamortized balance of the Mirror CWIP regulatory liability for the benefit of retail customers. As of December 31, 2014, the balance of the Mirror CWIP regulatory liability, including carrying costs, was $270.8 million.
See "2015 Mississippi Supreme Court Decision" for additional information.
See Note 1 under "Regulatory Assets and Liabilities" for additional information.
Lignite Mine and CO2 Pipeline Facilities
In conjunction with the Kemper IGCC, the Company will own the lignite mine and equipment and has acquired and will continue to acquire mineral reserves located around the Kemper IGCC site. The mine started commercial operation in June 2013.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

In 2010, the Company executed a 40-year management fee contract with Liberty Fuels Company, LLC (Liberty Fuels), a wholly-owned subsidiary of The North American Coal Corporation, which developed, constructed, and is operating and managing the mining operations. The contract with Liberty Fuels is effective through the end of the mine reclamation. As the mining permit holder, Liberty Fuels has a legal obligation to perform mine reclamation and the Company has a contractual obligation to fund all reclamation activities. In addition to the obligation to fund the reclamation activities, the Company currently provides working capital support to Liberty Fuels through cash advances for capital purchases, payroll, and other operating expenses. See Note 1 under "Asset Retirement Obligations and Other Costs of Removal" and "Variable Interest Entities" for additional information.
In addition, the Company has constructed and will operate the CO2 pipeline for the planned transport of captured CO2 for use in enhanced oil recovery. The Company has entered into agreements with Denbury Onshore (Denbury), a subsidiary of Denbury Resources Inc., and Treetop Midstream Services, LLC (Treetop), an affiliate of Tellus Operating Group, LLC and a subsidiary of Tengrys, LLC, pursuant to which Denbury will purchase 70% of the CO2 captured from the Kemper IGCC and Treetop will purchase 30% of the CO2 captured from the Kemper IGCC. The agreements with Denbury and Treetop provide termination rights in the event that the Company does not satisfy its contractual obligation with respect to deliveries of captured CO2 by May 11, 2015. While the Company has received no indication from either Denbury or Treetop of their intent to terminate their respective agreements, any termination could result in a material reduction in future chemical product sales revenues and could have a material financial impact on the Company to the extent the Company is not able to enter into other similar contractual arrangements.
The ultimate outcome of these matters cannot be determined at this time.
Proposed Sale of Undivided Interest to SMEPA
In 2010, the Company and SMEPA entered into an APA whereby SMEPA agreed to purchase a 17.5% undivided interest in the Kemper IGCC. In 2012, the Mississippi PSC approved the sale and transfer of the 17.5% undivided interest in the Kemper IGCC to SMEPA. Later in 2012, the Company and SMEPA signed an amendment to the APA whereby SMEPA reduced its purchase commitment percentage from a 17.5% to a 15% undivided interest in the Kemper IGCC. In March 2013, the Company and SMEPA signed an amendment to the APA whereby the Company and SMEPA agreed to amend the power supply agreement entered into by the parties in 2011 to reduce the capacity amounts to be received by SMEPA by half (approximately 75 MWs) at the sale and transfer of the undivided interest in the Kemper IGCC to SMEPA. Capacity revenues under the 2011 power supply agreement were $16.7 million in 2014. In December 2013, the Company and SMEPA agreed to extend SMEPA's option to purchase through December 31, 2014.
By letter agreement dated October 6, 2014, the Company and SMEPA agreed in principle on certain issues related to SMEPA's proposed purchase of a 15% undivided interest in the Kemper IGCC. The letter agreement contemplated certain amendments to the APA, which the parties anticipated to be incorporated into the APA on or before December 31, 2014. The parties agreed to further amend the APA as follows: (1) the Company agreed to cap at $2.88 billion the portion of the purchase price payable for development and construction costs, net of the Cost Cap Exceptions, title insurance reimbursement, and AFUDC and/or carrying costs through the Closing Commitment Date (defined below); (2) SMEPA agreed to close the purchase within 180 days after the date of the execution of the amended APA or before the Kemper IGCC in-service date, whichever occurs first (Closing Commitment Date), subject only to satisfaction of certain conditions; and (3) AFUDC and/or carrying costs will continue to be accrued on the capped development and construction costs, the Cost Cap Exceptions, and any operating costs, net of revenues until the amended APA is executed by both parties, and thereafter AFUDC and/or carrying costs and payment of interest on SMEPA's deposited money will be suspended and waived provided closing occurs by the Closing Commitment Date. The letter agreement also provided for certain post-closing adjustments to address any differences between the actual and the estimated amounts of post-in-service date costs (both expenses and capital) and revenue credits for those portions of the Kemper IGCC previously placed in service.
By letter dated December 18, 2014, SMEPA notified the Company that SMEPA decided not to extend the estimated closing date in the APA or revise the APA to include the contemplated amendments; however, both parties agree that the APA will remain in effect until closing or until either party gives notice of termination.
The closing of this transaction is also conditioned upon execution of a joint ownership and operating agreement, the absence of material adverse effects, receipt of all construction permits, and appropriate regulatory approvals, as well as SMEPA's receipt of Rural Utilities Service (RUS) funding. In 2012, SMEPA received a conditional loan commitment from RUS for the purchase.
In 2012, on January 2, 2014, and on October 9, 2014, the Company received $150 million, $75 million, and $50 million, respectively, of interest-bearing refundable deposits from SMEPA to be applied to the purchase. While the expectation is that these amounts will be applied to the purchase price at closing, the Company would be required to refund the deposits upon the termination of the APA or within 15 days of a request by SMEPA for a full or partial refund. Given the interest-bearing nature of

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

the deposits and SMEPA's ability to request a refund, the deposits have been presented as a current liability in the balance sheet and as financing proceeds in the statement of cash flow. In July 2013, Southern Company entered into an agreement with SMEPA under which Southern Company has agreed to guarantee the obligations of the Company with respect to any required refund of the deposits.
The ultimate outcome of these matters cannot be determined at this time.
Investment Tax Credits and Bonus Depreciation
The IRS allocated $279.0 million (Phase II) of Internal Revenue Code Section 48A tax credits to the Company in connection with the Kemper IGCC. Through December 31, 2014, the Company had recorded tax benefits totaling $276.4 million for the Phase II credits, of which approximately $210.0 million had been utilized through that date. These credits will be amortized as a reduction to depreciation and amortization over the life of the Kemper IGCC and are dependent upon meeting the IRS certification requirements, including an in-service date no later than April 19, 2016 and the capture and sequestration (via enhanced oil recovery) of at least 65% of the CO2 produced by the Kemper IGCC during operations in accordance with the Internal Revenue Code. The Company currently expects to place the Kemper IGCC in service in the first half of 2016. In addition, a portion of the Phase II tax credits will be subject to recapture upon completion of SMEPA's proposed purchase of an undivided interest in the Kemper IGCC as described above.
On December 19, 2014, the Tax Increase Prevention Act of 2014 (TIPA) was signed into law. The TIPA retroactively extended several tax credits through 2014 and extended 50% bonus depreciation for property placed in service in 2014 (and for certain long-term production-period projects to be placed in service in 2015). The extension of 50% bonus depreciation had a positive impact on the Company's cash flows and combined with bonus depreciation allowed in 2014 under the American Taxpayer Relief Act of 2012, resulted in approximately $130 million of positive cash flows related to the combined cycle and associated common facilities portion of the Kemper IGCC for the 2014 tax year. The estimated cash flow benefit of bonus depreciation related to TIPA is expected to be approximately $45 million to $50 million for the 2015 tax year.
The ultimate outcome of these matters cannot be determined at this time.
Section 174 Research and Experimental Deduction
Southern Company, on behalf of the Company, reduced tax payments for 2014 and included in its 2013 consolidated federal income tax return deductions for research and experimental (R&E) expenditures related to the Kemper IGCC. Due to the uncertainty related to this tax position, the Company recorded an unrecognized tax benefit of approximately $160 million as of December 31, 2014. See Note 5 under "Unrecognized Tax Benefits" for additional information.
Other Matters
Sierra Club Settlement Agreement
On August 1, 2014, the Company entered into the Sierra Club Settlement Agreement that, among other things, requires the Sierra Club to dismiss or withdraw all pending legal and regulatory challenges of the Kemper IGCC and the scrubber project at Plant Daniel Units 1 and 2. In addition, the Sierra Club agreed to refrain from initiating, intervening in, and/or challenging certain legal and regulatory proceedings for the Kemper IGCC, including, but not limited to, the prudence review, and Plant Daniel for a period of three years from the date of the Sierra Club Settlement Agreement. On August 4, 2014, the Sierra Club filed all of the required motions necessary to dismiss or withdraw all appeals associated with certification of the Kemper IGCC and the Plant Daniel Units 1 and 2 scrubber project, which the applicable courts subsequently granted.
Under the Sierra Club Settlement Agreement, the Company agreed to, among other things, fund a $15 million grant payable over a 15-year period for an energy efficiency and renewable program and contribute $2 million to a conservation fund. In accordance with the Sierra Club Settlement Agreement, the Company paid $7 million in 2014, recognized in other income (expense), net in the statement of operations. In addition, and consistent with the Company's ongoing evaluation of recent environmental rules and regulations, the Company agreed to retire, repower with natural gas, or convert to an alternative non-fossil fuel source Plant Sweatt Units 1 and 2 (80 MWs) no later than December 2018. The Company also agreed that it would cease burning coal and other solid fuel at Plant Watson Units 4 and 5 (750 MWs) and begin operating those units solely on natural gas no later than April 2015, and cease burning coal and other solid fuel at Plant Greene County Units 1 and 2 (200 MWs) and begin operating those units solely on natural gas no later than April 2016. See Note 3 under "Retail Regulatory Matters – Environmental Compliance Overview Plan" for additional information.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

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
In August 2014, a decision was made to cease coal operations at Greene County Steam Plant and convert to natural gas no later than April 16, 2016. As a result, active construction projects related to these assets were cancelled in September 2014. Associated amounts in CWIP of $5.6 million, reflecting the Company's share of the costs, were subsequently transferred to regulatory assets. See Note 3 under "Retail Regulatory Matters-Environmental Compliance Overview Plan" herein for additional information.
At December 31, 2014, the Company's percentage ownership and investment in these jointly-owned facilities in commercial operation were as follows:

Generating Plant	Company Ownership	Plant in Service	Accumulated Depreciation	CWIP
		(in thousands)
Greene County
Units 1 and 2	40%	$102,384	$51,911	$902
Daniel
Units 1 and 2	50%	$299,440	$155,606	$286,240
The Company's proportionate share of plant operating expenses is included in the statements of operations and the Company is responsible for providing its own financing.
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
Current and Deferred Income Taxes
Details of income tax provisions are as follows:

	2014	2013	2012
	(in thousands)
Federal —
Current	$(431,077)	$23,345	$1,212
Deferred	183,461	(342,870)	16,994
	(247,616)	(319,525)	18,206
State —
Current	455	5,219	1,656
Deferred	(38,044)	(53,529)	694
	(37,589)	(48,310)	2,350
Total	$(285,205)	$(367,835)	$20,556

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

	2014	2013
	(in thousands)
Deferred tax liabilities —
Accelerated depreciation	$1,068,242	$371,553
Property basis differences	—	130,679
ECM under recovered	—	1,777
Regulatory assets associated with AROs	19,299	16,764
Pensions and other benefits	35,200	23,769
Regulatory assets associated with employee benefit obligations	67,727	33,127
Regulatory assets associated with the Kemper IGCC	61,561	30,708
Rate differential	89,040	56,074
Federal effect of state deferred taxes	1,279	30,615
Fuel clause under recovered	3,288	—
Other	52,215	35,583
Total	1,397,851	730,649
Deferred tax assets —
Fuel clause over recovered	—	7,741
Estimated loss on Kemper IGCC	631,326	472,000
Pension and other benefits	92,232	57,999
Property insurance	24,315	23,693
Premium on long-term debt	20,694	23,736
Unbilled fuel	14,535	12,136
AROs	19,299	16,764
Interest rate hedges	4,544	5,094
Kemper rate factor - regulatory liability retail	108,312	36,210
Property basis difference	263,430	—
ECM over recovered	905	—
Deferred state tax assets	56,736	—
Other	15,111	18,094
Total	1,251,439	673,467
Total deferred tax liabilities, net	146,412	57,182
Portion included in (accrued) prepaid income taxes, net	121,049	15,626
Deferred state tax asset	17,388	—
Accumulated deferred income taxes	$284,849	$72,808
The application of bonus depreciation provisions in current tax law has significantly increased deferred tax liabilities related to accelerated depreciation.
At December 31, 2014, the tax-related regulatory assets were $226.2 million. These assets are primarily attributable to tax benefits flowed through to customers in prior years, deferred taxes previously recognized at rates lower than the current enacted tax law, and to taxes applicable to capitalized interest.
At December 31, 2014, the tax-related regulatory liabilities were $9.4 million. These liabilities are primarily attributable to deferred taxes previously recognized at rates higher than the current enacted tax law and to unamortized ITCs.
In accordance with regulatory requirements, deferred federal ITCs are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the statements of operations. Credits for non-Kemper IGCC

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

related deferred ITCs amortized in this manner amounted to $1.4 million, $1.2 million, and $1.2 million for 2014, 2013, and 2012, respectively. At December 31, 2014, all non-Kemper IGCC ITCs available to reduce federal income taxes payable had been utilized.
In 2010, the Company began recognizing ITCs associated with the construction expenditures related to the Kemper IGCC. At December 31, 2014, the Company had $276.4 million in unamortized ITCs associated with the Kemper IGCC, which will be amortized over the life of the Kemper IGCC once placed in service and are dependent upon meeting the IRS certification requirements, including an in-service date no later than April 19, 2016 and the capture and sequestration (via enhanced oil recovery) of at least 65% of the CO2 produced by the Kemper IGCC during operation in accordance with the Internal Revenue Code. A portion of the tax credits will be subject to recapture upon successful completion of SMEPA's proposed purchase of an undivided interest in the Kemper IGCC.
Effective Tax Rate
A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	2014	2013	2012
Federal statutory rate	(35.0)%	(35.0)%	35.0%
State income tax, net of federal deduction	(4.0)	(3.7)	1.3
Non-deductible book depreciation	0.1	0.1	0.3
AFUDC-equity	(7.8)	(5.0)	(18.6)
Other	0.1	(0.1)	(1.2)
Effective income tax rate (benefit rate)	(46.6)%	(43.7)%	16.8%
The increase in the Company's 2014 effective tax rate (benefit rate), as compared to 2013, is primarily due to an increase in non-taxable AFUDC equity. The decrease in the Company's 2013 effective tax rate, as compared to 2012, is primarily due to an increase in the estimated losses associated with the Kemper IGCC and an increase in non-taxable AFUDC equity.
Unrecognized Tax Benefits
Changes during the year in unrecognized tax benefits were as follows:

	2014	2013	2012
	(in thousands)
Unrecognized tax benefits at beginning of year	$3,840	$5,755	$4,964
Tax positions from current periods	58,148	226	1,186
Tax positions from prior periods	102,833	(2,141)	(26)
Settlements with taxing authorities	—	—	(369)
Balance at end of year	$164,821	$3,840	$5,755
The increases in tax positions from current periods and prior periods for 2014 relate to deductions for R&E expenditures related to the Kemper IGCC. See Note 3 under "Integrated Coal Gasification Combined Cycle – Section 174 Research and Experimental Deduction" for more information. The decrease in tax positions from prior periods for 2013 relates primarily to the tax accounting method change for repairs related to generation assets. See "Tax Method of Accounting for Repairs" below for additional information.
The impact on the Company's effective tax rate, if recognized, is as follows:

	2014	2013	2012
	(in thousands)
Tax positions impacting the effective tax rate	$4,341	$3,840	$3,656
Tax positions not impacting the effective tax rate	160,480	—	2,099
Balance of unrecognized tax benefits	$164,821	$3,840	$5,755
The tax positions impacting the effective tax rate primarily relate to state income tax credits. The tax positions not impacting the effective tax rate for 2014 relate to a deduction for R&E related to the Kemper IGCC. The tax positions not impacting the

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

effective tax rate for 2012 relate to the tax accounting method change for repairs related to generation assets. These amounts are presented on a gross basis without considering the related federal or state income tax impact.
Accrued interest for unrecognized tax benefits was as follows:

	2014	2013	2012
	(in thousands)
Interest accrued at beginning of year	$1,171	$772	$680
Interest accrued during the year	1,698	399	92
Balance at end of year	$2,869	$1,171	$772
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
The IRS has finalized its audits of Southern Company's consolidated federal income tax returns through 2012. Southern Company has filed its 2013 federal income tax return and has received a partial acceptance letter from the IRS; however, the IRS has not finalized its audit. Southern Company is a participant in the Compliance Assurance Process of the IRS. The audits for the Company's state income tax returns have either been concluded, or the statute of limitations has expired, for years prior to 2011.
Tax Method of Accounting for Repairs
In 2011, the IRS published regulations on the deduction and capitalization of expenditures related to tangible property that generally apply for tax years beginning on or after January 1, 2014. Additionally, in April 2013, the IRS issued Revenue Procedure 2013-24, which provides guidance for taxpayers related to the deductibility of repair costs associated with generation assets. Based on a review of the regulations, Southern Company incorporated provisions related to repair costs for generation assets into its consolidated 2012 federal income tax return and reversed all related unrecognized tax positions. In September 2013, the IRS issued Treasury Decision 9636, "Guidance Regarding Deduction and Capitalization of Expenditures Related to Tangible Property," which are final tangible property regulations applicable to taxable years beginning on or after January 1, 2014. Southern Company continues to review this guidance; however, these regulations are not expected to have a material impact on the Company's financial statements.
6. FINANCING
Bank Term Loans
In January 2014, the Company entered into an 18-month floating rate bank loan bearing interest based on one-month LIBOR. The term loan was for $250 million aggregate principal amount and the proceeds were used for working capital and other general corporate purposes, including the Company’s continuous construction program.
At December 31, 2014 and 2013, the Company had $775 million and $525 million of bank loans outstanding, respectively, which are reflected in the statements of capitalization as securities due within one year and long-term debt.
These bank loans have covenants that limit debt levels to 65% of total capitalization, as defined in the agreements. For purposes of these definitions, debt excludes any long-term debt payable to affiliated trusts, other hybrid securities, and any securitized debt relating to the securitization of certain costs of the Kemper IGCC. At December 31, 2014, the Company was in compliance with its debt limits.
Senior Notes
At December 31, 2014 and 2013, the Company had $1.1 billion of senior notes outstanding. These senior notes are effectively subordinated to the secured debt of the Company. See "Plant Daniel Revenue Bonds" below for additional information regarding the Company's secured indebtedness.
Plant Daniel Revenue Bonds
In 2011, in connection with the Company's election under its operating lease of Plant Daniel Units 3 and 4 to purchase the assets, the Company assumed the obligations of the lessor related to $270 million aggregate principal amount of Mississippi Business Finance Corporation Taxable Revenue Bonds, 7.13% Series 1999A due October 20, 2021, issued for the benefit of the lessor.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

These bonds are secured by Plant Daniel Units 3 and 4 and certain related personal property. The bonds were recorded at fair value as of the date of assumption, or $346.1 million, reflecting a premium of $76.1 million.
Securities Due Within One Year
A summary of scheduled maturities and redemptions of securities due within one year at December 31, 2014 and 2013 was as follows:

	2014	2013
	(in millions)
Bank term loans	$775.0	$—
Revenue bonds	—	11.3
Capitalized leases	2.7	2.5
Outstanding at December 31	$777.7	$13.8
Maturities through 2019 applicable to total long-term debt are as follows: $777.7 million in 2015, $302.8 million in 2016, $37.9 million in 2017, $3.1 million in 2018, and $128.2 million in 2019.
Pollution Control Revenue Bonds
Pollution control obligations represent loans to the Company from public authorities of funds derived from sales by such authorities of revenue bonds issued to finance pollution control and solid waste disposal facilities. The Company is required to make payments sufficient for the authorities to meet principal and interest requirements of such bonds. The amount of tax-exempt pollution control revenue bonds outstanding at December 31, 2014 and 2013 was $82.7 million.
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
In May 2014 and August 2014, the MBFC issued $12.3 million and $10.5 million, respectively, aggregate principal amount of MBFC Taxable Revenue Bonds (Mississippi Power Company Project), Series 2013A for the benefit of the Company and proceeds were used to reimburse the Company for the cost of the acquisition, construction, equipping, installation, and improvement of certain equipment and facilities for the lignite mining facility related to the Kemper IGCC. In December 2014, the MBFC Taxable Revenue Bonds (Mississippi Power Company Project), Series 2013A of $22.87 million and Series 2013B of $11.25 million were paid at maturity. The Company had $50.0 million of such obligations outstanding related to tax-exempt revenue bonds at December 31, 2014 and 2013. The Company had no obligation as of December 31, 2014 and $11.3 million of such obligations related to taxable revenue bonds outstanding at December 31, 2013. Such amounts are reflected in the statements of capitalization as long-term senior notes and debt.
The Company's agreements relating to the taxable revenue bonds include covenants limiting debt levels consistent with those described above under "Bank Term Loans."
Capital Leases
In September 2013, the Company entered into an agreement to sell the air separation unit for the Kemper IGCC and also entered into a 20-year nitrogen supply agreement. The nitrogen supply agreement was determined to be a sale/leaseback agreement which resulted in a capital lease obligation at December 31, 2014 of $80.0 million with an annual interest rate of 4.9%. There are no contingent rentals in the contract and a portion of the monthly payment specified in the agreement is related to executory costs for the operation and maintenance of the air separation unit and excluded from the minimum lease payments. The minimum lease payments for 2014 were $6.5 million and will be $6.5 million each year thereafter. Amortization of the capital lease asset for the air separation unit will begin when the Kemper IGCC is placed in service.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

Other Obligations
In 2012, January 2014, and October 2014, the Company received $150 million, $75 million, and $50 million, respectively, interest-bearing refundable deposits from SMEPA to be applied to the sale price for the pending sale of an undivided interest in the Kemper IGCC. Until the sale is closed, the deposits bear interest at the Company's AFUDC rate adjusted for income taxes, which was 10.134% per annum for 2014, 9.932% per annum for 2013, and 9.967% per annum for 2012, and are refundable to SMEPA upon termination of the APA related to such purchase or within 15 days of a request by SMEPA for a full or partial refund.
In May 2014, the Company issued a 19-month floating rate promissory note to Southern Company for a loan bearing interest based on one-month LIBOR. This loan was for $220 million aggregate principal amount and the proceeds were used for working capital and other general corporate purposes, including the Company's construction program. This loan was repaid in September 2014.
Assets Subject to Lien
The revenue bonds assumed in conjunction with the purchase of Plant Daniel Units 3 and 4 are secured by Plant Daniel Units 3 and 4 and certain related personal property. There are no agreements or other arrangements among the Southern Company system companies under which the assets of one company have been pledged or otherwise made available to satisfy the obligations of Southern Company or another of its other subsidiaries.
Outstanding Classes of Capital Stock
The Company currently has preferred stock (including depositary shares which represent one-fourth of a share of preferred stock) and common stock authorized and outstanding. The preferred stock of the Company contains a feature that allows the holders to elect a majority of the Company's board of directors if preferred dividends are not paid for four consecutive quarters. Because such a potential redemption-triggering event is not solely within the control of the Company, this preferred stock is presented as "Cumulative Redeemable Preferred Stock" in a manner consistent with temporary equity under applicable accounting standards. The Company's preferred stock and depositary preferred stock, without preference between classes, rank senior to the Company's common stock with respect to payment of dividends and voluntary or involuntary dissolution. The preferred stock and depositary preferred stock is subject to redemption at the option of the Company at a redemption price equal to 100% of the liquidation amount of the stock.
Dividend Restrictions
The Company can only pay dividends to Southern Company out of retained earnings or paid-in-capital.
Bank Credit Arrangements
At December 31, 2014, committed credit arrangements with banks were as follows:

Expires				Executable Term-Loans		Due Within One Year
2015	2016	Total	Unused	One Year	Two Years	Term Out	No Term Out
(in millions)
$135	$165	$300	$300	$25	$40	$65	$70
Subject to applicable market conditions, the Company expects to renew its bank credit arrangements, as needed, prior to expiration.
Most of these bank credit arrangements require payment of commitment fees based on the unused portions of the commitments or to maintain compensating balances with the banks. Commitment fees average less than 1/4 of 1% for the Company. Compensating balances are not legally restricted from withdrawal.
Most of these bank credit arrangements contain covenants that limit the Company's debt levels to 65% of total capitalization, as defined in the agreements. For purposes of these definitions, debt excludes certain hybrid securities and any securitized debt relating to the securitization of certain costs of the Kemper IGCC.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

A portion of the $300 million unused credit with banks is allocated to provide liquidity support to the Company's variable rate pollution control revenue bonds and its commercial paper borrowings. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of December 31, 2014 was $40.1 million.
The Company makes short-term borrowings primarily through a commercial paper program that has the liquidity support of the Company's committed bank credit arrangements.
At December 31, 2014 and 2013, there was no short-term debt outstanding.
7. COMMITMENTS
Fuel and Purchased Power Agreements
To supply a portion of the fuel requirements of its generating plants, the Company has entered into various long-term commitments for the procurement and delivery of fossil fuel which are not recognized on the balance sheets. In 2014, 2013, and 2012, the Company incurred fuel expense of $573.9 million, $491.3 million, and $411.2 million, respectively, the majority of which was purchased under long-term commitments. The Company expects that a substantial amount of its future fuel needs will continue to be purchased under long-term commitments.
Coal commitments include a management fee associated with a 40-year management contract with Liberty Fuels related to the Kemper IGCC with the remaining amount as of December 31, 2014 of $38.4 million. Additional commitments for fuel will be required to supply the Company's future needs.
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
Operating Leases
The Company has operating lease agreements with various terms and expiration dates. Total rent expense was $12.7 million, $10.1 million, and $11.1 million for 2014, 2013, and 2012, respectively.
The Company and Gulf Power have jointly entered into operating lease agreements for aluminum railcars for the transportation of coal at Plant Daniel. The Company has the option to purchase the railcars at the greater of lease termination value or fair market value, or to renew the leases at the end of the lease term. The Company has one remaining operating lease which has 229 aluminum railcars. The Company and Gulf Power also have separate lease agreements for other railcars that do not contain a purchase option.
The Company's share (50%) of the leases, charged to fuel stock and recovered through the fuel cost recovery clause, was $4.9 million in 2014, $3.1 million in 2013, and $3.6 million in 2012. The Company's annual railcar lease payments for 2015 through 2017 will average approximately $1.6 million. The Company has no lease obligations for the period 2018 and thereafter.
In addition to railcar leases, the Company has other operating leases for fuel handling equipment at Plants Daniel and Watson and operating leases for barges and tow/shift boats for the transport of coal at Plant Watson. The Company's share (50% at Plant Daniel and 100% at Plant Watson) of the leases for fuel handling was charged to fuel handling expense in the amount of $0.2 million annually from 2012 through 2014. The Company's annual lease payment for 2015 is expected to be $0.1 million for fuel handling equipment. The Company charged to fuel stock and recovered through fuel cost recovery the barge transportation leases in the amount of $7.5 million in 2014, $6.7 million in 2013, and $7.3 million in 2012 related to barges and tow/shift boats. The Company's annual lease payment for 2015 with respect to these barge transportation leases is expected to be $1.8 million.
8. STOCK COMPENSATION
Stock Options
Southern Company provides non-qualified stock options through its Omnibus Incentive Compensation Plan to a large segment of the Company's system employees ranging from line management to executives. As of December 31, 2014, there were 244 current and former employees of the Company participating in the stock option program. The prices of options were at the fair market value of the shares on the dates of grant. These options become exercisable pro rata over a maximum period of three years from the date of grant. The Company generally recognizes stock option expense on a straight-line basis over the vesting period which equates to the requisite service period; however, for employees who are eligible for retirement, the total cost is expensed at the

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

grant date. Options outstanding will expire no later than 10 years after the date of grant, unless terminated earlier by the Southern Company Board of Directors in accordance with the Omnibus Incentive Compensation Plan. Stock options held by employees of a company undergoing a change in control vest upon the change in control.
For the years ended December 31, 2014, 2013, and 2012, employees of the Company were granted stock options for 578,256 shares, 345,830 shares, and 278,709 shares, respectively. The weighted average grant-date fair value of stock options granted during 2014, 2013, and 2012, derived using the Black-Scholes stock option pricing model, was $2.20, $2.93, and $3.39, respectively.
The compensation cost and tax benefits related to the grant of Southern Company stock options to the Company's employees and the exercise of stock options are recognized in the Company's financial statements with a corresponding credit to equity, representing a capital contribution from Southern Company. No cash proceeds are received by the Company upon the exercise of stock options. The amounts were not material for any year presented.
As of December 31, 2014, the amount of unrecognized compensation cost related to stock option awards not yet vested was immaterial.
The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $5.4 million, $2.7 million, and $4.9 million, respectively. The actual tax benefit realized by the Company for the tax deductions from stock option exercises totaled $2.1 million, $1.1 million, and $1.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, the aggregate intrinsic value for the options outstanding and options exercisable was $18.4 million and $12.3 million, respectively.
Performance Shares
Southern Company provides performance share award units through its Omnibus Incentive Compensation Plan to a large segment of the Company's employees ranging from line management to executives. The performance share units granted under the plan vest at the end of a three-year performance period which equates to the requisite service period. Employees that retire prior to the end of the three-year period receive a pro rata number of shares, issued at the end of the performance period, based on actual months of service prior to retirement. The value of the award units is based on Southern Company's total shareholder return (TSR) over the three-year performance period which measures Southern Company's relative performance against a group of industry peers. The performance shares are delivered in common stock following the end of the performance period based on Southern Company's actual TSR and may range from 0% to 200% of the original target performance share amount. Performance share units held by employees of a company undergoing a change in control vest upon the change in control.
For the years ended December 31, 2014, 2013, and 2012, employees of the Company were granted performance share units of 49,579, 36,769, and 33,077, respectively. The weighted average grant-date fair value of performance share units granted during 2014, 2013, and 2012, determined using a Monte Carlo simulation model to estimate the TSR of Southern Company's stock among the industry peers over the performance period, was $37.54, $40.50, and $41.99, respectively.
The Company recognizes compensation expense on a straight-line basis over the three-year performance period without remeasurement. Compensation expense for awards where the service condition is met is recognized regardless of the actual number of shares issued. For the years ended December 31, 2014, 2013, and 2012, total compensation cost for performance share units recognized in income was $1.7 million, $1.5 million, and $1.2 million, respectively, with the related tax benefit also recognized in income of $0.6 million, $0.6 million, and $0.4 million, respectively. The compensation cost and tax benefits related to the grant of Southern Company performance share units to the Company's employees are recognized in the Company's financial statements with a corresponding credit to equity, representing a capital contribution from Southern Company. As of December 31, 2014, there was $1.8 million of total unrecognized compensation cost related to performance share award units that will be recognized over a weighted-average period of approximately 20 months.
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

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
As of December 31, 2014, assets and liabilities measured at fair value on a recurring basis during the period, together with the level of the fair value hierarchy in which they fall, were as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2014:	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets:
Energy-related derivatives	$—	$65	$—	$65
Cash equivalents	114,900	—	—	114,900
Total	$114,900	$65	$—	$114,965
Liabilities:
Energy-related derivatives	$—	$45,429	$—	$45,429
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
Valuation Methodologies
The energy-related derivatives primarily consist of over-the-counter financial products for natural gas and physical power products, including, from time to time, basis swaps. These are standard products used within the energy industry and are valued using the market approach. The inputs used are mainly from observable market sources, such as forward natural gas prices, power prices, implied volatility, and overnight index swap interest rates. Foreign currency derivatives are also standard over-the-counter financial products valued using the market approach. Inputs for foreign currency derivatives are from observable market sources. See Note 10 for additional information on how these derivatives are used.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

As of December 31, 2014 and 2013, the fair value measurements of investments calculated at net asset value per share (or its equivalent), as well as the nature and risks of those investments, were as follows:

	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
As of December 31, 2014:	(in thousands)
Cash equivalents:
Money market funds	$114,900	None	Daily	Not applicable
As of December 31, 2013:
Cash equivalents:
Money market funds	$125,000	None	Daily	Not applicable
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
As of December 31, 2014 and 2013, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Carrying Amount	Fair Value
	(in thousands)
Long-term debt:
2014	$2,328,476	$2,382,050
2013	$2,098,639	$2,045,519
The fair values are determined using Level 2 measurements and are based on quoted market prices for the same or similar issues or on the current rates offered to the Company.
10. DERIVATIVES
The Company is exposed to market risks, primarily commodity price risk and interest rate risk and occasionally foreign currency risk. To manage the volatility attributable to these exposures, the Company nets its exposures, where possible, to take advantage of natural offsets and enters into various derivative transactions for the remaining exposures pursuant to the Company's policies in areas such as counterparty exposure and risk management practices. The Company's policy is that derivatives are to be used primarily for hedging purposes and mandates strict adherence to all applicable risk management policies. Derivative positions are monitored using techniques including, but not limited to, market valuation, value at risk, stress testing, and sensitivity analysis. Derivative instruments are recognized at fair value in the balance sheets as either assets or liabilities and are presented on a gross basis. See Note 9 for additional information. In the statements of cash flows, the cash impacts of settled energy-related and interest rate derivatives are recorded as operating activities and the cash impacts of settled foreign currency derivatives are recorded as investing activities.
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
Energy-related derivative contracts are accounted for in one of three methods:

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

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

•
Cash Flow Hedges – Gains and losses on energy-related derivatives designated as cash flow hedges which are mainly used to hedge anticipated purchases and sales and are initially deferred in OCI before being recognized in the statements of operations in the same period as the hedged transactions are reflected in earnings.

•	Not Designated – Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of operations as incurred.
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
At December 31, 2014, the net volume of energy-related derivative contracts for natural gas positions for the Company, together with the longest hedge date over which it is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest date for derivatives not designated as hedges, were as follows:

Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
(in millions)
54	2018	—
For cash flow hedges, the amounts expected to be reclassified from accumulated OCI to earnings for the next 12-month period ending December 31, 2015 are immaterial.
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
At December 31, 2014, there were no interest rate derivatives outstanding.
The estimated pre-tax losses that will be reclassified from accumulated OCI to interest expense for the 12-month period ending December 31, 2015 are $1.4 million. The Company has deferred gains and losses that are expected to be amortized into earnings through 2022.
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
At December 31, 2014, there were no foreign currency derivatives outstanding.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

Derivative Financial Statement Presentation and Amounts
At December 31, 2014 and 2013, the fair value of energy-related derivatives and foreign currency derivatives was reflected in the balance sheets as follows:

	Asset Derivatives			Liability Derivatives
Derivative Category	Balance Sheet Location	2014	2013	Balance Sheet Location	2014	2013
		(in thousands)			(in thousands)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:	Other current assets	$30	$3,352	Other current liabilities	$26,259	$3,652
	Other deferred charges and assets	22	1,451	Other deferred credits and liabilities	19,159	6,629
Total derivatives designated as hedging instruments for regulatory purposes		$52	$4,803		$45,418	$10,281
Derivatives designated as hedging instruments in cash flow and fair value hedges
Foreign currency derivatives:	Other current assets	$—	$—	Other current liabilities	$—	$1
Total		$52	$4,803		$45,418	$10,282
Energy-related derivatives not designated as hedging instruments were immaterial for 2014 and 2013. The derivative contracts of the Company are not subject to master netting arrangements or similar agreements and are reported gross on the Company's financial statements. Some of these energy-related derivative contracts contain certain provisions that permit intra-contract netting of derivative receivables and payables for routine billing and offsets related to events of default and settlements. Amounts related to energy-related derivative contracts at December 31, 2014 and 2013 are presented in the following tables.

Fair Value
Assets	2014	2013	Liabilities	2014	2013
	(in thousands)			(in thousands)
Energy-related derivatives presented in the Balance Sheet (a)	$65	$4,803	Energy-related derivatives presented in the Balance Sheet (a)	$45,429	$10,282
Gross amounts not offset in the Balance Sheet (b)	(64)	(3,856)	Gross amounts not offset in the Balance Sheet (b)	(64)	(3,856)
Net energy-related derivative assets	$1	$947	Net energy-related derivative liabilities	$45,365	$6,426

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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

At December 31, 2014 and 2013, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred on the balance sheets were as follows:

	Unrealized Losses			Unrealized Gains
Derivative Category	Balance Sheet Location	2014	2013	Balance Sheet Location	2014	2013
		(in thousands)			(in thousands)
Energy-related derivatives:	Other regulatory assets, current	$(26,259)	$(3,652)	Other regulatory liabilities, current	$30	$3,352
	Other regulatory assets, deferred	(19,159)	(6,629)	Other regulatory liabilities, deferred	22	1,451
Total energy-related derivative gains (losses)		$(45,418)	$(10,281)		$52	$4,803
The pre-tax effects of unrealized gains (losses) arising from energy-related derivative instruments not designated as hedging instruments was immaterial for 2014 and 2013.
For the years ended December 31, 2014, 2013, and 2012, the pre-tax effects of derivatives designated as cash flow hedging instruments on the statements of operations were as follows:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
					Amount
Derivative Category	2014	2013	2012	Statements of Operations Location	2014	2013	2012
	(in thousands)				(in thousands)
Energy-related derivatives	$—	$—	$—	Fuel	$—	$—	$—
Interest rate derivatives	—	—	(774)	Interest Expense	(1,375)	(1,375)	(1,073)
Total	$—	$—	$(774)		$(1,375)	$(1,375)	$(1,073)
There was no material ineffectiveness recorded in earnings for any period presented.
For the years ended December 31, 2014, 2013, and 2012, the pre-tax effects of energy-related derivatives not designated as hedging instruments on the statements of operations were immaterial.
For the years ended December 31, 2014 and 2013, the pre-tax effects of foreign currency derivatives designated as fair value hedging instruments on the Company's statements of operations were immaterial. For the year ended December 31, 2012, the pre-tax effect of foreign currency derivatives designated as fair value hedging instruments, which include a pretax loss associated with the de-designated hedges prior to de-designation, was a $0.6 million gain. These amounts were offset by changes in the fair value of the purchase commitment related to equipment purchases. Therefore, there is no impact on the Company's statements of operations.
Contingent Features
The Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain affiliated companies. At December 31, 2014, the Company's collateral posted with its derivative counterparties was immaterial.
At December 31, 2014, the fair value of derivative liabilities with contingent features was $9.9 million. However, because of joint and several liability features underlying these derivatives, the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were $54.5 million, and include certain agreements that could require collateral in the event that one or more Southern Company system power pool participants has a credit rating change to below investment grade.
Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivatives executed with the same counterparty.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Mississippi Power Company 2014 Annual Report

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized quarterly financial information for 2014 and 2013 is as follows:

Quarter Ended	Operating Revenues	Operating Income (Loss)	Net Income (Loss) After Dividends on Preferred Stock
	(in thousands)
March 2014	$331,161	$(325,460)	$(172,048)
June 2014	310,975	56,021	62,495
September 2014	354,623	(349,010)	(195,070)
December 2014	245,852	(70,721)	(24,058)

March 2013	$245,934	$(429,148)	$(246,321)
June 2013	306,435	(388,395)	(219,110)
September 2013	325,206	(79,890)	(24,115)
December 2013	267,582	(24,412)	12,921
As a result of the revisions to the cost estimate for the Kemper IGCC, the Company recorded total pre-tax charges to income for the estimated probable losses on the Kemper IGCC of $70.0 million ($43.2 million after tax) in the fourth quarter 2014, $418.0 million ($258.1 million after tax) in the third quarter 2014, $380.0 million ($234.7 million after tax) in the first quarter 2014, $40.0 million ($24.7 million after tax) in the fourth quarter 2013, $150.0 million ($92.6 million after tax) in the third quarter 2013, $450.0 million ($277.9 million after tax) in the second quarter 2013, $462.0 million ($285.3 million after tax) in the first quarter 2013, and $78.0 million ($48.2 million after tax) in the fourth quarter 2012. In the aggregate, the Company has incurred charges of $2.05 billion ($1.26 billion after tax) as a result of changes in the cost estimate for the Kemper IGCC through December 31, 2014. See Note 3 under "Integrated Coal Gasification Combined Cycle" for additional information.
The Company's business is influenced by seasonal weather conditions.

    Table of Contents                                Index to Financial Statements

SELECTED FINANCIAL AND OPERATING DATA 2010-2014
Mississippi Power Company 2014 Annual Report

	2014	2013	2012	2011	2010
Operating Revenues (in thousands)	$1,242,611	$1,145,157	$1,035,996	$1,112,877	$1,143,068
Net Income (Loss) After Dividends on Preferred Stock (in thousands)	$(328,681)	$(476,625)	$99,942	$94,182	$80,217
Cash Dividends on Common Stock (in thousands)	$—	$71,956	$106,800	$75,500	$68,600
Return on Average Common Equity (percent)	(15.43)	(24.28)	7.14	10.54	11.49
Total Assets (in thousands)	$6,756,728	$5,848,209	$5,373,621	$3,671,842	$2,476,321
Gross Property Additions (in thousands)	$1,388,711	$1,773,332	$1,665,498	$1,205,704	$340,162
Capitalization (in thousands):
Common stock equity	$2,084,260	$2,176,551	$1,749,208	$1,049,217	$737,368
Redeemable preferred stock	32,780	32,780	32,780	32,780	32,780
Long-term debt	1,630,487	2,167,067	1,564,462	1,103,596	462,032
Total (excluding amounts due within one year)	$3,747,527	$4,376,398	$3,346,450	$2,185,593	$1,232,180
Capitalization Ratios (percent):
Common stock equity	55.6	49.7	52.3	48.0	59.8
Redeemable preferred stock	0.9	0.7	1.0	1.5	2.7
Long-term debt	43.5	49.6	46.7	50.5	37.5
Total (excluding amounts due within one year)	100.0	100.0	100.0	100.0	100.0
Customers (year-end):
Residential	152,453	152,585	152,265	151,805	151,944
Commercial	33,496	33,250	33,112	33,200	33,121
Industrial	482	480	472	496	504
Other	175	175	175	175	187
Total	186,606	186,490	186,024	185,676	185,756
Employees (year-end)	1,478	1,344	1,281	1,264	1,280

    Table of Contents                                Index to Financial Statements

SELECTED FINANCIAL AND OPERATING DATA 2010-2014 (continued)
Mississippi Power Company 2014 Annual Report

	2014	2013	2012	2011	2010
Operating Revenues (in thousands):
Residential	$239,330	$241,956	$226,847	$246,510	$256,994
Commercial	257,189	265,506	250,860	263,256	266,406
Industrial	290,902	289,272	262,978	275,752	267,588
Other	7,222	2,405	6,768	6,945	6,924
Total retail	794,643	799,139	747,453	792,463	797,912
Wholesale — non-affiliates	322,659	293,871	255,557	273,178	287,917
Wholesale — affiliates	107,210	34,773	16,403	30,417	41,614
Total revenues from sales of electricity	1,224,512	1,127,783	1,019,413	1,096,058	1,127,443
Other revenues	18,099	17,374	16,583	16,819	15,625
Total	$1,242,611	$1,145,157	$1,035,996	$1,112,877	$1,143,068
Kilowatt-Hour Sales (in thousands):
Residential	2,126,115	2,087,704	2,045,999	2,162,419	2,296,157
Commercial	2,859,617	2,864,947	2,915,934	2,870,714	2,921,942
Industrial	4,942,689	4,738,714	4,701,681	4,586,356	4,466,560
Other	40,595	40,139	38,588	38,684	38,570
Total retail	9,969,016	9,731,504	9,702,202	9,658,173	9,723,229
Wholesale — non-affiliates	4,190,812	3,929,177	3,818,773	4,009,637	4,284,289
Wholesale — affiliates	2,899,814	931,153	571,908	648,772	774,375
Total	17,059,642	14,591,834	14,092,883	14,316,582	14,781,893
Average Revenue Per Kilowatt-Hour (cents)*:
Residential	11.26	11.59	11.09	11.40	11.19
Commercial	8.99	9.27	8.60	9.17	9.12
Industrial	5.89	6.10	5.59	6.01	5.99
Total retail	7.97	8.21	7.70	8.21	8.21
Wholesale	6.06	6.76	6.19	6.52	6.51
Total sales	7.18	7.73	7.23	7.66	7.63
Residential Average Annual Kilowatt-Hour Use Per Customer	13,934	13,680	13,426	14,229	15,130
Residential Average Annual Revenue Per Customer	$1,568	$1,585	$1,489	$1,622	$1,693
Plant Nameplate Capacity Ratings (year-end) (megawatts)	3,867	3,088	3,088	3,156	3,156
Maximum Peak-Hour Demand (megawatts):
Winter	2,618	2,083	2,168	2,618	2,792
Summer	2,345	2,352	2,435	2,462	2,638
Annual Load Factor (percent)	59.4	64.7	61.9	59.1	57.9
Plant Availability Fossil-Steam (percent)**	87.6	89.3	91.5	87.7	93.8
Source of Energy Supply (percent):
Coal	39.7	32.7	22.8	34.9	43.0
Oil and gas	55.3	57.1	63.9	51.5	41.9
Purchased power —
From non-affiliates	1.4	2.0	2.0	1.4	1.3
From affiliates	3.6	8.2	11.3	12.2	13.8
Total	100.0	100.0	100.0	100.0	100.0

* **
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
Southern Power Company and Subsidiary Companies 2014 Annual Report
The management of Southern Power Company (the Company) is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Under management's supervision, an evaluation of the design and effectiveness of the Company's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.
/s/ Oscar C. Harper, IV
Oscar C. Harper, IV
President and Chief Executive Officer
/s/ William C. Grantham
William C. Grantham
Vice President, Chief Financial Officer, and Treasurer
March 2, 2015

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Southern Power Company

We have audited the accompanying consolidated balance sheets of Southern Power Company and Subsidiary Companies (the Company) (a wholly owned subsidiary of The Southern Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements (pages II-462 to II-484) present fairly, in all material respects, the financial position of Southern Power Company and Subsidiary Companies as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 2, 2015

    Table of Contents                                Index to Financial Statements

DEFINITIONS

Term	Meaning
Adobe	Adobe Solar, LLC
Alabama Power	Alabama Power Company
AOCI	Accumulated other comprehensive income
Apex	Apex Nevada Solar, LLC
ASC	Accounting Standards Codification
Campo Verde	Campo Verde Solar, LLC
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
CWIP	Construction work in progress
EMC	Electric Membership Corporation
EPA	U.S. Environmental Protection Agency
EPE	El Paso Electric Company
FERC	Federal Energy Regulatory Commission
First Solar	First Solar, Inc.
FPL	Florida Power & Light Company
GAAP	Generally accepted accounting principles
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
Imperial Valley	SG2 Imperial Valley, LLC
IRS	Internal Revenue Service
ITC	Investment tax credit
Kay Wind	Kay Wind, LLC
KWH	Kilowatt-hour
Macho Springs	Macho Springs Solar, LLC
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	Megawatt
MWH	Megawatt hour
OCI	Other comprehensive income
power pool
The operating arrangement whereby the integrated generating resources of the traditional operating companies and Southern Power Company are subject to joint commitment and dispatch in order to serve their combined load obligations

PPA	Power purchase agreement
S&P	Standard and Poor's Rating Services, a division of The McGraw Hill Companies, Inc.
SCE	Southern California Edison Company
SCS	Southern Company Services, Inc. (the Southern Company system service company)
SEC	U.S. Securities and Exchange Commission
SG2 Holdings	SG2 Holdings, LLC
Southern Company system	The Southern Company, the traditional operating companies, Southern Power Company, Southern Electric Generating Company, Southern Nuclear, SCS, SouthernLINC Wireless, and other subsidiaries
SouthernLINC Wireless	Southern Communications Services, Inc.
Southern Nuclear	Southern Nuclear Operating Company, Inc.

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

SRE	Southern Renewable Energy, Inc.
SRP	Southern Renewable Partnerships, LLC
STR	Southern Turner Renewable Energy, LLC
traditional operating companies	Alabama Power, Georgia Power, Gulf Power, and Mississippi Power
TRE	Turner Renewable Energy, LLC

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southern Power Company and Subsidiary Companies 2014 Annual Report
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
The Company and TRE, through STR, a jointly-owned subsidiary owned 90% by Southern Power Company, acquired all of the outstanding membership interests of Adobe and Macho Springs on April 17, 2014 and May 22, 2014, respectively. The two solar facilities began commercial operation in May 2014 with the approximate 20-MW Adobe solar photovoltaic facility serving a PPA with SCE through 2034 and the approximate 50-MW Macho Springs solar photovoltaic facility serving a PPA with EPE also through 2034.
On October 22, 2014, the Company, through its subsidiaries SRP and SG2 Holdings, acquired all of the outstanding membership interests of Imperial Valley from a wholly-owned subsidiary of First Solar, the developer of the project. Imperial Valley constructed and owns an approximately 150-MW solar photovoltaic facility in Southern California. The solar facility began commercial operation on November 26, 2014 and at that time a subsidiary of First Solar was admitted as a minority member of SG2 Holdings. The entire output of the plant is contracted under a 25-year PPA with San Diego Gas & Electric Company, a subsidiary of Sempra Energy (SDG&E).
See FUTURE EARNINGS POTENTIAL – "Acquisitions" herein and Note 2 to the financial statements for additional information.
As of December 31, 2014, the Company had generating units totaling 9,074 MWs nameplate capacity in commercial operation, after taking into consideration its equity ownership percentage of the solar facilities. The average remaining duration of the Company's wholesale contracts is approximately 10 years, which reduces remarketing risk. The Company's renewable assets, including biomass and solar, have contract coverage in excess of 20 years. Taking into account the PPAs and capacity from the Taylor County and Decatur County Solar Projects, as discussed in "FUTURE EARNINGS POTENTIAL – Construction Projects" herein, and the acquisition of Kay Wind, which is expected to close in the fourth quarter 2015, as discussed in "FUTURE EARNINGS POTENTIAL – Acquisitions" herein, the Company had an average of 77% of its available capacity covered for the next five years (through 2019) and an average of 70% of its available capacity covered for the next 10 years (through 2024). The Company's future earnings will depend on the parameters of the wholesale market and the efficient operation of its wholesale generating assets. See FUTURE EARNINGS POTENTIAL herein for additional information.
Key Performance Indicators
To evaluate operating results and to ensure the Company's ability to meet its contractual commitments to customers, the Company focuses on several key performance indicators, including peak season equivalent forced outage rate (Peak Season EFOR), contract availability, and net income. Peak Season EFOR defines the hours during peak demand times when the Company's generating units are not available due to forced outages (a low metric is optimal). Contract availability measures the percentage of scheduled hours delivered. Net income is the primary measure of the Company's financial performance. The Company's actual performance in 2014 met or surpassed targets in these key performance areas. See RESULTS OF OPERATIONS herein for additional information on the Company's net income for 2014.
Earnings
The Company's 2014 net income was $172.3 million, a $6.8 million, or 4.1%, increase from 2013. The increase was primarily due to a decrease in income taxes primarily as a result of federal ITCs for new plants placed in service in 2014 and an increase in energy revenue from non-affiliates primarily related to new solar contracts. This increase was partially offset by increased depreciation, other operations and maintenance expenses, and interest expense.
The Company's 2013 net income was $165.5 million, a $9.8 million, or 5.6%, decrease from 2012. The decrease was primarily due to an increase in other operations and maintenance expenses and depreciation primarily due to an increase in costs related to scheduled outages and new plants placed in service, higher fuel and purchased power expenses, and higher interest expense. The

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

decrease was partially offset by an increase in capacity and energy revenues from non-affiliates and lower income tax expense associated with the net impact of federal ITCs received in 2013.
RESULTS OF OPERATIONS
A condensed statement of income follows:

	Amount	Increase (Decrease) from Prior Year
	2014	2014	2013
	(in millions)
Operating revenues	$1,501.2	$226.0	$89.2
Fuel	596.3	122.5	47.5
Purchased power	170.9	64.5	13.1
Other operations and maintenance	237.0	28.7	35.2
Depreciation and amortization	220.2	44.9	32.7
Taxes other than income taxes	21.5	0.1	2.1
Total operating expenses	1,245.9	260.7	130.6
Operating income	255.3	(34.7)	(41.4)
Interest expense, net of amounts capitalized	89.0	14.5	12.0
Other income (expense), net	5.6	9.7	(3.1)
Income taxes (benefit)	(3.2)	(49.1)	(46.7)
Net income	175.1	9.6	(9.8)
Less: Net income attributable to noncontrolling interests	2.8	2.8	—
Net income attributable to Southern Power Company	$172.3	$6.8	$(9.8)
Operating Revenues
Operating revenues for 2014 were $1.5 billion, reflecting a $226.0 million, or 17.7%, increase from 2013. Details of operating revenues are as follows:

	2014	2013	2012
		(in millions)
Capacity revenues —
Affiliates	$117.8	$126.0	$125.9
Non-affiliates	428.4	446.4	372.6
Total	546.2	572.4	498.5
Energy revenues —
Affiliates	35.4	23.8	35.6
Non-affiliates	602.2	427.1	346.7
Total	637.6	450.9	382.3
Total PPA revenues	1,183.8	1,023.3	880.8
Revenues not covered by PPA	314.6	245.3	298.0
Other revenues	2.8	6.6	7.2
Total Operating Revenues	$1,501.2	$1,275.2	$1,186.0
The increase in operating revenues was primarily due to a $121.0 million increase in energy revenues under PPAs with non-affiliates, resulting from a 24.0% increase in KWH sales, primarily due to increased demand and customer scheduling, and a 69.6% increase in the average price of energy, primarily due to higher natural gas prices, as well as, a $54.6 million increase which was the result of new solar contracts served by Plants Adobe, Macho Springs, and Imperial Valley, which began in 2014, and Plants Campo Verde and Spectrum, which began in 2013. Also contributing to the increase was a $34.2 million increase in

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

energy sales not covered by PPAs and a $33.3 million increase in sales under the Intercompany Interchange Contract (IIC), primarily due to increased generation and higher cost affiliate power. Additionally, there was an increase of $11.5 million in energy revenues under PPAs with affiliates primarily as a result of increased demand and customer scheduling. This increase was partially offset by an $18.0 million decrease in capacity revenues from non-affiliates primarily due to lower customer demand and the expiration of certain requirements contracts and an $8.1 million decrease in capacity revenues from affiliates primarily due to contract expirations.
Operating revenues in 2013 were $1.3 billion, an $89.2 million, or 7.5%, increase from 2012. The increase was primarily due to a $73.8 million increase in capacity revenues under PPAs with non-affiliates, resulting from a 10.6% increase in the total MWs of capacity under contract, primarily due to a new PPA served by Plant Nacogdoches, which began in June 2012, and an increase in capacity amounts under existing PPAs. Also contributing to the increase was an $80.4 million increase in energy sales under PPAs with non-affiliates, reflecting a 29.6% increase in the average price of energy and a $7.8 million increase related to new solar contracts, which began in 2013, served by Plants Campo Verde and Spectrum. This increase was partially offset by an $11.8 million decrease in energy sales under PPAs with affiliates, reflecting a 48.1% decrease in KWH sales primarily due to lower demand, partially offset by a 28.9% increase in the average price of energy. The increase in energy revenues from PPAs was partially offset by a $52.4 million decrease in energy sales not covered by PPAs, reflecting a 30.5% decrease in KWH sales primarily due to lower demand, partially offset by an 18.6% increase in the average price of energy.
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
See FUTURE EARNINGS POTENTIAL – "Power Sales Agreements" below for additional information regarding the Company's PPAs.
Fuel and Purchased Power Expenses
Fuel costs constitute the single largest expense for the Company. Additionally, the Company purchases a portion of its electricity needs from the wholesale market.
Details of the Company's fuel and purchased power expenditures are as follows:

	2014	2013	2012
		(in millions)
Fuel	$596.3	$473.8	$426.3
Purchased power-non-affiliates	104.9	76.0	80.4
Purchased power-affiliates	66.0	30.4	12.9
Total fuel and purchased power expenses	$767.2	$580.2	$519.6
The Company's PPAs for natural gas-fired generation generally provide that the purchasers are responsible for substantially all of the cost of fuel. Consequently, any increase or decrease in fuel cost is generally accompanied by an increase or decrease in related fuel revenue and does not have a significant impact on net income. The Company is responsible for the cost of fuel for generating units that are not covered under PPAs. Power from these generating units is sold into the market or sold to affiliates under the IIC.
Purchased power expenses will vary depending on demand and the availability and cost of generating resources throughout the Southern Company system and other contract resources. Load requirements are submitted to the Southern Company system power pool on an hourly basis and are fulfilled with the lowest cost alternative, whether that is generation owned by Southern Power Company, affiliate-owned generation, or external purchases.
In 2014, total fuel and purchased power expenses increased $187.0 million, or 32.2%, compared to 2013, primarily due to a 19.7% increase in the average cost of natural gas and a 24.0% increase in the average cost of purchased power. The increase

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

reflected a 29.6% increase in the volume of KWHs purchased primarily as a result of higher demand and the availability of lower cost affiliate power.
In 2013, total fuel and purchased power expenses increased $60.6 million, or 11.7%, compared to 2012, primarily due to a 28.8% increase in the average cost of natural gas and a 21.1% increase in the average cost of purchased power. The increase was partially offset by a 12.8% net decrease in the volume of KWHs generated and purchased primarily due to lower demand and the availability of lower cost affiliate power.
In 2014, fuel expense increased $122.5 million, or 25.9%, compared to 2013. The increase was primarily due to a $91.3 million increase associated with the average cost of natural gas per KWH generated as well as a $31.2 million increase associated with the volume of KWHs generated.
In 2013, fuel expense increased $47.5 million, or 11.2%, compared to 2012. The increase was primarily due to a $104.1 million increase associated with the average cost of natural gas per KWH generated, partially offset by a $58.5 million decrease associated with the volume of KWHs generated.
In 2014, purchased power expense increased $64.5 million, or 60.6%, compared to 2013. The increase was primarily due to a $33.0 million increase associated with the average cost of purchased power and a $31.5 million increase associated with the volume of KWHs purchased.
In 2013, purchased power expense increased $13.1 million, or 14.0%, compared to 2012. The increase was primarily due to an $18.3 million increase associated with the average cost of purchased power, partially offset by a $5.3 million decrease associated with the volume of KWHs purchased.
Other Operations and Maintenance Expenses
In 2014, other operations and maintenance expenses increased $28.7 million, or 13.8%, compared to 2013. The increase was primarily due to a $10.6 million increase in other generation expenses primarily related to labor and repairs as well as a $7.8 million increase primarily as a result of increased business development costs and support services. Also contributing to the increase was a $6.6 million increase in costs related to new plants placed in service, including Plants Spectrum and Campo Verde in 2013, and Plants Adobe, Macho Springs and Imperial Valley in 2014, and a $2.2 million increase in employee compensation.
In 2013, other operations and maintenance expenses increased $35.2 million, or 20.4%, compared to 2012. The increase was primarily due to a $21.8 million increase related to scheduled outage costs at Plants Franklin and Wansley, $6.2 million in additional costs related to new plant additions, including Plants Nacogdoches, Apex, Granville, and Cleveland in 2012 and Plants Spectrum and Campo Verde in 2013, and a $1.4 million increase in transmission costs.
Depreciation and Amortization
In 2014, depreciation and amortization increased $44.9 million, or 25.6%, compared to 2013. The increase was primarily due to a $25.2 million increase in depreciation resulting from an increase in plant in service, including the addition of Plants Spectrum and Campo Verde in 2013, and Plants Adobe, Macho Springs, and Imperial Valley in 2014, an $8.4 million increase related to equipment retirements resulting from accelerated outage work, and a $5.9 million increase in component depreciation resulting from increased production at gas-fired plants.
In 2013, depreciation and amortization increased $32.7 million, or 22.9%, compared to 2012. The increase was primarily due to a $23.8 million increase in depreciation resulting from an increase in plant in service, including the additions of Plants Nacogdoches, Apex, Granville, and Cleveland in 2012 and Plants Spectrum and Campo Verde in 2013, a $3.5 million increase for outage related capital costs, and a $2.4 million increase resulting from higher depreciation rates driven by major outages occurring in 2013.
See ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates – Depreciation" herein for additional information regarding the Company's ongoing review of depreciation estimates and change to component depreciation. See also Note 1 to the financial statements under "Depreciation" for additional information.
Interest Expense, Net of Amounts Capitalized
In 2014, interest expense, net of amounts capitalized increased $14.5 million, or 19.5%, compared to 2013. The increase was primarily due to a $9.3 million decrease in capitalized interest resulting from the completion of Plants Spectrum and Campo Verde in 2013 and an increase of $5.1 million in interest expense related to senior notes.
In 2013, interest expense, net of amounts capitalized increased $12.0 million, or 19.2%, compared to 2012. The increase was primarily due to a $19.1 million decrease in capitalized interest resulting from the completion of Plants Nacogdoches and

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

Cleveland in 2012, partially offset by a $9.2 million increase in capitalized interest associated with the construction of Plants Spectrum and Campo Verde in 2013.
Other Income (Expense), Net
In 2014, other income (expense), net increased $9.7 million compared to 2013. The increase in 2014 was primarily due to the recognition of a bargain purchase gain arising from a solar acquisition. Additionally, net income attributable to noncontrolling interests of approximately $3.9 million was included in other income (expense), net in 2013. See Note 10 to the financial statements for additional information on noncontrolling interests.
In 2013, other income (expense), net decreased $3.1 million compared to 2012. The decrease in 2013 was primarily due to increased earnings of STR, which resulted in a larger allocation of earnings to noncontrolling interest.
Income Taxes (Benefit)
In 2014, income taxes (benefit) decreased $49.1 million, or 107.0%, compared to 2013. The decrease was primarily due to a $20.1 million increase in tax benefits primarily from federal ITCs for solar plants placed in service in 2014, a $19.9 million decrease associated with lower pre-tax earnings, and a $10.5 million reduction in deferred income taxes as a result of the impact of state apportionment changes and beneficial changes in certain state income tax laws.
In 2013, income taxes (benefit) decreased $46.7 million, or 50.4%, compared to 2012. The decrease was primarily due to a $24.2 million increase in tax benefits from federal ITCs for solar plants placed in service in 2013 and a $20.9 million decrease associated with lower pre-tax earnings.
See Note 5 to the financial statements under "Effective Tax Rate" for additional information.
Effects of Inflation
The Company is party to long-term contracts reflecting market-based rates, including inflation expectations. Any adverse effect of inflation on the Company's results of operations has not been substantial in recent years.
FUTURE EARNINGS POTENTIAL
General
The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of the Company's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of the Company's competitive wholesale business. These factors include: the Company's ability to achieve sales growth while containing costs; regulatory matters; creditworthiness of customers; total generating capacity available in the Company's market areas; the successful remarketing of capacity as current contracts expire; and the Company's ability to execute its acquisition and value creation strategy, including successfully expanding investments in renewable energy projects, and to construct generating facilities, including the impact of ITCs.
Other factors that could influence future earnings include weather, demand, cost of generating units within the power pool, and operational limitations.
Power Sales Agreements
The Company's natural gas and biomass sales are primarily through long-term PPAs that consist of two types of agreements. The first type, referred to as a unit or block sale, is a customer purchase from a dedicated plant unit where all or a portion of the generation from that unit is reserved for that customer. The Company typically has the ability to serve the unit or block sale customer from an alternate resource. The second type, referred to as requirements service, provides that the Company serve the customer's capacity and energy requirements from a combination of the customer's own generating units and from Company resources not dedicated to serve unit or block sales. The Company has rights to purchase power provided by the requirements customers' resources when economically viable.
The Company has assumed or entered into PPAs with some of Southern Company's traditional operating companies, other investor owned utilities, independent power producers, municipalities, electric cooperatives, and an energy marketing firm. Although some of the Company's PPAs are with the traditional operating companies, the Company's generating facilities are not in the traditional operating companies' regulated rate bases, and the Company is not able to seek recovery from the traditional operating companies' ratepayers for construction, repair, environmental, or maintenance costs. The Company expects that the capacity payments in the PPAs will produce sufficient cash flows to cover costs, pay debt service, and provide an equity return.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

However, the Company's overall profit will depend on numerous factors, including efficient operation of its generating facilities and demand under the Company's PPAs.
As a general matter, substantially all of the Company's PPAs (excluding solar) provide that the purchasers are responsible for either procuring the fuel or reimbursing the Company for the cost of fuel relating to the energy delivered under such PPAs. To the extent a particular generating facility does not meet the operational requirements contemplated in the PPAs, the Company may be responsible for excess fuel costs. With respect to fuel transportation risk, most of the Company's PPAs provide that the counterparties are responsible for transporting the fuel to the particular generating facility.
The Company's solar sales are also through long-term PPAs where the customer purchases the entire energy output of a dedicated solar facility.
Capacity charges that form part of the PPA payments (excluding solar) are designed to recover fixed and variable operation and maintenance costs based on dollars-per-kilowatt year or energy charges based on dollars-per-MW hour. In general, to reduce the Company's exposure to certain operation and maintenance costs, it has long-term service agreements (LTSA) with General Electric International, Inc., Siemens Electric, Inc., First Solar, and NVT Licenses, LLC relating to such vendors' applicable equipment.
Many of the Company's PPAs have provisions that require the posting of collateral or an acceptable substitute guarantee in the event that S&P or Moody's downgrades the credit ratings of the counterparty to an unacceptable credit rating or if the counterparty is not rated or fails to maintain a minimum coverage ratio. The PPAs are expected to provide the Company with a stable source of revenue during their respective terms.
The Company is working to maintain and expand its share of the wholesale market. The Company expects that additional demand for capacity will begin to develop within some of its market areas beginning in the 2015-2017 timeframe. Taking into account the PPAs and capacity from the Taylor County and Decatur County Solar Projects, as discussed in "Construction Projects" herein, and the acquisition of Kay Wind, which is expected to close in the fourth quarter 2015, as discussed in "Acquisitions" herein, the Company had an average of 77% of its available capacity covered for the next five years (through 2019) and an average of 70% of its available capacity covered for the next 10 years (through 2024).
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
Because the Company's units are newer gas-fired and renewable generating facilities, costs associated with environmental compliance for these facilities have been less significant than for similarly situated coal-fired generating facilities or older gas-fired generating facilities. Environmental, natural resource, and land use concerns, including the applicability of air quality limitations, the potential presence of wetlands or threatened and endangered species, the availability of water withdrawal rights, uncertainties regarding aesthetic impacts such as increased light or noise, and concerns about potential adverse health impacts can, however, increase the cost of siting and operating any type of future electric generating facility. The impact of such statutes and regulations on the Company cannot be determined at this time.
Environmental Statutes and Regulations
Air Quality
Each of the states in which the Company has fossil generation is subject to the requirements of the Cross State Air Pollution Rule (CSAPR). CSAPR is an emissions trading program that limits SO2 and nitrogen oxide emissions from power plants in 28 states in two phases, with Phase I beginning in 2015 and Phase II beginning in 2017. In 2012, the U.S. Court of Appeals for the District of Columbia Circuit vacated CSAPR in its entirety, but on April 29, 2014, the U.S. Supreme Court overturned that decision and remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings. The U.S. Court

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

of Appeals for the District of Columbia Circuit granted the EPA's motion to lift the stay of the rule, and the first phase of CSAPR took effect on January 1, 2015.
In 2012, the EPA published proposed revisions to the New Source Performance Standard (NSPS) for Stationary Combustion Turbines (CTs). If finalized as proposed, the revisions would apply the NSPS to all new, reconstructed, and modified CTs (including CTs at combined cycle units), during all periods of operation, including startup and shutdown, and alter the criteria for determining when an existing CT has been reconstructed.
In February 2013, the EPA proposed a rule that would require certain states to revise the provisions of their State Implementation Plans (SIPs) relating to the regulation of excess emissions at industrial facilities, including fossil fuel-fired generating facilities, during periods of startup, shut-down, or malfunction (SSM). The EPA proposed to supplement the 2013 proposed rule on September 17, 2014, making it more stringent. The EPA has entered into a settlement agreement requiring it to finalize the proposed rule by May 22, 2015. The proposed rule would require states subject to the rule (including Alabama, Florida, Georgia, and North Carolina) to revise their SSM provisions within 18 months after issuance of the final rule.
The Company has developed and continually updates a comprehensive environmental compliance strategy to assess compliance obligations associated with the current and proposed environmental requirements discussed above. The impacts of CSAPR, the NSPS for CTs, and the SSM rule on the Company cannot be determined at this time and will depend on the specific provisions of the proposed rules, the resolution of pending and future legal challenges, and/or the development and implementation of rules at the state level. These regulations could result in additional compliance costs that could affect results of operations, cash flows, and financial condition if such costs are not recovered through PPAs. Further, higher costs that are recovered through regulated rates at other utilities could contribute to reduced demand for electricity, which could negatively impact results of operations, cash flows, and financial condition.
Water Quality
The EPA's final rule establishing standards for reducing effects on fish and other aquatic life caused by new and existing cooling water intake structures at existing power plants and manufacturing facilities became effective on October 14, 2014. The effect of this final rule will depend on the results of additional studies and implementation of the rule by regulators based on site-specific factors. The ultimate impact of this rule will also depend on the outcome of ongoing legal challenges and cannot be determined at this time.
In June 2013, the EPA published a proposed rule which requested comments on a range of potential regulatory options for addressing revised technology-based limits for certain wastestreams from steam electric power plants. The EPA has entered into a consent decree requiring it to finalize revisions to the steam electric effluent guidelines by September 30, 2015. The ultimate impact of the rule will also depend on the specific technology requirements of the final rule and the outcome of any legal challenges and cannot be determined at this time.
These proposed and final water quality regulations could result in additional capital expenditures and compliance costs. Also, results of operations, cash flows, and financial condition could be impacted if such costs are not recovered through PPAs. Based on a preliminary assessment of the impact of the proposed rules, the Company estimates compliance costs to be immaterial. Further, higher costs that are recovered through regulated rates at other utilities could contribute to reduced demand for electricity, which could negatively impact results of operations, cash flows, and financial condition.
Global Climate Issues
In 2014, the EPA published three sets of proposed standards that would limit CO2 emissions from new, existing, and modified or reconstructed fossil-fuel-fired electric generating units. On January 8, 2014, the EPA published proposed standards for new units, and, on June 18, 2014, the EPA published proposed standards governing existing units, known as the Clean Power Plan, and separate standards governing CO2 emissions from modified and reconstructed units. The EPA's proposed Clean Power Plan establishes guidelines for states to develop plans to address CO2 emissions from existing fossil fuel-fired electric generating units. The EPA's proposed guidelines establish state-specific interim and final CO2 emission rate goals to be achieved between 2020 and 2029 and in 2030 and thereafter. The proposed guidelines and standards could result in operational restrictions and material compliance costs, including capital expenditures, which could affect future unit retirement and replacement decisions. The Company's results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates or through market-based contracts. Further, higher costs that are recovered through regulated rates at other utilities could contribute to reduced demand for electricity, which could negatively impact results of operations, cash flows, and financial condition.
The Southern Company system filed comments on the EPA's proposed Clean Power Plan on December 1, 2014. These comments addressed legal and technical issues in addition to providing a preliminary estimated cost of complying with the proposed

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

guidelines utilizing one of the EPA's compliance scenarios. Costs associated with this proposal could be significant to the utility industry and the Southern Company system. However, the ultimate financial and operational impact of the proposed Clean Power Plan on the Southern Company system cannot be determined at this time and will depend upon numerous known and unknown factors. Some of the unknown factors include: the structure, timing, and content of the EPA's final guidelines; individual state implementation of these guidelines, including the potential that state plans impose different standards; additional rulemaking activities in response to legal challenges and related court decisions; the impact of future changes in generation and emissions-related technology and costs; the impact of future decisions regarding unit retirement and replacement, including the type and amount of any such replacement capacity; and the time periods over which compliance will be required.
Over the past several years, the U.S. Congress has also considered many proposals to reduce greenhouse gas emissions, mandate renewable or clean energy, and impose energy efficiency standards. Such proposals are expected to continue to be considered by the U.S. Congress. International climate change negotiations under the United Nations Framework Convention on Climate Change are also continuing.
The EPA's greenhouse gas reporting rule requires annual reporting of CO2 equivalent emissions in metric tons for a company's operational control of facilities. Based on ownership or financial control of facilities, the Company's 2013 greenhouse gas emissions were approximately 9 million metric tons of CO2 equivalent. The preliminary estimate of the Company's 2014 greenhouse gas emissions on the same basis is approximately 11 million metric tons of CO2 equivalent. The level of greenhouse gas emissions from year to year will depend on the level of generation, the mix of fuel sources, and other factors.
Income Tax Matters
Tax Credits
In 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (ARRA). Major tax incentives in the ARRA included renewable energy incentives. In January 2013, the American Taxpayer Relief Act of 2012 (ATRA) was signed into law. The ATRA retroactively extended several renewable energy incentives through 2013, including extending federal ITCs for biomass projects which began construction before January 1, 2014. The current law provides for a 30% federal ITC for solar facilities placed in service through 2016 and, unless extended, will adjust to 10% for solar facilities placed in service thereafter. The Company qualified for ITCs related to Plants Adobe, Apex, Campo Verde, Cimarron, Granville, Imperial Valley, Macho Springs, Nacogdoches, and Spectrum, which have had and will continue to have a material impact on cash flows and net income. On December 19, 2014, the Tax Increase Prevention Act of 2014 (TIPA) was signed into law. The TIPA extended the production tax credit for wind and certain other renewable sources of electricity to facilities for which construction had commenced by the end of 2014. See Note 1 to the financial statements under "Income and Other Taxes" and Note 5 to the financial statements under "Effective Tax Rate" for additional information.
Bonus Depreciation
The TIPA additionally extended 50% bonus depreciation for property placed in service in 2014 (and for certain long-term production-period projects to be placed in service in 2015). The extension of 50% bonus depreciation will have a positive impact on the Company's cash flows, of approximately $110 million.
Acquisitions
Adobe Solar, LLC
On April 17, 2014, the Company and TRE, through STR, a jointly-owned subsidiary owned 90% by the Company, acquired all of the outstanding membership interests of Adobe from Sun Edison, LLC, the original developer of the project. Adobe constructed and owns an approximately 20-MW solar generating facility in Kern County, California. The solar facility began commercial operation on May 21, 2014 and the entire output of the plant is contracted under a 20-year PPA with SCE. See Note 2 to the financial statements for additional information.
Macho Springs Solar, LLC
On May 22, 2014, the Company and TRE, through STR, acquired all of the outstanding membership interests of Macho Springs from First Solar Development, LLC, the original developer of the project. Macho Springs constructed and owns an approximately 50-MW solar photovoltaic facility in Luna County, New Mexico. The solar facility began commercial operation on May 23, 2014 and the entire output of the plant is contracted under a 20-year PPA with EPE. See Note 2 to the financial statements for additional information.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

SG2 Imperial Valley, LLC
On October 22, 2014, the Company, through its subsidiaries SRP and SG2 Holdings, acquired all of the outstanding membership interests of Imperial Valley from a wholly-owned subsidiary of First Solar, the developer of the project. Imperial Valley constructed and owns an approximately 150-MW solar photovoltaic facility in Southern California. The solar facility began commercial operation on November 26, 2014 and the entire output of the plant is contracted under a 25-year PPA with SDG&E.
In connection with this acquisition, at substantial completion, on November 26, 2014, a subsidiary of First Solar was admitted as a minority member of SG2 Holdings. Ultimately, the Company indirectly owns 100% of the class A membership interests of SG2 Holdings and is entitled to 51% of all cash distributions from SG2 Holdings, and First Solar indirectly owns 100% of the class B membership interests of SG2 Holdings and is entitled to 49% of all cash distributions from SG2 Holdings. In addition, the Company is entitled to substantially all of the federal tax benefits with respect to this transaction. See Note 2 to the financial statements for additional information.
Kay County Wind Facility
On February 24, 2015, the Company, through its wholly-owned subsidiary SRE, entered into a purchase agreement with Kay Wind Holdings, LLC, a wholly-owned subsidiary of Apex Clean Energy Holdings, LLC, the developer of the project, to acquire all of the outstanding membership interests of Kay Wind for approximately $492 million, with potential purchase price adjustments based on performance testing. Kay Wind is constructing an approximately 299-MW wind facility in Kay County, Oklahoma. The wind facility is expected to begin commercial operation in late 2015, and the entire output of the facility is contracted under separate 20-year PPAs with Westar Energy, Inc. and Grand River Dam Authority. The acquisition is expected to close in the fourth quarter 2015 subject to Kay Wind achieving certain financing, construction, and project milestones, and various customary conditions to closing, and is included in the capital program estimates described under FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" herein. See Note 2 to the financial statements for additional information.
Construction Projects
Taylor County Solar Project
On December 17, 2014, the Company announced that it will build an approximately 131-MW solar photovoltaic facility in Taylor County, Georgia. Construction of the facility is expected to begin in September 2015. Commercial operation is scheduled to begin in the fourth quarter of 2016, and the entire output of the facility is contracted under separate 25-year PPAs with Cobb Electric Membership Corp., Flint Electric Membership Corp., and Sawnee Electric Membership Corp. The total estimated cost of the facility is expected to be between $230 million and $250 million, and is included in the capital program estimates described under FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" herein.
Decatur County Solar Projects
In February 2015, the Company announced that it will build two solar photovoltaic facilities, the Decatur Parkway Solar Project and the Decatur County Solar Project. These two projects, approximately 80-MW and 19-MW, respectively, will be constructed on separate sites in Decatur County, Georgia. The construction of the Decatur Parkway Solar Project commenced in February 2015 while the construction of the Decatur County Solar Project is expected to commence in June 2015. Both projects are expected to begin commercial operation in late 2015, and the entire output of each project is contracted to Georgia Power. The output of the Decatur Parkway Solar Project is contracted under a 25-year PPA with Georgia Power and the entire output of the Decatur County Solar Project is contracted under a separate 20-year PPA with Georgia Power. The total estimated cost of the facilities is expected to be between $200 million and $220 million, which includes the acquisition price for all of the outstanding membership interests of Decatur Parkway Solar Project, LLC and Decatur County Solar Project, LLC from TradeWind Energy, Inc. and is included in the capital program estimates described under FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" herein.
Other Matters
The Company is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, the Company is subject to certain claims and legal actions arising in the ordinary course of business. The Company's business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as air quality and water standards, has occurred throughout the U.S. This litigation has included claims for damages alleged to have

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

been caused by CO2 and other emissions and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
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
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
The Company prepares its consolidated financial statements in accordance with GAAP. Significant accounting policies are described in Note 1 to the financial statements. In the application of these policies, certain estimates are made that may have a material impact on the Company's results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. Senior management has reviewed and discussed the following critical accounting policies and estimates with the Audit Committee of Southern Company's Board of Directors.
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
If the contract meets the above criteria for a lease, the Company performs further analysis as to whether the lease is classified as operating, financing, or sales-type. All of the Company's power sales contracts classified as leases are accounted for as operating leases and the associated lease revenue is recognized on a straight-line basis over the term of the contract. Energy revenues and other contingent revenues are recognized in the period the energy is delivered or the service is rendered. All revenues under solar PPAs are accounted for as contingent revenues and recognized as services are performed.
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
Contracts that do not meet the definition of a derivative or are designated as normal sales (i.e. capacity contracts which provide for the sale of electricity that involve physical delivery in quantities within the Company's available generating capacity) are accounted for as executory contracts. The related capacity revenue is recognized on an accrual basis in amounts equal to the lesser of the cumulative levelized amount or the cumulative amount billable under the contract over the respective contract periods. Energy revenues are recognized in the period the energy is delivered or the service is rendered. Revenues are recorded on a gross basis in accordance with GAAP. Contracts recorded on the accrual basis represented the majority of the Company's operating revenues.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

Cash Flow Hedge Transactions
The Company further considers the following in designating other derivative contracts for the sale of electricity as cash flow hedges of anticipated sale transactions:

•	Identifying the hedging instrument, the hedged transaction, and the nature of the risk being hedged; and

•	Assessing hedge effectiveness at inception and throughout the contract term.
These contracts are accounted for on a fair value basis and are recorded in AOCI over the life of the contract. Realized gains and losses are then recognized in revenues as incurred.
Mark-to-Market Transactions
Contracts for sales of electricity, which meet the definition of a derivative and that either do not qualify or are not designated as normal sales or as cash flow hedges, are accounted for on a fair value basis and are recorded in net income.
Impairment of Long Lived Assets and Intangibles
The Company's investments in long-lived assets are primarily generation assets, whether in service or under construction. The Company's intangible assets consist of acquired PPAs from certain acquisitions that are amortized over the term of the respective PPAs, and goodwill resulting from certain acquisitions. The Company evaluates the carrying value of these assets in accordance with accounting standards whenever indicators of potential impairment exist, or annually in the case of goodwill. Examples of impairment indicators could include significant changes in construction schedules, current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in market prices, and the inability to remarket generating capacity for an extended period. If an indicator exists, the asset is tested for recoverability by comparing the asset carrying value to the sum of the undiscounted expected future cash flows directly attributable to the asset. If the estimate of undiscounted future cash flows is less than the carrying value of the asset, the fair value of the asset is determined and a loss is recorded. A high degree of judgment is required in developing estimates related to these evaluations, which are based on projections of various factors, including the following:

•	Future demand for electricity based on projections of economic growth and estimates of available generating capacity;

•	Future power and natural gas prices, which have been quite volatile in recent years; and

•	Future operating costs.
Acquisition Accounting
The Company acquires generation assets as part of its overall growth strategy. The Company accounts for business acquisitions from non-affiliates as business combinations. Accordingly, the Company includes these operations in the consolidated financial statements from the respective date of acquisition. The purchase price, including contingent consideration, if any, of each acquisition is allocated based on the fair value of the identifiable assets and liabilities. Assets acquired that do not meet the definition of a business in accordance with GAAP are accounted for as asset acquisitions. The purchase price of each asset acquisition is allocated based on the relative fair value of assets acquired. Any due diligence or transition costs incurred by the Company for successful or potential acquisitions are expensed as incurred.
Depreciation
Beginning in 2014, the Company changed to component depreciation, where the depreciation of the original cost of assets is computed principally by the straight-line method over the estimated useful lives of assets determined by management. Certain generation assets are depreciated on a units-of-production basis, using hours or starts, to better match outage and maintenance costs to the usage of and revenues from these assets. The primary assets in property, plant, and equipment are power plants, which have estimated useful lives ranging from 35 to 45 years. The Company reviews its estimated useful lives and salvage values on an ongoing basis. The results of these reviews could result in changes that could have a material impact on net income in the near term.
When property subject to depreciation is retired or otherwise disposed of in the normal course of business, the applicable cost and accumulated depreciation is removed from the accounts and a gain or loss is recognized.
Prior to 2014, the Company computed depreciation on the original cost of assets under the straight-line method and applied a composite depreciation rate based on the assets' estimated useful lives determined by management.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

Investment Tax Credits
Under the ARRA and ATRA, certain construction costs related to renewable generating assets are eligible for federal ITCs. A high degree of judgment is required in determining which construction expenditures qualify for federal ITCs. See Note 1 to the financial statements under "Income and Other Taxes" for additional information.
Recently Issued Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board issued ASC 606, Revenue from Contracts with Customers. ASC 606 revises the accounting for revenue recognition and is effective for fiscal years beginning after December 15, 2016. The Company continues to evaluate the requirements of ASC 606. The ultimate impact of the new standard has not yet been determined.
FINANCIAL CONDITION AND LIQUIDITY
Overview
The Company's financial condition remained stable at December 31, 2014. The Company intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements as needed to meet its future capital and liquidity needs. See "Sources of Capital" herein for additional information on lines of credit.
Net cash provided from operating activities totaled $602.4 million in 2014. Net cash provided from operating activities totaled $604.4 million in 2013, an increase of $31.2 million compared to 2012. This increase was primarily due to an increase in cash received from federal ITCs.
Net cash used for investing activities totaled $813.7 million, $696.0 million, and $332.5 million in 2014, 2013, and 2012, respectively. Net cash used for investing activities in 2014 was primarily due to the Adobe, Macho Springs, and Imperial Valley acquisitions. Net cash used for investing activities in 2013 was primarily due to the Campo Verde acquisition and the construction of the Spectrum and Campo Verde solar facilities. Net cash used for investing activities in 2012 was primarily due to the Apex, Spectrum, and Granville acquisitions, construction of Plants Nacogdoches and Cleveland, and payments pursuant to LTSAs.
Net cash provided from financing activities totaled $217.2 million and $131.8 million in 2014 and 2013, respectively. Net cash used for financing activities totaled $229.0 million in 2012. Net cash provided from financing activities in 2014 was primarily due to the issuance of commercial paper. Net cash provided from financing activities in 2013 was primarily the result of the issuance of new senior notes. Net cash used for financing activities in 2012 was primarily due to payment of common stock dividends and a decrease in notes payable.
Significant asset changes in the balance sheet during 2014 included an increase in property, plant, and equipment, primarily due to the acquisition of Adobe, Macho Springs, and Imperial Valley and an increase in deferred income taxes, current, due to the carryforward of federal ITCs arising from certain solar acquisitions.
Significant liability and stockholder's equity changes in the balance sheet during 2014 included an increase in federal ITCs due to new solar facilities placed in service, including Adobe, Macho Springs, and Imperial Valley and an increase in deferred income taxes primarily due to bonus depreciation on those new solar facilities, and an increase in notes payable due to the issuance of commercial paper.
Sources of Capital
The Company plans to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from operating cash flows, short-term debt, securities issuances, term loans, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors.
The issuance of securities by Southern Power Company is subject to regulatory approval by the FERC. Additionally, with respect to the public offering of securities, Southern Power Company files registration statements with the SEC under the Securities Act of 1933, as amended (1933 Act). The amounts of securities authorized by the FERC, as well as the amounts registered under the 1933 Act, are continuously monitored and appropriate filings are made to ensure flexibility in the capital markets.
As of December 31, 2014, the Company's current liabilities exceeded current assets by $320.1 million due to the long-term debt maturing in 2015 and the use of short-term debt as a funding source, as well as cash needs, which can fluctuate significantly due to the seasonality of the business. In 2015, the Company expects to utilize the capital markets and commercial paper markets as the source of funds for the majority of its maturities.
To meet liquidity and capital resource requirements, the Company had at December 31, 2014 cash and cash equivalents of approximately $74.6 million and Southern Power Company had a committed credit facility of $500 million (Facility) expiring in

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

2018. As of December 31, 2014, the total amount available under the Facility was $488 million. The Facility does not contain a material adverse change clause applicable to borrowing. Subject to applicable market conditions, Southern Power Company plans to renew the Facility prior to its expiration.
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
Details of short-term borrowings were as follows:

	Commercial Paper at the End of the Period		Commercial Paper During the Period (a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
December 31, 2014	$195	0.4%	$54	0.4%	$445
December 31, 2013	$—	N/A	$117	0.4%	$271
December 31, 2012	$71	0.5%	$170	0.5%	$309

(a)	Average and maximum amounts are based upon daily balances during the twelve-month periods ended December 31, 2014, 2013, and 2012.
The Company believes the need for working capital can be adequately met by utilizing the commercial paper program, the Facility, and cash.
Financing Activities
During 2014, the Company prepaid $9.5 million of long-term debt payable to TRE and issued $0.1 million due June 15, 2032, $0.8 million due April 30, 2033, $3.9 million due April 30, 2034, and $5.4 million due May 31, 2034 under promissory notes payable to TRE related to the financing of Apex, Campo Verde, Adobe, and Macho Springs, respectively.
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
The maximum potential collateral requirements under these contracts at December 31, 2014 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and Baa2	$9
At BBB- and/or Baa3	301
Below BBB- and/or Baa3	1,019

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

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
In addition, the Company has a PPA that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power Company's credit. The PPA requires credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses, if any, resulting from a credit downgrade.
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
At December 31, 2014, the Company had $18.8 million of long-term variable rate debt outstanding. The effect on annualized interest expense related to variable interest rate exposure if the Company sustained a 100 basis point change in interest rates is immaterial. Since a significant portion of outstanding indebtedness bears interest at fixed rates, the Company is not aware of any facts or circumstances that would significantly affect exposure on existing indebtedness in the near term. However, the impact on future financing costs cannot be determined at this time.
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
The changes in fair value of energy-related derivative contracts associated with both power and natural gas positions, none of which are designated as hedges, for the years ended December 31 were as follows:

	2014 Changes	2013 Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$—	$0.8
Contracts realized or settled	0.6	(0.8)
Current period changes(a)	1.3	—
Contracts outstanding at the end of the period, assets (liabilities), net	$1.9	$—

(a)	Current period changes also include changes in the fair value of new contracts entered into during the period, if any.
The changes in contracts outstanding were attributable to both the volume and the prices of power and natural gas as follows:

	December 31, 2014	December 31, 2013
Power – net purchased or (sold)
MWH (in millions)	(0.5)	0.2
Weighted average contract cost per MWH above (below) market prices (in dollars)	$11.32	$(2.22)
Natural gas net purchased
Commodity – mmBtu	3.4	1.6
Commodity – weighted average contract cost per mmBtu above (below) market prices (in dollars)	$1.02	$(0.08)

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

At December 31, 2014, the net fair value of energy-related derivative contracts that were not designated as hedging instruments was $1.9 million. For the Company's energy-related derivatives not designated as hedging instruments, a portion of the pre-tax realized and unrealized gains and losses is associated with hedging fuel price risk of certain PPA customers and has no impact on net income or on fuel expense as presented in the Company's statements of income. As a result, the pre-tax effects of energy-related derivatives not designated as hedging instruments on the Company's statements of income were not material for any year presented. This third party hedging activity was discontinued prior to the end of 2014.
Gains and losses on energy-related derivatives designated as cash flow hedges which are used by the Company to hedge anticipated purchases and sales are initially deferred in OCI before being recognized in income in the same period as the hedged transactions are reflected in earnings. Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred.
The Company uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note 8 to the financial statements for further discussion of fair value measurements. The maturities of the energy-related derivative contracts, which are all Level 2 of the fair value hierarchy, at December 31, 2014 were as follows:

	Fair Value Measurements December 31, 2014
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	1.9	1.9	—	—
Level 3	—	—	—	—
Fair value of contracts outstanding at end of period	$1.9	$1.9	$—	$—
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
Capital Requirements and Contractual Obligations
The capital program of the Company is currently estimated to be $1.4 billion for 2015, $1.3 billion for 2016, and $407.0 million for 2017. The construction program is subject to periodic review and revision. These amounts include estimates for potential plant acquisitions and new construction. In addition, the construction program includes capital improvements and work to be performed under LTSAs. Planned expenditures for plant acquisitions may vary materially due to market opportunities and the Company's ability to execute its growth strategy. Actual construction costs may vary from these estimates because of changes in factors such as: business conditions; environmental statutes and regulations; FERC rules and regulations; load projections; legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital.
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

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

Contractual Obligations

	2015	2016- 2017	2018- 2019	After 2019	Total
	(in millions)
Long-term debt(a) —
Principal	$525.3	$—	$—	$1,093.8	$1,619.1
Interest	72.5	117.4	117.4	1,238.1	1,545.4
Financial derivative obligations(b)	3.5	0.1	—	—	3.6
Operating leases(c)	4.5	9.1	9.3	157.2	180.1
Unrecognized tax benefits(d)	4.7	—	—	—	4.7
Purchase commitments —
Capital(e)	1,306.0	1,546.0	—	—	2,852.0
Fuel(f)	367.2	625.0	572.4	183.2	1,747.8
Purchased power(g)	53.5	77.4	80.5	83.8	295.2
Other(h)	52.9	226.7	158.8	560.4	998.8
Transmission agreements(i)	7.9	15.0	6.8	—	29.7
Total	$2,398.0	$2,616.7	$945.2	$3,316.5	$9,276.4

(a)	All amounts are reflected based on final maturity dates. The Company plans to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

(b)	For additional information, see Notes 1 and 9 to the financial statements.

(c)	Operating lease commitments for the Plant Stanton Unit A land lease are subject to annual price escalation based on the Consumer Price Index for All Urban Consumers.

(d)	See Note 5 to the financial statements under "Unrecognized Tax Benefits" for additional information.

(e)
The Company provides estimated capital expenditures for a three year period. Amounts represent current estimates of total expenditures, excluding capital expenditures covered under LTSAs. See Note (h) below.

(f)
Primarily includes commitments to purchase, transport, and store natural gas fuel. Amounts reflected are based on contracted cost and may contain provisions for price escalation. Amounts reflected for natural gas purchase commitments are based on various indices at the time of delivery and have been estimated based on the New York Mercantile Exchange future prices at December 31, 2014.

(g)	Purchased power commitments of $37.6 million in 2015, $77.4 million in 2016-2017, $80.5 million in 2018-2019, and $83.8 million after 2019 will be resold under a third party agreement at cost.

(h)	Includes LTSAs, capital leases, and operation and maintenance agreements. LTSAs include price escalation based on inflation indices.

(i)	Transmission commitments are based on Southern Company's current tariff rate for point-to-point transmission.

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

Cautionary Statement Regarding Forward-Looking Statements
The Company's 2014 Annual Report contains forward-looking statements. Forward-looking statements include, among other things, statements concerning the strategic goals for the Company's business, customer growth, economic recovery, fuel and environmental cost recovery, current and proposed environmental regulations and related compliance plans and estimated expenditures, access to sources of capital, financing activities, estimated sales and purchases under power sale and purchase agreements, timing of expected future capacity need in existing markets, completion of acquisitions and construction projects, filings with federal regulatory authorities, and estimated construction and other plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

•
the impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, environmental laws including regulation of water and emissions of sulfur, nitrogen, CO2, soot, particulate matter, hazardous air pollutants, including mercury, and other substances, and also changes in tax and other laws and regulations to which the Company is subject, as well as changes in application of existing laws and regulations;

•	current and future litigation, regulatory investigations, proceedings, or inquiries, including IRS and state tax audits;

•	the effects, extent, and timing of the entry of additional competition in the markets in which the Company operates;

•
variations in demand for electricity, including those relating to weather, the general economy and recovery from the last recession, population and business growth (and declines), the effects of energy conservation and efficiency measures, including from the development and deployment of alternative energy sources such as self-generation and distributed generation technologies, and any potential economic impacts resulting from federal fiscal decisions;

•	available sources and costs of fuels;

•	effects of inflation;

•
the ability to control costs and avoid cost overruns during the development and construction of generating facilities, to construct facilities in accordance with the requirements of permits and licenses, and to satisfy any operational and environmental performance standards, including the requirements of tax credits and other incentives;

•	advances in technology;

•	state and federal rate regulations;

•	the ability to successfully operate generating facilities and the successful performance of necessary corporate functions;

•	internal restructuring or other restructuring options that may be pursued;

•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to the Company;

•	the ability of counterparties of the Company to make payments as and when due and to perform as required;

•	the ability to obtain new short- and long-term contracts with wholesale customers;

•	the direct or indirect effect on the Company's business resulting from cyber intrusion or terrorist incidents and the threat of terrorist incidents;

•	interest rate fluctuations and financial market conditions and the results of financing efforts;

•	changes in the Company's credit ratings, including impacts on interest rates, access to capital markets, and collateral requirements;

•	the impacts of any sovereign financial issues, including impacts on interest rates, access to capital markets, impacts on currency exchange rates, counterparty performance, and the economy in general;

•	the ability of the Company to obtain additional generating capacity at competitive prices;

•	catastrophic events such as fires, earthquakes, explosions, floods, hurricanes and other storms, droughts, pandemic health events such as influenzas, or other similar occurrences;

•	the direct or indirect effects on the Company's business resulting from incidents affecting the U.S. electric grid or operation of generating resources;

•	the effect of accounting pronouncements issued periodically by standard-setting bodies; and

    Table of Contents                            Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

•	other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed by the Company from time to time with the SEC.
The Company expressly disclaims any obligation to update any forward-looking statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2014, 2013, and 2012
Southern Power Company and Subsidiary Companies 2014 Annual Report

	2014	2013	2012
	(in thousands)
Operating Revenues:
Wholesale revenues, non-affiliates	$1,115,880	$922,811	$753,653
Wholesale revenues, affiliates	382,523	345,799	425,180
Other revenues	2,846	6,616	7,215
Total operating revenues	1,501,249	1,275,226	1,186,048
Operating Expenses:
Fuel	596,319	473,805	426,257
Purchased power, non-affiliates	104,871	75,954	80,438
Purchased power, affiliates	66,033	30,415	12,915
Other operations and maintenance	237,061	208,366	173,074
Depreciation and amortization	220,174	175,295	142,624
Taxes other than income taxes	21,512	21,416	19,309
Total operating expenses	1,245,970	985,251	854,617
Operating Income	255,279	289,975	331,431
Other Income and (Expense):
Interest expense, net of amounts capitalized	(88,992)	(74,475)	(62,503)
Other income (expense), net	5,560	(4,072)	(1,022)
Total other income and (expense)	(83,432)	(78,547)	(63,525)
Earnings Before Income Taxes	171,847	211,428	267,906
Income taxes (benefit)	(3,228)	45,895	92,621
Net Income	175,075	165,533	175,285
Less: Net income attributable to noncontrolling interests	2,775	—	—
Net Income Attributable to Southern Power Company	$172,300	$165,533	$175,285
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2014, 2013, and 2012
Southern Power Company and Subsidiary Companies 2014 Annual Report

	2014	2013	2012
	(in thousands)
Net Income	$175,075	$165,533	$175,285
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $-, $-, and $(90), respectively	—	—	(136)
Reclassification adjustment for amounts included in net income, net of tax of $169, $2,357, and $3,919, respectively	367	3,695	6,189
Total other comprehensive income	367	3,695	6,053
Less: Comprehensive income attributable to noncontrolling interests	2,775	—	—
Comprehensive Income Attributable to Southern Power Company	$172,667	$169,228	$181,338
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013, and 2012
Southern Power Company and Subsidiary Companies 2014 Annual Report

	2014	2013	2012
	(in thousands)
Operating Activities:
Net income	$175,075	$165,533	$175,285
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	225,234	183,239	156,268
Deferred income taxes	(168,110)	171,301	228,780
Investment tax credits	73,512	158,096	45,047
Amortization of investment tax credits	(11,399)	(5,535)	(2,633)
Deferred revenues	(20,860)	(18,477)	(12,633)
Mark-to-market adjustments	(1,894)	850	(9,275)
Other, net	11,629	3,335	3,104
Changes in certain current assets and liabilities —
-Receivables	(25,596)	(11,178)	(1,384)
-Fossil fuel stock	(2,576)	2,438	(8,578)
-Materials and supplies	(3,613)	(8,410)	(7,825)
-Prepaid income taxes	35,284	(29,609)	(3,223)
-Other current assets	(1,822)	(2,219)	(1,624)
-Accounts payable	30,352	(11,572)	10,514
-Accrued taxes	284,348	(299)	431
-Accrued interest	1,166	6,093	385
-Other current liabilities	1,646	777	492
Net cash provided from operating activities	602,376	604,363	573,131
Investing Activities:
Property additions	(20,566)	(500,756)	(116,633)
Cash paid for acquisitions	(730,509)	(132,163)	(124,059)
Change in construction payables	(279)	(4,072)	(27,387)
Payments pursuant to long-term service agreements	(60,554)	(57,269)	(63,932)
Other investing activities	(1,756)	(1,725)	(446)
Net cash used for investing activities	(813,664)	(695,985)	(332,457)
Financing Activities:
Increase (decrease) in notes payable, net	194,917	(70,968)	(108,552)
Proceeds —
Capital contributions	146,356	1,487	(662)
Senior notes	—	300,000	—
Other long-term debt	10,253	23,583	5,470
Redemptions — Other long-term debt	(9,513)	(9,284)	(2,450)
Distributions to noncontrolling interests	(1,089)	(506)	—
Capital contributions from noncontrolling interests	7,531	17,328	3,400
Payment of common stock dividends	(131,120)	(129,120)	(127,000)
Other financing activities	(185)	(746)	769
Net cash provided from (used for) financing activities	217,150	131,774	(229,025)
Net Change in Cash and Cash Equivalents	5,862	40,152	11,649
Cash and Cash Equivalents at Beginning of Year	68,744	28,592	16,943
Cash and Cash Equivalents at End of Year	$74,606	$68,744	$28,592
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $(113), $9,178 and $19,092 capitalized, respectively)	$85,168	$60,396	$50,248
Income taxes (net of refunds and investment tax credits)	(219,641)	(226,179)	(175,269)
Noncash transactions —
Accrued property additions at year-end	852	5,567	11,203
Acquisitions	228,964	—	—
Capital contributions from noncontrolling interests	220,734	—	—

The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED BALANCE SHEETS
At December 31, 2014 and 2013
Southern Power Company and Subsidiary Companies 2014 Annual Report

Assets	2014	2013
	(in thousands)
Current Assets:
Cash and cash equivalents	$74,606	$68,744
Receivables —
Customer accounts receivable	76,608	73,497
Other accounts receivable	14,707	3,983
Affiliated companies	34,223	38,391
Fossil fuel stock, at average cost	21,755	19,178
Materials and supplies, at average cost	57,843	54,780
Prepaid income taxes	19,239	54,523
Deferred income taxes, current	305,814	209
Other prepaid expenses	17,301	20,946
Assets from risk management activities	5,297	182
Total current assets	627,393	334,433
Property, Plant, and Equipment:
In service	5,656,974	4,696,134
Less accumulated provision for depreciation	1,034,610	871,963
Plant in service, net of depreciation	4,622,364	3,824,171
Construction work in progress	10,511	9,843
Total property, plant, and equipment	4,632,875	3,834,014
Other Property and Investments:
Goodwill	1,839	1,839
Other intangible assets, net of amortization of $8,279 and $5,614 at December 31, 2014 and December 31, 2013, respectively	47,091	43,505
Total other property and investments	48,930	45,344
Deferred Charges and Other Assets:
Prepaid long-term service agreements	123,573	141,851
Other deferred charges and assets — affiliated	5,492	4,605
Other deferred charges and assets — non-affiliated	111,239	68,853
Total deferred charges and other assets	240,304	215,309
Total Assets	$5,549,502	$4,429,100
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED BALANCE SHEETS
At December 31, 2014 and 2013
Southern Power Company and Subsidiary Companies 2014 Annual Report

Liabilities and Stockholders' Equity	2014	2013
	(in thousands)
Current Liabilities:
Securities due within one year	$525,295	$599
Notes Payable	194,917	—
Accounts payable —
Affiliated	78,279	56,661
Other	30,037	20,747
Accrued taxes —
Accrued income taxes	71,700	161
Other accrued taxes	2,983	2,662
Accrued interest	29,518	28,352
Other current liabilities	14,761	18,492
Total current liabilities	947,490	127,674
Long-Term Debt:
Senior notes —
4.875% due 2015	—	525,000
6.375% due 2036	200,000	200,000
5.15% due 2041	575,000	575,000
5.25% due 2043	300,000	300,000
Other long-term notes (3.25% due 2032-2034)	18,775	17,787
Unamortized debt premium	2,378	2,467
Unamortized debt discount	(813)	(1,013)
Long-term debt	1,095,340	1,619,241
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	862,795	724,390
Investment tax credits	600,519	340,269
Deferred capacity revenues — affiliated	15,279	15,279
Other deferred credits and liabilities — affiliated	604	1,621
Other deferred credits and liabilities — non-affiliated	16,890	7,896
Total deferred credits and other liabilities	1,496,087	1,089,455
Total Liabilities	3,538,917	2,836,370
Redeemable Noncontrolling Interest	39,241	28,778
Common Stockholder's Equity:
Common stock, par value $0.01 per share —
Authorized — 1,000,000 shares
Outstanding — 1,000 shares	—	—
Paid-in capital	1,175,392	1,029,035
Retained earnings	573,178	531,998
Accumulated other comprehensive income	3,286	2,919
Total common stockholder's equity	1,751,856	1,563,952
Noncontrolling Interest	219,488	—
Total Stockholders' Equity	1,971,344	1,563,952
Total Liabilities and Stockholders' Equity	$5,549,502	$4,429,100
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2014, 2013, and 2012
Southern Power Company and Subsidiary Companies 2014 Annual Report

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder's Equity	Noncontrolling Interest	Total
	(in thousands)
Balance at December 31, 2011	1	$—	$1,028,210	$447,301	$(6,829)	$1,468,682	$—	$1,468,682
Net income attributable to Southern Power Company	—	—	—	175,285	—	175,285	—	175,285
Capital contributions from parent company	—	—	(662)	—	—	(662)	—	(662)
Other comprehensive income	—	—	—	—	6,053	6,053	—	6,053
Cash dividends on common stock	—	—	—	(127,000)	—	(127,000)	—	(127,000)
Other	—	—	—	(1)	—	(1)	—	(1)
Balance at December 31, 2012	1	—	1,027,548	495,585	(776)	1,522,357	—	1,522,357
Net income attributable to Southern Power Company	—	—	—	165,533	—	165,533	—	165,533
Capital contributions from parent company	—	—	1,487	—	—	1,487	—	1,487
Other comprehensive income	—	—	—	—	3,695	3,695	—	3,695
Cash dividends on common stock	—	—	—	(129,120)	—	(129,120)	—	(129,120)
Balance at December 31, 2013	1	—	1,029,035	531,998	2,919	1,563,952	—	1,563,952
Net income attributable to Southern Power Company	—	—	—	172,300	—	172,300	—	172,300
Capital contributions from parent company	—	—	146,357	—	—	146,357	—	146,357
Other comprehensive income	—	—	—	—	367	367	—	367
Cash dividends on common stock	—	—	—	(131,120)	—	(131,120)	—	(131,120)
Capital contributions from noncontrolling interest	—	—	—	—	—	—	220,734	220,734
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(1,246)	(1,246)
Balance at December 31, 2014	1	$—	$1,175,392	$573,178	$3,286	$1,751,856	$219,488	$1,971,344
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

NOTES TO FINANCIAL STATEMENTS
Southern Power Company and Subsidiary Companies 2014 Annual Report

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
Southern Power Company is a wholly-owned subsidiary of The Southern Company (Southern Company), which is also the parent company of four traditional operating companies, SCS, SouthernLINC Wireless, Southern Company Holdings, Inc. (Southern Holdings), Southern Nuclear, and other direct and indirect subsidiaries. The traditional operating companies – Alabama Power, Georgia Power, Gulf Power, and Mississippi Power – are vertically integrated utilities providing electric service in four Southeastern states. Southern Power Company and its subsidiaries (the Company) construct, acquire, own, and manage generation assets, including renewable energy projects, and sell electricity at market-based rates in the wholesale market. SCS, the system service company, provides, at cost, specialized services to Southern Company and its subsidiary companies. SouthernLINC Wireless provides digital wireless communications for use by Southern Company and its subsidiary companies and also markets these services to the public and provides fiber cable services within the Southeast. Southern Holdings is an intermediate holding company subsidiary, primarily for Southern Company's investments in leveraged leases. Southern Nuclear operates and provides services to the Southern Company system's nuclear power plants.
Southern Power Company and certain of its generation subsidiaries are subject to regulation by the FERC. The Company follows GAAP. The preparation of financial statements in conformity with GAAP requires the use of estimates, and the actual results may differ from those estimates. Certain prior years' data presented in the financial statements have been reclassified to conform to the current year presentation. This includes an adjustment to the presentation of prepaid long-term service agreements (LTSA) to present amounts as noncurrent assets on the consolidated balance sheets. Prior period amounts recorded within other current assets have been reclassified to conform to the current presentation. See "Long-Term Service Agreements" herein for additional information.
The financial statements include the accounts of Southern Power Company and its wholly-owned subsidiaries, Southern Company – Florida, LLC, Oleander Power Project, LP, and Nacogdoches Power, LLC, which own, operate, and maintain the Company's ownership interests in Plants Stanton Unit A, Oleander, and Nacogdoches, respectively. The financial statements also include the accounts of Southern Power Company's wholly-owned subsidiaries, SRE and SRP. SRE and SRP were formed to construct, acquire, own, and manage renewable generation assets and sell electricity at market-based prices in the wholesale market. Through STR, a jointly-owned subsidiary owned 90% by SRE and 10% by TRE, SRE and its subsidiaries own, operate, and maintain Plants Adobe, Apex, Campo Verde, Cimarron, Granville, Macho Springs, and Spectrum. Through SG2 Holdings, a jointly-owned subsidiary owned 51% by SRP and 49% by First Solar, SRP owns, operates, and maintains Plant Imperial Valley. All intercompany accounts and transactions have been eliminated in consolidation.
Recently Issued Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board issued ASC 606, Revenue from Contracts with Customers. ASC 606 revises the accounting for revenue recognition and is effective for fiscal years beginning after December 15, 2016. The Company continues to evaluate the requirements of ASC 606. The ultimate impact of the new standard has not yet been determined.
Affiliate Transactions
Southern Power Company has an agreement with SCS under which the following services are rendered to the Company at amounts in compliance with FERC regulation: general and design engineering, purchasing, accounting, finance and treasury, tax, information technology, marketing, auditing, insurance and pension administration, human resources, systems and procedures, digital wireless communications, labor, and other services with respect to business and operations, construction management, and transactions associated with the Southern Company system's fleet of generating units. Because the Company has no employees, all employee-related charges are rendered at amounts in compliance with FERC regulation under agreements with SCS. Costs for all of these services from SCS amounted to approximately $125.9 million in 2014, $117.6 million in 2013, and $125.4 million in 2012. Of these costs, approximately $124.8 million in 2014, $114.3 million in 2013, and $107.7 million in 2012 were other operations and maintenance expenses; the remainder was recorded to plant in service. Cost allocation methodologies used by SCS prior to the repeal of the Public Utility Holding Company Act of 1935, as amended, were approved by the SEC. Subsequently, additional cost allocation methodologies have been reported to the FERC and management believes they are reasonable. The FERC permits services to be rendered at cost by system service companies.
The Company has several agreements with SCS for transmission services. Transmission purchased from affiliates totaled $6.8 million in 2014, $8.3 million in 2013, and $6.6 million in 2012. All charges were billed to the Company based on the Southern Company Open Access Transmission Tariff as filed with the FERC.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

Total billings for all PPAs with affiliates were $156.4 million, $148.4 million, and $159.9 million in 2014, 2013, and 2012, respectively. Deferred amounts outstanding as of December 31 are included in the balance sheet as follows:

	2014	2013
	(in millions)
Other deferred charges and assets - affiliated	$2.9	$1.9
Other current liabilities	—	(4.2)
Deferred capacity revenues - affiliated	(15.3)	(15.3)
Total deferred amounts outstanding	$(12.4)	$(17.6)
Revenue recognized under affiliate PPAs accounted for as operating leases totaled $74.8 million, $69.0 million, and $76.2 million in 2014, 2013, and 2012, respectively. The Company and the traditional operating companies may jointly enter into various types of wholesale energy, natural gas, and certain other contracts, either directly or through SCS as agent. Each participating company may be jointly and severally liable for the obligations incurred under these agreements. See "Revenues" herein for additional information.
The Company and the traditional operating companies generally settle amounts related to the above transactions on a monthly basis in the month following the performance of such services or the purchase or sale of electricity.
Acquisition Accounting
The Company acquires generation assets as part of its overall growth strategy. The Company accounts for business acquisitions from non-affiliates as business combinations. Accordingly, the Company includes these operations in the consolidated financial statements from the respective date of acquisition. The purchase price, including contingent consideration, if any, of each acquisition is allocated based on the fair value of the identifiable assets and liabilities. Assets acquired that do not meet the definition of a business in accordance with GAAP are accounted for as asset acquisitions. The purchase price of each asset acquisition is allocated based on the relative fair value of assets acquired. Any due diligence or transition costs incurred by the Company for successful or potential acquisitions are expensed as incurred.
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
Significant portions of the Company's revenues have been derived from certain customers pursuant to PPAs. The following table shows the percentage of total revenues for the top three customers:

	2014	2013	2012
FPL	10.1%	11.8%	12.8%
Georgia Power	9.7%	10.7%	12.5%
Duke Energy Corporation	9.1%	10.3%	5.9%

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

Fuel Costs
Fuel costs are expensed as the fuel is used. Fuel costs also include emissions allowances which are expensed as the emissions occur.
Income and Other Taxes
The Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences.
Under the American Recovery and Reinvestment Act of 2009 (ARRA), and the American Taxpayer Relief Act of 2012 (ATRA), certain projects are eligible for federal ITCs. The credits are recorded as a deferred credit and are amortized to income tax expense over the life of the asset. Credits amortized in this manner amounted to $11.4 million, $5.5 million, and $2.6 million in 2014, 2013, and 2012, respectively. Furthermore, the tax basis of the asset is reduced by 50% of the credits received, resulting in a net deferred tax asset. The Company has elected to recognize the tax benefit of this basis difference as a reduction to income tax expense in the year in which the plant reaches commercial operation. Federal and state ITCs available to reduce income taxes payable were not fully utilized during the year and will be carried forward and utilized in future years. See Note 5 under "Effective Tax Rate" for additional information.
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
Depreciation
Beginning in 2014, the Company changed to component depreciation, where the depreciation of the original cost of assets is computed principally by the straight-line method over the estimated useful lives of assets as determined by management. Certain generation assets are now depreciated on a units-of-production basis, using hours or starts, to better match outage and maintenance costs to the usage of and revenues from these assets. The primary assets in property, plant, and equipment are power plants, which have estimated useful lives ranging from 35 to 45 years. The Company reviews its estimated useful lives and salvage values on an ongoing basis. The results of these reviews could result in changes which could have a material impact on net income in the near term. The book value of plant-in-service as of December 31, 2014 that is depreciated on a units-of-production basis was approximately $470.2 million.
When property subject to depreciation is retired or otherwise disposed of in the normal course of business, the applicable cost and accumulated depreciation is removed from the accounts and a gain or loss is recognized. For other property dispositions, the applicable cost and accumulated depreciation is removed from the balance sheet accounts and a gain or loss is recognized.
Prior to 2014, the Company computed depreciation of the original cost of assets under the straight-line method and applied a composite depreciation rate based on the assets' estimated useful lives as determined by management.
Long-Term Service Agreements
The Company has entered into LTSAs for the purpose of securing maintenance support for substantially all of its generating facilities. The LTSAs cover all planned inspections on the covered equipment, which generally includes the cost of all labor and materials. The LTSAs also obligate the counterparties to cover the costs of unplanned maintenance on the covered equipment subject to limits and scope specified in each contract.
Payments made under the LTSAs prior to the performance of any planned inspections or unplanned capital maintenance are recorded as a prepayment in noncurrent assets on the balance sheets and are recorded as payments pursuant to LTSAs in the statements of cash flows. All work performed is capitalized or charged to expense as appropriate based on the nature of the work when performed; therefore, these charges are non-cash and are not reflected in the statements of cash flows.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

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
The amortization expense for the acquired PPAs for the years ended December 31, 2014, 2013, and 2012 was $2.5 million, $2.5 million, and $1.7 million, respectively, and the amortization for future periods is as follows:

Amortization Expense
(in millions)
2015	$2.5
2016	2.4
2017	2.5
2018	2.5
2019	2.5
2020 and beyond	28.5
Total	$40.9
Emission Reduction Credits
The Company has acquired emission reduction credits necessary for future unspecified construction in areas designated by the EPA as non-attainment areas for nitrogen oxide or volatile organic compound emissions. These credits are reflected on the balance sheets at historical cost. The cost of emission reduction offsets to be surrendered are generally transferred to CWIP upon commencement of construction. The total emission reduction credits were $11.0 million at December 31, 2014 and 2013.
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
Financial Instruments
The Company uses derivative financial instruments to limit exposure to fluctuations in interest rates, the prices of certain fuel purchases, and electricity purchases and sales. All derivative financial instruments are recognized as either assets or liabilities (included in "Other" or shown separately as "Risk Management Activities") and are measured at fair value. See Note 8 for additional information regarding fair value. Substantially all of the Company's bulk energy purchases and sales contracts that meet the definition of a derivative are excluded from fair value accounting requirements because they qualify for the "normal" scope exception, and are accounted for under the accrual method. Derivative contracts that qualify as cash flow hedges of

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

anticipated transactions result in the deferral of related gains and losses in AOCI until the hedged transactions occur. Any ineffectiveness arising from cash flow hedges is recognized currently in net income. Other derivative contracts that qualify as fair value hedges are marked to market through current period income and are recorded in the financial statement line item where they will eventually settle. See Note 9 for additional information regarding derivatives. Cash flows from derivatives are classified on the statement of cash flows in the same category as the hedged item.
The Company does not offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement. Additionally, the Company had no outstanding collateral repayment obligations or rights to reclaim collateral arising from derivative instruments recognized at December 31, 2014.
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
2. ACQUISITIONS
2014
Adobe Solar, LLC
On April 17, 2014, the Company and TRE, through STR, a jointly-owned subsidiary owned 90% by the Company, acquired all of the outstanding membership interests of Adobe from Sun Edison, LLC, the original developer of the project. Adobe constructed and owns an approximately 20-MW solar generating facility in Kern County, California. The solar facility began commercial operation on May 21, 2014 and the entire output of the plant is contracted under a 20-year PPA with SCE. The acquisition was in accordance with the Company's overall growth strategy.
The Company's acquisition of Adobe included cash consideration of approximately $96.2 million, which included TRE's 10% equity contribution. The fair values of the assets, liabilities, and intangibles acquired were recorded as follows: $83.5 million to property, plant, and equipment, $14.5 million to prepayment related to transmission services, and $6.3 million to PPA intangible, resulting in a $5.2 million bargain purchase gain with a $2.9 million deferred tax liability. The bargain purchase gain is included in other income (expense), net in the Company's Statements of Income herein. Acquisition-related costs were expensed as incurred and were not material.
Macho Springs Solar, LLC
On May 22, 2014, the Company and TRE, through STR, acquired all of the outstanding membership interests of Macho Springs from First Solar Development, LLC, the original developer of the project. Macho Springs constructed and owns an approximately 50-MW solar photovoltaic facility in Luna County, New Mexico. The solar facility began commercial operation on May 23, 2014 and the entire output of the plant is contracted under a 20-year PPA with EPE. The acquisition was in accordance with the Company's overall growth strategy.
The Company's acquisition of Macho Springs included cash consideration of approximately $130.0 million, which included TRE's 10% equity contribution. The fair values of the assets acquired were recorded as follows: $128.0 million to property, plant, and equipment, $1.0 million to prepaid property taxes, and $1.0 million to prepayment related to transmission services. The acquisition did not include any contingent consideration. Acquisition-related costs were expensed as incurred and were not material.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

SG2 Imperial Valley, LLC
On October 22, 2014, the Company, through its subsidiaries SRP and SG2 Holdings, acquired all of the outstanding membership interests of Imperial Valley from a wholly-owned subsidiary of First Solar, the developer of the project. Imperial Valley constructed and owns an approximately 150-MW solar photovoltaic facility in Southern California. The solar facility began commercial operation on November 26, 2014 and at that time a subsidiary of First Solar was admitted as a minority member of SG2 Holdings. The entire output of the plant is contracted under a 25-year PPA with San Diego Gas & Electric Company, a subsidiary of Sempra Energy (SDG&E). The acquisition was in accordance with the Company's overall growth strategy.
In connection with this acquisition, SG2 Holdings made an aggregate payment of approximately $127.9 million to a subsidiary of First Solar and became obligated to pay additional contingent consideration of approximately $599.3 million upon completion of the facility (representing the amount due to an affiliate of First Solar under the construction contract for Imperial Valley). When substantial completion was achieved on November 26, 2014, a subsidiary of First Solar was admitted as a minority member of SG2 Holdings. The members of SG2 Holdings made additional agreed upon capital contributions totaling $593.3 million to SG2 Holdings that were used to pay the contingent consideration due, leaving $6.0 million of contingent consideration payable upon final acceptance of the facility. As a result of these capital contributions, the aggregate purchase price payable by the Company for the acquisition of Imperial Valley was approximately $504.7 million in addition to the $222.5 million noncash contribution by the minority member. Following these capital contributions, the Company indirectly owns 100% of the class A membership interests of SG2 Holdings and is entitled to 51% of all cash distributions from SG2 Holdings, and First Solar indirectly owns 100% of the class B membership interests of SG2 Holdings and is entitled to 49% of all cash distributions from SG2 Holdings. In addition, the Company is entitled to substantially all of the federal tax benefits with respect to this transaction. As of December 31, 2014, the fair values of the assets acquired were recorded as follows: $707.5 million to property, plant, and equipment and $19.7 million to prepayment related to transmission services; however, the allocation of the purchase price to individual assets has not been finalized. Acquisition-related costs were expensed as incurred and were not material.
2013
Campo Verde Solar, LLC
In April 2013, the Company and TRE, through STR, acquired all of the outstanding membership interests of Campo Verde from First Solar, the developer of the project. Campo Verde constructed and owns an approximately 139-MW solar photovoltaic facility in Southern California. The solar facility began commercial operation in October 2013 and the entire output of the plant is contracted under a 20-year PPA with SDG&E. The asset acquisition was in accordance with the Company's overall growth strategy.
The Company's acquisition of Campo Verde included cash consideration of $136.6 million, which included TRE's 10% equity contribution. The fair value of the assets acquired was allocated entirely to property, plant, and equipment. The acquisition did not include any contingent consideration and due diligence costs were expensed as incurred and were not material. Under an engineering, procurement, and construction agreement, an additional $355.5 million was paid to a subsidiary of First Solar for construction of the solar facility.
Subsequent Events
Decatur County Solar Projects
On February 19, 2015, the Company acquired all of the outstanding membership interests of Decatur Parkway Solar Project, LLC and Decatur County Solar Project, LLC from TradeWind Energy, Inc. as part of the Company's plans to build two solar photovoltaic facilities; the Decatur Parkway Solar Project and the Decatur County Solar Project. These two projects, approximately 80-MW and 19-MW, respectively, will be constructed on separate sites in Decatur County, Georgia. The construction of the Decatur Parkway Solar Project commenced in February 2015 while the construction of the Decatur County Solar Project is expected to commence in June 2015. Both projects are expected to begin commercial operation in late 2015, and the entire output of each project is contracted to Georgia Power. The entire output of the Decatur Parkway Solar Project is contracted under a 25-year PPA with Georgia Power and the entire output of the Decatur County Solar Project is contracted under a separate 20-year PPA with Georgia Power. The total estimated cost of the facilities is expected to be between $200 million and $220 million, which includes the acquisition price for all of the outstanding membership interests of Decatur Parkway Solar Project, LLC and Decatur County Solar Project, LLC from TradeWind Energy, Inc. The acquisition is in accordance with the Company's overall growth strategy.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

Kay County Wind Facility
On February 24, 2015, the Company, through its wholly-owned subsidiary SRE, entered into a purchase agreement with Kay Wind Holdings, LLC, a wholly-owned subsidiary of Apex Clean Energy Holdings, LLC, the developer of the project, to acquire all of the outstanding membership interests of Kay Wind. Kay Wind is constructing an approximately 299-MW wind facility in Kay County, Oklahoma. The wind facility is expected to begin commercial operation in late 2015. The entire output of the facility is contracted under separate 20-year PPAs with Westar Energy, Inc. and Grand River Dam Authority. The acquisition is in accordance with the Company's overall growth strategy.
The Company's acquisition of Kay Wind is expected to close in the fourth quarter 2015 and the purchase price is expected to be approximately $492 million, with potential purchase price adjustments based on performance testing. The completion of the acquisition is subject to Kay Wind achieving certain financing, construction, and project milestones, and various customary conditions to closing. The ultimate outcome of this matter cannot be determined at this time.
3. CONTINGENCIES AND REGULATORY MATTERS
General Litigation Matters
The Company is subject to certain claims and legal actions arising in the ordinary course of business. In addition, the Company's business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as air quality and water standards, has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters. The ultimate outcome of such pending or potential litigation against the Company and its subsidiaries cannot be predicted at this time; however, for current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on the Company's financial statements.
4. JOINT OWNERSHIP AGREEMENTS
The Company is a 65% owner of Plant Stanton A, a combined-cycle project unit with a nameplate capacity of 659 MWs. The unit is co-owned by the Orlando Utilities Commission (28%), Florida Municipal Power Agency (3.5%), and Kissimmee Utility Authority (3.5%). The Company has a service agreement with SCS whereby SCS is responsible for the operation and maintenance of Plant Stanton A. As of December 31, 2014, $156.5 million was recorded in plant in service with associated accumulated depreciation of $46.6 million. These amounts represent the Company's share of the total plant assets and each owner is responsible for providing its own financing. The Company's proportionate share of Plant Stanton A's operating expense is included in the corresponding operating expenses in the statements of income.
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

Current and Deferred Income Taxes
Details of income tax provisions are as follows:

	2014	2013	2012
	(in millions)
Federal —
Current	$178.6	$(120.2)	$(133.1)
Deferred	(166.0)	158.7	210.4
	12.6	38.5	77.3
State —
Current	(13.8)	(5.2)	(3.0)
Deferred	(2.0)	12.6	18.3
	(15.8)	7.4	15.3
Total	$(3.2)	$45.9	$92.6
The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

	2014	2013
	(in millions)
Deferred tax liabilities —
Accelerated depreciation and other property basis differences	$1,006.5	$829.5
Basis difference on asset transfers	2.6	2.8
Levelized capacity revenues	17.1	11.2
Other	5.7	0.9
Total	1,031.9	844.4
Deferred tax assets —
Federal effect of state deferred taxes	28.9	29.7
Net basis difference on federal ITCs	101.5	58.0
Alternative minimum tax carryforward	15.0	1.1
Unrealized tax credits	305.2	—
Unrealized loss on interest rate swaps	6.1	11.2
Levelized capacity revenues	4.9	6.0
Deferred state tax assets	14.5	17.0
Other	4.1	4.7
Total	480.2	127.7
Valuation Allowance	(7.5)	(7.5)
Net deferred income tax assets	472.7	120.2
Total deferred tax liabilities, net	559.2	724.2
Portion included in current assets/(liabilities), net	303.6	0.2
Accumulated deferred income taxes	$862.8	$724.4
Deferred tax liabilities are the result of property related timing differences.
The application of bonus depreciation provisions in current tax law has significantly increased deferred tax liabilities related to accelerated depreciation.
Deferred tax assets consist primarily of timing differences related to net basis differences on federal ITCs and the carryforward of unrealized federal ITCs.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

At December 31, 2014 and December 31, 2013, the Company had state net operating loss (NOL) carryforwards of $246.6 million and $240.8 million, respectively. The NOL carryforwards resulted in deferred tax assets of $9.4 million as of December 31, 2014 and $11.0 million as of December 31, 2013. The Company has established a valuation allowance due to the remote likelihood that the full tax benefits will be realized. During 2014, the estimated amount of NOL utilization decreased resulting in a $15.1 million increase in the valuation allowance. The increase in income tax expense resulting from the higher valuation allowance was offset by the net income impact of a decrease in the deferred tax balance due to a reduction in the state's statutory tax rate.
Of the NOL balance at December 31, 2014, approximately $87.0 million will expire in 2015 and $40.0 million will expire in 2017.
Effective Tax Rate
A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal deduction	(6.0)	2.2	3.7
Amortization of ITC	(4.3)	(1.7)	(1.0)
ITC basis difference	(27.7)	(14.5)	(2.6)
Other	1.1	0.3	(0.6)
Effective income tax rate	(1.9)%	21.3%	34.5%
The Company's effective tax rate decreased in 2014 primarily due to increased benefits from federal ITCs related to Plants Adobe, Macho Springs, and Imperial Valley. The Company's effective tax rate decreased in 2013 primarily due to tax benefits from federal ITCs related to Plants Campo Verde and Spectrum.
In 2009, President Obama signed into law the ARRA. Major tax incentives in the ARRA included renewable energy incentives. The ATRA retroactively extended several renewable energy incentives through 2013, including extending federal ITCs for biomass projects which began construction before January 1, 2014.
The Company received cash related to federal ITCs under the renewable energy initiatives of $73.5 million in tax year 2014, $158.1 million in tax year 2013, and $45.0 million in tax year 2012. The tax benefit of the related basis difference reduced income tax expense by $47.5 million in 2014, $31.3 million in 2013, and $7.8 million in 2012.
See Note 1 under "Income and Other Taxes" for additional information.
Unrecognized Tax Benefits
Changes during the year in unrecognized tax benefits were as follows:

	2014	2013	2012
	(in millions)
Unrecognized tax benefits at beginning of year	$1.5	$2.9	$2.6
Tax positions increase from current periods	4.7	1.6	0.7
Tax positions decrease from prior periods	(1.5)	(3.0)	(0.2)
Reductions due to settlements	—	—	(0.2)
Balance at end of year	$4.7	$1.5	$2.9
The increase in tax positions from current periods for 2014 and 2013 and the decrease from prior periods in 2014 relates to federal ITCs. The decrease in tax positions from prior periods for 2013 relates to the tax accounting method change for repairs-generation assets. See "Tax Method of Accounting for Repairs" herein for additional information.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

The impact on the Company's effective tax rate, if recognized, is as follows:

	2014	2013	2012
	(in millions)
Tax positions impacting the effective tax rate	$4.7	$1.5	$0.3
Tax positions not impacting the effective tax rate	—	—	2.6
Balance of unrecognized tax benefits	$4.7	$1.5	$2.9
The tax positions impacting the effective tax rate for 2014 and 2013 relate to federal ITCs. The tax positions not impacting the effective tax rate for 2012 related to the tax accounting method change for repairs-generation assets. See "Tax Method of Accounting for Repairs" herein for additional information. These amounts are presented on a gross basis without considering the related federal or state income tax impact.
The Company classifies interest on tax uncertainties as interest expense. Accrued interest for unrecognized tax benefits was immaterial for all periods presented. The Company did not accrue any penalties on uncertain tax positions.
It is reasonably possible that the amount of the unrecognized tax benefits could change within 12 months. The settlement of federal and state audits could impact the balances. At this time, an estimate of the range of reasonably possible outcomes cannot be determined.
The IRS has finalized its audits of Southern Company's consolidated federal income tax returns through 2012. Southern Company has filed its 2013 federal income tax return and has received a partial acceptance letter from the IRS; however, the IRS has not finalized its audit. Southern Company is a participant in the Compliance Assurance Process of the IRS. The audits for the Company's state income tax returns have either been concluded, or the statute of limitations has expired, for years prior to 2010.
Tax Method of Accounting for Repairs
In 2011, the IRS published regulations on the deduction and capitalization of expenditures related to tangible property that generally apply for tax years beginning on or after January 1, 2014. Additionally, in April 2013, the IRS issued Revenue Procedure 2013-24, which provides guidance for taxpayers related to the deductibility of repair costs associated with generation assets. Based on a review of the regulations, Southern Company incorporated provisions related to repair costs for generation assets into its consolidated 2012 federal income tax return and reversed all related unrecognized tax positions. In September 2013, the IRS issued Treasury Decision 9636, "Guidance Regarding Deduction and Capitalization of Expenditures Related to Tangible Property," which are final tangible property regulations applicable to taxable years beginning on or after January 1, 2014. Southern Company continues to review this guidance; however, these regulations are not expected to have a material impact on the Company's financial statements.
6. FINANCING
Securities Due Within One Year
At December 31, 2014, the Company had $525.0 million of senior notes due within one year. In addition, at December 31, 2014, the Company classified as due within one year approximately $0.3 million of long-term debt payable to TRE that is expected to be repaid in 2015. At December 31, 2013, the Company classified approximately $0.6 million of long-term debt payable to TRE as due within one year.
There are no additional scheduled maturities of long-term debt through 2019.
Other Long-Term Notes
During 2014, the Company prepaid $9.5 million of long-term debt payable to TRE and issued $0.1 million due June 15, 2032, $0.8 million due April 30, 2033, $3.9 million due April 30, 2034, and $5.4 million due May 31, 2034 under promissory notes payable to TRE related to the financing of Apex, Campo Verde, Adobe, and Macho Springs, respectively. At December 31, 2014, and 2013, the Company had $18.8 million and $17.8 million, respectively, of long-term debt payable to TRE.
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

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

At December 31, 2014 and 2013, Southern Power Company had $1.6 billion of senior notes outstanding, which included senior notes due within one year.
Bank Credit Arrangements
In February 2013, Southern Power Company amended its $500 million committed credit facility (Facility), which extended the maturity date from 2016 to 2018. As of December 31, 2014, the total amount available under the Facility was $488 million. There were no borrowings outstanding under the Facility at December 31, 2013. The Facility does not contain a material adverse change clause at the time of borrowing. Subject to applicable market conditions, Southern Power Company plans to renew the Facility prior to its expiration.
Southern Power Company is required to pay a commitment fee on the unused balance of the Facility. This fee is less than 1/4 of 1%. The Facility contains a covenant that limits the ratio of debt to capitalization (each as defined in the Facility) to a maximum of 65%. At December 31, 2014, the Company was in compliance with its debt limits.
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
Details of short-term borrowings are shown below. The Company had no short-term borrowings in 2013.

	Commercial Paper at the End of the Period
	Amount Outstanding	Weighted Average Interest Rate
	(in millions)
December 31, 2014	$195	0.4%
Dividend Restrictions
Southern Power Company can only pay dividends to Southern Company out of retained earnings or paid-in-capital.
The indenture related to certain series of Southern Power Company's senior notes also contains certain limitations on the payment of common stock dividends. No dividends may be paid unless, as of the end of any calendar quarter, the Company's projected cash flows from fixed priced capacity PPAs are at least 80% of total projected cash flows for the next 12 months or the Company's debt to capitalization ratio is no greater than 60%. At December 31, 2014, Southern Power Company was in compliance with these ratios and had no other restrictions on its ability to pay dividends.
7. COMMITMENTS
Fuel Agreements
SCS, as agent for the Company and the traditional operating companies, has entered into various fuel transportation and procurement agreements to supply a portion of the fuel (primarily natural gas) requirements for the operating facilities which are not recognized on the Company's balance sheets. In 2014, 2013, and 2012, the Company incurred fuel expense of $596.3 million, $473.8 million, and $426.3 million, respectively, the majority of which was purchased under long-term commitments. The Company expects that a substantial amount of its future fuel needs will continue to be purchased under long-term commitments.
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
Operating Leases
The Company has operating lease agreements with various terms and expiration dates. Total rent expense was $4.0 million, $1.9 million, and $0.8 million for 2014, 2013, and 2012, respectively. These amounts include contingent rent expense related to the Plant Stanton Unit A land lease based on escalation in the Consumer Price Index for All Urban Consumers. The Company includes step rents, escalations, and lease concessions in its computation of minimum lease payments, which are recognized on a

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

straight-line basis over the minimum lease term. As of December 31, 2014, estimated minimum lease payments under operating leases were $4.5 million in 2015, $4.5 million in 2016, $4.6 million in 2017, $4.6 million in 2018, $4.7 million in 2019, and $157.2 million in 2020 and thereafter. The majority of the committed future expenditures are land leases at solar facilities.
Redeemable Noncontrolling Interest
Pursuant to an agreement with TRE, on or after November 25, 2015, or earlier in the event of the death of the controlling member of TRE, TRE may require the Company to purchase its noncontrolling interest in STR at fair market value.
See Note 10 for additional information.
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
As of December 31, 2014, assets and liabilities measured at fair value on a recurring basis during the period, together with the level of the fair value hierarchy in which they fall, were as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2014:	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Assets:
Energy-related derivatives	$—	$5.5	$—	$5.5
Cash equivalents	18.0	—	—	18.0
Total	$18.0	$5.5	$—	$23.5
Liabilities:
Energy-related derivatives	$—	$3.6	$—	$3.6

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

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
Valuation Methodologies
The energy-related derivatives primarily consist of over-the-counter financial products for natural gas and physical power products, including, from time to time, basis swaps. These are standard products used within the energy industry and are valued using the market approach. The inputs used are mainly from observable market sources, such as forward natural gas prices, power prices, implied volatility, and overnight index swap interest rates. See Note 9 for additional information on how these derivatives are used.
As of December 31, 2014 and 2013, the fair value measurements of investments calculated at net asset value per share (or its equivalent), as well as the nature and risks of those investments, were as follows:

	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
As of December 31, 2014:	(in millions)
Cash equivalents:
Money market funds	$18.0	None	Daily	Not applicable
As of December 31, 2013:
Cash equivalents:
Money market funds	$68.0	None	Daily	Not applicable
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
As of December 31, 2014 and 2013, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Carrying Amount	Fair Value
	(in millions)
Long-term debt, including securities due within one year:
2014	$1,621	$1,785
2013	$1,620	$1,660
The fair values are determined using Level 2 measurements and are based on quoted market prices for the same or similar issues or on the current rates offered to the Company.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

9. DERIVATIVES
The Company is exposed to market risks, primarily commodity price risk and interest rate risk. To manage the volatility attributable to these exposures, the Company nets its exposures, where possible, to take advantage of natural offsets and enters into various derivative transactions for the remaining exposures pursuant to the Company's policies in areas such as counterparty exposure and risk management practices. The Company's policy is that derivatives are to be used primarily for hedging purposes and mandates strict adherence to all applicable risk management policies. Derivative positions are monitored using techniques including, but not limited to, market valuation, value at risk, stress testing, and sensitivity analysis. Derivative instruments are recognized at fair value in the balance sheets as either assets or liabilities and are presented on a gross basis. See Note 8 herein for additional information. In the statements of cash flows, the cash impacts of settled energy-related and interest rate derivatives are recorded as operating activities.
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
At December 31, 2014, the net volume of energy-related derivative contracts for natural gas positions totaled 3.4 million mmBtu, all of which expire by 2017, which is the longest non-hedge date. At December 31, 2014, the net volume of energy-related derivative contracts for power positions was immaterial. In addition to the volume discussed above, the Company enters into physical natural gas supply contracts that provide the option to sell back excess gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 1.0 million mmBtu.
For cash flow hedges, the amounts expected to be reclassified from accumulated OCI to earnings for the next 12-month period ending December 31, 2015 are immaterial.
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
At December 31, 2014, there were no interest rate derivatives outstanding.
The estimated pre-tax loss that will be reclassified from AOCI to interest expense for the 12-month period ending December 31, 2015 is $1.0 million. The Company has deferred gains and losses that are expected to be amortized into earnings through 2016.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

Derivative Financial Statement Presentation and Amounts
At December 31, 2014 and 2013, the fair value of energy-related derivatives was reflected in the balance sheets as follows:

	Asset Derivatives			Liability Derivatives
Derivative Category	Balance Sheet Location	2014	2013	Balance Sheet Location	2014	2013
		(in millions)			(in millions)
Derivatives not designated as hedging instruments
Energy-related derivatives:	Assets from risk management activities	$5.3	$0.2	Other current liabilities	$3.5	$0.6
	Other deferred charges and assets – non-affiliated	0.2	0.4	Other deferred credits and liabilities – non-affiliated	0.1	—
Total derivatives not designated as hedging instruments		$5.5	$0.6		$3.6	$0.6
The derivative contracts of the Company are not subject to master netting arrangements or similar agreements and are reported gross on the Company's financial statements. Some of these energy-related and interest rate derivative contracts contain certain provisions that permit intra-contract netting of derivative receivables and payables for routine billing and offsets related to events of default and settlements. Amounts related to energy-related derivative contracts at December 31, 2014 and 2013 are presented in the following tables. Interest rate derivatives presented in the tables above do not have amounts available for offset and are therefore excluded from the offsetting disclosure tables below.

Fair Value
Assets	2014	2013	Liabilities	2014	2013
	(in millions)			(in millions)
Energy-related derivatives presented in the Balance Sheet (a)	$5.5	$0.6	Energy-related derivatives presented in the Balance Sheet (a)	$3.6	$0.6
Gross amounts not offset in the Balance Sheet (b)	(0.1)	(0.1)	Gross amounts not offset in the Balance Sheet (b)	(0.1)	(0.1)
Net energy-related derivative assets	$5.4	$0.5	Net energy-related derivative liabilities	$3.5	$0.5

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
For the years ended December 31, 2014, 2013, and 2012, the pre-tax effects of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments on the statements of income were as follows:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
		Amount
Derivative Category	Statements of Income Location	2014	2013	2012
		(in millions)
Energy-related derivatives	Depreciation and amortization	$0.4	$0.4	$0.4
Interest rate derivatives	Interest expense, net of amounts capitalized	(0.9)	(6.5)	(10.5)
Total		$(0.5)	$(6.1)	$(10.1)
There was no material ineffectiveness recorded in earnings for any period presented.
For the Company's energy-related derivatives not designated as hedging instruments, a portion of the pre-tax realized and unrealized gains and losses is associated with hedging fuel price risk of certain PPA customers and has no impact on net income or on fuel expense as presented in the Company's statements of income. The pre-tax effects of energy-related derivatives not

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

designated as hedging instruments on the Company's statements of income were immaterial for the years ended December 31, 2014, 2013, and 2012. This third party hedging activity has been discontinued.
Contingent Features
The Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain affiliated companies. At December 31, 2014, the amount of collateral posted with its derivative counterparties was immaterial.
At December 31, 2014, the fair value of derivative liabilities with contingent features was $1.5 million. However, because of joint and several liability features underlying these derivatives, the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were $54.5 million, and include certain agreements that could require collateral in the event that one or more Southern Company system power pool participants has a credit rating change to below investment grade.
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
10. NONCONTROLLING INTEREST
The following table details the components of redeemable noncontrolling interests for the years ended December 31:

	2014	2013	2012
		(in millions)
Beginning balance	$28.8	$8.1	$3.8
Net income attributable to redeemable noncontrolling interest	4.0	3.9	0.9
Distributions to redeemable noncontrolling interest	(1.1)	(0.5)	—
Capital contributions from redeemable noncontrolling interest	7.5	17.3	3.4
Ending balance	$39.2	$28.8	$8.1
For the year ended December 31, 2014, net income included in the consolidated statements of changes in stockholders' equity is reconciled to net income presented in the consolidated statements of income as follows:

2014

Net income attributable to Southern Power Company	$172.3
Net loss attributable to noncontrolling interest	(1.2)
Net income attributable to redeemable noncontrolling interest	4.0
Net income	$175.1
For the years ended December 31, 2013 and 2012, net income attributable to redeemable noncontrolling interest was $3.9 million and $0.9 million, respectively, and was included in "Other income (expense), net" in the consolidated statements of income.

    Table of Contents                            Index to Financial Statements

NOTES (continued)
Southern Power Company and Subsidiary Companies 2014 Annual Report

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized quarterly financial information for 2014 and 2013 is as follows:

Quarter Ended	Operating Revenues	Operating Income	Net Income Attributable to Southern Power Company
	(in thousands)
March 2014	$350,854	$59,358	$33,471
June 2014	328,803	51,073	30,812
September 2014	435,256	104,710	63,631
December 2014	386,336	40,138	44,386

March 2013	$302,947	$64,673	$29,192
June 2013	307,255	55,024	27,922
September 2013	364,767	116,497	85,153
December 2013	300,257	53,781	23,266
The Company's business is influenced by seasonal weather conditions.

    Table of Contents                                Index to Financial Statements

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA 2010-2014
Southern Power Company and Subsidiary Companies 2014 Annual Report

	2014	2013	2012	2011	2010
Operating Revenues (in thousands):
Wholesale — non-affiliates	$1,115,880	$922,811	$753,653	$870,607	$752,772
Wholesale — affiliates	382,523	345,799	425,180	358,585	370,630
Total revenues from sales of electricity	1,498,403	1,268,610	1,178,833	1,229,192	1,123,402
Other revenues	2,846	6,616	7,215	6,769	6,939
Total	$1,501,249	$1,275,226	$1,186,048	$1,235,961	$1,130,341
Net Income Attributable to Southern Power Company (in thousands)	$172,300	$165,533	$175,285	$162,231	$131,309
Cash Dividends on Common Stock (in thousands)	$131,120	$129,120	$127,000	$91,200	$107,100
Return on Average Common Equity (percent)	10.39	10.73	11.72	11.88	10.68
Total Assets (in thousands)	$5,549,502	$4,429,100	$3,779,927	$3,580,977	$3,437,734
Gross Property Additions and Acquisitions (in thousands)	$942,454	$632,919	$240,692	$254,725	$404,644
Capitalization (in thousands):
Common stock equity	$1,751,856	$1,563,952	$1,522,357	$1,468,682	$1,263,220
Redeemable noncontrolling interest	39,241	28,778	8,069	3,825	—
Noncontrolling interest	219,488	—	—	—	—
Long-term debt	1,095,340	1,619,241	1,306,099	1,302,758	1,302,619
Total (excluding amounts due within one year)	$3,105,925	$3,211,971	$2,836,525	$2,775,265	$2,565,839
Capitalization Ratios (percent):
Common stock equity	56.4	48.7	53.7	52.9	49.2
Redeemable noncontrolling interest	1.3	0.9	0.3	0.1	—
Noncontrolling interest	7.1	—	—	—	—
Long-term debt	35.2	50.4	46.0	47.0	50.8
Total (excluding amounts due within one year)	100.0	100.0	100.0	100.0	100.0
Kilowatt-Hour Sales (in thousands):
Wholesale — non-affiliates	19,014,445	15,110,616	15,636,986	16,089,875	13,294,455
Wholesale — affiliates	11,193,530	9,359,500	16,373,245	11,773,890	10,494,339
Total	30,207,975	24,470,116	32,010,231	27,863,765	23,788,794
Average Revenue Per Kilowatt-Hour (cents)	4.96	5.18	3.68	4.41	4.72
Plant Nameplate Capacity Ratings (year-end) (megawatts)*	9,185	8,924	8,764	7,908	7,908
Maximum Peak-Hour Demand (megawatts):
Winter	3,999	2,685	3,018	3,255	3,295
Summer	3,998	3,271	3,641	3,589	3,543
Annual Load Factor (percent)	51.8	54.2	48.6	51.0	54.0
Plant Availability (percent)**	91.8	91.8	92.9	93.9	94.0
Source of Energy Supply (percent):
Gas	86.0	88.5	91.0	89.2	88.8
Alternative (Solar and Biomass)	2.9	1.1	0.5	0.2	—
Purchased power —
From non-affiliates	6.4	6.4	7.2	6.7	5.5
From affiliates	4.7	4.0	1.3	3.9	5.7
Total	100.0	100.0	100.0	100.0	100.0

*
Plant nameplate capacity ratings include 100% of all solar facilities. When taking into consideration the Company's 90% equity interest in STR (which includes Plants Adobe, Apex, Campo Verde, Cimarron, Macho Springs and Spectrum) and 51% equity interest in SG2 Holdings (which includes Plant Imperial Valley), the Company's equity portion of total nameplate capacity for 2014 is 9,074 MW.

**	Beginning in 2012, plant availability is calculated as a weighted equivalent availability.

    Table of Contents                                Index to Financial Statements

PART III
Items 10, 11, 12 (other than the information under "Code of Ethics" below in Item 10 and in paragraph (b) in Item 12), 13, and 14 for Southern Company are incorporated by reference to Southern Company's Definitive Proxy Statement relating to the 2015 Annual Meeting of Stockholders. Specifically, reference is made to "Nominees for Election as Directors," "Corporate Governance," and "Section 16(a) Beneficial Ownership Reporting Compliance" for Item 10, "Executive Compensation," "Compensation Discussion and Analysis," "Compensation and Management Succession Committee Report," "Compensation Committee Interlocks and Insider Participation," "Compensation Risk Assessment," "Director Compensation," "Director Deferred Compensation Plan," and "Director Compensation Table" for Item 11, "Stock Ownership Table" and "Equity Plan Compensation Information" for Item 12, "Certain Relationships and Related Transactions" and "Director Independence" for Item 13, and "Principal Public Accounting Firm Fees" for Item 14.
Items 10, 11, 12 (other than the information under "Code of Ethics" below in Item 10 and in paragraph (b) in Item 12), 13, and 14 for Alabama Power, Georgia Power, and Mississippi Power are incorporated by reference to the Definitive Information Statements of Alabama Power, Georgia Power, and Mississippi Power relating to each of their respective 2015 Annual Meetings of Shareholders. Specifically, reference is made to "Nominees for Election as Directors," "Corporate Governance," and "Section 16(a) Beneficial Ownership Reporting Compliance" for Item 10, "Executive Compensation," "Compensation Discussion and Analysis," "Compensation and Management Succession Committee Report," "Compensation Committee Interlocks and Insider Participation," "Compensation Risk Assessment," "Director Compensation," "Director Deferred Compensation Plan," and "Director Compensation Table" for Item 11, "Stock Ownership Table" for Item 12, "Certain Relationships and Related Transactions" and "Director Independence" for Item 13, and "Principal Public Accounting Firm Fees" for Item 14.
Items 10, 11, 12, 13, and 14 for Gulf Power are contained herein.
Items 10, 11, 12, and 13 for Southern Power are omitted pursuant to General Instruction I(2)(c) of Form 10-K. Item 14 for Southern Power is contained herein.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of directors of Gulf Power (1)

S. W. Connally, Jr. President and Chief Executive Officer Age 45 Served as Director since 2012	Julian B. MacQueen (2) Age 64 Served as Director since 2013
Allan G. Bense (2) Age 63 Served as Director since 2010	J. Mort O'Sullivan, III (2) Age 63 Served as Director since 2010
Deborah H. Calder (2) Age 54 Served as Director since 2010	Michael T. Rehwinkel (2) Age 58 Served as Director since 2013
William C. Cramer, Jr. (2) Age 62 Served as Director since 2002	Winston E. Scott (2) Age 64 Served as Director since 2003

(1)	Ages listed are as of December 31, 2014.

(2)	No position other than director.
Each of the above is currently a director of Gulf Power, serving a term running from the last annual meeting of Gulf Power's shareholders (June 24, 2014) for one year until the next annual meeting or until a successor is elected and qualified.
There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he or she was or is to be selected as a director, other than any arrangements or understandings with directors or officers of Gulf Power acting solely in their capacities as such.

III-1

    Table of Contents                                Index to Financial Statements

Identification of executive officers of Gulf Power (1)

S. W. Connally, Jr. President and Chief Executive Officer Age 45 Served as Executive Officer since 2012	Michael L. Burroughs Vice President — Senior Production Officer Age 54 Served as Executive Officer since 2010
Jim R. Fletcher Vice President — External Affairs and Corporate Services Age 48 Served as Executive Officer since 2014	Wendell E. Smith Vice President — Power Delivery Age 49 Served as Executive Officer since 2014
Richard S. Teel Vice President and Chief Financial Officer Age 44 Served as Executive Officer since 2010	Bentina C. Terry Vice President — Customer Service and Sales Age 44 Served as Executive Officer since 2007

(1)	Ages listed are as of December 31, 2014.

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
S. W. Connally, Jr. - President and Chief Executive Officer of Gulf Power since July 2012. Mr. Connally has also served as Chairman of Gulf Power's Board of Directors since July 2012. Mr. Connally previously served as Senior Vice President and Chief Production Officer of Georgia Power from July 2010 through June 2012 and Manager of Alabama Power's Plant Barry from August 2007 through July 2010.
Allan G. Bense - Panama City businessman and former Speaker of the Florida House of Representatives. Mr. Bense is a partner in several companies involved in road building, mechanical contracting, insurance, general contracting, golf courses, and farming. Mr. Bense served as Vice Chair of Enterprise Florida, the economic development agency for the state, from January 2009 to January 2011. Mr. Bense is also a member of the board of directors of Capital City Bank Group, Inc.
Deborah H. Calder - Executive Vice President for Navy Federal Credit Union since 2014. From 2008 to 2014, she served as Senior Vice President. Ms. Calder directs the day-to-day operations of more than 4,000 employees and the ongoing construction of Navy Federal Credit Union's campus in the Pensacola area. Ms. Calder has been with Navy Federal Credit Union for over 23 years, serving in previous positions as Vice President of Consumer and Credit Card Lending, Vice President of Collections, Vice President of Call Center Operations, and Assistant Vice President of Credit Cards.
William C. Cramer, Jr. - President and Owner of automobile dealerships in Florida, Georgia, and Alabama. Mr. Cramer has been an authorized Chevrolet dealer for over 25 years. In 2009, Mr. Cramer became an authorized dealer of Cadillac, Buick, and GMC vehicles.
Julian B. MacQueen - Founder and Chief Executive Officer of Innisfree Hotels, Inc. He is currently a member of the American Hotel & Lodging Association and a director of the Beach Community Bank.
J. Mort O'Sullivan, III - Managing Member of the Warren Averett O'Sullivan Creel division of Warren Averett, LLC, an accounting firm originally formed as O'Sullivan Patton Jacobi in 1981. Mr. O'Sullivan currently focuses on consulting and management advisory services to clients, while continuing to offer his expertise in litigation support, business valuations, and mergers and acquisitions. He is a registered investment advisor.
Michael T. Rehwinkel - Executive Chairman of EVRAZ North America, a steel manufacturer, since July 2013. He previously served as Chief Executive Officer and President of EVRAZ North America from February 2010 to July 2013 and previously

III-2

    Table of Contents                                Index to Financial Statements

held various executive positions at Georgia-Pacific Corporation. Mr. Rehwinkel is also Chairman of the American Iron and Steel Institute. Mr. Rehwinkel has more than 30 years of industrial business and leadership experience.
Winston E. Scott - Senior Vice President for External Relations and Economic Development, Florida Institute of Technology since March 2012. He previously served as Dean, College of Aeronautics, Florida Institute of Technology, Melbourne, Florida from August 2008 through March 2012. Mr. Scott is also a member of the board of directors of Environmental Tectonics Corporation. Mr. Scott's experience includes serving as a pilot in the U.S. Navy, an astronaut with the National Aeronautic and Space Administration, Executive Director of the Florida Space Authority, and Vice President of Jacobs Engineering.
EXECUTIVE OFFICERS
Michael L. Burroughs - Vice President and Senior Production Officer since August 2010. He previously served as Manager of Georgia Power's Plant Yates from September 2007 to July 2010.
Jim R. Fletcher - Vice President of External Affairs and Corporate Services since March 2014. He previously served as Vice President of Governmental and Regulatory Affairs for Georgia Power from January 2011 to February 2014 and Regulatory Affairs Manager for Georgia Power from March 2006 to January 2011.
Wendell E. Smith - Vice President of Power Delivery since March 2014. He previously served as the General Manager of Distribution Engineering, Construction and Maintenance and Distribution Operations Systems for Georgia Power from January 2012 to February 2014, Transmission Construction Manager for Georgia Power from February 2011 to December 2011, and Distribution Manager for Georgia Power from March 2005 to February 2011.
Richard S. Teel - Vice President and Chief Financial Officer since August 2010. He previously served as Vice President and Chief Financial Officer of Southern Company Generation, a business unit of Southern Company, from January 2007 to July 2010.
Bentina C. Terry - Vice President of Customer Service and Sales since March 2014. She previously served as Vice President of External Affairs and Corporate Services from March 2007 to March 2014.
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
Southern Company owns all of Gulf Power’s outstanding common stock and Gulf Power has listed only debt securities on the NYSE. Accordingly, under the rules of the NYSE, Gulf Power is exempt from most of the NYSE's listing standards relating to corporate governance. In addition, under the rules of the SEC, Gulf Power is exempt from the audit committee requirements of Section 301 of the Sarbanes-Oxley Act of 2002 and, therefore, is not required to have an audit committee or an audit committee report on whether it has an audit committee financial expert.

III-3

    Table of Contents                                Index to Financial Statements

Item 11.	EXECUTIVE COMPENSATION

GULF POWER

COMPENSATION DISCUSSION AND ANALYSIS (CD&A)
In this CD&A and this Form 10-K, references to the “Compensation Committee” are to the Compensation and Management Succession Committee of the Board of Directors of Southern Company.
This section describes the compensation program for Gulf Power’s Chief Executive Officer and Chief Financial Officer in 2014, as well as each of its other three most highly compensated executive officers serving at the end of the year.

S. W. Connally, Jr.	President and Chief Executive Officer
Richard S. Teel	Vice President and Chief Financial Officer
Michael L. Burroughs	Vice President
Jim R. Fletcher	Vice President
Bentina C. Terry	Vice President

Also described is the compensation of Gulf Power's former Vice President, P. Bernard Jacob, who retired from Gulf Power effective as of May 3, 2014. Collectively, these officers are referred to as the named executive officers.

Executive Summary

Performance and Pay

Performance-based pay represents a substantial portion of the total direct compensation paid or granted to the named executive officers for 2014.

	Salary ($)(1)	% of Total	Short-Term Performance Pay ($)(1)	% of Total	Long-Term Performance Pay ($)(1)	% of Total
S. W. Connally, Jr.	393,907	31%	339,302	27%	517,692	42%
R. S. Teel	252,110	45%	161,989	29%	152,101	26%
M. L. Burroughs	199,209	50%	121,801	30%	80,103	20%
J. R. Fletcher	224,547	49%	149,633	33%	84,480	18%
B. C. Terry	270,543	45%	173,833	29%	163,191	26%

(1) Salary is the actual amount paid in 2014, Short-Term Performance Pay is the actual amount earned in 2014 based on performance, and Long-Term Performance Pay is the value on the grant date of stock options and performance shares granted in 2014. See the Summary Compensation Table for the amounts of all elements of reportable compensation described in this CD&A. Information is provided for named executive officers serving at the end of 2014.

Gulf Power financial and operational and Southern Company earnings per share (EPS) goal results for 2014, as adjusted and further described in this CD&A, are shown below:

Financial: 100% of Target	Operational: 149% of Target	EPS: 176% of Target

Southern Company’s annualized total shareholder return has been:

1-Year: 25.23%	3-Year: 6.67%	5-year: 13.22%

These levels of achievement resulted in payouts that were aligned with Gulf Power and Southern Company performance.

III-4

    Table of Contents                                Index to Financial Statements

Compensation and Benefit Beliefs and Practices

The compensation and benefit program is based on the following beliefs:

•	Employees’ commitment and performance have a significant impact on achieving business results;

•	Compensation and benefits offered must attract, retain, and engage employees and must be financially sustainable;

•	Compensation should be consistent with performance: higher pay for higher performance and lower pay for lower performance; and

•	Both business drivers and culture should influence the compensation and benefit program.

Based on these beliefs, the Compensation Committee believes that Gulf Power’s executive compensation program should:

•	Be competitive with Gulf Power’s industry peers;

•	Motivate and reward achievement of Gulf Power’s goals;

•	Be aligned with the interests of Southern Company’s stockholders and Gulf Power’s customers; and

•	Not encourage excessive risk-taking.

Executive compensation is targeted at the market median of industry peers, but actual compensation is primarily determined by achievement of Gulf Power’s and Southern Company's business goals. Gulf Power believes that focusing on the customer drives achievement of financial objectives and delivery of a premium, risk-adjusted total shareholder return for Southern Company’s stockholders. Therefore, short-term performance pay is based on achievement of Gulf Power’s operational and financial performance goals, with one-third determined by operational performance, such as safety, reliability, and customer satisfaction; one-third determined by business unit financial performance; and one-third determined by Southern Company's EPS performance. Long-term performance pay is tied to Southern Company's stockholder value, with 40% of the target value awarded in Southern Company stock options, which reward stock price appreciation, and 60% awarded in performance shares, which reward Southern Company's total shareholder return performance relative to that of industry peers and stock price appreciation.

Key Governance and Pay Practices

•    Annual pay risk assessment required by the Compensation Committee charter.

•	Retention by the Compensation Committee of an independent compensation consultant, Pay Governance, that provides no other services to Gulf Power or Southern Company.

•
Inclusion of a claw-back provision that permits the Compensation Committee to recoup performance pay from any employee if determined to have been based on erroneous results, and requires recoupment from an executive officer in the event of a material financial restatement due to fraud or misconduct of the executive officer.

•    No excise tax gross-up on change-in-control severance arrangements.

•	Provision of limited ongoing perquisites with no income tax gross-ups for the President and Chief Executive Officer except on certain relocation-related benefits.
•    “No-hedging” provision in Gulf Power’s insider trading policy that is applicable to all employees.
•    Strong stock ownership requirements that are being met by all named executive officers.

III-5

    Table of Contents                                Index to Financial Statements

ESTABLISHING EXECUTIVE COMPENSATION

The Compensation Committee establishes the Southern Company system executive compensation program. In doing so, the Compensation Committee uses information from others, principally Pay Governance. The Compensation Committee also relies on information from Southern Company’s Human Resources staff and, for individual executive officer performance, from Southern Company’s and Gulf Power’s respective Chief Executive Officers. The role and information provided by each of these sources is described throughout this CD&A.

Consideration of Southern Company Stockholder Advisory Vote on Executive Compensation

The Compensation Committee considered the stockholder vote on Southern Company’s executive compensation at the Southern Company 2014 annual meeting of stockholders. In light of the significant support of Southern Company's stockholders (94% of votes cast voting in favor of the proposal) and the actual payout levels of the performance-based compensation program, the Compensation Committee continues to believe that the executive compensation program is competitive, aligned with Gulf Power's and Southern Company's financial and operational performance, and in the best interests of Gulf Power’s customers and Southern Company’s stockholders.

Executive Compensation Focus

The executive compensation program places significant focus on rewarding performance. The program is performance-based in several respects:

•
Business unit financial and operational performance and Southern Company EPS, based on actual results compared to target performance levels established early in the year, determine the actual payouts under the short-term (annual) performance-based compensation program (Performance Pay Program).

•	Southern Company Common Stock (Common Stock) price changes result in higher or lower ultimate values of stock options.

•	Southern Company's total shareholder return compared to those of industry peers leads to higher or lower payouts under the Performance Share Program (performance shares).

In support of this performance-based pay philosophy, Gulf Power has no general employment contracts or guaranteed severance with the named executive officers, except upon a change in control.

The pay-for-performance principles apply not only to the named executive officers, but to hundreds of Gulf Power's employees. The Performance Pay Program covers almost all of the more than 1,300 employees of Gulf Power. Stock options and performance shares were granted to over 125 employees of Gulf Power. These programs engage employees, which ultimately is good not only for them, but also for Gulf Power’s customers and Southern Company’s stockholders.

III-6

    Table of Contents                                Index to Financial Statements

OVERVIEW OF EXECUTIVE COMPENSATION COMPONENTS

The primary components of the 2014 executive compensation program are shown below:

Gulf Power’s executive compensation program consists of a combination of short-term and long-term components. Short-term compensation includes base salary and the Performance Pay Program. Long-term performance-based compensation includes stock options and performance shares. The performance-based compensation components are linked to Gulf Power's financial and operational performance, Common Stock performance, and Southern Company's total shareholder return. The executive compensation program is approved by the Compensation Committee, which consists entirely of independent directors of Southern Company. The Compensation Committee believes that the executive compensation program is a balanced program that provides market-based compensation and motivates and rewards performance.

ESTABLISHING MARKET-BASED COMPENSATION LEVELS

Pay Governance develops and presents to the Compensation Committee a competitive market-based compensation level for the Gulf Power Chief Executive Officer. Southern Company's Human Resources staff develops competitive market-based compensation levels for the other Gulf Power named executive officers. The market-based compensation levels for both are developed from a size-appropriate energy services executive compensation survey database. The survey participants, listed below, are utilities with revenues of $1 billion or more. The Compensation Committee reviews the data and uses it in establishing market-based compensation levels for the named executive officers.

III-7

    Table of Contents                                Index to Financial Statements

AGL Resources Inc.	Entergy Corporation	Pepco Holdings, Inc.
Allete, Inc.	EP Energy Corporation	Pinnacle West Capital Corporation
Alliant Energy Corporation	Eversource International	Portland General Electric Company
Ameren Corporation	Exelon Corporation	PPL Corporation
American Electric Power Company, Inc.	FirstEnergy Corp.	Public Service Enterprise Group Inc.
Areva Inc.	First Solar Inc.	PNM Resources Inc.
Atmos Energy Corporation	GDF SUEZ Energy North America, Inc.	Puget Energy, Inc.
Austin Energy	Iberdrola USA, Inc.	Salt River Project
Avista Corporation	Idaho Power Company	Santee Cooper
Bg US Services, Inc.	Integrys Energy Group, Inc.	SCANA Corporation
Black Hills Corporation	JEA	Sempra Energy
Boardwalk Pipeline Partners, L.P.	Kinder Morgan Energy Partners, L.P.	Southwest Gas Corporation
Calpine Corporation	Laclede Group, Inc.	Spectra Energy Corp.
CenterpPoint Energy, Inc.	LG&E and KU Energy LLC	TECO Energy, Inc.
Cleco Corporation	Lower Colorado River Authority	Tennessee Valley Authority
CMS Energy Corporation	MDU Resources Group, Inc.	The AES Corporation
Consolidated Edison, Inc.	National Grid USA	The Babcock & Wilcox Company
Dominion Resources, Inc.	Nebraska Public Power District	The Williams Companies, Inc.
DTE Energy Company	New Jersey Resources Corporation	TransCanada Corporation
Duke Energy Corporation	New York Power Authority	Tri-State Generation & Transmission Association, Inc.
Dynegy Inc.	NextEra Energy, Inc.
Edison International	NiSource Inc.	UGI Corporation
ElectriCities of North Carolina	NorthWestern Corporation	UIL Holdings
Energen Corporation	NRG Energy, Inc.	UNS Energy Corporation
Energy Future Holdings Corp.	OGE Energy Corp.	Vectren Corporation
Energy Solutions, Inc.	Omaha Public Power District	Westar Energy, Inc.
Energy Transfer Partners, L.P.	Oncor Electric Delivery Company LLC	Wisconsin Energy Corporation
EnLink Midstream	Pacific Gas & Electric Company	Xcel Energy Inc.

Market data for the Chief Executive Officer position and other positions in terms of scope of responsibilities that most closely resemble the positions held by the named executive officers is reviewed. When appropriate, the market data is size-adjusted, up or down, to accurately reflect comparable scopes of responsibilities. Based on that data, a total target compensation opportunity is established for each named executive officer. Total target compensation opportunity is the sum of base salary, annual performance-based compensation at a target performance level, and long-term performance-based compensation (stock options and performance shares) at a target value. Actual compensation paid may be more or less than the total target compensation opportunity based on actual performance above or below target performance levels. As a result, the compensation program is designed to result in payouts that are market-appropriate given Gulf Power’s and Southern Company’s performance for the year or period.

A specified weight was not targeted for base salary or annual or long-term performance-based compensation as a percentage of total target compensation opportunities, nor did amounts realized or realizable from prior compensation serve to increase or decrease 2014 compensation amounts. Total target compensation opportunities for senior management as a group, including the named executive officers, are managed to be at the median of the market for companies of similar size in the electric utility industry. Therefore, some executives may be paid above and others below market. This practice allows for differentiation based on time in the position, scope of responsibilities, and individual performance. The differences in the total pay opportunities for each named executive officer are based almost exclusively on the differences indicated by the market data for persons holding similar positions. Because of the use of market data from a large number of industry peer companies for positions that are not identical in terms of scope of responsibility from company to company, differences are not considered to be material and the compensation program is believed to be market-appropriate, as long as senior management as a group is within an appropriate range. Generally, compensation is considered to be within an appropriate range if it is not more or less than 15% of the applicable market data. The total target compensation opportunity was established in early 2014 for each named executive officer below:

III-8

    Table of Contents                                Index to Financial Statements

	Salary ($)	Target Annual Performance-Based Compensation ($)	Target Long-Term Performance-Based Compensation ($)	Total Target Compensation Opportunity ($)
S. W. Connally, Jr.	398,242	238,945	517,692	1,154,879
R. S. Teel	253,504	114,077	152,101	519,682
M. L. Burroughs	200,331	80,133	80,103	360,567
J. R. Fletcher	211,255	84,502	84,480	380,237
P. B. Jacob	267,107	120,198	160,246	547,551
B. C. Terry	272,039	122,418	163,191	557,648

The salary levels shown above were not effective until March 2014. Therefore, the salary amounts reported in the Summary Compensation Table are different than the amounts shown above because that table reports actual amounts paid in 2014. The total target compensation opportunity amount shown for Mr. Jacob represents the full amount had he been employed the entire year by Gulf Power. However, the actual amounts Mr. Jacob received for salary and annual performance-based compensation were prorated based on the amount of time he was employed at Gulf Power in 2014. Additionally, the ultimate number of performance shares earned by Mr. Jacob will be prorated based on the time he was employed during the performance period. See the Summary Compensation Table and Grants of Plan-Based Awards in 2014 for more information on the actual compensation amounts Mr. Jacob received.

Mr. Fletcher was employed at Georgia Power as the Vice President of Governmental and Regulatory Affairs prior to his promotion to Vice President at Gulf Power on March 29, 2014. At that time, his base salary and target annual performance-based compensation were increased to $231,324 and $101,343, respectively.

For purposes of comparing the value of the compensation program to the market data, stock options are valued at $2.20 per option and performance shares at $37.54 per unit. These values represent risk-adjusted present values on the date of grant and are consistent with the methodologies used to develop the market data. The mix of stock options and performance shares granted was 40% and 60%, respectively, of the long-term value shown above.

In 2013, Pay Governance analyzed the level of actual payouts for 2012 performance under the annual Performance Pay Program made to the named executive officers relative to performance versus peer companies to provide a check on the goal-setting process, including goal levels and associated performance-based pay opportunities. The findings from the analysis were used in establishing performance goals and the associated range of payouts for goal achievement for 2014. That analysis was updated in 2014 by Pay Governance for 2013 performance, and those findings were used in establishing goals for 2015.

DESCRIPTION OF KEY COMPENSATION COMPONENTS

2014 Base Salary

Most employees, including all of the named executive officers, received base salary increases in 2014.

With the exception of Southern Company executive officers, including Mr. Connally, base salaries for all Southern Company system officers are within a position level with a base salary range that is established by Southern Company Human Resources staff using the market data described above. Each officer is within one of these established position levels based on the scope of responsibilities that most closely resemble the positions included in the market data described above. The base salary level for individual officers is set within the applicable pre-established range. Factors that influence the specific base salary level within the range include the need to retain an experienced team, internal equity, time in position, and individual performance. Individual performance includes the degree of competence and initiative exhibited and the individual’s relative contribution to the achievement of financial and operational goals in prior years.

Base salaries are reviewed annually in February and changes are made effective March 1. The base salary levels established early in the year for the named executive officers were set within the applicable position level salary range and were recommended by the individual named executive officer’s supervisor and approved by Southern Company's Chief Executive Officer. Mr. Connally's base salary increase was approved by the Compensation Committee.

III-9

    Table of Contents                                Index to Financial Statements

2014 Performance-Based Compensation

This section describes performance-based compensation for 2014.

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

Therefore, in 2014, Gulf Power strove for and rewarded:

•	Continuing industry-leading reliability and customer satisfaction, while maintaining reasonable retail prices;
•    Meeting energy demand with the best economic and environmental choices;
•    Southern Company dividend growth;
•    Long-term, risk-adjusted Southern Company total shareholder return;
•    Achieving net income goals to support the Southern Company financial plan and dividend growth; and
•    Financial integrity - an attractive risk-adjusted return and sound financial policy.

The performance-based compensation program is designed to encourage achievement of these goals.

The Southern Company Chief Executive Officer, with the assistance of Southern Company’s Human Resources staff, recommended to the Compensation Committee the program design and award amounts for senior management, including the named executive officers.

2014 Annual Performance-Based Pay Program

Annual Performance Pay Program Highlights

• Rewards achievement of annual performance goals:
• Business unit net income
• Business unit operational performance
• Southern Company EPS
• Goals are weighted one-third each
• Performance results range from 0% to 200% of target, based on level of goal achievement

Overview of Program Design

Almost all employees of Gulf Power, including the named executive officers, are participants.

The performance goals are set at the beginning of each year by the Compensation Committee and include financial and operational goals. In setting goals for pay purposes, the Compensation Committee relies on information on financial and operational goals from the Finance Committee and the Nuclear/Operations Committee of the Southern Company Board of Directors, respectively.

•	Business Unit Financial Goal: Net Income
For Southern Company’s traditional operating companies, including Gulf Power, and Southern Power, the business unit financial performance goal is net income.

•	Business Unit Operational Goals: Varies by business unit
For Southern Company’s traditional operating companies, including Gulf Power, operational goals are safety, customer satisfaction, plant availability, transmission and distribution system reliability, major projects (Georgia Power and Mississippi Power), and culture. Each of these operational goals is explained in more detail under Goal Details below. The level of

III-10

    Table of Contents                                Index to Financial Statements

achievement for each operational goal is determined according to the respective performance schedule, and the total operational goal performance is determined by the weighted average result. Each business unit has its own operational goals.

•	Southern Company Financial Goal: EPS
EPS is defined as Southern Company’s net income from ongoing business activities divided by average shares outstanding during the year. The EPS performance measure is applicable to all participants in the Performance Pay Program.

The Compensation Committee may make adjustments, both positive and negative, to goal achievement for purposes of determining payouts. For the financial goals, such adjustments typically include the impact of items considered non-recurring or outside of normal operations or not anticipated in the business plan when the financial goals were established and of sufficient magnitude to warrant recognition. As reported in Gulf Power's Annual Report on Form 10-K for the year ended December 31, 2013, the Compensation Committee did not follow its usual practice, and the charges taken in 2013 related to Mississippi Power's construction of the Kemper IGCC were not excluded from goal achievement results. Because the charges were not excluded, the payout levels for all employees, including the named executive officers, were reduced significantly in 2013. In 2014, Southern Company recorded pre-tax charges to earnings of $868 million ($536 million after-tax, or $0.59 per share) (2014 Kemper IGCC Charges) due to estimated probable losses relating to the Kemper IGCC. Additionally, Southern Company adjusted its 2014 net income by $17 million after-tax (or $0.02 per share) relating to the reversal of previously recognized revenues recorded in 2014 and 2013 and the recognition of carrying costs associated with the 2015 Mississippi Supreme Court decision that reversed the Mississippi PSC's March 2013 rate order associated with the Kemper IGCC (together with the 2014 Kemper IGCC Charges, 2014 Kemper IGCC Charges and Adjustments). The Compensation Committee reviewed the impact of the 2014 Kemper IGCC Charges and Adjustments on goal achievement and payout levels for all Southern Company system employees, including the named executive officers. The Compensation Committee determined that, given the action taken last year and the high levels of achievement of other performance goals in 2014, it was not appropriate to reduce payouts earned in 2014 under the broad-based program applicable to all participating employees. Therefore, the Compensation Committee made an adjustment to exclude the impact of the 2014 Kemper IGCC Charges and Adjustments ($0.61 per share) from earnings as it relates to the EPS goal payout for most Southern Company system employees.

As described in greater detail below in Calculating Payouts, Mr. Burroughs is paid in part based on the equity-weighted average of the business unit net income results, which includes the net income goal achievement for Mississippi Power. Due to the 2014 Kemper IGCC Charges and Adjustments described above, Mississippi Power recorded a net loss of $328.7 million, resulting in below-threshold performance and would have resulted in no payout associated with the Mississippi Power portion of the net income goal for thousands of employees across the Southern Company system, including Mr. Burroughs, as well as no payout at all for the business unit financial goal for all Mississippi Power employees. With the adjustment made by the Compensation Committee, Mississippi Power's net income for purposes of calculating goal achievement was $224 million. The adjusted net income resulted in a higher payout for the net income goal for all Mississippi Power employees as well as a higher payout associated with the overall equity-weighted average net income results for several thousand other employees across the Southern Company system whose payouts are determined by the equity-weighted average of the business unit net income results, including Mr. Burroughs.

Under the terms of the program, no payout can be made if events occur that impact Southern Company's financial ability to fund the Common Stock dividend. The 2014 Kemper IGCC Charges and Adjustments described above did not have that effect.

III-11

    Table of Contents                                Index to Financial Statements

Goal Details

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
Major Projects - Plant Vogtle Units 3 and 4 and Kemper IGCC
The Southern Company system is committed to the safe, compliant, and high-quality construction and licensing of two new nuclear generating units under construction at Georgia Power's Plant Vogtle (Plant Vogtle Units 3 and 4) and the Kemper IGCC, as well as excellence in transition to operations and prudent decision-making related to these two major projects. An executive review committee is in place for each project to assess progress. A combination of subjective and objective measures is considered in assessing the degree of achievement. Final assessments for each project are approved by either Southern Company’s Chief Executive Officer or Southern Company’s Chief Operating Officer and confirmed by the Nuclear/Operations Committee of Southern Company.

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
Supports workforce development efforts and helps to assure diversity of suppliers.

III-12

    Table of Contents                                Index to Financial Statements

Financial Performance Goals	Description	Why It Is Important
EPS	Southern Company's net income from ongoing business activities divided by average shares outstanding during the year.	Supports commitment to provide Southern Company's stockholders solid, risk-adjusted returns.
Net Income	For the traditional operating companies, including Gulf Power, and Southern Power, the business unit financial performance goal is net income after dividends on preferred and preference stock.	Supports delivery of Southern Company stockholder value and contributes to Gulf Power's and Southern Company's sound financial policies and stable credit ratings.

The range of business unit and Southern Power net income goals and Southern Company EPS goals for 2014 is shown below. Overall Southern Company performance is determined by the equity-weighted average of the business unit net income goal payouts.

Level of Performance	Alabama Power ($, in millions)	Georgia Power ($, in millions)	Gulf Power ($, in millions)	Mississippi Power ($, in millions)*	Southern Power ($, in millions)	EPS ($)*
Maximum	774	1,258	153.0	240.7	175	2.90
Target	717	1,160	140.2	218.6	135	2.76
Threshold	661	1,063	127.4	196.4	95	2.62

*Excluding impact of the 2014 Kemper IGCC Charges and Adjustments.

The ranges of performance levels established for the primary operational goals are detailed below.

Level of Performance	Customer Satisfaction	Reliability	Availability	Nuclear Plant Operations	Safety	Plant Vogtle Units 3 and 4 and Kemper IGCC	Culture
Maximum	Top quartile for all customer segments and overall	Significantly exceed targets	Industry best	Significantly exceed targets	Greater than 90th percentile or 5-year company best	Significantly exceed targets	Significant improvement
Target	Top quartile overall	Meet targets	Top quartile	Meet targets	60th percentile	Meet targets	Improvement
Threshold	2nd quartile overall	Significantly below targets	2nd quartile	Significantly below targets	40th percentile	Significantly below targets	Significantly below expectations

The Compensation Committee approves specific objective performance schedules to calculate performance between the threshold, target, and maximum levels for each of the operational goals. If goal achievement is below threshold, there is no payout associated with the applicable goal.

2014 Achievement

Actual 2014 goal achievement is shown in the following tables.

III-13

    Table of Contents                                Index to Financial Statements

Operational Goal Results:
Gulf Power (Ms. Terry and Messrs. Connally, Teel, Burroughs, Fletcher, and Jacob)

Goal	Achievement Percentage
Customer Satisfaction	200
Reliability	184
Availability	200
Safety	30
Culture	127
Total Gulf Power Operational Goal Performance Factor	149

Southern Company Generation (Mr. Burroughs)

Goal	Achievement Percentage
Customer Satisfaction	200
Reliability	195
Availability	190
Safety	150
Culture	141
Major Projects - Plant Vogtle Units 3 and 4 Assessment	175
Major Projects - Kemper IGCC Assessment	75
Total Southern Company Generation Operational Goal Performance Factor	168

Georgia Power (Mr. Fletcher)

Goal	Achievement Percentage
Customer Satisfaction	200
Reliability	172
Availability	200
Safety	80
Culture	137
Major Projects - Plant Vogtle Units 3 and 4 Assessment	175
Total Georgia Power Operational Goal Performance Factor	162

Financial Performance Goal Results:

Goal	Result	Achievement Percentage (%)
Gulf Power Net Income	$140.18	100
Georgia Power Net Income	$1,225.01	166
Southern Power Net Income	$172.30	193
Corporate Net Income Result	Equity-Weighted Average(1)	163
EPS (from ongoing business activities)	$2.80(2)	176

(1) The Corporate Net Income Result is the equity-weighted average of the business unit net income results, including the net income result for Mississippi Power. Mississippi Power’s net income result for this purpose was impacted by the adjustment for the 2014 Kemper IGCC Charges and Adjustments ($553 million on an after tax basis). Mississippi Power recorded a net loss, as determined in accordance with generally accepted accounting principles in the United States (GAAP), of $328.7 million. Payouts under the Performance Pay Program were determined using a net income performance result that differed from Mississippi Power's net income as determined in accordance with GAAP.

(2) The EPS result shown in the table excludes the 2014 Kemper IGCC Charges and Adjustments ($0.61 per share) as described above. EPS, as determined in accordance with GAAP, was $2.19 per share. Payouts under the Performance Pay Program were determined using an EPS performance result that different from EPS as determined in accordance with GAAP.

III-14

    Table of Contents                                Index to Financial Statements

Calculating Payouts:

All of the named executive officers are paid based on Southern Company EPS performance. With the exception of Messrs. Burroughs and Fletcher, all of the named executive officers are paid based on Gulf Power net income and operational performance. Southern Company Generation officers, including Mr. Burroughs, are paid based on the goal achievement of the traditional operating company supported (60%) and Southern Company Generation (40%). The Southern Company Generation business unit financial goal is based on the equity-weighted average net income payout results of the traditional operating companies and Southern Power. With the exception of the culture and safety goals, Southern Company Generation’s operational goal results are the corporate/aggregate operational goal results. Mr. Fletcher's payout is prorated based on the time he was employed at Georgia Power and at Gulf Power. Mr. Jacob's payout is prorated based on the amount of time he was employed at Gulf Power during 2014.

A total performance factor is determined by adding the applicable business unit financial and operational goal performance and the EPS results and dividing by three. The total performance factor is multiplied by the target Performance Pay Program opportunity to determine the payout for each named executive officer. The table below shows the calculation of the total performance factor for each of the named executive officers, based on results shown above.

	Southern Company EPS Result (%) 1/3 weight(1)	Business Unit Financial Goal Result (%) 1/3 weight	Business Unit Operational Goal Result (%) 1/3 weight	Total Performance Factor (%)
S. W. Connally, Jr.	176	100	149	142
R. S. Teel	176	100	149	142
M. L. Burroughs	176	125	156	152
J. R. Fletcher(2)	176	166/100	162/149	168/142
P. B. Jacob	176	100	149	142
B. C. Terry	176	100	149	142

(1) Excluding the impact of the 2014 Kemper IGCC Charges and Adjustments.

(2) Mr. Fletcher was Vice President of Georgia Power until his promotion to Vice President at Gulf Power on March 29, 2014. Under the terms of the program, Mr. Fletcher's Performance Pay Program results were prorated based on the time he served at each company.

The table below shows the pay opportunity at target-level performance and the actual payout based on the actual performance shown above.

	Target Annual Performance Pay Program Opportunity (%)	Target Annual Performance Pay Program Opportunity ($)	Total Performance Factor (%)	Actual Annual Performance Pay Program Payout ($)
S. W. Connally, Jr.	60	238,945	142	339,302
R. S. Teel	45	114,077	142	161,989
M. L. Burroughs	40	80,133	152	121,801
J. R. Fletcher(1)	40/45	101,343	147.7	149,633
P. B. Jacob(2)	45	120,198	142	57,008
B. C. Terry	45	122,418	142	173,833

(1) When Mr. Fletcher was promoted in March 2014, his target annual Performance Pay Program percentage was increased from 40% to 45%. His actual payout shown is prorated based on the amount of time he spent in each position.

(2) Mr. Jacob retired from Gulf Power in May 2014. His Performance Pay Program payout was prorated based on the amount of time he was employed in 2014. The target amount shown is his full target had he been employed for the entire year. The actual amount shown is the prorated amount Mr. Jacob received.

III-15

    Table of Contents                                Index to Financial Statements

Long-Term Performance-Based Compensation

2014 Long-Term Pay Program Highlights

• Stock Options:
▪    Reward long-term Common Stock price appreciation
▪    Represent 40% of long-term target value
▪    Vest over three years
▪    Ten-year term
• Performance Shares:
▪    Reward Southern Company total shareholder return relative to industry peers and stock price appreciation
▪    Represent 60% of long-term target value
▪    Three-year performance period
▪    Performance results can range from 0% to 200% of target
▪    Paid in Common Stock at end of performance period

Long-term performance-based awards are intended to promote long-term success and increase Southern Company's stockholder value by directly tying a substantial portion of the named executive officers’ total compensation to the interests of Southern Company’s stockholders. Long-term performance-based awards also benefit customers by providing competitive compensation that allows Gulf Power to attract, retain, and engage employees who provide focus on serving customers and delivering safe and reliable electric service.

Southern Company stock options represent 40% of the long-term performance target value and performance shares represent the remaining 60%. The Compensation Committee elected this mix because it concluded that doing so represented an appropriate balance between incentives. Southern Company stock options only generate value if the price of the stock appreciates after the grant date, and performance shares reward employees based on Southern Company total shareholder return relative to industry peers, as well as Common Stock price.

The following table shows the grant date fair value of the long-term performance-based awards granted in 2014.

	Value of Options ($)	Value of Performance Shares ($)	Total Long-Term Value ($)
S. W. Connally, Jr.	207,086	310,606	517,692
R. S. Teel	60,841	91,260	152,101
M. L. Burroughs	32,052	48,051	80,103
J. R. Fletcher	33,801	50,679	84,480
P. B. Jacob	64,106	96,140	160,246
B. C. Terry	65,287	97,904	163,191

Stock Options

Stock options granted have a 10-year term, vest over a three-year period, fully vest upon retirement or termination of employment following a change in control, and expire at the earlier of five years from the date of retirement or the end of the 10-year term. For the grants made in 2014 to Mr. Connally, unvested options are forfeited if he retires from Gulf Power or an affiliate of Gulf Power and accepts a position with a peer company within two years of retirement. The grants made to Mr. Jacob vested upon his retirement. The value of each stock option was derived using the Black-Scholes stock option pricing model. The assumptions used in calculating that amount are discussed in Note 8 to the financial statements of Gulf Power in Item 8 herein. For 2014, the Black-Scholes value on the grant date was $2.20 per stock option.

III-16

    Table of Contents                                Index to Financial Statements

Performance Shares

2014-2016 Grant

Performance shares are denominated in units, meaning no actual shares are issued on the grant date. A grant date fair value per unit was determined. For the grants made in 2014, the value per unit was $37.54. See the Summary Compensation Table and the information accompanying it for more information on the grant date fair value. The total target value for performance share units is divided by the value per unit to determine the number of performance share units granted to each participant, including the named executive officers. Each performance share unit represents one share of Common Stock.

At the end of the three-year performance period (January 1, 2014 through December 31, 2016), the number of units will be adjusted up or down (0% to 200%) based on Southern Company’s total shareholder return relative to that of its peers in the Southern Company custom peer group. While in previous years Southern Company’s total shareholder return was measured relative to two peer groups (a custom peer group and the Philadelphia Utility Index), the Compensation Committee decided to streamline the performance share peer group for the 2014 grant by eliminating the Philadelphia Utility Index and establishing one custom peer group. The companies in the custom peer group are those that are believed to be most similar to Southern Company in both business model and investors, creating a peer group that is even more aligned with Southern Company’s strategy. For performance shares granted in previous years using the dual peer group structure, the final result will be measured using both peer groups as approved by the Compensation Committee at the time of the grant. The custom peer group varies from the Market Data peer group discussed previously due to the timing and criteria of the peer selection process; however, there is significant overlap. The number of performance share units earned will be paid in Common Stock at the end of the three-year performance period. No dividends or dividend equivalents will be paid or earned on the performance share units. The peers in the custom peer group on the grant date are listed in the following table.

Alliant Energy Corporation	Integrys Energy Group
Ameren Corporation	Pepco Holdings, Inc.
American Electric Power Company, Inc.	PG&E Corporation
CMS Energy Corporation	Pinnacle West Capital Corporation
Consolidated Edison, Inc.	PPL Corporation
DTE Energy Company	SCANA Corporation
Duke Energy Corporation	Wisconsin Energy Corporation
Edison International	Xcel Energy
Eversource International

The scale below will determine the number of units paid in Common Stock following the last year of the performance period, based on the 2014 through 2016 performance period. Payout for performance between points will be interpolated on a straight-line basis.

Performance vs. Peer Group	Payout (% of Each Performance Share Unit Paid)
90th percentile or higher (Maximum)	200
50th percentile (Target)	100
10th percentile (Threshold)	0

Performance shares are not earned until the end of the three-year performance period. A participant who terminates, other than due to retirement or death, forfeits all unearned performance shares. Participants who retire or die during the performance period only earn a prorated number of units, based on the number of months they were employed during the performance period.

2012-2014 Payouts

Performance share grants were made in 2012 with a three-year performance period that ended on December 31, 2014. Based on Southern Company’s total shareholder return achievement relative to that of the Philadelphia Utility Index (28% payout) and the custom peer group (0% payout), the payout percentage was 14% of target, which is the average of the two peer groups. The following table shows the target and actual awards of performance shares for the named executive officers.

III-17

    Table of Contents                                Index to Financial Statements

	Target Performance Shares (#)	Target Value of Performance Shares ($)	Performance Shares Earned (#)	Value of Performance Shares Earned ($)
S. W. Connally, Jr.	1,944	81,629	272	13,358
R. S. Teel	2,049	86,038	287	14,095
M. L. Burroughs	1,081	45,391	151	7,416
J. R. Fletcher	1,136	47,700	159	7,808
P. B. Jacob(1)	2,185	91,748	238	11,688
B. C. Terry	2,199	92,336	308	15,126

(1) The number of performance shares earned by Mr. Jacob is prorated based on the time he was employed at the Southern Company system during the performance period.

Timing of Performance-Based Compensation

As discussed above, the 2014 annual Performance Pay Program goals and the Southern Company total shareholder return goals applicable to performance shares were established early in the year by the Compensation Committee. Annual stock option grants also were made by the Compensation Committee. The establishment of performance-based compensation goals and the granting of equity awards were not timed with the release of material, non-public information. This procedure is consistent with prior practices. Stock option grants are made to new hires or newly-eligible participants on preset, regular quarterly dates that were approved by the Compensation Committee. The exercise price of options granted to employees in 2014 was the closing price of the Common Stock on the grant date or the last trading day before the grant date, if the grant date was not a trading day.

Southern Excellence Awards

Mr. Fletcher received a discretionary award in the amount of $25,000 in recognition of his leadership and superior performance on high-level regulatory matters while employed at Georgia Power in 2014, prior to his employment at Gulf Power.

Retirement and Severance Benefits

Certain post-employment compensation is provided to employees, including the named executive officers, consistent with Gulf Power's goal of providing market-based compensation and benefits.

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

Gulf Power also provides supplemental retirement benefits to certain employees that were first employed by Gulf Power, or an affiliate of Gulf Power, in the middle of their careers. Gulf Power has had a supplemental retirement agreement (SRA) with Ms. Terry since 2010. Prior to her employment with the Southern Company system, Ms. Terry provided legal services to Southern Company's subsidiaries. Ms. Terry's agreement provides retirement benefits as if she was employed an additional 10 years. Ms. Terry must remain employed at Gulf Power or an affiliate of Gulf Power for 10 years from the effective date of the SRA before vesting in the benefits. This agreement provides a benefit which recognizes the expertise she brought to Gulf Power and provides a strong retention incentive to remain with Gulf Power, or one of its affiliates, for the vesting period and beyond.

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

III-18

    Table of Contents                                Index to Financial Statements

Severance Agreements

In limited circumstances, Gulf Power will provide a severance agreement in exchange for standard legal releases, non-compete agreements, and confidentiality provisions. In connection with Mr. Jacob's retirement in 2014, Gulf Power entered into a severance agreement with Mr. Jacob providing for a severance payment of $667,768, which is included in the Summary Compensation Table.

Change-in-Control Protections

Change-in-control protections, including severance pay and, in some situations, vesting or payment of long-term performance-based awards, are provided upon a change in control of Southern Company or Gulf Power coupled with an involuntary termination not for cause or a voluntary termination for “Good Reason.” This means there is a “double trigger” before severance benefits are paid; i.e., there must be both a change in control and a termination of employment. Severance payment amounts are two times salary plus target Performance Pay Program opportunity for Mr. Connally and one times salary plus Performance Pay Program opportunity for the other named executive officers. No excise tax gross-up would be provided. More information about severance arrangements is included under Potential Payments upon Termination or Change in Control. Change-in-control protections allow executive officers to focus on potential transactions that are in the best interest of shareholders.

Perquisites

Gulf Power provides limited ongoing perquisites to its executive officers, including the named executive officers, consistent with Gulf Power's goal of providing market-based compensation and benefits. The perquisites provided in 2014, including amounts, are described in detail in the information accompanying the Summary Compensation Table. No tax assistance is provided on perquisites for the President and Chief Executive Officer, except on certain relocation-related benefits.

PERFORMANCE-BASED COMPENSATION PROGRAM CHANGES FOR 2015

In early 2015, the Compensation Committee made several changes to the performance-based compensation programs, impacting 2015 compensation. These changes affect both the annual Performance Pay Program as well as the long-term performance-based compensation program and are described below.

Annual Performance-Based Pay Program
Beginning in 2015, the annual performance-based pay program will incorporate individual goals for all executive officers of Southern Company, including Mr. Connally. Currently, the goals are equally weighted between the EPS goal, the applicable business unit net income goal, and the applicable business unit operational goals. Starting with the 2015 annual Performance Pay Program goals, the Compensation Committee added an individual goal component (weighted 10%), and changed the weights for the EPS goal and business unit financial and operational goals (weighted 30% each) for Mr. Connally. The other named executive officers were not affected by this change.
Long-Term Performance-Based Compensation
Since 2010, the Southern Company system's long-term performance-based compensation program has included two components: stock options and performance shares. After reviewing current market practices with Pay Governance, the Compensation Committee decided to modify the long-term performance-based compensation program to further align the compensation program with peers in the utility industry and create better alignment of pay with long-term performance. Beginning with long-term performance-based equity grants made in early 2015, the long-term performance-based program consists exclusively of performance shares. The new structure maintains the three-year performance cycle described earlier in this CD&A for performance shares but expands the performance metrics from one (relative total shareholder return) to three metrics. The new program now includes relative total shareholder return (50%), cumulative EPS from ongoing operations over a three-year period (25%), and equity-weighted return on equity (ROE) (25%). Under the new program, dividends will accrue on performance shares throughout the performance period, and eligible new hires and newly promoted employees will receive interim prorated grants of performance shares instead of stock options.

The continued use of relative total shareholder return as a metric in the long-term performance program maintains consistency with the previous program as well as allows Southern Company to measure its performance against a custom group of regulated peers. The new EPS goal measures cumulative EPS from ongoing operations over a three-year period and motivates ongoing earnings growth to support Southern Company's dividends and achievement of strategic financial objectives. The new equity-weighted ROE goal measures traditional operating company performance from ongoing operations over a three-year period and is set to encourage

III-19

    Table of Contents                                Index to Financial Statements

top quartile ROE performance. Both the EPS and ROE goals are subject to a gateway goal focused on Southern Company's credit ratings. If Southern Company fails to meet the credit rating requirements established by the Compensation Committee, there will be no payout associated with the EPS and ROE goals.

EXECUTIVE STOCK OWNERSHIP REQUIREMENTS

Officers of Gulf Power that are in a position of Vice President or above are subject to stock ownership requirements. All of the named executive officers are covered by the requirements. Ownership requirements further align the interest of officers and Southern Company’s stockholders by promoting a long-term focus and long-term share ownership. The types of ownership arrangements counted toward the requirements are shares owned outright, those held in Southern Company-sponsored plans, and Common Stock accounts in the Deferred Compensation Plan and the Supplemental Benefit Plan. One-third of vested Southern Company stock options may be counted, but, if so, the ownership requirement is doubled. The ownership requirement is reduced by one-half at age 60.

The requirements are expressed as a multiple of base salary as shown below.

	Multiple of Salary without Counting Stock Options	Multiple of Salary Counting 1/3 of Vested Options
S. W. Connally, Jr.	3 Times	6 Times
R. S. Teel	2 Times	4 Times
M. L. Burroughs	1 Times	2 Times
J. R. Fletcher	2 Times	4 Times
B. C. Terry	2 Times	4 Times

Newly-elected officers have approximately five years from the date of their election to meet the applicable ownership requirement. Newly-promoted officers have approximately five years from the date of their promotion to meet the increased ownership requirements. All of the named executive officers are meeting their respective ownership requirement. Mr. Jacob is retired and is therefore no longer subject to stock ownership requirements.

POLICY ON RECOVERY OF AWARDS

Southern Company’s Omnibus Incentive Compensation Plan provides that, if Southern Company or Gulf Power is required to prepare an accounting restatement due to material noncompliance as a result of misconduct, and if an executive officer of Gulf Power knowingly or grossly negligently engaged in or failed to prevent the misconduct or is subject to automatic forfeiture under the Sarbanes-Oxley Act of 2002, the executive officer must repay the amount of any payment in settlement of awards earned or accrued during the 12-month period following the first public issuance or filing that was restated.

POLICY REGARDING HEDGING THE ECONOMIC RISK OF STOCK OWNERSHIP

Southern Company’s policy is that employees and outside directors will not trade Southern Company options on the options market and will not engage in short sales.

III-20

    Table of Contents                                Index to Financial Statements

COMPENSATION COMMITTEE REPORT

The Compensation Committee met with management to review and discuss the CD&A. Based on such review and discussion, the Compensation Committee recommended to the Southern Company Board of Directors that the CD&A be included in Gulf Power's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Southern Company Board of Directors approved that recommendation.

Members of the Compensation Committee:

Henry A. Clark III, Chair
David J. Grain
Veronica M. Hagen
William G. Smith, Jr.
Steven R. Specker

III-21

    Table of Contents                                Index to Financial Statements

SUMMARY COMPENSATION TABLE
The Summary Compensation Table shows the amount and type of compensation received or earned in 2012, 2013, and 2014 by the named executive officers, except as noted below.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

S. W. Connally, Jr. President, Chief Executive Officer, and Director	2014	393,907	—	310,606	207,086	339,302	496,800	25,948	1,773,649
	2013	372,977	—	293,018	195,363	164,557	54,607	25,602	1,106,124
	2012	295,103	24,376	81,629	54,420	249,526	431,809	179,308	1,316,171
R. S. Teel Vice President and Chief Financial Officer	2014	252,110	—	91,260	60,841	161,989	157,002	17,166	740,368
	2013	244,903	—	88,614	59,101	80,895	—	17,004	490,517
	2012	236,882	—	86,038	57,379	143,335	118,474	15,610	657,718
M. L. Burroughs	2014	199,209	—	48,051	32,052	121,801	213,219	9,893	624,225
Vice President	2013	193,498	—	46,656	31,118	59,127	—	11,225	341,624
	2012	187,855	—	45,391	30,269	94,634	204,035	12,218	574,402
J. R. Fletcher	2014	224,547	25,045	50,679	33,801	149,633	273,148	89,971	846,824
Vice President
P. B. Jacob	2014	94,293	—	96,140	64,106	57,008	316,172	681,567	1,309,286
Former Vice	2013	258,605	—	93,393	62,272	85,236	—	19,033	518,539
President	2012	253,959	—	91,748	61,169	145,616	310,532	16,671	879,695
B. C. Terry	2014	270,543	—	97,904	65,287	173,833	245,578	17,664	870,809
Vice President	2013	262,809	—	95,094	63,419	86,809	—	16,735	524,866
	2012	255,634	—	92,336	61,573	159,332	210,941	16,910	796,726

Column (a)

Mr. Fletcher was not an executive officer of Gulf Power until 2014.

Column (d)

The amount shown for 2014 for Mr. Fletcher represents a Southern Excellence Award as described in the CD&A and the value of a non-cash safety award he received while employed at Georgia Power. All employees of Georgia Power with a perfect individual safety record in the prior year, including Mr. Fletcher, earned a safety award.

Column (e)

This column does not reflect the value of stock awards that were actually earned or received in 2014. Rather, as required by applicable rules of the SEC, this column reports the aggregate grant date fair value of performance shares granted in 2014. The value reported is based on the probable outcome of the performance conditions as of the grant date, using a Monte Carlo simulation model. No amounts will be earned until the end of the three-year performance period on December 31, 2016. The value then can be earned based on performance ranging from 0 to 200%, as established by the Compensation Committee. The aggregate grant date fair value of the performance shares granted in 2014 to Ms. Terry and Messrs. Connally, Teel, Burroughs, and Fletcher, assuming that the highest level of performance is achieved, is $195,808, $621,212, $182,520, $96,102, and $101,358, respectively (200% of the amount shown in the table). Because Mr. Jacob retired from Gulf Power on May 3, 2014, the maximum amount he could earn is $21,398, which is prorated based on the number of months he was employed during the performance period. See Note 8 to the financial statements of Gulf Power in Item 8 herein for a discussion of the assumptions used in calculating these amounts.

III-22

    Table of Contents                                Index to Financial Statements

Column (f)

This column reports the aggregate grant date fair value of stock options granted in the applicable year. See Note 8 to the financial statements of Gulf Power in Item 8 herein for a discussion of the assumptions used in calculating these amounts.

Column (g)

The amounts in this column are the payouts under the annual Performance Pay Program. The amount reported for the Performance Pay Program is for the one-year performance period that ended on December 31, 2014. The Performance Pay Program is described in detail in the CD&A.

Column (h)

This column reports the aggregate change in the actuarial present value of each named executive officer's accumulated benefit under the Pension Plan and the supplemental pension plans (collectively, Pension Benefits) as of December 31, 2012, 2013, and 2014. Because Mr. Jacob retired in 2014, the amount reported for him in 2014 reflects the actual benefits expected to be paid after the measurement date. The Pension Benefits as of each measurement date are based on the named executive officer's age, pay, and service accruals and the plan provisions applicable as of the measurement date. The actuarial present values as of each measurement date reflect the assumptions Gulf Power selected for cost purposes as of that measurement date; however, the named executive officers were assumed to remain employed at Gulf Power or any Southern Company subsidiary until their benefits commence at the pension plans' stated normal retirement date, generally age 65. As a result, the amounts in column (h) related to Pension Benefits represent the combined impact of several factors: growth in the named executive officer's Pension Benefits over the measurement year; impact on the total present values of one year shorter discounting period due to the named executive officer being one year closer to normal retirement; impact on the total present values attributable to changes in assumptions from measurement date to measurement date; and impact on the total present values attributable to plan changes between measurement dates. In general, all of the named executive officers saw an increase in their pension values due to a decrease in discount rates and updated mortality rates.

For more information about the Pension Benefits and the assumptions used to calculate the actuarial present value of accumulated benefits as of December 31, 2014, see the information following the Pension Benefits table. The key differences between assumptions used for the actuarial present values of accumulated benefits calculations as of December 31, 2013 and December 31, 2014 are:

•	Discount rate for the Pension Plan was decreased to 4.20% as of December 31, 2014 from 5.05% as of December 31, 2013,

•	Discount rate for the supplemental pension plans was decreased to 3.75% as of December 31, 2014 from 4.50% as of December 31, 2013, and

•	Mortality rates for all plans were updated due to the release of new mortality tables.

This column also reports above-market earnings on deferred compensation under the Deferred Compensation Plan (DCP). However, there were no above-market earnings on deferred compensation in the years reported.

Column (i)

This column reports the following items: perquisites; severance payments; tax reimbursements; employer contributions in 2014 to the Southern Company Employee Savings Plan (ESP), which is a tax-qualified defined contribution plan intended to meet requirements of Section 401(k) of the Internal Revenue Code of 1986, as amended (Code); and contributions in 2014 under the Southern Company Supplemental Benefit Plan (Non-Pension Related) (SBP). The SBP is described more fully in the information following the Nonqualified Deferred Compensation table.

The amounts reported for 2014 are itemized below.

III-23

    Table of Contents                                Index to Financial Statements

	Perquisites ($)	Severance Payments ($)	Tax Reimbursements ($)	ESP ($)	SBP ($)	Total ($)
S. W. Connally, Jr.	5,858	—	—	11,709	8,381	25,948
R. S. Teel	4,937	—	314	11,915	—	17,166
M. L. Burroughs	1,203	—	102	8,588	—	9,893
J. R. Fletcher	48,432	—	30,087	11,452	—	89,971
P. B. Jacob	6,997	667,768	1,899	4,903	—	681,567
B. C. Terry	5,446	—	515	11,165	538	17,664

Description of Perquisites

Personal Financial Planning is provided for most officers of Gulf Power, including all of the named executive officers. Gulf Power pays for the services of a financial planner on behalf of the officers, up to a maximum amount of $8,700 per year, after the initial year that the benefit is provided. In the initial year, the allowed amount is $15,000. Gulf Power also provides a five-year allowance of $6,000 for estate planning and tax return preparation fees.

Relocation Benefits are provided to cover the costs associated with geographic relocation. In 2014, Mr. Fletcher received relocation-related benefits in the amount of $37,322 in connection with his 2014 relocation from Atlanta, Georgia to Pensacola, Florida. This amount was for the shipment of household goods, incidental expenses related to his move, and home sale and home repurchase assistance. Also, as provided in Gulf Power's relocation policy, tax assistance is provided on the taxable relocation benefits. If Mr. Fletcher terminates within two years of his relocation, these amounts must be repaid.

Personal Use of Corporate Aircraft. The Southern Company system has aircraft that are used to facilitate business travel. All flights on these aircraft must have a business purpose, except limited personal use that is associated with business travel is permitted for the President and Chief Executive Officer. The amount reported for such personal use is the incremental cost of providing the benefit, primarily fuel costs. Also, if seating is available, Southern Company permits a spouse or other family member to accompany an employee on a flight. However, because in such cases the aircraft is being used for a business purpose, there is no incremental cost associated with the family travel, and no amounts are included for such travel. Any additional expenses incurred that are related to family travel are included. In connection with Mr. Fletcher's relocation from Atlanta, Georgia to Pensacola, Florida, Mr. Connally approved personal use of the corporate aircraft for one round-trip flight per month for six months. The perquisite amount shown for Mr. Fletcher includes $8,847 for this approved use of corporate aircraft.

Other Miscellaneous Perquisites. The amount included reflects the full cost to Gulf Power of providing the following items: personal use of company-provided tickets for sporting and other entertainment events and gifts distributed to and activities provided to attendees at company-sponsored events.

III-24

    Table of Contents                                Index to Financial Statements

GRANTS OF PLAN-BASED AWARDS IN 2014

This table provides information on stock option grants made and goals established for future payouts under the performance-based compensation programs during 2014 by the Compensation Committee.

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#) (i)	Exercise or Base Price of Option Awards ($/Sh) (j)	Grant Date Fair Value of Stock and Option Awards ($) (k)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
S. W. Connally, Jr.		2,389	238,945	477,890
	2/10/2014				82	8,274	16,548			310,606
	2/10/2014							94,130	41.28	207,086
R. S. Teel		1,141	114,077	228,154
	2/10/2014				24	2,431	4,862			91,260
	2/10/2014							27,655	41.28	60,841
M. L. Burroughs		801	80,133	160,265
	2/10/2014				12	1,280	2,560			48,051
	2/10/2014							14,569	41.28	32,052
J. R. Fletcher		1,013	101,343	202,686
	2/10/2014				13	1,350	2,700			50,679
	2/10/2014							15,364	41.28	33,801
P. B. Jacob		401	40,146	80,292
	2/10/2014				25	2,561	5,122			96,140
	2/10/2014							29,139	41.28	64,106
B. C. Terry		1,224	122,418	244,836
	2/10/2014				26	2,608	5,216			97,904
	2/10/2014							29,676	41.28	65,287

Columns (c), (d), and (e)

These columns reflect the annual Performance Pay Program opportunity granted to the named executive officers in 2014 as described in the CD&A. The information shown as "Threshold," "Target," and "Maximum" reflects the range of potential payouts established by the Compensation Committee. The actual amounts earned are disclosed in the Summary Compensation Table. The amounts shown for Mr. Jacob are prorated based on the amount of time he was employed at Gulf Power in 2014. The amounts shown for Mr. Fletcher reflect the increase in salary and annual Performance Pay Program opportunity he received after his promotion to Vice President of Gulf Power on March 29, 2014.

Columns (f), (g), and (h)

These columns reflect the performance shares granted to the named executive officers in 2014 as described in the CD&A. The information shown as "Threshold," "Target," and "Maximum" reflects the range of potential payouts established by the Compensation Committee. Earned performance shares will be paid out in Common Stock following the end of the 2014 through 2016 performance period, based on the extent to which the performance goals are achieved. Any shares not earned are forfeited.

The number of shares shown for Mr. Jacob reflects the full grant he received in February 2014. However, since Mr. Jacob retired in May 2014, the ultimate number of performance shares he will receive will be prorated based on the number of months he was employed by the Southern Company system during the performance period.

Columns (i) and (j)

Column (i) reflects the number of stock options granted to the named executive officers in 2014, as described in the CD&A, and column (j) reflects the exercise price of the stock options, which was the closing price on the grant date.

III-25

    Table of Contents                                Index to Financial Statements

Column (k)

This column reflects the aggregate grant date fair value of the performance shares and stock options granted in 2014. For performance shares, the value is based on the probable outcome of the performance conditions as of the grant date using a Monte Carlo simulation model. For stock options, the value is derived using the Black-Scholes stock option pricing model.

The assumptions used in calculating these amounts are discussed in Note 8 to the financial statements of Gulf Power in Item 8 herein.

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR-END

This table provides information pertaining to all outstanding stock options and stock awards (performance shares) held by or granted to the named executive officers as of December 31, 2014.

Name (a)	Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options Exercisable (#) (b)	Number of Securities Underlying Unexercised Options Unexercisable (#) (c)	Option Exercise Price ($) (d)	Option Expiration Date (e)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (f)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (g)
S. W. Connally, Jr.	8,521 14,392 16,100 10,702 22,302 0	0 0 0 5,351 44,603 94,130	35.78 31.39 37.97 44.42 44.06 41.28	02/18/2018 02/16/2019 02/14/2021 02/13/2022 02/11/2023 02/10/2024	7,235 8,274	355,311 406,336
R. S. Teel	9,078 9,332 9,629 16,774 11,284 6,747 0	0 0 0 0 5,642 13,493 27,655	35.78 31.39 31.17 37.97 44.42 44.06 41.28	02/18/2018 02/16/2019 02/15/2020 02/14/2021 02/13/2022 02/11/2023 02/10/2024	2,188 2,431	107,453 119,386
M. L. Burroughs	289 1,604 2,610 1,207 8,956 5,953 3,553 0	0 0 0 0 0 2,976 7,104 14,569	33.81 36.42 35.78 31.17 37.97 44.42 44.06 41.28	02/20/2016 02/19/2017 02/18/2018 02/15/2020 02/14/2021 02/13/2022 02/11/2023 02/10/2024	1,152 1,280	56,575 62,861
J. R.Fletcher	3,376 6,247 3,728 0	0 3,124 7,456 15,364	37.97 44.42 44.06 41.28	02/14/2021 02/13/2022 02/11/2023 02/10/2024	1,209 1,350	59,374 66,299
P. B. Jacob	0	0			2,306 2,561	113,248 125,771
B. C. Terry	12,918 18,574 12,109 7,240 0	0 0 6,054 14,479 29,676	35.78 37.97 44.42 44.06 41.28	02/18/2018 02/14/2021 02/13/2022 02/11/2023 02/10/2024	2,348 2,608	115,310 128,079

III-26

    Table of Contents                                Index to Financial Statements

Columns (b), (c), (d), and (e)

Stock options vest one-third per year on the anniversary of the grant date. Options granted from 2006 through 2011 with expiration dates from 2016 through 2021 were fully vested as of December 31, 2014. The options granted in 2012, 2013, and 2014 become fully vested as shown below.

Year Option Granted	Expiration Date	Date Fully Vested
2012	February 13, 2022	February 13, 2015
2013	February 11, 2023	February 11, 2016
2014	February 10, 2024	February 10, 2017

Options also fully vest upon death, total disability, or retirement and expire three years following death or total disability or five years following retirement, or on the original expiration date if earlier. Please see Potential Payments upon Termination or Change in Control for more information about the treatment of stock options under different termination and change-in-control events.

Columns (f) and (g)

In accordance with SEC rules, column (f) reflects the target number of performance shares that can be earned at the end of each three-year performance period (December 31, 2015 and 2016) that were granted in 2013 and 2014, respectively. The performance shares granted for the 2012 through 2014 performance period vested December 31, 2014 and are shown in the Option Exercises and Stock Vested in 2014 table below. The value in column (g) is derived by multiplying the number of shares in column (f) by the Common Stock closing price on December 31, 2014 ($49.11). The ultimate number of shares earned, if any, will be based on the actual performance results at the end of each respective performance period. The ultimate number of shares earned by Mr. Jacob will be prorated based on the number of months he was employed by the Southern Company system during the performance periods. See further discussion of performance shares in the CD&A. See also Potential Payments upon Termination or Change in Control for more information about the treatment of performance shares under different termination and change-in-control events.

OPTION EXERCISES AND STOCK VESTED IN 2014

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
S. W. Connally, Jr.	21,795	274,917	272	13,358
R. S. Teel	15,265	168,574	287	14,095
M. L. Burroughs	—	—	151	7,416
J. R. Fletcher	6,905	58,915	159	7,808
P. B. Jacob	112,474	758,786	238	11,688
B. C. Terry	39,302	494,815	308	15,126

Columns (b) and (c)

Column (b) reflects the number of shares acquired upon the exercise of stock options during 2014 and column (c) reflects the value realized. The value realized is the difference in the market price over the exercise price on the exercise date.

Columns (d) and (e)

Column (d) includes the performance shares awarded for the 2012 through 2014 performance period that vested on December 31, 2014. The value reflected in column (e) is derived by multiplying the number of shares in column (d) by the market value of the underlying shares on the vesting date ($49.11).

III-27

    Table of Contents                                Index to Financial Statements

PENSION BENEFITS AT 2014 FISCAL YEAR-END

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
S.W. Connally, Jr.	Pension Plan SBP-P SERP	23.17 23.17 23.17	595,352 454,047 351,143	0 0 0
R. S. Teel	Pension Plan SBP-P SERP	14.33 14.33 14.33	349,590 42,360 95,548	0 0 0
M. L. Burroughs	Pension Plan SBP-P SERP	22.58 22.58 22.58	637,373 64,888 133,832	0 0 0
J. R. Fletcher	Pension Plan SBP-P SERP	24.58 24.58 24.58	585,977 101,222 176,582	0 0 0
P. B. Jacob	Pension Plan SBP-P SERP	30.75 30.75 30.75	1,419,925 269,172 263,763	46,851 28,796 28,218
B. C. Terry	Pension Plan SBP-P SERP SRA	12.50 12.50 12.50 10.00	334,389 52,591 90,190 397,417	0 0 0 0

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

The 1.7% offset formula amount equals 1.7% of final average pay times years of participation less an offset related to Social Security benefits. The offset equals a service ratio times 50% of the anticipated Social Security benefits in excess of $4,200. The service ratio adjusts the offset for the portion of a full career that a participant has worked. The highest three rates of pay out of a participant's last 10 calendar years of service are averaged to derive final average pay. The rates of pay considered for this formula are the base salary rates with no adjustments for voluntary deferrals after 2008. A statutory limit restricts the amount considered each year; the limit for 2014 was $260,000.

The 1.25% formula amount equals 1.25% of final average pay times years of participation. For this formula, the final average pay computation is the same as above, but annual performance-based compensation earned each year is added to the base salary rates of pay.

Early retirement benefits become payable once plan participants have, during employment, attained age 50 and completed 10 years of participation. Participants who retire early from active service receive benefits equal to the amounts computed using the same formulas employed at normal retirement. However, a 0.3% reduction applies for each month (3.6% for each year) prior to normal retirement that participants elect to have their benefit payments commence. For example, 64% of the formula benefits are payable starting at age 55. As of December 31, 2014, Ms. Terry and Messrs. Connally, Fletcher, and Teel were not retirement-eligible.

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

Participants vest in the Pension Plan after completing five years of service. As of December 31, 2014, all of the named executive officers are vested in their Pension Plan benefits. Participants who terminate employment after vesting can elect to have their pension

III-28

    Table of Contents                                Index to Financial Statements

benefits commence at age 50 if they participated in the Pension Plan for 10 years. If such an election is made, the early retirement reductions that apply are actuarially determined factors and are larger than 0.3% per month.

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

If participants become totally disabled, periods that Social Security or employer-provided disability income benefits are paid will count as service for benefit calculation purposes. The crediting of this additional service ceases at the point a disabled participant elects to commence retirement payments. Outside of this extra service crediting, the normal Pension Plan provisions apply to disabled participants.

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

The amounts paid by the SBP-P are based on the additional monthly benefit that the Pension Plan would pay if the statutory limits and pay deferrals were ignored. When a SBP-P participant separates from service, vested monthly benefits provided by the benefit formulas are converted into a single sum value. It equals the present value of what would have been paid monthly for an actuarially determined average post-retirement lifetime. The discount rate used in the calculation is based on the 30-year U.S. Treasury yields for the September preceding the calendar year of separation, but not more than six percent.

Vested participants terminating prior to becoming eligible to retire will be paid their single sum value as of September 1 following the calendar year of separation. If the terminating participant is retirement-eligible, the single sum value will be paid in 10 annual installments starting shortly after separation. The unpaid balance of a retiree's single sum will be credited with interest at the prime rate published in The Wall Street Journal. If the separating participant is a "key man" under Section 409A of the Code, the first installment will be delayed for six months after the date of separation.

If a SBP-P participant dies after becoming vested in the Pension Plan, the spouse of the deceased participant will receive the installments the participant would have been paid upon retirement. If a vested participant's death occurs prior to age 50, the installments will be paid to a spouse as if the participant had survived to age 50.

The Southern Company Supplemental Executive Retirement Plan (SERP)

The SERP is also an unfunded retirement plan that is not tax qualified. This plan provides high-paid employees additional benefits that the Pension Plan and the SBP-P would pay if the 1.7% offset formula calculations reflected a portion of annual performance-based compensation. To derive the SERP benefits, a final average pay is determined reflecting participants' base rates of pay and their annual performance-based compensation amounts, whether or not deferred, to the extent they exceed 15% of those base rates (ignoring statutory limits). This final average pay is used in the 1.7% offset formula to derive a gross benefit. The Pension Plan and the SBP-P benefits are subtracted from the gross benefit to calculate the SERP benefit. The SERP's early retirement, survivor benefit, disability, and form of payment provisions mirror the SBP-P's provisions. However, except upon a change in control, SERP benefits do not vest until participants retire, so no benefits are paid if a participant terminates prior to becoming retirement-eligible. More information about vesting and payment of SERP benefits following a change in control is included under Potential Payments upon Termination or Change in Control.

Supplemental Retirement Agreements (SRA)

Gulf Power also provides supplemental retirement benefits to certain employees that were first employed by Gulf Power, or an affiliate of Gulf Power, in the middle of their careers and generally provide for additional retirement benefits by giving credit for years of employment prior to employment with Gulf Power or one of its affiliates. These supplemental retirement benefits are also unfunded and not tax qualified. Information about the SRA with Ms. Terry is included in the CD&A.

III-29

    Table of Contents                                Index to Financial Statements

Pension Benefit Assumptions

The following assumptions were used in the present value calculations for all pension benefits:

●	Discount rate - 4.20% Pension Plan and 3.75% supplemental plans as of December 31, 2014,
●	Retirement date - Normal retirement age (65 for all named executive officers),
●	Mortality after normal retirement - RP-2014 with generational projections,
●	Mortality, withdrawal, disability, and retirement rates prior to normal retirement - None,
●	Form of payment for Pension Benefits:
	o	Male retirees: 25% single life annuity; 25% level income annuity; 25% joint and 50% survivor annuity; and 25% joint and 100% survivor annuity,
	o	Female retirees: 75% single life annuity; 15% level income annuity; 5% joint and 50% survivor annuity; and 5% joint and 100% survivor annuity,
●	Spouse ages - Wives two years younger than their husbands,
●	Annual performance-based compensation earned but unpaid as of the measurement date - 130% of target opportunity percentages times base rate of pay for year amount is earned, and
●	Installment determination - 3.75% discount rate for single sum calculation and 4.25% prime rate during installment payment period.

For all of the named executive officers, the number of years of credited service for the Pension Plan, the SBP-P, and the SERP is one year less than the number of years of employment.

Columns (d) and (e)

For Mr. Jacob, who retired May 3, 2014, column (d) reflects the actual benefits expected to be paid, and column (e) reflects the actual amount paid under the Pension Plan, the SBP-P, and the SERP in 2014, as described above.

NONQUALIFIED DEFERRED COMPENSATION AS OF 2014 FISCAL YEAR-END

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
S. W. Connally, Jr.	—	8,381	6,690	—	127,836
R. S. Teel	—	—	33	—	162
M. L. Burroughs	—	—	—	—	—
J. R. Fletcher	—	—	—	—	—
P. B. Jacob	8,524	—	45,110	49,994	413,995
B. C. Terry	43,405	538	25,998	—	270,397

Southern Company provides the DCP which is designed to permit participants to defer income as well as certain federal, state, and local taxes until a specified date or their retirement or other separation from service. Up to 50% of base salary and up to 100% of performance-based non-equity compensation may be deferred at the election of eligible employees. All of the named executive officers are eligible to participate in the DCP.

Participants have two options for the deemed investments of the amounts deferred - the Stock Equivalent Account and the Prime Equivalent Account. Under the terms of the DCP, participants are permitted to transfer between investments at any time.
The amounts deferred in the Stock Equivalent Account are treated as if invested at an equivalent rate of return to that of an actual investment in Common Stock, including the crediting of dividend equivalents as such are paid by Southern Company from time to time. It provides participants with an equivalent opportunity for the capital appreciation (or loss) and income of that of a Southern Company stockholder. During 2014, the rate of return in the Stock Equivalent Account was 25.27%.

Alternatively, participants may elect to have their deferred compensation deemed invested in the Prime Equivalent Account which is treated as if invested at a prime interest rate compounded monthly, as published in The Wall Street Journal as the base rate on

III-30

    Table of Contents                                Index to Financial Statements

corporate loans posted as of the last business day of each month by at least 75% of the United States' largest banks. The interest rate earned on amounts deferred during 2014 in the Prime Equivalent Account was 3.25%.

Column (b)

This column reports the actual amounts of compensation deferred under the DCP by each named executive officer in 2014. The amount of salary deferred by the named executive officers, if any, is included in the Salary column in the Summary Compensation Table. The amounts of performance-based compensation deferred in 2014 were the amounts that were earned as of December 31, 2013 but not payable until the first quarter of 2014. These amounts are not reflected in the Summary Compensation Table because that table reports performance-based compensation that was earned in 2014, but not payable until early 2015. These deferred amounts may be distributed in a lump sum or in up to 10 annual installments at termination of employment or in a lump sum at a specified date, at the election of the participant.

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

Column (f)

This column includes amounts that were deferred under the DCP and contributions under the SBP in prior years and reported in Gulf Power's prior years' Information Statements or Annual Reports on Form 10-K. The following chart shows the amounts reported in Gulf Power's prior years' Information Statements or Annual Reports on Form 10-K.

	Amounts Deferred under the DCP Prior to 2014 and Reported in Prior Years' Information Statements or Annual Reports on Form 10-K	Employer Contributions under the SBP Prior to 2014 and Reported in Prior Years' Information Statements or Annual Reports on Form 10-K	Total
Name	($)	($)	($)
S. W. Connally, Jr.	31,742	10,506	42,248
R. S. Teel	—	—	—
M. L. Burroughs	—	—	—
J. R. Fletcher	—	—	—
P. B. Jacob	282,289	23,274	305,563
B. C. Terry	243,752	950	244,702

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

This section describes and estimates payments that could be made to the named executive officers serving as of December 31, 2014 under different termination and change-in-control events. The estimated payments would be made under the terms of Southern Company's compensation and benefit program or the change-in-control severance program. All of the named executive officers are participants in Southern Company's change-in-control severance program for officers. The amount of potential payments is calculated as if the triggering events occurred as of December 31, 2014 and assumes that the price of Common Stock is the closing market price on December 31, 2014.

III-31

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

Change-in-Control-Related Events
At the Southern Company or Gulf Power level:

●
Southern Company Change-in-Control I - Consummation of an acquisition by another entity of 20% or more of Common Stock, or following consummation of a merger with another entity Southern Company's stockholders own 65% or less of the entity surviving the merger.

●
Southern Company Change-in-Control II - Consummation of an acquisition by another entity of 35% or more of Common Stock, or following consummation of a merger with another entity Southern Company shareholders own less than 50% of Southern Company surviving the merger.

●	Southern Company Termination - Consummation of a merger or other event and Southern Company is not the surviving company or the Common Stock is no longer publicly traded.
●
Gulf Power Change in Control - Consummation of an acquisition by another entity, other than another subsidiary of Southern Company, of 50% or more of the stock of Gulf Power, consummation of a merger with another entity and Gulf Power is not the surviving company, or the sale of substantially all the assets of Gulf Power.

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

III-32

    Table of Contents                                Index to Financial Statements

The following chart describes the treatment of different pay and benefit elements in connection with the Traditional Termination Events as described above.

Program	Retirement/ Retirement- Eligible	Lay Off (Involuntary Termination Not For Cause)	Resignation	Death or Disability	Involuntary Termination (For Cause)
Pension Benefits Plans	Benefits payable as described in the notes following the Pension Benefits table.	Same as Retirement.	Same as Retirement.	Same as Retirement.	Same as Retirement.
Annual Performance Pay Program	Prorated if retire before 12/31.	Same as Retirement.	Forfeit.	Same as Retirement.	Forfeit.
Stock Options	Vest; expire earlier of original expiration date or five years.	Vested options expire in 90 days; unvested are forfeited.	Same as Lay Off.	Vest; expire earlier of original expiration date or three years.	Forfeit.
Performance Shares	Prorated if retire prior to end of performance period.	Forfeit.	Forfeit.	Same as Retirement.	Forfeit.
Financial Planning Perquisite	Continues for one year.	Terminates.	Terminates.	Same as Retirement.	Terminates.
Deferred Compensation Plan	Payable per prior elections (lump sum or up to 10 annual installments).	Same as Retirement.	Same as Retirement.	Payable to beneficiary or participant per prior elections. Amounts deferred prior to 2005 can be paid as a lump sum per the benefit administration committee's discretion.	Same as Retirement.
SBP - non-pension related	Payable per prior elections (lump sum or up to 20 annual installments).	Same as Retirement.	Same as Retirement.	Same as the Deferred Compensation Plan.	Same as Retirement.

The following chart describes the treatment of payments under compensation and benefit programs under different change-in-control events, except the Pension Plan. The Pension Plan is not affected by change-in-control events.

III-33

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

III-34

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

Potential Payments
This section describes and estimates payments that would become payable to the named executive officers upon a termination or change in control as of December 31, 2014.

Pension Benefits
The amounts that would have become payable to the named executive officers if the Traditional Termination Events occurred as of December 31, 2014 under the Pension Plan, the SBP-P, the SERP, and, if applicable, an SRA are itemized in the following chart. The amounts shown under the Retirement column are amounts that would have become payable to the named executive officers that were retirement-eligible on December 31, 2014 and are the monthly Pension Plan benefits and the first of 10 annual installments from the SBP-P and the SERP. The amounts shown under the Resignation or Involuntary Termination column are the amounts that would have become payable to the named executive officers who were not retirement-eligible on December 31, 2014 and are the monthly Pension Plan benefits that would become payable as of the earliest possible date under the Pension Plan and the single sum value of benefits earned up to the termination date under the SBP-P, paid as a single payment rather than in 10 annual installments. Benefits under the SERP would be forfeited. The amounts shown that are payable to a spouse in the event of the death of the named executive officer are the monthly amounts payable to a spouse under the Pension Plan and the first of 10 annual installments from the SBP-P and the SERP. The amounts in this chart are very different from the pension values shown in the Summary Compensation Table and the Pension Benefits table. Those tables show the present values of all the benefit amounts anticipated to be paid over the lifetimes of the named executive officers and their spouses. Those plans are described in the notes following the Pension Benefits table. Of the named executive officers, Ms. Terry and Messrs. Connally, Fletcher, and Teel were not retirement-eligible on December 31, 2014. The SRA for Ms. Terry contains an additional service requirement for benefit eligibility which was not met as of December 31, 2014. Therefore she was not eligible to receive retirement benefits under the agreement. However, death benefits would be paid to her surviving spouse.

III-35

    Table of Contents                                Index to Financial Statements

Name	Retirement ($)		Resignation or Involuntary Termination ($)	Death (payments to a spouse) ($)
S. W. Connally, Jr.	Pension	n/a	2,182	3,583
	SBP-P	n/a	453,210	58,157
	SERP	n/a	—	44,977
R. S. Teel	Pension	n/a	1,301	2,163
	SBP-P	n/a	42,275	5,510
	SERP	n/a	—	12,428
M. L. Burroughs	Pension	3,657	All plans treated as retiring	2,697
	SBP-P	7,426		7,426
	SERP	15,316		15,316
J. R. Fletcher	Pension	n/a	1,883	3,093
	SBP-P	n/a	101,166	11,468
	SERP	n/a	—	20,006
B. C. Terry	Pension	n/a	1,181	1,940
	SBP-P	n/a	52,331	6,861
	SERP	n/a	—	11,767
	SRA	n/a	—	51,850

As described in the Change-in-Control chart, the only change in the form of payment, acceleration, or enhancement of the pension benefits is that the single sum value of benefits earned up to the change-in-control date under the SBP-P, the SERP, and the SRA could be paid as a single payment rather than in 10 annual installments. Also, the SERP benefits vest for participants who are not retirement-eligible upon a change in control. Estimates of the single sum payment that would have been made to the named executive officers, assuming termination as of December 31, 2014 following a change-in-control-related event, other than a Southern Company Change-in-Control I (which does not impact how pension benefits are paid), are itemized below. These amounts would be paid instead of the benefits shown in the Traditional Termination Events chart above; they are not paid in addition to those amounts.

Name	SBP-P ($)	SERP ($)	SRA ($)	Total ($)
S. W. Connally, Jr.	443,482	342,972	—	786,454
R. S. Teel	41,367	93,310	—	134,677
M. L. Burroughs	74,260	153,162	—	227,422
J. R. Fletcher	98,994	172,695	—	271,689
B. C. Terry	51,207	87,817	386,959	525,983

The pension benefit amounts in the tables above were calculated as of December 31, 2014 assuming payments would begin as soon as possible under the terms of the plans. Accordingly, appropriate early retirement reductions were applied. Any unpaid annual performance-based compensation was assumed to be paid at 1.30 times the target level. Pension Plan benefits were calculated assuming each named executive officer chose a single life annuity form of payment, because that results in the greatest monthly benefit. The single sum values were based on a 3.79% discount rate.

Annual Performance Pay Program
The amount payable if a change in control had occurred on December 31, 2014 is the greater of target or actual performance. Because actual payouts for 2014 performance were above the target level, the amount that would have been payable was the actual amount paid as reported in the CD&A.

III-36

    Table of Contents                                Index to Financial Statements

Stock Options and Performance Shares (Equity Awards)
Equity Awards would be treated as described in the Termination and Change-in-Control charts above. Under a Southern Company Termination, all Equity Awards vest. In addition, if there is an Involuntary Change-in-Control Termination or Voluntary Change-in-Control Termination for Good Reason, Equity Awards vest. There is no payment associated with Equity Awards unless there is a Southern Company Termination and the participants' Equity Awards cannot be converted into surviving company awards. In that event, the value of outstanding Equity Awards would be paid to the named executive officers. For stock options, the value is the excess of the exercise price and the closing price of Common Stock on December 31, 2014. The value of performance shares is calculated using the closing price of Common Stock on December 31, 2014.

The chart below shows the number of stock options for which vesting would be accelerated under a Southern Company Termination and the amount that would be payable under a Southern Company Termination if there were no conversion to the surviving company's stock options. It also shows the number and value of performance shares that would be paid.

			Total Number of
	Number of Equity		Equity Awards		Total Payable in
	Awards with		Following		Cash without
	Accelerated Vesting (#)		Accelerated Vesting (#)		Conversion of
	Stock	Performance	Stock	Performance	Equity
Name	Options	Shares	Options	Shares	Awards ($)
S. W. Connally, Jr.	144,084	15,509	216,101	15,509	2,459,809
R. S. Teel	46,790	4,619	109,634	4,619	1,270,952
M. L. Burroughs	24,649	2,432	48,821	2,432	510,197
J. R. Fletcher	25,944	2,559	39,295	2,559	384,010
B. C. Terry	50,209	4,956	101,050	4,956	1,049,729

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

Healthcare Benefits
Mr. Burroughs is retirement-eligible. Healthcare benefits are provided to retirees, and there is no incremental payment associated with the termination or change-in-control events. Because the other named executive officers were not retirement-eligible at the end of 2014, healthcare benefits would not become available until each reaches age 50, except in the case of a change-in-control-related termination, as described in the Change-in-Control-Related Events chart. The estimated cost of providing healthcare insurance premiums for up to a maximum of two years for Ms. Terry and Messrs. Fletcher and Teel is $11,322, $29,563, and $29,563, respectively. The estimated cost of providing healthcare insurance premiums for up to a maximum of three years for Mr. Connally is $46,028.

Financial Planning Perquisite
An additional year of the Financial Planning perquisite, which is set at a maximum of $8,700 per year, will be provided after retirement for retirement-eligible named executive officers.

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

III-37

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

The table below estimates the severance payments that would be made to the named executive officers if they were terminated as of December 31, 2014 in connection with a change in control.

Name	Severance Amount ($)
S. W. Connally, Jr.	1,274,374
R. S. Teel	367,581
M. L. Burroughs	280,464
J. R. Fletcher	332,667
B. C. Terry	394,457

III-38

    Table of Contents                                Index to Financial Statements

DIRECTOR COMPENSATION
Only non-employee directors of Gulf Power are compensated for service on the board of directors.
During 2014, the pay components for non-employee directors were:

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
DIRECTOR DEFERRED COMPENSATION PLAN
Any deferred quarterly equity grants or stock retainers are required to be deferred in the Deferred Compensation Plan For Directors of Gulf Power Company (Director Deferred Compensation Plan) and are invested in Common Stock units which earn dividends as if invested in Common Stock. Earnings are reinvested in additional stock units. Upon leaving the board, distributions are made in shares of Common Stock or cash.
In addition, directors may elect to defer up to 100% of their remaining compensation in the Director Deferred Compensation Plan until membership on the board ends. Deferred compensation may be invested as follows, at the director's election:

•	in Common Stock units which earn dividends as if invested in Common Stock and are distributed in shares of Common Stock or cash upon leaving the board;

•	at prime interest which is paid in cash upon leaving the board.
All investments and earnings in the Director Deferred Compensation Plan are fully vested and, at the election of the director, may be distributed in a lump sum payment or in up to 10 annual distributions after leaving the board.

DIRECTOR COMPENSATION TABLE
The following table reports all compensation to Gulf Power's non-employee directors during 2014, including amounts deferred in the Director Deferred Compensation Plan. Non-employee directors do not receive Non-Equity Incentive Plan Compensation or stock option awards, and there is no pension plan for non-employee directors.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Allan G. Bense	24,400	19,500	0	138	44,038
Deborah H. Calder	24,400	19,500	0	79	43,979
William C. Cramer, Jr.	24,400	19,500	0	79	43,979
Julian B. MacQueen	24,400	19,500	0	138	44,038
J. Mort O'Sullivan III	24,400	19,500	0	303	44,203
Michael T. Rehwinkel	24,400	19,500	0	138	44,038
Winston E. Scott	23,200	19,500	0	107	42,807

(1)	Includes amounts voluntarily deferred in the Director Deferred Compensation Plan.

(2)	Includes fair market value of equity grants on grant dates. All such stock awards are vested immediately upon grant.

(3)	Consists of reimbursement for taxes on imputed income associated with gifts and activities provided to attendees at Southern Company system-sponsored events.

COMPENSATION RISK ASSESSMENT
Southern Company reviewed its compensation policies and practices, including those of Gulf Power, and concluded that excessive risk-taking is not encouraged. This conclusion was based on an assessment of the mix of pay components and performance goals, the

III-39

    Table of Contents                                Index to Financial Statements

annual pay/performance analysis by the Compensation Committee's independent consultant, stock ownership requirements, compensation governance practices, and the claw-back provision. The assessment was reviewed with the Compensation Committee.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Compensation Committee is made up of non-employee directors of Southern Company who have never served as executive officers of Southern Company or Gulf Power. During 2014, none of Southern Company's or Gulf Power's executive officers served on the board of directors of any entities whose directors or executive officers serve on the Compensation Committee.

III-40

    Table of Contents                                Index to Financial Statements

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership (Applicable to Gulf Power only).

Security Ownership of Certain Beneficial Owners. Southern Company is the beneficial owner of 100% of the outstanding common stock of Gulf Power. The number of outstanding shares reported in the table below is as of January 31, 2015.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	The Southern Company 30 Ivan Allen Jr. Boulevard, N.W. Atlanta, Georgia 30308		100%
	Registrant: Gulf Power	5,642,717
Security Ownership of Management. The following tables show the number of shares of Common Stock owned by the directors, nominees, and executive officers as of December 31, 2014. It is based on information furnished by the directors, nominees, and executive officers. The shares beneficially owned by all directors, nominees, and executive officers as a group constitute less than one percent of the total number of shares of Common Stock outstanding on December 31, 2014.

		Shares Beneficially Owned Include:
Name of Directors, Nominees, and Executive Officers	Shares Beneficially Owned (1)	Deferred Stock Units (2)	Shares Individuals Have Rights to Acquire Within 60 Days (3)
S. W. Connally, Jr.	140,553	0	131,046
Allan G. Bense	3,350	0	0
Deborah H. Calder	2,503	1,999	0
William C. Cramer, Jr.	17,460	17,460	0
Julian B. MacQueen	963	—	0
J. Mort O'Sullivan III	3,721	3,721	0
Michael T. Rehwinkel	480	0	0
Winston E. Scott	7,592	0	0
Michael L. Burroughs	40,327	0	35,557
Jim R. Fletcher	32,455	0	29,391
Richard S. Teel	85,092	0	84,451
Bentina C. Terry	81,808	0	73,991
Directors, Nominees, and Executive Officers as a group (13 people)	431,770	23,180	366,319

(1)	"Beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security and/or investment power with respect to a security or any combination thereof.

(2)	Indicates the number of deferred stock units held under the Director Deferred Compensation Plan.

(3)	Indicates shares of Common Stock that certain executive officers have the right to acquire within 60 days. Shares indicated are included in the Shares Beneficially Owned column.
Changes in Control. Southern Company and Gulf Power know of no arrangements which may at a subsequent date result in any change in control.

III-41

    Table of Contents                                Index to Financial Statements

`

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

III-42

    Table of Contents                                Index to Financial Statements

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following represents the fees billed to Gulf Power and Southern Power for the last two fiscal years by Deloitte & Touche LLP, each company's principal public accountant for 2014 and 2013:

	2014	2013
	(in thousands)
Gulf Power
Audit Fees (1)	$1,427	$1,395
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	12	—
Total	$1,439	$1,395
Southern Power
Audit Fees (1)	$1,143	$1,159
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	2	—
Total	$1,145	$1,159

(1)	Includes services performed in connection with financing transactions.

The Southern Company Audit Committee (on behalf of Southern Company and its subsidiaries) adopted a Policy of Engagement of the Independent Auditor for Audit and Non-Audit Services that includes requirements for such Audit Committee to pre-approve audit and non-audit services provided by Deloitte & Touche LLP. All of the audit services provided by Deloitte & Touche LLP in fiscal years 2014 and 2013 (described in the footnotes to the table above) and related fees were approved in advance by the Southern Company Audit Committee.

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

THE SOUTHERN COMPANY

By:	Thomas A. Fanning
Chairman, President, and
Chief Executive Officer

By:	/s/Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	March 2, 2015
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

Thomas A. Fanning Chairman, President, Chief Executive Officer, and Director (Principal Executive Officer)

Art P. Beattie Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Ann P. Daiss Comptroller and Chief Accounting Officer (Principal Accounting Officer)
Directors:
Juanita Powell Baranco Jon A. Boscia Henry A. Clark III David J. Grain Veronica M. Hagen Warren A. Hood, Jr. Linda P. Hudson	Donald M. James John D. Johns Dale E. Klein William G. Smith, Jr. Steven R. Specker Larry D. Thompson E. Jenner Wood III

By:	/s/Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: March 2, 2015

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

ALABAMA POWER COMPANY

By:	Mark A. Crosswhite
Chairman, President, and Chief Executive Officer

By:	/s/Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	March 2, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Mark A. Crosswhite Chairman, President, Chief Executive Officer, and Director (Principal Executive Officer)

Philip C. Raymond Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

Anita Allcorn-Walker Vice President and Comptroller (Principal Accounting Officer)
Directors:
Whit Armstrong Ralph D. Cook David J. Cooper, Sr. Anthony A. Joseph Patricia M. King James K. Lowder	Malcolm Portera Robert D. Powers Catherine J. Randall C. Dowd Ritter James H. Sanford John Cox Webb, IV

By:	/s/Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: March 2, 2015

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

GEORGIA POWER COMPANY

By:	W. Paul Bowers
Chairman, President, and Chief Executive Officer

By:	/s/Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	March 2, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

W. Paul Bowers Chairman, President, Chief Executive Officer, and Director (Principal Executive Officer)

W. Ron Hinson Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

David P. Poroch Comptroller and Vice President (Principal Accounting Officer)
Directors:
Robert L. Brown, Jr. Anna R. Cablik Stephen S. Green Jimmy C. Tallent Charles K. Tarbutton	Beverly Daniel Tatum D. Gary Thompson Clyde C. Tuggle Richard W. Ussery

By:	/s/Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: March 2, 2015

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

GULF POWER COMPANY

By:	S. W. Connally, Jr.
President and Chief Executive Officer

By:	/s/Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	March 2, 2015
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

S. W. Connally, Jr. President, Chief Executive Officer, and Director (Principal Executive Officer)

Richard S. Teel Vice President and Chief Financial Officer (Principal Financial Officer)

Janet J. Hodnett Comptroller (Principal Accounting Officer)
Directors:
Allan G. Bense	J. Mort O'Sullivan, III
Deborah H. Calder	Michael T. Rehwinkel
William C. Cramer, Jr.	Winston E. Scott
Julian B. MacQueen

By:	/s/Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: March 2, 2015

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

MISSISSIPPI POWER COMPANY

By:	G. Edison Holland, Jr.
Chairman, President, and Chief Executive Officer

By:	/s/Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	March 2, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

G. Edison Holland, Jr. Chairman, President, Chief Executive Officer, and Director (Principal Executive Officer)

Moses H. Feagin Vice President, Treasurer, and Chief Financial Officer (Principal Financial Officer)

Cynthia F. Shaw Comptroller (Principal Accounting Officer)
Directors:
Carl J. Chaney	Christine L. Pickering
L. Royce Cumbest	Phillip J. Terrell
Thomas A. Dews	M. L. Waters
Mark E. Keenum

By:	/s/Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: March 2, 2015

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

SOUTHERN POWER COMPANY

By:	Oscar C. Harper IV
President and Chief Executive Officer

By:	/s/Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	March 2, 2015
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

Oscar C. Harper IV President, Chief Executive Officer, and Director (Principal Executive Officer)

William C. Grantham Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

Elliott L. Spencer Comptroller and Corporate Secretary (Principal Accounting Officer)
Directors:
Art P. Beattie	James Y. Kerr II
Thomas A. Fanning	Mark S. Lantrip
Kimberly S. Greene	Christopher C. Womack

By:	/s/Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: March 2, 2015

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of the registrant during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Southern Company
We have audited the consolidated financial statements of Southern Company and Subsidiaries (the Company) as of
December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and the Company's internal control over financial reporting as of December 31, 2014, and have issued our report thereon dated March 2, 2015; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company (page S-2) listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Deloitte & Touche LLP
Atlanta, Georgia
March 2, 2015

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Alabama Power Company
We have audited the financial statements of Alabama Power Company (the Company) (a wholly owned subsidiary of The Southern Company) as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and have issued our report thereon dated March 2, 2015; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company (Page S-3) listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/Deloitte & Touche LLP
Birmingham, Alabama
March 2, 2015

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Georgia Power Company
We have audited the financial statements of Georgia Power Company (the Company) (a wholly owned subsidiary of The Southern Company) as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and have issued our report thereon dated March 2, 2015; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company (Page S-4) listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/Deloitte & Touche LLP
Atlanta, Georgia
March 2, 2015

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Gulf Power Company
We have audited the financial statements of Gulf Power Company (the Company) (a wholly owned subsidiary of The Southern Company) as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and have issued our report thereon dated March 2, 2015; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company (Page S-5) listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/Deloitte & Touche LLP
Atlanta, Georgia
March 2, 2015

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Mississippi Power Company
We have audited the financial statements of Mississippi Power Company (the Company) (a wholly owned subsidiary of The Southern Company) as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and have issued our report thereon dated March 2, 2015; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company (Page S-6) listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/Deloitte & Touche LLP
Atlanta, Georgia
March 2, 2015

    Table of Contents                                Index to Financial Statements

Schedules I through V not listed above are omitted as not applicable or not required. A Schedule II for Southern Power Company and Subsidiary Companies is not being provided because there were no reportable items for the three-year period ended December 31, 2014. Columns omitted from schedules filed have been omitted because the information is not applicable or not required.

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(Stated in Thousands of Dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions (Note)	Balance at End of Period
Provision for uncollectible accounts
2014	$17,855	$43,537	$—	$43,139	$18,253
2013	16,984	36,788	—	35,917	17,855
2012	26,155	35,305	—	44,476	16,984
(Note)    Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(Stated in Thousands of Dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions (Note)	Balance at End of Period
Provision for uncollectible accounts
2014	$8,350	$14,309	$—	$13,516	$9,143
2013	8,450	12,327	—	12,427	8,350
2012	9,856	10,537	—	11,943	8,450
(Note)    Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(Stated in Thousands of Dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions (Note)	Balance at End of Period
Provision for uncollectible accounts
2014	$5,074	$24,141	$—	$23,139	$6,076
2013	6,259	18,362	—	19,547	5,074
2012	13,038	20,995	—	27,774	6,259
(Note)    Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.

    Table of Contents                                Index to Financial Statements

GULF POWER COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(Stated in Thousands of Dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions (Note)	Balance at End of Period
Provision for uncollectible accounts
2014	$1,131	$4,304	$—	$3,348	$2,087
2013	1,490	1,900	—	2,259	1,131
2012	1,962	2,611	—	3,083	1,490
(Note)    Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(Stated in Thousands of Dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions (Note)	Balance at End of Period
Provision for uncollectible accounts
2014	$3,018	$562	$—	$2,755	$825
2013	373	3,757	—	1,112	3,018
2012	547	628	—	802	373
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

    Table of Contents                                Index to Financial Statements

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
Senior Note Indenture dated as of January 1, 2007, between Southern Company and Wells Fargo Bank, National Association, as Trustee, and indentures supplemental thereto through August 22, 2014. (Designated in Form 8-K dated January 11, 2007, File No. 1-3526, as Exhibits 4.1 and 4.2, in Form 8-K dated March 20, 2007, File No. 1-3526, as Exhibit 4.2, in Form 8-K dated August 13, 2008, File No. 1-3526, as Exhibit 4.2, in Form 8-K dated May 11, 2009, File No. 1-3526, as Exhibit 4.2, in Form 8-K dated October 19, 2009, File No. 1-3526, as Exhibit 4.2, in Form 8-K dated September 13, 2010, File No. 1-3526, as Exhibit 4.2, in Form 8-K dated August 16, 2011, File No. 1-3526, as Exhibit 4.2, in Form 8-K dated August 21, 2013, File No. 1-3526, as Exhibit 4.2, and in Form 8-K dated August 19, 2014, File No. 1-3526, as Exhibits 4.2(a) and 4.2(b).)

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
Senior Note Indenture dated as of December 1, 1997, between Alabama Power and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank)), as Trustee, and indentures supplemental thereto through August 26, 2014. (Designated in Form 8-K dated December 4, 1997, File No. 1-3164, as Exhibits 4.1 and 4.2, in Form 8-K dated February 20, 1998, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated April 17, 1998, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated August 11, 1998, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated September 8, 1998, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated September 16, 1998, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated October 7, 1998, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated October 28, 1998, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated November 12, 1998, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated May 19, 1999, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated August 13, 1999, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated September 21, 1999, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated May 11, 2000, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated August 22, 2001, File No. 1-3164, as Exhibits 4.2(a) and 4.2(b), in Form 8-K dated June 21, 2002, File No. 1-3164, as Exhibit 4.2(a), in Form 8-K dated October 16, 2002, File No. 1-3164, as Exhibit 4.2(a), in Form 8-K dated November 20, 2002, File No. 1-3164, as Exhibit 4.2(a), in Form 8-K dated December 6, 2002, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated February 11, 2003, File No. 1-3164, as Exhibits 4.2(a) and 4.2(b), in Form 8-K dated March 12, 2003, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated April 15, 2003, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated May 1, 2003, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated November 14, 2003, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated February 10, 2004, File No. 1-3164, as Exhibit 4.2 in Form 8-K dated April 7, 2004, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated August 19, 2004, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated November 9, 2004, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated March 8, 2005, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated January 11, 2006, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated January 13, 2006, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated February 1, 2006, File No. 1-3164, as Exhibits 4.2(a) and 4.2(b), in Form 8-K dated March 9, 2006, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated June 7, 2006, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated January 30, 2007, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated April 4, 2007, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated October 11, 2007, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated December 4, 2007, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated May 8, 2008, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated November 14, 2008, File No. 1-3164 as Exhibit 4.2, in Form 8-K dated February 26, 2009, File No. 1-3164 as Exhibit 4.2, in Form 8-K dated September 27, 2010, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated March 3, 2011, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated May 18, 2011, File No. 1-3164, as Exhibits 4.2(a) and 4.2(b), in Form 8-K dated January 10, 2012, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated October 9, 2012, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated November 27, 2012, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated December 3, 2013, File No. 1-3164, as Exhibit 4.2, and in Form 8-K dated August 20, 2014, File No. 1-3164, as Exhibit 4.6.)

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

(c)	2	—	Loan Guarantee Agreement between Georgia Power and the DOE dated as of February 20, 2014. (Designated in Form 8-K dated February 20, 2014, File No. 1-6468, as Exhibit 4.1.)
(c)	3	—	Note Purchase Agreement among Georgia Power, the DOE, and the Federal Financing Bank dated as of February 20, 2014. (Designated in Form 8-K dated February 20, 2014, File No. 1-6468, as Exhibit 4.2.)
(c)	4	—	Future Advance Promissory Note dated February 20, 2014 made by Georgia Power to the FFB. (Designated in Form 8-K dated February 20, 2014, File No. 1-6468, as Exhibit 4.3.)
(c)	5	—
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
Senior Note Indenture dated as of January 1, 1998, between Gulf Power and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank)), as Trustee, and indentures supplemental thereto through September 23, 2014. (Designated in Form 8-K dated June 17, 1998, File No. 0-2429, as Exhibits 4.1 and 4.2, in Form 8-K dated August 17, 1999, File No. 0-2429, as Exhibit 4.2, in Form 8-K dated July 31, 2001, File No. 0-2429, as Exhibit 4.2, in Form 8-K dated October 5, 2001, File No. 0-2429, as Exhibit 4.2, in Form 8-K dated January 18, 2002, File No. 0-2429, as Exhibit 4.2, in Form 8-K dated March 21, 2003, File No. 0-2429, as Exhibit 4.2, in Form 8-K dated July 10, 2003, File No. 001-31737, as Exhibits 4.1 and 4.2, in Form 8-K dated September 5, 2003, File No. 001-31737, as Exhibit 4.1, in Form 8-K dated April 6, 2004, File No. 001-31737, as Exhibit 4.1, in Form 8-K dated September 13, 2004, File No. 001-31737, as Exhibit 4.1, in Form 8-K dated August 11, 2005, File No. 001-31737, as Exhibit 4.1, in Form 8-K dated October 27, 2005, File No. 001-31737, as Exhibit 4.1, in Form 8-K dated November 28, 2006, File No. 001-31737, as Exhibit 4.2, in Form 8-K dated June 5, 2007, File No. 001-31737, as Exhibit 4.2, in Form 8-K dated June 22, 2009, File No. 001-31737, as Exhibit 4.2, in Form 8-K dated April 6, 2010, File No. 001-31737, as Exhibit 4.2, in Form 8-K dated September 9, 2010, File No. 001-31737, as Exhibit 4.2, in Form 8-K dated May 12, 2011, File No. 001-31737, as Exhibit 4.2, in Form 8-K dated May 15, 2012, File No. 001-31737, as Exhibit 4.2, in Form 8-K dated June 10, 2013, File No. 001-31737, as Exhibit 4.2, and in Form 8-K dated September 16, 2014, File No. 001-31737, as Exhibit 4.2.)

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

#	(a)	6	—
The Southern Company Supplemental Benefit Plan, Amended and Restated effective as of January 1, 2009 and First Amendment thereto effective January 1, 2010. (Designated in Southern Company's Form 10-K for the year ended December 31, 2008, File No. 1-3526, as Exhibit 10(a)7 and in Southern Company's Form 10-K for the year ended December 31, 2009, File No. 1-3526, as Exhibit 10(a)10.)

#	(a)	7	—
Retention and Restricted Stock Unit Award Agreement by and between Southern Company and Charles D. McCrary effective May 22, 2012. (Designated in Southern Company's Form 10-Q for the quarter ended June 30, 2012, File No. 1-3526, as Exhibit 10(a)1.)

#	(a)	8	—
Amendment to Retention and Restricted Stock Unit Award Agreement by and between Southern Company and Charles D. McCrary effective February 10, 2014. (Designated in Southern Company's Form 10-K for the year ended December 31, 2013, File No. 1-3526, as Exhibit 10(a)9.)

#	(a)	9	—	The Southern Company Change in Control Benefits Protection Plan, effective December 31, 2008. (Designated in Form 8-K dated December 31, 2008, File No. 1-3526, as Exhibit 10.1.)
#	(a)	10	—
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

#	(a)	11	—
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

#	(a)	12	—
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

#	(a)	13	—
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

#	(a)	14	—
Southern Company Executive Change in Control Severance Plan, Amended and Restated effective December 31, 2008 and First Amendment thereto effective January 1, 2010. (Designated in Southern Company's Form 10-K for the year ended December 31, 2008, File No. 1-3526, as Exhibit 10(a)24 and in Southern Company's Form 10-K for the year ended December 31, 2009, File No. 1-3526, as Exhibit 10(a)24.)

# *	(a)	15	—	Base Salaries of Named Executive Officers.
#	(a)	16	—	Summary of Non-Employee Director Compensation Arrangements. (Designated in Form 8-K dated February 10, 2014, File No. 1-3526, as Exhibit 10.1.)
# *	(a)	17	—	Form of Terms for Performance Share Awards granted under the Southern Company 2011 Omnibus Incentive Compensation Plan.
#	(a)	18	—
Retention and Restricted Stock Unit Award Agreement between Southern Nuclear and Stephen E. Kuczynski effective as of July 11, 2011. (Designated in Form 10-Q for the quarter ended March 31, 2013, File No. 1-3526, as Exhibit 10(a)3).)

    Table of Contents                                Index to Financial Statements

Alabama Power
	(b)	1	—
Intercompany Interchange Contract as revised effective May 1, 2007, among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Southern Power Company, and SCS. (Designated in Form 10-Q for the quarter ended March 31, 2007, File No. 1-3164, as Exhibit 10(b)5.)

#	(b)	2	—	Southern Company 2011 Omnibus Incentive Compensation Plan, effective May 25, 2011. See Exhibit 10(a)1 herein.
#	(b)	3	—	Form of Stock Option Award Agreement for Executive Officers of Southern Company under the Southern Company Omnibus Incentive Compensation Plan. See Exhibit 10(a)2 herein.
#	(b)	4	—	Southern Company Deferred Compensation Plan as amended and restated as of January 1, 2009 and First Amendment thereto effective January 1, 2010. See Exhibit 10(a)4 herein.
#	(b)	5	—	The Southern Company Supplemental Executive Retirement Plan, Amended and Restated effective January 1, 2009 and First Amendment thereto effective January 1, 2010. See Exhibit 10(a)5 herein.
#	(b)	6	—	The Southern Company Supplemental Benefit Plan, Amended and Restated effective as of January 1, 2009 and First Amendment thereto effective January 1, 2010. See Exhibit 10(a)6 herein.
#	(b)	7	—	Southern Company Executive Change in Control Severance Plan, Amended and Restated effective December 31, 2008 and First Amendment thereto effective January 1, 2010. See Exhibit 10(a)14 herein.
#	(b)	8	—
Deferred Compensation Plan for Directors of Alabama Power Company, Amended and Restated effective January 1, 2008. (Designated in Alabama Power's Form 10-Q for the quarter ended June 30, 2008, File No. 1-3164, as Exhibit 10(b)1.)

#	(b)	9	—	The Southern Company Change in Control Benefits Protection Plan, effective December 31, 2008. See Exhibit 10(a)9 herein.
#	(b)	10	—
Southern Company Deferred Compensation Trust Agreement as amended and restated effective January 1, 2001 between Wells Fargo Bank, N.A., as successor to Wachovia Bank, N.A., Southern Company, SCS, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, SouthernLINC Wireless, Southern Company Energy Solutions, LLC, and Southern Nuclear and First Amendment thereto effective January 1, 2009. See Exhibit 10(a)10 herein.

#	(b)	11	—
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
Amended and Restated Southern Company Senior Executive Change in Control Severance Plan effective December 31, 2008, First Amendment thereto effective January 1, 2010, and Second Amendment thereto effective February 23, 2011. See Exhibit 10(a)13 herein.

# *	(b)	14	—	Base Salaries of Named Executive Officers.
#	(b)	15	—	Summary of Non-Employee Director Compensation Arrangements. (Designated in Alabama Power's Form 10-Q for the quarter ended June 30, 2010, File No. 1-3164, as Exhibit 10(b)1.)
#	(b)	16	—	Form of Terms for Performance Share Awards granted under the Southern Company 2011 Omnibus Incentive Compensation Plan. See Exhibit 10(a)17 herein.
#	(b)	17	—
Deferred Compensation Agreement between Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and SCS and Philip C. Raymond dated September 15, 2010. (Designated in Alabama Power's Form 10-Q for the quarter ended September 30, 2010, File No. 1-3164, as Exhibit 10(b)2.)

#	(b)	18	—	Retention and Restricted Stock Unit Award Agreement by and between Southern Company and Charles D. McCrary effective May 22, 2012. See Exhibit 10(a)7 herein.
#	(b)	19	—	Amendment to Retention and Restricted Stock Unit Award Agreement by and between Southern Company and Charles D. McCrary effective February 10, 2014. See Exhibit 10(a)8 herein.

    Table of Contents                                Index to Financial Statements

#	(b)	20	—	Retention Award Agreement between Alabama Power and Steven R. Spencer effective July 15, 2013. (Designated in Form 10-Q for the quarter ended September 30, 2013, File No. 1-3164, as Exhibit 10(b)1.)
Georgia Power
	(c)	1	—	Intercompany Interchange Contract as revised effective May 1, 2007, among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Southern Power Company, and SCS. See Exhibit 10(b)1 herein.
	(c)	2	—
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

#	(c)	5	—	Southern Company 2011 Omnibus Incentive Compensation Plan, effective May 25, 2011. See Exhibit 10(a)1 herein.
#	(c)	6	—	Form of Stock Option Award Agreement for Executive Officers of Southern Company under the Southern Company Omnibus Incentive Compensation Plan. See Exhibit 10(a)2 herein.
#	(c)	7	—	Southern Company Deferred Compensation Plan as amended and restated as of January 1, 2009 and First Amendment thereto effective January 1, 2010. See Exhibit 10(a)4 herein.
#	(c)	8	—	The Southern Company Supplemental Executive Retirement Plan, Amended and Restated effective January 1, 2009 and First Amendment thereto effective January 1, 2010. See Exhibit 10(a)5 herein.
#	(c)	9	—	The Southern Company Supplemental Benefit Plan, Amended and Restated effective as of January 1, 2009 and First Amendment thereto effective January 1, 2010. See Exhibit 10(a)6 herein.
#	(c)	10	—	Southern Company Executive Change in Control Severance Plan, Amended and Restated effective December 31, 2008 and First Amendment thereto effective January 1, 2010. See Exhibit 10(a)14 herein.
#	(c)	11	—
Deferred Compensation Plan For Directors of Georgia Power Company, Amended and Restated Effective January 1, 2008. (Designated in Form 10-K for the year ended December 31, 2007, File No. 1-6468, as Exhibit 10(c)12.)

#	(c)	12	—	The Southern Company Change in Control Benefits Protection Plan, effective December 31, 2008. See Exhibit 10(a)9 herein.
#	(c)	13	—
Southern Company Deferred Compensation Trust Agreement as amended and restated effective January 1, 2001 between Wells Fargo Bank, N.A., as successor to Wachovia Bank, N.A., Southern Company, SCS, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, SouthernLINC Wireless, Southern Company Energy Solutions, LLC, and Southern Nuclear and First Amendment thereto effective January 1, 2009. See Exhibit 10(a)10 herein.

#	(c)	14	—
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

#	(c)	16	—
Amended and Restated Southern Company Senior Executive Change in Control Severance Plan effective December 31, 2008, First Amendment thereto effective January 1, 2010, and Second Amendment thereto effective February 23, 2011. See Exhibit 10(a)13 herein.

# *	(c)	17	—	Base Salaries of Named Executive Officers.
#	(c)	18	—	Summary of Non-Employee Director Compensation Arrangements. (Designated in Georgia Power's Form 10-K for the year ended December 31, 2009, File No. 1-6468, as Exhibit 10(c)26.)

    Table of Contents                                Index to Financial Statements

	(c)	19	—
Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for OPC, MEAG Power, and Dalton, as owners, and a consortium consisting of Westinghouse Electric Company LLC and Stone & Webster, Inc., as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site, Amendment No. 1 thereto dated as of December 11, 2009, Amendment No. 2 thereto dated as of January 15, 2010, Amendment No. 3 thereto dated as of February 23, 2010, Amendment No. 4 thereto dated as of May 2, 2011, Amendment No. 5 thereto dated as of February 7, 2012, and Amendment No. 6 thereto dated as of January 23, 2014. (Georgia Power requested confidential treatment for certain portions of these documents pursuant to applications for confidential treatment sent to the SEC. Georgia Power omitted such portions from the filings and filed them separately with the SEC.) (Designated in Form 10-Q/A for the quarter ended June 30, 2008, File No. 1-6468, as Exhibit 10(c)1, in Form 10-K for the year ended December 31, 2009, File No. 1-6468, as Exhibit 10(c)29, in Georgia Power's Form 10-Q for the quarter ended March 31, 2010, File No. 1-6468, as Exhibits 10(c)1 and 10(c)2, in Georgia Power's Form 10-Q for the quarter ended June 30, 2011, File No. 1-6468, as Exhibit 10(c)2, in Georgia Power's Form 10-Q for the quarter ended March 31, 2012, File No. 1-6468, as Exhibit 10(c)2, and in Georgia Power's Form 10-Q for the quarter ended March 31, 2014, File No. 1-6468, as Exhibit 10(c)2.)

#	(c)	20	—	Form of Terms for Performance Share Awards granted under the Southern Company 2011 Omnibus Incentive Compensation Plan. See Exhibit 10(a)17 herein.
#	(c)	21	—
Retention Award Agreement and Amendment thereto between Southern Nuclear and Joseph A. Miller, effective January 1, 2013. (Designated in Form 10-K for the year ended December 31, 2012, File No. 1-6468, as Exhibits 10(c)24 and 10(c)25.)

Gulf Power
	(d)	1	—	Intercompany Interchange Contract as revised effective May 1, 2007, among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Southern Power Company, and SCS. See Exhibit 10(b)1 herein.
#	(d)	2	—	Southern Company 2011 Omnibus Incentive Compensation Plan, effective May 25, 2011. See Exhibit 10(a)1 herein.
#	(d)	3	—	Form of Stock Option Award Agreement for Executive Officers of Southern Company under the Southern Company Omnibus Incentive Compensation Plan. See Exhibit 10(a)2 herein.
#	(d)	4	—	Southern Company Deferred Compensation Plan as amended and restated as of January 1, 2009 and First Amendment thereto effective January 1, 2010. See Exhibit 10(a)4 herein.
#	(d)	5	—	The Southern Company Supplemental Benefit Plan, Amended and Restated effective as of January 1, 2009 and First Amendment thereto effective January 1, 2010. See Exhibit 10(a)6 herein.
#	(d)	6	—	Southern Company Executive Change in Control Severance Plan, Amended and Restated effective December 31, 2008 and First Amendment thereto effective January 1, 2010. See Exhibit 10(a)14 herein.
#	(d)	7	—	The Southern Company Supplemental Executive Retirement Plan, Amended and Restated effective January 1, 2009 and First Amendment thereto effective January 1, 2010. See Exhibit 10(a)5 herein.
#	(d)	8	—
Deferred Compensation Plan For Outside Directors of Gulf Power Company, Amended and Restated effective January 1, 2008. (Designated in Gulf Power's Form 10-Q for the quarter ended March 31, 2008, File No. 0-2429, as Exhibit 10(d)1.)

#	(d)	9	—	The Southern Company Change in Control Benefits Protection Plan, effective December 31, 2008. See Exhibit 10(a)9 herein.
#	(d)	10	—
Southern Company Deferred Compensation Trust Agreement as amended and restated effective January 1, 2001 between Wells Fargo Bank, N.A., as successor to Wachovia Bank, N.A., Southern Company, SCS, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, SouthernLINC Wireless, Southern Company Energy Solutions, LLC, and Southern Nuclear and First Amendment thereto effective January 1, 2009. See Exhibit 10(a)10 herein.

#	(d)	11	—
Deferred Stock Trust Agreement for Directors of Southern Company and its subsidiaries, dated as of January 1, 2000, between Reliance Trust Company, Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power and First Amendment thereto effective January 1, 2009. See Exhibit 10(a)11 herein.

    Table of Contents                                Index to Financial Statements

#	(d)	12	—
Amended and Restated Deferred Cash Compensation Trust Agreement for Directors of Southern Company and its subsidiaries, effective September 1, 2001, between Wells Fargo Bank, N.A., as successor to Wachovia Bank, N.A., Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power and First Amendment thereto effective January 1, 2009. See Exhibit 10(a)12 herein.

#	(d)	13	—
Amended and Restated Southern Company Senior Executive Change in Control Severance Plan effective December 31, 2008, First Amendment thereto effective January 1, 2010, and Second Amendment thereto effective February 23, 2011. See Exhibit 10(a)13 herein.

# *	(d)	14	—	Base Salaries of Named Executive Officers.
#	(d)	15	—	Summary of Non-Employee Director Compensation Arrangements. (Designated in Gulf Power's Form 10-Q for the quarter ended June 30, 2010, File No. 001-31737, as Exhibit 10(d)1.)
#	(d)	16	—	Form of Terms for Performance Share Awards granted under the Southern Company 2011 Omnibus Incentive Compensation Plan. See Exhibit 10(a)17 herein.
#	(d)	17	—
Deferred Compensation Agreement between Southern Company, Georgia Power, Gulf Power, and Southern Nuclear and Bentina C. Terry dated August 1, 2010. (Designated in Gulf Power's Form 10-Q for the quarter ended September 30, 2010, File No. 001-31737, as Exhibit 10(d)2.)

#	(d)	18	—
Separation and Release Agreement between P. Bernard Jacob and Gulf Power effective May 2, 2014. (Designated in Gulf Power's Form 10-Q for the quarter ended June 30, 2014, File No. 001-31737, as Exhibit 10(d)1.)

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

#	(e)	3	—	Southern Company 2011 Omnibus Incentive Compensation Plan, effective May 25, 2011. See Exhibit 10(a)1 herein.
#	(e)	4	—	Form of Stock Option Award Agreement for Executive Officers of Southern Company under the Southern Company Omnibus Incentive Compensation Plan. See Exhibit 10(a)2 herein.
#	(e)	5	—	Southern Company Deferred Compensation Plan as amended and restated as of January 1, 2009 and First Amendment thereto effective January 1, 2010. See Exhibit 10(a)4 herein.
#	(e)	6	—	The Southern Company Supplemental Benefit Plan, Amended and Restated effective as of January 1, 2009 and First Amendment thereto effective January 1, 2010. See Exhibit 10(a)6 herein.
#	(e)	7	—	Southern Company Executive Change in Control Severance Plan, Amended and Restated effective December 31, 2008 and First Amendment thereto effective January 1, 2010. See Exhibit 10(a)14 herein.
#	(e)	8	—	The Southern Company Supplemental Executive Retirement Plan, Amended and Restated effective January 1, 2009 and First Amendment thereto effective January 1, 2010. See Exhibit 10(a)5 herein.
#	(e)	9	—
Deferred Compensation Plan for Outside Directors of Mississippi Power Company, Amended and Restated effective January 1, 2008. (Designated in Mississippi Power's Form 10-Q for the quarter ended March 31, 2008, File No. 001-11229 as Exhibit 10(e)1.)

#	(e)	10	—	The Southern Company Change in Control Benefits Protection Plan, effective December 31, 2008. See Exhibit 10(a)9 herein.
#	(e)	11	—
Southern Company Deferred Compensation Trust Agreement as amended and restated effective January 1, 2001 between Wells Fargo Bank, N.A., as successor to Wachovia Bank, N.A., Southern Company, SCS, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, SouthernLINC Wireless, Southern Company Energy Solutions, LLC, and Southern Nuclear and First Amendment thereto effective January 1, 2009. See Exhibit 10(a)10 herein.

    Table of Contents                                Index to Financial Statements

	#	(e)	12	—
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
Amended and Restated Southern Company Senior Executive Change in Control Severance Plan effective December 31, 2008, First Amendment thereto effective January 1, 2010, and Second Amendment thereto effective February 23, 2011. See Exhibit 10(a)13 herein.

	# *	(e)	15	—	Base Salaries of Named Executive Officers.
	#	(e)	16	—	Summary of Non-Employee Director Compensation Arrangements. (Designated in Mississippi Power's Form 10-K for the year ended December 31, 2009, File No. 001-11229, as Exhibit 10(e)22.)
		(e)	17	—
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

	#	(e)	18	—	Form of Terms for Performance Share Awards granted under the Southern Company 2011 Omnibus Incentive Compensation Plan. See Exhibit 10(a)17 herein.
	#	(e)	19	—	Consulting Agreement between Mississippi Power and Edward Day, VI effective May 20, 2013. (Designated in Form 10-Q for the quarter ended June 30, 2013, File No. 001-11229, as Exhibit 10(e)1.)
	#	(e)	20	—
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

		(f)	2	—	Intercompany Interchange Contract as revised effective May 1, 2007, among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Southern Power Company, and SCS. See Exhibit 10(b)1 herein.
(14)	Code of Ethics
	Southern Company
		(a)		—	The Southern Company Code of Ethics. (Designated in Southern Company's Form 10-K for the year ended December 31, 2013, File No. 1-3526, as Exhibit 14(a).)
	Alabama Power
		(b)		—	The Southern Company Code of Ethics. See Exhibit 14(a) herein.
	Georgia Power
		(c)		—	The Southern Company Code of Ethics. See Exhibit 14(a) herein.
	Gulf Power
		(d)		—	The Southern Company Code of Ethics. See Exhibit 14(a) herein.
	Mississippi Power
		(e)		—	The Southern Company Code of Ethics. See Exhibit 14(a) herein.
	Southern Power
		(f)		—	The Southern Company Code of Ethics. See Exhibit 14(a) herein.

    Table of Contents                                Index to Financial Statements

(21)	Subsidiaries of Registrants
	Southern Company
	*	(a)		—	Subsidiaries of Registrant.
	Alabama Power
		(b)		—	Subsidiaries of Registrant. See Exhibit 21(a) herein.
	Georgia Power
		(c)		—	Subsidiaries of Registrant. See Exhibit 21(a) herein.
	Gulf Power
		(d)		—	Subsidiaries of Registrant. See Exhibit 21(a) herein.
	Mississippi Power
		(e)		—	Subsidiaries of Registrant. See Exhibit 21(a) herein.
	Southern Power
		Omitted pursuant to General Instruction I(2)(b) of Form 10-K.
(23)	Consents of Experts and Counsel
	Southern Company
	*	(a)	1	—	Consent of Deloitte & Touche LLP.
	Alabama Power
	*	(b)	1	—	Consent of Deloitte & Touche LLP.
	Georgia Power
	*	(c)	1	—	Consent of Deloitte & Touche LLP.
	Gulf Power
	*	(d)	1	—	Consent of Deloitte & Touche LLP.
	Mississippi Power
	*	(e)	1	—	Consent of Deloitte & Touche LLP.
	Southern Power
	*	(f)	1	—	Consent of Deloitte & Touche LLP.
(24)	Powers of Attorney and Resolutions
	Southern Company
	*	(a)		—	Power of Attorney and resolution.
	Alabama Power
	*	(b)		—	Power of Attorney and resolution.
	Georgia Power
	*	(c)		—	Power of Attorney and resolution.
	Gulf Power
	*	(d)		—	Power of Attorney and resolution.
	Mississippi Power
	*	(e)		—	Power of Attorney and resolution.
	Southern Power
	*	(f)		—	Power of Attorney and resolution.
(31)	Section 302 Certifications
	Southern Company
	*	(a)	1	—	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(a)	2	—	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	Alabama Power
	*	(b)	1	—	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

    Table of Contents                                Index to Financial Statements

	*	(b)	2	—	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	Georgia Power
	*	(c)	1	—	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(c)	2	—	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	Gulf Power
	*	(d)	1	—	Certificate of Gulf Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(d)	2	—	Certificate of Gulf Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	Mississippi Power
	*	(e)	1	—	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(e)	2	—	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	Southern Power
	*	(f)	1	—	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(f)	2	—	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 906 Certifications
	Southern Company
	*	(a)		—	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
	Alabama Power
	*	(b)		—	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
	Georgia Power
	*	(c)		—	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
	Gulf Power
	*	(d)		—	Certificate of Gulf Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
	Mississippi Power
	*	(e)		—	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
	Southern Power
	*	(f)		—	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
(101)	XBRL-Related Documents
	*	INS		—	XBRL Instance Document
	*	SCH		—	XBRL Taxonomy Extension Schema Document
	*	CAL		—	XBRL Taxonomy Calculation Linkbase Document
	*	DEF		—	XBRL Definition Linkbase Document
	*	LAB		—	XBRL Taxonomy Label Linkbase Document
	*	PRE		—	XBRL Taxonomy Presentation Linkbase Document