Form 10-Q
period 2015-03-31
SOUTHERN CO; SOUTHERN POWER CO; MISSISSIPPI POWER CO; GULF POWER CO; GEORGIA POWER CO; ALABAMA POWER CO
filed 2015-05-07
CIK 92122, 1160661, 66904, 44545, 41091, 3153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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

Registrant	Description of Common Stock	Shares Outstanding at March 31, 2015
The Southern Company	Par Value $5 Per Share	908,261,371
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Gulf Power Company	Without Par Value	5,642,717
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
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

2013 ARP	Alternative Rate Plan approved by the Georgia PSC for Georgia Power for the years 2014 through 2016
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
ASC	Accounting Standards Codification
Baseload Act	State of Mississippi legislation designed to enhance the Mississippi PSC's authority to facilitate development and construction of baseload generation in the State of Mississippi
CCR	Coal combustion residuals
Clean Air Act	Clean Air Act Amendments of 1990
Contractor	Westinghouse and CB&I Stone & Webster, Inc. (formerly known as Stone & Webster, Inc.), a subsidiary of The Shaw Group Inc., which was acquired by Chicago Bridge & Iron Company N.V.
CO2	Carbon dioxide
CPCN	Certificate of public convenience and necessity
CWIP	Construction work in progress
DOE	U.S. Department of Energy
ECO Plan	Mississippi Power's Environmental Compliance Overview Plan
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
Form 10-K	Combined Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power for the year ended December 31, 2014
GAAP	Generally accepted accounting principles
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IGCC	Integrated coal gasification combined cycle
IIC	Intercompany interchange contract
Internal Revenue Code	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
ITC	Investment tax credit
Kemper IGCC	IGCC facility under construction in Kemper County, Mississippi
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
MATS rule	Mercury and Air Toxics Standards rule
Mirror CWIP	A regulatory liability account for use in mitigating future rate impacts for Mississippi Power customers
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	Megawatt

DEFINITIONS
(continued)

Term	Meaning

NCCR	Georgia Power's Nuclear Construction Cost Recovery
NRC	U.S. Nuclear Regulatory Commission
OCI	Other comprehensive income
PEP	Mississippi Power's Performance Evaluation Plan
Plant Vogtle Units 3 and 4	Two new nuclear generating units under construction at Plant Vogtle power pool
The operating arrangement whereby the integrated generating resources of the traditional operating companies and Southern Power Company are subject to joint commitment and dispatch in order to serve their combined load obligations

PPA	Power purchase agreement
PSC	Public Service Commission
Rate CNP	Alabama Power's Rate Certificated New Plant
Rate CNP Compliance	Alabama Power's Rate Certificated New Plant Compliance
Rate CNP Environmental	Alabama Power's Rate Certificated New Plant Environmental
Rate CNP PPA	Alabama Power's Rate Certificated New Plant Power Purchase Agreement
registrants	Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power Company
ROE	Return on equity
S&P	Standard and Poor's Ratings Services, a division of The McGraw Hill Companies, Inc.
scrubber	Flue gas desulfurization system
SEC	U.S. Securities and Exchange Commission
SMEPA	South Mississippi Electric Power Association
Southern Company	The Southern Company
Southern Company system
Southern Company, the traditional operating companies, Southern Power, Southern Electric Generating Company, Southern Nuclear, Southern Company Services, Inc. (the Southern Company system service company), Southern Communications Services, Inc., and other subsidiaries

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning retail rates, the strategic goals for the wholesale business, economic recovery, fuel and environmental cost recovery and other rate actions, current and proposed environmental regulations and related compliance plans and estimated expenditures, access to sources of capital, projections for the qualified pension plan, postretirement benefit plan, and nuclear decommissioning trust fund contributions, financing activities, completion dates of acquisitions, construction projects, and changing fuel sources, filings with state and federal regulatory authorities, estimated sales and purchases under power sale and purchase agreements, and estimated construction and other plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

•
the impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, environmental laws including regulation of water, CCR, and emissions of sulfur, nitrogen, CO2, soot, particulate matter, hazardous air pollutants, including mercury, and other substances, and also changes in tax and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

•
current and future litigation, regulatory investigations, proceedings, or inquiries, including pending EPA civil actions against certain Southern Company subsidiaries, FERC matters, and IRS and state tax audits;

•	the effects, extent, and timing of the entry of additional competition in the markets in which Southern Company's subsidiaries operate;

•
variations in demand for electricity, including those relating to weather, the general economy and recovery from the last recession, population and business growth (and declines), the effects of energy conservation and efficiency measures, including from the development and deployment of alternative energy sources such as self-generation and distributed generation technologies, and any potential economic impacts resulting from federal fiscal decisions;

•	available sources and costs of fuels;

•	effects of inflation;

•
the ability to control costs and avoid cost overruns during the development and construction of facilities, which include the development and construction of generating facilities with designs that have not been finalized or previously constructed, including changes in labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction or other agreements, operational readiness, including specialized operator training and required site safety programs, unforeseen engineering or design problems, start-up activities (including major equipment failure and system integration), and/or operational performance (including additional costs to satisfy any operational parameters ultimately adopted by any PSC);

•
the ability to construct facilities in accordance with the requirements of permits and licenses, to satisfy any environmental performance standards and the requirements of tax credits and other incentives, and to integrate facilities into the Southern Company system upon completion of construction;

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

•
actions related to cost recovery for the Kemper IGCC, including actions relating to proposed securitization, Mississippi PSC approval of a rate recovery plan, including the ability to complete the proposed sale of an interest in the Kemper IGCC to SMEPA, the ability to utilize bonus depreciation, which currently requires that assets be placed in service in 2015, and satisfaction of requirements to utilize ITCs and grants;

•	Mississippi PSC review of the prudence of Kemper IGCC costs;

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
(continued)

•
the ultimate outcome and impact of the February 2015 decision of the Mississippi Supreme Court, Mississippi Power's request for rehearing of such decision, and any further legal or regulatory proceedings regarding any settlement agreement between Mississippi Power and the Mississippi PSC, the March 2013 rate order regarding retail rate increases, or the Baseload Act;

•	the ability to successfully operate the electric utilities' generating, transmission, and distribution facilities and the successful performance of necessary corporate functions;

•	the inherent risks involved in operating and constructing nuclear generating facilities, including environmental, health, regulatory, natural disaster, terrorism, and financial risks;

•	the performance of projects undertaken by the non-utility businesses and the success of efforts to invest in and develop new opportunities;

•	internal restructuring or other restructuring options that may be pursued;

•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;

•	the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due and to perform as required;

•	the ability to obtain new short- and long-term contracts with wholesale customers;

•	the direct or indirect effect on the Southern Company system's business resulting from cyber intrusion or terrorist incidents and the threat of terrorist incidents;

•	interest rate fluctuations and financial market conditions and the results of financing efforts;

•	changes in Southern Company's and any of its subsidiaries' credit ratings, including impacts on interest rates, access to capital markets, and collateral requirements;

•
the impacts of any sovereign financial issues, including impacts on interest rates, access to capital markets, impacts on currency exchange rates, counterparty performance, and the economy in general, as well as potential impacts on the benefits of the DOE loan guarantees;

•	the ability of Southern Company's subsidiaries to obtain additional generating capacity at competitive prices;

•	catastrophic events such as fires, earthquakes, explosions, floods, hurricanes and other storms, droughts, pandemic health events such as influenzas, or other similar occurrences;

•	the direct or indirect effects on the Southern Company system's business resulting from incidents affecting the U.S. electric grid or operation of generating resources;

•	the effect of accounting pronouncements issued periodically by standard-setting bodies; and

•	other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed by the registrants from time to time with the SEC.
The registrants expressly disclaim any obligation to update any forward-looking statements.

THE SOUTHERN COMPANY
AND SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Operating Revenues:
Retail revenues	$3,542	$3,858
Wholesale revenues	467	604
Other electric revenues	163	165
Other revenues	11	17
Total operating revenues	4,183	4,644
Operating Expenses:
Fuel	1,212	1,647
Purchased power	144	187
Other operations and maintenance	1,122	986
Depreciation and amortization	487	497
Taxes other than income taxes	252	247
Estimated loss on Kemper IGCC	9	380
Total operating expenses	3,226	3,944
Operating Income	957	700
Other Income and (Expense):
Allowance for equity funds used during construction	63	57
Interest expense, net of amounts capitalized	(213)	(206)
Other income (expense), net	(8)	(7)
Total other income and (expense)	(158)	(156)
Earnings Before Income Taxes	799	544
Income taxes	274	176
Consolidated Net Income	525	368
Dividends on Preferred and Preference Stock of Subsidiaries	17	17
Consolidated Net Income After Dividends on Preferred and Preference Stock of Subsidiaries	$508	$351
Common Stock Data:
Earnings per share (EPS) —
Basic EPS	$0.56	$0.39
Diluted EPS	$0.56	$0.39
Average number of shares of common stock outstanding (in millions)
Basic	910	890
Diluted	915	893
Cash dividends paid per share of common stock	$0.5250	$0.5075
The accompanying notes as they relate to Southern Company are an integral part of these consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Consolidated Net Income	$525	$368
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(11) and $-, respectively	(18)	—
Reclassification adjustment for amounts included in net income, net of tax of $1 and $1, respectively	1	1
Pension and other post retirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $1 and $-, respectively	2	1
Total other comprehensive income (loss)	(15)	2
Dividends on preferred and preference stock of subsidiaries	(17)	(17)
Comprehensive Income	$493	$353
The accompanying notes as they relate to Southern Company are an integral part of these consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Operating Activities:
Consolidated net income	$525	$368
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	578	587
Deferred income taxes	113	(37)
Allowance for equity funds used during construction	(63)	(57)
Stock based compensation expense	56	28
Estimated loss on Kemper IGCC	9	380
Other, net	4	(42)
Changes in certain current assets and liabilities —
-Receivables	180	(128)
-Fossil fuel stock	76	441
-Materials and supplies	4	(5)
-Other current assets	(89)	(114)
-Accounts payable	(426)	(109)
-Accrued taxes	197	(44)
-Accrued compensation	(381)	(144)
-Mirror CWIP	40	34
-Other current liabilities	90	(55)
Net cash provided from operating activities	913	1,103
Investing Activities:
Property additions	(1,097)	(1,180)
Distribution of restricted cash	—	9
Nuclear decommissioning trust fund purchases	(290)	(231)
Nuclear decommissioning trust fund sales	284	229
Cost of removal, net of salvage	(36)	(22)
Change in construction payables, net	65	51
Prepaid long-term service agreement	(37)	(64)
Other investing activities	4	(7)
Net cash used for investing activities	(1,107)	(1,215)
Financing Activities:
Increase (decrease) in notes payable, net	597	(884)
Proceeds —
Long-term debt issuances	550	1,251
Interest-bearing refundable deposit	—	75
Common stock issuances	112	128
Short-term borrowings	280	—
Redemptions —
Long-term debt	(333)	(9)
Common stock repurchased	(115)	(4)
Payment of common stock dividends	(478)	(451)
Payment of dividends on preferred and preference stock of subsidiaries	(17)	(17)
Other financing activities	—	(46)
Net cash provided from financing activities	596	43
Net Change in Cash and Cash Equivalents	402	(69)
Cash and Cash Equivalents at Beginning of Period	710	659
Cash and Cash Equivalents at End of Period	$1,112	$590
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $32 and $22 capitalized for 2015 and 2014, respectively)	$207	$186
Income taxes, net	(289)	(7)
Noncash transactions — Accrued property additions at end of period	347	450
The accompanying notes as they relate to Southern Company are an integral part of these consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2015	At December 31, 2014
	(in millions)
Current Assets:
Cash and cash equivalents	$1,112	$710
Receivables —
Customer accounts receivable	1,117	1,090
Unbilled revenues	374	432
Under recovered regulatory clause revenues	159	136
Other accounts and notes receivable	241	307
Accumulated provision for uncollectible accounts	(19)	(18)
Fossil fuel stock, at average cost	855	930
Materials and supplies, at average cost	1,050	1,039
Vacation pay	178	177
Prepaid expenses	299	665
Deferred income taxes, current	578	506
Other regulatory assets, current	363	346
Other current assets	65	50
Total current assets	6,372	6,370
Property, Plant, and Equipment:
In service	70,279	70,013
Less accumulated depreciation	24,307	24,059
Plant in service, net of depreciation	45,972	45,954
Other utility plant, net	275	211
Nuclear fuel, at amortized cost	914	911
Construction work in progress	8,314	7,792
Total property, plant, and equipment	55,475	54,868
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,574	1,546
Leveraged leases	749	743
Miscellaneous property and investments	204	203
Total other property and investments	2,527	2,492
Deferred Charges and Other Assets:
Deferred charges related to income taxes	1,527	1,510
Unamortized debt issuance expense	200	202
Unamortized loss on reacquired debt	239	243
Other regulatory assets, deferred	4,462	4,334
Other deferred charges and assets	808	904
Total deferred charges and other assets	7,236	7,193
Total Assets	$71,610	$70,923
The accompanying notes as they relate to Southern Company are an integral part of these consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At March 31, 2015	At December 31, 2014
	(in millions)
Current Liabilities:
Securities due within one year	$3,306	$3,333
Interest-bearing refundable deposit	275	275
Notes payable	1,679	803
Accounts payable	1,289	1,593
Customer deposits	395	390
Accrued taxes —
Accrued income taxes	198	151
Other accrued taxes	248	487
Accrued interest	286	295
Accrued vacation pay	222	223
Accrued compensation	186	576
Mirror CWIP	311	271
Other current liabilities	790	570
Total current liabilities	9,185	8,967
Long-term Debt	21,093	20,841
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	11,706	11,568
Deferred credits related to income taxes	185	192
Accumulated deferred investment tax credits	1,198	1,208
Employee benefit obligations	2,416	2,432
Asset retirement obligations	2,151	2,168
Other cost of removal obligations	1,209	1,215
Other regulatory liabilities, deferred	439	398
Other deferred credits and liabilities	619	594
Total deferred credits and other liabilities	19,923	19,775
Total Liabilities	50,201	49,583
Redeemable Preferred Stock of Subsidiaries	375	375
Redeemable Noncontrolling Interest	40	39
Stockholders' Equity:
Common Stockholders' Equity:
Common stock, par value $5 per share —
Authorized — 1.5 billion shares
Issued — March 31, 2015: 912 million shares
— December 31, 2014: 909 million shares
Treasury — March 31, 2015: 3.3 million shares
— December 31, 2014: 0.7 million shares
Par value	4,555	4,539
Paid-in capital	6,108	5,955
Treasury, at cost	(142)	(26)
Retained earnings	9,639	9,609
Accumulated other comprehensive loss	(143)	(128)
Total Common Stockholders' Equity	20,017	19,949
Preferred and Preference Stock of Subsidiaries	756	756
Noncontrolling Interest	221	221
Total Stockholders' Equity	20,994	20,926
Total Liabilities and Stockholders' Equity	$71,610	$70,923
The accompanying notes as they relate to Southern Company are an integral part of these consolidated financial statements.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2015 vs. FIRST QUARTER 2014

OVERVIEW
Southern Company is a holding company that owns all of the common stock of the traditional operating companies and Southern Power Company and owns other direct and indirect subsidiaries. Discussion of the results of operations is focused on the Southern Company system's primary business of electricity sales by the traditional operating companies and Southern Power. The four traditional operating companies are vertically integrated utilities providing electric service in four Southeastern states. Southern Power constructs, acquires, owns, and manages generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. Southern Company's other business activities include investments in leveraged lease projects and telecommunications. For additional information on these businesses, see BUSINESS – "The Southern Company System – Traditional Operating Companies," " – Southern Power," and " – Other Businesses" in Item 1 of the Form 10-K.
In addition, subsidiaries of Southern Company are constructing Plant Vogtle Units 3 and 4 and the Kemper IGCC. Georgia Power has a 45.7% ownership interest in Plant Vogtle Units 3 and 4, each with approximately 1,100 MWs, and Mississippi Power is ultimately expected to hold an 85% ownership interest in the 582-MW Kemper IGCC. See RESULTS OF OPERATIONS – "Estimated Loss on Kemper IGCC," FUTURE EARNINGS POTENTIAL – "Construction Program," and Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" and "Integrated Coal Gasification Combined Cycle" herein for additional information.
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
RESULTS OF OPERATIONS
Net Income

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$157	44.7
Southern Company's first quarter 2015 net income after dividends on preferred and preference stock of subsidiaries was $508 million ($0.56 per share) compared to $351 million ($0.39 per share) for the first quarter 2014. The increase was primarily the result of a lower pre-tax charge of $9 million ($6 million after tax) recorded in the first quarter 2015 compared to a pre-tax charge of $380 million ($235 million after tax) recorded in the first quarter 2014 for revisions of estimated costs expected to be incurred on Mississippi Power's construction of the Kemper IGCC, as well as an increase in retail base rates. The increase in net income was partially offset by increases in non-fuel operations and maintenance expenses and a decrease in revenues due to milder weather in the first quarter 2015 as compared to the corresponding period in 2014.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Retail Revenues

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$(316)	(8.2)
In the first quarter 2015, retail revenues were $3.5 billion compared to $3.9 billion for the corresponding period in 2014.
Details of the changes in retail revenues were as follows:

	First Quarter 2015
	(in millions)	(% change)
Retail – prior year	$3,858
Estimated change resulting from –
Rates and pricing	77	2.0
Sales growth	18	0.5
Weather	(38)	(1.0)
Fuel and other cost recovery	(373)	(9.7)
Retail – current year	$3,542	(8.2)%
Revenues associated with changes in rates and pricing increased in the first quarter 2015 when compared to the corresponding period in 2014 primarily due to increased revenues at Alabama Power associated with an increase in rates under rate stabilization and equalization (Rate RSE) and at Georgia Power related to base tariff increases approved under the 2013 ARP and increases in collections for financing costs related to the construction of Plant Vogtle Units 3 and 4 through the NCCR tariff, all effective January 1, 2015. The increase was partially offset by lower contributions from market-driven rates from commercial and industrial customers at Georgia Power. See Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Alabama Power – Rate RSE" and "Retail Regulatory Matters – Georgia Power – Rate Plans" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales increased in the first quarter 2015 as compared to the corresponding period in 2014. Industrial KWH sales increased 2.0% in the first quarter 2015 primarily due to increased sales in the paper, non-manufacturing, stone, clay, and glass, transportation, textiles, and pipeline sectors, partially offset by decreased sales in the primary metals and chemicals sectors. Weather-adjusted commercial KWH sales increased 0.7% in the first quarter 2015 primarily due to customer growth. Weather-adjusted residential KWH sales increased 0.2% in the first quarter 2015 as a result of customer growth, partially offset by decreased customer usage.
In the first quarter 2015, Mississippi Power updated the methodology to estimate the unbilled revenue allocation among customer classes. This change did not have a significant impact on net income. The KWH sales variances discussed above reflect an adjustment to the estimated allocation of Mississippi Power's unbilled first quarter 2014 KWH sales among customer classes that is consistent with the actual allocation in 2015. Without this adjustment, first quarter 2015 industrial KWH sales increased 1.9%, weather-adjusted commercial sales increased 0.3%, and weather-adjusted residential sales decreased 0.1% as compared to the corresponding period in 2014.
Fuel and other cost recovery revenues decreased $373 million in the first quarter 2015 when compared to the corresponding period in 2014 primarily due to a decrease in fuel prices and decreased energy sales as a result of milder weather in the first quarter 2015 as compared to the corresponding period in 2014.
Electric rates for the traditional operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income. The

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

traditional operating companies may also have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPAs.
Wholesale Revenues

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$(137)	(22.7)
Wholesale revenues consist of PPAs primarily with investor-owned utilities and electric cooperatives and short-term opportunity sales. Wholesale revenues from PPAs (other than solar PPAs) have both capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment. Energy revenues will vary depending on fuel prices, the market prices of wholesale energy compared to the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. Wholesale revenues at Mississippi Power include FERC-regulated municipal and rural association sales as well as market-based sales. Short-term opportunity sales are made at market-based rates that generally provide a margin above the Southern Company system's variable cost to produce the energy.
In the first quarter 2015, wholesale revenues were $467 million compared to $604 million for the corresponding period in 2014 primarily related to a $118 million decrease in energy revenues and a $19 million decrease in capacity revenues. The decrease in energy revenues was primarily related to decreased demand resulting from milder weather in the first quarter 2015 as compared to the corresponding period in 2014 and lower natural gas prices, as well as contract expirations at Southern Power. The decrease in energy revenues was partially offset by new solar PPAs at Southern Power. The decrease in capacity revenues was primarily a result of the expiration of wholesale contracts in December 2014 at Georgia Power and contract expirations at Southern Power.
Fuel and Purchased Power Expenses

	First Quarter 2015 vs. First Quarter 2014
	(change in millions)	(% change)
Fuel	$(435)	(26.4)
Purchased power	(43)	(23.0)
Total fuel and purchased power expenses	$(478)
In the first quarter 2015, total fuel and purchased power expenses were $1.4 billion compared to $1.8 billion for the corresponding period in 2014. The decrease was primarily the result of a $443 million decrease in the average cost of fuel and purchased power primarily due to lower coal and natural gas prices and a $35 million decrease in the volume of KWHs generated and purchased primarily due to decreased demand resulting from milder weather in the first quarter 2015 as compared to the corresponding period in 2014.
Fuel and purchased power energy transactions at the traditional operating companies are generally offset by fuel revenues and do not have a significant impact on net income. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Retail Fuel Cost Recovery" herein for additional information. Fuel expenses incurred under Southern Power's PPAs are generally the responsibility of the counterparties and do not significantly impact net income.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the Southern Company system's generation and purchased power were as follows:

	First Quarter 2015	First Quarter 2014
Total generation (billions of KWHs)	46	47
Total purchased power (billions of KWHs)	3	3
Sources of generation (percent) —
Coal	33	47
Nuclear	16	16
Gas	47	33
Hydro	4	4
Cost of fuel, generated (cents per net KWH) —
Coal	3.70	4.19
Nuclear	0.67	0.89
Gas	2.71	4.19
Average cost of fuel, generated (cents per net KWH)	2.71	3.63
Average cost of purchased power (cents per net KWH)(a)	7.18	8.89

(a)	Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.
Fuel
In the first quarter 2015, fuel expense was $1.2 billion compared to $1.6 billion for the corresponding period in 2014. The decrease was primarily due to a 25.3% decrease in the average cost of fuel per KWH generated and a 31.0% decrease in the volume of KWHs generated by coal, partially offset by a 45.5% increase in the volume of KWHs generated by natural gas.
Purchased Power
In the first quarter 2015, purchased power expense was $144 million compared to $187 million for the corresponding period in 2014. The decrease was primarily due to a 19.2% decrease in the average cost per KWH purchased primarily as a result of lower natural gas prices and a 10.2% decrease in the volume of KWHs purchased primarily as a result of decreased demand from milder weather in the first quarter 2015 as compared to the corresponding period in 2014.
Energy purchases will vary depending on demand for energy within the Southern Company system's service territory, the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, and the availability of the Southern Company system's generation.
Other Operations and Maintenance Expenses

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$136	13.8
In the first quarter 2015, other operations and maintenance expenses were $1.1 billion compared to $986 million for the corresponding period in 2014. The increase was primarily due to a $35 million increase in employee compensation and benefits including pension costs, a $28 million increase in scheduled outage and maintenance costs at generation facilities, a $16 million increase in customer accounts, service, and sales costs primarily related to customer incentive and demand side management programs, a $9 million increase in transmission and

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

distribution costs primarily related to overhead line maintenance, and an $8 million increase in other generation expenses. In addition, Alabama Power deferred approximately $25 million of certain non-nuclear outage expenditures under an accounting order in the first quarter 2014. See Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Alabama Power – Non-Nuclear Outage Accounting Order" in Item 8 of the Form 10-K for additional information related to non-nuclear outage expenditures. Also see Note (F) to the Condensed Financial Statements herein for additional information related to pension costs.
Depreciation and Amortization

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$(10)	(2.0)
In the first quarter 2015, depreciation and amortization was $487 million compared to $497 million for the corresponding period in 2014. The decrease was primarily due to a $26 million reduction in depreciation rates at Alabama Power and a $13 million reduction in depreciation at Gulf Power, as approved by the Florida PSC, partially offset by an increase of $28 million as a result of additional plant in service at the traditional operating companies and Southern Power.
Estimated Loss on Kemper IGCC

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$(371)	(97.6)
In the first quarter 2015 and 2014, estimated probable losses on the Kemper IGCC of $9 million and $380 million, respectively, were recorded at Southern Company. These losses reflect revisions of estimated costs expected to be incurred on Mississippi Power's construction of the Kemper IGCC in excess of the $2.88 billion cost cap established by the Mississippi PSC, net of $245 million of grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2 (DOE Grants) and excluding the cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, AFUDC, and certain general exceptions, including change of law, force majeure, and beneficial capital (which exists when Mississippi Power demonstrates that the purpose and effect of the construction cost increase is to produce efficiencies that will result in a neutral or favorable effect on customers relative to the original proposal for the CPCN) (Cost Cap Exceptions). See FUTURE EARNINGS POTENTIAL – "Construction Program" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Allowance for Equity Funds Used During Construction

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$6	10.5
In the first quarter 2015, AFUDC equity was $63 million compared to $57 million for the corresponding period in 2014. The increase was primarily related to $17 million of additional capital expenditures for environmental and transmission projects at the traditional operating companies, partially offset by an $11 million decrease related to placing the combined cycle and the associated common facilities portion of Mississippi Power's Kemper IGCC in service in August 2014. See Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information regarding the Kemper IGCC.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$98	55.7
In the first quarter 2015, income taxes were $274 million compared to $176 million for the corresponding period in 2014. The increase primarily reflects a reduction in tax benefits related to the estimated probable losses on Mississippi Power's construction of the Kemper IGCC recorded in 2014, partially offset by otherwise lower pre-tax earnings in 2015.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Company's future earnings potential. The level of Southern Company's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of the Southern Company system's primary business of selling electricity. These factors include the traditional operating companies' ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently-incurred costs during a time of increasing costs and the completion and subsequent operation of the Kemper IGCC and Plant Vogtle Units 3 and 4 as well as other ongoing construction projects. Other major factors include the profitability of the competitive wholesale business and successfully expanding investments in renewable energy projects. Future earnings for the electricity business in the near term will depend, in part, upon maintaining and growing sales which are subject to a number of factors. These factors include weather, competition, new energy contracts with other utilities and other wholesale customers, energy conservation practiced by customers, the use of alternative energy sources by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in the service territory. In addition, the level of future earnings for the wholesale business also depends on numerous factors including creditworthiness of customers, total generating capacity available and related costs, future acquisitions and construction of generating facilities, including the impact of ITCs, and the successful remarketing of capacity as current contracts expire. Changes in regional and global economic conditions may impact sales for the traditional operating companies and Southern Power as the pace of the economic recovery remains uncertain. The timing and extent of the economic recovery will impact growth and may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Southern Company in Item 7 of the Form 10-K.
Environmental Matters
Compliance costs related to federal and state environmental statutes and regulations could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis or through market-based contracts. Environmental compliance spending over the next several years may differ materially from the amounts estimated. The timing, specific requirements, and estimated costs could change as environmental statutes and regulations are adopted or modified. Further, higher costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively affect results of operations, cash flows, and financial condition. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under "Environmental Matters" in Item 8 of the Form 10-K for additional information.
Environmental Statutes and Regulations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations," – "Retail Regulatory Matters – Alabama Power – Environmental Accounting Order," and – "Retail Regulatory Matters – Georgia Power – Integrated Resource Plans" of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under "Other Matters

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

– Sierra Club Settlement Agreement" in Item 8 of the Form 10-K for additional information on planned unit retirements and fuel conversions at Alabama Power, Georgia Power, and Mississippi Power.
Coal Combustion Residuals
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Coal Combustion Residuals" of Southern Company in Item 7 of the Form 10-K for additional information regarding the EPA's regulation of CCR.
On April 17, 2015, the EPA published the Disposal of Coal Combustion Residuals from Electric Utilities final rule (CCR Rule) in the Federal Register, setting October 14, 2015 as the effective date of the CCR Rule. The ultimate impact of the CCR Rule cannot be determined at this time and will depend on the traditional operating companies' ongoing review of the CCR Rule, the results of initial and ongoing minimum criteria assessments, and the outcome of legal challenges. Based on initial estimates, Southern Company expects to record incremental asset retirement obligations of approximately $525 million to $575 million related to the CCR Rule in the second quarter 2015.
FERC Matters
The traditional operating companies and Southern Power have authority from the FERC to sell electricity at market-based rates. Since 2008, that authority, for certain balancing authority areas, has been conditioned on compliance with the requirements of an energy auction, which the FERC found to be tailored mitigation that addresses potential market power concerns. In accordance with FERC regulations governing such authority, the traditional operating companies and Southern Power filed a triennial market power analysis on June 30, 2014, which included continued reliance on the energy auction as tailored mitigation. On April 27, 2015, the FERC issued an order finding that the traditional operating companies' and Southern Power's existing tailored mitigation may not effectively mitigate the potential to exert market power in certain areas served by the traditional operating companies and in some adjacent areas. To retain market-based rate authority, the FERC has directed the traditional operating companies and Southern Power, within 60 days, to show why market-based rate authority should not be revoked in these areas or to provide a mitigation plan to further address market power concerns. The traditional operating companies and Southern Power are evaluating the order. The ultimate outcome of this matter cannot be determined at this time.
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
See Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Alabama Power – Rate ECR" and "Retail Regulatory Matters – Georgia Power – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
Alabama Power
Alabama Power's revenues from regulated retail operations are collected through various rate mechanisms subject to the oversight of the Alabama PSC. Alabama Power currently recovers its costs from the regulated retail business primarily through its Rate RSE, Rate CNP, rate energy cost recovery, and natural disaster reserve rate. In addition, the Alabama PSC issues accounting orders to address current events impacting Alabama Power. See Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Alabama Power" in Item 8 of the Form 10-K for additional information regarding Alabama Power's rate mechanisms and accounting orders. The recovery balance of each regulatory clause for Alabama Power is reported in Note (B) to the Condensed Financial Statements herein.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rate CNP
In March 2015, the Emerging Issues Task Force unanimously recommended to allow the normal purchases and normal sales exception for physical forward transactions in nodal energy markets. The Financial Accounting Standards Board (FASB) proposed new accounting guidance reflecting the recommendation on April 23, 2015. This guidance is subject to a public comment period before the FASB issues a final accounting standard. The ultimate outcome of this matter cannot be determined at this time.
Environmental Accounting Order
In April 2015, as part of its environmental compliance strategy, Alabama Power retired Plant Gorgas Units 6 and 7. These units represented 200 MWs of Alabama Power's approximately 12,200 MWs of generating capacity. Additionally, in April 2015, Alabama Power ceased using coal at Plant Barry Units 1 and 2 (250 MWs), but such units will remain available on a limited basis with natural gas as the fuel source. No later than April 2016, Alabama Power expects to cease using coal at Plant Greene County Units 1 and 2 (300 MWs) and begin operating those units solely on natural gas. Alabama Power is continuing to evaluate its plans for Plant Barry Unit 3 (225 MWs), which is currently unavailable for generation.
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
Rate CNP Compliance (Formerly Known As Rate CNP Environmental)
See Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Alabama Power – Rate CNP" and " – Non-Environmental Federal Mandated Costs Accounting Order" in Item 8 of the Form 10-K for additional information regarding Alabama Power's development of a revised cost recovery mechanism.
On March 3, 2015, the Alabama PSC approved a modification to Rate CNP Environmental to include compliance costs for both environmental and non-environmental mandates. The recoverable non-environmental compliance costs result from laws, regulations, and other mandates directed at the utility industry involving the security, reliability, safety, sustainability, or similar considerations impacting Alabama Power's facilities or operations. This modification to Rate CNP Environmental was effective March 20, 2015 with the revised rate now defined as Rate CNP Compliance. Alabama Power incurred $14 million of non-environmental compliance costs during the first quarter 2015 and will be limited to recovery of $50 million for the year. Customer rates will not be impacted before January 2016; therefore, the modification will increase the under-recovered position for Rate CNP Compliance during the year.
Georgia Power
Georgia Power's revenues from regulated retail operations are collected through various rate mechanisms subject to the oversight of the Georgia PSC. Georgia Power currently recovers its costs from the regulated retail business through the 2013 ARP, which includes traditional base tariff rates, Demand-Side Management (DSM) tariffs, Environmental Compliance Cost Recovery (ECCR) tariffs, and Municipal Franchise Fee (MFF) tariffs. In addition, financing costs related to the construction of Plant Vogtle Units 3 and 4 are being collected through the NCCR tariff and fuel costs are collected through separate fuel cost recovery tariffs. See Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Georgia Power" in Item 8 of the Form 10-K for additional information.
Renewables Development
As part of the Georgia Power Advanced Solar Initiative program, Georgia Power executed ten PPAs that were approved by the Georgia PSC in 2014 and provide for the purchase of energy from 515 MWs of solar capacity. These PPAs are expected to commence in December 2015 and 2016 and have terms ranging from 20 to 30 years. As

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a result of certain acquisitions by Southern Power, Georgia Power expects that 229 MWs of the 515 MWs will be purchased from solar facilities owned or under development by Southern Power.
Integrated Resource Plan
To comply with the April 16, 2015 effective date of the MATS rule, Plant Branch Units 1, 3, and 4 (1,266 MWs), Plant Yates Units 1 through 5 (579 MWs), and Plant McManus Units 1 and 2 (122 MWs) were retired on April 15, 2015. In addition, operations were discontinued at Plant Mitchell Unit 3 (155 MWs) and its decertification will be requested in connection with the triennial Integrated Resource Plan in 2016. The switch to natural gas as the primary fuel is complete at Plant Yates Unit 7 and is underway at Plant Yates Unit 6. Plant Yates Unit 7 was returned to service on May 4, 2015 and Plant Yates Unit 6 is expected to return to service in mid-2015.
Gulf Power
Renewables
The Florida PSC preliminarily approved on April 16, 2015, three energy purchase agreements totaling 120 MWs of utility-scale solar generation located at three military installations in northwest Florida. These contracts are expected to begin in 2016 with a term of 25 years each. The Florida PSC preliminarily approved on May 5, 2015, an energy purchase agreement for up to 178 MWs of wind generation in central Oklahoma. The agreement is expected to begin by the end of 2015 with a term of 20 years. Purchases under these agreements will be for energy only and are expected to be recovered through Gulf Power's fuel cost recovery mechanism. The ultimate outcome of these matters cannot be determined at this time.
Mississippi Power
Renewables
Subsequent to March 31, 2015, Mississippi Power entered into separate PPAs for three solar facilities for a combined total of approximately 105 MWs. Mississippi Power would purchase all of the energy produced by the solar facilities for the 25-year term of the contracts. If approved by the Mississippi PSC, the projects are expected to be in service by the end of 2016 and the resulting energy purchases will be recovered through Mississippi Power's fuel cost recovery mechanism. The ultimate outcome of this matter cannot be determined at this time.
Construction Program
The subsidiary companies of Southern Company are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. The Southern Company system intends to continue its strategy of developing and constructing new generating facilities, as well as adding or changing fuel sources for certain existing units, adding environmental control equipment, and expanding the transmission and distribution systems. For the traditional operating companies, major generation construction projects are subject to state PSC approval in order to be included in retail rates. While Southern Power generally constructs and acquires generation assets covered by long-term PPAs, any uncontracted capacity could negatively affect future earnings.
The two largest construction projects currently underway in the Southern Company system are Plant Vogtle Units 3 and 4 and the Kemper IGCC. Georgia Power has a 45.7% ownership interest in Plant Vogtle Units 3 and 4, each with approximately 1,100 MWs, and Mississippi Power is ultimately expected to hold an 85% ownership interest in the 582-MW Kemper IGCC. See Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" and "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" and "Integrated Coal Gasification Combined Cycle" herein for additional information. For additional information about costs relating to Southern Power's acquisitions that involve construction of renewable energy facilities, see Note (I) to the Condensed Financial Statements herein.
From 2013 through March 31, 2015, Southern Company recorded pre-tax charges totaling $2.06 billion ($1.27 billion after tax) for revisions of estimated costs expected to be incurred on Mississippi Power's construction

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of the Kemper IGCC above the $2.88 billion cost cap established by the Mississippi PSC, net of the DOE Grants and excluding the Cost Cap Exceptions. In subsequent periods, any further changes in the estimated costs to complete construction of the Kemper IGCC subject to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, will be reflected in Southern Company's statements of income and these changes could be material.
On January 29, 2015, Georgia Power announced it was notified by the Contractor of the Contractor's revised forecast for completion of Plant Vogtle Units 3 and 4, which would incrementally delay the previously disclosed estimated in-service dates by 18 months (from the fourth quarter of 2017 to the second quarter of 2019 for Unit 3 and from the fourth quarter of 2018 to the second quarter of 2020 for Unit 4).
While Georgia Power has not agreed to any change to the guaranteed substantial completion dates (April 2016 for Unit 3 and April 2017 for Unit 4) included in the engineering, procurement, and construction agreement relating to Plant Vogtle Units 3 and 4, Georgia Power's twelfth Vogtle Construction Monitoring (VCM) report, filed February 27, 2015, included a requested amendment (Requested Amendment) to the Plant Vogtle Units 3 and 4 certificate to reflect the Contractor's revised forecast, to include the estimated owner's costs associated with the proposed 18-month Contractor delay, and to increase the estimated in-service capital cost of Plant Vogtle Units 3 and 4 from $4.4 billion to $5.0 billion. No Contractor costs related to the Contractor's proposed 18-month delay were included in the twelfth VCM report. The twelfth VCM report estimated financing costs during the construction period to total approximately $2.5 billion.
On April 15, 2015, the Georgia PSC issued a procedural order in connection with the twelfth VCM report. Pursuant to this order, the Georgia PSC deemed the Requested Amendment unnecessary and withdrawn until the completion of construction of Plant Vogtle Unit 3. The Georgia PSC recognized that the certified cost does not constitute a cost recovery cap. In accordance with the Georgia Integrated Resource Planning Act, any costs incurred by Georgia Power in excess of the certified amount will be included in rate base, provided Georgia Power shows the costs to be reasonable and prudent. Financing costs up to the certified amount will be collected through the NCCR tariff until the units are placed in service, while financing costs on any construction-related costs in excess of the $4.4 billion certified amount are expected to be recovered through AFUDC.
Additionally, there are certain risks associated with the construction program in general and certain risks associated with the licensing, construction, and operation of nuclear generating units in particular, including potential impacts that could result from a major incident at a nuclear facility anywhere in the world. The ultimate outcome of these events cannot be determined at this time.
See FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" for additional information.
Income Tax Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters" of Southern Company in Item 7 of the Form 10-K for additional information.
Section 174 Research and Experimental Deduction
Southern Company reflected deductions for research and experimental expenditures related to the Kemper IGCC in its federal income tax calculations for 2013 and 2014. Due to the uncertainty related to this tax position, Southern Company had unrecognized tax benefits totaling approximately $211 million at March 31, 2015. See Note 5 to the financial statements of Southern Company under "Unrecognized Tax Benefits" in Item 8 of the Form 10-K and Notes (B) and (G) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" and "Unrecognized Tax Benefits," respectively, herein for additional information. The ultimate outcome of this tax matter cannot be determined at this time.
Other Matters
Southern Company and its subsidiaries are involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Southern Company and its subsidiaries are subject to certain claims

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and legal actions arising in the ordinary course of business. The business activities of Southern Company's subsidiaries are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements, such as air quality and water standards, has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
The ultimate outcome of such pending or potential litigation against Southern Company and its subsidiaries cannot be predicted at this time; however, for current proceedings not specifically reported in Note (B) to the Condensed Financial Statements herein or in Note 3 to the financial statements of Southern Company in Item 8 of the Form 10-K, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Southern Company's financial statements. See Note (B) to the Condensed Financial Statements herein for a discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
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
Kemper IGCC Estimated Construction Costs, Project Completion Date, and Rate Recovery
During 2015, Mississippi Power further revised its cost estimate to complete construction and start-up of the Kemper IGCC to an amount that exceeds the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions. Mississippi Power does not intend to seek any rate recovery or any joint owner contributions for any costs related to the construction of the Kemper IGCC that exceed the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions.
As a result of the revisions to the cost estimate, Southern Company recorded total pre-tax charges to income for the estimated probable losses on the Kemper IGCC of $9 million ($6 million after tax) in the first quarter 2015, $70 million ($43 million after tax) in the fourth quarter 2014, $418 million ($258 million after tax) in the third quarter 2014, $380 million ($235 million after tax) in the first quarter 2014, $40 million ($25 million after tax) in the fourth quarter 2013, $150 million ($93 million after tax) in the third quarter 2013, $450 million ($278 million after tax) in the second quarter 2013, and $540 million ($333 million after tax) in the first quarter 2013. In the aggregate, Southern Company has incurred charges of $2.06 billion ($1.27 billion after tax) as a result of changes in the cost estimate for the Kemper IGCC through March 31, 2015.
Mississippi Power has experienced, and may continue to experience, material changes in the cost estimate for the Kemper IGCC. In subsequent periods, any further changes in the estimated costs to complete construction and start-up of the Kemper IGCC subject to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions will be reflected in Southern Company's statements of income and these changes could be material. Any further cost increases and/or extensions of the in-service date with respect to the Kemper IGCC may result from factors including, but not limited to, labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

construction or other agreements, operational readiness, including specialized operator training and required site safety programs, unforeseen engineering or design problems, start-up activities for this first-of-a-kind technology (including major equipment failure and system integration), and/or operational performance (including additional costs to satisfy any operational parameters ultimately adopted by the Mississippi PSC).
Mississippi Power's revised cost estimate includes costs through March 31, 2016. Any further extension of the in-service date is currently estimated to result in additional base costs of approximately $25 million to $30 million per month, which includes maintaining necessary levels of start-up labor, materials, and fuel, as well as operational resources required to execute start-up and commissioning activities. Any further extension of the in-service date with respect to the Kemper IGCC would also increase costs for the Cost Cap Exceptions, which are not subject to the $2.88 billion cost cap established by the Mississippi PSC. These costs include AFUDC, which is currently estimated to total approximately $13 million per month, as well as carrying costs and operating expenses on Kemper IGCC assets placed in service and consulting fees and legal fees which are being deferred as regulatory assets and are estimated to total approximately $6 million per month.
Given the significant judgment involved in estimating the future costs to complete construction and start-up, the project completion date, the ultimate rate recovery for the Kemper IGCC, and the potential impact on Southern Company's results of operations, Southern Company considers these items to be critical accounting estimates. See Note 3 to the financial statements of Southern Company under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASC 606, Revenue from Contracts with Customers. ASC 606 revises the accounting for revenue recognition. On April 29, 2015, the FASB issued an exposure draft proposing the standard be effective for fiscal years beginning after December 15, 2017. Southern Company continues to evaluate the requirements of ASC 606. The ultimate impact of the new standard has not yet been determined.
On April 7, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and is effective for fiscal years beginning after December 15, 2015. Southern Company currently reflects unamortized debt issuance costs in unamortized debt issuance expense on its balance sheet. Upon adoption, the reclassification will not have a material impact on the results of operations, financial position, or cash flows of Southern Company.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Southern Company in Item 7 of the Form 10-K for additional information. Southern Company's financial condition remained stable at March 31, 2015. Through March 31, 2015, Southern Company has incurred non-recoverable cash expenditures of $1.49 billion and is expected to incur approximately $567 million in additional non-recoverable cash expenditures through completion of the Kemper IGCC. Southern Company intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $913 million for the first three months of 2015, a decrease of $190 million from the corresponding period in 2014. The decrease in net cash provided from operating activities was primarily due to a decrease in KWH generation from coal and the timing of fuel purchases. Net cash used for investing activities totaled $1.1 billion for the first three months of 2015 primarily due to gross property additions for installation of equipment to comply with environmental standards, construction of generation, transmission, and

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

distribution facilities, acquisitions of solar facilities, and purchases of nuclear fuel. Net cash provided from financing activities totaled $596 million for the first three months of 2015. This was primarily due to issuances of long-term debt and common stock and an increase in short-term debt outstanding, partially offset by common stock dividend payments, redemptions of long-term debt, and the repurchase of common stock. Fluctuations in cash flow from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first three months of 2015 include an increase of $607 million in total property, plant, and equipment to comply with environmental standards and construction of generation, transmission, and distribution facilities. Other significant changes include an $876 million increase in notes payable and a $390 million decrease in accrued compensation.
At the end of the first quarter 2015, the market price of Southern Company's common stock was $44.28 per share (based on the closing price as reported on the New York Stock Exchange) and the book value was $22.04 per share, representing a market-to-book ratio of 201%, compared to $49.11, $21.98, and 223%, respectively, at the end of 2014. Southern Company's common stock dividend for the first quarter 2015 was $0.5250 per share compared to $0.5075 per share in the first quarter 2014. In April 2015, the quarterly dividend payable in June 2015 was increased to $0.5425 per share.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Company in Item 7 of the Form 10-K for a description of Southern Company's capital requirements for the construction programs of the Southern Company system, including estimated capital expenditures for new generating facilities and to comply with existing environmental statutes and regulations, scheduled maturities of long-term debt, as well as related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, trust funding requirements, and unrecognized tax benefits. Approximately $3.7 billion will be required through March 31, 2016 to fund maturities of long-term debt and announced redemptions of preferred and preference stock of Alabama Power. See "Sources of Capital" herein for additional information.
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
Sources of Capital
Southern Company intends to meet its future capital needs through operating cash flow, short-term debt, term loans, and external security issuances. Equity capital can be provided from any combination of Southern Company's stock plans, private placements, or public offerings. The amount and timing of additional equity capital to be raised in 2015, as well as in subsequent years, will be contingent on Southern Company's investment opportunities and the Southern Company system's capital requirements.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as described herein, the traditional operating companies and Southern Power plan to obtain the funds required for construction and other purposes from operating cash flows, external security issuances, term loans, short-term borrowings, and equity contributions or loans from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" of Southern Company in Item 7 of the Form 10-K for additional information.
In addition, Georgia Power may make borrowings through a loan guarantee agreement (Loan Guarantee Agreement) between Georgia Power and the DOE, the proceeds of which may be used to reimburse Georgia Power for eligible costs incurred in connection with its construction of Plant Vogtle Units 3 and 4. Under the Loan Guarantee Agreement, the DOE agreed to guarantee borrowings of up to $3.46 billion (not to exceed 70% of eligible costs) to be made by Georgia Power under a multi-advance credit facility (FFB Credit Facility) among Georgia Power, the DOE, and the FFB. See Note 6 to the financial statements of Southern Company under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information regarding the Loan Guarantee Agreement and Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
Eligible project costs incurred through March 31, 2015 would allow for borrowings of up to $2.1 billion under the FFB Credit Facility. Through March 31, 2015, Georgia Power has borrowed $1.2 billion under the FFB Credit Facility, leaving $0.9 billion of available borrowing ability.
Mississippi Power received $245 million of DOE Grants in prior years that were used for the construction of the Kemper IGCC. An additional $25 million of DOE Grants is expected to be received for commercial operation of the Kemper IGCC. In addition, see Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for information regarding legislation related to the securitization of certain costs of the Kemper IGCC.
As of March 31, 2015, Southern Company's current liabilities exceeded current assets by $2.8 billion, primarily due to long-term debt that is due within one year of $3.3 billion, including approximately $0.4 billion at Southern Company, $0.7 billion at Alabama Power, $1.6 billion at Georgia Power, and $0.5 billion at Southern Power. In addition, Mississippi Power has $0.9 billion in bank term loans that mature on April 1, 2016. To meet short-term cash needs and contingencies, Southern Company has substantial cash flow from operating activities and access to capital markets and financial institutions. Southern Company, the traditional operating companies, and Southern Power intend to utilize operating cash flows, as well as commercial paper, lines of credit, bank notes, and securities issuances as market conditions permit, as well as, under certain circumstances for the traditional operating companies and Southern Power, equity contributions and/or loans from Southern Company to meet their short-term capital needs. In addition, in 2015, Georgia Power expects to utilize borrowings through the FFB Credit Facility as its primary source of long-term borrowed funds.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 2015, Southern Company and its subsidiaries had approximately $1.1 billion of cash and cash equivalents. Committed credit arrangements with banks at March 31, 2015 were as follows:

	Expires						Executable Term Loans		Due Within One Year
Company	2015	2016	2017	2018	Total	Unused	One Year	Two Years	Term Out	No Term Out
	(in millions)				(in millions)		(in millions)		(in millions)
Southern Company	$—	$—	$—	$1,000	$1,000	$1,000	$—	$—	$—	$—
Alabama Power	228	50	—	1,030	1,308	1,308	58	—	58	170
Georgia Power	—	150	—	1,600	1,750	1,736	—	—	—	150
Gulf Power	45	200	30	—	275	275	50	—	50	195
Mississippi Power	135	165	—	—	300	270	25	40	65	235
Southern Power	—	—	—	500	500	488	—	—	—	—
Other	70	—	—	—	70	70	20	—	20	50
Total	$478	$565	$30	$4,130	$5,203	$5,147	$153	$40	$193	$800
See Note 6 to the financial statements of Southern Company under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
A portion of the unused credit with banks is allocated to provide liquidity support to the traditional operating companies' variable rate pollution control revenue bonds and commercial paper programs. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of March 31, 2015 was approximately $1.8 billion. In addition, at March 31, 2015, the traditional operating companies had $396 million of fixed rate pollution control revenue bonds outstanding that were required to be remarketed within the next 12 months. Subsequent to March 31, 2015, $145 million of these fixed rate pollution control revenue bonds were purchased and are being held by the applicable traditional operating company and currently are not required to be remarketed within the next 12 months.
Subject to applicable market conditions, Southern Company and its subsidiaries expect to renew or replace their bank credit arrangements, as needed, prior to expiration.
Most of these bank credit arrangements contain covenants that limit debt levels and contain cross default provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. Such cross default provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness or guarantee obligations over a specified threshold. Southern Company, the traditional operating companies, and Southern Power are currently in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
Southern Company, the traditional operating companies, and Southern Power make short-term borrowings primarily through commercial paper programs that have the liquidity support of the committed bank credit arrangements described above. Southern Company, the traditional operating companies, and Southern Power may also borrow through various other arrangements with banks. Commercial paper and short-term bank term loans are included in notes payable in the balance sheets.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of short-term borrowings were as follows:

	Short-term Debt at March 31, 2015		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$1,399	0.3%	$883	0.3%	$1,487
Short-term bank debt	280	0.8%	10	1.1%	280
Total	$1,679	0.4%	$893	0.3%
(*)    Average and maximum amounts are based upon daily balances during the three-month period ended March 31, 2015.
Southern Company believes the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, bank notes, and operating cash flows.
Credit Rating Risk
Southern Company and its subsidiaries do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change of certain subsidiaries to BBB and Baa2, or BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, energy price risk management, interest rate derivatives, and construction of new generation at Plant Vogtle Units 3 and 4.
The maximum potential collateral requirements under these contracts at March 31, 2015 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and Baa2	$9
At BBB- and/or Baa3	385
Below BBB- and/or Baa3	2,454
Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact the ability of Southern Company and its subsidiaries to access capital markets, particularly the short-term debt market and the variable rate pollution control revenue bond market.
Financing Activities
During the first three months of 2015, Southern Company issued approximately 3.1 million shares of common stock primarily through the employee equity compensation plan and received proceeds of approximately $112 million. Southern Company is not currently issuing shares of common stock through the Southern Investment Plan or its employee savings plan. All sales under the Southern Investment Plan and the employee savings plan are currently being funded with shares acquired on the open market by independent plan administrators.
On March 2, 2015, Southern Company announced a program to repurchase up to 20 million shares of Southern Company common stock to offset all or a portion of the incremental shares issued under its employee and director equity compensation plans, including through stock option exercises, until December 31, 2017. Under this program, approximately 2.6 million shares have been repurchased through March 31, 2015 at a total cost of approximately $115 million. Pursuant to board approval, Southern Company may repurchase shares through open market

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

purchases or privately negotiated transactions, including accelerated or other share repurchase programs, in accordance with applicable securities laws.
The following table outlines the long-term debt financing activities for Southern Company and its subsidiaries for the first three months of 2015:

Company(a)	Senior Note Issuances	Senior Note Redemptions	Other Long-Term Debt Redemptions and Maturities(b)
	(in millions)
Alabama Power	$550	$250	$—
Georgia Power	—	—	3
Mississippi Power	—	—	76
Other	—	—	4
Total	$550	$250	$83

(a)	Southern Company, Gulf Power, and Southern Power did not issue or redeem any long-term debt during the first three months of 2015.

(b)	Includes reductions in capital lease obligations resulting from cash payments under capital leases.
Alabama Power used the proceeds of the debt issuance shown in the table above for its redemption shown in the table above and for general corporate purposes, including its continuous construction program.
In March 2015, Georgia Power entered into a three-month floating rate bank loan bearing interest based on one-month LIBOR. This short-term loan was for $250 million aggregate principal amount and the proceeds were used for working capital and other general corporate purposes.
Subsequent to March 31, 2015, Alabama Power purchased and held $80 million aggregate principal amount of Industrial Development Board of the City of Mobile, Alabama Pollution Control Revenue Bonds (Alabama Power Company Barry Plant Project), Series 2007-B. Alabama Power may reoffer these bonds to the public at a later date.
Also subsequent to March 31, 2015, Alabama Power issued $175 million additional aggregate principal amount of its Series 2015A 3.750% Senior Notes due March 1, 2045 (Additional Series 2015A Senior Notes) and $250 million aggregate principal amount of its Series 2015B 2.800% Senior Notes due April 1, 2025 (Series 2015B Senior Notes). A portion of the proceeds of the Additional Series 2015A Senior Notes and the Series 2015B Senior Notes will be used for the announced redemption on May 15, 2015 of 6.48 million shares ($162 million aggregate stated capital) of Alabama Power's 5.20% Class A Preferred Stock at a redemption price of $25 per share plus accrued and unpaid dividends to the redemption date, 4.0 million shares ($100 million aggregate stated capital) of Alabama Power's 5.30% Class A Preferred Stock at a redemption price of $25 per share plus accrued and unpaid dividends to the redemption date, and 6.0 million shares ($150 million aggregate stated capital) of Alabama Power's 5.625% Series Preference Stock at a redemption price of $25 per share plus accrued and unpaid dividends to the redemption date, and the remaining net proceeds will be used for general corporate purposes, including Alabama Power's continuous construction program.
Also subsequent to March 31, 2015, Georgia Power purchased and held $65 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Second Series 2008. Georgia Power may reoffer these bonds to the public at a later date.
Also subsequent to March 31, 2015, Georgia Power redeemed $125 million aggregate principal amount of its Series Y 5.80% Senior Notes due April 15, 2035; as a result, Georgia Power reclassified the outstanding principal balance to securities due within one year at March 31, 2015.
Also subsequent to March 31, 2015, Mississippi Power entered into two floating rate bank loans with a maturity date of April 1, 2016, in an aggregate principal amount of $475 million, bearing interest based on one-month LIBOR. The proceeds of these loans were used for the repayment of term loans in an aggregate principal amount of

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$275 million, working capital, and other general corporate purposes, including Mississippi Power's ongoing construction program. Mississippi Power also amended three outstanding floating rate bank loans for an aggregate principal amount of $425 million which, among other things, extended the maturity dates from various dates in 2015 to April 1, 2016.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Company and its subsidiaries plan to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

PART I
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended March 31, 2015, there were no material changes to each registrant's disclosures about market risk. For an in-depth discussion of each registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of each registrant in Item 7 of the Form 10-K and Note 1 to the financial statements of each registrant under "Financial Instruments," Note 11 to the financial statements of Southern Company, Alabama Power, and Georgia Power, Note 10 to the financial statements of Gulf Power and Mississippi Power, and Note 9 to the financial statements of Southern Power in Item 8 of the Form 10-K. Also, see Note (H) to the Condensed Financial Statements herein for information relating to derivative instruments.
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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Gulf Power's, Mississippi Power's, or Southern Power Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first quarter 2015 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Gulf Power's, Mississippi Power's, or Southern Power Company's internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Operating Revenues:
Retail revenues	$1,268	$1,297
Wholesale revenues, non-affiliates	65	85
Wholesale revenues, affiliates	15	69
Other revenues	53	57
Total operating revenues	1,401	1,508
Operating Expenses:
Fuel	310	432
Purchased power, non-affiliates	41	57
Purchased power, affiliates	53	49
Other operations and maintenance	399	325
Depreciation and amortization	158	175
Taxes other than income taxes	94	89
Total operating expenses	1,055	1,127
Operating Income	346	381
Other Income and (Expense):
Allowance for equity funds used during construction	15	10
Interest expense, net of amounts capitalized	(65)	(62)
Other income (expense), net	(4)	(5)
Total other income and (expense)	(54)	(57)
Earnings Before Income Taxes	292	324
Income taxes	113	127
Net Income	179	197
Dividends on Preferred and Preference Stock	10	10
Net Income After Dividends on Preferred and Preference Stock	$169	$187

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Net Income	$179	$197
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(2) and $-, respectively	(4)	—
Total other comprehensive income (loss)	(4)	—
Comprehensive Income	$175	$197
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Operating Activities:
Net income	$179	$197
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	196	210
Deferred income taxes	16	25
Allowance for equity funds used during construction	(15)	(10)
Other, net	2	(22)
Changes in certain current assets and liabilities —
-Receivables	(3)	(17)
-Fossil fuel stock	—	99
-Materials and supplies	12	3
-Other current assets	(80)	(81)
-Accounts payable	(229)	(139)
-Accrued taxes	246	147
-Accrued compensation	(89)	(37)
-Retail fuel cost over recovery	34	(20)
-Other current liabilities	21	(3)
Net cash provided from operating activities	290	352
Investing Activities:
Property additions	(325)	(287)
Nuclear decommissioning trust fund purchases	(129)	(56)
Nuclear decommissioning trust fund sales	129	56
Cost of removal, net of salvage	(13)	(12)
Change in construction payables	34	49
Other investing activities	(9)	(5)
Net cash used for investing activities	(313)	(255)
Financing Activities:
Proceeds —
Senior note issuances	550	—
Capital contributions from parent company	6	7
Redemptions — Senior notes	(250)	—
Payment of preferred and preference stock dividends	(10)	(10)
Payment of common stock dividends	(143)	(137)
Other financing activities	(8)	—
Net cash provided from (used for) financing activities	145	(140)
Net Change in Cash and Cash Equivalents	122	(43)
Cash and Cash Equivalents at Beginning of Period	273	295
Cash and Cash Equivalents at End of Period	$395	$252
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $5 and $4 capitalized for 2015 and 2014, respectively)	$68	$61
Income taxes, net	(136)	(28)
Noncash transactions — Accrued property additions at end of period	41	66
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2015	At December 31, 2014
	(in millions)
Current Assets:
Cash and cash equivalents	$395	$273
Receivables —
Customer accounts receivable	374	345
Unbilled revenues	115	138
Under recovered regulatory clause revenues	16	74
Other accounts and notes receivable	24	23
Affiliated companies	36	37
Accumulated provision for uncollectible accounts	(10)	(9)
Fossil fuel stock, at average cost	268	268
Materials and supplies, at average cost	410	406
Vacation pay	66	65
Prepaid expenses	134	244
Other regulatory assets, current	91	84
Other current assets	4	5
Total current assets	1,923	1,953
Property, Plant, and Equipment:
In service	23,254	23,080
Less accumulated provision for depreciation	8,627	8,522
Plant in service, net of depreciation	14,627	14,558
Nuclear fuel, at amortized cost	359	348
Construction work in progress	1,089	1,006
Total property, plant, and equipment	16,075	15,912
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	67	66
Nuclear decommissioning trusts, at fair value	770	756
Miscellaneous property and investments	85	84
Total other property and investments	922	906
Deferred Charges and Other Assets:
Deferred charges related to income taxes	523	525
Deferred under recovered regulatory clause revenues	87	31
Other regulatory assets, deferred	1,065	1,063
Other deferred charges and assets	161	162
Total deferred charges and other assets	1,836	1,781
Total Assets	$20,756	$20,552
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2015	At December 31, 2014
	(in millions)
Current Liabilities:
Securities due within one year	$734	$454
Accounts payable —
Affiliated	225	248
Other	273	443
Customer deposits	88	87
Accrued taxes —
Accrued income taxes	37	2
Other accrued taxes	59	37
Accrued interest	59	66
Accrued vacation pay	54	54
Accrued compensation	44	131
Other regulatory liabilities, current	2	2
Other current liabilities	114	80
Total current liabilities	1,689	1,604
Long-term Debt	6,193	6,176
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,890	3,874
Deferred credits related to income taxes	71	72
Accumulated deferred investment tax credits	123	125
Employee benefit obligations	322	326
Asset retirement obligations	840	829
Other cost of removal obligations	743	744
Other regulatory liabilities, deferred	242	239
Deferred over recovered regulatory clause revenues	81	47
Other deferred credits and liabilities	88	79
Total deferred credits and other liabilities	6,400	6,335
Total Liabilities	14,282	14,115
Redeemable Preferred Stock	342	342
Preference Stock	343	343
Common Stockholder's Equity:
Common stock, par value $40 per share —
Authorized — 40,000,000 shares
Outstanding — 30,537,500 shares	1,222	1,222
Paid-in capital	2,318	2,304
Retained earnings	2,281	2,255
Accumulated other comprehensive loss	(32)	(29)
Total common stockholder's equity	5,789	5,752
Total Liabilities and Stockholder's Equity	$20,756	$20,552
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2015 vs. FIRST QUARTER 2014

OVERVIEW
Alabama Power operates as a vertically integrated utility providing electricity to retail and wholesale customers within its traditional service territory located within the State of Alabama in addition to wholesale customers in the Southeast.
Many factors affect the opportunities, challenges, and risks of Alabama Power's business of selling electricity. These factors include the ability to maintain a constructive regulatory environment, to maintain and grow energy sales, and to effectively manage and secure timely recovery of costs. These costs include those related to projected long-term demand growth, increasingly stringent environmental standards, reliability, fuel, capital expenditures, and restoration following major storms. Appropriately balancing required costs and capital expenditures with customer prices will continue to challenge Alabama Power for the foreseeable future.
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
RESULTS OF OPERATIONS
Net Income

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$(18)	(9.6)
Alabama Power's net income after dividends on preferred and preference stock for the first quarter 2015 was $169 million compared to $187 million for the corresponding period in 2014. The decrease in net income was primarily related to an increase in non-fuel operations and maintenance expenses, partially offset by an increase in rates under rate stabilization and equalization (Rate RSE) as well as a decrease in depreciation expense. Also contributing to the decrease in net income was milder weather in the first quarter 2015 as compared to the corresponding period in 2014.
Retail Revenues

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$(29)	(2.2)
In the first quarter 2015, retail revenues were $1.27 billion compared to $1.30 billion for the corresponding period in 2014.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the changes in retail revenues were as follows:

	First Quarter 2015
	(in millions)	(% change)
Retail – prior year	$1,297
Estimated change resulting from –
Rates and pricing	47	3.6
Sales growth	9	0.7
Weather	(20)	(1.5)
Fuel and other cost recovery	(65)	(5.0)
Retail – current year	$1,268	(2.2)%
Revenues associated with changes in rates and pricing increased in the first quarter 2015 when compared to the corresponding period in 2014 primarily due to a Rate RSE increase effective January 1, 2015. See Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales increased in the first quarter 2015 when compared to the corresponding period in 2014. Industrial KWH energy sales slightly increased 0.3% in the first quarter 2015 as a result of an increase in demand resulting from changes in production levels primarily in the pipelines, stone, clay, and glass, and automotive and plastics sectors, offset by a decrease in demand in the primary metals and forest products sectors. Weather-adjusted residential and commercial KWH energy sales increased 0.8% and 1.6%, respectively, in the first quarter 2015 as a result of increased customer usage and customer growth.
Revenues resulting from changes in weather decreased in the first quarter 2015 due to milder weather experienced in Alabama Power's service territory as compared to the corresponding period in 2014. For the first quarter 2015, the resulting decreases were 2.4% and 1.7% for residential and commercial sales revenue, respectively.
Fuel and other cost recovery revenues decreased in the first quarter 2015 when compared to the corresponding period in 2014 primarily due to a decrease in KWH generation and the average cost of natural gas. Electric rates include provisions to recognize the full recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with the Natural Disaster Reserve. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not affect net income.
Wholesale Revenues – Non-Affiliates

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$(20)	(23.5)
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
In the first quarter 2015, wholesale revenues from sales to non-affiliates were $65 million compared to $85 million for the corresponding period in 2014. The decrease was primarily due to a 9.0% decrease in KWH sales and a 15.9% decrease in the price of energy. In 2014, Alabama Power's fuel diversity led to increased sales to non-affiliates due to higher than normal natural gas prices. In 2015, lower natural gas prices and decreased availability of hydro generation, due to less rainfall, resulted in lower sales of Alabama Power's generation to non-affiliates.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wholesale Revenues – Affiliates

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$(54)	(78.3)
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
In the first quarter 2015, wholesale revenues from sales to affiliates were $15 million compared to $69 million for the corresponding period in 2014. The decrease was primarily due to a 69.1% decrease in KWH sales and a 30.9% decrease in the price of energy. In 2014, Alabama Power's fuel diversity led to increased sales to affiliates due to higher than normal natural gas prices. In 2015, lower natural gas prices and decreased availability of hydro generation, due to less rainfall, resulted in lower sales of Alabama Power's generation to affiliates.
Fuel and Purchased Power Expenses

	First Quarter 2015 vs. First Quarter 2014
	(change in millions)	(% change)
Fuel	$(122)	(28.2)
Purchased power – non-affiliates	(16)	(28.1)
Purchased power – affiliates	4	8.2
Total fuel and purchased power expenses	$(134)
In the first quarter 2015, total fuel and purchased power expenses were $404 million compared to $538 million for the corresponding period in 2014. The decrease was primarily due to a $69 million decrease in the average cost of fuel, a $53 million decrease related to the volume of KWHs generated, and a $37 million decrease in the average cost of purchased power, partially offset by a $25 million increase in the volume of KWHs purchased.
Fuel and purchased power energy transactions do not have a significant impact on earnings, since energy expenses are generally offset by energy revenues through Alabama Power's energy cost recovery clause. Alabama Power, along with the Alabama PSC, continuously monitors the under/over recovered balance to determine whether adjustments to billing rates are required. See Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters – Rate ECR" in Item 8 of the Form 10-K for additional information.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of Alabama Power's generation and purchased power were as follows:

	First Quarter 2015	First Quarter 2014
Total generation (billions of KWHs)	15	16
Total purchased power (billions of KWHs)	2	2
Sources of generation (percent) —
Coal	47	53
Nuclear	26	23
Gas	19	15
Hydro	8	9
Cost of fuel, generated (cents per net KWH) —
Coal	2.89	3.40
Nuclear	0.80	0.87
Gas	3.03	4.19
Average cost of fuel, generated (cents per net KWH)(a)	2.33	2.89
Average cost of purchased power (cents per net KWH)(b)	4.60	6.41

(a)	KWHs generated by hydro are excluded from the average cost of fuel, generated.

(b)	Average cost of purchased power includes fuel purchased by Alabama Power for tolling agreements where power is generated by the provider.
Fuel
In the first quarter 2015, fuel expense was $310 million compared to $432 million for the corresponding period in 2014. The decrease was primarily due to a 27.6% decrease in the average cost of natural gas per KWH generated, which excludes fuel associated with tolling agreements, a 20.6% decrease in the volume of KWHs generated by coal, and a 15.1% decrease in the average cost of coal generation. This was partially offset by a 22.6% decrease in the volume of KWHs generated by hydro facilities as a result of less rainfall and a 6.7% increase in the volume of KWHs generated by natural gas.
Purchased Power – Non-Affiliates
In the first quarter 2015, purchased power expense from non-affiliates was $41 million compared to $57 million for the corresponding period in 2014. The decrease was related to a 33.1% decrease in the average cost per KWH purchased as a result of lower natural gas prices, partially offset by a 7.3% increase in the amount of energy purchased due to decreased availability of hydro generation as a result of less rainfall in the first quarter of 2015 as compared to the corresponding period during 2014.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the first quarter 2015, purchased power expense from affiliates was $53 million compared to $49 million for the corresponding period in 2014. The increase was related to a 35.6% increase in the amount of energy purchased primarily due to the availability of Southern Company's lower cost generation sources and the decreased availability of hydro generation as a result of less rainfall. This increase was partially offset by a 20.2% decrease in the average cost per KWH purchased due to lower natural gas prices.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$74	22.8
In the first quarter 2015, other operations and maintenance expenses were $399 million compared to $325 million for the corresponding period in 2014. The increase was primarily due to the implementation of an accounting order in 2014 allowing the deferral of non-nuclear outage costs. Alabama Power deferred approximately $25 million of non-nuclear outage expenditures in the first quarter 2014. See Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters – Cost of Removal Accounting Order" in Item 8 of the Form 10-K for additional information. In addition, there was an increase of $23 million in steam production primarily due to scheduled outage costs and a $10 million increase in employee benefits including pension costs. See Note (F) to the Condensed Financial Statements herein for additional information related to pension costs.
Depreciation and Amortization

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$(17)	(9.7)
In the first quarter 2015, depreciation and amortization was $158 million compared to $175 million for the corresponding period in 2014. The decrease was primarily due to a decrease in depreciation rates related to steam, transmission, distribution, and environmental assets effective January 1, 2015, as authorized by the FERC, partially offset by increases in plant in service.
Allowance for Equity Funds Used During Construction

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$5	50.0
In the first quarter 2015, AFUDC equity was $15 million compared to $10 million for the corresponding period in 2014. The increase was primarily due to additional capital expenditures for steam environmental, steam generation, and nuclear production.
Income Taxes

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$(14)	(11.0)
In the first quarter 2015, income taxes were $113 million compared to $127 million for the corresponding period in 2014. The decrease was primarily due to lower pre-tax earnings.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Alabama Power's future earnings potential. The level of Alabama Power's future earnings depends on numerous factors that affect the opportunities,

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

challenges, and risks of Alabama Power's primary business of selling electricity. These factors include Alabama Power's ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently-incurred costs during a time of increasing costs. Future earnings in the near term will depend, in part, upon maintaining and growing sales which are subject to a number of factors. These factors include weather, competition, new energy contracts with other utilities, energy conservation practiced by customers, the use of alternative energy sources by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Alabama Power's service territory. Changes in regional and global economic conditions may impact sales for Alabama Power as the pace of the economic recovery remains uncertain. The timing and extent of the economic recovery will impact growth and may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Alabama Power in Item 7 of the Form 10-K.
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
Environmental Statutes and Regulations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations" and – "Retail Regulatory Matters – Environmental Accounting Order" of Alabama Power in Item 7 of the Form 10-K and "Retail Regulatory Matters – Environmental Accounting Order" herein for additional information regarding Alabama Power's plan for compliance with environmental statutes and regulations.
Coal Combustion Residuals
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Coal Combustion Residuals" of Alabama Power in Item 7 of the Form 10-K for additional information regarding the EPA's regulation of CCR.
On April 17, 2015, the EPA published the Disposal of Coal Combustion Residuals from Electric Utilities final rule (CCR Rule) in the Federal Register, setting October 14, 2015 as the effective date of the CCR Rule. The ultimate impact of the CCR Rule cannot be determined at this time and will depend on Alabama Power's ongoing review of the CCR Rule, the results of initial and ongoing minimum criteria assessments, and the outcome of legal challenges. Based on initial estimates, Alabama Power expects to record incremental asset retirement obligations of approximately $330 million to $350 million related to the CCR Rule in the second quarter 2015.
FERC Matters
Alabama Power has authority from the FERC to sell electricity at market-based rates. Since 2008, that authority, for certain balancing authority areas, has been conditioned on compliance with the requirements of an energy auction, which the FERC found to be tailored mitigation that addresses potential market power concerns. In accordance with FERC regulations governing such authority, the traditional operating companies (including Alabama Power) and Southern Power filed a triennial market power analysis on June 30, 2014, which included continued reliance on the energy auction as tailored mitigation. On April 27, 2015, the FERC issued an order finding that the traditional operating companies' (including Alabama Power's) and Southern Power's existing tailored mitigation may not effectively mitigate the potential to exert market power in certain areas served by the traditional operating

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

companies and in some adjacent areas. To retain market-based rate authority, the FERC has directed the traditional operating companies (including Alabama Power) and Southern Power, within 60 days, to show why market-based rate authority should not be revoked in these areas or to provide a mitigation plan to further address market power concerns. Alabama Power is evaluating the order. The ultimate outcome of this matter cannot be determined at this time.
Retail Regulatory Matters
Alabama Power's revenues from regulated retail operations are collected through various rate mechanisms subject to the oversight of the Alabama PSC. Alabama Power currently recovers its costs from the regulated retail business primarily through its Rate RSE, Rate CNP, rate energy cost recovery, and natural disaster reserve rate. In addition, the Alabama PSC issues accounting orders to address current events impacting Alabama Power. See Note 1 to the financial statements of Alabama Power under "Nuclear Outage Accounting Order" and Note 3 under "Retail Regulatory Matters" in Item 8 of the Form 10-K for additional information regarding Alabama Power's rate mechanisms and accounting orders. The recovery balance of each regulatory clause for Alabama Power is reported in Note (B) to the Condensed Financial Statements herein.
Rate CNP
In March 2015, the Emerging Issues Task Force unanimously recommended to allow the normal purchases and normal sales exception for physical forward transactions in nodal energy markets. The Financial Accounting Standards Board (FASB) proposed new accounting guidance reflecting the recommendation on April 23, 2015. This guidance is subject to a public comment period before the FASB issues a final accounting standard. The ultimate outcome of this matter cannot be determined at this time.
Environmental Accounting Order
In April 2015, as part of its environmental compliance strategy, Alabama Power retired Plant Gorgas Units 6 and 7. These units represented 200 MWs of Alabama Power's approximately 12,200 MWs of generating capacity. Additionally, in April 2015, Alabama Power ceased using coal at Plant Barry Units 1 and 2 (250 MWs), but such units will remain available on a limited basis with natural gas as the fuel source. No later than April 2016, Alabama Power expects to cease using coal at Plant Greene County Units 1 and 2 (300 MWs) and begin operating those units solely on natural gas. Alabama Power is continuing to evaluate its plans for Plant Barry Unit 3 (225 MWs), which is currently unavailable for generation.
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
Rate CNP Compliance (Formerly Known As Rate CNP Environmental)
See Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters – Rate CNP" and " – Non-Environmental Federal Mandated Costs Accounting Order" in Item 8 of the Form 10-K for additional information regarding Alabama Power's development of a revised cost recovery mechanism.
On March 3, 2015, the Alabama PSC approved a modification to Rate CNP Environmental to include compliance costs for both environmental and non-environmental mandates. The recoverable non-environmental compliance costs result from laws, regulations, and other mandates directed at the utility industry involving the security, reliability, safety, sustainability, or similar considerations impacting Alabama Power's facilities or operations. This modification to Rate CNP Environmental was effective March 20, 2015 with the revised rate now defined as Rate CNP Compliance. Alabama Power incurred $14 million of non-environmental compliance costs during the first quarter 2015 and will be limited to recovery of $50 million for the year. Customer rates will not be impacted before January 2016; therefore, the modification will increase the under-recovered position for Rate CNP Compliance during the year.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Matters
Alabama Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Alabama Power is subject to certain claims and legal actions arising in the ordinary course of business. Alabama Power's business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements, such as air quality and water standards, has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
The ultimate outcome of such pending or potential litigation against Alabama Power cannot be predicted at this time; however, for current proceedings not specifically reported in Note (B) to the Condensed Financial Statements herein or in Note 3 to the financial statements of Alabama Power in Item 8 of the Form 10-K, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Alabama Power's financial statements. See Note (B) to the Condensed Financial Statements herein for a discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
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
Recently Issued Accounting Standards
In May 2014, the FASB issued ASC 606, Revenue from Contracts with Customers. ASC 606 revises the accounting for revenue recognition. On April 29, 2015, the FASB issued an exposure draft proposing the standard be effective for fiscal years beginning after December 15, 2017. Alabama Power continues to evaluate the requirements of ASC 606. The ultimate impact of the new standard has not yet been determined.
On April 7, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and is effective for fiscal years beginning after December 15, 2015. Alabama Power currently reflects unamortized debt issuance costs in other deferred charges and assets on its balance sheet. Upon adoption, the reclassification will not have a material impact on the results of operations, financial position, or cash flows of Alabama Power.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Alabama Power in Item 7 of the Form 10-K for additional information. Alabama Power's financial condition remained stable at March 31, 2015. Alabama Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $290 million for the first three months of 2015, a decrease of $62 million as compared to the first three months of 2014. The decrease in net cash provided from operating activities was primarily due to the timing of fossil fuel stock purchases and payments of accounts payable, partially offset by the timing of payments and refunds associated with bonus depreciation. Net cash used for investing activities totaled $313 million for the first three months of 2015 primarily due to gross property additions related to distribution, environmental, transmission, steam generation, and nuclear fuel. Net cash provided from financing activities totaled $145 million for the first three months of 2015 primarily due to the issuance of long-term debt, partially offset by the redemption of long-term debt and a payment of common stock dividends. Fluctuations in cash flow from financing activities vary period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first three months of 2015 include an increase of $280 million in securities due within one year, $163 million in property, plant, and equipment, primarily due to additions to distribution, environmental, transmission, steam generation, and nuclear fuel and $122 million in cash and cash equivalents. Other significant changes include decreases of $170 million in other accounts payable due to property tax payments and $110 million in prepaid expenses associated with an income tax refund.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power's capital requirements for its construction program, including estimated capital expenditures to comply with existing environmental statutes and regulations, scheduled maturities of long-term debt, as well as the related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, and trust funding requirements. Approximately $1.1 billion will be required through March 31, 2016 to fund maturities of long-term debt and announced redemptions of preferred and preference stock.
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
At March 31, 2015, Alabama Power had approximately $395 million of cash and cash equivalents. Committed credit arrangements with banks at March 31, 2015 were as follows:

Expires					Executable Term Loans		Due Within One Year
2015	2016	2018	Total	Unused	One Year	Two Years	Term Out	No Term Out
(in millions)			(in millions)		(in millions)		(in millions)
$228	$50	$1,030	$1,308	$1,308	$58	$—	$58	$170
See Note 6 to the financial statements of Alabama Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
Most of these bank credit arrangements contain covenants that limit debt levels and contain cross default provisions to other indebtedness (including guarantee obligations) of Alabama Power. Such cross default provisions to other indebtedness would trigger an event of default if Alabama Power defaulted on indebtedness or guarantee obligations over a specified threshold. Alabama Power is currently in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
Subject to applicable market conditions, Alabama Power expects to renew or replace its bank credit arrangements, as needed, prior to expiration.
A portion of the unused credit with banks is allocated to provide liquidity support to Alabama Power's variable rate pollution control revenue bonds and commercial paper borrowings. As of March 31, 2015, Alabama Power had $864 million of outstanding variable rate pollution control revenue bonds requiring liquidity support. In addition, at March 31, 2015, Alabama Power had $200 million of fixed rate pollution control revenue bonds outstanding that were required to be remarketed within the next 12 months. Subsequent to March 31, 2015, $80 million of these fixed rate pollution control revenue bonds were purchased and are being held by Alabama Power and currently are not required to be remarketed within the next 12 months.
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
Details of short-term borrowings were as follows:

	Short-term Debt at March 31, 2015		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial Paper	$—	—%	$29	0.2%	$100

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended March 31, 2015.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Alabama Power believes the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, short-term bank notes, and operating cash flows.
Credit Rating Risk
Alabama Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to below BBB- and/or Baa3. These contracts are primarily for physical electricity purchases, fuel purchases, fuel transportation and storage, and energy price risk management. At March 31, 2015, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $366 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Southern Company system power pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash.
Financing Activities
In March 2015, Alabama Power issued $550 million aggregate principal amount of Series 2015A 3.750% Senior Notes due March 1, 2045. The proceeds were used to redeem $250 million aggregate principal amount of Series DD 5.65% Senior Notes due March 15, 2035 and for general corporate purposes, including Alabama Power's continuous construction program.
Subsequent to March 31, 2015, Alabama Power purchased and held $80 million aggregate principal amount of Industrial Development Board of the City of Mobile, Alabama Pollution Control Revenue Bonds (Alabama Power Company Barry Plant Project), Series 2007-B. Alabama Power may reoffer these bonds to the public at a later date.
Also subsequent to March 31, 2015, Alabama Power issued $175 million additional aggregate principal amount of its Series 2015A 3.750% Senior Notes due March 1, 2045 (Additional Series 2015A Senior Notes) and $250 million aggregate principal amount of its Series 2015B 2.800% Senior Notes due April 1, 2025 (Series 2015B Senior Notes). A portion of the proceeds of the Additional Series 2015A Senior Notes and the Series 2015B Senior Notes will be used for the announced redemption on May 15, 2015 of 6.48 million shares ($162 million aggregate stated capital) of Alabama Power's 5.20% Class A Preferred Stock at a redemption price of $25 per share plus accrued and unpaid dividends to the redemption date, 4.0 million shares ($100 million aggregate stated capital) of Alabama Power's 5.30% Class A Preferred Stock at a redemption price of $25 per share plus accrued and unpaid dividends to the redemption date, and 6.0 million shares ($150 million aggregate stated capital) of Alabama Power's 5.625% Series Preference Stock at a redemption price of $25 per share plus accrued and unpaid dividends to the redemption date, and the remaining net proceeds will be used for general corporate purposes, including Alabama Power's continuous construction program.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Operating Revenues:
Retail revenues	$1,814	$2,050
Wholesale revenues, non-affiliates	68	109
Wholesale revenues, affiliates	8	21
Other revenues	88	89
Total operating revenues	1,978	2,269
Operating Expenses:
Fuel	526	752
Purchased power, non-affiliates	60	79
Purchased power, affiliates	149	184
Other operations and maintenance	474	427
Depreciation and amortization	216	208
Taxes other than income taxes	99	103
Total operating expenses	1,524	1,753
Operating Income	454	516
Other Income and (Expense):
Allowance for equity funds used during construction	15	6
Interest expense, net of amounts capitalized	(89)	(84)
Other income (expense), net	—	(2)
Total other income and (expense)	(74)	(80)
Earnings Before Income Taxes	380	436
Income taxes	140	166
Net Income	240	270
Dividends on Preferred and Preference Stock	4	4
Net Income After Dividends on Preferred and Preference Stock	$236	$266
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Net Income	$240	$270
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(9) and $-, respectively	(14)	—
Total other comprehensive income (loss)	(14)	—
Comprehensive Income	$226	$270
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Operating Activities:
Net income	$240	$270
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	256	250
Deferred income taxes	(7)	96
Allowance for equity funds used during construction	(15)	(6)
Retail fuel cost over recovery — long-term	—	(44)
Deferred expenses	33	33
Pension, postretirement, and other employee benefits	6	(4)
Other, net	(2)	(10)
Changes in certain current assets and liabilities —
-Receivables	166	(83)
-Fossil fuel stock	67	257
-Prepaid income taxes	170	(11)
-Other current assets	(13)	(12)
-Accounts payable	(261)	(28)
-Accrued taxes	(217)	(166)
-Accrued compensation	(81)	(38)
-Retail fuel cost over recovery — short-term	—	(14)
-Other current liabilities	21	9
Net cash provided from operating activities	363	499
Investing Activities:
Property additions	(422)	(460)
Nuclear decommissioning trust fund purchases	(161)	(175)
Nuclear decommissioning trust fund sales	155	173
Change in construction payables, net of joint owner portion	37	28
Prepaid long-term service agreements	(9)	(44)
Other investing activities	(5)	(2)
Net cash used for investing activities	(405)	(480)
Financing Activities:
Increase (decrease) in notes payable, net	434	(749)
Proceeds —
Capital contributions from parent company	11	12
FFB loan	—	1,000
Short-term borrowings	250	—
Payment of preferred and preference stock dividends	(4)	(4)
Payment of common stock dividends	(259)	(238)
FFB loan issuance costs	—	(49)
Other financing activities	(1)	(3)
Net cash provided from (used for) financing activities	431	(31)
Net Change in Cash and Cash Equivalents	389	(12)
Cash and Cash Equivalents at Beginning of Period	24	30
Cash and Cash Equivalents at End of Period	$413	$18
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $6 and $3 capitalized for 2015 and 2014, respectively)	$79	$71
Income taxes, net	(34)	11
Noncash transactions — Accrued property additions at end of period	177	229
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2015	At December 31, 2014
	(in millions)
Current Assets:
Cash and cash equivalents	$413	$24
Receivables —
Customer accounts receivable	642	553
Unbilled revenues	174	201
Joint owner accounts receivable	47	121
Other accounts and notes receivable	70	61
Affiliated companies	16	18
Accumulated provision for uncollectible accounts	(7)	(6)
Fossil fuel stock, at average cost	372	439
Materials and supplies, at average cost	443	438
Vacation pay	91	91
Prepaid income taxes	86	278
Other regulatory assets, current	142	136
Other current assets	85	74
Total current assets	2,574	2,428
Property, Plant, and Equipment:
In service	31,425	31,083
Less accumulated provision for depreciation	11,326	11,222
Plant in service, net of depreciation	20,099	19,861
Other utility plant, net	197	211
Nuclear fuel, at amortized cost	555	563
Construction work in progress	4,193	4,031
Total property, plant, and equipment	25,044	24,666
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	60	58
Nuclear decommissioning trusts, at fair value	804	789
Miscellaneous property and investments	37	38
Total other property and investments	901	885
Deferred Charges and Other Assets:
Deferred charges related to income taxes	696	698
Deferred under recovered regulatory clause revenues	62	197
Other regulatory assets, deferred	1,796	1,753
Other deferred charges and assets	443	403
Total deferred charges and other assets	2,997	3,051
Total Assets	$31,516	$31,030
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2015	At December 31, 2014
	(in millions)
Current Liabilities:
Securities due within one year	$1,600	$1,154
Notes payable	840	156
Accounts payable —
Affiliated	364	451
Other	469	555
Customer deposits	256	253
Other accrued taxes	116	332
Accrued interest	100	96
Accrued vacation pay	62	63
Accrued compensation	54	153
Liabilities from risk management activities	52	32
Other current liabilities	388	225
Total current liabilities	4,301	3,470
Long-term Debt	8,393	8,683
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	5,471	5,507
Deferred credits related to income taxes	104	106
Accumulated deferred investment tax credits	193	196
Employee benefit obligations	891	903
Asset retirement obligations	1,223	1,223
Other deferred credits and liabilities	268	255
Total deferred credits and other liabilities	8,150	8,190
Total Liabilities	20,844	20,343
Preferred Stock	45	45
Preference Stock	221	221
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 20,000,000 shares
Outstanding — 9,261,500 shares	398	398
Paid-in capital	6,218	6,196
Retained earnings	3,812	3,835
Accumulated other comprehensive loss	(22)	(8)
Total common stockholder's equity	10,406	10,421
Total Liabilities and Stockholder's Equity	$31,516	$31,030
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2015 vs. FIRST QUARTER 2014

OVERVIEW
Georgia Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Georgia and to wholesale customers in the Southeast.
Many factors affect the opportunities, challenges, and risks of Georgia Power's business of selling electricity. These factors include the ability to maintain a constructive regulatory environment, to maintain and grow energy sales, and to effectively manage and secure timely recovery of costs. These costs include those related to projected long-term demand growth, increasingly stringent environmental standards, reliability, and fuel. In addition, Georgia Power is currently constructing Plant Vogtle Units 3 and 4 and will own a 45.7% interest in these two nuclear generating units to increase its generation diversity and meet future supply needs. Appropriately balancing required costs and capital expenditures with customer prices will continue to challenge Georgia Power for the foreseeable future.
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
RESULTS OF OPERATIONS
Net Income

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$(30)	(11.3)
Georgia Power's net income after dividends on preferred and preference stock for the first quarter 2015 was $236 million compared to $266 million for the corresponding period in 2014. The decrease was primarily due to higher non-fuel operations and maintenance expenses and milder weather in the first quarter 2015 as compared to the corresponding period in 2014, partially offset by an increase in retail base revenues effective January 1, 2015 as authorized under the 2013 ARP.
Retail Revenues

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$(236)	(11.5)
In the first quarter 2015, retail revenues were $1.81 billion compared to $2.05 billion for the corresponding period in 2014.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the changes in retail revenues were as follows:

	First Quarter 2015
	(in millions)	(% change)
Retail – prior year	$2,050
Estimated change resulting from –
Rates and pricing	29	1.4
Sales growth	16	0.8
Weather	(16)	(0.8)
Fuel cost recovery	(265)	(12.9)
Retail – current year	$1,814	(11.5)%
Revenues associated with changes in rates and pricing increased in the first quarter 2015 when compared to the corresponding period in 2014 primarily due to base tariff increases approved under the 2013 ARP and increases in collections for financing costs related to the construction of Plant Vogtle Units 3 and 4 through the NCCR tariff, which were both effective January 1, 2015, partially offset by lower contributions from market-driven rates from commercial and industrial customers. See Note 3 to the financial statements of Georgia Power under "Retail Regulatory Matters – Rate Plans" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales increased in the first quarter 2015 when compared to the corresponding period in 2014. Weather-adjusted residential KWH sales increased 1.0%, weather-adjusted commercial KWH sales increased 0.9%, and weather-adjusted industrial KWH sales increased 4.2% in the first quarter 2015. An increase of approximately 26,000 residential customers since March 31, 2014 contributed to the increase in weather-adjusted residential KWH sales. Increased customer usage and an increase of approximately 2,700 customers since March 31, 2014 contributed to the increase in weather-adjusted commercial sales. Increased demand in the paper, textile, and stone, clay, and glass sectors was the main contributor to the increase in weather-adjusted industrial KWH sales, partially offset by a decrease in the chemicals sector.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues decreased $265 million in the first quarter 2015 when compared to the corresponding period in 2014 primarily due to lower natural gas, coal, and nuclear fuel costs and lower energy sales resulting from milder weather in the first quarter 2015 as compared to the corresponding period in 2014. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Fuel Cost Recovery" herein for additional information.
Wholesale Revenues – Non-Affiliates

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$(41)	(37.6)
Wholesale revenues from sales to non-affiliates consist of PPAs and short-term opportunity sales. Wholesale revenues from PPAs have both capacity and energy components. Wholesale capacity revenues from PPAs are recognized either on a levelized basis over the appropriate contract period or the amounts billable under the contract terms and provide for recovery of fixed costs and a return on investment. Wholesale revenues from sales to non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of Georgia Power's and the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

have a significant impact on net income. Short-term opportunity sales are made at market-based rates that generally provide a margin above Georgia Power's variable cost of energy.
In the first quarter 2015, wholesale revenues from sales to non-affiliates were $68 million compared to $109 million for the corresponding period in 2014 primarily related to a $33 million decrease in energy revenues and an $8 million decrease in capacity revenues. The decrease in energy revenues was primarily due to decreased demand resulting from milder weather in the first quarter 2015 as compared to the corresponding period in 2014. The decrease in capacity revenues reflects the expiration of wholesale contracts in December 2014.
Wholesale Revenues – Affiliates

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$(13)	(61.9)
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
In the first quarter 2015, wholesale revenues from sales to affiliates were $8 million compared to $21 million for the corresponding period in 2014. The decrease was due to lower demand resulting from milder weather in the first quarter 2015 as compared to the corresponding period in 2014.
Fuel and Purchased Power Expenses

	First Quarter 2015 vs. First Quarter 2014
	(change in millions)	(% change)
Fuel	$(226)	(30.1)
Purchased power – non-affiliates	(19)	(24.1)
Purchased power – affiliates	(35)	(19.0)
Total fuel and purchased power expenses	$(280)
In the first quarter 2015, total fuel and purchased power expenses were $735 million compared to $1.02 billion in the corresponding period in 2014. The decrease in the first quarter 2015 was primarily due to a $237 million decrease in the average cost of fuel related to lower natural gas, coal and nuclear fuel prices and the average cost of purchased power due to lower natural gas prices and an $82 million decrease in the volume of KWHs generated due to milder weather as compared to the corresponding period in 2014 resulting in lower customer demand, partially offset by a $39 million increase in the volume of KWHs purchased due to lower natural gas prices.
Fuel and purchased power energy transactions do not have a significant impact on earnings since these fuel expenses are generally offset by fuel revenues through Georgia Power's fuel cost recovery mechanism. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Fuel Cost Recovery" herein for additional information.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of Georgia Power's generation and purchased power were as follows:

	First Quarter 2015	First Quarter 2014
Total generation (billions of KWHs)	17	18
Total purchased power (billions of KWHs)	6	5
Sources of generation (percent) —
Coal	34	48
Nuclear	22	20
Gas	42	29
Hydro	2	3
Cost of fuel, generated (cents per net KWH) —
Coal	4.71	5.03
Nuclear	0.54	0.91
Gas	2.63	4.39
Average cost of fuel, generated (cents per net KWH)	2.86	3.99
Average cost of purchased power (cents per net KWH)(*)	4.39	5.75
(*) Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Fuel
In the first quarter 2015, fuel expense was $526 million compared to $752 million in the corresponding period in 2014. The decrease was primarily due to a 28.3% decrease in the average cost of fuel per KWH generated and a 35.5% decrease in the volume of KWHs generated by coal, partially offset by a 30.9% increase in the volume of KWHs generated by natural gas.
Purchased Power – Non-Affiliates
In the first quarter 2015, purchased power expense from non-affiliates was $60 million compared to $79 million in the corresponding period in 2014. The decrease was primarily due to a 21.5% decrease in the average cost per KWH purchased primarily resulting from lower natural gas prices.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the first quarter 2015, purchased power expense from affiliates was $149 million compared to $184 million in the corresponding period in 2014. The decrease was due to a 22.8% decrease in the average cost per KWH purchased primarily resulting from lower natural gas prices, partially offset by a 14.3% increase in the volume of KWHs purchased as Georgia Power's units generally dispatched at a higher cost than other Southern Company system resources.
Energy purchases from affiliates will vary depending on the demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Operations and Maintenance Expenses

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$47	11.0
In the first quarter 2015, other operations and maintenance expenses were $474 million compared to $427 million in the corresponding period in 2014. The increase was primarily due to increases of $19 million in employee compensation and benefits including pension costs, $10 million in customer accounts, service, and sales costs primarily related to customer incentive and demand-side management costs, $7 million in transmission and distribution costs primarily related to overhead line maintenance, and $6 million in scheduled outage-related costs. See Note (F) to the Condensed Financial Statements herein for additional information related to pension costs.
Allowance for Equity Funds Used During Construction

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$9	150.0
In the first quarter 2015, AFUDC equity was $15 million compared to $6 million in the corresponding period in 2014. The increase was primarily due to an increase in construction related to ongoing environmental and transmission projects.
Income Taxes

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$(26)	(15.7)
In the first quarter 2015, income taxes were $140 million compared to $166 million for the corresponding period in 2014. The decrease in income taxes was primarily due to lower pre-tax earnings and an increase in non-taxable AFUDC equity.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Georgia Power's future earnings potential. The level of Georgia Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Georgia Power's business of selling electricity. These factors include Georgia Power's ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently-incurred costs during a time of increasing costs and the completion and subsequent operation of ongoing construction projects, primarily Plant Vogtle Units 3 and 4. Future earnings in the near term will depend, in part, upon maintaining and growing sales which are subject to a number of factors. These factors include weather, competition, new energy contracts with other utilities, energy conservation practiced by customers, the use of alternative energy sources by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Georgia Power's service territory. Changes in regional and global economic conditions may impact sales for Georgia Power as the pace of the economic recovery remains uncertain. The timing and extent of the economic recovery will impact growth and may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Georgia Power in Item 7 of the Form 10-K.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Environmental Matters
Compliance costs related to federal and state environmental statutes and regulations could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis. Georgia Power's Environmental Compliance Cost Recovery (ECCR) tariff allows for the recovery of capital and operations and maintenance costs related to environmental controls mandated by state and federal regulations. Environmental compliance spending over the next several years may differ materially from the amounts estimated. The timing, specific requirements, and estimated costs could change as environmental statutes and regulations are adopted or modified. Further, higher costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively affect results of operations, cash flows, and financial condition. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under "Environmental Matters" in Item 8 of the Form 10-K for additional information.
Environmental Statutes and Regulations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Integrated Resource Plans" of Georgia Power in Item 7 of the Form 10-K and "Retail Regulatory Matters – Integrated Resource Plan" herein for additional information on planned unit retirements and fuel conversions at Georgia Power.
Coal Combustion Residuals
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Coal Combustion Residuals" of Georgia Power in Item 7 of the Form 10-K for additional information regarding the EPA's regulation of CCR.
On April 17, 2015, the EPA published the Disposal of Coal Combustion Residuals from Electric Utilities final rule (CCR Rule) in the Federal Register, setting October 14, 2015 as the effective date of the CCR Rule. The ultimate impact of the CCR Rule cannot be determined at this time and will depend on Georgia Power's ongoing review of the CCR Rule, the results of initial and ongoing minimum criteria assessments, and the outcome of legal challenges. Based on initial estimates, Georgia Power expects to record incremental asset retirement obligations of approximately $10 million to $20 million related to the CCR Rule in the second quarter 2015.
FERC Matters
Georgia Power has authority from the FERC to sell electricity at market-based rates. Since 2008, that authority, for certain balancing authority areas, has been conditioned on compliance with the requirements of an energy auction, which the FERC found to be tailored mitigation that addresses potential market power concerns. In accordance with FERC regulations governing such authority, the traditional operating companies (including Georgia Power) and Southern Power filed a triennial market power analysis on June 30, 2014, which included continued reliance on the energy auction as tailored mitigation. On April 27, 2015, the FERC issued an order finding that the traditional operating companies' (including Georgia Power's) and Southern Power's existing tailored mitigation may not effectively mitigate the potential to exert market power in certain areas served by the traditional operating companies and in some adjacent areas. To retain market-based rate authority, the FERC has directed the traditional operating companies (including Georgia Power) and Southern Power, within 60 days, to show why market-based rate authority should not be revoked in these areas or to provide a mitigation plan to further address market power concerns. Georgia Power is evaluating the order. The ultimate outcome of this matter cannot be determined at this time.
Retail Regulatory Matters
Georgia Power's revenues from regulated retail operations are collected through various rate mechanisms subject to the oversight of the Georgia PSC. Georgia Power currently recovers its costs from the regulated retail business through the 2013 ARP, which includes traditional base tariff rates, Demand-Side Management (DSM) tariffs, ECCR

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

tariffs, and Municipal Franchise Fee (MFF) tariffs. In addition, financing costs related to the construction of Plant Vogtle Units 3 and 4 are being collected through the NCCR tariff and fuel costs are collected through separate fuel cost recovery tariffs. See Note 3 to the financial statements of Georgia Power under "Retail Regulatory Matters" in Item 8 of the Form 10-K for additional information.
Renewables Development
As part of the Georgia Power Advanced Solar Initiative program, Georgia Power executed ten PPAs that were approved by the Georgia PSC in 2014 and provide for the purchase of energy from 515 MWs of solar capacity. These PPAs are expected to commence in December 2015 and 2016 and have terms ranging from 20 to 30 years. As a result of certain acquisitions by Southern Power, Georgia Power expects that 229 MWs of the 515 MWs will be purchased from solar facilities owned or under development by Southern Power.
Integrated Resource Plan
To comply with the April 16, 2015 effective date of the MATS rule, Plant Branch Units 1, 3, and 4 (1,266 MWs), Plant Yates Units 1 through 5 (579 MWs), and Plant McManus Units 1 and 2 (122 MWs) were retired on April 15, 2015. In addition, operations were discontinued at Plant Mitchell Unit 3 (155 MWs) and its decertification will be requested in connection with the triennial Integrated Resource Plan in 2016. The switch to natural gas as the primary fuel is complete at Plant Yates Unit 7 and is underway at Plant Yates Unit 6. Plant Yates Unit 7 was returned to service on May 4, 2015 and Plant Yates Unit 6 is expected to return to service in mid-2015.
Fuel Cost Recovery
Georgia Power has established fuel cost recovery rates approved by the Georgia PSC. Georgia Power continues to be allowed to adjust its fuel cost recovery rates prior to the next fuel case if the under or over recovered fuel balance exceeds $200 million. On January 20, 2015, the Georgia PSC approved the deferral of Georgia Power's next fuel case filing until at least June 30, 2015.
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
Nuclear Construction
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Nuclear Construction" of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under "Retail Regulatory Matters – Nuclear Construction" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" herein for additional information regarding the construction of Plant Vogtle Units 3 and 4, Vogtle Construction Monitoring (VCM) reports, and pending litigation.
In 2008, Georgia Power, acting for itself and as agent for the Vogtle Owners, entered into an agreement (Vogtle 3 and 4 Agreement) with the Contractor, pursuant to which the Contractor agreed to design, engineer, procure, construct, and test Plant Vogtle Units 3 and 4. Under the terms of the Vogtle 3 and 4 Agreement, the Vogtle Owners agreed to pay a purchase price that is subject to certain price escalations and adjustments, including fixed escalation amounts and index-based adjustments, as well as adjustments for change orders, and performance bonuses for early completion and unit performance. The Vogtle 3 and 4 Agreement also provides for liquidated damages upon the Contractor's failure to fulfill the schedule and performance guarantees. The Contractor's liability to the Vogtle Owners for schedule and performance liquidated damages and warranty claims is subject to a cap. In addition, the Vogtle 3 and 4 Agreement provides for limited cost sharing by the Vogtle Owners for Contractor costs under certain conditions (which have not occurred), with maximum additional capital costs under this provision attributable to Georgia Power (based on Georgia Power's ownership interest) of approximately $114 million. Each Vogtle Owner is

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

severally (and not jointly) liable for its proportionate share, based on its ownership interest, of all amounts owed to the Contractor under the Vogtle 3 and 4 Agreement. Georgia Power's proportionate share is 45.7%.
Certain payment obligations of Westinghouse and CB&I Stone & Webster, Inc. (formerly known as Stone & Webster, Inc.) under the Vogtle 3 and 4 Agreement are guaranteed by Toshiba Corporation and The Shaw Group Inc. (a subsidiary of Chicago Bridge & Iron Company, N.V.), respectively. In the event of certain credit rating downgrades of any Vogtle Owner, such Vogtle Owner will be required to provide a letter of credit or other credit enhancement. The Vogtle Owners may terminate the Vogtle 3 and 4 Agreement at any time for their convenience, provided that the Vogtle Owners will be required to pay certain termination costs. The Contractor may terminate the Vogtle 3 and 4 Agreement under certain circumstances, including certain Vogtle Owner suspension or delays of work, action by a governmental authority to permanently stop work, certain breaches of the Vogtle 3 and 4 Agreement by the Vogtle Owners, Vogtle Owner insolvency, and certain other events.
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
In 2012, the Vogtle Owners and the Contractor began negotiations regarding the costs associated with design changes to the DCD and the delays in the timing of approval of the DCD and issuance of the COLs, including the assertion by the Contractor that the Vogtle Owners are responsible for these costs under the terms of the Vogtle 3 and 4 Agreement. Also in 2012, Georgia Power and the other Vogtle Owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia seeking a declaratory judgment that the Vogtle Owners are not responsible for these costs. In 2012, the Contractor also filed suit against Georgia Power and the other Vogtle Owners in the U.S. District Court for the District of Columbia alleging the Vogtle Owners are responsible for these costs. In 2013, the U.S. District Court for the District of Columbia dismissed the Contractor's suit, ruling that the proper venue is the U.S. District Court for the Southern District of Georgia. On March 10, 2015, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the District Court's decision. The portion of additional costs claimed by the Contractor in its initial complaint that would be attributable to Georgia Power (based on Georgia Power's ownership interest) is approximately $425 million (in 2008 dollars). The Contractor also asserted it is entitled to extensions of the guaranteed substantial completion dates of April 2016 and April 2017 for Plant Vogtle Units 3 and 4, respectively. In May 2014, the Contractor filed an amended counterclaim to the suit pending in the U.S. District Court for the Southern District of Georgia alleging that (i) the design changes to the DCD imposed by the NRC delayed module production and the impacts to the Contractor are recoverable by the Contractor under the Vogtle 3 and 4 Agreement and (ii) the changes to the basemat rebar design required by the NRC caused additional costs and delays recoverable by the Contractor under the Vogtle 3 and 4 Agreement. The Contractor did not specify in its amended counterclaim the amounts relating to these new allegations; however, the Contractor has subsequently asserted related minimum damages (based on Georgia Power's ownership interest) of $113 million. The Contractor may from time to time continue to assert that it is entitled to additional payments with respect to these allegations, any of which could be substantial. Georgia Power has not agreed to the proposed cost or to any changes to the guaranteed substantial completion dates or that the Vogtle Owners have any responsibility for costs related to these issues. Litigation is ongoing and Georgia Power intends to vigorously defend the positions of the Vogtle Owners. Georgia Power also expects negotiations with the Contractor to continue with respect to cost and schedule. During such negotiations the parties may reach a mutually acceptable compromise of their positions.
Georgia Power is required to file semi-annual VCM reports with the Georgia PSC by February 28 and August 31 each year. If the projected certified construction capital costs to be borne by Georgia Power increase by 5% or the projected in-service dates are significantly extended, Georgia Power is required to seek an amendment to the Plant Vogtle Units 3 and 4 certificate from the Georgia PSC. Georgia Power's eighth VCM report filed in 2013 requested an amendment to the certificate to increase the estimated in-service capital cost of Plant Vogtle Units 3 and 4 from $4.4 billion to $4.8 billion and to extend the estimated in-service dates to the fourth quarter 2017 and the fourth

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

quarter 2018 for Plant Vogtle Units 3 and 4, respectively. In 2013, the Georgia PSC approved a stipulation (2013 Stipulation) entered into by Georgia Power and the Georgia PSC staff to waive the requirement to amend the Plant Vogtle Units 3 and 4 certificate, until the completion of Plant Vogtle Unit 3, or earlier if deemed appropriate by the Georgia PSC and Georgia Power. The Georgia PSC has approved eleven VCM reports covering the periods through June 30, 2014, including construction capital costs incurred, which through that date totaled $2.8 billion.
On January 29, 2015, Georgia Power announced it was notified by the Contractor of the Contractor's revised forecast for completion of Plant Vogtle Units 3 and 4, which would incrementally delay the previously disclosed estimated in-service dates by 18 months (from the fourth quarter of 2017 to the second quarter of 2019 for Unit 3 and from the fourth quarter of 2018 to the second quarter of 2020 for Unit 4).
Georgia Power does not believe that the Contractor's revised forecast reflects all efforts that may be possible to mitigate the Contractor's delay. In addition, Georgia Power believes that, pursuant to the Vogtle 3 and 4 Agreement, the Contractor is responsible for the Contractor's costs related to the Contractor's delay (including any related construction and mitigation costs, which could be material) and that the Vogtle Owners are entitled to recover liquidated damages for the Contractor's delay beyond the guaranteed substantial completion dates of April 2016 and April 2017 for Plant Vogtle Units 3 and 4, respectively. Consistent with the Contractor's position in the pending litigation described above, Georgia Power expects the Contractor to contest any claims for liquidated damages and to assert that the Vogtle Owners are responsible for additional costs related to the Contractor's delay.
On February 27, 2015, Georgia Power filed its twelfth VCM report with the Georgia PSC covering the period from July 1 through December 31, 2014, which requested approval for an additional $0.2 billion of construction capital costs incurred during that period. The twelfth VCM report also reflected the Contractor's revised forecast for completion of Plant Vogtle Units 3 and 4 as well as additional estimated owner-related costs, which include approximately $10 million per month expected to result from the Contractor's proposed 18-month delay, including property taxes, oversight costs, compliance costs, and other operational readiness costs. No Contractor costs related to the Contractor's proposed 18-month delay were included in the twelfth VCM report. Additionally, while Georgia Power has not agreed to any change to the guaranteed substantial completion dates, the twelfth VCM report included a requested amendment (Requested Amendment) to the Plant Vogtle Units 3 and 4 certificate to reflect the Contractor's revised forecast, to include the estimated owner's costs associated with the proposed 18-month Contractor delay, and to increase the estimated total in-service capital cost of Plant Vogtle Units 3 and 4 to $5.0 billion.
Georgia Power will continue to incur financing costs of approximately $30 million per month until Plant Vogtle Units 3 and 4 are placed in service. The twelfth VCM report estimated financing costs during the construction period to total approximately $2.5 billion.
On April 15, 2015, the Georgia PSC issued a procedural order in connection with the twelfth VCM report. Pursuant to this order, the Georgia PSC deemed the Requested Amendment unnecessary and withdrawn until the completion of construction of Plant Vogtle Unit 3 consistent with the 2013 Stipulation. The Georgia PSC recognized that the certified cost and the 2013 Stipulation do not constitute a cost recovery cap. In accordance with the Georgia Integrated Resource Planning Act, any costs incurred by Georgia Power in excess of the certified amount will be included in rate base, provided Georgia Power shows the costs to be reasonable and prudent. Financing costs up to the certified amount will be collected through the NCCR tariff until the units are placed in service, while financing costs on any construction-related costs in excess of the $4.4 billion certified amount are expected to be recovered through AFUDC.
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

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As construction continues, the risk remains that ongoing challenges with Contractor performance including additional challenges in its fabrication, assembly, delivery, and installation of the shield building and structural modules, delays in the receipt of the remaining permits necessary for the operation of Plant Vogtle Units 3 and 4, or other issues could arise and may further impact project schedule and cost. In addition, the IRS allocated production tax credits to each of Plant Vogtle Units 3 and 4, which require the applicable unit to be placed in service before 2021.
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
Other Matters
Georgia Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Georgia Power is subject to certain claims and legal actions arising in the ordinary course of business. Georgia Power's business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements, such as air quality and water standards, has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
The ultimate outcome of such pending or potential litigation against Georgia Power cannot be predicted at this time; however, for current proceedings not specifically reported in Note (B) to the Condensed Financial Statements herein or in Note 3 to the financial statements of Georgia Power in Item 8 of the Form 10-K, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Georgia Power's financial statements. See Note (B) to the Condensed Financial Statements herein for a discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued ASC 606, Revenue from Contracts with Customers. ASC 606 revises the accounting for revenue recognition. On April 29, 2015, the FASB issued an exposure draft proposing the standard be effective for fiscal years beginning after December 15, 2017. Georgia Power continues to evaluate the requirements of ASC 606. The ultimate impact of the new standard has not yet been determined.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On April 7, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and is effective for fiscal years beginning after December 15, 2015. Georgia Power currently reflects unamortized debt issuance costs in other deferred charges and assets on its balance sheet. Upon adoption, the reclassification will not have a material impact on the results of operations, financial position, or cash flows of Georgia Power.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Georgia Power in Item 7 of the Form 10-K for additional information. Georgia Power's financial condition remained stable at March 31, 2015. Georgia Power intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $363 million for the first three months of 2015 compared to $499 million for the corresponding period in 2014. The decrease was primarily due to lower operating revenues, partially offset by increased fuel cost recovery. Net cash used for investing activities totaled $405 million for the first three months of 2015 compared to $480 million for the corresponding period in 2014 primarily related to installation of equipment to comply with environmental standards, construction of transmission and distribution facilities, and purchases of nuclear fuel. Net cash provided from financing activities totaled $431 million for the first three months of 2015 compared to $31 million used for financing activities in the corresponding period in 2014. The increase in cash provided from financing activities is primarily due to an increase in short-term debt borrowings. Fluctuations in cash flow from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first three months of 2015 include increases of $378 million in property, plant, and equipment, $684 million in short-term debt, and $389 million in cash and cash equivalents.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power's capital requirements for its construction program, including estimated capital expenditures for Plant Vogtle Units 3 and 4 and to comply with existing environmental statutes and regulations, scheduled maturities of long-term debt, as well as related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, and trust funding requirements. Approximately $1.6 billion will be required through March 31, 2016 to fund maturities of long-term debt. See "Sources of Capital" herein for additional information.
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
In addition, Georgia Power may make borrowings through a loan guarantee agreement (Loan Guarantee Agreement) between Georgia Power and the DOE, the proceeds of which may be used to reimburse Georgia Power for eligible costs incurred in connection with its construction of Plant Vogtle Units 3 and 4. Under the Loan Guarantee Agreement, the DOE agreed to guarantee borrowings of up to $3.46 billion (not to exceed 70% of eligible costs) to be made by Georgia Power under a multi-advance credit facility (FFB Credit Facility) among Georgia Power, the DOE, and the FFB. See Note 6 to the financial statements of Georgia Power under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information regarding the Loan Guarantee Agreement and Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
Eligible project costs incurred through March 31, 2015 would allow for borrowings of up to $2.1 billion under the FFB Credit Facility. Through March 31, 2015, Georgia Power has borrowed $1.2 billion under the FFB Credit Facility, leaving $0.9 billion of available borrowing ability.
As of March 31, 2015, Georgia Power's current liabilities exceeded current assets by $1.7 billion primarily due to approximately $2.4 billion of long-term debt due within one year and notes payable. In 2015, Georgia Power expects to utilize borrowings through the FFB as the primary source of long-term borrowed funds. Georgia Power also intends to utilize operating cash flows, as well as commercial paper, lines of credit, bank notes, and securities issuances, as market conditions permit, and equity contributions from Southern Company to fund its short-term capital needs. Georgia Power has substantial cash flow from operating activities and access to the capital markets and financial institutions to meet liquidity needs.
At March 31, 2015, Georgia Power had approximately $413 million of cash and cash equivalents. Committed credit arrangements with banks at March 31, 2015 were as follows:

Expires				Due Within One Year
2016	2018	Total	Unused	Term Out	No Term Out
(in millions)		(in millions)		(in millions)
$150	$1,600	$1,750	$1,736	$—	$150
See Note 6 to the financial statements of Georgia Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
A portion of the unused credit with banks is allocated to provide liquidity support to Georgia Power's variable rate pollution control revenue bonds and commercial paper program. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of March 31, 2015 was approximately $865 million. In addition, at March 31, 2015, Georgia Power had $118 million of fixed rate pollution control revenue bonds outstanding that were required to be remarketed within the next 12 months. Subsequent to March 31, 2015, $65

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million of these fixed rate pollution control revenue bonds were purchased and are being held by Georgia Power and currently are not required to be remarketed within the next 12 months.
Georgia Power's credit arrangements contain covenants that limit debt levels and contain cross default provisions to other indebtedness (including guarantee obligations) of Georgia Power. Such cross default provisions to other indebtedness would trigger an event of default if Georgia Power defaulted on indebtedness or guarantee obligations over a specified threshold. Georgia Power is currently in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
Subject to applicable market conditions, Georgia Power expects to renew or replace its credit arrangements, as needed, prior to expiration.
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
Details of short-term borrowings were as follows:

	Short-term Debt at March 31, 2015		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$590	0.3%	$272	0.3%	$678
Short-term bank debt	250	0.8%	3	0.8%	250
Total	$840	0.4%	$275	0.3%

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended March 31, 2015.
Georgia Power believes the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, short-term bank notes, and operating cash flows.
Credit Rating Risk
Georgia Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, energy price risk management, interest rate derivatives, and construction of new generation. The maximum potential collateral requirements under these contracts at March 31, 2015 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB- and/or Baa3	$24
Below BBB- and/or Baa3	1,424
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

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Additionally, a credit rating downgrade could impact Georgia Power's access to the short-term debt market and the variable rate pollution control revenue bond market.
Financing Activities
In March 2015, Georgia Power entered into a three-month floating rate bank loan bearing interest based on one-month LIBOR. This short-term loan was for $250 million aggregate principal amount and the proceeds were used for working capital and other general corporate purposes.
Subsequent to March 31, 2015, Georgia Power purchased and held $65 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Second Series 2008. Georgia Power may reoffer these bonds to the public at a later date.
Also subsequent to March 31, 2015, Georgia Power redeemed $125 million aggregate principal amount of its Series Y 5.80% Senior Notes due April 15, 2035; as a result, Georgia Power reclassified the outstanding principal balance to securities due within one year at March 31, 2015.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Operating Revenues:
Retail revenues	$293	$303
Wholesale revenues, non-affiliates	25	36
Wholesale revenues, affiliates	22	53
Other revenues	17	15
Total operating revenues	357	407
Operating Expenses:
Fuel	110	168
Purchased power, non-affiliates	25	15
Purchased power, affiliates	9	7
Other operations and maintenance	93	84
Depreciation and amortization	20	32
Taxes other than income taxes	28	27
Total operating expenses	285	333
Operating Income	72	74
Other Income and (Expense):
Allowance for equity funds used during construction	4	2
Interest expense, net of amounts capitalized	(13)	(13)
Other income (expense), net	(1)	(1)
Total other income and (expense)	(10)	(12)
Earnings Before Income Taxes	62	62
Income taxes	23	23
Net Income	39	39
Dividends on Preference Stock	2	2
Net Income After Dividends on Preference Stock	$37	$37
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Net Income	$39	$39
Other comprehensive income (loss)	—	—
Comprehensive Income	$39	$39
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Operating Activities:
Net income	$39	$39
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	22	34
Deferred income taxes	27	14
Allowance for equity funds used during construction	(4)	(2)
Other, net	11	2
Changes in certain current assets and liabilities —
-Receivables	12	(25)
-Fossil fuel stock	(2)	46
-Prepaid income taxes	3	10
-Other current assets	2	1
-Accounts payable	(28)	6
-Accrued taxes	5	9
-Accrued compensation	(16)	(5)
-Other current liabilities	10	13
Net cash provided from operating activities	81	142
Investing Activities:
Property additions	(84)	(79)
Cost of removal, net of salvage	(5)	(3)
Other investing activities	(3)	(1)
Net cash used for investing activities	(92)	(83)
Financing Activities:
Increase (decrease) in notes payable, net	40	(75)
Proceeds — Common stock issued to parent	20	50
Payment of preference stock dividends	(2)	(2)
Payment of common stock dividends	(33)	(31)
Other financing activities	2	—
Net cash provided from (used for) financing activities	27	(58)
Net Change in Cash and Cash Equivalents	16	1
Cash and Cash Equivalents at Beginning of Period	39	22
Cash and Cash Equivalents at End of Period	$55	$23
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $2 and $1 capitalized for 2015 and 2014, respectively)	$3	$5
Income taxes, net	(8)	(6)
Noncash transactions — Accrued property additions at end of period	41	33
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2015	At December 31, 2014
	(in millions)
Current Assets:
Cash and cash equivalents	$55	$39
Receivables —
Customer accounts receivable	79	73
Unbilled revenues	52	58
Under recovered regulatory clause revenues	53	57
Other accounts and notes receivable	9	8
Affiliated companies	1	10
Accumulated provision for uncollectible accounts	(2)	(2)
Fossil fuel stock, at average cost	104	101
Materials and supplies, at average cost	54	56
Other regulatory assets, current	77	74
Prepaid expenses	38	40
Other current assets	2	2
Total current assets	522	516
Property, Plant, and Equipment:
In service	4,405	4,495
Less accumulated provision for depreciation	1,236	1,296
Plant in service, net of depreciation	3,169	3,199
Other utility plant, net	79	—
Construction work in progress	474	465
Total property, plant, and equipment	3,722	3,664
Other Property and Investments	15	15
Deferred Charges and Other Assets:
Deferred charges related to income taxes	59	56
Other regulatory assets, deferred	423	416
Other deferred charges and assets	37	41
Total deferred charges and other assets	519	513
Total Assets	$4,778	$4,708
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2015	At December 31, 2014
	(in millions)
Current Liabilities:
Securities due within one year	$23	$—
Notes payable	150	110
Accounts payable —
Affiliated	68	87
Other	49	56
Customer deposits	35	35
Other accrued taxes	14	9
Accrued interest	21	11
Accrued compensation	7	23
Deferred capacity expense, current	22	22
Liabilities from risk management activities	37	37
Other current liabilities	24	23
Total current liabilities	450	413
Long-term Debt	1,347	1,370
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	836	800
Employee benefit obligations	120	121
Other cost of removal obligations	218	235
Other regulatory liabilities, deferred	45	49
Deferred capacity expense	158	163
Other deferred credits and liabilities	120	101
Total deferred credits and other liabilities	1,497	1,469
Total Liabilities	3,294	3,252
Preference Stock	147	147
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 20,000,000 shares
Outstanding — March 31, 2015: 5,642,717 shares
— December 31, 2014: 5,442,717 shares	503	483
Paid-in capital	563	560
Retained earnings	272	267
Accumulated other comprehensive loss	(1)	(1)
Total common stockholder's equity	1,337	1,309
Total Liabilities and Stockholder's Equity	$4,778	$4,708
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2015 vs. FIRST QUARTER 2014

OVERVIEW
Gulf Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located in northwest Florida and to wholesale customers in the Southeast.
Many factors affect the opportunities, challenges, and risks of Gulf Power's business of selling electricity. These factors include the ability to maintain a constructive regulatory environment, to maintain and grow energy sales, and to effectively manage and secure timely recovery of costs. These costs include those related to projected long-term demand growth, increasingly stringent environmental standards, reliability, restoration following major storms, and fuel. Appropriately balancing required costs and capital expenditures with customer prices will continue to challenge Gulf Power for the foreseeable future.
Gulf Power continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and net income after dividends on preference stock. For additional information on these indicators, see MANAGEMENT'S DISCUSSION AND ANALYSIS – OVERVIEW – "Key Performance Indicators" of Gulf Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income
Gulf Power's net income after dividends on preference stock for the first quarter 2015 and the corresponding period in 2014 was $37 million. Net income for the first quarter 2015 was positively impacted by a reduction in depreciation expense, as authorized by the Florida PSC, which was largely offset by higher operations and maintenance expenses.
Retail Revenues

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$(10)	(3.3)
In the first quarter 2015, retail revenues were $293 million compared to $303 million for the corresponding period in 2014.
Details of the changes in retail revenues were as follows:

	First Quarter 2015
	(in millions)	(% change)
Retail – prior year	$303
Estimated change resulting from –
Rates and pricing	4	1.3
Sales decline	(2)	(0.7)
Weather	—	—
Fuel and other cost recovery	(12)	(3.9)
Retail – current year	$293	(3.3)%
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters" of Gulf Power in Item 7 and Note 1 to the financial statements of Gulf Power under

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Revenues" and Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters" in Item 8 of the Form 10-K for additional information regarding Gulf Power's retail base rate case and cost recovery clauses, including Gulf Power's fuel cost recovery, purchased power capacity recovery, environmental cost recovery, and energy conservation cost recovery clauses.
Revenues associated with changes in rates and pricing increased in the first quarter 2015 when compared to the corresponding period in 2014 primarily due to an increase in retail base rates effective in January 2015 and higher revenues associated with an increase in the environmental and energy conservation cost recovery clause rates effective in January 2015.
Revenues attributable to changes in sales decreased in the first quarter 2015 when compared to the corresponding period in 2014. Weather-adjusted KWH energy sales to residential and commercial customers decreased 5.2% and 2.0%, respectively, due to lower customer usage, partially offset by customer growth. KWH energy sales to industrial customers decreased 2.5% primarily due to increased customer co-generation.
Fuel and other cost recovery revenues decreased in the first quarter 2015 when compared to the corresponding period in 2014 primarily due to lower revenues associated with recoverable fuel costs for decreased generation and purchased power costs, partially offset by higher revenues associated with increased recoverable costs under Gulf Power's purchased power capacity cost recovery clause.
Fuel and other cost recovery provisions include fuel expenses, the energy component of purchased power costs, purchased power capacity costs, and the difference between projected and actual costs and revenues related to energy conservation and environmental compliance. See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Cost Recovery Clauses – Retail Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
Wholesale Revenues – Non-Affiliates

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$(11)	(30.6)
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
In the first quarter 2015, wholesale revenues from sales to non-affiliates were $25 million compared to $36 million for the corresponding period in 2014. The decrease was primarily due to a 59.7% decrease in KWH sales resulting from lower sales under the Plant Scherer Unit 3 long-term sales agreements due to a planned outage and lower natural gas prices that led to increased customer generation.
Wholesale Revenues – Affiliates

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$(31)	(58.5)
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
In the first quarter 2015, wholesale revenues from sales to affiliates were $22 million compared to $53 million for the corresponding period in 2014. The decrease was primarily due to a 28.5% decrease in the price of energy sold to affiliates due to lower pool interchange rates resulting from lower natural gas prices and a 40.8% decrease in KWH sales that resulted from more planned outages for Gulf Power generation resources.
Fuel and Purchased Power Expenses

	First Quarter 2015 vs. First Quarter 2014
	(change in millions)	(% change)
Fuel	$(58)	(34.5)
Purchased power – non-affiliates	10	66.7
Purchased power – affiliates	2	28.6
Total fuel and purchased power expenses	$(46)
In the first quarter 2015, total fuel and purchased power expenses were $144 million compared to $190 million for the corresponding period in 2014. The decrease was primarily the result of a $39 million decrease in the volume of KWHs generated and purchased due to more planned outages for Gulf Power's generation and a resource contracted under a PPA and a $7 million decrease due to the lower average cost of fuel and purchased power.
Fuel and purchased power transactions do not have a significant impact on earnings since energy and capacity expenses are generally offset by energy and capacity revenues through Gulf Power's fuel cost and purchased power capacity recovery clauses. See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Cost Recovery Clauses – Retail Fuel Cost Recovery" and " – Purchased Power Capacity Recovery" in Item 8 of the Form 10-K for additional information.
Details of Gulf Power's generation and purchased power were as follows:

	First Quarter 2015	First Quarter 2014
Total generation (millions of KWHs)	2,236	2,962
Total purchased power (millions of KWHs)	1,259	1,430
Sources of generation (percent) –
Coal	59	70
Gas	41	30
Cost of fuel, generated (cents per net KWH) –
Coal	3.98	4.31
Gas	3.95	3.66
Average cost of fuel, generated (cents per net KWH)	3.97	4.11
Average cost of purchased power (cents per net KWH)(*)	4.36	4.79

(*)	Average cost of purchased power includes fuel purchased by Gulf Power for tolling agreements where power is generated by the provider.
Fuel
In the first quarter 2015, fuel expense was $110 million compared to $168 million for the corresponding period in 2014. The decrease was primarily due to a 24.5% decrease in the volume of KWHs generated due to more planned outages for Gulf Power's generation and a resource contracted under a PPA in the first quarter 2015.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Purchased Power – Non-Affiliates
In the first quarter 2015, purchased power expense from non-affiliates was $25 million compared to $15 million for the corresponding period in 2014. The increase was primarily due to an increase in the average cost per KWH purchased, which included a $16 million increase in capacity costs associated with a scheduled rate increase for an existing PPA, partially offset by the expiration of another PPA in mid-2014. The increase was partially offset by a 25.2% decrease in the volume of KWHs purchased due to a planned outage for a resource contracted under a PPA.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the first quarter 2015, purchased power expense from affiliates was $9 million compared to $7 million for the corresponding period in 2014. The increase was primarily due to an 87.8% increase in the volume of KWHs purchased due to more planned outages for Gulf Power's generation and a resource contracted under a PPA, partially offset by a 33.2% decrease in the average cost per KWH purchased.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$9	10.7
In the first quarter 2015, other operations and maintenance expenses were $93 million compared to $84 million for the corresponding period in 2014. The increase was primarily due to increases of $7 million in routine and planned maintenance expense at generation facilities and $2 million in employee compensation and benefits including pension costs. See Note (F) to the Condensed Financial Statements herein for additional information related to pension costs.
Depreciation and Amortization

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$(12)	(37.5)
In the first quarter 2015, depreciation and amortization was $20 million compared to $32 million for the corresponding period in 2014. As authorized by the Florida PSC in a settlement agreement, Gulf Power recorded a $19.6 million reduction in depreciation expense in the first quarter 2015 as compared to $6.2 million in the corresponding period in 2014. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Retail Base Rate Case" of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Retail Base Rate Case" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters – Gulf Power – Retail Base Rate Case" herein for additional information.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allowance for Equity Funds Used During Construction

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$2	100.0
In the first quarter 2015, AFUDC equity was $4 million compared to $2 million for the corresponding period in 2014. The increase was primarily due to increased construction related to environmental control projects at generation and transmission facilities.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Gulf Power's future earnings potential. The level of Gulf Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Gulf Power's business of selling electricity. These factors include Gulf Power's ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently-incurred costs during a time of increasing costs. Future earnings in the near term will depend, in part, upon maintaining and growing sales which are subject to a number of factors. These factors include weather, competition, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, the rate of economic growth or decline in Gulf Power's service territory, and the successful remarketing of wholesale capacity as current contracts expire. Changes in regional and global economic conditions may impact sales for Gulf Power as the pace of the economic recovery remains uncertain. The timing and extent of the economic recovery will impact growth and may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Gulf Power in Item 7 of the Form 10-K.
Gulf Power's wholesale business consists of two types of agreements. The first type, referred to as requirements service, provides that Gulf Power serves the customer's capacity and energy requirements from other Gulf Power resources. The second type, referred to as a unit sale, is a wholesale customer purchase from a dedicated generating plant unit where a portion of that unit is reserved for the customer. These agreements are associated with Gulf Power's co-ownership of a unit with Georgia Power at Plant Scherer and consist of both capacity and energy sales. Capacity revenues represent the majority of Gulf Power's wholesale earnings. Gulf Power currently has long-term sales agreements for 100% of Gulf Power's ownership of that unit through 2015 and 41% through 2019. These capacity revenues represented 82% of total wholesale capacity revenues for 2014. Gulf Power is actively pursuing replacement wholesale contracts but the expiration of current contracts could have a material negative impact on Gulf Power's earnings. In the event some portion of Gulf Power's ownership in Plant Scherer is not subject to a replacement long-term wholesale contract, the proportionate amount of the unit may be sold into the power pool or into the wholesale market.
Environmental Matters
Compliance costs related to federal and state environmental statutes and regulations could affect earnings if such costs cannot continue to be recovered in retail rates or through long-term wholesale agreements on a timely basis or through market-based contracts. The State of Florida has statutory provisions that allow a utility to petition the Florida PSC for recovery of prudent environmental compliance costs that are not being recovered through base rates or any other recovery mechanism. Gulf Power's current long-term wholesale agreements contain provisions that permit charging the customer with costs incurred as a result of changes in environmental laws and regulations. The full impact of any such regulatory or legislative changes cannot be determined at this time. Environmental compliance spending over the next several years may differ materially from the amounts estimated. The timing, specific requirements, and estimated costs could change as environmental statutes and regulations are adopted or modified. Further, higher costs that are recovered through regulated rates or long-term wholesale agreements could contribute to reduced demand for electricity as well as impact the cost competitiveness of wholesale capacity, which could negatively affect results of operations, cash flows, and financial condition. See MANAGEMENT'S

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" and "Retail Regulatory Matters – Cost Recovery Clauses – Environmental Cost Recovery" of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under "Environmental Matters" in Item 8 of the Form 10-K for additional information.
Environmental Statutes and Regulations
Coal Combustion Residuals
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Coal Combustion Residuals" of Gulf Power in Item 7 of the Form 10-K for additional information regarding the EPA's regulation of CCR.
On April 17, 2015, the EPA published the Disposal of Coal Combustion Residuals from Electric Utilities final rule (CCR Rule) in the Federal Register, setting October 14, 2015 as the effective date of the CCR Rule. The ultimate impact of the CCR Rule cannot be determined at this time and will depend on Gulf Power's ongoing review of the CCR Rule, the results of initial and ongoing minimum criteria assessments, and the outcome of legal challenges. Based on initial estimates, Gulf Power expects to record incremental asset retirement obligations of approximately $70 million to $80 million related to the CCR Rule in the second quarter 2015.
FERC Matters
Gulf Power has authority from the FERC to sell electricity at market-based rates. Since 2008, that authority, for certain balancing authority areas, has been conditioned on compliance with the requirements of an energy auction, which the FERC found to be tailored mitigation that addresses potential market power concerns. In accordance with FERC regulations governing such authority, the traditional operating companies (including Gulf Power) and Southern Power filed a triennial market power analysis on June 30, 2014, which included continued reliance on the energy auction as tailored mitigation. On April 27, 2015, the FERC issued an order finding that the traditional operating companies' (including Gulf Power's) and Southern Power's existing tailored mitigation may not effectively mitigate the potential to exert market power in certain areas served by the traditional operating companies and in some adjacent areas. To retain market-based rate authority, the FERC has directed the traditional operating companies (including Gulf Power) and Southern Power, within 60 days, to show why market-based rate authority should not be revoked in these areas or to provide a mitigation plan to further address market power concerns. Gulf Power is evaluating the order. The ultimate outcome of this matter cannot be determined at this time.
Retail Regulatory Matters
Gulf Power's rates and charges for service to retail customers are subject to the regulatory oversight of the Florida PSC. Gulf Power's rates are a combination of base rates and several separate cost recovery clauses for specific categories of costs. These separate cost recovery clauses address such items as fuel and purchased energy costs, purchased power capacity costs, energy conservation and demand side management programs, and the costs of compliance with environmental laws and regulations. Costs not addressed through one of the specific cost recovery clauses are recovered through base rates. See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Retail Base Rate Case" in Item 8 of the Form 10-K for additional information.
Retail Base Rate Case
In December 2013, the Florida PSC approved a settlement agreement that provides Gulf Power may reduce depreciation expense and record a regulatory asset up to $62.5 million between January 2014 and June 2017. In any given month, such depreciation expense reduction may not exceed the amount necessary for the ROE, as reported to the Florida PSC monthly, to reach the midpoint of the authorized retail ROE range then in effect. Gulf Power recognized a $19.6 million reduction in depreciation expense in the first three months of 2015.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost Recovery Clauses
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Cost Recovery Clauses" of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Cost Recovery Clauses" in Item 8 of the Form 10-K for additional information regarding Gulf Power's recovery of retail costs through various regulatory clauses and accounting orders. Gulf Power has four regulatory clauses which are approved by the Florida PSC. See Note (B) to the Condensed Financial Statements herein for additional information.
Renewables
The Florida PSC preliminarily approved on April 16, 2015, three energy purchase agreements totaling 120 MWs of utility-scale solar generation located at three military installations in northwest Florida. These contracts are expected to begin in 2016 with a term of 25 years each. The Florida PSC preliminarily approved on May 5, 2015, an energy purchase agreement for up to 178 MWs of wind generation in central Oklahoma. The agreement is expected to begin by the end of 2015 with a term of 20 years. Purchases under these agreements will be for energy only and are expected to be recovered through Gulf Power's fuel cost recovery mechanism. The ultimate outcome of these matters cannot be determined at this time.
Other Matters
Gulf Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Gulf Power is subject to certain claims and legal actions arising in the ordinary course of business. Gulf Power's business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements, such as air quality and water standards, has occurred throughout the U.S. This litigation included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
The ultimate outcome of such pending or potential litigation against Gulf Power cannot be predicted at this time; however, for current proceedings not specifically reported in Note (B) to the Condensed Financial Statements herein or in Note 3 to the financial statements of Gulf Power in Item 8 of the Form 10-K, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Gulf Power's financial statements. See Note (B) to the Condensed Financial Statements herein for a discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued ASC 606, Revenue from Contracts with Customers. ASC 606 revises the accounting for revenue recognition. On April 29, 2015, the FASB issued an exposure draft proposing the standard be effective for fiscal years beginning after December 15, 2017. Gulf Power

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

continues to evaluate the requirements of ASC 606. The ultimate impact of the new standard has not yet been determined.
On April 7, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and is effective for fiscal years beginning after December 15, 2015. Gulf Power currently reflects unamortized debt issuance costs in other deferred charges and assets on its balance sheet. Upon adoption, the reclassification will not have a material impact on the results of operations, financial position, or cash flows of Gulf Power.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Gulf Power in Item 7 of the Form 10-K for additional information. Gulf Power's financial condition remained stable at March 31, 2015. Gulf Power intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $81 million for the first three months of 2015 compared to $142 million for the corresponding period in 2014. The $61 million decrease in net cash was primarily due to decreases in cash flows related to the timing of fossil fuel stock purchases and decreases in accounts payable, partially offset by increases in the recovery of fuel costs. Net cash used for investing activities totaled $92 million in the first three months of 2015 primarily due to property additions related to steam generation and transmission. Net cash provided from financing activities totaled $27 million for the first three months of 2015 primarily due to an increase in notes payable and the issuance of common stock, partially offset by the payment of common stock dividends. Fluctuations in cash flow from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first three months of 2015 include increases of $58 million in net property, plant, and equipment, $40 million in notes payable, $36 million in accumulated deferred income tax liabilities, and the reclassification of $23 million of long-term debt to debt due within one year.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power's capital requirements for its construction program, including estimated capital expenditures to comply with existing environmental statutes and regulations, scheduled maturities of long-term debt, as well as related interest, leases, derivative obligations, preference stock dividends, purchase commitments, trust funding requirements, and unrecognized tax benefits. Approximately $23 million will be required through March 31, 2016 to fund the repayment of debt due within one year.
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
Gulf Power's current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate significantly due to the seasonality of the business. Gulf Power has substantial cash flow from operating activities and access to the capital markets and financial institutions to meet short-term liquidity needs, including its commercial paper program which is supported by bank credit facilities.
At March 31, 2015, Gulf Power had approximately $55 million of cash and cash equivalents. Committed credit arrangements with banks at March 31, 2015 were as follows:

Expires					Executable Term Loans		Due Within One Year
2015	2016	2017	Total	Unused	One Year	Two Years	Term Out	No Term Out
(in millions)			(in millions)		(in millions)		(in millions)
$45	$200	$30	$275	$275	$50	$—	$50	$195
See Note 6 to the financial statements of Gulf Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
Most of these bank credit arrangements contain covenants that limit debt levels and contain cross default provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of Gulf Power. Such cross default provisions to other indebtedness would trigger an event of default if Gulf Power defaulted on indebtedness or guarantee obligations over a specified threshold. Gulf Power is currently in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
Subject to applicable market conditions, Gulf Power expects to renew or replace its bank credit arrangements, as needed, prior to expiration.
Most of the unused credit arrangements with banks is allocated to provide liquidity support to Gulf Power's variable rate pollution control revenue bonds and commercial paper program. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of March 31, 2015 was approximately $69 million. In addition, at March 31, 2015, Gulf Power had $78 million of fixed rate pollution control revenue bonds outstanding that were required to be remarketed within the next 12 months.
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

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of short-term borrowings were as follows:

	Short-term Debt at March 31, 2015		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$150	0.3%	$110	0.3%	$150

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended March 31, 2015.
Gulf Power believes the need for working capital can be adequately met by utilizing the commercial paper program, lines of credit, and operating cash flows.
Credit Rating Risk
Gulf Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, and energy price risk management. The maximum potential collateral requirements under these contracts at March 31, 2015 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB- and/or Baa3	$74
Below BBB- and/or Baa3	447
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
Market Price Risk
Gulf Power's market risk exposure relative to interest rate changes for the first quarter 2015 has not changed materially compared to the December 31, 2014 reporting period. Gulf Power's exposure to market volatility in commodity fuel prices and prices of electricity with respect to its wholesale generating capacity is limited because its long-term sales agreements shift substantially all fuel cost responsibility to the purchaser. However, Gulf Power could become exposed to market volatility in energy-related commodity prices to the extent any wholesale generating capacity is uncontracted. Gulf Power currently has long-term sales agreements for 100% of its wholesale capacity through 2015 and 41% through 2019. These capacity revenues represented 82% of total wholesale capacity revenues for 2014. Gulf Power is actively pursuing replacement wholesale contracts but the expiration of current contracts could have a material negative impact on Gulf Power's earnings. In the event some portion of Gulf Power's ownership in Plant Scherer is not subject to a replacement long-term wholesale contract, the proportionate amount of the unit may be sold into the power pool or into the wholesale market. For an in-depth discussion of Gulf Power's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of Gulf Power in Item 7 of the Form 10-K.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Activities
In January 2015, Gulf Power issued 200,000 shares of common stock to Southern Company and realized proceeds of $20 million. The proceeds were used to repay a portion of Gulf Power's short-term debt and for other general corporate purposes, including Gulf Power's continuous construction program.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm recovery, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Operating Revenues:
Retail revenues	$167	$207
Wholesale revenues, non-affiliates	77	97
Wholesale revenues, affiliates	27	23
Other revenues	5	4
Total operating revenues	276	331
Operating Expenses:
Fuel	114	147
Purchased power, non-affiliates	2	11
Purchased power, affiliates	2	9
Other operations and maintenance	73	66
Depreciation and amortization	27	23
Taxes other than income taxes	25	20
Estimated loss on Kemper IGCC	9	380
Total operating expenses	252	656
Operating Income (Loss)	24	(325)
Other Income and (Expense):
Allowance for equity funds used during construction	28	38
Interest expense, net of amounts capitalized	(11)	(12)
Other income (expense), net	(2)	(3)
Total other income and (expense)	15	23
Earnings (Loss) Before Income Taxes	39	(302)
Income taxes (benefit)	4	(130)
Net Income (Loss)	35	(172)
Dividends on Preferred Stock	—	—
Net Income (Loss) After Dividends on Preferred Stock	$35	$(172)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Net Income (Loss)	$35	$(172)
Other comprehensive income (loss)	—	—
Comprehensive Income (Loss)	$35	$(172)
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Operating Activities:
Net income (loss)	$35	$(172)
Adjustments to reconcile net income (loss) to net cash provided from operating activities —
Depreciation and amortization, total	26	24
Deferred income taxes	141	(124)
Allowance for equity funds used during construction	(28)	(38)
Regulatory assets associated with Kemper IGCC	(27)	(13)
Estimated loss on Kemper IGCC	9	380
Other, net	11	8
Changes in certain current assets and liabilities —
-Receivables	17	(14)
-Fossil fuel stock	4	37
-Prepaid income taxes	44	(33)
-Other current assets	(3)	(5)
-Accounts payable	(22)	15
-Accrued taxes	(54)	(55)
-Accrued interest	9	8
-Accrued compensation	(20)	(2)
-Over recovered regulatory clause revenues	22	(18)
-Mirror CWIP	40	34
Net cash provided from operating activities	204	32
Investing Activities:
Property additions	(213)	(324)
Construction payables	(14)	(31)
Other investing activities	(6)	(6)
Net cash used for investing activities	(233)	(361)
Financing Activities:
Proceeds —
Capital contributions from parent company	76	1
Interest-bearing refundable deposit	—	75
Other long-term debt issuances	—	250
Short-term borrowings	30	—
Redemptions — Other long-term debt	(75)	—
Payment of preferred stock dividends	—	—
Return of capital	—	(55)
Other financing activities	(1)	(2)
Net cash provided from financing activities	30	269
Net Change in Cash and Cash Equivalents	1	(60)
Cash and Cash Equivalents at Beginning of Period	133	145
Cash and Cash Equivalents at End of Period	$134	$85
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (paid $17 and $17, net of $18 and $14 capitalized for 2015 and 2014, respectively)	$(1)	$3
Income taxes, net	(180)	26
Noncash transactions — Accrued property additions at end of period	100	132

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2015	At December 31, 2014
	(in millions)
Current Assets:
Cash and cash equivalents	$134	$133
Receivables —
Customer accounts receivable	38	43
Unbilled revenues	33	35
Other accounts and notes receivable	13	11
Affiliated companies	40	51
Accumulated provision for uncollectible accounts	(1)	(1)
Fossil fuel stock, at average cost	96	100
Materials and supplies, at average cost	64	62
Other regulatory assets, current	74	73
Prepaid income taxes	162	191
Other current assets	6	6
Total current assets	659	704
Property, Plant, and Equipment:
In service	4,396	4,378
Less accumulated provision for depreciation	1,194	1,173
Plant in service, net of depreciation	3,202	3,205
Construction work in progress	2,361	2,161
Total property, plant, and equipment	5,563	5,366
Other Property and Investments	6	5
Deferred Charges and Other Assets:
Deferred charges related to income taxes	243	226
Other regulatory assets, deferred	419	385
Other deferred charges and assets	57	71
Total deferred charges and other assets	719	682
Total Assets	$6,947	$6,757
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2015	At December 31, 2014
	(in millions)
Current Liabilities:
Securities due within one year	$3	$778
Notes Payable	30	—
Interest-bearing refundable deposit	275	275
Accounts payable —
Affiliated	80	86
Other	148	178
Accrued taxes —
Accrued income taxes	185	142
Other accrued taxes	29	84
Accrued interest	86	76
Accrued compensation	6	26
Over recovered regulatory clause liabilities	23	1
Mirror CWIP	311	271
Other current liabilities	61	61
Total current liabilities	1,237	1,978
Long-term Debt	2,328	1,630
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	397	285
Accumulated deferred investment tax credits	282	283
Employee benefit obligations	148	148
Asset retirement obligations	49	48
Other cost of removal obligations	168	166
Other regulatory liabilities, deferred	65	64
Other deferred credits and liabilities	43	38
Total deferred credits and other liabilities	1,152	1,032
Total Liabilities	4,717	4,640
Redeemable Preferred Stock	33	33
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 1,130,000 shares
Outstanding — 1,121,000 shares	38	38
Paid-in capital	2,690	2,612
Accumulated deficit	(524)	(559)
Accumulated other comprehensive loss	(7)	(7)
Total common stockholder's equity	2,197	2,084
Total Liabilities and Stockholder's Equity	$6,947	$6,757
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2015 vs. FIRST QUARTER 2014

OVERVIEW
Mississippi Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service territory located within the State of Mississippi and to wholesale customers in the Southeast.
Many factors affect the opportunities, challenges, and risks of Mississippi Power's business of selling electricity. These factors include Mississippi Power's ability to maintain and grow energy sales and to maintain a constructive regulatory environment that provides timely recovery of prudently-incurred costs. These costs include those related to the completion and operation of major construction projects, primarily the Kemper IGCC and the Plant Daniel scrubber project, projected long-term demand growth, reliability, fuel, and increasingly stringent environmental standards, as well as ongoing capital expenditures required for maintenance. Appropriately balancing required costs and capital expenditures with customer prices will continue to challenge Mississippi Power for the foreseeable future.
In 2010, the Mississippi PSC issued a CPCN authorizing the acquisition, construction, and operation of the Kemper IGCC. The certificated cost estimate of the Kemper IGCC established by the Mississippi PSC was $2.4 billion with a construction cost cap of $2.88 billion, net of $245 million of grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2 (DOE Grants) and excluding the cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, AFUDC, and certain general exceptions, including change of law, force majeure, and beneficial capital (which exists when Mississippi Power demonstrates that the purpose and effect of the construction cost increase is to produce efficiencies that will result in a neutral or favorable effect on customers relative to the original proposal for the CPCN) (Cost Cap Exceptions).
Mississippi Power's current cost estimate for the Kemper IGCC in total is approximately $6.22 billion, which includes approximately $4.94 billion of costs subject to the construction cost cap. Mississippi Power does not intend to seek any rate recovery or joint owner contributions for any related costs that exceed the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions. Mississippi Power recorded pre-tax charges to income for revisions to the cost estimate of $9 million ($6 million after tax) in the first quarter 2015. Since 2012, in the aggregate, Mississippi Power has incurred charges of $2.06 billion ($1.27 billion after tax) as a result of changes in the cost estimate for the Kemper IGCC through March 31, 2015.
Mississippi Power placed the combined cycle and the associated common facilities portion of the Kemper IGCC project in service in August 2014 and continues to focus on completing the remainder of the Kemper IGCC, including the gasifier and the gas clean-up facilities. The in-service date for the remainder of the Kemper IGCC is currently expected to occur in the first half of 2016. The current cost estimate includes costs through March 31, 2016. As a result of the additional factors that have the potential to impact start-up and operational readiness activities for this first-of-a-kind technology as described herein, the risk of further schedule extensions and/or cost increases, which could be material, remains.
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
On February 12, 2015, the Mississippi Supreme Court (Court) issued its decision in a legal challenge filed by Thomas A. Blanton with respect to the Mississippi PSC's March 2013 order that authorized the collection of $156 million annually (2013 MPSC Rate Order) to be recorded as Mirror CWIP. The Court reversed the 2013 MPSC Rate Order, deemed the 2013 Settlement Agreement (defined below) between Mississippi Power and the

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mississippi PSC unenforceable due to a lack of public notice for the related proceedings, and directed the Mississippi PSC to enter an order requiring Mississippi Power to refund the Mirror CWIP amounts collected pursuant to the 2013 MPSC Rate Order. As of March 31, 2015, $294 million had been collected by Mississippi Power. On March 12, 2015, Mississippi Power and the Mississippi PSC filed motions for rehearing. See FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle – Rate Recovery of Kemper IGCC Costs – 2015 Mississippi Supreme Court Decision" herein for additional information.
Mississippi Power also expects to seek rate recovery through alternate means, which could include a traditional rate case. On May 1, 2015, Mississippi Power notified the Mississippi PSC of its plans to file a rate request in May 2015.
As of March 31, 2015, Mississippi Power's current liabilities exceeded current assets by approximately $578 million primarily due to $275 million of refundable deposits from SMEPA and the potential refund of approximately $311 million in Mirror CWIP, which includes associated carrying costs. See FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle – Proposed Sale of Undivided Interest to SMEPA" and " – Rate Recovery of Kemper IGCC Costs – 2015 Mississippi Supreme Court Decision" herein for additional information. In addition, Mississippi Power has $900 million in bank term loans that mature on April 1, 2016. Mississippi Power intends to utilize operating cash flows and lines of credit, bank term loans, and commercial paper, as market conditions permit, as well as, under certain circumstances, equity contributions and/or loans from Southern Company, to fund Mississippi Power's short-term capital needs.
Mississippi Power continues to focus on several key performance indicators, including the construction and start-up of the Kemper IGCC. In recognition that Mississippi Power's long-term financial success is dependent upon how well it satisfies its customers' needs, Mississippi Power's retail base rate mechanism, PEP, includes performance indicators that directly tie customer service indicators to Mississippi Power's allowed return. In addition to the PEP performance indicators, Mississippi Power focuses on other performance measures, including broader measures of customer satisfaction, plant availability, system reliability, and net income after dividends on preferred stock. For additional information on these indicators, see MANAGEMENT'S DISCUSSION AND ANALYSIS – OVERVIEW – "Key Performance Indicators" of Mississippi Power in Item 7 of the Form 10-K. See FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for information regarding revisions to the cost estimate for the Kemper IGCC and the Court's decision that have negatively impacted Mississippi Power's actual performance on net income after dividends on preferred stock, one of its key performance indicators, for 2015, as compared to the target.
RESULTS OF OPERATIONS
Net Income (Loss)

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$207	N/M
N/M – Not meaningful
Mississippi Power's net income after dividends on preferred stock for the first quarter 2015 was $35 million compared to a net loss after dividends on preferred stock of $172 million for the corresponding period in 2014. The increase was primarily related to a lower pre-tax charge of $9 million ($6 million after tax) in the first quarter 2015 compared to a pre-tax charge of $380 million ($235 million after tax) in the first quarter 2014 for revisions of the estimated costs expected to be incurred on Mississippi Power's construction of the Kemper IGCC above the $2.88 billion cost cap established by the Mississippi PSC, net of the DOE Grants and excluding the Cost Cap Exceptions. The increase was partially offset by a decrease in AFUDC equity, increases in non-fuel operations and maintenance expenses, and a decrease in retail revenues primarily resulting from the Court's decision.

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
Retail Revenues

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$(40)	(19.3)
In the first quarter 2015, retail revenues were $167 million compared to $207 million for the corresponding period in 2014.
Details of the changes in retail revenues were as follows:

	First Quarter 2015
	(in millions)	(% change)
Retail – prior year	$207
Estimated change resulting from –
Rates and pricing	(4)	(1.9)
Sales decline	(4)	(1.9)
Weather	(1)	(0.5)
Fuel and other cost recovery	(31)	(15.0)
Retail – current year	$167	(19.3)%
Revenues associated with changes in rates and pricing decreased in the first quarter 2015 when compared to the corresponding period in 2014 primarily due to not recognizing revenues associated with the Kemper IGCC cost recovery in 2015 as a result of the Court's decision, partially offset by $1 million in net revenues for the new energy efficiency cost recovery rate, which began in the fourth quarter 2014.
See Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle – Rate Recovery of Kemper IGCC Costs" and "Retail Regulatory Matters – Performance Evaluation Plan" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Revenues attributable to changes in sales decreased in the first quarter 2015 when compared to the corresponding period in 2014. Weather-adjusted KWH sales to residential and commercial customers decreased 1.9% and 3.5%, respectively, in the first quarter 2015 due to lower customer usage. KWH sales to industrial customers increased 3.5% in the first quarter 2015 due to increased usage by larger customers.
In the first quarter 2015, Mississippi Power updated its methodology to estimate the unbilled revenue allocation among customer classes. This change did not have a significant impact on net income. The KWH sales variances discussed above reflect an adjustment to the estimated allocation of Mississippi Power's unbilled first quarter 2014 KWH sales among customer classes that is consistent with the actual allocation in 2015. Without this adjustment, first quarter 2015 weather-adjusted residential KWH sales decreased 9.9%, weather-adjusted commercial KWH sales decreased 9.3%, and industrial KWH sales increased 2.3% as compared to the corresponding period in 2014.
Fuel and other cost recovery revenues decreased in the first quarter 2015 when compared to the corresponding period in 2014, primarily as a result of lower recoverable fuel costs. See "Fuel and Purchased Power Expenses" herein for additional information. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$(20)	(20.6)
Wholesale revenues from sales to non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of Mississippi Power's and the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation. Increases and decreases in revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. Mississippi Power serves long-term contracts with rural electric cooperative associations and municipalities located in southeastern Mississippi under cost-based electric tariffs which are subject to regulation by the FERC. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "FERC Matters" of Mississippi Power in Item 7 of the Form 10-K for additional information.
In the first quarter 2015, wholesale revenues from sales to non-affiliates were $77 million compared to $97 million for the corresponding period in 2014. The decrease was primarily due to a decrease in energy revenues resulting from lower market prices.
Wholesale Revenues – Affiliates

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$4	17.4
Wholesale revenues from sales to affiliates will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
In the first quarter 2015, wholesale revenues from sales to affiliates were $27 million compared to $23 million for the corresponding period in 2014. The increase was due to a $4 million increase in energy revenues primarily due to a $14 million increase associated with higher natural gas generation, partially offset by a $10 million decrease associated with lower natural gas prices.
Fuel and Purchased Power Expenses

	First Quarter 2015 vs. First Quarter 2014
	(change in millions)	(% change)
Fuel	$(33)	(22.4)
Purchased power – non-affiliates	(9)	(81.8)
Purchased power – affiliates	(7)	(77.8)
Total fuel and purchased power expenses	$(49)
In the first quarter 2015, total fuel and purchased power expenses were $118 million compared to $167 million for the corresponding period in 2014. The decrease was due to a $42 million decrease in the average cost of fuel and

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

purchased power and an $11 million decrease in the volume of KWHs purchased, partially offset by a $4 million increase in the volume of KWHs generated.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clause.
Details of Mississippi Power's generation and purchased power were as follows:

	First Quarter 2015	First Quarter 2014
Total generation (millions of KWHs)(*)	4,345	4,043
Total purchased power (millions of KWHs)	114	258
Sources of generation (percent)(*) –
Coal	22	46
Gas	78	54
Cost of fuel, generated (cents per net KWH) –
Coal	3.25	4.23
Gas(*)	2.68	3.59
Average cost of fuel, generated (cents per net KWH)(*)	2.82	3.91
Average cost of purchased power (cents per net KWH)(*)	3.54	7.90

(*)	Includes energy produced during the test period for the Kemper IGCC which is accounted for in accordance with FERC guidance.
Fuel
In the first quarter 2015, fuel expense was $114 million compared to $147 million for the corresponding period in 2014. The decrease was primarily due to a 27.9% decrease in the average cost of fuel per KWH generated primarily due to higher gas-fired generation at lower natural gas prices, partially offset by a 7.3% increase in the volume of KWHs generated resulting from the availability of lower cost Mississippi Power units. The 7.3% increase in volume included an increase in gas-fired generation of 60.4%, partially offset by a decrease in coal-fired generation of 47.3%.
Purchased Power - Non-Affiliates
In the first quarter 2015, purchased power expense from non-affiliates was $2 million compared to $11 million for the corresponding period in 2014. The decrease was primarily the result of an 80.0% decrease in the volume of KWHs purchased due to milder weather and a 33.5% decrease in the average cost per KWH purchased as a result of lower natural gas prices.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power - Affiliates
In the first quarter 2015, purchased power expense from affiliates was $2 million compared to $9 million for the corresponding period in 2014. The decrease was primarily due to a 52.1% decrease in the average cost per KWH purchased as a result of lower natural gas prices and a 41.7% decrease in the volume of KWHs purchased due to milder weather.
Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Operations and Maintenance Expenses

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$7	10.6
In the first quarter 2015, other operations and maintenance expenses were $73 million compared to $66 million for the corresponding period in 2014. The increase was primarily due to a $4 million increase in advertising and employee compensation and benefits including pension costs and a $3 million increase in customer accounting primarily due to uncollectible expenses and customer incentives.
See Note (F) to the Condensed Financial Statements under "Retirement Benefits" herein for additional information.
Depreciation and Amortization

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$4	17.4
In the first quarter 2015, depreciation and amortization was $27 million compared to $23 million for the corresponding period in 2014. The increase was primarily due to a $2 million increase in depreciation related to increases in generation and transmission plant in service, a $1 million increase resulting from a lower regulatory deferral associated with the purchase of Plant Daniel Units 3 and 4, and a $1 million increase in amortization primarily resulting from the lower Kemper IGCC regulatory deferrals in 2015.
See Note 1 to the financial statements of Mississippi Power under "Depreciation, Depletion, and Amortization" in Item 8 of the Form 10-K for additional information. See Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Taxes Other Than Income Taxes

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$5	25.0
In the first quarter 2015, taxes other than income taxes were $25 million compared to $20 million for the corresponding period in 2014. The increase was primarily due to an increase in ad valorem taxes related to Kemper IGCC assets in service.
Estimated Loss on Kemper IGCC

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$(371)	(97.6)
In the first quarter 2015 and the first quarter 2014, estimated probable losses on the Kemper IGCC of $9 million and $380 million, respectively, were recorded to reflect revisions of estimated costs expected to be incurred on the construction of the Kemper IGCC in excess of the $2.88 billion cost cap established by the Mississippi PSC, net of the DOE Grants and excluding the Cost Cap Exceptions.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Allowance for Equity Funds Used During Construction

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$(10)	(26.3)
In the first quarter 2015, AFUDC equity was $28 million compared to $38 million for the corresponding period in 2014. The decrease was primarily due to placing the combined cycle and the associated common facilities portion of the Kemper IGCC in service in August 2014. See Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information regarding the Kemper IGCC.
Income Taxes (Benefit)

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$134	N/M
N/M – Not meaningful
In the first quarter 2015, income taxes (benefit) were $4 million compared to $(130) million for the corresponding period in 2014. The change primarily reflects a reduction in tax benefits related to the estimated probable losses on the construction of the Kemper IGCC recorded in 2014.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Mississippi Power's future earnings potential. The level of Mississippi Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Mississippi Power's business of selling electricity. These factors include Mississippi Power's ability to prevail against legal challenges associated with the Kemper IGCC, and recover its prudently-incurred costs in a timely manner during a time of increasing costs, and the completion and subsequent operation of the Kemper IGCC and the Plant Daniel scrubber project as well as other ongoing construction projects. Future earnings in the near term will depend, in part, upon maintaining and growing sales which are subject to a number of factors. These factors include weather, competition, new energy contracts with other utilities and other wholesale customers, energy conservation practiced by customers, the use of alternative energy sources by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Mississippi Power's service territory. Changes in regional and global economic conditions may impact sales for Mississippi Power as the pace of the economic recovery remains uncertain. The timing and extent of the economic recovery will impact growth and may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Mississippi Power in Item 7 of the Form 10-K.
Environmental Matters
Compliance costs related to federal and state environmental statutes and regulations could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis or through market-based contracts. Environmental compliance spending over the next several years may differ materially from the amounts estimated. The timing, specific requirements, and estimated costs could change as environmental statutes and regulations are adopted or modified. Further, higher costs that are recovered through regulated rates could contribute to reduced

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

demand for electricity, which could negatively affect results of operations, cash flows, and financial condition. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under "Environmental Matters" in Item 8 of the Form 10-K for additional information.
On April 23, 2015, Mississippi Power made the decision to retire its coal-fired generation at Plant Watson Units 1 and 2 (150 MWs) by July 1, 2015, based on an economic analysis of expected environmental compliance costs. The net book value, at March 31, 2015, of these two units was approximately $2 million excluding the reserve for cost of removal. Mississippi Power expects to recover through its rates the remaining book value of the retired units and certain costs associated with the retirements; however, recovery will be considered by the Mississippi PSC in future rate proceedings.
Environmental Statutes and Regulations
See Note 3 to the financial statements of Mississippi Power under "Other Matters – Sierra Club Settlement Agreement" in Item 8 of the Form 10-K for additional information.
Coal Combustion Residuals
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Coal Combustion Residuals" of Mississippi Power in Item 7 of the Form 10-K for additional information regarding the EPA's regulation of CCR.
On April 17, 2015, the EPA published the Disposal of Coal Combustion Residuals from Electric Utilities final rule (CCR Rule) in the Federal Register, setting October 14, 2015 as the effective date of the CCR Rule. The ultimate impact of the CCR Rule cannot be determined at this time and will depend on Mississippi Power's ongoing review of the CCR Rule, the results of initial and ongoing minimum criteria assessments, and the outcome of legal challenges. Based on initial estimates, Mississippi Power expects to record incremental asset retirement obligations (ARO) of approximately $75 million to $85 million related to the CCR Rule in the second quarter 2015.
FERC Matters
Municipal and Rural Associations Tariff
See Note 3 to the financial statements of Mississippi Power under "FERC Matters" in Item 8 of the Form 10-K for additional information regarding a settlement agreement entered into by Mississippi Power regarding the establishment of a regulatory asset for Kemper IGCC-related costs. See Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for information regarding Mississippi Power's construction of the Kemper IGCC.
On March 31, 2015, Mississippi Power reached a settlement agreement with its wholesale customers and filed a request with the FERC to forgo the Municipal and Rural Associations cost-based electric tariff increase reflected in the filing by, among other things, increasing the accrual of AFUDC in lieu of including CWIP in rate base. The settlement agreement, if accepted by the FERC, provides that the additional accrual of AFUDC is effective April 1, 2015. The additional resulting AFUDC is projected to be approximately $12 million annually, of which $9 million relates to the Kemper IGCC. In addition, a settlement agreement entered into in 2014 and approved by the FERC allowed for an adjustment to the wholesale revenue requirement in the event the Kemper IGCC, or any substantial portion thereof, was placed in service before or after December 1, 2014. A regulatory asset account was recorded as a result of a portion of the Kemper IGCC being placed in service prior to the projected date. The March 31, 2015 settlement agreement provides that the regulatory asset will be amortized over nine months, beginning April 1, 2015. The ultimate outcome of this matter cannot be determined at this time.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Market-Based Rate Authority
Mississippi Power has authority from the FERC to sell electricity at market-based rates. Since 2008, that authority, for certain balancing authority areas, has been conditioned on compliance with the requirements of an energy auction, which the FERC found to be tailored mitigation that addresses potential market power concerns. In accordance with FERC regulations governing such authority, the traditional operating companies (including Mississippi Power) and Southern Power filed a triennial market power analysis on June 30, 2014, which included continued reliance on the energy auction as tailored mitigation. On April 27, 2015, the FERC issued an order finding that the traditional operating companies' (including Mississippi Power's) and Southern Power's existing tailored mitigation may not effectively mitigate the potential to exert market power in certain areas served by the traditional operating companies and in some adjacent areas. To retain market-based rate authority, the FERC has directed the traditional operating companies (including Mississippi Power) and Southern Power, within 60 days, to show why market-based rate authority should not be revoked in these areas or to provide a mitigation plan to further address market power concerns. Mississippi Power is evaluating the order. The ultimate outcome of this matter cannot be determined at this time.
Retail Regulatory Matters
Mississippi Power's rates and charges for service to retail customers are subject to the regulatory oversight of the Mississippi PSC. Mississippi Power's rates are a combination of base rates and several separate cost recovery clauses for specific categories of costs. These separate cost recovery clauses address such items as the Kemper IGCC, fuel and purchased power, energy efficiency programs, ad valorem taxes, property damage, and the costs of compliance with environmental laws and regulations. Costs not addressed through one of the specific cost recovery clauses are recovered through Mississippi Power's base rates. See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters" and "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters" and "Integrated Coal Gasification Combined Cycle" herein for additional information.
Renewables
Subsequent to March 31, 2015, Mississippi Power entered into separate PPAs for three solar facilities for a combined total of approximately 105 MWs. Mississippi Power would purchase all of the energy produced by the solar facilities for the 25-year term of the contracts. If approved by the Mississippi PSC, the projects are expected to be in service by the end of 2016 and the resulting energy purchases will be recovered through Mississippi Power's fuel cost recovery mechanism. The ultimate outcome of this matter cannot be determined at this time.
Performance Evaluation Plan
On March 17, 2015, Mississippi Power submitted its annual PEP lookback filing for 2014, which indicated no surcharge or refund. On March 26, 2015, the Mississippi PSC suspended the filing to allow more time for review.
The ultimate outcome of this matter cannot be determined at this time.
Ad Valorem Tax Adjustment
On April 23, 2015, Mississippi Power filed its annual ad valorem tax adjustment factor filing for 2015, which requested an annual rate decrease of 0.35%, or $2 million in annual retail revenues, primarily due to a decrease in average millage rates.
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

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Kemper IGCC Overview
Construction of Mississippi Power's Kemper IGCC is nearing completion and start-up activities will continue until the Kemper IGCC is placed in service. The Kemper IGCC will utilize an IGCC technology with an output capacity of 582 MWs. The Kemper IGCC will be fueled by locally mined lignite (an abundant, lower heating value coal) from a mine owned by Mississippi Power and situated adjacent to the Kemper IGCC. The mine, operated by North American Coal Corporation, started commercial operation in 2013. In connection with the Kemper IGCC, Mississippi Power constructed and plans to operate approximately 61 miles of CO2 pipeline infrastructure for the planned transport of captured CO2 for use in enhanced oil recovery.
Kemper IGCC Schedule and Cost Estimate
In 2012, the Mississippi PSC issued the 2012 MPSC CPCN Order, a detailed order confirming the CPCN originally approved by the Mississippi PSC in 2010 authorizing the acquisition, construction, and operation of the Kemper IGCC.
The certificated cost estimate of the Kemper IGCC included in the 2012 MPSC CPCN Order was $2.4 billion, net of $245 million of DOE Grants and excluding the cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, and AFUDC related to the Kemper IGCC. The 2012 MPSC CPCN Order approved a construction cost cap of up to $2.88 billion, with recovery of prudently-incurred costs subject to approval by the Mississippi PSC. The Kemper IGCC was originally projected to be placed in service in May 2014. Mississippi Power placed the combined cycle and the associated common facilities portion of the Kemper IGCC in service using natural gas in August 2014 and continues to focus on completing the remainder of the Kemper IGCC, including the gasifier and the gas clean-up facilities, for which the in-service date is currently expected to occur in the first half of 2016. Recovery of the costs subject to the cost cap and the Cost Cap Exceptions remain subject to review and approval by the Mississippi PSC. Mississippi Power's Kemper IGCC 2010 project estimate, current cost estimate (which includes the impacts of the Court decision), and actual costs incurred as of March 31, 2015, as adjusted for the Court's decision, are as follows:

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost Category	2010 Project Estimate(f)	Current Estimate	Actual Costs at March 31, 2015
	(in billions)
Plant Subject to Cost Cap(a)	$2.40	$4.94	$4.37
Lignite Mine and Equipment	0.21	0.23	0.23
CO2 Pipeline Facilities	0.14	0.11	0.10
AFUDC(b)(c)	0.17	0.64	0.48
Combined Cycle and Related Assets Placed in Service – Incremental(d)	—	0.02	—
General Exceptions	0.05	0.10	0.08
Deferred Costs(c)(e)	—	0.18	0.14
Total Kemper IGCC(a)(c)	$2.97	$6.22	$5.40

(a)
The 2012 MPSC CPCN Order approved a construction cost cap of up to $2.88 billion, net of the DOE Grants and excluding the Cost Cap Exceptions. The Current Estimate and Actual Costs include non-incremental operating and maintenance costs related to the combined cycle and associated common facilities placed in service in August 2014 that are subject to the $2.88 billion cost cap and exclude post-in-service costs for the lignite mine. See "Rate Recovery of Kemper IGCC Costs – 2013 MPSC Rate Order" for additional information.

(b)
Mississippi Power's original estimate included recovery of financing costs during construction rather than the accrual of AFUDC. This approach was not approved by the Mississippi PSC in 2012 as described in "Rate Recovery of Kemper IGCC Costs." The current estimate includes an approximately $9 million increase in AFUDC related to a settlement agreement with the wholesale customers for cost-based rates under FERC's jurisdiction. See "FERC Matters" herein for additional information.

(c)	Amounts in the Current Estimate reflect estimated costs through March 31, 2016.

(d)
Incremental operating and maintenance costs related to the combined cycle and associated common facilities placed in service in August 2014, net of costs related to energy sales. See "Rate Recovery of Kemper IGCC Costs – 2013 MPSC Rate Order" for additional information.

(e)	The 2012 MPSC CPCN Order approved deferral of non-capital Kemper IGCC-related costs during construction as described in "Rate Recovery of Kemper IGCC Costs – Regulatory Assets and Liabilities."

(f)	The 2010 Project Estimate is the certificated cost estimate adjusted to include the certificated estimate for the CO2 pipeline facilities which was approved in 2011 by the Mississippi PSC.
Of the total costs, including post-in-service costs for the lignite mine, incurred as of March 31, 2015, $3.27 billion was included in property, plant, and equipment (which is net of the DOE Grants and estimated probable losses of $2.06 billion), $2 million in other property and investments, $52 million in fossil fuel stock, $35 million in materials and supplies, $174 million in other regulatory assets, $12 million in other deferred charges and assets, and $24 million in AROs in the balance sheet, with $1 million previously expensed.
Mississippi Power does not intend to seek any rate recovery or joint owner contributions for any costs related to the construction of the Kemper IGCC that exceed the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions. Mississippi Power recorded pre-tax charges to income for revisions to the cost estimate of $9 million ($6 million after tax) in the first quarter 2015. This amount is in addition to charges totaling $868 million ($536 million after tax), $1.10 billion ($681 million after tax), and $78 million ($48 million after tax) in 2014, 2013, and 2012, respectively. The increases to the cost estimate in the first quarter 2015 primarily reflected costs related to additional labor costs in support of start-up and operational readiness activities. The current estimate includes costs through March 31, 2016. Any further extension of the in-service date is currently estimated to result in additional base costs of approximately $25 million to $30 million per month, which includes maintaining necessary levels of start-up labor, materials, and fuel, as well as operational resources required to execute start-up and commissioning activities. Any further extension of the in-service date with respect to the Kemper IGCC would also increase costs for the Cost Cap Exceptions, which are not subject to the $2.88 billion cost cap established by the Mississippi PSC. These costs include AFUDC, which is currently estimated to total approximately $13 million per month, as well as carrying costs and operating expenses on Kemper IGCC assets placed in service and consulting and legal fees, which are being deferred as regulatory assets and are estimated to total approximately $6 million per month.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Any further cost increases and/or extensions of the in-service date with respect to the Kemper IGCC may result from factors including, but not limited to, labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction or other agreements, operational readiness, including specialized operator training and required site safety programs, unforeseen engineering or design problems, start-up activities for this first-of-a-kind technology (including major equipment failure and system integration), and/or operational performance (including additional costs to satisfy any operational parameters ultimately adopted by the Mississippi PSC). In subsequent periods, any further changes in the estimated costs to complete construction and start-up of the Kemper IGCC subject to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, will be reflected in Mississippi Power's statements of operations and these changes could be material.
Rate Recovery of Kemper IGCC Costs
The ultimate outcome of the rate recovery matters discussed herein, including the resolution of legal challenges, determinations of prudency, and the specific manner of recovery of prudently-incurred costs, cannot be determined at this time, but could have a material impact on Mississippi Power's results of operations, financial condition, and liquidity.
2012 MPSC CPCN Order
The 2012 MPSC CPCN Order included provisions relating to both Mississippi Power's recovery of financing costs during the course of construction of the Kemper IGCC and Mississippi Power's recovery of costs following the date the Kemper IGCC is placed in service. With respect to recovery of costs following the in-service date of the Kemper IGCC, the 2012 MPSC CPCN Order provided for the establishment of operational cost and revenue parameters based upon assumptions in Mississippi Power's petition for the CPCN. Mississippi Power expects the Mississippi PSC to apply operational parameters in connection with the evaluation of the Rate Mitigation Plan (defined below) and any alternative proceedings related to the operation of the Kemper IGCC. To the extent the Mississippi PSC determines the Kemper IGCC does not meet the operational parameters ultimately adopted by the Mississippi PSC or Mississippi Power incurs additional costs to satisfy such parameters, there could be a material adverse impact on Mississippi Power's financial statements.
2013 Settlement Agreement
In January 2013, Mississippi Power entered into a settlement agreement with the Mississippi PSC that, among other things, established the process for resolving matters regarding cost recovery related to the Kemper IGCC (2013 Settlement Agreement). Under the 2013 Settlement Agreement, Mississippi Power agreed to limit the portion of prudently-incurred Kemper IGCC costs to be included in retail rate base to the $2.4 billion certificated cost estimate, plus the Cost Cap Exceptions, but excluding AFUDC, and any other costs permitted or determined to be excluded from the $2.88 billion cost cap by the Mississippi PSC. The 2013 Settlement Agreement also allowed Mississippi Power to secure alternate financing for costs not otherwise recovered in any Mississippi PSC rate proceedings contemplated by the 2013 Settlement Agreement. The Court found the 2013 Settlement Agreement unenforceable due to a lack of public notice for the related proceedings. See "2015 Mississippi Supreme Court Decision" herein for additional information.
Legislation to authorize a multi-year rate plan and legislation to provide for alternate financing through securitization of up to $1.0 billion of prudently-incurred costs was enacted into law in 2013. Mississippi Power's intent under the 2013 Settlement Agreement was to securitize (1) prudently-incurred costs in excess of the certificated cost estimate and up to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, (2) accrued AFUDC, and (3) other prudently-incurred costs, which include carrying costs from the estimated in-service date until securitization is finalized and other costs not included in the Rate Mitigation Plan as approved by the Mississippi PSC. The Court's decision did not impact Mississippi Power's ability to utilize alternate financing through securitization, the 2012 MPSC CPCN Order, or the February 2013 legislation. See "2015 Mississippi Supreme Court Decision" herein for additional information.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2013 MPSC Rate Order
Consistent with the terms of the 2013 Settlement Agreement, in March 2013, the Mississippi PSC issued a rate order approving retail rate increases of 15% effective March 19, 2013, and 3% effective January 1, 2014, which collectively were designed to collect $156 million annually beginning in 2014 (2013 MPSC Rate Order). For the period from March 2013 through March 31, 2015, $294 million had been collected primarily to be used to mitigate customer rate impacts after the Kemper IGCC is placed in service. Because the 2013 MPSC Rate Order did not provide for the inclusion of CWIP in rate base as permitted by the Baseload Act, Mississippi Power continues to record AFUDC on the Kemper IGCC through the in-service date. Mississippi Power will not record AFUDC on any additional costs of the Kemper IGCC that exceed the $2.88 billion cost cap, except for Cost Cap Exception amounts. Mississippi Power will continue to record AFUDC and collect and defer the approved rates through the in-service date until directed to do otherwise by the Mississippi PSC.
In August 2014, Mississippi Power provided an analysis of the costs and benefits of placing the combined cycle and the associated common facilities portion of the Kemper IGCC in service, including the expected accounting treatment. Mississippi Power's analysis requested, among other things, confirmation of Mississippi Power's accounting treatment by the Mississippi PSC of the continued collection of rates as prescribed by the 2013 MPSC Rate Order, with the current recognition as revenue of the related equity return on all assets placed in service and the deferral of all remaining rate collections under the 2013 MPSC Rate Order to a regulatory liability account. See "2015 Mississippi Supreme Court Decision" for additional information regarding the decision of the Court which would discontinue the collection of, and require the refund of, all amounts previously collected under the 2013 MPSC Rate Order.
In addition, Mississippi Power's August 2014 filing with the Mississippi PSC requested confirmation of Mississippi Power's accounting treatment by the Mississippi PSC of the continued accrual of AFUDC through the in-service date of the remainder of the Kemper IGCC and the deferral of operating costs for the combined cycle as regulatory assets. Under Mississippi Power's proposal, non-incremental costs that would have been incurred whether or not the combined cycle was placed in service would be included in a regulatory asset and would continue to be subject to the $2.88 billion cost cap. Additionally, incremental costs that would not have been incurred if the combined cycle had not gone into service would be included in a regulatory asset and would not be subject to the cost cap because these costs are incurred to support operation of the combined cycle. All energy revenues associated with the combined cycle variable operating and maintenance expenses would be credited to this regulatory asset. See "Regulatory Assets and Liabilities" for additional information. Any action by the Mississippi PSC that is inconsistent with the treatment requested by Mississippi Power could have a material impact on the results of operations, financial condition, and liquidity of Mississippi Power.
2015 Mississippi Supreme Court Decision
On February 12, 2015, the Court issued its decision in the legal challenge to the 2013 MPSC Rate Order filed by Thomas A. Blanton. The Court reversed the 2013 MPSC Rate Order based on, among other things, its findings that (1) the Mirror CWIP rate treatment was not provided for under the Baseload Act and (2) the Mississippi PSC should have determined the prudence of Kemper IGCC costs before approving rate recovery through the 2013 MPSC Rate Order. The Court also found the 2013 Settlement Agreement unenforceable due to a lack of public notice for the related proceedings. The Court's ruling remands the matter to the Mississippi PSC to (1) fix by order the rates that were in existence prior to the 2013 MPSC Rate Order, (2) fix no rate increases until the Mississippi PSC is in compliance with the Court's ruling, and (3) enter an order refunding amounts collected under the 2013 MPSC Rate Order. Through March 31, 2015, Mississippi Power had collected $294 million through rates under the 2013 MPSC Rate Order. Any required refunds would also include carrying costs. The Court's decision will become legally effective upon the issuance of a mandate to the Mississippi PSC. Absent specific instruction from the Court, the Mississippi PSC will determine the method and timing of the refund. On March 12, 2015, Mississippi Power and the Mississippi PSC filed motions for rehearing. If the Court denies the motions, it would issue the mandate to the Mississippi PSC no later than seven days following such decision.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rate Mitigation Plan
In 2013, Mississippi Power, in compliance with the 2013 MPSC Rate Order, filed a revision to the proposed rate recovery plan with the Mississippi PSC for the Kemper IGCC for cost recovery through 2020 (Rate Mitigation Plan), which is still under review by the Mississippi PSC. The revenue requirements set forth in the Rate Mitigation Plan assume the sale of a 15% undivided interest in the Kemper IGCC to SMEPA and utilization of bonus depreciation, which currently requires that the related long-term asset be placed in service in 2015. In the Rate Mitigation Plan, Mississippi Power proposed recovery of an annual revenue requirement of approximately $156 million of Kemper IGCC-related operational costs and rate base amounts, including plant costs equal to the $2.4 billion certificated cost estimate. The 2013 MPSC Rate Order, which increased rates beginning in March 2013, was integral to the Rate Mitigation Plan, which contemplates amortization of the regulatory liability balance at the in-service date to be used to mitigate customer rate impacts through 2020, based on a fixed amortization schedule that requires approval by the Mississippi PSC. Under the Rate Mitigation Plan, Mississippi Power proposed annual rate recovery to remain the same from 2014 through 2020, with the proposed revenue requirement approximating the forecasted cost of service for the period 2014 through 2020. Under Mississippi Power's proposal, to the extent the actual annual cost of service differs from the approved forecast for certain items, the difference would be deferred as a regulatory asset or liability, subject to accrual of carrying costs, and would be included in the next year's rate recovery calculation. If any deferred balance remains at the end of 2020, the Mississippi PSC would review the amount and, if approved, determine the appropriate method and period of disposition. See "Regulatory Assets and Liabilities" herein for additional information.
To the extent that refunds of amounts collected under the 2013 MPSC Rate Order are required on a schedule different from the amortization schedule proposed in the Rate Mitigation Plan, the customer billing impacts proposed under the Rate Mitigation Plan would no longer be viable. See "2015 Mississippi Supreme Court Decision" herein for additional information.
In addition to current estimated costs at March 31, 2015 of $6.22 billion, Mississippi Power anticipates that it will incur additional costs after the Kemper IGCC in-service date until the Kemper IGCC cost recovery approach is finalized. These costs include, but are not limited to, regulatory costs and additional carrying costs which could be material. Recovery of these costs would be subject to approval by the Mississippi PSC.
Mississippi Power also expects to seek rate recovery through alternate means, which could include a traditional rate case. On May 1, 2015, Mississippi Power notified the Mississippi PSC of its plans to file a rate request in May 2015.
Prudence Reviews
The Mississippi PSC's review of Kemper IGCC costs is ongoing. In August 2014, the Mississippi PSC ordered that a consolidated prudence determination of all Kemper IGCC costs be completed after the entire project has been placed in service and has demonstrated availability for a reasonable period of time as determined by the Mississippi PSC and the Mississippi Public Utilities Staff (MPUS). The Mississippi PSC has encouraged the parties to work in good faith to settle contested issues and Mississippi Power is working to reach a mutually acceptable resolution. As a result of the Court's decision, Mississippi Power intends to request that the Mississippi PSC reconsider its prudence review schedule. See "2015 Mississippi Supreme Court Decision" herein for additional information.
Regulatory Assets and Liabilities
Consistent with the treatment of non-capital costs incurred during the pre-construction period, the Mississippi PSC issued an accounting order in 2011 granting Mississippi Power the authority to defer all non-capital Kemper IGCC-related costs to a regulatory asset through the in-service date, subject to review of such costs by the Mississippi PSC. Such costs include, but are not limited to, carrying costs on Kemper IGCC assets currently placed in service, costs associated with Mississippi PSC and MPUS consultants, prudence costs, legal fees, and operating expenses associated with assets placed in service.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In August 2014, Mississippi Power requested confirmation by the Mississippi PSC of Mississippi Power's authority to defer all operating expenses associated with the operation of the combined cycle subject to review of such costs by the Mississippi PSC. In addition, Mississippi Power is authorized to accrue carrying costs on the unamortized balance of such regulatory assets at a rate and in a manner to be determined by the Mississippi PSC in future cost recovery mechanism proceedings. As of March 31, 2015, the regulatory asset balance associated with the Kemper IGCC was $174 million. The projected balance at March 31, 2016 is estimated to total approximately $266 million. The amortization period for any such costs approved for recovery remains subject to approval by the Mississippi PSC.
The 2013 MPSC Rate Order approved retail rate increases of 15% effective March 19, 2013 and 3% effective January 1, 2014, which collectively were designed to collect $156 million annually beginning in 2014. On February 12, 2015, the Court ordered the Mississippi PSC to refund Mirror CWIP and to fix by order the rates that were in existence prior to the 2013 MPSC Rate Order. Mississippi Power is deferring the collections under the approved rates in the Mirror CWIP regulatory liability until otherwise directed by the Mississippi PSC. Mississippi Power is also accruing carrying costs on the unamortized balance of the Mirror CWIP regulatory liability for the benefit of retail customers. As of March 31, 2015, the balance of the Mirror CWIP regulatory liability, including carrying costs, was $311 million.
See "2015 Mississippi Supreme Court Decision" herein for additional information.
See Note 1 to the financial statements of Mississippi Power under "Regulatory Assets and Liabilities" in Item 8 of the Form 10-K for additional information.
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
In addition, Mississippi Power has constructed and will operate the CO2 pipeline for the planned transport of captured CO2 for use in enhanced oil recovery. Mississippi Power has entered into agreements with Denbury Onshore (Denbury), a subsidiary of Denbury Resources Inc., and Treetop Midstream Services, LLC (Treetop), an affiliate of Tellus Operating Group, LLC and a subsidiary of Tengrys, LLC, pursuant to which Denbury will purchase 70% of the CO2 captured from the Kemper IGCC and Treetop will purchase 30% of the CO2 captured from the Kemper IGCC. The agreements with Denbury and Treetop provide termination rights in the event that Mississippi Power does not satisfy its contractual obligation with respect to deliveries of captured CO2 by May 11, 2015. While Mississippi Power has received no indication from either Denbury or Treetop of their intent to terminate their respective agreements, any termination or material modification of these agreements could result in a material reduction in future chemical product sales revenues and could have a material financial impact on Mississippi Power to the extent Mississippi Power is not able to enter into other similar contractual arrangements.
The ultimate outcome of these matters cannot be determined at this time.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Proposed Sale of Undivided Interest to SMEPA
In 2010, Mississippi Power and SMEPA entered into an asset purchase agreement (APA) whereby SMEPA agreed to purchase a 17.5% undivided interest in the Kemper IGCC. In 2012, the Mississippi PSC approved the sale and transfer of the 17.5% undivided interest in the Kemper IGCC to SMEPA. Later in 2012, Mississippi Power and SMEPA signed an amendment to the APA whereby SMEPA reduced its purchase commitment percentage from a 17.5% to a 15% undivided interest in the Kemper IGCC. In March 2013, Mississippi Power and SMEPA signed an amendment to the APA whereby they agreed to amend a 2011 power supply agreement between the parties to reduce the capacity amounts to be received by SMEPA by half (approximately 75 MWs) at the sale and transfer of the undivided interest in the Kemper IGCC to SMEPA. Capacity revenues under the 2011 power supply agreement were $4 million in the first quarter 2015 and $17 million in 2014.
By letter agreement dated October 6, 2014, Mississippi Power and SMEPA agreed in principle on certain issues related to SMEPA's proposed purchase of a 15% undivided interest in the Kemper IGCC. The parties agreed to further amend the APA as follows: (1) Mississippi Power agreed to cap at $2.88 billion the portion of the purchase price payable for development and construction costs, net of the Cost Cap Exceptions, title insurance reimbursement, and AFUDC and/or carrying costs through the Closing Commitment Date (defined below); (2) SMEPA agreed to close the purchase within 180 days after the date of the execution of the amended APA or before the Kemper IGCC in-service date, whichever occurs first (Closing Commitment Date), subject only to satisfaction of certain conditions; and (3) AFUDC and/or carrying costs will continue to be accrued on the capped development and construction costs, the Cost Cap Exceptions, and any operating costs, net of revenues until the amended APA is executed by both parties, and thereafter AFUDC and/or carrying costs and payment of interest on SMEPA's deposited money will be suspended and waived provided closing occurs by the Closing Commitment Date. The letter agreement also provided for certain post-closing adjustments to address any differences between the actual and the estimated amounts of post-in-service date costs (both expenses and capital) and revenue credits for those portions of the Kemper IGCC previously placed in service.
By letter dated December 18, 2014, SMEPA notified Mississippi Power that SMEPA decided not to extend the December 31, 2014 estimated closing date in the APA or revise the APA to include the contemplated amendments; however, both parties agree that the APA will remain in effect until closing or until either party gives notice of termination.
The closing of this transaction is also conditioned upon execution of a joint ownership and operating agreement, the absence of material adverse effects, receipt of all construction permits, and appropriate regulatory approvals, as well as SMEPA's receipt of Rural Utilities Service (RUS) funding. In 2012, SMEPA received a conditional loan commitment from RUS for the purchase.
In 2012, in January 2014, and in October 2014, Mississippi Power received $150 million, $75 million, and $50 million, respectively, of interest-bearing refundable deposits from SMEPA to be applied to the purchase. While the expectation is that these amounts will be applied to the purchase price at closing, Mississippi Power would be required to refund the deposits upon the termination of the APA or within 15 days of a request by SMEPA for a full or partial refund. Accordingly, the deposits have been presented as a current liability in the balance sheet and as financing proceeds in the statement of cash flow. Southern Company has agreed to guarantee the obligations of Mississippi Power with respect to any refund of the deposits to SMEPA.
The ultimate outcome of these matters cannot be determined at this time.
Income Tax Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters" of Mississippi Power in Item 7 of the Form 10-K for additional information.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Section 174 Research and Experimental Deduction
Southern Company, on behalf of Mississippi Power, reflected deductions for research and experimental (R&E) expenditures related to the Kemper IGCC in its federal income tax calculations for 2013 and 2014. Due to the uncertainty related to this tax position, Mississippi Power had unrecognized tax benefits totaling approximately $211 million at March 31, 2015. See Note 5 to the financial statements of Mississippi Power under "Unrecognized Tax Benefits" in Item 8 of the Form 10-K and Notes (B) and (G) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" and "Unrecognized Tax Benefits," respectively, herein for additional information. The ultimate outcome of this tax matter cannot be determined at this time.
Other Matters
Mississippi Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Mississippi Power is subject to certain claims and legal actions arising in the ordinary course of business. Mississippi Power's business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements, such as air quality and water standards, has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
The ultimate outcome of such pending or potential litigation against Mississippi Power cannot be predicted at this time; however, for current proceedings not specifically reported in Note (B) to the Condensed Financial Statements herein or in Note 3 to the financial statements of Mississippi Power in Item 8 of the Form 10-K, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Mississippi Power's financial statements. See Note (B) to the Condensed Financial Statements herein for a discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
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
Kemper IGCC Estimated Construction Costs, Project Completion Date, and Rate Recovery
During 2015, Mississippi Power further revised its cost estimate to complete construction and start-up of the Kemper IGCC to an amount that exceeds the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions. Mississippi Power does not intend to seek any rate recovery or any joint owner contributions for any costs related to the construction of the Kemper IGCC that exceed the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions.
As a result of the revisions to the cost estimate, Mississippi Power recorded total pre-tax charges to income for the estimated probable losses on the Kemper IGCC of $9 million ($6 million after tax) in the first quarter 2015, $70 million ($43 million after tax) in the fourth quarter 2014, $418 million ($258 million after tax) in the third

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

quarter 2014, $380 million ($235 million after tax) in the first quarter 2014, $40 million ($25 million after tax) in the fourth quarter 2013, $150 million ($93 million after tax) in the third quarter 2013, $450 million ($278 million after tax) in the second quarter 2013, $462 million ($285 million after tax) in the first quarter 2013, and $78 million ($48 million after tax) in the fourth quarter 2012. In the aggregate, Mississippi Power has incurred charges of $2.06 billion ($1.27 billion after tax) as a result of changes in the cost estimate for the Kemper IGCC through March 31, 2015.
Mississippi Power has experienced, and may continue to experience, material changes in the cost estimate for the Kemper IGCC. In subsequent periods, any further changes in the estimated costs to complete construction and start-up of the Kemper IGCC subject to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, will be reflected in Mississippi Power's statements of operations and these changes could be material. Any further cost increases and/or extensions of the in-service date with respect to the Kemper IGCC may result from factors including, but not limited to, labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction or other agreements, operational readiness, including specialized operator training and required site safety programs, unforeseen engineering or design problems, start-up activities for this first-of-a-kind technology (including major equipment failure and system integration), and/or operational performance (including additional costs to satisfy any operational parameters ultimately adopted by the Mississippi PSC).
Mississippi Power's revised cost estimate includes costs through March 31, 2016. Any further extension of the in-service date is currently estimated to result in additional base costs of approximately $25 million to $30 million per month, which includes maintaining necessary levels of start-up labor, materials, and fuel, as well as operational resources required to execute start-up and commissioning activities. Any further extension of the in-service date with respect to the Kemper IGCC would also increase costs for the Cost Cap Exceptions, which are not subject to the $2.88 billion cost cap established by the Mississippi PSC. These costs include AFUDC, which is currently estimated to total approximately $13 million per month, as well as carrying costs and operating expenses on Kemper IGCC assets placed in service and consulting fees and legal fees which are being deferred as regulatory assets and are estimated to total approximately $6 million per month.
Given the significant judgment involved in estimating the future costs to complete construction and start-up, the project completion date, the ultimate rate recovery for the Kemper IGCC, and the potential impact on Mississippi Power's results of operations, Mississippi Power considers these items to be critical accounting estimates. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued ASC 606, Revenue from Contracts with Customers. ASC 606 revises the accounting for revenue recognition. On April 29, 2015, the FASB issued an exposure draft proposing the standard be effective for fiscal years beginning after December 15, 2017. Mississippi Power continues to evaluate the requirements of ASC 606. The ultimate impact of the new standard has not yet been determined.
On April 7, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and is effective for fiscal years beginning after December 15, 2015. Mississippi Power currently reflects unamortized debt issuance costs in other deferred charges and assets on its balance sheet. Upon adoption, the reclassification will not have a material impact on the results of operations, financial position, or cash flows of Mississippi Power.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Mississippi Power in Item 7 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" herein for additional information. Earnings for the three months ended March 31, 2015 and 2014 were negatively affected by revisions to the cost estimate for the Kemper IGCC and the Court's decision to reverse the 2013 MPSC Rate Order; however, Mississippi Power's financial condition remained stable as a result of the financing activities described herein. Mississippi Power's cash requirements primarily consist of funding debt maturities, including $900 million maturing April 1, 2016, ongoing operations and capital expenditures, as well as the potential requirement to refund amounts collected under the 2013 MPSC Rate Order and associated carrying costs ($311 million through March 31, 2015) and the SMEPA deposits ($275 million at March 31, 2015). See FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle – Proposed Sale of Undivided Interest to SMEPA" and "Rate Recovery of Kemper IGCC Costs – 2013 MPSC Rate Order" and " – 2015 Mississippi Supreme Court Decision" herein for additional information. For the three-year period from 2015 through 2017, Mississippi Power's capital expenditures and debt maturities are expected to materially exceed operating cash flows. In addition to the Kemper IGCC, projected capital expenditures in that period include investments to maintain existing generation facilities, including the Plant Daniel scrubber project, to add environmental equipment for existing generating units, to add or change fuel sources for certain existing units, and to expand and improve transmission and distribution facilities. See "Sources of Capital" herein for additional information.
Through March 31, 2015, Mississippi Power has incurred non-recoverable cash expenditures of $1.49 billion and is expected to incur approximately $567 million in additional non-recoverable cash expenditures through completion of the Kemper IGCC.
During the first three months of 2015, Mississippi Power received $75 million in equity contributions from Southern Company. Subsequent to March 31, 2015, Mississippi Power entered into two floating rate bank loans with a maturity date of April 1, 2016, in an aggregate principal amount of $475 million, bearing interest based on one-month LIBOR. The proceeds of these loans were used for the repayment of term loans in an aggregate principal amount of $275 million, working capital, and other general corporate purposes. Mississippi Power also amended three outstanding floating rate bank loans for an aggregate principal amount of $425 million which, among other things, extended the maturity dates from various dates in 2015 to April 1, 2016. Mississippi Power intends to utilize operating cash flows and lines of credit, bank term loans, and commercial paper, as market conditions permit, as well as, under certain circumstances, equity contributions and/or loans from Southern Company, to fund Mississippi Power's short-term capital needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $204 million for the first three months of 2015, an increase of $172 million as compared to the corresponding period in 2014. The increase in cash provided from operating activities is primarily due to R&E tax deductions and bonus depreciation reducing tax payments, an increase in fuel recovery, and Mirror CWIP, net of the Kemper IGCC regulatory deferral, partially offset by the timing of payments for accounts payable and fuel purchases. See Notes (B) and Note (G) to the Condensed Financial Statements herein for additional information. Net cash used for investing activities totaled $233 million for the first three months of 2015 primarily due to gross property additions related to the Kemper IGCC and the Plant Daniel scrubber project. Net cash provided from financing activities totaled $30 million for the first three months of 2015 primarily due to capital contributions from Southern Company and short-term borrowings, partially offset by redemptions of long-term debt. Fluctuations in cash flow from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first three months of 2015 include a decrease in securities due within one year of $775 million and an increase in long-term debt of $698 million, primarily due to refinancing or replacing maturing debt. See "Sources of Capital" herein for additional information. Total property, plant, and equipment

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increased $197 million, other regulatory assets, deferred increased $34 million, and the Mirror CWIP regulatory liability increased $40 million primarily due to the Kemper IGCC. See "Integrated Coal Gasification Combined Cycle" herein for additional information. Additional changes included a decrease in prepaid income taxes of $29 million, a decrease in other accrued taxes of $55 million primarily due to ad valorem tax payments, and increases in accumulated deferred income taxes, a portion of which is reflected in other deferred charges and assets, and accrued income taxes of $95 million and $43 million, respectively, primarily due to R&E tax deductions and the related reserve. See FUTURE EARNINGS POTENTIAL – "Income Tax Matters" and Note (G) to the Condensed Financial Statements herein for additional information. Total common stockholder's equity increased $113 million primarily due to the receipt of $75 million in capital contributions from Southern Company and due to net income for the quarter.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power's capital requirements for its construction program, including estimated capital expenditures for new generating resources and to comply with existing environmental statutes and regulations, scheduled maturities of long-term debt, as well as related interest, leases, purchase commitments, derivative obligations, preferred stock dividends, trust funding requirements, and unrecognized tax benefits. Mississippi Power has no long-term debt maturing at or prior to March 31, 2016. Approximately $900 million in bank term loans are scheduled to mature on April 1, 2016. See "Sources of Capital" herein for additional information.
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
Sources of Capital
Except as described herein, Mississippi Power plans to obtain the funds required for construction and other purposes from operating cash flows, security issuances, term loans, and/or short-term debt, as well as, under certain circumstances, equity contributions and/or loans from Southern Company. Operating cash flows would be adversely impacted by $156 million annually with the removal of rates implemented under the 2013 MPSC Rate Order. The amount, type, and timing of future financings will depend upon regulatory approval, prevailing market conditions, and other factors, which may include resolution of Kemper IGCC cost recovery. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" and – FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle – Rate Recovery of Kemper IGCC Costs – 2013 MPSC Rate Order" and " – 2015 Mississippi Supreme Court Decision" of Mississippi Power in Item 7 of the Form 10-K and herein for additional information.
Mississippi Power received $245 million of DOE Grants in prior years that were used for the construction of the Kemper IGCC. An additional $25 million of DOE Grants is expected to be received for commercial operation of the Kemper IGCC. In addition, see Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K for information regarding legislation related to the securitization of certain costs of the Kemper IGCC.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2015, Mississippi Power's current liabilities exceeded current assets by approximately $578 million primarily due to refundable deposits from SMEPA and the potential Mirror CWIP refund. Subsequent to March 31, 2015, Mississippi Power entered into two floating rate bank loans with a maturity date of April 1, 2016, in an aggregate principal amount of $475 million, bearing interest based on one-month LIBOR. The proceeds of these loans were used for the repayment of term loans in an aggregate principal amount of $275 million, working capital, and other general corporate purposes. Mississippi Power also amended three outstanding floating rate bank loans for an aggregate principal amount of $425 million which, among other things, extended the maturity dates from various dates in 2015 to April 1, 2016. Mississippi Power intends to utilize operating cash flows and lines of credit, bank term loans, and commercial paper, as market conditions permit, as well as, under certain circumstances, equity contributions and/or loans from Southern Company, to fund Mississippi Power's short-term capital needs.
At March 31, 2015, Mississippi Power had approximately $134 million of cash and cash equivalents. Committed credit arrangements with banks at March 31, 2015 were as follows:

Expires				Executable Term Loans		Due Within One Year
2015	2016	Total	Unused	One Year	Two Years	Term Out	No Term Out
(in millions)		(in millions)		(in millions)		(in millions)
$135	$165	$300	$270	$25	$40	$65	$235
See Note 6 to the financial statements of Mississippi Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
Most of these bank credit arrangements contain covenants that limit debt levels and typically contain cross default provisions to other indebtedness (including guarantee obligations) of Mississippi Power. Such cross default provisions to other indebtedness would trigger an event of default if Mississippi Power defaulted on indebtedness or guarantee obligations over a specified threshold. Mississippi Power is currently in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowing.
Subject to applicable market conditions, Mississippi Power expects to renew or replace its credit arrangements, as needed prior to expiration.
A portion of the $270 million unused credit arrangements with banks is allocated to provide liquidity support to Mississippi Power's variable rate pollution control revenue bonds and commercial paper borrowings. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of March 31, 2015 was approximately $40 million.
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

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of short-term borrowings were as follows:

	Short-term Debt at March 31, 2015		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Short-term bank debt	$30	1.2%	$7	1.2%	$30
(*)    Average and maximum amounts are based upon daily balances during the three-month period ended March 31, 2015.
Credit Rating Risk
Mississippi Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to below BBB- and/or Baa3. These contracts are for physical electricity sales, fuel transportation and storage, and energy price risk management. At March 31, 2015, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 equaled approximately $281 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Southern Company system power pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Mississippi Power's ability to access capital markets, particularly the short-term debt market and the variable rate pollution control revenue bond market.
Financing Activities
In March 2015, Mississippi Power repaid at maturity a $75 million bank term loan.
Subsequent to March 31, 2015, Mississippi Power entered into two floating rate bank loans with a maturity date of April 1, 2016, in an aggregate principal amount of $475 million, bearing interest based on one-month LIBOR. The proceeds of these loans were used for the repayment of term loans in an aggregate principal amount of $275 million, working capital, and other general corporate purposes, including Mississippi Power's ongoing construction program. Mississippi Power also amended three outstanding floating rate bank loans for an aggregate principal amount of $425 million which, among other things, extended the maturity dates from various dates in 2015 to April 1, 2016.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Mississippi Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN POWER COMPANY
AND SUBSIDIARY COMPANIES

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$232	$278
Wholesale revenues, affiliates	114	72
Other revenues	2	1
Total operating revenues	348	351
Operating Expenses:
Fuel	138	125
Purchased power, non-affiliates	16	28
Purchased power, affiliates	10	29
Other operations and maintenance	52	53
Depreciation and amortization	59	51
Taxes other than income taxes	6	6
Total operating expenses	281	292
Operating Income	67	59
Other Income and (Expense):
Interest expense, net of amounts capitalized	(22)	(22)
Earnings Before Income Taxes	45	37
Income taxes	12	3
Net Income	33	34
Less: Net income attributable to noncontrolling interests	—	1
Net Income Attributable to Southern Power Company	$33	$33
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Net Income	$33	$34
Other comprehensive income (loss)	—	—
Less: Comprehensive income attributable to noncontrolling interests	—	1
Comprehensive Income Attributable to Southern Power Company	$33	$33
The accompanying notes as they relate to Southern Power are an integral part of these consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Operating Activities:
Net income	$33	$34
Adjustments to reconcile net income to net cash provided from (used for) operating activities —
Depreciation and amortization, total	60	53
Deferred income taxes	(54)	(14)
Investment tax credits	—	26
Amortization of investment tax credits	(4)	(2)
Deferred revenues	(20)	(20)
Other, net	3	3
Changes in certain current assets and liabilities —
-Receivables	2	21
-Fossil fuel stock	6	2
-Prepaid income taxes	(2)	15
-Other current assets	—	(1)
-Accounts payable	(25)	2
-Accrued taxes	(4)	6
-Accrued interest	(15)	(15)
-Other current liabilities	1	—
Net cash provided from (used for) operating activities	(19)	110
Investing Activities:
Property additions	(38)	(5)
Change in construction payables	17	1
Payments pursuant to long-term service agreements	(16)	(10)
Other investing activities	(1)	(1)
Net cash used for investing activities	(38)	(15)
Financing Activities:
Increase in notes payable, net	38	—
Payment of common stock dividends	(33)	(33)
Other financing activities	—	(2)
Net cash provided from (used for) financing activities	5	(35)
Net Change in Cash and Cash Equivalents	(52)	60
Cash and Cash Equivalents at Beginning of Period	75	69
Cash and Cash Equivalents at End of Period	$23	$129
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $- and $- capitalized for 2015 and 2014, respectively)	$36	$36
Income taxes, net	79	(44)
Noncash transactions — Accrued property additions at end of period	16	5
The accompanying notes as they relate to Southern Power are an integral part of these consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2015	At December 31, 2014
	(in millions)
Current Assets:
Cash and cash equivalents	$23	$75
Receivables —
Customer accounts receivable	71	77
Other accounts receivable	14	15
Affiliated companies	37	34
Fossil fuel stock, at average cost	16	22
Materials and supplies, at average cost	59	58
Prepaid service agreements — current	10	8
Prepaid income taxes	21	19
Deferred income taxes, current	379	306
Other prepaid expenses	10	8
Assets from risk management activities	—	5
Total current assets	640	627
Property, Plant, and Equipment:
In service	5,658	5,657
Less accumulated provision for depreciation	1,093	1,035
Plant in service, net of depreciation	4,565	4,622
Construction work in progress	48	11
Total property, plant, and equipment	4,613	4,633
Other Property and Investments:
Goodwill	2	2
Other intangible assets, net of amortization of $9 and $8 at March 31, 2015 and December 31, 2014, respectively	46	47
Total other property and investments	48	49
Deferred Charges and Other Assets:
Prepaid long-term service agreements	137	124
Other deferred charges and assets — affiliated	13	5
Other deferred charges and assets — non-affiliated	113	112
Total deferred charges and other assets	263	241
Total Assets	$5,564	$5,550
The accompanying notes as they relate to Southern Power are an integral part of these consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At March 31, 2015	At December 31, 2014
	(in millions)
Current Liabilities:
Securities due within one year	$525	$525
Notes payable	233	195
Accounts payable —
Affiliated	69	78
Other	32	30
Accrued income taxes	65	72
Accrued interest	15	30
Other current liabilities	19	17
Total current liabilities	958	947
Long-term Debt	1,095	1,095
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	882	863
Accumulated deferred investment tax credits	596	601
Deferred capacity revenues — affiliated	5	15
Other deferred credits and liabilities — affiliated	—	1
Other deferred credits and liabilities — non-affiliated	16	18
Total deferred credits and other liabilities	1,499	1,498
Total Liabilities	3,552	3,540
Redeemable Noncontrolling Interest	40	39
Common Stockholder's Equity:
Common stock, par value $.01 per share —
Authorized — 1,000,000 shares
Outstanding — 1,000 shares	—	—
Paid-in capital	1,176	1,176
Retained earnings	574	573
Accumulated other comprehensive income	3	3
Total common stockholder's equity	1,753	1,752
Noncontrolling Interest	219	219
Total Stockholders' Equity	1,972	1,971
Total Liabilities and Stockholders' Equity	$5,564	$5,550
The accompanying notes as they relate to Southern Power are an integral part of these consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2015 vs. FIRST QUARTER 2014

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
During the first quarter 2015, Southern Power entered into agreements to acquire an approximately 299-MW wind facility located in Oklahoma, and approximately 199 MWs of additional solar facilities: the Decatur County and Butler Solar Projects, both located in Georgia. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Acquisitions" and "Construction Projects" herein for additional information.
To evaluate operating results and to ensure Southern Power's ability to meet its contractual commitments to customers, Southern Power focuses on several key performance indicators, including peak season equivalent forced outage rate (Peak Season EFOR), contract availability, and net income. Peak Season EFOR defines the hours during peak demand times when Southern Power's generating units are not available due to forced outages (a low metric is optimal). Contract availability measures the percentage of scheduled hours delivered. Net income is the primary measure of Southern Power's financial performance.
RESULTS OF OPERATIONS
Net Income
Net income attributable to Southern Power for the first quarter 2015 and 2014 was $33 million. Increases in depreciation and income taxes were offset by a decrease in purchased power expenses.
Wholesale Revenues – Non-Affiliates

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$(46)	(16.5)
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

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the changes in wholesale revenues from non-affiliates were as follows:

	First Quarter 2015
	(in millions)	(% change)
Wholesale Revenues – Non-Affiliates, prior year	$278
Change resulting from -
Capacity	(7)	(2.5)
Energy	(39)	(14.0)
Wholesale Revenues – Non-Affiliates, current year	$232	(16.5)%
The decrease in capacity was primarily the result of contract expirations. The decrease in energy revenues reflects a 20.8% decrease in the average price of energy and a 20.0% decrease in non-affiliate KWH sales for the first quarter 2015. This was primarily due to lower fuel revenues, reduced load, and contract expirations, partially offset by an increase in energy revenues from new solar PPAs.
Wholesale Revenues – Affiliates

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$42	58.3
Wholesale revenues from sales to affiliate companies will vary depending on demand and the availability and cost of generating resources at each company. Sales to affiliate companies that are not covered by PPAs are made in accordance with the IIC, as approved by the FERC.
Wholesale revenues from affiliates for the first quarter 2015 were $114 million compared to $72 million for the corresponding period in 2014. The increase was primarily the result of a $38 million increase in energy revenues from sales under the IIC as a result of lower natural gas prices.
Fuel and Purchased Power Expenses

	First Quarter 2015 vs. First Quarter 2014
	(change in millions)	(% change)
Fuel	$13	10.4
Purchased power – non-affiliates	(12)	(42.9)
Purchased power – affiliates	(19)	(65.5)
Total fuel and purchased power expenses	$(18)
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

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the first quarter 2015, total fuel and purchased power expenses were $164 million compared to $182 million for the corresponding period in 2014. The decrease was the result of a $97 million decrease in the average cost of fuel and purchased power primarily due to lower natural gas prices, partially offset by a $79 million net increase in the volume of KWHs generated and purchased primarily due to increased demand resulting from lower natural gas prices.
Fuel
In the first quarter 2015, fuel expense was $138 million compared to $125 million for the corresponding period in 2014. The increase was due to an 88.4% increase in the volume of KWHs generated primarily due to increased demand resulting from lower natural gas prices, partially offset by a 41.1% decrease in the average cost of natural gas per KWH generated.
Purchased Power
In the first quarter 2015, purchased power expense was $26 million compared to $57 million for the corresponding period in 2014. The decrease was the result of a 52.8% decrease in the volume of KWHs purchased and a 5.5% decrease in the average cost per KWH of purchased power primarily due to lower natural gas prices.
Other Operations and Maintenance Expenses

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$(1)	(1.9)
In the first quarter 2015, other operations and maintenance expenses were $52 million compared to $53 million for the corresponding period in 2014. The decrease was primarily due to a $7 million decrease as a result of lower outage costs, largely offset by a $6 million increase in expenses associated with labor, maintenance, support services, and new plants placed in service in 2014.
Depreciation and Amortization

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$8	15.7
In the first quarter 2015, depreciation and amortization was $59 million compared to $51 million for the corresponding period in 2014. The increase was primarily related to solar facilities placed in service in 2014.
Income Taxes

First Quarter 2015 vs. First Quarter 2014
(change in millions)	(% change)
$9	N/M
N/M – Not meaningful
In the first quarter 2015, income taxes were $12 million compared to $3 million for the corresponding period in 2014. The increase was primarily due to beneficial changes impacting 2014 state income taxes and higher pre-tax earnings in 2015, partially offset by increased federal income tax benefits related to ITCs in 2015.
See Note (G) to the Condensed Financial Statements herein for additional information.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Power's future earnings potential. The level of Southern Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Power's competitive wholesale business. These factors include: Southern Power's ability to achieve sales growth while containing costs; regulatory matters; creditworthiness of customers; total generating capacity available in Southern Power's market areas; the successful remarketing of capacity as current contracts expire; and Southern Power's ability to execute its acquisition and value creation strategy, including successfully expanding investments in renewable energy projects, and to construct generating facilities, including the impact of federal ITCs.
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
Acquisitions
During 2015, Southern Power Company acquired or contracted to acquire the following projects in accordance with its overall growth strategy, which are included in Southern Power's capital program estimates for 2015.
Kay County Wind Facility
On February 24, 2015, Southern Power Company, through its wholly-owned subsidiary Southern Renewable Energy, Inc., entered into a purchase agreement with Kay Wind Holdings, LLC, a wholly-owned subsidiary of Apex Clean Energy Holdings, LLC, the developer of the project, to acquire all of the outstanding membership interests of Kay Wind, LLC (Kay Wind) for approximately $492 million, with potential purchase price adjustments based on performance testing. Kay Wind is constructing and owns an approximately 299-MW wind facility in Kay County, Oklahoma. The wind facility is expected to begin commercial operation in late 2015, and the entire output of the facility is contracted under separate 20-year PPAs with Westar Energy, Inc. and Grand River Dam Authority. In March 2015, Kay Wind obtained the necessary financing for the construction of the facility, and the acquisition is expected to close in the fourth quarter 2015. The completion of the acquisition is subject to Kay Wind achieving certain construction and project milestones, and various other customary conditions to closing. The ultimate outcome of this matter cannot be determined at this time. See Note 2 to the financial statements of Southern Power in Item 8 of the Form 10-K for additional information.
Lost Hills-Blackwell Solar Facilities
On April 15, 2015, Southern Power Company, through its subsidiary Southern Renewable Partnerships, LLC (SRP), acquired 100% of the class A membership interests of Lost Hills Blackwell Holdings, LLC (Lost Hills Blackwell) from a wholly-owned subsidiary of First Solar, Inc. (First Solar), the developer of the project, for approximately $74 million. Concurrently, a wholly-owned subsidiary of First Solar acquired 100% of the class B membership interests of Lost Hills Blackwell for approximately $34 million. SRP and the class B member are entitled to 51% and 49%, respectively, of all cash distributions from Lost Hills Blackwell. In addition, Southern Power Company is

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

entitled to substantially all of the federal tax benefits with respect to the transaction. Lost Hills Blackwell constructed and owns the approximately 20-MW Lost Hills and the approximately 12-MW Blackwell solar facilities in Kern County, California. These solar facilities began commercial operation on April 17, 2015, and their entire output is contracted under PPAs, initially to the City of Roseville and then to Pacific Gas and Electric Company, that together extend approximately 29 years.
North Star Solar Facility
On April 30, 2015, Southern Power Company, through its subsidiary SRP, acquired 100% of the class A membership interests of NS Solar Holdings, LLC (North Star) from a wholly-owned subsidiary of First Solar, the developer of the project, for approximately $208 million. Concurrently, a wholly-owned subsidiary of First Solar acquired 100% of the class B membership interests of North Star for approximately $99 million. SRP and the class B member are entitled to 51% and 49%, respectively, of all cash distributions from North Star. In addition, Southern Power Company is entitled to substantially all of the federal tax benefits with respect to the transaction. North Star is constructing and owns the approximately 60-MW North Star solar facility in Fresno County, California, which is expected to begin commercial operation in June 2015. The entire output of the project is contracted under a 20-year PPA with Pacific Gas and Electric Company. The ultimate outcome of this matter cannot be determined at this time.
Construction Projects
During 2015, Southern Power Company commenced or plans to commence the following construction projects in accordance with its overall growth strategy, which are included in Southern Power's capital program estimates for 2015. The ultimate outcome of these matters cannot be determined at this time.
Decatur County Solar Projects
On February 19, 2015, Southern Power Company acquired all of the outstanding membership interests of Decatur Parkway Solar Project, LLC and Decatur County Solar Project, LLC from TradeWind Energy, Inc. as part of Southern Power's plans to build two solar photovoltaic facilities: the Decatur Parkway Solar Project and the Decatur County Solar Project. These two projects, approximately 80 MWs and 19 MWs, respectively, will be constructed on separate sites in Decatur County, Georgia. Construction of the Decatur Parkway Solar Project commenced in February 2015, while construction of the Decatur County Solar Project is expected to commence in June 2015. Both projects are expected to begin commercial operation in late 2015, and the entire output of each project is contracted to Georgia Power. The Decatur Parkway Solar Project is contracted under a 25-year PPA and the Decatur County Solar Project is contracted under a separate 20-year PPA. Construction costs incurred through March 31, 2015 were $32 million. The total estimated cost of the facilities is expected to be between $200 million and $220 million, which includes the acquisition price for all of the outstanding membership interests of Decatur Parkway Solar Project, LLC and Decatur County Solar Project, LLC from TradeWind Energy, Inc.
Butler Solar Project
On March 12, 2015, Southern Power Company entered into a purchase agreement with CERSM, LLC and Community Energy, Inc. to acquire all of the outstanding membership interests of Butler Solar LLC as part of Southern Power's plans to build an approximately 100-MW solar photovoltaic facility in Taylor County, Georgia. Construction of the project is expected to commence in July 2015, with commercial operation expected to begin in December 2016. The entire output of the project is contracted to Georgia Power under a 30-year PPA. The total estimated cost of the facility is expected to be between $220 million and $230 million, which includes the acquisition price for all of the outstanding membership interests of Butler Solar LLC from CERSM, LLC and Community Energy, Inc. The acquisition is expected to close later in May 2015, and is subject to customary conditions to closing.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pawpaw Solar Project
On April 22, 2015, Southern Power Company entered into a purchase agreement with Longview Solar, LLC to acquire all of the outstanding membership interests of LS – Pawpaw, LLC as part of Southern Power's plans to build an approximately 30-MW solar photovoltaic facility in Taylor County, Georgia. Construction of the project is expected to commence in June 2015, with commercial operation expected to begin in December 2015. The entire output of the project is contracted to Georgia Power under a 30-year PPA. The total estimated cost of the facility is expected to be between $65 million and $75 million, which includes the acquisition price for all of the outstanding membership interests of LS – Pawpaw, LLC from Longview Solar, LLC. The acquisition is expected to close later in May 2015, and is subject to customary conditions to closing.
Power Sales Agreements
See BUSINESS – "The Southern Company System – Southern Power" in Item 1 of the Form 10-K for additional information regarding Southern Power's PPAs with investor-owned utilities, independent power purchasers, municipalities, and electric cooperatives.
Taking into account the PPAs and capacity from the acquisitions and construction projects discussed herein, together with various new PPAs relating to Southern Power's existing fleet, the coverage ratio of its available capacity for the next five years and the next 10 years has not changed materially as of March 31, 2015 from the period ended December 31, 2014.
FERC Matters
Southern Power has authority from the FERC to sell electricity at market-based rates. Since 2008, that authority, for certain balancing authority areas, has been conditioned on compliance with the requirements of an energy auction, which the FERC found to be tailored mitigation that addresses potential market power concerns. In accordance with FERC regulations governing such authority, the traditional operating companies and Southern Power filed a triennial market power analysis on June 30, 2014, which included continued reliance on the energy auction as tailored mitigation. On April 27, 2015, the FERC issued an order finding that the traditional operating companies' and Southern Power's existing tailored mitigation may not effectively mitigate the potential to exert market power in certain areas served by the traditional operating companies and in some adjacent areas. To retain market-based rate authority, the FERC has directed the traditional operating companies and Southern Power, within 60 days, to show why market-based rate authority should not be revoked in these areas or to provide a mitigation plan to further address market power concerns. Southern Power is evaluating the order. The ultimate outcome of this matter cannot be determined at this time.
Other Matters
Southern Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Southern Power is subject to certain claims and legal actions arising in the ordinary course of business. Southern Power's business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as air quality and water standards, has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued ASC 606, Revenue from Contracts with Customers. ASC 606 revises the accounting for revenue recognition. On April 29, 2015, the FASB issued an exposure draft proposing the standard be effective for fiscal years beginning after December 15, 2017. Southern Power continues to evaluate the requirements of ASC 606. The ultimate impact of the new standard has not yet been determined.
On February 18, 2015, the FASB issued Accounting Standards Update (ASU) 2015-02, Amendments to the Consolidation Analysis, which makes certain changes to both the variable interest model and the voting model, including changes to the identification of variable interests, the variable interest entity characteristics for a limited partnership or similar entity, and the primary beneficiary determination. This ASU is effective for fiscal years beginning after December 15, 2015. Southern Power is currently evaluating these requirements. The ultimate impact of this ASU has not yet been determined.
On April 7, 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and is effective for fiscal years beginning after December 15, 2015. Southern Power currently reflects unamortized debt issuance costs in other deferred charges and assets – non-affiliated on its balance sheet. Upon adoption, the reclassification will not have a material impact on the results of operations, financial position, or cash flows of Southern Power.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Power's financial condition remained stable at March 31, 2015. Southern Power intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements as needed to meet future capital and liquidity needs. See "Sources of Capital" herein for additional information on lines of credit.
Net cash used for operating activities totaled $19 million for the first three months of 2015, a change of $129 million as compared to $110 million of net cash provided from operating activities for the first three months of 2014. The decrease in cash provided from operating activities was primarily due to an increase in unutilized federal ITCs created during the 2014 tax year that were repaid in the first three months of 2015 primarily due to bonus depreciation, as well as a reduction in accounts payable. The federal ITCs carried forward are expected to be utilized during the 2015 tax year. Net cash used for investing activities totaled $38 million for the first three months of 2015 primarily due to expenditures related to the construction of new solar facilities and payments pursuant to long-term service agreements. Net cash provided from financing activities totaled $5 million for the first three months of 2015 primarily due to the issuance of commercial paper, partially offset by the payment of common stock dividends. Fluctuations in cash flow from financing activities vary year to year based on capital needs and the

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

maturity or redemption of securities.
Significant balance sheet changes for the first three months of 2015 include a $37 million increase in CWIP primarily due to the construction of the Decatur County solar projects. Other significant changes include a $54 million change in accumulated deferred income taxes, net of current deferred income tax items, primarily as a result of the timing and amount of ITCs utilized, partially offset by property related changes. Southern Power Company's notes payable for commercial paper increased by $38 million.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Power in Item 7 of the Form 10-K for a description of Southern Power's capital requirements for its construction program, scheduled maturities of long-term debt, as well as the related interest, leases, derivative obligations, purchase commitments, and unrecognized tax benefits. Approximately $525 million will be required to fund maturities of long-term debt due July 15, 2015. There are no other scheduled maturities of long-term debt through March 31, 2016.
The capital program is subject to periodic review and revision. These amounts include estimates for potential plant acquisitions and new construction as well as ongoing capital improvements and work to be performed under long-term service agreements. Planned expenditures for plant acquisitions may vary materially due to market opportunities and Southern Power's ability to execute its growth strategy. Capital expenditures of Southern Power are currently estimated to be approximately $1.4 billion for 2015, which includes approximately $1.3 billion for acquisitions and/or construction of new generating facilities. See Note (I) to the Condensed Financial Statements herein for additional information. Actual capital costs may vary from these estimates because of changes in factors such as: business conditions; environmental statutes and regulations; FERC rules and regulations; load projections; legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital.
Sources of Capital
Southern Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from operating cash flows, short-term debt, securities issuances, term loans, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" of Southern Power in Item 7 of the Form 10-K for additional information.
As of March 31, 2015, Southern Power's current liabilities exceeded current assets by $318 million due to the long-term debt maturing in 2015 and the use of short-term debt as a funding source, as well as cash needs, which can fluctuate significantly due to the seasonality of the business. In 2015, Southern Power expects to utilize the capital markets and commercial paper markets as the source of funds for the majority of its maturities.
To meet liquidity and capital resource requirements, Southern Power had at March 31, 2015 cash and cash equivalents of approximately $23 million and Southern Power Company had a committed credit facility of $500 million (Facility) expiring in 2018, of which $488 million is unused.
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

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Southern Power Company's commercial paper program is used to finance acquisition and construction costs related to electric generating facilities and for general corporate purposes.
Details of short-term borrowings were as follows:

	Commercial Paper at the End of the Period		Commercial Paper During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
March 31, 2015:	$233	0.6%	$156	0.5%	$234
(*) Average and maximum amounts are based upon daily balances during the three-month period ended March 31, 2015.
Southern Power believes the need for working capital can be adequately met by utilizing the commercial paper program, the Facility, and operating cash flows.
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
The maximum potential collateral requirements under these contracts at March 31, 2015 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and Baa2	$9
At BBB- and/or Baa3	310
Below BBB- and/or Baa3	1,077
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
In addition, Southern Power has a PPA that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power Company's credit. The PPA requires credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses, if any, resulting from a credit downgrade.
Financing Activities
Southern Power did not issue or redeem any securities during the three months ended March 31, 2015.
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
The condensed quarterly financial statements of each registrant included herein have been prepared by such registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2014 have been derived from the audited financial statements of each registrant. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the three-month periods ended March 31, 2015 and 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
Certain prior year data presented in the financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the results of operations, financial position, or cash flows of any registrant.
On February 6, 2015, Gulf Power announced plans to retire its coal-fired generation at Plant Smith Units 1 and 2 (357 MWs) by March 31, 2016. In connection with this retirement, Gulf Power reclassified the net carrying value of these units from plant in service, net of depreciation, to other utility plant, net at March 31, 2015. Gulf Power expects to recover through its rates the remaining book value of the retired units and certain costs associated with the retirements; however, recovery will be considered by the Florida PSC in future rate proceedings.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued ASC 606, Revenue from Contracts with Customers. ASC 606 revises the accounting for revenue recognition. On April 29, 2015, the FASB issued an exposure draft proposing the standard be effective for fiscal years beginning after December 15, 2017. The registrants continue to evaluate the requirements of ASC 606. The ultimate impact of the new standard has not yet been determined.
On February 18, 2015, the FASB issued Accounting Standards Update (ASU) 2015-02, Amendments to the Consolidation Analysis, which makes certain changes to both the variable interest model and the voting model, including changes to the identification of variable interests, the variable interest entity characteristics for a limited partnership or similar entity, and the primary beneficiary determination. This ASU is effective for fiscal years beginning after December 15, 2015. Southern Power is currently evaluating these requirements. The ultimate impact of this ASU on Southern Power has not yet been determined.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

On April 7, 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and is effective for fiscal years beginning after December 15, 2015. Southern Company currently reflects unamortized debt issuance costs in unamortized debt issuance expense on its balance sheet. The traditional operating companies and Southern Power currently reflect unamortized debt issuance costs in other deferred charges and assets on their balance sheets. Upon adoption, the reclassification will not have a material impact on the results of operations, financial position, or cash flows of any registrant.
Asset Retirement Obligations
See Note 1 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power under "Asset Retirement Obligations and Other Costs of Removal" in Item 8 of the Form 10-K for additional information regarding the EPA's regulation of CCR.
On April 17, 2015, the EPA published the Disposal of Coal Combustion Residuals from Electric Utilities final rule (CCR Rule) in the Federal Register, setting October 14, 2015 as the effective date of the CCR Rule. The ultimate impact of the CCR Rule cannot be determined at this time and will depend on the traditional operating companies' ongoing review of the CCR Rule, the results of initial and ongoing minimum criteria assessments, and the outcome of legal challenges.
In the second quarter 2015, Southern Company and the traditional operating companies expect to record incremental asset retirement obligations (ARO) related to the CCR Rule in amounts currently estimated to fall within the following ranges:

	Low	High
	(in millions)
Southern Company	$525	$575
Alabama Power	$330	$350
Georgia Power	$10	$20
Gulf Power	$70	$80
Mississippi Power	$75	$85

(B)	CONTINGENCIES AND REGULATORY MATTERS
See Note 3 to the financial statements of the registrants in Item 8 of the Form 10-K for information relating to various lawsuits, other contingencies, and regulatory matters.
General Litigation Matters
Each registrant is subject to certain claims and legal actions arising in the ordinary course of business. In addition, business activities of Southern Company's subsidiaries are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as air quality and water standards, has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Environmental Matters
New Source Review Actions
As part of a nationwide enforcement initiative against the electric utility industry which began in 1999, the EPA brought civil enforcement actions in federal district court against Alabama Power and Georgia Power alleging violations of the New Source Review (NSR) provisions of the Clean Air Act at certain coal-fired electric generating units, including units co-owned by Gulf Power and Mississippi Power. These civil actions seek penalties and injunctive relief, including orders requiring installation of the best available control technologies at the affected units. The case against Georgia Power (including claims related to a unit co-owned by Gulf Power) has been administratively closed in the U.S. District Court for the Northern District of Georgia since 2001. The case against Alabama Power (including claims involving a unit co-owned by Mississippi Power) has been actively litigated in the U.S. District Court for the Northern District of Alabama, resulting in a settlement in 2006 of the alleged NSR violations at Plant Miller; voluntary dismissal of certain claims by the EPA; and a grant of summary judgment for Alabama Power on all remaining claims and dismissal of the case with prejudice in 2011. In 2013, the U.S. Court of Appeals for the Eleventh Circuit affirmed in part and reversed in part the 2011 judgment in favor of Alabama Power, and the case has been transferred back to the U.S. District Court for the Northern District of Alabama for further proceedings.
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
Georgia Power's environmental remediation liability as of March 31, 2015 was $27 million. Georgia Power has been designated or identified as a potentially responsible party (PRP) at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), including a site in Brunswick, Georgia on the CERCLA National Priorities List. The parties have completed the removal of wastes from the Brunswick site as ordered by the EPA. Additional cleanup and claims for recovery of natural resource damages at this site or for the assessment and potential cleanup of other sites are anticipated.
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
In addition to the EPA's action at this site, Georgia Power, along with many other parties, was sued in a private action by several existing PRPs for cost recovery related to the removal action. In 2013, the U.S. District Court for

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

the Eastern District of North Carolina Western Division granted Georgia Power's summary judgment motion ruling that Georgia Power has no liability in the private action. On March 20, 2015, the U.S. Court of Appeals for the Fourth Circuit affirmed the lower court's ruling. The plaintiffs may seek review by the U.S. Supreme Court.
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
Gulf Power's environmental remediation liability includes estimated costs of environmental remediation projects of approximately $47 million as of March 31, 2015. These estimated costs primarily relate to site closure criteria by the Florida Department of Environmental Protection (FDEP) for potential impacts to soil and groundwater from herbicide applications at Gulf Power substations. The schedule for completion of the remediation projects is subject to FDEP approval. The projects have been approved by the Florida PSC for recovery through Gulf Power's environmental cost recovery clause; therefore, these liabilities have no impact on net income.
In 2003, Mississippi Power and numerous other entities were designated by the Texas Commission on Environmental Quality (TCEQ) as PRPs at a site that was owned by an electric transformer company that handled Mississippi Power's transformers. The TCEQ approved the final site remediation plan in 2013 and, in March 2014, the impacted utilities, including Mississippi Power, agreed to commence remediation actions on the site. Mississippi Power's environmental remediation liability was $0.5 million as of March 31, 2015 and is expected to be recovered through the ECO Plan.
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
In December 2014, the Court of Federal Claims entered a judgment in favor of Georgia Power and Alabama Power in the second spent nuclear fuel lawsuit seeking damages for the period from January 1, 2005 through December 31, 2010. Georgia Power recovered approximately $18 million, based on its ownership interests, and Alabama Power recovered approximately $26 million. The judgment amounts were paid on March 19, 2015. In March 2015, Georgia Power credited the award to accounts where the original costs were charged and reduced rate base, fuel, and cost of service for the benefit of customers. The final outcome of this matter for Alabama Power cannot be determined at this time; however, no material impact on Southern Company's or Alabama Power's net income is expected as the damage amounts collected from the government are expected to be used for the benefit of customers.
In March 2014, Alabama Power and Georgia Power filed additional lawsuits against the U.S. government for the costs of continuing to store spent nuclear fuel at Plants Farley and Hatch and Plant Vogtle Units 1 and 2 for the period from January 1, 2011 through December 31, 2013. The damage period was subsequently extended to December 31, 2014. Damages will continue to accumulate until the issue is resolved or storage is provided. No amounts have been recognized in the financial statements as of March 31, 2015 for any potential recoveries from

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

the additional lawsuits. The final outcome of these matters cannot be determined at this time; however, no material impact on Southern Company's, Alabama Power's, or Georgia Power's net income is expected.
FERC Matters
Municipal and Rural Associations Tariff
See Note 3 to the financial statements of Mississippi Power under "FERC Matters" in Item 8 of the Form 10-K for additional information regarding a settlement agreement entered into by Mississippi Power regarding the establishment of a regulatory asset for Kemper IGCC-related costs. See Note 3 to the financial statements of Southern Company and Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and "Integrated Coal Gasification Combined Cycle" herein for information regarding Mississippi Power's construction of the Kemper IGCC.
On March 31, 2015, Mississippi Power reached a settlement agreement with its wholesale customers and filed a request with the FERC to forgo the Municipal and Rural Associations cost-based electric tariff increase reflected in the filing by, among other things, increasing the accrual of AFUDC in lieu of including CWIP in rate base. The settlement agreement, if accepted by the FERC, provides that the additional accrual of AFUDC is effective April 1, 2015. The additional resulting AFUDC is projected to be approximately $12 million annually, of which $9 million relates to the Kemper IGCC. In addition, a settlement agreement entered into in 2014 and approved by the FERC allowed for an adjustment to the wholesale revenue requirement in the event the Kemper IGCC, or any substantial portion thereof, was placed in service before or after December 1, 2014. A regulatory asset account was recorded as a result of a portion of the Kemper IGCC being placed in service prior to the projected date. The March 31, 2015 settlement agreement provides that the regulatory asset will be amortized over nine months, beginning April 1, 2015. The ultimate outcome of this matter cannot be determined at this time.
Market-Based Rate Authority
The traditional operating companies and Southern Power have authority from the FERC to sell electricity at market-based rates. Since 2008, that authority, for certain balancing authority areas, has been conditioned on compliance with the requirements of an energy auction, which the FERC found to be tailored mitigation that addresses potential market power concerns. In accordance with FERC regulations governing such authority, the traditional operating companies and Southern Power filed a triennial market power analysis on June 30, 2014, which included continued reliance on the energy auction as tailored mitigation. On April 27, 2015, the FERC issued an order finding that the traditional operating companies' and Southern Power's existing tailored mitigation may not effectively mitigate the potential to exert market power in certain areas served by the traditional operating companies and in some adjacent areas. To retain market-based rate authority, the FERC has directed the traditional operating companies and Southern Power, within 60 days, to show why market-based rate authority should not be revoked in these areas or to provide a mitigation plan to further address market power concerns. The traditional operating companies and Southern Power are evaluating the order. The ultimate outcome of this matter cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Retail Regulatory Matters
Alabama Power
See Note 3 to the financial statements of Southern Company and Alabama Power under "Retail Regulatory Matters – Alabama Power" and "Retail Regulatory Matters," respectively, in Item 8 of the Form 10-K for additional information regarding Alabama Power's recovery of retail costs through various regulatory clauses and accounting orders. The recovery balance of each regulatory clause follows:

Regulatory Clause	Balance Sheet Line Item	March 31, 2015	December 31, 2014
		(in millions)
Rate CNP Compliance – Under*	Deferred under recovered regulatory clause revenues	$25	$2
	Under recovered regulatory clause revenues, current	16	47
Rate CNP PPA – Under	Deferred under recovered regulatory clause revenues	62	29
	Under recovered regulatory clause revenues, current	—	27
Retail Energy Cost Recovery – Over	Deferred over recovered regulatory clause revenues	81	47
Natural Disaster Reserve	Other regulatory liabilities, deferred	82	84
* Formerly Known As Rate CNP Environmental
Rate CNP
In March 2015, the Emerging Issues Task Force unanimously recommended to allow the normal purchases and normal sales exception for physical forward transactions in nodal energy markets. The FASB proposed new accounting guidance reflecting the recommendation on April 23, 2015. This guidance is subject to a public comment period before the FASB issues a final accounting standard. The ultimate outcome of this matter cannot be determined at this time.
Rate CNP Compliance (Formerly Known As Rate CNP Environmental)
See Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Alabama Power – Rate CNP" and " – Non-Environmental Federal Mandated Costs Accounting Order" and of Alabama Power under "Retail Regulatory Matters – Rate CNP" and " – Non-Environmental Federal Mandated Costs Accounting Order" in Item 8 of the Form 10-K for additional information regarding Alabama Power's development of a revised cost recovery mechanism.
On March 3, 2015, the Alabama PSC approved a modification to Rate CNP Environmental to include compliance costs for both environmental and non-environmental mandates. The recoverable non-environmental compliance costs result from laws, regulations, and other mandates directed at the utility industry involving the security, reliability, safety, sustainability, or similar considerations impacting Alabama Power's facilities or operations. This modification to Rate CNP Environmental was effective March 20, 2015 with the revised rate now defined as Rate CNP Compliance. Alabama Power incurred $14 million of non-environmental compliance costs during the first quarter 2015 and will be limited to recovery of $50 million for the year. Customer rates will not be impacted before January 2016; therefore, the modification will increase the under-recovered position for Rate CNP Compliance during the year.
Georgia Power
Integrated Resource Plan
See Note 3 to the financial statements of Southern Company and Georgia Power under "Retail Regulatory Matters – Georgia Power – Integrated Resource Plans" and "Retail Regulatory Matters – Integrated Resource Plans," respectively, in Item 8 of the Form 10-K for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

To comply with the April 16, 2015 effective date of the MATS rule, Plant Branch Units 1, 3, and 4 (1,266 MWs), Plant Yates Units 1 through 5 (579 MWs), and Plant McManus Units 1 and 2 (122 MWs) were retired on April 15, 2015. In addition, operations were discontinued at Plant Mitchell Unit 3 (155 MWs) and its decertification will be requested in connection with the triennial Integrated Resource Plan in 2016. The switch to natural gas as the primary fuel is complete at Plant Yates Unit 7 and is underway at Plant Yates Unit 6. Plant Yates Unit 7 was returned to service on May 4, 2015 and Plant Yates Unit 6 is expected to return to service in mid-2015.
Fuel Cost Recovery
See Note 3 to the financial statements of Southern Company and Georgia Power under "Retail Regulatory Matters – Georgia Power – Fuel Cost Recovery" and "Retail Regulatory Matters – Fuel Cost Recovery," respectively, in Item 8 of the Form 10-K for additional information.
As of March 31, 2015, Georgia Power's under recovered fuel balance totaled $151 million and is included in current assets and other deferred charges and assets on Southern Company's and Georgia Power's Condensed Balance Sheets herein. As of December 31, 2014, Georgia Power's under recovered fuel balance totaled $199 million and is included in current assets and other deferred charges and assets on Southern Company's and Georgia Power's Condensed Balance Sheets herein. On January 20, 2015, the Georgia PSC approved the deferral of Georgia Power's next fuel case filing until at least June 30, 2015.
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
In 2008, Georgia Power, acting for itself and as agent for the Vogtle Owners, entered into an agreement (Vogtle 3 and 4 Agreement) with the Contractor, pursuant to which the Contractor agreed to design, engineer, procure, construct, and test Plant Vogtle Units 3 and 4. Under the terms of the Vogtle 3 and 4 Agreement, the Vogtle Owners agreed to pay a purchase price that is subject to certain price escalations and adjustments, including fixed escalation amounts and index-based adjustments, as well as adjustments for change orders, and performance bonuses for early completion and unit performance. The Vogtle 3 and 4 Agreement also provides for liquidated damages upon the Contractor's failure to fulfill the schedule and performance guarantees. The Contractor's liability to the Vogtle Owners for schedule and performance liquidated damages and warranty claims is subject to a cap. In addition, the Vogtle 3 and 4 Agreement provides for limited cost sharing by the Vogtle Owners for Contractor costs under certain conditions (which have not occurred), with maximum additional capital costs under this provision attributable to Georgia Power (based on Georgia Power's ownership interest) of approximately $114 million. Each Vogtle Owner is severally (and not jointly) liable for its proportionate share, based on its ownership interest, of all amounts owed to the Contractor under the Vogtle 3 and 4 Agreement. Georgia Power's proportionate share is 45.7%.
Certain payment obligations of Westinghouse and CB&I Stone & Webster, Inc. (formerly known as Stone & Webster, Inc.) under the Vogtle 3 and 4 Agreement are guaranteed by Toshiba Corporation and The Shaw Group Inc. (a subsidiary of Chicago Bridge & Iron Company, N.V.), respectively. In the event of certain credit rating downgrades of any Vogtle Owner, such Vogtle Owner will be required to provide a letter of credit or other credit enhancement. The Vogtle Owners may terminate the Vogtle 3 and 4 Agreement at any time for their convenience, provided that the Vogtle Owners will be required to pay certain termination costs. The Contractor may terminate the Vogtle 3 and 4 Agreement under certain circumstances, including certain Vogtle Owner suspension or delays of

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

work, action by a governmental authority to permanently stop work, certain breaches of the Vogtle 3 and 4 Agreement by the Vogtle Owners, Vogtle Owner insolvency, and certain other events.
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
In 2012, the Vogtle Owners and the Contractor began negotiations regarding the costs associated with design changes to the DCD and the delays in the timing of approval of the DCD and issuance of the COLs, including the assertion by the Contractor that the Vogtle Owners are responsible for these costs under the terms of the Vogtle 3 and 4 Agreement. Also in 2012, Georgia Power and the other Vogtle Owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia seeking a declaratory judgment that the Vogtle Owners are not responsible for these costs. In 2012, the Contractor also filed suit against Georgia Power and the other Vogtle Owners in the U.S. District Court for the District of Columbia alleging the Vogtle Owners are responsible for these costs. In 2013, the U.S. District Court for the District of Columbia dismissed the Contractor's suit, ruling that the proper venue is the U.S. District Court for the Southern District of Georgia. On March 10, 2015, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the District Court's decision. The portion of additional costs claimed by the Contractor in its initial complaint that would be attributable to Georgia Power (based on Georgia Power's ownership interest) is approximately $425 million (in 2008 dollars). The Contractor also asserted it is entitled to extensions of the guaranteed substantial completion dates of April 2016 and April 2017 for Plant Vogtle Units 3 and 4, respectively. In May 2014, the Contractor filed an amended counterclaim to the suit pending in the U.S. District Court for the Southern District of Georgia alleging that (i) the design changes to the DCD imposed by the NRC delayed module production and the impacts to the Contractor are recoverable by the Contractor under the Vogtle 3 and 4 Agreement and (ii) the changes to the basemat rebar design required by the NRC caused additional costs and delays recoverable by the Contractor under the Vogtle 3 and 4 Agreement. The Contractor did not specify in its amended counterclaim the amounts relating to these new allegations; however, the Contractor has subsequently asserted related minimum damages (based on Georgia Power's ownership interest) of $113 million. The Contractor may from time to time continue to assert that it is entitled to additional payments with respect to these allegations, any of which could be substantial. Georgia Power has not agreed to the proposed cost or to any changes to the guaranteed substantial completion dates or that the Vogtle Owners have any responsibility for costs related to these issues. Litigation is ongoing and Georgia Power intends to vigorously defend the positions of the Vogtle Owners. Georgia Power also expects negotiations with the Contractor to continue with respect to cost and schedule. During such negotiations the parties may reach a mutually acceptable compromise of their positions.
Georgia Power is required to file semi-annual VCM reports with the Georgia PSC by February 28 and August 31 each year. If the projected certified construction capital costs to be borne by Georgia Power increase by 5% or the projected in-service dates are significantly extended, Georgia Power is required to seek an amendment to the Plant Vogtle Units 3 and 4 certificate from the Georgia PSC. Georgia Power's eighth VCM report filed in 2013 requested an amendment to the certificate to increase the estimated in-service capital cost of Plant Vogtle Units 3 and 4 from $4.4 billion to $4.8 billion and to extend the estimated in-service dates to the fourth quarter 2017 and the fourth quarter 2018 for Plant Vogtle Units 3 and 4, respectively. In 2013, the Georgia PSC approved a stipulation (2013 Stipulation) entered into by Georgia Power and the Georgia PSC staff to waive the requirement to amend the Plant Vogtle Units 3 and 4 certificate, until the completion of Plant Vogtle Unit 3, or earlier if deemed appropriate by the Georgia PSC and Georgia Power. The Georgia PSC has approved eleven VCM reports covering the periods through June 30, 2014, including construction capital costs incurred, which through that date totaled $2.8 billion.
On January 29, 2015, Georgia Power announced it was notified by the Contractor of the Contractor's revised forecast for completion of Plant Vogtle Units 3 and 4, which would incrementally delay the previously disclosed estimated in-service dates by 18 months (from the fourth quarter of 2017 to the second quarter of 2019 for Unit 3 and from the fourth quarter of 2018 to the second quarter of 2020 for Unit 4).

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Georgia Power does not believe that the Contractor's revised forecast reflects all efforts that may be possible to mitigate the Contractor's delay. In addition, Georgia Power believes that, pursuant to the Vogtle 3 and 4 Agreement, the Contractor is responsible for the Contractor's costs related to the Contractor's delay (including any related construction and mitigation costs, which could be material) and that the Vogtle Owners are entitled to recover liquidated damages for the Contractor's delay beyond the guaranteed substantial completion dates of April 2016 and April 2017 for Plant Vogtle Units 3 and 4, respectively. Consistent with the Contractor's position in the pending litigation described above, Georgia Power expects the Contractor to contest any claims for liquidated damages and to assert that the Vogtle Owners are responsible for additional costs related to the Contractor's delay.
On February 27, 2015, Georgia Power filed its twelfth VCM report with the Georgia PSC covering the period from July 1 through December 31, 2014, which requested approval for an additional $0.2 billion of construction capital costs incurred during that period. The twelfth VCM report also reflected the Contractor's revised forecast for completion of Plant Vogtle Units 3 and 4 as well as additional estimated owner-related costs, which include approximately $10 million per month expected to result from the Contractor's proposed 18-month delay, including property taxes, oversight costs, compliance costs, and other operational readiness costs. No Contractor costs related to the Contractor's proposed 18-month delay were included in the twelfth VCM report. Additionally, while Georgia Power has not agreed to any change to the guaranteed substantial completion dates, the twelfth VCM report included a requested amendment (Requested Amendment) to the Plant Vogtle Units 3 and 4 certificate to reflect the Contractor's revised forecast, to include the estimated owner's costs associated with the proposed 18-month Contractor delay, and to increase the estimated total in-service capital cost of Plant Vogtle Units 3 and 4 to $5.0 billion.
Georgia Power will continue to incur financing costs of approximately $30 million per month until Plant Vogtle Units 3 and 4 are placed in service. The twelfth VCM report estimated financing costs during the construction period to total approximately $2.5 billion.
On April 15, 2015, the Georgia PSC issued a procedural order in connection with the twelfth VCM report. Pursuant to this order, the Georgia PSC deemed the Requested Amendment unnecessary and withdrawn until the completion of construction of Plant Vogtle Unit 3 consistent with the 2013 Stipulation. The Georgia PSC recognized that the certified cost and the 2013 Stipulation do not constitute a cost recovery cap. In accordance with the Georgia Integrated Resource Planning Act, any costs incurred by Georgia Power in excess of the certified amount will be included in rate base, provided Georgia Power shows the costs to be reasonable and prudent. Financing costs up to the certified amount will be collected through the NCCR tariff until the units are placed in service, while financing costs on any construction-related costs in excess of the $4.4 billion certified amount are expected to be recovered through AFUDC.
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
As construction continues, the risk remains that ongoing challenges with Contractor performance including additional challenges in its fabrication, assembly, delivery, and installation of the shield building and structural modules, delays in the receipt of the remaining permits necessary for the operation of Plant Vogtle Units 3 and 4, or other issues could arise and may further impact project schedule and cost. In addition, the IRS allocated production tax credits to each of Plant Vogtle Units 3 and 4, which require the applicable unit to be placed in service before 2021.
Additional claims by the Contractor or Georgia Power (on behalf of the Vogtle Owners) are also likely to arise throughout construction. These claims may be resolved through formal and informal dispute resolution procedures under the Vogtle 3 and 4 Agreement, but also may be resolved through litigation.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The ultimate outcome of these matters cannot be determined at this time.
Gulf Power
Retail Base Rate Case
See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Retail Base Rate Case" in Item 8 of the Form 10-K for additional information.
In December 2013, the Florida PSC approved a settlement agreement that provides Gulf Power may reduce depreciation expense and record a regulatory asset up to $62.5 million between January 2014 and June 2017. In any given month, such depreciation expense reduction may not exceed the amount necessary for the ROE, as reported to the Florida PSC monthly, to reach the midpoint of the authorized retail ROE range then in effect. Gulf Power recognized a $19.6 million reduction in depreciation expense in the first three months of 2015.
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

Recovery Clause	Balance Sheet Location	March 31, 2015	December 31, 2014
		(in millions)
Fuel Cost Recovery – Under	Under recovered regulatory clause revenues	$32	$40
Purchased Power Capacity Recovery – Under	Under recovered regulatory clause revenues	3	—
Environmental Cost Recovery – Under	Under recovered regulatory clause revenues	12	10
Energy Conservation Cost Recovery – Under	Under recovered regulatory clause revenues	1	3
Mississippi Power
Performance Evaluation Plan
See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters – Performance Evaluation Plan" in Item 8 of the Form 10-K for additional information regarding Mississippi Power's base rates.
On March 17, 2015, Mississippi Power submitted its annual PEP lookback filing for 2014, which indicated no surcharge or refund. On March 26, 2015, the Mississippi PSC suspended the filing to allow more time for review.
The ultimate outcome of this matter cannot be determined at this time.
System Restoration Rider
See Note 1 to the financial statements of Mississippi Power under "Provision for Property Damage" in Item 8 of the Form 10-K for additional information.
On February 2, 2015, Mississippi Power submitted its 2015 System Restoration Rider (SRR) rate filing with the Mississippi PSC, which proposed that the 2015 SRR rate remain level at zero and Mississippi Power be allowed to accrue $3 million to the property damage reserve in 2015. On March 3, 2015, the Mississippi PSC suspended the filing to allow more time for review.
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
In 2012, the Mississippi PSC approved Mississippi Power's request for a CPCN to construct scrubbers on Plant Daniel Units 1 and 2, which are scheduled to be placed in service in September and November 2015, respectively. These units are jointly owned by Mississippi Power and Gulf Power, with 50% ownership each. The estimated total cost of the project is approximately $660 million, with Mississippi Power's portion being $330 million, excluding AFUDC. Mississippi Power's portion of the cost is expected to be recovered through the ECO Plan following the scheduled completion of the project in December 2015. As of March 31, 2015, total project expenditures were $570 million, of which Mississippi Power's portion was $290 million, excluding AFUDC of $22 million.
On February 25, 2015, Mississippi Power submitted its annual ECO filing for 2015, which indicated an annual increase in revenues of approximately $8 million. The filing is under review by the Mississippi PSC.
The ultimate outcome of these matters cannot be determined at this time.
Fuel Cost Recovery
See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters – Fuel Cost Recovery" in Item 8 of the Form 10-K for information regarding Mississippi Power's fuel cost recovery.
At March 31, 2015, the amount of over-recovered retail fuel costs included on Mississippi Power's Condensed Balance Sheet herein was $15 million compared to under-recovered retail fuel costs of $2 million at December 31, 2014.
Ad Valorem Tax Adjustment
See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters – Ad Valorem Tax Adjustment" in Item 8 of the Form 10-K for additional information.
On April 23, 2015, Mississippi Power filed its annual ad valorem tax adjustment factor filing for 2015, which requested an annual rate decrease of 0.35%, or $2 million in annual retail revenues, primarily due to a decrease in average millage rates.
The ultimate outcome of this matter cannot be determined at this time.
Integrated Coal Gasification Combined Cycle
See Note 3 to the financial statements of Southern Company and Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K for information regarding Mississippi Power's construction of the Kemper IGCC.
Kemper IGCC Overview
Construction of Mississippi Power's Kemper IGCC is nearing completion and start-up activities will continue until the Kemper IGCC is placed in service. The Kemper IGCC will utilize an IGCC technology with an output capacity of 582 MWs. The Kemper IGCC will be fueled by locally mined lignite (an abundant, lower heating value coal) from a mine owned by Mississippi Power and situated adjacent to the Kemper IGCC. The mine, operated by North American Coal Corporation, started commercial operation in 2013. In connection with the Kemper IGCC, Mississippi Power constructed and plans to operate approximately 61 miles of CO2 pipeline infrastructure for the planned transport of captured CO2 for use in enhanced oil recovery.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Kemper IGCC Schedule and Cost Estimate
In 2012, the Mississippi PSC issued the 2012 MPSC CPCN Order, a detailed order confirming the CPCN originally approved by the Mississippi PSC in 2010 authorizing the acquisition, construction, and operation of the Kemper IGCC.
The certificated cost estimate of the Kemper IGCC included in the 2012 MPSC CPCN Order was $2.4 billion, net of $245 million of grants awarded to the Kemper IGCC project by the DOE under the Clean Coal Power Initiative Round 2 (DOE Grants) and excluding the cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, and AFUDC related to the Kemper IGCC. The 2012 MPSC CPCN Order approved a construction cost cap of up to $2.88 billion, with recovery of prudently-incurred costs subject to approval by the Mississippi PSC. The Kemper IGCC was originally projected to be placed in service in May 2014. Mississippi Power placed the combined cycle and the associated common facilities portion of the Kemper IGCC in service using natural gas in August 2014 and continues to focus on completing the remainder of the Kemper IGCC, including the gasifier and the gas clean-up facilities, for which the in-service date is currently expected to occur in the first half of 2016. Recovery of the Kemper IGCC costs subject to the cost cap and the cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, AFUDC, and certain general exceptions, including change of law, force majeure, and beneficial capital (which exists when Mississippi Power demonstrates that the purpose and effect of the construction cost increase is to produce efficiencies that will result in a neutral or favorable effect on customers relative to the original proposal for the CPCN) (Cost Cap Exceptions) remain subject to review and approval by the Mississippi PSC. Mississippi Power's Kemper IGCC 2010 project estimate, current cost estimate (which includes the impacts of the Mississippi Supreme Court's (Court) decision), and actual costs incurred as of March 31, 2015, as adjusted for the Court's decision, are as follows:

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Cost Category	2010 Project Estimate(f)	Current Estimate	Actual Costs at March 31, 2015
	(in billions)
Plant Subject to Cost Cap(a)	$2.40	$4.94	$4.37
Lignite Mine and Equipment	0.21	0.23	0.23
CO2 Pipeline Facilities	0.14	0.11	0.10
AFUDC(b)(c)	0.17	0.64	0.48
Combined Cycle and Related Assets Placed in Service – Incremental(d)	—	0.02	—
General Exceptions	0.05	0.10	0.08
Deferred Costs(c)(e)	—	0.18	0.14
Total Kemper IGCC(a)(c)	$2.97	$6.22	$5.40

(a)
The 2012 MPSC CPCN Order approved a construction cost cap of up to $2.88 billion, net of the DOE Grants and excluding the Cost Cap Exceptions. The Current Estimate and Actual Costs include non-incremental operating and maintenance costs related to the combined cycle and associated common facilities placed in service in August 2014 that are subject to the $2.88 billion cost cap and exclude post-in-service costs for the lignite mine. See "Rate Recovery of Kemper IGCC Costs – 2013 MPSC Rate Order" for additional information.

(b)
Mississippi Power's original estimate included recovery of financing costs during construction rather than the accrual of AFUDC. This approach was not approved by the Mississippi PSC in 2012 as described in "Rate Recovery of Kemper IGCC Costs." The current estimate includes an approximately $9 million increase in AFUDC related to a settlement agreement with the wholesale customers for cost-based rates under FERC's jurisdiction. See "FERC Matters" herein for additional information.

(c)	Amounts in the Current Estimate reflect estimated costs through March 31, 2016.

(d)
Incremental operating and maintenance costs related to the combined cycle and associated common facilities placed in service in August 2014, net of costs related to energy sales. See "Rate Recovery of Kemper IGCC Costs – 2013 MPSC Rate Order" for additional information.

(e)	The 2012 MPSC CPCN Order approved deferral of non-capital Kemper IGCC-related costs during construction as described in "Rate Recovery of Kemper IGCC Costs – Regulatory Assets and Liabilities."

(f)	The 2010 Project Estimate is the certificated cost estimate adjusted to include the certificated estimate for the CO2 pipeline facilities which was approved in 2011 by the Mississippi PSC.
Of the total costs, including post-in-service costs for the lignite mine, incurred as of March 31, 2015, $3.27 billion was included in property, plant, and equipment (which is net of the DOE Grants and estimated probable losses of $2.06 billion), $2 million in other property and investments, $52 million in fossil fuel stock, $35 million in materials and supplies, $174 million in other regulatory assets, $12 million in other deferred charges and assets, and $24 million in AROs in the balance sheet, with $1 million previously expensed.
Mississippi Power does not intend to seek any rate recovery or joint owner contributions for any costs related to the construction of the Kemper IGCC that exceed the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions. Mississippi Power recorded pre-tax charges to income for revisions to the cost estimate of $9 million ($6 million after tax) in the first quarter 2015. This amount is in addition to charges totaling $868 million ($536 million after tax), $1.10 billion ($681 million after tax), and $78 million ($48 million after tax) in 2014, 2013, and 2012, respectively. Southern Company recorded pre-tax charges to income for revisions to the cost estimate of $868 million ($536 million after tax) and $1.2 billion ($729 million after tax) in 2014 and 2013, respectively. The increases to the cost estimate in the first quarter 2015 primarily reflected costs related to additional labor costs in support of start-up and operational readiness activities. The current estimate includes costs through March 31, 2016. Any further extension of the in-service date is currently estimated to result in additional base costs of approximately $25 million to $30 million per month, which includes maintaining necessary levels of start-up labor, materials, and fuel, as well as operational resources required to execute start-up and commissioning activities. Any further extension of the in-service date with respect to the Kemper IGCC would also increase costs for the Cost Cap Exceptions, which are not subject to the $2.88 billion cost cap established by the Mississippi PSC. These costs include AFUDC, which is currently estimated to total approximately $13 million per month, as well as carrying

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

costs and operating expenses on Kemper IGCC assets placed in service and consulting and legal fees, which are being deferred as regulatory assets and are estimated to total approximately $6 million per month.
Any further cost increases and/or extensions of the in-service date with respect to the Kemper IGCC may result from factors including, but not limited to, labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction or other agreements, operational readiness, including specialized operator training and required site safety programs, unforeseen engineering or design problems, start-up activities for this first-of-a-kind technology (including major equipment failure and system integration), and/or operational performance (including additional costs to satisfy any operational parameters ultimately adopted by the Mississippi PSC). In subsequent periods, any further changes in the estimated costs to complete construction and start-up of the Kemper IGCC subject to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, will be reflected in Southern Company's statements of income and Mississippi Power's statements of operations and these changes could be material.
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
2012 MPSC CPCN Order
The 2012 MPSC CPCN Order included provisions relating to both Mississippi Power's recovery of financing costs during the course of construction of the Kemper IGCC and Mississippi Power's recovery of costs following the date the Kemper IGCC is placed in service. With respect to recovery of costs following the in-service date of the Kemper IGCC, the 2012 MPSC CPCN Order provided for the establishment of operational cost and revenue parameters based upon assumptions in Mississippi Power's petition for the CPCN. Mississippi Power expects the Mississippi PSC to apply operational parameters in connection with the evaluation of the Rate Mitigation Plan (defined below) and any alternative proceedings related to the operation of the Kemper IGCC. To the extent the Mississippi PSC determines the Kemper IGCC does not meet the operational parameters ultimately adopted by the Mississippi PSC or Mississippi Power incurs additional costs to satisfy such parameters, there could be a material adverse impact on Southern Company's or Mississippi Power's financial statements.
2013 Settlement Agreement
In January 2013, Mississippi Power entered into a settlement agreement with the Mississippi PSC that, among other things, established the process for resolving matters regarding cost recovery related to the Kemper IGCC (2013 Settlement Agreement). Under the 2013 Settlement Agreement, Mississippi Power agreed to limit the portion of prudently-incurred Kemper IGCC costs to be included in retail rate base to the $2.4 billion certificated cost estimate, plus the Cost Cap Exceptions, but excluding AFUDC, and any other costs permitted or determined to be excluded from the $2.88 billion cost cap by the Mississippi PSC. The 2013 Settlement Agreement also allowed Mississippi Power to secure alternate financing for costs not otherwise recovered in any Mississippi PSC rate proceedings contemplated by the 2013 Settlement Agreement. The Court found the 2013 Settlement Agreement unenforceable due to a lack of public notice for the related proceedings. See "2015 Mississippi Supreme Court Decision" herein for additional information.
Legislation to authorize a multi-year rate plan and legislation to provide for alternate financing through securitization of up to $1.0 billion of prudently-incurred costs was enacted into law in 2013. Mississippi Power's intent under the 2013 Settlement Agreement was to securitize (1) prudently-incurred costs in excess of the certificated cost estimate and up to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, (2) accrued AFUDC, and (3) other prudently-incurred costs, which include carrying costs from the estimated in-service date until securitization is finalized and other costs not included in the Rate Mitigation Plan as

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

approved by the Mississippi PSC. The Court's decision did not impact Mississippi Power's ability to utilize alternate financing through securitization, the 2012 MPSC CPCN Order, or the February 2013 legislation. See "2015 Mississippi Supreme Court Decision" herein for additional information.
2013 MPSC Rate Order
Consistent with the terms of the 2013 Settlement Agreement, in March 2013, the Mississippi PSC issued a rate order approving retail rate increases of 15% effective March 19, 2013, and 3% effective January 1, 2014, which collectively were designed to collect $156 million annually beginning in 2014 (2013 MPSC Rate Order). For the period from March 2013 through March 31, 2015, $294 million had been collected primarily to be used to mitigate customer rate impacts after the Kemper IGCC is placed in service. Because the 2013 MPSC Rate Order did not provide for the inclusion of CWIP in rate base as permitted by the Baseload Act, Mississippi Power continues to record AFUDC on the Kemper IGCC through the in-service date. Mississippi Power will not record AFUDC on any additional costs of the Kemper IGCC that exceed the $2.88 billion cost cap, except for Cost Cap Exception amounts. Mississippi Power will continue to record AFUDC and collect and defer the approved rates through the in-service date until directed to do otherwise by the Mississippi PSC.
In August 2014, Mississippi Power provided an analysis of the costs and benefits of placing the combined cycle and the associated common facilities portion of the Kemper IGCC in service, including the expected accounting treatment. Mississippi Power's analysis requested, among other things, confirmation of Mississippi Power's accounting treatment by the Mississippi PSC of the continued collection of rates as prescribed by the 2013 MPSC Rate Order, with the current recognition as revenue of the related equity return on all assets placed in service and the deferral of all remaining rate collections under the 2013 MPSC Rate Order to a regulatory liability account. See "2015 Mississippi Supreme Court Decision" for additional information regarding the decision of the Court which would discontinue the collection of, and require the refund of, all amounts previously collected under the 2013 MPSC Rate Order.
In addition, Mississippi Power's August 2014 filing with the Mississippi PSC requested confirmation of Mississippi Power's accounting treatment by the Mississippi PSC of the continued accrual of AFUDC through the in-service date of the remainder of the Kemper IGCC and the deferral of operating costs for the combined cycle as regulatory assets. Under Mississippi Power's proposal, non-incremental costs that would have been incurred whether or not the combined cycle was placed in service would be included in a regulatory asset and would continue to be subject to the $2.88 billion cost cap. Additionally, incremental costs that would not have been incurred if the combined cycle had not gone into service would be included in a regulatory asset and would not be subject to the cost cap because these costs are incurred to support operation of the combined cycle. All energy revenues associated with the combined cycle variable operating and maintenance expenses would be credited to this regulatory asset. See "Regulatory Assets and Liabilities" for additional information. Any action by the Mississippi PSC that is inconsistent with the treatment requested by Mississippi Power could have a material impact on the results of operations, financial condition, and liquidity of Southern Company and Mississippi Power.
2015 Mississippi Supreme Court Decision
On February 12, 2015, the Court issued its decision in the legal challenge to the 2013 MPSC Rate Order filed by Thomas A. Blanton. The Court reversed the 2013 MPSC Rate Order based on, among other things, its findings that (1) the Mirror CWIP rate treatment was not provided for under the Baseload Act and (2) the Mississippi PSC should have determined the prudence of Kemper IGCC costs before approving rate recovery through the 2013 MPSC Rate Order. The Court also found the 2013 Settlement Agreement unenforceable due to a lack of public notice for the related proceedings. The Court's ruling remands the matter to the Mississippi PSC to (1) fix by order the rates that were in existence prior to the 2013 MPSC Rate Order, (2) fix no rate increases until the Mississippi PSC is in compliance with the Court's ruling, and (3) enter an order refunding amounts collected under the 2013 MPSC Rate Order. Through March 31, 2015, Mississippi Power had collected $294 million through rates under the 2013 MPSC Rate Order. Any required refunds would also include carrying costs. The Court's decision will become legally effective upon the issuance of a mandate to the Mississippi PSC. Absent specific instruction from the Court, the

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Mississippi PSC will determine the method and timing of the refund. On March 12, 2015, Mississippi Power and the Mississippi PSC filed motions for rehearing. If the Court denies the motions, it would issue the mandate to the Mississippi PSC no later than seven days following such decision.
Rate Mitigation Plan
In 2013, Mississippi Power, in compliance with the 2013 MPSC Rate Order, filed a revision to the proposed rate recovery plan with the Mississippi PSC for the Kemper IGCC for cost recovery through 2020 (Rate Mitigation Plan), which is still under review by the Mississippi PSC. The revenue requirements set forth in the Rate Mitigation Plan assume the sale of a 15% undivided interest in the Kemper IGCC to SMEPA and utilization of bonus depreciation, which currently requires that the related long-term asset be placed in service in 2015. In the Rate Mitigation Plan, Mississippi Power proposed recovery of an annual revenue requirement of approximately $156 million of Kemper IGCC-related operational costs and rate base amounts, including plant costs equal to the $2.4 billion certificated cost estimate. The 2013 MPSC Rate Order, which increased rates beginning in March 2013, was integral to the Rate Mitigation Plan, which contemplates amortization of the regulatory liability balance at the in-service date to be used to mitigate customer rate impacts through 2020, based on a fixed amortization schedule that requires approval by the Mississippi PSC. Under the Rate Mitigation Plan, Mississippi Power proposed annual rate recovery to remain the same from 2014 through 2020, with the proposed revenue requirement approximating the forecasted cost of service for the period 2014 through 2020. Under Mississippi Power's proposal, to the extent the actual annual cost of service differs from the approved forecast for certain items, the difference would be deferred as a regulatory asset or liability, subject to accrual of carrying costs, and would be included in the next year's rate recovery calculation. If any deferred balance remains at the end of 2020, the Mississippi PSC would review the amount and, if approved, determine the appropriate method and period of disposition. See "Regulatory Assets and Liabilities" herein for additional information.
To the extent that refunds of amounts collected under the 2013 MPSC Rate Order are required on a schedule different from the amortization schedule proposed in the Rate Mitigation Plan, the customer billing impacts proposed under the Rate Mitigation Plan would no longer be viable. See "2015 Mississippi Supreme Court Decision" herein for additional information.
In addition to current estimated costs at March 31, 2015 of $6.22 billion, Mississippi Power anticipates that it will incur additional costs after the Kemper IGCC in-service date until the Kemper IGCC cost recovery approach is finalized. These costs include, but are not limited to, regulatory costs and additional carrying costs which could be material. Recovery of these costs would be subject to approval by the Mississippi PSC.
Mississippi Power also expects to seek rate recovery through alternate means, which could include a traditional rate case. On May 1, 2015, Mississippi Power notified the Mississippi PSC of its plans to file a rate request in May 2015.
Prudence Reviews
The Mississippi PSC's review of Kemper IGCC costs is ongoing. In August 2014, the Mississippi PSC ordered that a consolidated prudence determination of all Kemper IGCC costs be completed after the entire project has been placed in service and has demonstrated availability for a reasonable period of time as determined by the Mississippi PSC and the Mississippi Public Utilities Staff (MPUS). The Mississippi PSC has encouraged the parties to work in good faith to settle contested issues and Mississippi Power is working to reach a mutually acceptable resolution. As a result of the Court's decision, Mississippi Power intends to request that the Mississippi PSC reconsider its prudence review schedule. See "2015 Mississippi Supreme Court Decision" herein for additional information.
Regulatory Assets and Liabilities
Consistent with the treatment of non-capital costs incurred during the pre-construction period, the Mississippi PSC issued an accounting order in 2011 granting Mississippi Power the authority to defer all non-capital Kemper IGCC-related costs to a regulatory asset through the in-service date, subject to review of such costs by the Mississippi PSC. Such costs include, but are not limited to, carrying costs on Kemper IGCC assets currently placed in service,

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

costs associated with Mississippi PSC and MPUS consultants, prudence costs, legal fees, and operating expenses associated with assets placed in service.
In August 2014, Mississippi Power requested confirmation by the Mississippi PSC of Mississippi Power's authority to defer all operating expenses associated with the operation of the combined cycle subject to review of such costs by the Mississippi PSC. In addition, Mississippi Power is authorized to accrue carrying costs on the unamortized balance of such regulatory assets at a rate and in a manner to be determined by the Mississippi PSC in future cost recovery mechanism proceedings. As of March 31, 2015, the regulatory asset balance associated with the Kemper IGCC was $174 million. The projected balance at March 31, 2016 is estimated to total approximately $266 million. The amortization period for any such costs approved for recovery remains subject to approval by the Mississippi PSC.
The 2013 MPSC Rate Order approved retail rate increases of 15% effective March 19, 2013 and 3% effective January 1, 2014, which collectively were designed to collect $156 million annually beginning in 2014. On February 12, 2015, the Court ordered the Mississippi PSC to refund Mirror CWIP and to fix by order the rates that were in existence prior to the 2013 MPSC Rate Order. Mississippi Power is deferring the collections under the approved rates in the Mirror CWIP regulatory liability until otherwise directed by the Mississippi PSC. Mississippi Power is also accruing carrying costs on the unamortized balance of the Mirror CWIP regulatory liability for the benefit of retail customers. As of March 31, 2015, the balance of the Mirror CWIP regulatory liability, including carrying costs, was $311 million.
See "2015 Mississippi Supreme Court Decision" herein for additional information.
See Note 1 to the financial statements of Southern Company and Mississippi Power under "Regulatory Assets and Liabilities" in Item 8 of the Form 10-K for additional information.
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
In addition, Mississippi Power has constructed and will operate the CO2 pipeline for the planned transport of captured CO2 for use in enhanced oil recovery. Mississippi Power has entered into agreements with Denbury Onshore (Denbury), a subsidiary of Denbury Resources Inc., and Treetop Midstream Services, LLC (Treetop), an affiliate of Tellus Operating Group, LLC and a subsidiary of Tengrys, LLC, pursuant to which Denbury will purchase 70% of the CO2 captured from the Kemper IGCC and Treetop will purchase 30% of the CO2 captured from the Kemper IGCC. The agreements with Denbury and Treetop provide termination rights in the event that Mississippi Power does not satisfy its contractual obligation with respect to deliveries of captured CO2 by May 11, 2015. While Mississippi Power has received no indication from either Denbury or Treetop of their intent to terminate their respective agreements, any termination or material modification of these agreements could result in a material reduction in future chemical product sales revenues and could have a material financial impact on Mississippi Power to the extent Mississippi Power is not able to enter into other similar contractual arrangements.
The ultimate outcome of these matters cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Proposed Sale of Undivided Interest to SMEPA
In 2010, Mississippi Power and SMEPA entered into an asset purchase agreement (APA) whereby SMEPA agreed to purchase a 17.5% undivided interest in the Kemper IGCC. In 2012, the Mississippi PSC approved the sale and transfer of the 17.5% undivided interest in the Kemper IGCC to SMEPA. Later in 2012, Mississippi Power and SMEPA signed an amendment to the APA whereby SMEPA reduced its purchase commitment percentage from a 17.5% to a 15% undivided interest in the Kemper IGCC. In March 2013, Mississippi Power and SMEPA signed an amendment to the APA whereby they agreed to amend a 2011 power supply agreement between the parties to reduce the capacity amounts to be received by SMEPA by half (approximately 75 MWs) at the sale and transfer of the undivided interest in the Kemper IGCC to SMEPA. Capacity revenues under the 2011 power supply agreement were $4 million in the first quarter 2015 and $17 million in 2014.
By letter agreement dated October 6, 2014, Mississippi Power and SMEPA agreed in principle on certain issues related to SMEPA's proposed purchase of a 15% undivided interest in the Kemper IGCC. The parties agreed to further amend the APA as follows: (1) Mississippi Power agreed to cap at $2.88 billion the portion of the purchase price payable for development and construction costs, net of the Cost Cap Exceptions, title insurance reimbursement, and AFUDC and/or carrying costs through the Closing Commitment Date (defined below); (2) SMEPA agreed to close the purchase within 180 days after the date of the execution of the amended APA or before the Kemper IGCC in-service date, whichever occurs first (Closing Commitment Date), subject only to satisfaction of certain conditions; and (3) AFUDC and/or carrying costs will continue to be accrued on the capped development and construction costs, the Cost Cap Exceptions, and any operating costs, net of revenues until the amended APA is executed by both parties, and thereafter AFUDC and/or carrying costs and payment of interest on SMEPA's deposited money will be suspended and waived provided closing occurs by the Closing Commitment Date. The letter agreement also provided for certain post-closing adjustments to address any differences between the actual and the estimated amounts of post-in-service date costs (both expenses and capital) and revenue credits for those portions of the Kemper IGCC previously placed in service.
By letter dated December 18, 2014, SMEPA notified Mississippi Power that SMEPA decided not to extend the December 31, 2014 estimated closing date in the APA or revise the APA to include the contemplated amendments; however, both parties agree that the APA will remain in effect until closing or until either party gives notice of termination.
The closing of this transaction is also conditioned upon execution of a joint ownership and operating agreement, the absence of material adverse effects, receipt of all construction permits, and appropriate regulatory approvals, as well as SMEPA's receipt of Rural Utilities Service (RUS) funding. In 2012, SMEPA received a conditional loan commitment from RUS for the purchase.
In 2012, in January 2014, and in October 2014, Mississippi Power received $150 million, $75 million, and $50 million, respectively, of interest-bearing refundable deposits from SMEPA to be applied to the purchase. While the expectation is that these amounts will be applied to the purchase price at closing, Mississippi Power would be required to refund the deposits upon the termination of the APA or within 15 days of a request by SMEPA for a full or partial refund. Accordingly, the deposits have been presented as a current liability in the balance sheet and as financing proceeds in the statement of cash flow. Southern Company has agreed to guarantee the obligations of Mississippi Power with respect to any refund of the deposits to SMEPA. The ultimate outcome of these matters cannot be determined at this time.
Investment Tax Credits
The IRS allocated $279 million (Phase II) of Internal Revenue Code Section 48A tax credits to Mississippi Power in connection with the Kemper IGCC. Through March 31, 2015, Mississippi Power had recorded tax benefits totaling $276 million for the Phase II credits, of which approximately $207 million had been utilized through that date. These credits will be amortized as a reduction to depreciation and amortization over the life of the Kemper IGCC and are dependent upon meeting the IRS certification requirements, including an in-service date no later than April 19, 2016 and the capture and sequestration (via enhanced oil recovery) of at least 65% of the CO2 produced by the

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Kemper IGCC during operations in accordance with the Internal Revenue Code. Mississippi Power currently expects to place the Kemper IGCC in service in the first half of 2016. In addition, a portion of the Phase II tax credits will be subject to recapture upon completion of SMEPA's proposed purchase of an undivided interest in the Kemper IGCC as described above. The ultimate outcome of this matter cannot be determined at this time.
Section 174 Research and Experimental Deduction
Southern Company, on behalf of Mississippi Power, reflected deductions for research and experimental (R&E) expenditures related to the Kemper IGCC in its federal income tax calculations for 2013 and 2014. Due to the uncertainty related to this tax position, Southern Company and Mississippi Power had unrecognized tax benefits totaling approximately $211 million at March 31, 2015. See Note 5 to the financial statements of Southern Company and Mississippi Power under "Unrecognized Tax Benefits" in Item 8 of the Form 10-K and Note (G) herein under "Unrecognized Tax Benefits" for additional information. The ultimate outcome of this matter cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(C)	FAIR VALUE MEASUREMENTS
As of March 31, 2015, assets and liabilities measured at fair value on a recurring basis during the period, together with the level of the fair value hierarchy in which they fall, were as follows:

	Fair Value Measurements Using
As of March 31, 2015:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives	$—	$7	$—	$7
Interest rate derivatives	—	8	—	8
Nuclear decommissioning trusts(a)	632	937	4	1,573
Cash equivalents	863	—	—	863
Other investments	9	—	1	10
Total	$1,504	$952	$5	$2,461
Liabilities:
Energy-related derivatives	$—	$225	$—	$225
Interest rate derivatives	—	46	—	46
Total	$—	$271	$—	$271

Alabama Power
Assets:
Energy-related derivatives	$—	$1	$—	$1
Nuclear decommissioning trusts(b)
Domestic equity	393	90	—	483
Foreign equity	36	65	—	101
U.S. Treasury and government agency securities	—	34	—	34
Corporate bonds	10	113	—	123
Mortgage and asset backed securities	—	18	—	18
Other	—	6	4	10
Cash equivalents	287	—	—	287
Total	$726	$327	$4	$1,057
Liabilities:
Energy-related derivatives	$—	$59	$—	$59
Interest rate derivatives	—	14	—	14
Total	$—	$73	$—	$73

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	Fair Value Measurements Using
As of March 31, 2015:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Georgia Power
Assets:
Energy-related derivatives	$—	$6	$—	$6
Interest rate derivatives	—	6	—	6
Nuclear decommissioning trusts(b) (c)
Domestic equity	182	2	—	184
Foreign equity	—	126	—	126
U.S. Treasury and government agency securities	—	86	—	86
Municipal bonds	—	92	—	92
Corporate bonds	—	192	—	192
Mortgage and asset backed securities	—	107	—	107
Other	11	6	—	17
Cash equivalents	406	—	—	406
Total	$599	$623	$—	$1,222
Liabilities:
Energy-related derivatives	$—	$24	$—	$24
Interest rate derivatives	—	31	—	31
Total	$—	$55	$—	$55

Gulf Power
Assets:
Cash equivalents	$18	$—	$—	$18
Liabilities:
Energy-related derivatives	—	90	—	90

Mississippi Power
Assets:
Cash equivalents	$110	$—	$—	$110
Liabilities:
Energy-related derivatives	—	52	—	52

Southern Power
Assets:
Cash equivalents	$3	$—	$—	$3

(a)	For additional detail, see the nuclear decommissioning trusts sections for Alabama Power and Georgia Power in this table.

(b)	Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies.

(c)
Includes the investment securities pledged to creditors and collateral received and excludes payables related to the securities lending program. As of March 31, 2015, approximately $50 million of the fair market value of Georgia Power's nuclear decommissioning trust funds' securities were on loan and pledged to creditors under the funds' managers' securities lending program.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Valuation Methodologies
The energy-related derivatives primarily consist of over-the-counter financial products for natural gas and physical power products, including, from time to time, basis swaps. These are standard products used within the energy industry and are valued using the market approach. The inputs used are mainly from observable market sources, such as forward natural gas prices, power prices, implied volatility, and overnight index swap interest rates. Interest rate derivatives are also standard over-the-counter financial products valued using the market approach. Inputs for interest rate derivatives include LIBOR interest rates, interest rate futures contracts, and occasionally, implied volatility of interest rate options. See Note (H) herein for additional information on how these derivatives are used.
For fair value measurements of the investments within the nuclear decommissioning trusts, external pricing vendors are designated for each asset class with each security specifically assigned a primary pricing source. For investments held within commingled funds, fair value is determined at the end of each business day through the net asset value, which is established by obtaining the underlying securities' individual prices from the primary pricing source. A market price secured from the primary source vendor is then evaluated by management in its valuation of the assets within the trusts. As a general approach, fixed income market pricing vendors gather market data (including indices and market research reports) and integrate relative credit information, observed market movements, and sector news into proprietary pricing models, pricing systems, and mathematical tools. Dealer quotes and other market information, including live trading levels and pricing analysts' judgment, are also obtained when available.
Investments in private equity and real estate within Alabama Power's nuclear decommissioning trusts are generally classified as Level 3, as the underlying assets typically do not have observable inputs. The fund manager values these assets using various inputs and techniques depending on the nature of the underlying investments. The fair value of partnerships is determined by aggregating the value of the underlying assets.
"Other investments" include investments that are not traded in the open market. The fair value of these investments have been determined based on market factors including comparable multiples and the expectations regarding cash flows and business plan executions.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

As of March 31, 2015, the fair value measurements of investments calculated at net asset value per share (or its equivalent), as well as the nature and risks of those investments, were as follows:

As of March 31, 2015:	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
	(in millions)
Southern Company
Nuclear decommissioning trusts:
Foreign equity funds	$126	None	Monthly	5 days
Equity - commingled funds	65	None	Daily/Monthly	Daily/7 days
Debt - commingled funds	16	None	Daily	5 days
Other - commingled funds	6	None	Daily	Not applicable
Other - money market funds	11	None	Daily	Not applicable
Trust-owned life insurance	118	None	Daily	15 days
Cash equivalents:
Money market funds	863	None	Daily	Not applicable
Alabama Power
Nuclear decommissioning trusts:
Equity - commingled funds	$65	None	Daily/Monthly	Daily/7 days
Debt - commingled funds	16	None	Daily	5 days
Trust-owned life insurance	118	None	Daily	15 days
Cash equivalents:
Money market funds	287	None	Daily	Not applicable
Georgia Power
Nuclear decommissioning trusts:
Foreign equity funds	$126	None	Monthly	5 days
Other - commingled funds	6	None	Daily	Not applicable
Other - money market funds	11	None	Daily	Not applicable
Cash equivalents:
Money market funds	406	None	Daily	Not applicable
Gulf Power
Cash equivalents:
Money market funds	$18	None	Daily	Not applicable
Mississippi Power
Cash equivalents:
Money market funds	$110	None	Daily	Not applicable
Southern Power
Cash equivalents:
Money market funds	$3	None	Daily	Not applicable
The NRC requires licensees of commissioned nuclear power reactors to establish a plan for providing reasonable assurance of funds for future decommissioning. Alabama Power and Georgia Power have external trust funds (the Funds) to comply with the NRC's regulations. The foreign equity fund in Georgia Power's nuclear decommissioning trusts seeks to provide long-term capital appreciation. In pursuing this investment objective, the foreign equity fund primarily invests in a diversified portfolio of equity securities of foreign companies, including those in emerging markets. These equity securities may include, but are not limited to, common stocks, preferred stocks, real estate investment trusts, convertible securities, depositary receipts (including American depositary receipts, European depositary receipts, and global depositary receipts), and rights and warrants to buy common stocks. Georgia Power may withdraw all or a portion of its investment on the last business day of each month subject to a minimum

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

withdrawal of $1 million, provided that a minimum investment of $10 million remains. If notices of withdrawal exceed 20% of the aggregate value of the foreign equity fund, then the foreign equity fund's board may refuse to permit the withdrawal of all such investments and may scale down the amounts to be withdrawn pro rata and may further determine that any withdrawal that has been postponed will have priority on the subsequent withdrawal date.
The other-commingled funds and other-money market funds in Georgia Power's nuclear decommissioning trusts are invested primarily in a diversified portfolio of high-quality, short-term, liquid debt securities. The funds represent cash collateral received under the Funds' managers' securities lending program and/or excess cash held within each separate investment account. The primary objective of the funds is to provide a high level of current income consistent with stability of principal and liquidity. The funds invest primarily in, but not limited to, commercial paper, floating and variable rate demand notes, debt securities issued or guaranteed by the U.S. government or its agencies or instrumentalities, time deposits, repurchase agreements, municipal obligations, notes, and other high-quality short-term liquid debt securities that mature in 90 days or less. Redemptions are available on a same day basis up to the full amount of the investment in the fund. See Note 1 to the financial statements of Southern Company and Georgia Power under "Nuclear Decommissioning" in Item 8 of the Form 10-K for additional information.
Alabama Power's nuclear decommissioning trusts include investments in Trust-Owned Life Insurance (TOLI). The taxable nuclear decommissioning trusts invest in the TOLI in order to minimize the impact of taxes on the portfolios and can draw on the value of the TOLI through death proceeds, loans against the cash surrender value, and/or the cash surrender value, subject to legal restrictions. The amounts reported in the table above reflect the fair value of investments the insurer has made in relation to the TOLI agreements. The nuclear decommissioning trusts do not own the underlying investments, but the fair value of the investments approximates the cash surrender value of the TOLI policies. The investments made by the insurer are in commingled funds. These commingled funds, along with other equity and debt commingled funds held in Alabama Power's nuclear decommissioning trusts, primarily include investments in domestic and international equity securities and predominantly high-quality fixed income securities. These fixed income securities may include U.S. Treasury and government agency fixed income securities, non-U.S. government and agency fixed income securities, domestic and foreign corporate fixed income securities, and mortgage and asset backed securities. The passively managed funds seek to replicate the performance of a related index. The actively managed funds seek to exceed the performance of a related index through security analysis and selection. See Note 1 to the financial statements of Southern Company and Alabama Power under "Nuclear Decommissioning" in Item 8 of the Form 10-K for additional information.
Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. For the three months ended March 31, 2015, the change in fair value of the funds, including reinvested interest and dividends reduced by the funds' expenses, increased by $65 million at Southern Company. For the three months ended March 31, 2015, Alabama Power recorded an increase in fair value of $47 million as an increase in regulatory liabilities. Georgia Power recorded an increase in fair value of $18 million as a reduction of its regulatory asset related to its ARO.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

As of March 31, 2015, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Carrying Amount	Fair Value
	(in millions)
Long-term debt:
Southern Company	$24,241	$26,350
Alabama Power	$6,922	$7,696
Georgia Power	$9,801	$10,733
Gulf Power	$1,370	$1,501
Mississippi Power	$2,251	$2,323
Southern Power	$1,621	$1,789
The fair values are determined using Level 2 measurements and are based on quoted market prices for the same or similar issues or on the current rates offered to Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power.

(D)	STOCKHOLDERS' EQUITY
Earnings per Share
For Southern Company, the only difference in computing basic and diluted earnings per share is attributable to awards outstanding under the stock option and performance share plans. See Note 8 to the financial statements of Southern Company in Item 8 of the Form 10-K for information on the stock option and performance share plans. The effect of both stock options and performance share award units was determined using the treasury stock method. Shares used to compute diluted earnings per share were as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(in millions)
As reported shares	910	890
Effect of options and performance share award units	5	3
Diluted shares	915	893
Stock options and performance share award units that were not included in the diluted earnings per share calculation because they were anti-dilutive were immaterial for the three months ended March 31, 2015 and were 17 million for the three months ended March 31, 2014.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Changes in Stockholders' Equity
The following table presents year-to-date changes in stockholders' equity of Southern Company:

	Number of Common Shares		Common Stockholders' Equity	Preferred and Preference Stock of Subsidiaries		Total Stockholders' Equity
	Issued	Treasury			Noncontrolling Interest
	(in thousands)		(in millions)
Balance at December 31, 2014	908,502	(725)	$19,949	$756	$221	$20,926
Net income after dividends on preferred and preference stock	—	—	508	—	—	508
Other comprehensive income (loss)	—	—	(15)	—	—	(15)
Stock issued	3,094	—	112	—	—	112
Stock-based compensation	—	—	53	—	—	53
Stock repurchased, at cost	—	(2,599)	(115)	—	—	(115)
Cash dividends on common stock	—	—	(478)	—	—	(478)
Other	—	(11)	3	—	—	3
Balance at March 31, 2015	911,596	(3,335)	$20,017	$756	$221	$20,994

Balance at December 31, 2013	892,733	(5,647)	$19,008	$756	$—	$19,764
Net income after dividends on preferred and preference stock	—	—	351	—	—	351
Other comprehensive income (loss)	—	—	2	—	—	2
Treasury stock re-issued	—	2,404	111	—	—	111
Stock issued	1,340	—	53	—	—	53
Stock repurchased, at cost	—	—	(4)	—	—	(4)
Cash dividends on common stock	—	—	(451)	—	—	(451)
Other	—	(18)	—	—	—	—
Balance at March 31, 2014	894,073	(3,261)	$19,070	$756	$—	$19,826
Stock Repurchased
On March 2, 2015, Southern Company announced a program to repurchase up to 20 million shares of Southern Company common stock to offset all or a portion of the incremental shares issued under its employee and director equity compensation plans, including through stock option exercises, until December 31, 2017. Under this program, approximately 2.6 million shares have been repurchased through March 31, 2015 at a total cost of approximately $115 million. Pursuant to board approval, Southern Company may repurchase shares through open market purchases or privately negotiated transactions, including accelerated or other share repurchase programs, in accordance with applicable securities laws.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(E)	FINANCING
Bank Credit Arrangements
Bank credit arrangements provide liquidity support to the registrants' commercial paper borrowings and the traditional operating companies' variable rate pollution control revenue bonds. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of March 31, 2015 was approximately $1.8 billion (comprised of approximately $864 million at Alabama Power, $865 million at Georgia Power, $69 million at Gulf Power, and $40 million at Mississippi Power). In addition, at March 31, 2015, the traditional operating companies had approximately $396 million (comprised of approximately $200 million at Alabama Power, $118 million at Georgia Power, and $78 million at Gulf Power) of fixed rate pollution control revenue bonds outstanding that were required to be remarketed within the next 12 months. See Note 6 to the financial statements of each registrant under "Bank Credit Arrangements" in Item 8 of the Form 10-K for additional information. Subsequent to March 31, 2015, $80 million and $65 million of these fixed rate pollution control revenue bonds were purchased and are being held by Alabama Power and Georgia Power, respectively, and currently are not required to be remarketed within the next 12 months. See "Financing Activities" herein for additional information.
The following table outlines the committed credit arrangements by company as of March 31, 2015:

	Expires						Executable Term Loans		Due Within One Year
Company	2015	2016	2017	2018	Total	Unused	One Year	Two Years	Term Out	No Term Out
	(in millions)				(in millions)		(in millions)		(in millions)
Southern Company	$—	$—	$—	$1,000	$1,000	$1,000	$—	$—	$—	$—
Alabama Power	228	50	—	1,030	1,308	1,308	58	—	58	170
Georgia Power	—	150	—	1,600	1,750	1,736	—	—	—	150
Gulf Power	45	200	30	—	275	275	50	—	50	195
Mississippi Power	135	165	—	—	300	270	25	40	65	235
Southern Power	—	—	—	500	500	488	—	—	—	—
Other	70	—	—	—	70	70	20	—	20	50
Total	$478	$565	$30	$4,130	$5,203	$5,147	$153	$40	$193	$800
Subject to applicable market conditions, Southern Company and its subsidiaries expect to renew or replace their bank credit arrangements as needed, prior to expiration.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Financing Activities
The following table outlines the long-term debt financing activities for Southern Company and its subsidiaries for the first three months of 2015:

Company(a)	Senior Note Issuances	Senior Note Redemptions	Other Long-Term Debt Redemptions and Maturities(b)
	(in millions)
Alabama Power	$550	$250	$—
Georgia Power	—	—	3
Mississippi Power	—	—	76
Other	—	—	4
Total	$550	$250	$83

(a)	Southern Company, Gulf Power, and Southern Power did not issue or redeem any long-term debt during the first three months of 2015.

(b)	Includes reductions in capital lease obligations resulting from cash payments under capital leases.
Alabama Power
In March 2015, Alabama Power issued $550 million aggregate principal amount of Series 2015A 3.750% Senior Notes due March 1, 2045. The proceeds were used to redeem $250 million aggregate principal amount of Series DD 5.65% Senior Notes due March 15, 2035 and for general corporate purposes, including Alabama Power's continuous construction program.
Subsequent to March 31, 2015, Alabama Power purchased and held $80 million aggregate principal amount of Industrial Development Board of the City of Mobile, Alabama Pollution Control Revenue Bonds (Alabama Power Company Barry Plant Project), Series 2007-B. Alabama Power may reoffer these bonds to the public at a later date.
Also subsequent to March 31, 2015, Alabama Power issued $175 million additional aggregate principal amount of its Series 2015A 3.750% Senior Notes due March 1, 2045 (Additional Series 2015A Senior Notes) and $250 million aggregate principal amount of its Series 2015B 2.800% Senior Notes due April 1, 2025 (Series 2015B Senior Notes). A portion of the proceeds of the Additional Series 2015A Senior Notes and the Series 2015B Senior Notes will be used for the announced redemption on May 15, 2015 of 6.48 million shares ($162 million aggregate stated capital) of Alabama Power's 5.20% Class A Preferred Stock at a redemption price of $25 per share plus accrued and unpaid dividends to the redemption date, 4.0 million shares ($100 million aggregate stated capital) of Alabama Power's 5.30% Class A Preferred Stock at a redemption price of $25 per share plus accrued and unpaid dividends to the redemption date, and 6.0 million shares ($150 million aggregate stated capital) of Alabama Power's 5.625% Series Preference Stock at a redemption price of $25 per share plus accrued and unpaid dividends to the redemption date, and the remaining net proceeds will be used for general corporate purposes, including Alabama Power's continuous construction program.
Georgia Power
Subsequent to March 31, 2015, Georgia Power purchased and held $65 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Second Series 2008. Georgia Power may reoffer these bonds to the public at a later date.
Mississippi Power
Subsequent to March 31, 2015, Mississippi Power entered into two floating rate bank loans with a maturity date of April 1, 2016, in an aggregate principal amount of $475 million, bearing interest based on one-month LIBOR. The proceeds of these loans were used for the repayment of term loans in an aggregate principal amount of $275 million, working capital, and other general corporate purposes, including Mississippi Power's ongoing construction program.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Mississippi Power also amended three outstanding floating rate bank loans for an aggregate principal amount of $425 million which, among other things, extended the maturity dates from various dates in 2015 to April 1, 2016.

(F)	RETIREMENT BENEFITS
Southern Company has a defined benefit, trusteed, pension plan covering substantially all employees. The qualified pension plan is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended. No mandatory contributions to the qualified pension plan are anticipated for the year ending December 31, 2015. Southern Company also provides certain defined benefit pension plans for a selected group of management and highly compensated employees. Benefits under these non-qualified pension plans are funded on a cash basis. In addition, Southern Company provides certain medical care and life insurance benefits for retired employees through other postretirement benefit plans. The traditional operating companies fund related other postretirement trusts to the extent required by their respective regulatory commissions.
See Note 2 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power in Item 8 of the Form 10-K for additional information.
Components of the net periodic benefit costs for the three months ended March 31, 2015 and 2014 were as follows:

Pension Plans	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
Three Months Ended March 31, 2015
Service cost	$64	$15	$18	$3	$3
Interest cost	111	26	38	5	5
Expected return on plan assets	(181)	(45)	(63)	(8)	(8)
Amortization:
Prior service costs	6	2	3	—	—
Net (gain)/loss	54	14	19	3	3
Net cost	$54	$12	$15	$3	$3
Three Months Ended March 31, 2014
Service cost	$53	$12	$16	$3	$3
Interest cost	109	26	38	5	5
Expected return on plan assets	(161)	(42)	(57)	(7)	(7)
Amortization:
Prior service costs	6	1	3	—	—
Net (gain)/loss	28	8	10	1	1
Net cost	$35	$5	$10	$2	$2

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Postretirement Benefits	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
Three Months Ended March 31, 2015
Service cost	$6	$1	$2	$—	$—
Interest cost	19	5	8	1	1
Expected return on plan assets	(15)	(6)	(6)	—	—
Amortization:
Prior service costs	1	1	—	—	—
Net (gain)/loss	5	—	3	—	—
Net cost	$16	$1	$7	$1	$1
Three Months Ended March 31, 2014
Service cost	$5	$1	$2	$—	$—
Interest cost	20	5	8	1	1
Expected return on plan assets	(15)	(6)	(6)	—	—
Amortization:
Prior service costs	1	1	—	—	—
Net (gain)/loss	1	—	—	—	—
Net cost	$12	$1	$4	$1	$1

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(G)	EFFECTIVE TAX RATE AND UNRECOGNIZED TAX BENEFITS
Effective Tax Rate
See Note 5 to the financial statements of each registrant in Item 8 of the Form 10-K for additional tax information.
Southern Company
Southern Company's effective tax rate is typically lower than the statutory rate due to its employee stock plans' dividend deduction and non-taxable AFUDC equity.
Southern Company's effective tax rate was 34.3% for the three months ended March 31, 2015 compared to 32.3% for the corresponding period in 2014. The effective tax rate increase was due to higher net income and beneficial changes that impacted 2014 state income taxes.
Mississippi Power
Mississippi Power's effective tax rate was 10.0% for the three months ended March 31, 2015 compared to (43.0)% for the corresponding period in 2014. The increase was primarily due to higher net income, partially offset by a decrease in non-taxable AFUDC equity related to the construction of the Kemper IGCC.
Southern Power
Southern Power's effective tax rate was 25.8% for the three months ended March 31, 2015 compared to 8.5% for the corresponding period in 2014. The increase was primarily due to beneficial changes that impacted 2014 state income taxes, which was partially offset by increased federal income tax benefits related to ITCs in the current year.
Unrecognized Tax Benefits
Southern Company reduced tax payments for 2014, and included in its 2013 consolidated federal income tax return deductions for R&E expenditures related to the Kemper IGCC. The Kemper IGCC is based on first-of-a-kind technology, and Mississippi Power and Southern Company believe that a significant portion of the plant costs qualify as deductible R&E under Internal Revenue Code Section 174. The IRS is currently reviewing the underlying support for the deduction, but has not completed its audit of these expenditures. Due to the uncertainty related to this tax position, Mississippi Power and Southern Company had related unrecognized tax benefits of approximately $211 million and associated interest of $3 million at March 31, 2015.
The ultimate outcome of this matter cannot be determined at this time.

(H)	DERIVATIVES
Southern Company, the traditional operating companies, and Southern Power are exposed to market risks, primarily commodity price risk and interest rate risk. To manage the volatility attributable to these exposures, each company nets its exposures, where possible, to take advantage of natural offsets and enters into various derivative transactions for the remaining exposures pursuant to each company's policies in areas such as counterparty exposure and risk management practices. Each company's policy is that derivatives are to be used primarily for hedging purposes and mandates strict adherence to all applicable risk management policies. Derivative positions are monitored using techniques including, but not limited to, market valuation, value at risk, stress testing, and sensitivity analysis. Derivative instruments are recognized at fair value in the balance sheets as either assets or liabilities and are presented on a gross basis. See Note (C) herein for additional information. In the statements of cash flows, the cash impacts of settled energy-related and interest rate derivatives are recorded as operating activities.
Energy-Related Derivatives
The traditional operating companies and Southern Power enter into energy-related derivatives to hedge exposures to electricity, gas, and other fuel price changes. However, due to cost-based rate regulations and other various cost recovery mechanisms, the traditional operating companies have limited exposure to market volatility in commodity fuel prices and prices of electricity. Each of the traditional operating companies manages fuel-hedging programs,

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

implemented per the guidelines of their respective state PSCs, through the use of financial derivative contracts, which is expected to continue to mitigate price volatility. The traditional operating companies (with respect to wholesale generating capacity) and Southern Power have limited exposure to market volatility in commodity fuel prices and prices of electricity because their long-term sales contracts shift substantially all fuel cost responsibility to the purchaser. However, the traditional operating companies and Southern Power may be exposed to market volatility in energy-related commodity prices to the extent any uncontracted wholesale generating capacity is used to sell electricity.
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
At March 31, 2015, the net volume of energy-related derivative contracts for natural gas positions for the Southern Company system, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company	241	2020	2017
Alabama Power	54	2018	—
Georgia Power	44	2017	—
Gulf Power	92	2020	—
Mississippi Power	49	2018	—
Southern Power	2	—	2017
In addition to the volumes discussed in the above table, the traditional operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 4 million mmBtu for Southern Company, 3 million mmBtu for Georgia Power, and 1 million mmBtu for Southern Power.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

For cash flow hedges, the amounts expected to be reclassified from accumulated OCI to earnings for the next 12-month period ending March 31, 2016 are immaterial for all registrants.
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
At March 31, 2015, the following interest rate derivatives were outstanding:

	Notional Amount	Interest Rate Received	Weighted Average Interest Rate Paid	Hedge Maturity Date	Fair Value Gain (Loss) at March 31, 2015
	(in millions)				(in millions)
Cash Flow Hedges of Forecasted Debt
Alabama Power	$200	3-month LIBOR	2.93%	October 2025	$(14)
Georgia Power	350	3-month LIBOR	2.57%	May 2025	(17)
Georgia Power	350	3-month LIBOR	2.57%	November 2025	(13)
Cash Flow Hedges of Existing Debt
Georgia Power	250	3-month LIBOR + 0.32%	0.75%	March 2016	—
Georgia Power	200	3-month LIBOR + 0.40%	1.01%	August 2016	—
Fair Value Hedges on Existing Debt
Southern Company	250	1.30%	3-month LIBOR + 0.17%	August 2017	1
Georgia Power	250	5.40%	3-month LIBOR + 4.02%	June 2018	2
Georgia Power	200	4.25%	3-month LIBOR + 2.46%	December 2019	4
Total	$2,050				$(37)
The estimated pre-tax gains (losses) that will be reclassified from accumulated OCI to interest expense for the next 12-month period ending March 31, 2016 are immaterial for all registrants. Southern Company and certain subsidiaries have deferred gains and losses that are expected to be amortized into earnings through 2037.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Derivative Financial Statement Presentation and Amounts
At March 31, 2015, the fair value of energy-related derivatives and interest rate derivatives was reflected in the balance sheets as follows:

Asset Derivatives at March 31, 2015
	Fair Value
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power
	(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets	$6	$1	$5	$—	$—
Other deferred charges and assets	1	—	1	—	—
Total derivatives designated as hedging instruments for regulatory purposes	$7	$1	$6	$—	$—	N/A
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current assets	$7	$—	$5	$—	$—	$—
Other deferred charges and assets	1	—	1	—	—	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$8	$—	$6	$—	$—	$—
Total asset derivatives	$15	$1	$12	$—	$—	$—

Liability Derivatives at March 31, 2015
	Fair Value
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power
	(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current liabilities(*)	$117	$33	$21	$37	$26
Other deferred credits and liabilities	108	26	3	53	26
Total derivatives designated as hedging instruments for regulatory purposes	$225	$59	$24	$90	$52	N/A
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current liabilities(*)	$45	$14	$31	$—	$—	$—
Other deferred credits and liabilities	1	—	—	—	—	—
Total derivatives designed as hedging instruments in cash flow and fair value hedges	$46	$14	$31	$—	$—	$—
Total liability derivatives	$271	$73	$55	$90	$52	$—
(*) Georgia Power and Gulf Power include current liabilities related to derivatives designated as hedging instruments in "Liabilities from risk management activities."

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

At December 31, 2014, the fair value of energy-related derivatives and interest rate derivatives was reflected in the balance sheets as follows:

Asset Derivatives at December 31, 2014
	Fair Value
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power
	(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets	$7	$1	$6	$—	$—
Other deferred charges and assets	—	—	1	—	—
Total derivatives designated as hedging instruments for regulatory purposes	$7	$1	$7	$—	$—	N/A
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current assets	$7	$—	$5	$—	$—	$—
Other deferred charges and assets	1	—	1	—	—	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$8	$—	$6	$—	$—	$—
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets(*)	$6	$—	$—	$—	$—	$5
Total asset derivatives	$21	$1	$13	$—	$—	$5
(*) Southern Power includes current assets related to derivatives not designated as hedging instruments in "Assets from risk management activities."

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Liability Derivatives at December 31, 2014
	Fair Value
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power
	(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current liabilities(*)	$118	$32	$23	$37	$26
Other deferred credits and liabilities	79	21	4	35	19
Total derivatives designated as hedging instruments for regulatory purposes	$197	$53	$27	$72	$45	N/A
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current liabilities(*)	$17	$8	$9	$—	$—	$—
Other deferred credits and liabilities	7	—	5	—	—	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$24	$8	$14	$—	$—	$—
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current liabilities	$4	$—	$—	$—	$—	$4
Total liability derivatives	$225	$61	$41	$72	$45	$4
(*) Georgia Power and Gulf Power include current liabilities related to derivatives designated as hedging instruments in "Liabilities from risk management activities."
The derivative contracts of Southern Company, the traditional operating companies, and Southern Power are not subject to master netting arrangements or similar agreements and are reported gross on each registrant's financial statements. Some of these energy-related and interest rate derivative contracts may contain certain provisions that permit intra-contract netting of derivative receivables and payables for routine billing and offsets related to events of default and settlements. Amounts related to energy-related derivative contracts and interest rate derivative contracts at March 31, 2015 and December 31, 2014 are presented in the following tables.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Derivative Contracts at March 31, 2015
	Fair Value
	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power
	(in millions)
Assets
Energy-related derivatives:
Energy-related derivatives presented in the Balance Sheet (a)	$7	$1	$6	$—	$—	$—
Gross amounts not offset in the Balance Sheet (b)	(6)	(1)	(6)	—	—	—
Net energy-related derivative assets	$1	$—	$—	$—	$—	$—
Interest rate derivatives:
Interest rate derivatives presented in the Balance Sheet (a)	$8	$—	$6	$—	$—	$—
Gross amounts not offset in the Balance Sheet (b)	(2)	—	(2)	—	—	—
Net interest rate derivative assets	$6	$—	$4	$—	$—	$—
Liabilities
Energy-related derivatives:
Energy-related derivatives presented in the Balance Sheet (a)	$225	$59	$24	$90	$52	$—
Gross amounts not offset in the Balance Sheet (b)	(6)	(1)	(6)	—	—	—
Net energy-related derivative liabilities	$219	$58	$18	$90	$52	$—
Interest rate derivatives:
Interest rate derivatives presented in the Balance Sheet (a)	$46	$14	$31	$—	$—	$—
Gross amounts not offset in the Balance Sheet (b)	(2)	—	(2)	—	—	—
Net interest rate derivative liabilities	$44	$14	$29	$—	$—	$—
(a) None of the registrants offsets fair value amounts for multiple derivative instruments executed with the same counterparty on the balance sheets; therefore, gross and net amounts of derivative assets and liabilities presented on the balance sheets are the same.
(b) Includes gross amounts subject to netting terms that are not offset on the balance sheets and any cash/financial collateral pledged or received.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Derivative Contracts at December 31, 2014
	Fair Value
	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power
	(in millions)
Assets
Energy-related derivatives:
Energy-related derivatives presented in the Balance Sheet (a)	$13	$1	$7	$—	$—	$5
Gross amounts not offset in the Balance Sheet (b)	(9)	—	(7)	—	—	—
Net energy-related derivative assets	$4	$1	$—	$—	$—	$5
Interest rate derivatives:
Interest rate derivatives presented in the Balance Sheet (a)	$8	$—	$6	$—	$—	$—
Gross amounts not offset in the Balance Sheet (b)	(8)	—	(6)	—	—	—
Net interest rate derivative assets	$—	$—	$—	$—	$—	$—
Liabilities
Energy-related derivatives:
Energy-related derivatives presented in the Balance Sheet (a)	$201	$53	$27	$72	$45	$4
Gross amounts not offset in the Balance Sheet (b)	(9)	—	(7)	—	—	—
Net energy-related derivative liabilities	$192	$53	$20	$72	$45	$4
Interest rate derivatives:
Interest rate derivatives presented in the Balance Sheet (a)	$24	$8	$14	$—	$—	$—
Gross amounts not offset in the Balance Sheet (b)	(8)	—	(6)	—	—	—
Net interest rate derivative liabilities	$16	$8	$8	$—	$—	$—
(a) None of the registrants offsets fair value amounts for multiple derivative instruments executed with the same counterparty on the balance sheets; therefore, gross and net amounts of derivative assets and liabilities presented on the balance sheets are the same.
(b) Includes gross amounts subject to netting terms that are not offset on the balance sheets and any cash/financial collateral pledged or received.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

At March 31, 2015 and December 31, 2014, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized on the Balance Sheet at March 31, 2015
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(117)	$(33)	$(21)	$(37)	$(26)
Other regulatory assets, deferred	(108)	(26)	(3)	(53)	(26)
Other regulatory liabilities, current (a)	6	1	5	—	—
Other regulatory liabilities, deferred (b)	1	—	1	—	—
Total energy-related derivative gains (losses)	$(218)	$(58)	$(18)	$(90)	$(52)
(a) Southern Company and Georgia Power include other regulatory liabilities, current in other current liabilities.
(b) Georgia Power includes other regulatory liabilities, deferred in other deferred credits and liabilities.

Regulatory Hedge Unrealized Gain (Loss) Recognized on the Balance Sheet at December 31, 2014
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(118)	$(32)	$(23)	$(37)	$(26)
Other regulatory assets, deferred	(79)	(21)	(4)	(35)	(19)
Other regulatory liabilities, current (a)	7	1	6	—	—
Other regulatory liabilities, deferred (b)	—	—	1	—	—
Total energy-related derivative gains (losses)	$(190)	$(52)	$(20)	$(72)	$(45)
(a) Southern Company and Georgia Power include other regulatory liabilities, current in other current liabilities.
(b) Georgia Power includes other regulatory liabilities, deferred in other deferred credits and liabilities.
For the three months ended March 31, 2015 and 2014, the pre-tax effects of interest rate derivatives designated as cash flow hedging instruments on the statements of income were as follows:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
			Statements of Income Location	Amount
	2015	2014		2015	2014
	(in millions)			(in millions)
Southern Company
Interest rate derivatives	$(29)	$—	Interest expense, net of amounts capitalized	$(2)	$(2)
Alabama Power
Interest rate derivatives	$(6)	$—	Interest expense, net of amounts capitalized	$(1)	$(1)
Georgia Power
Interest rate derivatives	$(23)	$—	Interest expense, net of amounts capitalized	$(1)	$(1)
For the three months ended March 31, 2015 and 2014, the pre-tax effects of energy-related derivatives designated as cash flow hedging instruments recognized in OCI and those reclassified from accumulated OCI into earnings were immaterial for all registrants.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

For the three months ended March 31, 2015 and 2014, the pre-tax effects of interest rate derivatives designated as fair value hedging instruments were immaterial on a gross basis for all registrants. Furthermore, the pre-tax effects of interest rate derivatives designated as fair value hedging instruments were offset by changes to the carrying value of long-term debt.
There was no material ineffectiveness recorded in earnings for any registrant for any period presented.
For the three months ended March 31, 2015 and 2014, the pre-tax effects of energy-related derivatives not designated as hedging instruments were immaterial for all registrants.
Contingent Features
The registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At March 31, 2015, the registrants' collateral posted with their derivative counterparties was immaterial.
At March 31, 2015, the fair value of derivative liabilities with contingent features was $59 million for all registrants. The maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were $59 million and include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade.
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
During 2015, Southern Power Company acquired or contracted to acquire the following projects in accordance with its overall growth strategy.
Decatur County Solar Projects
On February 19, 2015, Southern Power Company acquired all of the outstanding membership interests of Decatur Parkway Solar Project, LLC and Decatur County Solar Project, LLC from TradeWind Energy, Inc. as part of Southern Power's plans to build two solar photovoltaic facilities: the Decatur Parkway Solar Project and the Decatur County Solar Project. These two projects, approximately 80 MWs and 19 MWs, respectively, will be constructed on separate sites in Decatur County, Georgia. Construction of the Decatur Parkway Solar Project commenced in February 2015, while construction of the Decatur County Solar Project is expected to commence in June 2015. Both projects are expected to begin commercial operation in late 2015, and the entire output of each project is contracted to Georgia Power. The Decatur Parkway Solar Project is contracted under a 25-year PPA and the Decatur County Solar Project is contracted under a separate 20-year PPA. Construction costs incurred through March 31, 2015 were $32 million.
The total estimated cost of the facilities is expected to be between $200 million and $220 million, which includes the acquisition price for all of the outstanding membership interests of Decatur Parkway Solar Project, LLC and

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Decatur County Solar Project, LLC from TradeWind Energy, Inc. The ultimate outcome of these matters cannot be determined at this time.
Kay County Wind Facility
On February 24, 2015, Southern Power Company, through its wholly-owned subsidiary Southern Renewable Energy, Inc., entered into a purchase agreement with Kay Wind Holdings, LLC, a wholly-owned subsidiary of Apex Clean Energy Holdings, LLC, the developer of the project, to acquire all of the outstanding membership interests of Kay Wind, LLC (Kay Wind). Kay Wind is constructing and owns an approximately 299-MW wind facility in Kay County, Oklahoma. The wind facility is expected to begin commercial operation in late 2015, and the entire output of the facility is contracted under separate 20-year PPAs with Westar Energy, Inc. and Grand River Dam Authority.
In March 2015, Kay Wind obtained the necessary financing for the construction of the facility, and Southern Power Company's acquisition is expected to close in the fourth quarter 2015. The purchase price is expected to be approximately $492 million, with potential purchase price adjustments based on performance testing, and is included in Southern Power's capital program estimates for 2015. The completion of the acquisition is subject to Kay Wind achieving certain construction and project milestones, and various other customary conditions to closing. The ultimate outcome of this matter cannot be determined at this time.
Butler Solar Project
On March 12, 2015, Southern Power Company entered into a purchase agreement with CERSM, LLC and Community Energy, Inc. to acquire all of the outstanding membership interests of Butler Solar LLC as part of Southern Power's plans to build an approximately 100-MW solar photovoltaic facility in Taylor County, Georgia. Construction of the project is expected to commence in July 2015, with commercial operation expected to begin in December 2016. The entire output of the project is contracted to Georgia Power under a 30-year PPA.
Southern Power Company's acquisition of Butler Solar LLC is expected to close later in May 2015 and the total estimated cost of the facility is expected to be between $220 million and $230 million, which includes the acquisition price for all of the outstanding membership interests of Butler Solar LLC from CERSM, LLC and Community Energy, Inc. The completion of the acquisition is subject to customary conditions to closing. The ultimate outcome of this matter cannot be determined at this time.
Subsequent Events
Lost Hills-Blackwell Solar Facilities
On April 15, 2015, Southern Power Company, through its subsidiary Southern Renewable Partnerships, LLC (SRP), acquired 100% of the class A membership interests of Lost Hills Blackwell Holdings, LLC (Lost Hills Blackwell) from a wholly-owned subsidiary of First Solar, Inc. (First Solar), the developer of the project, for approximately $74 million. Concurrently, a wholly-owned subsidiary of First Solar acquired 100% of the class B membership interests of Lost Hills Blackwell for approximately $34 million. SRP and the class B member are entitled to 51% and 49%, respectively, of all cash distributions from Lost Hills Blackwell. In addition, Southern Power Company is entitled to substantially all of the federal tax benefits with respect to the transaction. Lost Hills Blackwell constructed and owns the approximately 20-MW Lost Hills and the approximately 12-MW Blackwell solar facilities in Kern County, California. These solar facilities began commercial operation on April 17, 2015, and their entire output is contracted under PPAs, initially to the City of Roseville and then to Pacific Gas and Electric Company, that together extend approximately 29 years.
Pawpaw Solar Project
On April 22, 2015, Southern Power Company entered into a purchase agreement with Longview Solar, LLC to acquire all of the outstanding membership interests of LS – Pawpaw, LLC as part of Southern Power Company's plans to build an approximately 30-MW solar photovoltaic facility in Taylor County, Georgia. Construction of the project is expected to commence in June 2015, with commercial operation expected to begin in December 2015. The entire output of the project is contracted to Georgia Power under a 30-year PPA.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Southern Power Company's acquisition of LS – Pawpaw, LLC is expected to close later in May 2015 and the total estimated cost of the facility is expected to be between $65 million and $75 million, which includes the acquisition price for all of the outstanding membership interests of LS – Pawpaw, LLC from Longview Solar, LLC. The completion of the acquisition is subject to customary conditions to closing. The ultimate outcome of this matter cannot be determined at this time.
North Star Solar Facility
On April 30, 2015, Southern Power Company, through its subsidiary SRP, acquired 100% of the class A membership interests of NS Solar Holdings, LLC (North Star) from a wholly-owned subsidiary of First Solar, the developer of the project, for approximately $208 million. Concurrently, a wholly-owned subsidiary of First Solar acquired 100% of the class B membership interests of North Star for approximately $99 million. SRP and the class B member are entitled to 51% and 49%, respectively, of all cash distributions from North Star. In addition, Southern Power Company is entitled to substantially all of the federal tax benefits with respect to the transaction. North Star is constructing and owns the approximately 60-MW North Star solar facility in Fresno County, California, which is expected to begin commercial operation in June 2015. The entire output of the project is contracted under a 20-year PPA with Pacific Gas and Electric Company. The ultimate outcome of this matter cannot be determined at this time.

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
Southern Company's reportable business segments are the sale of electricity by the four traditional operating companies and Southern Power. Revenues from sales by Southern Power to the traditional operating companies were $114 million and $72 million for the three months ended March 31, 2015 and March 31, 2014, respectively. The "All Other" column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in telecommunications and leveraged lease projects. All other inter-segment revenues are not material. Financial data for business segments and products and services for the three months ended March 31, 2015 and 2014 was as follows:

	Electric Utilities
	Traditional Operating Companies	Southern Power	Eliminations	Total	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2015:
Operating revenues	$3,948	$348	$(124)	$4,172	$40	$(29)	$4,183
Segment net income (loss)(a)(b)	477	33	—	510	3	(5)	508
Total assets at March 31, 2015	$65,530	$5,564	$(273)	$70,821	$1,091	$(302)	$71,610
Three Months Ended March 31, 2014:
Operating revenues	$4,378	$351	$(102)	$4,627	$41	$(24)	$4,644
Segment net income (loss)(a)(b)	318	33	—	351	—	—	351
Total assets at December 31, 2014	$64,644	$5,550	$(131)	$70,063	$1,156	$(296)	$70,923
(a) After dividends on preferred and preference stock of subsidiaries.
(b) Segment net income (loss) for the traditional operating companies for the three months ended March 31, 2015 and March 31, 2014 includes a $9 million pre-tax charge ($6 million after tax) and a $380 million pre-tax charge ($235 million after tax), respectively, for estimated probable losses on the Kemper IGCC. See Note (B) under "Integrated Coal Gasification Combined Cycle – Kemper IGCC Schedule and Cost Estimate" herein for additional information.
Products and Services

	Electric Utilities' Revenues
Period	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended March 31, 2015	$3,542	$467	$163	$4,172
Three Months Ended March 31, 2014	3,858	604	165	4,627

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

2015	Total Number of Shares Purchased (*)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(*)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (*)
January 1 – January 31	N/A	N/A	N/A	N/A
February 1 – February 28	N/A	N/A	N/A	N/A
March 1 – March 31	2,599,366	$44.227	2,599,366	N/A
Total	2,599,366	$44.227	2,599,366	17,400,634

(*)
On March 2, 2015, Southern Company announced a program to repurchase up to 20 million shares of Southern Company common stock to offset all or a portion of the incremental shares issued under its employee and director equity compensation plans, including through stock option exercises, until December 31, 2017.

Item 6.    Exhibits.

(4) Instruments Describing Rights of Security Holders, Including Indentures

Alabama Power

	(b)1	-
Fifty-Third Supplemental Indenture to Senior Note Indenture dated as of March 11, 2015, providing for the issuance of the Series 2015A 3.750% Senior Notes due March 1, 2045. (Designated in Form 8-K dated March 5, 2015, File No. 1-3164, as Exhibit 4.6.)

	(b)2	-
Fifty-Fourth Supplemental Indenture to Senior Note Indenture dated as of April 14, 2015, providing for the issuance of the Series 2015B 2.800% Senior Notes due April 1, 2025. (Designated in Form 8-K dated April 9, 2015, File No. 1-3164, as Exhibit 4.6(b).)

(10) Material Contracts

Southern Company

#	(a)1	-	Retention Award Agreement between Southern Nuclear and Stephen E. Kuczynski effective as of October 20, 2014.

#	(a)2	-	Base Salaries of Named Executive Officers.

Georgia Power

#	(c)1	-	Base Salaries of Named Executive Officers.

#	(c)2	-	First Amendment to the Deferred Compensation Plan for Outside Directors of Georgia Power Company, Amended and Restated Effective January 1, 2008.

#	(c)3	-	Deferred Compensation Agreement between Southern Company, Southern Company Services, Inc., and John L. Pemberton, effective October 8, 2008.

#	(c)4	-	Summary of Non-Employee Director Compensation Arrangements.

Mississippi Power

#	(e)1	-	Base Salaries of Named Executive Officers.

(24) Power of Attorney and Resolutions

Southern Company

	(a)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2014, File No. 1-3526 as Exhibit 24(a).)

Alabama Power

	(b)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2014, File No. 1-3164 as Exhibit 24(b).)

Georgia Power

	(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2014, File No. 1-6468 as Exhibit 24(c).)

Gulf Power

(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2014, File No. 001-31737 as Exhibit 24(d).)

Mississippi Power

(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2014, File No. 001-11229 as Exhibit 24(e).)

Southern Power

(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2014, File No. 333-98553 as Exhibit 24(f).)

(31) Section 302 Certifications

Southern Company

(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)1	-	Certificate of Gulf Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(d)2	-	Certificate of Gulf Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(e)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)1	-	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(f)2	-	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)	-	Certificate of Gulf Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)	-	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101) XBRL – Related Documents

INS	-	XBRL Instance Document
SCH	-	XBRL Taxonomy Extension Schema Document
CAL	-	XBRL Taxonomy Calculation Linkbase Document
DEF	-	XBRL Definition Linkbase Document
LAB	-	XBRL Taxonomy Label Linkbase Document
PRE	-	XBRL Taxonomy Presentation Linkbase Document

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
Date: May 7, 2015

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
Date: May 7, 2015

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
Date: May 7, 2015

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
Date: May 7, 2015

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
Date: May 7, 2015

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
Date: May 7, 2015