Form 10-Q
period 2015-09-30
SOUTHERN CO; SOUTHERN POWER CO; MISSISSIPPI POWER CO; GULF POWER CO; GEORGIA POWER CO; ALABAMA POWER CO
filed 2015-11-05
CIK 92122, 1160661, 66904, 44545, 41091, 3153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

Registrant	Description of Common Stock	Shares Outstanding at September 30, 2015
The Southern Company	Par Value $5 Per Share	908,938,919
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Gulf Power Company	Without Par Value	5,642,717
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
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

2013 ARP	Alternative Rate Plan approved by the Georgia PSC for Georgia Power for the years 2014 through 2016
AFUDC	Allowance for funds used during construction
AGL Resources	AGL Resources Inc., a Georgia corporation
Alabama Power	Alabama Power Company
ASC	Accounting Standards Codification
Baseload Act	State of Mississippi legislation designed to enhance the Mississippi PSC's authority to facilitate development and construction of baseload generation in the State of Mississippi
Bridge Agreement	Senior unsecured Bridge Credit Agreement, dated as of September 30, 2015, among Southern Company, the lenders identified therein, and Citibank, N.A.
CCR	Coal combustion residuals
Clean Air Act	Clean Air Act Amendments of 1990
Contractor	Westinghouse and CB&I Stone & Webster, Inc. (formerly known as Stone & Webster, Inc.), a subsidiary of The Shaw Group Inc., which was acquired by Chicago Bridge & Iron Company N.V.
CO2	Carbon dioxide
CPCN	Certificate of public convenience and necessity
CWIP	Construction work in progress
DOE	U.S. Department of Energy
ECO Plan	Mississippi Power's Environmental Compliance Overview Plan
Eligible Project Costs	Certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the Title XVII Loan Guarantee Program
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
Fitch	Fitch Ratings, Inc.
Form 10-K	Combined Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power for the year ended December 31, 2014
GAAP	Generally accepted accounting principles
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IGCC	Integrated coal gasification combined cycle
IIC	Intercompany interchange contract
Internal Revenue Code	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
ITC	Investment tax credit
Kemper IGCC	IGCC facility under construction in Kemper County, Mississippi
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
MATS rule	Mercury and Air Toxics Standards rule
Merger
The merger of Merger Sub with and into AGL Resources on the terms and subject to the conditions set forth in the Merger Agreement, with AGL Resources continuing as the surviving corporation and a wholly-owned direct subsidiary of Southern Company

Merger Agreement	Agreement and Plan of Merger, dated as of August 23, 2015, among Southern Company, AGL Resources, and Merger Sub

DEFINITIONS
(continued)

Term	Meaning

Merger Sub	AMS Corp., a Georgia corporation and a wholly-owned direct subsidiary of Southern Company
Mirror CWIP	A regulatory liability account for use in mitigating future rate impacts for Mississippi Power customers
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	Megawatt
NCCR	Georgia Power's Nuclear Construction Cost Recovery
NRC	U.S. Nuclear Regulatory Commission
OCI	Other comprehensive income
PEP	Mississippi Power's Performance Evaluation Plan
Plant Vogtle Units 3 and 4	Two new nuclear generating units under construction at Plant Vogtle
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

Southern Nuclear	Southern Nuclear Operating Company, Inc.
Southern Power	Southern Power Company and its subsidiaries
traditional operating companies	Alabama Power, Georgia Power, Gulf Power, and Mississippi Power
Tranquillity	RE Tranquillity Holdings, LLC
Tranquillity Credit Agreement
Secured Credit Agreement, dated as of July 31, 2015, by and among RE Tranquillity LLC, an indirect subsidiary of Southern Power Company, the several lenders and issuing banks party thereto, and Norddeutsche Landesbank Girozentrale, New York Branch, as Administrative Agent

Vogtle Owners
Georgia Power, Oglethorpe Power Corporation, the Municipal Electric Authority of Georgia, and the City of Dalton, Georgia, an incorporated municipality in the State of Georgia acting by and through its Board of Water, Light, and Sinking Fund Commissioners

Westinghouse	Westinghouse Electric Company LLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning retail rates, the potential financing of the Merger, the expected timing of the completion of the Merger, the proposed settlement agreement between the Vogtle Owners and the Contractor, the strategic goals for the wholesale business, economic recovery, fuel and environmental cost recovery and other rate actions, current and proposed environmental regulations and related compliance plans and estimated expenditures, access to sources of capital, projections for the qualified pension plan contributions, financing activities, completion dates of acquisitions, construction projects, and changing fuel sources, filings with state and federal regulatory authorities, estimated sales and purchases under power sale and purchase agreements, and estimated construction and other plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

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

•	current and future litigation, regulatory investigations, proceedings, or inquiries, including FERC matters and IRS and state tax audits;

•	the effects, extent, and timing of the entry of additional competition in the markets in which Southern Company's subsidiaries operate;

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

•	the ability to complete the proposed settlement among the Vogtle Owners and the Contractor, including the satisfaction of conditions to such settlement;

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
(continued)

•
actions related to cost recovery for the Kemper IGCC, including the ultimate impact of the 2015 decision of the Mississippi Supreme Court, the Mississippi PSC's August 2015 interim rate order, and related legal or regulatory proceedings, Mississippi PSC review of the prudence of Kemper IGCC costs and approval of permanent rate recovery plans, actions relating to proposed securitization, the ability to utilize bonus depreciation, which currently requires that assets be placed in service in 2015, satisfaction of requirements to utilize ITCs and grants, and the ultimate impact of the termination of the proposed sale of an interest in the Kemper IGCC to SMEPA;

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

•
the expected timing, likelihood, and benefits of completion of the Merger, including the failure to receive, on a timely basis or otherwise, the required approvals by AGL Resources' shareholders and government or regulatory agencies (including the terms of such approvals), the possibility that long-term financing for the Merger may not be put in place prior to the closing, the risk that a condition to closing of the Merger or funding of the Bridge Agreement may not be satisfied, the possibility that the anticipated benefits from the Merger cannot be fully realized or may take longer to realize than expected, the possibility that costs related to the integration of Southern Company and AGL Resources will be greater than expected, the credit ratings of the combined company or its subsidiaries may be different from what the parties expect, the ability to retain and hire key personnel and maintain relationships with customers, suppliers, or other business partners, the diversion of management time on Merger-related issues, and the impact of legislative, regulatory, and competitive changes;

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

THE SOUTHERN COMPANY
AND SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$4,701	$4,558	$11,958	$12,186
Wholesale revenues	520	600	1,435	1,719
Other electric revenues	169	169	494	503
Other revenues	11	12	34	42
Total operating revenues	5,401	5,339	13,921	14,450
Operating Expenses:
Fuel	1,520	1,656	3,932	4,765
Purchased power	193	194	507	514
Other operations and maintenance	1,097	1,021	3,320	3,026
Depreciation and amortization	528	514	1,515	1,515
Taxes other than income taxes	264	258	761	751
Estimated loss on Kemper IGCC	150	418	182	798
Total operating expenses	3,752	4,061	10,217	11,369
Operating Income	1,649	1,278	3,704	3,081
Other Income and (Expense):
Allowance for equity funds used during construction	60	63	163	182
Interest expense, net of amounts capitalized	(218)	(207)	(612)	(623)
Other income (expense), net	(21)	(7)	(41)	(20)
Total other income and (expense)	(179)	(151)	(490)	(461)
Earnings Before Income Taxes	1,470	1,127	3,214	2,620
Income taxes	500	392	1,076	889
Consolidated Net Income	970	735	2,138	1,731
Dividends on Preferred and Preference Stock of Subsidiaries	11	17	42	51
Consolidated Net Income After Dividends on Preferred and Preference Stock of Subsidiaries	$959	$718	$2,096	$1,680
Common Stock Data:
Earnings per share (EPS) —
Basic EPS	$1.05	$0.80	$2.30	$1.88
Diluted EPS	$1.05	$0.80	$2.30	$1.87
Average number of shares of common stock outstanding (in millions)
Basic	910	898	910	894
Diluted	912	902	913	898
Cash dividends paid per share of common stock	$0.5425	$0.5250	$1.6100	$1.5575
The accompanying notes as they relate to Southern Company are an integral part of these consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Consolidated Net Income	$970	$735	$2,138	$1,731
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(11), $-, $(10) and $-, respectively	(18)	—	(16)	—
Reclassification adjustment for amounts included in net income, net of tax of $1, $1, $3 and $2, respectively	1	1	4	4
Pension and other post retirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $1, $1, $3 and $2, respectively	2	1	5	2
Total other comprehensive income (loss)	(15)	2	(7)	6
Dividends on preferred and preference stock of subsidiaries	(11)	(17)	(42)	(51)
Comprehensive Income	$944	$720	$2,089	$1,686
The accompanying notes as they relate to Southern Company are an integral part of these consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014
	(in millions)
Operating Activities:
Consolidated net income	$2,138	$1,731
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	1,787	1,798
Deferred income taxes	821	330
Investment tax credits	319	(70)
Allowance for equity funds used during construction	(163)	(182)
Stock based compensation expense	77	51
Estimated loss on Kemper IGCC	182	798
Income taxes receivable, non-current	(444)	—
Other, net	7	(116)
Changes in certain current assets and liabilities —
-Receivables	(118)	(640)
-Fossil fuel stock	239	522
-Materials and supplies	(22)	(45)
-Other current assets	(18)	(29)
-Accounts payable	(266)	(92)
-Accrued taxes	408	403
-Accrued compensation	(129)	96
-Mirror CWIP	99	112
-Other current liabilities	171	20
Net cash provided from operating activities	5,088	4,687
Investing Activities:
Plant acquisitions	(1,128)	(218)
Property additions	(3,490)	(3,686)
Investment in restricted cash	—	(11)
Nuclear decommissioning trust fund purchases	(1,164)	(635)
Nuclear decommissioning trust fund sales	1,159	633
Cost of removal, net of salvage	(118)	(106)
Change in construction payables, net	20	11
Prepaid long-term service agreement	(166)	(145)
Other investing activities	7	—
Net cash used for investing activities	(4,880)	(4,157)
Financing Activities:
Increase (decrease) in notes payable, net	662	(1,117)
Proceeds —
Long-term debt issuances	3,992	2,715
Interest-bearing refundable deposit	—	75
Common stock issuances	136	484
Short-term borrowings	280	—
Redemptions and repurchases —
Long-term debt	(2,562)	(437)
Interest-bearing refundable deposits	(275)	—
Preferred and preference stock	(412)	—
Common stock	(115)	(5)
Short-term borrowings	(255)	—
Payment of common stock dividends	(1,465)	(1,391)
Payment of dividends on preferred and preference stock of subsidiaries	(48)	(51)
Other financing activities	253	(48)
Net cash provided from financing activities	191	225
Net Change in Cash and Cash Equivalents	399	755
Cash and Cash Equivalents at Beginning of Period	710	659
Cash and Cash Equivalents at End of Period	$1,109	$1,414
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $88 and $80 capitalized for 2015 and 2014, respectively)	$590	$560
Income taxes, net	(13)	263
Noncash transactions — Accrued property additions at end of period	483	415
The accompanying notes as they relate to Southern Company are an integral part of these consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2015	At December 31, 2014
	(in millions)
Current Assets:
Cash and cash equivalents	$1,109	$710
Receivables —
Customer accounts receivable	1,432	1,090
Unbilled revenues	488	432
Under recovered regulatory clause revenues	126	136
Other accounts and notes receivable	248	307
Accumulated provision for uncollectible accounts	(19)	(18)
Fossil fuel stock, at average cost	691	930
Materials and supplies, at average cost	1,046	1,039
Vacation pay	177	177
Prepaid expenses	248	665
Deferred income taxes, current	258	506
Other regulatory assets, current	421	346
Other current assets	45	50
Total current assets	6,270	6,370
Property, Plant, and Equipment:
In service	71,929	70,013
Less accumulated depreciation	24,190	24,059
Plant in service, net of depreciation	47,739	45,954
Other utility plant, net	73	211
Nuclear fuel, at amortized cost	869	911
Construction work in progress	9,562	7,792
Total property, plant, and equipment	58,243	54,868
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,473	1,546
Leveraged leases	752	743
Miscellaneous property and investments	489	203
Total other property and investments	2,714	2,492
Deferred Charges and Other Assets:
Deferred charges related to income taxes	1,553	1,510
Unamortized debt issuance expense	203	202
Unamortized loss on reacquired debt	232	243
Other regulatory assets, deferred	4,733	4,334
Income taxes receivable, non-current	444	—
Other deferred charges and assets	823	904
Total deferred charges and other assets	7,988	7,193
Total Assets	$75,215	$70,923
The accompanying notes as they relate to Southern Company are an integral part of these consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At September 30, 2015	At December 31, 2014
	(in millions)
Current Liabilities:
Securities due within one year	$3,313	$3,333
Interest-bearing refundable deposits	—	275
Notes payable	1,490	803
Accounts payable	1,419	1,593
Customer deposits	400	390
Accrued taxes —
Accrued income taxes	404	151
Other accrued taxes	566	487
Accrued interest	223	295
Accrued vacation pay	223	223
Accrued compensation	462	576
Mirror CWIP	369	271
Other current liabilities	820	570
Total current liabilities	9,689	8,967
Long-term Debt	22,326	20,841
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	11,990	11,568
Deferred credits related to income taxes	183	192
Accumulated deferred investment tax credits	1,004	1,208
Employee benefit obligations	2,408	2,432
Asset retirement obligations	2,952	2,168
Unrecognized tax benefits	369	4
Other cost of removal obligations	1,210	1,215
Other regulatory liabilities, deferred	399	398
Other deferred credits and liabilities	603	590
Total deferred credits and other liabilities	21,118	19,775
Total Liabilities	53,133	49,583
Redeemable Preferred Stock of Subsidiaries	118	375
Redeemable Noncontrolling Interest	41	39
Stockholders' Equity:
Common Stockholders' Equity:
Common stock, par value $5 per share —
Authorized — 1.5 billion shares
Issued — September 30, 2015: 912 million shares
— December 31, 2014: 909 million shares
Treasury — September 30, 2015: 3.3 million shares
— December 31, 2014: 0.7 million shares
Par value	4,558	4,539
Paid-in capital	6,150	5,955
Treasury, at cost	(141)	(26)
Retained earnings	10,233	9,609
Accumulated other comprehensive loss	(136)	(128)
Total Common Stockholders' Equity	20,664	19,949
Preferred and Preference Stock of Subsidiaries	609	756
Noncontrolling Interest	650	221
Total Stockholders' Equity	21,923	20,926
Total Liabilities and Stockholders' Equity	$75,215	$70,923
The accompanying notes as they relate to Southern Company are an integral part of these consolidated financial statements.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2015 vs. THIRD QUARTER 2014
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
Proposed Merger with AGL Resources
On August 23, 2015, Southern Company, AGL Resources, and Merger Sub entered into the Merger Agreement. Under the terms of the Merger Agreement, subject to the satisfaction or waiver (if permissible under applicable law) of specified conditions, Merger Sub will be merged with and into AGL Resources. AGL Resources will survive the Merger and become a wholly-owned direct subsidiary of Southern Company. Upon the consummation of the Merger, each share of common stock of AGL Resources issued and outstanding immediately prior to the effective time of the Merger (Effective Time), other than shares owned by AGL Resources as treasury stock, shares owned by a subsidiary of AGL Resources, and shares owned by shareholders who have properly exercised and perfected dissenters' rights, will be converted into the right to receive $66 in cash, without interest and less any applicable withholding taxes (Merger Consideration). Other equity-based securities of AGL Resources will be cancelled for cash consideration or converted into new awards from Southern Company as described in the Merger Agreement.
Southern Company intends to initially fund the cash consideration for the Merger using approximately $7.0 billion of debt and $1.0 billion of equity. Southern Company expects to issue approximately $2.0 billion of additional equity through 2019 to offset a portion of the debt issued to fund the cash consideration for the Merger. In addition, Southern Company entered into the $8.1 billion Bridge Agreement on September 30, 2015 to provide financing for the Merger in the event long-term financing is not available.
Consummation of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, among others, (i) approval of the Merger Agreement by AGL Resources' shareholders, which is scheduled for vote on November 19, 2015, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the approval of the California Public Utilities Commission, Georgia PSC, Illinois Commerce Commission, Maryland PSC, New Jersey Board of Public Utilities, and Virginia State Corporation Commission, and other approvals required under applicable state laws, and the approval of the Federal Communications Commission (FCC) for the transfer of control over the FCC licenses of certain subsidiaries of AGL Resources and any other approval which Southern Company and AGL Resources agree are required, (iv) the absence of a judgment, order, decision, injunction, ruling, or other finding or agency requirement of a governmental entity prohibiting the consummation of the Merger, and (v) other customary closing conditions, including (a) subject to certain materiality qualifiers, the accuracy of each party's representations and warranties and (b) each party's performance in all material respects of its obligations under the Merger Agreement. Southern Company expects to complete the required state regulatory filings in the fourth quarter 2015.
Subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by August 23, 2016, which date may be extended by either party to February 23, 2017 if, on August 23, 2016, all

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

conditions to closing other than those relating to (i) regulatory approvals and (ii) the absence of legal restraints preventing consummation of the Merger (to the extent relating to regulatory approvals) have been satisfied. Upon termination of the Merger Agreement under certain specified circumstances, AGL Resources will be required to pay Southern Company a termination fee of $201 million or reimburse Southern Company’s expenses up to $5 million (which reimbursement shall reduce on a dollar-for-dollar basis any termination fee subsequently payable by AGL Resources). Southern Company currently expects to complete the transaction in the second half of 2016.
Prior to the Merger, Southern Company and AGL Resources will continue to operate as separate companies. Accordingly, except for specific references to the pending Merger, the descriptions of strategy and outlook and the risks and challenges Southern Company faces, and the discussion and analysis of results of operations and financial condition set forth herein relate solely to Southern Company. See Note (I) to the Condensed Financial Statements and RISK FACTORS in Item 1A herein for additional information regarding the Merger and the various risks related thereto.
The ultimate outcome of these matters cannot be determined at this time.
Construction Program
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
Key Performance Indicators
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$241	33.6	$416	24.8
Southern Company's third quarter 2015 net income after dividends on preferred and preference stock of subsidiaries was $959 million ($1.05 per share) compared to $718 million ($0.80 per share) for the third quarter 2014. The increase was primarily related to lower pre-tax charges of $150 million ($93 million after tax) in the third quarter 2015 compared to a pre-tax charge of $418 million ($258 million after tax) in the third quarter 2014 for revisions of the estimated costs expected to be incurred on Mississippi Power's construction of the Kemper IGCC and an increase in retail base rates. The increases were partially offset by increases in non-fuel operations and maintenance expenses.
Southern Company's year-to-date 2015 net income after dividends on preferred and preference stock of subsidiaries was $2.1 billion ($2.30 per share) compared to $1.7 billion ($1.88 per share) for the corresponding period in 2014. The increase was primarily the result of lower pre-tax charges of $182 million ($112 million after tax) recorded in 2015 compared to pre-tax charges of $798 million ($493 million after tax) recorded in the corresponding period in 2014 for revisions of estimated costs expected to be incurred on Mississippi Power's construction of the Kemper

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IGCC, as well as an increase in retail base rates. The increases were partially offset by increases in non-fuel operations and maintenance expenses.
Retail Revenues

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$143	3.1	$(228)	(1.9)
In the third quarter 2015, retail revenues were $4.7 billion compared to $4.6 billion for the corresponding period in 2014. For year-to-date 2015, retail revenues were $12.0 billion compared to $12.2 billion for the corresponding period in 2014.
Details of the changes in retail revenues were as follows:

	Third Quarter 2015		Year-to-Date 2015
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$4,558		$12,186
Estimated change resulting from –
Rates and pricing	130	2.9	237	1.9
Sales growth	11	0.2	52	0.4
Weather	50	1.1	59	0.5
Fuel and other cost recovery	(48)	(1.1)	(576)	(4.7)
Retail – current year	$4,701	3.1%	$11,958	(1.9)%
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2015 when compared to the corresponding periods in 2014 primarily due to increased revenues at Alabama Power associated with an increase in rates under rate stabilization and equalization (Rate RSE) and at Georgia Power related to base tariff increases approved under the 2013 ARP and increases in collections for financing costs related to the construction of Plant Vogtle Units 3 and 4 through the NCCR tariff, all effective January 1, 2015, as well as higher contributions from variable demand-driven pricing from commercial and industrial customers. The year-to-date 2015 increase was partially offset by the correction of an error affecting billings since 2013 to a small number of large commercial and industrial customers under a rate plan allowing for variable demand-driven pricing at Georgia Power. See Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Alabama Power – Rate RSE" and "Retail Regulatory Matters – Georgia Power – Rate Plans" in Item 8 of the Form 10-K and Note (A) to the Condensed Financial Statements herein for additional information.
Revenues attributable to changes in sales increased in the third quarter 2015 when compared to the corresponding period in 2014. Weather-adjusted commercial KWH sales increased 1.0% in the third quarter 2015 primarily due to customer growth and increased customer usage. Weather-adjusted residential KWH sales increased 0.1% in the third quarter 2015 due to customer growth, partially offset by decreased customer usage. Industrial KWH sales decreased 0.6% in the third quarter 2015 primarily due to decreased sales in the chemicals, paper, primary metals, and non-manufacturing sectors, partially offset by increased sales in the transportation, stone, clay, and glass, lumber, and pipeline sectors. A strong dollar, low oil prices, and weak global growth conditions have constrained growth in the industrial sector.
Revenues attributable to changes in sales increased for year-to-date 2015 when compared to the corresponding period in 2014. Weather-adjusted commercial KWH sales increased 0.8% for year-to-date 2015 primarily due to customer growth and increased customer usage. Weather-adjusted residential KWH sales increased 0.5% for year-to-date 2015 as a result of customer growth, partially offset by decreased customer usage. Industrial KWH sales increased 0.5% for year-to-date 2015 primarily due to increased sales in the transportation, stone, clay, and glass,

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

pipeline, lumber, and petroleum sectors, partially offset by decreased sales in the primary metals, chemicals, and paper sectors.
In the first quarter 2015, Mississippi Power updated the methodology to estimate the unbilled revenue allocation among customer classes. This change did not have a significant impact on net income. The KWH sales variances discussed above reflect an adjustment to the estimated allocation of Mississippi Power's unbilled third quarter and year-to-date 2014 KWH sales among customer classes that is consistent with the actual allocation in 2015. Without this adjustment, third quarter 2015 weather-adjusted residential sales increased 0.1%, weather-adjusted commercial sales increased 1.2%, and industrial KWH sales decreased 0.6% as compared to the corresponding period in 2014. Also, without this adjustment, year-to-date 2015 weather-adjusted residential sales increased 0.4%, weather-adjusted commercial sales increased 0.7%, and industrial KWH sales increased 0.4% as compared to the corresponding period in 2014.
Fuel and other cost recovery revenues decreased $48 million and $576 million in the third quarter and year-to-date 2015, respectively, when compared to the corresponding periods in 2014 primarily due to a decrease in fuel prices.
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
Wholesale Revenues

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$(80)	(13.3)	$(284)	(16.5)
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
In the third quarter 2015, wholesale revenues were $520 million compared to $600 million for the corresponding period in 2014 related to a $52 million decrease in energy revenues and a $28 million decrease in capacity revenues. For year-to-date 2015, wholesale revenues were $1.4 billion compared to $1.7 billion for the corresponding period in 2014 related to a $214 million decrease in energy revenues and a $70 million decrease in capacity revenues. The decreases in energy revenues were primarily related to lower fuel costs, partially offset by increases in energy revenues from new solar PPAs at Southern Power. The decreases in capacity revenues were primarily due to the expiration of wholesale contracts in December 2014 at Georgia Power, unit retirements at Georgia Power, and PPA expirations at Southern Power.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel and Purchased Power Expenses

	Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(136)	(8.2)	$(833)	(17.5)
Purchased power	(1)	(0.5)	(7)	(1.4)
Total fuel and purchased power expenses	$(137)		$(840)
In the third quarter 2015, total fuel and purchased power expenses were $1.7 billion compared to $1.9 billion for the corresponding period in 2014. The decrease was primarily the result of a $139 million decrease in the average cost of fuel and purchased power primarily due to lower natural gas prices and a $26 million decrease in the volume of KWHs generated, partially offset by a $28 million increase in the volume of KWHs purchased.
For year-to-date 2015, total fuel and purchased power expenses were $4.4 billion compared to $5.3 billion for the corresponding period in 2014. The decrease was primarily the result of a $918 million decrease in the average cost of fuel and purchased power primarily due to lower coal and natural gas prices and a $22 million decrease in the volume of KWHs generated, partially offset by a $100 million increase in the volume of KWHs purchased.
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
Details of the Southern Company system's generation and purchased power were as follows:

	Third Quarter 2015	Third Quarter 2014	Year-to-Date 2015	Year-to-Date 2014
Total generation (billions of KWHs)	53	54	146	147
Total purchased power (billions of KWHs)	4	3	10	9
Sources of generation (percent) —
Coal	40	44	37	45
Nuclear	15	15	16	16
Gas	43	40	44	36
Hydro	1	1	2	3
Renewables	1	—	1	—
Cost of fuel, generated (cents per net KWH) —
Coal	3.86	3.63	3.65	3.87
Nuclear	0.84	0.84	0.78	0.87
Gas	2.71	3.42	2.72	3.77
Average cost of fuel, generated (cents per net KWH)	2.90	3.13	2.78	3.34
Average cost of purchased power (cents per net KWH)(*)	5.95	6.77	6.13	7.60

(*)	Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel
In the third quarter 2015, fuel expense was $1.5 billion compared to $1.7 billion for the corresponding period in 2014. The decrease was primarily due to a 20.8% decrease in the average cost of natural gas per KWH generated and a 9.4% decrease in the volume of KWHs generated by coal, partially offset by a 7.8% increase in the volume of KWHs generated by natural gas and a 6.3% increase in the average cost of coal per KWH generated.
For year-to-date 2015, fuel expense was $3.9 billion compared to $4.8 billion for the corresponding period in 2014. The decrease was primarily due to a 27.9% decrease in the average cost of natural gas per KWH generated, a 17.0% decrease in the volume of KWHs generated by coal, and a 5.7% decrease in the average cost of coal per KWH generated, partially offset by a 22.5% increase in the volume of KWHs generated by natural gas.
Purchased Power
In the third quarter 2015, purchased power expense was $193 million compared to $194 million for the corresponding period in 2014. The decrease was primarily due to a 12.1% decrease in the average cost per KWH purchased primarily as a result of lower natural gas prices, partially offset by an 11.3% increase in the volume of KWHs purchased.
For year-to-date 2015, purchased power expense was $507 million compared to $514 million for the corresponding period in 2014. The decrease was primarily due to a 19.3% decrease in the average cost per KWH purchased primarily as a result of lower natural gas prices, partially offset by a 15.2% increase in the volume of KWHs purchased.
Energy purchases will vary depending on demand for energy within the Southern Company system's service territory, the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, and the availability of the Southern Company system's generation.
Other Operations and Maintenance Expenses

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$76	7.4	$294	9.7
In the third quarter 2015, other operations and maintenance expenses were $1.1 billion compared to $1.0 billion for the corresponding period in 2014. The increase was primarily due to a $31 million increase in employee compensation and benefits including pension costs, a $26 million increase in generation expenses primarily related to non-outage operations and maintenance, $11 million related to AGL Resources acquisition costs, and a $5 million increase in customer accounts, service, and sales costs primarily related to customer incentive and demand side management programs, partially offset by a $19 million decrease in transmission and distribution costs primarily related to overhead line maintenance and an $11 million decrease in scheduled outage and maintenance costs at generation facilities. In addition, in the third quarter 2014, Alabama Power deferred approximately $16 million of certain non-nuclear outage expenditures under an accounting order.
For year-to-date 2015, other operations and maintenance expenses were $3.3 billion compared to $3.0 billion for the corresponding period in 2014. The increase was primarily due to an $88 million increase in employee compensation and benefits including pension costs, a $69 million increase in generation expenses primarily related to non-outage operations and maintenance, a $26 million increase in customer accounts, service, and sales costs primarily related to customer incentive and demand side management programs, a $19 million increase in scheduled outage and maintenance costs at generation facilities, and $11 million related to AGL Resources acquisition costs, partially offset by a $16 million decrease in transmission and distribution costs primarily related to overhead line maintenance. In addition, in the first nine months of 2014, Alabama Power deferred approximately $57 million of certain non-nuclear outage expenditures under an accounting order.

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
Depreciation and Amortization

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$14	2.7	$—	—
In the third quarter 2015, depreciation and amortization was $528 million compared to $514 million for the corresponding period in 2014. The increase was primarily due to a $27 million increase related to additional plant in service at the traditional operating companies and Southern Power and a $9 million increase in amortization of regulatory assets associated with the Kemper IGCC at Mississippi Power primarily as a result of interim rates that became effective with the first billing cycle in September (on August 19). These increases were partially offset by a $23 million decrease as a result of a reduction in depreciation rates at Alabama Power effective January 1, 2015.
For year-to-date 2015, depreciation and amortization was flat compared to the corresponding period in 2014 primarily due to a $74 million increase related to additional plant in service at the traditional operating companies and Southern Power and a $10 million increase in amortization of regulatory assets associated with the Kemper IGCC at Mississippi Power primarily as a result of interim rates that became effective with the first billing cycle in September (on August 19). These increases were offset by a $72 million decrease as a result of a reduction in depreciation rates at Alabama Power effective January 1, 2015 and a $15 million reduction in depreciation at Gulf Power, as approved by the Florida PSC. See Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Gulf Power – Retail Base Rate Case" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters – Gulf Power – Retail Base Rate Case" herein for additional information.
Also see Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Estimated Loss on Kemper IGCC

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$(268)	(64.1)	$(616)	(77.2)
In the third quarter 2015 and 2014, estimated probable losses on the Kemper IGCC of $150 million and $418 million, respectively, were recorded at Southern Company. For year-to-date 2015 and 2014, estimated probable losses on the Kemper IGCC of $182 million and $798 million, respectively, were recorded at Southern Company. These losses reflect revisions of estimated costs expected to be incurred on Mississippi Power's construction of the Kemper IGCC in excess of the $2.88 billion cost cap established by the Mississippi PSC, net of $245 million of grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2 (DOE Grants) and excluding the cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, AFUDC, and certain general exceptions, including change of law, force majeure, and beneficial capital (which exists when Mississippi Power demonstrates that the purpose and effect of the construction cost increase is to produce efficiencies that will result in a neutral or favorable effect on customers relative to the original proposal for the CPCN) (Cost Cap Exceptions). See FUTURE EARNINGS POTENTIAL – "Construction Program – Integrated Coal Gasification Combined Cycle" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allowance for Equity Funds Used During Construction

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$(3)	(4.8)	$(19)	(10.4)
For year-to-date 2015, AFUDC equity was $163 million compared to $182 million for the corresponding period in 2014. The decrease was primarily due to Mississippi Power placing the combined cycle and the associated common facilities portion of the Kemper IGCC in service in August 2014, partially offset by environmental and transmission projects under construction by the traditional operating companies. See Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information regarding the Kemper IGCC.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$11	5.3	$(11)	(1.8)
In the third quarter 2015, interest expense, net of amounts capitalized was $218 million compared to $207 million in the corresponding period in 2014. The increase was primarily due to an increase in outstanding long-term debt.
For year-to-date 2015, interest expense, net of amounts capitalized was $612 million compared to $623 million in the corresponding period in 2014. The decrease was primarily due to a $50 million decrease related to the termination of the asset purchase agreement (APA) between Mississippi Power and SMEPA which also required the return of SMEPA's deposits at a lower rate of interest than accrued, partially offset by an increase in outstanding long-term debt. See Note (E) to the Condensed Financial Statements herein for additional information. Also see Note (B) "Integrated Coal Gasification Combined Cycle – Termination of Proposed Sale of Undivided Interest to SMEPA" herein for additional information.
Other Income (Expense), Net

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$(14)	N/M	$(21)	N/M
N/M – Not meaningful
In the third quarter 2015, other income (expense), net was $(21) million compared to $(7) million for the corresponding period in 2014. The change was primarily due to a decrease in sales of non-utility property in 2015 at Alabama Power.
For year-to-date 2015, other income (expense), net was $(41) million compared to $(20) million for the corresponding period in 2014. The change was primarily due to an increase in donations and a decrease in sales of non-utility property in 2015 at Alabama Power.
Income Taxes

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$108	27.6	$187	21.0
In the third quarter 2015, income taxes were $500 million compared to $392 million for the corresponding period in 2014. The increase primarily reflects a reduction in tax benefits related to the estimated probable losses on Mississippi Power's construction of the Kemper IGCC recorded in 2014 and higher pre-tax earnings.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For year-to-date 2015, income taxes were $1.1 billion compared to $889 million for the corresponding period in 2014. The increase primarily reflects a reduction in tax benefits related to the estimated probable losses on Mississippi Power's construction of the Kemper IGCC recorded in 2014 and beneficial changes that impacted 2014 state income taxes, partially offset by state income tax benefits realized in 2015 and increased federal income tax benefits related to ITCs on Southern Power solar projects in 2015.
See Note (G) to the Condensed Financial Statements herein for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Company's future earnings potential. The level of Southern Company's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of the Southern Company system's primary business of selling electricity. These factors include the traditional operating companies' ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently-incurred costs during a time of increasing costs and the completion and subsequent operation of the Kemper IGCC and Plant Vogtle Units 3 and 4 as well as other ongoing construction projects. Other major factors include the profitability of the competitive wholesale business and successfully expanding investments in renewable and other energy projects. Future earnings for the electricity business in the near term will depend, in part, upon maintaining and growing sales which are subject to a number of factors. These factors include weather, competition, new energy contracts with other utilities and other wholesale customers, energy conservation practiced by customers, the use of alternative energy sources by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in the service territory. In addition, the level of future earnings for the wholesale business also depends on numerous factors including regulatory matters, creditworthiness of customers, total generating capacity available and related costs, future acquisitions and construction of generating facilities, including the impact of ITCs, and the successful remarketing of capacity as current contracts expire. Demand for electricity for the traditional operating companies and Southern Power is partially driven by economic growth. The pace of economic growth and electricity demand may be affected by changes in regional and global economic conditions, which may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Southern Company in Item 7 of the Form 10-K.
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
On August 24, 2015, the U.S. District Court for the Northern District of Alabama entered an order approving the joint stipulation among Alabama Power, the EPA, and the U.S. Department of Justice modifying the 2006 consent decree to resolve all remaining claims for relief alleged in the case. Under the modified consent decree, Alabama Power will, without admitting liability, operate certain units subject to emission rates and an annual emissions cap; use only natural gas at certain other units, including a unit co-owned by Mississippi Power; retire certain units at

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plants Gorgas and Barry; pay a $100,000 civil penalty; and invest $1.5 million in electric transportation infrastructure projects over three years.
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
Air Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Air Quality" of Southern Company in Item 7 of the Form 10-K for additional information regarding the EPA's proposed regulations governing emissions during startup, shutdown, or malfunction (SSM), the final MATS rule, the Cross State Air Pollution Rule (CSAPR), and the eight-hour National Ambient Air Quality Standard (NAAQS) for ozone.
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
On October 26, 2015, the EPA published a more stringent eight-hour NAAQS for ozone. This new standard could potentially require additional emission controls, improvements in control efficiency, and operational fuel changes and could affect the siting of new generating facilities. The ultimate impact of this matter will depend on any legal challenges and implementation of the final rule and cannot be determined at this time.
Water Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Water Quality" of Southern Company in Item 7 of the Form 10-K for additional information regarding the EPA's and the U.S. Army Corps of Engineers' rule revising the definition of waters of the U.S. under the Clean Water Act (CWA) and the EPA's revisions to effluent guidelines.
On June 29, 2015, the EPA and the U.S. Army Corps of Engineers jointly published a final rule revising the regulatory definition of waters of the U.S. for all CWA programs. The final rule significantly expands the scope of federal jurisdiction under the CWA and could have significant impacts on economic development projects which could affect customer demand growth. In addition, this rule could significantly increase permitting and regulatory requirements and costs associated with the siting of new facilities and the installation, expansion, and maintenance

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of transmission and distribution lines. The rule became effective August 28, 2015, but on October 9, 2015, the U.S. Court of Appeals for the Sixth Circuit issued an order staying implementation of the final rule. The ultimate impact of the final rule will depend on the outcome of this and other pending legal challenges and the EPA's and the U.S. Army Corps of Engineers' field-level implementation of the rule and cannot be determined at this time.
On November 3, 2015, the EPA published final revisions to technology-based limits for certain wastestreams from steam electric power plants. These revisions impose stringent steam effluent guidelines and technology requirements for wastewater discharges at affected units. Compliance with these revisions could result in significant additional capital expenditures and could affect future unit retirement and replacement decisions. The ultimate impact of these revisions will depend on any legal challenges and implementation of the final revisions and cannot be determined at this time.
Coal Combustion Residuals
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Coal Combustion Residuals" of Southern Company in Item 7 of the Form 10-K for additional information regarding the EPA's regulation of CCR.
On April 17, 2015, the EPA published the Disposal of Coal Combustion Residuals from Electric Utilities final rule (CCR Rule) in the Federal Register, which became effective on October 19, 2015. Based on initial cost estimates for closure in place and groundwater monitoring of ash ponds pursuant to the CCR Rule, during the second quarter 2015, Southern Company recorded incremental asset retirement obligations (ARO) of approximately $700 million related to the CCR Rule. As further analysis is performed, including evaluation of the expected method of compliance, refinement of assumptions underlying the cost estimates, such as the quantities of CCR at each site, and the determination of timing, including the potential for closing ash ponds prior to the end of their currently anticipated useful life, the traditional operating companies expect to continue to periodically update these estimates. The ultimate impact of the CCR Rule cannot be determined at this time and will depend on the traditional operating companies' ongoing review of the CCR Rule, the results of initial and ongoing minimum criteria assessments, and the outcome of legal challenges. See Note (A) to the Condensed Financial Statements herein for additional information regarding Southern Company's AROs as of September 30, 2015.
Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Southern Company in Item 7 of the Form 10-K for additional information regarding the EPA's proposed regulation of CO2 from fossil-fuel-fired electric generating units.
On October 23, 2015, two final actions by the EPA that would limit CO2 emissions from fossil fuel-fired electric generating units were published in the Federal Register. One of the final actions contains specific emission standards governing CO2 emissions from new, modified, and reconstructed units. The other final action establishes guidelines for states to develop plans to meet EPA-mandated CO2 emission rates for existing units. The EPA's final guidelines require state plans to meet interim CO2 performance rates between 2022 and 2029 and final rates in 2030 and thereafter. At the same time, a proposed federal plan and proposed model rule were published that states can adopt or that would be put in place if, in response to the final guidelines, a state either does not submit a state plan or its plan is not approved by the EPA.
These guidelines and standards could result in operational restrictions and material compliance costs, including capital expenditures, which could affect future unit retirement and replacement decisions. Southern Company's results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates or through market-based contracts. However, the ultimate financial and operational impact of the final rules on the Southern Company system cannot be determined at this time and will depend on numerous factors including the Southern Company system's ongoing review of the final rules; the outcome of any legal challenges, including legal challenges filed by the traditional operating companies; individual state implementation of the EPA's final guidelines, including the potential that state plans impose different

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

standards; additional rulemaking activities in response to legal challenges and related court decisions; the impact of future changes in generation and emissions-related technology and costs; the impact of future decisions regarding unit retirement and replacement, including the type and amount of any such replacement capacity; and the time periods over which compliance will be required.
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
Retail Regulatory Matters
Retail Fuel Cost Recovery
The traditional operating companies each have established fuel cost recovery rates approved by their respective state PSCs. Fuel cost recovery revenues are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes in the billing factor will not have a significant effect on Southern Company's revenues or net income, but will affect cash flow. The traditional operating companies continuously monitor their under or over recovered fuel cost balances. On September 18, 2015, Georgia Power filed a rate request with the Georgia PSC to lower total annual billings by approximately $268 million effective January 1, 2016. The Georgia PSC is scheduled to vote on this matter on December 15, 2015. The ultimate outcome of this matter cannot be determined at this time.
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

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 3, 2015, the Alabama PSC approved a modification to Rate CNP Environmental to include compliance costs for both environmental and non-environmental mandates. The recoverable non-environmental compliance costs result from laws, regulations, and other mandates directed at the utility industry involving the security, reliability, safety, sustainability, or similar considerations impacting Alabama Power's facilities or operations. This modification to Rate CNP Environmental was effective March 20, 2015 with the revised rate now defined as Rate CNP Compliance. Alabama Power incurred $50 million of non-environmental compliance costs during the first nine months of 2015 and will be limited to recovery of $50 million for the year. Customer rates will not be impacted before January 2016; therefore, the modification will increase the under recovered position for Rate CNP Compliance during 2015.
On August 14, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-13, allowing the NPNS exception for physical forward transactions in nodal energy markets, consistent with the manner in which Alabama Power currently accounts for its two wind PPAs. The new accounting guidance will have no impact on Southern Company's financial statements.
Environmental Accounting Order
In April 2015, as part of its environmental compliance strategy, Alabama Power retired Plant Gorgas Units 6 and 7. These units represented 200 MWs of Alabama Power's approximately 12,200 MWs of generating capacity. Additionally, in April 2015, Alabama Power ceased using coal at Plant Barry Units 1 and 2 (250 MWs), but such units will remain available on a limited basis with natural gas as the fuel source. No later than April 2016, Alabama Power expects to cease using coal at Plant Greene County Units 1 and 2 (300 MWs) and begin operating those units solely on natural gas. On August 24, 2015, the U.S. District Court for the Northern District of Alabama entered an order approving the joint stipulation in the New Source Review (NSR) action. In accordance with the joint stipulation, Alabama Power retired Plant Barry Unit 3 (225 MWs) and it is no longer available for generation. See Note (B) to the Condensed Financial Statements herein for additional information regarding the NSR actions.
In accordance with an accounting order from the Alabama PSC, Alabama Power transferred the unrecovered plant asset balances to a regulatory asset at their respective retirement dates. The regulatory asset will be amortized over the remaining useful lives, as established prior to the decision for retirement, and recovered through Rate CNP. As a result, these decisions will not have a significant impact on Southern Company's financial statements. See Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Alabama Power – Rate CNP" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters – Alabama Power – Rate CNP" herein for additional information.
Renewable Energy
On September 1, 2015, the Alabama PSC approved Alabama Power's petition for a Renewable Generation Certificate. This will allow Alabama Power to build its own renewable projects each less than 80 MWs or purchase power from other renewable-generated sources up to 500 MWs.
Georgia Power
Georgia Power's revenues from regulated retail operations are collected through various rate mechanisms subject to the oversight of the Georgia PSC. Georgia Power currently recovers its costs from the regulated retail business through the 2013 ARP, which includes traditional base tariff rates, Demand-Side Management (DSM) tariffs, Environmental Compliance Cost Recovery (ECCR) tariffs, and Municipal Franchise Fee (MFF) tariffs. In addition, financing costs related to the construction of Plant Vogtle Units 3 and 4 are being collected through the NCCR tariff and fuel costs are collected through separate fuel cost recovery tariffs. See "Construction Program – Nuclear Construction" and "Retail Regulatory Matters – Retail Fuel Cost Recovery" herein for additional information regarding Georgia Power's recent NCCR tariff filing and fuel rate request, respectively. See Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Georgia Power" in Item 8 of the Form 10-K for additional information.

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
On July 21, 2015, the Georgia PSC approved Georgia Power's request to build, own, and operate an up to 46-MW solar generation facility at a U.S. Marine Corps base in Albany, Georgia by the end of 2016.
Rate Plans
In accordance with the terms of the 2013 ARP, on October 2, 2015, Georgia Power filed the following tariff adjustments with the Georgia PSC to become effective January 1, 2016 pending its approval:

•	increase in traditional base tariffs by approximately $49 million;

•	increase in the environmental compliance cost recovery tariff by approximately $75 million;

•	increase in the demand-side management tariffs by approximately $7 million; and

•	increase in the municipal franchise fee tariff by approximately $13 million.
The ultimate outcome of this matter cannot be determined at this time.
Integrated Resource Plan
To comply with the April 16, 2015 effective date of the MATS rule, Plant Branch Units 1, 3, and 4 (1,266 MWs), Plant Yates Units 1 through 5 (579 MWs), and Plant McManus Units 1 and 2 (122 MWs) were retired on April 15, 2015. In addition, operations were discontinued at Plant Mitchell Unit 3 (155 MWs) and its decertification will be requested in connection with the triennial Integrated Resource Plan in 2016. The switch to natural gas as the primary fuel is complete at Plant Yates Units 7 and 6 and the units were returned to service on May 4, 2015 and June 27, 2015, respectively. On October 13, 2015, Plant Kraft Units 1 through 4 (316 MWs) were retired.
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
Mississippi Power
2015 Rate Case
On May 15, 2015 and July 10, 2015, Mississippi Power filed alternative rate proposals related to recovery of Kemper IGCC-related costs with the Mississippi PSC. On August 13, 2015, the Mississippi PSC approved the implementation of interim rates designed to collect approximately $159 million annually. See Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle – Rate Recovery of Kemper IGCC Costs – 2015 Rate Case" herein for additional information.

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
Integrated Coal Gasification Combined Cycle
From 2013 through September 30, 2015, Southern Company recorded pre-tax charges totaling $2.23 billion ($1.4 billion after tax) for revisions of estimated costs expected to be incurred on Mississippi Power's construction of the Kemper IGCC above the $2.88 billion cost cap established by the Mississippi PSC, net of the DOE Grants and excluding the Cost Cap Exceptions. In subsequent periods, any further changes in the estimated costs to complete construction of the Kemper IGCC subject to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, will be reflected in Southern Company's statements of income and these changes could be material.
On February 12, 2015, the Mississippi Supreme Court reversed the Mississippi PSC's March 2013 order that authorized Mississippi Power's collection of $156 million annually to be recorded as Mirror CWIP and directed the Mississippi PSC to enter an order requiring Mississippi Power to refund the Mirror CWIP amounts collected. The Mississippi PSC ordered that the Mirror CWIP rate be terminated effective July 20, 2015. Refunds of $342 million collected by Mississippi Power through July 2015 billings plus associated carrying costs will begin in November 2015.
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

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The return of approximately $301 million to SMEPA in June 2015 in connection with the termination of the APA, the required refund of the approximately $369 million of Mirror CWIP rate collections, including associated carrying costs through September 30, 2015, the termination of the Mirror CWIP rates, and the likely repayment to the IRS of approximately $235 million of unrecognized tax benefits associated with the ITCs that were allocated to the Kemper IGCC under Section 48A (Phase II) of the Internal Revenue Code if the in-service date of the Kemper IGCC extends beyond April 19, 2016 have adversely impacted Mississippi Power's financial condition.
As a result of the Mississippi Supreme Court's decision and these financial impacts, on July 10, 2015, Mississippi Power submitted a filing with the Mississippi PSC that included a request for interim rates, until such time as the Mississippi PSC renders a final decision on permanent rates, designed to recover Mississippi Power's costs associated with the Kemper IGCC assets that are commercially operational and currently providing service to customers (the transmission facilities, combined cycle, natural gas pipeline, and water pipeline) and other related costs (In-Service Asset Proposal). These interim rates are designed to collect approximately $159 million annually. On August 13, 2015, the Mississippi PSC approved the implementation of the interim rates that became effective with the first billing cycle in September (on August 19), subject to refund and certain other conditions. In addition, the Mississippi PSC reserved the right to modify or terminate the interim rates based upon a material change in circumstances. The Mississippi PSC is scheduled to issue a final order on or before December 8, 2015 related to permanent rates for the In-Service Asset Proposal. The ultimate outcome of these matters cannot be determined at this time.
Nuclear Construction
On April 15, 2015, the Georgia PSC issued a procedural order in connection with the twelfth Vogtle Construction Monitoring (VCM) report, which included a requested amendment (Requested Amendment) to the Plant Vogtle Units 3 and 4 certificate to reflect the Contractor's revised forecast for completion of Plant Vogtle Units 3 and 4 (second quarter of 2019 and second quarter of 2020, respectively) as well as to include the estimated owner's costs associated with the proposed 18-month Contractor delay and to increase the estimated total in-service capital cost of Plant Vogtle Units 3 and 4 to $5.0 billion. Pursuant to this order, the Georgia PSC deemed the Requested Amendment unnecessary and withdrawn until the completion of construction of Plant Vogtle Unit 3. The Georgia PSC recognized that the certified cost does not constitute a cost recovery cap. In accordance with the Georgia Integrated Resource Planning Act, any costs incurred by Georgia Power in excess of the certified amount will be included in rate base, provided Georgia Power shows the costs to be reasonable and prudent. Financing costs up to the certified amount will be collected through the NCCR tariff until the units are placed in service, while financing costs on any construction-related costs in excess of the $4.4 billion certified amount are expected to be recovered through AFUDC.
On August 28, 2015, Georgia Power filed its thirteenth VCM report with the Georgia PSC covering the period from January 1 through June 30, 2015, which requested approval for an additional $148 million of construction capital costs incurred during that period and reflected estimated financing costs during the construction period to total approximately $2.4 billion.
On October 30, 2015, Georgia Power filed to increase the NCCR tariff by approximately $19 million, effective January 1, 2016, pending Georgia PSC approval.
On October 27, 2015, Westinghouse and Chicago Bridge & Iron Company, N.V. (CB&I) announced an agreement under which Westinghouse or one of its affiliates will acquire CB&I Stone & Webster, Inc. (S&W) (formerly known as Stone & Webster, Inc.) from CB&I, subject to satisfaction of certain conditions to closing. In addition, on October 27, 2015, Westinghouse and the Vogtle Owners entered into a term sheet (Term Sheet) setting forth the terms of a settlement agreement to resolve disputes between the Vogtle Owners and the Contractor under the engineering, procurement, and construction agreement between the Vogtle Owners and the Contractor (Vogtle 3 and 4 Agreement), including the litigation pending in the U.S. District Court for the Southern District of Georgia between the Contractor and the Vogtle Owners (Vogtle Construction Litigation).

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In accordance with the Term Sheet, the Vogtle Owners and the Contractor will enter into mutual releases of all open claims which have been asserted, including any potential extension of such open claims, as well as future claims based on events occurring prior to the effective date of the release that potentially could have been asserted under the original terms of the Vogtle 3 and 4 Agreement, including the Vogtle Construction Litigation, which will be dismissed with prejudice. In addition, among other items, the Term Sheet provides that the guaranteed substantial completion dates under the Vogtle 3 and 4 Agreement will be revised to match the current estimated in-service dates of June 30, 2019 for Unit 3 and June 30, 2020 for Unit 4 and Georgia Power, based on its ownership interest, will pay to the Contractor and capitalize to the project cost approximately $350 million, of which approximately $120 million has been paid previously under the dispute resolution procedures of the Vogtle 3 and 4 Agreement. The settlement of the pending disputes between the Vogtle Owners and the Contractor, including the Vogtle Construction Litigation, is subject to consummation of Westinghouse's proposed acquisition of S&W. If this proposed acquisition is not completed, the Vogtle Construction Litigation will continue and the Contractor may from time to time continue to assert that it is entitled to additional payments with respect to its allegations, any of which could be substantial.
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
Investment Tax Credits
The IRS allocated $279 million (Phase II) of Internal Revenue Code Section 48A tax credits to Mississippi Power in connection with the Kemper IGCC. These tax credits are dependent upon meeting the IRS certification requirements, including an in-service date no later than April 19, 2016 and the capture and sequestration (via enhanced oil recovery) of at least 65% of the CO2 produced by the Kemper IGCC during operations in accordance with the Internal Revenue Code. Through September 30, 2015, Southern Company had recorded tax benefits totaling $276 million for the Phase II credits, of which approximately $235 million had been utilized. While the in-service date for the remainder of the Kemper IGCC is currently expected to occur in the first half of 2016, Mississippi Power now anticipates the in-service date to occur subsequent to April 19, 2016, but has not made a final determination to that effect. Due to this uncertainty, Southern Company has reflected these tax credits as unrecognized tax benefits and reclassified the Phase II credits to a current liability on its September 30, 2015 balance sheet, with no impact to net income. Repayment to the IRS would occur with the quarterly estimated tax payment following a final determination that the in-service date would occur subsequent to April 19, 2016. Any cash funding requirements necessary for Mississippi Power to make this repayment are expected to be provided by Southern Company. See Notes (B) and (G) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" and "Unrecognized Tax Benefits – Investment Tax Credits," respectively, herein for additional information. The ultimate outcome of this tax matter cannot be determined at this time.
Section 174 Research and Experimental Deduction
Southern Company reflected deductions for research and experimental (R&E) expenditures related to the Kemper IGCC in its federal income tax calculations for 2013, 2014, and 2015. In May 2015, Southern Company amended its 2008 through 2013 federal income tax returns to include deductions for Kemper IGCC-related R&E expenditures. Due to the uncertainty related to this tax position, Southern Company had unrecognized tax benefits associated with these R&E deductions totaling approximately $414 million as of September 30, 2015. See Note 5 to the financial statements of Southern Company under "Unrecognized Tax Benefits" in Item 8 of the Form 10-K and Notes (B) and (G) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle"

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and "Unrecognized Tax Benefits – Section 174 Research and Experimental Deduction," respectively, herein for additional information. The ultimate outcome of this tax matter cannot be determined at this time.
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
As a result of the revisions to the cost estimate, Southern Company recorded total pre-tax charges to income for the estimated probable losses on the Kemper IGCC of $150 million ($93 million after tax) in the third quarter 2015, $23 million ($14 million after tax) in the second quarter 2015, $9 million ($6 million after tax) in the first quarter 2015, $70 million ($43 million after tax) in the fourth quarter 2014, $418 million ($258 million after tax) in the third quarter 2014, $380 million ($235 million after tax) in the first quarter 2014, $40 million ($25 million after tax) in the fourth quarter 2013, $150 million ($93 million after tax) in the third quarter 2013, $450 million ($278 million after tax) in the second quarter 2013, and $540 million ($333 million after tax) in the first quarter 2013. In the aggregate, Southern Company has incurred charges of $2.23 billion ($1.4 billion after tax) as a result of changes in the cost estimate above the cost cap for the Kemper IGCC through September 30, 2015.

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
Mississippi Power's revised cost estimate includes costs through June 30, 2016. Any extension of the in-service date beyond June 2016 is currently estimated to result in additional base costs of approximately $25 million to $30 million per month, which includes maintaining necessary levels of start-up labor, materials, and fuel, as well as operational resources required to execute start-up and commissioning activities. However, additional costs may be required for remediation of any further equipment and/or design issues identified. Any extension of the in-service date with respect to the Kemper IGCC beyond June 30, 2016 would also increase costs for the Cost Cap Exceptions, which are not subject to the $2.88 billion cost cap established by the Mississippi PSC. These costs include AFUDC, which is currently estimated to total approximately $12 million per month, as well as carrying costs and operating expenses on Kemper IGCC assets placed in service and consulting fees and legal fees, a portion of which are being deferred as regulatory assets and are estimated to total approximately $6 million per month.
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
The liability for AROs primarily relates to the decommissioning of the nuclear facilities - Alabama Power's Plant Farley and Georgia Power's ownership interests in Plant Hatch and Plant Vogtle Units 1 and 2 - and facilities that are subject to the CCR Rule, primarily ash ponds. In addition, the Southern Company system has retirement obligations related to various landfill sites, asbestos removal, mine reclamation, and disposal of polychlorinated biphenyls in certain transformers. The Southern Company system also has identified retirement obligations related to certain transmission and distribution facilities, certain wireless communication towers, property associated with the Southern Company system's rail lines and natural gas pipelines, and certain structures authorized by the U.S. Army Corps of Engineers. However, liabilities for the removal of these assets have not been recorded because the settlement timing for the retirement obligations related to these assets is indeterminable and, therefore, the fair value of the retirement obligations cannot be reasonably estimated. A liability for these AROs will be recognized when sufficient information becomes available to support a reasonable estimation of the ARO.
As a result of the final CCR Rule discussed above, Alabama Power, Gulf Power, and Mississippi Power recorded new AROs for facilities that are subject to the CCR Rule. Georgia Power had previously recorded AROs as a result of state requirements in Georgia which closely align with the requirements of the CCR Rule. The cost estimates are

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

based on information using various assumptions related to closure and post-closure costs, timing of future cash outlays, inflation and discount rates, and the potential methods for complying with the CCR Rule requirements for closure in place. As further analysis is performed, including evaluation of the expected method of compliance, refinement of assumptions underlying the cost estimates, such as the quantities of CCR at each site, and the determination of timing, including the potential for closing ash ponds prior to the end of their currently anticipated useful life, the traditional operating companies expect to continue to periodically update these estimates.
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
On April 7, 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted and Southern Company intends to adopt the ASU in the fourth quarter 2015. The ASU is required to be applied retrospectively to all periods presented beginning in the year of adoption. Southern Company currently reflects unamortized debt issuance costs in unamortized debt issuance expense on its balance sheet. Upon adoption, the reclassification will not have a material impact on the results of operations, financial position, or cash flows of Southern Company.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Southern Company in Item 7 of the Form 10-K for additional information. Southern Company's financial condition remained stable at September 30, 2015. Through September 30, 2015, Southern Company has incurred non-recoverable cash expenditures of $1.8 billion and is expected to incur approximately $0.4 billion in additional non-recoverable cash expenditures through completion of the Kemper IGCC. Southern Company intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $5.1 billion for the first nine months of 2015, an increase of $0.4 billion from the corresponding period in 2014. The increase in net cash provided from operating activities was primarily due to an increase in fuel cost recovery, partially offset by timing of accounts payable. Net cash used for investing activities totaled $4.9 billion for the first nine months of 2015 primarily due to gross property additions for installation of equipment to comply with environmental standards, construction of generation, transmission, and distribution facilities, and acquisitions of solar facilities. Net cash provided from financing activities totaled $0.2 billion for the first nine months of 2015 primarily due to issuances of long-term debt, partially offset by common stock dividend payments and redemptions of long-term debt and preferred and preference stock. Fluctuations in cash flow from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant balance sheet changes for the first nine months of 2015 include an increase of $3.4 billion in total property, plant, and equipment to comply with environmental standards and construction of generation, transmission, and distribution facilities; a $0.4 billion increase in income taxes receivable, non-current and a $0.4 billion increase in accumulated deferred income taxes for deductions primarily related to R&E expenditures for the Kemper IGCC; an increase of $0.4 billion in accounts receivable primarily related to increases in customer billings; a $1.5 billion increase in short-term and long-term debt to fund the subsidiaries' continuous construction programs and for other general corporate purposes; and a $0.8 billion increase in AROs primarily related to the CCR Rule. See Notes (A), (B), and (G) to the Condensed Financial Statements herein for additional information regarding AROs, the Kemper IGCC, and R&E expenditures, respectively.
At the end of the third quarter 2015, the market price of Southern Company's common stock was $44.70 per share (based on the closing price as reported on the New York Stock Exchange) and the book value was $22.73 per share, representing a market-to-book ratio of 197%, compared to $49.11, $21.98, and 223%, respectively, at the end of 2014. Southern Company's common stock dividend for the third quarter 2015 was $0.5425 per share compared to $0.5250 per share in the third quarter 2014.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Company in Item 7 of the Form 10-K for a description of Southern Company's capital requirements for the construction programs of the Southern Company system, including estimated capital expenditures for new generating facilities and to comply with existing environmental statutes and regulations, scheduled maturities of long-term debt, as well as related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, trust funding requirements, and unrecognized tax benefits. Approximately $3.3 billion will be required through September 30, 2016 to fund maturities of long-term debt. See "Sources of Capital" herein for additional information. Subsequent to September 30, 2015, Alabama Power repaid at maturity $400 million aggregate principal amount of its Series 2012B 0.550% Senior Notes due October 15, 2015.
The Southern Company system's construction program is currently estimated to be $7.7 billion for 2015, $5.6 billion for 2016, and $4.3 billion for 2017, which includes expenditures related to construction and start-up of the Kemper IGCC of $834 million for 2015 and $281 million for 2016 and approximately $2.2 billion for acquisitions and/or construction of new Southern Power generating facilities in 2015.
The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental statutes and regulations; the outcome of any legal challenges to the environmental rules; changes in generating plants, including unit retirements and replacements and adding or changing fuel sources at existing units, to meet regulatory requirements; changes in FERC rules and regulations; PSC approvals; changes in the expected environmental compliance program; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; storm impacts; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. Additionally, planned expenditures for plant acquisitions may vary materially due to market opportunities and Southern Power's ability to execute its growth strategy. See Note 1 to the financial statements of Southern Company under "Acquisitions" in Item 8 of the Form 10-K and Note (I) to the Condensed Financial Statements under "Southern Power" herein for additional information regarding Southern Power's plant acquisitions. See Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" and "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" and "Integrated Coal Gasification Combined Cycle" herein for information regarding additional factors that may impact construction expenditures.
In addition to the Merger Consideration to be paid by Southern Company at the Effective Time, in connection with the Merger, Southern Company will also assume AGL Resources' outstanding indebtedness (approximately $4

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

billion on June 30, 2015). See OVERVIEW herein for additional information regarding the Merger, including the Merger Consideration.
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
In addition, Georgia Power may make borrowings through a loan guarantee agreement (Loan Guarantee Agreement) between Georgia Power and the DOE, the proceeds of which may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4. Under the Loan Guarantee Agreement, the DOE agreed to guarantee borrowings of up to $3.46 billion (not to exceed 70% of Eligible Project Costs) to be made by Georgia Power under a multi-advance credit facility (FFB Credit Facility) among Georgia Power, the DOE, and the FFB. Eligible Project Costs incurred through September 30, 2015 would allow for borrowings of up to $2.2 billion under the FFB Credit Facility, of which Georgia Power has borrowed $1.8 billion. See Note 6 to the financial statements of Southern Company under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information regarding the Loan Guarantee Agreement and Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
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
As of September 30, 2015, Southern Company's current liabilities exceeded current assets by $3.4 billion, primarily due to long-term debt that is due within one year, including approximately $0.5 billion at Southern Company, $0.6 billion at Alabama Power, $1.4 billion at Georgia Power, $0.4 billion at Mississippi Power, and $0.4 billion at Southern Power. In addition, Mississippi Power has $0.5 billion in short-term bank loans scheduled to mature on April 1, 2016. To meet short-term cash needs and contingencies, Southern Company has substantial cash flow from operating activities and access to capital markets and financial institutions. Southern Company, the traditional operating companies, and Southern Power intend to utilize operating cash flows, as well as commercial paper, lines of credit, bank notes, and securities issuances, as market conditions permit, as well as, under certain circumstances for the traditional operating companies and Southern Power, equity contributions and/or loans from Southern Company to meet their short-term capital needs. In addition, for the remainder of 2015, Georgia Power expects to utilize borrowings through the FFB Credit Facility as an additional source of long-term borrowed funds.
The financial condition of Mississippi Power and its ability to obtain funds needed for normal business operations and completion of the construction and start-up of the Kemper IGCC were adversely affected by the return of approximately $301 million of interest bearing refundable deposits to SMEPA in June 2015 in connection with the termination of the APA, the required refund of Mirror CWIP rate collections beginning in early November 2015 of approximately $369 million, including associated carrying costs, the termination of the Mirror CWIP rate, and the likely repayment of unrecognized tax benefits associated with the Phase II tax credits of $235 million. On August

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

13, 2015, the Mississippi PSC approved the implementation of interim rates, subject to refund and certain other conditions, and is scheduled to issue a final order on or before December 8, 2015 related to permanent rates for the In-Service Asset Proposal. Mississippi Power plans to obtain the funds required for construction and other purposes from operating cash flows and lines of credit (to the extent available) as well as loans and, under certain circumstances, equity contributions from Southern Company. See Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
At September 30, 2015, Southern Company and its subsidiaries had approximately $1.1 billion of cash and cash equivalents. Committed credit arrangements with banks at September 30, 2015 were as follows:

	Expires							Executable Term Loans		Due Within One Year
Company	2015	2016	2017	2018	2020	Total	Unused	One Year	Two Years	Term Out	No Term Out
	(in millions)					(in millions)		(in millions)		(in millions)
Southern Company (a)	$—	$—	$—	$1,000	$1,250	$2,250	$2,250	$—	$—	$—	$—
Alabama Power	—	40	—	500	800	1,340	1,339	—	—	—	40
Georgia Power	—	—	—	—	1,750	1,750	1,732	—	—	—	—
Gulf Power	20	225	30	—	—	275	275	50	—	50	195
Mississippi Power (b)	15	220	—	—	—	235	210	30	30	60	175
Southern Power (c)	—	—	—	—	600	600	567	—	—	—	—
Other	—	70	—	—	—	70	70	—	—	—	70
Total	$35	$555	$30	$1,500	$4,400	$6,520	$6,443	$80	$30	$110	$480

(a)	Excludes the $8.1 billion Bridge Agreement entered into in September 2015 that will be funded only to the extent necessary to provide financing for the Merger as discussed herein.

(b)	Subsequent to September 30, 2015, a $15 million bank credit arrangement expired pursuant to its terms.

(c)
Excludes the Tranquillity Credit Agreement assumed with the acquisition of Tranquillity on August 28, 2015, which is non-recourse to Southern Power Company, the proceeds of which are being used to finance project costs related to Tranquillity's solar facility currently under construction in California. See Note (I) to the Condensed Financial Statements herein for additional information regarding Tranquillity.

See Note 6 to the financial statements of Southern Company under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
As reflected in the table above, in August 2015, Southern Company, Alabama Power, Georgia Power, and Southern Power Company each amended and restated their multi-year credit arrangements, which, among other things, extended the maturity dates from 2018 to 2020. Southern Company and Southern Power Company increased their borrowing ability under these arrangements to $1.25 billion from $1.0 billion and to $600 million from $500 million, respectively. Georgia Power increased its borrowing ability by $150 million under its facility maturing in 2020 and terminated its aggregate $150 million facilities maturing in 2016. In September 2015, Southern Company entered into an additional multi-year credit arrangement for $1.0 billion with a maturity date of 2018. Also in September 2015, Alabama Power entered into a new $500 million three-year credit arrangement which replaced a majority of Alabama Power's bi-lateral credit arrangements.
A portion of the unused credit with banks is allocated to provide liquidity support to the traditional operating companies' variable rate pollution control revenue bonds and commercial paper programs. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of September 30, 2015 was approximately $1.8 billion. In addition, at September 30, 2015, the traditional operating companies had approximately $354 million of fixed rate pollution control revenue bonds outstanding that were required to be reoffered within the next 12 months, of which $120 million were remarketed subsequent to September 30, 2015.
Most of these bank credit arrangements contain covenants that limit debt levels and contain cross acceleration or cross default provisions to other indebtedness (including guarantee obligations) that are restricted only to the

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

indebtedness of the individual company. Such cross default provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness or guarantee obligations over a specified threshold. Such cross acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. Southern Company, the traditional operating companies, and Southern Power are currently in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
Subject to applicable market conditions, Southern Company and its subsidiaries expect to renew or replace their bank credit arrangements, as needed, prior to expiration. In connection therewith, Southern Company and its subsidiaries may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
Southern Company intends to initially fund the cash consideration for the Merger using approximately $7.0 billion of debt and $1.0 billion of equity. Southern Company expects to issue approximately $2.0 billion of additional equity through 2019 to offset a portion of the debt issued to fund the cash consideration for the Merger. In addition, Southern Company entered into the $8.1 billion Bridge Agreement on September 30, 2015 to provide financing for the Merger in the event long-term financing is not available.
The Bridge Agreement provides for total loan commitments in an aggregate amount of $8.1 billion to fund the payment of the cash consideration payable under the Merger Agreement and other cash payments required in connection with the consummation of the Merger, the Bridge Agreement and the borrowings thereunder, the other financing transactions related to the Merger, and the payment of fees and expenses incurred in connection with the foregoing. If funded, the loan under the Bridge Agreement will mature and be payable in full on the date that is 364 days after the funding of the commitments under the Bridge Agreement (Closing Date).
In connection with the Bridge Agreement, Southern Company will pay a ticking fee for the benefit of the lenders thereto, accruing from November 21, 2015, in an amount equal to 0.125% per annum of the aggregate commitments under the Bridge Agreement, which fee will accrue through the earlier of (i) the date of termination of the commitments and (ii) the Closing Date. If the loan is funded, Southern Company will pay (i) interest at a fluctuating rate per annum equal to, at its election, the base rate or euro-dollar rate plus, in each case, an applicable margin, calculated as provided in the Bridge Agreement and (ii) on each of the dates set forth below, a duration fee equal to the applicable percentage set forth below of the aggregate principal amount of the loan outstanding on such date:

Date	Duration Fee
90 days after the Closing Date	0.50%
180 days after the Closing Date	0.75%
270 days after the Closing Date	1.00%
Additionally, under the terms of the Bridge Agreement, Southern Company is required to pay certain customary fees to the lenders as set forth in related letters. As of September 30, 2015, Southern Company had no outstanding loans under the Bridge Agreement.
Southern Company, the traditional operating companies, and Southern Power make short-term borrowings primarily through commercial paper programs that have the liquidity support of the committed bank credit arrangements described above, excluding the Bridge Agreement. Southern Company, the traditional operating companies, and Southern Power may also borrow through various other arrangements with banks. Commercial paper and short-term bank term loans are included in notes payable in the balance sheets.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of short-term borrowings were as follows:

	Short-term Debt at September 30, 2015		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$990	0.5%	$826	0.4%	$1,406
Short-term bank debt	500	1.4%	543	1.1%	555
Total	$1,490	0.8%	$1,369	0.8%

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2015.
Southern Company believes the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, bank notes, and operating cash flows.
Credit Rating Risk
Southern Company and its subsidiaries do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change of certain subsidiaries to BBB and/or Baa2 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, energy price risk management, transmission, and construction of new generation at Plant Vogtle Units 3 and 4.
The maximum potential collateral requirements under these contracts at September 30, 2015 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and/or Baa2	$12
At BBB- and/or Baa3	504
Below BBB- and/or Baa3	2,348
Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, a credit rating downgrade could impact the ability of Southern Company and its subsidiaries to access capital markets, and would be likely to impact the cost at which they do so.
On June 5, 2015, Fitch downgraded the long-term issuer default rating of Mississippi Power to BBB+ from A-. Fitch maintained the negative ratings outlook for Mississippi Power and revised the ratings outlook for Southern Company from stable to negative.
On August 14, 2015, Moody's downgraded the senior unsecured debt rating of Mississippi Power to Baa2 from Baa1. Moody's maintained the negative ratings outlook for Mississippi Power.
On August 17, 2015, S&P downgraded the consolidated long-term issuer rating of Southern Company (including Alabama Power, Georgia Power, and Gulf Power) to A- from A. Also on August 17, 2015, S&P downgraded the issuer rating of Mississippi Power to BBB+ from A. S&P revised its credit rating outlook for Southern Company and the traditional operating companies to stable from negative. Separately, on August 24, 2015, S&P revised its credit rating outlook for Southern Company and the traditional operating companies from stable to negative following the announcement of the Merger.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Also following the announcement of the Merger, on August 24, 2015, Moody's affirmed the rating of Southern Company and revised its credit rating outlook from stable to negative. On the same date, Fitch placed the ratings of Southern Company on ratings watch negative.
Financing Activities
During the first nine months of 2015, Southern Company issued approximately 3.7 million shares of common stock primarily through the employee equity compensation plan and received proceeds of approximately $136 million. During the first nine months of 2015, all sales under the Southern Investment Plan and the employee savings plan were funded with shares acquired on the open market by independent plan administrators. In October 2015, Southern Company began issuing shares of common stock through the Southern Investment Plan and the employee savings plan.
On March 2, 2015, Southern Company announced a program to repurchase up to 20 million shares of Southern Company common stock to offset all or a portion of the incremental shares issued under its employee and director equity compensation plans, including through stock option exercises, until December 31, 2017. Under this program, approximately 2.6 million shares were repurchased through September 30, 2015 at a total cost of approximately $115 million. There were no repurchases during the three months ended September 30, 2015 and no further repurchases under the program are anticipated.
The following table outlines the long-term debt financing activities for Southern Company and its subsidiaries for the first nine months of 2015:

Company	Senior Note Issuances	Senior Note Redemptions	Revenue Bond Issuances and Reofferings of Purchased Bonds(a)	Revenue Bond Maturities and Repurchases	Other Long-Term Debt Issuances	Other Long-Term Debt Redemptions and Maturities(b)
	(in millions)
Southern Company	$600	$400	$—	$—	$400	$—
Alabama Power	975	250	80	134	—	—
Georgia Power	—	525	274	268	600	20
Gulf Power	—	60	13	13	—	—
Mississippi Power	—	—	—	—	—	352
Southern Power	650	525	—	—	400	3
Other	—	—	—	—	—	13
Total	$2,225	$1,760	$367	$415	$1,400	$388
(a) Includes a reoffering by Alabama Power of $80 million aggregate principal amount of revenue bonds purchased and held since April 2015; reofferings by Georgia Power of $104.6 million and $65 million aggregate principal amount of revenue bonds purchased and held since 2013 and April 2015, respectively; and a reoffering by Gulf Power of $13 million aggregate principal amount of revenue bonds purchased and held in July 2015. Also includes repurchases and reofferings by Georgia Power of $94.6 million and $10 million aggregate principal amount of revenue bonds in August 2015 in connection with optional tenders.

(b)	Includes reductions in capital lease obligations resulting from cash payments under capital leases.
In June 2015, Southern Company issued $600 million aggregate principal amount of Series 2015A 2.750% Senior Notes due June 15, 2020. The proceeds were used to pay a portion of Southern Company's outstanding short-term indebtedness and for other general corporate purposes.
In September 2015, Southern Company entered into a $400 million aggregate principal amount 18-month floating rate bank loan bearing interest based on one-month LIBOR. The proceeds were used for working capital and other general corporate purposes.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Also in September 2015, Southern Company repaid at maturity $400 million aggregate principal amount of its Series 2010A 2.375% Senior Notes due September 15, 2015.
Subsequent to September 30, 2015, Southern Company issued $1.0 billion aggregate principal amount of Series 2015A 6.25% Junior Subordinated Notes due October 15, 2075. The proceeds were used to pay a portion of Southern Company's outstanding short-term indebtedness and for other general corporate purposes.
Except as described herein, Southern Company's subsidiaries used the proceeds of the debt issuances shown in the table above for their redemptions and maturities shown in the table above, to repay short-term indebtedness, and for general corporate purposes, including their continuous construction programs and, for Southern Power, its growth strategy.
A portion of the proceeds of Alabama Power's senior note issuances were used in May 2015 to redeem 6.48 million shares ($162 million aggregate stated capital) of Alabama Power's 5.20% Class A Preferred Stock at a redemption price of $25 per share plus accrued and unpaid dividends to the redemption date, 4.0 million shares ($100 million aggregate stated capital) of Alabama Power's 5.30% Class A Preferred Stock at a redemption price of $25 per share plus accrued and unpaid dividends to the redemption date, and 6.0 million shares ($150 million aggregate stated capital) of Alabama Power's 5.625% Series Preference Stock at a redemption price of $25 per share plus accrued and unpaid dividends to the redemption date.
Georgia Power's "Other Long-Term Debt Issuances" reflected in the table above include borrowings under the FFB Credit Facility in an aggregate principal amount of $600 million in June 2015. The interest rate applicable to the $600 million principal amount is 3.283% for an interest period that extends to the final maturity date of February 20, 2044. The proceeds were used to reimburse Georgia Power for Eligible Project Costs relating to the construction of Plant Vogtle Units 3 and 4. Georgia Power settled $350 million of interest rate swaps related to this borrowing for a payment of approximately $6 million, which will be amortized to interest expense over 10 years.
In March 2015, Georgia Power entered into a $250 million aggregate principal amount three-month floating rate bank loan bearing interest based on one-month LIBOR. The loan was repaid at maturity.
In April 2015, Mississippi Power entered into two short-term floating rate bank loans with a maturity date of April 1, 2016, in an aggregate principal amount of $475 million, bearing interest based on one-month LIBOR. A portion of the proceeds of these loans were used for the repayment of term loans in an aggregate principal amount of $275 million. Mississippi Power also amended three outstanding floating rate bank loans for an aggregate principal amount of $425 million which, among other things, extended the maturity dates from various dates in 2015 to April 1, 2016.
In June 2015, Gulf Power entered into a $40 million aggregate principal amount three-month floating rate bank loan bearing interest based on one-month LIBOR. The loan was repaid at maturity.
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
Subsequent to September 30, 2015, Alabama Power repaid at maturity $400 million aggregate principal amount of its Series 2012B 0.550% Senior Notes due October 15, 2015.
Also subsequent to September 30, 2015, Gulf Power entered into forward-starting interest rate swaps to hedge exposure to interest rate changes related to an anticipated debt issuance. The notional amount of the swaps totaled $80 million.

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

PART I
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the nine months ended September 30, 2015, there were no material changes to each registrant's disclosures about market risk. For an in-depth discussion of each registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of each registrant in Item 7 of the Form 10-K and Note 1 to the financial statements of each registrant under "Financial Instruments," Note 11 to the financial statements of Southern Company, Alabama Power, and Georgia Power, Note 10 to the financial statements of Gulf Power and Mississippi Power, and Note 9 to the financial statements of Southern Power in Item 8 of the Form 10-K. Also, see Note (H) to the Condensed Financial Statements herein for information relating to derivative instruments.
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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Gulf Power's, Mississippi Power's, or Southern Power Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the third quarter 2015 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Gulf Power's, Mississippi Power's, or Southern Power Company's internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$1,558	$1,512	$4,151	$4,058
Wholesale revenues, non-affiliates	65	72	188	222
Wholesale revenues, affiliates	20	31	55	168
Other revenues	52	54	157	166
Total operating revenues	1,695	1,669	4,551	4,614
Operating Expenses:
Fuel	408	442	1,061	1,288
Purchased power, non-affiliates	56	57	142	153
Purchased power, affiliates	51	54	153	140
Other operations and maintenance	371	334	1,140	989
Depreciation and amortization	163	174	481	521
Taxes other than income taxes	91	88	275	265
Total operating expenses	1,140	1,149	3,252	3,356
Operating Income	555	520	1,299	1,258
Other Income and (Expense):
Allowance for equity funds used during construction	14	15	43	36
Interest expense, net of amounts capitalized	(71)	(63)	(205)	(188)
Other income (expense), net	(7)	3	(24)	(5)
Total other income and (expense)	(64)	(45)	(186)	(157)
Earnings Before Income Taxes	491	475	1,113	1,101
Income taxes	192	183	427	429
Net Income	299	292	686	672
Dividends on Preferred and Preference Stock	4	10	21	30
Net Income After Dividends on Preferred and Preference Stock	$295	$282	$665	$642

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Net Income	$299	$292	$686	$672
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(4), $-, $(4) and $-, respectively	(6)	—	(6)	—
Reclassification adjustment for amounts included in net income, net of tax of $-, $1, $1 and $1, respectively	—	—	1	1
Total other comprehensive income (loss)	(6)	—	(5)	1
Comprehensive Income	$293	$292	$681	$673
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014
	(in millions)
Operating Activities:
Net income	$686	$672
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	585	631
Deferred income taxes	85	68
Allowance for equity funds used during construction	(43)	(36)
Other, net	23	(33)
Changes in certain current assets and liabilities —
-Receivables	(160)	(139)
-Fossil fuel stock	69	106
-Materials and supplies	18	(8)
-Other current assets	(28)	(32)
-Accounts payable	(106)	(64)
-Accrued taxes	371	210
-Accrued compensation	(32)	18
-Retail fuel cost over recovery	81	2
-Other current liabilities	30	3
Net cash provided from operating activities	1,579	1,398
Investing Activities:
Property additions	(938)	(966)
Nuclear decommissioning trust fund purchases	(349)	(178)
Nuclear decommissioning trust fund sales	349	178
Cost of removal, net of salvage	(41)	(50)
Change in construction payables	(48)	39
Other investing activities	(22)	(26)
Net cash used for investing activities	(1,049)	(1,003)
Financing Activities:
Proceeds —
Senior notes issuances	975	400
Capital contributions from parent company	13	20
Pollution control revenue bonds	80	—
Redemptions and repurchases —
Preferred and preference stock	(412)	—
Pollution control revenue bonds	(134)	—
Senior notes	(250)	—
Payment of preferred and preference stock dividends	(27)	(30)
Payment of common stock dividends	(428)	(412)
Other financing activities	(11)	(6)
Net cash used for financing activities	(194)	(28)
Net Change in Cash and Cash Equivalents	336	367
Cash and Cash Equivalents at Beginning of Period	273	295
Cash and Cash Equivalents at End of Period	$609	$662
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $15 and $13 capitalized for 2015 and 2014, respectively)	$192	$174
Income taxes, net	47	227
Noncash transactions — Accrued property additions at end of period	88	57
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2015	At December 31, 2014
	(in millions)
Current Assets:
Cash and cash equivalents	$609	$273
Receivables —
Customer accounts receivable	460	345
Unbilled revenues	134	138
Under recovered regulatory clause revenues	67	74
Other accounts and notes receivable	34	23
Affiliated companies	43	37
Accumulated provision for uncollectible accounts	(9)	(9)
Fossil fuel stock, at average cost	199	268
Materials and supplies, at average cost	398	406
Vacation pay	65	65
Prepaid expenses	79	244
Other regulatory assets, current	118	84
Other current assets	9	5
Total current assets	2,206	1,953
Property, Plant, and Equipment:
In service	23,922	23,080
Less accumulated provision for depreciation	8,623	8,522
Plant in service, net of depreciation	15,299	14,558
Nuclear fuel, at amortized cost	325	348
Construction work in progress	1,117	1,006
Total property, plant, and equipment	16,741	15,912
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	69	66
Nuclear decommissioning trusts, at fair value	712	756
Miscellaneous property and investments	91	84
Total other property and investments	872	906
Deferred Charges and Other Assets:
Deferred charges related to income taxes	530	525
Deferred under recovered regulatory clause revenues	66	31
Other regulatory assets, deferred	1,055	1,063
Other deferred charges and assets	163	162
Total deferred charges and other assets	1,814	1,781
Total Assets	$21,633	$20,552
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2015	At December 31, 2014
	(in millions)
Current Liabilities:
Securities due within one year	$600	$454
Accounts payable —
Affiliated	272	248
Other	272	443
Customer deposits	88	87
Accrued taxes —
Accrued income taxes	105	2
Other accrued taxes	117	37
Accrued interest	67	66
Accrued vacation pay	54	54
Accrued compensation	103	131
Other current liabilities	118	82
Total current liabilities	1,796	1,604
Long-term Debt	6,699	6,176
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,965	3,874
Deferred credits related to income taxes	70	72
Accumulated deferred investment tax credits	120	125
Employee benefit obligations	319	326
Asset retirement obligations	1,288	829
Other cost of removal obligations	742	744
Other regulatory liabilities, deferred	152	239
Deferred over recovered regulatory clause revenues	128	47
Other deferred credits and liabilities	73	79
Total deferred credits and other liabilities	6,857	6,335
Total Liabilities	15,352	14,115
Redeemable Preferred Stock	85	342
Preference Stock	196	343
Common Stockholder's Equity:
Common stock, par value $40 per share —
Authorized — 40,000,000 shares
Outstanding — 30,537,500 shares	1,222	1,222
Paid-in capital	2,328	2,304
Retained earnings	2,483	2,255
Accumulated other comprehensive loss	(33)	(29)
Total common stockholder's equity	6,000	5,752
Total Liabilities and Stockholder's Equity	$21,633	$20,552
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2015 vs. THIRD QUARTER 2014
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$13	4.6	$23	3.6
Alabama Power's net income after dividends on preferred and preference stock for the third quarter 2015 was $295 million compared to $282 million for the corresponding period in 2014. The increase was primarily related to an increase in rates under rate stabilization and equalization (Rate RSE) effective January 1, 2015 and a decrease in depreciation, partially offset by increases in other operating expenses. Alabama Power's net income after dividends on preferred and preference stock for year-to-date 2015 was $665 million compared to $642 million for the corresponding period in 2014. The increase was primarily related to an increase under Rate RSE, a decrease in depreciation, and a decrease in dividends on preferred and preference stock, partially offset by an increase in non-fuel operations and maintenance expenses and interest expense.
Retail Revenues

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$46	3.0	$93	2.3
In the third quarter 2015, retail revenues were $1.56 billion compared to $1.51 billion for the corresponding period in 2014. For year-to-date 2015, retail revenues were $4.15 billion compared to $4.06 billion for the corresponding period in 2014.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the changes in retail revenues were as follows:

	Third Quarter 2015		Year-to-Date 2015
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$1,512		$4,058
Estimated change resulting from –
Rates and pricing	69	4.5	172	4.2
Sales growth (decline)	(2)	(0.1)	8	0.2
Weather	2	0.1	—	—
Fuel and other cost recovery	(23)	(1.5)	(87)	(2.1)
Retail – current year	$1,558	3.0%	$4,151	2.3%
Revenues associated with changes in rates and pricing increased in the third quarter 2015 and year-to-date 2015 when compared to the corresponding periods in 2014 primarily due to a Rate RSE increase effective January 1, 2015. See Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters" in Item 8 of the Form 10-K for additional information.
Revenues attributable to sales growth remained relatively flat in the third quarter 2015 and increased slightly year-to-date 2015 when compared to the corresponding periods in 2014. Weather-adjusted residential and commercial KWH energy sales both increased 0.2% for year-to-date 2015 when compared to the corresponding period in 2014. Industrial KWH energy sales decreased 0.3% for year-to-date 2015 as a result of a decrease in demand resulting from changes in production levels primarily in the primary metals sector. A strong dollar, low oil prices, and weak global growth conditions have constrained growth in the industrial sector.
Fuel and other cost recovery revenues decreased in the third quarter 2015 and year-to-date 2015 when compared to the corresponding periods in 2014 primarily due to a decrease in the average cost of fuel.
Electric rates include provisions to recognize the full recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with the natural disaster reserve. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not affect net income.
Wholesale Revenues – Non-Affiliates

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$(7)	(9.7)	$(34)	(15.3)
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
In the third quarter 2015, wholesale revenues from sales to non-affiliates were $65 million compared to $72 million for the corresponding period in 2014. The decrease was primarily due to a 5.7% decrease in KWH sales and a 4.3% decrease in the price of energy. For year-to-date 2015, wholesale revenues from sales to non-affiliates were $188 million compared to $222 million for the corresponding period in 2014. The decrease was primarily due to an 8.7% decrease in KWH sales and a 7.3% decrease in the price of energy.
In 2014, Alabama Power's fuel diversity led to increased sales to non-affiliates due to higher natural gas prices. In 2015, lower natural gas prices and decreased availability of hydro generation resulted in lower sales of Alabama Power's generation to non-affiliates.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wholesale Revenues – Affiliates

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$(11)	(35.5)	$(113)	(67.3)
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
In the third quarter 2015, wholesale revenues from sales to affiliates were $20 million compared to $31 million for the corresponding period in 2014. The decrease was primarily due to a 22.9% decrease in the price of energy and a 13.8% decrease in KWH sales. For year-to-date 2015, wholesale revenues from sales to affiliates were $55 million compared to $168 million for the corresponding period in 2014. The decrease was primarily due to a 52.8% decrease in KWH sales and a 30.6% decrease in the price of energy.
In 2014, Alabama Power's fuel diversity led to increased sales to affiliates due to higher natural gas prices. In 2015, lower natural gas prices and decreased availability of hydro generation resulted in lower sales of Alabama Power's generation to affiliates.
Fuel and Purchased Power Expenses

	Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(34)	(7.7)	$(227)	(17.6)
Purchased power – non-affiliates	(1)	(1.8)	(11)	(7.2)
Purchased power – affiliates	(3)	(5.6)	13	9.3
Total fuel and purchased power expenses	$(38)		$(225)
In the third quarter 2015, total fuel and purchased power expenses were $515 million compared to $553 million for the corresponding period in 2014. The decrease was primarily due to a $36 million decrease in the average cost of fuel and a $9 million decrease related to the volume of KWHs purchased, partially offset by a $5 million increase in the average cost of purchased power and a $2 million increase related to the volume of KWHs generated.
For year-to-date 2015, fuel and purchased power expenses were $1.36 billion compared to $1.58 billion for the corresponding period in 2014. The decrease was primarily due to a $159 million decrease in the average cost of fuel, a $68 million decrease related to the volume of KWHs generated, and a $41 million decrease in the average cost of purchased power, partially offset by a $43 million increase related to the volume of KWHs purchased.
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

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of Alabama Power's generation and purchased power were as follows:

	Third Quarter 2015	Third Quarter 2014	Year-to-Date 2015	Year-to-Date 2014
Total generation (billions of KWHs)	17	17	46	50
Total purchased power (billions of KWHs)	2	2	5	5
Sources of generation (percent) —
Coal	61	59	56	55
Nuclear	23	23	23	23
Gas	14	16	16	16
Hydro	2	2	5	6
Cost of fuel, generated (cents per net KWH) —
Coal	2.79	3.04	2.85	3.24
Nuclear	0.81	0.81	0.81	0.84
Gas	3.11	3.54	3.08	3.83
Average cost of fuel, generated (cents per net KWH)(a)	2.39	2.61	2.40	2.75
Average cost of purchased power (cents per net KWH)(b)	6.90	6.56	5.56	6.32

(a)	KWHs generated by hydro are excluded from the average cost of fuel, generated.

(b)	Average cost of purchased power includes fuel purchased by Alabama Power for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2015, fuel expense was $408 million compared to $442 million for the corresponding period in 2014. The decrease was primarily due to a 12.1% decrease in the average cost of natural gas per KWH generated, which excludes fuel associated with tolling agreements, an 8.1% decrease in the volume of KWHs generated by natural gas, and an 8.1% decrease in the average cost of coal per KWH generated.
For year-to-date 2015, fuel expense was $1.06 billion compared to $1.29 billion for the corresponding period in 2014. The decrease was primarily due to a 19.7% decrease in the average cost of natural gas per KWH generated, which excludes fuel associated with tolling agreements, an 11.8% decrease in the average cost of coal per KWH generated, and a 6.7% decrease in the volume of KWHs generated. The decrease was partially offset by a 20.0% decrease in the volume of KWHs generated by hydro facilities.
Purchased Power – Non-Affiliates
For year-to-date 2015, purchased power expense from non-affiliates was $142 million compared to $153 million for the corresponding period in 2014. The decrease was related to a 19.5% decrease in the average cost per KWH purchased as a result of lower natural gas prices partially offset by a 15.3% increase in the amount of energy purchased due to the availability of lower cost generation as a result of lower natural gas prices.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
For year-to-date 2015, purchased power expense from affiliates was $153 million compared to $140 million for the corresponding period in 2014. The increase was related to a 13.9% increase in the amount of energy purchased primarily due to the availability of Southern Company's lower cost generation sources and the decreased availability

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of hydro generation. The increase was partially offset by a 3.6% decrease in the average cost per KWH purchased due to lower natural gas prices.
Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$37	11.1	$151	15.3
In the third quarter 2015, other operations and maintenance expenses were $371 million compared to $334 million for the corresponding period in 2014. The increase was primarily due to an increase of $18 million in employee benefit costs including pension costs. In addition, the implementation of an accounting order in 2014 allowed the deferral of non-nuclear outage costs. Alabama Power deferred approximately $16 million of non-nuclear outage expenditures in the third quarter 2014. Nuclear generation costs increased $9 million primarily due to outage amortization costs and labor costs.
For year-to-date 2015, other operations and maintenance expenses were $1.14 billion compared to $989 million for the corresponding period in 2014. Alabama Power deferred approximately $57 million of non-nuclear outage expenditures in the first nine months of 2014. In addition, employee benefit costs including pension costs increased $49 million and steam generation costs increased $27 million primarily due to labor costs, maintenance costs, and other general operating expenses.
See Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters – Non-Nuclear Outage Accounting Order" and "– Cost of Removal Accounting Order" in Item 8 of the Form 10-K for additional information. See Note (F) to the Condensed Financial Statements herein for additional information related to pension costs.
Depreciation and Amortization

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$(11)	(6.3)	$(40)	(7.7)
In the third quarter 2015, depreciation and amortization was $163 million compared to $174 million for the corresponding period in 2014. For year-to-date 2015, depreciation and amortization was $481 million compared to $521 million for the corresponding period in 2014. These decreases were primarily due to a decrease in depreciation rates related to environmental, steam generation, transmission, and distribution assets effective January 1, 2015, as authorized by the FERC, partially offset by increases in plant in service.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$8	12.7	$17	9.0
In the third quarter 2015, interest expense, net of amounts capitalized was $71 million compared to $63 million for the corresponding period in 2014. For year-to-date 2015, interest expense, net of amounts capitalized was $205 million compared to $188 million for the corresponding period in 2014. These increases were primarily due to new debt issuances, a portion of which were used to redeem long-term debt, preferred stock, and preference stock.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Income (Expense), Net

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$(10)	N/M	$(19)	N/M
N/M – Not meaningful
In the third quarter 2015, other income (expense), net was $(7) million compared to $3 million for the corresponding period in 2014. The change was primarily due to a decrease in sales of non-utility property in 2015.
For year-to-date 2015, other income (expense), net was $(24) million compared to $(5) million for the corresponding period in 2014. The change was primarily due to an increase in donations and a decrease in sales of non-utility property in 2015.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Alabama Power's future earnings potential. The level of Alabama Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Alabama Power's primary business of selling electricity. These factors include Alabama Power's ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently-incurred costs during a time of increasing costs. Future earnings in the near term will depend, in part, upon maintaining and growing sales which are subject to a number of factors. These factors include weather, competition, new energy contracts with other utilities, energy conservation practiced by customers, the use of alternative energy sources by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Alabama Power's service territory. Demand for electricity for Alabama Power is partially driven by economic growth. The pace of economic growth and electricity demand may be affected by changes in regional and global economic conditions, which may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Alabama Power in Item 7 of the Form 10-K.
Environmental Matters
Compliance costs related to federal and state environmental statutes and regulations could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis. Environmental compliance spending over the next several years may differ materially from the amounts estimated. The timing, specific requirements, and estimated costs could change as environmental statutes and regulations are adopted or modified. Environmental compliance costs are recovered through Rate CNP. See Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters – Rate CNP" in Item 8 of the Form 10-K and "Retail Regulatory Matters – Rate CNP" herein for additional information. Further, higher costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively affect results of operations, cash flows, and financial condition. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under "Environmental Matters" in Item 8 of the Form 10-K for additional information.
New Source Review Actions
See Note 3 to the financial statements of Alabama Power under "Environmental Matters – New Source Review Actions" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information.
On August 24, 2015, the U.S. District Court for the Northern District of Alabama entered an order approving the joint stipulation among Alabama Power, the EPA, and the U.S. Department of Justice modifying the 2006 consent decree to resolve all remaining claims for relief alleged in the case. Under the modified consent decree, Alabama Power will, without admitting liability, operate certain units subject to emission rates and an annual emissions cap;

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

use only natural gas at certain other units, including a unit co-owned by Mississippi Power; retire certain units at Plants Gorgas and Barry; pay a $100,000 civil penalty; and invest $1.5 million in electric transportation infrastructure projects over three years.
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
Air Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Air Quality" of Alabama Power in Item 7 of the Form 10-K for additional information regarding the EPA's proposed regulations governing emissions during startup, shutdown, or malfunction (SSM), the final MATS rule, the Cross State Air Pollution Rule (CSAPR), and the eight-hour National Ambient Air Quality Standard (NAAQS) for ozone.
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
On October 26, 2015, the EPA published a more stringent eight-hour NAAQS for ozone. This new standard could potentially require additional emission controls, improvements in control efficiency, and operational fuel changes and could affect the siting of new generating facilities. The ultimate impact of this matter will depend on any legal challenges and implementation of the final rule and cannot be determined at this time.
Water Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Water Quality" of Alabama Power in Item 7 of the Form 10-K for additional information regarding the EPA's and the U.S. Army Corps of Engineers' rule revising the definition of waters of the U.S. under the Clean Water Act (CWA) and the EPA's revisions to effluent guidelines.
On June 29, 2015, the EPA and the U.S. Army Corps of Engineers jointly published a final rule revising the regulatory definition of waters of the U.S. for all CWA programs. The final rule significantly expands the scope of federal jurisdiction under the CWA and could have significant impacts on economic development projects which could affect customer demand growth. In addition, this rule could significantly increase permitting and regulatory requirements and costs associated with the siting of new facilities and the installation, expansion, and maintenance of transmission and distribution lines. The rule became effective August 28, 2015, but on October 9, 2015, the U.S. Court of Appeals for the Sixth Circuit issued an order staying implementation of the final rule. The ultimate impact

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of the final rule will depend on the outcome of this and other pending legal challenges and the EPA's and the U.S. Army Corps of Engineers' field-level implementation of the rule and cannot be determined at this time.
On November 3, 2015, the EPA published final revisions to technology-based limits for certain wastestreams from steam electric power plants. These revisions impose stringent steam effluent guidelines and technology requirements for wastewater discharges at affected units. Compliance with these revisions could result in significant additional capital expenditures and could affect future unit retirement and replacement decisions. The ultimate impact of these revisions will depend on any legal challenges and implementation of the final revisions and cannot be determined at this time.
Coal Combustion Residuals
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Coal Combustion Residuals" of Alabama Power in Item 7 of the Form 10-K for additional information regarding the EPA's regulation of CCR.
On April 17, 2015, the EPA published the Disposal of Coal Combustion Residuals from Electric Utilities final rule (CCR Rule) in the Federal Register, which became effective on October 19, 2015. Based on initial cost estimates for closure in place and groundwater monitoring of ash ponds pursuant to the CCR Rule, during the second quarter 2015, Alabama Power recorded incremental asset retirement obligations (ARO) of approximately $401 million related to the CCR Rule. As further analysis is performed, including evaluation of the expected method of compliance, refinement of assumptions underlying the cost estimates, such as the quantities of CCR at each site, and the determination of timing, including the potential for closing ash ponds prior to the end of their currently anticipated useful life, Alabama Power expects to continue to periodically update these estimates. The ultimate impact of the CCR Rule cannot be determined at this time and will depend on Alabama Power's ongoing review of the CCR Rule, the results of initial and ongoing minimum criteria assessments, and the outcome of legal challenges. See Note (A) to the Condensed Financial Statements herein for additional information regarding Alabama Power's AROs as of September 30, 2015.
Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Alabama Power in Item 7 of the Form 10-K for additional information regarding the EPA's proposed regulation of CO2 from fossil-fuel-fired electric generating units.
On October 23, 2015, two final actions by the EPA that would limit CO2 emissions from fossil fuel-fired electric generating units were published in the Federal Register. One of the final actions contains specific emission standards governing CO2 emissions from new, modified, and reconstructed units. The other final action establishes guidelines for states to develop plans to meet EPA-mandated CO2 emission rates for existing units. The EPA's final guidelines require state plans to meet interim CO2 performance rates between 2022 and 2029 and final rates in 2030 and thereafter. At the same time, a proposed federal plan and proposed model rule were published that states can adopt or that would be put in place if, in response to the final guidelines, a state either does not submit a state plan or its plan is not approved by the EPA.
These guidelines and standards could result in operational restrictions and material compliance costs, including capital expenditures, which could affect future unit retirement and replacement decisions. Alabama Power's results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates or through market-based contracts. However, the ultimate financial and operational impact of the final rules on Alabama Power cannot be determined at this time and will depend on numerous factors including the Southern Company system's ongoing review of the final rules; the outcome of any legal challenges, including legal challenges filed by Alabama Power; individual state implementation of the EPA's final guidelines, including the potential that state plans impose different standards; additional rulemaking activities in response to legal challenges and related court decisions; the impact of future changes in generation and emissions-related

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

technology and costs; the impact of future decisions regarding unit retirement and replacement, including the type and amount of any such replacement capacity; and the time periods over which compliance will be required.
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
On March 3, 2015, the Alabama PSC approved a modification to Rate CNP Environmental to include compliance costs for both environmental and non-environmental mandates. The recoverable non-environmental compliance costs result from laws, regulations, and other mandates directed at the utility industry involving the security, reliability, safety, sustainability, or similar considerations impacting Alabama Power's facilities or operations. This modification to Rate CNP Environmental was effective March 20, 2015 with the revised rate now defined as Rate CNP Compliance. Alabama Power incurred $50 million of non-environmental compliance costs during the first nine months of 2015 and will be limited to recovery of $50 million for the year. Customer rates will not be impacted before January 2016; therefore, the modification will increase the under recovered position for Rate CNP Compliance during 2015.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On August 14, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-13, allowing the NPNS exception for physical forward transactions in nodal energy markets, consistent with the manner in which Alabama Power currently accounts for its two wind PPAs. The new accounting guidance will have no impact on Alabama Power's financial statements.
Environmental Accounting Order
In April 2015, as part of its environmental compliance strategy, Alabama Power retired Plant Gorgas Units 6 and 7. These units represented 200 MWs of Alabama Power's approximately 12,200 MWs of generating capacity. Additionally, in April 2015, Alabama Power ceased using coal at Plant Barry Units 1 and 2 (250 MWs), but such units will remain available on a limited basis with natural gas as the fuel source. No later than April 2016, Alabama Power expects to cease using coal at Plant Greene County Units 1 and 2 (300 MWs) and begin operating those units solely on natural gas. On August 24, 2015, the U.S. District Court for the Northern District of Alabama entered an order approving the joint stipulation in the New Source Review (NSR) action. In accordance with the joint stipulation, Alabama Power retired Plant Barry Unit 3 (225 MWs) and it is no longer available for generation. See Note (B) to the Condensed Financial Statements herein for additional information regarding the NSR actions.
In accordance with an accounting order from the Alabama PSC, Alabama Power transferred the unrecovered plant asset balances to a regulatory asset at their respective retirement dates. The regulatory asset will be amortized over the remaining useful lives, as established prior to the decision for retirement, and recovered through Rate CNP. As a result, these decisions will not have a significant impact on Alabama Power's financial statements. See Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters – Rate CNP" in Item 8 of the Form 10-K and "Retail Regulatory Matters – Rate CNP" herein for additional information.
Renewable Energy
On September 1, 2015, the Alabama PSC approved Alabama Power's petition for a Renewable Generation Certificate. This will allow Alabama Power to build its own renewable projects each less than 80 MWs or purchase power from other renewable-generated sources up to 500 MWs.
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
As a result of the final CCR Rule discussed above, Alabama Power recorded new AROs for facilities that are subject to the CCR Rule. The cost estimates are based on information using various assumptions related to closure and post-closure costs, timing of future cash outlays, inflation and discount rates, and the potential methods for complying with the CCR Rule requirements for closure in place. As further analysis is performed, including evaluation of the expected method of compliance, refinement of assumptions underlying the cost estimates, such as the quantities of CCR at each site, and the determination of timing, including the potential for closing ash ponds prior to the end of their currently anticipated useful life, Alabama Power expects to continue to periodically update these estimates.
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
On April 7, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted and Alabama Power intends to adopt the ASU in the fourth quarter 2015. The ASU is required to be applied retrospectively to all periods presented beginning in the year of adoption. Alabama Power currently reflects unamortized debt issuance costs in other deferred charges and assets on its balance sheet. Upon adoption,

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the reclassification will not have a material impact on the results of operations, financial position, or cash flows of Alabama Power.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Alabama Power in Item 7 of the Form 10-K for additional information. Alabama Power's financial condition remained stable at September 30, 2015. Alabama Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $1.6 billion for the first nine months of 2015, an increase of $181 million as compared to the first nine months of 2014. The increase in net cash provided from operating activities was primarily due to the timing of income tax payments and refunds associated with bonus depreciation and collection of fuel cost recovery revenues, partially offset by the timing of payments of accounts payable. Net cash used for investing activities totaled $1.0 billion for the first nine months of 2015 primarily due to gross property additions related to distribution, environmental, transmission, and steam generation. Net cash used for financing activities totaled $194 million for the first nine months of 2015 primarily due to the redemptions and repurchases of long-term debt and payments of common stock dividends, partially offset by issuances of long-term debt. Fluctuations in cash flow from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2015 include increases of $829 million in property, plant, and equipment, primarily due to additions to distribution, environmental, transmission, and steam generation, $336 million in cash and cash equivalents, $523 million in long-term debt primarily due to the issuance of additional senior notes, and $459 million in AROs associated with the CCR Rule. See Note (A) to the Condensed Financial Statements herein for additional information related to AROs. Other significant changes include decreases of $404 million in redeemable preferred and preference stock due to redemptions in the second quarter 2015.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power's capital requirements for its construction program, including estimated capital expenditures to comply with existing environmental statutes and regulations, scheduled maturities of long-term debt, as well as the related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, and trust funding requirements. Approximately $600 million will be required through September 30, 2016 to fund maturities of long-term debt. Subsequent to September 30, 2015, Alabama Power repaid at maturity $400 million aggregate principal amount of its Series 2012B 0.550% Senior Notes due October 15, 2015.
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
Sources of Capital
Alabama Power plans to obtain the funds to meet its future capital needs through operating cash flows, short-term debt, term loans, external security issuances, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" of Alabama Power in Item 7 of the Form 10-K for additional information.
Alabama Power's current liabilities sometimes exceed current assets because of Alabama Power's debt due within one year and the periodic use of short-term debt as a funding source primarily to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate significantly due to the seasonality of the business.
At September 30, 2015, Alabama Power had approximately $609 million of cash and cash equivalents. Committed credit arrangements with banks at September 30, 2015 were as follows:

Expires					Due Within One Year
2016	2018	2020	Total	Unused	Term Out	No Term Out
(in millions)			(in millions)		(in millions)
$40	$500	$800	$1,340	$1,339	$—	$40
See Note 6 to the financial statements of Alabama Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
As reflected in the table above, in August 2015, Alabama Power amended and restated its multi-year credit arrangement, which, among other things, extended the maturity date from 2018 to 2020. In addition, Alabama Power entered into a new $500 million three-year credit arrangement which replaced a majority of Alabama Power's bi-lateral credit arrangements.
A portion of the unused credit with banks is allocated to provide liquidity support to Alabama Power's variable rate pollution control revenue bonds and commercial paper borrowings. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of September 30, 2015 was approximately $810 million. In addition, at September 30, 2015, Alabama Power had $200 million of fixed rate pollution control revenue bonds outstanding that were required to be reoffered within the next 12 months, of which $120 million were remarketed subsequent to September 30, 2015.
Most of these bank credit arrangements contain covenants that limit debt levels and contain cross acceleration provisions to other indebtedness (including guarantee obligations) of Alabama Power. Such cross acceleration provisions to other indebtedness would trigger an event of default if Alabama Power defaulted on indebtedness, the payment of which was then accelerated. Alabama Power is currently in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
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
Alabama Power had no commercial paper or short-term debt outstanding during the three-month period ended September 30, 2015.
Alabama Power believes the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, short-term bank notes, and operating cash flows.
Credit Rating Risk
Alabama Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and/or Baa2 or below. These contracts are primarily for physical electricity purchases, fuel purchases, fuel transportation and storage, energy price risk management, and transmission. The maximum potential collateral requirements under these contracts at September 30, 2015 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and/or Baa2	$1
At BBB- and/or Baa3	2
Below BBB- and/or Baa3	372
Included in these amounts are certain agreements that could require collateral in the event that one or more Southern Company system power pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, a credit rating downgrade could impact the ability of Alabama Power to access capital markets, and would be likely to impact the cost at which it does so.
On August 17, 2015, S&P downgraded the consolidated long-term issuer rating of Southern Company (including Alabama Power) to A- from A. S&P revised its credit rating outlook from negative to stable. Separately, on August 24, 2015, S&P revised its credit rating outlook from stable to negative following the announcement of the Merger.
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
Also in April 2015, Alabama Power issued $175 million additional aggregate principal amount of its Series 2015A 3.750% Senior Notes due March 1, 2045 (Additional Series 2015A Senior Notes) and $250 million aggregate principal amount of its Series 2015B 2.800% Senior Notes due April 1, 2025 (Series 2015B Senior Notes). A portion of the proceeds of the Additional Series 2015A Senior Notes and the Series 2015B Senior Notes were used in May 2015 to redeem 6.48 million shares ($162 million aggregate stated capital) of Alabama Power's 5.20% Class A Preferred Stock at a redemption price of $25 per share plus accrued and unpaid dividends to the redemption date, 4.0 million shares ($100 million aggregate stated capital) of Alabama Power's 5.30% Class A Preferred Stock at a

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

redemption price of $25 per share plus accrued and unpaid dividends to the redemption date, and 6.0 million shares ($150 million aggregate stated capital) of Alabama Power's 5.625% Series Preference Stock at a redemption price of $25 per share plus accrued and unpaid dividends to the redemption date, and the remaining net proceeds were used for general corporate purposes, including Alabama Power's continuous construction program.
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
Subsequent to September 30, 2015, Alabama Power repaid at maturity $400 million aggregate principal amount of its Series 2012B 0.550% Senior Notes due October 15, 2015.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$2,537	$2,452	$6,223	$6,502
Wholesale revenues, non-affiliates	55	80	173	269
Wholesale revenues, affiliates	5	7	18	38
Other revenues	94	92	271	277
Total operating revenues	2,691	2,631	6,685	7,086
Operating Expenses:
Fuel	706	684	1,735	2,055
Purchased power, non-affiliates	90	77	227	219
Purchased power, affiliates	148	172	411	522
Other operations and maintenance	462	456	1,405	1,334
Depreciation and amortization	214	211	633	628
Taxes other than income taxes	107	111	302	320
Total operating expenses	1,727	1,711	4,713	5,078
Operating Income	964	920	1,972	2,008
Other Income and (Expense):
Interest expense, net of amounts capitalized	(90)	(88)	(272)	(262)
Other income (expense), net	18	14	34	29
Total other income and (expense)	(72)	(74)	(238)	(233)
Earnings Before Income Taxes	892	846	1,734	1,775
Income taxes	337	317	657	660
Net Income	555	529	1,077	1,115
Dividends on Preferred and Preference Stock	4	4	13	13
Net Income After Dividends on Preferred and Preference Stock	$551	$525	$1,064	$1,102
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Net Income	$555	$529	$1,077	$1,115
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(7), $-, $(7) and $-, respectively	(11)	—	(10)	—
Reclassification adjustment for amounts included in net income, net of tax of $-, $1, $1 and $1, respectively	1	—	2	1
Total other comprehensive income (loss)	(10)	—	(8)	1
Comprehensive Income	$545	$529	$1,069	$1,116
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014
	(in millions)
Operating Activities:
Net income	$1,077	$1,115
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	766	757
Deferred income taxes	12	121
Allowance for equity funds used during construction	(24)	(29)
Retail fuel cost over recovery — long-term	—	(44)
Deferred expenses	(45)	(35)
Pension, postretirement, and other employee benefits	40	28
Other, net	30	24
Changes in certain current assets and liabilities —
-Receivables	37	(377)
-Fossil fuel stock	141	337
-Prepaid income taxes	244	19
-Other current assets	(17)	(24)
-Accounts payable	(118)	(7)
-Accrued taxes	54	148
-Accrued compensation	(34)	20
-Retail fuel cost over recovery — short-term	—	(14)
-Other current liabilities	(3)	29
Net cash provided from operating activities	2,160	2,068
Investing Activities:
Property additions	(1,321)	(1,364)
Nuclear decommissioning trust fund purchases	(815)	(457)
Nuclear decommissioning trust fund sales	810	455
Cost of removal, net of salvage	(57)	(39)
Change in construction payables, net of joint owner portion	44	16
Prepaid long-term service agreements	(60)	(66)
Other investing activities	11	(3)
Net cash used for investing activities	(1,388)	(1,458)
Financing Activities:
Decrease in notes payable, net	(26)	(836)
Proceeds —
Capital contributions from parent company	41	39
Pollution control revenue bonds	274	40
FFB loan	600	1,000
Short-term borrowings	250	—
Redemptions and repurchases —
Pollution control revenue bonds	(268)	(37)
Senior notes	(525)	—
Short-term borrowings	(250)	—
Payment of preferred and preference stock dividends	(13)	(13)
Payment of common stock dividends	(776)	(715)
FFB loan issuance costs	—	(49)
Other financing activities	(18)	(6)
Net cash used for financing activities	(711)	(577)
Net Change in Cash and Cash Equivalents	61	33
Cash and Cash Equivalents at Beginning of Period	24	30
Cash and Cash Equivalents at End of Period	$85	$63
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $10 and $13 capitalized for 2015 and 2014, respectively)	$251	$235
Income taxes, net	311	309
Noncash transactions — Accrued property additions at end of period	192	220

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2015	At December 31, 2014
	(in millions)
Current Assets:
Cash and cash equivalents	$85	$24
Receivables —
Customer accounts receivable	758	553
Unbilled revenues	243	201
Joint owner accounts receivable	52	121
Other accounts and notes receivable	47	61
Affiliated companies	22	18
Accumulated provision for uncollectible accounts	(7)	(6)
Fossil fuel stock, at average cost	298	439
Materials and supplies, at average cost	439	438
Vacation pay	90	91
Prepaid income taxes	24	278
Other regulatory assets, current	124	136
Other current assets	94	74
Total current assets	2,269	2,428
Property, Plant, and Equipment:
In service	31,546	31,083
Less accumulated provision for depreciation	11,046	11,222
Plant in service, net of depreciation	20,500	19,861
Other utility plant, net	10	211
Nuclear fuel, at amortized cost	544	563
Construction work in progress	4,390	4,031
Total property, plant, and equipment	25,444	24,666
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	62	58
Nuclear decommissioning trusts, at fair value	761	789
Miscellaneous property and investments	38	38
Total other property and investments	861	885
Deferred Charges and Other Assets:
Deferred charges related to income taxes	678	698
Deferred under recovered regulatory clause revenues	—	197
Other regulatory assets, deferred	2,075	1,753
Other deferred charges and assets	399	403
Total deferred charges and other assets	3,152	3,051
Total Assets	$31,726	$31,030
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2015	At December 31, 2014
	(in millions)
Current Liabilities:
Securities due within one year	$1,362	$1,154
Notes payable	130	156
Accounts payable —
Affiliated	444	451
Other	515	555
Customer deposits	260	253
Accrued taxes —
Accrued income taxes	75	1
Other accrued taxes	311	332
Accrued interest	99	96
Accrued vacation pay	62	63
Accrued compensation	120	153
Other current liabilities	345	256
Total current liabilities	3,723	3,470
Long-term Debt	8,709	8,683
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	5,493	5,507
Deferred credits related to income taxes	101	106
Accumulated deferred investment tax credits	188	196
Employee benefit obligations	893	903
Asset retirement obligations	1,332	1,223
Other deferred credits and liabilities	266	255
Total deferred credits and other liabilities	8,273	8,190
Total Liabilities	20,705	20,343
Preferred Stock	45	45
Preference Stock	221	221
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 20,000,000 shares
Outstanding — 9,261,500 shares	398	398
Paid-in capital	6,251	6,196
Retained earnings	4,123	3,835
Accumulated other comprehensive loss	(17)	(8)
Total common stockholder's equity	10,755	10,421
Total Liabilities and Stockholder's Equity	$31,726	$31,030
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2015 vs. THIRD QUARTER 2014
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$26	5.0	$(38)	(3.4)
Georgia Power's net income after dividends on preferred and preference stock for the third quarter 2015 was $551 million compared to $525 million for the corresponding period in 2014. For year-to-date 2015, net income after dividends on preferred and preference stock was $1.06 billion compared to $1.10 billion for the corresponding period in 2014. The increase in the third quarter 2015 was primarily due to an increase in retail base revenues effective January 1, 2015, as authorized by the Georgia PSC, partially offset by higher non-fuel operating expenses. The decrease in year-to-date 2015 was primarily due to higher non-fuel operating expenses and the correction of an error affecting billings since 2013 to a small number of large commercial and industrial customers under a rate plan allowing for variable demand-driven pricing, partially offset by increases in retail base revenues effective January 1, 2015, as authorized by the Georgia PSC.
See Note (A) to the Condensed Financial Statements herein for additional information.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Retail Revenues

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$85	3.5	$(279)	(4.3)
In the third quarter 2015, retail revenues were $2.54 billion compared to $2.45 billion for the corresponding period in 2014. For year-to-date 2015, retail revenues were $6.22 billion compared to $6.50 billion for the corresponding period in 2014.
Details of the changes in retail revenues were as follows:

	Third Quarter 2015		Year-to-Date 2015
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$2,452		$6,502
Estimated change resulting from –
Rates and pricing	29	1.2	32	0.5
Sales growth	13	0.5	49	0.7
Weather	44	1.8	50	0.8
Fuel cost recovery	(1)	—	(410)	(6.3)
Retail – current year	$2,537	3.5%	$6,223	(4.3)%
Revenues associated with changes in rates and pricing increased in the third quarter 2015 when compared to the corresponding period in 2014 primarily due to base tariff increases approved under the 2013 ARP and increases in collections for financing costs related to the construction of Plant Vogtle Units 3 and 4 through the NCCR tariff, which were both effective January 1, 2015 as well as higher contributions from variable demand-driven pricing from commercial and industrial customers. Revenues associated with changes in rates and pricing increased for year-to-date 2015 when compared to the corresponding period in 2014 primarily due to the base tariff increases and increases in collections for financing costs described above, partially offset by the correction of an error affecting billings since 2013 to a small number of large commercial and industrial customers under a rate plan allowing for variable demand-driven pricing. See Note 3 to the financial statements of Georgia Power under "Retail Regulatory Matters – Rate Plans" in Item 8 of the Form 10-K and Note (A) to the Condensed Financial Statements herein for additional information.
Revenues attributable to changes in sales increased in the third quarter and year-to-date 2015 when compared to the corresponding periods in 2014. Weather-adjusted residential KWH sales increased 0.1%, weather-adjusted commercial KWH sales increased 1.8%, and weather-adjusted industrial KWH sales decreased 0.3% in the third quarter 2015 when compared to the corresponding period in 2014. For year-to-date 2015, weather-adjusted residential KWH sales increased 1.1%, weather-adjusted commercial KWH sales increased 1.3%, and weather-adjusted industrial KWH sales increased 1.2% when compared to the corresponding period in 2014. An increase of approximately 26,000 residential customers since September 30, 2014 contributed to the increase in weather-adjusted residential KWH sales. Increased customer usage and an increase of approximately 3,000 commercial customers since September 30, 2014 contributed to the increase in weather-adjusted commercial sales. Increased demand in the paper, stone, clay, and glass, food processing, transportation, rubber, and pipeline sectors was the main contributor to the year-to-date increase in weather-adjusted industrial KWH sales, partially offset by a decrease in the chemicals and primary metals sectors. A strong dollar, low oil prices, and weak global growth conditions have constrained growth in the industrial sector.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues decreased $1 million and $410 million in the third quarter and year-to-date 2015, respectively, when compared to the corresponding periods in 2014 primarily due to lower natural gas costs. Electric rates include provisions to adjust

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Fuel Cost Recovery" herein for additional information.
Wholesale Revenues – Non-Affiliates

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$(25)	(31.3)	$(96)	(35.7)
Wholesale revenues from sales to non-affiliates consist of PPAs and short-term opportunity sales. Wholesale revenues from PPAs have both capacity and energy components. Wholesale capacity revenues from PPAs are recognized either on a levelized basis over the appropriate contract period or the amounts billable under the contract terms and provide for recovery of fixed costs and a return on investment. Wholesale revenues from sales to non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of Georgia Power's and the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. Short-term opportunity sales are made at market-based rates that generally provide a margin above Georgia Power's variable cost to produce the energy.
In the third quarter 2015, wholesale revenues from sales to non-affiliates were $55 million compared to $80 million for the corresponding period in 2014 related to an $8 million decrease in energy revenues and a $17 million decrease in capacity revenues. For year-to-date 2015, wholesale revenues from sales to non-affiliates were $173 million compared to $269 million for the corresponding period in 2014 related to a $57 million decrease in energy revenues and a $39 million decrease in capacity revenues. The decreases in energy revenues were primarily due to lower natural gas prices. The decreases in capacity revenues reflect the expiration of wholesale contracts in December 2014 and the retirements of Plant Branch Units 1, 3, and 4, Plant Yates Units 1 through 5, and Plant McManus Units 1 and 2.
Wholesale Revenues – Affiliates

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$(2)	(28.6)	$(20)	(52.6)
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
In the third quarter 2015, wholesale revenues from sales to affiliates were $5 million compared to $7 million for the corresponding period in 2014. For year-to-date 2015, wholesale revenues from sales to affiliates were $18 million compared to $38 million for the corresponding period in 2014. The decreases were due to lower natural gas prices and a 41.7% and 52.9% decrease in KWH sales in the third quarter 2015 and year-to-date 2015, respectively, primarily due to the higher cost of Georgia Power-owned generation as compared to the market cost of available energy.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel and Purchased Power Expenses

	Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$22	3.2	$(320)	(15.6)
Purchased power – non-affiliates	13	16.9	8	3.7
Purchased power – affiliates	(24)	(14.0)	(111)	(21.3)
Total fuel and purchased power expenses	$11		$(423)
In the third quarter 2015, total fuel and purchased power expenses were $944 million compared to $933 million in the corresponding period in 2014. The increase in the third quarter 2015 was primarily due to an increase of $44 million in the volume of KWHs purchased due to lower natural gas prices and a $37 million increase in the average cost of fuel related to higher coal prices, partially offset by a $35 million decrease in the average cost of purchased power due to lower natural gas prices and a $35 million decrease in the volume of KWHs generated due to higher coal prices.
For year-to-date 2015, total fuel and purchased power expenses were $2.37 billion compared to $2.80 billion in the corresponding period in 2014. The decrease in year-to-date 2015 was primarily due to a $394 million decrease in the average cost of fuel and purchased power related to lower natural gas prices and a $135 million decrease in the volume of KWHs generated due to higher coal prices, partially offset by a $106 million increase in the volume of KWHs purchased due to lower natural gas prices.
Fuel and purchased power energy transactions do not have a significant impact on earnings since these fuel expenses are generally offset by fuel revenues through Georgia Power's fuel cost recovery mechanism. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Fuel Cost Recovery" herein for additional information.
Details of Georgia Power's generation and purchased power were as follows:

	Third Quarter 2015	Third Quarter 2014	Year-to-Date 2015	Year-to-Date 2014
Total generation (billions of KWHs)	19	19	53	55
Total purchased power (billions of KWHs)	7	6	18	16
Sources of generation (percent) —
Coal	41	45	38	45
Nuclear	22	20	23	21
Gas	36	34	37	32
Hydro	1	1	2	2
Cost of fuel, generated (cents per net KWH) —
Coal	5.42	4.19	4.65	4.49
Nuclear	0.86	0.86	0.76	0.90
Gas	2.57	3.41	2.62	3.84
Average cost of fuel, generated (cents per net KWH)	3.37	3.25	2.98	3.51
Average cost of purchased power (cents per net KWH)(*)	4.54	5.03	4.50	5.42

(*)	Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel
In the third quarter 2015, fuel expense was $706 million compared to $684 million in the corresponding period in 2014. The increase was primarily due to a 29.4% increase in the average cost of coal per KWH generated, partially offset by a 24.6% decrease in the average cost of natural gas per KWH generated and an 11.5% decrease in the volume of KWHs generated by coal.
For year-to-date 2015, fuel expense was $1.74 billion compared to $2.06 billion in the corresponding period in 2014. The decrease was primarily due to a 15.1% decrease in the average cost of fuel per KWH generated and an 18.5% decrease in the volume of KWHs generated by coal, partially offset by a 9.5% increase in the volume of KWHs generated by natural gas.
Purchased Power – Non-Affiliates
In the third quarter 2015, purchased power expense from non-affiliates was $90 million compared to $77 million in the corresponding period in 2014. The increase was primarily due to a 42.9% increase in the volume of KWHs purchased to meet customer demand, partially offset by a 15.0% decrease in the average cost per KWH purchased primarily resulting from lower natural gas prices.
For year-to-date 2015, purchased power expense from non-affiliates was $227 million compared to $219 million in the corresponding period in 2014. The increase was primarily due to a 46.0% increase in the volume of KWHs purchased to meet customer demand, partially offset by a 26.4% decrease in the average cost per KWH purchased primarily resulting from lower natural gas prices.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the third quarter 2015, purchased power expense from affiliates was $148 million compared to $172 million in the corresponding period in 2014. For year-to-date 2015, purchased power expense from affiliates was $411 million compared to $522 million in the corresponding period in 2014. The decreases were due to decreases of 11.0% and 17.2% in the average cost per KWH purchased in the third quarter 2015 and year-to-date 2015, respectively, primarily resulting from lower natural gas prices.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$6	1.3	$71	5.3
In the third quarter 2015, other operations and maintenance expenses were $462 million compared to $456 million in the corresponding period in 2014. The increase was primarily due to increases of $10 million in employee compensation and benefits including pension costs and $5 million primarily related to customer incentive and demand-side management costs due to additional customer participation, partially offset by a decrease of $10 million in transmission and distribution overhead line maintenance. See Note (F) to the Condensed Financial Statements herein for additional information related to pension costs.
For year-to-date 2015, other operations and maintenance expenses were $1.41 billion compared to $1.33 billion in the corresponding period in 2014. The increase was primarily due to increases of $39 million in employee compensation and benefits including pension costs, $13 million in scheduled outage-related costs, and $17 million

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

primarily related to customer incentive and demand-side management costs due to additional customer participation.
Depreciation and Amortization

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$3	1.4	$5	0.8
For year-to-date 2015, depreciation and amortization was $633 million compared to $628 million in the corresponding period in 2014. The increase was primarily due to a $16 million increase related to additional plant in service, partially offset by a $9 million decrease related to other cost of removal and a $3 million decrease due to a change in useful lives.
Taxes Other Than Income Taxes

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$(4)	(3.6)	$(18)	(5.6)
In the third quarter 2015, taxes other than income taxes were $107 million compared to $111 million in the corresponding period in 2014. For the year-to-date 2015, taxes other than income taxes were $302 million compared to $320 million in the corresponding period in 2014. The decrease in year-to-date 2015 was primarily due to decreases of $9 million in municipal franchise fees related to lower retail revenues and $7 million in property taxes.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$2	2.3	$10	3.8
In the third quarter 2015, interest expense, net of amounts capitalized was $90 million compared to $88 million in the corresponding period in 2014. For year-to-date 2015, interest expense, net of amounts capitalized was $272 million compared to $262 million in the corresponding period in 2014. The increases were primarily due to increased outstanding long-term debt borrowings from the FFB.
Income Taxes

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$20	6.3	$(3)	(0.5)
In the third quarter 2015, income taxes were $337 million compared to $317 million in the corresponding period in 2014. For year-to-date 2015, income taxes were $657 million compared to $660 million in the corresponding period in 2014. The increase in the third quarter 2015 was primarily due to higher pre-tax earnings. The decrease in year-to-date 2015 was due to lower pre-tax earnings, partially offset by the recognition in 2014 of tax benefits related to emission allowances and state apportionment and lower non-taxable AFUDC equity.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Georgia Power's future earnings potential. The level of Georgia Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Georgia Power's business of selling electricity. These factors include Georgia Power's

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently-incurred costs during a time of increasing costs and the completion and subsequent operation of ongoing construction projects, primarily Plant Vogtle Units 3 and 4. Future earnings in the near term will depend, in part, upon maintaining and growing sales which are subject to a number of factors. These factors include weather, competition, new energy contracts with other utilities, energy conservation practiced by customers, the use of alternative energy sources by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Georgia Power's service territory. Demand for electricity for Georgia Power is partially driven by economic growth. The pace of economic growth and electricity demand may be affected by changes in regional and global economic conditions, which may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Georgia Power in Item 7 of the Form 10-K.
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
Air Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Air Quality" of Georgia Power in Item 7 of the Form 10-K for additional information regarding the EPA's proposed regulations governing emissions during startup, shutdown, or malfunction (SSM), the final MATS rule, the Cross State Air Pollution Rule (CSAPR), and the eight-hour National Ambient Air Quality Standard (NAAQS) for ozone.
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
On October 26, 2015, the EPA published a more stringent eight-hour NAAQS for ozone. This new standard could potentially require additional emission controls, improvements in control efficiency, and operational fuel changes and could affect the siting of new generating facilities. The ultimate impact of this matter will depend on any legal challenges and implementation of the final rule and cannot be determined at this time.
Water Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Water Quality" of Georgia Power in Item 7 of the Form 10-K for additional information regarding the EPA's and the U.S. Army Corps of Engineers' rule revising the definition of waters of the U.S. under the Clean Water Act (CWA) and the EPA's revisions to effluent guidelines.
On June 29, 2015, the EPA and the U.S. Army Corps of Engineers jointly published a final rule revising the regulatory definition of waters of the U.S. for all CWA programs. The final rule significantly expands the scope of federal jurisdiction under the CWA and could have significant impacts on economic development projects which could affect customer demand growth. In addition, this rule could significantly increase permitting and regulatory requirements and costs associated with the siting of new facilities and the installation, expansion, and maintenance of transmission and distribution lines. The rule became effective August 28, 2015, but on October 9, 2015, the U.S. Court of Appeals for the Sixth Circuit issued an order staying implementation of the final rule. The ultimate impact of the final rule will depend on the outcome of this and other pending legal challenges and the EPA's and the U.S. Army Corps of Engineers' field-level implementation of the rule and cannot be determined at this time.
On November 3, 2015, the EPA published final revisions to technology-based limits for certain wastestreams from steam electric power plants. These revisions impose stringent steam effluent guidelines and technology requirements for wastewater discharges at affected units. Compliance with these revisions could result in significant additional capital expenditures and could affect future unit retirement and replacement decisions. The ultimate impact of these revisions will depend on any legal challenges and implementation of the final revisions and cannot be determined at this time.
Coal Combustion Residuals
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Coal Combustion Residuals" of Georgia Power in Item 7 of the Form 10-K for additional information regarding the EPA's regulation of CCR.
On April 17, 2015, the EPA published the Disposal of Coal Combustion Residuals from Electric Utilities final rule (CCR Rule) in the Federal Register, which became effective on October 19, 2015. Based on initial cost estimates for closure in place and groundwater monitoring of ash ponds pursuant to the CCR Rule, during the second quarter 2015, Georgia Power recorded incremental asset retirement obligations (ARO) of approximately $82 million related to the CCR Rule. As further analysis is performed, including evaluation of the expected method of compliance, refinement of assumptions underlying the cost estimates, such as the quantities of CCR at each site, and the determination of timing, including the potential for closing ash ponds prior to the end of their currently anticipated useful life, Georgia Power expects to continue to periodically update these estimates. The ultimate impact of the CCR Rule cannot be determined at this time and will depend on Georgia Power's ongoing review of the CCR Rule, the results of initial and ongoing minimum criteria assessments, and the outcome of legal challenges. See Note (A) to the Condensed Financial Statements herein for additional information regarding Georgia Power's AROs as of September 30, 2015.

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
On October 23, 2015, two final actions by the EPA that would limit CO2 emissions from fossil fuel-fired electric generating units were published in the Federal Register. One of the final actions contains specific emission standards governing CO2 emissions from new, modified, and reconstructed units. The other final action establishes guidelines for states to develop plans to meet EPA-mandated CO2 emission rates for existing units. The EPA's final guidelines require state plans to meet interim CO2 performance rates between 2022 and 2029 and final rates in 2030 and thereafter. At the same time, a proposed federal plan and proposed model rule were published that states can adopt or that would be put in place if, in response to the final guidelines, a state either does not submit a state plan or its plan is not approved by the EPA.
These guidelines and standards could result in operational restrictions and material compliance costs, including capital expenditures, which could affect future unit retirement and replacement decisions. Georgia Power's results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates or through market-based contracts. However, the ultimate financial and operational impact of the final rules on Georgia Power cannot be determined at this time and will depend on numerous factors including the Southern Company system's ongoing review of the final rules; the outcome of any legal challenges, including legal challenges filed by Georgia Power; individual state implementation of the EPA's final guidelines, including the potential that state plans impose different standards; additional rulemaking activities in response to legal challenges and related court decisions; the impact of future changes in generation and emissions-related technology and costs; the impact of future decisions regarding unit retirement and replacement, including the type and amount of any such replacement capacity; and the time periods over which compliance will be required.
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
On July 21, 2015, the Georgia PSC approved Georgia Power's request to build, own, and operate an up to 46-MW solar generation facility at a U.S. Marine Corps base in Albany, Georgia by the end of 2016.
Rate Plans
In accordance with the terms of the 2013 ARP, on October 2, 2015, Georgia Power filed the following tariff adjustments with the Georgia PSC to become effective January 1, 2016 pending its approval:

•	increase in traditional base tariffs by approximately $49 million;

•	increase in the environmental compliance cost recovery tariff by approximately $75 million;

•	increase in the demand-side management tariffs by approximately $7 million; and

•	increase in the municipal franchise fee tariff by approximately $13 million.
The ultimate outcome of this matter cannot be determined at this time.
Integrated Resource Plan
To comply with the April 16, 2015 effective date of the MATS rule, Plant Branch Units 1, 3, and 4 (1,266 MWs), Plant Yates Units 1 through 5 (579 MWs), and Plant McManus Units 1 and 2 (122 MWs) were retired on April 15, 2015. In addition, operations were discontinued at Plant Mitchell Unit 3 (155 MWs) and its decertification will be requested in connection with the triennial Integrated Resource Plan in 2016. The switch to natural gas as the primary fuel is complete at Plant Yates Units 7 and 6 and the units were returned to service on May 4, 2015 and June 27, 2015, respectively. On October 13, 2015, Plant Kraft Units 1 through 4 (316 MWs) were retired.
Fuel Cost Recovery
Georgia Power has established fuel cost recovery rates approved by the Georgia PSC. On September 18, 2015, Georgia Power filed a rate request with the Georgia PSC to lower total annual billings by approximately $268 million effective January 1, 2016. The Georgia PSC is scheduled to vote on this matter on December 15, 2015. The ultimate outcome of this matter cannot be determined at this time.
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
Nuclear Construction
See Note 3 to the financial statements of Georgia Power under "Retail Regulatory Matters – Nuclear Construction" in Item 8 of the Form 10-K for additional information regarding the construction of Plant Vogtle Units 3 and 4, Vogtle Construction Monitoring (VCM) reports, and pending litigation.
In 2008, Georgia Power, acting for itself and as agent for the Vogtle Owners, entered into an agreement (Vogtle 3 and 4 Agreement) with the Contractor, pursuant to which the Contractor agreed to design, engineer, procure,

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

construct, and test Plant Vogtle Units 3 and 4. Current anticipated in-service dates for Plant Vogtle Units 3 and 4 are the second quarter 2019 and the second quarter 2020, respectively.
Under the terms of the Vogtle 3 and 4 Agreement, the Vogtle Owners agreed to pay a purchase price that is subject to certain price escalations and adjustments, including fixed escalation amounts and index-based adjustments, as well as adjustments for change orders, and performance bonuses for early completion and unit performance. The Vogtle 3 and 4 Agreement also provides for liquidated damages upon the Contractor's failure to fulfill the schedule and performance guarantees, subject to a cap. In addition, the Vogtle 3 and 4 Agreement provides for limited cost sharing by the Vogtle Owners for Contractor costs under certain conditions (which have not occurred), with maximum additional capital costs under this provision attributable to Georgia Power (based on Georgia Power's ownership interest) of approximately $114 million. Each Vogtle Owner is severally (and not jointly) liable for its proportionate share, based on its ownership interest, of all amounts owed to the Contractor under the Vogtle 3 and 4 Agreement. Georgia Power's proportionate share is 45.7%.
Certain payment obligations of Westinghouse and CB&I Stone & Webster, Inc. (S&W) (formerly known as Stone & Webster, Inc.) under the Vogtle 3 and 4 Agreement are guaranteed by Toshiba Corporation (Toshiba) and The Shaw Group Inc. (Shaw Group) (a subsidiary of Chicago Bridge & Iron Company, N.V. (CB&I)), respectively. In the event of certain credit rating downgrades of any Vogtle Owner, such Vogtle Owner will be required to provide a letter of credit or other credit enhancement. The Vogtle Owners may terminate the Vogtle 3 and 4 Agreement at any time for their convenience, provided that the Vogtle Owners will be required to pay certain termination costs. The Contractor may terminate the Vogtle 3 and 4 Agreement under certain circumstances, including certain Vogtle Owner suspension or delays of work, action by a governmental authority to permanently stop work, certain breaches of the Vogtle 3 and 4 Agreement by the Vogtle Owners, Vogtle Owner insolvency, and certain other events.
In 2009, the NRC issued an Early Site Permit and Limited Work Authorization which allowed limited work to begin on Plant Vogtle Units 3 and 4. The NRC certified the Westinghouse Design Control Document, as amended (DCD), for the AP1000 nuclear reactor design, in late 2011, and issued combined construction and operating licenses (COLs) in early 2012. Receipt of the COLs allowed full construction to begin. There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4, at the federal and state level, and additional challenges may arise as construction proceeds.
In 2012, the Vogtle Owners and the Contractor began negotiations regarding the costs associated with design changes to the DCD and the delays in the timing of approval of the DCD and issuance of the COLs, including the assertion by the Contractor that the Vogtle Owners are responsible for these costs under the terms of the Vogtle 3 and 4 Agreement. Also in 2012, Georgia Power and the other Vogtle Owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia seeking a declaratory judgment that the Vogtle Owners are not responsible for these costs. In 2012, the Contractor also filed suit against Georgia Power and the other Vogtle Owners in the U.S. District Court for the District of Columbia alleging the Vogtle Owners are responsible for these costs. The Contractor also asserted it is entitled to extensions of the guaranteed substantial completion dates of April 2016 and April 2017 for Plant Vogtle Units 3 and 4, respectively. In May 2014, the Contractor filed an amended counterclaim to the suit pending in the U.S. District Court for the Southern District of Georgia alleging that (i) the design changes to the DCD imposed by the NRC delayed module production and the impacts to the Contractor are recoverable by the Contractor under the Vogtle 3 and 4 Agreement and (ii) the changes to the basemat rebar design required by the NRC caused additional costs and delays recoverable by the Contractor under the Vogtle 3 and 4 Agreement. On March 10, 2015, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the decision of the U.S. District Court for the District of Columbia, which had dismissed the Contractor's suit, ruling that the proper venue is the U.S. District Court for the Southern District of Georgia. The case is pending in the U.S. District Court for the Southern District of Georgia (Vogtle Construction Litigation). The portion of additional costs claimed by the Contractor in its initial complaint that would be attributable to Georgia Power (based on Georgia Power's ownership interest) is approximately $425 million in 2008 dollars (approximately $591 million in 2015 dollars). The Contractor did not specify in its amended counterclaim the amounts relating to these new allegations; however, the Contractor subsequently asserted estimated minimum damages related to the amended counterclaim (based on Georgia Power's ownership interest) of approximately $113 million in 2014 dollars (approximately $118

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million in 2015 dollars). In June 2015, the Contractor updated its estimated damages under the initial complaint and the amended counterclaim to an aggregate (based on Georgia Power's ownership interest) of approximately $714 million (in 2015 dollars).
On October 27, 2015, Westinghouse and CB&I announced an agreement under which Westinghouse or one of its affiliates will acquire S&W from CB&I, subject to satisfaction of certain conditions to closing. In addition, on October 27, 2015, Westinghouse and the Vogtle Owners entered into a term sheet (Term Sheet) setting forth the terms of a settlement agreement to resolve disputes between the Vogtle Owners and the Contractor under the Vogtle 3 and 4 Agreement, including the Vogtle Construction Litigation.
In accordance with the Term Sheet: (i) the Vogtle Owners and the Contractor will enter into mutual releases of all open claims which have been asserted, including any potential extension of such open claims, as well as future claims based on events occurring prior to the effective date of the release that potentially could have been asserted under the original terms of the Vogtle 3 and 4 Agreement, including the Vogtle Construction Litigation, which will be dismissed with prejudice; (ii) the Vogtle 3 and 4 Agreement will be amended to restrict the Contractor's ability to seek further increases in the contract price by clarifying and limiting the circumstances that constitute nuclear regulatory changes in law; (iii) enhanced dispute resolution procedures will be implemented; (iv) the guaranteed substantial completion dates under the Vogtle 3 and 4 Agreement will be revised to match the current estimated in-service dates of June 30, 2019 for Unit 3 and June 30, 2020 for Unit 4 (as discussed below); (v) delay liquidated damages will now commence from the current estimated nuclear fuel loading date for each unit, which is December 31, 2018 for Unit 3 and December 31, 2019 for Unit 4, rather than the original guaranteed substantial completion dates under the Vogtle 3 and 4 Agreement; and (vi) Georgia Power, based on its ownership interest, will pay to the Contractor and capitalize to the project cost approximately $350 million, of which approximately $120 million has been paid previously under the dispute resolution procedures of the Vogtle 3 and 4 Agreement. In addition, the Vogtle Owners and the Contractor resolved other open existing items relating to the scope of the project under the Vogtle 3 and 4 Agreement, including cyber security, for which costs were reflected in Georgia Power's previously disclosed in-service cost estimate. Further, as part of the proposed settlement and in connection with Westinghouse's proposed acquisition of S&W: (i) the Vogtle Owners will terminate the parent guarantee of Shaw Group with respect to certain obligations of S&W, subject to obtaining the consent of the DOE under loan guarantee agreements relating to Plant Vogtle Units 3 and 4, while the parent guarantee of Toshiba with respect to certain obligations of Westinghouse will remain in place; (ii) Westinghouse will make provisions to engage Fluor Enterprises, Inc., a subsidiary of Fluor Corporation, as a new construction subcontractor; and (iii) the Vogtle Owners, CB&I, and Shaw Group also will enter into mutual releases of any and all claims against each other arising out of the construction of Plant Vogtle Units 3 and 4.
The settlement of the pending disputes between the Vogtle Owners and the Contractor, including the Vogtle Construction Litigation, is subject to consummation of Westinghouse's proposed acquisition of S&W. If this proposed acquisition is not completed, the Vogtle Construction Litigation will continue and the Contractor may from time to time continue to assert that it is entitled to additional payments with respect to its allegations, any of which could be substantial.
Georgia Power will submit the ultimate settlement agreement terms and the related amendments to the Vogtle 3 and 4 Agreement to the Georgia PSC for its review.
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
On April 15, 2015, the Georgia PSC issued a procedural order in connection with the twelfth VCM report, which included a requested amendment (Requested Amendment) to the Plant Vogtle Units 3 and 4 certificate to reflect the

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractor's revised forecast for completion of Plant Vogtle Units 3 and 4 (second quarter of 2019 and second quarter of 2020, respectively) as well as additional estimated owner-related costs, which include approximately $10 million per month, including property taxes, oversight costs, compliance costs, and other operational readiness costs to include the estimated owner's costs associated with the proposed 18-month Contractor delay and to increase the estimated total in-service capital cost of Plant Vogtle Units 3 and 4 to $5.0 billion. Pursuant to this order, the Georgia PSC deemed the Requested Amendment unnecessary and withdrawn until the completion of construction of Plant Vogtle Unit 3 consistent with the 2013 Stipulation. The Georgia PSC recognized that the certified cost and the 2013 Stipulation do not constitute a cost recovery cap. In accordance with the Georgia Integrated Resource Planning Act, any costs incurred by Georgia Power in excess of the certified amount will be included in rate base, provided Georgia Power shows the costs to be reasonable and prudent. Financing costs up to the certified amount will be collected through the NCCR tariff until the units are placed in service, while financing costs on any construction-related costs in excess of the $4.4 billion certified amount are expected to be recovered through AFUDC.
The Georgia PSC has approved twelve VCM reports covering the periods through December 31, 2014, including construction capital costs incurred, which through that date totaled $3.0 billion. On August 28, 2015, Georgia Power filed its thirteenth VCM report with the Georgia PSC covering the period from January 1 through June 30, 2015, which requested approval for an additional $148 million of construction capital costs incurred during that period and reflected estimated financing costs during the construction period to total approximately $2.4 billion. Georgia Power will continue to incur financing costs of approximately $30 million per month until Plant Vogtle Units 3 and 4 are placed in service.
On October 30, 2015, Georgia Power filed to increase the NCCR tariff by approximately $19 million, effective January 1, 2016, pending Georgia PSC approval.
Processes are in place that are designed to assure compliance with the requirements specified in the DCD and the COLs, including inspections by Southern Nuclear and the NRC that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the NRC. Various design and other licensing-based compliance issues may arise as construction proceeds, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs either to the Vogtle Owners or the Contractor or to both.
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
Future claims by the Contractor or Georgia Power (on behalf of the Vogtle Owners) could arise throughout construction. These claims may be resolved through formal and informal dispute resolution procedures under the Vogtle 3 and 4 Agreement, but also may be resolved through litigation.
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
Georgia Power previously recorded AROs as a result of state requirements in Georgia which closely align with the requirements of the CCR Rule discussed above. The cost estimates are based on information using various assumptions related to closure and post-closure costs, timing of future cash outlays, inflation and discount rates, and the potential methods for complying with the CCR Rule requirements for closure in place. As further analysis is performed, including evaluation of the expected method of compliance, refinement of assumptions underlying the cost estimates, such as the quantities of CCR at each site, and the determination of timing, including the potential

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for closing ash ponds prior to the end of their currently anticipated useful life, Georgia Power expects to continue to periodically update these estimates.
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
On April 7, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted and Georgia Power intends to adopt the ASU in the fourth quarter 2015. The ASU is required to be applied retrospectively to all periods presented beginning in the year of adoption. Georgia Power currently reflects unamortized debt issuance costs in other deferred charges and assets on its balance sheet. Upon adoption, the reclassification will not have a material impact on the results of operations, financial position, or cash flows of Georgia Power.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Georgia Power in Item 7 of the Form 10-K for additional information. Georgia Power's financial condition remained stable at September 30, 2015. Georgia Power intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $2.16 billion for the first nine months of 2015 compared to $2.07 billion for the corresponding period in 2014. The increase was primarily due to increased fuel cost recovery, partially offset by lower deferred taxes. Net cash used for investing activities totaled $1.39 billion for the first nine months of 2015 compared to $1.46 billion for the corresponding period in 2014 primarily related to installation of equipment to comply with environmental standards and construction of transmission and distribution facilities. Net cash used for financing activities totaled $711 million for the first nine months of 2015 compared to $577 million in the corresponding period in 2014. The increase in cash used for financing activities is primarily due to an increase in common stock dividends, lower borrowings from the FFB for the construction of Plant Vogtle 3 and 4, and a redemption and a maturity of senior notes in 2015. Fluctuations in cash flow from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2015 include increases of $778 million in property, plant, and equipment to comply with environmental standards and construction of generation, transmission, and distribution facilities and an increase in other regulatory assets, deferred of $322 million primarily related to AROs and deferred plant retirement costs.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power's capital requirements for its construction program, including estimated capital expenditures for Plant Vogtle Units 3 and 4 and to comply with existing environmental statutes and regulations, scheduled maturities of long-term debt, as well as related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, and trust funding requirements. Approximately $1.4 billion will be required through September 30, 2016 to fund maturities of long-term debt. See "Sources of Capital" herein for additional information.
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
In addition, Georgia Power may make borrowings through a loan guarantee agreement (Loan Guarantee Agreement) between Georgia Power and the DOE, the proceeds of which may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4. Under the Loan Guarantee Agreement, the DOE agreed to guarantee borrowings of up to $3.46 billion (not to exceed 70% of Eligible Project Costs) to be made by Georgia Power under a multi-advance credit facility (FFB Credit Facility) among Georgia Power, the DOE, and the FFB. Eligible Project Costs incurred through September 30, 2015 would allow for borrowings of up to $2.2 billion under the FFB Credit Facility, of which Georgia Power has borrowed $1.8 billion. See Note 6 to the financial statements of Georgia Power under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information regarding the Loan Guarantee Agreement and Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
As of September 30, 2015, Georgia Power's current liabilities exceeded current assets by $1.45 billion primarily due to approximately $1.49 billion of long-term debt due within one year and notes payable. Georgia Power intends to utilize operating cash flows, as well as FFB borrowings, commercial paper, lines of credit, bank notes, and securities issuances, as market conditions permit, and equity contributions from Southern Company to fund its short-term capital needs. Georgia Power has substantial cash flow from operating activities and access to the capital markets and financial institutions to meet liquidity needs.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2015, Georgia Power had approximately $85 million of cash and cash equivalents. Committed credit arrangements with banks at September 30, 2015 were as follows:

Expires			Due Within One Year
2020	Total	Unused	Term Out	No Term Out
(in millions)	(in millions)		(in millions)
$1,750	$1,750	$1,732	$—	$—
See Note 6 to the financial statements of Georgia Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
As reflected in the table above, in August 2015, Georgia Power amended and restated its multi-year credit arrangement, which, among other things, extended the maturity date from 2018 to 2020. Georgia Power increased its borrowing ability by $150 million under its facility maturing in 2020 and terminated its aggregate $150 million facilities maturing in 2016.
A portion of the unused credit with banks is allocated to provide liquidity support to Georgia Power's variable rate pollution control revenue bonds and commercial paper program. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of September 30, 2015 was approximately $872 million. In addition, at September 30, 2015, Georgia Power had $121 million of fixed rate pollution control revenue bonds outstanding that were required to be reoffered within the next 12 months.
This bank credit arrangement contains a covenant that limits debt levels and contains a cross acceleration provision to other indebtedness (including guarantee obligations) of Georgia Power. Such a cross acceleration provision to other indebtedness would trigger an event of default if Georgia Power defaulted on indebtedness, the payment of which was then accelerated. Georgia Power is currently in compliance with this covenant. This bank credit arrangement does not contain a material adverse change clause at the time of borrowing.
Subject to applicable market conditions, Georgia Power expects to renew or replace this credit arrangement, as needed, prior to expiration. In connection therewith, Georgia Power may extend the maturity date and/or increase or decrease the lending commitments thereunder.
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
Details of short-term borrowings were as follows:

	Short-term Debt at September 30, 2015		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$130	0.5%	$193	0.4%	$325

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2015.
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
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, energy price risk management, transmission, and construction of new generation at Plant Vogtle Units 3 and 4.
The maximum potential collateral requirements under these contracts at September 30, 2015 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB- and/or Baa3	$102
Below BBB- and/or Baa3	1,287
Included in these amounts are certain agreements that could require collateral in the event that one or more Southern Company system power pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, a credit rating downgrade could impact the ability of Georgia Power to access capital markets, and would be likely to impact the cost at which it does so.
On August 17, 2015, S&P downgraded the consolidated long-term issuer rating of Southern Company (including Georgia Power) to A- from A. S&P revised its credit rating outlook from negative to stable. Separately, on August 24, 2015, S&P revised its credit rating outlook from stable to negative following the announcement of the Merger.
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
In April 2015, Georgia Power redeemed $125 million aggregate principal amount of its Series Y 5.80% Senior Notes due April 15, 2035.
In May 2015, Georgia Power reoffered to the public $104.6 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), First Series 2013, which had been previously purchased and held since 2013.
In June 2015, Georgia Power made additional borrowings under the FFB Credit Facility in an aggregate principal amount of $600 million. The interest rate applicable to the $600 million principal amount is 3.283% for an interest period that extends to the final maturity date of February 20, 2044. The proceeds were used to reimburse Georgia Power for Eligible Project Costs relating to the construction of Plant Vogtle Units 3 and 4. Georgia Power settled $350 million of interest rate swaps related to this borrowing for a payment of approximately $6 million, which will be amortized to interest expense over 10 years.
In July 2015, $97.925 million aggregate principal amount of the Development Authority of Putnam County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Branch Project), First Series 1996, First Series 1997, Second Series 1997, and First Series 1998 were redeemed.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In August 2015, Georgia Power's $400 million aggregate principal amount of Series 2012C 0.75% Senior Notes matured.
Also in August 2015, in connection with optional tenders, Georgia Power repurchased and reoffered to the public $94.6 million aggregate principal amount of Development Authority of Bartow County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Bowen Project), First Series 2009 and $10 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), First Series 2013.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$363	$366	$983	$979
Wholesale revenues, non-affiliates	30	34	82	104
Wholesale revenues, affiliates	17	21	52	97
Other revenues	19	17	53	49
Total operating revenues	429	438	1,170	1,229
Operating Expenses:
Fuel	143	164	375	478
Purchased power, non-affiliates	26	27	76	57
Purchased power, affiliates	4	4	22	19
Other operations and maintenance	90	85	274	251
Depreciation and amortization	40	38	100	109
Taxes other than income taxes	35	31	91	84
Total operating expenses	338	349	938	998
Operating Income	91	89	232	231
Other Income and (Expense):
Allowance for equity funds used during construction	3	3	11	8
Interest expense, net of amounts capitalized	(12)	(13)	(38)	(39)
Other income (expense), net	(1)	(1)	(3)	(2)
Total other income and (expense)	(10)	(11)	(30)	(33)
Earnings Before Income Taxes	81	78	202	198
Income taxes	31	29	75	74
Net Income	50	49	127	124
Dividends on Preference Stock	2	2	7	7
Net Income After Dividends on Preference Stock	$48	$47	$120	$117
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Net Income	$50	$49	$127	$124
Other comprehensive income (loss)	—	—	—	—
Comprehensive Income	$50	$49	$127	$124
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014
	(in millions)
Operating Activities:
Net income	$127	$124
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	105	115
Deferred income taxes	58	29
Allowance for equity funds used during construction	(11)	(8)
Other, net	16	5
Changes in certain current assets and liabilities —
-Receivables	18	(46)
-Fossil fuel stock	18	44
-Prepaid income taxes	31	9
-Other current assets	1	3
-Accounts payable	(13)	10
-Accrued taxes	46	22
-Accrued compensation	(3)	5
-Over recovered regulatory clause revenues	10	7
-Other current liabilities	8	5
Net cash provided from operating activities	411	324
Investing Activities:
Property additions	(189)	(254)
Cost of removal, net of salvage	(9)	(9)
Change in construction payables	(29)	2
Other investing activities	(6)	(7)
Net cash used for investing activities	(233)	(268)
Financing Activities:
Decrease in notes payable, net	(34)	(44)
Proceeds —
Common stock issued to parent	20	50
Pollution control revenue bonds	13	42
Senior notes	—	200
Redemptions and repurchases —
Pollution control revenue bonds	(13)	(29)
Senior notes	(60)	—
Payment of preference stock dividends	(7)	(7)
Payment of common stock dividends	(98)	(92)
Other financing activities	3	(1)
Net cash provided from (used for) financing activities	(176)	119
Net Change in Cash and Cash Equivalents	2	175
Cash and Cash Equivalents at Beginning of Period	39	22
Cash and Cash Equivalents at End of Period	$41	$197
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $5 and $4 capitalized for 2015 and 2014, respectively)	$27	$29
Income taxes, net	(37)	36
Noncash transactions — Accrued property additions at end of period	17	35
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2015	At December 31, 2014
	(in millions)
Current Assets:
Cash and cash equivalents	$41	$39
Receivables —
Customer accounts receivable	100	73
Unbilled revenues	68	58
Under recovered regulatory clause revenues	17	57
Other accounts and notes receivable	9	8
Affiliated companies	4	10
Accumulated provision for uncollectible accounts	(2)	(2)
Fossil fuel stock, at average cost	84	101
Materials and supplies, at average cost	57	56
Other regulatory assets, current	81	74
Prepaid expenses	13	40
Other current assets	1	2
Total current assets	473	516
Property, Plant, and Equipment:
In service	4,640	4,495
Less accumulated provision for depreciation	1,273	1,296
Plant in service, net of depreciation	3,367	3,199
Other utility plant, net	64	—
Construction work in progress	407	465
Total property, plant, and equipment	3,838	3,664
Other Property and Investments	15	15
Deferred Charges and Other Assets:
Deferred charges related to income taxes	61	56
Other regulatory assets, deferred	430	416
Other deferred charges and assets	44	41
Total deferred charges and other assets	535	513
Total Assets	$4,861	$4,708
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2015	At December 31, 2014
	(in millions)
Current Liabilities:
Notes payable	$76	$110
Accounts payable —
Affiliated	65	87
Other	40	56
Customer deposits	36	35
Accrued taxes —
Accrued income taxes	22	—
Other accrued taxes	33	9
Accrued interest	20	11
Accrued compensation	20	23
Deferred capacity expense, current	22	22
Liabilities from risk management activities	41	37
Other current liabilities	44	23
Total current liabilities	419	413
Long-term Debt	1,310	1,370
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	870	800
Employee benefit obligations	120	121
Other cost of removal obligations	226	235
Other regulatory liabilities, deferred	49	49
Deferred capacity expense	147	163
Other deferred credits and liabilities	216	101
Total deferred credits and other liabilities	1,628	1,469
Total Liabilities	3,357	3,252
Preference Stock	147	147
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 20,000,000 shares
Outstanding — September 30, 2015: 5,642,717 shares
— December 31, 2014: 5,442,717 shares	503	483
Paid-in capital	564	560
Retained earnings	290	267
Accumulated other comprehensive loss	—	(1)
Total common stockholder's equity	1,357	1,309
Total Liabilities and Stockholder's Equity	$4,861	$4,708
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2015 vs. THIRD QUARTER 2014
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$1	2.1	$3	2.6
Gulf Power's net income after dividends on preference stock for the third quarter 2015 was $48 million compared to $47 million for the corresponding period in 2014. The increase was primarily due to higher retail revenues related to a base rate increase, partially offset by higher operations and maintenance expenses.
Gulf Power's net income after dividends on preference stock for year-to-date 2015 was $120 million compared to $117 million for the corresponding period in 2014. The increase was primarily due to higher retail revenues related to a base rate increase and a reduction in depreciation, as authorized by the Florida PSC, partially offset by higher operations and maintenance expenses.
Retail Revenues

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$(3)	(0.8)	$4	0.4
In the third quarter 2015, retail revenues were $363 million compared to $366 million for the corresponding period in 2014. For year-to-date 2015, retail revenues were $983 million compared to $979 million for the corresponding period in 2014.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the changes in retail revenues were as follows:

	Third Quarter 2015		Year-to-Date 2015
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$366		$979
Estimated change resulting from –
Rates and pricing	8	2.1	18	1.8
Sales decline	(1)	(0.3)	(1)	(0.1)
Weather	4	1.1	8	0.8
Fuel and other cost recovery	(14)	(3.7)	(21)	(2.1)
Retail – current year	$363	(0.8)%	$983	0.4%
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
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2015 when compared to the corresponding periods in 2014 primarily due to an increase in retail base rates, as authorized in a settlement agreement for Gulf Power's 2013 base rate case, as well as an increase in the environmental and energy conservation cost recovery clause rates, both effective in January 2015.
Revenues attributable to changes in sales decreased slightly in the third quarter and year-to-date 2015 when compared to the corresponding periods in 2014. For the third quarter and year-to-date 2015, weather-adjusted KWH energy sales decreased 2.0% and 1.4%, respectively, to residential customers, and decreased 0.6% and 0.3%, respectively, to commercial customers, due to lower customer usage, partially offset by customer growth. KWH energy sales to industrial customers decreased 2.9% and 2.8% for the third quarter and year-to-date 2015, respectively, primarily due to increased customer co-generation.
Fuel and other cost recovery revenues decreased in the third quarter and year-to-date 2015 when compared to the corresponding periods in 2014 primarily due to lower revenues associated with fuel costs as the result of decreased generation and lower purchased power energy costs. For year-to-date 2015, the decrease was partially offset by higher revenues associated with purchased power capacity costs when compared to the corresponding period in 2014.
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
Wholesale Revenues – Non-Affiliates

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$(4)	(11.8)	$(22)	(21.2)
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
In the third quarter 2015, wholesale revenues from sales to non-affiliates were $30 million compared to $34 million for the corresponding period in 2014. The decrease was primarily due to a 20.2% decrease in KWH sales resulting from lower sales under the Plant Scherer Unit 3 long-term sales agreements due to lower natural gas prices that led to increased generation from customer-owned units.
For year-to-date 2015, wholesale revenues from sales to non-affiliates were $82 million compared to $104 million for the corresponding period in 2014. The decrease was primarily due to a 41.4% decrease in KWH sales resulting from lower sales under the Plant Scherer Unit 3 long-term sales agreements due to a planned outage and lower natural gas prices that led to increased generation from customer-owned units.
Wholesale Revenues – Affiliates

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$(4)	(19.0)	$(45)	(46.4)
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the revenue related to these energy sales generally offsets the cost of energy sold.
In the third quarter 2015, wholesale revenues from sales to affiliates were $17 million compared to $21 million for the corresponding period in 2014. The decrease was primarily due to a 17.7% decrease in the price of energy sold to affiliates due to lower power pool interchange rates resulting from lower natural gas prices.
For year-to-date 2015, wholesale revenues from sales to affiliates were $52 million compared to $97 million for the corresponding period in 2014. The decrease was primarily due to a 29.1% decrease in KWH sales that resulted from planned outages for Gulf Power generation resources through the second quarter 2015 and a 24.4% decrease in the price of energy sold to affiliates due to lower power pool interchange rates resulting from lower natural gas prices.
Fuel and Purchased Power Expenses

	Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(21)	(12.8)	$(103)	(21.5)
Purchased power – non-affiliates	(1)	(3.7)	19	33.3
Purchased power – affiliates	—	—	3	15.8
Total fuel and purchased power expenses	$(22)		$(81)
In the third quarter 2015, total fuel and purchased power expenses were $173 million compared to $195 million for the corresponding period in 2014. The decrease was primarily the result of a $20 million decrease due to the lower average cost of fuel and purchased power and a $10 million decrease related to the volume of KWHs generated, partially offset by an $8 million increase in the volume of KWHs purchased.
For year-to-date 2015, total fuel and purchased power expenses were $473 million compared to $554 million for the corresponding period in 2014. The decrease was primarily the result of a $52 million decrease related to the volume

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of KWHs generated and a $31 million decrease due to the lower average cost of fuel and purchased power, partially offset by a $2 million increase related to the volume of KWHs purchased.
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
Details of Gulf Power's generation and purchased power were as follows:

	Third Quarter 2015	Third Quarter 2014	Year-to-Date 2015	Year-to-Date 2014
Total generation (millions of KWHs)	2,839	3,085	7,435	8,717
Total purchased power (millions of KWHs)	1,637	1,479	4,231	4,190
Sources of generation (percent) –
Coal	64	66	61	69
Gas	36	34	39	31
Cost of fuel, generated (cents per net KWH) –
Coal	3.67	3.83	3.88	4.08
Gas	4.32	4.16	4.22	3.95
Average cost of fuel, generated (cents per net KWH)	3.90	3.94	4.01	4.04
Average cost of purchased power (cents per net KWH)(*)	3.83	4.96	4.12	4.83

(*)	Average cost of purchased power includes fuel purchased by Gulf Power for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2015, fuel expense was $143 million compared to $164 million for the corresponding period in 2014. The decrease was primarily due to an 8.0% decrease in the volume of KWHs generated by Gulf Power's generation resources and a 1.0% decrease in the average cost of fuel due to lower coal prices per KWH generated.
For year-to-date 2015, fuel expense was $375 million compared to $478 million for the corresponding period in 2014. The decrease was primarily due to a 14.7% decrease in the volume of KWHs generated due to planned outages for Gulf Power's generation and a resource contracted under a PPA and a 1.0% decrease in the average cost of fuel due to lower coal prices per KWH generated.
Purchased Power – Non-Affiliates
In the third quarter 2015, purchased power expense from non-affiliates was $26 million compared to $27 million for the corresponding period in 2014. The decrease was primarily due to a 22.2% decrease in the average cost per KWH purchased due to lower natural gas prices, partially offset by a 7.7% increase in the volume of KWHs purchased.
For year-to-date 2015, purchased power expense from non-affiliates was $76 million compared to $57 million for the corresponding period in 2014. The increase was primarily due to a $26 million increase in capacity costs associated with a scheduled rate increase for an existing PPA, partially offset by the expiration of another PPA in mid-2014. The increase was partially offset by an 8.2% decrease in the volume of KWHs purchased due to a planned outage for a resource contracted under a PPA.
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

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Purchased Power – Affiliates
In the third quarter 2015 and the corresponding period in 2014, purchased power expense from affiliates was $4 million. The volume of KWHs purchased increased 37.9% due to decreased generation from Gulf Power resources. The increase was offset by a 13.0% decrease in the average cost per KWH purchased due to lower power pool interchange rates.
For year-to-date 2015, purchased power expense from affiliates was $22 million compared to $19 million for the corresponding period in 2014. The increase was primarily due to a 60.5% increase in the volume of KWHs purchased due to planned outages for Gulf Power's generation and a resource contracted under a PPA, offset by a 31.5% decrease in the average cost per KWH purchased due to lower power pool interchange rates.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$5	5.9	$23	9.2
In the third quarter 2015, other operations and maintenance expenses were $90 million compared to $85 million for the corresponding period in 2014. The increase was primarily due to increases of $3 million in employee compensation and benefits including pension costs, $1 million in customer service expenses, and $1 million in marketing programs.
For year-to-date 2015, other operations and maintenance expenses were $274 million compared to $251 million for the corresponding period in 2014. The increase was primarily due to increases of $9 million in routine and planned maintenance expenses at generation facilities, $5 million in employee compensation and benefits including pension costs, $2 million in customer service expenses, $2 million in marketing programs, and $2 million in energy services expenses.
Expenses from marketing programs did not have a significant impact on earnings since they were offset by energy conservation revenues through Gulf Power's energy conservation cost recovery clause. Expenses from energy services did not have a significant impact on earnings since they were generally offset by associated revenues. See Note (F) to the Condensed Financial Statements herein for additional information related to pension costs.
Depreciation and Amortization

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$2	5.3	$(9)	(8.3)
For year-to-date 2015, depreciation and amortization was $100 million compared to $109 million for the corresponding period in 2014. As authorized by the Florida PSC in a settlement agreement, Gulf Power recorded a $20.5 million reduction in depreciation in the first nine months of 2015 as compared to $5.4 million in the corresponding period in 2014. The decrease was partially offset by increases of $6 million primarily attributable to property additions at generation, transmission, and distribution facilities.
See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Retail Base Rate Case" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters – Gulf Power – Retail Base Rate Case" herein for additional information.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Taxes Other Than Income Taxes

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$4	12.9	$7	8.3
In the third quarter 2015, taxes other than income taxes were $35 million compared to $31 million for the corresponding period in 2014. For year-to-date 2015, taxes other than income taxes were $91 million compared to $84 million for the corresponding period in 2014. The increases were primarily due to increases in property taxes, franchise fees, and gross receipts taxes. Franchise fees and gross receipts taxes have no impact on net income.
Allowance for Equity Funds Used During Construction

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$3	37.5
For year-to-date 2015, AFUDC equity was $11 million compared to $8 million for the corresponding period in 2014. The increase was primarily due to increased construction related to environmental control projects at generation facilities.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Gulf Power's future earnings potential. The level of Gulf Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Gulf Power's business of selling electricity. These factors include Gulf Power's ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently-incurred costs during a time of increasing costs. Future earnings in the near term will depend, in part, upon maintaining and growing sales which are subject to a number of factors. These factors include weather, competition, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, the rate of economic growth or decline in Gulf Power's service territory, and the successful remarketing of wholesale capacity as current contracts expire. Demand for electricity for Gulf Power is partially driven by economic growth. The pace of economic growth and electricity demand may be affected by changes in regional and global economic conditions, which may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Gulf Power in Item 7 of the Form 10-K.
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
Environmental Statutes and Regulations
Air Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Air Quality" of Gulf Power in Item 7 of the Form 10-K for additional information regarding the EPA's proposed regulations governing emissions during startup, shutdown, or malfunction (SSM), the final MATS rule, the Cross State Air Pollution Rule (CSAPR), and the eight-hour National Ambient Air Quality Standard (NAAQS) for ozone.
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
On October 26, 2015, the EPA published a more stringent eight-hour NAAQS for ozone. This new standard could potentially require additional emission controls, improvements in control efficiency, and operational fuel changes and could affect the siting of new generating facilities. The ultimate impact of this matter will depend on any legal challenges and implementation of the final rule and cannot be determined at this time.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Water Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Water Quality" of Gulf Power in Item 7 of the Form 10-K for additional information regarding the EPA's and the U.S. Army Corps of Engineers' rule revising the definition of waters of the U.S. under the Clean Water Act (CWA) and the EPA's revisions to effluent guidelines.
On June 29, 2015, the EPA and the U.S. Army Corps of Engineers jointly published a final rule revising the regulatory definition of waters of the U.S. for all CWA programs. The final rule significantly expands the scope of federal jurisdiction under the CWA and could have significant impacts on economic development projects which could affect customer demand growth. In addition, this rule could significantly increase permitting and regulatory requirements and costs associated with the siting of new facilities and the installation, expansion, and maintenance of transmission and distribution lines. The rule became effective August 28, 2015, but on October 9, 2015, the U.S. Court of Appeals for the Sixth Circuit issued an order staying implementation of the final rule. The ultimate impact of the final rule will depend on the outcome of this and other pending legal challenges and the EPA's and the U.S. Army Corps of Engineers' field-level implementation of the rule and cannot be determined at this time.
On November 3, 2015, the EPA published final revisions to technology-based limits for certain wastestreams from steam electric power plants. These revisions impose stringent steam effluent guidelines and technology requirements for wastewater discharges at affected units. Compliance with these revisions could result in significant additional capital expenditures and could affect future unit retirement and replacement decisions. The ultimate impact of these revisions will depend on any legal challenges and implementation of the final revisions and cannot be determined at this time.
Coal Combustion Residuals
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Coal Combustion Residuals" of Gulf Power in Item 7 of the Form 10-K for additional information regarding the EPA's regulation of CCR.
On April 17, 2015, the EPA published the Disposal of Coal Combustion Residuals from Electric Utilities final rule (CCR Rule) in the Federal Register, which became effective on October 19, 2015. Based on initial cost estimates for closure in place and groundwater monitoring of ash ponds pursuant to the CCR Rule, during the second quarter 2015, Gulf Power recorded incremental asset retirement obligations (ARO) of approximately $75 million related to the CCR Rule. As further analysis is performed, including evaluation of the expected method of compliance, refinement of assumptions underlying the cost estimates, such as the quantities of CCR at each site, and the determination of timing, including the potential for closing ash ponds prior to the end of their currently anticipated useful life, Gulf Power expects to continue to periodically update these estimates. The ultimate impact of the CCR Rule cannot be determined at this time and will depend on Gulf Power's ongoing review of the CCR Rule, the results of initial and ongoing minimum criteria assessments, and the outcome of legal challenges. See Note (A) to the Condensed Financial Statements herein for additional information regarding Gulf Power's AROs as of September 30, 2015.
Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Gulf Power in Item 7 of the Form 10-K for additional information regarding the EPA's proposed regulation of CO2 from fossil-fuel-fired electric generating units.
On October 23, 2015, two final actions by the EPA that would limit CO2 emissions from fossil fuel-fired electric generating units were published in the Federal Register. One of the final actions contains specific emission standards governing CO2 emissions from new, modified, and reconstructed units. The other final action establishes guidelines for states to develop plans to meet EPA-mandated CO2 emission rates for existing units. The EPA's final guidelines require state plans to meet interim CO2 performance rates between 2022 and 2029 and final rates in 2030 and thereafter. At the same time, a proposed federal plan and proposed model rule were published that states can

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

adopt or that would be put in place if, in response to the final guidelines, a state either does not submit a state plan or its plan is not approved by the EPA.
These guidelines and standards could result in operational restrictions and material compliance costs, including capital expenditures, which could affect future unit retirement and replacement decisions. Gulf Power's results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates or through market-based contracts. However, the ultimate financial and operational impact of the final rules on Gulf Power cannot be determined at this time and will depend on numerous factors including the Southern Company system's ongoing review of the final rules; the outcome of any legal challenges, including legal challenges filed by Gulf Power; individual state implementation of the EPA's final guidelines, including the potential that state plans impose different standards; additional rulemaking activities in response to legal challenges and related court decisions; the impact of future changes in generation and emissions-related technology and costs; the impact of future decisions regarding unit retirement and replacement, including the type and amount of any such replacement capacity; and the time periods over which compliance will be required.
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
Retail Base Rate Case
In December 2013, the Florida PSC approved a settlement agreement that provides Gulf Power may reduce depreciation expense and record a regulatory asset up to $62.5 million between January 2014 and June 2017. In any given month, such depreciation expense reduction may not exceed the amount necessary for the retail ROE, as reported to the Florida PSC monthly, to reach the midpoint of the authorized retail ROE range then in effect. For 2014 and the first nine months of 2015, Gulf Power recognized reductions in depreciation expense of $8.4 million and $20.5 million, respectively.
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
On November 2, 2015, the Florida PSC approved Gulf Power's annual rate clause request for its fuel, purchased power capacity, environmental, and energy conservation cost recovery factors for 2016. The net effect of the approved changes is a $49 million decrease in annual revenue for 2016. The decreased revenues will not have a significant impact on net income since most of the revenues will be offset by lower expenses.
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
The liability for AROs primarily relates to Gulf Power's facilities that are subject to the CCR Rule and to the closure of an ash pond at Plant Scholz. In addition, Gulf Power has retirement obligations related to various landfill sites, a barge unloading dock, asbestos removal, disposal of polychlorinated biphenyls in certain transformers, and combustion turbines at its Pea Ridge facility. Gulf Power also has identified retirement obligations related to certain transmission and distribution facilities, certain wireless communication towers, and certain structures authorized by the U.S. Army Corps of Engineers. However, liabilities for the removal of these assets have not been recorded because the settlement timing for the retirement obligations related to these assets is indeterminable and, therefore, the fair value of the retirement obligations cannot be reasonably estimated. A liability for these AROs will be recognized when sufficient information becomes available to support a reasonable estimation of the ARO.
As a result of the final CCR Rule discussed above, Gulf Power recorded new AROs for facilities that are subject to the CCR Rule. The cost estimates are based on information using various assumptions related to closure and post-closure costs, timing of future cash outlays, inflation and discount rates, and the potential methods for complying with the CCR Rule requirements for closure in place. As further analysis is performed, including evaluation of the expected method of compliance, refinement of assumptions underlying the cost estimates, such as the quantities of CCR at each site, and the determination of timing, including the potential for closing ash ponds prior to the end of their currently anticipated useful life, Gulf Power expects to continue to periodically update these estimates.
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
On April 7, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted and Gulf Power intends to adopt the ASU in the fourth quarter 2015. The ASU is required to be applied retrospectively to all periods presented beginning in the year of adoption. Gulf Power currently reflects unamortized debt issuance costs in other deferred charges and assets on its balance sheet. Upon adoption, the reclassification will not have a material impact on the results of operations, financial position, or cash flows of Gulf Power.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Gulf Power in Item 7 of the Form 10-K for additional information. Gulf Power's financial condition remained stable at September 30, 2015. Gulf Power intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash provided from operating activities totaled $411 million for the first nine months of 2015 compared to $324 million for the corresponding period in 2014. The $87 million increase in net cash was primarily due to increased revenue collection related to cost recovery clauses and the timing of income tax payments and refunds associated with bonus depreciation, partially offset by the timing of payments for accounts payable and fossil fuel stock purchases. Net cash used for investing activities totaled $233 million in the first nine months of 2015 primarily due to property additions to utility plant. Net cash used for financing activities totaled $176 million for the first nine months of 2015 primarily due to payments for common stock dividends and redemptions of long-term debt and notes payable, partially offset by cash received for the issuance of common stock to Southern Company. Fluctuations in cash flow from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2015 include increases of $174 million in net property, plant, and equipment, $115 million in other deferred credits and liabilities primarily related to AROs, and $70 million in accumulated deferred income tax liabilities primarily related to bonus depreciation. Other significant changes include decreases of $60 million in long-term debt, $40 million in under recovered regulatory clause revenues, and $34 million in notes payable.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power's capital requirements for its construction program, including estimated capital expenditures to comply with existing environmental statutes and regulations, scheduled maturities of long-term debt, as well as related interest, leases, derivative obligations, preference stock dividends, purchase commitments, trust funding requirements, and unrecognized tax benefits. There are no scheduled maturities of long-term debt through September 30, 2016. See "Financing Activities" herein for additional information.
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

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2015, Gulf Power had approximately $41 million of cash and cash equivalents. Committed credit arrangements with banks at September 30, 2015 were as follows:

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
Most of the unused credit arrangements with banks are allocated to provide liquidity support to Gulf Power's variable rate pollution control revenue bonds and commercial paper program. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of September 30, 2015 was approximately $82 million. In addition, at September 30, 2015, Gulf Power had approximately $33 million of fixed rate pollution control revenue bonds outstanding that were required to be reoffered within the next 12 months.
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
Details of short-term borrowings were as follows:

	Short-term Debt at September 30, 2015		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$76	0.4%	$91	0.4%	$125
Short-term bank debt	—	—%	30	0.7%	40
Total	$76	0.4%	$121	0.4%

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2015.
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
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, transmission, and energy price risk management.
The maximum potential collateral requirements under these contracts at September 30, 2015 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB- and/or Baa3	$91
Below BBB- and/or Baa3	485
Included in these amounts are certain agreements that could require collateral in the event that one or more Southern Company system power pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, a credit rating downgrade could impact the ability of Gulf Power to access capital markets, and would be likely to impact the cost at which it does so.
On August 17, 2015, S&P downgraded the consolidated long-term issuer rating of Southern Company (including Gulf Power) to A- from A and revised its credit rating outlook from negative to stable. Separately, on August 24, 2015, S&P revised its credit rating outlook from stable to negative following the announcement of the Merger.
Market Price Risk
Gulf Power's market risk exposure relative to interest rate changes for the third quarter and year-to-date 2015 has not changed materially compared to the December 31, 2014 reporting period. Gulf Power's exposure to market volatility in commodity fuel prices and prices of electricity with respect to its wholesale generating capacity is limited because its long-term sales agreements shift substantially all fuel cost responsibility to the purchaser. However, Gulf Power could become exposed to market volatility in energy-related commodity prices to the extent any wholesale generating capacity is uncontracted. Gulf Power currently has long-term sales agreements for 100% of its wholesale capacity through 2015 and 41% through 2019. These capacity revenues represented 82% of total wholesale capacity revenues for 2014. Gulf Power is actively pursuing replacement wholesale contracts but the expiration of current contracts could have a material negative impact on Gulf Power's earnings. In the event some portion of Gulf Power's ownership in Plant Scherer is not subject to a replacement long-term wholesale contract, the proportionate amount of the unit may be sold into the power pool or into the wholesale market. For an in-depth discussion of Gulf Power's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of Gulf Power in Item 7 of the Form 10-K.
Financing Activities
In January 2015, Gulf Power issued 200,000 shares of common stock to Southern Company and realized proceeds of $20 million. The proceeds were used to repay a portion of Gulf Power's short-term debt and for other general corporate purposes, including Gulf Power's continuous construction program.
In June 2015, Gulf Power entered into a $40 million aggregate principal amount three-month floating rate bank loan bearing interest based on one-month LIBOR. The proceeds were used for credit support, working capital, and other general corporate purposes. The loan was repaid at maturity.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In July 2015, Gulf Power purchased and held $13 million aggregate principal amount of Mississippi Business Finance Corporation Solid Waste Disposal Facilities Revenue Refunding Bonds (Gulf Power Company Project), Series 2012. Gulf Power reoffered these bonds on July 16, 2015.
In September 2015, Gulf Power redeemed $60 million aggregate principal amount of its Series L 5.65% Senior Notes due September 1, 2035.
Subsequent to September 30, 2015, Gulf Power entered into forward-starting interest rate swaps to hedge exposure to interest rate changes related to an anticipated debt issuance. The notional amount of the swaps totaled $80 million.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm recovery, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$244	$228	$601	$647
Wholesale revenues, non-affiliates	76	83	216	255
Wholesale revenues, affiliates	18	39	63	82
Other revenues	3	5	13	13
Total operating revenues	341	355	893	997
Operating Expenses:
Fuel	130	169	359	459
Purchased power, non-affiliates	1	3	5	16
Purchased power, affiliates	1	2	6	17
Other operations and maintenance	63	67	206	192
Depreciation and amortization	38	23	95	70
Taxes other than income taxes	24	22	71	63
Estimated loss on Kemper IGCC	150	418	182	798
Total operating expenses	407	704	924	1,615
Operating Income (Loss)	(66)	(349)	(31)	(618)
Other Income and (Expense):
Allowance for equity funds used during construction	29	32	82	108
Interest expense, net of amounts capitalized	(13)	(9)	6	(34)
Other income (expense), net	(2)	(8)	(5)	(12)
Total other income and (expense)	14	15	83	62
Earnings (Loss) Before Income Taxes	(52)	(334)	52	(556)
Income taxes (benefit)	(31)	(139)	(11)	(253)
Net Income (Loss)	(21)	(195)	63	(303)
Dividends on Preferred Stock	—	—	1	2
Net Income (Loss) After Dividends on Preferred Stock	$(21)	$(195)	$62	$(305)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Net Income (Loss)	$(21)	$(195)	$63	$(303)
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $-, $-, $- and $-, respectively	—	—	1	—
Total other comprehensive income (loss)	—	—	1	—
Comprehensive Income (Loss)	$(21)	$(195)	$64	$(303)
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014
	(in millions)
Operating Activities:
Net income (loss)	$63	$(303)
Adjustments to reconcile net income (loss) to net cash provided from operating activities —
Depreciation and amortization, total	94	78
Deferred income taxes	518	159
Investment tax credits	25	(108)
Allowance for equity funds used during construction	(82)	(108)
Regulatory assets associated with Kemper IGCC	(56)	(52)
Estimated loss on Kemper IGCC	182	798
Income taxes receivable, non-current	(544)	—
Other, net	7	10
Changes in certain current assets and liabilities —
-Receivables	7	(48)
-Fossil fuel stock	5	36
-Prepaid income taxes	(1)	(90)
-Other current assets	(8)	(4)
-Accounts payable	(32)	28
-Accrued taxes	24	(17)
-Accrued interest	(6)	24
-Accrued compensation	(8)	8
-Over recovered regulatory clause revenues	59	(18)
-Mirror CWIP	99	112
-Other current liabilities	3	—
Net cash provided from operating activities	349	505
Investing Activities:
Property additions	(626)	(986)
Construction payables	(31)	(40)
Investment in restricted cash	—	(11)
Distribution of restricted cash	—	9
Other investing activities	(29)	(22)
Net cash used for investing activities	(686)	(1,050)
Financing Activities:
Increase in notes payable, net	475	—
Proceeds —
Capital contributions from parent company	153	311
Bonds — Other	—	23
Interest-bearing refundable deposit	—	75
Long-term debt issuance to parent company	—	220
Other long-term debt issuances	—	250
Short-term borrowings	30	—
Redemptions —
Long-term debt to parent company	—	(220)
Other long-term debt	(350)	—
Payment of preferred stock dividends	(1)	(1)
Return of capital	—	(165)
Other financing activities	(7)	(3)
Net cash provided from financing activities	300	490
Net Change in Cash and Cash Equivalents	(37)	(55)
Cash and Cash Equivalents at Beginning of Period	133	145
Cash and Cash Equivalents at End of Period	$96	$90
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (paid $58 and $55, net of $52 and $50 capitalized for 2015 and 2014, respectively)	$6	$5
Income taxes, net	(55)	(210)
Noncash transactions —
Accrued property additions at end of period	83	124
Issuance of promissory note to parent related to repayment of interest-bearing refundable deposits and accrued interest	301	—

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2015	At December 31, 2014
	(in millions)
Current Assets:
Cash and cash equivalents	$96	$133
Receivables —
Customer accounts receivable	51	43
Unbilled revenues	42	35
Other accounts and notes receivable	11	11
Affiliated companies	31	51
Accumulated provision for uncollectible accounts	(1)	(1)
Fossil fuel stock, at average cost	95	100
Materials and supplies, at average cost	72	62
Other regulatory assets, current	119	73
Prepaid income taxes	183	191
Other current assets	10	6
Total current assets	709	704
Property, Plant, and Equipment:
In service	4,475	4,378
Less accumulated provision for depreciation	1,215	1,173
Plant in service, net of depreciation	3,260	3,205
Construction work in progress	2,596	2,161
Total property, plant, and equipment	5,856	5,366
Other Property and Investments	6	5
Deferred Charges and Other Assets:
Deferred charges related to income taxes	278	226
Other regulatory assets, deferred	460	385
Income taxes receivable, non-current	544	—
Other deferred charges and assets	60	71
Total deferred charges and other assets	1,342	682
Total Assets	$7,913	$6,757
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2015	At December 31, 2014
	(in millions)
Current Liabilities:
Securities due within one year	$429	$778
Notes payable	500	—
Interest-bearing refundable deposits	—	275
Accounts payable —
Affiliated	91	86
Other	109	178
Accrued taxes —
Accrued income taxes	288	142
Other accrued taxes	67	84
Accrued interest	15	76
Accrued compensation	18	26
Over recovered regulatory clause liabilities	60	1
Mirror CWIP	369	271
Other current liabilities	87	61
Total current liabilities	2,033	1,978
Long-term Debt:
Long-term debt, affiliated	301	—
Long-term debt, non-affiliated	1,621	1,630
Total Long-term Debt	1,922	1,630
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	674	285
Accumulated deferred investment tax credits	5	283
Employee benefit obligations	147	148
Asset retirement obligations	150	48
Unrecognized tax benefits	361	2
Other cost of removal obligations	171	166
Other regulatory liabilities, deferred	66	64
Other deferred credits and liabilities	48	36
Total deferred credits and other liabilities	1,622	1,032
Total Liabilities	5,577	4,640
Redeemable Preferred Stock	33	33
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 1,130,000 shares
Outstanding — 1,121,000 shares	38	38
Paid-in capital	2,767	2,612
Accumulated deficit	(496)	(559)
Accumulated other comprehensive loss	(6)	(7)
Total common stockholder's equity	2,303	2,084
Total Liabilities and Stockholder's Equity	$7,913	$6,757
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2015 vs. THIRD QUARTER 2014
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
Mississippi Power's current cost estimate for the Kemper IGCC in total is approximately $6.43 billion, which includes approximately $5.11 billion of costs subject to the construction cost cap. Mississippi Power does not intend to seek any rate recovery for any related costs that exceed the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions. Mississippi Power recorded pre-tax charges to income for revisions to the cost estimate above the cost cap of $150 million ($93 million after tax) in the third quarter 2015 and a total of $182 million ($112 million after tax) for the nine months ended September 30, 2015. Since 2012, in the aggregate, Mississippi Power has incurred charges of $2.23 billion ($1.4 billion after tax) as a result of changes in the cost estimate above the cost cap for the Kemper IGCC through September 30, 2015.
Mississippi Power placed the combined cycle and the associated common facilities portion of the Kemper IGCC project in service in August 2014 and continues to focus on completing the remainder of the Kemper IGCC, including the gasifier and the gas clean-up facilities. While the expected in-service date for the remainder of the Kemper IGCC is in the first half of 2016, Mississippi Power now anticipates the in-service date to occur subsequent to April 19, 2016, which would result in Mississippi Power being required to recapture the investment tax credits that were allocated to the Kemper IGCC under Section 48A (Phase II) of the Internal Revenue Code. The current cost estimate includes costs through June 30, 2016. As a result of the additional factors that have the potential to impact start-up and operational readiness activities for this first-of-a-kind technology as described herein, the risk of further schedule extensions and/or cost increases, which could be material, remains.
For additional information on the Kemper IGCC, see Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein.
On February 12, 2015, the Mississippi Supreme Court (Court) reversed the Mississippi PSC's March 2013 order that authorized collection of $156 million annually (2013 MPSC Rate Order) to be recorded as Mirror CWIP and directed the Mississippi PSC to enter an order requiring Mississippi Power to refund the Mirror CWIP amounts

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

collected. Following the Court's rejection of both Mississippi Power's and the Mississippi PSC's motions for rehearing, the Mississippi PSC ordered that the Mirror CWIP rate be terminated effective July 20, 2015. Refunds of the $342 million collected by Mississippi Power through July 2015 billings, plus carrying costs, will begin in early November 2015. See FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle – Rate Recovery of Kemper IGCC Costs – 2015 Mississippi Supreme Court Decision" herein for additional information.
Prior to the Court's final decision, Mississippi Power filed a rate case on May 15, 2015 (2015 Rate Case) that presented the Mississippi PSC with three alternative rate proposals: (i) a traditional rate case, (ii) a rate mitigation plan fixing rates through 2017 (RMP 2017), and (iii) a rate mitigation plan fixing rates through 2019 (RMP 2019).
On May 20, 2015, SMEPA notified Mississippi Power of its termination of the asset purchase agreement (APA) between Mississippi Power and SMEPA whereby SMEPA previously agreed to purchase a 15% undivided interest in the Kemper IGCC. In connection with the termination of the APA, on June 3, 2015, Southern Company, pursuant to its guarantee obligation, returned approximately $301 million ($275 million in deposits plus interest) to SMEPA. Subsequently, Mississippi Power issued an 18-month promissory note in the aggregate principal amount of approximately $301 million to Southern Company. See FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle – Termination of Proposed Sale of Undivided Interest to SMEPA" herein for additional information.
The return of approximately $301 million to SMEPA in June 2015 in connection with the termination of the APA, the required refund of the approximately $369 million of Mirror CWIP rate collections, including associated carrying costs through September 30, 2015, the termination of the Mirror CWIP rates, and the likely repayment of approximately $235 million of unrecognized tax benefits associated with the Phase II tax credits to the IRS if the in-service date of the Kemper IGCC extends beyond April 19, 2016 have adversely impacted Mississippi Power's financial condition.
As a result of the Court's decision and these financial impacts, on July 10, 2015, Mississippi Power submitted a supplemental filing with the Mississippi PSC that included a request for interim rates (Supplemental Notice) until such time as the Mississippi PSC renders a final decision on an additional alternative rate proposal (In-Service Asset Proposal). The In-Service Asset Proposal is based upon the test period of June 2015 to May 2016 and is designed to recover Mississippi Power's costs associated with the Kemper IGCC assets that are commercially operational and currently providing service to customers (the transmission facilities, combined cycle, natural gas pipeline, and water pipeline) and other related costs, and is designed to collect approximately $159 million annually. On August 13, 2015, the Mississippi PSC approved the implementation of interim rates that became effective with the first billing cycle in September (on August 19), subject to refund and certain other conditions. In addition, the Mississippi PSC reserved the right to modify or terminate the interim rates based upon a material change in circumstances. The Mississippi PSC is scheduled to issue a final order on or before December 8, 2015 related to permanent rates for the In-Service Asset Proposal. See FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle – Rate Recovery of Kemper IGCC Costs – 2015 Rate Case" herein for additional information.
As of September 30, 2015, Mississippi Power's current liabilities exceeded current assets by approximately $1.3 billion primarily due to $900 million of bank term loans scheduled to mature on April 1, 2016, the required refund of approximately $369 million in Mirror CWIP, which includes associated carrying costs through September 30, 2015, and the likely repayment of the Phase II tax credits of $235 million as of September 30, 2015. See FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle – Rate Recovery of Kemper IGCC Costs – 2015 Mississippi Supreme Court Decision" and Note (G) to the Condensed Financial Statements under "Unrecognized Tax Benefits – Investment Tax Credits" herein for additional information. Mississippi Power is primarily dependent upon Southern Company to meet its financing needs. Mississippi Power intends to utilize operating cash flows and lines of credit (to the extent available) as well as loans and, under certain circumstances, equity contributions from Southern Company to fund Mississippi Power's short-term capital needs.

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
RESULTS OF OPERATIONS
Net Income (Loss)

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$174	89.2	$367	N/M
N/M – Not meaningful
Mississippi Power's net loss after dividends on preferred stock for the third quarter 2015 was $21 million compared to $195 million for the corresponding period in 2014. The change was primarily related to lower pre-tax charges of $150 million ($93 million after tax) in the third quarter 2015 compared to $418 million ($258 million after tax) in the third quarter 2014 for revisions of the estimated costs expected to be incurred on Mississippi Power's construction of the Kemper IGCC above the $2.88 billion cost cap established by the Mississippi PSC, net of the DOE Grants and excluding the Cost Cap Exceptions. The increase in net income was also related to an increase in retail revenue due to the implementation of interim rates that became effective with the first billing cycle in September (on August 19), partially offset by revenues associated with the Kemper IGCC cost recovery recognized in 2014, prior to the 2015 Mississippi Supreme Court decision. The change in net income was also related to a decrease in non-fuel operations and maintenance expenses, decrease in other income and deductions, a decrease in AFUDC, an increase in depreciation and amortization, and an increase in interest expense.
For year-to-date 2015, net income after dividends on preferred stock was $62 million compared to a net loss of $305 million for the corresponding period in 2014. The increase was primarily related to $182 million in pre-tax charges ($112 million after tax) in 2015 compared to $798 million in pre-tax charges ($493 million after tax) in 2014 for revisions of estimated costs expected to be incurred on Mississippi Power's construction of the Kemper IGCC above the $2.88 billion cost cap established by the Mississippi PSC, net of the DOE Grants and excluding the Cost Cap Exceptions. The increase in net income was also related to an increase in retail revenue due to the implementation of interim rates that became effective with the first billing cycle in September (on August 19) and a decrease in interest expense primarily due to the SMEPA termination, partially offset by a decrease in Kemper revenues primarily resulting from the termination of the Mirror CWIP rate, a decrease in AFUDC equity, increases in non-fuel operations and maintenance expenses, and an increase in depreciation and amortization.
See Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information. Also see "Interest Expense, Net of Amounts Capitalized" herein for additional information.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Retail Revenues

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$16	7.0	$(46)	(7.1)
In the third quarter 2015, retail revenues were $244 million compared to $228 million for the corresponding period in 2014. For year-to-date 2015, retail revenues were $601 million compared to $647 million for the corresponding period in 2014.
Details of the changes in retail revenues were as follows:

	Third Quarter 2015		Year-to-Date 2015
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$228		$647
Estimated change resulting from –
Rates and pricing	24	10.5	15	2.3
Sales growth (decline)	1	0.4	(4)	(0.6)
Weather	—	—	1	0.2
Fuel and other cost recovery	(9)	(3.9)	(58)	(9.0)
Retail – current year	$244	7.0%	$601	(7.1)%
Revenues associated with changes in rates and pricing increased in the third quarter 2015 when compared to the corresponding period in 2014, primarily due to $28 million for the implementation of interim rates associated with the Kemper IGCC that became effective with the first billing cycle in September (on August 19), partially offset by $5 million associated with the Kemper IGCC cost recovery recognized in the third quarter 2014, prior to the 2015 Mississippi Supreme Court decision.
Revenues associated with changes in rates and pricing increased year-to-date 2015 when compared to the corresponding period in 2014, primarily due to $28 million for the implementation of interim rates associated with the Kemper IGCC that became effective with the first billing cycle in September (on August 19) and $3 million of net revenues associated with the new energy efficiency cost recovery rate, which began in the fourth quarter 2014. These increases were partially offset by $16 million associated with the Kemper IGCC cost recovery recognized in 2014, prior to the 2015 Mississippi Supreme Court decision.
See Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle – Rate Recovery of Kemper IGCC Costs" and "Retail Regulatory Matters – Performance Evaluation Plan" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Revenues attributable to changes in sales increased in the third quarter 2015 when compared to the corresponding period in 2014. Weather-adjusted KWH sales to residential customers increased 0.4% in the third quarter 2015 due to an increase in customers and customer usage. Weather-adjusted KWH sales to commercial customers decreased 0.6% in the third quarter 2015 due to lower customer usage slightly offset by an increase in customers. KWH sales to industrial customers increased 0.8% in the third quarter 2015 due to increased usage by larger customers related to increased production.
Revenues attributable to changes in sales decreased year-to-date 2015 when compared to the corresponding period in 2014. Weather-adjusted KWH energy sales to residential customers decreased 0.6% due to lower customer usage, slightly offset by an increase in customers. Weather-adjusted KWH energy sales to commercial customers decreased 0.3% due to lower customer usage, slightly offset by an increase in customers. KWH energy sales to industrial customers increased 1.1% primarily due to increased usage by larger customers.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the first quarter 2015, Mississippi Power updated its methodology to estimate the unbilled revenue allocation among customer classes. This change did not have a significant impact on net income. The KWH sales variances discussed above reflect an adjustment to the estimated allocation of Mississippi Power's unbilled third quarter and year-to-date 2014 KWH sales among customer classes that is consistent with the actual allocation in 2015. Without these adjustments, third quarter 2015 weather-adjusted residential KWH sales decreased 0.3%, weather-adjusted commercial KWH sales increased 3.8%, and industrial KWH sales increased 0.9% as compared to the corresponding period in 2014. Also, without these adjustments, year-to-date 2015 weather-adjusted residential KWH sales decreased 2.1%, weather-adjusted commercial KWH sales decreased 1.8%, and industrial KWH sales increased 0.3% as compared to the corresponding period in 2014.
Fuel and other cost recovery revenues decreased in the third quarter and year-to-date 2015 when compared to the corresponding periods in 2014, primarily as a result of lower recoverable fuel costs. See "Fuel and Purchased Power Expenses" herein for additional information. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$(7)	(8.4)	$(39)	(15.3)
Wholesale revenues from sales to non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of Mississippi Power's and the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. Mississippi Power serves long-term contracts with rural electric cooperative associations and municipalities located in southeastern Mississippi under cost-based electric tariffs which are subject to regulation by the FERC. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "FERC Matters" of Mississippi Power in Item 7 of the Form 10-K and – FUTURE EARNINGS POTENTIAL – "FERC Matters" herein for additional information.
In the third quarter 2015, wholesale revenues from sales to non-affiliates were $76 million compared to $83 million for the corresponding period in 2014. For year-to-date 2015, wholesale revenues from sales to non-affiliates were $216 million compared to $255 million for the corresponding period in 2014. The decreases were primarily due to a decrease in energy revenues primarily resulting from lower fuel prices.
Wholesale Revenues – Affiliates

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$(21)	(53.8)	$(19)	(23.2)
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

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the third quarter 2015, wholesale revenues from sales to affiliates were $18 million compared to $39 million for the corresponding period in 2014. The decrease was due to a $16 million decrease in KWH sales resulting from a decrease in sales from coal generation and a $5 million decrease associated with lower natural gas prices.
For year-to-date 2015, wholesale revenues from sales to affiliates were $63 million compared to $82 million for the corresponding period in 2014. The decrease was due to a $20 million decrease associated with lower natural gas prices, partially offset by a $1 million increase in KWH sales due to an increase in generation partially as a result of the Kemper IGCC combined cycle being in service since August 2014.
Fuel and Purchased Power Expenses

	Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(39)	(23.1)	$(100)	(21.8)
Purchased power – non-affiliates	(2)	(66.7)	(11)	(68.8)
Purchased power – affiliates	(1)	(50.0)	(11)	(64.7)
Total fuel and purchased power expenses	$(42)		$(122)
In the third quarter 2015, total fuel and purchased power expenses were $132 million compared to $174 million for the corresponding period in 2014. The decrease was due to a $22 million decrease in the volume of KWHs generated and purchased and a $20 million decrease in the average cost of fuel.
For year-to-date 2015, total fuel and purchased power expenses were $370 million compared to $492 million for the corresponding period in 2014. The decrease was due to an $89 million decrease in the average cost of fuel and purchased power and a $33 million decrease in the volume of KWHs generated and purchased.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clause.
Details of Mississippi Power's generation and purchased power were as follows:

	Third Quarter 2015	Third Quarter 2014	Year-to-Date 2015	Year-to-Date 2014
Total generation (millions of KWHs)(*)	4,681	5,022	13,136	12,996
Total purchased power (millions of KWHs)	121	125	427	591
Sources of generation (percent)(*) –
Coal	19	43	20	45
Gas	81	57	80	55
Cost of fuel, generated (cents per net KWH) –
Coal	3.81	3.97	3.70	4.12
Gas(*)	2.72	3.20	2.70	3.45
Average cost of fuel, generated (cents per net KWH)(*)	2.93	3.55	2.91	3.77
Average cost of purchased power (cents per net KWH)(*)	2.21	4.36	2.42	5.55

(*)	Includes energy produced during the test period for the Kemper IGCC which is accounted for in accordance with FERC guidance.
Fuel
In the third quarter 2015, fuel expense was $130 million compared to $169 million for the corresponding period in 2014. The decrease was due to a 17.4% decrease in the average cost of fuel per KWH generated primarily due to

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

higher gas-fired generation, including the Kemper IGCC combined cycle that was placed in service in August 2014, at lower natural gas prices and a 6.4% decrease in the volume of KWHs generated. The 6.4% decrease in volume included a decrease in coal-fired generation of 59.1%, partially offset by an increase in gas-fired generation of 36.6%.
For year-to-date 2015, total fuel expense was $359 million compared to $459 million for the corresponding period in 2014. The decrease was due to a 22.8% decrease in the average cost of fuel per KWH generated primarily due to higher gas-fired generation, including the Kemper IGCC combined cycle that was placed in service in August 2014, at lower natural gas prices, partially offset by a 1.2% increase in the volume of KWHs generated resulting from the availability of lower cost Mississippi Power units. The 1.2% increase in volume included an increase in gas-fired generation of 53.4%, partially offset by a decrease in coal-fired generation of 55.7%.
Purchased Power - Non-Affiliates
In the third quarter 2015, purchased power expense from non-affiliates was $1 million compared to $3 million for the corresponding period in 2014. For year-to-date 2015, purchased power expense from non-affiliates was $5 million compared to $16 million for the corresponding period in 2014. The decreases were primarily the result of a decrease in the average cost per KWH purchased as a result of lower natural gas prices.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power - Affiliates
For year-to-date 2015, purchased power expense from affiliates was $6 million compared to $17 million for the corresponding period in 2014. The decrease was primarily due to a 45.2% decrease in the volume of KWHs purchased due to increased Mississippi Power generation partially as a result of the Kemper IGCC combined cycle being placed in service in August 2014, and a 38.4% decrease in the average cost per KWH purchased as a result of lower natural gas prices.
Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$(4)	(6.0)	$14	7.3
In the third quarter 2015, other operations and maintenance expenses were $63 million compared to $67 million for the corresponding period in 2014. The decrease was primarily due to a $2 million decrease in transmission and distribution expenses mainly related to overhead line maintenance and vegetation management and a $2 million decrease primarily related to uncollectible expenses and customer incentives.
For year-to-date 2015, other operations and maintenance expenses were $206 million compared to $192 million for the corresponding period in 2014. The increase was primarily due to a $7 million increase in generation maintenance expenses including scheduled outages, a $5 million increase in employee compensation and benefits including pension, and a $4 million increase related to uncollectible expenses and customer incentives, partially offset by a $2 million decrease in transmission and distribution expenses mainly related to overhead line maintenance and vegetation management.
See Note (F) to the Condensed Financial Statements herein for additional information related to pension costs.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and Amortization

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$15	65.2	$25	35.7
In the third quarter 2015, depreciation and amortization was $38 million compared to $23 million for the corresponding period in 2014. The increase was primarily due to a $9 million increase in amortization of regulatory assets associated with the Kemper IGCC primarily as a result of interim rates that became effective with the first billing cycle in September (on August 19), and a $6 million increase in depreciation related to increases in generation, transmission and distribution plant in service.
For year-to-date 2015, depreciation and amortization was $95 million compared to $70 million for the corresponding period in 2014. The increase was primarily due to a $10 million increase in depreciation related to increases in generation, transmission and distribution plant in service, a $10 million increase in amortization of regulatory assets associated with the Kemper IGCC as a result of interim rates that became effective with the first billing cycle in September (on August 19), and a $2 million increase related to regulatory deferrals associated with Plant Daniel Units 3 and 4.
See Note 1 to the financial statements of Mississippi Power under "Depreciation, Depletion, and Amortization" in Item 8 of the Form 10-K for additional information. Also, see Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Taxes Other Than Income Taxes

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$2	9.1	$8	12.7
In the third quarter 2015, taxes other than income taxes were $24 million compared to $22 million for the corresponding period in 2014. For year-to-date 2015, taxes other than income taxes were $71 million compared to $63 million for the corresponding period in 2014. The increases were primarily due to increases in ad valorem taxes.
The retail portion of ad valorem taxes is recoverable under Mississippi Power's ad valorem tax cost recovery clause and, therefore, does not affect net income.
Estimated Loss on Kemper IGCC

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$(268)	(64.1)	$(616)	(77.2)
In the third quarters of 2015 and 2014, estimated probable losses on the Kemper IGCC of $150 million and $418 million, respectively, were recorded at Mississippi Power. For year-to-date 2015 and year-to-date 2014, estimated probable losses on the Kemper IGCC of $182 million and $798 million, respectively, were recorded at Mississippi Power. These losses reflect revisions of estimated costs expected to be incurred on the construction of the Kemper IGCC in excess of the $2.88 billion cost cap established by the Mississippi PSC, net of the DOE Grants and excluding the Cost Cap Exceptions.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Allowance for Equity Funds Used During Construction

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$(3)	(9.4)	$(26)	(24.1)
In the third quarter 2015, AFUDC equity was $29 million compared to $32 million for the corresponding period in 2014. For year-to-date 2015, AFUDC equity was $82 million compared to $108 million for the corresponding period in 2014. The decreases were driven by a reduction in the AFUDC rate and by placing the combined cycle and the associated common facilities portion of the Kemper IGCC in service in August 2014. See Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information regarding the Kemper IGCC.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$4	44.4	$(40)	N/M
N/M – Not meaningful
In the third quarter 2015, interest expense, net of amounts capitalized was $13 million compared to $9 million for the corresponding period in 2014. The increase was primarily due to a decrease of $6 million in capitalized interest primarily resulting from placing the Kemper IGCC combined cycle in service in August 2014, a $3 million increase due to the issuances of new debt, and a $2 million increase related to the Mirror CWIP regulatory liability, partially offset by a $7 million decrease related to the termination of the APA between Mississippi Power and SMEPA which required the return of SMEPA's deposits at a lower rate of interest than accrued.
For year-to-date 2015, interest expense, net of amounts capitalized was $(6) million compared to $34 million for the corresponding period in 2014. The decrease was primarily due to a $50 million decrease related to the termination of the APA between Mississippi Power and SMEPA which also required the return of SMEPA's deposits at a lower rate of interest than accrued. Also contributing to the decrease was a $2 million increase in capitalized interest primarily resulting from carrying costs related to the Kemper IGCC, partially offset by increases of $7 million related to the Mirror CWIP regulatory liability and $5 million due to the issuances of new debt.
See Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Other Income (Expense), Net

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$6	75.0	$7	58.3
In the third quarter 2015, other income (expense), net was $(2) million compared to $(8) million for the corresponding period in 2014. For year-to-date 2015, other income (expense), net was $(5) million compared to $(12) million for the corresponding period in 2014. These changes in expense were primarily due to a settlement

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

with the Sierra Club in 2014. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle – Sierra Club Settlement Agreement" of Mississippi Power in Item 8 of the Form 10-K for additional information.
Income Taxes (Benefit)

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$108	77.7	$242	95.7
In the third quarter 2015, income tax benefits were $31 million compared to $139 million for the corresponding period in 2014. For year-to-date 2015, income tax benefits were $11 million compared to $253 million for the corresponding period in 2014. The changes primarily reflect a reduction in tax benefits related to the estimated probable losses on construction of the Kemper IGCC and a decrease in non-taxable AFUDC equity related to placing the Kemper IGCC combined cycle in service in August 2014.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Mississippi Power's future earnings potential. The level of Mississippi Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Mississippi Power's business of selling electricity. These factors include Mississippi Power's ability to recover its prudently-incurred costs during a time of increasing costs, its ability to recover costs in a timely manner, and the completion and subsequent operation of the Kemper IGCC and the Plant Daniel scrubber project as well as other ongoing construction projects. Future earnings in the near term will depend, in part, upon maintaining and growing sales which are subject to a number of factors. These factors include weather, competition, new energy contracts with other utilities and other wholesale customers, energy conservation practiced by customers, the use of alternative energy sources by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Mississippi Power's service territory. Demand for electricity for Mississippi Power is partially driven by economic growth. The pace of economic growth and electricity demand may be affected by changes in regional and global economic conditions, which may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Mississippi Power in Item 7 of the Form 10-K.
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
On April 16, 2015, the assets that supported coal generation at Plant Watson Units 4 and 5 were retired. The remaining net book value of these two units was approximately $32 million, excluding the reserve for cost of removal, and has been reclassified to other regulatory assets, deferred, in accordance with an accounting order from the Mississippi PSC. Mississippi Power expects to recover through its rates the remaining book value of the retired assets and certain costs, including unusable inventory, associated with the retirements; however, the ultimate method and timing of recovery will be considered by the Mississippi PSC in future rate proceedings. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters –

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sierra Club Settlement Agreement" of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under "Other Matters – Sierra Club Settlement Agreement" in Item 8 of the Form 10-K for additional information.
New Source Review Actions
See Note 3 to the financial statements of Mississippi Power under "Environmental Matters – New Source Review Actions" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information.
On August 24, 2015, the U.S. District Court for the Northern District of Alabama entered an order approving the joint stipulation among Alabama Power, the EPA, and the U.S. Department of Justice modifying the 2006 consent decree to resolve all remaining claims for relief alleged in the case. Under the modified consent decree, Alabama Power will, without admitting liability, operate certain units subject to emission rates and an annual emissions cap; use only natural gas at certain other units, including a unit co-owned by Mississippi Power; retire certain units at Plants Gorgas and Barry; pay a $100,000 civil penalty; and invest $1.5 million in electric transportation infrastructure projects over three years.
Environmental Statutes and Regulations
See Note 3 to the financial statements of Mississippi Power under "Other Matters – Sierra Club Settlement Agreement" in Item 8 of the Form 10-K for additional information.
Air Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Air Quality" of Mississippi Power in Item 7 of the Form 10-K for additional information regarding the EPA's proposed regulations governing emissions during startup, shutdown, or malfunction (SSM), the final MATS rule, the Cross State Air Pollution Rule (CSAPR), and the eight-hour National Ambient Air Quality Standard (NAAQS) for ozone.
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
On October 26, 2015, the EPA published a more stringent eight-hour NAAQS for ozone. This new standard could potentially require additional emission controls, improvements in control efficiency, and operational fuel changes and could affect the siting of new generating facilities. The ultimate impact of this matter will depend on any legal challenges and implementation of the final rule and cannot be determined at this time.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Water Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Water Quality" of Mississippi Power in Item 7 of the Form 10-K for additional information regarding the EPA's and the U.S. Army Corps of Engineers' rule revising the definition of waters of the U.S. under the Clean Water Act (CWA) and the EPA's revisions to effluent guidelines.
On June 29, 2015, the EPA and the U.S. Army Corps of Engineers jointly published a final rule revising the regulatory definition of waters of the U.S. for all CWA programs. The final rule significantly expands the scope of federal jurisdiction under the CWA and could have significant impacts on economic development projects which could affect customer demand growth. In addition, this rule could significantly increase permitting and regulatory requirements and costs associated with the siting of new facilities and the installation, expansion, and maintenance of transmission and distribution lines. The rule became effective August 28, 2015, but on October 9, 2015, the U.S. Court of Appeals for the Sixth Circuit issued an order staying implementation of the final rule. The ultimate impact of the final rule will depend on the outcome of this and other pending legal challenges and the EPA's and the U.S. Army Corps of Engineers' field-level implementation of the rule and cannot be determined at this time.
On November 3, 2015, the EPA published final revisions to technology-based limits for certain wastestreams from steam electric power plants. These revisions impose stringent steam effluent guidelines and technology requirements for wastewater discharges at affected units. Compliance with these revisions could result in significant additional capital expenditures and could affect future unit retirement and replacement decisions. The ultimate impact of these revisions will depend on any legal challenges and implementation of the final revisions and cannot be determined at this time.
Coal Combustion Residuals
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Coal Combustion Residuals" of Mississippi Power in Item 7 of the Form 10-K for additional information regarding the EPA's regulation of CCR.
On April 17, 2015, the EPA published the Disposal of Coal Combustion Residuals from Electric Utilities final rule (CCR Rule) in the Federal Register, which became effective on October 19, 2015. Based on initial cost estimates for closure in place and groundwater monitoring of ash ponds pursuant to the CCR Rule, during the second quarter 2015, Mississippi Power recorded incremental asset retirement obligations (ARO) of approximately $95 million related to the CCR Rule. As further analysis is performed, including evaluation of the expected method of compliance, refinement of assumptions underlying the cost estimates, such as the quantities of CCR at each site, and the determination of timing, including the potential for closing ash ponds prior to the end of their currently anticipated useful life, Mississippi Power expects to continue to periodically update these estimates. The ultimate impact of the CCR Rule cannot be determined at this time and will depend on Mississippi Power's ongoing review of the CCR Rule, the results of initial and ongoing minimum criteria assessments, and the outcome of legal challenges. See Note (A) to the Condensed Financial Statements herein for additional information regarding Mississippi Power's AROs as of September 30, 2015.
Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Mississippi Power in Item 7 of the Form 10-K for additional information regarding the EPA's proposed regulation of CO2 from fossil-fuel-fired electric generating units.
On October 23, 2015, two final actions by the EPA that would limit CO2 emissions from fossil fuel-fired electric generating units were published in the Federal Register. One of the final actions contains specific emission standards governing CO2 emissions from new, modified, and reconstructed units. The other final action establishes guidelines for states to develop plans to meet EPA-mandated CO2 emission rates for existing units. The EPA's final guidelines require state plans to meet interim CO2 performance rates between 2022 and 2029 and final rates in

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2030 and thereafter. At the same time, a proposed federal plan and proposed model rule were published that states can adopt or that would be put in place if, in response to the final guidelines, a state either does not submit a state plan or its plan is not approved by the EPA.
These guidelines and standards could result in operational restrictions and material compliance costs, including capital expenditures, which could affect future unit retirement and replacement decisions. Mississippi Power's results of operations, cash flows, and financial condition could be significantly impacted if such costs are not recovered through regulated rates or through market-based contracts. However, the ultimate financial and operational impact of the final rules on Mississippi Power cannot be determined at this time and will depend on numerous factors including the Southern Company system's ongoing review of the final rules; the outcome of any legal challenges, including legal challenges filed by Mississippi Power; individual state implementation of the EPA's final guidelines, including the potential that state plans impose different standards; additional rulemaking activities in response to legal challenges and related court decisions; the impact of future changes in generation and emissions-related technology and costs; the impact of future decisions regarding unit retirement and replacement, including the type and amount of any such replacement capacity; and the time periods over which compliance will be required.
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
Under a 2014 settlement agreement, an adjustment to Mississippi Power's wholesale revenue requirement was allowed in the event the Kemper IGCC, or any substantial portion thereof, was placed in service before or after December 1, 2014. Therefore, Mississippi Power has recorded a regulatory asset as a result of a portion of the Kemper IGCC being placed in service prior to the projected date and is amortizing this regulatory asset over the nine months ending December 31, 2015.
On May 13, 2015, the FERC accepted a settlement agreement between Mississippi Power and its wholesale customers to forgo a Municipal and Rural Associations (MRA) cost-based electric tariff increase by, among other things, increasing the accrual of AFUDC and lowering the portion of CWIP in rate base, effective April 1, 2015. The additional resulting AFUDC is estimated to be approximately $13 million annually, of which $10 million relates to the Kemper IGCC.
Fuel Cost Recovery
Mississippi Power has a wholesale MRA and a Market Based (MB) fuel cost recovery factor and a wholesale MRA emissions cost recovery factor. At September 30, 2015, the amount of over-recovered wholesale MRA fuel costs included in the balance sheets was $14 million compared to $0.2 million at December 31, 2014. See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
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
Retail Regulatory Matters
Mississippi Power's rates and charges for service to retail customers are subject to the regulatory oversight of the Mississippi PSC. Mississippi Power's rates are a combination of base rates and several separate cost recovery clauses for specific categories of costs. These separate cost recovery clauses address such items as fuel and purchased power, energy efficiency programs, ad valorem taxes, property damage, and the costs of compliance with environmental laws and regulations. Costs not addressed through one of the specific cost recovery clauses are recovered through Mississippi Power's base rates. See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters" and "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters" and "Integrated Coal Gasification Combined Cycle" herein for additional information.
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
Fuel Cost Recovery
At September 30, 2015, the amount of over recovered retail fuel costs included on its balance sheet was $44 million compared to under recovered retail fuel costs of $2 million at December 31, 2014.
Ad Valorem Tax Adjustment
On September 1, 2015, the Mississippi PSC approved Mississippi Power's annual ad valorem tax adjustment factor filing effective September 18, 2015, which requested an annual rate decrease of 0.35%, or $2 million in annual retail revenues, primarily due to a decrease in average millage rates.
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
The certificated cost estimate of the Kemper IGCC included in the 2012 MPSC CPCN Order was $2.4 billion, net of $245 million of DOE Grants and excluding the cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, and AFUDC related to the Kemper IGCC. The 2012 MPSC CPCN Order approved a construction cost cap of up to $2.88 billion, with recovery of prudently-incurred costs subject to approval by the Mississippi PSC. The Kemper IGCC was originally projected to be placed in service in May 2014. Mississippi Power placed the combined cycle and the associated common facilities portion of the Kemper IGCC in service using natural gas in August 2014 and continues to focus on completing the remainder of the Kemper IGCC, including the gasifier and the gas clean-up facilities, for which the in-service date is currently expected to occur in the first half of 2016. Recovery of the costs subject to the cost cap and the Cost Cap Exceptions remains subject to review and approval by the Mississippi PSC. Mississippi Power's Kemper IGCC 2010 project estimate, current cost estimate (which includes the impacts of the Court's decision), and actual costs incurred as of September 30, 2015, as adjusted for the Court's decision, are as follows:

Cost Category	2010 Project Estimate(f)	Current Estimate(a)	Actual Costs
	(in billions)
Plant Subject to Cost Cap(b)(g)	$2.40	$5.11	$4.66
Lignite Mine and Equipment	0.21	0.23	0.23
CO2 Pipeline Facilities	0.14	0.11	0.11
AFUDC(c)	0.17	0.66	0.55
Combined Cycle and Related Assets Placed in Service – Incremental(d)(g)	—	0.02	—
General Exceptions	0.05	0.10	0.08
Deferred Costs(e)(g)	—	0.20	0.17
Total Kemper IGCC	$2.97	$6.43	$5.80

(a)	Amounts in the Current Estimate reflect estimated costs through June 30, 2016.

(b)
The 2012 MPSC CPCN Order approved a construction cost cap of up to $2.88 billion, net of the DOE Grants and excluding the Cost Cap Exceptions. The Current Estimate and Actual Costs include non-incremental operating and maintenance costs related to the combined cycle and associated common facilities placed in service in August 2014 that are subject to the $2.88 billion cost cap and exclude post-in-service costs for the lignite mine. See "Rate Recovery of Kemper IGCC Costs – 2013 MPSC Rate Order" for additional information. The Current Estimate and Actual Costs reflect 100% of the costs of the Kemper IGCC. See note (g) for additional information.

(c)
Mississippi Power's original estimate included recovery of financing costs during construction rather than the accrual of AFUDC. This approach was not approved by the Mississippi PSC in 2012 as described in "Rate Recovery of Kemper IGCC Costs." The current estimate reflects the impact of a settlement agreement with the wholesale customers for cost-based rates under FERC's jurisdiction. See "FERC Matters" herein for additional information.

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

(g)
Beginning in the third quarter 2015, certain costs, including debt carrying costs (associated with placed in service and other non-construction work in progress accounts), that previously were deferred as regulatory assets are now being recognized through income; however, such costs continue to be included in the current cost estimate and actual costs at September 30, 2015.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Of the total costs, including post-in-service costs for the lignite mine, incurred as of September 30, 2015, $3.45 billion was included in property, plant, and equipment (which is net of the DOE Grants and estimated probable losses of $2.23 billion), $2 million in other property and investments, $62 million in fossil fuel stock, $43 million in materials and supplies, $50 million in other regulatory assets, current, $158 million in other regulatory assets, deferred, and $15 million in other deferred charges and assets in the balance sheet.
Mississippi Power does not intend to seek rate recovery for any costs related to the construction of the Kemper IGCC that exceed the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions. Mississippi Power recorded pre-tax charges to income for revisions to the cost estimate above the cost cap of $150 million ($93 million after tax) in the third quarter 2015, and a total of $182 million ($112 million after tax) for the nine months ended September 30, 2015. These amounts are in addition to charges totaling $868 million ($536 million after tax), $1.10 billion ($681 million after tax), and $78 million ($48 million after tax) in 2014, 2013, and 2012, respectively. The increases to the cost estimate in 2015 primarily reflect costs for increased efforts related to equipment rework, scope modifications, and the related additional labor costs in support of start-up and operational readiness activities, as well as additional schedule costs through June 30, 2016. The current estimate includes costs through June 30, 2016. Any extension of the in-service date beyond June 30, 2016 is currently estimated to result in additional base costs of approximately $25 million to $30 million per month, which includes maintaining necessary levels of start-up labor, materials, and fuel, as well as operational resources required to execute start-up and commissioning activities. However, additional costs may be required for remediation of any further equipment and/or design issues identified. Any extension of the in-service date with respect to the Kemper IGCC beyond June 30, 2016 would also increase costs for the Cost Cap Exceptions, which are not subject to the $2.88 billion cost cap established by the Mississippi PSC. These costs include AFUDC, which is currently estimated to total approximately $12 million per month, as well as carrying costs and operating expenses on Kemper IGCC assets placed in service and consulting and legal fees. Beginning in the third quarter 2015, in connection with the implementation of interim rate recovery, certain of these ongoing project costs are being expensed, with the remainder being deferred as regulatory assets and are estimated to total approximately $6 million per month. For additional information, see "2015 Rate Case" herein.
Mississippi Power’s analysis of the time needed to complete the start-up and commissioning activities for the Kemper IGCC will continue until the remaining Kemper IGCC assets are placed in service. Further cost increases and/or extensions of the in-service date with respect to the Kemper IGCC may result from factors including, but not limited to, labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction or other agreements, operational readiness, including specialized operator training and required site safety programs, unforeseen engineering or design problems, start-up activities for this first-of-a-kind technology (including major equipment failure and system integration), and/or operational performance (including additional costs to satisfy any operational parameters ultimately adopted by the Mississippi PSC). In subsequent periods, any further changes in the estimated costs to complete construction and start-up of the Kemper IGCC subject to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, will be reflected in Mississippi Power's statements of operations and these changes could be material.
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
In August 2014, Mississippi Power provided an analysis of the costs and benefits of placing the combined cycle and the associated common facilities portion of the Kemper IGCC in service, including the expected accounting treatment for costs and revenues associated with the operation of the combined cycle. In addition, Mississippi Power requested confirmation of Mississippi Power's accounting treatment by the Mississippi PSC of the continued accrual of AFUDC through the in-service date of the remainder of the Kemper IGCC. See "Regulatory Assets and Liabilities" for additional information. Any action by the Mississippi PSC that is inconsistent with the treatment requested by Mississippi Power could have a material impact on the results of operations, financial condition, and liquidity of Mississippi Power.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2015 Mississippi Supreme Court Decision
On February 12, 2015, the Court issued its decision in the legal challenge to the 2013 MPSC Rate Order. The Court reversed the 2013 MPSC Rate Order based on, among other things, its findings that (1) the Mirror CWIP rate treatment was not provided for under the Baseload Act and (2) the Mississippi PSC should have determined the prudence of Kemper IGCC costs before approving rate recovery through the 2013 MPSC Rate Order. The Court also found the 2013 Settlement Agreement unenforceable due to a lack of public notice for the related proceedings. Mississippi Power and the Mississippi PSC each filed motions for rehearing, both of which were denied on June 11, 2015. The Court's ruling remanded the matter to the Mississippi PSC to (1) fix by order the rates that were in existence prior to the 2013 MPSC Rate Order, (2) fix no rate increases until the Mississippi PSC is in compliance with the Court's ruling, and (3) enter an order refunding amounts collected under the 2013 MPSC Rate Order. On July 7, 2015, the Mississippi PSC ordered that the Mirror CWIP rate be terminated effective July 20, 2015. Through July 2015 billings, Mississippi Power had collected $342 million through rates under the 2013 MPSC Rate Order and had accrued $27 million in associated carrying costs through September 30, 2015. Refunds will begin in early November 2015.
2015 Rate Case
As a result of the 2015 Mississippi Supreme Court decision and the Mirror CWIP refund, the 2013 Rate Mitigation Plan is no longer viable. See "2015 Mississippi Supreme Court Decision" herein for additional information. On May 15, 2015, Mississippi Power filed the 2015 Rate Case with the Mississippi PSC. This filing included three alternative rate proposals requesting an increase in retail rates and charges in connection with the Kemper IGCC: (i) a traditional rate case, (ii) a rate mitigation plan fixing rates through 2017 (RMP 2017), and (iii) a rate mitigation plan fixing rates through 2019 (RMP 2019). In light of the Mississippi PSC's July 7, 2015 order, RMP 2019 is no longer viable as originally proposed by Mississippi Power.
Furthermore, on July 10, 2015, Mississippi Power filed a Supplemental Notice with the Mississippi PSC in response to the July 7, 2015 order of the Mississippi PSC. The Supplemental Notice presented an additional alternative rate proposal, In-Service Asset Proposal, for consideration by the Mississippi PSC. The In-Service Asset Proposal is based upon the test period of June 2015 to May 2016, is designed to recover Mississippi Power's costs associated with the Kemper IGCC assets that are commercially operational and currently providing service to customers (the transmission facilities, combined cycle, natural gas pipeline, and water pipeline) and other related costs, and is designed to collect approximately $159 million annually. The Supplemental Notice requested that the In-Service Asset Proposal be implemented immediately as interim rates, subject to refund, until such time as the Mississippi PSC renders a final decision on the In-Service Asset Proposal and requested that the Mississippi PSC establish a scheduling order for consideration of permanent rates under the In-Service Asset Proposal.
The revenue requirements set forth in the alternative rate proposals exclude the costs of the Kemper IGCC related to the 15% undivided interest that was previously projected to be purchased by SMEPA. See "Termination of Proposed Sale of Undivided Interest to SMEPA" herein for additional information.
On August 13, 2015, the Mississippi PSC approved the implementation of interim rates that became effective with the first billing cycle in September (on August 19), subject to refund and certain other conditions. In addition, the Mississippi PSC reserved the right to modify or terminate the interim rates based upon a material change in circumstances. Through September 30, 2015, Mississippi Power had recognized $28 million under the interim rates. The Mississippi PSC is scheduled to issue a final order on or before December 8, 2015 related to permanent rates for the In-Service Asset Proposal.
Mississippi Power expects to seek additional rate relief to address recovery of the remaining Kemper IGCC assets. In addition to current estimated costs at September 30, 2015 of $6.43 billion, Mississippi Power anticipates that it will incur additional costs after the Kemper IGCC in-service date until the Kemper IGCC cost recovery approach is finalized. These costs include, but are not limited to, regulatory costs and additional carrying costs which could be material. Recovery of these costs would be subject to approval by the Mississippi PSC.

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
In August 2014, Mississippi Power requested confirmation by the Mississippi PSC of Mississippi Power's authority to defer all operating expenses associated with the operation of the combined cycle subject to review of such costs by the Mississippi PSC. In addition, Mississippi Power is authorized to accrue carrying costs on the unamortized balance of such regulatory assets at a rate and in a manner to be determined by the Mississippi PSC in future cost recovery mechanism proceedings. Beginning in the third quarter 2015, in connection with the implementation of interim rates, Mississippi Power began expensing certain ongoing project costs and certain debt carrying costs (associated with placed in service and other non-construction work in progress accounts) that previously were deferred as regulatory assets and began amortizing certain regulatory assets associated with assets placed in service and consulting and legal fees over a 24-month period. As of September 30, 2015, the balance associated with these regulatory assets was $117 million. The amortization period for these regulatory assets is subject to the Mississippi PSC’s final order in the 2015 Rate Case. Other regulatory assets associated with the remainder of the Kemper IGCC totaled $91 million as of September 30, 2015. The amortization period for these assets is expected to be determined by the Mississippi PSC in future rate proceedings following completion of construction and start-up of the Kemper IGCC and related prudence reviews.
Also see "2015 Mississippi Supreme Court Decision" herein for information related to the July 7, 2015 Mississippi PSC order terminating the Mirror CWIP rate and requiring refund of collections under Mirror CWIP.
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

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment Tax Credits
The IRS allocated $279 million (Phase II) of Internal Revenue Code Section 48A tax credits to Mississippi Power in connection with the Kemper IGCC. These tax credits are dependent upon meeting the IRS certification requirements, including an in-service date no later than April 19, 2016 and the capture and sequestration (via enhanced oil recovery) of at least 65% of the CO2 produced by the Kemper IGCC during operations in accordance with the Internal Revenue Code. Through September 30, 2015, Mississippi Power had recorded tax benefits totaling $276 million for the Phase II credits, of which approximately $235 million had been utilized. While the in-service date for the remainder of the Kemper IGCC is currently expected to occur in the first half of 2016, Mississippi Power now anticipates the in-service date to occur subsequent to April 19, 2016, but has not made a final determination to that effect. Due to this uncertainty, Mississippi Power has reflected these tax credits as unrecognized tax benefits and reclassified the Phase II credits to a current liability on its September 30, 2015 balance sheet, with no impact to net income. Repayment to the IRS would occur with the quarterly estimated tax payment following a final determination that the in-service date would occur subsequent to April 19, 2016. Any cash funding requirements necessary for Mississippi Power to make this repayment are expected to be provided by Southern Company. See Notes (B) and (G) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" and "Unrecognized Tax Benefits – Investment Tax Credits," respectively, herein for additional information. The ultimate outcome of this tax matter cannot be determined at this time.
Section 174 Research and Experimental Deduction
Southern Company, on behalf of Mississippi Power, reflected deductions for research and experimental (R&E) expenditures related to the Kemper IGCC in its federal income tax calculations for 2013, 2014, and 2015. In May 2015, Southern Company amended its 2008 through 2013 federal income tax returns to include deductions for Kemper IGCC-related R&E expenditures. Due to the uncertainty related to this tax position, Mississippi Power had unrecognized tax benefits associated with these R&E deductions totaling approximately $414 million as of September 30, 2015. See Note 5 to the financial statements of Mississippi Power under "Unrecognized Tax Benefits" in Item 8 of the Form 10-K and Notes (B) and (G) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" and "Unrecognized Tax Benefits – Section 174 Research and Experimental Deduction," respectively, herein for additional information. The ultimate outcome of this tax matter cannot be determined at this time.
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
As a result of the revisions to the cost estimate, Mississippi Power recorded total pre-tax charges to income for the estimated probable losses on the Kemper IGCC of $150 million ($93 million after tax) in the third quarter 2015, $23 million ($14 million after tax) in the second quarter 2015, $9 million ($6 million after tax) in the first quarter 2015, $70 million ($43 million after tax) in the fourth quarter 2014, $418 million ($258 million after tax) in the third quarter 2014, $380 million ($235 million after tax) in the first quarter 2014, $40 million ($25 million after tax) in the fourth quarter 2013, $150 million ($93 million after tax) in the third quarter 2013, $450 million ($278 million after tax) in the second quarter 2013, $462 million ($285 million after tax) in the first quarter 2013, and $78 million ($48 million after tax) in the fourth quarter 2012. In the aggregate, Mississippi Power has incurred charges of $2.23 billion ($1.4 billion after tax) as a result of changes in the cost estimate above the cost cap for the Kemper IGCC through September 30, 2015.
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
Mississippi Power's revised cost estimate includes costs through June 30, 2016. Any extension of the in-service date beyond June 2016 is currently estimated to result in additional base costs of approximately $25 million to $30 million per month, which includes maintaining necessary levels of start-up labor, materials, and fuel, as well as operational resources required to execute start-up and commissioning activities. However, additional costs may be required for remediation of any further equipment and/or design issues identified. Any extension of the in-service date with respect to the Kemper IGCC beyond June 30, 2016 would also increase costs for the Cost Cap Exceptions, which are not subject to the $2.88 billion cost cap established by the Mississippi PSC. These costs include AFUDC, which is currently estimated to total approximately $12 million per month, as well as carrying costs and operating expenses on Kemper IGCC assets placed in service and consulting fees and legal fees, a

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

portion of which are being deferred as regulatory assets and are estimated to total approximately $6 million per month.
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
The liability for AROs primarily relates to facilities that are subject to the CCR Rule, primarily ash ponds. In addition, Mississippi Power has retirement obligations related to various landfill sites, underground storage tanks, deep injection wells, water wells, substation removal, mine reclamation, and asbestos removal. Mississippi Power also has identified retirement obligations related to certain transmission and distribution facilities, and certain wireless communication towers. However, liabilities for the removal of these assets have not been recorded because the settlement timing for the retirement obligations related to these assets is indeterminable and, therefore, the fair value of the retirement obligations cannot be reasonably estimated. A liability for these AROs will be recognized when sufficient information becomes available to support a reasonable estimation of the ARO.
As a result of the final CCR Rule discussed above, Mississippi Power recorded new AROs for facilities that are subject to the CCR Rule. The cost estimates are based on information using various assumptions related to closure and post-closure costs, timing of future cash outlays, inflation and discount rates, and the potential methods for complying with the CCR Rule requirements for closure in place. As further analysis is performed, including evaluation of the expected method of compliance, refinement of assumptions underlying the cost estimates, such as the quantities of CCR at each site, and the determination of timing, including the potential for closing ash ponds prior to the end of their currently anticipated useful life, Mississippi Power expects to continue to periodically update these estimates.
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
On April 7, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted and Mississippi Power intends to adopt the ASU in the fourth quarter 2015. The ASU is

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

required to be applied retrospectively to all periods presented beginning in the year of adoption. Mississippi Power currently reflects unamortized debt issuance costs in other deferred charges and assets on its balance sheet. Upon adoption, the reclassification will not have a material impact on the results of operations, financial position, or cash flows of Mississippi Power.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Mississippi Power in Item 7 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" herein for additional information. Mississippi Power's financial condition and its ability to obtain financing needed for normal business operations and completion of construction and start-up of the Kemper IGCC were adversely affected by the return of approximately $301 million of interest bearing refundable deposits to SMEPA in June 2015 in connection with the termination of the APA, the required refund of Mirror CWIP rate collections beginning in early November 2015 of approximately $369 million, including associated carrying costs, the termination of the Mirror CWIP rate and the likely repayment of the Phase II tax credits of $235 million as of September 30, 2015. Earnings for the nine months ended September 30, 2015 were negatively affected by revisions to the cost estimate for the Kemper IGCC and the Court's decision to reverse the 2013 MPSC Rate Order. See FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle – Termination of Proposed Sale of Undivided Interest to SMEPA," –"Rate Recovery of Kemper IGCC Costs – 2013 MPSC Rate Order," " – 2015 Mississippi Supreme Court Decision," "– 2015 Rate Case," and – "Income Tax Matters – Investment Tax Credits" herein for additional information.
Through September 30, 2015, Mississippi Power has incurred non-recoverable cash expenditures of $1.8 billion and is expected to incur approximately $0.4 billion in additional non-recoverable cash expenditures through completion of the construction and start-up of the Kemper IGCC.
In addition to funding normal business operations and projected capital expenditures, Mississippi Power's cash requirements primarily consist of $900 million of bank term loans scheduled to mature on April 1, 2016, $25 million of short-term debt, and the required refund of approximately $369 million in Mirror CWIP, which includes associated carrying costs. For the three-year period from 2015 through 2017, Mississippi Power's capital expenditures and debt maturities are expected to materially exceed operating cash flows. In addition to the Kemper IGCC, projected capital expenditures in that period include investments to maintain existing generation facilities, to add environmental equipment for existing generating units, to add or change fuel sources for certain existing units, and to expand and improve transmission and distribution facilities. Mississippi Power is primarily dependent upon Southern Company to meet its financing needs. Mississippi Power intends to utilize operating cash flows and lines of credit (to the extent available) as well as loans and, under certain circumstances, equity contributions from Southern Company to fund Mississippi Power's short-term capital needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities herein for additional information.
During the first nine months of 2015, Mississippi Power received $150 million in equity contributions from Southern Company and issued an 18-month promissory note for $301 million to Southern Company. In April 2015, Mississippi Power entered into two floating rate bank loans with a maturity date of April 1, 2016, in an aggregate principal amount of $475 million, bearing interest based on one-month LIBOR. The proceeds of these loans were used for the repayment of term loans in an aggregate principal amount of $275 million, working capital, and other general corporate purposes. Mississippi Power also amended three outstanding floating rate bank loans for an aggregate principal amount of $425 million which, among other things, extended the maturity dates from various dates in 2015 to April 1, 2016.
Net cash provided from operating activities totaled $349 million for the first nine months of 2015, a decrease of $156 million as compared to the corresponding period in 2014. The decrease in cash provided from operating activities is primarily due to lower R&E tax deductions and lower incremental benefit of ITCs from the Kemper IGCC and timing of payments of accounts payable, partially offset by an increase in fuel recovery, and a decrease

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in receivables. See Notes (B) and Note (G) to the Condensed Financial Statements herein for additional information. Net cash used for investing activities totaled $686 million for the first nine months of 2015 primarily due to gross property additions related to the Kemper IGCC and the Plant Daniel scrubber project. Net cash provided from financing activities totaled $300 million for the first nine months of 2015 primarily due to short-term bank loans, capital contributions from Southern Company, and short-term borrowings, partially offset by redemptions of long-term debt and short term borrowings. Fluctuations in cash flow from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2015 include a decrease in securities due within one year of $349 million, primarily due to refinancing or replacing maturing long-term debt with short-term loans. Additionally, long-term debt increased $292 million and interest-bearing refundable deposits decreased $275 million, due to an intercompany loan for the repayment of the SMEPA deposits and interest. See "Sources of Capital" herein for additional information. Total property, plant, and equipment increased $490 million and the Mirror CWIP regulatory liability increased $98 million primarily associated with construction and collections related to the Kemper IGCC. See FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" herein for additional information. Income taxes receivable, non-current increased $544 million, unrecognized tax benefits increased $359 million, and accumulated deferred income taxes increased $389 million primarily due to R&E tax deductions and the related reserve. Accumulated deferred ITCs decreased $278 million primarily due to the likely repayment of unrecognized tax benefits associated with the Phase II tax credits related to the Kemper IGCC. See FUTURE EARNINGS POTENTIAL – "Income Tax Matters – Investment Tax Credits" herein for additional information. Total common stockholder's equity increased $219 million primarily due to the receipt of $150 million in capital contributions from Southern Company and net income during the nine months ended September 30, 2015.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power's capital requirements for its construction program, including estimated capital expenditures for new generating resources and to comply with existing environmental statutes and regulations, scheduled maturities of long-term debt, as well as related interest, leases, purchase commitments, derivative obligations, preferred stock dividends, trust funding requirements, and unrecognized tax benefits. Approximately $900 million will be required through September 30, 2016 to fund maturities of bank term loans scheduled to mature on April 1, 2016 and $25 million in short-term debt. In addition, Mississippi Power will be required to refund its Mirror CWIP rate collections of approximately $369 million, including associated carrying costs, beginning in November 2015. See "Sources of Capital" herein for additional information.
The construction program of Mississippi Power is currently estimated to be $1.0 billion in 2015, $477 million in 2016, and $221 million for 2017, which includes expenditures related to the construction of the Kemper IGCC of $834 million in 2015 and $281 million in 2016.
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

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sources of Capital
Except as described herein, Mississippi Power plans to obtain the funds required for construction and other purposes from operating cash flows and lines of credit (to the extent available) as well as loans and, under certain circumstances, equity contributions from Southern Company. Mississippi Power's financial condition and its ability to obtain funds needed for normal business operations and completion of the construction and start-up of the Kemper IGCC were adversely affected by the return of approximately $301 million of interest bearing refundable deposits to SMEPA in June 2015 in connection with the termination of the APA, the required refund of Mirror CWIP rate collections beginning in early November 2015 of approximately $369 million, including associated carrying costs, the termination of the Mirror CWIP rate, and the likely repayment of unrecognized tax benefits associated with the Phase II tax credits of $235 million. On August 13, 2015, the Mississippi PSC approved the implementation of interim rates that became effective with the first billing cycle in September (on August 19), subject to refund and certain other conditions, and is scheduled to issue a final order on or before December 8, 2015 related to permanent rates for the In-Service Asset Proposal. The amount, type, and timing of future financings will depend upon regulatory approval, prevailing market conditions, and other factors, which includes resolution of Kemper IGCC cost recovery. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" and – FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle – Rate Recovery of Kemper IGCC Costs – 2013 MPSC Rate Order," " – 2015 Mississippi Supreme Court Decision," and " – 2015 Rate Case" of Mississippi Power in Item 7 of the Form 10-K and herein for additional information.
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
In April 2015, Mississippi Power entered into two floating rate bank loans with a maturity date of April 1, 2016, in an aggregate principal amount of $475 million, bearing interest based on one-month LIBOR. The proceeds of these loans were used for the repayment of term loans in an aggregate principal amount of $275 million, working capital, and other general corporate purposes. Mississippi Power also amended three outstanding floating rate bank loans for an aggregate principal amount of $425 million which, among other things, extended the maturity dates from various dates in 2015 to April 1, 2016. In addition, Mississippi Power issued an 18-month promissory note to Southern Company in the aggregate principal amount of approximately $301 million related to the refund to SMEPA and expects to issue a similar promissory note to Southern Company to fund the Mirror CWIP refund. Any cash funding requirements necessary for Mississippi Power to repay the Phase II tax credits to the IRS are also expected to be provided by Southern Company. As of September 30, 2015, Mississippi Power's current liabilities exceeded current assets by approximately $1.3 billion primarily due to $900 million of bank term loans scheduled to mature on April 1, 2016, $25 million of short-term debt, the required refund of approximately $369 million in Mirror CWIP and associated carrying costs, and the likely repayment of unrecognized tax benefits associated with the Phase II tax credits of $235 million. Mississippi Power intends to utilize operating cash flows and lines of credit (to the extent available) as well as loans and, under certain circumstances, equity contributions from Southern Company to fund Mississippi Power's short-term capital needs.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2015, Mississippi Power had approximately $96 million of cash and cash equivalents. Committed credit arrangements with banks at September 30, 2015 were as follows:

Expires				Executable Term Loans		Due Within One Year
2015(*)	2016	Total	Unused	One Year	Two Years	Term Out	No Term Out
(in millions)		(in millions)		(in millions)		(in millions)
$15	$220	$235	$210	$30	$30	$60	$175

(*)	Subsequent to September 30, 2015, this $15 million bank credit arrangement expired pursuant to its terms.
See Note 6 to the financial statements of Mississippi Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
A portion of the $210 million unused credit arrangements with banks is allocated to provide liquidity support to Mississippi Power's variable rate pollution control revenue bonds and commercial paper borrowings. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of September 30, 2015 was approximately $40 million.
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
Subject to applicable market conditions, Mississippi Power expects to seek to renew or replace its credit arrangements, as needed. In connection therewith, Mississippi Power may seek to extend the maturity dates and/or increase or decrease the lending commitments thereunder.
Details of short-term borrowings were as follows:

	Short-term Debt at September 30, 2015		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Short-term bank debt	$500	1.4%	$513	1.3%	$515

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2015.
Credit Rating Risk
Mississippi Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that have required or could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and/or Baa2 or below. These contracts are for physical electricity sales, fuel transportation and storage, energy price risk management, and transmission. At September 30, 2015, the maximum potential collateral requirements under these contracts at a rating of BBB and/or Baa2 or BBB- and/or Baa3 was not material. The maximum potential collateral requirements at a rating below BBB- and/or Baa3 equaled approximately $286 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Southern Company system power pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Additionally, a credit rating downgrade has impacted and may continue to impact the ability of Mississippi Power to access capital markets, and would be likely to impact the cost at which it does so.
On June 5, 2015, Fitch downgraded the long-term issuer default rating of Mississippi Power to BBB+ from A-. Fitch maintained the negative ratings outlook for Mississippi Power.
On August 14, 2015, Moody's downgraded the senior unsecured debt rating of Mississippi Power to Baa2 from Baa1. Moody's maintained the negative ratings outlook for Mississippi Power.
On August 17, 2015, S&P downgraded the issuer rating of Mississippi Power to BBB+ from A. S&P revised its credit rating outlook from negative to stable. Separately, on August 24, 2015, S&P revised its consolidated credit rating outlook of Southern Company (including Mississippi Power) from stable to negative following the announcement of the Merger.
Financing Activities
In March 2015, Mississippi Power repaid at maturity a $75 million bank term loan.
In April 2015, Mississippi Power entered into two short-term floating rate bank loans with a maturity date of April 1, 2016, in an aggregate principal amount of $475 million, bearing interest based on one-month LIBOR. The proceeds of these loans were used for the repayment of term loans in an aggregate principal amount of $275 million, working capital, and other general corporate purposes, including Mississippi Power's ongoing construction program. Mississippi Power also amended three outstanding floating rate bank loans for an aggregate principal amount of $425 million which, among other things, extended the maturity dates from various dates in 2015 to April 1, 2016.
In June 2015, Mississippi Power issued an 18-month floating rate promissory note to Southern Company bearing interest based on one-month LIBOR. This note was for an aggregate principal amount of approximately $301 million, the amount paid by Southern Company to SMEPA pursuant to Southern Company's guarantee of the return of SMEPA's deposits in connection with the termination of the APA. See Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle – Termination of Proposed Sale of Undivided Interest to SMEPA" herein for additional information.

SOUTHERN POWER COMPANY
AND SUBSIDIARY COMPANIES

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$295	$332	$776	$870
Wholesale revenues, affiliates	104	103	303	243
Other revenues	2	—	7	2
Total operating revenues	401	435	1,086	1,115
Operating Expenses:
Fuel	118	178	361	421
Purchased power, non-affiliates	17	28	52	73
Purchased power, affiliates	5	13	18	58
Other operations and maintenance	62	46	184	168
Depreciation and amortization	64	60	183	163
Taxes other than income taxes	6	5	17	17
Total operating expenses	272	330	815	900
Operating Income	129	105	271	215
Other Income and (Expense):
Interest expense, net of amounts capitalized	(18)	(23)	(62)	(67)
Other income (expense), net	1	5	1	6
Total other income and (expense)	(17)	(18)	(61)	(61)
Earnings Before Income Taxes	112	87	210	154
Income taxes	1	22	14	22
Net Income	111	65	196	132
Less: Net income attributable to noncontrolling interests	9	1	15	4
Net Income Attributable to Southern Power Company	$102	$64	$181	$128
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Net Income	$111	$65	$196	$132
Other comprehensive income (loss)	—	—	—	—
Less: Comprehensive income attributable to noncontrolling interests	9	1	15	4
Comprehensive Income Attributable to Southern Power Company	$102	$64	$181	$128
The accompanying notes as they relate to Southern Power are an integral part of these consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014
	(in millions)
Operating Activities:
Net income	$196	$132
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	187	166
Deferred income taxes	222	(6)
Investment tax credits	294	38
Amortization of investment tax credits	(14)	(8)
Deferred revenues	15	(2)
Accrued income taxes, non-current	100	—
Other, net	10	3
Changes in certain current assets and liabilities —
-Receivables	(28)	(63)
-Fossil fuel stock	6	(2)
-Prepaid income taxes	(116)	39
-Other current assets	(5)	(4)
-Accounts payable	1	27
-Accrued taxes	(247)	62
-Other current liabilities	(12)	(11)
Net cash provided from operating activities	609	371
Investing Activities:
Plant acquisitions	(1,128)	(218)
Property additions	(348)	(15)
Change in construction payables	88	(3)
Payments pursuant to long-term service agreements	(65)	(42)
Other investing activities	(1)	(10)
Net cash used for investing activities	(1,454)	(288)
Financing Activities:
Increase in notes payable, net	18	20
Proceeds —
Senior notes	650	—
Capital contributions	226	(4)
Other long-term debt	400	10
Redemptions — Senior notes	(525)	—
Distributions to noncontrolling interests	(6)	—
Contributions from noncontrolling interests	274	7
Payment of common stock dividends	(98)	(98)
Other financing activities	(8)	—
Net cash provided from (used for) financing activities	931	(65)
Net Change in Cash and Cash Equivalents	86	18
Cash and Cash Equivalents at Beginning of Period	75	69
Cash and Cash Equivalents at End of Period	$161	$87
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $4 and $- capitalized for 2015 and 2014, respectively)	$69	$78
Income taxes, net	(215)	(91)
Noncash transactions — Accrued property additions at end of period	120	1
The accompanying notes as they relate to Southern Power are an integral part of these consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2015	At December 31, 2014
	(in millions)
Current Assets:
Cash and cash equivalents	$161	$75
Receivables —
Customer accounts receivable	100	77
Other accounts receivable	35	15
Affiliated companies	50	34
Fossil fuel stock, at average cost	16	22
Materials and supplies, at average cost	60	58
Prepaid income taxes	136	19
Deferred income taxes, current	—	306
Other current assets	19	21
Total current assets	577	627
Property, Plant, and Equipment:
In service	6,049	5,657
Less accumulated provision for depreciation	1,189	1,035
Plant in service, net of depreciation	4,860	4,622
Construction work in progress	977	11
Total property, plant, and equipment	5,837	4,633
Other Property and Investments:
Goodwill	2	2
Other intangible assets, net of amortization of $11 and $8 at September 30, 2015 and December 31, 2014, respectively	318	47
Total other property and investments	320	49
Deferred Charges and Other Assets:
Prepaid long-term service agreements	157	124
Other deferred charges and assets — affiliated	3	5
Other deferred charges and assets — non-affiliated	146	112
Total deferred charges and other assets	306	241
Total Assets	$7,040	$5,550
The accompanying notes as they relate to Southern Power are an integral part of these consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At September 30, 2015	At December 31, 2014
	(in millions)
Current Liabilities:
Securities due within one year	$400	$525
Notes payable	213	195
Accounts payable —
Affiliated	69	78
Other	161	30
Accrued income taxes	3	72
Accrued interest	14	30
Other current liabilities	56	17
Total current liabilities	916	947
Long-term Debt	1,742	1,095
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	779	863
Accumulated deferred investment tax credits	688	601
Accrued income taxes, non-current	100	—
Deferred capacity revenues — affiliated	39	15
Other deferred credits and liabilities — affiliated	—	1
Other deferred credits and liabilities — non-affiliated	25	18
Total deferred credits and other liabilities	1,631	1,498
Total Liabilities	4,289	3,540
Redeemable Noncontrolling Interest	41	39
Common Stockholder's Equity:
Common stock, par value $.01 per share —
Authorized — 1,000,000 shares
Outstanding — 1,000 shares	—	—
Paid-in capital	1,401	1,176
Retained earnings	657	573
Accumulated other comprehensive income	3	3
Total common stockholder's equity	2,061	1,752
Noncontrolling Interest	649	219
Total Stockholders' Equity	2,710	1,971
Total Liabilities and Stockholders' Equity	$7,040	$5,550
The accompanying notes as they relate to Southern Power are an integral part of these consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2015 vs. THIRD QUARTER 2014
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
During the nine months ended September 30, 2015, Southern Power acquired or commenced construction of approximately 857 MWs of additional solar facilities including five Georgia construction projects located in Taylor and Decatur Counties, as well as four solar projects located in California. Southern Power has also entered into agreements to acquire approximately 450 MWs of wind facilities, located in Oklahoma, contingent upon certain construction and project milestones. Subsequent to September 30, 2015, Southern Power acquired an additional 15-MW solar facility located in California. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Acquisitions" and "Construction Projects" herein for additional information.
Southern Power continues to focus on several key performance indicators. These indicators include peak season equivalent forced outage rate, contract availability, and net income. For additional information on these indicators, see MANAGEMENT'S DISCUSSION AND ANALYSIS – OVERVIEW – "Key Performance Indicators" of Southern Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$38	59.4	$53	41.4
Net income attributable to Southern Power for the third quarter 2015 was $102 million compared to $64 million for the corresponding period in 2014. The increase was primarily due to increased revenues from PPAs, including solar, and lower income taxes primarily related to ITCs, partially offset by increased other operations and maintenance expenses due to new solar facilities.
Net income attributable to Southern Power for year-to-date 2015 was $181 million compared to $128 million for the corresponding period in 2014. The increase was primarily due to increased revenues from new PPAs, including solar, and lower income taxes primarily related to ITCs, partially offset by increased depreciation and other operations and maintenance expenses primarily due to new solar facilities.
Wholesale Revenues – Non-Affiliates

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$(37)	(11.1)	$(94)	(10.8)
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
Wholesale revenues from non-affiliates for the third quarter 2015 were $295 million compared to $332 million for the corresponding period in 2014. The decrease was due to a $27 million decrease in energy sales, primarily as a result of decreased fuel costs passed through in PPA revenues due to lower natural gas prices, partially offset by new solar PPAs. The decrease in energy revenues reflects a 7% decrease in the average price of energy and a 6% decrease in KWH sales. In addition, capacity revenues decreased $10 million primarily due to PPA expirations.
Wholesale revenues from non-affiliates for year-to-date 2015 were $776 million compared to $870 million for the corresponding period in 2014. The decrease was due to a $71 million decrease in energy sales, primarily as a result of decreased fuel costs passed through in PPA revenues due to lower natural gas prices, partially offset by new solar PPAs. The decrease in energy revenues reflects a 13% decrease in the average price of energy. In addition, capacity revenues decreased $23 million primarily due to PPA expirations.
Wholesale Revenues – Affiliates

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$1	1.0	$60	24.7
Wholesale revenues from sales to affiliate companies will vary depending on demand and the availability and cost of generating resources at each company. Sales to affiliate companies that are not covered by PPAs are made in accordance with the IIC, as approved by the FERC.
Wholesale revenues from affiliates for the third quarter 2015 were $104 million compared to $103 million for the corresponding period in 2014. The increase was the result of a $20 million increase in capacity revenues, partially offset by a $19 million decrease in energy revenues. The increase in capacity revenues was primarily the result of new PPAs. The decrease in energy revenues was primarily the result of a 42% decrease in the average price of energy partially offset by a 28% increase in KWH sales primarily from new PPAs.
Wholesale revenues from affiliates for year-to-date 2015 were $303 million compared to $243 million for the corresponding period in 2014. The increase was the result of a $31 million increase in energy revenues and a $29 million increase in capacity revenues. The increase in energy revenues was primarily the result of increased sales volume under the IIC as a result of lower natural gas prices, which increased demand for Southern Power Company's resources, as well as new PPAs. The increase in energy revenues reflects a 71% increase in KWH sales, partially offset by a 29% decrease in the average price of energy. The increase in capacity revenues was primarily the result of new PPAs.
Fuel and Purchased Power Expenses

	Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(60)	(33.7)	$(60)	(14.3)
Purchased power – non-affiliates	(11)	(39.3)	(21)	(28.8)
Purchased power – affiliates	(8)	(61.5)	(40)	(69.0)
Total fuel and purchased power expenses	$(79)		$(121)
Southern Power's PPAs for natural gas-fired generation generally provide that the purchasers are responsible for either procuring the fuel (tolling agreements), or reimbursing Southern Power for substantially all of the cost of fuel relating to all the energy delivered under such PPAs. Consequently, any increase or decrease in such fuel cost is generally accompanied by an increase or decrease in related fuel revenues under the PPAs and does not have a

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

significant impact on net income. Southern Power is responsible for the cost of fuel for generating units that are not covered under PPAs. Power from these generating units is sold into the market or sold to affiliates under the IIC.
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
In the third quarter 2015, total fuel and purchased power expenses were $140 million compared to $219 million for the corresponding period in 2014. The decrease was the result of a $46 million decrease in the average cost of fuel and purchased power primarily due to lower natural gas prices and a $33 million decrease in the total volume of KWHs generated and purchased; however, total KWHs generated increased 5% when taking into account generation for tolling and solar PPAs.
For year-to-date 2015, total fuel and purchased power expenses were $431 million compared to $552 million for the corresponding period in 2014. The decrease was a result of a $185 million decrease in the average cost of fuel and purchased power primarily due to lower natural gas prices, partially offset by a $64 million net increase in the total volume of KWHs generated and purchased primarily due to increased demand resulting from lower natural gas prices. Total KWHs generated increased 22% when taking into account generation for tolling and solar PPAs.
Fuel
In the third quarter 2015, fuel expense was $118 million compared to $178 million for the corresponding period in 2014. The decrease was due to a 27% decrease associated with the average cost of natural gas per KWH generated, and a 10% decrease associated with the volume of KWHs generated, which excludes tolling and solar PPAs.
For year-to-date 2015, fuel expense was $361 million compared to $421 million for the corresponding period in 2014. The decrease was due to a 34% decrease associated with the average cost of natural gas per KWH generated, partially offset by a 30% increase associated with the volume of KWHs generated, primarily as a result of increased demand resulting from lower natural gas prices, which excludes tolling and solar PPAs.
Purchased Power – Non-Affiliates and Affiliates
In the third quarter 2015, purchased power expense was $22 million compared to $41 million for the corresponding period in 2014. For year-to-date 2015, purchased power expense was $70 million compared to $131 million for the corresponding period in 2014. The decreases were primarily the result of 38% and 43% decreases in the volume of KWHs purchased in the third quarter 2015 and year-to-date 2015, respectively, primarily due to lower natural gas prices.
Other Operations and Maintenance Expenses

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$16	34.8	$16	9.5
In the third quarter 2015, other operations and maintenance expenses were $62 million compared to $46 million for the corresponding period in 2014. The increase was primarily due to an increase in expenses associated with business development and support services, new plants placed in service in 2014 and 2015, and generation maintenance.
For year-to-date 2015, other operations and maintenance expenses were $184 million compared to $168 million for the corresponding period in 2014. The increase was primarily due to a $31 million increase in expenses associated with business development and support services, new plants placed in service in 2014 and 2015, transmission costs, and generation maintenance, partially offset by a $15 million decrease in outage expense.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and Amortization

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$4	6.7	$20	12.3
In the third quarter 2015, depreciation and amortization was $64 million compared to $60 million for the corresponding period in 2014. The increase was primarily due to additional depreciation related to solar facilities placed in service in 2014 and 2015, partially offset by rate changes related to component depreciation.
For year-to-date 2015, depreciation and amortization was $183 million compared to $163 million for the corresponding period in 2014. The increase was primarily due to additional depreciation related to solar facilities placed in service in 2014 and 2015.
Income Taxes

Third Quarter 2015 vs. Third Quarter 2014		Year-to-Date 2015 vs. Year-to-Date 2014
(change in millions)	(% change)	(change in millions)	(% change)
$(21)	(95.5)	$(8)	(36.4)
In the third quarter 2015, income taxes were $1 million compared to $22 million for the corresponding period in 2014. The decrease was primarily due to increased federal income tax benefits related to ITCs in 2015, partially offset by higher pre-tax earnings in 2015.
For year-to-date 2015, income taxes were $14 million compared to $22 million for the corresponding period in 2014. The decrease was primarily due to increased federal income tax benefits related to ITCs in 2015, partially offset by higher pre-tax earnings in 2015 and beneficial state income tax changes in 2014.
See Note (G) to the Condensed Financial Statements herein for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Power's future earnings potential. The level of Southern Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Power's competitive wholesale business. These factors include Southern Power's ability to achieve sales growth while containing costs; regulatory matters; creditworthiness of customers; total generating capacity available in Southern Power's market areas; the successful remarketing of capacity as current contracts expire; and Southern Power's ability to execute its acquisition and value creation strategy, including successfully expanding investments in renewable and other energy projects, and to construct generating facilities, including the impact of federal ITCs.
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
Water Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Water Quality" of Southern Power in Item 7 of the Form 10-K for additional information regarding the EPA's revisions to effluent guidelines.
On November 3, 2015, the EPA published final revisions to technology-based limits for certain wastestreams from steam electric power plants. These revisions impose stringent steam effluent guidelines and technology requirements for wastewater discharges at affected units. Compliance with these revisions could result in significant additional capital expenditures and could affect future unit retirement and replacement decisions. The ultimate impact of these revisions will depend on any legal challenges and implementation of the final revisions and cannot be determined at this time.
Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Southern Power in Item 7 of the Form 10-K for additional information regarding the EPA's proposed regulation of CO2 from fossil-fuel-fired electric generating units.
On October 23, 2015, two final actions by the EPA that would limit CO2 emissions from fossil fuel-fired electric generating units were published in the Federal Register. One of the final actions contains specific emission standards governing CO2 emissions from new, modified, and reconstructed units. The other final action establishes guidelines for states to develop plans to meet EPA-mandated CO2 emission rates for existing units. The EPA's final guidelines require state plans to meet interim CO2 performance rates between 2022 and 2029 and final rates in 2030 and thereafter. At the same time, a proposed federal plan and proposed model rule were published that states can adopt or that would be put in place if, in response to the final guidelines, a state either does not submit a state plan or its plan is not approved by the EPA.
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
Acquisitions
During 2015, Southern Power Company acquired or contracted to acquire through its wholly-owned subsidiaries, Southern Renewable Partnerships, LLC or Southern Renewable Energy, Inc. (SRE), the following projects in accordance with its overall growth strategy, which are included in its capital program estimates for 2015. Acquisition-related costs were expensed as incurred and were not material. The acquisitions do not include any contingent consideration unless specifically noted.

Project Entity	Seller; Acquisition Date	Approx. Nameplate Capacity	Location	Southern Power Percentage Ownership		Expected/Actual Commercial Operation Date	PPA Counterparties for Entire Plant Output	PPA Contract Period	Approx. Purchase Price
		(MW)							(in millions)
WIND
Kay Wind, LLC	Apex Clean Energy Holdings, LLC	299	Kay County, Oklahoma	100%		Fourth quarter 2015	Westar Energy, Inc. and Grant River Dam Authority	20 years	$492	(a)

Grant Wind, LLC	Apex Clean Energy Holdings, LLC	151	Grant County, Oklahoma	100%		First quarter 2016	Western Farmers, East Texas, and Northeast Texas Electric Cooperative	20 years	$264	(a)
SOLAR
Lost Hills Blackwell Holdings, LLC (Lost Hills Blackwell)	First Solar, Inc. (First Solar) April 15, 2015	35	Kern County, California	51%	(b)	April 17, 2015	City of Roseville, California/Pacific Gas and Electric Company	29 years	$74	(c)

NS Solar Holdings, LLC (North Star)	First Solar April 30, 2015	61	Fresno County, California	51%	(b)	June 20, 2015	Pacific Gas and Electric Company	20 years	$211	(d)

Tranquillity	Recurrent Energy, LLC August 28, 2015	204	Fresno County, California	51%	(b)	Fourth quarter 2016	Shell Energy North America (US), LP/Southern California Edison Company	18 years	$100	(e)

Desert Stateline Holdings, LLC (Desert Stateline)	First Solar August 31, 2015	300	San Bernardino County, California	51%	(b)	8 Phases from December 2015 to Third quarter 2016	Southern California Edison Company	20 years	$439	(f)

GASNA 31P, LLC (Morelos)	Solar Frontier Americas Holding, LLC October 22, 2015	15	Kern County, California	90%		Fourth quarter 2015	Pacific Gas and Electric Company	20 years	$45	(g)
(a) On February 24, 2015 and September 4, 2015, Southern Power entered into agreements to acquire Kay Wind, LLC and Grant Wind, LLC, respectively. The completion of each acquisition is subject to the seller achieving certain construction and project milestones, as well as various other customary conditions to closing. Each acquisition is expected to close at or near the expected commercial operation date. In

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

addition, the final purchase price may be adjusted based on performance testing as specified in the applicable purchase agreement. The Grant Wind, LLC purchase price includes contingent consideration. The ultimate outcome of this matter cannot be determined at this time.
(b) Southern Power owns 100% of the class A membership interests and a wholly-owned subsidiary of the seller owns 100% of the class B membership interests. Southern Power and the class B member are entitled to 51% and 49%, respectively, of all cash distributions from the respective project. In addition, Southern Power is entitled to substantially all of the federal tax benefits with respect to the respective transaction.
(c) Concurrently, a wholly-owned subsidiary of First Solar acquired 100% of the class B membership interests for approximately $33 million. The fair values of the assets acquired through the business combination were recorded as follows: $98 million as property, plant, and equipment and $9 million as a receivable related to transmission interconnection costs; however, the allocation of the purchase price to individual assets has not been finalized.
(d) Concurrently, a wholly-owned subsidiary of First Solar acquired 100% of the class B membership interests for approximately $100 million. The fair values of the assets acquired through the business combination were recorded as follows: $266 million as property, plant, and equipment, $24 million as an intangible asset, and $21 million as a receivable related to transmission interconnection costs; however, the allocation of the purchase price to individual assets has not been finalized.
(e) Concurrently, a wholly-owned subsidiary of Recurrent Energy, LLC converted all its membership interests to 100% of the class B membership interests of Tranquillity after contributing approximately $157 million of assets and receiving an initial distribution of $100 million. The fair values of the assets acquired were recorded as follows: $170 million as CWIP, $24 million as other receivables, and $37 million as payables; however, the allocation of the purchase price to individual assets has not been finalized. Subsequent to the acquisition, Southern Power and Recurrent Energy, LLC are expected to make additional construction payments of approximately $215 million and $106 million, respectively. The ultimate outcome of this matter cannot be determined at this time.
(f) Concurrently, a wholly-owned subsidiary of First Solar acquired 100% of the class B membership interests for approximately $223 million. As of September 30, 2015, the fair values of the assets acquired, which includes Southern Power's and First Solar's initial payments due under the related construction agreement, were recorded as follows: $413 million as CWIP and $249 million as an intangible asset; however, the allocation of the purchase price to individual assets has not been finalized. The intangible asset consists of an acquired PPA that will be amortized over its 20-year term. The estimated amortization for future periods is approximately $6.2 million in 2016, $12.5 million per year for 2017 through 2020, and $192.8 million thereafter. Southern Power's and First Solar's remaining combined future payments, including construction payments, are estimated to be between $827 million to $844 million. The ultimate outcome of this matter cannot be determined at this time.
(g) On October 22, 2015, SRE and Turner Renewable Energy, LLC (TRE), through Southern Turner Renewable Energy, LLC, a jointly-owned subsidiary owned 90% by SRE, acquired all of the outstanding membership interests of Morelos. The total purchase price, including TRE's 10% ownership, is approximately $50 million.
Construction Projects
In December 2014, Southern Power Company announced plans to build a solar photovoltaic facility, and during 2015, Southern Power Company acquired all the outstanding membership interests of five separate solar project development entities. The construction projects are in accordance with Southern Power's overall growth strategy and included in its capital program estimates for 2015. The total cost of construction incurred for these projects through September 30, 2015 was $299 million. The ultimate outcome of these matters cannot be determined at this time.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Southern Power Company's construction projects, excluding the Tranquillity and Desert Stateline construction projects discussed above, are detailed in the table below:

Solar Project	Seller	Approx. Nameplate Capacity	County Location in Georgia	Expected Commercial Operation Date	PPA Counterparties for Entire Plant Output	PPA Contract Period	Estimated Construction Cost
		(MW)					(in millions)
Taylor County	N/A	146	Taylor	Fourth quarter 2016	Cobb, Flint, and Sawnee Electric Membership Corporations	25 years	$260	-	$280
Decatur Parkway	TradeWind Energy, Inc.	84	Decatur	December 2015	Georgia Power(a)	25 years	$170	-	$173	(c)
Decatur County	TradeWind Energy, Inc.	20	Decatur	December 2015	Georgia Power(b)	20 years	$45	-	$47	(c)
Butler	CERSM, LLC and Community Energy, Inc.	103	Taylor	December 2016	Georgia Power(b)	30 years	$220	-	$230	(c)
Pawpaw	Longview Solar, LLC	30	Taylor	December 2015	Georgia Power(a)	30 years	$70	-	$80	(c)
Butler Solar Farm	Strata Solar Development, LLC	20	Taylor	December 2015	Georgia Power(b)	20 years	$42	-	$48	(c)

(a)	Approved by the FERC subsequent to September 30, 2015.

(b)	Subject to FERC approval.

(c)	Includes the acquisition price of all outstanding membership interests.
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
Taking into account the PPAs and capacity from the acquisitions and construction projects discussed herein, together with various new PPAs relating to Southern Power's existing fleet, the coverage ratio of its available capacity for the next five years and the next 10 years has not changed materially as of September 30, 2015 from the period ended December 31, 2014.
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
On February 18, 2015, the FASB issued Accounting Standards Update (ASU) 2015-02, Amendments to the Consolidation Analysis, which makes certain changes to both the variable interest model and the voting model, including changes to the identification of variable interests, the variable interest entity characteristics for a limited partnership or similar entity, and the primary beneficiary determination. This ASU is effective for fiscal years beginning after December 15, 2015. Southern Power continues to evaluate these requirements. The ultimate impact of this ASU has not yet been determined.
On April 7, 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted and Southern Power intends to adopt the ASU in the fourth quarter 2015. The ASU is required to be applied retrospectively to all periods presented beginning in the year of adoption. Southern Power currently reflects

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

unamortized debt issuance costs in other deferred charges and assets – non-affiliated on its balance sheet. Upon adoption, the reclassification will not have a material impact on the results of operations, financial position, or cash flows of Southern Power.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Power's financial condition remained stable at September 30, 2015. Southern Power intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements as needed to meet future capital and liquidity needs. See "Sources of Capital" herein for additional information on lines of credit.
Net cash provided from operating activities totaled $609 million for the first nine months of 2015, compared to $371 million for the first nine months of 2014. The increase in cash provided from operating activities was primarily due to an increase in income tax benefits received and increased revenues from new PPAs, including solar. Net cash used for investing activities totaled $1.45 billion for the first nine months of 2015 primarily due to the Lost Hills Blackwell, North Star, Tranquillity, and Desert Stateline acquisitions and expenditures related to the construction of new solar facilities. Net cash provided from financing activities totaled $931 million for the first nine months of 2015 primarily due to the issuance of additional senior notes in May 2015, and a 13-month bank loan in August 2015. Fluctuations in cash flow from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2015 include a $966 million increase in CWIP, a $238 million increase in plant in service, and a $271 million increase in other intangible assets, primarily due to the acquisition and construction of new solar facilities. Other significant changes include an increase in long-term debt of $647 million primarily as a result of the issuance of senior notes in May 2015 and an increase in noncontrolling interests of $430 million primarily due to contributions made by the class B members for their shares of the related acquisitions. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Acquisitions" herein for additional information.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Power in Item 7 of the Form 10-K for a description of Southern Power's capital requirements for its construction program, scheduled maturities of long-term debt, as well as the related interest, leases, derivative obligations, purchase commitments, and unrecognized tax benefits. Approximately $400 million will be required to repay long-term debt due September 28, 2016. There are no other scheduled maturities of long-term debt through September 30, 2016.
The capital program is subject to periodic review and revision. These amounts include estimates for potential plant acquisitions and new construction as well as ongoing capital improvements and work to be performed under long-term service agreements. Planned expenditures for plant acquisitions may vary materially due to market opportunities and Southern Power's ability to execute its growth strategy. Capital expenditures of Southern Power are currently estimated to be approximately $2.3 billion for 2015, which includes approximately $2.2 billion for acquisitions and/or construction of new generating facilities. See Note (I) to the Condensed Financial Statements herein for additional information. Actual capital costs may vary from these estimates because of changes in factors such as business conditions; environmental statutes and regulations; FERC rules and regulations; load projections; legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital.
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
Southern Power's current liabilities sometimes exceed current assets due to the use of short-term debt as a funding source, as well as cash needs, which can fluctuate significantly due to the seasonality of the business. In 2015, Southern Power has utilized the capital markets and banks to issue additional senior notes and bank term loans, respectively, and expects to utilize the capital markets, bank term loans, and commercial paper markets, as the source of funds for the majority of its maturities and to meet short-term liquidity needs, including funding acquisition and construction costs.
To meet liquidity and capital resource requirements, Southern Power had at September 30, 2015 cash and cash equivalents of approximately $161 million. In August 2015, Southern Power Company amended and restated its committed credit facility (Facility), which, among other things, extended the maturity date from 2018 to 2020. Southern Power Company increased its borrowing ability under this Facility to $600 million from $500 million. As of September 30, 2015, $567 million was unused.
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
In connection with the construction by Tranquillity of a solar facility in California, RE Tranquillity LLC, an indirect subsidiary of Southern Power Company, entered into the Tranquillity Credit Agreement which is non-recourse to Southern Power Company. The Tranquillity Credit Agreement provides (a) a senior secured construction loan credit facility of up to $86 million, (b) a senior secured bridge loan facility of up to $172 million, and (c) a senior secured letter of credit facility to issue up to $77 million under one or more letters of credit. All three facilities are secured by the membership interests of the project companies held by Tranquillity and are expected to mature on the earlier of the commercial operation date or December 31, 2016. Proceeds from the Tranquillity Credit Agreement are being used to finance project costs related to Tranquillity's solar facility currently under construction. As of September 30, 2015, the entire amount of the Tranquillity Credit Agreement was unused.
Southern Power Company's commercial paper program is used to finance acquisition and construction costs related to electric generating facilities and for general corporate purposes, including maturing debt. Commercial paper was used to partially fund the maturity of long-term debt in July 2015.
Details of short-term borrowings were as follows:

	Commercial Paper at the End of the Period		Commercial Paper During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
September 30, 2015:	$213	0.5%	$281	0.5%	$385

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2015.

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
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and/or Baa2, or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, energy price risk management, and transmission.
The maximum potential collateral requirements under these contracts at September 30, 2015 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and/or Baa2	$11
At BBB- and/or Baa3	334
Below BBB- and/or Baa3	1,077
Included in these amounts are certain agreements that could require collateral in the event that one or more power pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, a credit rating downgrade could impact the ability of Southern Power to access capital markets, and would be likely to impact the cost at which it does so.
In addition, Southern Power has a PPA that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power Company's credit. The PPA requires credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses, if any, resulting from a credit downgrade.
Financing Activities
In May 2015, Southern Power Company issued $350 million aggregate principal amount of Series 2015A 1.500% Senior Notes due June 1, 2018 and $300 million aggregate principal amount of Series 2015B 2.375% Senior Notes due June 1, 2020. The proceeds were used to repay a portion of its outstanding short-term indebtedness, for other general corporate purposes, including Southern Power's growth strategy and continuous construction program, and for a portion of the repayment at maturity of $525 million aggregate principal amount of Southern Power Company's 4.875% Senior Notes on July 15, 2015.
In August 2015, Southern Power Company entered into a $400 million aggregate principal amount 13-month floating rate bank loan bearing interest based on one-month LIBOR. The proceeds were used for working capital and other general corporate purposes, including Southern Power's growth strategy and continuous construction program.
During the nine months ended September 30, 2015, Southern Power prepaid $2.6 million of long-term debt to TRE.
Subsequent to September 30, 2015, RE Tranquillity LLC borrowed approximately $37 million of construction loans pursuant to the Tranquillity Credit Agreement at a floating rate based on one-month LIBOR. In addition, RE Tranquillity LLC issued $51 million of letters of credit.
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
The condensed quarterly financial statements of each registrant included herein have been prepared by such registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2014 have been derived from the audited financial statements of each registrant. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended September 30, 2015 and 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

continue to evaluate the requirements of ASC 606. The ultimate impact of the new standard has not yet been determined.
On February 18, 2015, the FASB issued Accounting Standards Update (ASU) 2015-02, Amendments to the Consolidation Analysis, which makes certain changes to both the variable interest model and the voting model, including changes to the identification of variable interests, the variable interest entity characteristics for a limited partnership or similar entity, and the primary beneficiary determination. This ASU is effective for fiscal years beginning after December 15, 2015. Southern Power continues to evaluate these requirements. The ultimate impact of this ASU on Southern Power has not yet been determined.
On April 7, 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted and each registrant intends to adopt the ASU in the fourth quarter 2015. The ASU is required to be applied retrospectively to all periods presented beginning in the year of adoption. Southern Company currently reflects unamortized debt issuance costs in unamortized debt issuance expense on its balance sheet. The traditional operating companies and Southern Power currently reflect unamortized debt issuance costs in other deferred charges and assets on their balance sheets. Upon adoption, the reclassification will not have a material impact on the results of operations, financial position, or cash flows of any registrant.
Asset Retirement Obligations
See Note 1 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power under "Asset Retirement Obligations and Other Costs of Removal" in Item 8 of the Form 10-K for additional information regarding the EPA's regulation of CCR.
On April 17, 2015, the EPA published the Disposal of Coal Combustion Residuals from Electric Utilities final rule (CCR Rule) in the Federal Register, which became effective on October 19, 2015. Therefore, Alabama Power, Gulf Power, and Mississippi Power recorded new asset retirement obligations (ARO) for facilities that are subject to the CCR Rule. Georgia Power had previously recorded AROs as a result of state requirements in Georgia which closely align with the requirements of the CCR Rule.
The cost estimates below are based on information as of September 30, 2015 using various assumptions related to closure and post-closure costs, timing of future cash outlays, inflation and discount rates, and the potential methods for complying with the CCR Rule requirements for closure in place. As further analysis is performed, including evaluation of the expected method of compliance, refinement of assumptions underlying the cost estimates, such as the quantities of CCR at each site, and the determination of timing, including the potential for closing ash ponds prior to the end of their currently anticipated useful life, the traditional operating companies expect to continue to periodically update these estimates.
As of September 30, 2015, details of the AROs, including those related to the CCR Rule, included in Southern Company's and the traditional operating companies' Condensed Balance Sheets herein were as follows:

	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
Balance at beginning of year	$2,201	$829	$1,255	$17	$48
Liabilities incurred	644	402	—	101	97
Liabilities settled	(19)	(1)	(18)	—	—
Accretion	83	38	42	1	2
Cash flow revisions	214	20	193	3	25
Balance at end of period	$3,123	$1,288	$1,472	$122	$172

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The increases in liabilities incurred and cash flow revisions for the nine months ended September 30, 2015 primarily relate to an increase in AROs associated with facilities impacted by the CCR Rule.
In connection with permitting activity in the third quarter 2015 related to the coal ash pond at the retired Plant Scholz facility, Gulf Power recorded additional AROs of $30 million.

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
AGL Resources Merger Litigation
AGL Resources and each member of the AGL Resources board of directors have been named as defendants in four purported shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia in September and October 2015. These actions were filed on behalf of named plaintiffs and other AGL Resources shareholders challenging the Merger and seeking, among other things, preliminary and permanent injunctive relief enjoining the Merger, and, in certain circumstances, damages. Southern Company and Merger Sub were also named as defendants in two of these lawsuits. Southern Company intends to vigorously defend these suits. Southern Company does not believe these suits will impact the completion of the Merger, and they are not expected to have a material impact on Southern Company's financial statements. However, the ultimate outcome of these matters cannot be determined at this time. See Note (I) under "Southern Company – Proposed Merger with AGL Resources" herein for additional information regarding the Merger.
Environmental Matters
New Source Review Actions
As part of a nationwide enforcement initiative against the electric utility industry which began in 1999, the EPA brought civil enforcement actions in federal district court against Alabama Power and Georgia Power alleging violations of the New Source Review (NSR) provisions of the Clean Air Act at certain coal-fired electric generating units, including units co-owned by Gulf Power and Mississippi Power. The case against Georgia Power (including claims related to a unit co-owned by Gulf Power) has been administratively closed in the U.S. District Court for the Northern District of Georgia since 2001. The case against Alabama Power (including claims involving a unit co-owned by Mississippi Power) was partially settled in 2006 through a consent decree with the EPA. On August 24, 2015, the U.S. District Court for the Northern District of Alabama entered an order approving the joint stipulation among Alabama Power, the EPA, and the U.S. Department of Justice modifying the 2006 consent decree to resolve all remaining claims in the case against Alabama Power. Under the modified consent decree, Alabama Power will, without admitting liability, operate certain units subject to emission rates and an annual emissions cap; use only

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

natural gas at certain other units, including a unit co-owned by Mississippi Power; retire certain units at Plants Gorgas and Barry; pay a $100,000 civil penalty; and invest $1.5 million in electric transportation infrastructure projects over three years.
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
Georgia Power's environmental remediation liability as of September 30, 2015 was $29 million. Georgia Power has been designated or identified as a potentially responsible party (PRP) at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), including a site in Brunswick, Georgia on the CERCLA National Priorities List. The PRPs at the Brunswick site have completed a removal action as ordered by the EPA. Additional response actions at this site are anticipated. In September 2015, Georgia Power entered into an allocation agreement with another PRP, under which that PRP will be responsible (as between Georgia Power and that PRP) for paying and performing certain investigation, assessment, remediation, and other incidental activities at the Brunswick site. Assessment and potential cleanup of other sites are anticipated.
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
In addition to the EPA's action at this site, Georgia Power, along with many other parties, was sued in a private action by several existing PRPs for cost recovery related to the removal action. In 2013, the U.S. District Court for the Eastern District of North Carolina Western Division ruled that Georgia Power has no liability in the private action and, on March 20, 2015, the U.S. Court of Appeals for the Fourth Circuit affirmed the lower court's ruling. Therefore, the private action is now concluded. While the EPA has not withdrawn the UAO, Georgia Power believes it is unlikely that the EPA would pursue any claims against Georgia Power for this matter given the conclusion of this private action.
See Note 1 to the financial statements of Georgia Power under "Environmental Remediation Recovery" in Item 8 of the Form 10-K for additional information regarding the regulatory treatment for environmental remediation expenditures.
Gulf Power's environmental remediation liability includes estimated costs of environmental remediation projects of approximately $46 million as of September 30, 2015. These estimated costs primarily relate to site closure criteria by the Florida Department of Environmental Protection (FDEP) for potential impacts to soil and groundwater from herbicide applications at Gulf Power substations. The schedule for completion of the remediation projects is subject to FDEP approval. The projects have been approved by the Florida PSC for recovery through Gulf Power's environmental cost recovery clause; therefore, these liabilities have no impact on net income.
In 2003, Mississippi Power and numerous other entities were designated by the Texas Commission on Environmental Quality (TCEQ) as PRPs at a site that was owned by an electric transformer company that handled Mississippi Power's transformers. The TCEQ approved the final site remediation plan in 2013 and, in March 2014, the impacted utilities, including Mississippi Power, agreed to commence remediation actions on the site. Mississippi

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Power's environmental remediation liability was $0.3 million as of September 30, 2015 and is expected to be recovered through the ECO Plan.
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
In December 2014, the Court of Federal Claims entered a judgment in favor of Georgia Power and Alabama Power in the second spent nuclear fuel lawsuit seeking damages for the period from January 1, 2005 through December 31, 2010. On March 19, 2015, Georgia Power recovered approximately $18 million, based on its ownership interests, and Alabama Power recovered approximately $26 million. In March 2015, Georgia Power credited the award to accounts where the original costs were charged and reduced rate base, fuel, and cost of service for the benefit of customers. Alabama Power expects its portion of the damage amounts collected to be used for the benefit of customers.
In March 2014, Alabama Power and Georgia Power filed additional lawsuits against the U.S. government for the costs of continuing to store spent nuclear fuel at Plants Farley and Hatch and Plant Vogtle Units 1 and 2 for the period from January 1, 2011 through December 31, 2013. The damage period was subsequently extended to December 31, 2014. Damages will continue to accumulate until the issue is resolved or storage is provided. No amounts have been recognized in the financial statements as of September 30, 2015 for any potential recoveries from the additional lawsuits.
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
Under a 2014 settlement agreement, an adjustment to Mississippi Power's wholesale revenue requirement was allowed in the event the Kemper IGCC, or any substantial portion thereof, was placed in service before or after December 1, 2014. Therefore, Mississippi Power has recorded a regulatory asset as a result of a portion of the Kemper IGCC being placed in service prior to the projected date and is amortizing this regulatory asset over the nine months ending December 31, 2015.
On May 13, 2015, the FERC accepted a settlement agreement between Mississippi Power and its wholesale customers to forgo a Municipal and Rural Associations (MRA) cost-based electric tariff increase by, among other things, increasing the accrual of AFUDC and lowering the portion of CWIP in rate base, effective April 1, 2015. The

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

additional resulting AFUDC is estimated to be approximately $13 million annually, of which $10 million relates to the Kemper IGCC.
Fuel Cost Recovery
Mississippi Power has a wholesale MRA and a Market Based (MB) fuel cost recovery factor and a wholesale MRA emissions cost recovery factor. At September 30, 2015, the amount of over-recovered wholesale MRA fuel costs included in the balance sheets was $14 million compared to $0.2 million at December 31, 2014. See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
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
Retail Regulatory Matters
Alabama Power
See Note 3 to the financial statements of Southern Company and Alabama Power under "Retail Regulatory Matters – Alabama Power" and "Retail Regulatory Matters," respectively, in Item 8 of the Form 10-K for additional information regarding Alabama Power's recovery of retail costs through various regulatory clauses and accounting orders. The recovery balance of each regulatory clause follows:

Regulatory Clause	Balance Sheet Line Item	September 30, 2015	December 31, 2014
		(in millions)
Rate CNP Compliance* – Under	Deferred under recovered regulatory clause revenues	$—	$2
	Under recovered regulatory clause revenues, current	38	47
Rate CNP PPA – Under	Deferred under recovered regulatory clause revenues	66	29
	Under recovered regulatory clause revenues, current	30	27
Retail Energy Cost Recovery – Over	Deferred over recovered regulatory clause revenues	128	47
Natural Disaster Reserve	Other regulatory liabilities, deferred	76	84

*	Formerly Known As Rate CNP Environmental
Rate CNP
See Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Alabama Power – Rate CNP" and " – Non-Environmental Federal Mandated Costs Accounting Order" and of Alabama Power under "Retail Regulatory Matters – Rate CNP" and " – Non-Environmental Federal Mandated Costs Accounting Order" in

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Item 8 of the Form 10-K for additional information regarding Alabama Power's development of a revised cost recovery mechanism and the NPNS exception for wind PPAs.
On March 3, 2015, the Alabama PSC approved a modification to Rate CNP Environmental to include compliance costs for both environmental and non-environmental mandates. The recoverable non-environmental compliance costs result from laws, regulations, and other mandates directed at the utility industry involving the security, reliability, safety, sustainability, or similar considerations impacting Alabama Power's facilities or operations. This modification to Rate CNP Environmental was effective March 20, 2015 with the revised rate now defined as Rate CNP Compliance. Alabama Power incurred $50 million of non-environmental compliance costs during the first nine months of 2015 and will be limited to recovery of $50 million for the year. Customer rates will not be impacted before January 2016; therefore, the modification will increase the under recovered position for Rate CNP Compliance during 2015.
On August 14, 2015, the FASB issued ASU 2015-13, allowing the NPNS exception for physical forward transactions in nodal energy markets, consistent with the manner in which Alabama Power currently accounts for its two wind PPAs. The new accounting guidance will have no impact on Southern Company's or Alabama Power's financial statements.
Environmental Accounting Order
In April 2015, as part of its environmental compliance strategy, Alabama Power retired Plant Gorgas Units 6 and 7. These units represented 200 MWs of Alabama Power's approximately 12,200 MWs of generating capacity. Additionally, in April 2015, Alabama Power ceased using coal at Plant Barry Units 1 and 2 (250 MWs), but such units will remain available on a limited basis with natural gas as the fuel source. No later than April 2016, Alabama Power expects to cease using coal at Plant Greene County Units 1 and 2 (300 MWs) and begin operating those units solely on natural gas. On August 24, 2015, the U.S. District Court for the Northern District of Alabama entered an order approving the NSR joint stipulation. In accordance with the joint stipulation, Alabama Power retired Plant Barry Unit 3 (225 MWs) and it is no longer available for generation. See "Environmental Matters – New Source Review Actions" herein for additional information regarding the NSR actions.
In accordance with an accounting order from the Alabama PSC, Alabama Power transferred the unrecovered plant asset balances to a regulatory asset at their respective retirement dates. The regulatory asset will be amortized over the remaining useful lives, as established prior to the decision for retirement, and recovered through Rate CNP. As a result, these decisions will not have a significant impact on Southern Company's or Alabama Power's financial statements.
Georgia Power
Rate Plans
See Note 3 to the financial statements of Southern Company and Georgia Power under "Retail Regulatory Matters – Georgia Power – Rate Plans" and "Retail Regulatory Matters – Rate Plans," respectively, in Item 8 of the Form 10-K for additional information.
In accordance with the terms of the 2013 ARP, on October 2, 2015, Georgia Power filed the following tariff adjustments with the Georgia PSC to become effective January 1, 2016 pending its approval:

•	increase in traditional base tariffs by approximately $49 million;

•	increase in the environmental compliance cost recovery tariff by approximately $75 million;

•	increase in the demand-side management tariffs by approximately $7 million; and

•	increase in the municipal franchise fee tariff by approximately $13 million.
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
To comply with the April 16, 2015 effective date of the MATS rule, Plant Branch Units 1, 3, and 4 (1,266 MWs), Plant Yates Units 1 through 5 (579 MWs), and Plant McManus Units 1 and 2 (122 MWs) were retired on April 15, 2015. In addition, operations were discontinued at Plant Mitchell Unit 3 (155 MWs) and its decertification will be requested in connection with the triennial Integrated Resource Plan in 2016. The switch to natural gas as the primary fuel is complete at Plant Yates Units 7 and 6 and the units were returned to service on May 4, 2015 and June 27, 2015, respectively. On October 13, 2015, Plant Kraft Units 1 through 4 (316 MWs) were retired.
Fuel Cost Recovery
See Note 3 to the financial statements of Southern Company and Georgia Power under "Retail Regulatory Matters – Georgia Power – Fuel Cost Recovery" and "Retail Regulatory Matters – Fuel Cost Recovery," respectively, in Item 8 of the Form 10-K for additional information.
As of September 30, 2015 and December 31, 2014, Georgia Power's under recovered fuel balance totaled $41 million and $199 million, respectively. For September 30, 2015 and December 31, 2014, the balance is included in current assets and current assets and other deferred charges and assets, respectively, on Southern Company's and Georgia Power's Condensed Balance Sheets herein. On September 18, 2015, Georgia Power filed a rate request with the Georgia PSC to lower total annual billings by approximately $268 million effective January 1, 2016. The Georgia PSC is scheduled to vote on this matter on December 15, 2015. The ultimate outcome of this matter cannot be determined at this time.
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
In 2008, Georgia Power, acting for itself and as agent for the Vogtle Owners, entered into an agreement (Vogtle 3 and 4 Agreement) with the Contractor, pursuant to which the Contractor agreed to design, engineer, procure, construct, and test Plant Vogtle Units 3 and 4. Current anticipated in-service dates for Plant Vogtle Units 3 and 4 are the second quarter 2019 and the second quarter 2020, respectively.
Under the terms of the Vogtle 3 and 4 Agreement, the Vogtle Owners agreed to pay a purchase price that is subject to certain price escalations and adjustments, including fixed escalation amounts and index-based adjustments, as well as adjustments for change orders, and performance bonuses for early completion and unit performance. The Vogtle 3 and 4 Agreement also provides for liquidated damages upon the Contractor's failure to fulfill the schedule and performance guarantees, subject to a cap. In addition, the Vogtle 3 and 4 Agreement provides for limited cost sharing by the Vogtle Owners for Contractor costs under certain conditions (which have not occurred), with maximum additional capital costs under this provision attributable to Georgia Power (based on Georgia Power's ownership interest) of approximately $114 million. Each Vogtle Owner is severally (and not jointly) liable for its proportionate share, based on its ownership interest, of all amounts owed to the Contractor under the Vogtle 3 and 4 Agreement. Georgia Power's proportionate share is 45.7%.
Certain payment obligations of Westinghouse and CB&I Stone & Webster, Inc. (S&W) (formerly known as Stone & Webster, Inc.) under the Vogtle 3 and 4 Agreement are guaranteed by Toshiba Corporation (Toshiba) and The Shaw

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Group Inc. (Shaw Group) (a subsidiary of Chicago Bridge & Iron Company, N.V. (CB&I)), respectively. In the event of certain credit rating downgrades of any Vogtle Owner, such Vogtle Owner will be required to provide a letter of credit or other credit enhancement. The Vogtle Owners may terminate the Vogtle 3 and 4 Agreement at any time for their convenience, provided that the Vogtle Owners will be required to pay certain termination costs. The Contractor may terminate the Vogtle 3 and 4 Agreement under certain circumstances, including certain Vogtle Owner suspension or delays of work, action by a governmental authority to permanently stop work, certain breaches of the Vogtle 3 and 4 Agreement by the Vogtle Owners, Vogtle Owner insolvency, and certain other events.
In 2009, the NRC issued an Early Site Permit and Limited Work Authorization which allowed limited work to begin on Plant Vogtle Units 3 and 4. The NRC certified the Westinghouse Design Control Document, as amended (DCD), for the AP1000 nuclear reactor design, in late 2011, and issued combined construction and operating licenses (COLs) in early 2012. Receipt of the COLs allowed full construction to begin. There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4, at the federal and state level, and additional challenges may arise as construction proceeds.
In 2012, the Vogtle Owners and the Contractor began negotiations regarding the costs associated with design changes to the DCD and the delays in the timing of approval of the DCD and issuance of the COLs, including the assertion by the Contractor that the Vogtle Owners are responsible for these costs under the terms of the Vogtle 3 and 4 Agreement. Also in 2012, Georgia Power and the other Vogtle Owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia seeking a declaratory judgment that the Vogtle Owners are not responsible for these costs. In 2012, the Contractor also filed suit against Georgia Power and the other Vogtle Owners in the U.S. District Court for the District of Columbia alleging the Vogtle Owners are responsible for these costs. The Contractor also asserted it is entitled to extensions of the guaranteed substantial completion dates of April 2016 and April 2017 for Plant Vogtle Units 3 and 4, respectively. In May 2014, the Contractor filed an amended counterclaim to the suit pending in the U.S. District Court for the Southern District of Georgia alleging that (i) the design changes to the DCD imposed by the NRC delayed module production and the impacts to the Contractor are recoverable by the Contractor under the Vogtle 3 and 4 Agreement and (ii) the changes to the basemat rebar design required by the NRC caused additional costs and delays recoverable by the Contractor under the Vogtle 3 and 4 Agreement. On March 10, 2015, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the decision of the U.S. District Court for the District of Columbia, which had dismissed the Contractor's suit, ruling that the proper venue is the U.S. District Court for the Southern District of Georgia. The case is pending in the U.S. District Court for the Southern District of Georgia (Vogtle Construction Litigation). The portion of additional costs claimed by the Contractor in its initial complaint that would be attributable to Georgia Power (based on Georgia Power's ownership interest) is approximately $425 million in 2008 dollars (approximately $591 million in 2015 dollars). The Contractor did not specify in its amended counterclaim the amounts relating to these new allegations; however, the Contractor subsequently asserted estimated minimum damages related to the amended counterclaim (based on Georgia Power's ownership interest) of approximately $113 million in 2014 dollars (approximately $118 million in 2015 dollars). In June 2015, the Contractor updated its estimated damages under the initial complaint and the amended counterclaim to an aggregate (based on Georgia Power's ownership interest) of approximately $714 million (in 2015 dollars).
On October 27, 2015, Westinghouse and CB&I announced an agreement under which Westinghouse or one of its affiliates will acquire S&W from CB&I, subject to satisfaction of certain conditions to closing. In addition, on October 27, 2015, Westinghouse and the Vogtle Owners entered into a term sheet (Term Sheet) setting forth the terms of a settlement agreement to resolve disputes between the Vogtle Owners and the Contractor under the Vogtle 3 and 4 Agreement, including the Vogtle Construction Litigation.
In accordance with the Term Sheet: (i) the Vogtle Owners and the Contractor will enter into mutual releases of all open claims which have been asserted, including any potential extension of such open claims, as well as future claims based on events occurring prior to the effective date of the release that potentially could have been asserted under the original terms of the Vogtle 3 and 4 Agreement, including the Vogtle Construction Litigation, which will be dismissed with prejudice; (ii) the Vogtle 3 and 4 Agreement will be amended to restrict the Contractor's ability to seek further increases in the contract price by clarifying and limiting the circumstances that constitute nuclear

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

regulatory changes in law; (iii) enhanced dispute resolution procedures will be implemented; (iv) the guaranteed substantial completion dates under the Vogtle 3 and 4 Agreement will be revised to match the current estimated in-service dates of June 30, 2019 for Unit 3 and June 30, 2020 for Unit 4 (as discussed below); (v) delay liquidated damages will now commence from the current estimated nuclear fuel loading date for each unit, which is December 31, 2018 for Unit 3 and December 31, 2019 for Unit 4, rather than the original guaranteed substantial completion dates under the Vogtle 3 and 4 Agreement; and (vi) Georgia Power, based on its ownership interest, will pay to the Contractor and capitalize to the project cost approximately $350 million, of which approximately $120 million has been paid previously under the dispute resolution procedures of the Vogtle 3 and 4 Agreement. In addition, the Vogtle Owners and the Contractor resolved other open existing items relating to the scope of the project under the Vogtle 3 and 4 Agreement, including cyber security, for which costs were reflected in Georgia Power's previously disclosed in-service cost estimate. Further, as part of the proposed settlement and in connection with Westinghouse's proposed acquisition of S&W: (i) the Vogtle Owners will terminate the parent guarantee of Shaw Group with respect to certain obligations of S&W, subject to obtaining the consent of the DOE under loan guarantee agreements relating to Plant Vogtle Units 3 and 4, while the parent guarantee of Toshiba with respect to certain obligations of Westinghouse will remain in place; (ii) Westinghouse will make provisions to engage Fluor Enterprises, Inc., a subsidiary of Fluor Corporation, as a new construction subcontractor; and (iii) the Vogtle Owners, CB&I, and Shaw Group also will enter into mutual releases of any and all claims against each other arising out of the construction of Plant Vogtle Units 3 and 4.
The settlement of the pending disputes between the Vogtle Owners and the Contractor, including the Vogtle Construction Litigation, is subject to consummation of Westinghouse's proposed acquisition of S&W. If this proposed acquisition is not completed, the Vogtle Construction Litigation will continue and the Contractor may from time to time continue to assert that it is entitled to additional payments with respect to its allegations, any of which could be substantial.
Georgia Power will submit the ultimate settlement agreement terms and the related amendments to the Vogtle 3 and 4 Agreement to the Georgia PSC for its review.
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
On April 15, 2015, the Georgia PSC issued a procedural order in connection with the twelfth VCM report, which included a requested amendment (Requested Amendment) to the Plant Vogtle Units 3 and 4 certificate to reflect the Contractor's revised forecast for completion of Plant Vogtle Units 3 and 4 (second quarter of 2019 and second quarter of 2020, respectively) as well as additional estimated owner-related costs, which include approximately $10 million per month, including property taxes, oversight costs, compliance costs, and other operational readiness costs to include the estimated owner's costs associated with the proposed 18-month Contractor delay and to increase the estimated total in-service capital cost of Plant Vogtle Units 3 and 4 to $5.0 billion. Pursuant to this order, the Georgia PSC deemed the Requested Amendment unnecessary and withdrawn until the completion of construction of Plant Vogtle Unit 3 consistent with the 2013 Stipulation. The Georgia PSC recognized that the certified cost and the 2013 Stipulation do not constitute a cost recovery cap. In accordance with the Georgia Integrated Resource Planning Act, any costs incurred by Georgia Power in excess of the certified amount will be included in rate base, provided Georgia Power shows the costs to be reasonable and prudent. Financing costs up to the certified amount will be collected through the NCCR tariff until the units are placed in service, while financing costs on any construction-related costs in excess of the $4.4 billion certified amount are expected to be recovered through AFUDC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The Georgia PSC has approved twelve VCM reports covering the periods through December 31, 2014, including construction capital costs incurred, which through that date totaled $3.0 billion. On August 28, 2015, Georgia Power filed its thirteenth VCM report with the Georgia PSC covering the period from January 1 through June 30, 2015, which requested approval for an additional $148 million of construction capital costs incurred during that period and reflected estimated financing costs during the construction period to total approximately $2.4 billion. Georgia Power will continue to incur financing costs of approximately $30 million per month until Plant Vogtle Units 3 and 4 are placed in service.
On October 30, 2015, Georgia Power filed to increase the NCCR tariff by approximately $19 million, effective January 1, 2016, pending Georgia PSC approval.
Processes are in place that are designed to assure compliance with the requirements specified in the DCD and the COLs, including inspections by Southern Nuclear and the NRC that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the NRC. Various design and other licensing-based compliance issues may arise as construction proceeds, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs either to the Vogtle Owners or the Contractor or to both.
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
Future claims by the Contractor or Georgia Power (on behalf of the Vogtle Owners) could arise throughout construction. These claims may be resolved through formal and informal dispute resolution procedures under the Vogtle 3 and 4 Agreement, but also may be resolved through litigation.
The ultimate outcome of these matters cannot be determined at this time.
Gulf Power
Retail Base Rate Case
See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Retail Base Rate Case" in Item 8 of the Form 10-K for additional information.
In December 2013, the Florida PSC approved a settlement agreement that provides Gulf Power may reduce depreciation expense and record a regulatory asset up to $62.5 million between January 2014 and June 2017. In any given month, such depreciation expense reduction may not exceed the amount necessary for the retail ROE, as reported to the Florida PSC monthly, to reach the midpoint of the authorized retail ROE range then in effect. For 2014 and the first nine months of 2015, Gulf Power recognized reductions in depreciation expense of $8.4 million and $20.5 million, respectively.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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

Recovery Clause	Balance Sheet Location	September 30, 2015	December 31, 2014
		(in millions)
Fuel Cost Recovery – Under	Under recovered regulatory clause revenues	$2	$40
Purchased Power Capacity Recovery – Over	Other regulatory liabilities, current	3	—
Environmental Cost Recovery - Over	Other regulatory liabilities, current	5	—
Environmental Cost Recovery – Under	Under recovered regulatory clause revenues	—	10
Energy Conservation Cost Recovery – Over	Other regulatory liabilities, current	3	—
Energy Conservation Cost Recovery – Under	Under recovered regulatory clause revenues	—	3
On November 2, 2015, the Florida PSC approved Gulf Power's annual rate clause request for its fuel, purchased power capacity, environmental, and energy conservation cost recovery factors for 2016. The net effect of the approved changes is a $49 million decrease in annual revenue for 2016. The decreased revenues will not have a significant impact on net income since most of the revenues will be offset by lower expenses.
Mississippi Power
2015 Rate Case
On May 15, 2015 and July 10, 2015, Mississippi Power filed alternative rate proposals related to recovery of Kemper IGCC-related costs with the Mississippi PSC. On August 13, 2015, the Mississippi PSC approved the implementation of interim rates designed to collect approximately $159 million annually. See "Integrated Coal Gasification Combined Cycle – Rate Recovery of Kemper IGCC Costs – 2015 Rate Case" herein for additional information.
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
On October 6, 2015, the Mississippi PSC approved Mississippi Power's request to continue a zero System Restoration Rider (SRR) rate for 2015 and to accrue approximately $3 million to the property damage reserve in 2015.
Environmental Compliance Overview Plan
See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters – Environmental Compliance Overview Plan" and "Other Matters – Sierra Club Settlement Agreement" in Item 8 of the Form 10-K for information on Mississippi Power's annual environmental filing with the Mississippi PSC and information on Plant Watson Units 4 and 5.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

In 2012, the Mississippi PSC approved Mississippi Power's request for a CPCN to construct scrubbers on Plant Daniel Units 1 and 2, which are scheduled to be placed in service in the fourth quarter 2015. These units are jointly owned by Mississippi Power and Gulf Power, with 50% ownership each. The estimated total cost of the project is approximately $660 million, with Mississippi Power's portion being $330 million, excluding AFUDC. Mississippi Power's portion of the cost is expected to be recovered through the ECO Plan following the scheduled completion of the project. As of September 30, 2015, total project expenditures were $626 million, of which Mississippi Power's portion was $320 million, excluding AFUDC of $32 million.
On February 25, 2015, Mississippi Power submitted its annual ECO filing for 2015, which indicated an annual increase in revenues of approximately $8 million. On February 27, 2015, the Mississippi PSC suspended the filing to allow it more time to review. The ultimate outcome of this matter cannot be determined at this time.
On April 16, 2015, the assets that supported coal generation at Plant Watson Units 4 and 5 were retired. The remaining net book value of these two units was approximately $32 million, excluding the reserve for cost of removal, and has been reclassified to other regulatory assets, deferred, on Mississippi Power's Condensed Balance Sheet herein in accordance with an accounting order from the Mississippi PSC. Mississippi Power expects to recover through its rates the remaining book value of the retired assets and certain costs, including unusable inventory, associated with the retirements; however, the ultimate method and timing of recovery will be considered by the Mississippi PSC in future rate proceedings.
Fuel Cost Recovery
See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters – Fuel Cost Recovery" in Item 8 of the Form 10-K for information regarding Mississippi Power's retail fuel cost recovery.
At September 30, 2015, the amount of over recovered retail fuel costs included on Mississippi Power's Condensed Balance Sheet herein was $44 million compared to under recovered retail fuel costs of $2 million at December 31, 2014.
Ad Valorem Tax Adjustment
See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters – Ad Valorem Tax Adjustment" in Item 8 of the Form 10-K for additional information.
On September 1, 2015, the Mississippi PSC approved Mississippi Power's annual ad valorem tax adjustment factor filing effective September 18, 2015, which requested an annual rate decrease of 0.35%, or $2 million in annual retail revenues, primarily due to a decrease in average millage rates.
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
The certificated cost estimate of the Kemper IGCC included in the 2012 MPSC CPCN Order was $2.4 billion, net of $245 million of grants awarded to the Kemper IGCC project by the DOE under the Clean Coal Power Initiative Round 2 (DOE Grants) and excluding the cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, and AFUDC related to the Kemper IGCC. The 2012 MPSC CPCN Order approved a construction cost cap of up to $2.88 billion, with recovery of prudently-incurred costs subject to approval by the Mississippi PSC. The Kemper IGCC was originally projected to be placed in service in May 2014. Mississippi Power placed the combined cycle and the associated common facilities portion of the Kemper IGCC in service using natural gas in August 2014 and continues to focus on completing the remainder of the Kemper IGCC, including the gasifier and the gas clean-up facilities, for which the in-service date is currently expected to occur in the first half of 2016. Recovery of the Kemper IGCC costs subject to the cost cap and the cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, AFUDC, and certain general exceptions, including change of law, force majeure, and beneficial capital (which exists when Mississippi Power demonstrates that the purpose and effect of the construction cost increase is to produce efficiencies that will result in a neutral or favorable effect on customers relative to the original proposal for the CPCN) (Cost Cap Exceptions) remains subject to review and approval by the Mississippi PSC. Mississippi Power's Kemper IGCC 2010 project estimate, current cost estimate (which includes the impacts of the Mississippi Supreme Court's (Court) decision), and actual costs incurred as of September 30, 2015, as adjusted for the Court's decision, are as follows:

Cost Category	2010 Project Estimate(f)	Current Estimate(a)	Actual Costs
	(in billions)
Plant Subject to Cost Cap(b)(g)	$2.40	$5.11	$4.66
Lignite Mine and Equipment	0.21	0.23	0.23
CO2 Pipeline Facilities	0.14	0.11	0.11
AFUDC(c)	0.17	0.66	0.55
Combined Cycle and Related Assets Placed in Service – Incremental(d)(g)	—	0.02	—
General Exceptions	0.05	0.10	0.08
Deferred Costs(e)(g)	—	0.20	0.17
Total Kemper IGCC	$2.97	$6.43	$5.80

(a)	Amounts in the Current Estimate reflect estimated costs through June 30, 2016.

(b)
The 2012 MPSC CPCN Order approved a construction cost cap of up to $2.88 billion, net of the DOE Grants and excluding the Cost Cap Exceptions. The Current Estimate and Actual Costs include non-incremental operating and maintenance costs related to the combined cycle and associated common facilities placed in service in August 2014 that are subject to the $2.88 billion cost cap and exclude post-in-service costs for the lignite mine. See "Rate Recovery of Kemper IGCC Costs – 2013 MPSC Rate Order" for additional information. The Current Estimate and Actual Costs reflect 100% of the costs of the Kemper IGCC. See note (g) for additional information.

(c)
Mississippi Power's original estimate included recovery of financing costs during construction rather than the accrual of AFUDC. This approach was not approved by the Mississippi PSC in 2012 as described in "Rate Recovery of Kemper IGCC Costs." The current estimate reflects the impact of a settlement agreement with the wholesale customers for cost-based rates under FERC's jurisdiction. See "FERC Matters" herein for additional information.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(f)	The 2010 Project Estimate is the certificated cost estimate adjusted to include the certificated estimate for the CO2 pipeline facilities which was approved in 2011 by the Mississippi PSC.

(g)
Beginning in the third quarter 2015, certain costs, including debt carrying costs (associated with placed in service and other non-construction work in progress accounts), that previously were deferred as regulatory assets are now being recognized through income; however, such costs continue to be included in the current cost estimate and actual costs at September 30, 2015.

Of the total costs, including post-in-service costs for the lignite mine, incurred as of September 30, 2015, $3.45 billion was included in property, plant, and equipment (which is net of the DOE Grants and estimated probable losses of $2.23 billion), $2 million in other property and investments, $62 million in fossil fuel stock, $43 million in materials and supplies, $50 million in other regulatory assets, current, $158 million in other regulatory assets, deferred, and $15 million in other deferred charges and assets in the balance sheet.
Mississippi Power does not intend to seek rate recovery for any costs related to the construction of the Kemper IGCC that exceed the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions. Mississippi Power recorded pre-tax charges to income for revisions to the cost estimate above the cost cap of $150 million ($93 million after tax) in the third quarter 2015 and a total of $182 million ($112 million after tax) for the nine months ended September 30, 2015. These amounts are in addition to charges totaling $868 million ($536 million after tax), $1.10 billion ($681 million after tax), and $78 million ($48 million after tax) in 2014, 2013, and 2012, respectively. Southern Company recorded pre-tax charges to income for revisions to the cost estimate of $868 million ($536 million after tax) and $1.2 billion ($729 million after tax) in 2014 and 2013, respectively. The increases to the cost estimate in 2015 primarily reflect costs for increased efforts related to equipment rework, scope modifications, and the related additional labor costs in support of start-up and operational readiness activities, as well as additional schedule costs through June 30, 2016. The current estimate includes costs through June 30, 2016. Any extension of the in-service date beyond June 30, 2016 is currently estimated to result in additional base costs of approximately $25 million to $30 million per month, which includes maintaining necessary levels of start-up labor, materials, and fuel, as well as operational resources required to execute start-up and commissioning activities. However, additional costs may be required for remediation of any further equipment and/or design issues identified. Any extension of the in-service date with respect to the Kemper IGCC beyond June 30, 2016 would also increase costs for the Cost Cap Exceptions, which are not subject to the $2.88 billion cost cap established by the Mississippi PSC. These costs include AFUDC, which is currently estimated to total approximately $12 million per month, as well as carrying costs and operating expenses on Kemper IGCC assets placed in service and consulting and legal fees. Beginning in the third quarter 2015, in connection with the implementation of interim rate recovery, certain of these ongoing project costs are being expensed, with the remainder being deferred as regulatory assets and are estimated to total approximately $6 million per month. For additional information, see "2015 Rate Case" herein.
Mississippi Power’s analysis of the time needed to complete the start-up and commissioning activities for the Kemper IGCC will continue until the remaining Kemper IGCC assets are placed in service. Further cost increases and/or extensions of the in-service date with respect to the Kemper IGCC may result from factors including, but not limited to, labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction or other agreements, operational readiness, including specialized operator training and required site safety programs, unforeseen engineering or design problems, start-up activities for this first-of-a-kind technology (including major equipment failure and system integration), and/or operational performance (including additional costs to satisfy any operational parameters ultimately adopted by the Mississippi PSC). In subsequent periods, any further changes in the estimated costs to complete construction and start-up of the Kemper IGCC subject to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, will be reflected in Southern Company's statements of income and Mississippi Power's statements of operations and these changes could be material.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

2012 MPSC CPCN Order
The 2012 MPSC CPCN Order included provisions relating to both Mississippi Power's recovery of financing costs during the course of construction of the Kemper IGCC and Mississippi Power's recovery of costs following the date the Kemper IGCC is placed in service. With respect to recovery of costs following the in-service date of the Kemper IGCC, the 2012 MPSC CPCN Order provided for the establishment of operational cost and revenue parameters based upon assumptions in Mississippi Power's petition for the CPCN. Mississippi Power expects the Mississippi PSC to apply operational parameters in connection with the evaluation of the 2015 Rate Case (as defined below) and any alternative proceedings related to the operation of the Kemper IGCC. To the extent the Mississippi PSC determines the Kemper IGCC does not meet the operational parameters ultimately adopted by the Mississippi PSC or Mississippi Power incurs additional costs to satisfy such parameters, there could be a material adverse impact on Southern Company's or Mississippi Power's financial statements.
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
In August 2014, Mississippi Power provided an analysis of the costs and benefits of placing the combined cycle and the associated common facilities portion of the Kemper IGCC in service, including the expected accounting treatment for costs and revenues associated with the operation of the combined cycle. In addition, Mississippi Power requested confirmation of Mississippi Power's accounting treatment by the Mississippi PSC of the continued accrual of AFUDC through the in-service date of the remainder of the Kemper IGCC. See "Regulatory Assets and

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Liabilities" for additional information. Any action by the Mississippi PSC that is inconsistent with the treatment requested by Mississippi Power could have a material impact on the results of operations, financial condition, and liquidity of Southern Company and Mississippi Power.
2015 Mississippi Supreme Court Decision
On February 12, 2015, the Court issued its decision in the legal challenge to the 2013 MPSC Rate Order. The Court reversed the 2013 MPSC Rate Order based on, among other things, its findings that (1) the Mirror CWIP rate treatment was not provided for under the Baseload Act and (2) the Mississippi PSC should have determined the prudence of Kemper IGCC costs before approving rate recovery through the 2013 MPSC Rate Order. The Court also found the 2013 Settlement Agreement unenforceable due to a lack of public notice for the related proceedings. Mississippi Power and the Mississippi PSC each filed motions for rehearing, both of which were denied on June 11, 2015. The Court's ruling remanded the matter to the Mississippi PSC to (1) fix by order the rates that were in existence prior to the 2013 MPSC Rate Order, (2) fix no rate increases until the Mississippi PSC is in compliance with the Court's ruling, and (3) enter an order refunding amounts collected under the 2013 MPSC Rate Order. On July 7, 2015, the Mississippi PSC ordered that the Mirror CWIP rate be terminated effective July 20, 2015. Through July 2015 billings, Mississippi Power had collected $342 million through rates under the 2013 MPSC Rate Order and had accrued $27 million in associated carrying costs through September 30, 2015. Refunds will begin in early November 2015.
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
Furthermore, on July 10, 2015, Mississippi Power filed a supplemental filing including a request for interim rates (Supplemental Notice) with the Mississippi PSC in response to the July 7, 2015 order of the Mississippi PSC. The Supplemental Notice presented an additional alternative rate proposal (In-Service Asset Proposal) for consideration by the Mississippi PSC. The In-Service Asset Proposal is based upon the test period of June 2015 to May 2016, is designed to recover Mississippi Power's costs associated with the Kemper IGCC assets that are commercially operational and currently providing service to customers (the transmission facilities, combined cycle, natural gas pipeline, and water pipeline) and other related costs, and is designed to collect approximately $159 million annually. The Supplemental Notice requested that the In-Service Asset Proposal be implemented immediately as interim rates, subject to refund, until such time as the Mississippi PSC renders a final decision on the In-Service Asset Proposal and requested that the Mississippi PSC establish a scheduling order for consideration of permanent rates under the In-Service Asset Proposal.
The revenue requirements set forth in the alternative rate proposals exclude the costs of the Kemper IGCC related to the 15% undivided interest that was previously projected to be purchased by SMEPA. See "Termination of Proposed Sale of Undivided Interest to SMEPA" herein for additional information.
On August 13, 2015, the Mississippi PSC approved the implementation of interim rates that became effective with the first billing cycle in September (on August 19), subject to refund and certain other conditions. In addition, the Mississippi PSC reserved the right to modify or terminate the interim rates based upon a material change in circumstances. Through September 30, 2015, Mississippi Power had recognized $28 million under the interim rates. The Mississippi PSC is scheduled to issue a final order on or before December 8, 2015 related to permanent rates for the In-Service Asset Proposal.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Mississippi Power expects to seek additional rate relief to address recovery of the remaining Kemper IGCC assets. In addition to current estimated costs at September 30, 2015 of $6.43 billion, Mississippi Power anticipates that it will incur additional costs after the Kemper IGCC in-service date until the Kemper IGCC cost recovery approach is finalized. These costs include, but are not limited to, regulatory costs and additional carrying costs which could be material. Recovery of these costs would be subject to approval by the Mississippi PSC.
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
In August 2014, Mississippi Power requested confirmation by the Mississippi PSC of Mississippi Power's authority to defer all operating expenses associated with the operation of the combined cycle subject to review of such costs by the Mississippi PSC. In addition, Mississippi Power is authorized to accrue carrying costs on the unamortized balance of such regulatory assets at a rate and in a manner to be determined by the Mississippi PSC in future cost recovery mechanism proceedings. Beginning in the third quarter 2015, in connection with the implementation of interim rates, Mississippi Power began expensing certain ongoing project costs and certain debt carrying costs (associated with placed in service and other non-construction work in progress accounts) that previously were deferred as regulatory assets and began amortizing certain regulatory assets associated with assets placed in service and consulting and legal fees over a 24-month period. As of September 30, 2015, the balance associated with these regulatory assets was $117 million. The amortization period for these regulatory assets is subject to the Mississippi PSC’s final order in the 2015 Rate Case. Other regulatory assets associated with the remainder of the Kemper IGCC totaled $91 million as of September 30, 2015. The amortization period for these assets is expected to be determined by the Mississippi PSC in future rate proceedings following completion of construction and start-up of the Kemper IGCC and related prudence reviews.
Also see "2015 Mississippi Supreme Court Decision" herein for information related to the July 7, 2015 Mississippi PSC order terminating the Mirror CWIP rate and requiring refund of collections under Mirror CWIP.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
Termination of Proposed Sale of Undivided Interest to SMEPA
In 2010 and as amended in 2012, Mississippi Power and SMEPA entered into an asset purchase agreement (APA) whereby SMEPA agreed to purchase a 15% undivided interest in the Kemper IGCC. On May 20, 2015, SMEPA notified Mississippi Power of its termination of the APA between Mississippi Power and SMEPA. Mississippi Power previously received a total of $275 million of deposits from SMEPA that were required to be returned to SMEPA with interest in connection with the termination of the APA. On June 3, 2015, Southern Company, pursuant to its guarantee obligation, returned approximately $301 million to SMEPA. Subsequently, Mississippi Power issued an 18-month promissory note in the aggregate principal amount of approximately $301 million to Southern Company.
Investment Tax Credits
The IRS allocated $279 million (Phase II) of Internal Revenue Code Section 48A tax credits to Mississippi Power in connection with the Kemper IGCC. These tax credits are dependent upon meeting the IRS certification requirements, including an in-service date no later than April 19, 2016 and the capture and sequestration (via enhanced oil recovery) of at least 65% of the CO2 produced by the Kemper IGCC during operations in accordance with the Internal Revenue Code. Through September 30, 2015, Southern Company and Mississippi Power had recorded tax benefits totaling $276 million for the Phase II credits, of which approximately $235 million had been utilized. While the in-service date for the remainder of the Kemper IGCC is currently expected to occur in the first half of 2016, Mississippi Power now anticipates the in-service date to occur subsequent to April 19, 2016, but has not made a final determination to that effect. Due to this uncertainty, Southern Company and Mississippi Power have reflected these tax credits as unrecognized tax benefits and reclassified the Phase II credits to a current liability on their September 30, 2015 balance sheets, with no impact to net income. Repayment to the IRS would occur with the quarterly estimated tax payment following a final determination that the in-service date would occur subsequent to April 19, 2016. Any cash funding requirements necessary for Mississippi Power to make this repayment are expected to be provided by Southern Company. See Note (G) herein under "Unrecognized Tax Benefits – Investment Tax Credits" for additional information. The ultimate outcome of this tax matter cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Section 174 Research and Experimental Deduction
Southern Company, on behalf of Mississippi Power, reflected deductions for research and experimental (R&E) expenditures related to the Kemper IGCC in its federal income tax calculations for 2013, 2014, and 2015. In May 2015, Southern Company amended its 2008 through 2013 federal income tax returns to include deductions for Kemper IGCC-related R&E expenditures. Due to the uncertainty related to this tax position, Southern Company and Mississippi Power had unrecognized tax benefits associated with these R&E deductions totaling approximately $414 million as of September 30, 2015. See Note 5 to the financial statements of Southern Company and Mississippi Power under "Unrecognized Tax Benefits" in Item 8 of the Form 10-K and Note (G) herein under "Unrecognized Tax Benefits – Section 174 Research and Experimental Deduction" for additional information. The ultimate outcome of this tax matter cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(C)	FAIR VALUE MEASUREMENTS
As of September 30, 2015, assets and liabilities measured at fair value on a recurring basis during the period, together with the associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using
As of September 30, 2015:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives	$—	$4	$—	$4
Interest rate derivatives	—	20	—	20
Nuclear decommissioning trusts(a)	587	869	16	1,472
Cash equivalents	747	—	—	747
Other investments	9	—	1	10
Total	$1,343	$893	$17	$2,253
Liabilities:
Energy-related derivatives	$—	$211	$—	$211
Interest rate derivatives	—	36	—	36
Total	$—	$247	$—	$247

Alabama Power
Assets:
Energy-related derivatives	$—	$2	$—	$2
Nuclear decommissioning trusts(b)
Domestic equity	346	72	—	418
Foreign equity	46	45	—	91
U.S. Treasury and government agency securities	—	28	—	28
Corporate bonds	10	126	—	136
Mortgage and asset backed securities	—	18	—	18
Other	—	4	16	20
Cash equivalents	484	—	—	484
Total	$886	$295	$16	$1,197
Liabilities:
Energy-related derivatives	$—	$54	$—	$54
Interest rate derivatives	—	17	—	17
Total	$—	$71	$—	$71

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	Fair Value Measurements Using
As of September 30, 2015:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Georgia Power
Assets:
Energy-related derivatives	$—	$2	$—	$2
Interest rate derivatives	—	9	—	9
Nuclear decommissioning trusts(b) (c)
Domestic equity	169	1	—	170
Foreign equity	—	109	—	109
U.S. Treasury and government agency securities	—	112	—	112
Municipal bonds	—	74	—	74
Corporate bonds	—	166	—	166
Mortgage and asset backed securities	—	109	—	109
Other	16	5	—	21
Cash equivalents	37	—	—	37
Total	$222	$587	$—	$809
Liabilities:
Energy-related derivatives	$—	$16	$—	$16
Interest rate derivatives	—	19	—	19
Total	$—	$35	$—	$35

Gulf Power
Assets:
Cash equivalents	$18	$—	$—	$18
Liabilities:
Energy-related derivatives	—	94	—	94

Mississippi Power
Assets:
Cash equivalents	$64	$—	$—	$64
Liabilities:
Energy-related derivatives	—	47	—	47

Southern Power
Assets:
Interest rate derivatives	$—	$1	$—	$1
Cash equivalents	103	—	—	103
Total	$103	$1	$—	$104

(a)	For additional detail, see the nuclear decommissioning trusts sections for Alabama Power and Georgia Power in this table.

(b)	Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(c)
Includes the investment securities pledged to creditors and collateral received and excludes payables related to the securities lending program. As of September 30, 2015, approximately $69 million of the fair market value of Georgia Power's nuclear decommissioning trust funds' securities were on loan to creditors under the funds' managers' securities lending program.

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
Investments in private equity and real estate within Alabama Power's nuclear decommissioning trusts, which are reflected as "Other" in the table above, are generally classified as Level 3, as the underlying assets typically do not have observable inputs. The fund manager values these assets using various inputs and techniques depending on the nature of the underlying investments. The fair value of partnerships is determined by aggregating the value of the underlying assets.
"Other investments" include investments that are not traded in the open market. The fair value of these investments have been determined based on market factors including comparable multiples and the expectations regarding cash flows and business plan executions.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

As of September 30, 2015, the fair value measurements of investments calculated at net asset value per share (or its equivalent), as well as the nature and risks of those investments, were as follows:

As of September 30, 2015:	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
	(in millions)
Southern Company
Nuclear decommissioning trusts:
Foreign equity funds	$109	None	Monthly	5 days
Equity - commingled funds	45	None	Daily	Daily
Debt - commingled funds	16	None	Daily	5 days
Other - commingled funds	5	None	Daily	Not applicable
Other - money market funds	16	None	Daily	Not applicable
Trust-owned life insurance	112	None	Daily	15 days
Cash equivalents:
Money market funds	747	None	Daily	Not applicable
Alabama Power
Nuclear decommissioning trusts:
Equity - commingled funds	$45	None	Daily	Daily
Debt - commingled funds	16	None	Daily	5 days
Trust-owned life insurance	112	None	Daily	15 days
Cash equivalents:
Money market funds	484	None	Daily	Not applicable
Georgia Power
Nuclear decommissioning trusts:
Foreign equity funds	$109	None	Monthly	5 days
Other - commingled funds	5	None	Daily	Not applicable
Other - money market funds	16	None	Daily	Not applicable
Cash equivalents:
Money market funds	37	None	Daily	Not applicable
Gulf Power
Cash equivalents:
Money market funds	$18	None	Daily	Not applicable
Mississippi Power
Cash equivalents:
Money market funds	$64	None	Daily	Not applicable
Southern Power
Cash equivalents:
Money market funds	$103	None	Daily	Not applicable
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
Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. For the three and nine months ended September 30, 2015, the change in fair value of the funds, including reinvested interest and dividends and excluding the funds' expenses, decreased by $65 million and $33 million, respectively, at Southern Company. For the three and nine months ended September 30, 2015, Alabama Power recorded a decrease in fair value of $39 million and $19 million, respectively, as a decrease in regulatory liabilities. For the three and nine months ended September 30, 2015, Georgia Power recorded a decrease in fair value of $26 million and $14 million, respectively, as a reduction of its regulatory asset related to its ARO.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

As of September 30, 2015, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Carrying Amount	Fair Value
	(in millions)
Long-term debt, including securities due within one year:
Southern Company	$25,489	$26,099
Alabama Power	$7,295	$7,558
Georgia Power	$9,887	$10,231
Gulf Power	$1,310	$1,338
Mississippi Power	$2,273	$2,228
Southern Power	$2,142	$2,149
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

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	(in millions)
As reported shares	910	898	910	894
Effect of options and performance share award units	2	4	3	4
Diluted shares	912	902	913	898
Stock options and performance share award units that were not included in the diluted earnings per share calculation because they were anti-dilutive were 15 million and 1 million for the three and nine months ended September 30, 2015, respectively, and were 16 million and 17 million for the three and nine months ended September 30, 2014, respectively.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Changes in Stockholders' Equity
The following table presents year-to-date changes in stockholders' equity of Southern Company:

	Number of Common Shares		Common Stockholders' Equity	Preferred and Preference Stock of Subsidiaries		Total Stockholders' Equity
	Issued	Treasury			Noncontrolling Interest(*)
	(in thousands)		(in millions)
Balance at December 31, 2014	908,502	(725)	$19,949	$756	$221	$20,926
Net income after dividends on preferred and preference stock	—	—	2,096	—	—	2,096
Other comprehensive income (loss)	—	—	(7)	—	—	(7)
Stock issued	3,769	—	136	—	—	136
Stock-based compensation	—	—	78	—	—	78
Stock repurchased, at cost	—	(2,599)	(115)	—	—	(115)
Cash dividends on common stock	—	—	(1,465)	—	—	(1,465)
Preference stock redemption	—	—	—	(150)	—	(150)
Contributions from noncontrolling interest	—	—	—	—	429	429
Distributions to noncontrolling interest	—	—	—	—	(13)	(13)
Net income attributable to noncontrolling interest	—	—	—	—	13	13
Other	—	(8)	(8)	3	—	(5)
Balance at September 30, 2015	912,271	(3,332)	$20,664	$609	$650	$21,923

Balance at December 31, 2013	892,733	(5,647)	$19,008	$756	$—	$19,764
Net income after dividends on preferred and preference stock	—	—	1,680	—	—	1,680
Other comprehensive income (loss)	—	—	6	—	—	6
Treasury stock re-issued	—	4,996	225	—	—	225
Stock issued	7,781	—	332	—	—	332
Stock repurchased, at cost	—	—	(5)	—	—	(5)
Cash dividends on common stock	—	—	(1,390)	—	—	(1,390)
Other	—	(51)	1	—	—	1
Balance at September 30, 2014	900,514	(702)	$19,857	$756	$—	$20,613

(*)	Primarily related to Southern Power Company.
Stock Repurchased
On March 2, 2015, Southern Company announced a program to repurchase up to 20 million shares of Southern Company common stock to offset all or a portion of the incremental shares issued under its employee and director equity compensation plans, including through stock option exercises, until December 31, 2017. Under this program, approximately 2.6 million shares were repurchased through September 30, 2015 at a total cost of approximately

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

$115 million. There were no repurchases during the three months ended September 30, 2015 and no further repurchases under this program are anticipated.

(E)	FINANCING
Bank Credit Arrangements
Bank credit arrangements provide liquidity support to the registrants' commercial paper borrowings and the traditional operating companies' variable rate pollution control revenue bonds. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of September 30, 2015 was approximately $1.8 billion (comprised of approximately $810 million at Alabama Power, $872 million at Georgia Power, $82 million at Gulf Power, and $40 million at Mississippi Power). In addition, at September 30, 2015, the traditional operating companies had approximately $354 million (comprised of approximately $200 million at Alabama Power, $121 million at Georgia Power, and $33 million at Gulf Power) of fixed rate pollution control revenue bonds outstanding that were required to be reoffered within the next 12 months, of which $120 million were remarketed by Alabama Power subsequent to September 30, 2015. See Note 6 to the financial statements of each registrant under "Bank Credit Arrangements" in Item 8 of the Form 10-K for additional information. See "Financing Activities" herein for additional information.
The following table outlines the committed credit arrangements by company as of September 30, 2015:

	Expires							Executable Term Loans		Due Within One Year
Company	2015	2016	2017	2018	2020	Total	Unused	One Year	Two Years	Term Out	No Term Out
	(in millions)					(in millions)		(in millions)		(in millions)
Southern Company (a)	$—	$—	$—	$1,000	$1,250	$2,250	$2,250	$—	$—	$—	$—
Alabama Power	—	40	—	500	800	1,340	1,339	—	—	—	40
Georgia Power	—	—	—	—	1,750	1,750	1,732	—	—	—	—
Gulf Power	20	225	30	—	—	275	275	50	—	50	195
Mississippi Power (b)	15	220	—	—	—	235	210	30	30	60	175
Southern Power (c)	—	—	—	—	600	600	567	—	—	—	—
Other	—	70	—	—	—	70	70	—	—	—	70
Total	$35	$555	$30	$1,500	$4,400	$6,520	$6,443	$80	$30	$110	$480

(a)	Excludes the $8.1 billion Bridge Agreement entered into in September 2015 that will be funded only to the extent necessary to provide financing for the Merger as discussed herein.

(b)	Subsequent to September 30, 2015, a $15 million bank credit arrangement expired pursuant to its terms.

(c)
Excludes the Tranquillity Credit Agreement assumed with the acquisition of Tranquillity on August 28, 2015, which is non-recourse to Southern Power Company, the proceeds of which are being used to finance project costs related to Tranquillity's solar facility currently under construction in California. See Note (I) to the Condensed Financial Statements herein for additional information regarding Tranquillity.

As reflected in the table above, in August 2015, Southern Company, Alabama Power, Georgia Power, and Southern Power Company each amended and restated their multi-year credit arrangements, which, among other things, extended the maturity dates from 2018 to 2020. Southern Company and Southern Power Company increased their borrowing ability under these arrangements to $1.25 billion from $1.0 billion and to $600 million from $500 million, respectively. Georgia Power increased its borrowing ability by $150 million under its facility maturing in 2020, and terminated its aggregate $150 million facilities maturing in 2016. In September 2015, Southern Company entered into an additional multi-year credit arrangement for $1.0 billion with a maturity date of 2018, which contains a covenant that limits debt levels to 70% of total capitalization, as defined in the agreement. Additionally, Southern Company amended its existing multi-year credit arrangement to increase the limit on debt levels to 70% from 65% of total capitalization, as defined in the agreement. Alabama Power entered into a new $500 million three-year credit arrangement which replaced a majority of Alabama Power's bi-lateral credit arrangements.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Subject to applicable market conditions, Southern Company and its subsidiaries expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, Southern Company and its subsidiaries may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
Southern Company intends to initially fund the cash consideration for the Merger using approximately $7.0 billion of debt and $1.0 billion of equity. Southern Company expects to issue approximately $2.0 billion of additional equity through 2019 to offset a portion of the debt issued to fund the cash consideration for the Merger. In addition, Southern Company entered into the $8.1 billion Bridge Agreement on September 30, 2015 to provide financing for the Merger in the event long-term financing is not available.
The Bridge Agreement provides for total loan commitments in an aggregate amount of $8.1 billion to fund the payment of the cash consideration payable under the Merger Agreement and other cash payments required in connection with the consummation of the Merger, the Bridge Agreement and the borrowings thereunder, the other financing transactions related to the Merger, and the payment of fees and expenses incurred in connection with the foregoing. If funded, the loan under the Bridge Agreement will mature and be payable in full on the date that is 364 days after the funding of the commitments under the Bridge Agreement (Closing Date). As of September 30, 2015, Southern Company had no outstanding loans under the Bridge Agreement. See Note (I) under "Southern Company – Proposed Merger with AGL Resources" herein for additional information regarding the Merger.
Financing Activities
The following table outlines the long-term debt financing activities for Southern Company and its subsidiaries for the first nine months of 2015:

Company	Senior Note Issuances	Senior Note Redemptions	Revenue Bond Issuances and Reofferings of Purchased Bonds(a)	Revenue Bond Maturities and Repurchases	Other Long-Term Debt Issuances	Other Long-Term Debt Redemptions and Maturities(b)
	(in millions)
Southern Company	$600	$400	$—	$—	$400	$—
Alabama Power	975	250	80	134	—	—
Georgia Power	—	525	274	268	600	20
Gulf Power	—	60	13	13	—	—
Mississippi Power	—	—	—	—	—	352
Southern Power	650	525	—	—	400	3
Other	—	—	—	—	—	13
Total	$2,225	$1,760	$367	$415	$1,400	$388

(a)
Includes a reoffering by Alabama Power of $80 million aggregate principal amount of revenue bonds purchased and held since April 2015; reofferings by Georgia Power of $104.6 million and $65 million aggregate principal amount of revenue bonds purchased and held since 2013 and April 2015, respectively; and a reoffering by Gulf Power of $13 million aggregate principal amount of revenue bonds purchased and held in July 2015. Also includes repurchases and reofferings by Georgia Power of $94.6 million and $10 million aggregate principal amount of revenue bonds in August 2015 in connection with optional tenders.

(b)	Includes reductions in capital lease obligations resulting from cash payments under capital leases.
Southern Company
In June 2015, Southern Company issued $600 million aggregate principal amount of Series 2015A 2.750% Senior Notes due June 15, 2020. The proceeds were used to pay a portion of Southern Company's outstanding short-term indebtedness and for other general corporate purposes.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

In September 2015, Southern Company entered into a $400 million aggregate principal amount 18-month floating rate bank loan bearing interest based on one-month LIBOR. The proceeds were used for working capital and other general corporate purposes.
Subsequent to September 30, 2015, Southern Company issued $1.0 billion aggregate principal amount of Series 2015A 6.25% Junior Subordinated Notes due October 15, 2075. The proceeds were used to pay a portion of Southern Company's outstanding short-term indebtedness and for other general corporate purposes.
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
Also in April 2015, Alabama Power issued $175 million additional aggregate principal amount of its Series 2015A 3.750% Senior Notes due March 1, 2045 (Additional Series 2015A Senior Notes) and $250 million aggregate principal amount of its Series 2015B 2.800% Senior Notes due April 1, 2025 (Series 2015B Senior Notes). A portion of the proceeds of the Additional Series 2015A Senior Notes and the Series 2015B Senior Notes were used in May 2015 to redeem 6.48 million shares ($162 million aggregate stated capital) of Alabama Power's 5.20% Class A Preferred Stock at a redemption price of $25 per share plus accrued and unpaid dividends to the redemption date, 4.0 million shares ($100 million aggregate stated capital) of Alabama Power's 5.30% Class A Preferred Stock at a redemption price of $25 per share plus accrued and unpaid dividends to the redemption date, and 6.0 million shares ($150 million aggregate stated capital) of Alabama Power's 5.625% Series Preference Stock at a redemption price of $25 per share plus accrued and unpaid dividends to the redemption date, and the remaining net proceeds were used for general corporate purposes, including Alabama Power's continuous construction program.
Georgia Power
In April 2015, Georgia Power purchased and held $65 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Second Series 2008. Georgia Power reoffered these bonds to the public in May 2015.
In May 2015, Georgia Power reoffered to the public $104.6 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), First Series 2013, which had been previously purchased and held since 2013.
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
In August 2015, in connection with optional tenders, Georgia Power repurchased and reoffered to the public $94.6 million aggregate principal amount of Development Authority of Bartow County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Bowen Project), First Series 2009 and $10 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), First Series 2013.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Mississippi Power
In April 2015, Mississippi Power entered into two short-term floating rate bank loans with a maturity date of April 1, 2016, in an aggregate principal amount of $475 million, bearing interest based on one-month LIBOR. The proceeds of these loans were used for the repayment of term loans in an aggregate principal amount of $275 million, working capital, and other general corporate purposes, including Mississippi Power's ongoing construction program. Mississippi Power also amended three outstanding floating rate bank loans for an aggregate principal amount of $425 million which, among other things, extended the maturity dates from various dates in 2015 to April 1, 2016.
In June 2015, Mississippi Power issued an 18-month floating rate promissory note to Southern Company bearing interest based on one-month LIBOR. This note was for an aggregate principal amount of approximately $301 million, the amount paid by Southern Company to SMEPA pursuant to Southern Company's guarantee of the return of SMEPA's deposits in connection with the termination of the APA. See Note (B) under "Integrated Coal Gasification Combined Cycle – Termination of Proposed Sale of Undivided Interest to SMEPA" herein for additional information.
Southern Power
In May 2015, Southern Power Company issued $350 million aggregate principal amount of Series 2015A 1.500% Senior Notes due June 1, 2018 and $300 million aggregate principal amount of Series 2015B 2.375% Senior Notes due June 1, 2020. The proceeds were used to repay a portion of its outstanding short-term indebtedness, for other general corporate purposes, including Southern Power's growth strategy and continuous construction program, and for a portion of the repayment at maturity of $525 million aggregate principal amount of Southern Power Company's 4.875% Senior Notes on July 15, 2015.
In August 2015, Southern Power Company entered into a $400 million aggregate principal amount 13-month floating rate bank loan bearing interest based on one-month LIBOR. The proceeds were used for working capital and other general corporate purposes, including Southern Power's growth strategy and continuous construction program.
During the nine months ended September 30, 2015, Southern Power prepaid $2.6 million of long-term debt to Turner Renewable Energy, LLC.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Components of the net periodic benefit costs for the three and nine months ended September 30, 2015 and 2014 were as follows:

Pension Plans	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
Three Months Ended September 30, 2015
Service cost	$65	$14	$18	$3	$3
Interest cost	111	26	38	5	5
Expected return on plan assets	(181)	(44)	(62)	(8)	(8)
Amortization:
Prior service costs	6	2	2	1	—
Net (gain)/loss	53	14	19	2	3
Net cost	$54	$12	$15	$3	$3
Nine Months Ended September 30, 2015
Service cost	$193	$44	$54	$9	$9
Interest cost	333	79	115	15	16
Expected return on plan assets	(543)	(133)	(188)	(24)	(25)
Amortization:
Prior service costs	19	5	7	1	1
Net (gain)/loss	161	41	57	7	8
Net cost	$163	$36	$45	$8	$9
Three Months Ended September 30, 2014
Service cost	$53	$12	$16	$4	$3
Interest cost	109	26	39	4	5
Expected return on plan assets	(161)	(42)	(57)	(7)	(8)
Amortization:
Prior service costs	6	2	2	—	—
Net (gain)/loss	28	7	10	1	2
Net cost	$35	$5	$10	$2	$2
Nine Months Ended September 30, 2014
Service cost	$160	$36	$47	$8	$8
Interest cost	326	78	115	14	15
Expected return on plan assets	(484)	(126)	(170)	(21)	(22)
Amortization:
Prior service costs	19	5	7	1	1
Net (gain)/loss	83	23	30	3	4
Net cost	$104	$16	$29	$5	$6

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Postretirement Benefits	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
Three Months Ended September 30, 2015
Service cost	$6	$1	$2	$1	$—
Interest cost	20	5	9	—	1
Expected return on plan assets	(15)	(6)	(6)	—	—
Amortization:
Prior service costs	1	2	—	—	—
Net (gain)/loss	4	—	2	—	—
Net cost	$16	$2	$7	$1	$1
Nine Months Ended September 30, 2015
Service cost	$17	$4	$5	$1	$1
Interest cost	59	15	26	2	3
Expected return on plan assets	(44)	(19)	(18)	(1)	(1)
Amortization:
Prior service costs	3	3	—	—	—
Net (gain)/loss	13	1	8	—	—
Net cost	$48	$4	$21	$2	$3
Three Months Ended September 30, 2014
Service cost	$5	$1	$2	$—	$—
Interest cost	19	5	9	—	—
Expected return on plan assets	(14)	(6)	(6)	—	—
Amortization:
Prior service costs	1	1	—	—	—
Net (gain)/loss	1	—	—	—	—
Net cost	$12	$1	$5	$—	$—
Nine Months Ended September 30, 2014
Service cost	$16	$4	$5	$1	$1
Interest cost	59	15	26	2	2
Expected return on plan assets	(44)	(19)	(19)	(1)	(1)
Amortization:
Prior service costs	3	3	—	—	—
Net (gain)/loss	2	—	1	—	—
Net cost	$36	$3	$13	$2	$2

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(G)	INCOME TAXES
Current and Deferred Income Taxes
State of Georgia Tax Benefits
During the second quarter 2015, an agreement was reached with the Georgia Department of Revenue that will allow Southern Company to utilize a net operating loss carryforward over a four-year period beginning in 2017. Consequently, Southern Company reversed the related valuation allowance and recognized approximately $24 million in net tax benefits. See Note 5 to the financial statements of Southern Company under "Current and Deferred Income Taxes" in Item 8 of the Form 10-K for additional information.
Southern Power ITC Carryforwards
Southern Power had federal ITC carryforwards which are expected to result in $212 million of federal income tax benefits as of September 30, 2015, compared to $305 million as of December 31, 2014. The carryforwards as of September 30, 2015 expire between 2031 and 2035 and are expected to be utilized by the end of 2016.
Effective Tax Rate
See Note 5 to the financial statements of each registrant in Item 8 of the Form 10-K for additional tax information.
Mississippi Power
Mississippi Power's effective tax rate was (20.9)% for the nine months ended September 30, 2015 compared to (45.5)% for the corresponding period in 2014. The increase was primarily due to a reduction in tax benefits related to the estimated probable losses on construction of the Kemper IGCC, and a decrease in non-taxable AFUDC equity related to placing the Kemper IGCC combined cycle in service in August 2014.
Southern Power
Southern Power's effective tax rate was 6.9% for the nine months ended September 30, 2015 compared to 14.4% for the corresponding period in 2014. The decrease was primarily due to increased federal income tax benefits related to ITCs in 2015, partially offset by higher pre-tax earnings in 2015 and beneficial state income tax changes in 2014.
Unrecognized Tax Benefits
See Note 5 to the financial statements of each registrant under "Unrecognized Tax Benefits" in Item 8 of the Form 10-K for additional information.
Changes during 2015 for unrecognized tax benefits were as follows:

	Mississippi Power	Southern Power	Southern Company
	(in millions)
Unrecognized tax benefits as of December 31, 2014	$165	$5	$170
Tax positions from current periods	24	7	31
Tax positions from prior periods	459	(6)	456
Reductions due to settlements	—	—	—
Balance as of September 30, 2015	$648	$6	$657
The tax positions from prior periods relate primarily to 2008 through 2013 amended federal income tax returns that were filed to include deductions for Kemper IGCC-related R&E expenditures and deferred federal investment tax credits that no longer meet the more-likely-than-not recognition threshold. See "Section 174 Research and Experimental Deduction" and "Investment Tax Credits" herein for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The impact on the effective tax rate, if recognized, was as follows:

	As of September 30, 2015			As of December 31, 2014
	Mississippi Power	Southern Power	Southern Company	Southern Company
	(in millions)
Tax positions impacting the effective tax rate	$(2)	$6	$7	$10
Tax positions not impacting the effective tax rate	650	—	650	160
Balance of unrecognized tax benefits	$648	$6	$657	$170
The tax positions impacting the effective tax rate primarily relate to federal income tax benefits related to ITCs. The tax positions not impacting the effective tax rate relate to deductions for Kemper IGCC-related R&E expenditures and deferred federal investment tax credits that no longer meet the more-likely-than-not recognition threshold. See "Section 174 Research and Experimental Deduction" and "Investment Tax Credits" herein for additional information. These amounts are presented on a gross basis without considering the related federal or state income tax impact.
Section 174 Research and Experimental Deduction
Southern Company reduced tax payments for 2015, and included in its 2013 and 2014 consolidated federal income tax returns deductions for R&E expenditures related to the Kemper IGCC. In May 2015, Southern Company amended its 2008 through 2013 federal income tax returns to include deductions for Kemper IGCC-related R&E expenditures.
The Kemper IGCC is based on first-of-a-kind technology, and Southern Company and Mississippi Power believe that a significant portion of the plant costs qualify as deductible R&E expenditures under Internal Revenue Code Section 174. The IRS is currently reviewing the underlying support for the deduction, but has not completed its audit of these expenditures. Due to the uncertainty related to this tax position, Southern Company and Mississippi Power had related unrecognized tax benefits associated with these R&E deductions of approximately $414 million and associated interest of $7 million as of September 30, 2015. The ultimate outcome of this matter cannot be determined at this time.
Investment Tax Credits
The IRS allocated $279 million (Phase II) of Internal Revenue Code Section 48A tax credits to Mississippi Power in connection with the Kemper IGCC. These tax credits are dependent upon meeting the IRS certification requirements, including an in-service date no later than April 19, 2016 and the capture and sequestration (via enhanced oil recovery) of at least 65% of the CO2 produced by the Kemper IGCC during operations in accordance with the Internal Revenue Code. Through September 30, 2015, Southern Company and Mississippi Power had recorded tax benefits totaling $276 million for the Phase II credits, of which approximately $235 million had been utilized. While the in-service date for the remainder of the Kemper IGCC is currently expected to occur in the first half of 2016, Mississippi Power now anticipates the in-service date to occur subsequent to April 19, 2016, but has not made a final determination to that effect. As of September 30, 2015, the more-likely-than-not threshold had no longer been met for recognition of these benefits; therefore, Southern Company and Mississippi Power have reflected these tax credits as unrecognized tax benefits and reclassified the Phase II credits to a current liability on their September 30, 2015 balance sheets, with no impact to net income. Repayment to the IRS would occur with the quarterly estimated tax payment following a final determination that the in-service date would occur subsequent to April 19, 2016. The ultimate outcome of this matter cannot be determined at this time.

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
At September 30, 2015, the net volume of energy-related derivative contracts for natural gas positions for the Southern Company system, together with the longest hedge date over which the respective entity is hedging its

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company	221	2020	2017
Alabama Power	50	2018
Georgia Power	50	2017
Gulf Power	83	2020
Mississippi Power	37	2018
Southern Power	1	2016	2017
In addition to the volumes discussed in the above table, the traditional operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 5 million mmBtu for Southern Company, 4 million mmBtu for Georgia Power, and 1 million mmBtu for Southern Power.
For cash flow hedges, the amounts expected to be reclassified from accumulated OCI to earnings for the next 12-month period ending September 30, 2016 are immaterial for all registrants.
Interest Rate Derivatives
Southern Company and certain subsidiaries may also enter into interest rate derivatives to hedge exposure to changes in interest rates. The derivatives employed as hedging instruments are structured to minimize ineffectiveness. Derivatives related to existing variable rate securities or forecasted transactions are accounted for as cash flow hedges where the effective portion of the derivatives' fair value gains or losses is recorded in OCI and is reclassified into earnings at the same time the hedged transactions affect earnings, with any ineffectiveness recorded directly to earnings. Derivatives related to existing fixed rate securities are accounted for as fair value hedges, where the derivatives' fair value gains or losses and hedged items' fair value gains or losses are both recorded directly to earnings, providing an offset, with any difference representing ineffectiveness. Fair value gains or losses on derivatives that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

At September 30, 2015, the following interest rate derivatives were outstanding:

	Notional Amount		Interest Rate Received	Weighted Average Interest Rate Paid	Hedge Maturity Date		Fair Value Gain (Loss) at September 30, 2015
	(in millions)						(in millions)
Cash Flow Hedges of Forecasted Debt
Alabama Power	$200		3-month LIBOR	2.93%	October 2025		$(17)
Georgia Power	350		3-month LIBOR	2.57%	November 2025		(18)
Cash Flow Hedges of Existing Debt
Georgia Power	250		3-month LIBOR + 0.32%	0.75%	March 2016		—
Georgia Power	200		3-month LIBOR + 0.40%	1.01%	August 2016		—
Fair Value Hedges on Existing Debt
Southern Company	250		1.30%	3-month LIBOR + 0.17%	August 2017		2
Southern Company	300		2.75%	3-month LIBOR + 0.92%	June 2020		8
Georgia Power	250		5.40%	3-month LIBOR + 4.02%	June 2018		3
Georgia Power	200		4.25%	3-month LIBOR + 2.46%	December 2019		5
Derivatives not Designated as Hedges
Southern Power(a)	65	(b)	3-month LIBOR	2.50%	October 2016	(c)	1
Total	$2,065						$(16)

(a)	Swaption at RE Tranquillity LLC, a subsidiary of Tranquillity. See Note (I) to the Condensed Financial Statements herein for additional information regarding Tranquillity.

(b)	Amortizing notional amount.

(c)	Represents the mandatory settlement date. Settlement will be based on a 15-year amortizing swap.
The estimated pre-tax gains (losses) that will be reclassified from accumulated OCI to interest expense for the next 12-month period ending September 30, 2016 are immaterial for all registrants. Southern Company and certain subsidiaries have deferred gains and losses that are expected to be amortized into earnings through 2037.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Derivative Financial Statement Presentation and Amounts
At September 30, 2015, the fair value of energy-related derivatives and interest rate derivatives was reflected in the balance sheets as follows:

Asset Derivatives at September 30, 2015
	Fair Value
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power
	(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets	$3	$1	$2	$—	$—
Other deferred charges and assets	1	1	—	—	—
Total derivatives designated as hedging instruments for regulatory purposes	$4	$2	$2	$—	$—	N/A
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current assets	$11	$—	$5	$—	$—	$—
Other deferred charges and assets	8	—	4	—	—	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$19	$—	$9	$—	$—	$—
Derivatives not designated as hedging instruments
Interest rate derivatives:
Other deferred charges and assets	$1	$—	$—	$—	$—	$1
Total asset derivatives	$24	$2	$11	$—	$—	$1

Liability Derivatives at September 30, 2015
	Fair Value
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power
	(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current liabilities(*)	$117	$36	$14	$41	$26
Other deferred credits and liabilities	94	18	2	53	21
Total derivatives designated as hedging instruments for regulatory purposes	$211	$54	$16	$94	$47	N/A
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current liabilities(*)	$36	$17	$19	$—	$—	$—
Total liability derivatives	$247	$71	$35	$94	$47	$—

(*)	Gulf Power includes current liabilities related to derivatives designated as hedging instruments in "Liabilities from risk management activities."

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
The derivative contracts of Southern Company, the traditional operating companies, and Southern Power are not subject to master netting arrangements or similar agreements and are reported gross on each registrant's financial statements. Some of these energy-related and interest rate derivative contracts may contain certain provisions that permit intra-contract netting of derivative receivables and payables for routine billing and offsets related to events of default and settlements. Amounts related to energy-related derivative contracts and interest rate derivative contracts at September 30, 2015 and December 31, 2014 are presented in the following tables.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Derivative Contracts at September 30, 2015
	Fair Value
	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power
	(in millions)
Assets
Energy-related derivatives:
Energy-related derivatives presented in the Balance Sheet (a)	$4	$2	$2	$—	$—	$—
Gross amounts not offset in the Balance Sheet (b)	(4)	(2)	(2)	—	—	—
Net energy-related derivative assets	$—	$—	$—	$—	$—	$—
Interest rate derivatives:
Interest rate derivatives presented in the Balance Sheet (a)	$20	$—	$9	$—	$—	$1
Gross amounts not offset in the Balance Sheet (b)	(9)	—	(2)	—	—	—
Net interest rate derivative assets	$11	$—	$7	$—	$—	$1
Liabilities
Energy-related derivatives:
Energy-related derivatives presented in the Balance Sheet (a)	$211	$54	$16	$94	$47	$—
Gross amounts not offset in the Balance Sheet (b)	(4)	(2)	(2)	—	—	—
Net energy-related derivative liabilities	$207	$52	$14	$94	$47	$—
Interest rate derivatives:
Interest rate derivatives presented in the Balance Sheet (a)	$36	$17	$19	$—	$—	$—
Gross amounts not offset in the Balance Sheet (b)	(9)	—	(2)	—	—	—
Net interest rate derivative liabilities	$27	$17	$17	$—	$—	$—

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

At September 30, 2015 and December 31, 2014, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized on the Balance Sheet at September 30, 2015
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(117)	$(36)	$(14)	$(41)	$(26)
Other regulatory assets, deferred	(94)	(18)	(2)	(53)	(21)
Other regulatory liabilities, current (a)	3	1	2	—	—
Other regulatory liabilities, deferred (b)	1	1	—	—	—
Total energy-related derivative gains (losses)	$(207)	$(52)	$(14)	$(94)	$(47)

(a)	Southern Company, Alabama Power, and Georgia Power include other regulatory liabilities, current in other current liabilities.

(b)	Georgia Power includes other regulatory liabilities, deferred in other deferred credits and liabilities.

Regulatory Hedge Unrealized Gain (Loss) Recognized on the Balance Sheet at December 31, 2014
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(118)	$(32)	$(23)	$(37)	$(26)
Other regulatory assets, deferred	(79)	(21)	(4)	(35)	(19)
Other regulatory liabilities, current (a)	7	1	6	—	—
Other regulatory liabilities, deferred (b)	—	—	1	—	—
Total energy-related derivative gains (losses)	$(190)	$(52)	$(20)	$(72)	$(45)

(a)	Southern Company, Alabama Power, and Georgia Power include other regulatory liabilities, current in other current liabilities.

(b)	Georgia Power includes other regulatory liabilities, deferred in other deferred credits and liabilities.
For the three months ended September 30, 2015 and 2014, the pre-tax effects of interest rate derivatives designated as cash flow hedging instruments were as follows:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
			Statements of Income Location	Amount
	2015	2014		2015	2014
	(in millions)			(in millions)
Southern Company
Interest rate derivatives	$(28)	$(1)	Interest expense, net of amounts capitalized	$(2)	$(2)
Alabama Power
Interest rate derivatives	$(10)	$(1)	Interest expense, net of amounts capitalized	$(1)	$(1)
Georgia Power
Interest rate derivatives	$(18)	$—	Interest expense, net of amounts capitalized	$(1)	$(1)
For the nine months ended September 30, 2015 and 2014, the pre-tax effects of interest rate derivatives designated as cash flow hedging instruments were as follows:

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
			Statements of Income Location	Amount
	2015	2014		2015	2014
	(in millions)			(in millions)
Southern Company
Interest rate derivatives	$(26)	$(1)	Interest expense, net of amounts capitalized	$(7)	$(6)
Alabama Power
Interest rate derivatives	$(9)	$(1)	Interest expense, net of amounts capitalized	$(2)	$(2)
Georgia Power
Interest rate derivatives	$(17)	$—	Interest expense, net of amounts capitalized	$(3)	$(2)
Mississippi Power
Interest rate derivatives	$—	$—	Interest expense, net of amounts capitalized	$(1)	$(1)
Southern Power
Interest rate derivatives	$—	$—	Interest expense, net of amounts capitalized	$(1)	$(1)
For the three and nine months ended September 30, 2015 and 2014, the pre-tax effects of energy-related derivatives designated as cash flow hedging instruments recognized in OCI and those reclassified from accumulated OCI into earnings were immaterial for all registrants.
For the three months ended September 30, 2015 and 2014, the pre-tax effects of interest rate derivatives designated as fair value hedging instruments were as follows:

Derivatives in Fair Value Hedging Relationships
		Gain (Loss)
Derivative Category	Statements of Income Location	2015	2014
		(in millions)
Southern Company
Interest rate derivatives:	Interest expense, net of amounts capitalized	$15	$(1)
Georgia Power
Interest rate derivatives:	Interest expense, net of amounts capitalized	$7	$—
For the nine months ended September 30, 2015 and 2014, the pre-tax effects of interest rate derivatives designated as fair value hedging instruments were as follows:

Derivatives in Fair Value Hedging Relationships
		Gain (Loss)
Derivative Category	Statements of Income Location	2015	2014
		(in millions)
Southern Company
Interest rate derivatives:	Interest expense, net of amounts capitalized	$19	$(4)
Georgia Power
Interest rate derivatives:	Interest expense, net of amounts capitalized	$9	$—
For the three and nine months ended September 30, 2015 and 2014, the pre-tax effects of interest rate derivatives designated as fair value hedging instruments were offset by changes to the carrying value of long-term debt.
There was no material ineffectiveness recorded in earnings for any registrant for any period presented.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

For the three and nine months ended September 30, 2015 and 2014, the pre-tax effects of energy-related derivatives and interest rate derivatives not designated as hedging instruments were immaterial for all registrants.
Contingent Features
The registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At September 30, 2015, the registrants' collateral posted with their derivative counterparties was immaterial.
At September 30, 2015, the fair value of derivative liabilities with contingent features was $54 million for all registrants. The maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were $54 million and include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade.
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
Southern Company
Proposed Merger with AGL Resources
On August 23, 2015, Southern Company, AGL Resources, and Merger Sub entered into the Merger Agreement. Under the terms of the Merger Agreement, subject to the satisfaction or waiver (if permissible under applicable law) of specified conditions, Merger Sub will be merged with and into AGL Resources. AGL Resources will survive the Merger and become a wholly-owned direct subsidiary of Southern Company. Upon the consummation of the Merger, each share of common stock of AGL Resources issued and outstanding immediately prior to the effective time of the Merger (Effective Time), other than shares owned by AGL Resources as treasury stock, shares owned by a subsidiary of AGL Resources, and shares owned by shareholders who have properly exercised and perfected dissenters' rights, will be converted into the right to receive $66 in cash, without interest and less any applicable withholding taxes. Other equity-based securities of AGL Resources will be cancelled for cash consideration or converted into new awards from Southern Company as described in the Merger Agreement.
In accordance with GAAP, the Merger will be accounted for using the acquisition method of accounting whereby the assets acquired and liabilities assumed are recognized at fair value as of the acquisition date. The excess of the purchase price over the fair values of AGL Resources' assets and liabilities will be recorded as goodwill. Southern Company expects total cash of $8.2 billion to be required to fund the purchase price of approximately $8.0 billion to acquire AGL Resources common stock, options to purchase shares of AGL Resources common stock, and restricted stock units payable in shares of AGL Resources common stock and to fund acquisition-related expenses and financing costs of approximately $200 million. Southern Company will also assume AGL Resources' outstanding indebtedness.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Consummation of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, among others, (i) approval of the Merger Agreement by AGL Resources' shareholders, which is scheduled for vote on November 19, 2015, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the approval of the California Public Utilities Commission, Georgia PSC, Illinois Commerce Commission, Maryland PSC, New Jersey Board of Public Utilities, and Virginia State Corporation Commission, and other approvals required under applicable state laws, and the approval of the Federal Communications Commission (FCC) for the transfer of control over the FCC licenses of certain subsidiaries of AGL Resources and any other approval which Southern Company and AGL Resources agree are required, (iv) the absence of a judgment, order, decision, injunction, ruling, or other finding or agency requirement of a governmental entity prohibiting the consummation of the Merger, and (v) other customary closing conditions, including (a) subject to certain materiality qualifiers, the accuracy of each party's representations and warranties and (b) each party's performance in all material respects of its obligations under the Merger Agreement. Southern Company expects to complete the required state regulatory filings in the fourth quarter 2015.
Subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by August 23, 2016, which date may be extended by either party to February 23, 2017 if, on August 23, 2016, all conditions to closing other than those relating to (i) regulatory approvals and (ii) the absence of legal restraints preventing consummation of the Merger (to the extent relating to regulatory approvals) have been satisfied. Upon termination of the Merger Agreement under certain specified circumstances, AGL Resources will be required to pay Southern Company a termination fee of $201 million or reimburse Southern Company's expenses up to $5 million (which reimbursement shall reduce on a dollar-for-dollar basis any termination fee subsequently payable by AGL Resources). Southern Company currently expects to complete the transaction in the second half of 2016.
The ultimate outcome of these matters cannot be determined at this time.
Merger Financing
Southern Company intends to initially fund the cash consideration for the Merger using approximately $7.0 billion of debt and $1.0 billion of equity. Southern Company expects to issue approximately $2.0 billion of additional equity through 2019 to offset a portion of the debt issued to fund the cash consideration for the Merger. In addition, Southern Company entered into the $8.1 billion Bridge Agreement on September 30, 2015 to provide financing for the Merger in the event long-term financing is not available. See Note (E) under "Bank Credit Arrangements" herein for additional information regarding the Bridge Agreement.
Southern Power
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

During 2015, Southern Power Company acquired or contracted to acquire through its wholly-owned subsidiaries, Southern Renewable Partnerships, LLC or Southern Renewable Energy, Inc. (SRE), the following projects in accordance with its overall growth strategy, which are included in its capital program estimates for 2015. Acquisition-related costs were expensed as incurred and were not material. The acquisitions do not include any contingent consideration unless specifically noted.

Project Entity	Seller; Acquisition Date	Approx. Nameplate Capacity	Location	Southern Power Percentage Ownership		Expected/Actual Commercial Operation Date	PPA Counterparties for Entire Plant Output	PPA Contract Period	Approx. Purchase Price
		(MW)							(in millions)
WIND
Kay Wind, LLC	Apex Clean Energy Holdings, LLC	299	Kay County, Oklahoma	100%		Fourth quarter 2015	Westar Energy, Inc. and Grant River Dam Authority	20 years	$492	(a)

Grant Wind, LLC	Apex Clean Energy Holdings, LLC	151	Grant County, Oklahoma	100%		First quarter 2016	Western Farmers, East Texas, and Northeast Texas Electric Cooperative	20 years	$264	(a)
SOLAR
Lost Hills Blackwell Holdings, LLC (Lost Hills Blackwell)	First Solar, Inc. (First Solar) April 15, 2015	35	Kern County, California	51%	(b)	April 17, 2015	City of Roseville, California/Pacific Gas and Electric Company	29 years	$74	(c)

NS Solar Holdings, LLC (North Star)	First Solar April 30, 2015	61	Fresno County, California	51%	(b)	June 20, 2015	Pacific Gas and Electric Company	20 years	$211	(d)

Tranquillity	Recurrent Energy, LLC August 28, 2015	204	Fresno County, California	51%	(b)	Fourth quarter 2016	Shell Energy North America (US), LP/Southern California Edison Company	18 years	$100	(e)

Desert Stateline Holdings, LLC (Desert Stateline)	First Solar August 31, 2015	300	San Bernardino County, California	51%	(b)	8 Phases from December 2015 to Third quarter 2016	Southern California Edison Company	20 years	$439	(f)

GASNA 31P, LLC (Morelos)	Solar Frontier Americas Holding, LLC October 22, 2015	15	Kern County, California	90%		Fourth quarter 2015	Pacific Gas and Electric Company	20 years	$45	(g)
(a) On February 24, 2015 and September 4, 2015, Southern Power entered into agreements to acquire Kay Wind, LLC and Grant Wind, LLC, respectively. The completion of each acquisition is subject to the seller achieving certain construction and project milestones, as well as various other customary conditions to closing. Each acquisition is expected to close at or near the expected commercial operation date. In addition, the final purchase price may be adjusted based on performance testing as specified in the applicable purchase agreement. The Grant Wind, LLC purchase price includes contingent consideration. The ultimate outcome of this matter cannot be determined at this time.
(b) Southern Power owns 100% of the class A membership interests and a wholly-owned subsidiary of the seller owns 100% of the class B membership interests. Southern Power and the class B member are entitled to 51% and 49%, respectively, of all cash distributions from the respective project. In addition, Southern Power is entitled to substantially all of the federal tax benefits with respect to the respective transaction.
(c) Concurrently, a wholly-owned subsidiary of First Solar acquired 100% of the class B membership interests for approximately $33 million. The fair values of the assets acquired through the business combination were recorded as follows: $98 million as property, plant, and

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

equipment and $9 million as a receivable related to transmission interconnection costs; however, the allocation of the purchase price to individual assets has not been finalized.
(d) Concurrently, a wholly-owned subsidiary of First Solar acquired 100% of the class B membership interests for approximately $100 million. The fair values of the assets acquired through the business combination were recorded as follows: $266 million as property, plant, and equipment, $24 million as an intangible asset, and $21 million as a receivable related to transmission interconnection costs; however, the allocation of the purchase price to individual assets has not been finalized.
(e) Concurrently, a wholly-owned subsidiary of Recurrent Energy, LLC converted all its membership interests to 100% of the class B membership interests of Tranquillity after contributing approximately $157 million of assets and receiving an initial distribution of $100 million. The fair values of the assets acquired were recorded as follows: $170 million as CWIP, $24 million as other receivables, and $37 million as payables; however, the allocation of the purchase price to individual assets has not been finalized. Subsequent to the acquisition, Southern Power and Recurrent Energy, LLC are expected to make additional construction payments of approximately $215 million and $106 million, respectively. The ultimate outcome of this matter cannot be determined at this time.
(f) Concurrently, a wholly-owned subsidiary of First Solar acquired 100% of the class B membership interests for approximately $223 million. As of September 30, 2015, the fair values of the assets acquired, which includes Southern Power's and First Solar's initial payments due under the related construction agreement, were recorded as follows: $413 million as CWIP and $249 million as an intangible asset; however, the allocation of the purchase price to individual assets has not been finalized. The intangible asset consists of an acquired PPA that will be amortized over its 20-year term. The estimated amortization for future periods is approximately $6.2 million in 2016, $12.5 million per year for 2017 through 2020, and $192.8 million thereafter. Southern Power's and First Solar's remaining combined future payments, including construction payments, are estimated to be between $827 million to $844 million. The ultimate outcome of this matter cannot be determined at this time.
(g) On October 22, 2015, SRE and Turner Renewable Energy, LLC (TRE), through Southern Turner Renewable Energy, LLC, a jointly-owned subsidiary owned 90% by SRE, acquired all of the outstanding membership interests of Morelos. The total purchase price, including TRE's 10% ownership, is approximately $50 million.
Construction Projects
In December 2014, Southern Power Company announced plans to build a solar photovoltaic facility, and during 2015, Southern Power Company acquired all the outstanding membership interests of five separate solar project development entities. The construction projects are in accordance with Southern Power's overall growth strategy and included in its capital program estimates for 2015. The total cost of construction incurred for these projects through September 30, 2015 was $299 million. The ultimate outcome of these matters cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Southern Power Company's construction projects, excluding the Tranquillity and Desert Stateline construction projects discussed above, are detailed in the table below:

Solar Project	Seller	Approx. Nameplate Capacity	County Location in Georgia	Expected Commercial Operation Date	PPA Counterparties for Entire Plant Output	PPA Contract Period	Estimated Construction Cost
		(MW)					(in millions)
Taylor County	N/A	146	Taylor	Fourth quarter 2016	Cobb, Flint, and Sawnee Electric Membership Corporations	25 years	$260	-	$280
Decatur Parkway	TradeWind Energy, Inc.	84	Decatur	December 2015	Georgia Power(a)	25 years	$170	-	$173	(c)
Decatur County	TradeWind Energy, Inc.	20	Decatur	December 2015	Georgia Power(b)	20 years	$45	-	$47	(c)
Butler	CERSM, LLC and Community Energy, Inc.	103	Taylor	December 2016	Georgia Power(b)	30 years	$220	-	$230	(c)
Pawpaw	Longview Solar, LLC	30	Taylor	December 2015	Georgia Power(a)	30 years	$70	-	$80	(c)
Butler Solar Farm	Strata Solar Development, LLC	20	Taylor	December 2015	Georgia Power(b)	20 years	$42	-	$48	(c)

(a)	Approved by the FERC subsequent to September 30, 2015.

(b)	Subject to FERC approval.

(c)	Includes the acquisition price of all outstanding membership interests.

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
Southern Company's reportable business segments are the sale of electricity by the four traditional operating companies and Southern Power. Revenues from sales by Southern Power to the traditional operating companies were $104 million and $303 million for the three and nine months ended September 30, 2015, respectively, and $103 million and $243 million for the three and nine months ended September 30, 2014, respectively. The "All Other" column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in telecommunications and leveraged lease projects. All other inter-segment revenues are not material.
Financial data for business segments and products and services for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Electric Utilities
	Traditional Operating Companies	Southern Power	Eliminations	Total	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2015:
Operating revenues	$5,098	$401	$(109)	$5,390	$37	$(26)	$5,401
Segment net income (loss)(a)(b)	874	102	—	976	(18)	1	959
Nine Months Ended September 30, 2015:
Operating revenues	$13,123	$1,086	$(322)	$13,887	$120	$(86)	$13,921
Segment net income (loss)(a)(c)	1,912	181	—	2,093	3	—	2,096
Total assets at September 30, 2015	$67,750	$7,040	$(404)	$74,386	$1,480	$(651)	$75,215
Three Months Ended September 30, 2014:
Operating revenues	$5,007	$435	$(115)	$5,327	$34	$(22)	$5,339
Segment net income (loss)(a)(b)	658	64	—	722	(2)	(2)	718
Nine Months Ended September 30, 2014:
Operating revenues	$13,594	$1,115	$(301)	$14,408	$114	$(72)	$14,450
Segment net income (loss)(a)(c)	1,557	128	—	1,685	—	(5)	1,680
Total assets at December 31, 2014	$64,644	$5,550	$(131)	$70,063	$1,156	$(296)	$70,923

(a)	After dividends on preferred and preference stock of subsidiaries.

(b)
Segment net income (loss) for the traditional operating companies for the three months ended September 30, 2015 and September 30, 2014 includes pre-tax charges of $150 million ($93 million after tax) and a pre-tax charge of $418 million ($258 million after tax), respectively, for estimated probable losses on the Kemper IGCC. See Note (B) under "Integrated Coal Gasification Combined Cycle – Kemper IGCC Schedule and Cost Estimate" herein for additional information.

(c)
Segment net income (loss) for the traditional operating companies for the nine months ended September 30, 2015 and September 30, 2014 includes pre-tax charges of $182 million ($112 million after tax) and pre-tax charges of $798 million ($493 million after tax), respectively, for estimated probable losses on the Kemper IGCC. See Note (B) under "Integrated Coal Gasification Combined Cycle – Kemper IGCC Schedule and Cost Estimate" herein for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Products and Services

	Electric Utilities' Revenues
Period	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended September 30, 2015	$4,701	$520	$169	$5,390
Three Months Ended September 30, 2014	4,558	600	169	5,327

Nine Months Ended September 30, 2015	$11,958	$1,435	$494	$13,887
Nine Months Ended September 30, 2014	12,186	1,719	503	14,408

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
See the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which the registrants are involved.
Item 1A. Risk Factors.
In addition to the factors described in RISK FACTORS in Item 1A of the Form 10-K, Southern Company faces the following additional risks:
Risks Related to the Proposed Merger with AGL Resources
Southern Company and AGL Resources may encounter difficulties in satisfying the conditions for the completion of the Merger, including receipt of all required regulatory approvals, which could delay the completion of the Merger or impose conditions that could have a material adverse effect on the combined company or that could cause either party to abandon the Merger.
Consummation of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, among others, (i) approval of the Merger Agreement by AGL Resources' shareholders, which is scheduled for vote on November 19, 2015, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the approval of the California Public Utilities Commission, Georgia PSC, Illinois Commerce Commission, Maryland PSC, New Jersey Board of Public Utilities, and Virginia State Corporation Commission, and other approvals required under applicable state laws, and the approval of the Federal Communications Commission (FCC) for the transfer of control over the FCC licenses of certain subsidiaries of AGL Resources and any other approval which Southern Company and AGL Resources agree are required, (iv) the absence of a judgment, order, decision, injunction, ruling, or other finding or agency requirement of a governmental entity prohibiting the consummation of the Merger, and (v) other customary closing conditions, including (a) subject to certain materiality qualifiers, the accuracy of each party's representations and warranties and (b) each party's performance in all material respects of its obligations under the Merger Agreement.
Southern Company expects to complete the required state regulatory filings in the fourth quarter 2015. These governmental entities may decline to approve the Merger or may impose conditions on the completion, or require changes to the terms, of the Merger, including restrictions or conditions on the business, operations, or financial performance of the combined company following the Merger.
Satisfying the conditions to completion of the Merger may take longer, and could cost more, than Southern Company expects. Any delay in completing the Merger or any additional conditions imposed in order to complete the Merger may materially adversely affect the benefits that Southern Company expects to achieve from the Merger and the integration of the companies' respective businesses.
In addition, conditions to the completion of the Merger may fail to be satisfied. Subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by August 23, 2016, which date may be extended by either party to February 23, 2017 if, on August 23, 2016, all conditions to closing other than those relating to (i) regulatory approvals and (ii) the absence of legal restraints preventing consummation of the Merger (to the extent relating to regulatory approvals) have been satisfied.
Any delay in completing the Merger, conditions imposed by governmental entities, or failure to complete the Merger could have a material adverse effect on the financial condition, net income, and cash flows of Southern Company.

Failure to complete the Merger could negatively impact Southern Company's stock price and Southern Company's future business and financial results.
Completion of the Merger is not assured and is subject to risks, including the risks that approval of the transaction by governmental entities will not be obtained or that certain other closing conditions will not be satisfied. If the Merger is not completed, Southern Company's ongoing businesses and financial results may be adversely affected and Southern Company will be subject to a number of risks, including the following:

•	Southern Company will be required to pay significant costs relating to the Merger, including legal, accounting, and financial advisory costs, whether or not the Merger is completed;

•
matters relating to the Merger (including integration planning) may require substantial commitments of time and resources by Southern Company management, which could otherwise have been devoted to other opportunities that may have been beneficial to Southern Company; and

•	negative publicity and a negative impression of Southern Company in the investment community.
The occurrence of any of these events, individually or in combination, could cause the share price of Southern Company to decline if and to the extent that the current market prices reflect an assumption by the market that the Merger will be completed.
If completed, the Merger may not achieve its intended results.
Southern Company entered into the Merger Agreement with the expectation that the Merger would result in various benefits. Achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether the business of AGL Resources is integrated in an efficient and effective manner, conditions imposed on the Merger by federal and state public utility, antitrust, and other regulatory authorities prior to approval, general market and economic conditions, and general competitive factors in the market place. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues generated by the combined company, and diversion of management's time and energy and could have an adverse effect on the combined company's financial condition, net income, and cash flows.
The Southern Company system will be subject to business uncertainties while the Merger is pending that could adversely affect Southern Company's financial results.
Uncertainty about the effect of the Merger on employees, suppliers, and customers of the Southern Company system may have an adverse effect on Southern Company. These uncertainties may impair the Southern Company system's ability to attract, retain, and motivate key personnel until the Merger is completed and for a period of time thereafter and could cause customers, suppliers, and others that deal with the Southern Company system to seek to change existing business relationships.
Employee retention and recruitment may be particularly challenging prior to the completion of the Merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company. If key employees depart or fail to accept employment with the Southern Company system because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, Southern Company's financial results could be adversely affected.
The pursuit of the Merger and the preparation for the integration of AGL Resources into the Southern Company system may place a significant burden on management and internal resources. The diversion of management attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect Southern Company's financial results.
Southern Company is obligated to complete the Merger whether or not it has obtained the required financing.
Southern Company intends to initially fund the cash consideration for the Merger using approximately $7.0 billion of debt and $1.0 billion of equity. Southern Company expects to issue approximately $2.0 billion of additional equity through 2019 to offset a portion of the debt issued to fund the cash consideration for the Merger. In addition,

Southern Company entered into the $8.1 billion Bridge Agreement on September 30, 2015 to provide financing for the Merger in the event long-term financing is not available. The Bridge Agreement is subject to various conditions contained in the Bridge Agreement and the issuance of long-term debt and equity sales to finance the Merger will be subject to future market conditions.
Pending shareholder suits filed in connection with the Merger, the outcomes of which are uncertain, could delay or prevent the completion of the Merger.
AGL Resources and each member of the AGL Resources board of directors have been named as defendants in four purported shareholder class action lawsuits filed on behalf of named plaintiffs and other AGL Resources shareholders challenging the Merger and seeking, among other things, preliminary and permanent injunctive relief enjoining the Merger, and, in certain circumstances, damages. Southern Company and Merger Sub were also named as defendants in two of these lawsuits. If a plaintiff in these or any other future litigation is successful in obtaining an injunction prohibiting the parties from completing the Merger on the terms contemplated by the Merger Agreement, the injunction may prevent the completion of the Merger in the expected timeframe or altogether. If completion of the Merger is prevented or delayed, it could result in substantial costs to Southern Company. In addition, Southern Company could incur significant costs in connection with the lawsuits, including the costs associated with defending these lawsuits or any other liabilities or costs the parties may incur in connection with the litigation or settlement of these lawsuits.
Following the Merger, stockholders of Southern Company will own equity interests in a company whose subsidiary owns and operates a natural gas business.
AGL Resources is an energy services holding company whose primary business is the distribution of natural gas through natural gas distribution utilities. AGL Resources is involved in several other businesses that are mainly related and complementary to its primary business including: retail operations including the provision of natural gas commodity and related services to customers in competitive markets or markets that provide for customer choice, wholesale services including natural gas storage, gas pipeline arbitrage, and natural gas asset management and/or related logistics services, and midstream operations including high deliverability natural gas storage facilities and select pipelines. As a result, the combined company will be subject to various risks to which Southern Company is not currently subject, including risks related to transporting and storing natural gas. As stockholders of the combined company following the Merger, Southern Company stockholders may be adversely affected by these risks.
Southern Company may record goodwill that could become impaired and adversely affect its operating results.
In accordance with GAAP, the Merger will be accounted for using the acquisition method of accounting whereby the assets acquired and liabilities assumed are recognized at fair value as of the acquisition date. The excess of the purchase price over the fair values of AGL Resources' assets and liabilities will be recorded as goodwill.
The amount of goodwill, which could be material, will be allocated to the appropriate reporting units of the combined company. Southern Company is required to assess goodwill for impairment at least annually by comparing the fair value of reporting units to the carrying value of those reporting units. To the extent the carrying value of any of those reporting units is greater than the fair value, a second step comparing the implied fair value of goodwill to the carrying amount would be required to determine if the goodwill is impaired. Such a potential impairment could result in a material charge that would have a material impact on Southern Company's future operating results and consolidated balance sheet.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

2015	Total Number of Shares Purchased (*)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (*)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (*)
July 1 – July 31	—	N/A	N/A	N/A
August 1 – August 31	—	N/A	N/A	N/A
September 1 – September 30	—	N/A	N/A	N/A
Total	—	N/A	N/A	17,400,634

(*)
On March 2, 2015, Southern Company announced a program to repurchase up to 20 million shares of Southern Company common stock to offset all or a portion of the incremental shares issued under its employee and director equity compensation plans, including through stock option exercises, until December 31, 2017. There were no repurchases under this program in the third quarter 2015. As of September 30, 2015, Southern Company had repurchased a total of 2,599,366 shares under this program. No further repurchases under this program are anticipated.

Item 6.    Exhibits.
The exhibits below with an asterisk (*) preceding the exhibit number are filed herewith. The remaining exhibits have previously been filed with the SEC and are incorporated herein by reference. The exhibits marked with a pound sign (#) are management contracts or compensatory plans or arrangements.

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession

Southern Company

	(a)1	-	Agreement and Plan of Merger by and among Southern Company, Merger Sub, and AGL Resources, dated August 23, 2015. (Designated in Form 8-K dated August 23, 2015, File No. 1-3526, as Exhibit 2.1.)

(3) Articles of Incorporation and By-Laws

Mississippi Power

	(e)1	-	By-laws of Mississippi Power as amended effective October 19, 2015, and as presently in effect. (Designated in Form 8-K dated October 19, 2015, File No. 1-3164, as Exhibit 3.1.)

(4) Instruments Describing Rights of Security Holders, Including Indentures

Southern Company

	(a)1	-
Subordinated Note Indenture, dated as of October 1, 2015, between Southern Company and Wells Fargo Bank, National Association, as Trustee. (Designated in Form 8-K dated October 1, 2015, File No. 1-3526, as Exhibit 4.3.)

	(a)2	-
First Supplemental Indenture to Subordinated Note Indenture, dated as of October 8, 2015, providing for the issuance of the Series 2015A 6.25% Junior Subordinated Notes due October 15, 2075. (Designated in Form 8-K dated October 1, 2015, File No. 1-3526, as Exhibit 4.4.)

(10) Material Contracts

Southern Company

	(a)1	-	Commitment Letter, dated August 23, 2015. (Designated in Form 8-K dated August 23, 2015, File No. 1-3526, as Exhibit 10.1.)

	(a)2	-
Bridge Credit Agreement, dated as of September 30, 2015, among Southern Company, as the Borrower, the Lenders identified therein, and Citibank, N.A., as Administrative Agent. (Designated in Form 8-K dated September 30, 2015, File No. 1-3526, as Exhibit 10.1.)

Southern Power

*	(f)1	-
Amended and Restated Engineering, Procurement and Construction Agreement between Desert Stateline Holdings, LLC and First Solar Electric (California), Inc. dated as of August 31, 2015. (Southern Power has requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the SEC. Southern Power omitted such portions from the filing and filed them separately with the SEC.)

(24) Power of Attorney and Resolutions

Southern Company

	(a)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2014, File No. 1-3526 as Exhibit 24(a).)

Alabama Power

	(b)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2014, File No. 1-3164 as Exhibit 24(b).)

Georgia Power

	(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2014, File No. 1-6468 as Exhibit 24(c).)

Gulf Power

	(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2014, File No. 001-31737 as Exhibit 24(d).)

	(d)2	-	Power of Attorney for Xia Liu. (Designated in the Form 10-Q for the quarter ended June 30, 2015, File No. 001-31737 as Exhibit 24(d)2.)

Mississippi Power

	(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2014, File No. 001-11229 as Exhibit 24(e).)

Southern Power

	(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2014, File No. 333-98553 as Exhibit 24(f).)

(31) Section 302 Certifications

Southern Company

*	(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Gulf Power

*	(d)1	-	Certificate of Gulf Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(d)2	-	Certificate of Gulf Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(e)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(e)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(f)1	-	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(f)2	-	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
(32) Section 906 Certifications

Southern Company

*	(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Gulf Power

*	(d)	-	Certificate of Gulf Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(e)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(f)	-	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101) XBRL – Related Documents

*	INS	-	XBRL Instance Document
*	SCH	-	XBRL Taxonomy Extension Schema Document
*	CAL	-	XBRL Taxonomy Calculation Linkbase Document
*	DEF	-	XBRL Definition Linkbase Document
*	LAB	-	XBRL Taxonomy Label Linkbase Document
*	PRE	-	XBRL Taxonomy Presentation Linkbase Document

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
Date: November 5, 2015

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
Date: November 5, 2015

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
Date: November 5, 2015

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
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By	Xia Liu
Vice President and Chief Financial Officer
(Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: November 5, 2015

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
Chairman and Chief Executive Officer
(Principal Executive Officer)

By	Moses H. Feagin
Vice President, Treasurer, and Chief Financial Officer
(Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: November 5, 2015

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
Date: November 5, 2015