Form 10-Q
period 2017-09-30
SOUTHERN CO; SOUTHERN POWER CO; ALABAMA POWER CO; GULF POWER CO; GEORGIA POWER CO; SOUTHERN Co GAS; MISSISSIPPI POWER CO
filed 2017-11-01
CIK 92122, 1160661, 3153, 44545, 41091, 1004155, 66904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

Registrant	Description of Common Stock	Shares Outstanding at September 30, 2017
The Southern Company	Par Value $5 Per Share	1,003,627,691
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Gulf Power Company	Without Par Value	7,392,717
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
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

2013 ARP	Alternative Rate Plan approved by the Georgia PSC in 2013 for Georgia Power for the years 2014 through 2016 and subsequently extended through 2019
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a joint venture to construct and operate a natural gas pipeline in which Southern Company Gas has a 5% ownership interest
Baseload Act	State of Mississippi legislation designed to enhance the Mississippi PSC's authority to facilitate development and construction of baseload generation in the State of Mississippi
CCR	Coal combustion residuals
Clean Power Plan
Final action published by the EPA in 2015 that established guidelines for states to develop plans to meet EPA-mandated CO2 emission rates or emission reduction goals for existing electric generating units

CO2	Carbon dioxide
COD	Commercial operation date
Contractor Settlement Agreement	The December 31, 2015 agreement between Westinghouse and the Vogtle Owners resolving disputes between the Vogtle Owners and the EPC Contractor under the Vogtle 3 and 4 Agreement
Cooperative Energy	Electric cooperative in Mississippi formerly known as South Mississippi Electric Power Association (SMEPA)
CPCN	Certificate of public convenience and necessity
CWIP	Construction work in progress
Dalton Pipeline	A 50% undivided ownership interest of Southern Company Gas in a pipeline facility in Georgia
DOE	U.S. Department of Energy
ECO Plan	Mississippi Power's Environmental Compliance Overview Plan
Eligible Project Costs	Certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the Title XVII Loan Guarantee Program
EPA	U.S. Environmental Protection Agency
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

GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Horizon Pipeline	Horizon Pipeline Company, LLC

DEFINITIONS
(continued)

Term	Meaning

IGCC	Integrated coal gasification combined cycle
IIC	Intercompany interchange contract
Illinois Commission	Illinois Commerce Commission, the state regulatory agency for Nicor Gas
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
ITC	Investment tax credit
Kemper IGCC	Mississippi Power's IGCC project in Kemper County, Mississippi
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LNG	Liquefied natural gas
Loan Guarantee Agreement
Loan guarantee agreement entered into by Georgia Power with the DOE in 2014, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4

LOCOM	Lower of weighted average cost or current market price
LTSA	Long-term service agreement
MATS rule	Mercury and Air Toxics Standards rule
Merger	The merger, effective July 1, 2016, of a wholly-owned, direct subsidiary of Southern Company with and into Southern Company Gas, with Southern Company Gas continuing as the surviving corporation
Mirror CWIP	A regulatory liability used by Mississippi Power to record customer refunds resulting from a 2015 Mississippi PSC order
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MRA	Municipal and Rural Associations
MW	Megawatt
natural gas distribution utilities	Southern Company Gas' seven natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, Elizabethtown Gas, Florida City Gas, Chattanooga Gas Company, and Elkton Gas)
NCCR	Georgia Power's Nuclear Construction Cost Recovery
New Jersey BPU	New Jersey Board of Public Utilities, the state regulatory agency for Elizabethtown Gas
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange, Inc.
OCI	Other comprehensive income
PennEast Pipeline	PennEast Pipeline Company, LLC, a joint venture to construct and operate a natural gas pipeline in which Southern Company Gas has a 20% ownership interest
PEP	Mississippi Power's Performance Evaluation Plan
Piedmont	Piedmont Natural Gas Company, Inc.
Pivotal Utility Holdings	Pivotal Utility Holdings, Inc., a wholly-owned subsidiary of Southern Company Gas, doing business as Elizabethtown Gas, Elkton Gas, and Florida City Gas
Plant Vogtle Units 3 and 4	Two new nuclear generating units under construction at Georgia Power's Plant Vogtle
PowerSecure	PowerSecure, Inc.
power pool
The operating arrangement whereby the integrated generating resources of the traditional electric operating companies and Southern Power (excluding subsidiaries) are subject to joint commitment and dispatch in order to serve their combined load obligations

DEFINITIONS
(continued)

Term	Meaning

PPA	Power purchase agreements, as well as, for Southern Power, contracts for differences that provide the owner of a renewable facility a certain fixed price for the electricity sold to the grid
PSC	Public Service Commission
PTC	Production tax credit
Rate CNP	Alabama Power's Rate Certificated New Plant
Rate CNP Compliance	Alabama Power's Rate Certificated New Plant Compliance
Rate CNP PPA	Alabama Power's Rate Certificated New Plant Power Purchase Agreement
Rate ECR	Alabama Power's Rate Energy Cost Recovery
Rate NDR	Alabama Power's Rate Natural Disaster Reserve
Rate RSE	Alabama Power's Rate Stabilization and Equalization plan
registrants	Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Southern Power Company, and Southern Company Gas
ROE	Return on equity
S&P	S&P Global Ratings, a division of S&P Global Inc.
scrubber	Flue gas desulfurization system
SCS	Southern Company Services, Inc. (the Southern Company system service company)
SEC	U.S. Securities and Exchange Commission
SNG	Southern Natural Gas Company, L.L.C.
Southern Company	The Southern Company
Southern Company Gas	Southern Company Gas and its subsidiaries
Southern Company Gas Capital	Southern Company Gas Capital Corporation, a 100%-owned subsidiary of Southern Company Gas
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning regulated rates, the strategic goals for the wholesale business, customer and sales growth, economic conditions, fuel and environmental cost recovery and other rate actions, current and proposed environmental regulations and related compliance plans and estimated expenditures, pending or potential litigation matters, access to sources of capital, financing activities, completion dates of construction projects, completion of announced acquisitions or dispositions, filings with state and federal regulatory authorities, federal income tax benefits, estimated sales and purchases under power sale and purchase agreements, and estimated construction and other plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

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

•
potential business strategies, including acquisitions or dispositions of assets or businesses, including the proposed disposition by a wholly-owned subsidiary of Southern Company Gas of Elizabethtown Gas and Elkton Gas, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;

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

THE SOUTHERN COMPANY
AND SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Operating Revenues:
Retail electric revenues	$4,615	$4,808	$11,786	$11,932
Wholesale electric revenues	718	613	1,867	1,455
Other electric revenues	168	181	510	529
Natural gas revenues	532	518	2,746	518
Other revenues	168	144	494	281
Total operating revenues	6,201	6,264	17,403	14,715
Operating Expenses:
Fuel	1,285	1,400	3,372	3,334
Purchased power	256	227	646	581
Cost of natural gas	134	133	1,085	133
Cost of other sales	90	84	293	161
Other operations and maintenance	1,287	1,411	3,918	3,616
Depreciation and amortization	767	695	2,236	1,805
Taxes other than income taxes	303	309	941	821
Estimated loss on Kemper IGCC	34	88	3,155	222
Total operating expenses	4,156	4,347	15,646	10,673
Operating Income	2,045	1,917	1,757	4,042
Other Income and (Expense):
Allowance for equity funds used during construction	18	52	133	150
Earnings from equity method investments	32	29	100	28
Interest expense, net of amounts capitalized	(407)	(374)	(1,248)	(913)
Other income (expense), net	11	(8)	2	(66)
Total other income and (expense)	(346)	(301)	(1,013)	(801)
Earnings Before Income Taxes	1,699	1,616	744	3,241
Income taxes	590	439	317	917
Consolidated Net Income	1,109	1,177	427	2,324
Less:
Dividends on preferred and preference stock of subsidiaries	10	11	32	34
Net income attributable to noncontrolling interests	30	27	48	39
Consolidated Net Income Attributable to Southern Company	$1,069	$1,139	$347	$2,251
Common Stock Data:
Earnings per share —
Basic	$1.07	$1.18	$0.35	$2.40
Diluted	$1.06	$1.17	$0.35	$2.38
Average number of shares of common stock outstanding (in millions)
Basic	1,003	968	998	940
Diluted	1,010	975	1,005	945
Cash dividends paid per share of common stock	$0.5800	$0.5600	$1.7200	$1.6625
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Consolidated Net Income	$1,109	$1,177	$427	$2,324
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $15, $12, $32, and $(74), respectively	25	19	54	(118)
Reclassification adjustment for amounts included in net income, net of tax of $(10), $2, $(36), and $13, respectively	(17)	2	(59)	20
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $1, $1, $2, and $2, respectively	1	1	3	3
Total other comprehensive income (loss)	9	22	(2)	(95)
Comprehensive Income	1,118	1,199	425	2,229
Less:
Dividends on preferred and preference stock of subsidiaries	10	11	32	34
Comprehensive income attributable to noncontrolling interests	30	27	48	39
Consolidated Comprehensive Income Attributable to Southern Company	$1,078	$1,161	$345	$2,156
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2017	2016
	(in millions)
Operating Activities:
Consolidated net income	$427	$2,324
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	2,564	2,109
Deferred income taxes	15	(22)
Allowance for equity funds used during construction	(133)	(150)
Pension, postretirement, and other employee benefits	(64)	(158)
Settlement of asset retirement obligations	(137)	(117)
Hedge settlements	—	(236)
Estimated loss on Kemper IGCC	3,148	222
Other, net	(8)	(1)
Changes in certain current assets and liabilities —
-Receivables	426	(458)
-Fossil fuel for generation	59	204
-Natural gas for sale, net of temporary LIFO liquidation	—	(222)
-Other current assets	(164)	(112)
-Accounts payable	(467)	(9)
-Accrued taxes	157	1,062
-Accrued compensation	(230)	(122)
-Retail fuel cost over recovery	(211)	(106)
-Other current liabilities	(129)	88
Net cash provided from operating activities	5,253	4,296
Investing Activities:
Business acquisitions, net of cash acquired	(1,032)	(9,513)
Property additions	(5,242)	(5,252)
Investment in restricted cash	(16)	(750)
Distribution of restricted cash	33	746
Nuclear decommissioning trust fund purchases	(585)	(838)
Nuclear decommissioning trust fund sales	580	832
Cost of removal, net of salvage	(208)	(155)
Change in construction payables, net	120	(259)
Investment in unconsolidated subsidiaries	(134)	(1,421)
Payments pursuant to LTSAs	(189)	(125)
Other investing activities	(14)	95
Net cash used for investing activities	(6,687)	(16,640)
Financing Activities:
Increase (decrease) in notes payable, net	(515)	655
Proceeds —
Long-term debt	4,068	14,091
Common stock	613	3,265
Preferred stock	250	—
Short-term borrowings	1,263	—
Redemptions and repurchases —
Long-term debt	(1,981)	(2,405)
Preferred and preference stock	(150)	—
Short-term borrowings	(409)	(475)
Distributions to noncontrolling interests	(89)	(22)
Capital contributions from noncontrolling interests	79	367
Purchase of membership interests from noncontrolling interests	—	(129)
Payment of common stock dividends	(1,716)	(1,553)
Other financing activities	(113)	(185)
Net cash provided from financing activities	1,300	13,609
Net Change in Cash and Cash Equivalents	(134)	1,265
Cash and Cash Equivalents at Beginning of Period	1,975	1,404
Cash and Cash Equivalents at End of Period	$1,841	$2,669
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $72 and $94 capitalized for 2017 and 2016, respectively)	$1,286	$766
Income taxes, net	(187)	(151)
Noncash transactions — Accrued property additions at end of period	805	578
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2017	At December 31, 2016
	(in millions)
Current Assets:
Cash and cash equivalents	$1,841	$1,975
Receivables —
Customer accounts receivable	1,744	1,583
Energy marketing receivables	427	623
Unbilled revenues	595	706
Under recovered fuel clause revenues	62	—
Income taxes receivable, current	138	544
Other accounts and notes receivable	578	377
Accumulated provision for uncollectible accounts	(43)	(43)
Materials and supplies	1,499	1,462
Fossil fuel for generation	571	689
Natural gas for sale	631	631
Prepaid expenses	365	364
Other regulatory assets, current	585	581
Other current assets	209	230
Total current assets	9,202	9,722
Property, Plant, and Equipment:
In service	102,014	98,416
Less: Accumulated depreciation	31,164	29,852
Plant in service, net of depreciation	70,850	68,564
Nuclear fuel, at amortized cost	865	905
Construction work in progress	8,026	8,977
Total property, plant, and equipment	79,741	78,446
Other Property and Investments:
Goodwill	6,267	6,251
Equity investments in unconsolidated subsidiaries	1,637	1,549
Other intangible assets, net of amortization of $156 and $62 at September 30, 2017 and December 31, 2016, respectively	902	970
Nuclear decommissioning trusts, at fair value	1,783	1,606
Leveraged leases	788	774
Miscellaneous property and investments	236	270
Total other property and investments	11,613	11,420
Deferred Charges and Other Assets:
Deferred charges related to income taxes	1,318	1,629
Unamortized loss on reacquired debt	210	223
Other regulatory assets, deferred	6,718	6,851
Other deferred charges and assets	1,513	1,406
Total deferred charges and other assets	9,759	10,109
Total Assets	$110,315	$109,697
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At September 30, 2017	At December 31, 2016
	(in millions)
Current Liabilities:
Securities due within one year	$3,505	$2,587
Notes payable	2,579	2,241
Energy marketing trade payables	451	597
Accounts payable	2,353	2,228
Customer deposits	550	558
Accrued taxes —
Accrued income taxes	176	193
Unrecognized tax benefits	17	385
Other accrued taxes	690	667
Accrued interest	443	518
Accrued compensation	703	915
Asset retirement obligations, current	245	378
Acquisitions payable	—	489
Other regulatory liabilities, current	139	236
Other current liabilities	752	925
Total current liabilities	12,603	12,917
Long-term Debt	44,042	42,629
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	14,321	14,092
Accumulated deferred ITCs	2,290	2,228
Employee benefit obligations	2,139	2,299
Asset retirement obligations, deferred	4,356	4,136
Other cost of removal obligations	2,708	2,748
Other regulatory liabilities, deferred	449	476
Other deferred credits and liabilities	1,048	1,278
Total deferred credits and other liabilities	27,311	27,257
Total Liabilities	83,956	82,803
Redeemable Preferred Stock of Subsidiaries	361	118
Redeemable Noncontrolling Interests	59	164
Stockholders' Equity:
Common Stockholders' Equity:
Common stock, par value $5 per share —
Authorized — 1.5 billion shares
Issued — September 30, 2017: 1.0 billion shares
— December 31, 2016: 991 million shares
Treasury — September 30, 2017: 0.9 million shares
— December 31, 2016: 0.8 million shares
Par value	5,018	4,952
Paid-in capital	10,300	9,661
Treasury, at cost	(35)	(31)
Retained earnings	8,981	10,356
Accumulated other comprehensive loss	(182)	(180)
Total Common Stockholders' Equity	24,082	24,758
Preferred and Preference Stock of Subsidiaries	462	609
Noncontrolling Interests	1,395	1,245
Total Stockholders' Equity	25,939	26,612
Total Liabilities and Stockholders' Equity	$110,315	$109,697
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2017 vs. THIRD QUARTER 2016
AND
YEAR-TO-DATE 2017 vs. YEAR-TO-DATE 2016

OVERVIEW
Southern Company is a holding company that owns all of the common stock of the traditional electric operating companies and the parent entities of Southern Power and Southern Company Gas and owns other direct and indirect subsidiaries. Discussion of the results of operations is focused on the Southern Company system's primary businesses of electricity sales by the traditional electric operating companies and Southern Power and the distribution of natural gas by Southern Company Gas. The four traditional electric operating companies are vertically integrated utilities providing electric service in four Southeastern states. Southern Power constructs, acquires, owns, and manages power generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. Southern Company Gas distributes natural gas through natural gas distribution utilities in seven states and is involved in several other complementary businesses including gas marketing services, wholesale gas services, and gas midstream operations. Southern Company's other business activities include providing energy technologies and services to electric utilities and large industrial, commercial, institutional, and municipal customers. Customer solutions include distributed generation systems, utility infrastructure solutions, and energy efficiency products and services. Other business activities also include investments in telecommunications, leveraged lease projects, and gas storage facilities. For additional information, see BUSINESS – "The Southern Company System – Traditional Electric Operating Companies," " – Southern Power," " – Southern Company Gas," and " – Other Businesses" in Item 1 of the Form 10-K. See FUTURE EARNINGS POTENTIAL herein for information regarding agreements entered into by a wholly-owned subsidiary of Southern Company Gas to sell two of its natural gas distribution utilities.
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
While the ultimate disposition of the gasification portions of the Kemper IGCC remains subject to the Mississippi PSC's jurisdiction, including the potential resolution of the matters addressed in the Kemper IGCC Settlement Docket, given the Mississippi PSC's stated intent regarding no further rate increase for the Kemper County energy facility, cost recovery of the gasification portions is no longer probable; therefore, Mississippi Power recorded an additional charge to income in June 2017 of $2.8 billion ($2.0 billion after tax), which includes estimated costs associated with the gasification portions of the plant and lignite mine. In the third quarter 2017, Mississippi Power recorded an additional charge of $34 million ($21 million after tax) for ongoing project costs during suspension, which includes estimated gasifier-related costs through December 31, 2017 to reflect the Mississippi PSC's schedule for the Kemper IGCC Settlement Docket, as well as mine-related costs and other suspension costs through September 30, 2017. Any extension of the suspension period beyond December 31, 2017 is currently estimated to result in additional suspension costs of approximately $5 million per month. In the event the gasification portions of the project are ultimately canceled, additional pre-tax costs, which include mine and Kemper IGCC plant closure costs and contract termination costs, currently estimated at approximately $100 million to $200 million are expected to be incurred.
Total pre-tax charges to income for the estimated probable losses on the Kemper IGCC were $34 million ($21 million after tax) for the third quarter 2017 and $3.2 billion ($2.2 billion after tax) for the nine months ended September 30, 2017. In the aggregate, since the Kemper IGCC project started, Mississippi Power has incurred charges of $6.0 billion ($4.0 billion after tax) through September 30, 2017.
Mississippi Power reached and filed a settlement agreement on August 21, 2017 with certain parties (not including the Mississippi Public Utilities Staff (MPUS)), which it believes met the conditions of the Kemper Settlement Order. The settlement agreement provides for an annual revenue requirement of $126 million for Kemper IGCC-related costs, which would (i) be effective January 1, 2018, (ii) represent no rate increase for customers, and (iii) include no recovery for the costs associated with the gasifier portion of the Kemper IGCC in 2018 or at any future date. In addition, under the settlement agreement, the CPCN for the Kemper IGCC would be modified to limit the Kemper County energy facility to natural gas combined cycle operation and Mississippi Power would, in the future, file a reserve margin plan with the Mississippi PSC. The Mississippi PSC issued a scheduling order, as amended on October 5, 2017, noting Mississippi Power and the MPUS had failed to reach a joint stipulation and ordering a full hearing. The Mississippi PSC is expected to rule on an order resolving this matter in January 2018.
As of September 30, 2017, Mississippi Power has recorded a total of approximately $1.3 billion in costs associated with the combined cycle portion of the Kemper IGCC including transmission and related regulatory assets, of which $0.8 billion is included in retail and wholesale rates. The $0.5 billion not included in current rates includes costs in excess of the original 2010 estimate for the combined cycle portion of the facility, as well as the 15% that was previously contracted to Cooperative Energy. Mississippi Power has calculated the revenue requirements resulting from these remaining costs, using reasonable assumptions for amortization periods, and expects them to be recovered through rates consistent with the Mississippi PSC's requested settlement conditions. The ultimate outcome will be determined by the Mississippi PSC in the Kemper IGCC Settlement Docket proceedings.
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

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nuclear Construction
On March 29, 2017, the EPC Contractor for Plant Vogtle Units 3 and 4 filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. To provide for a continuation of work, Georgia Power, acting for itself and as agent for the Vogtle Owners, entered into an interim assessment agreement with the EPC Contractor (Interim Assessment Agreement), which the bankruptcy court approved on March 30, 2017. On June 9, 2017, Georgia Power and the other Vogtle Owners and Toshiba entered into a settlement agreement regarding the Toshiba Guarantee (Guarantee Settlement Agreement). Pursuant to the Guarantee Settlement Agreement, Toshiba acknowledged the amount of its obligation under the Toshiba Guarantee is $3.68 billion (Guarantee Obligations), of which Georgia Power's proportionate share is approximately $1.7 billion, and that the Guarantee Obligations exist regardless of whether Plant Vogtle Units 3 and 4 are completed. On October 2, 2017, Georgia Power received the first installment of the Guarantee Obligations of $300 million from Toshiba, of which Georgia Power's proportionate share was $137 million.
Additionally, on June 9, 2017, Georgia Power, acting for itself and as agent for the other Vogtle Owners, and the EPC Contractor entered into a services agreement (Services Agreement), which was amended and restated on July 20, 2017, for the EPC Contractor to transition construction management of Plant Vogtle Units 3 and 4 to Southern Nuclear and to provide ongoing design, engineering, and procurement services to Southern Nuclear. On July 27, 2017, the Services Agreement, and the EPC Contractor's rejection of the Vogtle 3 and 4 Agreement, became effective upon approval by the DOE and the Interim Assessment Agreement expired pursuant to its terms. The Services Agreement will continue until the start-up and testing of Plant Vogtle Units 3 and 4 is complete and electricity is generated and sold from both units. The Services Agreement is terminable by the Vogtle Owners upon 30 days' written notice. Effective October 23, 2017, Georgia Power, acting for itself and as agent for the other Vogtle Owners, entered into a construction completion agreement (Bechtel Agreement) with Bechtel Power Corporation (Bechtel), whereby Bechtel will serve as the primary contractor for the remaining construction activities for Plant Vogtle Units 3 and 4.
In the seventeenth Vogtle Construction Monitoring (VCM) report filed on August 31, 2017, Georgia Power recommended that construction of Plant Vogtle Units 3 and 4 be continued, with Southern Nuclear serving as project manager. Georgia Power believes that the most reasonable schedule for completing Plant Vogtle Units 3 and 4 is by November 2021 for Unit 3 and by November 2022 for Unit 4, at an additional cost of approximately $1.41 billion, net of the Guarantee Settlement Agreement. The Georgia PSC is expected to make a decision on these matters by February 6, 2018.
On September 28, 2017, the DOE issued a conditional commitment to Georgia Power for up to approximately $1.67 billion in additional guaranteed loans under the Loan Guarantee Agreement. Final approval and issuance of these additional loan guarantees by the DOE cannot be assured and are subject to the negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions. See Note 6 to the financial statements of Southern Company under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information, including applicable covenants, events of default, mandatory prepayment events, and conditions to borrowing.
An inability or other failure by Toshiba to perform its obligations under the Guarantee Settlement Agreement could have a further material impact on the net cost to the Vogtle Owners to complete construction of Plant Vogtle Units 3 and 4 and, therefore, on Southern Company's financial statements. The ultimate outcome of these matters cannot be determined at this time. See FUTURE EARNINGS POTENTIAL – "Construction Program – Nuclear Construction" herein for additional information on Plant Vogtle Units 3 and 4, including Georgia Power's cost-to-complete and cancellation cost assessments for Plant Vogtle Units 3 and 4.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net Income

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(70)	(6.1)	$(1,904)	(84.6)
Consolidated net income attributable to Southern Company was $1.07 billion ($1.07 per share) for the third quarter 2017 compared to $1.14 billion ($1.18 per share) for the corresponding period in 2016. The decrease was primarily due to a decrease in retail electric revenues due to milder weather and lower customer usage, a decrease in tax benefits at Southern Power, and an increase in depreciation and amortization. These changes were partially offset by higher retail electric revenues resulting from increases in base rates and a decrease in operations and maintenance expenses.
Consolidated net income attributable to Southern Company was $347 million ($0.35 per share) for year-to-date 2017 compared to $2.3 billion ($2.40 per share) for the corresponding period in 2016. The decrease was primarily due to charges of $3.2 billion and $222 million for year-to-date 2017 and 2016, respectively, related to the Kemper IGCC at Mississippi Power. Also contributing to the change was an increase of $299 million in net income from Southern Company Gas reflecting the nine-month period in 2017 compared to the three-month period following the Merger closing on July 1, 2016, higher retail electric revenues resulting from increases in base rates, and increases in renewable energy sales at Southern Power, partially offset by a decrease in retail electric revenues due to milder weather and lower customer usage, higher interest expense, and an increase in depreciation and amortization.
See Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information regarding the Kemper IGCC and Note (I) to the Condensed Financial Statements under "Southern Company" herein for additional information on the Merger.
Retail Electric Revenues

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(193)	(4.0)	$(146)	(1.2)
In the third quarter 2017, retail electric revenues were $4.6 billion compared to $4.8 billion for the corresponding period in 2016. For year-to-date 2017, retail electric revenues were $11.8 billion compared to $11.9 billion for the corresponding period in 2016.
Details of the changes in retail electric revenues were as follows:

	Third Quarter 2017		Year-to-Date 2017
	(in millions)	(% change)	(in millions)	(% change)
Retail electric – prior year	$4,808		$11,932
Estimated change resulting from –
Rates and pricing	138	2.9	338	2.8
Sales decline	(52)	(1.1)	(74)	(0.6)
Weather	(162)	(3.4)	(351)	(2.9)
Fuel and other cost recovery	(117)	(2.4)	(59)	(0.5)
Retail electric – current year	$4,615	(4.0)%	$11,786	(1.2)%
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2017 when compared to the corresponding periods in 2016 primarily due to a Rate RSE increase at Alabama Power effective

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

January 1, 2017, the recovery of Plant Vogtle Units 3 and 4 construction financing costs under the NCCR tariff at Georgia Power, and an increase in retail base revenues effective July 2017 and in environmental cost recovery effective November 2016 at Gulf Power.
See Note 3 to the financial statements of Southern Company under "Regulatory Matters – Alabama Power," " – Georgia Power – Rate Plans," and " – Gulf Power – Retail Base Rate Cases" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information.
Revenues attributable to changes in sales decreased in the third quarter and year-to-date 2017 when compared to the corresponding periods in 2016. Weather-adjusted residential KWH sales decreased 2.0% and 0.6% in the third quarter and year-to-date 2017, respectively, primarily due to decreased customer usage resulting from an increase in penetration of energy efficient residential appliances, partially offset by customer growth. Weather-adjusted commercial KWH sales decreased 1.4% and 1.1% in the third quarter and year-to-date 2017, respectively, primarily due to decreased customer usage resulting from customer initiatives in energy savings and an ongoing migration to the electronic commerce business model, partially offset by customer growth. Industrial KWH sales decreased 0.5% and 1.1% in the third quarter and year-to-date 2017, respectively, primarily in the paper sector, partially offset by increased sales in the primary metals and textile sectors. Despite a more stable dollar and improving global economy, the industrial sector remains constrained by economic policy uncertainty. Additionally, Hurricane Irma negatively impacted customer usage for all customer classes.
Fuel and other cost recovery revenues decreased $117 million and $59 million in the third quarter and year-to-date 2017, respectively, when compared to the corresponding periods in 2016 primarily due to lower energy sales resulting from milder weather and lower coal prices. Electric rates for the traditional electric operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of PPA costs, and do not affect net income. The traditional electric operating companies each have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPA capacity costs.
Wholesale Electric Revenues

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$105	17.1	$412	28.3
Wholesale electric revenues consist of PPAs primarily with investor-owned utilities and electric cooperatives and short-term opportunity sales. Wholesale electric revenues from PPAs (other than solar and wind PPAs) have both capacity and energy components. Capacity revenues generally represent the greatest contribution to net income and are designed to provide recovery of fixed costs plus a return on investment. Energy revenues will vary depending on fuel prices, the market prices of wholesale energy compared to the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. Energy sales from solar and wind PPAs do not have a capacity charge and customers either purchase the energy output of a dedicated renewable facility through an energy charge or through a fixed price related to the energy. As a result, Southern Company's ability to recover fixed and variable operations and maintenance expenses is dependent upon the level of energy generated from these facilities, which can be impacted by weather conditions, equipment performance, and other factors. Wholesale electric revenues at Mississippi Power include FERC-regulated municipal and rural association sales as well as market-based sales. Short-term opportunity sales are made at market-based rates that generally provide a margin above the Southern Company system's variable cost to produce the energy.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the third quarter 2017, wholesale electric revenues were $718 million compared to $613 million for the corresponding period in 2016. This increase was primarily related to a $78 million increase in energy revenues and a $27 million increase in capacity revenues. For year-to-date 2017, wholesale electric revenues were $1.9 billion compared to $1.5 billion for the corresponding period in 2016. This increase was primarily related to a $354 million increase in energy revenues and a $58 million increase in capacity revenues. The increases in energy revenues primarily relate to Southern Power increases in renewable energy sales arising from new solar and wind facilities and non-PPA revenues from short-term sales. The increases in capacity revenues primarily resulted from PPAs related to new natural gas facilities and additional customer capacity requirements at Southern Power.
Other Electric Revenues

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(13)	(7.2)	$(19)	(3.6)
In the third quarter 2017, other electric revenues were $168 million compared to $181 million for the corresponding period in 2016. The decrease was primarily related to lower open access transmission tariff revenues, primarily as a result of the expiration of long-term transmission services contracts at Georgia Power and rate adjustments at Alabama Power, and a decrease in solar application fee revenues at Georgia Power.
For year-to-date 2017, other electric revenues were $510 million compared to $529 million for the corresponding period in 2016. The decrease was primarily due to a $14 million adjustment in 2016 for customer temporary facilities services revenues and a $12 million decrease in open access transmission tariff revenues, primarily as a result of the expiration of long-term transmission services contracts at Georgia Power, partially offset by a $10 million increase in outdoor lighting sales revenues primarily attributable to LED conversions at Georgia Power.
Natural Gas Revenues

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$14	2.7	$2,228	N/M
N/M - Not meaningful
Natural gas revenues represent sales from the natural gas distribution utilities and certain non-regulated operations of Southern Company Gas. In the third quarter 2017, natural gas revenues were $532 million compared to $518 million for the corresponding period in 2016. This increase is primarily due to infrastructure replacement programs and increases in base rate revenues at Southern Company Gas.
For year-to-date 2017, natural gas revenues were $2.7 billion compared to $518 million for the corresponding period in 2016. The increase reflects the inclusion of Southern Company Gas results for the nine-month period in 2017 compared to the three-month period subsequent to the Merger closing on July 1, 2016.
See Note (I) to the Condensed Financial Statements under "Southern Company – Merger with Southern Company Gas" herein for additional information.
Other Revenues

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$24	16.7	$213	75.8
In the third quarter 2017, other revenues were $168 million compared to $144 million for the corresponding period in 2016. For year-to-date 2017, other revenues were $494 million compared to $281 million for the corresponding

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

period in 2016. These increases were primarily due to increases of $5 million and $135 million for the third quarter and year-to-date 2017, respectively, from products and services at PowerSecure, which was acquired on May 9, 2016, and $8 million and $70 million for the third quarter and year-to-date 2017, respectively, of revenues from gas marketing products and services at Southern Company Gas following the Merger. Additionally, revenues from certain non-regulated sales of products and services at the traditional electric operating companies increased $5 million and $13 million for the third quarter and year-to-date 2017, respectively, primarily due to additional third-party infrastructure services.
See Note (I) to the Condensed Financial Statements under "Southern Company" herein for additional information on the Merger and the acquisition of PowerSecure.
Fuel and Purchased Power Expenses

	Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(115)	(8.2)	$38	1.1
Purchased power	29	12.8	65	11.2
Total fuel and purchased power expenses	$(86)		$103
In the third quarter 2017, total fuel and purchased power expenses were $1.5 billion compared to $1.6 billion for the corresponding period in 2016. The decrease was primarily the result of a $104 million net decrease in the volume of KWHs generated and purchased, partially offset by an $18 million net increase in the average cost of fuel and purchased power primarily due to higher natural gas prices.
For year-to-date 2017, total fuel and purchased power expenses were $4.0 billion compared to $3.9 billion for the corresponding period in 2016. The increase was primarily the result of a $277 million increase in the average cost of fuel and purchased power primarily due to higher natural gas prices, partially offset by a $174 million decrease in the volume of KWHs generated and purchased.
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

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the Southern Company system's generation and purchased power were as follows:

	Third Quarter 2017	Third Quarter 2016	Year-to-Date 2017	Year-to-Date 2016
Total generation (in billions of KWHs)	54	56	147	145
Total purchased power (in billions of KWHs)	6	6	14	15
Sources of generation (percent) —
Coal	31	38	30	33
Nuclear	15	15	16	16
Gas	47	44	46	46
Hydro	2	1	2	3
Other	5	2	6	2
Cost of fuel, generated (in cents per net KWH) —
Coal	2.82	2.97	2.82	3.10
Nuclear	0.80	0.81	0.80	0.82
Gas	2.92	2.74	2.93	2.40
Average cost of fuel, generated (in cents per net KWH)	2.54	2.54	2.51	2.38
Average cost of purchased power (in cents per net KWH)(*)	4.96	4.98	5.32	4.75

(*)	Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2017, fuel expense was $1.3 billion compared to $1.4 billion for the corresponding period in 2016. The decrease was primarily due to a 21.4% decrease in the volume of KWHs generated by coal and a 5.1% decrease in the average cost of coal per KWH generated, partially offset by a 6.6% increase in the average cost of natural gas per KWH generated and a 1.2% increase in the volume of KWHs generated by natural gas.
For year-to-date 2017, fuel expense was $3.4 billion compared to $3.3 billion for the corresponding period in 2016. The increase was primarily due to a 22.1% increase in the average cost of natural gas per KWH generated, partially offset by a 9.0% decrease in the average cost of coal per KWH generated, a 7.4% decrease in the volume of KWHs generated by coal, and a 3.7% decrease in the volume of KWHs generated by natural gas.
Purchased Power
In the third quarter 2017, purchased power expense was $256 million compared to $227 million for the corresponding period in 2016. The increase was primarily due to a 10.1% increase in the volume of KWHs purchased, partially offset by a 0.4% decrease in the average cost per KWH purchased.
For year-to-date 2017, purchased power expense was $646 million compared to $581 million for the corresponding period in 2016. The increase was primarily due to a 12.0% increase in the average cost per KWH purchased, primarily as a result of higher natural gas prices, partially offset by a 1.3% decrease in the volume of KWHs purchased.
Energy purchases will vary depending on demand for energy within the Southern Company system's electric service territory, the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, and the availability of the Southern Company system's generation.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Natural Gas

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$1	0.8	$952	N/M
N/M - Not meaningful
Cost of natural gas represents the cost of natural gas sold by the natural gas distribution utilities and certain non-regulated operations of Southern Company Gas. In the third quarter 2017, cost of natural gas was $134 million compared to $133 million for the corresponding period in 2016. For year-to-date 2017, cost of natural gas was $1.1 billion compared to $133 million for the corresponding period in 2016. The year-to-date increase reflects the inclusion of Southern Company Gas results for the nine-month period in 2017 compared to the three-month period subsequent to the Merger closing on July 1, 2016.
See Note (I) to the Condensed Financial Statements under "Southern Company – Merger with Southern Company Gas" herein for additional information.
Cost of Other Sales

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$6	7.1	$132	82.0
In the third quarter 2017, cost of other sales was $90 million compared to $84 million for the corresponding period in 2016. For year-to-date 2017, cost of other sales was $293 million compared to $161 million for the corresponding period in 2016. The year-to-date increase primarily reflects costs related to sales of products and services by PowerSecure, which was acquired on May 9, 2016, and costs related to gas marketing products and services at Southern Company Gas following the Merger closing on July 1, 2016. See Note (I) to the Condensed Financial Statements under "Southern Company" herein for additional information.
Other Operations and Maintenance Expenses

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(124)	(8.8)	$302	8.4
In the third quarter 2017, other operations and maintenance expenses were $1.3 billion compared to $1.4 billion for the corresponding period in 2016. The decrease was primarily due to cost containment and modernization activities implemented at Georgia Power in the third quarter 2016 that contributed to decreases of $37 million in maintenance costs, $9 million in customer accounts, service, and sales costs, and $8 million in other employee compensation and benefits. Other factors include a $40 million decrease in acquisition-related expenses and a $31 million decrease in employee compensation and benefits including pension costs.
For year-to-date 2017, other operations and maintenance expenses were $3.9 billion compared to $3.6 billion for the corresponding period in 2016. The increase was primarily due to increases of $420 million and $32 million in operations and maintenance expenses as a result of the inclusion of Southern Company Gas and PowerSecure results for the nine-month period in 2017, respectively, a $48 million increase associated with new solar, wind, and gas facilities at Southern Power, and $32.5 million resulting from the write-down of Gulf Power's ownership of Plant Scherer Unit 3 in accordance with a settlement agreement approved by the Florida PSC on April 4, 2017 (2017 Rate Case Settlement Agreement). These increases were partially offset due to cost containment and modernization activities implemented at Georgia Power in the third quarter 2016 that contributed to decreases of $79 million in maintenance costs and $34 million in other employee compensation and benefits. Other factors

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

include a $32 million decrease in acquisition-related expenses, a $25 million decrease in customer accounts, service, and sales costs primarily at Georgia Power, a $19 million increase in gains from sales of integrated transmission system assets at Georgia Power, and a $16 million decrease in scheduled outage and maintenance costs at generation facilities.
See Note (B) to the Condensed Financial Statements under "Regulatory Matters – Gulf Power – Retail Base Rate Cases" herein for additional information regarding the 2017 Rate Case Settlement Agreement and Note (I) to the Condensed Financial Statements under "Southern Company" herein for additional information related to the Merger and the acquisition of PowerSecure.
Depreciation and Amortization

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$72	10.4	$431	23.9
In the third quarter 2017, depreciation and amortization was $767 million compared to $695 million for the corresponding period in 2016. The increase is primarily related to additional plant in service at the traditional electric operating companies, Southern Power, and Southern Company Gas.
For year-to-date 2017, depreciation and amortization was $2.2 billion compared to $1.8 billion for the corresponding period in 2016. The increase reflects $254 million as a result of the inclusion of Southern Company Gas for the nine-month period in 2017 compared to the three-month period subsequent to the Merger closing on July 1, 2016. Additionally, the increase reflects $170 million related to additional plant in service at the traditional electric operating companies and Southern Power. The increase was partially offset by a $34 million increase in the reductions in depreciation authorized in Gulf Power's 2013 rate case settlement approved by the Florida PSC as compared to the corresponding period in 2016.
See Note 3 to the financial statements of Southern Company under "Regulatory Matters – Gulf Power – Retail Base Rate Cases" in Item 8 of the Form 10-K and Notes (B) and (I) to the Condensed Financial Statements under "Regulatory Matters – Gulf Power – Retail Base Rate Cases" and "Southern Company – Merger with Southern Company Gas," respectively, herein for additional information.
Taxes Other Than Income Taxes

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(6)	(1.9)	$120	14.6
For year-to-date 2017, taxes other than income taxes were $941 million compared to $821 million for the corresponding period in 2016. The increase primarily reflects the inclusion of Southern Company Gas taxes for the nine-month period in 2017 compared to the three-month period subsequent to the Merger closing on July 1, 2016.
See Note (I) to the Condensed Financial Statements under "Southern Company – Merger with Southern Company Gas" herein for additional information.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Estimated Loss on Kemper IGCC

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(54)	(61.4)	$2,933	N/M
N/M - Not meaningful
Estimated probable losses on the Kemper IGCC of $34 million and $3.2 billion were recorded at Mississippi Power in the third quarter and year-to-date 2017, respectively, compared to $88 million and $222 million in the third quarter and year-to-date 2016, respectively. While the ultimate disposition of the gasification portions of the Kemper IGCC remains subject to the Mississippi PSC's jurisdiction, including the potential resolution of the matters addressed in the Kemper IGCC Settlement Docket, given the Mississippi PSC's stated intent regarding no further rate increase for the Kemper County energy facility, cost recovery of the gasification portions is no longer probable. As a result, Mississippi Power suspended the project on June 28, 2017, and recorded $34 million and $2.9 billion of additional charges to income in the third quarter and year-to-date 2017, respectively, for the estimated costs associated with the gasification portions of the plant and lignite mine.
Prior to the project's suspension, Mississippi Power recorded losses for revisions of estimated costs expected to be incurred on construction of the Kemper IGCC in excess of the $2.88 billion cost cap established by the Mississippi PSC, net of $245 million of grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2 (Initial DOE Grants) and excluding the cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, AFUDC, and certain general exceptions, including change of law, force majeure, and beneficial capital (construction cost increase demonstrated to produce efficiencies that result in a neutral or favorable effect on customers relative to the original proposal for the CPCN) (Cost Cap Exceptions).
See FUTURE EARNINGS POTENTIAL – "Construction Program – Integrated Coal Gasification Combined Cycle" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Allowance for Equity Funds Used During Construction

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(34)	(65.4)	$(17)	(11.3)
In the third quarter 2017, AFUDC equity was $18 million compared to $52 million in the corresponding period in 2016. For year-to-date 2017, AFUDC equity was $133 million compared to $150 million in the corresponding period in 2016. These decreases primarily resulted from Mississippi Power's suspension of the Kemper IGCC project in June 2017.
See FUTURE EARNINGS POTENTIAL – "Construction Program – Integrated Coal Gasification Combined Cycle" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Earnings from Equity Method Investments

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$3	10.3	$72	N/M
N/M - Not meaningful
In the third quarter 2017, earnings from equity method investments were $32 million compared to $29 million in the corresponding period in 2016. For year-to-date 2017, earnings from equity method investments were $100 million

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

compared to $28 million in the corresponding period in 2016. These increases were primarily related to Southern Company Gas' equity method investment in SNG in September 2016.
See Note 12 to the financial statements of Southern Company under "Southern Company – Investment in Southern Natural Gas" in Item 8 of the Form 10-K for additional information.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$33	8.8	$335	36.7
In the third quarter 2017, interest expense, net of amounts capitalized was $407 million compared to $374 million in the corresponding period in 2016. The increase was primarily due to an increase in average outstanding long-term debt and a $16 million decrease in interest capitalized, partially offset by a net reduction of $33 million following Mississippi Power's settlement with the IRS related to research and experimental (R&E) deductions.
For year-to-date 2017, interest expense, net of amounts capitalized was $1.2 billion compared to $913 million in the corresponding period in 2016. The increase was primarily due to an increase in average outstanding long-term debt and a $31 million decrease in interest capitalized, partially offset by a net reduction of $33 million following Mississippi Power's settlement with the IRS related to R&E deductions. In addition, year-to-date 2017 includes an additional $106 million reflecting the nine-month period of interest expense for Southern Company Gas compared to the three-month period subsequent to the Merger closing on July 1, 2016.
See FUTURE EARNINGS POTENTIAL – "Income Tax Matters – Section 174 Research and Experimental Deduction" and Notes (E) and (G) to the Condensed Financial Statements herein for additional information.
Other Income (Expense), Net

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$19	N/M	$68	N/M
N/M - Not meaningful
In the third quarter 2017, other income (expense), net was $11 million compared to $(8) million for the corresponding period in 2016. For year-to-date 2017, other income (expense), net was $2 million compared to $(66) million for the corresponding period in 2016. These changes were primarily due to $14 million and $16 million from settlement of contractor litigation claims at Southern Company Gas in the third quarter and year-to-date 2017, respectively, and increases of $6 million and $10 million in customer contributions in aid of construction and contract service revenue at Georgia Power in the third quarter and year-to-date 2017, respectively. Additionally, the year-to-date change reflects $30 million of expenses incurred in 2016 associated with bridge financing for the Merger. These changes also include increases of $36 million and $152 million in currency losses arising from a translation of euro-denominated fixed-rate notes into U.S. dollars for the third quarter and year-to-date 2017, respectively, fully offset by an equal change in gains on the foreign currency hedges that were reclassified from accumulated OCI into earnings at Southern Power.
See Note (H) to the Condensed Financial Statements under "Foreign Currency Derivatives" herein for additional information.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$151	34.4	$(600)	(65.4)
In the third quarter 2017, income taxes were $590 million compared to $439 million for the corresponding period in 2016. The increase was primarily due to a $61 million decrease in income tax benefits from solar ITCs at Southern Power, a $23 million increase in deferred income tax expenses associated with new State of Illinois tax legislation and new tax apportionment factors at Southern Company Gas, and a $21 million decrease in tax benefits related to estimated losses on the Kemper IGCC at Mississippi Power.
For year-to-date 2017, income taxes were $317 million compared to $917 million for the corresponding period in 2016. The decrease was primarily due to $866 million in tax benefits related to estimated losses on the Kemper IGCC at Mississippi Power, partially offset by a $226 million increase reflecting the nine-month period of income taxes at Southern Company Gas in 2017 compared to the three-month period subsequent to the Merger closing on July 1, 2016 and a $44 million net decrease in tax benefits from renewable tax credits at Southern Power.
See Notes (B), (G), and (I) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle," "Effective Tax Rate," and "Southern Company – Merger with Southern Company Gas," respectively, herein for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Company's future earnings potential. The level of Southern Company's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of the Southern Company system's primary businesses of selling electricity and distributing natural gas. These factors include the traditional electric operating companies' and the natural gas distribution utilities' ability to maintain a constructive regulatory environment that allows for the timely recovery of prudently-incurred costs during a time of increasing costs and limited projected demand growth over the next several years. Matters related to Plant Vogtle Units 3 and 4 construction and rate recovery and the ability to recover costs for the remainder of the Kemper County energy facility not included in current rates are also major factors. In addition, the profitability of Southern Power's competitive wholesale business and successful additional investments in renewable and other energy projects are also major factors.
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
Future earnings for the electricity and natural gas businesses will be driven primarily by customer growth. Earnings in the electricity business will also depend upon maintaining and growing sales, considering, among other things, the adoption and/or penetration rates of increasingly energy-efficient technologies, increasing volumes of electronic commerce transactions, and higher multi-family home construction. Earnings for both the electricity and natural gas businesses are subject to a variety of other factors. These factors include weather, competition, new energy contracts with other utilities and other wholesale customers, energy conservation practiced by customers, the use of alternative energy sources by customers, the prices of electricity and natural gas, the price elasticity of demand, and the rate of economic growth or decline in the service territory. In addition, the level of future earnings for the wholesale electric business also depends on numerous factors including regulatory matters, creditworthiness of customers, total electric generating capacity available and related costs, future acquisitions and construction of electric generating facilities, the impact of tax credits from renewable energy projects, and the successful remarketing of capacity as current contracts expire. Demand for electricity and natural gas is primarily driven by the pace of economic growth that may be affected by changes in regional and global economic conditions, which may

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

impact future earnings. In addition, the volatility of natural gas prices has a significant impact on the natural gas distribution utilities' customer rates, long-term competitive position against other energy sources, and the ability of Southern Company Gas' gas marketing services and wholesale gas services businesses to capture value from locational and seasonal spreads. Additionally, changes in commodity prices subject a significant portion of Southern Company Gas' operations to earnings variability.
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
Southern Power is considering the sale of up to a one-third equity interest in its solar asset portfolio. The ultimate outcome of this matter cannot be determined at this time.
On October 15, 2017, a wholly-owned subsidiary of Southern Company Gas entered into agreements for the sale of the assets of two of its natural gas distribution utilities, Elizabethtown Gas and Elkton Gas, to South Jersey Industries, Inc. for a total cash purchase price of $1.7 billion. As of September 30, 2017, the net book value of the assets to be disposed of in the sale was approximately $1.5 billion, which includes approximately $0.5 billion of goodwill. The goodwill is not deductible for tax purposes and as a result, a deferred tax liability has not yet been provided for goodwill. Through the completion of the sale, Southern Company Gas intends to invest approximately $0.1 billion in capital expenditures which are required for ordinary business operations. The completion of each sale is subject to the satisfaction or waiver of certain closing conditions, including, among others, (i) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act; (ii) the receipt of required regulatory approvals, including the FERC, the Federal Communications Commission, the New Jersey BPU, and, with respect to the sale of Elkton Gas, the Maryland PSC; and (iii) other customary closing conditions. The sales are expected to be completed by the end of the third quarter 2018. The ultimate outcome of these matters cannot be determined at this time.
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
On June 18, 2017, the EPA published a notice delaying attainment designations for the 2015 eight-hour ozone NAAQS by one year, setting a revised deadline of October 1, 2018. However, on August 2, 2017, the EPA issued a withdrawal notice of the one-year extension and reinstated the original October 1, 2017 designation deadline. The ultimate outcome of this matter cannot be determined at this time.
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
On April 25, 2017, the EPA published a notice announcing it would reconsider the effluent guidelines rule, which had been finalized in November 2015. On September 18, 2017, the EPA published a final rule establishing a stay of the compliance deadlines for certain effluent limitations and pretreatment standards under the rule.
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
On March 28, 2017, the U.S. President signed an executive order directing agencies to review actions that potentially burden the development or use of domestically produced energy resources. The executive order specifically directs the EPA to review the Clean Power Plan and final greenhouse gas emission standards for new, modified, and reconstructed electric generating units and, if appropriate, take action to suspend, revise, or rescind those rules. On October 16, 2017, the EPA published a proposed rule to repeal the Clean Power Plan. The EPA has not determined whether or when it will promulgate a replacement rule.
On June 1, 2017, the U.S. President announced that the United States will withdraw from the non-binding Paris Agreement and begin renegotiation of its terms.
The ultimate outcome of these matters cannot be determined at this time.
Natural Gas Storage
A wholly-owned subsidiary of Southern Company Gas owns and operates a natural gas storage facility consisting of two salt dome caverns in Louisiana. Periodic integrity tests are required in accordance with rules of the Louisiana Department of Natural Resources (LDNR). In August 2017, in connection with an ongoing integrity project, updated seismic mapping indicated the proximity of one of the caverns to the edge of the salt dome may be less than the required minimum and could result in Southern Company Gas retiring the cavern early. At September 30, 2017, the facility's property, plant, and equipment had a net book value of $111 million, of which the cavern itself

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

represents approximately 20%. A potential early retirement of this cavern is dependent upon several factors including the results of ongoing third-party technical engineering reviews, testing, and compliance with an order from the LDNR detailing the requirements to place the cavern back in service, which includes, among other things, obtaining a core sample to determine the composition of the sheath surrounding the edge of the salt dome. Early retirement of the cavern could trigger impairment of other long-lived assets associated with the natural gas storage facility. The ultimate outcome of this matter cannot be determined at this time, but could have a significant impact on Southern Company's financial statements.
FERC Matters
Market-Based Rate Authority
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "FERC Matters – Market-Based Rate Authority" of Southern Company in Item 7 of the Form 10-K for additional information regarding the traditional electric operating companies' and Southern Power's market power proceeding and amendment to their market-rate tariff.
On May 17, 2017, the FERC accepted the traditional electric operating companies' and Southern Power's compliance filing accepting the terms of the FERC's February 2, 2017 order regarding an amendment by the traditional electric operating companies and Southern Power to their market-based rate tariff. While the FERC's order references the traditional electric operating companies' and Southern Power's market power proceeding related to their 2014 triennial updated market power analysis, that proceeding remains a separate, ongoing matter.
On October 25, 2017, the FERC issued an order in response to the traditional electric operating companies' and Southern Power's June 30, 2017 triennial updated market power analysis. The FERC directed the traditional electric operating companies and Southern Power to show cause within 60 days why market-based rate authority should not be revoked in certain areas adjacent to the area presently under mitigation in accordance with the February 2, 2017 order, or to provide a mitigation plan to further address market power concerns. The traditional electric operating companies and Southern Power expect to make a filing within the specified 60 days responding to the FERC's order.
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
On October 13, 2017, the Atlantic Coast Pipeline project received FERC approval.
Regulatory Matters
Fuel Cost Recovery
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Fuel Cost Recovery" of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under "Regulatory Matters – Alabama Power – Rate ECR" and "Regulatory Matters – Georgia Power – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information regarding fuel cost recovery for the traditional electric operating companies.
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
During the nine months ended September 30, 2017, Georgia Power continued construction of a 31-MW solar generation facility at a U.S. Marine Corps base that is expected to be placed in service in the fourth quarter 2017.
In 2015, the Florida PSC approved Gulf Power's three energy purchase agreements totaling 120 MWs of utility-scale solar generation located at three military installations in northwest Florida. Purchases under these agreements began in the summer of 2017.
Mississippi Power placed in service three solar projects in January, June, and October 2017. Mississippi Power may retire the renewable energy credits (REC) generated on behalf of its customers or sell the RECs, separately or bundled with energy, to third parties.
On August 17, 2017, the Mississippi PSC approved Mississippi Power's CPCN for the construction, operation, and maintenance of a 52.5-MW solar energy generating facility, which is expected to be placed in service by January 2020.
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
Storm Damage Recovery
Georgia Power is accruing $30 million annually through December 31, 2019, as provided in the 2013 ARP, for incremental operating and maintenance costs of damage from major storms to its transmission and distribution facilities. During September 2017, Hurricane Irma caused significant damage to Georgia Power's transmission and distribution facilities. The total amount of incremental restoration costs related to this hurricane is estimated to be approximately $150 million. As of September 30, 2017, Georgia Power had deferred approximately $145 million in a regulatory asset related to storm damage. As of September 30, 2017, the total balance in Georgia Power's regulatory asset related to storm damage was $360 million. The rate of storm damage cost recovery is expected to be adjusted as part of Georgia Power's next base rate case required to be filed by July 1, 2019. As a result of this regulatory treatment, costs related to storms are not expected to have a material impact on Southern Company's financial statements. See Note 3 to the financial statements of Southern Company under "Regulatory Matters – Georgia Power – Storm Damage Recovery" in Item 8 of the Form 10-K for additional information regarding Georgia Power's storm damage reserve.
Gulf Power
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Gulf Power" of Southern Company in Item 7 of the Form 10-K for additional information regarding Gulf Power's October 2016 request to the Florida PSC to increase retail base rates and Gulf Power's ownership of Plant Scherer Unit 3.
On April 4, 2017, the Florida PSC approved the 2017 Rate Case Settlement Agreement among Gulf Power and three intervenors with respect to Gulf Power's request to increase retail base rates. Among the terms of the 2017 Rate Case Settlement Agreement, Gulf Power increased rates effective with the first billing cycle in July 2017 to provide an annual overall net customer impact of approximately $54.3 million. The net customer impact consisted of a $62.0 million increase in annual base revenues less an annual equivalent credit of approximately $7.7 million for 2017 for certain wholesale revenues to be provided through December 2019 through the purchased power capacity cost recovery clause. In addition, Gulf Power continued its authorized retail ROE midpoint (10.25%) and range (9.25% to 11.25%) and is deemed to have an equity ratio of 52.5% for all retail regulatory purposes. Gulf Power will also begin amortizing the regulatory asset associated with the investment balances remaining after the retirement of Plant Smith Units 1 and 2 (357 MWs) over 15 years effective January 1, 2018 and will implement new depreciation rates effective January 1, 2018. The 2017 Rate Case Settlement Agreement also resulted in a $32.5 million write-down of Gulf Power's ownership of Plant Scherer Unit 3 (205 MWs), which was recorded in the first quarter 2017. The remaining issues related to the inclusion of Gulf Power's investment in Plant Scherer Unit 3 in retail rates have been resolved as a result of the 2017 Rate Case Settlement Agreement, including recoverability of certain costs associated with the ongoing ownership and operation of the unit through the environmental cost recovery clause rate approved by the Florida PSC in November 2016.

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
Base Rate Cases
On March 10, 2017, Nicor Gas filed a general base rate case with the Illinois Commission requesting a $208 million increase in annual base rate revenues. The requested increase is based on a 2018 projected test year and a ROE of 10.7%. The Illinois Commission is expected to rule on the requested increase in December 2017, after which rate adjustments will be effective. The ultimate outcome of this matter cannot be determined at this time.
Construction Program
Overview
The subsidiary companies of Southern Company are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. The Southern Company system intends to continue its strategy of developing and constructing new electric generating facilities, adding environmental modifications to certain existing units, expanding the electric transmission and distribution systems, and updating and expanding the natural gas distribution systems. For the traditional electric operating companies, major generation construction projects are subject to state PSC approval in order to be included in retail rates. Following Mississippi Power's suspension of the Kemper IGCC construction, the largest construction project currently underway in the Southern Company system is Plant Vogtle Units 3 and 4 (45.7% ownership interest by Georgia Power in the two units, each with approximately 1,100 MWs). In August 2017, Georgia Power filed its seventeenth VCM report with the Georgia PSC, in which it recommended that construction of Plant Vogtle Units 3 and 4 be continued, with Southern Nuclear serving as project manager. Georgia Power believes that the most reasonable schedule for completing Plant Vogtle Units 3 and 4 is by November 2021 for Unit 3 and by November 2022 for Unit 4, at an additional cost of approximately $1.41 billion, net of the Guarantee Settlement Agreement. The Georgia PSC is expected to make a decision on these and other related matters by February 6, 2018. While Southern Power generally constructs and acquires generation assets covered by long-term PPAs, any uncontracted capacity could negatively affect future earnings. Southern Company Gas is engaged in various infrastructure improvement programs designed to update or expand the natural gas distribution systems of the natural gas distribution utilities to improve reliability and meet operational flexibility and growth. The natural gas distribution utilities recover their investment and a return associated with these infrastructure programs through their regulated rates.
For additional information, see Note 3 to the financial statements of Southern Company under "Regulatory Matters – Georgia Power – Nuclear Construction" and " – Southern Company Gas – Regulatory Infrastructure Programs" and "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Georgia Power – Nuclear Construction" and " – Southern Company Gas – Regulatory Infrastructure Programs" and "Integrated Coal Gasification Combined Cycle" herein. Also see Note 12 to the financial statements of Southern Company under "Southern Power – Construction Projects" in Item 8 of the Form 10-K and Note (I) to the Condensed Financial Statements under "Southern Power" herein.
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
In December 2015, the Mississippi PSC issued an order (In-Service Asset Rate Order), based on a stipulation between Mississippi Power and the MPUS, authorizing rates that provide for the recovery of approximately $126 million annually related to the combined cycle and associated common facilities portion of Kemper IGCC assets previously placed in service. As required by the In-Service Asset Rate Order, on June 5, 2017, Mississippi Power made a rate filing requesting to adjust the amortization schedules of the regulatory assets reviewed and determined prudent in a manner that would not change customer rates or annual revenues. On June 28, 2017, the Mississippi PSC suspended this filing. On July 6, 2017, the Mississippi PSC issued an order requiring Mississippi Power to establish a regulatory liability account to maintain current rates related to the Kemper IGCC following the July 2017 completion of the amortization period for certain regulatory assets approved in the In-Service Asset Rate Order that would allow for subsequent refund if the Mississippi PSC deems the rates unjust and unreasonable. At September 30, 2017, the related regulatory liability totaled $7 million.
The initial production of syngas began on July 14, 2016 for gasifier "B" and on September 13, 2016 for gasifier "A." Mississippi Power achieved integrated operation of both gasifiers on January 29, 2017, including the production of electricity from syngas in both combustion turbines. During testing, the plant produced and captured CO2, and produced sulfuric acid and ammonia, each of acceptable quality under the related off-take agreements. However, Mississippi Power experienced numerous challenges during the extended start-up process to achieve integrated operation of the gasifiers on a sustained basis. In May 2017, after achieving these milestones, Mississippi Power determined that a critical system component, the syngas coolers, would need replacement sooner than originally planned, which would require significant lead time and significant cost. In addition, the long-term natural gas price forecast has decreased significantly and the estimated cost of operating and maintaining the facility during the first five full years of operations has increased significantly since certification.
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
While the ultimate disposition of the gasification portions of the Kemper IGCC remains subject to the Mississippi PSC's jurisdiction, including the potential resolution of the matters addressed in the Kemper IGCC Settlement Docket, given the Mississippi PSC's stated intent regarding no further rate increase for the Kemper County energy facility, cost recovery of the gasification portions is no longer probable; therefore, Mississippi Power recorded an additional charge to income in June 2017 of $2.8 billion ($2.0 billion after tax), which includes estimated costs associated with the gasification portions of the plant and lignite mine. In the third quarter 2017, Mississippi Power recorded an additional charge of $34 million ($21 million after tax) for ongoing project costs during suspension,

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

which includes estimated gasifier-related costs through December 31, 2017 to reflect the Mississippi PSC's schedule for the Kemper IGCC Settlement Docket, as well as mine-related costs and other suspension costs through September 30, 2017. Any extension of the suspension period beyond December 31, 2017 is currently estimated to result in additional suspension costs of approximately $5 million per month. In the event the gasification portions of the project are ultimately canceled, additional pre-tax costs, which include mine and Kemper IGCC plant closure costs and contract termination costs, currently estimated at approximately $100 million to $200 million are expected to be incurred.
Total pre-tax charges to income for the estimated probable losses on the Kemper IGCC were $34 million ($21 million after tax) for the third quarter 2017 and $3.2 billion ($2.2 billion after tax) for the nine months ended September 30, 2017. In the aggregate, since the Kemper IGCC project started, Mississippi Power has incurred charges of $6.0 billion ($4.0 billion after tax) through September 30, 2017.
Mississippi Power reached and filed a settlement agreement on August 21, 2017 with certain parties (not including the MPUS), which it believes met the conditions of the Kemper Settlement Order. The settlement agreement provides for an annual revenue requirement of $126 million for Kemper IGCC-related costs, which would (i) be effective January 1, 2018, (ii) represent no rate increase for customers, and (iii) include no recovery for the costs associated with the gasifier portion of the Kemper IGCC in 2018 or at any future date. In addition, under the settlement agreement, the CPCN for the Kemper IGCC would be modified to limit the Kemper County energy facility to natural gas combined cycle operation and Mississippi Power would, in the future, file a reserve margin plan with the Mississippi PSC. The Mississippi PSC issued a scheduling order, as amended on October 5, 2017, noting Mississippi Power and the MPUS had failed to reach a joint stipulation and ordering a full hearing. The Mississippi PSC is expected to rule on an order resolving this matter in January 2018.
As of September 30, 2017, Mississippi Power has recorded a total of approximately $1.3 billion in costs associated with the combined cycle portion of the Kemper IGCC including transmission and related regulatory assets, of which $0.8 billion is included in retail and wholesale rates. The $0.5 billion not included in current rates includes costs in excess of the original 2010 estimate for the combined cycle portion of the facility, as well as the 15% that was previously contracted to Cooperative Energy. Mississippi Power has calculated the revenue requirements resulting from these remaining costs, using reasonable assumptions for amortization periods, and expects them to be recovered through rates consistent with the Mississippi PSC's requested settlement conditions. The ultimate outcome will be determined by the Mississippi PSC in the Kemper IGCC Settlement Docket proceedings.
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
Litigation
On April 26, 2016, a complaint against Mississippi Power was filed in Harrison County Circuit Court (Circuit Court) by Biloxi Freezing & Processing Inc., Gulfside Casino Partnership, and John Carlton Dean, which was amended and refiled on July 11, 2016 to include, among other things, Southern Company as a defendant. The individual plaintiff alleges that Mississippi Power and Southern Company violated the Mississippi Unfair Trade Practices Act. All plaintiffs have alleged that Mississippi Power and Southern Company concealed, falsely represented, and failed to fully disclose important facts concerning the cost and schedule of the Kemper IGCC and that these alleged breaches have unjustly enriched Mississippi Power and Southern Company. The plaintiffs seek unspecified actual damages and punitive damages; ask the Circuit Court to appoint a receiver to oversee, operate, manage, and otherwise control all affairs relating to the Kemper IGCC; ask the Circuit Court to revoke any licenses or certificates authorizing Mississippi Power or Southern Company to engage in any business related to the Kemper IGCC in Mississippi; and seek attorney's fees, costs, and interest. The plaintiffs also seek an injunction to prevent any Kemper IGCC costs from being charged to customers through electric rates. On June 23, 2017, the Circuit

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Court ruled in favor of motions by Southern Company and Mississippi Power and dismissed the case. On July 7, 2017, the plaintiffs filed notice of an appeal.
On June 9, 2016, Treetop Midstream Services, LLC (Treetop) and other related parties filed a complaint against Mississippi Power, Southern Company, and SCS in the state court in Gwinnett County, Georgia. The complaint relates to the cancelled CO2 contract with Treetop and alleges fraudulent misrepresentation, fraudulent concealment, civil conspiracy, and breach of contract on the part of Mississippi Power, Southern Company, and SCS and seeks compensatory damages of $100 million, as well as unspecified punitive damages. Southern Company, Mississippi Power, and SCS moved to compel arbitration pursuant to the terms of the CO2 contract, which the court granted on May 4, 2017. On June 28, 2017, Treetop and other related parties filed a claim for arbitration requesting $500 million in damages.
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
The Interim Assessment Agreement provided, among other items, that during the term of the Interim Assessment Agreement Georgia Power was obligated to pay, on behalf of the Vogtle Owners, all costs accrued by the EPC Contractor for subcontractors and vendors for services performed or goods provided. The Interim Assessment Agreement, as amended, expired on July 27, 2017.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent to the EPC Contractor bankruptcy filing, a number of subcontractors to the EPC Contractor, including Fluor Enterprises, Inc., a subsidiary of Fluor Corporation, alleged non-payment by the EPC Contractor for amounts owed for work performed on Plant Vogtle Units 3 and 4. Georgia Power, acting for itself and as agent for the Vogtle Owners, has taken, and continues to take, actions to remove liens filed by these subcontractors through the posting of surety bonds. Georgia Power estimates the aggregate liability, through September 30, 2017, of the Vogtle Owners for the removal of subcontractor liens and payment of other EPC Contractor pre-petition accounts payable to total approximately $386 million, of which $340 million had been paid or accrued as of September 30, 2017. Georgia Power's proportionate share of this aggregate liability totaled approximately $176 million.
On June 9, 2017, Georgia Power and the other Vogtle Owners and Toshiba entered into the Guarantee Settlement Agreement. Pursuant to the Guarantee Settlement Agreement, Toshiba acknowledged the amount of its obligation under the Toshiba Guarantee is $3.68 billion, of which Georgia Power's proportionate share is approximately $1.7 billion, and that the Guarantee Obligations exist regardless of whether Plant Vogtle Units 3 and 4 are completed. The Guarantee Settlement Agreement also provides for a schedule of payments for the Guarantee Obligations, which will reduce CWIP, beginning in October 2017 and continuing through January 2021. In the event Toshiba receives certain payments, including sale proceeds, from or related to Westinghouse (or its subsidiaries) or Toshiba Nuclear Energy Holdings (UK) Limited (or its subsidiaries), it will hold a portion of such payments in trust for the Vogtle Owners and promptly pay them as offsets against any remaining Guarantee Obligations. Under the Guarantee Settlement Agreement, the Vogtle Owners will forbear from exercising certain remedies, including drawing on the Westinghouse Letters of Credit, until June 30, 2020, unless certain events of nonpayment, insolvency, or other material breach of the Guarantee Settlement Agreement by Toshiba occur. If such an event occurs, the balance of the Guarantee Obligations will become immediately due and payable, and the Vogtle Owners may exercise any and all rights and remedies, including drawing on the Westinghouse Letters of Credit without restriction. In addition, the Guarantee Settlement Agreement does not restrict the Vogtle Owners from fully drawing on the Westinghouse Letters of Credit in the event they are not renewed or replaced prior to the expiration date. On October 2, 2017, Georgia Power received the first installment of the Guarantee Obligations of $300 million from Toshiba, of which Georgia Power's proportionate share was $137 million. Georgia Power is considering potential options with respect to its right to future payments under the Guarantee Settlement Agreement and its claims against the EPC Contractor in the EPC Contractor's bankruptcy proceeding, including a potential sale of those payment rights and bankruptcy claims. Any such transaction cannot be assured and would be subject to DOE consents and related approvals under the Loan Guarantee Agreement and related agreements.
On August 10, 2017, Toshiba released its financial results for the quarter ended June 30, 2017, which reflected a negative shareholders' equity balance of approximately $4.5 billion as of June 30, 2017. Toshiba previously announced the existence of material events and conditions that raise substantial doubt about Toshiba's ability to continue as a going concern. As a result, substantial risk regarding the Vogtle Owners' ability to fully collect the Guarantee Obligations continues to exist. An inability or other failure by Toshiba to perform its obligations under the Guarantee Settlement Agreement could have a further material impact on the net cost to the Vogtle Owners to complete construction of Plant Vogtle Units 3 and 4 and, therefore, on Southern Company's financial statements.
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

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective October 23, 2017, Georgia Power, acting for itself and as agent for the other Vogtle Owners, entered into the Bechtel Agreement, whereby Bechtel will serve as the primary contractor for the remaining construction activities for Plant Vogtle Units 3 and 4. Facility design and engineering remains the responsibility of the EPC Contractor under the Services Agreement. The Bechtel Agreement is a cost reimbursable plus fee arrangement, whereby Bechtel will be reimbursed for actual costs plus a fee and an at-risk fee, which is subject to adjustment based on Bechtel's performance against cost and schedule targets. Each Vogtle Owner is severally (not jointly) liable for its proportionate share, based on its ownership interest, of all amounts owed to Bechtel under the Bechtel Agreement. The Vogtle Owners may terminate the Bechtel Agreement at any time for their convenience, provided that the Vogtle Owners will be required to pay amounts related to work performed prior to the termination (including the applicable portion of the base fee), certain termination-related costs, and, at certain stages of the work, the at-risk fee. Bechtel may terminate the Bechtel Agreement under certain circumstances, including certain Vogtle Owner suspensions of work, certain breaches of the Bechtel Agreement by the Vogtle Owners, Vogtle Owner insolvency, and certain other events. Pursuant to the Loan Guarantee Agreement, Georgia Power is required to obtain the DOE's approval of the Bechtel Agreement prior to obtaining any further advances under the Loan Guarantee Agreement.
In connection with the recommendation to continue with construction of Plant Vogtle Units 3 and 4 (described below), the Vogtle Owners agreed on a term sheet to amend the existing joint ownership agreements to provide for additional Vogtle Owner approval requirements. Under the term sheet, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction if certain adverse events occur, including (i) the bankruptcy of Toshiba or a material breach by Toshiba of the Guarantee Settlement Agreement; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement or the Bechtel Agreement; (iii) the Georgia PSC determines that any of Georgia Power's costs relating to the construction of Plant Vogtle Units 3 and 4 will not be recovered in retail rates because such costs are deemed unreasonable or imprudent; or (iv) an increase in the construction budget contained in the seventeenth VCM report by more than $1 billion or extension of the project schedule contained in the seventeenth VCM report by more than one year. In addition, under the term sheet, the required approval of holders of ownership interests in Plant Vogtle Units 3 and 4 is at least (i) 90% for a change of the primary construction contractor and (ii) 67% for material amendments to the Services Agreement or agreements with the primary construction contractor or Southern Nuclear.
The term sheet also confirms that the Vogtle Owners' sole recourse against Georgia Power or Southern Nuclear for any action or inaction in connection with their performance as agent for the Vogtle Owners is limited to removal of Georgia Power and/or Southern Nuclear as agent, except in cases of willful misconduct.
The ultimate outcome of these matters cannot be determined at this time.
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for nuclear construction projects certified by the Georgia PSC. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff by including the related CWIP accounts in rate base during the construction period. As of September 30, 2017, Georgia Power had recovered approximately $1.5 billion of financing costs. Georgia Power expects to file on November 1, 2017 to increase the NCCR tariff by approximately $90 million, effective January 1, 2018, pending Georgia PSC approval.
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
The Georgia PSC has approved sixteen VCM reports covering the periods through December 31, 2016, including construction capital costs incurred, which through that date totaled $3.9 billion. Georgia Power filed its seventeenth VCM report, covering the period from January 1 through June 30, 2017, requesting approval of $542 million of construction capital costs incurred during that period, with the Georgia PSC on August 31, 2017.
In the seventeenth VCM report, Georgia Power recommended that construction of Plant Vogtle Units 3 and 4 be continued, with Southern Nuclear serving as project manager. Georgia Power believes that the most reasonable schedule for completing Plant Vogtle Units 3 and 4 is by November 2021 for Unit 3 and by November 2022 for Unit 4. Georgia Power's recommendation to go forward with completion of Vogtle Units 3 and 4 is based on the following assumptions about the regulatory treatment of this recommendation, if the recommendation to go forward is adopted by the Georgia PSC: (i) that pursuant to Georgia law, the Georgia PSC in the seventeenth VCM proceeding approves the new cost and schedule forecast and finds that it is a reasonable basis for going forward, and that if the Georgia PSC disapproves all or part of the proposed cost and schedule revisions, Georgia Power may cancel Plant Vogtle Units 3 and 4 and recover its actual investment in Plant Vogtle Units 3 and 4; (ii) that the Vogtle Cost Settlement Agreement remains in full force and effect, including Georgia Power retaining the burden of proving all capital costs above $5.680 billion were prudent; (iii) that while the Georgia PSC will make no prudence finding in the seventeenth VCM proceeding, nor will the certified amount be amended consistent with the Vogtle Cost Settlement Agreement, the Georgia PSC recognizes that the certified amount is not a cap, and all costs that are approved and presumed or shown to be prudently incurred will be recoverable by Georgia Power; (iv) that Georgia Power is not a guarantor of the Toshiba Guarantee, and the failure of Toshiba to pay the Toshiba Guarantee, the failure of the U.S. Congress to extend the PTCs for Plant Vogtle Units 3 and 4, or the failure of the DOE to extend the Loan Guarantee Agreement with Georgia Power to reflect the increased capital amounts, will not reduce the amount of investment Georgia Power is otherwise allowed to collect; and (v) that as conditions change and assumptions are either proven or disproven, Georgia Power and the Georgia PSC may reconsider the decision to go forward. The Georgia PSC is expected to make a decision on these matters by February 6, 2018.
The ultimate outcome of these matters cannot be determined at this time.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revised Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated cost to complete Plant Vogtle Units 3 and 4 is as follows:

(in billions)
Estimated cost to complete	$4.2
CWIP as of September 30, 2017	4.6
Guarantee Obligations	(1.7)
Estimated capital costs	$7.1
Vogtle Cost Settlement Agreement Revised Forecast	(5.7)
Estimated net additional capital costs	$1.4
Georgia Power's estimated financing costs during the construction period total approximately $3.4 billion, of which approximately $1.5 billion had been incurred through September 30, 2017.
Georgia Power's cancellation cost estimate results indicate that its proportionate share of the estimated costs to cancel both units is approximately $350 million. As a result, as of September 30, 2017, total estimated costs subject to evaluation by Georgia Power and the Georgia PSC in the event of a cancellation decision are as follows:

Cancellation Cost Estimate
(in billions)
CWIP as of September 30, 2017	$4.6
Financing costs collected, net of tax	1.5
Cancellation costs(*)	0.4
Guarantee Obligations	(1.7)
Estimated net cancellation cost	$4.8

(*)
The estimate for cancellation costs includes, but is not limited to, costs to terminate contracts for construction and other services, as well as costs to secure the Plant Vogtle Units 3 and 4 construction site.

The Guarantee Obligations continue to exist in the event of cancellation. In addition, under Georgia law, prudently incurred costs related to certificated projects cancelled by the Georgia PSC are allowed recovery, including carrying costs, in future retail rates. Georgia Power will continue working with the Georgia PSC and the other Vogtle Owners to determine future actions related to Plant Vogtle Units 3 and 4, including, but not limited to, the status of construction and rate recovery.
The ultimate outcome of these matters cannot be determined at this time.
Other Matters
As of September 30, 2017, Georgia Power had borrowed $2.6 billion related to Plant Vogtle Units 3 and 4 costs through the Loan Guarantee Agreement and a multi-advance credit facility among Georgia Power, the DOE, and the FFB, which provides for borrowings of up to $3.46 billion, subject to the satisfaction of certain conditions. On September 28, 2017, the DOE issued a conditional commitment to Georgia Power for up to approximately $1.67 billion in additional guaranteed loans under the Loan Guarantee Agreement. Final approval and issuance of these additional loan guarantees by the DOE cannot be assured and are subject to the negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions. See Note 6 to the financial statements of Southern Company under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information, including applicable covenants, events of default, mandatory prepayment events, and conditions to borrowing.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The IRS has allocated PTCs to Plant Vogtle Units 3 and 4 which require that the applicable unit be placed in service prior to 2021. The net present value of Georgia Power's PTCs is estimated at approximately $400 million per unit.
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise while construction proceeds. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the NRC. Various design and other licensing-based compliance matters, including the timely resolution of Inspections, Tests, Analyses, and Acceptance Criteria and the related approvals by the NRC, may arise while construction proceeds, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.
While construction continues, the risk remains that challenges with management of contractors, subcontractors, and vendors, labor productivity, fabrication, delivery, assembly, and installation of plant systems, structures, and components, or other issues could arise and may further impact project schedule and cost.
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
Bonus Depreciation
Excluding the Kemper IGCC, approximately $830 million of positive cash flows is expected to result from bonus depreciation for the 2017 tax year. All projected tax benefits previously received for bonus depreciation related to the Kemper IGCC were repaid in connection with third quarter 2017 estimated tax payments. If the suspension of the Kemper IGCC start-up activities ultimately results in an abandonment for income tax purposes, the related deduction would be claimed in the year of the abandonment. See Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein and Note (G) to the Condensed Financial Statements herein for additional information. The ultimate outcome of this matter cannot be determined at this time.
Section 174 Research and Experimental Deduction
Southern Company has reflected deductions for R&E expenditures related to the Kemper IGCC in its federal income tax calculations since 2013 and filed amended federal income tax returns for 2008 through 2013 to also include such deductions. In December 2016, Southern Company and the IRS reached a proposed settlement, which was approved on September 8, 2017 by the U.S. Congress Joint Committee on Taxation (JCT), resolving a methodology for these deductions. As a result of the JCT approval, Southern Company recognized $176 million of previously unrecognized tax benefits and reversed $36 million of associated accrued interest. See Notes (B) and (G) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" and "Section 174 Research and Experimental Deduction," respectively, herein for additional information.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Southern Power
During the third quarter 2017, Southern Power began a legal entity reorganization of various direct and indirect subsidiaries that own and operate solar facilities, including certain subsidiaries owned in partnership with various third parties. Southern Power's ownership interests in the various solar entities and facilities will not be affected by the reorganization. The reorganization is expected to result in estimated tax benefits totaling approximately $40 million that will be recorded in the fourth quarter 2017 related to certain changes in state apportionment rates and net operating loss carryforward utilization. The ultimate outcome of this matter cannot be determined at this time.
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
The ultimate outcome of such pending or potential litigation or regulatory matters cannot be predicted at this time; however, for current proceedings not specifically reported in Note (B) to the Condensed Financial Statements herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Southern Company's financial statements. See Note (B) to the Condensed Financial Statements herein for a discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
On January 20, 2017, a purported securities class action complaint was filed against Southern Company, certain of its officers, and certain former Mississippi Power officers in the U.S. District Court for the Northern District of Georgia, Atlanta Division, by Monroe County Employees' Retirement System on behalf of all persons who purchased shares of Southern Company's common stock between April 25, 2012 and October 29, 2013. The complaint alleges that Southern Company, certain of its officers, and certain former Mississippi Power officers made materially false and misleading statements regarding the Kemper IGCC in violation of certain provisions under the Securities Exchange Act of 1934, as amended. The complaint seeks, among other things, compensatory damages and litigation costs and attorneys' fees. On June 12, 2017, the plaintiffs filed an amended complaint that provided additional detail about their claims, increased the purported class period by one day, and added certain other former Mississippi Power officers as defendants. On July 27, 2017, the defendants filed a motion to dismiss the plaintiffs' amended complaint with prejudice, to which the plaintiffs filed an opposition on September 11, 2017.
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
On May 15, 2017, Helen E. Piper Survivor's Trust filed a shareholder derivative lawsuit in the Superior Court of Gwinnett County, State of Georgia and, on May 31, 2017, Judy Mesirov filed a shareholder derivative lawsuit in the U.S. District Court for the Northern District of Georgia. Each of these lawsuits names as defendants Southern Company, certain of its directors, certain of its officers, and certain former Mississippi Power officers. Each

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

complaint alleges that the individual defendants, among other things, breached their fiduciary duties in connection with schedule delays and cost overruns associated with the construction of the Kemper IGCC. Each complaint further alleges that the individual defendants authorized or failed to correct false and misleading statements regarding the Kemper IGCC schedule and cost and failed to implement necessary internal controls to prevent harm to Southern Company. Each plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and disgorgement of profits and, on its behalf, attorneys' fees and costs in bringing the lawsuit. Each plaintiff also seeks certain unspecified changes to Southern Company's corporate governance and internal processes. On August 15, 2017, these two shareholder derivative lawsuits were consolidated in the U.S. District Court for the Northern District of Georgia and the court deferred the consolidated case until 30 days after certain further action in the purported securities class action complaint discussed above.
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
As a result of the Mississippi PSC's June 21, 2017 stated intent to issue an order (which occurred on July 6, 2017) directing Mississippi Power to pursue a settlement under which the Kemper County energy facility would be operated as a natural gas plant rather than an IGCC plant, as well as Mississippi Power's June 28, 2017 suspension of the operation and start-up of the gasifier portion of the Kemper IGCC, the estimated construction costs and project completion date are no longer considered significant accounting estimates. Significant accounting estimates

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for the September 30, 2017 financial statements presented herein include the overall assessment of rate recovery for the Kemper County energy facility and the estimated costs for the potential cancellation of the Kemper IGCC.
While the ultimate disposition of the gasification portions of the Kemper IGCC remains subject to the Mississippi PSC's jurisdiction, including the potential resolution of the matters addressed in the Kemper IGCC Settlement Docket, given the Mississippi PSC's stated intent regarding no further rate increase for the Kemper County energy facility, cost recovery of the gasification portions is no longer probable; therefore, Mississippi Power recorded an additional charge to income in June 2017 of $2.8 billion ($2.0 billion after tax), which includes estimated costs associated with the gasification portions of the plant and lignite mine. In the third quarter 2017, Mississippi Power recorded an additional charge of $34 million ($21 million after tax) for ongoing project costs during suspension, which includes estimated gasifier-related costs through December 31, 2017 to reflect the Mississippi PSC's schedule for the Kemper IGCC Settlement Docket, as well as mine-related costs and other suspension costs through September 30, 2017. Any extension of the suspension period beyond December 31, 2017 is currently estimated to result in additional suspension costs of approximately $5 million per month. In the event the gasification portions of the project are ultimately canceled, additional pre-tax costs, which include mine and Kemper IGCC plant closure costs and contract termination costs, currently estimated at approximately $100 million to $200 million are expected to be incurred.
As of September 30, 2017, Mississippi Power has recorded a total of approximately $1.3 billion in costs associated with the combined cycle portion of the Kemper IGCC including transmission and related regulatory assets, of which $0.8 billion is included in retail and wholesale rates. The $0.5 billion not included in current rates includes costs in excess of the original 2010 estimate for the combined cycle portion of the facility, as well as the 15% that was previously contracted to Cooperative Energy. Mississippi Power has calculated the revenue requirements resulting from these remaining costs, using reasonable assumptions for amortization periods, and expects them to be recovered through rates consistent with the Mississippi PSC's requested settlement conditions. The ultimate outcome will be determined by the Mississippi PSC in the Kemper IGCC Settlement Docket proceedings.
In the aggregate, since the Kemper IGCC project started, Mississippi Power has incurred charges of $6.00 billion ($3.96 billion after tax) through September 30, 2017. Mississippi Power recorded total pre-tax charges to income for the estimated probable losses on the Kemper IGCC of $34 million ($21 million after tax) and $88 million ($54 million after tax) in the third quarter 2017 and the third quarter 2016, respectively, and total pre-tax charges of $3.2 billion ($2.2 billion after tax) and $222 million ($137 million after tax) year-to-date in 2017 and 2016, respectively.
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
Recently Issued Accounting Standards
See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Recently Issued Accounting Standards" of Southern Company in Item 7 of the Form 10-K for additional information.
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
On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 removes the requirement to compare the implied fair value of goodwill with the carrying amount as part of Step 2 of the goodwill impairment test. Under the new standard, the goodwill impairment loss will be measured as the excess of a reporting unit's carrying amount over its fair value, not exceeding the total amount of goodwill allocated to that reporting unit, which may increase the frequency of goodwill impairment charges if a future goodwill impairment test does not pass the Step 1 evaluation. ASU 2017-04 is effective prospectively for annual and interim periods beginning on or after December 15, 2019, and early adoption is permitted on testing dates after January 1, 2017. Southern Company is evaluating the standard and expects to early adopt ASU 2017-04 effective January 1, 2018.
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
On August 28, 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), amending the hedge accounting recognition and presentation requirements. ASU 2017-12 makes more financial and non-financial hedging strategies eligible for

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

hedge accounting, amends the related presentation and disclosure requirements, and simplifies hedge effectiveness assessment requirements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. Southern Company is evaluating the standard and expects to early adopt ASU 2017-12 effective January 1, 2018. The adoption of ASU 2017-12 is not expected to have a material impact on Southern Company's financial statements.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Southern Company in Item 7 of the Form 10-K for additional information. Southern Company's financial condition remained stable at September 30, 2017. Southern Company intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $5.3 billion for the first nine months of 2017, an increase of $1.0 billion from the corresponding period in 2016. The increase in net cash provided from operating activities was primarily due to an increase of $1.5 billion in net cash provided from operating activities of Southern Company Gas, which was acquired on July 1, 2016, partially offset by the timing of vendor payments. Net cash used for investing activities totaled $6.7 billion for the first nine months of 2017 primarily due to the traditional electric operating companies' installation of equipment to comply with environmental standards and construction of electric generation, transmission, and distribution facilities, capital expenditures for Southern Company Gas' infrastructure replacement programs, and Southern Power's renewable acquisitions. Net cash provided from financing activities totaled $1.3 billion for the first nine months of 2017 primarily due to net issuances of long-term and short-term debt, partially offset by common stock dividend payments. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2017 include an increase of $1.3 billion in total property, plant, and equipment primarily related to the traditional electric operating companies' installation of equipment to comply with environmental standards and construction of electric generation, transmission, and distribution facilities, Southern Company Gas' infrastructure replacement programs, and Southern Power's renewable acquisitions, largely offset by the $2.9 billion write-down of the gasification portions of the Kemper IGCC; a decrease of $0.4 billion in income taxes receivable, current and unrecognized tax benefits primarily related to income tax refunds associated with deductible R&E expenditures; a decrease of $0.5 billion in acquisitions payable related to Southern Power; an increase of $2.3 billion in long-term debt (including amounts due within one year) primarily to fund the Southern Company system's continuous construction programs and for general corporate purposes; and a decrease of $0.7 billion in total common stockholder's equity primarily related to the estimated probable losses on the Kemper IGCC, partially offset by the issuance of additional shares of common stock.
At the end of the third quarter 2017, the market price of Southern Company's common stock was $49.14 per share (based on the closing price as reported on the New York Stock Exchange) and the book value was $23.99 per share, representing a market-to-book ratio of 205%, compared to $49.19, $25.00, and 197%, respectively, at the end of 2016. Southern Company's common stock dividend for the third quarter 2017 was $0.58 per share compared to $0.56 per share in the third quarter 2016.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Company in Item 7 of the Form 10-K for a description of Southern Company's capital requirements for the construction programs of the Southern Company system, including estimated capital expenditures for new electric generating facilities and to comply with existing environmental statutes and regulations, scheduled maturities of long-term debt, as well as related interest, derivative

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

obligations, preferred and preference stock dividends, leases, purchase commitments, pipeline charges, storage capacity, and gas supply, asset management agreements, standby letters of credit and performance/surety bonds, trust funding requirements, and unrecognized tax benefits. Subsequent to September 30, 2017, Alabama Power repaid at maturity $325 million aggregate principal amount of its Series Q 5.50% Senior Notes due October 15, 2017. An additional $3.2 billion will be required through September 30, 2018 to fund maturities of long-term debt. See "Sources of Capital" herein for additional information.
The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental statutes and regulations; the outcome of any legal challenges to the environmental rules; changes in electric generating plants, including unit retirements and replacements and adding or changing fuel sources at existing electric generating units, to meet regulatory requirements; changes in FERC rules and regulations; state regulatory agency approvals; changes in the expected environmental compliance program; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; storm impacts; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. Additionally, planned expenditures for plant acquisitions may vary due to market opportunities and Southern Power's ability to execute its growth strategy. See Note 12 to the financial statements of Southern Company under "Southern Power" in Item 8 of the Form 10-K and Note (I) to the Condensed Financial Statements under "Southern Power" herein for additional information regarding Southern Power's plant acquisitions. See Note 3 to the financial statements of Southern Company under "Regulatory Matters – Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Georgia Power – Nuclear Construction" herein for information regarding additional factors that may impact construction expenditures, including Georgia Power's cost-to-complete and cancellation cost assessments for Plant Vogtle Units 3 and 4.
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
Except as described herein, the traditional electric operating companies, Southern Power, and Southern Company Gas plan to obtain the funds required for construction and other purposes from operating cash flows, external security issuances, term loans, short-term borrowings, and equity contributions or loans from Southern Company. In addition, Southern Power plans to utilize tax equity partnership contributions. However, the amount, type, and timing of any future financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" of Southern Company in Item 7 of the Form 10-K for additional information.
In addition, in 2014, Georgia Power entered into the Loan Guarantee Agreement with the DOE, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4. Under the Loan Guarantee Agreement, the DOE agreed to guarantee borrowings of up to $3.46 billion (not to exceed 70% of (i) Eligible Project Costs, less (ii) amounts received from Toshiba under the Guarantee Settlement Agreement and amounts received from the Westinghouse bankruptcy proceeding) to be made by Georgia Power under a multi-advance credit facility (FFB Credit Facility) among Georgia Power, the DOE, and the FFB. As of September 30, 2017, Georgia Power had borrowed $2.6 billion under the FFB Credit Facility. On July 27, 2017, Georgia Power entered into an amendment to the Loan Guarantee Agreement, which provides that further advances are conditioned upon the DOE's approval of any agreements entered into in replacement of the Vogtle 3 and 4 Agreement and satisfaction of certain other conditions.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On September 28, 2017, the DOE issued a conditional commitment to Georgia Power for up to approximately $1.67 billion of additional guaranteed loans under the Loan Guarantee Agreement. Final approval and issuance of these additional loan guarantees by the DOE cannot be assured and are subject to the negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions. See Note 6 to the financial statements of Southern Company under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information regarding the Loan Guarantee Agreement, including applicable covenants, events of default, mandatory prepayment events, and additional conditions to borrowing. Also see Note (B) to the Condensed Financial Statements under "Regulatory Matters – Georgia Power – Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
As of September 30, 2017, Southern Company's current liabilities exceeded current assets by $3.4 billion due to long-term debt that is due within one year of $3.5 billion (comprised of approximately $1.0 billion at the parent company, $0.3 billion at Alabama Power, $0.3 billion at Georgia Power, $1.0 billion at Mississippi Power, and $0.9 billion at Southern Power) and notes payable of $2.6 billion (comprised of approximately $1.1 billion at the parent company, $0.4 billion at Georgia Power, $0.1 billion at Southern Power, and $0.9 billion at Southern Company Gas). To meet short-term cash needs and contingencies, the Southern Company system has substantial cash flow from operating activities and access to capital markets and financial institutions. Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas intend to utilize operating cash flows, as well as commercial paper, lines of credit, bank notes, and securities issuances, as market conditions permit, as well as, under certain circumstances for the traditional electric operating companies, Southern Power, and Southern Company Gas, equity contributions and/or loans from Southern Company to meet their short-term capital needs.
At September 30, 2017, Southern Company and its subsidiaries had approximately $1.8 billion of cash and cash equivalents. Committed credit arrangements with banks at September 30, 2017 were as follows:

	Expires							Executable Term Loans		Expires Within One Year
Company	2017	2018	2019	2020	2022	Total	Unused	One Year	Two Years	Term Out	No Term Out
	(in millions)
Southern Company(a)	$—	$—	$—	$—	$2,000	$2,000	$2,000	$—	$—	$—	$—
Alabama Power	—	35	—	500	800	1,335	1,335	—	—	—	35
Georgia Power	—	—	—	—	1,750	1,750	1,732	—	—	—	—
Gulf Power	30	195	25	30	—	280	280	45	—	—	40
Mississippi Power	100	—	—	—	—	100	100	—	—	—	100
Southern Power Company(b)	—	—	—	—	750	750	728	—	—	—	—
Southern Company Gas(c)	—	—	—	—	1,900	1,900	1,861	—	—	—	—
Other	—	30	—	—	—	30	30	20	—	20	10
Southern Company Consolidated	$130	$260	$25	$530	$7,200	$8,145	$8,066	$65	$—	$20	$185

(a)	Represents the Southern Company parent entity.

(b)
Does not include Southern Power's $120 million continuing letter of credit facility for standby letters of credit expiring in 2019, of which $111 million has been used for letters of credit and $9 million remains unused at September 30, 2017.

(c)
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
As reflected in the table above, in May 2017, Southern Company, Alabama Power, Georgia Power, and Southern Power Company each amended certain of their multi-year credit arrangements, which, among other things, extended the maturity dates from 2020 to 2022. Southern Company and Southern Power Company increased their borrowing ability under these arrangements to $2.0 billion from $1.25 billion and to $750 million from $600 million, respectively. Southern Company also terminated its $1.0 billion facility maturing in 2018. Also in May 2017, Southern Company Gas Capital and Nicor Gas terminated their existing credit arrangements for $1.3 billion and $700 million, respectively, which were to mature in 2017 and 2018, and entered into a new multi-year credit arrangement currently allocated for $1.2 billion and $700 million, respectively, with a maturity date of 2022. Pursuant to the new multi-year credit arrangement, the allocations may be adjusted. In September 2017, Alabama Power amended its $500 million multi-year credit arrangement, which, among other things, extended the maturity date from 2018 to 2020.
Most of these bank credit arrangements, as well as the term loan arrangements of Southern Company, Alabama Power, Georgia Power, Mississippi Power, and Southern Power Company, contain covenants that limit debt levels and contain cross-acceleration or cross-default provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. Such cross-default provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness or guarantee obligations over a specified threshold. Such cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. At September 30, 2017, Southern Company, the traditional electric operating companies, Southern Power Company, Southern Company Gas, and Nicor Gas were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
Subject to applicable market conditions, Southern Company and its subsidiaries expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, Southern Company and its subsidiaries may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
A portion of the unused credit with banks is allocated to provide liquidity support to the pollution control revenue bonds of the traditional electric operating companies and the commercial paper programs of Southern Company, the traditional electric operating companies, Southern Power Company, Southern Company Gas, and Nicor Gas. The amount of variable rate pollution control revenue bonds of the traditional electric operating companies outstanding requiring liquidity support as of September 30, 2017 was approximately $1.5 billion as compared to $1.9 billion at December 31, 2016. In June 2017, Georgia Power remarketed $318 million of variable rate pollution control bonds in index rate modes, reducing the liquidity support utilized under Georgia Power's bank credit arrangement. In addition, at September 30, 2017, the traditional electric operating companies had approximately $699 million of pollution control revenue bonds outstanding that were required to be remarketed within the next 12 months. Subsequent to September 30, 2017, $40 million of these pollution control revenue bonds of Georgia Power which were in an index rate mode were remarketed to the public in a long-term fixed rate mode.
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

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of short-term borrowings were as follows:

	Short-term Debt at September 30, 2017		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$1,725	1.5%	$1,895	1.5%	$2,284
Short-term bank debt	854	2.0%	938	2.1%	1,017
Total	$2,579	1.7%	$2,833	1.7%

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2017.
Southern Company believes the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, bank term loans, and operating cash flows.
Credit Rating Risk
At September 30, 2017, Southern Company and its subsidiaries did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change of certain subsidiaries to BBB and/or Baa2 or below. These contracts are for physical electricity and natural gas purchases and sales, fuel purchases, fuel transportation and storage, energy price risk management, transmission, and interest rate management.
The maximum potential collateral requirements under these contracts at September 30, 2017 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and/or Baa2	$38
At BBB- and/or Baa3	$647
At BB+ and/or Ba1(*)	$2,352

(*)	Any additional credit rating downgrades at or below BB- and/or Ba3 could increase collateral requirements up to an additional $38 million.
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
On March 30, 2017, Fitch placed the ratings of Southern Company, Georgia Power, and Mississippi Power on rating watch negative.
On June 22, 2017, Moody's placed the ratings of Mississippi Power on review for downgrade. On September 21, 2017, Moody's revised its rating outlook for Mississippi Power from under review to stable.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Activities
During the first nine months of 2017, Southern Company issued approximately 10.6 million shares of common stock primarily through employee equity compensation plans and received proceeds of approximately $479 million.
In addition, during the second and third quarters of 2017, Southern Company issued a total of approximately 2.7 million shares of common stock through at-the-market issuances pursuant to sales agency agreements related to Southern Company's continuous equity offering program and received cash proceeds of approximately $134 million, net of $1.1 million in fees and commissions.
The following table outlines the long-term debt financing activities for Southern Company and its subsidiaries for the first nine months of 2017:

Company	Senior Note Issuances	Senior Note Maturities and Redemptions	Revenue Bond Maturities, Redemptions, and Repurchases	Other Long-Term Debt Issuances	Other Long-Term Debt Redemptions and Maturities(a)
	(in millions)
Southern Company(b)	$300	$400	$—	$500	$400
Alabama Power	550	200	36	—	—
Georgia Power	1,350	450	65	370	13
Gulf Power	300	85	—	6	—
Mississippi Power	—	—	—	40	893
Southern Power	—	—	—	43	4
Southern Company Gas(c)	450	—	—	200	22
Other	—	—	—	—	12
Elimination(d)	—	—	—	(40)	(599)
Southern Company Consolidated	$2,950	$1,135	$101	$1,119	$745

(a)	Includes reductions in capital lease obligations resulting from cash payments under capital leases.

(b)	Represents the Southern Company parent entity.

(c)	The senior notes were issued by Southern Company Gas Capital and guaranteed by the Southern Company Gas parent entity. Other long-term debt issued represents first mortgage bonds issued by Nicor Gas.

(d)
Includes intercompany loans from Southern Company to Mississippi Power and reductions in affiliate capital lease obligations at Georgia Power. These transactions are eliminated in Southern Company's Consolidated Financial Statements.

In March 2017, Southern Company repaid at maturity a $400 million 18-month floating rate bank loan.
In June 2017, Southern Company issued $500 million aggregate principal amount of Series 2017A 5.325% Junior Subordinated Notes due June 21, 2057 and $300 million aggregate principal amount of Series 2017A Floating Rate Senior Notes due September 30, 2020, which bear interest at a floating rate based on three-month LIBOR. The proceeds were used to repay short-term indebtedness and for other general corporate purposes.
Also in June 2017, Southern Company entered into two $100 million aggregate principal amount floating rate bank term loan agreements, which mature on June 21, 2018 and June 29, 2018 and bear interest based on one-month LIBOR. The proceeds were used for working capital and other general corporate purposes.
In August 2017, Southern Company borrowed $250 million pursuant to an uncommitted bank credit arrangement, which bears interest at a rate agreed upon by Southern Company and the bank from time to time and is payable on no less than 30 days' demand by the bank. The proceeds were used for working capital and other general corporate purposes.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Also in August 2017, Southern Company repaid at maturity $400 million aggregate principal amount of Series 2014A 1.30% Senior Notes.
Except as described herein, Southern Company's subsidiaries used the proceeds of the debt issuances shown in the table above for their redemptions and maturities shown in the table above, to repay short-term indebtedness, and for general corporate purposes, including their continuous construction programs.
In September 2017, Alabama Power issued 10 million shares ($250 million aggregate stated capital) of 5.00% Class A Preferred Stock, Cumulative, Par Value $1 Per Share (Stated Capital $25 Per Share). The proceeds were used in October 2017 to redeem all 2 million shares ($50 million aggregate stated capital) of Alabama Power's 6.50% Series Preference Stock, 6 million shares ($150 million aggregate stated capital) of Alabama Power's 6.45% Series Preference Stock, and 1.52 million shares ($38 million aggregate stated capital) of Alabama Power's 5.83% Class A Preferred Stock and for other general corporate purposes, including Alabama Power's continuous construction program.
Subsequent to September 30, 2017, Alabama Power repaid at maturity $325 million aggregate principal amount of Series Q 5.50% Senior Notes due October 15, 2017.
In June 2017, Georgia Power entered into three floating rate bank loans in aggregate principal amounts of $50 million, $150 million, and $100 million, with maturity dates of December 1, 2017, May 31, 2018, and June 28, 2018, respectively, which bear interest based on one-month LIBOR. Also in June 2017, Georgia Power borrowed $500 million pursuant to an uncommitted bank credit arrangement, which bears interest at a rate agreed upon by Georgia Power and the bank from time to time and is payable on no less than 30 days' demand by the bank. The proceeds from these bank loans were used to repay a portion of Georgia Power's existing indebtedness and for working capital and other general corporate purposes, including Georgia Power's continuous construction program.
In August 2017, Georgia Power repaid its $50 million floating rate bank loan due December 1, 2017 and $250 million of the $500 million aggregate principal amount outstanding pursuant to its uncommitted bank credit arrangement. Also in August 2017, Georgia Power amended its $100 million floating rate bank loan to extend the maturity date from June 28, 2018 to October 26, 2018.
As reflected in the table above under other long-term debt issuances, in September 2017, Georgia Power issued $270 million aggregate principal amount of Series 2017A 5.00% Junior Subordinated Notes due October 1, 2077. The proceeds were used in October 2017 to redeem all 1.8 million shares ($45 million aggregate liquidation amount) of Georgia Power's 6.125% Series Class A Preferred Stock and 2.25 million shares ($225 million aggregate liquidation amount) of Georgia Power's 6.50% Series 2007A Preference Stock.
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
In September 2017, Southern Power amended its $60 million aggregate principal amount floating rate bank loan to, among other things, increase the aggregate principal amount to $100 million and extend the maturity date from September 2017 to October 2018. The additional $40 million of proceeds were used to repay existing indebtedness and for other general corporate purposes.
In July 2017, Nicor Gas agreed to issue $400 million aggregate principal amount of first mortgage bonds in a private placement. On August 10, 2017, Nicor Gas issued $100 million aggregate principal amount of First Mortgage Bonds 3.03% Series due August 10, 2027 and $100 million aggregate principal amount of First Mortgage

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Bonds 3.62% Series due August 10, 2037. The proceeds were used to repay short-term indebtedness incurred under the Nicor Gas commercial paper program and for other working capital needs. The remaining $200 million is expected to be issued in November 2017.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Company and its subsidiaries plan to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

PART I
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the nine months ended September 30, 2017, there were no material changes to Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, and Southern Power's disclosures about market risk. For additional market risk disclosures relating to Gulf Power and Southern Company Gas, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of Gulf Power and Southern Company Gas, respectively, herein. For an in-depth discussion of each registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of each registrant in Item 7 of the Form 10-K and Note 1 to the financial statements of each registrant under "Financial Instruments," Note 11 to the financial statements of Southern Company, Alabama Power, and Georgia Power, Note 10 to the financial statements of Gulf Power, Mississippi Power, and Southern Company Gas, and Note 9 to the financial statements of Southern Power in Item 8 of the Form 10-K. Also see Note (C) and Note (H) to the Condensed Financial Statements herein for information relating to derivative instruments.
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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Gulf Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the third quarter 2017 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Gulf Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$1,595	$1,629	$4,155	$4,139
Wholesale revenues, non-affiliates	77	82	210	211
Wholesale revenues, affiliates	18	18	83	49
Other revenues	50	56	158	162
Total operating revenues	1,740	1,785	4,606	4,561
Operating Expenses:
Fuel	343	410	944	973
Purchased power, non-affiliates	57	63	132	139
Purchased power, affiliates	55	41	117	129
Other operations and maintenance	391	348	1,134	1,097
Depreciation and amortization	185	177	549	524
Taxes other than income taxes	93	96	284	286
Total operating expenses	1,124	1,135	3,160	3,148
Operating Income	616	650	1,446	1,413
Other Income and (Expense):
Allowance for equity funds used during construction	11	7	27	23
Interest expense, net of amounts capitalized	(76)	(77)	(229)	(224)
Other income (expense), net	(5)	(5)	(8)	(16)
Total other income and (expense)	(70)	(75)	(210)	(217)
Earnings Before Income Taxes	546	575	1,236	1,196
Income taxes	216	219	493	462
Net Income	330	356	743	734
Dividends on Preferred and Preference Stock	5	4	14	13
Net Income After Dividends on Preferred and Preference Stock	$325	$352	$729	$721

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Net Income	$330	$356	$743	$734
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $-, $-, $-, and $(1), respectively	—	—	—	(2)
Reclassification adjustment for amounts included in net income, net of tax of $1, $1, $2, and $2, respectively	1	1	3	3
Total other comprehensive income (loss)	1	1	3	1
Comprehensive Income	$331	$357	$746	$735
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2017	2016
	(in millions)
Operating Activities:
Net income	$743	$734
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	666	634
Deferred income taxes	260	267
Allowance for equity funds used during construction	(27)	(23)
Pension, postretirement, and other employee benefits	(4)	(14)
Other, net	43	(12)
Changes in certain current assets and liabilities —
-Receivables	(163)	(4)
-Fossil fuel stock	34	18
-Other current assets	(58)	(46)
-Accounts payable	(125)	(113)
-Accrued taxes	159	207
-Accrued compensation	(48)	(22)
-Retail fuel cost over recovery	(76)	(104)
-Other current liabilities	7	19
Net cash provided from operating activities	1,411	1,541
Investing Activities:
Property additions	(1,211)	(947)
Nuclear decommissioning trust fund purchases	(174)	(275)
Nuclear decommissioning trust fund sales	174	275
Cost of removal, net of salvage	(82)	(70)
Change in construction payables	105	(37)
Other investing activities	(29)	(28)
Net cash used for investing activities	(1,217)	(1,082)
Financing Activities:
Proceeds —
Senior notes	550	400
Capital contributions from parent company	337	253
Preferred stock	250	—
Other long-term debt	—	45
Redemptions —
Pollution control revenue bonds	(36)	—
Senior notes	(200)	(200)
Payment of common stock dividends	(536)	(574)
Other financing activities	(26)	(21)
Net cash provided from (used for) financing activities	339	(97)
Net Change in Cash and Cash Equivalents	533	362
Cash and Cash Equivalents at Beginning of Period	420	194
Cash and Cash Equivalents at End of Period	$953	$556
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $10 and $8 capitalized for 2017 and 2016, respectively)	$217	$215
Income taxes, net	146	(70)
Noncash transactions — Accrued property additions at end of period	189	84
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2017	At December 31, 2016
	(in millions)
Current Assets:
Cash and cash equivalents	$953	$420
Receivables —
Customer accounts receivable	428	348
Unbilled revenues	149	146
Other accounts and notes receivable	47	27
Affiliated	45	40
Accumulated provision for uncollectible accounts	(8)	(10)
Fossil fuel stock	171	205
Materials and supplies	455	435
Prepaid expenses	58	34
Other regulatory assets, current	122	149
Other current assets	5	11
Total current assets	2,425	1,805
Property, Plant, and Equipment:
In service	26,619	26,031
Less: Accumulated provision for depreciation	9,463	9,112
Plant in service, net of depreciation	17,156	16,919
Nuclear fuel, at amortized cost	314	336
Construction work in progress	928	491
Total property, plant, and equipment	18,398	17,746
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	65	66
Nuclear decommissioning trusts, at fair value	869	792
Miscellaneous property and investments	121	112
Total other property and investments	1,055	970
Deferred Charges and Other Assets:
Deferred charges related to income taxes	525	525
Deferred under recovered regulatory clause revenues	17	150
Other regulatory assets, deferred	1,191	1,157
Other deferred charges and assets	178	163
Total deferred charges and other assets	1,911	1,995
Total Assets	$23,789	$22,516
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2017	At December 31, 2016
	(in millions)
Current Liabilities:
Securities due within one year	$325	$561
Accounts payable —
Affiliated	275	297
Other	376	433
Customer deposits	92	88
Accrued taxes —
Accrued income taxes	115	45
Other accrued taxes	128	42
Accrued interest	75	78
Accrued compensation	151	193
Other regulatory liabilities, current	4	85
Other current liabilities	50	76
Total current liabilities	1,591	1,898
Long-term Debt	7,083	6,535
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,919	4,654
Deferred credits related to income taxes	60	65
Accumulated deferred ITCs	118	110
Employee benefit obligations	289	300
Asset retirement obligations	1,564	1,503
Other cost of removal obligations	630	684
Other regulatory liabilities, deferred	93	100
Other deferred credits and liabilities	51	63
Total deferred credits and other liabilities	7,724	7,479
Total Liabilities	16,398	15,912
Redeemable Preferred Stock	329	85
Preference Stock	196	196
Common Stockholder's Equity:
Common stock, par value $40 per share —
Authorized — 40,000,000 shares
Outstanding — 30,537,500 shares	1,222	1,222
Paid-in capital	2,961	2,613
Retained earnings	2,711	2,518
Accumulated other comprehensive loss	(28)	(30)
Total common stockholder's equity	6,866	6,323
Total Liabilities and Stockholder's Equity	$23,789	$22,516
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2017 vs. THIRD QUARTER 2016
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(27)	(7.7)	$8	1.1
Alabama Power's net income after dividends on preferred and preference stock for the third quarter 2017 was $325 million compared to $352 million for the corresponding period in 2016. The decrease was primarily related to a decrease in retail revenues associated with milder weather and lower customer usage in the third quarter 2017 compared to the corresponding period in 2016 and an increase in non-fuel operations and maintenance expenses. The decrease was partially offset by an increase in rates under Rate RSE effective January 1, 2017.
Alabama Power's net income after dividends on preferred and preference stock for year-to-date 2017 was $729 million compared to $721 million for the corresponding period in 2016. The increase was primarily related to an increase in rates under Rate RSE effective January 1, 2017, partially offset by a decrease in retail revenues associated with milder weather and lower customer usage for year-to-date 2017 compared to the corresponding period in 2016, and an increase in non-fuel operations and maintenance expenses.
Retail Revenues

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(34)	(2.1)	$16	0.4
In the third quarter 2017, retail revenues were $1.60 billion compared to $1.63 billion for the corresponding period in 2016. For year-to-date 2017, retail revenues were $4.16 billion compared to $4.14 billion for the corresponding period in 2016.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the changes in retail revenues were as follows:

	Third Quarter 2017		Year-to-Date 2017
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$1,629		$4,139
Estimated change resulting from –
Rates and pricing	85	5.2	240	5.8
Sales decline	(18)	(1.1)	(31)	(0.7)
Weather	(50)	(3.1)	(116)	(2.8)
Fuel and other cost recovery	(51)	(3.1)	(77)	(1.9)
Retail – current year	$1,595	(2.1)%	$4,155	0.4%
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2017 when compared to the corresponding periods in 2016 primarily due to an increase in rates under Rate RSE effective January 1, 2017. See Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales decreased in the third quarter and year-to-date 2017 when compared to the corresponding periods in 2016. Weather-adjusted residential KWH sales decreased 2.4% and 1.1% for the third quarter and year-to-date 2017, respectively, primarily due to lower customer usage resulting from an increase in penetration of energy efficient residential appliances, partially offset by customer growth. Weather-adjusted commercial KWH sales decreased 2.3% and 1.4% for the third quarter and year-to-date 2017, respectively, primarily due to lower customer usage resulting from customer initiatives in energy savings and an ongoing migration to the electronic commerce business model, partially offset by customer growth. Industrial KWH sales increased 1.8% and 0.6% for the third quarter and year-to-date 2017, respectively, as a result of an increase in demand resulting from changes in production levels primarily in the primary metals, chemicals, and mining sectors, partially offset by a decrease in demand from the pipeline sector.
Revenues resulting from changes in weather decreased in the third quarter and year-to-date 2017 due to milder weather experienced in Alabama Power's service territory compared to the corresponding periods in 2016. For the third quarter 2017, the resulting decreases were 5.1% and 2.4% for residential and commercial sales revenues, respectively. For year-to-date 2017, the resulting decreases were 5.2% and 1.8% for residential and commercial sales revenues, respectively.
Fuel and other cost recovery revenues decreased in the third quarter and year-to-date 2017 when compared to the corresponding periods in 2016 primarily due to a decrease in KWH generation and a decrease in the average cost of fuel. Electric rates include provisions to recognize the full recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with the natural disaster reserve. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not affect net income. See Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters" in Item 8 of the Form 10-K for additional information.
Wholesale Revenues – Affiliates

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$34	69.4
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
For year-to-date 2017, wholesale revenues from sales to affiliates were $83 million compared to $49 million for the corresponding period in 2016. The increase was primarily due to a 52% increase in KWH sales as a result of supporting Southern Company system transmission reliability and an 11% increase in the price of energy due to an increase in natural gas prices.
Other Revenues

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(6)	(10.7)	$(4)	(2.5)
In the third quarter 2017, other revenues were $50 million compared to $56 million for the corresponding period in 2016. The decrease was primarily due to lower open access transmission tariff revenues as a result of rate adjustments.
Fuel and Purchased Power Expenses

	Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(67)	(16.3)	$(29)	(3.0)
Purchased power – non-affiliates	(6)	(9.5)	(7)	(5.0)
Purchased power – affiliates	14	34.1	(12)	(9.3)
Total fuel and purchased power expenses	$(59)		$(48)
In the third quarter 2017, fuel and purchased power expenses were $455 million compared to $514 million for the corresponding period in 2016. The decrease was primarily due to a $43 million net decrease related to the volume of KWHs generated and purchased and a $16 million decrease related to the average cost of fuel.
For year-to-date 2017, fuel and purchased power expenses were $1.19 billion compared to $1.24 billion for the corresponding period in 2016. The decrease was primarily due to a $53 million decrease in the volume of KWHs purchased and a $34 million decrease related to the average cost of fuel. This decrease was partially offset by a $35 million increase in the average cost of purchased power.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Alabama Power's energy cost recovery clause. See Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters – Rate ECR" in Item 8 of the Form 10-K for additional information.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of Alabama Power's generation and purchased power were as follows:

	Third Quarter 2017	Third Quarter 2016	Year-to-Date 2017	Year-to-Date 2016
Total generation (in billions of KWHs)	16	18	46	46
Total purchased power (in billions of KWHs)	2	2	5	6
Sources of generation (percent) —
Coal	52	59	49	51
Nuclear	24	22	25	24
Gas	19	18	20	19
Hydro	5	1	6	6
Cost of fuel, generated (in cents per net KWH) —
Coal	2.61	2.73	2.61	2.80
Nuclear	0.75	0.77	0.75	0.78
Gas	2.72	2.85	2.74	2.62
Average cost of fuel, generated (in cents per net KWH)(a)	2.17	2.32	2.15	2.25
Average cost of purchased power (in cents per net KWH)(b)	5.65	5.70	5.57	4.81

(a)	KWHs generated by hydro are excluded from the average cost of fuel, generated.

(b)	Average cost of purchased power includes fuel, energy, and transmission purchased by Alabama Power for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2017, fuel expense was $343 million compared to $410 million for the corresponding period in 2016. The decrease was primarily due to an 18.4% decrease in the volume of KWHs generated by coal, a 4.6% decrease in the average cost of natural gas per KWH generated, which excludes fuel associated with tolling agreements, and a 4.4% decrease in average cost of coal per KWH generated. In addition, there was a 194.0% increase in the volume of KWHs generated by hydro facilities as a result of significantly more rainfall in 2017.
For year-to-date 2017, fuel expense was $944 million compared to $973 million for the corresponding period in 2016. The decrease was primarily due to a 6.8% decrease in the average cost of coal per KWH generated and a 2.0% decrease in the volume of KWHs generated by coal. The decrease was partially offset by a 4.8% increase in the volume of KWHs generated by natural gas and a 4.6% increase in the average cost of natural gas per KWH generated, which excludes fuel associated with tolling agreements.
Purchased Power – Affiliates
In the third quarter 2017, purchased power expense from affiliates was $55 million compared to $41 million for the corresponding period in 2016. The increase was primarily related to a 55.2% increase in the amount of energy purchased due to an increase in plant outages and increased purchases from Southern Electric Generating Company (SEGCO). The increase was partially offset by a 14.5% decrease in the average cost per KWH of capacity and energy at SEGCO. See Note 4 to the financial statements of Alabama Power in Item 8 of the Form 10-K for additional information.
For year-to-date 2017, purchased power expense from affiliates was $117 million compared to $129 million for the corresponding period in 2016. The decrease was primarily related to a 26.6% decrease in the amount of energy purchased due to a decrease in demand as a result of milder weather in 2017, partially offset by a 22.9% increase in the average cost of purchased power per KWH as a result of higher natural gas prices.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$43	12.4	$37	3.4
In the third quarter 2017, other operations and maintenance expenses were $391 million compared to $348 million for the corresponding period in 2016. The increase was primarily due to increases of $26 million in scheduled generation outage costs, $11 million in vegetation management costs, and $3 million in employee compensation and benefit costs, including pension costs.
For year-to-date 2017, other operations and maintenance expenses were $1.13 billion compared to $1.10 billion for the corresponding period in 2016. The increase was primarily due to increases of $31 million in vegetation management costs, $10 million in nuclear generation plant improvement costs, and $7 million in employee compensation and benefit costs, including pension costs, partially offset by an $11 million decrease in contract services.
Depreciation and Amortization

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$8	4.5	$25	4.8
In the third quarter 2017, depreciation and amortization was $185 million compared to $177 million for the corresponding period in 2016. For year-to-date 2017, depreciation and amortization was $549 million compared to $524 million for the corresponding period in 2016. These increases were primarily due to additional plant in service and an increase in depreciation rates, effective January 1, 2017, associated with compliance-related steam projects and asset retirement obligation recovery, partially offset by a decrease in distribution-related depreciation rates. See Note 1 to the financial statements of Alabama Power under "Depreciation and Amortization" in Item 8 of the Form 10-K for additional information.
Income Taxes

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(3)	(1.4)	$31	6.7
For year-to-date 2017, income taxes were $493 million compared to $462 million for the corresponding period in 2016. The increase was primarily due to higher pre-tax earnings, unrecognized tax benefits related to certain state deductions for federal income taxes, and prior year tax return actualization.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Alabama Power's future earnings potential. The level of Alabama Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Alabama Power's primary business of providing electric service. These factors include Alabama Power's ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently-incurred costs during a time of increasing costs and limited projected demand growth over the next several years. Future earnings will be driven primarily by customer growth. Earnings will also depend upon

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

maintaining and growing sales, considering, among other things, the adoption and/or penetration rates of increasingly energy-efficient technologies and increasing volumes of electronic commerce transactions. Earnings are subject to a variety of other factors. These factors include weather, competition, new energy contracts with other utilities, energy conservation practiced by customers, the use of alternative energy sources by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Alabama Power's service territory. Demand for electricity is primarily driven by the pace of economic growth that may be affected by changes in regional and global economic conditions, which may impact future earnings. Current proposals related to potential federal tax reform legislation are primarily focused on reducing the corporate income tax rate, allowing 100% of capital expenditures to be deducted, and eliminating the interest deduction. The ultimate impact of any tax reform proposals is dependent on the final form of any legislation enacted and the related transition rules and cannot be determined at this time, but could have a material impact on Alabama Power's financial statements. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Alabama Power in Item 7 of the Form 10-K.
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
On April 25, 2017, the EPA published a notice announcing it would reconsider the effluent guidelines rule, which had been finalized in November 2015. On September 18, 2017, the EPA published a final rule establishing a stay of the compliance deadlines for certain effluent limitations and pretreatment standards under the rule.
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
On March 28, 2017, the U.S. President signed an executive order directing agencies to review actions that potentially burden the development or use of domestically produced energy resources. The executive order

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

specifically directs the EPA to review the Clean Power Plan and final greenhouse gas emission standards for new, modified, and reconstructed electric generating units and, if appropriate, take action to suspend, revise, or rescind those rules. On October 16, 2017, the EPA published a proposed rule to repeal the Clean Power Plan. The EPA has not determined whether or when it will promulgate a replacement rule.
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
On May 17, 2017, the FERC accepted the traditional electric operating companies' (including Alabama Power's) and Southern Power's compliance filing accepting the terms of the FERC's February 2, 2017 order regarding an amendment by the traditional electric operating companies (including Alabama Power) and Southern Power to their market-based rate tariff. While the FERC's order references the traditional electric operating companies' (including Alabama Power's) and Southern Power's market power proceeding related to their 2014 triennial updated market power analysis, that proceeding remains a separate, ongoing matter.
On October 25, 2017, the FERC issued an order in response to the traditional electric operating companies' (including Alabama Power's) and Southern Power's June 30, 2017 triennial updated market power analysis. The FERC directed the traditional electric operating companies (including Alabama Power) and Southern Power to show cause within 60 days why market-based rate authority should not be revoked in certain areas adjacent to the area presently under mitigation in accordance with the February 2, 2017 order, or to provide a mitigation plan to further address market power concerns. The traditional electric operating companies (including Alabama Power) and Southern Power expect to make a filing within the specified 60 days responding to the FERC's order.
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

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The ultimate outcome of such pending or potential litigation or regulatory matters cannot be predicted at this time; however, for current proceedings not specifically reported in Note (B) to the Condensed Financial Statements herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Alabama Power's financial statements. See Note (B) to the Condensed Financial Statements herein for a discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
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
Recently Issued Accounting Standards
See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Recently Issued Accounting Standards" of Alabama Power in Item 7 of the Form 10-K for additional information.
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
The new standard is effective for interim and annual reporting periods beginning after December 15, 2017. Alabama Power intends to use the modified retrospective method of adoption effective January 1, 2018. Alabama Power has also elected to utilize practical expedients which allow it to apply the standard to open contracts at the date of adoption and to reflect the aggregate effect of all modifications when identifying performance obligations and allocating the transaction price for contracts modified before the effective date. Under the modified retrospective method of adoption, prior year reported results are not restated; however, a cumulative-effect adjustment to retained earnings at January 1, 2018 is recorded. In addition, disclosures will include comparative information on 2018 financial statement line items under current guidance. While the adoption of ASC 606, including the cumulative-

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

effect adjustment, is not expected to have a material impact on either the timing or amount of revenues recognized in Alabama Power's financial statements, Alabama Power will continue to evaluate the requirements, as well as any additional clarifying guidance that may be issued.
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
On August 28, 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), amending the hedge accounting recognition and presentation requirements. ASU 2017-12 makes more financial and non-financial hedging strategies eligible for hedge accounting, amends the related presentation and disclosure requirements, and simplifies hedge effectiveness assessment requirements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. Alabama Power is evaluating the standard and expects to early adopt ASU 2017-12 effective January 1, 2018. The adoption of ASU 2017-12 is not expected to have a material impact on Alabama Power's financial statements.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Alabama Power in Item 7 of the Form 10-K for additional information. Alabama Power's financial condition remained stable at September 30, 2017. Alabama Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $1.4 billion for the first nine months of 2017, a decrease of $130 million as compared to the first nine months of 2016. The decrease in net cash provided from operating activities was primarily due to the receipt of income tax refunds in 2016 as a result of bonus depreciation. Net cash used for investing activities totaled $1.2 billion for the first nine months of 2017 primarily due to gross property additions related to distribution, environmental, transmission, and steam generation. Net cash provided from financing activities totaled $339 million for the first nine months of 2017 primarily due to an issuance of long-term debt and preferred stock and additional capital contributions from Southern Company, partially offset by common stock dividend payments and a redemption of long-term debt. Fluctuations in cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2017 include increases of $652 million in property, plant, and equipment primarily due to additions to distribution, transmission, and steam generation, $548 million in long-term debt primarily due to the issuance of additional senior notes, $533 million in cash and cash equivalents, $348 million in additional paid-in capital due to capital contributions from Southern Company, $265 million in

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

accumulated deferred income taxes primarily due to bonus depreciation, and $244 million in redeemable preferred stock primarily due to the September 2017 issuance, as well as a decrease of $236 million in securities due within one year.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power's capital requirements for its construction program, including estimated capital expenditures to comply with existing environmental statutes and regulations, scheduled maturities of long-term debt, as well as the related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, and trust funding requirements. Subsequent to September 30, 2017, Alabama Power repaid at maturity $325 million aggregate principal amount of Series Q 5.50% Senior Notes due October 15, 2017. No additional funds will be required through September 30, 2018 to fund maturities of long-term debt.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – General" and " – Global Climate Issues" of Alabama Power in Item 7 of the Form 10-K for additional information on Alabama Power's environmental compliance strategy.
Alabama Power's Board of Directors approved its construction program that is currently estimated to total $2.2 billion for 2018, $1.6 billion for 2019, $1.6 billion for 2020, $1.7 billion for 2021, and $1.4 billion for 2022. The construction program includes capital expenditures related to contractual purchase commitments for nuclear fuel and capital expenditures covered under LTSAs. Estimated capital expenditures to comply with environmental statutes and regulations included in these amounts are $0.6 billion for 2018, $0.1 billion for 2019, $0.2 billion for 2020, $0.3 billion for 2021, and $0.3 billion for 2022. These estimated expenditures do not include any potential compliance costs that may arise from the EPA's final rules and guidelines or future state plans that would limit CO2 emissions from new, existing, modified, or reconstructed fossil-fuel-fired electric generating units.
Alabama Power also anticipates costs associated with closure in place and monitoring of ash ponds in accordance with the Disposal of Coal Combustion Residuals from Electric Utilities final rule (CCR Rule), which are reflected in Alabama Power's asset retirement obligation liabilities. These costs, which could change as Alabama Power continues to refine its assumptions underlying the cost estimates and evaluate the method and timing of compliance activities, are estimated to be $27 million for 2018, $101 million for 2019, $105 million for 2020, $107 million for 2021, and $109 million for 2022. See Note 1 to the financial statements of Alabama Power under "Asset Retirement Obligations and Other Costs of Removal" in Item 8 of the Form 10-K for additional information. Costs associated with the CCR Rule are expected to be recovered through Rate CNP Compliance.
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
At September 30, 2017, Alabama Power had approximately $953 million of cash and cash equivalents. Committed credit arrangements with banks at September 30, 2017 were as follows:

Expires					Expires Within One Year
2018	2020	2022	Total	Unused	Term Out	No Term Out
(in millions)
$35	$500	$800	$1,335	$1,335	$—	$35
See Note 6 to the financial statements of Alabama Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
In May 2017 and September 2017, Alabama Power amended its $800 million and $500 million multi-year credit arrangements, which, among other things, extended the maturity dates from 2020 to 2022 and 2018 to 2020, respectively, as reflected in the table above.
Most of these bank credit arrangements, as well as Alabama Power's term loan arrangements, contain covenants that limit debt levels and contain cross-acceleration provisions to other indebtedness (including guarantee obligations) of Alabama Power. Such cross-acceleration provisions to other indebtedness would trigger an event of default if Alabama Power defaulted on indebtedness, the payment of which was then accelerated. At September 30, 2017, Alabama Power was in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
Subject to applicable market conditions, Alabama Power expects to renew or replace its bank credit arrangements as needed, prior to expiration. In connection therewith, Alabama Power may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
A portion of the unused credit with banks is allocated to provide liquidity support to Alabama Power's pollution control revenue bonds and commercial paper programs. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support was approximately $854 million as of September 30, 2017. At September 30, 2017, Alabama Power had no fixed rate pollution control revenue bonds outstanding that were required to be reoffered within the next 12 months.
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

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of commercial paper borrowings were as follows:

	Short-term Debt During the Period(*)
	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)
Commercial paper	$30	1.3%	$220

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2017. No short-term debt was outstanding at September 30, 2017.
Alabama Power believes the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and operating cash flows.
Credit Rating Risk
At September 30, 2017, Alabama Power did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and/or Baa2 or below. These contracts are primarily for physical electricity purchases, fuel purchases, fuel transportation and storage, energy price risk management, and transmission.
The maximum potential collateral requirements under these contracts at September 30, 2017 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and/or Baa2	$1
At BBB- and/or Baa3	$2
Below BBB- and/or Baa3	$338
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
In July 2017, Alabama Power repaid at maturity $36.1 million aggregate principal amount of Series 1993-A, 1993-B, and 1993-C Industrial Development Board of the City of Mobile, Alabama Pollution Control Revenue Refunding Bonds (Alabama Power Company Project).

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In September 2017, Alabama Power issued 10 million shares ($250 million aggregate stated capital) of 5.00% Class A Preferred Stock, Cumulative, Par Value $1 Per Share (Stated Capital $25 Per Share). The proceeds were used in October 2017 to redeem all 2 million shares ($50 million aggregate stated capital) of 6.50% Series Preference Stock, 6 million shares ($150 million aggregate stated capital) of 6.45% Series Preference Stock, and 1.52 million shares ($38 million aggregate stated capital) of 5.83% Class A Preferred Stock and for other general corporate purposes, including Alabama Power's continuous construction program.
Subsequent to September 30, 2017, Alabama Power repaid at maturity $325 million aggregate principal amount of Series Q 5.50% Senior Notes due October 15, 2017.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$2,402	$2,540	$5,995	$6,164
Wholesale revenues, non-affiliates	45	49	124	131
Wholesale revenues, affiliates	6	9	23	24
Other revenues	93	100	284	302
Total operating revenues	2,546	2,698	6,426	6,621
Operating Expenses:
Fuel	482	575	1,297	1,390
Purchased power, non-affiliates	119	102	310	277
Purchased power, affiliates	161	142	470	392
Other operations and maintenance	413	496	1,194	1,393
Depreciation and amortization	225	215	669	639
Taxes other than income taxes	112	114	311	311
Total operating expenses	1,512	1,644	4,251	4,402
Operating Income	1,034	1,054	2,175	2,219
Other Income and (Expense):
Interest expense, net of amounts capitalized	(105)	(98)	(310)	(290)
Other income (expense), net	5	11	41	35
Total other income and (expense)	(100)	(87)	(269)	(255)
Earnings Before Income Taxes	934	967	1,906	1,964
Income taxes	350	363	705	734
Net Income	584	604	1,201	1,230
Dividends on Preferred and Preference Stock	4	4	13	13
Net Income After Dividends on Preferred and Preference Stock	$580	$600	$1,188	$1,217
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Net Income	$584	$604	$1,201	$1,230
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $-, $-, $1, and $1, respectively	1	1	2	2
Total other comprehensive income (loss)	1	1	2	2
Comprehensive Income	$585	$605	$1,203	$1,232
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2017	2016
	(in millions)
Operating Activities:
Net income	$1,201	$1,230
Adjustments to reconcile net income to net cash provided from operating activities --
Depreciation and amortization, total	821	794
Deferred income taxes	328	346
Allowance for equity funds used during construction	(29)	(36)
Deferred expenses	(30)	(40)
Pension, postretirement, and other employee benefits	(42)	(14)
Settlement of asset retirement obligations	(95)	(93)
Other, net	(21)	7
Changes in certain current assets and liabilities —
-Receivables	(254)	(162)
-Fossil fuel stock	(2)	128
-Other current assets	(29)	62
-Accounts payable	(161)	39
-Accrued taxes	(52)	(22)
-Accrued compensation	(60)	(26)
-Retail fuel cost over recovery	(84)	9
-Other current liabilities	(11)	44
Net cash provided from operating activities	1,480	2,266
Investing Activities:
Property additions	(1,907)	(1,566)
Nuclear decommissioning trust fund purchases	(411)	(563)
Nuclear decommissioning trust fund sales	406	558
Cost of removal, net of salvage	(54)	(45)
Change in construction payables, net of joint owner portion	180	(139)
Payments pursuant to LTSAs	(59)	(27)
Sale of property	63	10
Other investing activities	(52)	14
Net cash used for investing activities	(1,834)	(1,758)
Financing Activities:
Decrease in notes payable, net	(391)	(63)
Proceeds —
Capital contributions from parent company	412	294
Senior notes	1,350	650
FFB loan	—	300
Short-term borrowings	700	—
Other long-term debt	370	—
Redemptions and repurchases —
Pollution control revenue bonds	(65)	(4)
Senior notes	(450)	(700)
Short-term borrowings	(300)	—
Payment of common stock dividends	(961)	(979)
Other financing activities	(48)	(26)
Net cash provided from (used for) financing activities	617	(528)
Net Change in Cash and Cash Equivalents	263	(20)
Cash and Cash Equivalents at Beginning of Period	3	67
Cash and Cash Equivalents at End of Period	$266	$47
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $17 and $15 capitalized for 2017 and 2016, respectively)	$284	$277
Income taxes, net	369	188
Noncash transactions — Accrued property additions at end of period	470	226
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2017	At December 31, 2016
	(in millions)
Current Assets:
Cash and cash equivalents	$266	$3
Receivables —
Customer accounts receivable	670	523
Unbilled revenues	276	224
Under recovered fuel clause revenues	62	—
Joint owner accounts receivable	222	57
Other accounts and notes receivable	82	81
Affiliated	21	18
Accumulated provision for uncollectible accounts	(3)	(3)
Fossil fuel stock	300	298
Materials and supplies	480	479
Prepaid expenses	82	105
Other regulatory assets, current	200	193
Other current assets	27	38
Total current assets	2,685	2,016
Property, Plant, and Equipment:
In service	34,589	33,841
Less: Accumulated provision for depreciation	11,655	11,317
Plant in service, net of depreciation	22,934	22,524
Nuclear fuel, at amortized cost	551	569
Construction work in progress	5,751	4,939
Total property, plant, and equipment	29,236	28,032
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	53	60
Nuclear decommissioning trusts, at fair value	914	814
Miscellaneous property and investments	51	46
Total other property and investments	1,018	920
Deferred Charges and Other Assets:
Deferred charges related to income taxes	669	676
Other regulatory assets, deferred	2,890	2,774
Other deferred charges and assets	608	417
Total deferred charges and other assets	4,167	3,867
Total Assets	$37,106	$34,835
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2017	At December 31, 2016
	(in millions)
Current Liabilities:
Securities due within one year	$261	$460
Notes payable	400	391
Accounts payable —
Affiliated	396	438
Other	1,012	589
Customer deposits	270	265
Accrued taxes	353	407
Accrued interest	121	106
Accrued compensation	164	224
Asset retirement obligations, current	214	299
Other current liabilities	192	297
Total current liabilities	3,383	3,476
Long-term Debt	11,610	10,225
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	6,328	6,000
Accumulated deferred ITCs	248	256
Employee benefit obligations	665	703
Asset retirement obligations, deferred	2,367	2,233
Other deferred credits and liabilities	232	320
Total deferred credits and other liabilities	9,840	9,512
Total Liabilities	24,833	23,213
Preferred Stock	45	45
Preference Stock	221	221
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 20,000,000 shares
Outstanding — 9,261,500 shares	398	398
Paid-in capital	7,308	6,885
Retained earnings	4,311	4,086
Accumulated other comprehensive loss	(10)	(13)
Total common stockholder's equity	12,007	11,356
Total Liabilities and Stockholder's Equity	$37,106	$34,835
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2017 vs. THIRD QUARTER 2016
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
Nuclear Construction
Georgia Power and the Vogtle Owners have been constructing Plant Vogtle Units 3 and 4 since 2009. On March 29, 2017, the EPC Contractor for Plant Vogtle Units 3 and 4 filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. To provide for a continuation of work, Georgia Power, acting for itself and as agent for the Vogtle Owners, entered into an interim assessment agreement with the EPC Contractor (Interim Assessment Agreement), which the bankruptcy court approved on March 30, 2017. On June 9, 2017, Georgia Power and the other Vogtle Owners and Toshiba entered into a settlement agreement regarding the Toshiba Guarantee (Guarantee Settlement Agreement). Pursuant to the Guarantee Settlement Agreement, Toshiba acknowledged the amount of its obligation under the Toshiba Guarantee is $3.68 billion (Guarantee Obligations), of which Georgia Power's proportionate share is approximately $1.7 billion, and that the Guarantee Obligations exist regardless of whether Plant Vogtle Units 3 and 4 are completed. On October 2, 2017, Georgia Power received the first installment of the Guarantee Obligations of $300 million from Toshiba, of which Georgia Power's proportionate share was $137 million.
Additionally, on June 9, 2017, Georgia Power, acting for itself and as agent for the other Vogtle Owners, and the EPC Contractor entered into a services agreement (Services Agreement), which was amended and restated on July 20, 2017, for the EPC Contractor to transition construction management of Plant Vogtle Units 3 and 4 to Southern Nuclear and to provide ongoing design, engineering, and procurement services to Southern Nuclear. On July 27, 2017, the Services Agreement, and the EPC Contractor's rejection of the Vogtle 3 and 4 Agreement, became effective upon approval by the DOE and the Interim Assessment Agreement expired pursuant to its terms. The Services Agreement will continue until the start-up and testing of Plant Vogtle Units 3 and 4 is complete and electricity is generated and sold from both units. The Services Agreement is terminable by the Vogtle Owners upon 30 days' written notice. Effective October 23, 2017, Georgia Power, acting for itself and as agent for the other Vogtle Owners, entered into a construction completion agreement (Bechtel Agreement) with Bechtel Power Corporation (Bechtel), whereby Bechtel will serve as the primary contractor for the remaining construction activities for Plant Vogtle Units 3 and 4.
In the seventeenth Vogtle Construction Monitoring (VCM) report filed on August 31, 2017, Georgia Power recommended that construction of Plant Vogtle Units 3 and 4 be continued, with Southern Nuclear serving as project manager. Georgia Power believes that the most reasonable schedule for completing Plant Vogtle Units 3 and

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

4 is by November 2021 for Unit 3 and by November 2022 for Unit 4, at an additional cost of approximately $1.41 billion, net of the Guarantee Settlement Agreement. The Georgia PSC is expected to make a decision on these matters by February 6, 2018.
On September 28, 2017, the DOE issued a conditional commitment to Georgia Power for up to approximately $1.67 billion in additional guaranteed loans under the Loan Guarantee Agreement. Final approval and issuance of these additional loan guarantees by the DOE cannot be assured and are subject to the negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions. See Note 6 to the financial statements of Georgia Power under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information, including applicable covenants, events of default, mandatory prepayment events, and conditions to borrowing.
An inability or other failure by Toshiba to perform its obligations under the Guarantee Settlement Agreement could have a further material impact on the net cost to the Vogtle Owners to complete construction of Plant Vogtle Units 3 and 4 and, therefore, on Georgia Power's financial statements. The ultimate outcome of these matters cannot be determined at this time. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Nuclear Construction" herein for additional information on Plant Vogtle Units 3 and 4, including Georgia Power's cost-to-complete and cancellation cost assessments for Plant Vogtle Units 3 and 4.
RESULTS OF OPERATIONS
Net Income

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(20)	(3.3)	$(29)	(2.4)
Georgia Power's net income after dividends on preferred and preference stock for the third quarter 2017 was $580 million compared to $600 million for the corresponding period in 2016. For year-to-date 2017, net income after dividends on preferred and preference stock was $1.19 billion compared to $1.22 billion for the corresponding period in 2016. The decreases were primarily due to lower revenues resulting from milder weather and lower customer usage as compared to the corresponding periods in 2016, partially offset by lower non-fuel operations and maintenance expenses.
Retail Revenues

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(138)	(5.4)	$(169)	(2.7)
In the third quarter 2017, retail revenues were $2.40 billion compared to $2.54 billion for the corresponding period in 2016. For year-to-date 2017, retail revenues were $6.00 billion compared to $6.16 billion for the corresponding period in 2016.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the changes in retail revenues were as follows:

	Third Quarter 2017		Year-to-Date 2017
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$2,540		$6,164
Estimated change resulting from –
Rates and pricing	41	1.6	60	1.0
Sales decline	(39)	(1.5)	(50)	(0.8)
Weather	(94)	(3.7)	(204)	(3.3)
Fuel cost recovery	(46)	(1.8)	25	0.4
Retail – current year	$2,402	(5.4)%	$5,995	(2.7)%
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2017 when compared to the corresponding periods in 2016 primarily due to an increase in revenues related to the recovery of Plant Vogtle Units 3 and 4 construction financing costs under the NCCR tariff. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Nuclear Construction" of Georgia Power in Item 7 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Nuclear Construction – Regulatory Matters" herein for additional information related to the NCCR tariff.
Revenues attributable to changes in sales decreased in the third quarter and year-to-date 2017 when compared to the corresponding periods in 2016. Weather-adjusted residential KWH sales decreased 3.5% and 0.8% for the third quarter and year-to-date 2017, respectively, primarily due to a decline in average customer usage due to an increase in multi-family housing and energy saving initiatives, partially offset by customer growth. Weather-adjusted commercial KWH sales decreased 1.4% and 1.1% for the third quarter and year-to-date 2017, respectively, primarily due to a decline in average customer usage resulting from an increase in energy saving initiatives and electronic commerce transactions, partially offset by customer growth. Weather-adjusted industrial KWH sales increased 0.8% in the third quarter 2017 primarily due to increased demand in the non-manufacturing, rubber, and textile sectors, partially offset by decreased demand in the chemicals and paper sectors. Weather-adjusted industrial KWH sales decreased 1.2% for year-to-date 2017 primarily due to decreased demand in the paper and chemicals sectors, partially offset by increased demand in the non-manufacturing and rubber sectors. Despite a more stable dollar and improving global economy, the industrial sector remains constrained by economic policy uncertainty. Additionally, Hurricane Irma negatively impacted customer usage for all customer classes during the third quarter and year-to-date 2017.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. In the third quarter 2017, retail fuel cost recovery revenues decreased $46 million when compared to the corresponding period in 2016 primarily due to lower coal prices and lower energy sales resulting from milder weather. For year-to-date 2017, retail fuel cost recovery revenues increased $25 million when compared to the corresponding period in 2016 primarily due to higher natural gas prices, partially offset by lower coal prices and lower energy sales resulting from milder weather. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Fuel Cost Recovery" of Georgia Power in Item 7 of the Form 10-K for additional information.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Revenues

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(7)	(7.0)	$(18)	(6.0)
In the third quarter 2017, other revenues were $93 million compared to $100 million for the corresponding period in 2016. The decrease was primarily due to a $3 million decrease in open access transmission tariff revenues, primarily as a result of the expiration of long-term transmission services contracts, and a $3 million decrease in solar application fee revenues, partially offset by a $3 million increase in outdoor lighting sales revenues primarily attributable to LED conversions.
For year-to-date 2017, other revenues were $284 million compared to $302 million for the corresponding period in 2016. The decrease was primarily due to a $14 million adjustment in 2016 for customer temporary facilities services revenues and a $12 million decrease in open access transmission tariff revenues, primarily as a result of the expiration of long-term transmission services contracts, partially offset by a $10 million increase in outdoor lighting sales revenues primarily attributable to LED conversions.
Fuel and Purchased Power Expenses

	Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(93)	(16.2)	$(93)	(6.7)
Purchased power – non-affiliates	17	16.7	33	11.9
Purchased power – affiliates	19	13.4	78	19.9
Total fuel and purchased power expenses	$(57)		$18
In the third quarter 2017, total fuel and purchased power expenses were $762 million compared to $819 million in the corresponding period in 2016. The decrease was primarily due to a $59 million decrease related to the volume of KWHs generated primarily due to milder weather, resulting in lower customer demand, and slight decreases in the volume of KWHs purchased and the average cost of fuel. These decreases were partially offset by a $7 million increase in the average cost of purchased power primarily related to higher natural gas prices.
For year-to-date 2017, total fuel and purchased power expenses were $2.08 billion compared to $2.06 billion in the corresponding period in 2016. The increase was primarily due to a $97 million increase in the average cost of fuel and purchased power primarily related to higher natural gas prices, partially offset by a net decrease of $79 million related to the volume of KWHs generated and purchased primarily due to milder weather, resulting in lower customer demand.
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

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of Georgia Power's generation and purchased power were as follows:

	Third Quarter 2017	Third Quarter 2016	Year-to-Date 2017	Year-to-Date 2016
Total generation (in billions of KWHs)	18	20	48	53
Total purchased power (in billions of KWHs)	7	7	20	19
Sources of generation (percent) —
Coal	35	44	33	37
Nuclear	23	22	24	23
Gas	41	34	41	38
Hydro	1	—	2	2
Cost of fuel, generated (in cents per net KWH) —
Coal	3.08	3.16	3.17	3.32
Nuclear	0.84	0.85	0.84	0.85
Gas	2.63	2.61	2.71	2.27
Average cost of fuel, generated (in cents per net KWH)	2.38	2.47	2.40	2.34
Average cost of purchased power (in cents per net KWH)(*)	4.68	4.57	4.63	4.46

(*)	Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2017, fuel expense was $482 million compared to $575 million in the corresponding period in 2016. The decrease was primarily due to a 9.6% decrease in the volume of KWHs generated largely due to milder weather, resulting in lower customer demand, and a 3.6% decrease in the average cost of fuel per KWH generated primarily resulting from lower coal prices.
For year-to-date 2017, fuel expense was $1.30 billion compared to $1.39 billion in the corresponding period in 2016. The decrease was primarily due to an 8.4% decrease in the volume of KWHs generated largely due to milder weather, resulting in lower customer demand, partially offset by a 19.4% increase in the average cost of natural gas per KWH generated.
Purchased Power – Non-Affiliates
In the third quarter 2017, purchased power expense from non-affiliates was $119 million compared to $102 million in the corresponding period in 2016. For year-to-date 2017, purchased power expense from non-affiliates was $310 million compared to $277 million in the corresponding period in 2016. The increases were primarily due to increases in the volume of KWHs purchased of 14.2% and 12.6% in the third quarter and year-to-date 2017, respectively, primarily due to unplanned outages at Georgia Power-owned generating units. The increase for year-to-date 2017 was partially offset by a 1.5% decrease in the average cost per KWH purchased.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the third quarter 2017, purchased power expense from affiliates was $161 million compared to $142 million in the corresponding period in 2016. The increase was primarily due to a 1.5% increase in the average cost per KWH purchased primarily resulting from higher natural gas prices, partially offset by a 5.6% decrease in the volume of

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

KWHs purchased due to the expiration of a PPA in May 2017 and milder weather, resulting in lower customer demand.
For year-to-date 2017, purchased power expense from affiliates was $470 million compared to $392 million in the corresponding period in 2016. The increase was primarily the result of a 4.3% increase in the volume of KWHs purchased to support Southern Company system transmission reliability and due to unplanned outages at Georgia Power-owned generating units and a 5.9% increase in the average cost per KWH purchased primarily resulting from higher natural gas prices.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(83)	(16.7)	$(199)	(14.3)
In the third quarter 2017, other operations and maintenance expenses were $413 million compared to $496 million in the corresponding period in 2016. The decrease was primarily due to cost containment and modernization activities implemented in the third quarter 2016 that contributed to decreases of $29 million in generation maintenance costs, $9 million in customer accounts, service, and sales costs, $8 million in employee benefits, and $8 million in transmission and distribution overhead line maintenance. Other factors include decreases of $12 million in charges related to employee attrition plans and $8 million in scheduled generation outage costs.
For year-to-date 2017, other operations and maintenance expenses were $1.19 billion compared to $1.39 billion in the corresponding period in 2016. The decrease was primarily due to cost containment and modernization activities implemented in the third quarter 2016 that contributed to decreases of $56 million in generation maintenance costs, $34 million in other employee compensation and benefits, and $23 million in transmission and distribution overhead line maintenance. Other factors include a $19 million increase in gains from sales of integrated transmission system assets, a $16 million decrease in customer assistance expenses primarily in demand-side management costs related to the timing of new programs, an $8 million decrease in charges related to employee attrition plans, and a $7 million decrease in billing adjustments with integrated transmission system owners.
Depreciation and Amortization

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$10	4.7	$30	4.7
In the third quarter 2017, depreciation and amortization was $225 million compared to $215 million in the corresponding period in 2016. The increase was primarily due to an $8 million increase related to additional plant in service and a $4 million decrease in amortization of regulatory liabilities related to other cost of removal obligations that expired in December 2016.
For year-to-date 2017, depreciation and amortization was $669 million compared to $639 million in the corresponding period in 2016. The increase was primarily due to a $25 million increase related to additional plant in service and an $11 million decrease in amortization of regulatory liabilities related to other cost of removal obligations that expired in December 2016, partially offset by a $5 million decrease in depreciation related to generating unit retirements in 2016.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Net of Amounts Capitalized

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$7	7.1	$20	6.9
In the third quarter 2017, interest expense, net of amounts capitalized was $105 million compared to $98 million in the corresponding period in 2016. For year-to-date 2017, interest expense, net of amounts capitalized was $310 million compared to $290 million in the corresponding period in 2016. The increases were primarily due to increases in outstanding borrowings. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information.
Other Income (Expense), Net

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(6)	(54.5)	$6	17.1
In the third quarter 2017, other income (expense), net was $5 million compared to $11 million in the corresponding period in 2016. The decrease was primarily due to a decrease of $9 million in AFUDC equity resulting from higher short-term borrowings, partially offset by increases of $3 million in customer contributions in aid of construction and $3 million in contract services revenue.
For year-to-date 2017, other income (expense), net was $41 million compared to $35 million in the corresponding period in 2016. The increase was primarily due to increases of $6 million in contract services revenue, $4 million in customer contributions in aid of construction, and $4 million in gains on purchases of state tax credits, partially offset by a $7 million decrease in AFUDC equity resulting from higher short-term borrowings.
Income Taxes

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(13)	(3.6)	$(29)	(4.0)
In the third quarter 2017, income taxes were $350 million compared to $363 million in the corresponding period in 2016. For year-to-date 2017, income taxes were $705 million compared to $734 million in the corresponding period in 2016. The decreases were primarily due to lower pre-tax earnings and increased state ITCs.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Georgia Power's future earnings potential. The level of Georgia Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Georgia Power's business of providing electric service. These factors include Georgia Power's ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently-incurred costs during a time of increasing costs and limited projected demand growth over the next several years. Matters related to Plant Vogtle Units 3 and 4 construction and rate recovery are also major factors. Future earnings will be driven primarily by customer growth. Earnings will also depend upon maintaining and growing sales, considering, among other things, the adoption and/or penetration rates of increasingly energy-efficient technologies, increasing volumes of electronic commerce transactions, and higher multi-family home construction. Earnings are subject to a variety of other factors. These factors include weather, competition, new energy contracts with other utilities, energy conservation practiced by customers, the use of alternative energy sources by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Georgia Power's service territory. Demand for electricity is primarily driven by the pace of economic

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

growth that may be affected by changes in regional and global economic conditions, which may impact future earnings.
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
On June 18, 2017, the EPA published a notice delaying attainment designations for the 2015 eight-hour ozone NAAQS by one year, setting a revised deadline of October 1, 2018. However, on August 2, 2017, the EPA issued a withdrawal notice of the one-year extension and reinstated the original October 1, 2017 designation deadline. The ultimate outcome of this matter cannot be determined at this time.
Water Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Water Quality" of Georgia Power in Item 7 of the Form 10-K for additional information regarding the final effluent guidelines rule and the final rule revising the regulatory definition of waters of the U.S. for all Clean Water Act (CWA) programs.
On April 25, 2017, the EPA published a notice announcing it would reconsider the effluent guidelines rule, which had been finalized in November 2015. On September 18, 2017, the EPA published a final rule establishing a stay of the compliance deadlines for certain effluent limitations and pretreatment standards under the rule.

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
On March 28, 2017, the U.S. President signed an executive order directing agencies to review actions that potentially burden the development or use of domestically produced energy resources. The executive order specifically directs the EPA to review the Clean Power Plan and final greenhouse gas emission standards for new, modified, and reconstructed electric generating units and, if appropriate, take action to suspend, revise, or rescind those rules. On October 16, 2017, the EPA published a proposed rule to repeal the Clean Power Plan. The EPA has not determined whether or when it will promulgate a replacement rule.
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
On May 17, 2017, the FERC accepted the traditional electric operating companies' (including Georgia Power's) and Southern Power's compliance filing accepting the terms of the FERC's February 2, 2017 order regarding an amendment by the traditional electric operating companies (including Georgia Power) and Southern Power to their market-based rate tariff. While the FERC's order references the traditional electric operating companies' (including Georgia Power's) and Southern Power's market power proceeding related to their 2014 triennial updated market power analysis, that proceeding remains a separate, ongoing matter.
On October 25, 2017, the FERC issued an order in response to the traditional electric operating companies' (including Georgia Power's) and Southern Power's June 30, 2017 triennial updated market power analysis. The FERC directed the traditional electric operating companies (including Georgia Power) and Southern Power to show cause within 60 days why market-based rate authority should not be revoked in certain areas adjacent to the area presently under mitigation in accordance with the February 2, 2017 order, or to provide a mitigation plan to further address market power concerns. The traditional electric operating companies (including Georgia Power) and Southern Power expect to make a filing within the specified 60 days responding to the FERC's order.
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
During the nine months ended September 30, 2017, Georgia Power continued construction of a 31-MW solar generation facility at a U.S. Marine Corps base that is expected to be placed in service in the fourth quarter 2017.
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
Storm Damage Recovery
Georgia Power is accruing $30 million annually through December 31, 2019, as provided in the 2013 ARP, for incremental operating and maintenance costs of damage from major storms to its transmission and distribution facilities. During September 2017, Hurricane Irma caused significant damage to Georgia Power's transmission and distribution facilities. The total amount of incremental restoration costs related to this hurricane is estimated to be approximately $150 million. As of September 30, 2017, Georgia Power had deferred approximately $145 million in a regulatory asset related to storm damage. As of September 30, 2017, the total balance in the regulatory asset related to storm damage was $360 million. The rate of storm damage cost recovery is expected to be adjusted as part of Georgia Power's next base rate case required to be filed by July 1, 2019. As a result of this regulatory treatment, costs related to storms are not expected to have a material impact on Georgia Power's financial statements. See Note 1 to the financial statements of Georgia Power under "Storm Damage Recovery" in Item 8 of the Form 10-K for additional information regarding Georgia Power's storm damage reserve.
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
The Interim Assessment Agreement provided, among other items, that during the term of the Interim Assessment Agreement Georgia Power was obligated to pay, on behalf of the Vogtle Owners, all costs accrued by the EPC Contractor for subcontractors and vendors for services performed or goods provided. The Interim Assessment Agreement, as amended, expired on July 27, 2017.
Subsequent to the EPC Contractor bankruptcy filing, a number of subcontractors to the EPC Contractor, including Fluor Enterprises, Inc., a subsidiary of Fluor Corporation, alleged non-payment by the EPC Contractor for amounts owed for work performed on Plant Vogtle Units 3 and 4. Georgia Power, acting for itself and as agent for the Vogtle Owners, has taken, and continues to take, actions to remove liens filed by these subcontractors through the posting of surety bonds. Georgia Power estimates the aggregate liability, through September 30, 2017, of the Vogtle Owners for the removal of subcontractor liens and payment of other EPC Contractor pre-petition accounts payable to total approximately $386 million, of which $340 million had been paid or accrued as of September 30, 2017. Georgia Power's proportionate share of this aggregate liability totaled approximately $176 million.
On June 9, 2017, Georgia Power and the other Vogtle Owners and Toshiba entered into the Guarantee Settlement Agreement. Pursuant to the Guarantee Settlement Agreement, Toshiba acknowledged the amount of its obligation under the Toshiba Guarantee is $3.68 billion, of which Georgia Power's proportionate share is approximately $1.7 billion, and that the Guarantee Obligations exist regardless of whether Plant Vogtle Units 3 and 4 are completed. The Guarantee Settlement Agreement also provides for a schedule of payments for the Guarantee Obligations, which will reduce CWIP, beginning in October 2017 and continuing through January 2021. In the event Toshiba receives certain payments, including sale proceeds, from or related to Westinghouse (or its subsidiaries) or Toshiba Nuclear Energy Holdings (UK) Limited (or its subsidiaries), it will hold a portion of such payments in trust for the Vogtle Owners and promptly pay them as offsets against any remaining Guarantee Obligations. Under the Guarantee Settlement Agreement, the Vogtle Owners will forbear from exercising certain remedies, including drawing on the Westinghouse Letters of Credit, until June 30, 2020, unless certain events of nonpayment, insolvency, or other material breach of the Guarantee Settlement Agreement by Toshiba occur. If such an event occurs, the balance of the Guarantee Obligations will become immediately due and payable, and the Vogtle Owners may exercise any and all rights and remedies, including drawing on the Westinghouse Letters of Credit without restriction. In addition, the Guarantee Settlement Agreement does not restrict the Vogtle Owners from fully drawing on the Westinghouse Letters of Credit in the event they are not renewed or replaced prior to the expiration date. On October 2, 2017, Georgia Power received the first installment of the Guarantee Obligations of $300 million from Toshiba, of which Georgia Power's proportionate share was $137 million. Georgia Power is considering potential options with respect to its right to future payments under the Guarantee Settlement Agreement and its claims against

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the EPC Contractor in the EPC Contractor's bankruptcy proceeding, including a potential sale of those payment rights and bankruptcy claims. Any such transaction cannot be assured and would be subject to DOE consents and related approvals under the Loan Guarantee Agreement and related agreements.
On August 10, 2017, Toshiba released its financial results for the quarter ended June 30, 2017, which reflected a negative shareholders' equity balance of approximately $4.5 billion as of June 30, 2017. Toshiba previously announced the existence of material events and conditions that raise substantial doubt about Toshiba's ability to continue as a going concern. As a result, substantial risk regarding the Vogtle Owners' ability to fully collect the Guarantee Obligations continues to exist. An inability or other failure by Toshiba to perform its obligations under the Guarantee Settlement Agreement could have a further material impact on the net cost to the Vogtle Owners to complete construction of Plant Vogtle Units 3 and 4 and, therefore, on Georgia Power's financial statements.
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
Effective October 23, 2017, Georgia Power, acting for itself and as agent for the other Vogtle Owners, entered into the Bechtel Agreement, whereby Bechtel will serve as the primary contractor for the remaining construction activities for Plant Vogtle Units 3 and 4. Facility design and engineering remains the responsibility of the EPC Contractor under the Services Agreement. The Bechtel Agreement is a cost reimbursable plus fee arrangement, whereby Bechtel will be reimbursed for actual costs plus a fee and an at-risk fee, which is subject to adjustment based on Bechtel's performance against cost and schedule targets. Each Vogtle Owner is severally (not jointly) liable for its proportionate share, based on its ownership interest, of all amounts owed to Bechtel under the Bechtel Agreement. The Vogtle Owners may terminate the Bechtel Agreement at any time for their convenience, provided that the Vogtle Owners will be required to pay amounts related to work performed prior to the termination (including the applicable portion of the base fee), certain termination-related costs, and, at certain stages of the work, the at-risk fee. Bechtel may terminate the Bechtel Agreement under certain circumstances, including certain Vogtle Owner suspensions of work, certain breaches of the Bechtel Agreement by the Vogtle Owners, Vogtle Owner insolvency, and certain other events. Pursuant to the Loan Guarantee Agreement, Georgia Power is required to obtain the DOE's approval of the Bechtel Agreement prior to obtaining any further advances under the Loan Guarantee Agreement.
In connection with the recommendation to continue with construction of Plant Vogtle Units 3 and 4 (described below), the Vogtle Owners agreed on a term sheet to amend the existing joint ownership agreements to provide for additional Vogtle Owner approval requirements. Under the term sheet, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction if certain adverse events occur, including (i) the bankruptcy of Toshiba or a material breach by Toshiba of the Guarantee Settlement Agreement; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement or the Bechtel Agreement; (iii) the Georgia PSC determines that any of Georgia Power's costs relating to the construction of Plant Vogtle Units 3 and 4 will not be recovered in retail rates because such costs are deemed unreasonable or imprudent; or (iv) an increase in the construction budget contained in the seventeenth VCM report by more than $1 billion or extension of the project schedule contained in the seventeenth VCM report by more than one year. In addition, under the term sheet, the required approval of holders of ownership interests in Plant Vogtle Units 3 and 4 is at least (i) 90% for a change of the primary construction contractor and (ii) 67% for material amendments to the Services Agreement or agreements with the primary construction contractor or Southern Nuclear.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The term sheet also confirms that the Vogtle Owners' sole recourse against Georgia Power or Southern Nuclear for any action or inaction in connection with their performance as agent for the Vogtle Owners is limited to removal of Georgia Power and/or Southern Nuclear as agent, except in cases of willful misconduct.
The ultimate outcome of these matters cannot be determined at this time.
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for nuclear construction projects certified by the Georgia PSC. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff by including the related CWIP accounts in rate base during the construction period. As of September 30, 2017, Georgia Power had recovered approximately $1.5 billion of financing costs. Georgia Power expects to file on November 1, 2017 to increase the NCCR tariff by approximately $90 million, effective January 1, 2018, pending Georgia PSC approval.
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
The Georgia PSC has approved sixteen VCM reports covering the periods through December 31, 2016, including construction capital costs incurred, which through that date totaled $3.9 billion. Georgia Power filed its seventeenth VCM report, covering the period from January 1 through June 30, 2017, requesting approval of $542 million of construction capital costs incurred during that period, with the Georgia PSC on August 31, 2017.
In the seventeenth VCM report, Georgia Power recommended that construction of Plant Vogtle Units 3 and 4 be continued, with Southern Nuclear serving as project manager. Georgia Power believes that the most reasonable schedule for completing Plant Vogtle Units 3 and 4 is by November 2021 for Unit 3 and by November 2022 for Unit 4. Georgia Power's recommendation to go forward with completion of Vogtle Units 3 and 4 is based on the following assumptions about the regulatory treatment of this recommendation, if the recommendation to go forward

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

is adopted by the Georgia PSC: (i) that pursuant to Georgia law, the Georgia PSC in the seventeenth VCM proceeding approves the new cost and schedule forecast and finds that it is a reasonable basis for going forward, and that if the Georgia PSC disapproves all or part of the proposed cost and schedule revisions, Georgia Power may cancel Plant Vogtle Units 3 and 4 and recover its actual investment in Plant Vogtle Units 3 and 4; (ii) that the Vogtle Cost Settlement Agreement remains in full force and effect, including Georgia Power retaining the burden of proving all capital costs above $5.680 billion were prudent; (iii) that while the Georgia PSC will make no prudence finding in the seventeenth VCM proceeding, nor will the certified amount be amended consistent with the Vogtle Cost Settlement Agreement, the Georgia PSC recognizes that the certified amount is not a cap, and all costs that are approved and presumed or shown to be prudently incurred will be recoverable by Georgia Power; (iv) that Georgia Power is not a guarantor of the Toshiba Guarantee, and the failure of Toshiba to pay the Toshiba Guarantee, the failure of the U.S. Congress to extend the PTCs for Plant Vogtle Units 3 and 4, or the failure of the DOE to extend the Loan Guarantee Agreement with Georgia Power to reflect the increased capital amounts, will not reduce the amount of investment Georgia Power is otherwise allowed to collect; and (v) that as conditions change and assumptions are either proven or disproven, Georgia Power and the Georgia PSC may reconsider the decision to go forward. The Georgia PSC is expected to make a decision on these matters by February 6, 2018.
The ultimate outcome of these matters cannot be determined at this time.
Revised Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated cost to complete Plant Vogtle Units 3 and 4 is as follows:

(in billions)
Estimated cost to complete	$4.2
CWIP as of September 30, 2017	4.6
Guarantee Obligations	(1.7)
Estimated capital costs	$7.1
Vogtle Cost Settlement Agreement Revised Forecast	(5.7)
Estimated net additional capital costs	$1.4
Georgia Power's estimated financing costs during the construction period total approximately $3.4 billion, of which approximately $1.5 billion had been incurred through September 30, 2017.
Georgia Power's cancellation cost estimate results indicate that its proportionate share of the estimated costs to cancel both units is approximately $350 million. As a result, as of September 30, 2017, total estimated costs subject to evaluation by Georgia Power and the Georgia PSC in the event of a cancellation decision are as follows:

Cancellation Cost Estimate
(in billions)
CWIP as of September 30, 2017	$4.6
Financing costs collected, net of tax	1.5
Cancellation costs(*)	0.4
Guarantee Obligations	(1.7)
Estimated net cancellation cost	$4.8

(*)
The estimate for cancellation costs includes, but is not limited to, costs to terminate contracts for construction and other services, as well as costs to secure the Plant Vogtle Units 3 and 4 construction site.

The Guarantee Obligations continue to exist in the event of cancellation. In addition, under Georgia law, prudently incurred costs related to certificated projects cancelled by the Georgia PSC are allowed recovery, including carrying

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

costs, in future retail rates. Georgia Power will continue working with the Georgia PSC and the other Vogtle Owners to determine future actions related to Plant Vogtle Units 3 and 4, including, but not limited to, the status of construction and rate recovery.
The ultimate outcome of these matters cannot be determined at this time.
Other Matters
As of September 30, 2017, Georgia Power had borrowed $2.6 billion related to Plant Vogtle Units 3 and 4 costs through the Loan Guarantee Agreement and a multi-advance credit facility among Georgia Power, the DOE, and the FFB, which provides for borrowings of up to $3.46 billion, subject to the satisfaction of certain conditions. On September 28, 2017, the DOE issued a conditional commitment to Georgia Power for up to approximately $1.67 billion in additional guaranteed loans under the Loan Guarantee Agreement. Final approval and issuance of these additional loan guarantees by the DOE cannot be assured and are subject to the negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions. See Note 6 to the financial statements of Georgia Power under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information, including applicable covenants, events of default, mandatory prepayment events, and conditions to borrowing.
The IRS has allocated PTCs to Plant Vogtle Units 3 and 4 which require that the applicable unit be placed in service prior to 2021. The net present value of Georgia Power's PTCs is estimated at approximately $400 million per unit.
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise while construction proceeds. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the NRC. Various design and other licensing-based compliance matters, including the timely resolution of Inspections, Tests, Analyses, and Acceptance Criteria and the related approvals by the NRC, may arise while construction proceeds, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.
While construction continues, the risk remains that challenges with management of contractors, subcontractors, and vendors, labor productivity, fabrication, delivery, assembly, and installation of plant systems, structures, and components, or other issues could arise and may further impact project schedule and cost.
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

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The ultimate outcome of such pending or potential litigation or regulatory matters cannot be predicted at this time; however, for current proceedings not specifically reported in Note (B) to the Condensed Financial Statements herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Georgia Power's financial statements. See Note (B) to the Condensed Financial Statements herein for a discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
Georgia Power regularly reviews its business to transform and modernize. Primarily in response to changing customer expectations and payment patterns, including electronic payments and alternative payment locations, and ongoing efforts to increase overall operating efficiencies, Georgia Power initiated the closure of its remaining payment offices and an employee attrition plan affecting approximately 300 positions. Charges associated with these activities did not have a material impact on Georgia Power's results of operations, financial position, or cash flows. The efficiencies gained are expected to place downward pressure on operating costs in 2018.
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
Recently Issued Accounting Standards
See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Recently Issued Accounting Standards" of Georgia Power in Item 7 of the Form 10-K for additional information.
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
On August 28, 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), amending the hedge accounting recognition and presentation requirements. ASU 2017-12 makes more financial and non-financial hedging strategies eligible for hedge accounting, amends the related presentation and disclosure requirements, and simplifies hedge effectiveness assessment requirements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. Georgia Power is evaluating the standard and expects to early adopt ASU 2017-12 effective January 1, 2018. The adoption of ASU 2017-12 is not expected to have a material impact on Georgia Power's financial statements.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Georgia Power in Item 7 of the Form 10-K for additional information. Georgia Power's financial condition remained stable at September 30, 2017. Georgia Power intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $1.48 billion for the first nine months of 2017 compared to $2.27 billion for the corresponding period in 2016. The decrease was primarily due to the timing of vendor payments and fossil fuel stock purchases and an increase in under-recovered fuel costs. Net cash used for investing activities totaled $1.83 billion for the first nine months of 2017 compared to $1.76 billion for the corresponding period in 2016 primarily related to installation of equipment to comply with environmental standards and construction of generation, transmission, and distribution facilities. Net cash provided from financing activities totaled $617 million for the first nine months of 2017 compared to $528 million used for financing activities in the

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

corresponding period in 2016. The increase in cash provided from financing activities is primarily due to an increase in short-term borrowings, higher issuances of senior notes and junior subordinated notes, and a decrease in maturities of senior notes, partially offset by a decrease in borrowings from the FFB for construction of Plant Vogtle Units 3 and 4 and an increase in redemptions of short-term borrowings. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2017 include increases of $1.2 billion in property, plant, and equipment to comply with environmental standards and the construction of generation, transmission, and distribution facilities, $1.2 billion in long-term debt primarily due to issuances of senior notes and junior subordinated notes, $423 million in accounts payable, other primarily due to charges for restoration costs related to Hurricane Irma and liabilities for the removal of subcontractor liens related to the EPC Contractor's bankruptcy, and $423 million in paid-in capital primarily due to capital contributions received from Southern Company. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Storm Damage Recovery" and " – Nuclear Construction" for additional information regarding Hurricane Irma and the EPC Contractor's bankruptcy, respectively.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power's capital requirements for its construction program, including estimated capital expenditures for Plant Vogtle Units 3 and 4 and to comply with existing environmental statutes and regulations, scheduled maturities of long-term debt, as well as related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, and trust funding requirements. Approximately $261 million will be required through September 30, 2018 to fund maturities of long-term debt. See "Sources of Capital" herein for additional information. Also see FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Nuclear Construction" for additional information regarding Plant Vogtle Units 3 and 4.
The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental statutes and regulations; the outcome of any legal challenges to the environmental rules; changes in generating plants, including unit retirements and replacements and adding or changing fuel sources at existing generating units, to meet regulatory requirements; changes in FERC rules and regulations; Georgia PSC approvals; changes in the expected environmental compliance program; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; storm impacts; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. See Note 3 to the financial statements of Georgia Power under "Retail Regulatory Matters – Nuclear Construction" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Georgia Power – Nuclear Construction" herein for information regarding additional factors that may impact construction expenditures, including Georgia Power's cost-to-complete and cancellation cost assessments for Plant Vogtle Units 3 and 4.
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
In 2014, Georgia Power entered into the Loan Guarantee Agreement with the DOE, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

construction of Plant Vogtle Units 3 and 4. Under the Loan Guarantee Agreement, the DOE agreed to guarantee borrowings of up to $3.46 billion (not to exceed 70% of (i) Eligible Project Costs, less (ii) amounts received from Toshiba under the Guarantee Settlement Agreement and amounts received from the Westinghouse bankruptcy proceeding) to be made by Georgia Power under a multi-advance credit facility (FFB Credit Facility) among Georgia Power, the DOE, and the FFB. As of September 30, 2017, Georgia Power had borrowed $2.6 billion under the FFB Credit Facility. On July 27, 2017, Georgia Power entered into an amendment to the Loan Guarantee Agreement, which provides that further advances are conditioned upon the DOE's approval of any agreements entered into in replacement of the Vogtle 3 and 4 Agreement and satisfaction of certain other conditions.
On September 28, 2017, the DOE issued a conditional commitment to Georgia Power for up to approximately $1.67 billion of additional guaranteed loans under the Loan Guarantee Agreement. Final approval and issuance of these additional loan guarantees by the DOE cannot be assured and are subject to the negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions. See Note 6 to the financial statements of Georgia Power under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information regarding the Loan Guarantee Agreement, including applicable covenants, events of default, mandatory prepayment events, and additional conditions to borrowing. Also see Note (B) to the Condensed Financial Statements under "Regulatory Matters – Georgia Power – Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
At September 30, 2017, Georgia Power's current liabilities exceeded current assets by $698 million. Georgia Power's current liabilities frequently exceed current assets because of scheduled maturities of long-term debt ($261 million at September 30, 2017) and the periodic use of short-term debt as a funding source ($400 million at September 30, 2017), as well as significant seasonal fluctuations in cash needs. Georgia Power intends to utilize operating cash flows, short-term debt, external security issuances, term loans, equity contributions from Southern Company, and, to the extent available, borrowings from the FFB to fund its short-term capital needs. Georgia Power has substantial cash flow from operating activities and access to the capital markets and financial institutions to meet liquidity needs.
At September 30, 2017, Georgia Power had approximately $266 million of cash and cash equivalents. Georgia Power's committed credit arrangement with banks at September 30, 2017 was $1.75 billion of which $1.73 billion was unused. In May 2017, Georgia Power amended its multi-year credit arrangement, which, among other things, extended the maturity date from 2020 to 2022.
This bank credit arrangement, as well as Georgia Power's term loan arrangements, contains a covenant that limits debt levels and contains a cross-acceleration provision to other indebtedness (including guarantee obligations) of Georgia Power. Such cross-acceleration provision to other indebtedness would trigger an event of default if Georgia Power defaulted on indebtedness, the payment of which was then accelerated. At September 30, 2017, Georgia Power was in compliance with this covenant. This bank credit arrangement does not contain a material adverse change clause at the time of borrowing.
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
A portion of the unused credit with banks is allocated to provide liquidity support to Georgia Power's pollution control revenue bonds and commercial paper program. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of September 30, 2017 was approximately $550 million as compared to $868 million at December 31, 2016. In June 2017, Georgia Power remarketed $318 million of variable rate pollution control bonds in index rate modes, reducing the liquidity support utilized under Georgia Power's bank

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

credit arrangement. In addition, at September 30, 2017, Georgia Power had $509 million of pollution control revenue bonds outstanding that were required to be remarketed within the next 12 months. Subsequent to September 30, 2017, $40 million of these pollution control revenue bonds which were in an index rate mode were remarketed to the public in a long-term fixed rate mode.
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
Details of short-term borrowings were as follows:

	Short-term Debt at September 30, 2017		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$—	—%	$109	1.5%	$428
Short-term bank debt	400	2.0%	568	2.0%	800
Total	$400	2.0%	$677	2.0%

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2017.
Georgia Power believes the need for working capital can be adequately met by utilizing the commercial paper program, lines of credit, short-term bank notes, and operating cash flows.
Credit Rating Risk
At September 30, 2017, Georgia Power did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, energy price risk management, and transmission.
The maximum potential collateral requirements under these contracts at September 30, 2017 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB- and/or Baa3	$87
Below BBB- and/or Baa3	$1,021
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
In April 2017, Georgia Power purchased and held $27 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Fifth Series 1995. Subsequent to September 30, 2017, Georgia Power remarketed these bonds to the public.
In June 2017, Georgia Power repaid at maturity $450 million aggregate principal amount of Series 2007B 5.70% Senior Notes.
In June 2017, Georgia Power entered into three floating rate bank loans in aggregate principal amounts of $50 million, $150 million, and $100 million, with maturity dates of December 1, 2017, May 31, 2018, and June 28, 2018, respectively, which bear interest based on one-month LIBOR. Also in June 2017, Georgia Power borrowed $500 million pursuant to an uncommitted bank credit arrangement, which bears interest at a rate agreed upon by Georgia Power and the bank from time to time and is payable on no less than 30 days' demand by the bank. The proceeds from these bank loans were used to repay a portion of Georgia Power's existing indebtedness and for working capital and other general corporate purposes, including Georgia Power's continuous construction program.
In August 2017, Georgia Power repaid $250 million of the $500 million aggregate principal amount outstanding pursuant to its uncommitted bank credit arrangement. Also in August 2017, Georgia Power amended its $100 million floating rate bank loan to extend the maturity date from June 28, 2018 to October 26, 2018.
Also in August 2017, Georgia Power issued $500 million aggregate principal amount of Series 2017C 2.00% Senior Notes due September 8, 2020. The proceeds were used to repay Georgia Power's $50 million floating rate bank loan due December 1, 2017 and outstanding commercial paper borrowings and for general corporate purposes.
Also in August 2017, Georgia Power purchased and held $38 million aggregate principal amount of Development Authority of Bartow County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Bowen Project), First Series 1997. Subsequent to September 30, 2017, Georgia Power remarketed these bonds to the public.
In September 2017, Georgia Power issued $270 million aggregate principal amount of Series 2017A 5.00% Junior Subordinated Notes due October 1, 2077. The proceeds were used in October 2017 to redeem all 1.8 million shares ($45 million aggregate liquidation amount) of Georgia Power's 6.125% Series Class A Preferred Stock and 2.25 million shares ($225 million aggregate liquidation amount) of Georgia Power's 6.50% Series 2007A Preference Stock.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$375	$377	$972	$978
Wholesale revenues, non-affiliates	14	17	44	48
Wholesale revenues, affiliates	28	23	75	59
Other revenues	20	19	53	51
Total operating revenues	437	436	1,144	1,136
Operating Expenses:
Fuel	127	141	323	342
Purchased power, non-affiliates	37	33	104	95
Purchased power, affiliates	2	3	13	9
Other operations and maintenance	81	86	252	239
Depreciation and amortization	42	49	95	129
Taxes other than income taxes	33	34	88	93
Loss on Plant Scherer Unit 3	—	—	33	—
Total operating expenses	322	346	908	907
Operating Income	115	90	236	229
Other Income and (Expense):
Interest expense, net of amounts capitalized	(13)	(11)	(37)	(36)
Other income (expense), net	1	(2)	—	(4)
Total other income and (expense)	(12)	(13)	(37)	(40)
Earnings Before Income Taxes	103	77	199	189
Income taxes	40	30	78	74
Net Income	63	47	121	115
Dividends on Preference Stock	—	2	4	7
Net Income After Dividends on Preference Stock	$63	$45	$117	$108
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Net Income	$63	$47	$121	$115
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $-, $-, $(1), and $(3), respectively	—	—	(1)	(4)
Total other comprehensive income (loss)	—	—	(1)	(4)
Comprehensive Income	$63	$47	$120	$111
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2017	2016
	(in millions)
Operating Activities:
Net income	$121	$115
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	100	134
Deferred income taxes	57	15
Loss on Plant Scherer Unit 3	33	—
Other, net	(5)	(2)
Changes in certain current assets and liabilities —
-Receivables	(65)	(9)
-Fossil fuel stock	7	49
-Other current assets	11	3
-Accrued taxes	21	40
-Accrued compensation	(10)	(5)
-Over recovered regulatory clause revenues	(8)	26
-Other current liabilities	10	8
Net cash provided from operating activities	272	374
Investing Activities:
Property additions	(142)	(106)
Cost of removal, net of salvage	(16)	(8)
Change in construction payables	(9)	(7)
Other investing activities	(6)	(6)
Net cash used for investing activities	(173)	(127)
Financing Activities:
Decrease in notes payable, net	(268)	(42)
Proceeds —
Common stock issued to parent	175	—
Capital contributions from parent company	7	10
Senior notes	300	—
Redemptions —
Preference stock	(150)	—
Senior notes	(85)	(125)
Payment of common stock dividends	(94)	(90)
Other financing activities	(3)	(5)
Net cash used for financing activities	(118)	(252)
Net Change in Cash and Cash Equivalents	(19)	(5)
Cash and Cash Equivalents at Beginning of Period	56	74
Cash and Cash Equivalents at End of Period	$37	$69
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $- and $- capitalized for 2017 and 2016, respectively)	$24	$29
Income taxes, net	19	14
Noncash transactions — Accrued property additions at end of period	25	13
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2017	At December 31, 2016
	(in millions)
Current Assets:
Cash and cash equivalents	$37	$56
Receivables —
Customer accounts receivable	96	72
Unbilled revenues	68	55
Under recovered regulatory clause revenues	15	17
Income taxes receivable, current	15	—
Other accounts and notes receivable	12	6
Affiliated	13	17
Accumulated provision for uncollectible accounts	(1)	(1)
Fossil fuel stock	64	71
Materials and supplies	58	55
Other regulatory assets, current	55	44
Other current assets	15	30
Total current assets	447	422
Property, Plant, and Equipment:
In service	5,181	5,140
Less: Accumulated provision for depreciation	1,457	1,382
Plant in service, net of depreciation	3,724	3,758
Construction work in progress	75	51
Total property, plant, and equipment	3,799	3,809
Deferred Charges and Other Assets:
Deferred charges related to income taxes	56	58
Other regulatory assets, deferred	499	512
Other deferred charges and assets	22	21
Total deferred charges and other assets	577	591
Total Assets	$4,823	$4,822
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2017	At December 31, 2016
	(in millions)
Current Liabilities:
Securities due within one year	$7	$87
Notes payable	—	268
Accounts payable —
Affiliated	46	59
Other	55	54
Customer deposits	35	35
Accrued taxes	41	20
Accrued interest	20	8
Accrued compensation	30	40
Deferred capacity expense, current	22	22
Other regulatory liabilities, current	1	16
Other current liabilities	37	40
Total current liabilities	294	649
Long-term Debt	1,285	987
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,003	948
Employee benefit obligations	90	96
Deferred capacity expense	103	119
Asset retirement obligations, deferred	125	120
Other cost of removal obligations	218	249
Other regulatory liabilities, deferred	45	47
Other deferred credits and liabilities	71	71
Total deferred credits and other liabilities	1,655	1,650
Total Liabilities	3,234	3,286
Preference Stock	—	147
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 20,000,000 shares
Outstanding — September 30, 2017: 7,392,717 shares
— December 31, 2016: 5,642,717 shares	678	503
Paid-in capital	600	589
Retained earnings	312	296
Accumulated other comprehensive income (loss)	(1)	1
Total common stockholder's equity	1,589	1,389
Total Liabilities and Stockholder's Equity	$4,823	$4,822
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2017 vs. THIRD QUARTER 2016
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
On April 4, 2017, the Florida PSC approved a settlement agreement (2017 Rate Case Settlement Agreement) among Gulf Power and three intervenors with respect to Gulf Power's request to increase retail base rates. Among the terms of the 2017 Rate Case Settlement Agreement, Gulf Power increased rates effective with the first billing cycle in July 2017 to provide an annual overall net customer impact of approximately $54.3 million. The net customer impact consisted of a $62.0 million increase in annual base revenues less an annual equivalent credit of approximately $7.7 million for 2017 for certain wholesale revenues to be provided through December 2019 through the purchased power capacity cost recovery clause. In addition, Gulf Power continued its authorized retail ROE midpoint (10.25%) and range (9.25% to 11.25%), is deemed to have an equity ratio of 52.5% for all retail regulatory purposes, and implemented new dismantlement accruals effective July 1, 2017. Gulf Power will also begin amortizing the regulatory asset associated with the investment balances remaining after the retirement of Plant Smith Units 1 and 2 (357 MWs) over 15 years effective January 1, 2018 and will implement new depreciation rates effective January 1, 2018. The 2017 Rate Case Settlement Agreement also resulted in a $32.5 million write-down of Gulf Power's ownership of Plant Scherer Unit 3 (205 MWs), which was recorded in the first quarter 2017. The remaining issues related to the inclusion of Gulf Power's investment in Plant Scherer Unit 3 in retail rates have been resolved as a result of the 2017 Rate Case Settlement Agreement, including recoverability of certain costs associated with the ongoing ownership and operation of the unit through the environmental cost recovery clause rate approved by the Florida PSC in November 2016.
Gulf Power continues to focus on several key performance indicators including, but not limited to, customer satisfaction, plant availability, system reliability, and net income after dividends on preference stock.
RESULTS OF OPERATIONS
Net Income

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$18	40.0	$9	8.3
Gulf Power's net income after dividends on preference stock for the third quarter 2017 was $63 million compared to $45 million for the corresponding period in 2016. The increase was primarily due to an increase in retail base revenues and a decrease in depreciation.
Gulf Power's net income after dividends on preference stock for year-to-date 2017 was $117 million compared to $108 million for the corresponding period in 2016. The increase was primarily due to a decrease in depreciation and

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

an increase in retail base revenues, partially offset by a write-down of $32.5 million ($20 million after tax) of Gulf Power's ownership of Plant Scherer Unit 3 resulting from the 2017 Rate Case Settlement Agreement and higher operations and maintenance expenses. See Note (B) to the Condensed Financial Statements under "Regulatory Matters – Gulf Power – Retail Base Rate Cases" herein for additional information regarding the 2017 Rate Case Settlement Agreement.
Retail Revenues

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(2)	(0.5)	$(6)	(0.6)
In the third quarter 2017, retail revenues were $375 million compared to $377 million for the corresponding period in 2016. For year-to-date 2017, retail revenues were $972 million compared to $978 million for the corresponding period in 2016.
Details of the changes in retail revenues were as follows:

	Third Quarter 2017		Year-to-Date 2017
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$377		$978
Estimated change resulting from –
Rates and pricing	21	5.6	28	2.9
Sales growth	3	0.8	1	0.1
Weather	(9)	(2.4)	(14)	(1.4)
Fuel and other cost recovery	(17)	(4.5)	(21)	(2.2)
Retail – current year	$375	(0.5)%	$972	(0.6)%
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
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2017 when compared to the corresponding periods in 2016 primarily due to an increase in retail base revenues effective July 2017, as well as an increase in environmental cost recovery effective November 2016 resulting from Gulf Power's ownership of Plant Scherer Unit 3 being rededicated to retail service.
Revenues attributable to changes in sales increased slightly in the third quarter and year-to-date 2017 when compared to the corresponding periods in 2016. For the third quarter 2017, weather-adjusted KWH sales to residential and commercial customers increased 5.2% and 1.5%, respectively. Weather-adjusted KWH sales to residential customers increased 1.3% year-to-date 2017. These increases were primarily due to customer growth, partially offset by lower customer usage primarily resulting from efficiency improvements in appliances and lighting. Weather-adjusted KWH sales to commercial customers decreased slightly year-to-date 2017 as a result of lower customer usage primarily resulting from efficiency improvements in appliances and lighting, mostly offset by customer growth. KWH sales to industrial customers decreased 7.1% and 6.1% for the third quarter and year-to-date 2017, respectively, primarily due to changes in customers' operations and energy efficiency improvements.
Fuel and other cost recovery revenues decreased in the third quarter and year-to-date 2017 when compared to the corresponding periods in 2016, primarily due to lower fuel, purchased power capacity, and energy conservation recoverable costs, partially offset by higher environmental recoverable costs. Fuel and other cost recovery

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

provisions include fuel expenses, the energy component of purchased power costs, purchased power capacity costs, the difference between projected and actual costs and revenues related to energy conservation and environmental compliance, and a credit for certain wholesale revenues as a result of the 2017 Rate Case Settlement Agreement. See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Cost Recovery Clauses" in Item 8 of the Form 10-K for additional information regarding cost recovery clauses and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Gulf Power – Retail Base Rate Cases" herein for additional information regarding the 2017 Rate Case Settlement Agreement.
Wholesale Revenues – Non-Affiliates

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(3)	(17.6)	$(4)	(8.3)
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
In the third quarter 2017, wholesale revenues from sales to non-affiliates were $14 million compared to $17 million for the corresponding period in 2016. The decrease was primarily due to a 28.4% decrease in KWH sales attributable to decreased market demand for energy as a result of milder weather.
For year-to-date 2017, wholesale revenues from sales to non-affiliates were $44 million compared to $48 million for the corresponding period in 2016. The decrease was primarily due to a 20.9% decrease in capacity revenues resulting from the expiration of a Plant Scherer Unit 3 long-term sales agreement in 2016.
Wholesale Revenues – Affiliates

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$5	21.7	$16	27.1
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the revenue related to these energy sales generally offsets the cost of energy sold.
In the third quarter 2017, wholesale revenues from sales to affiliates were $28 million compared to $23 million for the corresponding period in 2016. The increase was primarily due to a 24.1% increase in KWH sales resulting from outages of affiliate generation resources.
For year-to-date 2017, wholesale revenues from sales to affiliates were $75 million compared to $59 million for the corresponding period in 2016. The increase was primarily due to a 19.5% increase in KWH sales as a result of the availability of lower-cost Gulf Power generation resources.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel and Purchased Power Expenses

	Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(14)	(9.9)	$(19)	(5.6)
Purchased power – non-affiliates	4	12.1	9	9.5
Purchased power – affiliates	(1)	(33.3)	4	44.4
Total fuel and purchased power expenses	$(11)		$(6)
In the third quarter 2017, total fuel and purchased power expenses were $166 million compared to $177 million for the corresponding period in 2016. The decrease was primarily the result of a $7 million net decrease due to the lower average cost of fuel and a $6 million net decrease related to the volume of KWHs generated and purchased due to milder weather in 2017 reducing demand.
For year-to-date 2017, total fuel and purchased power expenses were $440 million compared to $446 million for the corresponding period in 2016. The decrease was primarily the result of a $19 million net decrease related to the volume of KWHs generated and purchased due to milder weather in 2017 reducing demand, partially offset by a $12 million net increase related to the higher average cost of fuel and purchased power.
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
Details of Gulf Power's generation and purchased power were as follows:

	Third Quarter 2017	Third Quarter 2016	Year-to-Date 2017	Year-to-Date 2016
Total generation (in millions of KWHs)	2,780	2,775	7,000	6,654
Total purchased power (in millions of KWHs)	1,686	1,906	4,362	5,295
Sources of generation (percent) –
Coal	59	68	55	57
Gas	41	32	45	43
Cost of fuel, generated (in cents per net KWH) –
Coal	3.04	3.55	3.15	3.80
Gas	3.71	4.38	3.60	4.06
Average cost of fuel, generated (in cents per net KWH)	3.31	3.81	3.35	3.91
Average cost of purchased power (in cents per net KWH)(*)	4.32	3.79	4.70	3.51

(*)	Average cost of purchased power includes fuel purchased by Gulf Power for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2017, fuel expense was $127 million compared to $141 million for the corresponding period in 2016. The decrease was primarily due to a 13.1% decrease in the average cost of fuel resulting from lower coal and natural gas prices, partially offset by a 29.3% increase in the volume of KWHs generated by Gulf Power's gas-fired generation resources.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For year-to-date 2017, fuel expense was $323 million compared to $342 million for the corresponding period in 2016. The decrease was primarily due to a 14.3% decrease in the average cost of fuel resulting from lower coal and natural gas prices, partially offset by a 10.3% increase in the volume of KWHs generated by Gulf Power's gas-fired generation resources.
Purchased Power – Non-Affiliates
In the third quarter 2017, purchased power expense from non-affiliates was $37 million compared to $33 million for the corresponding period in 2016. For year-to-date 2017, purchased power expense from non-affiliates was $104 million compared to $95 million for the corresponding period in 2016. These increases were primarily due to increases of 16.3% and 35.9% for the third quarter and year-to-date 2017, respectively, in the average cost per KWH purchased, partially offset by decreases of 11.1% and 20.2% for the third quarter and year-to-date 2017, respectively, in the volume of KWHs purchased due to lower territorial load.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the third quarter 2017, purchased power expense from affiliates was $2 million compared to $3 million for the corresponding period in 2016. The decrease was primarily due to a 38.3% decrease in the average cost per KWH purchased primarily resulting from lower priced power pool resources and a 20.5% decrease in the volume of KWHs purchased due to lower territorial load.
For year-to-date 2017, purchased power expense from affiliates was $13 million compared to $9 million for the corresponding period in 2016. The increase was primarily due to a 13.2% increase in the volume of KWHs purchased due to more planned outages for Gulf Power generation resources and a 29.3% increase in the average cost per KWH purchased primarily due to increased natural gas prices.
Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(5)	(5.8)	$13	5.4
In the third quarter 2017, other operations and maintenance expenses were $81 million compared to $86 million for the corresponding period in 2016. The decrease was primarily due to lower employee compensation and benefits, including pension costs, and the suspension of the property damage reserve accrual in accordance with the 2017 Rate Case Settlement Agreement.
For year-to-date 2017, other operations and maintenance expenses were $252 million compared to $239 million for the corresponding period in 2016. The increase was primarily due to higher expenses at generation facilities associated with routine and planned maintenance.
See Note (A) to the Condensed Financial Statements under "Property Damage Reserve" herein for additional information regarding Gulf Power's property damage reserve accrual suspension and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Gulf Power – Retail Base Rate Cases" herein for additional information regarding the 2017 Rate Case Settlement Agreement.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and Amortization

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(7)	(14.3)	$(34)	(26.4)
In the third quarter 2017, depreciation and amortization was $42 million compared to $49 million for the corresponding period in 2016. For year-to-date 2017, depreciation and amortization was $95 million compared to $129 million for the corresponding period in 2016. These decreases were primarily due to changes in the reductions in depreciation, as authorized in a settlement agreement approved by the Florida PSC in 2013 (2013 Rate Case Settlement Agreement), of $6 million and $34 million in the third quarter and year-to-date 2017, respectively, compared to the corresponding periods in 2016. See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Retail Base Rate Case" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Gulf Power – Retail Base Rate Cases" herein for additional information.
Income Taxes

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$10	33.3	$4	5.4
In the third quarter 2017, income taxes were $40 million compared to $30 million for the corresponding period in 2016. For year-to-date 2017, income taxes were $78 million compared to $74 million for the corresponding period in 2016. These increases were primarily due to higher pre-tax earnings.
Dividends on Preference Stock

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(2)	N/M	$(3)	(42.9)
N/M - Not meaningful
In the third quarter 2017, there were no dividends on preference stock compared to $2 million for the corresponding period in 2016. For year-to-date 2017, dividends on preference stock were $4 million compared to $7 million for the corresponding period in 2016. These decreases were the result of the redemption of all preference stock in June 2017. See FINANCIAL CONDITION AND LIQUIDITY – "Financing Activities" herein for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Gulf Power's future earnings potential. The level of Gulf Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Gulf Power's business of providing electric service. These factors include Gulf Power's ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently-incurred costs during a time of increasing costs and limited projected demand growth over the next several years. Future earnings will be driven primarily by customer growth. Earnings will also depend upon maintaining and growing sales, considering, among other things, the adoption and/or penetration rates of increasingly energy-efficient technologies due to changes in the minimum allowable equipment efficiencies along with the continuation of changes in customer behavior. Earnings are subject to a variety of other factors. These factors include weather, competition, energy conservation practiced by customers, the use of alternative energy sources by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Gulf Power's service territory. Demand for electricity is primarily driven by the pace of economic growth that may be affected by changes in regional and global economic conditions, which may impact future earnings. Current proposals related to

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

potential federal tax reform legislation are primarily focused on reducing the corporate income tax rate, allowing 100% of capital expenditures to be deducted, and eliminating the interest deduction. The ultimate impact of any tax reform proposals is dependent on the final form of any legislation enacted and the related transition rules and cannot be determined at this time, but could have a material impact on Gulf Power's financial statements. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Gulf Power in Item 7 of the Form 10-K.
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
On April 25, 2017, the EPA published a notice announcing it would reconsider the effluent guidelines rule, which had been finalized in November 2015. On September 18, 2017, the EPA published a final rule establishing a stay of the compliance deadlines for certain effluent limitations and pretreatment standards under the rule.
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
On March 28, 2017, the U.S. President signed an executive order directing agencies to review actions that potentially burden the development or use of domestically produced energy resources. The executive order specifically directs the EPA to review the Clean Power Plan and final greenhouse gas emission standards for new, modified, and reconstructed electric generating units and, if appropriate, take action to suspend, revise, or rescind

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

those rules. On October 16, 2017, the EPA published a proposed rule to repeal the Clean Power Plan. The EPA has not determined whether or when it will promulgate a replacement rule.
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
On May 17, 2017, the FERC accepted the traditional electric operating companies' (including Gulf Power's) and Southern Power's compliance filing accepting the terms of the FERC's February 2, 2017 order regarding an amendment by the traditional electric operating companies (including Gulf Power) and Southern Power to their market-based rate tariff. While the FERC's order references the traditional electric operating companies' (including Gulf Power's) and Southern Power's market power proceeding related to their 2014 triennial updated market power analysis, that proceeding remains a separate, ongoing matter.
On October 25, 2017, the FERC issued an order in response to the traditional electric operating companies' (including Gulf Power's) and Southern Power's June 30, 2017 triennial updated market power analysis. The FERC directed the traditional electric operating companies (including Gulf Power) and Southern Power to show cause within 60 days why market-based rate authority should not be revoked in certain areas adjacent to the area presently under mitigation in accordance with the February 2, 2017 order, or to provide a mitigation plan to further address market power concerns. The traditional electric operating companies (including Gulf Power) and Southern Power expect to make a filing within the specified 60 days responding to the FERC's order.
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
Retail Base Rate Cases
The 2013 Rate Case Settlement Agreement authorized Gulf Power to reduce depreciation and record a regulatory asset up to $62.5 million from January 2014 through June 2017. In any given month, such depreciation reduction could not exceed the amount necessary for the retail ROE, as reported to the Florida PSC monthly, to reach the midpoint of the authorized retail ROE range then in effect. For 2014 and 2015, Gulf Power recognized reductions in depreciation of $8.4 million and $20.1 million, respectively. No net reduction in depreciation was recorded in 2016. Through June 2017, Gulf Power recognized the remaining allowable reductions in depreciation totaling $34.0 million.
On April 4, 2017, the Florida PSC approved the 2017 Rate Case Settlement Agreement among Gulf Power and three intervenors with respect to Gulf Power's request to increase retail base rates. Among the terms of the 2017 Rate Case Settlement Agreement, Gulf Power increased rates effective with the first billing cycle in July 2017 to provide an annual overall net customer impact of approximately $54.3 million. The net customer impact consisted of a $62.0 million increase in annual base revenues less an annual equivalent credit of approximately $7.7 million for 2017 for

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

certain wholesale revenues to be provided through December 2019 through the purchased power capacity cost recovery clause. In addition, Gulf Power continued its authorized retail ROE midpoint (10.25%) and range (9.25% to 11.25%), is deemed to have an equity ratio of 52.5% for all retail regulatory purposes, and implemented new dismantlement accruals effective July 1, 2017. Gulf Power will also begin amortizing the regulatory asset associated with the investment balances remaining after the retirement of Plant Smith Units 1 and 2 over 15 years effective January 1, 2018 and will implement new depreciation rates effective January 1, 2018. The 2017 Rate Case Settlement Agreement also resulted in a $32.5 million write-down of Gulf Power's ownership of Plant Scherer Unit 3, which was recorded in the first quarter 2017. The remaining issues related to the inclusion of Gulf Power's investment in Plant Scherer Unit 3 in retail rates have been resolved as a result of the 2017 Rate Case Settlement Agreement, including recoverability of certain costs associated with the ongoing ownership and operation of the unit through the environmental cost recovery clause rate approved by the Florida PSC in November 2016.
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
On October 25, 2017, the Florida PSC approved Gulf Power's annual rate clause request for its fuel, purchased power capacity, environmental, and energy conservation cost recovery factors for 2018. The net effect of the approved changes is a $63 million increase in annual revenues effective in January 2018, the majority of which will be offset by related expense increases.
Renewables
In 2015, the Florida PSC approved three energy purchase agreements totaling 120 MWs of utility-scale solar generation located at three military installations in northwest Florida. Purchases under these agreements began in the summer of 2017.
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
The ultimate outcome of such pending or potential litigation or regulatory matters cannot be predicted at this time; however, for current proceedings not specifically reported in Note (B) to the Condensed Financial Statements herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Gulf Power's financial statements. See Note (B) to the Condensed Financial Statements herein for a discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.

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
Recently Issued Accounting Standards
See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Recently Issued Accounting Standards" of Gulf Power in Item 7 of the Form 10-K for additional information.
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
On August 28, 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), amending the hedge accounting recognition and presentation requirements. ASU 2017-12 makes more financial and non-financial hedging strategies eligible for hedge accounting, amends the related presentation and disclosure requirements, and simplifies hedge effectiveness assessment requirements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. Gulf Power is evaluating the standard and expects to early adopt ASU 2017-12 effective January 1, 2018. The adoption of ASU 2017-12 is not expected to have a material impact on Gulf Power's financial statements.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Gulf Power in Item 7 of the Form 10-K for additional information. Gulf Power's financial condition remained stable at September 30, 2017. Gulf Power intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $272 million for the first nine months of 2017 compared to $374 million for the corresponding period in 2016. The $102 million decrease in net cash was primarily due to decreases related to certain cost recovery clauses, the timing of fossil fuel stock purchases, and a federal income tax refund received in 2016. Net cash used for investing activities totaled $173 million in the first nine months of 2017 primarily due to property additions to utility plant. Net cash used for financing activities totaled $118 million for the first nine months of 2017 primarily due to the payment of short-term debt, redemptions of preference stock and long-term debt, and common stock dividend payments, partially offset by proceeds from issuances of long-term debt and common stock. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2017 primarily reflect the financing activities described above. Other significant changes include an increase in accumulated deferred income taxes due to accelerated depreciation and repair deductions and a decrease in other cost of removal obligations, as authorized in the 2013 Rate Case Settlement Agreement. See "Financing Activities" herein and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Gulf Power – Retail Base Rate Cases" herein for additional information.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power's capital requirements for its construction program, including estimated capital expenditures to comply

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

with existing environmental statutes and regulations, scheduled maturities of long-term debt, as well as related interest, leases, derivative obligations, purchase commitments, and trust funding requirements. Approximately $7 million will be required through September 30, 2018 to fund maturities of long-term debt. See "Financing Activities" herein for additional information.
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
At September 30, 2017, Gulf Power had approximately $37 million of cash and cash equivalents. Committed credit arrangements with banks at September 30, 2017 were as follows:

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
Most of these bank credit arrangements contain covenants that limit debt levels and contain cross-acceleration provisions to other indebtedness (including guarantee obligations) of Gulf Power. Such cross-acceleration provisions to other indebtedness would trigger an event of default if Gulf Power defaulted on indebtedness, the payment of which was then accelerated. At September 30, 2017, Gulf Power was in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
Subject to applicable market conditions, Gulf Power expects to renew or replace its bank credit arrangements, as needed, prior to expiration. In connection therewith, Gulf Power may extend the maturity dates and/or increase or decrease the lending commitments thereunder.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Most of the unused credit arrangements with banks are allocated to provide liquidity support to Gulf Power's pollution control revenue bonds and commercial paper program. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of September 30, 2017 was approximately $82 million. In addition, at September 30, 2017, Gulf Power had approximately $140 million of fixed rate pollution control revenue bonds outstanding that were required to be remarketed within the next 12 months.
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
Details of short-term borrowings were as follows:

	Short-term Debt During the Period(*)
	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)
Commercial paper	$23	1.4%	$78

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2017. No short-term debt was outstanding at September 30, 2017.
Gulf Power believes the need for working capital can be adequately met by utilizing the commercial paper program, lines of credit, short-term bank loans, and operating cash flows.
Credit Rating Risk
At September 30, 2017, Gulf Power did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, and energy price risk management.
The maximum potential collateral requirements under these contracts at September 30, 2017 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB- and/or Baa3	$167
Below BBB- and/or Baa3	$579
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

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Market Price Risk
Gulf Power's market risk exposure relative to interest rate changes for the third quarter and year-to-date 2017 has not changed materially compared to the December 31, 2016 reporting period. Gulf Power's exposure to market volatility in commodity fuel prices and prices of electricity with respect to its wholesale generating capacity is limited because its long-term sales agreement shifts substantially all fuel cost responsibility to the purchaser.
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
The Florida PSC extended the moratorium on Gulf Power's fuel-hedging program until January 1, 2021 in connection with the 2017 Rate Case Settlement Agreement. The moratorium does not have an impact on the recovery of existing hedges entered into under the previously-approved hedging program.
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
In May 2017, Gulf Power issued $300 million aggregate principal amount of Series 2017A 3.30% Senior Notes due May 30, 2027. The proceeds, together with other funds, were used to repay at maturity $85 million aggregate principal amount of Series 2007A 5.90% Senior Notes due June 15, 2017; to repay outstanding commercial paper borrowings; to repay a $100 million short-term floating rate bank loan, as discussed above; and to redeem, in June 2017, 550,000 shares ($55 million aggregate liquidation amount) of 6.00% Series Preference Stock, 450,000 shares ($45 million aggregate liquidation amount) of Series 2007A 6.45% Preference Stock, and 500,000 shares ($50 million aggregate liquidation amount) of Series 2013A 5.60% Preference Stock.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm recovery, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$243	$263	$665	$652
Wholesale revenues, non-affiliates	72	78	196	198
Wholesale revenues, affiliates	21	7	40	23
Other revenues	5	4	14	12
Total operating revenues	341	352	915	885
Operating Expenses:
Fuel	120	112	301	268
Purchased power, non-affiliates	4	3	7	4
Purchased power, affiliates	2	5	13	14
Other operations and maintenance	66	74	206	211
Depreciation and amortization	39	30	120	114
Taxes other than income taxes	25	31	77	81
Estimated loss on Kemper IGCC	34	88	3,155	222
Total operating expenses	290	343	3,879	914
Operating Income (Loss)	51	9	(2,964)	(29)
Other Income and (Expense):
Allowance for equity funds used during construction	1	31	72	90
Interest expense, net of amounts capitalized	13	(15)	(23)	(46)
Other income (expense), net	(1)	(1)	(3)	(4)
Total other income and (expense)	13	15	46	40
Earnings (Loss) Before Income Taxes	64	24	(2,918)	11
Income taxes (benefit)	24	(2)	(885)	(29)
Net Income (Loss)	40	26	(2,033)	40
Dividends on Preferred Stock	—	—	1	1
Net Income (Loss) After Dividends on Preferred Stock	$40	$26	$(2,034)	$39
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Net Income (Loss)	$40	$26	$(2,033)	$40
Other comprehensive income (loss)
Qualifying hedges:
Changes in fair value, net of tax of $-, $-, $-, and $-, respectively	(1)	—	—	(1)
Reclassification adjustment for amounts included in net income, net of tax of $-, $-, $-, and $-, respectively	—	—	1	1
Total other comprehensive income (loss)	(1)	—	1	—
Comprehensive Income (Loss)	$39	$26	$(2,032)	$40
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2017	2016
	(in millions)
Operating Activities:
Net income (loss)	$(2,033)	$40
Adjustments to reconcile net income (loss) to net cash provided from operating activities —
Depreciation and amortization, total	144	115
Deferred income taxes	(1,159)	34
Allowance for equity funds used during construction	(72)	(90)
Estimated loss on Kemper IGCC	3,148	222
Other, net	(26)	(1)
Changes in certain current assets and liabilities —
-Receivables	438	3
-Fossil fuel stock	21	8
-Other current assets	(9)	34
-Accounts payable	(21)	5
-Accrued taxes	20	96
-Accrued compensation	(12)	(5)
-Over recovered regulatory clause revenues	(47)	(20)
-Customer liability associated with Kemper refunds	—	(73)
-Other current liabilities	(31)	5
Net cash provided from operating activities	361	373
Investing Activities:
Property additions	(411)	(592)
Construction payables	(47)	(25)
Government grant proceeds	—	137
Other investing activities	(25)	(29)
Net cash used for investing activities	(483)	(509)
Financing Activities:
Decrease in notes payable, net	(23)	—
Proceeds —
Capital contributions from parent company	1,002	227
Long-term debt to parent company	40	200
Other long-term debt	—	900
Short-term borrowings	113	—
Redemptions —
Short-term borrowings	(109)	(475)
Long-term debt to parent company	(591)	(225)
Other long-term debt	(300)	(425)
Other financing activities	(3)	(5)
Net cash provided from financing activities	129	197
Net Change in Cash and Cash Equivalents	7	61
Cash and Cash Equivalents at Beginning of Period	224	98
Cash and Cash Equivalents at End of Period	$231	$159
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (paid $73 and $72, net of $28 and $36 capitalized for 2017 and 2016, respectively)	$45	$36
Income taxes, net	(209)	(231)
Noncash transactions — Accrued property additions at end of period	32	80
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2017	At December 31, 2016
	(in millions)
Current Assets:
Cash and cash equivalents	$231	$224
Receivables —
Customer accounts receivable	38	29
Unbilled revenues	41	42
Income taxes receivable, current	102	544
Other accounts and notes receivable	15	14
Affiliated	15	15
Fossil fuel stock	20	100
Materials and supplies	45	76
Other regulatory assets, current	113	115
Other current assets	8	8
Total current assets	628	1,167
Property, Plant, and Equipment:
In service	4,836	4,865
Less: Accumulated provision for depreciation	1,312	1,289
Plant in service, net of depreciation	3,524	3,576
Construction work in progress	75	2,545
Total property, plant, and equipment	3,599	6,121
Other Property and Investments	28	12
Deferred Charges and Other Assets:
Deferred charges related to income taxes	62	361
Other regulatory assets, deferred	436	518
Accumulated deferred income taxes	279	—
Other deferred charges and assets	23	56
Total deferred charges and other assets	800	935
Total Assets	$5,055	$8,235
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2017	At December 31, 2016
	(in millions)
Current Liabilities:
Securities due within one year —
Parent	$—	$551
Other	1,028	78
Notes payable	4	23
Accounts payable —
Affiliated	56	62
Other	82	135
Customer deposits	16	16
Accrued taxes	78	99
Unrecognized tax benefits	2	383
Accrued interest	16	46
Accrued compensation	29	42
Asset retirement obligations, current	15	32
Over recovered fuel clause liabilities	4	51
Other current liabilities	67	20
Total current liabilities	1,397	1,538
Long-term Debt	1,167	2,424
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	—	756
Employee benefit obligations	109	115
Asset retirement obligations, deferred	150	146
Other cost of removal obligations	175	170
Other regulatory liabilities, deferred	87	84
Other deferred credits and liabilities	23	26
Total deferred credits and other liabilities	544	1,297
Total Liabilities	3,108	5,259
Redeemable Preferred Stock	33	33
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 1,130,000 shares
Outstanding — 1,121,000 shares	38	38
Paid-in capital	4,529	3,525
Accumulated deficit	(2,650)	(616)
Accumulated other comprehensive loss	(3)	(4)
Total common stockholder's equity	1,914	2,943
Total Liabilities and Stockholder's Equity	$5,055	$8,235
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2017 vs. THIRD QUARTER 2016
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
The Kemper IGCC was approved by the Mississippi PSC in the 2010 CPCN proceedings, subject to a construction cost cap of $2.88 billion, net of $245 million of grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2 (Initial DOE Grants) and excluding the cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, AFUDC, and certain general exceptions, including change of law, force majeure, and beneficial capital (construction cost increase demonstrated to produce efficiencies that result in a neutral or favorable effect on customers relative to the original proposal for the CPCN) (Cost Cap Exceptions). The combined cycle and associated common facilities portion of the Kemper IGCC were placed in service in August 2014.
In December 2015, the Mississippi PSC issued an order (In-Service Asset Rate Order), based on a stipulation (2015 Stipulation) between Mississippi Power and the Mississippi Public Utilities Staff (MPUS), authorizing rates that provide for the recovery of approximately $126 million annually related to the combined cycle and associated common facilities portion of Kemper IGCC assets previously placed in service. As required by the In-Service Asset Rate Order, on June 5, 2017, Mississippi Power made a rate filing requesting to adjust the amortization schedules of the regulatory assets reviewed and determined prudent in a manner that would not change customer rates or annual revenues. On June 28, 2017, the Mississippi PSC suspended this filing. On July 6, 2017, the Mississippi PSC issued an order requiring Mississippi Power to establish a regulatory liability account to maintain current rates related to the Kemper IGCC following the July 2017 completion of the amortization period for certain regulatory assets approved in the In-Service Asset Rate Order that would allow for subsequent refund if the Mississippi PSC deems the rates unjust and unreasonable. At September 30, 2017, the related regulatory liability totaled $7 million.
The initial production of syngas began on July 14, 2016 for gasifier "B" and on September 13, 2016 for gasifier "A." Mississippi Power achieved integrated operation of both gasifiers on January 29, 2017, including the production of electricity from syngas in both combustion turbines. During testing, the plant produced and captured CO2, and produced sulfuric acid and ammonia, each of acceptable quality under the related off-take agreements. However, Mississippi Power experienced numerous challenges during the extended start-up process to achieve integrated operation of the gasifiers on a sustained basis. In May 2017, after achieving these milestones, Mississippi Power determined that a critical system component, the syngas coolers, would need replacement sooner than originally planned, which would require significant lead time and significant cost. In addition, the long-term natural gas price forecast has decreased significantly and the estimated cost of operating and maintaining the facility during the first five full years of operations has increased significantly since certification.
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
While the ultimate disposition of the gasification portions of the Kemper IGCC remains subject to the Mississippi PSC's jurisdiction, including the potential resolution of the matters addressed in the Kemper IGCC Settlement Docket, given the Mississippi PSC's stated intent regarding no further rate increase for the Kemper County energy facility, cost recovery of the gasification portions is no longer probable; therefore, Mississippi Power recorded an additional charge to income in June 2017 of $2.8 billion ($2.0 billion after tax), which includes estimated costs associated with the gasification portions of the plant and lignite mine. In the third quarter 2017, Mississippi Power recorded an additional charge of $34 million ($21 million after tax) for ongoing project costs during suspension, which includes estimated gasifier-related costs through December 31, 2017 to reflect the Mississippi PSC's schedule for the Kemper IGCC Settlement Docket, as well as mine-related costs and other suspension costs through September 30, 2017. Any extension of the suspension period beyond December 31, 2017 is currently estimated to result in additional suspension costs of approximately $5 million per month. In the event the gasification portions of the project are ultimately canceled, additional pre-tax costs, which include mine and Kemper IGCC plant closure costs and contract termination costs, currently estimated at approximately $100 million to $200 million are expected to be incurred.
Total pre-tax charges to income for the estimated probable losses on the Kemper IGCC were $34 million ($21 million after tax) for the third quarter 2017 and $3.2 billion ($2.2 billion after tax) for the nine months ended September 30, 2017. In the aggregate, since the Kemper IGCC project started, Mississippi Power has incurred charges of $6.0 billion ($4.0 billion after tax) through September 30, 2017.
Mississippi Power reached and filed a settlement agreement on August 21, 2017 with certain parties (not including the MPUS), which it believes met the conditions of the Kemper Settlement Order. The settlement agreement provides for an annual revenue requirement of $126 million for Kemper IGCC-related costs, which would (i) be effective January 1, 2018, (ii) represent no rate increase for customers, and (iii) include no recovery for the costs associated with the gasifier portion of the Kemper IGCC in 2018 or at any future date. In addition, under the settlement agreement, the CPCN for the Kemper IGCC would be modified to limit the Kemper County energy facility to natural gas combined cycle operation and Mississippi Power would, in the future, file a reserve margin plan with the Mississippi PSC. The Mississippi PSC issued a scheduling order, as amended on October 5, 2017, noting Mississippi Power and the MPUS had failed to reach a joint stipulation and ordering a full hearing. The Mississippi PSC is expected to rule on an order resolving this matter in January 2018.
As of September 30, 2017, Mississippi Power has recorded a total of approximately $1.3 billion in costs associated with the combined cycle portion of the Kemper IGCC including transmission and related regulatory assets, of which $0.8 billion is included in retail and wholesale rates. The $0.5 billion not included in current rates includes costs in excess of the original 2010 estimate for the combined cycle portion of the facility, as well as the 15% that was previously contracted to Cooperative Energy. Mississippi Power has calculated the revenue requirements resulting from these remaining costs, using reasonable assumptions for amortization periods, and expects them to be recovered through rates consistent with the Mississippi PSC's requested settlement conditions. The ultimate outcome will be determined by the Mississippi PSC in the Kemper IGCC Settlement Docket proceedings.

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
RESULTS OF OPERATIONS
Net Income (Loss)

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$14	53.8	$(2,073)	N/M
N/M - Not meaningful
Mississippi Power's net income after dividends on preferred stock for the third quarter 2017 was $40 million compared to $26 million for the corresponding period in 2016. The increase was due to lower pre-tax charges associated with the Kemper IGCC and a decrease in interest expense, net of amounts capitalized, partially offset by an increase in income taxes and decreases in retail revenues and AFUDC equity.
Mississippi Power's net loss after dividends on preferred stock for year-to-date 2017 was $2.03 billion compared to net income of $39 million for the corresponding period in 2016. The decrease in net income was related to higher pre-tax charges associated with the Kemper IGCC.
See Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Retail Revenues

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(20)	(7.6)	$13	2.0
In the third quarter 2017, retail revenues were $243 million compared to $263 million for the corresponding period in 2016. For year-to-date 2017, retail revenues were $665 million compared to $652 million for the corresponding period in 2016.
Details of the changes in retail revenues were as follows:

	Third Quarter 2017		Year-to-Date 2017
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$263		$652
Estimated change resulting from –
Rates and pricing	(10)	(3.8)	9	1.4
Sales growth	1	0.4	4	0.6
Weather	(9)	(3.4)	(16)	(2.5)
Fuel and other cost recovery	(2)	(0.8)	16	2.5
Retail – current year	$243	(7.6)%	$665	2.0%
Revenues associated with changes in rates and pricing decreased in the third quarter 2017 when compared to the corresponding period in 2016 primarily due to recognition of a regulatory liability as directed by the Mississippi PSC in a July 6, 2017 order following full amortization of certain regulatory assets and an ECO Plan rate decrease implemented in the second quarter 2017.
Revenues associated with changes in rates and pricing increased in year-to-date 2017 when compared to the corresponding period in 2016 primarily due to an ECO Plan rate increase implemented in the third quarter 2016, partially offset by the recognition of a regulatory liability as directed by the Mississippi PSC in a July 6, 2017 order following full amortization of certain regulatory assets and an ECO Plan rate decrease implemented in the second quarter 2017.
See Note (B) to the Condensed Financial Statements under "Regulatory Matters – Mississippi Power – Environmental Compliance Overview Plan" and "Integrated Coal Gasification Combined Cycle" herein for additional information.
Revenues attributable to changes in sales increased slightly for the third quarter 2017 when compared to the corresponding period in 2016. Weather-adjusted KWH sales to residential customers increased 2.9% due to higher customer usage. Weather-adjusted KWH sales to commercial customers decreased 1.2% due to lower customer usage, partially offset by customer growth. KWH sales to industrial customers decreased 2.4% primarily due to an unplanned outage by a large customer in 2017, the impacts of Hurricane Harvey on petroleum pipeline customers, and a decrease in the number of mid-size customers.
Revenues attributable to changes in sales increased slightly for year-to-date 2017 when compared to the corresponding period in 2016. Weather-adjusted KWH sales to residential customers increased 0.8% due to higher customer usage. Weather-adjusted KWH sales to commercial customers decreased 0.7% due to lower customer usage, partially offset by customer growth. KWH sales to industrial customers decreased 1.1% primarily due to unplanned outages by a large customer in 2017, the impacts of Hurricane Harvey on petroleum pipeline customers, and a decrease in the number of mid-size customers.
Fuel and other cost recovery revenues decreased in the third quarter 2017 when compared to the corresponding period in 2016 primarily as a result of lower recoverable fuel costs. Fuel and other cost recovery revenues increased

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for year-to-date 2017 when compared to the corresponding period in 2016 primarily as a result of higher recoverable fuel costs. See "Fuel and Purchased Power Expenses" herein for additional information. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income.
Wholesale Revenues – Affiliates

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$14	N/M	$17	73.9
N/M - Not meaningful
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
In the third quarter 2017, wholesale revenues from sales to affiliates were $21 million compared to $7 million for the corresponding period in 2016. The increase was due to a $13 million increase in KWH sales as a result of supporting Southern Company system transmission reliability and a $1 million increase primarily due to higher natural gas prices.
For year-to-date 2017, wholesale revenues from sales to affiliates were $40 million compared to $23 million for the corresponding period in 2016. The increase was primarily due to higher KWH sales as a result of supporting Southern Company system transmission reliability and higher natural gas prices.
Fuel and Purchased Power Expenses

	Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$8	7.1	$33	12.3
Purchased power – non-affiliates	1	33.3	3	75.0
Purchased power – affiliates	(3)	(60.0)	(1)	(7.1)
Total fuel and purchased power expenses	$6		$35
In the third quarter 2017, total fuel and purchased power expenses were $126 million compared to $120 million for the corresponding period in 2016. The increase was due to a $6 million increase in the volume of KWHs generated and purchased.
For year-to-date 2017, total fuel and purchased power expenses were $321 million compared to $286 million for the corresponding period in 2016. The increase was primarily due to a $42 million increase in the average cost of natural gas and purchased power, partially offset by a $4 million decrease in coal prices and a $3 million decrease in the volume of KWHs generated and purchased.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clause.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of Mississippi Power's generation and purchased power were as follows:

	Third Quarter 2017	Third Quarter 2016	Year-to-Date 2017	Year-to-Date 2016
Total generation (in millions of KWHs)	4,453	4,255	11,542	11,570
Total purchased power (in millions of KWHs)(*)	164	288	527	877
Sources of generation (percent) –
Coal	8	10	8	9
Gas	92	90	92	91
Cost of fuel, generated (in cents per net KWH) –
Coal	3.80	4.02	3.60	4.09
Gas	2.77	2.64	2.72	2.34
Average cost of fuel, generated (in cents per net KWH)	2.86	2.79	2.80	2.50
Average cost of purchased power (in cents per net KWH)(*)	3.74	2.59	3.78	2.04

(*)	Includes energy produced during the test period for the Kemper IGCC, which is accounted for in accordance with FERC guidance.
Fuel
In the third quarter 2017, total fuel expense was $120 million compared to $112 million for the corresponding period in 2016. The increase was due to a 2.5% increase in the average cost of fuel per KWH generated, primarily due to a 4.5% higher cost of natural gas, and a 5.4% increase in the volume of KWHs generated.
For year-to-date 2017, total fuel expense was $301 million compared to $268 million for the corresponding period in 2016. The increase was due to a 12.0% increase in the average cost of fuel per KWH generated primarily due to a 16.2% higher cost of natural gas.
Purchased Power
Energy purchases will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation. Energy purchases from affiliates are made in accordance with the IIC, as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(8)	(10.8)	$(5)	(2.4)
In the third quarter 2017, other operations and maintenance expenses were $66 million compared to $74 million for the corresponding period in 2016. The decrease was primarily due to a $5 million decrease in transmission and distribution expenses related to overhead line maintenance and a $4 million decrease related to decreases in employee compensation and benefits and corporate advertising.
For year-to-date 2017, other operations and maintenance expenses were $206 million compared to $211 million for the corresponding period in 2016. The decrease was primarily due to a $6 million decrease in transmission and distribution expenses related to overhead line maintenance and a $5 million decrease related to decreases in employee compensation and benefits and corporate advertising, partially offset by a $5 million increase associated with the Kemper IGCC in-service assets.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle – Rate Recovery of Kemper IGCC Costs – 2015 Rate Case" herein for additional information.
Depreciation and Amortization

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$9	30.0	$6	5.3
In the third quarter 2017, depreciation and amortization was $39 million compared to $30 million for the corresponding period in 2016. The increase was primarily related to $6 million in amortization and deferrals associated with regulatory assets and liabilities and $3 million in depreciation related to additional plant in service.
For year-to-date 2017, depreciation and amortization was $120 million compared to $114 million for the corresponding period in 2016. The increase was primarily related to $5 million in depreciation related to additional plant in service.
See Note 1 to the financial statements of Mississippi Power under "Depreciation, Depletion, and Amortization" in Item 8 of the Form 10-K.
Taxes Other Than Income Taxes

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(6)	(19.4)	$(4)	(4.9)
In the third quarter 2017, taxes other than income taxes were $25 million compared to $31 million for the corresponding period in 2016. For year-to-date 2017, taxes other than income taxes were $77 million compared to $81 million for the corresponding period in 2016. These decreases were primarily due to a decrease in franchise taxes of $5 million and $4 million for the third quarter and year-to-date 2017, respectively, as well as a decrease in payroll taxes of $1 million for the third quarter 2017.
Estimated Loss on Kemper IGCC

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(54)	(61.4)	$2,933	N/M
N/M - Not meaningful
Estimated probable losses on the Kemper IGCC of $34 million and $3.2 billion were recorded in the third quarter and year-to-date 2017, respectively, compared to $88 million and $222 million in the third quarter and year-to-date 2016, respectively. While the ultimate disposition of the gasification portions of the Kemper IGCC remains subject to the Mississippi PSC's jurisdiction, including the potential resolution of the matters addressed in the Kemper IGCC Settlement Docket, given the Mississippi PSC's stated intent regarding no further rate increase for the Kemper County energy facility, cost recovery of the gasification portions is no longer probable. As a result, Mississippi Power suspended the project on June 28, 2017, and recorded $34 million and $2.9 billion of additional charges to income in the third quarter and year-to-date 2017, respectively, for the estimated costs associated with the gasification portions of the plant and lignite mine.
Prior to the project's suspension, Mississippi Power recorded losses for revisions of estimated costs expected to be incurred on construction of the Kemper IGCC in excess of the $2.88 billion cost cap established by the Mississippi PSC, net of the Initial DOE Grants and excluding the Cost Cap Exceptions.

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
Allowance for Equity Funds Used During Construction

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(30)	(96.8)	$(18)	(20.0)
In the third quarter 2017, AFUDC equity was $1 million compared to $31 million for the corresponding period in 2016. For year-to-date 2017, AFUDC equity was $72 million compared to $90 million for the corresponding period in 2016. The decreases resulted from the Kemper IGCC project suspension in June 2017.
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
Interest Expense, Net of Amounts Capitalized

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(28)	N/M	$(23)	50.0
N/M - Not meaningful
In the third quarter 2017, interest expense, net of amounts capitalized was $(13) million compared to $15 million for the corresponding period in 2016. The decrease was primarily associated with a $33 million net reduction in interest following a settlement with the IRS related to research and experimental (R&E) deductions. Also contributing to the decrease was a $4 million decrease in interest related to long-term debt. These decreases were partially offset by an $11 million reduction in interest capitalized following suspension of the Kemper IGCC construction.
For year-to-date 2017, interest expense, net of amounts capitalized was $23 million compared to $46 million for the corresponding period in 2016. The decrease was primarily associated with a $33 million net reduction in interest following a settlement with the IRS related to R&E deductions. Also contributing to the decrease was a $2 million decrease in interest related to short-term debt and a $1 million decrease in interest related to long-term debt. These decreases were partially offset by an $8 million reduction in interest capitalized following suspension of the Kemper IGCC construction and the amortization of $7 million in interest deferrals in accordance with the In-Service Asset Rate Order.
See Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Income Taxes (Benefit)

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$26	N/M	$(856)	N/M
N/M - Not meaningful
In the third quarter 2017, income taxes were $24 million compared to an income tax benefit of $2 million for the corresponding period in 2016. For year-to-date 2017, income tax benefit was $885 million compared to $29 million

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for the corresponding period in 2016. The changes were primarily due to the estimated probable losses on the Kemper IGCC, net of the non-deductible AFUDC equity portion and the related state valuation allowances.
See Note (G) to the Condensed Financial Statements herein for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Mississippi Power's future earnings potential. The level of Mississippi Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Mississippi Power's business of providing electric service. These factors include Mississippi Power's ability to recover its prudently-incurred costs, including those related to the remainder of the Kemper County energy facility not included in current rates, in a timely manner during a time of increasing costs and its ability to prevail against legal challenges associated with the Kemper County energy facility. Future earnings will be driven primarily by customer growth. Earnings will also depend upon maintaining and growing sales, considering, among other things, the adoption and/or penetration rates of increasingly energy-efficient technologies and increasing volumes of electronic commerce transactions. Earnings are subject to a variety of other factors. These factors include weather, competition, developing new and maintaining existing energy contracts and associated load requirements with other utilities and other wholesale customers, energy conservation practiced by customers, the use of alternative energy sources by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Mississippi Power's service territory. Demand for electricity is primarily driven by the pace of economic growth that may be affected by changes in regional and global economic conditions, which may impact future earnings.
On October 4, 2017, Mississippi Power executed agreements with its largest retail customer, Chevron Products Company (Chevron), to continue providing retail service to the Chevron refinery in Pascagoula, Mississippi through 2038, subject to the approval of the Mississippi PSC. The new agreements are not expected to have a material impact on Mississippi Power's earnings; however, the co-generation assets located at the refinery are expected to be accounted for as a sales-type lease in accordance with the new lease accounting rules that become effective in 2019. These assets are also subject to a security interest granted to Chevron. See FINANCIAL CONDITION AND LIQUIDITY – "Credit Rating Risk" herein for additional information. The ultimate outcome of this matter cannot be determined at this time.
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
On April 25, 2017, the EPA published a notice announcing it would reconsider the effluent guidelines rule, which had been finalized in November 2015. On September 18, 2017, the EPA published a final rule establishing a stay of the compliance deadlines for certain effluent limitations and pretreatment standards under the rule.
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
On March 28, 2017, the U.S. President signed an executive order directing agencies to review actions that potentially burden the development or use of domestically produced energy resources. The executive order specifically directs the EPA to review the Clean Power Plan and final greenhouse gas emission standards for new, modified, and reconstructed electric generating units and, if appropriate, take action to suspend, revise, or rescind those rules. On October 16, 2017, the EPA published a proposed rule to repeal the Clean Power Plan. The EPA has not determined whether or when it will promulgate a replacement rule.
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
See Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Fuel Cost Recovery
Mississippi Power has a wholesale MRA and a Market Based (MB) fuel cost recovery factor. At September 30, 2017, the amount of over-recovered wholesale MRA fuel costs included in the balance sheets was $3 million compared to $13 million at December 31, 2016. Over-recovered wholesale MB fuel costs included in the balance sheets were immaterial at September 30, 2017 and December 31, 2016.
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
On May 17, 2017, the FERC accepted the traditional electric operating companies' (including Mississippi Power's) and Southern Power's compliance filing accepting the terms of the FERC's February 2, 2017 order regarding an amendment by the traditional electric operating companies (including Mississippi Power) and Southern Power to their market-based rate tariff. While the FERC's order references the traditional electric operating companies' (including Mississippi Power's) and Southern Power's market power proceeding related to their 2014 triennial updated market power analysis, that proceeding remains a separate, ongoing matter.
On October 25, 2017, the FERC issued an order in response to the traditional electric operating companies' (including Mississippi Power's) and Southern Power's June 30, 2017 triennial updated market power analysis. The FERC directed the traditional electric operating companies (including Mississippi Power) and Southern Power to show cause within 60 days why market-based rate authority should not be revoked in certain areas adjacent to the area presently under mitigation in accordance with the February 2, 2017 order, or to provide a mitigation plan to further address market power concerns. The traditional electric operating companies (including Mississippi Power) and Southern Power expect to make a filing within the specified 60 days responding to the FERC's order.
The ultimate outcome of these matters cannot be determined at this time.
Cooperative Energy Shared Service Agreement and PPA
Mississippi Power provides electricity to a municipality and various rural electric cooperative associations located in southeastern Mississippi, including Cooperative Energy. These generation services are provided under long-term contracts subject to a cost-based, FERC regulated MRA electric tariff and a long-term market-based wholesale contract.
On September 18, 2017, Mississippi Power and Cooperative Energy executed a Shared Service Agreement (SSA), as part of the MRA tariff, under which Mississippi Power and Cooperative Energy will share in providing electricity to all Cooperative Energy delivery points, in lieu of the current arrangement under which each delivery point is specifically assigned to either entity. The SSA becomes effective on January 1, 2018, subject to the FERC's acceptance, and may be cancelled by Cooperative Energy with 10 years notice after December 31, 2021.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The SSA provides Cooperative Energy the option to decrease its use of Mississippi Power's generation services under the MRA tariff, subject to annual and cumulative caps and a one-year notice requirement. In the event Cooperative Energy elects to reduce these services, the related reduction in Mississippi Power's revenues is not expected to be significant through 2020.
In 2008, Mississippi Power entered into a 10-year Power Supply Agreement (PSA) with Cooperative Energy for approximately 152 MWs, which became effective in 2011. Following certain plant retirements, the current PSA capacity is 86 MWs. On September 28, 2017, Mississippi Power and Cooperative Energy executed an amendment to the PSA effective October 1, 2017, increasing the capacity to 286 MWs under the PSA.
Cooperative Energy also has a 10-year Network Integration Transmission Service Agreement (NITSA) with SCS for transmission service to certain delivery points on the Mississippi Power transmission system that became effective in 2011. As a result of the PSA amendments, Cooperative Energy and SCS are amending the terms of the NITSA to provide for the purchase of incremental transmission capacity for service beginning April 1, 2018. This NITSA amendment remains subject to execution and acceptance by the FERC.
The ultimate outcome of these matters cannot be determined at this time.
Retail Regulatory Matters
Mississippi Power's rates and charges for service to retail customers are subject to the regulatory oversight of the Mississippi PSC. Mississippi Power's rates are a combination of base rates and several separate cost recovery clauses for specific categories of costs. These separate cost recovery clauses address such items as fuel and purchased power, energy efficiency programs, ad valorem taxes, property damage, and the costs of compliance with environmental laws and regulations. Costs not addressed through one of the specific cost recovery clauses are expected to be recovered through Mississippi Power's base rates. See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters" and "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Mississippi Power" and "Integrated Coal Gasification Combined Cycle" herein for additional information.
Renewables
Mississippi Power placed in service three solar projects in January, June, and October 2017. Mississippi Power may retire the renewable energy credits (REC) generated on behalf of its customers or sell the RECs, separately or bundled with energy, to third parties.
On August 17, 2017, the Mississippi PSC approved Mississippi Power's CPCN for the construction, operation, and maintenance of a 52.5-MW solar energy generating facility, which is expected to be placed in service by January 2020. The ultimate outcome of this matter cannot be determined at this time.
Performance Evaluation Plan
On March 15, 2017, Mississippi Power submitted its annual PEP lookback filing for 2016, which reflected the need for a $5 million surcharge to be recovered from customers. The filing has been suspended for review by the Mississippi PSC.
On November 15, 2017, Mississippi Power is expected to make its annual PEP filing for 2018. Retail rate adjustments under PEP are limited to 4% of annual retail revenue and are subject to Mississippi PSC approval.
The ultimate outcome of these matters cannot be determined at this time.
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
Fuel Cost Recovery
At September 30, 2017, the amount of over-recovered retail fuel costs included on the condensed balance sheet was $2 million compared to $37 million at December 31, 2016.
On November 15, 2017, Mississippi Power is expected to file its annual rate adjustment under the retail fuel cost recovery clause. The ultimate outcome of this matter cannot be determined at this time.
Ad Valorem Tax Adjustment
On July 6, 2017, the Mississippi PSC approved Mississippi Power's annual ad valorem tax adjustment factor filing for 2017, which included an annual rate increase of 0.85%, or $8 million in annual retail revenues, primarily due to increased assessments.
Provision for Property Damage
On October 8, 2017, Hurricane Nate hit the Gulf Coast of Mississippi causing minor damage to Mississippi Power's distribution infrastructure. Preliminary storm damage repair costs have been estimated to be immaterial. These costs may be charged to the retail property damage reserve and addressed in a subsequent System Restoration Rider rate filing. The ultimate outcome of this matter cannot be determined at this time.
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
The initial production of syngas began on July 14, 2016 for gasifier "B" and on September 13, 2016 for gasifier "A." Mississippi Power achieved integrated operation of both gasifiers on January 29, 2017, including the production of electricity from syngas in both combustion turbines. During testing, the plant produced and captured

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CO2, and produced sulfuric acid and ammonia, each of acceptable quality under the related off-take agreements. However, Mississippi Power experienced numerous challenges during the extended start-up process to achieve integrated operation of the gasifiers on a sustained basis. In May 2017, after achieving these milestones, Mississippi Power determined that a critical system component, the syngas coolers, would need replacement sooner than originally planned, which would require significant lead time and significant cost. In addition, the long-term natural gas price forecast has decreased significantly and the estimated cost of operating and maintaining the facility during the first five full years of operations has increased significantly since certification.
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
Mississippi Power's Kemper IGCC 2010 project estimate totaled $2.97 billion, which included capped costs of $2.4 billion. At the time of project suspension in June 2017, the total cost estimate for the Kemper IGCC was approximately $7.38 billion, including approximately $5.95 billion of costs subject to the construction cost cap, and was net of the $137 million in Additional DOE Grants.
Mississippi Power recorded pre-tax charges to income for revisions to the cost estimate above the cost cap for the Kemper IGCC of $196 million ($121 million after tax) in the second quarter through May 31, 2017 and a total of $305 million ($188 million after tax) for year-to-date through May 31, 2017. In the aggregate, Mississippi Power incurred charges of $3.07 billion ($1.89 billion after tax) as a result of changes in the cost estimate above the cost cap for the Kemper IGCC through May 31, 2017. The May 31, 2017 cost estimate included approximately $175 million of estimated costs to be incurred beyond the then-estimated in-service date of June 30, 2017 that were expected to be subject to the $2.88 billion cost cap.
While the ultimate disposition of the gasification portions of the Kemper IGCC remains subject to the Mississippi PSC's jurisdiction, including the potential resolution of the matters addressed in the Kemper IGCC Settlement Docket, given the Mississippi PSC's stated intent regarding no further rate increase for the Kemper County energy facility, cost recovery of the gasification portions is no longer probable; therefore, Mississippi Power recorded an additional charge to income in June 2017 of $2.8 billion ($2.0 billion after tax), which includes estimated costs associated with the gasification portions of the plant and lignite mine. In the third quarter 2017, Mississippi Power recorded an additional charge of $34 million ($21 million after tax) for ongoing project costs during suspension, which includes estimated gasifier-related costs through December 31, 2017 to reflect the Mississippi PSC's schedule for the Kemper IGCC Settlement Docket, as well as mine-related costs and other suspension costs through September 30, 2017. Any extension of the suspension period beyond December 31, 2017 is currently estimated to result in additional suspension costs of approximately $5 million per month. In the event the gasification portions of the project are ultimately canceled, additional pre-tax costs, which include mine and Kemper IGCC plant closure costs and contract termination costs, currently estimated at approximately $100 million to $200 million are expected to be incurred. In the aggregate, Mississippi Power recorded total pre-tax charges to income for the estimated probable losses on the Kemper IGCC totaling $34 million ($21 million after tax) for the third quarter 2017 and $3.2 billion ($2.2 billion after tax) for the nine months ended September 30, 2017.
As of September 30, 2017, Mississippi Power has recorded a total of approximately $1.3 billion in costs associated with the combined cycle portion of the Kemper IGCC. The Kemper combined cycle balances as presented in the condensed balance sheet at September 30, 2017 include $1.1 billion in property, plant, and equipment, net of $80 million in accumulated depreciation; $15 million in materials and supplies; $10 million in other deferred charges and assets; and $113 million in regulatory assets, net of accumulated amortization of $63 million, of which $21 million is included in other regulatory assets, current and $92 million in other regulatory assets, deferred.

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
Mississippi Power reached and filed a settlement agreement on August 21, 2017 with certain parties (not including the MPUS), which it believes met the conditions of the Kemper Settlement Order. The settlement agreement provides for an annual revenue requirement of $126 million for Kemper IGCC-related costs, which would (i) be effective January 1, 2018, (ii) represent no rate increase for customers, and (iii) include no recovery for the costs associated with the gasifier portion of the Kemper IGCC in 2018 or at any future date. In addition, under the settlement agreement, the CPCN for the Kemper IGCC would be modified to limit the Kemper County energy facility to natural gas combined cycle operation and Mississippi Power would, in the future, file a reserve margin plan with the Mississippi PSC. The Mississippi PSC issued a scheduling order, as amended on October 5, 2017, noting Mississippi Power and the MPUS had failed to reach a joint stipulation and ordering a full hearing. The Mississippi PSC is expected to rule on an order resolving this matter in January 2018.
While the ultimate disposition of the gasification portions of the Kemper IGCC remains subject to the Mississippi PSC's jurisdiction, including the potential resolution of the matters addressed in the Kemper IGCC Settlement Docket, given the Mississippi PSC's stated intent regarding no further rate increase for the Kemper County energy facility, cost recovery of the gasification portions is no longer probable; therefore, Mississippi Power recorded an additional charge to income in June 2017 of $2.8 billion ($2.0 billion after tax), which includes estimated costs associated with the gasification portions of the plant and lignite mine. In the third quarter 2017, Mississippi Power recorded an additional charge of $34 million ($21 million after tax) for ongoing project costs during suspension, which includes estimated gasifier-related costs through December 31, 2017 to reflect the Mississippi PSC's schedule for the Kemper IGCC Settlement Docket, as well as mine-related costs and other suspension costs through September 30, 2017. Any extension of the suspension period beyond December 31, 2017 is currently estimated to result in additional suspension costs of approximately $5 million per month. In the event the gasification portions of the project are ultimately canceled, additional pre-tax costs, which include mine and Kemper IGCC plant closure costs and contract termination costs, currently estimated at approximately $100 million to $200 million are expected to be incurred.
As of September 30, 2017, Mississippi Power has recorded a total of approximately $1.3 billion in costs associated with the combined cycle portion of the Kemper IGCC including transmission and related regulatory assets, of which

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$0.8 billion is included in retail and wholesale rates. The $0.5 billion not included in current rates includes costs in excess of the original 2010 estimate for the combined cycle portion of the facility, as well as the 15% that was previously contracted to Cooperative Energy. Mississippi Power has calculated the revenue requirements resulting from these remaining costs, using reasonable assumptions for amortization periods, and expects them to be recovered through rates consistent with the Mississippi PSC's requested settlement conditions. The ultimate outcome will be determined by the Mississippi PSC in the Kemper IGCC Settlement Docket proceedings.
Prudence
On August 17, 2016, the Mississippi PSC issued an order establishing a discovery docket to manage all filings related to the prudence of the Kemper IGCC. On October 3, 2016, Mississippi Power made a required compliance filing, which included a review and explanation of differences between the Kemper IGCC project estimate set forth in the 2010 CPCN proceedings and the most recent Kemper IGCC project estimate, as well as comparisons of current cost estimates and current expected plant operational parameters to the estimates presented in the 2010 CPCN proceedings for the first five years after the Kemper IGCC was to be placed in service. Compared to amounts presented in the 2010 CPCN proceedings, operations and maintenance expenses have increased an average of $105 million annually and maintenance capital has increased an average of $44 million annually for the first full five years of operations for the Kemper IGCC. Additionally, while the current estimated operational availability estimates reflect ultimate results similar to those presented in the 2010 CPCN proceedings, the ramp up period for the current estimates reflects a lower starting point and a slower escalation rate. On November 17, 2016, Mississippi Power submitted a supplemental filing to the October 3, 2016 compliance filing to present revised non-fuel operations and maintenance expense projections for the first year after the Kemper IGCC was to be placed in service. This supplemental filing included approximately $68 million in additional estimated operations and maintenance costs expected to be required to support the operations of the Kemper IGCC during that period.
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
2015 Rate Case
On December 3, 2015, the Mississippi PSC issued the In-Service Asset Rate Order adopting in full the 2015 Stipulation entered into between Mississippi Power and the MPUS regarding the Kemper IGCC assets that were commercially operational and currently providing service to customers (the transmission facilities, combined cycle, natural gas pipeline, and water pipeline) and other related costs. The In-Service Asset Rate Order provided for retail rate recovery of an annual revenue requirement of approximately $126 million, based on Mississippi Power's actual

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

average capital structure, with a maximum common equity percentage of 49.733%, a 9.225% return on common equity, and actual embedded interest costs. The In-Service Asset Rate Order also included a prudence finding of all costs in the stipulated revenue requirement calculation for the in-service assets. The stipulated revenue requirement excluded the costs of the Kemper IGCC related to the 15% undivided interest that was previously projected to be purchased by Cooperative Energy but reserved Mississippi Power's right to seek recovery in a future proceeding. See "Termination of Proposed Sale of Undivided Interest" herein for additional information.
In 2011, the Mississippi PSC authorized Mississippi Power to defer all non-capital Kemper IGCC-related costs to a regulatory asset through the in-service date. In connection with the implementation of the In-Service Asset Order and wholesale rates, Mississippi Power began expensing certain ongoing project costs and certain retail debt carrying costs that previously were deferred and began amortizing certain regulatory assets associated with assets placed in service and consulting and legal fees. The amortization periods for these regulatory assets vary from two years to 10 years as set forth in the In-Service Asset Rate Order and the settlement agreement with wholesale customers. As of September 30, 2017, the balance associated with these regulatory assets was $113 million, of which $21 million is included in current assets. See "FERC Matters" herein for additional information related to the 2016 settlement agreement with wholesale customers.
The In-Service Asset Rate Order requires Mississippi Power to submit an annual true-up calculation of its actual cost of capital, compared to the stipulated total cost of capital, for the May 31, 2016 and 2017 calculations. At September 30, 2017, Mississippi Power's related regulatory liability totaled approximately $10 million.
As required by the In-Service Asset Rate Order, on June 5, 2017, Mississippi Power made a rate filing requesting to adjust the amortization schedules of the regulatory assets reviewed and determined prudent in the In-Service Asset Order in a manner that would not change customer rates or annual revenues. On June 28, 2017, the Mississippi PSC suspended this filing. On July 6, 2017, the Mississippi PSC issued an order requiring Mississippi Power to establish a regulatory liability account to maintain current rates related to the Kemper IGCC following the July 2017 completion of the amortization period for certain regulatory assets approved in the In-Service Asset Rate Order that would allow for subsequent refund if the Mississippi PSC deems the rates unjust and unreasonable. At September 30, 2017, the related regulatory liability totaled $7 million.
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
On February 12, 2015, the Mississippi Supreme Court reversed the 2013 MPSC Rate Order and, on July 7, 2015, the Mississippi PSC ordered that the Mirror CWIP rate be terminated effective July 20, 2015 and required the fourth quarter 2015 refund of the $342 million previously collected, along with associated carrying costs of $29 million.
Because the 2013 MPSC Rate Order did not provide for the inclusion of CWIP in rate base as permitted by the Baseload Act, Mississippi Power continued to record AFUDC on the Kemper IGCC. Between the original May 2014 estimated in-service date and the June 2017 project suspension date, Mississippi Power recorded $494 million of AFUDC on the Kemper IGCC subject to the $2.88 billion cost cap and Cost Cap Exception amounts, of which $460 million related to the gasification portions of the Kemper IGCC.
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
In 2010, Mississippi Power executed a 40-year management fee contract with Liberty Fuels Company, LLC (Liberty Fuels), a wholly-owned subsidiary of The North American Coal Corporation, which developed, constructed, and is responsible for the mining operations through the end of the mine reclamation. As the mining permit holder, Liberty Fuels has a legal obligation to perform mine reclamation and Mississippi Power has a contractual obligation to fund all reclamation activities. In addition to the obligation to fund the reclamation activities, Mississippi Power provides working capital support to Liberty Fuels through cash advances for capital purchases, payroll, and other operating expenses. During the suspension period, these costs are approximately $2 million per month and are being recognized in income as incurred. See Note 1 to the financial statements of Mississippi Power under "Asset Retirement Obligations and Other Costs of Removal" and "Variable Interest Entities" in Item 8 of the Form 10-K for additional information.
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
Termination of Proposed Sale of Undivided Interest
In 2010 and as amended in 2012, Mississippi Power and Cooperative Energy (formerly known as SMEPA) entered into an agreement whereby Cooperative Energy agreed to purchase a 15% undivided interest in the Kemper IGCC. On May 20, 2015, Cooperative Energy notified Mississippi Power of its termination of the agreement. Mississippi Power previously received a total of $275 million of deposits from Cooperative Energy that were required to be returned to Cooperative Energy with interest. On June 3, 2015, Southern Company, pursuant to its guarantee obligation, returned approximately $301 million to Cooperative Energy. Subsequently, Mississippi Power issued a promissory note in the aggregate principal amount of approximately $301 million to Southern Company, which was repaid in June 2017.
Litigation
On April 26, 2016, a complaint against Mississippi Power was filed in Harrison County Circuit Court (Circuit Court) by Biloxi Freezing & Processing Inc., Gulfside Casino Partnership, and John Carlton Dean, which was amended and refiled on July 11, 2016 to include, among other things, Southern Company as a defendant. The individual plaintiff alleges that Mississippi Power and Southern Company violated the Mississippi Unfair Trade Practices Act. All plaintiffs have alleged that Mississippi Power and Southern Company concealed, falsely represented, and failed to fully disclose important facts concerning the cost and schedule of the Kemper IGCC and that these alleged breaches have unjustly enriched Mississippi Power and Southern Company. The plaintiffs seek unspecified actual damages and punitive damages; ask the Circuit Court to appoint a receiver to oversee, operate, manage, and otherwise control all affairs relating to the Kemper IGCC; ask the Circuit Court to revoke any licenses or certificates authorizing Mississippi Power or Southern Company to engage in any business related to the Kemper IGCC in Mississippi; and seek attorney's fees, costs, and interest. The plaintiffs also seek an injunction to prevent any Kemper IGCC costs from being charged to customers through electric rates. On June 23, 2017, the Circuit Court ruled in favor of motions by Southern Company and Mississippi Power and dismissed the case. On July 7, 2017, the plaintiffs filed notice of an appeal.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On June 9, 2016, Treetop, Greenleaf CO2 Solutions, LLC (Greenleaf), Tenrgys, LLC, Tellus Energy, LLC, WCOA, LLC, and Tellus Operating Group filed a complaint against Mississippi Power, Southern Company, and SCS in the state court in Gwinnett County, Georgia. The complaint relates to the cancelled CO2 contract with Treetop and alleges fraudulent misrepresentation, fraudulent concealment, civil conspiracy, and breach of contract on the part of Mississippi Power, Southern Company, and SCS and seeks compensatory damages of $100 million, as well as unspecified punitive damages. Southern Company, Mississippi Power, and SCS moved to compel arbitration pursuant to the terms of the CO2 contract, which the court granted on May 4, 2017. On June 28, 2017, Treetop, Greenleaf, Tenrgys, LLC, Tellus Energy, LLC, WCOA, LLC, and Tellus Operating Group filed a claim for arbitration requesting $500 million in damages.
Mississippi Power believes these legal challenges have no merit; however, an adverse outcome in these proceedings could have a material impact on Mississippi Power's results of operations, financial condition, and liquidity. Mississippi Power will vigorously defend itself in these matters, and the ultimate outcome of these matters cannot be determined at this time.
Baseload Act
In 2008, the Baseload Act was signed by the Governor of Mississippi. The Baseload Act authorizes, but does not require, the Mississippi PSC to adopt a cost recovery mechanism that includes in retail base rates, prior to and during construction, all or a portion of the prudently-incurred pre-construction and construction costs incurred by a utility in constructing a base load electric generating plant. Prior to the passage of the Baseload Act, such costs would traditionally be recovered only after the plant was placed in service. The Baseload Act also provides for periodic prudence reviews by the Mississippi PSC and prohibits the cancellation of any such generating plant without the approval of the Mississippi PSC. In the event of cancellation of the construction of the plant without approval of the Mississippi PSC, the Baseload Act authorizes the Mississippi PSC to make a public interest determination as to whether and to what extent the utility will be afforded rate recovery or implement credits, refunds, or rebates to customers for costs incurred in connection with such cancelled generating plant.
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
Bonus Depreciation
All projected tax benefits previously received for bonus depreciation related to the Kemper IGCC were repaid in connection with third quarter 2017 estimated tax payments. If the suspension of the Kemper IGCC start-up activities ultimately results in an abandonment for income tax purposes, the related deduction would be claimed in the year of the abandonment. See Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein and Note (G) to the Condensed Financial Statements herein for additional information. The ultimate outcome of this matter cannot be determined at this time.
Section 174 Research and Experimental Deduction
Southern Company, on behalf of Mississippi Power, has reflected deductions for R&E expenditures related to the Kemper IGCC in its federal income tax calculations since 2013 and filed amended federal income tax returns for 2008 through 2013 to also include such deductions. In December 2016, Southern Company and the IRS reached a proposed settlement, which was approved on September 8, 2017 by the U.S. Congress Joint Committee on Taxation (JCT), resolving a methodology for these deductions. As a result of the JCT approval, Mississippi Power recognized $176 million of previously unrecognized tax benefits and reversed $36 million of associated accrued interest. See Notes (B) and (G) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" and "Section 174 Research and Experimental Deduction," respectively, herein for additional information.

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
The ultimate outcome of such pending or potential litigation or regulatory matters cannot be predicted at this time; however, for current proceedings not specifically reported in Note (B) to the Condensed Financial Statements herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Mississippi Power's financial statements. See Note (B) to the Condensed Financial Statements herein for a discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
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
As a result of the Mississippi PSC's June 21, 2017 stated intent to issue an order (which occurred on July 6, 2017) directing Mississippi Power to pursue a settlement under which the Kemper County energy facility would be operated as a natural gas plant rather than an IGCC plant, as well as Mississippi Power's June 28, 2017 suspension of the operation and start-up of the gasifier portion of the Kemper IGCC, the estimated construction costs and

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

project completion date are no longer considered significant accounting estimates. Significant accounting estimates for the September 30, 2017 financial statements presented herein include the overall assessment of rate recovery for the Kemper County energy facility and the estimated costs for the potential cancellation of the Kemper IGCC.
While the ultimate disposition of the gasification portions of the Kemper IGCC remains subject to the Mississippi PSC's jurisdiction, including the potential resolution of the matters addressed in the Kemper IGCC Settlement Docket, given the Mississippi PSC's stated intent regarding no further rate increase for the Kemper County energy facility, cost recovery of the gasification portions is no longer probable; therefore, Mississippi Power recorded an additional charge to income in June 2017 of $2.8 billion ($2.0 billion after tax), which includes estimated costs associated with the gasification portions of the plant and lignite mine. In the third quarter 2017, Mississippi Power recorded an additional charge of $34 million ($21 million after tax) for ongoing project costs during suspension, which includes estimated gasifier-related costs through December 31, 2017 to reflect the Mississippi PSC's schedule for the Kemper IGCC Settlement Docket, as well as mine-related costs and other suspension costs through September 30, 2017. Any extension of the suspension period beyond December 31, 2017 is currently estimated to result in additional suspension costs of approximately $5 million per month. In the event the gasification portions of the project are ultimately canceled, additional pre-tax costs, which include mine and Kemper IGCC plant closure costs and contract termination costs, currently estimated at approximately $100 million to $200 million are expected to be incurred.
As of September 30, 2017, Mississippi Power has recorded a total of approximately $1.3 billion in costs associated with the combined cycle portion of the Kemper IGCC including transmission and related regulatory assets, of which $0.8 billion is included in retail and wholesale rates. The $0.5 billion not included in current rates includes costs in excess of the original 2010 estimate for the combined cycle portion of the facility, as well as the 15% that was previously contracted to Cooperative Energy. Mississippi Power has calculated the revenue requirements resulting from these remaining costs, using reasonable assumptions for amortization periods, and expects them to be recovered through rates consistent with the Mississippi PSC's requested settlement conditions. The ultimate outcome will be determined by the Mississippi PSC in the Kemper IGCC Settlement Docket proceedings.
In the aggregate, since the Kemper IGCC project started, Mississippi Power has incurred charges of $6.00 billion ($3.96 billion after tax) through September 30, 2017. Mississippi Power recorded total pre-tax charges to income for the estimated probable losses on the Kemper IGCC of $34 million ($21 million after tax) and $88 million ($54 million after tax) in the third quarter 2017 and the third quarter 2016, respectively, and total pre-tax charges of $3.2 billion ($2.2 billion after tax) and $222 million ($137 million after tax) year-to-date in 2017 and 2016, respectively.
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
Recently Issued Accounting Standards
See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Recently Issued Accounting Standards" of Mississippi Power in Item 7 of the Form 10-K for additional information.
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
On August 28, 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), amending the hedge accounting recognition and presentation requirements. ASU 2017-12 makes more financial and non-financial hedging strategies eligible for hedge accounting, amends the related presentation and disclosure requirements, and simplifies hedge effectiveness assessment requirements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. Mississippi Power is evaluating the standard and expects to early adopt ASU 2017-12 effective January 1, 2018. The adoption of ASU 2017-12 is not expected to have a material impact on Mississippi Power's financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Mississippi Power in Item 7 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" herein for additional information. Earnings for the nine months ended September 30, 2017 were negatively affected by revisions to the cost estimate for the Kemper IGCC.
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
As of September 30, 2017, Mississippi Power's current liabilities exceeded current assets by approximately $769 million primarily due to $935 million in long-term debt that matures within the next 12 months and $94 million of short-term debt. Mississippi Power intends to utilize operating cash flows, lines of credit, and bank term loans, as market conditions permit, as well as, under certain circumstances, commercial paper and/or equity contributions and/or loans from Southern Company to fund Mississippi Power's short-term capital needs.
Net cash provided from operating activities totaled $361 million for the first nine months of 2017, a decrease of $12 million as compared to the corresponding period in 2016. The decrease in cash provided from operating activities is primarily due to deferred income taxes related to the Kemper IGCC, partially offset by the timing of payments received from affiliates and customers and the completion of Mirror CWIP refunds in 2016. See Notes (B) and (G) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle – Rate Recovery of Kemper IGCC Costs" and "Unrecognized Tax Benefits – Section 174 Research and Experimental Deduction" herein for additional information. Net cash used for investing activities totaled $483 million for the first nine months of 2017 primarily due to gross property additions related to the Kemper IGCC. Net cash provided from financing activities totaled $129 million for the first nine months of 2017 primarily due to capital contributions from Southern Company, partially offset by redemptions of long-term debt and short-term borrowings. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2017 include an increase in paid-in capital of $1.0 billion due to capital contributions from Southern Company, a portion of which was used to repay $300 million of securities due within one year, $591 million of long-term debt, and $10 million of short-term debt. Securities due within one year decreased $551 million due to the repayment of promissory notes to Southern Company. Long-term debt decreased primarily due to the reclassification of $1.2 billion in unsecured term loans to securities due within one year. Other significant changes include decreases of $2.5 billion in CWIP, $756 million in accumulated deferred income taxes, and $299 million in deferred charges related to income taxes. All of these changes primarily resulted from the Kemper IGCC suspension and related estimated loss. Income taxes receivable and unrecognized tax benefits also decreased due to tax refunds associated with the IRS Section 174 R&E settlement. See FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" and Notes (B) and (G) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" and "Section 174 Research and Experimental Deduction," respectively, herein for additional information.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power's capital requirements for its construction program, including estimated capital expenditures for new generating resources and to comply with existing environmental statutes and regulations,

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

scheduled maturities of long-term debt, as well as related interest, leases, purchase commitments, derivative obligations, preferred stock dividends, trust funding requirements, and unrecognized tax benefits. Approximately $935 million will be required through September 30, 2018 to fund maturities of long-term debt and $4 million will be required to fund maturities of short-term debt. In addition, Mississippi Power has $40 million of tax-exempt variable rate demand obligations that are supported by short-term credit facilities and $50 million of fixed rate pollution control revenue bonds that are required to be remarketed over the next 12 months. See "Sources of Capital" and FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" herein for additional information.
The construction program of Mississippi Power is currently estimated to be $582 million for 2017, $203 million for 2018, $177 million for 2019, $204 million for 2020, $199 million for 2021, and $240 million for 2022. These estimated expenditures do not include potential compliance costs that may arise from the EPA's final rules and guidelines or future state plans that would limit CO2 emissions from existing, new, modified, or reconstructed fossil-fuel-fired electric generating units.
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
In September 2017, Mississippi Power issued a floating rate promissory note to Southern Company in an aggregate principal amount of up to $150 million bearing interest based on one-month LIBOR. Mississippi Power borrowed $109 million under this promissory note primarily to satisfy its federal income tax obligations for the quarter ending September 30, 2017 and subsequently repaid the promissory note upon receipt of its income tax refund from the U.S. federal government related to the settlement concerning deductible R&E expenditures. See Note (G) to the Condensed Financial Statements under "Section 174 Research and Experimental Deduction" herein for additional information.
As of September 30, 2017, Mississippi Power's current liabilities exceeded current assets by approximately $769 million primarily due to $935 million in long-term debt that matures within the next 12 months and $94 million of short-term debt. Mississippi Power intends to utilize operating cash flows, lines of credit, and bank term loans, as

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

market conditions permit, as well as, under certain circumstances, commercial paper and/or equity contributions and/or loans from Southern Company to fund Mississippi Power's short-term capital needs. Specifically, Mississippi Power has been informed by Southern Company that in the event sufficient funds are not available from external sources, Southern Company intends to provide Mississippi Power with loans and/or equity contributions sufficient to fund the remaining indebtedness scheduled to mature and other cash needs over the next 12 months. Therefore, Mississippi Power's financial statement presentation contemplates continuation of Mississippi Power as a going concern as a result of Southern Company's anticipated ongoing financial support of Mississippi Power. For additional information, see Notes 1 and 6 to the financial statements of Mississippi Power under "Recently Issued Accounting Standards" and "Going Concern," respectively, in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Going Concern" herein.
At September 30, 2017, Mississippi Power had approximately $231 million of cash and cash equivalents. Committed credit arrangements with banks at September 30, 2017 were as follows:

Expires			Executable Term Loans		Expires Within One Year
2017	Total	Unused	One Year	Two Years	Term Out	No Term Out
(in millions)
$100	$100	$100	$—	$—	$—	$100
See Note 6 to the financial statements of Mississippi Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
Most of these bank credit arrangements, as well as Mississippi Power's term loan agreement, contain covenants that limit debt levels and typically contain cross acceleration to other indebtedness (including guarantee obligations) of Mississippi Power. Such cross-acceleration provisions to other indebtedness would trigger an event of default if Mississippi Power defaulted on indebtedness, the payment of which was then accelerated. At September 30, 2017, Mississippi Power was in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowing.
Subject to applicable market conditions, Mississippi Power expects to seek to renew or replace its credit arrangements as needed, prior to expiration. In connection therewith, Mississippi Power may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
A portion of the $100 million unused credit arrangements with banks is allocated to provide liquidity support to Mississippi Power's pollution control revenue bonds. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of September 30, 2017 was approximately $40 million. In addition, at September 30, 2017, Mississippi Power had approximately $50 million of fixed rate pollution control bonds outstanding that were required to be remarketed within the next 12 months.
Short-term borrowings are included in notes payable in the balance sheets. Details of short-term borrowings were as follows:

	Short-term Debt at September 30, 2017		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Short-term bank debt	$4	3.8%	$28	2.8%	$126

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2017.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit Rating Risk
At September 30, 2017, Mississippi Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
On October 4, 2017, Mississippi Power executed agreements with its largest retail customer, Chevron, to continue providing retail service to the Chevron refinery in Pascagoula, Mississippi through 2038. The agreements grant Chevron a security interest in the co-generation assets located at the refinery that is exercisable upon the occurrence of (i) certain bankruptcy events or (ii) other events of default coupled with specific reductions in steam output at the facility and a downgrade of Mississippi Power's credit rating to below investment grade by two of the three rating agencies.
There are certain contracts that have required or could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and/or Baa2 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, energy price risk management, and transmission. At September 30, 2017, the maximum potential collateral requirements at a rating below BBB- and/or Baa3 equaled approximately $255 million.
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
On June 22, 2017, Moody's placed the ratings of Mississippi Power on review for downgrade. On September 21, 2017, Moody's revised its rating outlook for Mississippi Power from under review to stable.
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
In August 2017, Mississippi Power repaid a $12.5 million short-term bank note.
In September 2017, Mississippi Power issued a floating rate promissory note to Southern Company in an aggregate principal amount of up to $150 million bearing interest based on one-month LIBOR. Mississippi Power borrowed $109 million under this promissory note primarily to satisfy its federal income tax obligations for the quarter ending September 30, 2017 and subsequently repaid the promissory note upon receipt of its income tax refund from the U.S. federal government related to the settlement concerning deductible R&E expenditures. See Note (G) to the Condensed Financial Statements under "Section 174 Research and Experimental Deduction" herein for additional information.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Mississippi Power plans, when economically feasible, to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN POWER COMPANY
AND SUBSIDIARY COMPANIES

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$510	$387	$1,293	$866
Wholesale revenues, affiliates	105	110	295	313
Other revenues	3	3	9	10
Total operating revenues	618	500	1,597	1,189
Operating Expenses:
Fuel	189	154	460	341
Purchased power, non-affiliates	36	25	90	60
Purchased power, affiliates	7	8	23	16
Other operations and maintenance	83	81	272	246
Depreciation and amortization	131	93	379	247
Taxes other than income taxes	13	5	37	17
Total operating expenses	459	366	1,261	927
Operating Income	159	134	336	262
Other Income and (Expense):
Interest expense, net of amounts capitalized	(47)	(35)	(144)	(78)
Other income (expense), net	3	2	3	3
Total other income and (expense)	(44)	(33)	(141)	(75)
Earnings Before Income Taxes	115	101	195	187
Income taxes (benefit)	(39)	(102)	(129)	(167)
Net Income	154	203	324	354
Less: Net income attributable to noncontrolling interests	30	27	48	39
Net Income Attributable to Southern Power	$124	$176	$276	$315
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Net Income	$154	$203	$324	$354
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $15, $14, $35, and $(1), respectively	25	23	58	(1)
Reclassification adjustment for amounts included in net income, net of tax of $(12), $(1), $(42), and $7, respectively	(20)	(1)	(68)	13
Total other comprehensive income (loss)	5	22	(10)	12
Comprehensive Income	159	225	314	366
Less: Comprehensive income attributable to noncontrolling interests	30	27	48	39
Comprehensive Income Attributable to Southern Power	$129	$198	$266	$327
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2017	2016
	(in millions)
Operating Activities:
Net income	$324	$354
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	404	262
Deferred income taxes	240	(668)
Amortization of investment tax credits	(42)	(25)
Collateral deposits	(1)	(80)
Income taxes receivable, non-current	(42)	—
Other, net	(2)	19
Changes in certain current assets and liabilities —
-Receivables	(77)	(82)
-Other current assets	38	(15)
-Accounts payable	(31)	7
-Accrued taxes	79	483
-Other current liabilities	5	14
Net cash provided from operating activities	895	269
Investing Activities:
Business acquisitions	(1,032)	(1,134)
Property additions	(218)	(1,702)
Change in construction payables	(166)	(69)
Payments pursuant to LTSAs	(99)	(58)
Investment in restricted cash	(16)	(750)
Distribution of restricted cash	33	746
Other investing activities	7	(41)
Net cash used for investing activities	(1,491)	(3,008)
Financing Activities:
Increase (decrease) in notes payable, net	(89)	692
Proceeds —
Senior notes	—	1,531
Capital contributions from parent company	—	800
Other long-term debt	43	63
Redemptions — Other long-term debt	(4)	(84)
Distributions to noncontrolling interests	(89)	(22)
Capital contributions from noncontrolling interests	79	367
Purchase of membership interests from noncontrolling interests	—	(129)
Payment of common stock dividends	(238)	(204)
Other financing activities	(27)	(14)
Net cash provided from (used for) financing activities	(325)	3,000
Net Change in Cash and Cash Equivalents	(921)	261
Cash and Cash Equivalents at Beginning of Period	1,099	830
Cash and Cash Equivalents at End of Period	$178	$1,091
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $7 and $32 capitalized for 2017 and 2016, respectively)	$144	$49
Income taxes, net	(343)	71
Noncash transactions — Accrued property additions at end of period	16	210
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2017	At December 31, 2016
	(in millions)
Current Assets:
Cash and cash equivalents	$178	$1,099
Receivables —
Customer accounts receivable	148	102
Other	61	34
Affiliated	74	57
Fossil fuel stock	15	15
Materials and supplies	351	337
Prepaid income taxes	51	74
Other current assets	26	39
Total current assets	904	1,757
Property, Plant, and Equipment:
In service	13,734	12,728
Less: Accumulated provision for depreciation	1,823	1,484
Plant in service, net of depreciation	11,911	11,244
Construction work in progress	425	398
Total property, plant, and equipment	12,336	11,642
Other Property and Investments:
Intangible assets, net of amortization of $41 and $22 at September 30, 2017 and December 31, 2016, respectively	417	436
Total other property and investments	417	436
Deferred Charges and Other Assets:
Prepaid LTSAs	77	101
Accumulated deferred income taxes	400	594
Income taxes receivable, non-current	53	11
Other deferred charges and assets — affiliated	6	13
Other deferred charges and assets — non-affiliated	455	615
Total deferred charges and other assets	991	1,334
Total Assets	$14,648	$15,169
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At September 30, 2017	At December 31, 2016
	(in millions)
Current Liabilities:
Securities due within one year	$864	$560
Notes payable	120	209
Accounts payable —
Affiliated	93	88
Other	84	278
Accrued taxes —
Accrued income taxes	101	148
Other accrued taxes	30	7
Accrued interest	36	36
Acquisitions payable	—	461
Contingent consideration	15	46
Other current liabilities	58	70
Total current liabilities	1,401	1,903
Long-term Debt	4,946	5,068
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	191	152
Accumulated deferred ITCs	1,900	1,839
Asset retirement obligations	76	64
Other deferred credits and liabilities	232	304
Total deferred credits and other liabilities	2,399	2,359
Total Liabilities	8,746	9,330
Redeemable Noncontrolling Interests	59	164
Common Stockholder's Equity:
Common stock, par value $.01 per share —
Authorized — 1,000,000 shares
Outstanding — 1,000 shares	—	—
Paid-in capital	3,661	3,671
Retained earnings	762	724
Accumulated other comprehensive income	25	35
Total common stockholder's equity	4,448	4,430
Noncontrolling interests	1,395	1,245
Total stockholders' equity	5,843	5,675
Total Liabilities and Stockholders' Equity	$14,648	$15,169
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2017 vs. THIRD QUARTER 2016
AND
YEAR-TO-DATE 2017 vs. YEAR-TO-DATE 2016

OVERVIEW
Southern Power constructs, acquires, owns, and manages power generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. Southern Power continually seeks opportunities to execute its strategy to create value through various transactions including acquisitions and sales of assets, construction and development of new generating facilities, and entry into PPAs primarily with investor-owned utilities, independent power producers, municipalities, and other load-serving entities, as well as commercial and industrial customers. In general, Southern Power has constructed or acquired new generating capacity only after entering into or assuming long-term PPAs for the new facilities.
During the nine months ended September 30, 2017, Southern Power acquired or completed the construction of, and placed in service, approximately 498 MWs of solar and wind facilities. In addition, Southern Power began construction at the recently acquired Cactus Flats wind facility, continued development of its portfolio of wind projects, and continued expansion of the Mankato natural gas facility by 345 MWs of capacity. See FUTURE EARNINGS POTENTIAL – "Acquisitions" and "Construction Projects" herein for additional information.
Southern Power is considering the sale of up to a one-third equity interest in its solar asset portfolio. The ultimate outcome of this matter cannot be determined at this time.
At September 30, 2017, Southern Power had an average investment coverage ratio of 91% through 2021 and 90% through 2026, with an average remaining contract duration of approximately 16 years. These ratios include the PPAs and capacity associated with facilities currently under construction and acquisitions discussed herein. See FUTURE EARNINGS POTENTIAL – "Power Sales Agreements" herein for additional information.
Southern Power continues to focus on several key performance indicators, including, but not limited to, peak season equivalent forced outage rate, contract availability, and net income.
RESULTS OF OPERATIONS
Net Income

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$(52)	(29.5)	$(39)	(12.4)
Net income attributable to Southern Power for the third quarter 2017 was $124 million compared to $176 million for the corresponding period in 2016. The decrease was primarily due to decreased income tax benefits from solar ITCs and increased interest expense primarily due to a decrease in capitalized interest associated with completing construction of and placing in service solar facilities, partially offset by additional operating income related to new generating facilities.
Net income attributable to Southern Power for year-to-date 2017 was $276 million compared to $315 million for the corresponding period in 2016. The decrease was primarily due to decreased income tax benefits resulting from a reduction in solar ITCs, partially offset by an increase in wind PTCs, and increased interest expense from debt issuances to fund Southern Power's growth strategy and continuous construction program, partially offset by additional operating income from new generating facilities.
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
Operating Revenues

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$118	23.6	$408	34.3
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
Solar and Wind Energy Revenue
Southern Power's energy sales from solar and wind generating facilities are predominantly through long-term PPAs that do not have a capacity charge. Customers either purchase the energy output of a dedicated renewable facility through an energy charge or pay a fixed price related to the energy sold to the grid. As a result, Southern Power's ability to recover fixed and variable operations and maintenance expenses is dependent upon the level of energy generated from these facilities, which can be impacted by weather conditions, equipment performance, and other factors.
See FUTURE EARNINGS POTENTIAL – "Power Sales Agreements" herein for additional information regarding Southern Power's PPAs.
Details of Southern Power's operating revenues were as follows:

	Third Quarter 2017	Third Quarter 2016	Year-to-Date 2017	Year-to-Date 2016
	(in millions)
PPA capacity revenues	$169	$149	$466	$406
PPA energy revenues	299	247	765	532
Total PPA revenues	468	396	1,231	938
Non-PPA revenues	147	101	357	241
Other revenues	3	3	9	10
Total operating revenues	$618	$500	$1,597	$1,189

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the third quarter 2017, total operating revenues were $618 million, reflecting a $118 million, or 24%, increase from the corresponding period in 2016. The increase in operating revenues was primarily due to the following:

•	PPA capacity revenues increased $20 million, or 13%, primarily due to additional customer capacity requirements and a new PPA related to natural gas facilities.

•
PPA energy revenues increased $52 million, or 21%, primarily due to a $55 million increase in sales from new solar and wind facilities, partially offset by a $3 million decrease in sales from natural gas PPAs due to a $24 million decrease in volume primarily due to the expiration of a PPA and reduced customer load, partially offset by a $21 million increase in the average cost of fuel.

•
Non-PPA revenues increased $46 million, or 46%, due to a $58 million increase in the volume of KWHs sold primarily from uncovered natural gas capacity through short-term opportunity sales, offset by a $12 million decrease in the price of energy in the wholesale markets.

For year-to-date 2017, total operating revenues were $1.6 billion, reflecting a $408 million, or 34%, increase from the corresponding period in 2016. The increase in operating revenues was primarily due to the following:

•	PPA capacity revenues increased $60 million, or 15%, primarily due to additional customer capacity requirements and a new PPA related to natural gas facilities.

•
PPA energy revenues increased $233 million, or 44%, primarily due to a $188 million increase in sales from new solar and wind facilities and a $35 million increase in sales from natural gas PPAs primarily due to a $69 million increase in the average cost of fuel, partially offset by a $34 million decrease in volume primarily due to the expiration of a PPA and reduced customer load.

•
Non-PPA revenues increased $116 million, or 48%, due to a $104 million increase in the volume of KWHs sold primarily from uncovered natural gas capacity through short-term opportunity sales, as well as a $12 million increase in the price of energy in the wholesale markets.

Fuel and Purchased Power Expenses
Fuel costs constitute the single largest expense for Southern Power. In addition, Southern Power purchases a portion of its electricity needs from the wholesale market. Details of Southern Power's generation and purchased power were as follows:

	Third Quarter 2017	Third Quarter 2016	Year-to-Date 2017	Year-to-Date 2016
	(in billions of KWHs)
Generation	12.5	11.1	33.2	27.9
Purchased power	1.2	0.9	3.4	2.5
Total generation and purchased power	13.7	12.0	36.6	30.4

Total generation and purchased power, excluding solar, wind, and tolling agreements	7.2	6.7	17.8	17.7
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
Details of Southern Power's fuel and purchased power expenses were as follows:

	Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$35	22.7	$119	34.9
Purchased power	10	30.3	37	48.7
Total fuel and purchased power expenses	$45		$156
In the third quarter 2017, total fuel and purchased power expenses increased $45 million, or 24.1%, compared to the corresponding period in 2016. Fuel expense increased $35 million primarily due to a $29 million increase in the average cost of natural gas per KWH generated and an $8 million increase in the volume of KWHs generated, excluding solar, wind, and tolling agreements. Purchased power expense increased $10 million primarily due to an increase in the volume of KWHs purchased.
For year-to-date 2017, total fuel and purchased power expenses increased $156 million, or 37.4%, compared to the corresponding period in 2016. Fuel expense increased $119 million primarily due to a $139 million increase in the average cost of natural gas per KWH generated, partially offset by a $19 million decrease in the volume of KWHs generated, excluding solar, wind, and tolling agreements. Purchased power expense increased $37 million due to a $28 million increase in the volume of KWHs purchased and a $9 million increase associated with the average cost of purchased power.
Other Operations and Maintenance Expenses

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$2	2.5	$26	10.6
In the third quarter 2017, other operations and maintenance expenses were $83 million compared to $81 million for the corresponding period in 2016. The increase was primarily due to a $13 million increase associated with new solar, wind, and gas facilities, partially offset by a $5 million decrease in scheduled outage maintenance expenses and a $5 million decrease in non-outage operations and maintenance expenses.
For year-to-date 2017, other operations and maintenance expenses were $272 million compared to $246 million for the corresponding period in 2016. The increase was primarily due to a $48 million increase associated with new solar, wind, and gas facilities and an $8 million increase associated with employee compensation and expenses in support of Southern Power's overall growth strategy, partially offset by a $22 million decrease in scheduled outage maintenance expenses and an $8 million decrease in non-outage operations and maintenance expenses.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and Amortization

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$38	40.9	$132	53.4
In the third quarter 2017, depreciation and amortization was $131 million compared to $93 million for the corresponding period in 2016. For year-to-date 2017, depreciation and amortization was $379 million compared to $247 million for the corresponding period in 2016. The increases were primarily due to new solar, wind, and gas facilities placed in service.
Taxes Other Than Income Taxes

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$8	160.0	$20	117.6
In the third quarter 2017, taxes other than income taxes were $13 million compared to $5 million for the corresponding period in 2016. For year-to-date 2017, taxes other than income taxes were $37 million compared to $17 million for the corresponding period in 2016. These increases were primarily due to additional property taxes due to new solar, wind, and gas facilities.
Interest Expense, net of Amounts Capitalized

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$12	34.3	$66	84.6
In the third quarter 2017, interest expense, net of amounts capitalized was $47 million compared to $35 million for the corresponding period in 2016. The increase was primarily due to an $8 million decrease in capitalized interest associated with completing construction of and placing in service solar facilities and an increase of $3 million in interest expense due to an increase in average outstanding long-term debt, primarily to fund Southern Power's growth strategy and continuous construction program.
For year-to-date 2017, interest expense, net of amounts capitalized was $144 million compared to $78 million for the corresponding period in 2016. The increase was primarily due to an increase of $39 million in interest expense due to an increase in average outstanding long-term debt, primarily to fund Southern Power's growth strategy and continuous construction program, as well as a $25 million decrease in capitalized interest associated with completing construction of and placing in service solar facilities.
Other Income (Expense), Net

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$1	50.0	$—	—
In the third quarter 2017, other income (expense), net was $3 million compared to $2 million for the corresponding period in 2016. Other income (expense), net was $3 million for both year-to-date 2017 and 2016. The changes include increases of $36 million and $152 million from currency losses arising from translation of €1.1 billion euro-denominated fixed-rate notes into U.S. dollars for the third quarter and year-to-date 2017, respectively, fully offset by an equal change in gains on the foreign currency hedges that were reclassified from accumulated OCI into earnings. See Note (H) to the Condensed Financial Statements herein for additional information.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes (Benefit)

Third Quarter 2017 vs. Third Quarter 2016		Year-to-Date 2017 vs. Year-to-Date 2016
(change in millions)	(% change)	(change in millions)	(% change)
$63	61.8	$38	22.8
In the third quarter 2017, income tax benefit was $39 million compared to $102 million for the corresponding period in 2016. The decrease was primarily due to a $61 million decrease in income tax benefits from solar ITCs.
For year-to-date 2017, income tax benefit was $129 million compared to $167 million for the corresponding period in 2016. The decrease was primarily due to a $102 million decrease in income tax benefits from solar ITCs, partially offset by a $58 million increase in wind PTCs and a $4 million increase resulting from state apportionment rate changes.
See Note (G) to the Condensed Financial Statements herein for additional information on income taxes and Note 1 to the financial statements of Southern Power under "Income and Other Taxes" in Item 8 of the Form 10-K for additional information on ITCs and PTCs.
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
Southern Power is considering the sale of up to a one-third equity interest in its solar asset portfolio. The ultimate outcome of this matter cannot be determined at this time.
Demand for electricity is primarily driven by the pace of economic growth that may be affected by changes in regional and global economic conditions, as well as renewable portfolio standards, which may impact future earnings.
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
At September 30, 2017, Southern Power's average investment coverage ratio for its generating assets, based on the ratio of investment under contract to total investment using the respective generation facilities' net book value (or expected in-service value for facilities under construction) as the investment amount, was 91% through 2021 and 90% through 2026, with an average remaining contract duration of approximately 16 years.

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
On April 25, 2017, the EPA published a notice announcing it would reconsider the effluent guidelines rule, which had been finalized in November 2015. On September 18, 2017, the EPA published a final rule establishing a stay of the compliance deadlines for certain effluent limitations and pretreatment standards under the rule.
The ultimate outcome of this matter cannot be determined at this time.
Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Southern Power in Item 7 of the Form 10-K for additional information.
On March 28, 2017, the U.S. President signed an executive order directing agencies to review actions that potentially burden the development or use of domestically produced energy resources. The executive order specifically directs the EPA to review the Clean Power Plan and final greenhouse gas emission standards for new, modified, and reconstructed electric generating units and, if appropriate, take action to suspend, revise, or rescind those rules. On October 16, 2017, the EPA published a proposed rule to repeal the Clean Power Plan. The EPA has not determined whether or when it will promulgate a replacement rule.
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
On May 17, 2017, the FERC accepted the traditional electric operating companies' and Southern Power's compliance filing accepting the terms of the FERC's February 2, 2017 order regarding an amendment by the traditional electric operating companies and Southern Power to their market-based rate tariff. While the FERC's order references the traditional electric operating companies' and Southern Power's market power proceeding related to their 2014 triennial updated market power analysis, that proceeding remains a separate, ongoing matter.
On October 25, 2017, the FERC issued an order in response to the traditional electric operating companies' and Southern Power's June 30, 2017 triennial updated market power analysis. The FERC directed the traditional electric operating companies and Southern Power to show cause within 60 days why market-based rate authority should not be revoked in certain areas adjacent to the area presently under mitigation in accordance with the February 2, 2017

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

order, or to provide a mitigation plan to further address market power concerns. The traditional electric operating companies and Southern Power expect to make a filing within the specified 60 days responding to the FERC's order.
The ultimate outcome of these matters cannot be determined at this time.
Acquisitions
During the nine months ended September 30, 2017, in accordance with Southern Power's overall growth strategy, one of Southern Power's wholly-owned subsidiaries acquired the project discussed below. Acquisition-related costs were expensed as incurred and were not material. See Note (I) to the Condensed Financial Statements under "Southern Power" herein and MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Power in Item 7 of the Form 10-K for additional information.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Percentage Ownership	Actual COD	PPA Counterparties	PPA Contract Period
Bethel	Wind	276	Castro County, TX	100%	January 2017	Google Energy, LLC	12 years
The aggregate amounts of revenue and net income recognized by Southern Power related to the Bethel facility included in Southern Power's condensed consolidated statements of income for year-to-date 2017 were immaterial. The Bethel facility did not have operating revenues or activities prior to completion of construction and the assets being placed in service; therefore, supplemental pro forma information as though the acquisition occurred as of the beginning of 2017 and for the comparable 2016 period is not meaningful and has been omitted.
Subsequent to September 30, 2017, Southern Power purchased all of the redeemable noncontrolling interests, representing 10% of the membership interests, in Southern Turner Renewable Energy, LLC and repaid $14 million of notes payable to Turner Renewable Energy, LLC.
Construction Projects
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Acquisitions" and "Construction Projects" of Southern Power in Item 7 of the Form 10-K and FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" herein for additional information.
Construction Projects Completed and in Progress
During the nine months ended September 30, 2017, in accordance with its overall growth strategy, Southern Power completed construction of and placed in service, or continued construction of, the projects set forth in the following table. Through September 30, 2017, total costs of construction incurred for these projects were $494 million, of which $122 million remained in CWIP. Total aggregate construction costs, excluding the acquisition costs, are expected to be between $360 million and $415 million for the Mankato and Cactus Flats facilities. The ultimate outcome of these matters cannot be determined at this time.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Expected COD	PPA Counterparties	PPA Contract Period
Projects Completed During the Nine Months Ended September 30, 2017
East Pecos	Solar	120	Pecos County, TX	March 2017	Austin Energy	15 years
Lamesa	Solar	102	Dawson County, TX	April 2017	City of Garland, Texas	15 years

Projects Under Construction as of September 30, 2017
Cactus Flats(*)	Wind	148	Concho County, TX	Third quarter 2018	General Motors, LLC and General Mills Operations, LLC	12 years and 15 years
Mankato	Natural Gas	345	Mankato, MN	Second quarter 2019	Northern States Power Company	20 years

(*)	On July 31, 2017, Southern Power acquired a 100% ownership interest in the Cactus Flats facility, which is in the early stages of construction, from RES America Developments, Inc.
Development Projects
In December 2016, as part of Southern Power's renewable development strategy, one of Southern Power's wholly-owned subsidiaries entered into a joint development agreement with Renewable Energy Systems Americas, Inc. to develop and construct approximately 3,000 MWs of wind projects. Also in December 2016, Southern Power signed agreements and made payments to purchase wind turbine equipment from Siemens Wind Power, Inc. and Vestas-American Wind Technology, Inc. to be used for construction of the facilities. All of the wind turbine equipment was delivered by April 2017, which allows the projects to qualify for 100% PTCs for 10 years following their expected commercial operation dates between 2018 and 2020. The ultimate outcome of these matters cannot be determined at this time.
Income Tax Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters" of Southern Power in Item 7 of the Form 10-K and Note (G) to the Condensed Financial Statements herein for additional information.
During the third quarter 2017, Southern Power began a legal entity reorganization of various direct and indirect subsidiaries that own and operate solar facilities, including certain subsidiaries owned in partnership with various third parties. Southern Power's ownership interests in the various solar entities and facilities will not be affected by the reorganization. The reorganization is expected to result in estimated tax benefits totaling approximately $40 million that will be recorded in the fourth quarter 2017 related to certain changes in state apportionment rates and net operating loss carryforward utilization. The ultimate outcome of this matter cannot be determined at this time.
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
The ultimate outcome of such pending or potential litigation or regulatory matters cannot be predicted at this time; however, for current proceedings not specifically reported in Note (B) to the Condensed Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Southern Power's financial statements.
During 2015, Southern Power indirectly acquired a 51% membership interest in RE Roserock LLC (Roserock), the owner of the Roserock facility in Pecos County, Texas, which was under construction by Recurrent Energy, LLC and was subsequently placed in service in November 2016. Prior to placing the facility in service, certain solar panels were damaged during installation. While the facility currently is generating energy consistent with operational expectations and PPA obligations, Southern Power is pursuing remedies under its insurance policies and other contracts to repair or replace these solar panels. In connection therewith, Southern Power is withholding payments of approximately $26 million from the construction contractor, who has placed a lien on the Roserock facility for the same amount. The amounts withheld are included in other accounts payable and other current liabilities on Southern Power's consolidated balance sheets. On May 18, 2017, Roserock filed a lawsuit in the state district court in Pecos County, Texas, against X.L. America, Inc. (XL) and North American Elite Insurance Company (North American Elite) seeking recovery from an insurance policy for damages resulting from a hail storm and certain installation practices by the construction contractor, McCarthy Building Companies, Inc. (McCarthy). On May 19, 2017, Roserock filed a separate lawsuit against McCarthy in the state district court in Travis County, Texas alleging breach of contract and breach of warranty for the damages sustained at the Roserock facility, which has since been moved to the U.S. District Court for the Western District of Texas. On May 22, 2017, McCarthy filed a counter lawsuit against Roserock, Array Technologies, Inc., Canadian Solar (USA), Inc., XL, and North American Elite in the U.S. District Court for the Western District of Texas alleging, among other things, breach of contract, and requesting foreclosure of mechanic's liens against Roserock. On July 18, 2017, the U.S. District Court for the Western District of Texas consolidated the two pending lawsuits. Southern Power intends to vigorously pursue and defend these matters, the ultimate outcome of which cannot be determined at this time.
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
Recently Issued Accounting Standards
See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Recently Issued Accounting Standards" of Southern Power in Item 7 of the Form 10-K for additional information.
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
While Southern Power expects most of its revenue to be included in the scope of ASC 606, it has not fully completed its evaluation of all revenue arrangements. However, given Southern Power's core activities of selling generation capacity and energy to high credit rated customers, Southern Power currently does not expect the new standard to have a significant impact to net income. Southern Power's ongoing evaluation of revenue streams and

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

related contracts includes the evaluation of identified revenue streams tied to longer-term contractual arrangements, such as certain capacity and energy payments under PPAs that are expected to be excluded from the scope of ASC 606 and included in the scope of the current leasing guidance (ASC 840).
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
On August 28, 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), amending the hedge accounting recognition and presentation requirements. ASU 2017-12 makes more financial and non-financial hedging strategies eligible for hedge accounting, amends the related presentation and disclosure requirements, and simplifies hedge effectiveness assessment requirements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. Southern Power is evaluating the standard and expects to early adopt ASU 2017-12 effective January 1, 2018. The adoption of ASU 2017-12 is not expected to have a material impact on Southern Power's financial statements.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Southern Power in Item 7 of the Form 10-K for additional information. Southern Power's financial condition remained stable at September 30, 2017. Southern Power intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements as needed to meet future capital and liquidity needs. See "Sources of Capital" herein for additional information on lines of credit.
Southern Power anticipates utilizing third-party tax equity as one of the financing sources to fund its renewable growth strategy; however, the use of third-party tax equity structures is not expected to have a material impact on future earnings. Subsequent to September 30, 2017, Southern Power secured third-party tax equity funding for the recently acquired Cactus Flats project subject to achieving commercial operation and various other customary conditions to closing. The ultimate outcome of this matter cannot be determined at this time.
Net cash provided from operating activities totaled $895 million for the first nine months of 2017 compared to $269 million for the first nine months of 2016. The increase in net cash provided from operating activities was primarily due to income tax refunds received and an increase in energy sales arising from new solar and wind facilities, partially offset by an increase in interest paid. See FUTURE EARNINGS POTENTIAL – "Income Tax Matters – Bonus Depreciation" of Southern Power in Item 7 of the Form 10-K for additional information. Net cash used for investing activities totaled $1.5 billion for the first nine months of 2017 primarily due to payments for renewable acquisitions and the construction of generating facilities. Net cash used for financing activities totaled $325 million for the first nine months of 2017 primarily due to common stock dividend payments, a decrease in notes payable, and distributions to noncontrolling interests, partially offset by capital contributions from noncontrolling interests. Cash flows from financing activities may vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2017 include a $1.0 billion increase in property, plant,

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and equipment in-service primarily related to acquisitions and completing construction of and placing in service solar facilities, a $921 million decrease in cash and cash equivalents, and a $461 million decrease in acquisitions payable.
See FUTURE EARNINGS POTENTIAL – "Acquisitions" and "Construction Projects" herein for additional information.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Power in Item 7 of the Form 10-K for a description of Southern Power's capital requirements for its construction program, scheduled maturities of long-term debt, as well as the related interest, derivative obligations, leases, unrecognized tax benefits, and other purchase commitments. Approximately $864 million will be required to repay maturities of long-term debt through September 30, 2018.
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
Sources of Capital
Southern Power plans to obtain the funds required for acquisitions, construction, development, debt maturities, and other purposes from operating cash flows, short-term debt, securities issuances, term loans, tax equity partnership contributions, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" of Southern Power in Item 7 of the Form 10-K for additional information.
As of September 30, 2017, Southern Power's current liabilities exceeded current assets by $497 million due to long-term debt maturing in the next 12 months, the use of short-term debt as a funding source, and fluctuations in cash needs, due to both seasonality and the stage of acquisitions and construction projects. Southern Power believes the need for working capital can be adequately met by utilizing the commercial paper program, the Facility (as defined below), bank term loans, the debt capital markets, and operating cash flows.
As of September 30, 2017, Southern Power had cash and cash equivalents of approximately $178 million.
Southern Power's commercial paper program is used to finance acquisition and construction costs related to electric generating facilities, for general corporate purposes, and to finance maturing debt. Commercial paper is included in notes payable on the condensed consolidated balance sheet at September 30, 2017.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of commercial paper were as follows:

	Short-term Debt at September 30, 2017		Short-term Debt During the Period (*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$120	1.5%	$322	1.5%	$416

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2017.
At September 30, 2017, Southern Power had a committed credit facility (Facility) of $750 million, of which $22 million has been used for letters of credit and $728 million remains unused. In May 2017, Southern Power amended the Facility, which, among other things, extended the maturity date from 2020 to 2022 and increased Southern Power's borrowing ability under this Facility to $750 million from $600 million. Proceeds from the Facility may be used for working capital and general corporate purposes as well as liquidity support for Southern Power's commercial paper program. Subject to applicable market conditions, Southern Power expects to renew or replace the Facility, as needed, prior to expiration. In connection therewith, Southern Power may extend the maturity date and/or increase or decrease the lending commitment thereunder. See Note 6 to the financial statements of Southern Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
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
Southern Power also has a $120 million continuing letter of credit facility for standby letters of credit expiring in 2019. At September 30, 2017, $111 million has been used for letters of credit and $9 million remains unused.
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

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The maximum potential collateral requirements under these contracts at September 30, 2017 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and/or Baa2	$37
At BBB- and/or Baa3	$398
At BB+ and/or Ba1(*)	$1,124

(*)	Any additional credit rating downgrades at or below BB- and/or Ba3 could increase collateral requirements up to an additional $38 million.
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
Financing Activities
In September 2017, Southern Power amended its $60 million aggregate principal amount floating rate bank loan to, among other things, increase the aggregate principal amount to $100 million and extend the maturity date from September 2017 to October 2018. The additional $40 million of proceeds were used to repay existing indebtedness and for other general corporate purposes.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN COMPANY GAS
AND SUBSIDIARY COMPANIES

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Successor				Predecessor
	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	July 1, 2016 through September 30,	January 1, 2016 through June 30,
	2017	2016	2017	2016	2016
	(in millions)				(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $9, $9, $75, $9, and $57 for the periods presented, respectively)	$532	$518	$2,746	$518	$1,841
Other revenues	33	25	95	25	64
Total operating revenues	565	543	2,841	543	1,905
Operating Expenses:
Cost of natural gas	134	133	1,085	133	755
Cost of other sales	7	2	20	2	14
Other operations and maintenance	205	216	671	216	454
Depreciation and amortization	125	116	370	116	206
Taxes other than income taxes	26	29	140	29	99
Merger-related expenses	—	35	—	35	56
Total operating expenses	497	531	2,286	531	1,584
Operating Income	68	12	555	12	321
Other Income and (Expense):
Earnings from equity method investments	32	29	100	29	2
Interest expense, net of amounts capitalized	(51)	(39)	(145)	(39)	(96)
Other income (expense), net	18	9	26	9	5
Total other income and (expense)	(1)	(1)	(19)	(1)	(89)
Earnings Before Income Taxes	67	11	536	11	232
Income taxes	52	7	233	7	87
Net Income	15	4	303	4	145
Less: Net income attributable to noncontrolling interest	—	—	—	—	14
Net Income Attributable to Southern Company Gas	$15	$4	$303	$4	$131
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Successor				Predecessor
	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	July 1, 2016 through September 30,	January 1, 2016 through June 30,
	2017	2016	2017	2016	2016
	(in millions)				(in millions)
Net Income	$15	$4	$303	$4	$145
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $-, $(2), $(2), $(2), and $(23), respectively	—	(3)	(3)	(3)	(41)
Reclassification adjustment for amounts included in net income, net of tax of $-, $-, $-, $-, and $-, respectively	—	—	—	—	1
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $-, $-, $(1), $-, and $4, respectively	—	—	—	—	5
Total other comprehensive income (loss)	—	(3)	(3)	(3)	(35)
Comprehensive Income	15	1	300	1	110
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	—	14
Comprehensive Income Attributable to Southern Company Gas	$15	$1	$300	$1	$96
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Successor		Predecessor
	For the Nine Months Ended September 30,	July 1, 2016 through September 30,	January 1, 2016 through June 30,
	2017	2016	2016
	(in millions)		(in millions)
Operating Activities:
Net income	$303	$4	$145
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	370	116	206
Deferred income taxes	265	(30)	8
Pension, postretirement, and other employee benefits	(4)	(123)	5
Stock based compensation expense	25	11	20
Hedge settlements	—	(35)	(26)
Mark-to-market adjustments	(32)	17	162
Other, net	(67)	(47)	(82)
Changes in certain current assets and liabilities —
-Receivables	534	(18)	181
-Natural gas for sale, net of temporary LIFO liquidation	—	(222)	273
-Prepaid income taxes	(7)	1	151
-Other current assets	(42)	(36)	37
-Accounts payable	(169)	78	43
-Accrued taxes	(24)	(11)	41
-Accrued compensation	(11)	(36)	(21)
-Other current liabilities	8	(11)	(30)
Net cash provided from (used for) operating activities	1,149	(342)	1,113
Investing Activities:
Property additions	(1,093)	(287)	(509)
Cost of removal, net of salvage	(45)	(21)	(32)
Change in construction payables, net	49	9	(7)
Investment in unconsolidated subsidiaries	(128)	(1,421)	(14)
Returned investment in unconsolidated subsidiaries	22	2	3
Other investing activities	3	3	—
Net cash used for investing activities	(1,192)	(1,715)	(559)
Financing Activities:
Increase (decrease) in notes payable, net	(323)	472	(896)
Proceeds —
First mortgage bonds	200	—	250
Capital contributions from parent company	79	1,089	—
Senior notes	450	900	350
Redemptions and repurchases —
Medium-term notes	(22)	—	—
First mortgage bonds	—	—	(125)
Senior notes	—	(300)	—
Distributions to noncontrolling interest	—	—	(19)
Payment of common stock dividends	(332)	(63)	(128)
Other financing activities	(7)	(8)	10
Net cash provided from (used for) financing activities	45	2,090	(558)
Net Change in Cash and Cash Equivalents	2	33	(4)
Cash and Cash Equivalents at Beginning of Period	19	15	19
Cash and Cash Equivalents at End of Period	$21	$48	$15
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $9, $2, and $3 capitalized, respectively)	$146	$86	$119
Income taxes, net	17	54	(100)
Noncash transactions — Accrued property additions at end of period	112	50	41
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2017	At December 31, 2016
	(in millions)
Current Assets:
Cash and cash equivalents	$21	$19
Receivables —
Energy marketing receivables	427	623
Customer accounts receivable	221	364
Unbilled revenues	61	239
Other accounts and notes receivable	61	76
Accumulated provision for uncollectible accounts	(26)	(27)
Materials and supplies	24	26
Natural gas for sale	631	631
Prepaid expenses	103	80
Assets from risk management activities, net of collateral	103	128
Other regulatory assets, current	96	81
Other current assets	25	10
Total current assets	1,747	2,250
Property, Plant, and Equipment:
In service	15,383	14,508
Less: Accumulated depreciation	4,567	4,439
Plant in service, net of depreciation	10,816	10,069
Construction work in progress	596	496
Total property, plant, and equipment	11,412	10,565
Other Property and Investments:
Goodwill	5,967	5,967
Equity investments in unconsolidated subsidiaries	1,609	1,541
Other intangible assets, net of amortization of $100 and $34 at September 30, 2017 and December 31, 2016, respectively	300	366
Miscellaneous property and investments	21	21
Total other property and investments	7,897	7,895
Deferred Charges and Other Assets:
Other regulatory assets, deferred	944	973
Other deferred charges and assets	190	170
Total deferred charges and other assets	1,134	1,143
Total Assets	$22,190	$21,853
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2017	At December 31, 2016
	(in millions)
Current Liabilities:
Securities due within one year	$—	$22
Notes payable	934	1,257
Energy marketing trade payables	451	597
Accounts payable	368	348
Customer deposits	137	153
Accrued taxes —
Accrued income taxes	—	26
Other accrued taxes	70	68
Accrued interest	66	48
Accrued compensation	46	58
Liabilities from risk management activities, net of collateral	28	62
Other regulatory liabilities, current	126	102
Accrued environmental remediation, current	54	69
Other current liabilities	112	108
Total current liabilities	2,392	2,918
Long-term Debt	5,862	5,259
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,214	1,975
Employee benefit obligations	431	441
Other cost of removal obligations	1,656	1,616
Accrued environmental remediation, deferred	345	357
Other regulatory liabilities, deferred	35	51
Other deferred credits and liabilities	88	127
Total deferred credits and other liabilities	4,769	4,567
Total Liabilities	13,023	12,744
Common Stockholder's Equity:
Common stock, par value $0.01 per share —
Authorized — 100 million shares
Outstanding — 100 shares	—	—
Paid in capital	9,185	9,095
Accumulated deficit	(41)	(12)
Accumulated other comprehensive income	23	26
Total common stockholder's equity	9,167	9,109
Total Liabilities and Stockholder's Equity	$22,190	$21,853
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
Merger, Acquisition, and Disposition Activities
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
In September 2016, Southern Company Gas paid approximately $1.4 billion to acquire a 50% equity interest in SNG. On March 31, 2017, Southern Company Gas made an additional $50 million contribution to maintain its 50% equity interest in SNG. Southern Company Gas recorded equity investment income of $28 million and $86 million from this investment in the successor third quarter and year-to-date 2017, respectively, and $27 million in September 2016. See Note (J) to the Condensed Financial Statements herein and Notes 4 and 11 to the financial statements of Southern Company Gas under "Equity Method Investments – SNG" and "Investment in SNG," respectively, in Item 8 of the Form 10-K for additional information.
In October 2016, Southern Company Gas completed its purchase of Piedmont's 15% interest in SouthStar, which eliminated the noncontrolling interest associated with SouthStar. See Note 4 to the financial statements of Southern Company Gas under "Variable Interest Entities" in Item 8 of the Form 10-K for additional information.
On October 15, 2017, Southern Company Gas subsidiary, Pivotal Utility Holdings, entered into agreements for the sale of the assets of two of its natural gas distribution utilities, Elizabethtown Gas and Elkton Gas, to South Jersey Industries, Inc. for a total cash purchase price of $1.7 billion. As of September 30, 2017, the net book value of the assets to be disposed of in the sale was approximately $1.5 billion, which includes approximately $0.5 billion of goodwill. The goodwill is not deductible for tax purposes and as a result, a deferred tax liability has not yet been provided for goodwill. Through the completion of the sale, Southern Company Gas intends to invest approximately $0.1 billion in capital expenditures which are required for ordinary business operations. The completion of each sale is subject to the satisfaction or waiver of certain closing conditions, including, among others, (i) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act; (ii) the receipt of required regulatory approvals, including the FERC, the Federal Communications Commission, the New Jersey BPU, and, with respect to the sale of Elkton Gas, the Maryland PSC; and (iii) other customary closing conditions. The sales are expected to be completed by the end of the third quarter 2018.
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
Southern Company Gas measures weather and the effect on its business using Heating Degree Days. Generally, increased Heating Degree Days result in higher demand for natural gas on Southern Company Gas' distribution system. With the exception of Southern Company Gas' utilities in Illinois and Florida, Southern Company Gas has various regulatory mechanisms, such as weather normalization mechanisms, which limit its exposure to weather changes within typical ranges in each of its utilities' respective service territory. However, the utility customers in Illinois and the gas marketing services customers primarily in Georgia and Illinois can be impacted by warmer- or colder-than-normal weather. Southern Company Gas utilizes weather hedges at gas distribution operations and gas marketing services to reduce negative earnings impact in the event of warmer-than-normal weather, while retaining most of the earnings upside.
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
Seasonality of Results
Heating Season is the period from November through March when natural gas usage and operating revenues are generally higher, as more customers are connected to the gas distribution systems and natural gas usage is higher in periods of colder weather. Occasionally in the summer, wholesale gas services' operating revenues are impacted due to peak usage by power generators in response to summer energy demands. Southern Company Gas' base operating expenses, excluding cost of natural gas, bad debt expense, and certain incentive compensation costs, are incurred relatively evenly throughout the year. Seasonality also affects the comparison of certain balance sheet items across quarters, including receivables, unbilled revenues, natural gas for sale, and notes payable. However, these items are comparable when reviewing Southern Company Gas' annual results. Operating results for the interim periods presented are not necessarily indicative of annual results and can vary significantly from quarter to quarter.
RESULTS OF OPERATIONS
Net Income

Successor
Third Quarter 2017 vs. Third Quarter 2016
(change in millions)	(% change)
$11	N/M
N/M - Not meaningful
Net income attributable to Southern Company Gas was $15 million for the third quarter 2017 compared to $4 million for the corresponding period in 2016. This increase was primarily due to $11 million of additional income from infrastructure replacement programs and base rate increases, net of associated depreciation, and a $7 million gain from the settlement of contractor litigation claims, partially offset by $12 million lower net income at wholesale gas services. Also contributing to the increase was $24 million in Merger-related expenses in the third quarter 2016, partially offset by $23 million of additional deferred income tax expense in the third quarter 2017.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Successor		Predecessor
	Year-to-Date 2017	July 1, 2016 through September 30, 2016	January 1, 2016 through June 30, 2016
	(in millions)	(in millions)	(in millions)
Net Income Attributable to Southern Company Gas	$303	$4	$131
Net income attributable to Southern Company Gas for the successor year-to-date 2017 included $28 million of net income from wholesale gas services and $38 million in earnings from the SNG investment, net of related interest expense. Also included in net income for this period was $29 million generated from the continued investment in infrastructure replacement programs and base rate increases, primarily at Atlanta Gas Light effective March 1, 2017, less the associated increases in depreciation. For additional information, see FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Base Rate Cases" herein. These increases were partially offset by $23 million of additional deferred income tax expense.
Net income attributable to Southern Company Gas for the successor period of July 1, 2016 through September 30, 2016 and the predecessor period of January 1, 2016 through June 30, 2016 included $11 million and $42 million, respectively, in net losses from wholesale gas services. The successor period of July 1, 2016 through September 30, 2016 also included $16 million in earnings from the SNG investment, net of related interest expense. Also included in net income for these periods were $24 million and $41 million, respectively, of Merger-related expenses and $14 million of net income attributable to noncontrolling interest in the predecessor period of January 1, 2016 through June 30, 2016. As a result of purchasing the remaining interest in SouthStar in October 2016, all net income was attributable to Southern Company Gas in the successor periods.
Natural Gas Revenues

Successor
Third Quarter 2017 vs. Third Quarter 2016
(change in millions)	(% change)
$14	2.7
In the third quarter 2017, natural gas revenues were $532 million compared to $518 million for the corresponding period in 2016.
Details of the changes in natural gas revenues were as follows:

	Third Quarter 2017
	(in millions)	(% change)
Natural gas – prior year	$518
Estimated change resulting from –
Infrastructure replacement programs and base rate increases	25	4.8%
Gas costs and other cost recovery	1	0.2
Mark-to-market adjustments at gas marketing services	3	0.6
Wholesale gas services	(16)	(3.1)
Other	1	0.2
Natural gas – current year	$532	2.7%
The increase in natural gas revenue primarily relates to gas distribution operations as a result of continued investment in infrastructure replacement programs and increases in base rate revenues, primarily at Atlanta Gas Light effective March 1, 2017, as well as the positive impact from the amortization of assets established in the application of acquisition accounting at gas marketing services. These increases were partially offset by mark-to-

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

market losses from derivative instruments at wholesale gas services and gas marketing services due to changes in natural gas prices and a decrease in commercial activity at wholesale gas services. For information on commercial activity at wholesale gas services, see "Segment Information – Wholesale Gas Services – Change in Commercial Activity" herein.

	Successor		Predecessor
	Year-to-Date 2017	July 1, 2016 through September 30, 2016	January 1, 2016 through June 30, 2016
	(in millions)	(in millions)	(in millions)
Natural gas revenues	$2,746	$518	$1,841
For the successor year-to-date 2017, natural gas revenues included recovery of $1.1 billion in cost of natural gas and $95 million in net revenues from wholesale gas services, net of $14 million of amortization associated with assets established in the application of acquisition accounting. Also included in natural gas revenues were $69 million in additional revenues generated from gas distribution operations as a result of continued investment in infrastructure replacement programs and increases in base rate revenues, primarily at Atlanta Gas Light effective March 1, 2017, partially offset by a $16 million decrease attributable to warmer-than-normal weather, net of hedging.
For the successor period of July 1, 2016 through September 30, 2016 and the predecessor period of January 1, 2016 through June 30, 2016, natural gas revenues included recovery of $133 million and $755 million, respectively, in cost of natural gas, as well as $8 million and $32 million, respectively, in net losses from wholesale gas services. Also included in natural gas revenues for the predecessor period of January 1, 2016 through June 30, 2016 was a $7 million decrease attributable to warmer-than-normal weather, net of hedging.
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
During Heating Season natural gas usage and operating revenues are generally higher. Weather typically does not have a significant net income impact during the non-Heating Season. The following table presents the Heating Degree Days information for Illinois and Georgia, the primary locations where Southern Company Gas' operations are impacted by weather.

	Year-to-Date			2017 vs. 2016	2017 vs. normal
	Normal(a)	2017	2016	(warmer)	(warmer)
Illinois(b)	3,817	3,146	3,353	(6.2)%	(17.6)%
Georgia	1,631	1,008	1,449	(30.4)%	(38.2)%

(a)
Normal represents the 10-year average from January 1, 2007 through September 30, 2016 for Illinois at Chicago Midway International Airport and for Georgia at Atlanta Hartsfield-Jackson International Airport, based on information obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center.

(b)	The 10-year average Heating Degree Days established by the Illinois Commission in Nicor Gas' 2009 rate case is 3,580 for the first nine months from 1998 through 2007.
For the third quarters 2017 and 2016, the weather-related pre-tax income impact was immaterial.
Southern Company Gas hedged its exposure to warmer-than-normal weather at Nicor Gas in Illinois; therefore, the weather-related negative pre-tax income impact on gas distribution operations was limited to $6 million ($3 million after tax) and $7 million ($5 million after tax) for year-to-date 2017 and 2016, respectively. Southern Company Gas also hedged its exposure at gas marketing services to warmer-than-normal weather in Georgia and Illinois;

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

therefore, the weather-related negative pre-tax income impact on gas marketing services was limited to $10 million ($6 million after tax) for year-to-date 2017 and there was no impact for year-to-date 2016.
The following table provides the number of customers served by Southern Company Gas at September 30, 2017 and 2016:

	September 30,
	2017	2016	2017 vs. 2016
	(in thousands, except market share %)		(% change)
Gas distribution operations	4,555	4,522	0.7%
Gas marketing services
Energy customers(*)	756	626	20.8%
Market share of energy customers in Georgia	28.8%	29.4%
Service contracts	1,183	1,189	(0.5)%

(*)	Includes approximately 140,000 customers as of September 30, 2017 that were contracted to serve beginning April 1, 2017.
Southern Company Gas anticipates overall customer growth trends at gas distribution operations to continue as it expects continued improvement in the new housing market and low natural gas prices.
Gas marketing services' market share in Georgia decreased at September 30, 2017 compared to the corresponding period in 2016 as a result of a highly competitive marketing environment, which Southern Company Gas expects to continue for the foreseeable future. Southern Company Gas will continue efforts at gas marketing services to enter into targeted markets and expand its energy customers and service contracts.
Cost of Natural Gas

Successor
Third Quarter 2017 vs. Third Quarter 2016
(change in millions)	(% change)
$1	0.8
In the third quarter 2017, cost of natural gas was $134 million compared to $133 million for the corresponding period in 2016. This increase reflected 7% higher natural gas prices during the third quarter 2017 compared to the corresponding period in 2016, partially offset by lower demand for natural gas.

	Successor		Predecessor
	Year-to-Date 2017	July 1, 2016 through September 30, 2016	January 1, 2016 through June 30, 2016
	(in millions)	(in millions)	(in millions)
Cost of natural gas	$1,085	$133	$755
Cost of natural gas primarily reflected an increase of 38% in natural gas prices during the year-to-date 2017 compared to the corresponding period in 2016, partially offset by lower demand for natural gas driven by warmer-than-normal weather.
Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, recoverable natural gas revenues generally equal the cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented approximately 79% of total cost of natural gas for year-to-date 2017 and will be recovered in this manner. For additional information, see MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Cost of Natural Gas" of Southern Company Gas in Item 7 of the Form 10-K and "Natural Gas Revenues" herein.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table details the volumes of natural gas sold during all periods presented.

	Third Quarter		2017 vs. 2016	Year-to-Date		2017 vs. 2016
	2017	2016	% Change	2017	2016	% Change
Gas distribution operations (mmBtu in millions)
Firm	73	71	2.8%	438	467	(6.2)%
Interruptible	22	22	—%	71	71	—%
Total	95	93	2.2%	509	538	(5.4)%
Gas marketing services (mmBtu in millions)
Firm:
Georgia	3	3	—%	11	25	(56.0)%
Illinois	1	1	—%	4	8	(50.0)%
Other emerging markets	2	2	—%	7	9	(22.2)%
Interruptible:
Large commercial and industrial	3	3	—%	8	10	(20.0)%
Total	9	9	—%	30	52	(42.3)%
Wholesale gas services (mmBtu in millions/day)
Daily physical sales	6.3	7.6	(17.1)%	6.4	7.6	(15.8)%
Other Operations and Maintenance Expenses

Successor
Third Quarter 2017 vs. Third Quarter 2016
(change in millions)	(% change)
$(11)	(5.1)
In the third quarter 2017, other operations and maintenance expenses were $205 million compared to $216 million for the corresponding period in 2016. The decrease was primarily related to $8 million of expenses associated with certain benefit arrangements recorded in 2016, $2 million lower marketing expenses at gas marketing services, and a $3 million decrease in other employee benefit and incentive costs.

	Successor		Predecessor
	Year-to-Date 2017	July 1, 2016 through September 30, 2016	January 1, 2016 through June 30, 2016
	(in millions)	(in millions)	(in millions)
Other operations and maintenance	$671	$216	$454
Other operations and maintenance expenses for the successor year-to-date 2017 reflected increased compensation expenses due to timing, partially offset by low bad debt expense. For all periods presented, other operations and maintenance expenses primarily includes professional services, including pipeline compliance and maintenance and legal services, as well as compensation and benefit costs.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and Amortization

Successor
Third Quarter 2017 vs. Third Quarter 2016
(change in millions)	(% change)
$9	7.8
In the third quarter 2017, depreciation and amortization was $125 million compared to $116 million for the corresponding period in 2016. The increase was primarily due to $7 million in additional depreciation at gas distribution operations associated with additional plant in service primarily related to continued investment in infrastructure replacement programs.

	Successor		Predecessor
	Year-to-Date 2017	July 1, 2016 through September 30, 2016	January 1, 2016 through June 30, 2016
	(in millions)	(in millions)	(in millions)
Depreciation and amortization	$370	$116	$206
Depreciation and amortization for the successor year-to-date 2017 included $29 million of additional amortization of intangible assets established in the application of acquisition accounting primarily at gas marketing services, $21 million in additional depreciation at gas distribution operations due to additional assets placed in service primarily related to continued investment in infrastructure replacement programs, and $7 million from the acceleration of depreciation relating to certain assets.
Taxes Other Than Income Taxes

Successor
Third Quarter 2017 vs. Third Quarter 2016
(change in millions)	(% change)
$(3)	(10.3)
In the third quarter 2017, taxes other than income taxes were $26 million compared to $29 million for the corresponding period in 2016. The decrease primarily reflects establishing a regulatory asset related to Nicor Gas' invested capital tax. For additional information, see FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Riders" herein.

	Successor		Predecessor
	Year-to-Date 2017	July 1, 2016 through September 30, 2016	January 1, 2016 through June 30, 2016
	(in millions)	(in millions)	(in millions)
Taxes other than income taxes	$140	$29	$99
Taxes other than income taxes in the successor periods reflected increased revenue-based taxes due to higher revenues at gas distribution operations during the successor periods.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings from Equity Method Investments

Successor
Third Quarter 2017 vs. Third Quarter 2016
(change in millions)	(% change)
$3	10.3
In the third quarter 2017, earnings from equity method investments were $32 million compared to $29 million for the corresponding period in 2016. The increase was primarily due to higher earnings from SNG, PennEast Pipeline, and Horizon Pipeline.

	Successor		Predecessor
	Year-to-Date 2017	July 1, 2016 through September 30, 2016	January 1, 2016 through June 30, 2016
	(in millions)	(in millions)	(in millions)
Earnings from equity method investments	$100	$29	$2
Earnings from equity method investments in the successor year-to-date 2017 consisted of $86 million in earnings from SNG and $14 million in earnings from all other investments.
See Notes 4 and 11 to the financial statements of Southern Company Gas under "Equity Method Investments – SNG" and "Investment in SNG," respectively, in Item 8 of the Form 10-K and Note (J) to the Condensed Financial Statements under "Southern Company Gas – Equity Method Investments" herein for additional information.
Other Income (Expense), Net

Successor
Third Quarter 2017 vs. Third Quarter 2016
(change in millions)	(% change)
$9	100.0
In the third quarter 2017, other income (expense), net was $18 million compared to $9 million for the corresponding period in 2016. The increase was primarily due to a $14 million gain from the settlement of contractor litigation claims.

	Successor		Predecessor
	Year-to-Date 2017	July 1, 2016 through September 30, 2016	January 1, 2016 through June 30, 2016
	(in millions)	(in millions)	(in millions)
Other income (expense), net	$26	$9	$5
The successor year-to-date 2017 reflects a $16 million gain from the settlement of contractor litigation claims. The successor period of July 1, 2016 through September 30, 2016 and the predecessor period of January 1, 2016 through June 30, 2016 primarily represent the tax gross-up on contributions in aid of construction and AFUDC.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Net of Amounts Capitalized

Successor
Third Quarter 2017 vs. Third Quarter 2016
(change in millions)	(% change)
$12	30.8
In the third quarter 2017, interest expense, net of amounts capitalized was $51 million compared to $39 million for the corresponding period in 2016. The increase was primarily due to additional interest expense on new debt issuances.

	Successor		Predecessor
	Year-to-Date 2017	July 1, 2016 through September 30, 2016	January 1, 2016 through June 30, 2016
	(in millions)	(in millions)	(in millions)
Interest expense, net of amounts capitalized	$145	$39	$96
The successor year-to-date 2017 and the period of July 1, 2016 through September 30, 2016 reflect additional interest expense on new debt issuances, partially offset by reductions of $29 million and $9 million, respectively, resulting from the fair value adjustment of long-term debt in acquisition accounting.
Income Taxes

Successor
Third Quarter 2017 vs. Third Quarter 2016
(change in millions)	(% change)
$45	N/M
N/M - Not meaningful
In the third quarter 2017, income taxes were $52 million compared to $7 million for the corresponding period in 2016. The increase reflects $23 million of additional deferred income tax expense associated with State of Illinois tax legislation enacted during the third quarter 2017 and the allocation of new tax apportionment factors in several states for the inclusion of Southern Company Gas into the consolidated Southern Company state tax filings, as well as higher pre-tax earnings. See FUTURE EARNINGS POTENTIAL herein for additional information.

	Successor		Predecessor
	Year-to-Date 2017	July 1, 2016 through September 30, 2016	January 1, 2016 through June 30, 2016
	(in millions)	(in millions)	(in millions)
Income taxes	$233	$7	$87
The successor year-to-date 2017 income taxes reflect $23 million of additional deferred income tax expense associated with State of Illinois tax legislation and the allocation of new tax apportionment factors, as well as increased income taxes from higher pre-tax earnings. See FUTURE EARNINGS POTENTIAL herein for additional information.
Performance and Non-GAAP Measures
Prior to the Merger, Southern Company Gas evaluated segment performance using earnings before interest and taxes (EBIT), which includes operating income, earnings from equity method investments, and other income

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(expense), net. EBIT excludes interest expense, net of amounts capitalized and income taxes (benefit), which were evaluated on a consolidated basis for those periods. EBIT is used herein to discuss the results of Southern Company Gas' segments for the predecessor period, as EBIT was the primary measure of segment profit or loss for that period. Subsequent to the Merger, Southern Company Gas changed its segment performance measure from EBIT to net income to better align with the performance measure utilized by Southern Company. EBIT for the successor third quarters 2017 and 2016 and the successor year-to-date 2017 presented herein is considered a non-GAAP measure. Southern Company Gas also discusses consolidated EBIT, which is considered a non-GAAP measure for all periods presented. The presentation of consolidated EBIT is believed to provide useful supplemental information regarding a consolidated measure of profit or loss. Southern Company Gas further believes that the presentation of segment EBIT for the successor third quarters 2017 and 2016 and the successor year-to-date 2017 is useful as it allows for a measure of comparability to other companies with different capital and legal structures, which accordingly may be subject to different interest rates and effective tax rates. The applicable reconciliations of net income to consolidated EBIT and segment EBIT are provided herein.
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

	Successor				Predecessor
	Third Quarter 2017	Third Quarter 2016	Year-to-Date 2017	July 1, 2016 through September 30, 2016	January 1, 2016 through June 30, 2016
	(in millions)				(in millions)
Operating Income	$68	$12	$555	$12	$321
Other operating expenses(a)	356	396	1,181	396	815
Revenue taxes(b)	(8)	(8)	(74)	(8)	(56)
Adjusted Operating Margin	$416	$400	$1,662	$400	$1,080

(a)	Includes other operations and maintenance, depreciation and amortization, taxes other than income taxes, and Merger-related expenses.

(b)	Nicor Gas' revenue tax expenses, which are passed through directly to customers.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Successor				Predecessor
	Third Quarter 2017	Third Quarter 2016	Year-to-Date 2017	July 1, 2016 through September 30, 2016	January 1, 2016 through June 30, 2016
	(in millions)				(in millions)
Consolidated Net Income Attributable to Southern Company Gas	$15	$4	$303	$4	$131
Net income attributable to noncontrolling interest (*)		—	—	—	14
Income taxes	52	7	233	7	87
Interest expense, net of amounts capitalized	51	39	145	39	96
EBIT	$118	$50	$681	$50	$328

(*)	See Note 4 to the financial statements of Southern Company Gas under "Variable Interest Entities" in Item 8 of the Form 10-K for additional information.
Segment Information
Adjusted operating margin, operating expenses, and Southern Company Gas' primary performance metric for each segment is illustrated in the tables below. See Note (K) to the Condensed Financial Statements herein for additional information.

	Successor
	Third Quarter 2017			Third Quarter 2016
	Adjusted Operating	Operating	Net Income	Adjusted Operating	Operating	Net Income
	Margin(*)	Expenses(*)	(Loss)	Margin(*)	Expenses(*)	(Loss)
	(in millions)			(in millions)
Gas distribution operations	$379	$271	$52	$353	$284	$27
Gas marketing services	51	48	1	45	51	(4)
Wholesale gas services	(25)	11	(23)	(8)	10	(11)
Gas midstream operations	12	13	14	9	13	14
All other	2	8	(29)	2	31	(22)
Intercompany eliminations	(3)	(3)	—	(1)	(1)	—
Consolidated	$416	$348	$15	$400	$388	$4

(*)	Operating margin and operating expenses are adjusted for Nicor Gas' revenue tax expenses, which are passed through directly to customers.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Successor						Predecessor
	Year-to-Date 2017			July 1, 2016 through September 30, 2016			January 1, 2016 through June 30, 2016
	Adjusted Operating	Operating	Net Income	Adjusted Operating	Operating	Net Income	Adjusted Operating	Operating
	Margin(*)	Expenses(*)	(Loss)	Margin(*)	Expenses(*)	(Loss)	Margin(*)	Expenses(*)	EBIT
	(in millions)						(in millions)
Gas distribution operations	$1,329	$866	$223	$353	$284	$27	$911	$560	$353
Gas marketing services	213	149	36	45	51	(4)	190	81	109
Wholesale gas services	93	40	28	(8)	10	(11)	(36)	33	(68)
Gas midstream operations	28	38	38	9	13	14	15	24	(6)
All other	7	22	(22)	2	31	(22)	4	65	(60)
Intercompany eliminations	(8)	(8)	—	(1)	(1)	—	(4)	(4)	—
Consolidated	$1,662	$1,107	$303	$400	$388	$4	$1,080	$759	$328

(*)	Operating margin and operating expenses are adjusted for Nicor Gas' revenue tax expenses, which are passed through directly to customers.
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
Successor Third Quarter 2017 vs. Third Quarter 2016
In the third quarter 2017, net income was $52 million compared to $27 million for the corresponding period in 2016. The increase in net income relates to an increase of $26 million in adjusted operating margin, a decrease of $13 million in operating expenses, and an increase of $11 million in other income (expense), net. The change in net income also includes an increase of $7 million in interest expense, net of amounts capitalized, and an increase of $18 million in income tax expense. The increase in adjusted operating margin primarily reflects $24 million in additional revenue from the continued investment in infrastructure replacement programs and base rate increases, primarily at Atlanta Gas Light effective March 1, 2017. The decrease in operating expenses primarily reflects $18 million in rate credits provided to customers of Elizabethtown Gas in 2016 as a condition of the Merger, partially offset by $7 million in additional depreciation due to continued investment in infrastructure programs. The increase in other income (expense), net primarily reflects a $14 million gain from the settlement of contractor litigation claims in 2017. The increase in interest expense includes the impact of intercompany promissory notes executed in December 2016 and the issuance of first mortgage bonds at Nicor Gas on August 10, 2017. The increase in income tax expense relates primarily to higher pre-tax earnings.
Successor Year-to-Date 2017
Net income of $223 million includes $1.3 billion in adjusted operating margin, $866 million in operating expenses, and $23 million in other income (expense), net, which resulted in EBIT of $486 million. Net income also includes

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$119 million in interest expense, net of amounts capitalized and $144 million in income tax expense. Adjusted operating margin reflects $69 million in additional revenue from continued investment in infrastructure replacement programs and base rate increases, primarily at Atlanta Gas Light effective March 1, 2017. Also included in adjusted operating margin was increased customer growth, partially offset by a $6 million negative impact of warmer-than-normal weather, net of hedging. Operating expenses reflect a $21 million increase in depreciation associated with additional assets placed in service, as well as increased compensation expense, legal expenses, and pipeline compliance and maintenance activities. Other income (expense), net reflects a $16 million gain from the settlement of contractor litigation claims. Interest expense reflects the impact of intercompany promissory notes executed in December 2016 and the issuance of first mortgage bonds at Nicor Gas on August 10, 2017.
Successor Period of July 1, 2016 through September 30, 2016
Net income of $27 million includes $353 million in adjusted operating margin, $284 million in operating expenses, including $18 million in rate credits provided to customers, and $6 million in other income (expense), net, which resulted in EBIT of $75 million. Net income also includes $32 million in interest expense and $16 million in income tax expense.
Predecessor Period of January 1, 2016 through June 30, 2016
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
Successor Third Quarter 2017 vs. Third Quarter 2016
In the third quarter 2017, net income was $1 million compared to a net loss of $4 million for the corresponding period in 2016. The increase in net income primarily relates to a $6 million increase in adjusted operating margin and a $3 million decrease in operating expenses. The change in net income also includes increases of $1 million and $3 million in interest expense and income tax expense, respectively. Adjusted operating margin primarily reflects a $3 million decrease in unrealized hedge losses, net of recoveries, and a $4 million increase from the elimination of deferred revenue in the third quarter 2016 from the application of acquisition accounting. Operating expenses reflect decreased amortization of intangible assets established in the application of acquisition accounting.
Successor Year-to-Date 2017
Net income of $36 million includes $213 million in adjusted operating margin and $149 million in operating expenses, which resulted in EBIT of $64 million. Net income also includes $4 million in interest expense and $24 million in income tax expense. Adjusted operating margin reflects a $10 million negative impact of warmer-than-normal weather, net of hedging, and $7 million in unrealized hedge losses, net of recoveries. Operating expenses include $30 million in additional amortization of intangible assets established in the application of acquisition accounting.
Successor Period of July 1, 2016 through September 30, 2016
Net loss of $4 million includes $45 million in adjusted operating margin and $51 million in operating expenses, which resulted in a loss before interest and taxes of $6 million. Also included in net loss is $2 million in income tax benefit.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Predecessor Period of January 1, 2016 through June 30, 2016
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
Successor Third Quarter 2017 vs. Third Quarter 2016
In the third quarter 2017, net loss was $23 million compared to a net loss of $11 million for the corresponding period in 2016. The increase in net loss relates primarily to a $17 million decrease in adjusted operating margin, partially offset by an increase of $8 million in income tax benefit due to higher losses. The decrease in adjusted gross margin includes $22 million in additional mark-to-market losses and a $7 million decrease in gains from commercial activity, partially offset by a $12 million positive impact from the amortization of liabilities recorded in the application of acquisition accounting.
Successor Year-to-Date 2017
Net income of $28 million includes $93 million in adjusted operating margin and $40 million in operating expenses, which resulted in EBIT of $53 million. Net income also includes $5 million in interest expense and $20 million in income tax expense.
Successor Period of July 1, 2016 through September 30, 2016
Net loss of $11 million includes $(8) million in adjusted operating margin and $10 million in operating expenses, which resulted in a loss before interest and taxes of $17 million. Also included in net loss is $1 million in interest expense and $7 million in income tax benefit.
Predecessor Period of January 1, 2016 through June 30, 2016
Loss before interest and taxes of $68 million includes $(36) million in adjusted operating margin, $33 million in operating expenses, and $1 million in other income (expense), net.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table illustrates the components of wholesale gas services' adjusted operating margin for the periods presented.

	Successor				Predecessor
	Third Quarter 2017	Third Quarter 2016	Year-to-Date 2017	July 1, 2016 through September 30, 2016	January 1, 2016 through June 30, 2016
	(in millions)				(in millions)
Commercial activity recognized	$3	$10	$80	10	$34
Gain (loss) on storage derivatives	4	11	13	11	(38)
Gain (loss) on transportation and forward commodity derivatives	(22)	(7)	14	(7)	(31)
LOCOM adjustments, net of current period recoveries	—	—	—	—	(1)
Purchase accounting adjustments	(10)	(22)	(14)	(22)	—
Adjusted Operating Margin	$(25)	$(8)	$93	$(8)	$(36)
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
Change in Storage and Transportation Derivatives
Volatility in the natural gas market arises from a number of factors, such as weather fluctuations or changes in supply or demand for natural gas in different regions of the U.S. The volatility of natural gas commodity prices has a significant impact on Southern Company Gas' customer rates, long-term competitive position against other energy sources, and the ability of wholesale gas services to capture value from locational and seasonal spreads. In 2017 and 2016, there was little price volatility; however, the potential exists for market fundamentals indicating some level of increased volatility that would benefit Southern Company Gas' portfolio of pipeline transportation capacity. Additionally, during the first nine months of 2017, forward storage or time spreads applicable to the locations of wholesale gas services' specific storage positions resulted in storage derivative gains. Transportation and forward commodity derivative gains are primarily the result of narrowing transportation basis spreads due to some reduction in supply constraints resulting from new U.S. pipeline infrastructure and increases in natural gas supply and warmer-than-normal weather, which impacted forward prices at natural gas receipt and delivery points, primarily in the Northeast and Midwest regions.
Withdrawal Schedule and Physical Transportation Transactions
The expected natural gas withdrawals from storage and expected offset to prior hedge losses/gains associated with the transportation portfolio of wholesale gas services are presented in the following table, along with the net operating revenues expected at the time of withdrawal from storage and the physical flow of natural gas between contracted transportation receipt and delivery points. Wholesale gas services' expected net operating revenues exclude storage and transportation demand charges, as well as other variable fuel, withdrawal, receipt, and delivery

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

charges, but are net of the estimated impact of profit sharing under its asset management agreements. Further, the amounts that are realizable in future periods are based on the inventory withdrawal schedule, planned physical flow of natural gas between the transportation receipt and delivery points, and forward natural gas prices at September 30, 2017. A portion of wholesale gas services' storage inventory and transportation capacity is economically hedged with futures contracts, which results in the realization of substantially fixed net operating revenues.

	Storage withdrawal schedule
	Total storage (WACOG $2.67)	Expected net operating gains(a)	Physical transportation transactions – expected net operating gains (losses)(b)
	(in mmBtu in millions)	(in millions)	(in millions)
2017	22.0	$4	$(13)
2018 and thereafter	40.0	17	28
Total at September 30, 2017	62.0	$21	$15

(a)
Represents expected operating gains from planned storage withdrawals associated with existing inventory positions and could change as wholesale gas services adjusts its daily injection and withdrawal plans in response to changes in future market conditions and forward NYMEX price fluctuations.

(b)
Represents the periods associated with the transportation derivative gains during which the derivatives will be settled and the physical transportation transactions will occur that offset the derivative gains and losses that were previously recognized.

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
Gas Midstream Operations
Gas midstream operations consists primarily of gas pipeline investments, with storage and fuels also aggregated into this segment. Gas pipeline investments include SNG, Horizon Pipeline, Atlantic Coast Pipeline, PennEast Pipeline, Dalton Pipeline, and Magnolia Enterprise Holdings, Inc. See Note (J) to the Condensed Financial Statements herein and Notes 4 and 11 to the financial statements of Southern Company Gas under "Equity Method Investments – SNG" and "Investment in SNG," respectively, in Item 8 of the Form 10-K for additional information.
Successor Third Quarter 2017 vs. Third Quarter 2016
In both the third quarter 2017 and the corresponding period in 2016 net income was $14 million. Net income reflects a $3 million increase in adjusted operating margin and a $4 million increase in earnings from equity method investments at SNG, PennEast Pipeline, and Horizon Pipeline. The change in net income also includes a $9 million increase in interest expense, net of amounts capitalized and a $2 million decrease in income taxes. The increase in interest expense includes the impact of intercompany promissory notes executed in December 2016.
Successor Year-to-Date 2017
Net income of $38 million includes $28 million in adjusted operating margin, $38 million in operating expenses, $97 million in earnings from equity method investments, consisting primarily of earnings from equity method investments at SNG, and $3 million in other income (expense), net, which resulted in EBIT of $90 million. Also included in net income are $25 million in interest expense and $27 million in income tax expense.
Successor Period of July 1, 2016 through September 30, 2016
Net income of $14 million includes $9 million in adjusted operating margin, $13 million in operating expenses, $28 million in earnings from equity method investments, consisting primarily of earnings from equity method

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

investments at SNG, and $1 million in other income (expense), net, which resulted in EBIT of $25 million. Also included in net income is $11 million in income tax expense.
Predecessor Period of January 1, 2016 through June 30, 2016
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
Successor Third Quarter 2017 vs. Third Quarter 2016
In the third quarter 2017, net loss was $29 million compared to $22 million in the corresponding period in 2016. The increase in net loss reflects a $23 million decrease in operating expenses and a decrease of $2 million in other income (expense), net. Net loss also reflected a $6 million increase in interest expense, net of amounts capitalized and an increase of $34 million in income taxes. The decrease in operating expenses reflects a $35 million decrease in Merger-related expenses, partially offset by a $10 million increase in other operations and maintenance expenses and a $3 million increase from the acceleration of depreciation relating to certain assets. Interest expense decreased as a result of intercompany promissory notes executed in December 2016. The increase in income taxes primarily reflects additional deferred income tax expenses associated with State of Illinois tax legislation enacted during the third quarter 2017, as well as the allocation of new tax apportionment factors in several states for the inclusion of Southern Company Gas into the consolidated Southern Company state tax filings.
Successor Year-to-Date 2017, Successor Period of July 1, 2016 through September 30, 2016, and Predecessor Period of January 1, 2016 through June 30, 2016
For the successor period of July 1, 2016 through September 30, 2016 and the predecessor period of January 1, 2016 through June 30, 2016, Merger-related expenses were $35 million and $56 million, respectively. There were no Merger-related expenses during the successor year-to-date 2017. In the successor year-to-date 2017, depreciation and amortization includes $7 million from the acceleration of depreciation relating to certain assets. Interest expense, net of amounts capitalized was $8 million, $6 million, and $34 million, respectively, in the successor year-to-date 2017, the successor period of July 1, 2016 through September 30, 2016, and the predecessor period of January 1, 2016 through June 30, 2016. Income taxes were $18 million in the successor year-to-date 2017 and income tax benefit was $11 million and $35 million, respectively, in the successor period of July 1, 2016 through September 30, 2016 and the predecessor period of January 1, 2016 through June 30, 2016. In the successor year-to-date 2017, income taxes reflect $23 million of additional deferred income tax expense associated with State of Illinois tax legislation enacted during the third quarter 2017 and the allocation of new tax apportionment factors in several states for the inclusion of Southern Company Gas into the consolidated Southern Company state tax filings.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Reconciliations
Reconciliations of consolidated net income attributable to Southern Company Gas to EBIT for the successor third quarter and year-to-date 2017, and operating income to adjusted operating margin for all periods presented, are in the following tables. See Note (K) to the Condensed Financial Statements herein for additional information.

	Successor
	Third Quarter 2017
	Gas Distribution Operations	Gas Marketing Services	Wholesale Gas Services	Gas Midstream Operations	All Other	Intercompany Elimination	Consolidated
	(in millions)
Consolidated Net Income (Loss)	$52	$1	$(23)	$14	$(29)	$—	$15
Income taxes (benefit)	34	1	(15)	9	23	—	52
Interest expense, net of amounts capitalized	39	1	2	9	—	—	51
EBIT	$125	$3	$(36)	$32	$(6)	$—	$118

	Successor
	Third Quarter 2016
	Gas Distribution Operations	Gas Marketing Services	Wholesale Gas Services	Gas Midstream Operations	All Other	Intercompany Elimination	Consolidated
	(in millions)
Consolidated Net Income (Loss)	$27	$(4)	$(11)	$14	$(22)	$—	$4
Income taxes (benefit)	16	(2)	(7)	11	(11)	—	7
Interest expense, net of amounts capitalized	32	—	1	—	6	—	39
EBIT	$75	$(6)	$(17)	$25	$(27)	$—	$50

	Successor
	Year-to-Date 2017
	Gas Distribution Operations	Gas Marketing Services	Wholesale Gas Services	Gas Midstream Operations	All Other	Intercompany Elimination	Consolidated
	(in millions)
Consolidated Net Income (Loss)	$223	$36	$28	$38	$(22)	$—	$303
Income taxes	144	24	20	27	18	—	233
Interest expense, net of amounts capitalized	119	4	5	25	(8)	—	145
EBIT	$486	$64	$53	$90	$(12)	$—	$681

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Successor
	Third Quarter 2017
	Gas Distribution Operations	Gas Marketing Services	Wholesale Gas Services	Gas Midstream Operations	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$108	$3	$(36)	$(1)	$(6)	$—	$68
Other operating expenses(a)	279	48	11	13	8	(3)	356
Revenue tax expense(b)	(8)	—	—	—	—	—	(8)
Adjusted Operating Margin	$379	$51	$(25)	$12	$2	$(3)	$416

	Successor
	Third Quarter 2016
	Gas Distribution Operations	Gas Marketing Services	Wholesale Gas Services	Gas Midstream Operations	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$69	$(6)	$(18)	$(4)	$(29)	$—	$12
Other operating expenses(a)	292	51	10	13	31	(1)	396
Revenue tax expense(b)	(8)	—	—	—	—	—	(8)
Adjusted Operating Margin	$353	$45	$(8)	$9	$2	$(1)	$400

	Successor
	Year-to-Date 2017
	Gas Distribution Operations	Gas Marketing Services	Wholesale Gas Services	Gas Midstream Operations	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$463	$64	$53	$(10)	$(15)	$—	$555
Other operating expenses(a)	940	149	40	38	22	(8)	1,181
Revenue tax expense(b)	(74)	—	—	—	—	—	(74)
Adjusted Operating Margin	$1,329	$213	$93	$28	$7	$(8)	$1,662

	Predecessor
	January 1, 2016 through June 30, 2016
	Gas Distribution Operations	Gas Marketing Services	Wholesale Gas Services	Gas Midstream Operations	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$351	$109	$(69)	$(9)	$(61)	$—	$321
Other operating expenses(a)	616	81	33	24	65	(4)	815
Revenue tax expense(b)	(56)	—	—	—	—	—	(56)
Adjusted Operating Margin	$911	$190	$(36)	$15	$4	$(4)	$1,080

(a)	Includes other operations and maintenance, depreciation and amortization, taxes other than income taxes, and Merger-related expenses.

(b)	Nicor Gas' revenue tax expenses, which are passed through directly to customers.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Company Gas' future earnings potential. The level of Southern Company Gas' future earnings depends on numerous factors that affect the opportunities, challenges, and risks of its primary business of natural gas distribution and complementary businesses in the gas marketing services, wholesale gas services, and gas midstream operations sectors. These factors include Southern Company Gas' ability to maintain a constructive regulatory environment that allows for the timely recovery of prudently-incurred costs, the completion and subsequent operation of ongoing infrastructure and other construction projects, creditworthiness of customers, Southern Company Gas' ability to optimize its transportation and storage positions, and its ability to re-contract storage rates at favorable prices. Future earnings in the near term will depend, in part, upon maintaining and growing sales and customers which are subject to a number of factors. These factors include weather, competition, new energy contracts with other utilities, energy conservation practiced by customers, the use of alternative energy sources by customers, the price of natural gas, the price elasticity of demand, and the rate of economic growth or decline in Southern Company Gas' service territories. Demand for natural gas is primarily driven by the pace of economic growth that may be affected by changes in regional and global economic conditions, which may impact future earnings.
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
On July 6, 2017, the State of Illinois enacted tax legislation that repealed its non-combination tax rule and increased the effective corporate income tax rate from 5.25% to 7.0% (making the total corporate tax rate 9.5% when combined with the 2.5% personal property replacement tax) effective July 1, 2017. In addition to increasing taxes on future earnings, this legislation required Southern Company Gas to increase accumulated deferred income tax liabilities by $24 million during the third quarter 2017 to reflect these changes, $15 million of which was expensed and $9 million was recorded as a regulatory asset. In addition, during the third quarter 2017, Southern Company calculated new apportionment factors in several states to include Southern Company Gas in its consolidated tax filings, which resulted in $8 million of additional deferred income tax expenses.
On October 15, 2017, Southern Company Gas subsidiary, Pivotal Utility Holdings, entered into agreements for the sale of the assets of two of its natural gas distribution utilities, Elizabethtown Gas and Elkton Gas, to South Jersey Industries, Inc. The execution of the asset purchase agreements triggered an interim assessment of goodwill, which is currently being performed with the assistance of a third-party valuation specialist. The preliminary results of this valuation indicate that the estimated fair values of the reporting units with goodwill exceed their carrying amounts and are not at risk of impairment. See OVERVIEW – "Merger, Acquisition, and Disposition Activities" and Note (I) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information on the sales.
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
Environmental Matters
Compliance costs related to federal and state environmental statutes and regulations could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis or through market-based contracts. Environmental compliance spending over the next several years may differ materially from the amounts estimated. The timing, specific requirements, and estimated costs could change as environmental statutes and regulations are adopted or modified, as compliance plans are revised or updated, and as legal challenges to rules are completed. Further, higher costs that are recovered through regulated rates could contribute to reduced demand for natural gas, which could negatively affect results of operations, cash flows, and financial condition. See Note (B) under "Environmental Matters – Environmental Remediation" to the Condensed Financial Statements herein and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" of Southern Company Gas in Item 7 and Note 3 to the financial statements of Southern Company Gas under "Environmental Matters" in Item 8 of the Form 10-K for additional information.
Natural Gas Storage
A wholly-owned subsidiary of Southern Company Gas owns and operates a natural gas storage facility consisting of two salt dome caverns in Louisiana. Periodic integrity tests are required in accordance with rules of the Louisiana Department of Natural Resources (LDNR). In August 2017, in connection with an ongoing integrity project, updated seismic mapping indicated the proximity of one of the caverns to the edge of the salt dome may be less than the required minimum and could result in Southern Company Gas retiring the cavern early. At September 30, 2017, the facility's property, plant, and equipment had a net book value of $111 million, of which the cavern itself represents approximately 20%. A potential early retirement of this cavern is dependent upon several factors including the results of ongoing third-party technical engineering reviews, testing, and compliance with an order from the LDNR detailing the requirements to place the cavern back in service, which includes, among other things, obtaining a core sample to determine the composition of the sheath surrounding the edge of the salt dome. Early retirement of the cavern could trigger impairment of other long-lived assets associated with the natural gas storage facility. The ultimate outcome of this matter cannot be determined at this time, but could have a material impact on Southern Company Gas' financial statements.
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
On October 13, 2017, the Atlantic Coast Pipeline project received FERC approval.
Regulatory Matters
See Note 3 to the financial statements of Southern Company Gas under "Regulatory Matters" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Southern Company Gas" herein for additional information regarding Southern Company Gas' regulatory matters.
Riders
Nicor Gas has established a variable tax cost adjustment rider, which was approved by the Illinois Commission effective July 16, 2017. This rider provides for recovery of the invested capital tax imposed on Nicor Gas through an annual true-up and reconciliation mechanism based on amounts approved in prior rate cases. Accordingly, this rider will not have a significant effect on Southern Company Gas' net income.

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
Base Rate Cases
Settled Base Rate Cases
On February 21, 2017, the Georgia PSC approved the Georgia Rate Adjustment Mechanism (GRAM) and a $20 million increase in annual base rate revenues for Atlanta Gas Light, effective March 1, 2017. GRAM adjusts base rates annually, up or down, based on the previously approved ROE of 10.75% and does not collect revenue through special riders and surcharges. Various infrastructure programs previously authorized by the Georgia PSC under Atlanta Gas Light's STRIDE program, which include the Integrated Vintage Plastic Replacement Program and Integrated System Reinforcement Program, will continue under GRAM and the recovery of and return on the infrastructure program investments will be included in annual base rate adjustments. The Georgia PSC will review Atlanta Gas Light's performance annually under GRAM.
Pursuant to the GRAM approval, Atlanta Gas Light and the staff of the Georgia PSC agreed to a variation to the Integrated Customer Growth Program that was formerly part of Atlanta Gas Light's STRIDE program. As a result, a new tariff was created, effective October 10, 2017, to provide $15 million annually for Atlanta Gas Light to commit to strategic economic development projects.
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
In September 2016, Elizabethtown Gas filed a general base rate case with the New Jersey BPU requesting a $19 million increase in annual base rate revenues. The requested increase was based on a projected 12-month test year ending March 31, 2017 and a ROE of 10.25%. On June 30, 2017, the New Jersey BPU approved a settlement that provides for a $13 million increase in annual base rate revenues, effective July 1, 2017, based on a ROE of 9.6%. Also included in the settlement was a new composite depreciation rate that is expected to result in a $3 million annual reduction of depreciation. See OVERVIEW – "Merger, Acquisition, and Disposition Activities" and Note (I) to the Condensed Financial Statements under "Southern Company Gas" herein for information on the proposed sale of Elizabethtown Gas.
Pending Base Rate Cases
On March 10, 2017, Nicor Gas filed a general base rate case with the Illinois Commission requesting a $208 million increase in annual base rate revenues. The requested increase is based on a 2018 projected test year and a ROE of 10.7%. The Illinois Commission is expected to rule on the requested increase in December 2017, after which rate adjustments will be effective.
On March 31, 2017, Virginia Natural Gas filed a general base rate case with the Virginia Commission requesting a $44 million increase in annual base rate revenues. The requested increase was based on a projected 12-month test year beginning September 1, 2017 and a ROE of 10.25%. The requested increase included $13 million related to the recovery of investments under the Steps to Advance Virginia's Energy (SAVE) program. On October 3, 2017, Virginia Natural Gas entered into a proposed stipulation with the Staff of the Virginia Commission, the Office of the Attorney General, Division of Consumer Counsel, and the Virginia Industrial Gas Users' Association resolving all related issues. The proposed stipulation includes a $34 million increase in annual base rate revenues, including $13 million related to the recovery of investments under the SAVE program. An authorized ROE range of 9.0% to 10.0% with a midpoint of 9.5% will be used to determine the revenue requirement in any filing, other than for a

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

change in base rates. The Virginia Commission is expected to rule on the proposed stipulation in the fourth quarter 2017. Rate adjustments based on the proposed stipulation became effective September 1, 2017, subject to refund.
On October 23, 2017, Florida City Gas filed a general base rate case with the Florida PSC requesting a $19 million increase in annual base rate revenues. The requested increase is based on a 2018 projected test year and a ROE of 11.25%. The requested increase includes $3 million related to the recovery of investments under the Safety, Access, and Facility Enhancement (SAFE) program. Additionally, Florida City Gas requested interim rates of $5 million to be effective in January 2018, subject to refund. The Florida PSC is expected to rule on the requested increase in mid-2018.
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
Nicor Gas
In 2014, the Illinois Commission approved Nicor Gas' nine-year regulatory infrastructure program, Investing in Illinois. Under this program, Nicor Gas placed into service $178 million of qualifying assets during the first nine months of 2017.
Atlanta Gas Light
Atlanta Gas Light's STRIDE program, which started in 2009, consists of three individual programs that update and expand gas distribution systems and LNG facilities as well as improve system reliability to meet operational flexibility and customer growth. Through the programs under STRIDE, Atlanta Gas Light invested $127 million during the first nine months of 2017. The recovery of and return on current and future capital investments under the STRIDE program are included in the annual base rate revenue adjustment under GRAM.
In August 2016, Atlanta Gas Light filed a petition with the Georgia PSC for approval of a four-year extension of its Integrated System Reinforcement Program (i-SRP) seeking approval to invest an additional $177 million to improve and upgrade its core gas distribution system in years 2017 through 2020. Subsequently, the proposed capital investments associated with the extension of i-SRP were included in the 2017 annual base rate revenue under GRAM approved by the Georgia PSC on February 21, 2017.
See "Base Rate Cases" herein for additional information.
Elizabethtown Gas
In 2013, the New Jersey BPU approved the extension of Elizabethtown Gas' Aging Infrastructure Replacement program, under which Elizabethtown Gas invested $16 million during the first nine months of 2017. Effective July 1, 2017, investments under this program are being recovered through base rate revenues.
Virginia Natural Gas
In March 2016, the Virginia Commission approved an extension to the SAVE program, under which Virginia Natural Gas invested $21 million during the first nine months of 2017.
Florida City Gas
The Florida PSC approved Florida City Gas' SAFE program in 2015. Under the program, Florida City Gas invested $9 million during the first nine months of 2017.
Other Matters
Southern Company Gas is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Southern Company Gas is subject to certain claims and legal actions arising in the

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ordinary course of business. The ultimate outcome of such pending or potential litigation or regulatory matters cannot be predicted at this time; however, for current proceedings not specifically reported in Note (B) to the Condensed Financial Statements herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Southern Company Gas' financial statements. See Note (B) to the Condensed Financial Statements herein for a discussion of various other contingencies and regulatory matters, and other matters being litigated which may affect future earnings potential.
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
Recently Issued Accounting Standards
See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Recently Issued Accounting Standards" of Southern Company Gas in Item 7 of the Form 10-K for additional information.
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
On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 removes the requirement to compare the implied fair value of goodwill with the carrying amount as part of Step 2 of the goodwill impairment test. Under the new standard, the goodwill impairment loss will be measured as the excess of a reporting unit's carrying amount over its fair value, not exceeding the total amount of goodwill allocated to that reporting unit, which may increase the frequency of goodwill impairment charges if a future goodwill impairment test does not pass the Step 1 evaluation. ASU 2017-04 is effective prospectively for annual and interim periods beginning on or after December 15, 2019, and early adoption is permitted on testing dates after January 1, 2017. Southern Company Gas is evaluating the standard and expects to early adopt ASU 2017-04 effective January 1, 2018.
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
On August 28, 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), amending the hedge accounting recognition and presentation requirements. ASU 2017-12 makes more financial and non-financial hedging strategies eligible for hedge accounting, amends the related presentation and disclosure requirements, and simplifies hedge effectiveness assessment requirements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. Southern Company Gas is evaluating the standard and expects to early adopt ASU 2017-12 effective January 1, 2018. The adoption of ASU 2017-12 is not expected to have a material impact on Southern Company Gas' financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Southern Company Gas in Item 7 of the Form 10-K for additional information. As a result of the Merger that closed on July 1, 2016, the results reported herein include disclosure of the successor third quarter and year-to-date 2017, the successor period of July 1, 2016 through September 30, 2016, and the predecessor period of January 1, 2016 through June 30, 2016. See OVERVIEW – "Merger, Acquisition, and Disposition Activities" and Note (I) to the Condensed Financial Statements under "Southern Company – Merger with Southern Company Gas" herein for additional information.
Southern Company Gas' financial condition remained stable at September 30, 2017. Southern Company Gas intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
By regulation, Nicor Gas is restricted, to the extent of its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. Due to the increased working capital requirements associated with Nicor Gas' Investing in Illinois infrastructure replacement program, since 2015, Nicor Gas has temporarily ceased distributing dividends to Southern Company Gas. Elizabethtown Gas is restricted by its dividend policy as established by the New Jersey BPU in the amount it can dividend to its parent company to the extent of 70% of its quarterly net income. Additionally, as stipulated in the New Jersey BPU's order approving the Merger, Southern Company Gas is prohibited from paying dividends to its parent company, Southern Company, if Southern Company Gas' senior unsecured debt rating falls below investment grade. As of September 30, 2017, the amount of subsidiary retained earnings and net income available to dividend totaled $752 million. These restrictions did not have any impact on Southern Company Gas' ability to meet its cash obligations, nor does management expect such restrictions to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.
Net cash provided from (used for) operating activities totaled $1.1 billion for the successor first nine months of 2017, $(342) million for the successor period of July 1, 2016 through September 30, 2016, and $1.1 billion for the predecessor period of January 1, 2016 through June 30, 2016. These cash flows were primarily driven by the sale of natural gas inventory during the respective periods.
Net cash used for investing activities totaled $1.2 billion for the successor first nine months of 2017, primarily due to gross property additions related to capital expenditures for infrastructure replacement programs at gas distribution operations and capital contributed to equity method investments in pipelines. Net cash used for investing activities totaled $1.7 billion for the successor period of July 1, 2016 through September 30, 2016 and $559 million for the predecessor period of January 1, 2016 through June 30, 2016 primarily due to gross property additions related to capital expenditures for infrastructure replacement programs at gas distribution operations and the acquisition of Southern Company Gas' ownership interest in SNG in September 2016.
Net cash provided from financing activities totaled $45 million for the successor first nine months of 2017, primarily due to proceeds from debt issuances and capital contributions from Southern Company, partially offset by net repayments of commercial paper borrowings and common stock dividend payments to Southern Company. Net cash provided from (used for) financing activities totaled $2.1 billion for the successor period of July 1, 2016 through September 30, 2016 and $(558) million for the predecessor period of January 1, 2016 through June 30, 2016 primarily due to net repayments of commercial paper borrowings, the redemption of long-term debt, and common stock dividend payments to shareholders, partially offset by proceeds from debt issuances. The successor period of July 1, 2016 through September 30, 2016 also includes capital contributions from Southern Company to fund the investment in SNG. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant balance sheet changes at September 30, 2017 include an increase of $847 million in total property, plant, and equipment primarily due to capital expenditures for infrastructure replacement programs, an increase in long-term debt of $603 million primarily due to $450 million of senior notes and $200 million of first mortgage bonds at Nicor Gas issued in May 2017 and August 2017, respectively, and a decrease of $323 million in notes payable related primarily to net repayments of commercial paper borrowings at Nicor Gas. Other significant balance sheet changes include an increase of $239 million in accumulated deferred income taxes, primarily as a result of tax depreciation related to infrastructure assets placed in service as well as the impact of State of Illinois tax legislation, and decreases of $196 million and $146 million in energy marketing receivables and payables, respectively, due to lower natural gas prices.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Company Gas in Item 7 of the Form 10-K for a description of Southern Company Gas' capital requirements for its infrastructure programs, scheduled maturities of long-term debt and the related interest, as well as pipeline charges, storage capacity, and gas supply, operating leases, asset management agreements, standby letters of credit and performance/surety bonds, financial derivative obligations, pension and other postretirement benefit plans, and other purchase commitments, primarily related to environmental remediation liabilities. There are no scheduled maturities of long-term debt through September 30, 2018. See "Sources of Capital" herein for additional information.
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
At September 30, 2017, Southern Company Gas' current liabilities exceeded current assets by $645 million primarily as a result of $934 million in notes payable. Southern Company Gas' current liabilities frequently exceed current assets because of commercial paper borrowings used to fund daily operations, scheduled maturities of long-term debt, and significant seasonal fluctuations in cash needs. Southern Company Gas intends to utilize operating cash flows, commercial paper, and debt securities issuances, as market conditions permit, as well as equity contributions from Southern Company to fund its short-term capital needs. Southern Company Gas has substantial cash flow from operating activities and access to the capital markets and financial institutions to meet liquidity needs.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2017, Southern Company Gas had approximately $21 million of cash and cash equivalents. Committed credit arrangements with banks at September 30, 2017 were as follows:

Company	Expires 2022	Unused
	(millions)
Southern Company Gas Capital	$1,200	$1,161
Nicor Gas	700	700
Total	$1,900	$1,861
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
In May 2017, Southern Company Gas Capital and Nicor Gas terminated their existing credit arrangements for $1.3 billion and $700 million, respectively, which were to mature in 2017 and 2018, and entered into a new multi-year credit arrangement (Facility) currently allocated for $1.2 billion and $700 million, respectively, with a maturity date of 2022, as reflected in the table above. Pursuant to the Facility, the allocations may be adjusted.
The Facility contains a covenant that limits the ratio of debt to capitalization (as defined in each facility) to a maximum of 70% for each of Southern Company Gas and Nicor Gas and contains a cross-acceleration provision to other indebtedness (including guarantee obligations) of the applicable company. Such cross-acceleration provision to other indebtedness would trigger an event of default of the applicable company if Southern Company Gas or Nicor Gas defaulted on indebtedness, the payment of which was then accelerated. At September 30, 2017, both companies were in compliance with such covenant. The Facility does not contain a material adverse change clause at the time of borrowings.
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
Details of commercial paper borrowings were as follows:

	Commercial Paper at September 30, 2017		Commercial Paper During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
Commercial paper:	(in millions)		(in millions)		(in millions)
Southern Company Gas Capital	$836	1.5%	$680	1.5%	$838
Nicor Gas	98	1.3	40	1.3	120
Total	$934	1.5%	$720	1.5%

(*)	Average and maximum amounts are based upon daily balances during the successor three-month period ended September 30, 2017.
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
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change below BBB- and/or Baa3. These contracts are for physical gas purchases and sales and energy price risk management. The maximum potential collateral requirements under these contracts at September 30, 2017 were $12 million.
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
Financing Activities
The long-term debt on Southern Company Gas' consolidated balance sheets includes both principal and non-principal components. As of September 30, 2017, the non-principal components totaled $523 million, which consisted of the unamortized portions of the fair value adjustment recorded in purchase accounting, debt premiums, debt discounts, and debt issuance costs.
In December 2016, Southern Company Gas executed intercompany promissory notes to further allocate interest expense to its reportable segments that previously remained in the "all other" segment. These intercompany promissory notes allow Southern Company Gas to calculate net income, which is its performance measure subsequent to the Merger, at the segment level that incorporates the full impact of interest costs.
In May 2017, Southern Company Gas Capital issued $450 million aggregate principal amount of Series 2017A 4.40% Senior Notes due May 30, 2047. The proceeds were used to repay Southern Company Gas' short-term indebtedness and for general corporate purposes.
In July 2017, Atlanta Gas Light Company repaid at maturity $22 million of Series C medium-term notes.
In July 2017, Nicor Gas agreed to issue $400 million aggregate principal amount of first mortgage bonds in a private placement. On August 10, 2017, Nicor Gas issued $100 million aggregate principal amount of First Mortgage Bonds 3.03% Series due August 10, 2027 and $100 million aggregate principal amount of First Mortgage Bonds 3.62% Series due August 10, 2037. The proceeds were used to repay short-term indebtedness incurred under the Nicor Gas commercial paper program and for other working capital needs. The remaining $200 million is expected to be issued in November 2017.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Company Gas plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.
Market Price Risk
Other than the items discussed below, there were no material changes to Southern Company Gas' disclosures about market price risk during the successor third quarter and year-to-date 2017. For an in-depth discussion of Southern Company Gas' market price risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of Southern Company Gas in Item 7 of the Form 10-K. Also see Notes (C) and (H) to the Condensed Financial Statements herein for information relating to derivative instruments.
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

	Successor				Predecessor
	Third Quarter	Third Quarter	Year-to-Date	July 1, 2016 through September 30, 2016	January 1, 2016 through June 30, 2016
	2017	2016	2017
	(in millions)				(in millions)
Contracts outstanding at beginning of period, assets (liabilities), net	$51	$(54)	$12	$(54)	$75
Contracts realized or otherwise settled	(6)	(3)	(22)	(3)	(77)
Current period changes(a)	(16)	—	39	—	(82)
Contracts outstanding at the end of period, assets (liabilities), net	29	(57)	29	(57)	(84)
Netting of cash collateral	76	111	76	111	120
Cash collateral and net fair value of contracts outstanding at end of period(b)	$105	$54	$105	$54	$36

(a)	Current period changes also include the fair value of new contracts entered into during the period, if any.

(b)
Net fair value of derivative instruments outstanding includes premiums and the intrinsic values associated with weather derivatives of $13 million at September 30, 2017 and $7 million at September 30, 2016.

The maturities of Southern Company Gas' energy-related derivative contracts at September 30, 2017 were as follows:

		Fair Value Measurements
		Successor – September 30, 2017
	Total Fair Value	Maturity
		Year 1	Years 2 & 3	Years 4 and thereafter
	(in millions)
Level 1(a)	$(35)	$(10)	$(20)	$(5)
Level 2(b)	64	12	45	7
Fair value of contracts outstanding at end of period(c)	$29	$2	$25	$2

(a)	Valued using NYMEX futures prices.

(b)
Valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.

(c)	Excludes cash collateral of $76 million at September 30, 2017.

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
The condensed quarterly financial statements of each registrant included herein have been prepared by such registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2016 have been derived from the audited financial statements of each registrant. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended September 30, 2017 and 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
Southern Company's financial statements reflect its investments in its subsidiaries, including Southern Company Gas as a result of the Merger, on a consolidated basis. Southern Company Gas' results of operations and cash flows for the three and nine months ended September 30, 2017 and the three months ended September 30, 2016, as well as its financial condition as of September 30, 2017 and December 31, 2016, are reflected within Southern Company's consolidated amounts in these accompanying notes herein. The equity method is used for entities in which Southern Company has significant influence but does not control, including Southern Company Gas' investment in SNG, and for variable interest entities where Southern Company has an equity investment but is not the primary beneficiary. See Note (I) under "Southern Company – Merger with Southern Company Gas" for additional information regarding the Merger.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Recently Issued Accounting Standards
See Note 1 to the financial statements of the registrants under "Recently Issued Accounting Standards" in Item 8 of the Form 10-K for additional information.
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
On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 removes the requirement to compare the implied fair value of goodwill with the carrying amount as part of Step 2 of the goodwill impairment test. Under the new standard, the goodwill impairment loss will be measured as the excess of a reporting unit's carrying amount over its fair value, not exceeding the total amount of goodwill allocated to that reporting unit, which may increase the frequency of goodwill impairment charges if a future goodwill impairment test does not pass the Step 1 evaluation. ASU 2017-04 is effective prospectively for annual and interim periods beginning on or after December 15, 2019, and early adoption is permitted on testing dates after January 1, 2017. Southern Company and Southern Company Gas are evaluating the standard and expect to early adopt ASU 2017-04 effective January 1, 2018.
On March 10, 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
On August 28, 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), amending the hedge accounting recognition and presentation requirements. ASU 2017-12 makes more financial and non-financial hedging strategies eligible for hedge accounting, amends the related presentation and disclosure requirements, and simplifies hedge effectiveness assessment requirements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The registrants are evaluating the standard and expect to early adopt ASU 2017-12 effective January 1, 2018. The adoption of ASU 2017-12 is not expected to have a material impact on the registrants' financial statements.
Affiliate Transactions
Prior to the completion of Southern Company Gas' acquisition of its 50% equity interest in SNG, SCS (as agent for Alabama Power, Georgia Power, and Southern Power) and Southern Company Gas had entered into long-term interstate natural gas transportation agreements with SNG. The interstate transportation service provided to Alabama Power, Georgia Power, Southern Power, and Southern Company Gas by SNG pursuant to these agreements is governed by the terms and conditions of SNG's natural gas tariff and is subject to FERC regulation. For the nine months ended September 30, 2017, transportation costs under these agreements for Alabama Power, Georgia Power, Southern Power, and Southern Company Gas were approximately $8 million, $77 million, $19 million, and $24 million, respectively. For the period subsequent to Southern Company Gas' investment in SNG through September 30, 2016, transportation costs under these agreements for Alabama Power, Georgia Power, Southern Power, and Southern Company Gas were approximately $1 million, $8 million, $2 million, and $4 million, respectively.
SCS, as agent for Georgia Power and Southern Power, has agreements with certain subsidiaries of Southern Company Gas to purchase natural gas. For the nine months ended September 30, 2017, natural gas purchases made by Georgia Power and Southern Power from Southern Company Gas' subsidiaries were approximately $18 million and $94 million, respectively. For the period subsequent to Southern Company's acquisition of Southern Company Gas through September 30, 2016, natural gas purchases made by Georgia Power and Southern Power from Southern Company Gas' subsidiaries were approximately $7 million and $2 million, respectively.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Goodwill and Other Intangible Assets
At September 30, 2017 and December 31, 2016, goodwill was as follows:

	Goodwill
	At September 30, 2017	At December 31, 2016
	(in millions)
Southern Company	$6,267	$6,251
Southern Power	$2	$2
Southern Company Gas
Gas distribution operations	$4,702	$4,702
Gas marketing services	1,265	1,265
Southern Company Gas total	$5,967	$5,967
Goodwill is not amortized, but is subject to an annual impairment test during the fourth quarter of each year, or more frequently if impairment indicators arise.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Other intangible assets were as follows:

	At September 30, 2017			At December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Other intangible assets subject to amortization:
Customer relationships	$288	$(70)	$218	$268	$(32)	$236
Trade names	159	(15)	144	158	(5)	153
Storage and transportation contracts	64	(27)	37	64	(2)	62
PPA fair value adjustments	456	(41)	415	456	(22)	434
Other	16	(3)	13	11	(1)	10
Total other intangible assets subject to amortization	$983	$(156)	$827	$957	$(62)	$895
Other intangible assets not subject to amortization:
Federal Communications Commission licenses	$75	$—	$75	$75	$—	$75
Total other intangible assets	$1,058	$(156)	$902	$1,032	$(62)	$970

Southern Power
Other intangible assets subject to amortization:
PPA fair value adjustments	$456	$(41)	$415	$456	$(22)	$434

Southern Company Gas
Other intangible assets subject to amortization:
Gas marketing services
Customer relationships	$221	$(65)	$156	$221	$(30)	$191
Trade names	115	(8)	107	115	(2)	113
Wholesale gas services
Storage and transportation contracts	64	(27)	37	64	(2)	62
Total other intangible assets subject to amortization	$400	$(100)	$300	$400	$(34)	$366

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Amortization associated with other intangible assets was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2017
	(in millions)
Southern Company	$29	$94
Southern Power	$6	$19
Southern Company Gas	$20	$66
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
Gulf Power's cost of repairing damages from major storms and other uninsured property damages, including uninsured damages to transmission and distribution facilities, generation facilities, and other property is charged to Gulf Power's property damage reserve. In accordance with a settlement agreement approved by the Florida PSC on April 4, 2017 (2017 Rate Case Settlement Agreement), Gulf Power suspended further property damage reserve accruals effective April 2017. Gulf Power may make discretionary accruals and is required to resume accruals of $3.5 million annually if the reserve balance falls below zero. In addition, Gulf Power may initiate a storm surcharge to recover costs associated with any tropical systems named by the National Hurricane Center or other catastrophic storm events that reduce the property damage reserve in the aggregate by approximately $31 million (75% of the April 1, 2017 balance) or more. The storm surcharge would begin, on an interim basis, 60 days following the filing of a cost recovery petition, would be limited to $4.00/month for a 1,000 KWH residential customer unless Gulf Power incurs in excess of $100 million in qualified storm recovery costs in a calendar year, and would replenish the property damage reserve to approximately $40 million. As of September 30, 2017, Gulf Power's property damage reserve totaled approximately $39 million. See Note (B) under "Regulatory Matters – Gulf Power – Retail Base Rate Cases" for additional details regarding the 2017 Rate Case Settlement Agreement.
Natural Gas for Sale
Southern Company Gas' natural gas distribution utilities, with the exception of Nicor Gas, carry natural gas inventory on a WACOG basis.
Nicor Gas' natural gas inventory is carried at cost on a LIFO basis. Inventory decrements occurring during the year that are restored prior to year end are charged to cost of natural gas at the estimated annual replacement cost. Inventory decrements that are not restored prior to year end are charged to cost of natural gas at the actual LIFO cost of the inventory layers liquidated. Southern Company Gas had no inventory decrement at September 30, 2017. The cost of natural gas, including inventory costs, is recovered from customers under a purchased gas recovery mechanism adjusted for differences between actual costs and amounts billed; therefore, LIFO liquidations have no impact on Southern Company's or Southern Company Gas' net income.
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
Southern Company
On January 20, 2017, a purported securities class action complaint was filed against Southern Company, certain of its officers, and certain former Mississippi Power officers in the U.S. District Court for the Northern District of Georgia, Atlanta Division, by Monroe County Employees' Retirement System on behalf of all persons who purchased shares of Southern Company's common stock between April 25, 2012 and October 29, 2013. The complaint alleges that Southern Company, certain of its officers, and certain former Mississippi Power officers made materially false and misleading statements regarding the Kemper IGCC in violation of certain provisions under the Securities Exchange Act of 1934, as amended. The complaint seeks, among other things, compensatory damages and litigation costs and attorneys' fees. On June 12, 2017, the plaintiffs filed an amended complaint that provided additional detail about their claims, increased the purported class period by one day, and added certain other former Mississippi Power officers as defendants. On July 27, 2017, the defendants filed a motion to dismiss the plaintiffs' amended complaint with prejudice, to which the plaintiffs filed an opposition on September 11, 2017.
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
On May 15, 2017, Helen E. Piper Survivor's Trust filed a shareholder derivative lawsuit in the Superior Court of Gwinnett County, State of Georgia and, on May 31, 2017, Judy Mesirov filed a shareholder derivative lawsuit in the U.S. District Court for the Northern District of Georgia. Each of these lawsuits names as defendants Southern Company, certain of its directors, certain of its officers, and certain former Mississippi Power officers. Each complaint alleges that the individual defendants, among other things, breached their fiduciary duties in connection with schedule delays and cost overruns associated with the construction of the Kemper IGCC. Each complaint further alleges that the individual defendants authorized or failed to correct false and misleading statements regarding the Kemper IGCC schedule and cost and failed to implement necessary internal controls to prevent harm to Southern Company. Each plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

and disgorgement of profits and, on its behalf, attorneys' fees and costs in bringing the lawsuit. Each plaintiff also seeks certain unspecified changes to Southern Company's corporate governance and internal processes. On August 15, 2017, these two shareholder derivative lawsuits were consolidated in the U.S. District Court for the Northern District of Georgia and the court deferred the consolidated case until 30 days after certain further action in the purported securities class action complaint discussed above.
Southern Company believes these legal challenges have no merit; however, an adverse outcome in any of these proceedings could have an impact on Southern Company's results of operations, financial condition, and liquidity. Southern Company will vigorously defend itself in these matters, the ultimate outcome of which cannot be determined at this time.
Georgia Power
In 2011, plaintiffs filed a putative class action against Georgia Power in the Superior Court of Fulton County, Georgia alleging that Georgia Power's collection in rates of municipal franchise fees (all of which are remitted to municipalities) exceeded the amounts allowed in orders of the Georgia PSC and alleging certain state tort law claims. In November 2016, the Georgia Court of Appeals reversed the trial court's previous dismissal of the case and remanded the case to the trial court for further proceedings. Georgia Power filed a petition for writ of certiorari with the Georgia Supreme Court, which was granted on August 28, 2017. A decision from the Georgia Supreme Court is not expected until 2018. Georgia Power believes the plaintiffs' claims have no merit and intends to vigorously defend itself in this matter. The ultimate outcome of this matter cannot be determined at this time.
Southern Power
During 2015, Southern Power indirectly acquired a 51% membership interest in RE Roserock LLC (Roserock), the owner of the Roserock facility in Pecos County, Texas, which was under construction by Recurrent Energy, LLC and was subsequently placed in service in November 2016. Prior to placing the facility in service, certain solar panels were damaged during installation. While the facility currently is generating energy consistent with operational expectations and PPA obligations, Southern Power is pursuing remedies under its insurance policies and other contracts to repair or replace these solar panels. In connection therewith, Southern Power is withholding payments of approximately $26 million from the construction contractor, who has placed a lien on the Roserock facility for the same amount. The amounts withheld are included in other accounts and notes payable and other current liabilities on Southern Company's consolidated balance sheets and other accounts payable and other current liabilities on Southern Power's consolidated balance sheets. On May 18, 2017, Roserock filed a lawsuit in the state district court in Pecos County, Texas, against X.L. America, Inc. (XL) and North American Elite Insurance Company (North American Elite) seeking recovery from an insurance policy for damages resulting from a hail storm and certain installation practices by the construction contractor, McCarthy Building Companies, Inc. (McCarthy). On May 19, 2017, Roserock filed a separate lawsuit against McCarthy in the state district court in Travis County, Texas alleging breach of contract and breach of warranty for the damages sustained at the Roserock facility, which has since been moved to the U.S. District Court for the Western District of Texas. On May 22, 2017, McCarthy filed a counter lawsuit against Roserock, Array Technologies, Inc., Canadian Solar (USA), Inc., XL, and North American Elite in the U.S. District Court for the Western District of Texas alleging, among other things, breach of contract, and requesting foreclosure of mechanic's liens against Roserock. On July 18, 2017, the U.S. District Court for the Western District of Texas consolidated the two pending lawsuits. Southern Power intends to vigorously pursue and defend these matters, the ultimate outcome of which cannot be determined at this time.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
Georgia Power's environmental remediation liability was $26 million and $17 million as of September 30, 2017 and December 31, 2016, respectively. Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected.
Gulf Power's environmental remediation liability includes estimated costs of environmental remediation projects of approximately $53 million and $44 million as of September 30, 2017 and December 31, 2016, respectively. These estimated costs primarily relate to site closure criteria by the Florida Department of Environmental Protection (FDEP) for potential impacts to soil and groundwater from herbicide applications at Gulf Power's substations. The schedule for completion of the remediation projects is subject to FDEP approval. The projects have been approved by the Florida PSC for recovery through Gulf Power's environmental cost recovery clause; therefore, these liabilities have no impact on net income.
Southern Company Gas' environmental remediation liability was $399 million and $426 million as of September 30, 2017 and December 31, 2016, respectively, based on the estimated cost of environmental investigation and remediation associated with known current and former manufactured gas plant operating sites. These environmental remediation expenditures are recoverable from customers through rate mechanisms approved by the applicable state regulatory agencies of the natural gas distribution utilities, with the exception of one site representing $5 million of the total accrued remediation costs.
The final outcome of these matters cannot be determined at this time. However, the final disposition of these matters is not expected to have a material impact on the financial statements of Southern Company, Georgia Power, Gulf Power, or Southern Company Gas.
Natural Gas Storage
A wholly-owned subsidiary of Southern Company Gas owns and operates a natural gas storage facility consisting of two salt dome caverns in Louisiana. Periodic integrity tests are required in accordance with rules of the Louisiana Department of Natural Resources (LDNR). In August 2017, in connection with an ongoing integrity project, updated seismic mapping indicated the proximity of one of the caverns to the edge of the salt dome may be less than the required minimum and could result in Southern Company Gas retiring the cavern early. At September 30, 2017, the facility's property, plant, and equipment had a net book value of $111 million, of which the cavern itself represents approximately 20%. A potential early retirement of this cavern is dependent upon several factors including the results of ongoing third-party technical engineering reviews, testing, and compliance with an order from the LDNR detailing the requirements to place the cavern back in service, which includes, among other things, obtaining a core sample to determine the composition of the sheath surrounding the edge of the salt dome. Early retirement of the cavern could trigger impairment of other long-lived assets associated with the natural gas storage

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

facility. The ultimate outcome of this matter cannot be determined at this time, but could have a significant impact on Southern Company's financial statements and a material impact on Southern Company Gas' financial statements.
Nuclear Fuel Disposal Costs
See Note 3 to the financial statements of Southern Company, Alabama Power, and Georgia Power under "Nuclear Fuel Disposal Costs" in Item 8 of the Form 10-K for additional information regarding legal remedies pursued by Alabama Power and Georgia Power against the U.S. government for its partial breach of contract relating to the disposal of spent nuclear fuel and high level radioactive waste generated at each company's nuclear plants.
On October 10, 2017, Alabama Power and Georgia Power filed additional lawsuits against the U.S. government in the Court of Federal Claims for the costs of continuing to store spent nuclear fuel at Plant Farley, Plant Hatch, and Plant Vogtle Units 1 and 2 for the period from January 1, 2015 through December 31, 2017. Damages will continue to accumulate until the issue is resolved or storage is provided. No amounts have been recognized in the financial statements as of September 30, 2017 for any potential recoveries from the additional lawsuits. The final outcome of these matters cannot be determined at this time; however, no material impact on Southern Company's, Alabama Power's, or Georgia Power's net income is expected.
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
See "Integrated Coal Gasification Combined Cycle" herein for additional information.
Fuel Cost Recovery
Mississippi Power has a wholesale MRA and a Market Based (MB) fuel cost recovery factor. At September 30, 2017, the amount of over-recovered wholesale MRA fuel costs included in the balance sheets was $3 million compared to $13 million at December 31, 2016. Over-recovered wholesale MB fuel costs included in the balance sheets were immaterial at September 30, 2017 and December 31, 2016.
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
On May 17, 2017, the FERC accepted the traditional electric operating companies' and Southern Power's compliance filing accepting the terms of the FERC's February 2, 2017 order regarding an amendment by the traditional electric operating companies and Southern Power to their market-based rate tariff. While the FERC's order references the traditional electric operating companies' and Southern Power's market power proceeding related to their 2014 triennial updated market power analysis, that proceeding remains a separate, ongoing matter.
On October 25, 2017, the FERC issued an order in response to the traditional electric operating companies' and Southern Power's June 30, 2017 triennial updated market power analysis. The FERC directed the traditional electric operating companies and Southern Power to show cause within 60 days why market-based rate authority should not be revoked in certain areas adjacent to the area presently under mitigation in accordance with the February 2, 2017 order, or to provide a mitigation plan to further address market power concerns. The traditional electric operating companies and Southern Power expect to make a filing within the specified 60 days responding to the FERC's order.
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

Regulatory Clause	Balance Sheet Line Item	September 30, 2017	December 31, 2016
		(in millions)
Rate CNP Compliance	Deferred over recovered regulatory clause revenues	$9	$—
Rate CNP Compliance(*)	Deferred under recovered regulatory clause revenues	—	9
Rate CNP PPA	Deferred under recovered regulatory clause revenues	17	142
Retail Energy Cost Recovery(*)	Other regulatory liabilities, current	—	76
Natural Disaster Reserve	Other regulatory liabilities, deferred	51	69

(*)
In accordance with an accounting order issued on February 17, 2017 by the Alabama PSC, Alabama Power reclassified $36 million of its under recovered balance for Rate CNP Compliance and $11 million of its under recovered balance for Retail Energy Cost Recovery to a deferred regulatory asset account.

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
As of September 30, 2017, Georgia Power's under recovered fuel balance totaled $100 million and is included in current assets and other deferred charges and assets on Southern Company's and Georgia Power's condensed balance sheets. As of December 31, 2016, Georgia Power's over recovered fuel balance totaled $84 million and is included in other current liabilities on Southern Company's and Georgia Power's condensed balance sheets.
Fuel cost recovery revenues are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes in the billing factor will not have a significant effect on Southern Company's or Georgia Power's revenues or net income, but will affect cash flow.
Storm Damage Recovery
Georgia Power is accruing $30 million annually through December 31, 2019, as provided in the 2013 ARP, for incremental operating and maintenance costs of damage from major storms to its transmission and distribution facilities. During September 2017, Hurricane Irma caused significant damage to Georgia Power's transmission and distribution facilities. The total amount of incremental restoration costs related to this hurricane is estimated to be approximately $150 million. As of September 30, 2017, Georgia Power had deferred approximately $145 million in a regulatory asset related to storm damage. As of September 30, 2017, the total balance in Georgia Power's regulatory asset related to storm damage was $360 million. The rate of storm damage cost recovery is expected to be adjusted as part of Georgia Power's next base rate case required to be filed by July 1, 2019. As a result of this regulatory treatment, costs related to storms are not expected to have a material impact on Southern Company's or Georgia Power's financial statements. See Note 3 to the financial statements of Southern Company under "Regulatory Matters – Georgia Power – Storm Damage Recovery" and Note 1 to the financial statements of Georgia Power under "Storm Damage Recovery" in Item 8 of the Form 10-K for additional information regarding Georgia Power's storm damage reserve.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
The Interim Assessment Agreement provided, among other items, that during the term of the Interim Assessment Agreement Georgia Power was obligated to pay, on behalf of the Vogtle Owners, all costs accrued by the EPC Contractor for subcontractors and vendors for services performed or goods provided. The Interim Assessment Agreement, as amended, expired on July 27, 2017.
Subsequent to the EPC Contractor bankruptcy filing, a number of subcontractors to the EPC Contractor, including Fluor Enterprises, Inc., a subsidiary of Fluor Corporation, alleged non-payment by the EPC Contractor for amounts owed for work performed on Plant Vogtle Units 3 and 4. Georgia Power, acting for itself and as agent for the Vogtle Owners, has taken, and continues to take, actions to remove liens filed by these subcontractors through the posting of surety bonds. Georgia Power estimates the aggregate liability, through September 30, 2017, of the Vogtle Owners for the removal of subcontractor liens and payment of other EPC Contractor pre-petition accounts payable to total approximately $386 million, of which $340 million had been paid or accrued as of September 30, 2017. Georgia Power's proportionate share of this aggregate liability totaled approximately $176 million.
On June 9, 2017, Georgia Power and the other Vogtle Owners and Toshiba entered into a settlement agreement regarding the Toshiba Guarantee (Guarantee Settlement Agreement). Pursuant to the Guarantee Settlement Agreement, Toshiba acknowledged the amount of its obligation under the Toshiba Guarantee is $3.68 billion (Guarantee Obligations), of which Georgia Power's proportionate share is approximately $1.7 billion, and that the Guarantee Obligations exist regardless of whether Plant Vogtle Units 3 and 4 are completed. The Guarantee

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Settlement Agreement also provides for a schedule of payments for the Guarantee Obligations, which will reduce CWIP, beginning in October 2017 and continuing through January 2021. In the event Toshiba receives certain payments, including sale proceeds, from or related to Westinghouse (or its subsidiaries) or Toshiba Nuclear Energy Holdings (UK) Limited (or its subsidiaries), it will hold a portion of such payments in trust for the Vogtle Owners and promptly pay them as offsets against any remaining Guarantee Obligations. Under the Guarantee Settlement Agreement, the Vogtle Owners will forbear from exercising certain remedies, including drawing on the Westinghouse Letters of Credit, until June 30, 2020, unless certain events of nonpayment, insolvency, or other material breach of the Guarantee Settlement Agreement by Toshiba occur. If such an event occurs, the balance of the Guarantee Obligations will become immediately due and payable, and the Vogtle Owners may exercise any and all rights and remedies, including drawing on the Westinghouse Letters of Credit without restriction. In addition, the Guarantee Settlement Agreement does not restrict the Vogtle Owners from fully drawing on the Westinghouse Letters of Credit in the event they are not renewed or replaced prior to the expiration date. On October 2, 2017, Georgia Power received the first installment of the Guarantee Obligations of $300 million from Toshiba, of which Georgia Power's proportionate share was $137 million. Georgia Power is considering potential options with respect to its right to future payments under the Guarantee Settlement Agreement and its claims against the EPC Contractor in the EPC Contractor's bankruptcy proceeding, including a potential sale of those payment rights and bankruptcy claims. Any such transaction cannot be assured and would be subject to DOE consents and related approvals under the Loan Guarantee Agreement and related agreements.
On August 10, 2017, Toshiba released its financial results for the quarter ended June 30, 2017, which reflected a negative shareholders' equity balance of approximately $4.5 billion as of June 30, 2017. Toshiba previously announced the existence of material events and conditions that raise substantial doubt about Toshiba's ability to continue as a going concern. As a result, substantial risk regarding the Vogtle Owners' ability to fully collect the Guarantee Obligations continues to exist. An inability or other failure by Toshiba to perform its obligations under the Guarantee Settlement Agreement could have a further material impact on the net cost to the Vogtle Owners to complete construction of Plant Vogtle Units 3 and 4 and, therefore, on Southern Company's and Georgia Power's financial statements.
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
Effective October 23, 2017, Georgia Power, acting for itself and as agent for the other Vogtle Owners, entered into a construction completion agreement (Bechtel Agreement) with Bechtel Power Corporation (Bechtel), whereby Bechtel will serve as the primary contractor for the remaining construction activities for Plant Vogtle Units 3 and 4. Facility design and engineering remains the responsibility of the EPC Contractor under the Services Agreement. The Bechtel Agreement is a cost reimbursable plus fee arrangement, whereby Bechtel will be reimbursed for actual costs plus a fee and an at-risk fee, which is subject to adjustment based on Bechtel's performance against cost and schedule targets. Each Vogtle Owner is severally (not jointly) liable for its proportionate share, based on its ownership interest, of all amounts owed to Bechtel under the Bechtel Agreement. The Vogtle Owners may terminate the Bechtel Agreement at any time for their convenience, provided that the Vogtle Owners will be required to pay amounts related to work performed prior to the termination (including the applicable portion of the base fee), certain termination-related costs, and, at certain stages of the work, the at-risk fee. Bechtel may terminate the Bechtel Agreement under certain circumstances, including certain Vogtle Owner suspensions of work, certain breaches of

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

the Bechtel Agreement by the Vogtle Owners, Vogtle Owner insolvency, and certain other events. Pursuant to the Loan Guarantee Agreement, Georgia Power is required to obtain the DOE's approval of the Bechtel Agreement prior to obtaining any further advances under the Loan Guarantee Agreement.
In connection with the recommendation to continue with construction of Plant Vogtle Units 3 and 4 (described below), the Vogtle Owners agreed on a term sheet to amend the existing joint ownership agreements to provide for additional Vogtle Owner approval requirements. Under the term sheet, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction if certain adverse events occur, including (i) the bankruptcy of Toshiba or a material breach by Toshiba of the Guarantee Settlement Agreement; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement or the Bechtel Agreement; (iii) the Georgia PSC determines that any of Georgia Power's costs relating to the construction of Plant Vogtle Units 3 and 4 will not be recovered in retail rates because such costs are deemed unreasonable or imprudent; or (iv) an increase in the construction budget contained in the seventeenth VCM report by more than $1 billion or extension of the project schedule contained in the seventeenth VCM report by more than one year. In addition, under the term sheet, the required approval of holders of ownership interests in Plant Vogtle Units 3 and 4 is at least (i) 90% for a change of the primary construction contractor and (ii) 67% for material amendments to the Services Agreement or agreements with the primary construction contractor or Southern Nuclear.
The term sheet also confirms that the Vogtle Owners' sole recourse against Georgia Power or Southern Nuclear for any action or inaction in connection with their performance as agent for the Vogtle Owners is limited to removal of Georgia Power and/or Southern Nuclear as agent, except in cases of willful misconduct.
The ultimate outcome of these matters cannot be determined at this time.
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for nuclear construction projects certified by the Georgia PSC. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff by including the related CWIP accounts in rate base during the construction period. As of September 30, 2017, Georgia Power had recovered approximately $1.5 billion of financing costs. Georgia Power expects to file on November 1, 2017 to increase the NCCR tariff by approximately $90 million, effective January 1, 2018, pending Georgia PSC approval.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
The Georgia PSC has approved sixteen VCM reports covering the periods through December 31, 2016, including construction capital costs incurred, which through that date totaled $3.9 billion. Georgia Power filed its seventeenth VCM report, covering the period from January 1 through June 30, 2017, requesting approval of $542 million of construction capital costs incurred during that period, with the Georgia PSC on August 31, 2017.
In the seventeenth VCM report, Georgia Power recommended that construction of Plant Vogtle Units 3 and 4 be continued, with Southern Nuclear serving as project manager. Georgia Power believes that the most reasonable schedule for completing Plant Vogtle Units 3 and 4 is by November 2021 for Unit 3 and by November 2022 for Unit 4. Georgia Power's recommendation to go forward with completion of Vogtle Units 3 and 4 is based on the following assumptions about the regulatory treatment of this recommendation, if the recommendation to go forward is adopted by the Georgia PSC: (i) that pursuant to Georgia law, the Georgia PSC in the seventeenth VCM proceeding approves the new cost and schedule forecast and finds that it is a reasonable basis for going forward, and that if the Georgia PSC disapproves all or part of the proposed cost and schedule revisions, Georgia Power may cancel Plant Vogtle Units 3 and 4 and recover its actual investment in Plant Vogtle Units 3 and 4; (ii) that the Vogtle Cost Settlement Agreement remains in full force and effect, including Georgia Power retaining the burden of proving all capital costs above $5.680 billion were prudent; (iii) that while the Georgia PSC will make no prudence finding in the seventeenth VCM proceeding, nor will the certified amount be amended consistent with the Vogtle Cost Settlement Agreement, the Georgia PSC recognizes that the certified amount is not a cap, and all costs that are approved and presumed or shown to be prudently incurred will be recoverable by Georgia Power; (iv) that Georgia Power is not a guarantor of the Toshiba Guarantee, and the failure of Toshiba to pay the Toshiba Guarantee, the failure of the U.S. Congress to extend the PTCs for Plant Vogtle Units 3 and 4, or the failure of the DOE to extend the Loan Guarantee Agreement with Georgia Power to reflect the increased capital amounts, will not reduce the amount of investment Georgia Power is otherwise allowed to collect; and (v) that as conditions change and assumptions are either proven or disproven, Georgia Power and the Georgia PSC may reconsider the decision to go forward. The Georgia PSC is expected to make a decision on these matters by February 6, 2018.
The ultimate outcome of these matters cannot be determined at this time.
Revised Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated cost to complete Plant Vogtle Units 3 and 4 is as follows:

(in billions)
Estimated cost to complete	$4.2
CWIP as of September 30, 2017	4.6
Guarantee Obligations	(1.7)
Estimated capital costs	$7.1
Vogtle Cost Settlement Agreement Revised Forecast	(5.7)
Estimated net additional capital costs	$1.4
Georgia Power's estimated financing costs during the construction period total approximately $3.4 billion, of which approximately $1.5 billion had been incurred through September 30, 2017.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Georgia Power's cancellation cost estimate results indicate that its proportionate share of the estimated costs to cancel both units is approximately $350 million. As a result, as of September 30, 2017, total estimated costs subject to evaluation by Georgia Power and the Georgia PSC in the event of a cancellation decision are as follows:

Cancellation Cost Estimate
(in billions)
CWIP as of September 30, 2017	$4.6
Financing costs collected, net of tax	1.5
Cancellation costs(*)	0.4
Guarantee Obligations	(1.7)
Estimated net cancellation cost	$4.8

(*)
The estimate for cancellation costs includes, but is not limited to, costs to terminate contracts for construction and other services, as well as costs to secure the Plant Vogtle Units 3 and 4 construction site.

The Guarantee Obligations continue to exist in the event of cancellation. In addition, under Georgia law, prudently incurred costs related to certificated projects cancelled by the Georgia PSC are allowed recovery, including carrying costs, in future retail rates. Georgia Power will continue working with the Georgia PSC and the other Vogtle Owners to determine future actions related to Plant Vogtle Units 3 and 4, including, but not limited to, the status of construction and rate recovery.
The ultimate outcome of these matters cannot be determined at this time.
Other Matters
As of September 30, 2017, Georgia Power had borrowed $2.6 billion related to Plant Vogtle Units 3 and 4 costs through the Loan Guarantee Agreement and a multi-advance credit facility among Georgia Power, the DOE, and the FFB, which provides for borrowings of up to $3.46 billion, subject to the satisfaction of certain conditions. On September 28, 2017, the DOE issued a conditional commitment to Georgia Power for up to approximately $1.67 billion in additional guaranteed loans under the Loan Guarantee Agreement. Final approval and issuance of these additional loan guarantees by the DOE cannot be assured and are subject to the negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions. See Note 6 to the financial statements of Southern Company and Georgia Power under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K and Note (E) under "DOE Loan Guarantee Borrowings" for additional information, including applicable covenants, events of default, mandatory prepayment events, and conditions to borrowing.
The IRS has allocated PTCs to Plant Vogtle Units 3 and 4 which require that the applicable unit be placed in service prior to 2021. The net present value of Georgia Power's PTCs is estimated at approximately $400 million per unit.
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise while construction proceeds. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the NRC. Various design and other licensing-based compliance matters, including the timely resolution of Inspections, Tests, Analyses, and Acceptance Criteria and the related approvals by the NRC, may arise while construction proceeds, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

While construction continues, the risk remains that challenges with management of contractors, subcontractors, and vendors, labor productivity, fabrication, delivery, assembly, and installation of plant systems, structures, and components, or other issues could arise and may further impact project schedule and cost.
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
In 2013, the Florida PSC approved a settlement agreement that authorized Gulf Power to reduce depreciation and record a regulatory asset up to $62.5 million from January 2014 through June 2017. In any given month, such depreciation reduction could not exceed the amount necessary for the retail ROE, as reported to the Florida PSC monthly, to reach the midpoint of the authorized retail ROE range then in effect. For 2014 and 2015, Gulf Power recognized reductions in depreciation of $8.4 million and $20.1 million, respectively. No net reduction in depreciation was recorded in 2016. Through June 2017, Gulf Power recognized the remaining allowable reductions in depreciation totaling $34.0 million.
On April 4, 2017, the Florida PSC approved the 2017 Rate Case Settlement Agreement among Gulf Power and three intervenors with respect to Gulf Power's request to increase retail base rates. Among the terms of the 2017 Rate Case Settlement Agreement, Gulf Power increased rates effective with the first billing cycle in July 2017 to provide an annual overall net customer impact of approximately $54.3 million. The net customer impact consisted of a $62.0 million increase in annual base revenues less an annual equivalent credit of approximately $7.7 million for 2017 for certain wholesale revenues to be provided through December 2019 through the purchased power capacity cost recovery clause. In addition, Gulf Power continued its authorized retail ROE midpoint (10.25%) and range (9.25% to 11.25%), is deemed to have an equity ratio of 52.5% for all retail regulatory purposes, and implemented new dismantlement accruals effective July 1, 2017. Gulf Power will also begin amortizing the regulatory asset associated with the investment balances remaining after the retirement of Plant Smith Units 1 and 2 (357 MWs) over 15 years effective January 1, 2018 and will implement new depreciation rates effective January 1, 2018. The 2017 Rate Case Settlement Agreement also resulted in a $32.5 million write-down of Gulf Power's ownership of Plant Scherer Unit 3 (205 MWs), which was recorded in the first quarter 2017. The remaining issues related to the inclusion of Gulf Power's investment in Plant Scherer Unit 3 in retail rates have been resolved as a result of the 2017 Rate Case Settlement Agreement, including recoverability of certain costs associated with the ongoing ownership and operation of the unit through the environmental cost recovery clause rate approved by the Florida PSC in November 2016.

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

Regulatory Clause	Balance Sheet Line Item	September 30, 2017	December 31, 2016
		(in millions)
Fuel Cost Recovery	Under recovered regulatory clause revenues	$13	$—
Fuel Cost Recovery	Other regulatory liabilities, current	—	15
Purchased Power Capacity Recovery	Under recovered regulatory clause revenues	1	—
Environmental Cost Recovery	Other regulatory liabilities, current	1	—
Environmental Cost Recovery	Under recovered regulatory clause revenues	—	13
Energy Conservation Cost Recovery	Under recovered regulatory clause revenues	1	4
As discussed previously, the 2017 Rate Case Settlement Agreement resolved the remaining issues related to Gulf Power's inclusion of certain costs associated with the ongoing ownership and operation of Plant Scherer Unit 3 in the environmental cost recovery clause and no adjustment to the environmental cost recovery clause rate approved by the Florida PSC in November 2016 was made.
On October 25, 2017, the Florida PSC approved Gulf Power's annual rate clause request for its fuel, purchased power capacity, environmental, and energy conservation cost recovery factors for 2018. The net effect of the approved changes is a $63 million increase in annual revenues effective in January 2018, the majority of which will be offset by related expense increases.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
At September 30, 2017, the amount of over-recovered retail fuel costs included on Mississippi Power's condensed balance sheet was $2 million compared to $37 million at December 31, 2016.
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
Southern Company Gas
Riders
Nicor Gas has established a variable tax cost adjustment rider, which was approved by the Illinois Commission effective July 16, 2017. This rider provides for recovery of the invested capital tax imposed on Nicor Gas through an annual true-up and reconciliation mechanism based on amounts approved in prior rate cases. Accordingly, this rider will not have a significant effect on Southern Company Gas' net income.
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
Settled Base Rate Cases
On February 21, 2017, the Georgia PSC approved the Georgia Rate Adjustment Mechanism (GRAM) and a $20 million increase in annual base rate revenues for Atlanta Gas Light, effective March 1, 2017. GRAM adjusts base rates annually, up or down, based on the previously approved ROE of 10.75% and does not collect revenue through special riders and surcharges. Various infrastructure programs previously authorized by the Georgia PSC under Atlanta Gas Light's STRIDE program, which include the Integrated Vintage Plastic Replacement Program and Integrated System Reinforcement Program, will continue under GRAM and the recovery of and return on the infrastructure program investments will be included in annual base rate adjustments. The Georgia PSC will review Atlanta Gas Light's performance annually under GRAM.
Pursuant to the GRAM approval, Atlanta Gas Light and the staff of the Georgia PSC agreed to a variation to the Integrated Customer Growth Program that was formerly part of Atlanta Gas Light's STRIDE program. As a result, a

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

new tariff was created, effective October 10, 2017, to provide $15 million annually for Atlanta Gas Light to commit to strategic economic development projects.
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
In September 2016, Elizabethtown Gas filed a general base rate case with the New Jersey BPU requesting a $19 million increase in annual base rate revenues. The requested increase was based on a projected 12-month test year ending March 31, 2017 and a ROE of 10.25%. On June 30, 2017, the New Jersey BPU approved a settlement that provides for a $13 million increase in annual base rate revenues, effective July 1, 2017, based on a ROE of 9.6%. Also included in the settlement was a new composite depreciation rate that is expected to result in a $3 million annual reduction of depreciation. See Note (I) under "Southern Company Gas" for information on the proposed sale of Elizabethtown Gas.
Pending Base Rate Cases
On March 10, 2017, Nicor Gas filed a general base rate case with the Illinois Commission requesting a $208 million increase in annual base rate revenues. The requested increase is based on a 2018 projected test year and a ROE of 10.7%. The Illinois Commission is expected to rule on the requested increase in December 2017, after which rate adjustments will be effective.
On March 31, 2017, Virginia Natural Gas filed a general base rate case with the Virginia Commission requesting a $44 million increase in annual base rate revenues. The requested increase was based on a projected 12-month test year beginning September 1, 2017 and a ROE of 10.25%. The requested increase included $13 million related to the recovery of investments under the Steps to Advance Virginia's Energy (SAVE) program. On October 3, 2017, Virginia Natural Gas entered into a proposed stipulation with the Staff of the Virginia Commission, the Office of the Attorney General, Division of Consumer Counsel, and the Virginia Industrial Gas Users' Association resolving all related issues. The proposed stipulation includes a $34 million increase in annual base rate revenues, including $13 million related to the recovery of investments under the SAVE program. An authorized ROE range of 9.0% to 10.0% with a midpoint of 9.5% will be used to determine the revenue requirement in any filing, other than for a change in base rates. The Virginia Commission is expected to rule on the proposed stipulation in the fourth quarter 2017. Rate adjustments based on the proposed stipulation became effective September 1, 2017, subject to refund.
On October 23, 2017, Florida City Gas filed a general base rate case with the Florida PSC requesting a $19 million increase in annual base rate revenues. The requested increase is based on a 2018 projected test year and a ROE of 11.25%. The requested increase includes $3 million related to the recovery of investments under the Safety, Access, and Facility Enhancement (SAFE) program. Additionally, Florida City Gas requested interim rates of $5 million to be effective in January 2018, subject to refund. The Florida PSC is expected to rule on the requested increase in mid-2018.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Nicor Gas
In 2014, the Illinois Commission approved Nicor Gas' nine-year regulatory infrastructure program, Investing in Illinois. Under this program, Nicor Gas placed into service $178 million of qualifying assets during the first nine months of 2017.
Atlanta Gas Light
Atlanta Gas Light's STRIDE program, which started in 2009, consists of three individual programs that update and expand gas distribution systems and LNG facilities as well as improve system reliability to meet operational flexibility and customer growth. Through the programs under STRIDE, Atlanta Gas Light invested $127 million during the first nine months of 2017. The recovery of and return on current and future capital investments under the STRIDE program are included in the annual base rate revenue adjustment under GRAM.
In August 2016, Atlanta Gas Light filed a petition with the Georgia PSC for approval of a four-year extension of its Integrated System Reinforcement Program (i-SRP) seeking approval to invest an additional $177 million to improve and upgrade its core gas distribution system in years 2017 through 2020. Subsequently, the proposed capital investments associated with the extension of i-SRP were included in the 2017 annual base rate revenue under GRAM approved by the Georgia PSC on February 21, 2017.
See "Base Rate Cases" herein for additional information.
Elizabethtown Gas
In 2013, the New Jersey BPU approved the extension of Elizabethtown Gas' Aging Infrastructure Replacement program, under which Elizabethtown Gas invested $16 million during the first nine months of 2017. Effective July 1, 2017, investments under this program are being recovered through base rate revenues.
Virginia Natural Gas
In March 2016, the Virginia Commission approved an extension to the SAVE program, under which Virginia Natural Gas invested $21 million during the first nine months of 2017.
Florida City Gas
The Florida PSC approved Florida City Gas' SAFE program in 2015. Under the program, Florida City Gas invested $9 million during the first nine months of 2017.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
The initial production of syngas began on July 14, 2016 for gasifier "B" and on September 13, 2016 for gasifier "A." Mississippi Power achieved integrated operation of both gasifiers on January 29, 2017, including the production of electricity from syngas in both combustion turbines. During testing, the plant produced and captured CO2, and produced sulfuric acid and ammonia, each of acceptable quality under the related off-take agreements. However, Mississippi Power experienced numerous challenges during the extended start-up process to achieve integrated operation of the gasifiers on a sustained basis. In May 2017, after achieving these milestones, Mississippi Power determined that a critical system component, the syngas coolers, would need replacement sooner than originally planned, which would require significant lead time and significant cost. In addition, the long-term natural gas price forecast has decreased significantly and the estimated cost of operating and maintaining the facility during the first five full years of operations has increased significantly since certification.
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
Mississippi Power's Kemper IGCC 2010 project estimate totaled $2.97 billion, which included capped costs of $2.4 billion. At the time of project suspension in June 2017, the total cost estimate for the Kemper IGCC was approximately $7.38 billion, including approximately $5.95 billion of costs subject to the construction cost cap, and was net of the $137 million in additional grants from the DOE for the Kemper IGCC (Additional DOE Grants).
Mississippi Power recorded pre-tax charges to income for revisions to the cost estimate above the cost cap for the Kemper IGCC of $196 million ($121 million after tax) in the second quarter through May 31, 2017 and a total of $305 million ($188 million after tax) for year-to-date through May 31, 2017. In the aggregate, Mississippi Power incurred charges of $3.07 billion ($1.89 billion after tax) as a result of changes in the cost estimate above the cost cap for the Kemper IGCC through May 31, 2017. The May 31, 2017 cost estimate included approximately $175 million of estimated costs to be incurred beyond the then-estimated in-service date of June 30, 2017 that were expected to be subject to the $2.88 billion cost cap.
While the ultimate disposition of the gasification portions of the Kemper IGCC remains subject to the Mississippi PSC's jurisdiction, including the potential resolution of the matters addressed in the Kemper IGCC Settlement Docket, given the Mississippi PSC's stated intent regarding no further rate increase for the Kemper County energy facility, cost recovery of the gasification portions is no longer probable; therefore, Mississippi Power recorded an additional charge to income in June 2017 of $2.8 billion ($2.0 billion after tax), which includes estimated costs associated with the gasification portions of the plant and lignite mine. In the third quarter 2017, Mississippi Power recorded an additional charge of $34 million ($21 million after tax) for ongoing project costs during suspension, which includes estimated gasifier-related costs through December 31, 2017 to reflect the Mississippi PSC's schedule for the Kemper IGCC Settlement Docket, as well as mine-related costs and other suspension costs through September 30, 2017. Any extension of the suspension period beyond December 31, 2017 is currently estimated to result in additional suspension costs of approximately $5 million per month. In the event the gasification portions of the project are ultimately canceled, additional pre-tax costs, which include mine and Kemper IGCC plant closure

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

costs and contract termination costs, currently estimated at approximately $100 million to $200 million are expected to be incurred. In the aggregate, Mississippi Power recorded total pre-tax charges to income for the estimated probable losses on the Kemper IGCC totaling $34 million ($21 million after tax) for the third quarter 2017 and $3.2 billion ($2.2 billion after tax) for the nine months ended September 30, 2017.
As of September 30, 2017, Mississippi Power has recorded a total of approximately $1.3 billion in costs associated with the combined cycle portion of the Kemper IGCC. The Kemper combined cycle balances as presented in the condensed balance sheet at September 30, 2017 include $1.1 billion in property, plant, and equipment, net of $80 million in accumulated depreciation; $15 million in materials and supplies; $10 million in other deferred charges and assets; and $113 million in regulatory assets, net of accumulated amortization of $63 million, of which $21 million is included in other regulatory assets, current and $92 million in other regulatory assets, deferred.
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
Mississippi Power reached and filed a settlement agreement on August 21, 2017 with certain parties (not including the Mississippi Public Utilities Staff (MPUS)), which it believes met the conditions of the Kemper Settlement Order. The settlement agreement provides for an annual revenue requirement of $126 million for Kemper IGCC-related costs, which would (i) be effective January 1, 2018, (ii) represent no rate increase for customers, and (iii) include no recovery for the costs associated with the gasifier portion of the Kemper IGCC in 2018 or at any future date. In addition, under the settlement agreement, the CPCN for the Kemper IGCC would be modified to limit the Kemper County energy facility to natural gas combined cycle operation and Mississippi Power would, in the future, file a reserve margin plan with the Mississippi PSC. The Mississippi PSC issued a scheduling order, as amended on October 5, 2017, noting Mississippi Power and the MPUS had failed to reach a joint stipulation and ordering a full hearing. The Mississippi PSC is expected to rule on an order resolving this matter in January 2018.
While the ultimate disposition of the gasification portions of the Kemper IGCC remains subject to the Mississippi PSC's jurisdiction, including the potential resolution of the matters addressed in the Kemper IGCC Settlement Docket, given the Mississippi PSC's stated intent regarding no further rate increase for the Kemper County energy facility, cost recovery of the gasification portions is no longer probable; therefore, Mississippi Power recorded an additional charge to income in June 2017 of $2.8 billion ($2.0 billion after tax), which includes estimated costs

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

associated with the gasification portions of the plant and lignite mine. In the third quarter 2017, Mississippi Power recorded an additional charge of $34 million ($21 million after tax) for ongoing project costs during suspension, which includes estimated gasifier-related costs through December 31, 2017 to reflect the Mississippi PSC's schedule for the Kemper IGCC Settlement Docket, as well as mine-related costs and other suspension costs through September 30, 2017. Any extension of the suspension period beyond December 31, 2017 is currently estimated to result in additional suspension costs of approximately $5 million per month. In the event the gasification portions of the project are ultimately canceled, additional pre-tax costs, which include mine and Kemper IGCC plant closure costs and contract termination costs, currently estimated at approximately $100 million to $200 million are expected to be incurred.
As of September 30, 2017, Mississippi Power has recorded a total of approximately $1.3 billion in costs associated with the combined cycle portion of the Kemper IGCC including transmission and related regulatory assets, of which $0.8 billion is included in retail and wholesale rates. The $0.5 billion not included in current rates includes costs in excess of the original 2010 estimate for the combined cycle portion of the facility, as well as the 15% that was previously contracted to Cooperative Energy. Mississippi Power has calculated the revenue requirements resulting from these remaining costs, using reasonable assumptions for amortization periods, and expects them to be recovered through rates consistent with the Mississippi PSC's requested settlement conditions. The ultimate outcome will be determined by the Mississippi PSC in the Kemper IGCC Settlement Docket proceedings.
Prudence
On August 17, 2016, the Mississippi PSC issued an order establishing a discovery docket to manage all filings related to the prudence of the Kemper IGCC. On October 3, 2016, Mississippi Power made a required compliance filing, which included a review and explanation of differences between the Kemper IGCC project estimate set forth in the 2010 CPCN proceedings and the most recent Kemper IGCC project estimate, as well as comparisons of current cost estimates and current expected plant operational parameters to the estimates presented in the 2010 CPCN proceedings for the first five years after the Kemper IGCC was to be placed in service. Compared to amounts presented in the 2010 CPCN proceedings, operations and maintenance expenses have increased an average of $105 million annually and maintenance capital has increased an average of $44 million annually for the first full five years of operations for the Kemper IGCC. Additionally, while the current estimated operational availability estimates reflect ultimate results similar to those presented in the 2010 CPCN proceedings, the ramp up period for the current estimates reflects a lower starting point and a slower escalation rate. On November 17, 2016, Mississippi Power submitted a supplemental filing to the October 3, 2016 compliance filing to present revised non-fuel operations and maintenance expense projections for the first year after the Kemper IGCC was to be placed in service. This supplemental filing included approximately $68 million in additional estimated operations and maintenance costs expected to be required to support the operations of the Kemper IGCC during that period.
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
2015 Rate Case
On December 3, 2015, the Mississippi PSC issued the In-Service Asset Rate Order adopting in full a stipulation entered into between Mississippi Power and the MPUS regarding the Kemper IGCC assets that were commercially operational and currently providing service to customers (the transmission facilities, combined cycle, natural gas pipeline, and water pipeline) and other related costs. The In-Service Asset Rate Order provided for retail rate recovery of an annual revenue requirement of approximately $126 million, based on Mississippi Power's actual average capital structure, with a maximum common equity percentage of 49.733%, a 9.225% return on common equity, and actual embedded interest costs. The In-Service Asset Rate Order also included a prudence finding of all costs in the stipulated revenue requirement calculation for the in-service assets. The stipulated revenue requirement excluded the costs of the Kemper IGCC related to the 15% undivided interest that was previously projected to be purchased by Cooperative Energy but reserved Mississippi Power's right to seek recovery in a future proceeding. See "Termination of Proposed Sale of Undivided Interest" herein for additional information.
In 2011, the Mississippi PSC authorized Mississippi Power to defer all non-capital Kemper IGCC-related costs to a regulatory asset through the in-service date. In connection with the implementation of the In-Service Asset Order and wholesale rates, Mississippi Power began expensing certain ongoing project costs and certain retail debt carrying costs that previously were deferred and began amortizing certain regulatory assets associated with assets placed in service and consulting and legal fees. The amortization periods for these regulatory assets vary from two years to 10 years as set forth in the In-Service Asset Rate Order and the settlement agreement with wholesale customers. As of September 30, 2017, the balance associated with these regulatory assets was $113 million, of which $21 million is included in current assets. See "FERC Matters" herein for additional information related to the 2016 settlement agreement with wholesale customers.
The In-Service Asset Rate Order requires Mississippi Power to submit an annual true-up calculation of its actual cost of capital, compared to the stipulated total cost of capital, for the May 31, 2016 and 2017 calculations. At September 30, 2017, Mississippi Power's related regulatory liability totaled approximately $10 million.
As required by the In-Service Asset Rate Order, on June 5, 2017, Mississippi Power made a rate filing requesting to adjust the amortization schedules of the regulatory assets reviewed and determined prudent in the In-Service Asset Order in a manner that would not change customer rates or annual revenues. On June 28, 2017, the Mississippi PSC suspended this filing. On July 6, 2017, the Mississippi PSC issued an order requiring Mississippi Power to establish a regulatory liability account to maintain current rates related to the Kemper IGCC following the July 2017 completion of the amortization period for certain regulatory assets approved in the In-Service Asset Rate Order that would allow for subsequent refund if the Mississippi PSC deems the rates unjust and unreasonable. At September 30, 2017, the related regulatory liability totaled $7 million.
2013 MPSC Rate Order
In January 2013, Mississippi Power entered into a settlement agreement with the Mississippi PSC that was intended to establish the process for resolving matters regarding cost recovery related to the Kemper IGCC (2013 Settlement Agreement). Under the 2013 Settlement Agreement, Mississippi Power agreed to limit the portion of prudently-incurred Kemper IGCC costs to be included in retail rate base to the $2.4 billion certificated cost estimate, plus the cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, AFUDC, and certain general exceptions, including change of law, force majeure, and beneficial capital (construction cost increase demonstrated to produce efficiencies that result in a neutral or favorable effect on customers relative to the original proposal for the CPCN) (Cost Cap Exceptions), but excluding AFUDC, and any other costs permitted or determined to be excluded from the $2.88 billion cost cap by the Mississippi PSC. In March 2013, the Mississippi PSC issued a rate

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

order approving retail rate increases of 15% effective March 19, 2013 and 3% effective January 1, 2014, which collectively were designed to collect $156 million annually beginning in 2014 (2013 MPSC Rate Order) to be used to mitigate customer rate impacts after the Kemper IGCC was placed in service, based on a mirror CWIP methodology (Mirror CWIP rate).
On February 12, 2015, the Mississippi Supreme Court reversed the 2013 MPSC Rate Order and, on July 7, 2015, the Mississippi PSC ordered that the Mirror CWIP rate be terminated effective July 20, 2015 and required the fourth quarter 2015 refund of the $342 million previously collected, along with associated carrying costs of $29 million.
Because the 2013 MPSC Rate Order did not provide for the inclusion of CWIP in rate base as permitted by the Baseload Act, Mississippi Power continued to record AFUDC on the Kemper IGCC. Between the original May 2014 estimated in-service date and the June 2017 project suspension date, Mississippi Power recorded $494 million of AFUDC on the Kemper IGCC subject to the $2.88 billion cost cap and Cost Cap Exception amounts, of which $460 million related to the gasification portions of the Kemper IGCC.
Mississippi Power expects the Mississippi PSC to address this matter in connection with the Kemper IGCC Settlement Docket.
Lignite Mine and CO2 Pipeline Facilities
In conjunction with the Kemper IGCC, Mississippi Power owns the lignite mine and equipment and mineral reserves located around the Kemper IGCC site. The mine started commercial operation in June 2013.
In 2010, Mississippi Power executed a 40-year management fee contract with Liberty Fuels Company, LLC (Liberty Fuels), a wholly-owned subsidiary of The North American Coal Corporation, which developed, constructed, and is responsible for the mining operations through the end of the mine reclamation. As the mining permit holder, Liberty Fuels has a legal obligation to perform mine reclamation and Mississippi Power has a contractual obligation to fund all reclamation activities. In addition to the obligation to fund the reclamation activities, Mississippi Power provides working capital support to Liberty Fuels through cash advances for capital purchases, payroll, and other operating expenses. During the suspension period, these costs are approximately $2 million per month and are being recognized in income as incurred. See Note 1 to the financial statements of Mississippi Power under "Asset Retirement Obligations and Other Costs of Removal" and "Variable Interest Entities" in Item 8 of the Form 10-K for additional information.
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
Termination of Proposed Sale of Undivided Interest
In 2010 and as amended in 2012, Mississippi Power and Cooperative Energy (formerly known as SMEPA) entered into an agreement whereby Cooperative Energy agreed to purchase a 15% undivided interest in the Kemper IGCC. On May 20, 2015, Cooperative Energy notified Mississippi Power of its termination of the agreement. Mississippi Power previously received a total of $275 million of deposits from Cooperative Energy that were required to be returned to Cooperative Energy with interest. On June 3, 2015, Southern Company, pursuant to its guarantee obligation, returned approximately $301 million to Cooperative Energy. Subsequently, Mississippi Power issued a promissory note in the aggregate principal amount of approximately $301 million to Southern Company, which was repaid in June 2017.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Litigation
On April 26, 2016, a complaint against Mississippi Power was filed in Harrison County Circuit Court (Circuit Court) by Biloxi Freezing & Processing Inc., Gulfside Casino Partnership, and John Carlton Dean, which was amended and refiled on July 11, 2016 to include, among other things, Southern Company as a defendant. The individual plaintiff alleges that Mississippi Power and Southern Company violated the Mississippi Unfair Trade Practices Act. All plaintiffs have alleged that Mississippi Power and Southern Company concealed, falsely represented, and failed to fully disclose important facts concerning the cost and schedule of the Kemper IGCC and that these alleged breaches have unjustly enriched Mississippi Power and Southern Company. The plaintiffs seek unspecified actual damages and punitive damages; ask the Circuit Court to appoint a receiver to oversee, operate, manage, and otherwise control all affairs relating to the Kemper IGCC; ask the Circuit Court to revoke any licenses or certificates authorizing Mississippi Power or Southern Company to engage in any business related to the Kemper IGCC in Mississippi; and seek attorney's fees, costs, and interest. The plaintiffs also seek an injunction to prevent any Kemper IGCC costs from being charged to customers through electric rates. On June 23, 2017, the Circuit Court ruled in favor of motions by Southern Company and Mississippi Power and dismissed the case. On July 7, 2017, the plaintiffs filed notice of an appeal.
On June 9, 2016, Treetop, Greenleaf CO2 Solutions, LLC (Greenleaf), Tenrgys, LLC, Tellus Energy, LLC, WCOA, LLC, and Tellus Operating Group filed a complaint against Mississippi Power, Southern Company, and SCS in the state court in Gwinnett County, Georgia. The complaint relates to the cancelled CO2 contract with Treetop and alleges fraudulent misrepresentation, fraudulent concealment, civil conspiracy, and breach of contract on the part of Mississippi Power, Southern Company, and SCS and seeks compensatory damages of $100 million, as well as unspecified punitive damages. Southern Company, Mississippi Power, and SCS moved to compel arbitration pursuant to the terms of the CO2 contract, which the court granted on May 4, 2017. On June 28, 2017, Treetop, Greenleaf, Tenrgys, LLC, Tellus Energy, LLC, WCOA, LLC, and Tellus Operating Group filed a claim for arbitration requesting $500 million in damages.
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
Baseload Act
In 2008, the Baseload Act was signed by the Governor of Mississippi. The Baseload Act authorizes, but does not require, the Mississippi PSC to adopt a cost recovery mechanism that includes in retail base rates, prior to and during construction, all or a portion of the prudently-incurred pre-construction and construction costs incurred by a utility in constructing a base load electric generating plant. Prior to the passage of the Baseload Act, such costs would traditionally be recovered only after the plant was placed in service. The Baseload Act also provides for periodic prudence reviews by the Mississippi PSC and prohibits the cancellation of any such generating plant without the approval of the Mississippi PSC. In the event of cancellation of the construction of the plant without approval of the Mississippi PSC, the Baseload Act authorizes the Mississippi PSC to make a public interest determination as to whether and to what extent the utility will be afforded rate recovery or implement credits, refunds, or rebates to customers for costs incurred in connection with such cancelled generating plant.
Income Tax Matters
See Note 3 to the financial statements of Southern Company and Mississippi Power under "Integrated Coal Gasification Combined Cycle – Bonus Depreciation," " – Investment Tax Credits," and " – Section 174 Research and Experimental Deduction" in Item 8 of the Form 10-K and Note (G) under "Section 174 Research and Experimental Deduction" for additional information on bonus depreciation, investment tax credits, and the Section 174 research and experimental deduction.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Bonus Depreciation
All projected tax benefits previously received for bonus depreciation related to the Kemper IGCC were repaid in connection with third quarter 2017 estimated tax payments. If the suspension of the Kemper IGCC start-up activities ultimately results in an abandonment for income tax purposes, the related deduction would be claimed in the year of the abandonment. See Note (G) for additional information. The ultimate outcome of this matter cannot be determined at this time.
Section 174 Research and Experimental Deduction
Southern Company, on behalf of Mississippi Power, has reflected deductions for research and experimental (R&E) expenditures related to the Kemper IGCC in its federal income tax calculations since 2013 and filed amended federal income tax returns for 2008 through 2013 to also include such deductions. In December 2016, Southern Company and the IRS reached a proposed settlement, which was approved on September 8, 2017 by the U.S. Congress Joint Committee on Taxation, resolving a methodology for these deductions. See Note (G) for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(C)	FAIR VALUE MEASUREMENTS
As of September 30, 2017, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using:
As of September 30, 2017:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)(b)	$231	$184	$—	$—	$415
Interest rate derivatives	—	5	—	—	5
Foreign currency derivatives	—	103	—	—	103
Nuclear decommissioning trusts(c)	752	1,004	—	26	1,782
Cash equivalents	1,271	—	—	—	1,271
Other investments	9	—	1	—	10
Total	$2,263	$1,296	$1	$26	$3,586
Liabilities:
Energy-related derivatives(a)(b)	$265	$146	$—	$—	$411
Interest rate derivatives	—	24	—	—	24
Foreign currency derivatives	—	23	—	—	23
Contingent consideration	—	—	20	—	20
Total	$265	$193	$20	$—	$478

Alabama Power
Assets:
Energy-related derivatives	$—	$9	$—	$—	$9
Nuclear decommissioning trusts:(d)
Domestic equity	422	81	—	—	503
Foreign equity	60	57	—	—	117
U.S. Treasury and government agency securities	—	27	—	—	27
Corporate bonds	19	150	—	—	169
Mortgage and asset backed securities	—	18	—	—	18
Private Equity	—	—	—	26	26
Other	—	8	—	—	8
Cash equivalents	808	—	—	—	808
Total	$1,309	$350	$—	$26	$1,685
Liabilities:
Energy-related derivatives	$—	$7	$—	$—	$7

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
As of September 30, 2017:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Georgia Power
Assets:
Energy-related derivatives	$—	$18	$—	$—	$18
Interest rate derivatives	—	1	—	—	1
Nuclear decommissioning trusts:(d) (e)
Domestic equity	235	1	—	—	236
Foreign equity	—	156	—	—	156
U.S. Treasury and government agency securities	—	225	—	—	225
Municipal bonds	—	64	—	—	64
Corporate bonds	—	160	—	—	160
Mortgage and asset backed securities	—	38	—	—	38
Other	16	19	—	—	35
Cash equivalents	112	—	—	—	112
Total	$363	$682	$—	$—	$1,045
Liabilities:
Energy-related derivatives	$—	$11	$—	$—	$11
Interest rate derivatives	—	3	—	—	3
Total	$—	$14	$—	$—	$14

Gulf Power
Assets:
Cash equivalents	$21	$—	$—	$—	$21
Liabilities:
Energy-related derivatives	$—	$22	$—	$—	$22

Mississippi Power
Assets:
Energy-related derivatives	$—	$3	$—	$—	$3
Interest rate derivatives	—	2	—	—	2
Cash equivalents	209	—	—	—	209
Total	$209	$5	$—	$—	$214
Liabilities:
Energy-related derivatives	$—	$7	$—	$—	$7

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
As of September 30, 2017:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Power
Assets:
Energy-related derivatives	$—	$9	$—	$—	$9
Foreign currency derivatives	—	103	—	—	103
Cash equivalents	90	—	—	—	90
Total	$90	$112	$—	$—	$202
Liabilities:
Energy-related derivatives	$—	$4	$—	$—	$4
Foreign currency derivatives	—	23	—	—	23
Contingent consideration	—	—	20	—	20
Total	$—	$27	$20	$—	$47

Southern Company Gas
Assets:
Energy-related derivatives(a)(b)	$231	$145	$—	$—	$376
Liabilities:
Energy-related derivatives(a)(b)	$265	$95	$—	$—	$360

(a)	Excludes $13 million associated with certain weather derivatives accounted for based on intrinsic value rather than fair value.

(b)	Excludes cash collateral of $76 million.

(c)	For additional detail, see the nuclear decommissioning trusts sections for Alabama Power and Georgia Power in this table.

(d)	Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies.

(e)
Includes the investment securities pledged to creditors and collateral received and excludes payables related to the securities lending program. As of September 30, 2017, approximately $66 million of the fair market value of Georgia Power's nuclear decommissioning trust funds' securities were on loan to creditors under the funds' managers' securities lending program.

Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. The fair value of the funds at Southern Company, including reinvested interest and dividends and excluding the funds' expenses, increased by $50 million and $168 million, respectively, for the three and nine months ended September 30, 2017, and by $49 million and $116 million, respectively, for the three and nine months ended September 30, 2016. Alabama Power recorded increases in fair value of $25 million and $87 million, respectively, for the three and nine months ended September 30, 2017 and $26 million and $66 million, respectively, for the three and nine months ended September 30, 2016 as a change in regulatory liabilities related to its AROs. Georgia Power recorded increases in fair value of $25 million and $81 million, respectively, for the three and nine months ended September 30, 2017 and $23 million and $50 million, respectively, for the three and nine months ended September 30, 2016 as a change in its regulatory asset related to its AROs.
Valuation Methodologies
The energy-related derivatives primarily consist of exchange-traded and over-the-counter financial products for natural gas and physical power products, including, from time to time, basis swaps. These are standard products used within the energy industry and are valued using the market approach. The inputs used are mainly from

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
As of September 30, 2017, the fair value measurements of private equity investments held in the nuclear decommissioning trust that are calculated at net asset value per share (or its equivalent) as a practical expedient, as well as the nature and risks of those investments, were as follows:

As of September 30, 2017:	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
	(in millions)
Southern Company	$26	$24	Not Applicable	Not Applicable
Alabama Power	$26	$24	Not Applicable	Not Applicable
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

As of September 30, 2017, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Carrying Amount	Fair Value
	(in millions)
Long-term debt, including securities due within one year:
Southern Company	$47,269	$49,348
Alabama Power	$7,404	$8,031
Georgia Power	$11,713	$12,237
Gulf Power	$1,292	$1,352
Mississippi Power	$2,123	$2,117
Southern Power	$5,810	$5,916
Southern Company Gas	$5,862	$6,230
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

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(in millions)
As reported shares	1,003	968	998	940
Effect of options and performance share award units	7	7	7	5
Diluted shares	1,010	975	1,005	945
Stock options and performance share award units that were not included in the diluted earnings per share calculation because they were anti-dilutive were immaterial for the three and nine months ended September 30, 2017 and 2016.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Changes in Stockholders' Equity
The following table presents year-to-date changes in stockholders' equity of Southern Company:

	Number of Common Shares		Common Stockholders' Equity	Preferred and Preference Stock of Subsidiaries		Total Stockholders' Equity
	Issued	Treasury			Noncontrolling Interests(*)
	(in thousands)		(in millions)
Balance at December 31, 2016	991,213	(819)	$24,758	$609	$1,245	$26,612
Consolidated net income attributable to Southern Company	—	—	347	—	—	347
Other comprehensive income (loss)	—	—	(2)	—	—	(2)
Stock issued	13,308	—	613	—	—	613
Stock-based compensation	—	—	97	—	—	97
Cash dividends on common stock	—	—	(1,716)	—	—	(1,716)
Preference stock redemption	—	—	—	(150)	—	(150)
Contributions from noncontrolling interests	—	—	—	—	77	77
Distributions to noncontrolling interests	—	—	—	—	(87)	(87)
Net income attributable to noncontrolling interests	—	—	—	—	45	45
Reclassification from redeemable noncontrolling interests	—	—	—	—	114	114
Other	—	(75)	(15)	3	1	(11)
Balance at September 30, 2017	1,004,521	(894)	$24,082	$462	$1,395	$25,939

Balance at December 31, 2015	915,073	(3,352)	$20,592	$609	$781	$21,982
Consolidated net income attributable to Southern Company	—	—	2,251	—	—	2,251
Other comprehensive income (loss)	—	—	(95)	—	—	(95)
Stock issued	65,725	2,599	3,265	—	—	3,265
Stock-based compensation	—	—	94	—	—	94
Cash dividends on common stock	—	—	(1,553)	—	—	(1,553)
Contributions from noncontrolling interests	—	—	—	—	357	357
Distributions to noncontrolling interests	—	—	—	—	(21)	(21)
Purchase of membership interests from noncontrolling interests	—	—	—	—	(129)	(129)
Net income attributable to noncontrolling interests	—	—	—	—	36	36
Other	—	(46)	(7)	—	—	(7)
Balance at September 30, 2016	980,798	(799)	$24,547	$609	$1,024	$26,180

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
Going Concern
As of September 30, 2017, Mississippi Power's current liabilities exceeded current assets by approximately $769 million primarily due to approximately $935 million that will be required through September 30, 2018 to fund maturities of long-term debt and $4 million that will be required to fund maturities of short-term debt. In addition, Mississippi Power has $40 million of tax-exempt variable rate demand obligations that are supported by short-term credit facilities and $50 million of fixed rate pollution control revenue bonds that are required to be remarketed over the next 12 months. Mississippi Power intends to utilize operating cash flows, lines of credit, and bank term loans, as market conditions permit, as well as, under certain circumstances, commercial paper and/or equity contributions and/or loans from Southern Company to fund Mississippi Power's short-term capital needs. Specifically, Mississippi Power has been informed by Southern Company that in the event sufficient funds are not available from external sources, Southern Company intends to provide Mississippi Power with loans and/or equity contributions sufficient to fund the remaining indebtedness scheduled to mature and other cash needs over the next 12 months. Therefore, Mississippi Power's financial statement presentation contemplates continuation of Mississippi Power as a going concern as a result of Southern Company's anticipated ongoing financial support of Mississippi Power. For additional information, see Notes 1 and 6 to the financial statements of Mississippi Power under "Recently Issued Accounting Standards" and "Going Concern," respectively, in Item 8 of the Form 10-K and Note (B) under "Integrated Coal Gasification Combined Cycle."
DOE Loan Guarantee Borrowings
See Note 6 to the financial statements of Southern Company and Georgia Power in Item 8 of the Form 10-K for additional information regarding Georgia Power's Loan Guarantee Agreement with the DOE and related multi-advance term loan facility (FFB Credit Facility) with the FFB.
On July 27, 2017, Georgia Power entered into an amendment to the Loan Guarantee Agreement (LGA Amendment) in connection with the DOE's consent to Georgia Power's entry into the Services Agreement and the related intellectual property licenses (IP Licenses).
Under the terms of the Loan Guarantee Agreement, upon termination of the Vogtle 3 and 4 Agreement, further advances are conditioned upon the DOE's approval of any agreements entered into in replacement of the Vogtle 3 and 4 Agreement. Under the terms of the LGA Amendment, Georgia Power will not request any advances unless and until such time as Georgia Power has (i) completed the cost-to-complete and cancellation cost assessments prepared as a result of the bankruptcy of the EPC Contractor (Cost Assessments) and made a determination to continue construction of Plant Vogtle Units 3 and 4, (ii) delivered to the DOE an updated project schedule, construction budget, and other information, (iii) entered into one or more agreements with a construction contractor or contractors that will be primarily responsible for construction of Plant Vogtle Units 3 and 4 and such agreements have been approved by the DOE (together with the Services Agreement and the IP Licenses, the Replacement EPC Arrangements), and (iv) entered into a further amendment to the Loan Guarantee Agreement with the DOE to reflect the Replacement EPC Arrangements.
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
In addition to the conditions described above, future advances are subject to satisfaction of customary conditions, as well as certification of compliance with the requirements of the Title XVII Loan Guarantee Program, accuracy of project-related representations and warranties, delivery of updated project-related information, absence of liens on Georgia Power's ownership interest in Plant Vogtle Units 3 and 4 other than permitted liens, evidence of compliance with the prevailing wage requirements of the Davis-Bacon Act of 1931, as amended, and certification from the DOE's consulting engineer that proceeds of the advances are used to reimburse Eligible Project Costs.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
On September 28, 2017, the DOE issued a conditional commitment to Georgia Power for up to approximately $1.67 billion of additional guaranteed loans under the Loan Guarantee Agreement. Final approval and issuance of these additional loan guarantees by the DOE cannot be assured and are subject to the negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions.
See Note (B) under "Regulatory Matters – Georgia Power – Nuclear Construction" for additional information regarding Plant Vogtle Units 3 and 4.
Bank Credit Arrangements
Bank credit arrangements provide liquidity support to the registrants' commercial paper borrowings and the traditional electric operating companies' pollution control revenue bonds. The amount of variable rate pollution control revenue bonds of the traditional electric operating companies outstanding requiring liquidity support as of September 30, 2017 was approximately $1.5 billion (comprised of approximately $854 million at Alabama Power, $550 million at Georgia Power, $82 million at Gulf Power, and $40 million at Mississippi Power). In June 2017, Georgia Power remarketed $318 million of variable rate pollution control bonds in index rate modes, reducing the liquidity support utilized under Georgia Power's bank credit arrangement. In addition, at September 30, 2017, the traditional electric operating companies had approximately $699 million (comprised of approximately $509 million at Georgia Power, $140 million at Gulf Power, and $50 million at Mississippi Power) of pollution control revenue bonds outstanding that were required to be remarketed within the next 12 months. Subsequent to September 30, 2017, $40 million of these pollution control revenue bonds of Georgia Power which were in an index rate mode were remarketed to the public in a long-term fixed rate mode. See Note 6 to the financial statements of each registrant under "Bank Credit Arrangements" in Item 8 of the Form 10-K and "Financing Activities" herein for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The following table outlines the committed credit arrangements by company as of September 30, 2017:

	Expires							Executable Term Loans		Expires Within One Year
Company	2017	2018	2019	2020	2022	Total	Unused	One Year	Two Years	Term Out	No Term Out
	(in millions)
Southern Company(a)	$—	$—	$—	$—	$2,000	$2,000	$2,000	$—	$—	$—	$—
Alabama Power	—	35	—	500	800	1,335	1,335	—	—	—	35
Georgia Power	—	—	—	—	1,750	1,750	1,732	—	—	—	—
Gulf Power	30	195	25	30	—	280	280	45	—	—	40
Mississippi Power	100	—	—	—	—	100	100	—	—	—	100
Southern Power Company(b)	—	—	—	—	750	750	728	—	—	—	—
Southern Company Gas(c)	—	—	—	—	1,900	1,900	1,861	—	—	—	—
Other	—	30	—	—	—	30	30	20	—	20	10
Southern Company Consolidated	$130	$260	$25	$530	$7,200	$8,145	$8,066	$65	$—	$20	$185

(a)	Represents the Southern Company parent entity.

(b)
Does not include Southern Power's $120 million continuing letter of credit facility for standby letters of credit expiring in 2019, of which $111 million has been used for letters of credit and $9 million remains unused at September 30, 2017.

(c)
Southern Company Gas, as the parent entity, guarantees the obligations of Southern Company Gas Capital, which is the borrower of $1.2 billion of these arrangements. Southern Company Gas' committed credit arrangements also include $700 million for which Nicor Gas is the borrower and which is restricted for working capital needs of Nicor Gas.

As reflected in the table above, in May 2017, Southern Company, Alabama Power, Georgia Power, and Southern Power Company each amended certain of their multi-year credit arrangements, which, among other things, extended the maturity dates from 2020 to 2022. Southern Company and Southern Power Company increased their borrowing ability under these arrangements to $2.0 billion from $1.25 billion and to $750 million from $600 million, respectively. Southern Company also terminated its $1.0 billion facility maturing in 2018. Also in May 2017, Southern Company Gas Capital and Nicor Gas terminated their existing credit arrangements for $1.3 billion and $700 million, respectively, which were to mature in 2017 and 2018, and entered into a new multi-year credit arrangement currently allocated for $1.2 billion and $700 million, respectively, with a maturity date of 2022. Pursuant to the new multi-year credit arrangement, the allocations may be adjusted. In September 2017, Alabama Power amended its $500 million multi-year credit arrangement, which, among other things, extended the maturity date from 2018 to 2020.
Subject to applicable market conditions, Southern Company and its subsidiaries expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, Southern Company and its subsidiaries may extend the maturity dates and/or increase or decrease the lending commitments thereunder.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Financing Activities
The following table outlines the long-term debt financing activities for Southern Company and its subsidiaries for the first nine months of 2017:

Company	Senior Note Issuances	Senior Note Maturities and Redemptions	Revenue Bond Maturities, Redemptions, and Repurchases	Other Long-Term Debt Issuances	Other Long-Term Debt Redemptions and Maturities(a)
	(in millions)
Southern Company(b)	$300	$400	$—	$500	$400
Alabama Power	550	200	36	—	—
Georgia Power	1,350	450	65	370	13
Gulf Power	300	85	—	6	—
Mississippi Power	—	—	—	40	893
Southern Power	—	—	—	43	4
Southern Company Gas(c)	450	—	—	200	22
Other	—	—	—	—	12
Elimination(d)	—	—	—	(40)	(599)
Southern Company Consolidated	$2,950	$1,135	$101	$1,119	$745

(a)	Includes reductions in capital lease obligations resulting from cash payments under capital leases.

(b)	Represents the Southern Company parent entity.

(c)	The senior notes were issued by Southern Company Gas Capital and guaranteed by the Southern Company Gas parent entity. Other long-term debt issued represents first mortgage bonds issued by Nicor Gas.

(d)
Includes intercompany loans from Southern Company to Mississippi Power and reductions in affiliate capital lease obligations at Georgia Power. These transactions are eliminated in Southern Company's Consolidated Financial Statements.

Southern Company
In June 2017, Southern Company issued $500 million aggregate principal amount of Series 2017A 5.325% Junior Subordinated Notes due June 21, 2057 and $300 million aggregate principal amount of Series 2017A Floating Rate Senior Notes due September 30, 2020, which bear interest at a floating rate based on three-month LIBOR. The proceeds were used to repay short-term indebtedness and for other general corporate purposes.
Also in June 2017, Southern Company entered into two $100 million aggregate principal amount floating rate bank term loan agreements, which mature on June 21, 2018 and June 29, 2018 and bear interest based on one-month LIBOR. The proceeds were used for working capital and other general corporate purposes.
In August 2017, Southern Company borrowed $250 million pursuant to an uncommitted bank credit arrangement, which bears interest at a rate agreed upon by Southern Company and the bank from time to time and is payable on no less than 30 days' demand by the bank. The proceeds were used for working capital and other general corporate purposes.
Alabama Power
In March 2017, Alabama Power issued $550 million aggregate principal amount of Series 2017A 2.45% Senior Notes due March 30, 2022. The proceeds were used to repay Alabama Power's short-term indebtedness and for general corporate purposes, including Alabama Power's continuous construction program.
In September 2017, Alabama Power issued 10 million shares ($250 million aggregate stated capital) of 5.00% Class A Preferred Stock, Cumulative, Par Value $1 Per Share (Stated Capital $25 Per Share). The proceeds were used in

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

October 2017 to redeem all 2 million shares ($50 million aggregate stated capital) of Alabama Power's 6.50% Series Preference Stock, 6 million shares ($150 million aggregate stated capital) of Alabama Power's 6.45% Series Preference Stock, and 1.52 million shares ($38 million aggregate stated capital) of Alabama Power's 5.83% Class A Preferred Stock and for other general corporate purposes, including Alabama Power's continuous construction program.
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
In April 2017, Georgia Power purchased and held $27 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Fifth Series 1995. Subsequent to September 30, 2017, Georgia Power remarketed these bonds to the public.
In June 2017, Georgia Power entered into three floating rate bank loans in aggregate principal amounts of $50 million, $150 million, and $100 million, with maturity dates of December 1, 2017, May 31, 2018, and June 28, 2018, respectively, which bear interest based on one-month LIBOR. Also in June 2017, Georgia Power borrowed $500 million pursuant to an uncommitted bank credit arrangement, which bears interest at a rate agreed upon by Georgia Power and the bank from time to time and is payable on no less than 30 days' demand by the bank. The proceeds from these bank loans were used to repay a portion of Georgia Power's existing indebtedness and for working capital and other general corporate purposes, including Georgia Power's continuous construction program.
In August 2017, Georgia Power repaid $250 million of the $500 million aggregate principal amount outstanding pursuant to its uncommitted bank credit arrangement. Also in August 2017, Georgia Power amended its $100 million floating rate bank loan to extend the maturity date from June 28, 2018 to October 26, 2018.
Also in August 2017, Georgia Power issued $500 million aggregate principal amount of Series 2017C 2.00% Senior Notes due September 8, 2020. The proceeds were used to repay Georgia Power's $50 million floating rate bank loan due December 1, 2017 and outstanding commercial paper borrowings and for general corporate purposes.
Also in August 2017, Georgia Power purchased and held $38 million aggregate principal amount of Development Authority of Bartow County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Bowen Project), First Series 1997. Subsequent to September 30, 2017, Georgia Power remarketed these bonds to the public.
In September 2017, Georgia Power issued $270 million aggregate principal amount of Series 2017A 5.00% Junior Subordinated Notes due October 1, 2077. The proceeds were used in October 2017 to redeem all 1.8 million shares ($45 million aggregate liquidation amount) of Georgia Power's 6.125% Series Class A Preferred Stock and 2.25 million shares ($225 million aggregate liquidation amount) of Georgia Power's 6.50% Series 2007A Preference Stock.
Gulf Power
In March 2017, Gulf Power extended the maturity of a $100 million short-term floating rate bank loan bearing interest based on one-month LIBOR from April 2017 to October 2017 and subsequently repaid the loan in May 2017.
In May 2017, Gulf Power issued $300 million aggregate principal amount of Series 2017A 3.30% Senior Notes due May 30, 2027. The proceeds, together with other funds, were used to repay at maturity $85 million aggregate principal amount of Series 2007A 5.90% Senior Notes due June 15, 2017; to repay outstanding commercial paper borrowings; to repay a $100 million short-term floating rate bank loan, as discussed above; and to redeem, in June 2017, 550,000 shares ($55 million aggregate liquidation amount) of Gulf Power's 6.00% Series Preference Stock, 450,000 shares ($45 million aggregate liquidation amount) of Gulf Power's Series 2007A 6.45% Preference Stock,

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

and 500,000 shares ($50 million aggregate liquidation amount) of Gulf Power's Series 2013A 5.60% Preference Stock.
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
In August 2017, Mississippi Power repaid a $12.5 million short-term bank note.
In September 2017, Mississippi Power issued a floating rate promissory note to Southern Company in an aggregate principal amount of up to $150 million bearing interest based on one-month LIBOR. Mississippi Power borrowed $109 million under this promissory note primarily to satisfy its federal income tax obligations for the quarter ending September 30, 2017 and subsequently repaid the promissory note upon receipt of its income tax refund from the U.S. federal government related to the settlement concerning deductible R&E expenditures. See Note (G) under "Section 174 Research and Experimental Deduction" for additional information.
Southern Power
In September 2017, Southern Power amended its $60 million aggregate principal amount floating rate bank loan to, among other things, increase the aggregate principal amount to $100 million and extend the maturity date from September 2017 to October 2018. The additional $40 million of proceeds were used to repay existing indebtedness and for other general corporate purposes.
Southern Company Gas
In May 2017, Southern Company Gas Capital issued $450 million aggregate principal amount of Series 2017A 4.40% Senior Notes due May 30, 2047. The proceeds were used to repay Southern Company Gas' short-term indebtedness and for general corporate purposes.
In July 2017, Nicor Gas agreed to issue $400 million aggregate principal amount of first mortgage bonds in a private placement. On August 10, 2017, Nicor Gas issued $100 million aggregate principal amount of First Mortgage Bonds 3.03% Series due August 10, 2027 and $100 million aggregate principal amount of First Mortgage Bonds 3.62% Series due August 10, 2037. The proceeds were used to repay short-term indebtedness incurred under the Nicor Gas commercial paper program and for other working capital needs. The remaining $200 million is expected to be issued in November 2017.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Components of the net periodic benefit costs for the three and nine months ended September 30, 2017 and 2016 are presented in the following tables.

Pension Plans	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
Three Months Ended September 30, 2017
Service cost	$73	$15	$19	$3	$4
Interest cost	114	25	34	5	5
Expected return on plan assets	(224)	(49)	(71)	(10)	(9)
Amortization:
Prior service costs	3	1	—	—	—
Net (gain)/loss	41	10	15	2	1
Net periodic pension cost (income)	$7	$2	$(3)	$—	$1
Nine Months Ended September 30, 2017
Service cost	$220	$47	$56	$10	$11
Interest cost	341	73	103	15	15
Expected return on plan assets	(673)	(147)	(212)	(29)	(29)
Amortization:
Prior service costs	9	2	2	—	1
Net (gain)/loss	122	31	43	5	5
Net periodic pension cost (income)	$19	$6	$(8)	$1	$3
Three Months Ended September 30, 2016
Service cost	$68	$14	$17	$3	$3
Interest cost	110	23	34	5	4
Expected return on plan assets	(203)	(46)	(64)	(9)	(9)
Amortization:
Prior service costs	3	1	1	—	1
Net (gain)/loss	45	10	14	2	2
Net periodic pension cost	$23	$2	$2	$1	$1
Nine Months Ended September 30, 2016
Service cost	$192	$43	$52	$9	$9
Interest cost	311	71	102	14	14
Expected return on plan assets	(577)	(138)	(193)	(26)	(26)
Amortization:
Prior service costs	10	2	4	1	1
Net (gain)/loss	120	30	41	5	5
Net periodic pension cost	$56	$8	$6	$3	$3

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Pension Plans	Southern Company Gas
(in millions)
Successor – Three Months Ended September 30, 2017
Service cost	$6
Interest cost	10
Expected return on plan assets	(18)
Amortization of net (gain)/loss	5
Net periodic pension cost	$3
Successor – Nine Months Ended September 30, 2017
Service cost	$17
Interest cost	30
Expected return on plan assets	(53)
Amortization:
Prior service costs	(1)
Net (gain)/loss	15
Net periodic pension cost	$8
Successor – July 1, 2016 through September 30, 2016
Service cost	$7
Interest cost	10
Expected return on plan assets	(17)
Amortization of regulatory asset	6
Net periodic pension cost	$6

Predecessor – January 1, 2016 through June 30, 2016
Service cost	$13
Interest cost	21
Expected return on plan assets	(33)
Amortization:
Prior service costs	(1)
Net (gain)/loss	13
Net periodic pension cost	$13

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Postretirement Benefits	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
Three Months Ended September 30, 2017
Service cost	$6	$1	$2	$—	$—
Interest cost	19	4	6	1	1
Expected return on plan assets	(16)	(5)	(6)	—	—
Amortization:
Prior service costs	2	1	—	—	—
Net (gain)/loss	3	—	3	—	—
Net periodic postretirement benefit cost	$14	$1	$5	$1	$1
Nine Months Ended September 30, 2017
Service cost	$18	$4	$5	$1	$1
Interest cost	59	13	21	2	3
Expected return on plan assets	(49)	(19)	(18)	(1)	(1)
Amortization:
Prior service costs	5	3	1	—	—
Net (gain)/loss	10	1	6	—	—
Net periodic postretirement benefit cost	$43	$2	$15	$2	$3
Three Months Ended September 30, 2016
Service cost	$6	$1	$2	$—	$—
Interest cost	20	5	7	1	—
Expected return on plan assets	(16)	(6)	(6)	—	—
Amortization:
Prior service costs	1	1	—	—	—
Net (gain)/loss	5	—	3	—	1
Net periodic postretirement benefit cost	$16	$1	$6	$1	$1
Nine Months Ended September 30, 2016
Service cost	$17	$4	$5	$1	$1
Interest cost	55	14	22	2	2
Expected return on plan assets	(44)	(19)	(17)	(1)	(1)
Amortization:
Prior service costs	4	3	1	—	—
Net (gain)/loss	12	1	7	—	1
Net periodic postretirement benefit cost	$44	$3	$18	$2	$3

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Postretirement Benefits	Southern Company Gas
(in millions)
Successor – Three Months Ended September 30, 2017
Service cost	$1
Interest cost	3
Expected return on plan assets	(2)
Amortization:
Prior service costs	(1)
Net (gain)/loss	1
Net periodic postretirement benefit cost	$2
Successor – Nine Months Ended September 30, 2017
Service cost	$2
Interest cost	8
Expected return on plan assets	(5)
Amortization:
Prior service costs	(2)
Net (gain)/loss	3
Net periodic postretirement benefit cost	$6
Successor – July 1, 2016 through September 30, 2016
Service cost	$1
Interest cost	2
Expected return on plan assets	(2)
Amortization of regulatory asset	1
Net periodic postretirement benefit cost	$2

Predecessor – January 1, 2016 through June 30, 2016
Service cost	$1
Interest cost	5
Expected return on plan assets	(3)
Amortization:
Prior service costs	(1)
Net (gain)/loss	2
Net periodic postretirement benefit cost	$4

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(G)	INCOME TAXES
See Note 5 to the financial statements of each registrant in Item 8 of the Form 10-K for additional tax information.
Current and Deferred Income Taxes
Tax Credit Carryforwards
Southern Company had federal ITC and PTC carryforwards (primarily related to Southern Power) totaling $1.9 billion as of September 30, 2017 compared to $1.8 billion as of December 31, 2016.
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
Valuation Allowances
At September 30, 2017, valuation allowances were as follows:

	Mississippi Power	Southern Company Gas	Southern Company
	(in millions)
Federal	$—	$18	$18
State (net of federal benefit)	46	1	64
Balance at September 30, 2017	$46	$19	$82
Southern Company had valuation allowances, net of the federal benefit, of $82 million at September 30, 2017 compared to $21 million at December 31, 2016. The increase was primarily due to Mississippi Power's projected inability to utilize the State of Mississippi net operating loss.
Effective Tax Rate
Southern Company
Southern Company's effective tax rate is typically lower than the statutory rate due to employee stock plans' dividend deduction, non-taxable AFUDC equity, and federal income tax benefits from ITCs and PTCs.
Southern Company's effective tax rate was 42.6% for the nine months ended September 30, 2017 compared to 28.3% for the corresponding period in 2016. The effective tax rate increase was primarily due to the estimated probable losses on the Kemper IGCC, net of the non-deductible AFUDC equity portion. Other factors include a decrease in tax benefits from solar ITCs and an increase in state valuation allowances, partially offset by an increase in tax benefits from wind PTCs.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Mississippi Power
Mississippi Power's effective tax (benefit) rate was (30.3)% for the nine months ended September 30, 2017 compared to (282.8)% for the corresponding period in 2016. The effective tax rate increase was primarily due to the estimated probable losses on the Kemper IGCC, net of the non-deductible AFUDC equity portion and the related state valuation allowances.
Southern Power
Southern Power's effective tax (benefit) rate was (66.5)% for the nine months ended September 30, 2017 compared to (88.9)% for the corresponding period in 2016. The effective tax rate increase was primarily due to a decrease in tax benefits from solar ITCs, partially offset by additional wind PTCs and state apportionment rate changes.
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
During the third quarter 2017, Southern Power began a legal entity reorganization of various direct and indirect subsidiaries that own and operate solar facilities, including certain subsidiaries owned in partnership with various third parties. Southern Power's ownership interests in the various solar entities and facilities will not be affected by the reorganization. The reorganization is expected to result in estimated tax benefits totaling approximately $40 million that will be recorded in the fourth quarter 2017 related to certain changes in state apportionment rates and net operating loss carryforward utilization. The ultimate outcome of this matter cannot be determined at this time.
Southern Company Gas
Southern Company Gas' effective tax rate was 43.4% for the successor nine months ended September 30, 2017 compared to 60.3% for the successor period of July 1, 2016 through September 30, 2016 and 37.6% for the predecessor period of January 1, 2016 through June 30, 2016. The effective tax rate for the successor year-to-date 2017 was impacted by State of Illinois tax legislation enacted during July 2017, the allocation of new tax apportionment factors in several states for the inclusion of Southern Company Gas into the consolidated Southern Company state tax filings, and higher pre-tax earnings. The effective tax rates for the periods in 2016 were impacted by the non-deductibility of certain Merger-related expenses. The effective tax rate for the successor period of July 1, 2016 through September 30, 2016 was also impacted by nondeductible expenses associated with certain compensation costs.
Unrecognized Tax Benefits
See Note 5 to the financial statements of each registrant under "Unrecognized Tax Benefits" in Item 8 of the Form 10-K for additional information.
Changes during the nine months ended September 30, 2017 for unrecognized tax benefits were as follows:

	Mississippi Power	Southern Power	Southern Company
	(in millions)
Unrecognized tax benefits as of December 31, 2016	$465	$17	$484
Tax positions from current periods	2	—	9
Tax positions from prior periods	(175)	(17)	(186)
Reductions due to settlements	(290)	—	(290)
Balance as of September 30, 2017	$2	$—	$17

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The tax positions from current and prior periods primarily relate to state tax benefits, deductions for R&E expenditures, and charitable contribution carryforwards that were impacted as a result of the settlement of R&E expenditures associated with the Kemper IGCC, as well as federal income tax benefits from deferred ITCs. See "Section 174 Research and Experimental Deduction" herein for additional information. These amounts are presented on a gross basis without considering the related federal or state income tax impact.
The impact on the effective tax rate, if recognized, is as follows:

	As of September 30, 2017		As of December 31, 2016
	Mississippi Power	Southern Company	Southern Company
	(in millions)
Tax positions impacting the effective tax rate	$2	$17	$20
Tax positions not impacting the effective tax rate	—	—	464
Balance of unrecognized tax benefits	$2	$17	$484
The tax positions impacting the effective tax rate primarily relate to state tax benefits and charitable contribution carryforwards that were impacted as a result of the settlement of R&E expenditures associated with the Kemper IGCC. See "Section 174 Research and Experimental Deduction" herein for additional information.
Accrued interest for all tax positions was immaterial for all periods presented.
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
The IRS has finalized its audits of Southern Company's consolidated federal income tax returns through 2016. Southern Company is a participant in the Compliance Assurance Process of the IRS. However, the pre-Merger Southern Company Gas 2014, 2015, and June 30, 2016 federal tax returns are currently under audit. The audits for Southern Company's state income tax returns have either been concluded, or the statute of limitations has expired, for years prior to 2011.
Section 174 Research and Experimental Deduction
Southern Company has reflected deductions for R&E expenditures related to the Kemper IGCC in its federal income tax calculations since 2013 and filed amended federal income tax returns for 2008 through 2013 to also include such deductions. In December 2016, Southern Company and the IRS reached a proposed settlement, which was approved on September 8, 2017 by the U.S. Congress Joint Committee on Taxation (JCT), resolving a methodology for these deductions. As a result of the JCT approval, Southern Company recognized $176 million of previously unrecognized tax benefits and reversed $36 million of associated accrued interest. If the suspension of the Kemper IGCC start-up activities results in an abandonment, any amount not allowed under IRC Section 174 would be claimed as a deduction under IRC Section 165 in the year an abandonment is determined. The ultimate outcome of this matter cannot be determined at this time.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
Energy-Related Derivatives
Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas enter into energy-related derivatives to hedge exposures to electricity, natural gas, and other fuel price changes. However, due to cost-based rate regulations and other various cost recovery mechanisms, the traditional electric operating companies and the natural gas distribution utilities have limited exposure to market volatility in energy-related commodity prices. Each of the traditional electric operating companies and certain of the natural gas distribution utilities of Southern Company Gas manage fuel-hedging programs, implemented per the guidelines of their respective state PSCs or other applicable state regulatory agencies, through the use of financial derivative contracts, which is expected to continue to mitigate price volatility. The Florida PSC extended the moratorium on Gulf Power's fuel-hedging program until January 1, 2021 in connection with the 2017 Rate Case Settlement Agreement. The moratorium does not have an impact on the recovery of existing hedges entered into under the previously-approved hedging program. The traditional electric operating companies (with respect to wholesale generating capacity) and Southern Power have limited exposure to market volatility in energy-related commodity prices because their long-term sales contracts shift substantially all fuel cost responsibility to the purchaser. However, the traditional electric operating companies and Southern Power may be exposed to market volatility in energy-related commodity prices to the extent any uncontracted capacity is used to sell electricity. Southern Company Gas retains exposure to price changes that can, in a volatile energy market, be material and can adversely affect its results of operations.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

derivative contract is settled physically, any cumulative unrealized gain or loss is reversed and the contract price is recognized in the respective line item representing the actual price of the underlying goods being delivered.
At September 30, 2017, the net volume of energy-related derivative contracts for natural gas positions for the Southern Company system, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	463	2021	2024
Alabama Power	66	2020	—
Georgia Power	159	2021	—
Gulf Power	28	2020	—
Mississippi Power	44	2021	—
Southern Power	13	2018	—
Southern Company Gas(*)	153	2020	2024

(*)
Southern Company's and Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of long natural gas positions of 3.3 billion mmBtu and short natural gas positions of 3.1 billion mmBtu as of September 30, 2017, which is also included in Southern Company's total volume.

In addition to the volumes discussed above, the traditional electric operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 34 million mmBtu for Southern Company, 11 million mmbtu for Georgia Power and Southern Power, 5 million mmbtu for Alabama Power, 3 million mmBtu for Gulf Power, and 4 million mmBtu for Mississippi Power.
For cash flow hedges of energy-related derivatives, the amounts expected to be reclassified from accumulated OCI to earnings for the next 12-month period ending September 30, 2018 are $5 million for Southern Power and immaterial for all other registrants.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

At September 30, 2017, the following interest rate derivatives were outstanding:

	Notional Amount	Interest Rate Received	Weighted Average Interest Rate Paid	Hedge Maturity Date	Fair Value Gain (Loss) at September 30, 2017
	(in millions)				(in millions)
Cash Flow Hedges of Existing Debt
Mississippi Power	$900	1-month LIBOR	0.79%	March 2018	$2
Fair Value Hedges of Existing Debt
Southern Company(*)	300	2.75%	3-month LIBOR + 0.92%	June 2020	—
Southern Company(*)	1,500	2.35%	1-month LIBOR + 0.87%	July 2021	(19)
Georgia Power	250	5.40%	3-month LIBOR + 4.02%	June 2018	—
Georgia Power	500	1.95%	3-month LIBOR + 0.76%	December 2018	(2)
Georgia Power	200	4.25%	3-month LIBOR + 2.46%	December 2019	—
Southern Company Consolidated	$3,650				$(19)

(*)	Represents the Southern Company parent entity.
The estimated pre-tax gains (losses) related to interest rate derivatives expected to be reclassified from accumulated OCI to interest expense for the next 12-month period ending September 30, 2018 are $(19) million for Southern Company and immaterial for all other registrants. Southern Company and certain subsidiaries have deferred gains and losses expected to be amortized into earnings through 2046.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

At September 30, 2017, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) at September 30, 2017
	(in millions)		(in millions)			(in millions)
Cash Flow Hedges of Existing Debt
Southern Power	$677	2.95%	€600	1.00%	June 2022	$42
Southern Power	564	3.78%	500	1.85%	June 2026	38
Total	$1,241		€1,100			$80
The estimated pre-tax gains (losses) related to foreign currency derivatives that will be reclassified from accumulated OCI to earnings for the next 12-month period ending September 30, 2018 are $(23) million for Southern Company and Southern Power.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

	As of September 30, 2017		As of December 31, 2016
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$21	$25	$73	$27
Other deferred charges and assets/Other deferred credits and liabilities	13	23	25	33
Total derivatives designated as hedging instruments for regulatory purposes	$34	$48	$98	$60
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$8	$6	$23	$7
Interest rate derivatives:
Other current assets/Other current liabilities	5	1	12	1
Other deferred charges and assets/Other deferred credits and liabilities	—	23	1	28
Foreign currency derivatives:
Other current assets/Other current liabilities	—	23	—	25
Other deferred charges and assets/Other deferred credits and liabilities	103	—	—	33
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$116	$53	$36	$94
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets/Other current liabilities	$271	$254	$489	$483
Other deferred charges and assets/Other deferred credits and liabilities	115	103	66	81
Interest rate derivatives:
Other current assets/Other current liabilities	—	—	1	—
Total derivatives not designated as hedging instruments	$386	$357	$556	$564
Gross amounts recognized	$536	$458	$690	$718
Gross amounts offset(*)	$(275)	$(351)	$(462)	$(524)
Net amounts recognized in the Balance Sheets	$261	$107	$228	$194

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	As of September 30, 2017		As of December 31, 2016
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)

Alabama Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$6	$4	$13	$5
Other deferred charges and assets/Other deferred credits and liabilities	3	3	7	4
Total derivatives designated as hedging instruments for regulatory purposes	$9	$7	$20	$9
Gross amounts recognized	$9	$7	$20	$9
Gross amounts offset	$(5)	$(5)	$(8)	$(8)
Net amounts recognized in the Balance Sheets	$4	$2	$12	$1

Georgia Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$10	$3	$30	$1
Other deferred charges and assets/Other deferred credits and liabilities	8	8	14	7
Total derivatives designated as hedging instruments for regulatory purposes	$18	$11	$44	$8
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current assets/Other current liabilities	$1	$1	$2	$—
Other deferred charges and assets/Other deferred credits and liabilities	—	2	—	3
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$1	$3	$2	$3
Gross amounts recognized	$19	$14	$46	$11
Gross amounts offset	$(10)	$(10)	$(8)	$(8)
Net amounts recognized in the Balance Sheets	$9	$4	$38	$3

Gulf Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$—	$13	$4	$12
Other deferred charges and assets/Other deferred credits and liabilities	—	9	1	17
Total derivatives designated as hedging instruments for regulatory purposes	$—	$22	$5	$29
Gross amounts recognized	$—	$22	$5	$29
Gross amounts offset	$—	$—	$(4)	$(4)
Net amounts recognized in the Balance Sheets	$—	$22	$1	$25

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	As of September 30, 2017		As of December 31, 2016
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)

Mississippi Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$1	$4	$2	$6
Other deferred charges and assets/Other deferred credits and liabilities	2	3	2	5
Total derivatives designated as hedging instruments for regulatory purposes	$3	$7	$4	$11
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current assets/Other current liabilities	$2	$—	$2	$—
Other deferred charges and assets/Other deferred credits and liabilities	—	—	1	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$2	$—	$3	$—
Gross amounts recognized	$5	$7	$7	$11
Gross amounts offset	$(3)	$(3)	$(3)	$(3)
Net amounts recognized in the Balance Sheets	$2	$4	$4	$8

Southern Power
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$8	$4	$18	$4
Foreign currency derivatives:
Other current assets/Other current liabilities	—	23	—	25
Other deferred charges and assets/Other deferred credits and liabilities	103	—	—	33
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$111	$27	$18	$62
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets/Other current liabilities	$1	$—	$3	$1
Interest rate derivatives:
Other current assets/Other current liabilities	—	—	1	—
Total derivatives not designated as hedging instruments	$1	$—	$4	$1
Gross amounts recognized	$112	$27	$22	$63
Gross amounts offset	$(1)	$(1)	$(5)	$(5)
Net amounts recognized in the Balance Sheets	$111	$26	$17	$58

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	As of September 30, 2017		As of December 31, 2016
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)

Southern Company Gas
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$4	$1	$24	$3
Other deferred charges and assets/Other deferred credits and liabilities	—	—	1	—
Total derivatives designated as hedging instruments for regulatory purposes	$4	$1	$25	$3
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$—	$2	$4	$3
Derivatives not designated as hedging instruments
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$270	$254	$486	$482
Other deferred charges and assets/Other deferred credits and liabilities	115	103	66	81
Total derivatives not designated as hedging instruments	$385	$357	$552	$563
Gross amounts of recognized	$389	$360	$581	$569
Gross amounts offset(*)	$(251)	$(327)	$(435)	$(497)
Net amounts recognized in the Balance Sheets	$138	$33	$146	$72

(*)	Gross amounts offset include cash collateral held on deposit in broker margin accounts of $76 million and $62 million as of September 30, 2017 and December 31, 2016, respectively.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

At September 30, 2017 and December 31, 2016, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet at September 30, 2017
Derivative Category and Balance Sheet Location	Southern Company(b)	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Company Gas(c)
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(18)	$(1)	$—	$(13)	$(3)	$(1)
Other regulatory assets, deferred	(12)	(1)	(1)	(9)	(1)	—
Other regulatory liabilities, current(a)	14	3	7	—	—	4
Other regulatory liabilities, deferred(b)	2	1	1	—	—	—
Total energy-related derivative gains (losses)	$(14)	$2	$7	$(22)	$(4)	$3

(a)	Georgia Power includes other regulatory liabilities, current in other current liabilities.

(b)	Georgia Power includes other regulatory liabilities, deferred in other deferred credits and liabilities.

(c)	Fair value gains and losses recorded in regulatory assets and liabilities include cash collateral held on deposit in broker margin accounts of $1 million at September 30, 2017.

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet at December 31, 2016
Derivative Category and Balance Sheet Location	Southern Company(c)	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Company Gas(c)
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(16)	$(1)	$—	$(9)	$(5)	$(1)
Other regulatory assets, deferred	(19)	—	—	(16)	(3)	—
Other regulatory liabilities, current(a)	56	8	29	1	1	17
Other regulatory liabilities, deferred(b)	12	4	7	—	—	1
Total energy-related derivative gains (losses)	$33	$11	$36	$(24)	$(7)	$17

(a)	Georgia Power includes other regulatory liabilities, current in other current liabilities.

(b)	Georgia Power includes other regulatory liabilities, deferred in other deferred credits and liabilities.

(c)	Fair value gains and losses recorded in regulatory assets and liabilities include cash collateral held on deposit in broker margin accounts of $8 million at December 31, 2016.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

For the three months ended September 30, 2017 and 2016, the pre-tax effects of energy-related derivatives, interest rate derivatives, and foreign currency derivatives designated as cash flow hedging instruments were as follows:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
			Statements of Income Location	Amount
	2017	2016		2017	2016
	(in millions)			(in millions)
Southern Company
Energy-related derivatives	$(6)	$—	Depreciation and amortization	$(6)	$1
Interest rate derivatives	(1)	(6)	Interest expense, net of amounts capitalized	(5)	(6)
Foreign currency derivatives	46	37	Interest expense, net of amounts capitalized	(5)	(6)
			Other income (expense), net(*)	43	7
Total	$39	$31		$27	$(4)
Alabama Power
Interest rate derivatives	$—	$—	Interest expense, net of amounts capitalized	$(2)	$(2)
Georgia Power
Interest rate derivatives	$—	$—	Interest expense, net of amounts capitalized	$(1)	$(1)
Mississippi Power
Interest rate derivatives	$(1)	$(1)	Interest expense, net of amounts capitalized	$—	$—
Southern Power
Energy-related derivatives	$(6)	$—	Depreciation and amortization	$(6)	$1
Foreign currency derivatives	46	37	Interest expense, net of amounts capitalized	(5)	(6)
			Other income (expense), net(*)	43	7
Total	$40	$37		$32	$2
Southern Company Gas
Interest rate derivatives	$—	$(5)	Interest expense, net of amounts capitalized	$—	$—

(*)
The reclassification from accumulated OCI into other income (expense), net completely offsets currency gains and losses arising from changes in the U.S. currency exchange rates used to record the euro-denominated notes.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

For the nine months ended September 30, 2017 and 2016, the pre-tax effects of energy-related derivatives, interest rate derivatives, and foreign currency derivatives designated as cash flow hedging instruments were as follows:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
			Statements of Income Location	Amount
	2017	2016		2017	2016
	(in millions)			(in millions)
Southern Company
Energy-related derivatives	$(26)	$(1)	Depreciation and amortization	$(12)	$1
Interest rate derivatives	(2)	(189)	Interest expense, net of amounts capitalized	(15)	(13)
Foreign currency derivatives	114	(1)	Interest expense, net of amounts capitalized	(17)	(7)
			Other income (expense), net(*)	139	(13)
Total	$86	$(191)		$95	$(32)
Alabama Power
Interest rate derivatives	$—	$(3)	Interest expense, net of amounts capitalized	$(5)	$(5)
Georgia Power
Interest rate derivatives	$—	$—	Interest expense, net of amounts capitalized	$(3)	$(3)
Gulf Power
Energy-related derivatives	$(1)	$—	Depreciation and amortization	$—	$—
Interest rate derivatives	(1)	(7)	Interest expense, net of amounts capitalized	—	—
Total	$(2)	$(7)		$—	$—
Mississippi Power
Interest rate derivatives	$—	$(1)	Interest expense, net of amounts capitalized	$(1)	$(1)
Southern Power
Energy-related derivatives	$(21)	$(1)	Depreciation and amortization	$(12)	$1
Interest rate derivatives	—	—	Interest expense, net of amounts capitalized	—	(1)
Foreign currency derivatives	114	(1)	Interest expense, net of amounts capitalized	(17)	(7)
			Other income (expense), net(*)	139	(13)
Total	$93	$(2)		$110	$(20)

(*)
The reclassification from accumulated OCI into other income (expense), net completely offsets currency gains and losses arising from changes in the U.S. currency exchange rates used to record the euro-denominated notes.

For Southern Company Gas, the pre-tax effect of energy related derivatives and interest rate derivatives designated as cash flow hedging instruments recognized in OCI and those reclassified from accumulated OCI into earnings for the successor nine months ended September 30, 2017, the successor period of July 1, 2016 through September 30, 2016, and the predecessor period of January 1, 2016 through June 30, 2016 were as follows:

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Nine Months Ended September 30, 2017	Statements of Income Location	Nine Months Ended September 30, 2017
	(in millions)		(in millions)
Energy-related derivatives	$(4)	Cost of natural gas	$—

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Successor	Predecessor		Successor	Predecessor
Derivatives in Cash Flow Hedging Relationships	July 1, 2016 through September 30, 2016	January 1, 2016 through June 30, 2016	Statements of Income Location	July 1, 2016 through September 30, 2016	January 1, 2016 through June 30, 2016
	(in millions)	(in millions)		(in millions)	(in millions)
Energy-related derivatives	$—	$—	Cost of natural gas	$—	$(1)
Interest rate derivatives	(5)	(64)	Interest expense, net of amounts capitalized	—	—
Total	$(5)	$(64)		$—	$(1)
For the three and nine months ended September 30, 2017 and 2016, the pre-tax effects of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments were immaterial for the other registrants.
For the three and nine months ended September 30, 2017 and 2016, the pre-tax effects of energy-related derivatives and interest rate derivatives not designated as hedging instruments on the statements of income were as follows:

		Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Non-Designated Hedging Relationships	Statements of Income Location	2017	2016	2017	2016
		(in millions)		(in millions)
Southern Company
Energy Related derivatives:	Natural gas revenues(*)	$(17)	$—	$48	$—
	Cost of natural gas	2	6	(2)	6
Total derivatives in non-designated hedging relationships		$(15)	$6	$46	$6

(*)
Excludes gains (losses) recorded in cost of natural gas associated with weather derivatives of $15 million for the nine months ended September 30, 2017 and immaterial amounts for all other periods presented.

		Gain (Loss)
		Successor	Successor	Successor	Successor	Predecessor
Derivatives in Non-Designated Hedging Relationships	Statements of Income Location	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	July 1, 2016 through September 30, 2016	January 1, 2016 through June 30, 2016
		(in millions)	(in millions)	(in millions)	(in millions)
Southern Company Gas
Energy Related derivatives:	Natural gas revenues(*)	$(17)	$—	$48	$—	$(1)
	Cost of natural gas	2	6	(2)	6	(62)
Total derivatives in non-designated hedging relationships		$(15)	$6	$46	$6	$(63)

(*)
Excludes gains recorded in cost of natural gas associated with weather derivatives of $15 million for the successor nine months ended September 30, 2017 and immaterial amounts for all other periods presented.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

For the three and nine months ended September 30, 2017 and 2016, the pre-tax effects of energy-related derivatives and interest rate derivatives not designated as hedging instruments were immaterial for the traditional electric operating companies and Southern Power.
For the three and nine months ended September 30, 2017 and 2016, the pre-tax effects of interest rate derivatives designated as fair value hedging instruments were as follows:

Derivatives in Fair Value Hedging Relationships
		Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Category	Statements of Income Location	2017	2016	2017	2016
		(in millions)		(in millions)
Southern Company
Interest rate derivatives:	Interest expense, net of amounts capitalized	$(5)	$(9)	$(6)	$15
Georgia Power
Interest rate derivatives:	Interest expense, net of amounts capitalized	$—	$(5)	$(1)	$10
For the three and nine months ended September 30, 2017 and 2016, the pre-tax effects of interest rate derivatives designated as fair value hedging instruments were offset by changes to the carrying value of long-term debt.
There was no material ineffectiveness recorded in earnings for any registrant for any period presented.
Contingent Features
Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At September 30, 2017, the registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
At September 30, 2017, the fair value of derivative liabilities with contingent features was immaterial for all registrants. The maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial for all registrants. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade.
Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivatives executed with the same counterparty.
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Alabama Power and Southern Power may be required to post collateral. At September 30, 2017, cash collateral posted in these accounts was immaterial. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts. At September 30, 2017, cash collateral held on deposit in broker margin accounts was $76 million.
Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas are exposed to losses related to financial instruments in the event of counterparties' nonperformance. Southern

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(I)	ACQUISITIONS AND DISPOSITIONS
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
The results of operations for Southern Company Gas have been included in Southern Company's consolidated financial statements from the date of acquisition and consist of operating revenues of $565 million and $2.8 billion and net income of $15 million and $303 million for the three and nine months ended September 30, 2017, respectively, and operating revenues and net income of $543 million and $4 million, respectively, for the three months ended September 30, 2016.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

For the Nine Months Ended September 30,
2016
Operating revenues (in millions)	$16,609
Net income attributable to Southern Company (in millions)	$2,394
Basic Earnings Per Share (EPS)	$2.52
Diluted EPS	$2.51
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
Acquisitions During the Nine Months Ended September 30, 2017
During the nine months ended September 30, 2017, in accordance with Southern Power's overall growth strategy, one of Southern Power's wholly-owned subsidiaries acquired the project discussed below. Acquisition-related costs were expensed as incurred and were not material.

Project Facility	Resource	Seller; Acquisition Date	Approximate Nameplate Capacity (MW)	Location	Southern Power Percentage Ownership	Actual COD	PPA Contract Period
Bethel	Wind	Invenergy, January 6, 2017	276	Castro County, TX	100%	January 2017	12 years
The aggregate amounts of revenue and net income recognized by Southern Power related to the Bethel facility included in Southern Power's condensed consolidated statements of income for year-to-date 2017 were immaterial. The Bethel facility did not have operating revenues or activities prior to completion of construction and the assets being placed in service; therefore, supplemental pro forma information as though the acquisition occurred as of the beginning of 2017 and for the comparable 2016 period is not meaningful and has been omitted.
In connection with Southern Power's 2016 acquisitions, allocations of the purchase price to individual assets were finalized during the nine months ended September 30, 2017 with no changes to amounts originally reported for Boulder 1, Grant Plains, Grant Wind, Henrietta, Mankato, Passadumkeag, Salt Fork, Tyler Bluff, and Wake Wind.
Subsequent to September 30, 2017, Southern Power purchased all of the redeemable noncontrolling interests, representing 10% of the membership interests, in Southern Turner Renewable Energy, LLC and repaid $14 million of notes payable to Turner Renewable Energy, LLC.
Construction Projects Completed and in Progress
During the nine months ended September 30, 2017, in accordance with its overall growth strategy, Southern Power completed construction of and placed in service, or continued construction of, the projects set forth in the following table. Through September 30, 2017, total costs of construction incurred for these projects were $494 million, of which $122 million remained in CWIP. Total aggregate construction costs, excluding the acquisition costs, are expected to be between $360 million and $415 million for the Mankato and Cactus Flats facilities. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Expected COD	PPA Contract Period
Projects Completed During the Nine Months Ended September 30, 2017
East Pecos	Solar	120	Pecos County, TX	March 2017	15 years
Lamesa	Solar	102	Dawson County, TX	April 2017	15 years

Projects Under Construction as of September 30, 2017
Cactus Flats(*)	Wind	148	Concho County, TX	Third quarter 2018	12-15 years
Mankato	Natural Gas	345	Mankato, MN	Second quarter 2019	20 years

(*)	On July 31, 2017, Southern Power acquired a 100% ownership interest in the Cactus Flats facility, which is in the early stages of construction, from RES America Developments, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Development Projects
In December 2016, as part of Southern Power's renewable development strategy, one of Southern Power's wholly-owned subsidiaries entered into a joint development agreement with Renewable Energy Systems Americas, Inc. to develop and construct approximately 3,000 MWs of wind projects. Also in December 2016, Southern Power signed agreements and made payments to purchase wind turbine equipment from Siemens Wind Power, Inc. and Vestas-American Wind Technology, Inc. to be used for construction of the facilities. All of the wind turbine equipment was delivered by April 2017, which allows the projects to qualify for 100% PTCs for 10 years following their expected commercial operation dates between 2018 and 2020. The ultimate outcome of these matters cannot be determined at this time.
Southern Company Gas
On October 15, 2017, Southern Company Gas subsidiary, Pivotal Utility Holdings, entered into agreements for the sale of the assets of two of its natural gas distribution utilities, Elizabethtown Gas and Elkton Gas, to South Jersey Industries, Inc. for a total cash purchase price of $1.7 billion. The completion of each sale is subject to the satisfaction or waiver of certain closing conditions, including, among others, (i) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act; (ii) the receipt of required regulatory approvals, including the FERC, the Federal Communications Commission, the New Jersey BPU, and, with respect to the sale of Elkton Gas, the Maryland PSC; and (iii) other customary closing conditions. The sales are expected to be completed by the end of the third quarter 2018.
The ultimate outcome of these matters cannot be determined at this time.

(J)	JOINT OWNERSHIP AGREEMENTS
Southern Company Gas
See Note 4 to the financial statements of Southern Company Gas in Item 8 of the Form 10-K for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Equity Method Investments
The carrying amounts of Southern Company Gas' equity method investments as of September 30, 2017 and December 31, 2016 and related income from those investments for the successor three and nine month periods ended September 30, 2017, the successor three-month period ended September 30, 2016, and for the predecessor period January 1, 2016 through June 30, 2016 were as follows:

Balance Sheet Information	September 30, 2017	December 31, 2016
	(in millions)
SNG	$1,385	$1,394
Atlantic Coast Pipeline	61	33
PennEast Pipeline	49	22
Triton	43	44
Pivotal JAX LNG, LLC	40	16
Horizon Pipeline	30	30
Other	1	2
Total	$1,609	$1,541

	Successor	Successor	Successor	Predecessor
Income Statement Information	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	January 1, 2016 through June 30, 2016
	(in millions)	(in millions)	(in millions)	(in millions)
SNG	$28	$27	$86	$—
PennEast Pipeline	1	—	5	—
Atlantic Coast Pipeline	1	1	4	—
Triton	1	1	3	1
Horizon Pipeline	1	—	2	1
Total	$32	$29	$100	$2
Southern Natural Gas
In September 2016, Southern Company Gas, through a wholly-owned, indirect subsidiary, acquired a 50% equity interest in SNG, which is accounted for as an equity method investment. On March 31, 2017, Southern Company Gas made an additional $50 million contribution to maintain its 50% equity interest in SNG. See Note 11 to the financial statements of Southern Company Gas under "Investment in SNG" in Item 8 of the Form 10-K for additional information on this investment. Selected financial information of SNG for the three and nine months ended September 30, 2017 and for the period September 1, 2016 through September 30, 2016 is as follows:

Income Statement Information	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	September 1, 2016 through September 30, 2016
	(in millions)
Revenues	$146	$445	$82
Operating income	$71	$218	$60
Net income	$57	$172	$55

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
Southern Company's reportable business segments are the sale of electricity by the four traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Revenues from sales by Southern Power to the traditional electric operating companies were $105 million and $295 million for the three and nine months ended September 30, 2017, respectively, and $110 million and $313 million for the three and nine months ended September 30, 2016, respectively. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing energy technologies and services to electric utilities and large industrial, commercial, institutional, and municipal customers; as well as investments in telecommunications and leveraged lease projects. All other inter-segment revenues are not material.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Financial data for business segments and products and services for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2017:
Operating revenues	$5,017	$618	$(112)	$5,523	$565	$153	$(40)	$6,201
Segment net income (loss)(a)(b)	1,008	124	—	1,132	15	(80)	2	1,069
Nine Months Ended September 30, 2017:
Operating revenues	$12,960	$1,597	$(318)	$14,239	$2,841	$442	$(119)	$17,403
Segment net income (loss)(a)(b)(c)	—	276	—	276	303	(232)	—	347
Total assets at September 30, 2017	$73,056	$14,648	$(322)	$87,382	$22,190	$2,275	$(1,532)	$110,315
Three Months Ended September 30, 2016:
Operating revenues	$5,236	$500	$(117)	$5,619	$543	$139	$(37)	$6,264
Segment net income (loss)(a)(b)	1,022	176	—	1,198	4	(62)	(1)	1,139
Nine Months Ended September 30, 2016:
Operating revenues	$13,120	$1,189	$(330)	$13,979	$543	$311	$(118)	$14,715
Segment net income (loss)(a)(b)	2,086	315	—	2,401	4	(146)	(8)	2,251
Total assets at December 31, 2016	$72,141	$15,169	$(316)	$86,994	$21,853	$2,474	$(1,624)	$109,697

(a)	Attributable to Southern Company.

(b)
Segment net income (loss) for the traditional electric operating companies includes pre-tax charges for estimated probable losses on the Kemper IGCC of $34 million ($21 million after tax) and $88 million ($54 million after tax) for the three months ended September 30, 2017 and 2016, respectively, and $3.2 billion ($2.2 billion after tax) and $222 million ($137 million after tax) for the nine months ended September 30, 2017 and 2016, respectively. See Note (B) under "Integrated Coal Gasification Combined Cycle – Kemper IGCC Schedule and Cost Estimate" for additional information.

(c)
Segment net income (loss) for the traditional electric operating companies also includes a pre-tax charge for the write-down of Gulf Power's ownership of Plant Scherer Unit 3 of $33 million ($20 million after tax) for the nine months ended September 30, 2017. See Note (B) under "Regulatory Matters – Gulf Power – Retail Base Rate Cases" for additional information.

Products and Services

	Electric Utilities' Revenues
Period	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended September 30, 2017	$4,615	$718	$190	$5,523
Three Months Ended September 30, 2016	4,808	613	198	5,619

Nine Months Ended September 30, 2017	$11,786	$1,867	$586	$14,239
Nine Months Ended September 30, 2016	11,932	1,455	592	13,979

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	Southern Company Gas' Revenues
Period	Gas Distribution Operations	Gas Marketing Services	Other	Total
	(in millions)
Three Months Ended September 30, 2017	$430	$143	$(8)	$565
Nine Months Ended September 30, 2017	$2,119	$597	$125	$2,841
Three and Nine Months Ended September 30, 2016	$420	$126	$(3)	$543
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
Business segment financial data for the successor three months ended September 30, 2017 and 2016, the successor nine months ended September 30, 2017, the successor period of July 1, 2016 through September 30, 2016, and the predecessor period of January 1, 2016 through June 30, 2016 was as follows:

	Gas Distribution Operations	Gas Marketing Services	Wholesale Gas Services(*)	Gas Midstream Operations	Total	All Other	Eliminations	Consolidated
	(in millions)
Successor – Three Months Ended September 30, 2017:
Operating revenues	$472	$143	$(24)	$16	$607	$2	$(44)	$565
Segment net income	52	1	(23)	14	44	(29)	—	15
Successor – Nine Months Ended September 30, 2017:
Operating revenues	$2,255	$597	$95	$53	$3,000	$7	$(166)	$2,841
Segment net income	223	36	28	38	325	(22)	—	303
Successor – Total assets at September 30, 2017	$18,711	$2,089	$893	$2,359	$24,052	$11,400	$(13,262)	$22,190

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	Gas Distribution Operations	Gas Marketing Services	Wholesale Gas Services(*)	Gas Midstream Operations	Total	All Other	Eliminations	Consolidated
	(in millions)
Successor – Three Months Ended September 30, 2016:
Operating revenues	$455	$126	$(8)	$13	$586	$2	$(45)	$543
Segment net income (loss)	27	(4)	(11)	14	26	(22)	—	4
Predecessor – January 1, 2016 through June 30, 2016:
Operating revenues	$1,575	$435	$(32)	$25	$2,003	$4	$(102)	$1,905
Segment EBIT	353	109	(68)	(6)	388	(60)	—	328
Successor – Total assets at December 31, 2016	$19,453	$2,084	$1,127	$2,211	$24,875	$11,145	$(14,167)	$21,853

(*)
The revenues for wholesale gas services are netted with costs associated with its energy and risk management activities. A reconciliation of operating revenues and intercompany revenues is shown in the following table.

	Third Party Gross Revenues	Intercompany Revenues	Total Gross Revenues	Less Gross Gas Costs	Operating Revenues
	(in millions)
Successor – Three Months Ended September 30, 2017	$1,411	$103	$1,514	$1,538	$(24)
Successor – Nine Months Ended September 30, 2017	4,781	362	5,143	5,048	95
Successor – Three Months Ended September 30, 2016	1,688	77	1,765	1,773	(8)
Predecessor – January 1, 2016 through June 30, 2016	$2,500	$143	$2,643	$2,675	$(32)

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
The Interim Assessment Agreement provided, among other items, that during the term of the Interim Assessment Agreement Georgia Power was obligated to pay, on behalf of the Vogtle Owners, all costs accrued by the EPC Contractor for subcontractors and vendors for services performed or goods provided. The Interim Assessment Agreement, as amended, expired on July 27, 2017.
Subsequent to the EPC Contractor bankruptcy filing, a number of subcontractors to the EPC Contractor, including Fluor Enterprises, Inc., a subsidiary of Fluor Corporation, alleged non-payment by the EPC Contractor for amounts owed for work performed on Plant Vogtle Units 3 and 4. Georgia Power, acting for itself and as agent for the Vogtle Owners, has taken, and continues to take, actions to remove liens filed by these subcontractors through the posting of surety bonds. Georgia Power estimates the aggregate liability, through September 30, 2017, of the Vogtle Owners for the removal of subcontractor liens and payment of other EPC Contractor pre-petition accounts payable to total approximately $386 million, of which $340 million had been paid or accrued as of September 30, 2017. Georgia Power's proportionate share of this aggregate liability totaled approximately $176 million.
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

On June 9, 2017, Georgia Power and the other Vogtle Owners and Toshiba entered into a settlement agreement regarding the Toshiba Guarantee (Guarantee Settlement Agreement). Pursuant to the Guarantee Settlement Agreement, Toshiba acknowledged the amount of its obligation under the Toshiba Guarantee is $3.68 billion (Guarantee Obligations), of which Georgia Power's proportionate share is approximately $1.7 billion, and that the Guarantee Obligations exist regardless of whether Plant Vogtle Units 3 and 4 are completed. The Guarantee Settlement Agreement also provides for a schedule of payments for the Guarantee Obligations, which will reduce CWIP, beginning in October 2017 and continuing through January 2021. In the event Toshiba receives certain payments, including sale proceeds, from or related to Westinghouse (or its subsidiaries) or Toshiba Nuclear Energy Holdings (UK) Limited (or its subsidiaries), it will hold a portion of such payments in trust for the Vogtle Owners and promptly pay them as offsets against any remaining Guarantee Obligations. Under the Guarantee Settlement Agreement, the Vogtle Owners will forbear from exercising certain remedies, including drawing on the Westinghouse Letters of Credit, until June 30, 2020, unless certain events of nonpayment, insolvency, or other material breach of the Guarantee Settlement Agreement by Toshiba occur. If such an event occurs, the balance of the Guarantee Obligations will become immediately due and payable, and the Vogtle Owners may exercise any and all rights and remedies, including drawing on the Westinghouse Letters of Credit without restriction. In addition, the Guarantee Settlement Agreement does not restrict the Vogtle Owners from fully drawing on the Westinghouse Letters of Credit in the event they are not renewed or replaced prior to the expiration date. On October 2, 2017, Georgia Power received the first installment of the Guarantee Obligations of $300 million from Toshiba, of which Georgia Power's proportionate share was $137 million. Georgia Power is considering potential options with respect to its right to future payments under the Guarantee Settlement Agreement and its claims against the EPC Contractor in the EPC Contractor's bankruptcy proceeding, including a potential sale of those payment rights and bankruptcy claims. Any such transaction cannot be assured and would be subject to DOE consents and related approvals under the Loan Guarantee Agreement and related agreements.
On August 10, 2017, Toshiba released its financial results for the quarter ended June 30, 2017, which reflected a negative shareholders' equity balance of approximately $4.5 billion as of June 30, 2017. Toshiba previously announced the existence of material events and conditions that raise substantial doubt about Toshiba's ability to continue as a going concern. As a result, substantial risk regarding the Vogtle Owners' ability to fully collect the Guarantee Obligations continues to exist. An inability or other failure by Toshiba to perform its obligations under the Guarantee Settlement Agreement could have a further material impact on the net cost to the Vogtle Owners to complete construction of Plant Vogtle Units 3 and 4 and, therefore, on Southern Company's and Georgia Power's financial statements.
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
Effective October 23, 2017, Georgia Power, acting for itself and as agent for the other Vogtle Owners, entered into a construction completion agreement (Bechtel Agreement) with Bechtel Power Corporation (Bechtel), whereby Bechtel will serve as the primary contractor for the remaining construction activities for Plant Vogtle Units 3 and 4. Facility design and engineering remains the responsibility of the EPC Contractor under the Services Agreement. The Bechtel Agreement is a cost reimbursable plus fee arrangement, whereby Bechtel will be reimbursed for actual costs plus a fee and an at-risk fee, which is subject to adjustment based on Bechtel's performance against cost and schedule targets. Each Vogtle Owner is severally (not jointly) liable for its proportionate share, based on its ownership interest, of all amounts owed to Bechtel under the Bechtel Agreement. The Vogtle Owners may terminate the Bechtel Agreement at any time for their convenience, provided that the Vogtle Owners will be required to pay amounts related to work performed prior to the termination (including the applicable portion of the base fee), certain termination-related costs, and, at certain stages of the work, the at-risk fee. Bechtel may terminate the Bechtel Agreement under certain circumstances, including certain Vogtle Owner suspensions of work, certain breaches of the Bechtel Agreement by the Vogtle Owners, Vogtle Owner insolvency, and certain other events. Pursuant to the Loan Guarantee Agreement, Georgia Power is required to obtain the DOE's approval of the Bechtel Agreement prior to obtaining any further advances under the Loan Guarantee Agreement.
In connection with the recommendation to continue with construction of Plant Vogtle Units 3 and 4 (described below), the Vogtle Owners agreed on a term sheet to amend the existing joint ownership agreements to provide for additional Vogtle Owner approval requirements. Under the term sheet, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction if certain adverse events occur, including (i) the bankruptcy of Toshiba or a material breach by Toshiba of the Guarantee Settlement Agreement; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement or the Bechtel Agreement; (iii) the Georgia PSC determines that any of Georgia Power's costs relating to the construction of Plant Vogtle Units 3 and 4 will not be recovered in retail rates because such costs are deemed unreasonable or imprudent; or (iv) an increase in the construction budget contained in the seventeenth Vogtle Construction Monitoring (VCM) report by more than $1 billion or extension of the project schedule contained in the seventeenth VCM report by more than one year. In addition, under the term sheet, the required approval of holders of ownership interests in Plant Vogtle Units 3 and 4 is at least (i) 90% for a change of the primary construction contractor and (ii) 67% for material amendments to the Services Agreement or agreements with the primary construction contractor or Southern Nuclear.
The term sheet also confirms that the Vogtle Owners' sole recourse against Georgia Power or Southern Nuclear for any action or inaction in connection with their performance as agent for the Vogtle Owners is limited to removal of Georgia Power and/or Southern Nuclear as agent, except in cases of willful misconduct.
In the seventeenth VCM report, Georgia Power recommended that construction of Plant Vogtle Units 3 and 4 be continued, with Southern Nuclear serving as project manager. Georgia Power believes that the most reasonable schedule for completing Plant Vogtle Units 3 and 4 is by November 2021 for Unit 3 and by November 2022 for Unit 4. Georgia Power's recommendation to go forward with completion of Vogtle Units 3 and 4 is based on the following assumptions about the regulatory treatment of this recommendation, if the recommendation to go forward is adopted by the Georgia PSC: (i) that pursuant to Georgia law, the Georgia PSC in the seventeenth VCM proceeding approves the new cost and schedule forecast and finds that it is a reasonable basis for going forward, and that if the Georgia PSC disapproves all or part of the proposed cost and schedule revisions, Georgia Power may cancel Plant Vogtle Units 3 and 4 and recover its actual investment in Plant Vogtle Units 3 and 4; (ii) that the Vogtle Cost Settlement Agreement remains in full force and effect, including Georgia Power retaining the burden of proving all capital costs above $5.680 billion were prudent; (iii) that while the Georgia PSC will make no prudence finding in the seventeenth VCM proceeding, nor will the certified amount be amended consistent with the Vogtle Cost Settlement Agreement, the Georgia PSC recognizes that the certified amount is not a cap, and all costs that are approved and presumed or shown to be prudently incurred will be recoverable by Georgia Power; (iv) that Georgia Power is not a guarantor of the Toshiba Guarantee, and the failure of Toshiba to pay the Toshiba Guarantee, the failure of the U.S. Congress to extend the PTCs for Plant Vogtle Units 3 and 4, or the failure of the DOE to extend the Loan Guarantee Agreement with Georgia Power to reflect the increased capital amounts, will not reduce the amount of investment Georgia Power is otherwise allowed to collect; and (v) that as conditions change and assumptions are either proven or disproven, Georgia Power and the Georgia PSC may reconsider the decision to go forward. The Georgia PSC is expected to make a decision on these matters by February 6, 2018.

Georgia Power's approximate proportionate share of the remaining estimated cost to complete Plant Vogtle Units 3 and 4 is as follows:

(in billions)
Estimated cost to complete	$4.2
CWIP as of September 30, 2017	4.6
Guarantee Obligations	(1.7)
Estimated capital costs	$7.1
Vogtle Cost Settlement Agreement Revised Forecast	(5.7)
Estimated net additional capital costs	$1.4
Georgia Power's estimated financing costs during the construction period total approximately $3.4 billion, of which approximately $1.5 billion had been incurred through September 30, 2017.
Georgia Power's cancellation cost estimate results indicate that its proportionate share of the estimated costs to cancel both units is approximately $350 million. As a result, as of September 30, 2017, total estimated costs subject to evaluation by Georgia Power and the Georgia PSC in the event of a cancellation decision are as follows:

Cancellation Cost Estimate
(in billions)
CWIP as of September 30, 2017	$4.6
Financing costs collected, net of tax	1.5
Cancellation costs(*)	0.4
Guarantee Obligations	(1.7)
Estimated net cancellation cost	$4.8

(*)
The estimate for cancellation costs includes, but is not limited to, costs to terminate contracts for construction and other services, as well as costs to secure the Plant Vogtle Units 3 and 4 construction site.

The Guarantee Obligations continue to exist in the event of cancellation. In addition, under Georgia law, prudently incurred costs related to certificated projects cancelled by the Georgia PSC are allowed recovery, including carrying costs, in future retail rates. Georgia Power will continue working with the Georgia PSC and the other Vogtle Owners to determine future actions related to Plant Vogtle Units 3 and 4, including, but not limited to, the status of construction and rate recovery.
The ultimate outcome of these matters cannot be determined at this time.
Item 6.    Exhibits.
The exhibits below with an asterisk (*) preceding the exhibit number are filed herewith. The remaining exhibits have previously been filed with the SEC and are incorporated herein by reference. The exhibits marked with a pound sign (#) are management contracts or compensatory plans or arrangements.

(3) Articles of Incorporation and By-Laws

Alabama Power

(b)1	-	Articles of Amendment to the Articles of Incorporation of Alabama Power dated September 7, 2017. (Designated in Form 8-K dated September 5, 2017, File No. 1-3164, as Exhibit 4.5.)

(4) Instruments Describing Rights of Security Holders, Including Indentures

Georgia Power

	(c)1	-
Fifty-Eighth Supplemental Indenture to Senior Note Indenture, dated as of August 8, 2017, providing for the issuance of the Series 2017C 2.00% Senior Notes due September 8, 2020. (Designated in Form 8-K dated August 3, 2017, File No. 1-6468, as Exhibit 4.2.)

	(c)2	-
Subordinated Note Indenture, dated as of September 1, 2017, between Georgia Power and Wells Fargo Bank, National Association, as Trustee, and First Supplemental Indenture thereto dated as of September 21, 2017. (Designated in Form 8-K dated September 18, 2017, File No. 1-6468, as Exhibit 4.3 and in Form 8-K dated September 18, 2017, File No. 1-6468, as Exhibit 4.4.)

	(c)3	-
Amendment No. 3, dated July 27, 2017 to Loan Guarantee Agreement dated February 20, 2014, between Georgia Power and the DOE. (Designated in Form 8-K dated July 27, 2017, File No. 1-6468, as Exhibit 4.1.)

(10) Material Contracts

Mississippi Power

	(e)1	-
Promissory Note dated September 15, 2017, between Mississippi Power and Southern Company in the aggregate principal amount of up to $150,000,000. (Designated in Form 8-K dated September 15, 2017, File No. 001-11229, as Exhibit 10.1.)

Southern Company Gas

	(g)1	-
Asset Purchase Agreement, dated as of October 15, 2017, by and between Pivotal Utility Holdings, Inc., as Seller, and South Jersey Industries, Inc., as Buyer. (Designated in Form  8-K dated October 15, 2017, File No. 1-14174, as Exhibit 10.1.)

(24) Power of Attorney and Resolutions

Southern Company

	(a)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2016, File No. 1-3526 as Exhibit 24(a).)

Alabama Power

	(b)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2016, File No. 1-3164 as Exhibit 24(b).)

Georgia Power

	(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2016, File No. 1-6468 as Exhibit 24(c).)

*	(c)2	-	Power of Attorney for Xia Liu.

Gulf Power

	(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2016, File No. 001-31737 as Exhibit 24(d).)

*	(d)2	-	Power of Attorney for Robin B. Boren.

Mississippi Power

	(e)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2016, File No. 001-11229 as Exhibit 24(e).)

Southern Power

	(f)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2016, File No. 001-37803 as Exhibit 24(f).)

Southern Company Gas

	(g)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2016, File No. 1-14174 as Exhibit 24(g).)

(31) Section 302 Certifications

Southern Company

*	(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Gulf Power

*	(d)1	-	Certificate of Gulf Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(d)2	-	Certificate of Gulf Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(e)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(e)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(f)1	-	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(f)2	-	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(g)1	-	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(g)2	-	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

*	(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Gulf Power

*	(d)	-	Certificate of Gulf Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(e)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(f)	-	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(g)	-	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101) Interactive Data Files

*	INS	-	XBRL Instance Document
*	SCH	-	XBRL Taxonomy Extension Schema Document
*	CAL	-	XBRL Taxonomy Calculation Linkbase Document
*	DEF	-	XBRL Definition Linkbase Document
*	LAB	-	XBRL Taxonomy Label Linkbase Document
*	PRE	-	XBRL Taxonomy Presentation Linkbase Document

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
Date: October 31, 2017

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
Date: October 31, 2017

GEORGIA POWER COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof included in such company's report.

GEORGIA POWER COMPANY

By	W. Paul Bowers
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

By	Xia Liu
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: October 31, 2017

GULF POWER COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof included in such company's report.

GULF POWER COMPANY

By	S. W. Connally, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By	Robin B. Boren
Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: October 31, 2017

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
Date: October 31, 2017

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
Date: October 31, 2017

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
Date: October 31, 2017