Form 10-Q
period 2018-03-31
SOUTHERN CO; SOUTHERN POWER CO; ALABAMA POWER CO; GULF POWER CO; GEORGIA POWER CO; SOUTHERN Co GAS; MISSISSIPPI POWER CO
filed 2018-05-02
CIK 92122, 1160661, 3153, 44545, 41091, 1004155, 66904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

Registrant	Description of Common Stock	Shares Outstanding at March 31, 2018
The Southern Company	Par Value $5 Per Share	1,011,624,620
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Gulf Power Company	Without Par Value	7,392,717
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
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

DEFINITIONS

Term	Meaning

2013 ARP	Alternative Rate Plan approved by the Georgia PSC in 2013 for Georgia Power for the years 2014 through 2016 and subsequently extended through 2019
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a joint venture to construct and operate a natural gas pipeline in which Southern Company Gas has a 5% ownership interest
Bechtel	Bechtel Power Corporation
CCR	Coal combustion residuals
CO2	Carbon dioxide
COD	Commercial operation date
Contractor Settlement Agreement	The December 31, 2015 agreement between Westinghouse and the Vogtle Owners resolving disputes between the Vogtle Owners and the EPC Contractor under the Vogtle 3 and 4 Agreement
CPCN	Certificate of public convenience and necessity
Customer Refunds	Refunds to be issued to Georgia Power customers no later than the end of the third quarter 2018 as ordered by the Georgia PSC related to the Guarantee Settlement Agreement
CWIP	Construction work in progress
Dalton Pipeline	A 50% undivided ownership interest of Southern Company Gas in a pipeline facility in Georgia
DOE	U.S. Department of Energy
ECO Plan	Mississippi Power's environmental compliance overview plan
Eligible Project Costs	Certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the loan guarantee program established under Title XVII of the Energy Policy Act of 2005
EPA	U.S. Environmental Protection Agency
EPC Contractor	Westinghouse and its affiliate, WECTEC Global Project Services Inc.; the former engineering, procurement, and construction contractor for Plant Vogtle Units 3 and 4
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
Fitch	Fitch Ratings, Inc.
Form 10-K
Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Southern Power, and Southern Company Gas for the year ended December 31, 2017, as applicable

GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
Guarantee Settlement Agreement	The June 9, 2017 settlement agreement between the Vogtle Owners and Toshiba related to the Toshiba Guarantee
Gulf Power	Gulf Power Company
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Horizon Pipeline	Horizon Pipeline Company, LLC
IGCC	Integrated coal gasification combined cycle, the technology originally approved for Mississippi Power's Kemper County energy facility (Plant Ratcliffe)
IIC	Intercompany interchange contract
Illinois Commission	Illinois Commerce Commission

DEFINITIONS
(continued)

Term	Meaning
Interim Assessment Agreement	Agreement entered into by the Vogtle Owners and the EPC Contractor to allow construction to continue after the EPC Contractor's bankruptcy filing
IRS	Internal Revenue Service
ITC	Investment tax credit
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LNG	Liquefied natural gas
Loan Guarantee Agreement
Loan guarantee agreement entered into by Georgia Power with the DOE in 2014, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4

LOCOM	Lower of weighted average cost or current market price
LTSA	Long-term service agreement
Merger	The merger, effective July 1, 2016, of a wholly-owned, direct subsidiary of Southern Company with and into Southern Company Gas, with Southern Company Gas continuing as the surviving corporation
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MRA	Municipal and Rural Associations
MW	Megawatt
natural gas distribution utilities	Southern Company Gas' seven natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, Elizabethtown Gas, Florida City Gas, Chattanooga Gas Company, and Elkton Gas)
NCCR	Georgia Power's Nuclear Construction Cost Recovery
New Jersey BPU	New Jersey Board of Public Utilities
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange, Inc.
OCI	Other comprehensive income
PennEast Pipeline	PennEast Pipeline Company, LLC, a joint venture to construct and operate a natural gas pipeline in which Southern Company Gas has a 20% ownership interest
PEP	Mississippi Power's Performance Evaluation Plan
Pivotal Home Solutions	Nicor Energy Services Company, a wholly-owned subsidiary of Southern Company Gas, doing business as Pivotal Home Solutions
Pivotal Utility Holdings	Pivotal Utility Holdings, Inc., a wholly-owned subsidiary of Southern Company Gas, doing business as Elizabethtown Gas, Elkton Gas, and Florida City Gas
PowerSecure	PowerSecure, Inc.
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
Southern Company system
Southern Company, the traditional electric operating companies, Southern Power, Southern Company Gas, Southern Electric Generating Company, Southern Nuclear, SCS, Southern Communications Services, Inc., PowerSecure, and other subsidiaries

Southern Nuclear	Southern Nuclear Operating Company, Inc.
Southern Power	Southern Power Company and its subsidiaries
Tax Reform Legislation	The Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 and became effective on January 1, 2018
Toshiba	Toshiba Corporation, parent company of Westinghouse
Toshiba Guarantee	Certain payment obligations of the EPC Contractor guaranteed by Toshiba
traditional electric operating companies	Alabama Power, Georgia Power, Gulf Power, and Mississippi Power
Triton	Triton Container Investments, LLC
VCM	Vogtle Construction Monitoring
Virginia Commission	Virginia State Corporation Commission
Virginia Natural Gas	Virginia Natural Gas, Inc., a wholly-owned subsidiary of Southern Company Gas
Vogtle 3 and 4 Agreement
Agreement entered into with the EPC Contractor in 2008 by Georgia Power, acting for itself and as agent for the Vogtle Owners, pursuant to which the EPC Contractor agreed to design, engineer, procure, construct, and test Plant Vogtle Units 3 and 4

Vogtle Owners
Georgia Power, Oglethorpe Power Corporation, the Municipal Electric Authority of Georgia, and the City of Dalton, Georgia, an incorporated municipality in the State of Georgia acting by and through its Board of Water, Light, and Sinking Fund Commissioners

Vogtle Services Agreement
The June 9, 2017 services agreement between the Vogtle Owners and the EPC Contractor, as amended and restated on July 20, 2017, for the EPC Contractor to transition construction management of Plant Vogtle Units 3 and 4 to Southern Nuclear and to provide ongoing design, engineering, and procurement services to Southern Nuclear

WACOG	Weighted average cost of gas
Westinghouse	Westinghouse Electric Company LLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning regulated rates, the strategic goals for the wholesale business, customer and sales growth, economic conditions, fuel and environmental cost recovery and other rate actions, current and proposed environmental regulations and related compliance plans and estimated expenditures, pending or potential litigation matters, access to sources of capital, financing activities, completion dates of construction projects, completion of announced acquisitions or dispositions, filings with state and federal regulatory authorities, impacts of the Tax Reform Legislation, federal and state income tax benefits, estimated sales and purchases under power sale and purchase agreements, and estimated construction and other plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

•
the impact of recent and future federal and state regulatory changes, including environmental laws and regulations governing air, water, land, and protection of other natural resources, and also changes in tax and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

•
the uncertainty surrounding the Tax Reform Legislation, including implementing regulations and IRS interpretations, actions that may be taken in response by regulatory authorities, and its impact, if any, on the credit ratings of Southern Company and its subsidiaries;

•	current and future litigation or regulatory investigations, proceedings, or inquiries;

•	the effects, extent, and timing of the entry of additional competition in the markets in which Southern Company's subsidiaries operate;

•
variations in demand for electricity and natural gas, including those relating to weather, the general economy, population and business growth (and declines), the effects of energy conservation and efficiency measures, including from the development and deployment of alternative energy sources such as self-generation and distributed generation technologies, and any potential economic impacts resulting from federal fiscal decisions;

•	available sources and costs of natural gas and other fuels;

•	limits on pipeline capacity;

•	transmission constraints;

•	effects of inflation;

•
the ability to control costs and avoid cost overruns during the development, construction, and operation of facilities, which include the development and construction of generating facilities with designs that have not been previously constructed, including changes in labor costs and productivity, adverse weather conditions, shortages, increased costs or inconsistent quality of equipment, materials, and labor, including any changes related to imposition of import tariffs, contractor or supplier delay, non-performance under construction, operating, or other agreements, operational readiness, including specialized operator training and required site safety programs, unforeseen engineering or design problems, start-up activities (including major equipment failure and system integration), and/or operational performance;

•
the ability to construct facilities in accordance with the requirements of permits and licenses (including satisfaction of NRC requirements), to satisfy any environmental performance standards and the requirements of tax credits and other incentives, and to integrate facilities into the Southern Company system upon completion of construction;

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

•	legal proceedings and regulatory approvals and actions related to Plant Vogtle Units 3 and 4, including Georgia PSC approvals and NRC actions;

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
(continued)

•	if certain adverse events were to occur, a decision by more than 10% of the owners of Plant Vogtle Units 3 and 4 not to proceed with construction;

•	litigation related to the Kemper County energy facility;

•	the inherent risks involved in operating and constructing nuclear generating facilities, including environmental, health, regulatory, natural disaster, terrorism, and financial risks;

•	the inherent risks involved in transporting and storing natural gas;

•	the performance of projects undertaken by the non-utility businesses and the success of efforts to invest in and develop new opportunities;

•	internal restructuring or other restructuring options that may be pursued;

•
potential business strategies, including acquisitions or dispositions of assets or businesses, including the proposed disposition by a wholly-owned subsidiary of Southern Company Gas of Elizabethtown Gas and Elkton Gas, the proposed disposition by Southern Company Gas of Pivotal Home Solutions, and the potential sale of a 33% equity interest in substantially all of Southern Power's solar assets, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;

•
the possibility that the anticipated benefits from the Merger cannot be fully realized or may take longer to realize than expected and the possibility that costs related to the integration of Southern Company and Southern Company Gas will be greater than expected;

•	the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due and to perform as required;

•	the ability to obtain new short- and long-term contracts with wholesale customers;

•	the direct or indirect effect on the Southern Company system's business resulting from cyber intrusion or physical attack and the threat of physical attacks;

•	interest rate fluctuations and financial market conditions and the results of financing efforts;

•	changes in Southern Company's and any of its subsidiaries' credit ratings, including impacts on interest rates, access to capital markets, and collateral requirements;

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

•	impairments of goodwill or long-lived assets;

•	the effect of accounting pronouncements issued periodically by standard-setting bodies; and

•	other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed by the registrants from time to time with the SEC.
The registrants expressly disclaim any obligation to update any forward-looking statements.

THE SOUTHERN COMPANY
AND SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Operating Revenues:
Retail electric revenues	$3,568	$3,394
Wholesale electric revenues	619	531
Other electric revenues	165	175
Natural gas revenues (includes alternative revenue programs of $(24) and $9, respectively)	1,607	1,530
Other revenues	413	141
Total operating revenues	6,372	5,771
Operating Expenses:
Fuel	1,101	996
Purchased power	267	179
Cost of natural gas	720	719
Cost of other sales	289	88
Other operations and maintenance	1,451	1,383
Depreciation and amortization	769	716
Taxes other than income taxes	355	330
Estimated loss on Kemper IGCC	44	108
Total operating expenses	4,996	4,519
Operating Income	1,376	1,252
Other Income and (Expense):
Allowance for equity funds used during construction	30	57
Earnings from equity method investments	41	39
Interest expense, net of amounts capitalized	(458)	(416)
Other income (expense), net	60	48
Total other income and (expense)	(327)	(272)
Earnings Before Income Taxes	1,049	980
Income taxes	113	315
Consolidated Net Income	936	665
Dividends on preferred and preference stock of subsidiaries	4	11
Net loss attributable to noncontrolling interests	(6)	(4)
Consolidated Net Income Attributable to Southern Company	$938	$658
Common Stock Data:
Earnings per share —
Basic	$0.93	$0.66
Diluted	$0.92	$0.66
Average number of shares of common stock outstanding (in millions)
Basic	1,011	993
Diluted	1,016	1,000
Cash dividends paid per share of common stock	$0.58	$0.56
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Consolidated Net Income	$936	$665
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $16 and $(5), respectively	47	(9)
Reclassification adjustment for amounts included in net income, net of tax of $(6) and $(1), respectively	(19)	(1)
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $- and $-, respectively	2	1
Total other comprehensive income (loss)	30	(9)
Comprehensive Income	966	656
Dividends on preferred and preference stock of subsidiaries	4	11
Comprehensive loss attributable to noncontrolling interests	(6)	(4)
Consolidated Comprehensive Income Attributable to Southern Company	$968	$649
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Operating Activities:
Consolidated net income	$936	$665
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	873	823
Deferred income taxes	34	161
Allowance for equity funds used during construction	(30)	(57)
Stock based compensation expense	69	61
Estimated loss on Kemper IGCC	37	108
Mark-to-market adjustments	(60)	(81)
Other, net	6	(10)
Changes in certain current assets and liabilities —
-Receivables	197	310
-Prepayments	(82)	(111)
-Natural gas for sale, net of temporary LIFO liquidation	413	411
-Other current assets	7	(31)
-Accounts payable	(425)	(533)
-Accrued taxes	(79)	(212)
-Accrued compensation	(471)	(438)
-Retail fuel cost over recovery	3	(122)
-Other current liabilities	81	(48)
Net cash provided from operating activities	1,509	896
Investing Activities:
Business acquisitions, net of cash acquired	(46)	(1,004)
Property additions	(1,781)	(1,488)
Nuclear decommissioning trust fund purchases	(306)	(224)
Nuclear decommissioning trust fund sales	301	218
Asset dispositions	135	64
Cost of removal, net of salvage	(79)	(61)
Change in construction payables, net	(112)	(170)
Investment in unconsolidated subsidiaries	(30)	(81)
Payments pursuant to LTSAs	(73)	(55)
Other investing activities	(4)	4
Net cash used for investing activities	(1,995)	(2,797)
Financing Activities:
Increase in notes payable, net	782	573
Proceeds —
Long-term debt	600	1,409
Common stock	113	186
Short-term borrowings	1,200	4
Redemptions and repurchases —
Long-term debt	(1,283)	(608)
Short-term borrowings	(150)	—
Distributions to noncontrolling interests	(13)	(18)
Capital contributions from noncontrolling interests	8	71
Payment of common stock dividends	(586)	(556)
Other financing activities	(42)	(36)
Net cash provided from financing activities	629	1,025
Net Change in Cash, Cash Equivalents, and Restricted Cash	143	(876)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	2,147	1,992
Cash, Cash Equivalents, and Restricted Cash at End of Period	$2,290	$1,116
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $17 and $25 capitalized for 2018 and 2017, respectively)	$499	$461
Income taxes, net	(1)	(6)
Noncash transactions — Accrued property additions at end of period	894	578
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2018	At December 31, 2017
	(in millions)
Current Assets:
Cash and cash equivalents	$2,284	$2,130
Receivables —
Customer accounts receivable	1,683	1,806
Energy marketing receivables	448	607
Unbilled revenues	777	810
Under recovered fuel clause revenues	156	171
Other accounts and notes receivable	703	698
Accumulated provision for uncollectible accounts	(54)	(44)
Materials and supplies	1,430	1,438
Fossil fuel for generation	565	594
Natural gas for sale	235	595
Prepaid expenses	432	452
Other regulatory assets, current	579	604
Other current assets	286	211
Total current assets	9,524	10,072
Property, Plant, and Equipment:
In service	104,499	103,542
Less: Accumulated depreciation	31,920	31,457
Plant in service, net of depreciation	72,579	72,085
Nuclear fuel, at amortized cost	908	883
Construction work in progress	7,460	6,904
Total property, plant, and equipment	80,947	79,872
Other Property and Investments:
Goodwill	6,226	6,268
Equity investments in unconsolidated subsidiaries	1,542	1,513
Other intangible assets, net of amortization of $212 and $186 at March 31, 2018 and December 31, 2017, respectively	848	873
Nuclear decommissioning trusts, at fair value	1,827	1,832
Leveraged leases	781	775
Miscellaneous property and investments	250	249
Total other property and investments	11,474	11,510
Deferred Charges and Other Assets:
Deferred charges related to income taxes	818	825
Unamortized loss on reacquired debt	203	206
Other regulatory assets, deferred	6,948	6,943
Other deferred charges and assets	1,653	1,577
Total deferred charges and other assets	9,622	9,551
Total Assets	$111,567	$111,005
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At March 31, 2018	At December 31, 2017
	(in millions)
Current Liabilities:
Securities due within one year	$3,235	$3,892
Notes payable	4,271	2,439
Energy marketing trade payables	437	546
Accounts payable	2,089	2,530
Customer deposits	530	542
Accrued taxes	368	636
Accrued interest	432	488
Accrued compensation	493	959
Asset retirement obligations, current	301	351
Other regulatory liabilities, current	551	337
Other current liabilities	923	874
Total current liabilities	13,630	13,594
Long-term Debt	44,446	44,462
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	6,930	6,842
Deferred credits related to income taxes	7,179	7,256
Accumulated deferred ITCs	2,362	2,267
Employee benefit obligations	2,206	2,256
Asset retirement obligations, deferred	4,536	4,473
Accrued environmental remediation	378	389
Other cost of removal obligations	2,667	2,684
Other regulatory liabilities, deferred	224	239
Other deferred credits and liabilities	660	691
Total deferred credits and other liabilities	27,142	27,097
Total Liabilities	85,218	85,153
Redeemable Preferred Stock of Subsidiaries	324	324
Stockholders' Equity:
Common Stockholders' Equity:
Common stock, par value $5 per share —
Authorized — 1.5 billion shares
Issued — 1.0 billion shares
Treasury — March 31, 2018: 1.0 million shares
— December 31, 2017: 0.9 million shares
Par value	5,054	5,038
Paid-in capital	10,603	10,469
Treasury, at cost	(38)	(36)
Retained earnings	9,257	8,885
Accumulated other comprehensive loss	(200)	(189)
Total Common Stockholders' Equity	24,676	24,167
Noncontrolling Interests	1,349	1,361
Total Stockholders' Equity	26,025	25,528
Total Liabilities and Stockholders' Equity	$111,567	$111,005
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2018 vs. FIRST QUARTER 2017

OVERVIEW
Southern Company is a holding company that owns all of the common stock of the traditional electric operating companies and the parent entities of Southern Power and Southern Company Gas and owns other direct and indirect subsidiaries. Discussion of the results of operations is focused on the Southern Company system's primary businesses of electricity sales by the traditional electric operating companies and Southern Power and the distribution of natural gas by Southern Company Gas. The four traditional electric operating companies are vertically integrated utilities providing electric service in four Southeastern states. Southern Power develops, constructs, acquires, owns, and manages power generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. Southern Company Gas distributes natural gas through natural gas distribution utilities in seven states and is involved in several other complementary businesses including gas marketing services, wholesale gas services, and gas midstream operations. Southern Company's other business activities include providing energy technologies and services to electric utilities and large industrial, commercial, institutional, and municipal customers. Customer solutions include distributed generation systems, utility infrastructure solutions, and energy efficiency products and services. Other business activities also include investments in telecommunications, leveraged lease projects, and gas storage facilities. For additional information, see BUSINESS – "The Southern Company System – Traditional Electric Operating Companies," " – Southern Power," " – Southern Company Gas," and " – Other Businesses" in Item 1 of the Form 10-K. See FUTURE EARNINGS POTENTIAL herein for information regarding agreements entered into by Southern Company Gas to sell two of its natural gas distribution utilities and Pivotal Home Solutions.
Alabama Power, Georgia Power, and Gulf Power recently reached agreements with their respective state PSCs relating to the regulatory impacts of the Tax Reform Legislation, which include capital structure adjustments expected to help mitigate the potential adverse impacts to certain of their credit metrics. In addition, Mississippi Power, Atlanta Gas Light, and Nicor Gas have each made filings with their respective state PSC or other regulatory agency relating to the Tax Reform Legislation and are awaiting final approval. See Note (B) to the Condensed Financial Statements under "Regulatory Matters" herein for additional information regarding state PSC or other regulatory agency actions related to the Tax Reform Legislation. Also see MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters" of Southern Company in Item 7 of the Form 10-K and FINANCIAL CONDITION AND LIQUIDITY – "Credit Rating Risk" and Note (H) to the Condensed Financial Statements herein for information regarding the Tax Reform Legislation.
Southern Company continues to focus on several key performance indicators. These indicators include, but are not limited to, customer satisfaction, plant availability, electric and natural gas system reliability, execution of major construction projects, and earnings per share.
Plant Vogtle Units 3 and 4 Status
In 2009, the Georgia PSC certified construction of Plant Vogtle Units 3 and 4. In 2012, the NRC issued the related combined construction and operating licenses, which allowed full construction of the two AP1000 nuclear units (with electric generating capacity of approximately 1,100 MWs each) and related facilities to begin. Until March 2017, construction on Plant Vogtle Units 3 and 4 continued under the Vogtle 3 and 4 Agreement, which was a substantially fixed price agreement. In March 2017, the EPC Contractor filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.
In connection with the EPC Contractor's bankruptcy filing, Georgia Power, acting for itself and as agent for the Vogtle Owners, entered into the Interim Assessment Agreement with the EPC Contractor to allow construction to continue. The Interim Assessment Agreement expired in July 2017 when the Vogtle Services Agreement became effective. In August 2017, following completion of comprehensive cost to complete and cancellation cost assessments, Georgia Power filed its seventeenth VCM report with the Georgia PSC, which included a

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

recommendation to continue construction of Plant Vogtle Units 3 and 4, with Southern Nuclear serving as project manager and Bechtel serving as the primary construction contractor. In December 2017, the Georgia PSC approved Georgia Power's recommendation to continue construction.
Georgia Power expects Plant Vogtle Units 3 and 4 to be placed in service by November 2021 and November 2022, respectively. Georgia Power's capital cost forecast for its 45.7% proportionate share of Plant Vogtle Units 3 and 4 is $8.8 billion ($7.3 billion after reflecting $1.7 billion received from Toshiba in 2017 under the Guarantee Settlement Agreement and $188 million in Customer Refunds recognized as a regulatory liability in 2017). Georgia Power's CWIP balance for Plant Vogtle Units 3 and 4 was $3.6 billion at March 31, 2018, which is net of the Guarantee Settlement Agreement payments less the Customer Refunds. Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.1 billion, of which $1.6 billion had been incurred through March 31, 2018.
See FUTURE EARNINGS POTENTIAL – "Construction Program – Nuclear Construction" herein for additional information.
RESULTS OF OPERATIONS
Net Income

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$280	42.6
Consolidated net income attributable to Southern Company was $938 million ($0.93 per share) for the first quarter 2018 compared to $658 million ($0.66 per share) for the corresponding period in 2017. The increase was primarily due to a lower federal income tax rate as a result of the Tax Reform Legislation and net state income tax benefits arising from the reorganization of Southern Power's legal entities, as well as higher retail electric revenues due to colder weather, partially offset by reductions in retail revenues related to the regulatory treatment of the Tax Reform Legislation impacts.
Retail Electric Revenues

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$174	5.1
In the first quarter 2018, retail electric revenues were $3.6 billion compared to $3.4 billion for the corresponding period in 2017.
Details of the changes in retail electric revenues were as follows:

	First Quarter 2018
	(in millions)	(% change)
Retail electric – prior year	$3,394
Estimated change resulting from –
Rates and pricing	(103)	(3.0)
Sales growth	26	0.8
Weather	144	4.2
Fuel and other cost recovery	107	3.1
Retail electric – current year	$3,568	5.1%

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues associated with changes in rates and pricing decreased in the first quarter 2018 when compared to the corresponding period in 2017 primarily due to revenues deferred as regulatory liabilities for future adjustments to customer billings related to the Tax Reform Legislation, as well as the rate pricing effect of increased customer usage at Georgia Power. The decrease in revenues also reflects a decrease in the recovery of Plant Vogtle Units 3 and 4 construction financing costs under the NCCR tariff at Georgia Power, also primarily related to the Tax Reform Legislation. These decreases were partially offset by higher contributions from variable demand-driven pricing from commercial and industrial customers at Georgia Power.
See Note 3 to the financial statements of Southern Company under "Regulatory Matters – Alabama Power" and " – Georgia Power – Rate Plans" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information.
Revenues attributable to changes in sales increased in the first quarter 2018 when compared to the corresponding period in 2017. Weather-adjusted residential KWH sales and weather-adjusted commercial KWH sales increased 1.1% and 1.2%, respectively, in the first quarter 2018 primarily due to customer growth. Industrial KWH sales increased 2.6% in the first quarter 2018, primarily in the primary metals and chemicals sectors, partially offset by decreased sales in the paper sector.
Fuel and other cost recovery revenues increased $107 million in the first quarter 2018 when compared to the corresponding period in 2017 primarily due to higher energy sales resulting from colder weather. Electric rates for the traditional electric operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of PPA costs, and do not affect net income. The traditional electric operating companies each have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPA capacity costs.
Wholesale Electric Revenues

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$88	16.6
Wholesale electric revenues consist of PPAs primarily with investor-owned utilities and electric cooperatives and short-term opportunity sales. Wholesale electric revenues from PPAs (other than solar and wind PPAs) have both capacity and energy components. Capacity revenues generally represent the greatest contribution to net income and are designed to provide recovery of fixed costs plus a return on investment. Energy revenues will vary depending on fuel prices, the market prices of wholesale energy compared to the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. Energy sales from solar and wind PPAs do not have a capacity charge and customers either purchase the energy output of a dedicated renewable facility through an energy charge or through a fixed price related to the energy. As a result, Southern Company's ability to recover fixed and variable operations and maintenance expenses is dependent upon the level of energy generated from these facilities, which can be impacted by weather conditions, equipment performance, transmission constraints, and other factors. Wholesale electric revenues at Mississippi Power include FERC-regulated municipal and rural association sales as well as market-based sales. Short-term opportunity sales are made at market-based rates that generally provide a margin above the Southern Company system's variable cost to produce the energy.
In the first quarter 2018, wholesale electric revenues were $619 million compared to $531 million for the corresponding period in 2017. This increase was primarily related to a $91 million increase in energy revenues, partially offset by a $3 million decrease in capacity revenues. The increase in energy revenues primarily relates to Southern Power and includes an increase in fuel costs that are contractually recovered through PPAs and new

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

natural gas PPAs related to existing facilities. Additionally, the increase in energy revenues is due to increased demand related to colder weather in the first quarter 2018 compared to the corresponding period in 2017.
Natural Gas Revenues

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$77	5.0
In the first quarter 2018, natural gas revenues were $1.6 billion compared to $1.5 billion for the corresponding period in 2017.
Details of the changes in natural gas revenues were as follows:

	First Quarter 2018
	(in millions)	(% change)
Natural gas – prior year	$1,530
Estimated change resulting from –
Infrastructure replacement programs and base rate increases	47	3.0%
Tax reform regulatory liabilities	(37)	(2.4)
Gas costs and other cost recovery	1	0.1
Weather	8	0.5
Wholesale gas services	35	2.3
Other	23	1.5
Natural gas – current year	$1,607	5.0%
The increase in natural gas revenues is primarily due to infrastructure investments recovered through replacement programs and increases in base rate revenues at the natural gas distribution utilities, an increase in commercial activity at Southern Company Gas' wholesale gas services business, colder weather, fixed and guaranteed bill revenue at Southern Company Gas' gas marketing services business as a result of adopting a new revenue recognition standard, and an increase in revenues resulting from the Dalton Pipeline being placed in service. These increases were partially offset by revenues deferred as regulatory liabilities for expected adjustments to customer billings as a result of the regulatory treatment of the Tax Reform Legislation impacts.
Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations.
See Notes (A) and (B) to the Condensed Financial Statements herein under "Recently Adopted Accounting Standards – Revenue" and "Regulatory Matters – Southern Company Gas," respectively, for additional information.
Other Revenues

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$272	192.9
In the first quarter 2018, other revenues were $413 million compared to $141 million for the corresponding period in 2017. This increase was primarily due to PowerSecure's storm restoration services in Puerto Rico.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel and Purchased Power Expenses

	First Quarter 2018 vs. First Quarter 2017
	(change in millions)	(% change)
Fuel	$105	10.5
Purchased power	88	49.2
Total fuel and purchased power expenses	$193
In the first quarter 2018, total fuel and purchased power expenses were $1.4 billion compared to $1.2 billion for the corresponding period in 2017. The increase was primarily the result of a $147 million increase in the volume of KWHs generated and purchased and a $46 million increase in the average cost of fuel and purchased power.
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
Details of the Southern Company system's generation and purchased power were as follows:

	First Quarter 2018	First Quarter 2017
Total generation (in billions of KWHs)	48	44
Total purchased power (in billions of KWHs)	5	4
Sources of generation (percent) —
Gas	45	46
Coal	29	29
Nuclear	16	17
Hydro	4	2
Other	6	6
Cost of fuel, generated (in cents per net KWH) —
Gas	2.85	2.92
Coal	2.90	2.88
Nuclear	0.78	0.79
Average cost of fuel, generated (in cents per net KWH)	2.50	2.50
Average cost of purchased power (in cents per net KWH)(*)	6.33	5.10

(*)	Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.
Fuel
In the first quarter 2018, fuel expense was $1.1 billion compared to $1.0 billion for the corresponding period in 2017. The increase was primarily due to a 14.2% increase in the volume of KWHs generated by natural gas and a 10.8% increase in the volume of KWHs generated by coal, partially offset by a 2.4% decrease in the average cost of natural gas per KWH generated.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Purchased Power
In the first quarter 2018, purchased power expense was $267 million compared to $179 million for the corresponding period in 2017. The increase was primarily due to a 24.1% increase in the average cost per KWH purchased and a 14.0% increase in the volume of KWHs purchased.
Energy purchases will vary depending on demand for energy within the Southern Company system's electric service territory, the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, and the availability of the Southern Company system's generation.
Cost of Other Sales

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$201	228.4
In the first quarter 2018, cost of other sales was $289 million compared to $88 million for the corresponding period in 2017. The increase primarily reflects costs related to PowerSecure's storm restoration services in Puerto Rico.
Other Operations and Maintenance Expenses

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$68	4.9
In the first quarter 2018, other operations and maintenance expenses were $1.45 billion compared to $1.38 billion for the corresponding period in 2017. The increase was primarily due to a $42 million goodwill impairment charge recorded at Southern Company Gas in contemplation of the proposed sale of Pivotal Home Solutions. Additionally, the increase is related to a $28 million increase in employee compensation and benefits, including pension costs, a $19 million decrease in gains from sales of integrated transmission system assets at Georgia Power, and a $12 million increase at Southern Company Gas to align paid time off with the Southern Company system's policy. These increases were partially offset by $32.5 million resulting from the write-down of Gulf Power's ownership of Plant Scherer Unit 3 in the first quarter 2017 in accordance with a settlement agreement approved by the Florida PSC in April 2017 (2017 Gulf Power Rate Case Settlement Agreement).
See Notes (A) and (J) to the Condensed Financial Statements under "Goodwill and Other Intangible Assets" and "Southern Company Gas – Proposed Sale of Pivotal Home Solutions," respectively, herein for additional information regarding the proposed sale of Pivotal Home Solutions and Note (G) to the Condensed Financial Statements herein for additional information on pension costs. Also, see Note 3 to the financial statements of Southern Company under "Regulatory Matters – Gulf Power – Retail Base Rate Cases" in Item 8 of the Form 10-K for additional information regarding the 2017 Gulf Power Rate Case Settlement Agreement.
Depreciation and Amortization

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$53	7.4
In the first quarter 2018, depreciation and amortization was $769 million compared to $716 million for the corresponding period in 2017. The increase reflects $34 million related to additional plant in service and also reflects a $25.5 million reduction in depreciation credits recorded in the first quarter 2017 as authorized in Gulf Power's 2013 rate case settlement.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Note 3 to the financial statements of Southern Company under "Regulatory Matters – Gulf Power – Retail Base Rate Cases" in Item 8 of the Form 10-K for additional information.
Taxes Other Than Income Taxes

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$25	7.6
In the first quarter 2018, taxes other than income taxes were $355 million compared to $330 million for the corresponding period in 2017. The increase was primarily due to increased municipal franchise fees and property taxes at Georgia Power and increased revenue tax expenses and payroll taxes related to aligning paid time off at Southern Company Gas with the Southern Company system's policy.
Estimated Loss on Kemper IGCC

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$(64)	(59.3)
Estimated losses on the Kemper IGCC of $44 million were recorded in the first quarter 2018 resulting from the abandonment and related closure activities for the mine and gasifier-related assets as compared to $108 million for the corresponding period in 2017 related to revisions to the estimated construction costs prior to the June 2017 project suspension.
See Note 3 to the financial statements of Southern Company under "Kemper County Energy Facility" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Kemper County Energy Facility" herein for additional information.
Allowance for Equity Funds Used During Construction

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$(27)	(47.4)
In the first quarter 2018, AFUDC equity was $30 million compared to $57 million in the corresponding period in 2017. This decrease primarily resulted from Mississippi Power's suspension of the Kemper IGCC construction in June 2017.
See Note 3 to the financial statements of Southern Company under "Kemper County Energy Facility" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Kemper County Energy Facility" herein for additional information.
Interest Expense, Net of Amounts Capitalized

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$42	10.1
In the first quarter 2018, interest expense, net of amounts capitalized was $458 million compared to $416 million in the corresponding period in 2017. The increase was largely due to an increase in average outstanding long-term debt, primarily at the parent company and Southern Company Gas.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Note 6 to the financial statements of Southern Company in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein for additional information.
Other Income (Expense), Net

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$12	25.0
In the first quarter 2018, other income (expense), net was $60 million compared to $48 million for the corresponding period in 2017. The increase was primarily due to a gain from the settlement of a contractor litigation claim at Southern Company Gas.
Income Taxes

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$(202)	(64.1)
In the first quarter 2018, income taxes were $113 million compared to $315 million for the corresponding period in 2017. The decrease was primarily due to a lower federal income tax rate as a result of the Tax Reform Legislation, as well as net state income tax benefits arising from the reorganization of Southern Power's legal entities holding its solar facilities.
See Note (H) to the Condensed Financial Statements herein for additional information.
Dividends on Preferred and Preference Stock of Subsidiaries

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$(7)	(63.6)
In the first quarter 2018, dividends on preferred and preference stock of subsidiaries was $4 million compared to $11 million for the corresponding period in 2017. The decrease was due to the 2017 redemptions of all outstanding shares of preferred and preference stock at Georgia Power and preference stock at Gulf Power.
See Note 6 the financial statements of Southern Company under "Redeemable Preferred Stock of Subsidiaries" in Item 8 of the Form 10-K for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Company's future earnings potential. The level of Southern Company's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of the Southern Company system's primary businesses of selling electricity and distributing natural gas. These factors include the traditional electric operating companies' and the natural gas distribution utilities' ability to maintain a constructive regulatory environment that allows for the timely recovery of prudently-incurred costs during a time of increasing costs and limited projected demand growth over the next several years. Plant Vogtle Units 3 and 4 construction and rate recovery and the profitability of Southern Power's competitive wholesale business and successful additional investments in renewable and other energy projects are also major factors.
Future earnings for the electricity and natural gas businesses will be driven primarily by customer growth. Earnings in the electricity business will also depend upon maintaining and growing sales, considering, among other things, the adoption and/or penetration rates of increasingly energy-efficient technologies, increasing volumes of electronic

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

commerce transactions, and higher multi-family home construction, all of which could contribute to a net reduction in customer usage. Earnings for both the electricity and natural gas businesses are subject to a variety of other factors. These factors include weather, competition, new energy contracts with other utilities and other wholesale customers, energy conservation practiced by customers, the use of alternative energy sources by customers, the prices of electricity and natural gas, the price elasticity of demand, and the rate of economic growth or decline in the service territory. In addition, the level of future earnings for the wholesale electric business also depends on numerous factors including regulatory matters, creditworthiness of customers, total electric generating capacity available and related costs, future acquisitions and construction of electric generating facilities, the impact of tax credits from renewable energy projects, and the successful remarketing of capacity as current contracts expire. Demand for electricity and natural gas is primarily driven by the pace of economic growth that may be affected by changes in regional and global economic conditions, which may impact future earnings. In addition, the volatility of natural gas prices has a significant impact on the natural gas distribution utilities' customer rates, long-term competitive position against other energy sources, and the ability of Southern Company Gas' gas marketing services and wholesale gas services businesses to capture value from locational and seasonal spreads. Additionally, changes in commodity prices subject a significant portion of Southern Company Gas' operations to earnings variability.
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
In October 2017, a wholly-owned subsidiary of Southern Company Gas entered into agreements for the sale of the assets of two of its natural gas distribution utilities, Elizabethtown Gas and Elkton Gas, to South Jersey Industries, Inc. for a total cash purchase price of $1.7 billion. As of March 31, 2018, the net book value of the assets to be disposed of in the sale was approximately $1.5 billion, which includes approximately $0.5 billion of goodwill. The goodwill is not deductible for tax purposes and, as a result, a deferred tax liability has not yet been provided. Through the completion of the asset sales, Southern Company Gas intends to invest approximately $0.1 billion in capital additions required for ordinary business operations of these assets. The completion of each asset sale is subject to the satisfaction or waiver of certain conditions, including, among other customary closing conditions, the receipt of required regulatory approvals, including the FERC, the New Jersey BPU, and, with respect to the sale of Elkton Gas, the Maryland PSC. Southern Company Gas and South Jersey Industries, Inc. made joint filings in December 2017 and on January 16, 2018 with the New Jersey BPU and the Maryland PSC, respectively, requesting regulatory approval. The asset sales are expected to be completed by the end of the third quarter 2018.
On April 11, 2018, Southern Company Gas and its subsidiary Pivotal Home Solutions entered into a stock purchase agreement with American Water Enterprises LLC for the sale of Pivotal Home Solutions for a purchase price of approximately $365 million, including estimated working capital. In contemplation of the transaction, a goodwill impairment charge of $42 million was recorded as of March 31, 2018. The remaining goodwill of $242 million is not deductible for tax purposes and, as a result, a deferred tax liability has not been provided. The completion of this transaction is subject to the satisfaction or waiver of certain conditions, including, among other customary closing conditions, approval from the Florida Office of Insurance Regulation and the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transaction is expected to be completed by the end of the second quarter 2018.
In addition, Southern Power is pursuing the sale of a 33% equity interest in a newly-formed holding company owning substantially all of Southern Power's solar facilities, including certain subsidiaries owned in partnership with various third parties. If successful, the sale is expected to close in mid-2018.
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
Environmental Matters
The Southern Company system's operations are regulated by state and federal environmental agencies through a variety of laws and regulations governing air, water, land, and protection of other natural resources. The Southern Company system maintains comprehensive environmental compliance and greenhouse gas (GHG) strategies to assess upcoming requirements and compliance costs associated with these environmental laws and regulations. The costs, including capital expenditures and operations and maintenance costs, required to comply with environmental laws and regulations and to achieve stated goals may impact future unit retirement and replacement decisions, results of operations, cash flows, and financial condition. Related costs may result from the installation of additional environmental controls, closure and monitoring of CCR facilities, unit retirements, and adding or changing fuel sources for certain existing units, as well as related upgrades to the transmission system. A major portion of these costs are expected to be recovered through existing ratemaking provisions. The ultimate impact of environmental laws and regulations and the GHG goals discussed below will depend on various factors, such as state adoption and implementation of requirements, the availability and cost of any deployed control technology, and the outcome of pending and/or future legal challenges.
New or revised environmental laws and regulations could affect many areas of the traditional electric operating companies', Southern Power's, and the natural gas distribution utilities' operations. The impact of any such changes cannot be determined at this time. Environmental compliance costs could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis for the traditional electric operating companies and the natural gas distribution utilities or through long-term wholesale agreements for the traditional electric operating companies and Southern Power. Further, increased costs that are recovered through regulated rates could contribute to reduced demand for electricity and natural gas, which could negatively affect results of operations, cash flows, and financial condition. Additionally, many commercial and industrial customers may also be affected by existing and future environmental requirements, which for some may have the potential to ultimately affect their demand for electricity and natural gas. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under "Environmental Matters" in Item 8 of the Form 10-K for additional information.
Environmental Laws and Regulations
Coal Combustion Residuals
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" of Southern Company in Item 7 of the Form 10-K for additional information regarding the Disposal of Coal Combustion Residuals from Electric Utilities rule (CCR Rule).
Consistent with the EPA's announced plans to reconsider certain portions of the CCR Rule, on March 15, 2018, the EPA published the first of two proposed coal ash rules it plans to finalize by no later than December 2019. The impact of any changes to the CCR Rule will depend on the content of the final rule and the outcome of any legal challenges and cannot be determined at this time.
Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Southern Company in Item 7 of the Form 10-K for additional information regarding domestic GHG policies.
Through 2017, the Southern Company system has achieved an estimated GHG emission reduction of 36% since 2007. In April 2018, Southern Company established an intermediate goal of a 50% reduction in carbon emissions

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

from 2007 levels by 2030 and a long-term goal of low- to no-carbon operations by 2050. To achieve these goals, the Southern Company system expects to continue growing its renewable energy portfolio, optimize technology advancements to modernize its transmission and distribution systems, increase the use of natural gas for generation, complete construction of Plant Vogtle Units 3 and 4, invest in energy efficiency, and continue research and development efforts focused on technologies to lower GHG emissions. The Southern Company system's ability to achieve these goals also will be dependent on many external factors, including supportive national energy policies, low natural gas prices, and the development, deployment, and advancement of relevant energy technologies. The ultimate outcome of this matter cannot be determined at this time.
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
Alabama Power
Alabama Power's revenues from regulated retail operations are collected through various rate mechanisms subject to the oversight of the Alabama PSC. Alabama Power currently recovers its costs from the regulated retail business primarily through Rate RSE, Rate CNP, Rate ECR, and Rate NDR. In addition, the Alabama PSC issues accounting orders to address current events impacting Alabama Power. See Note 3 to the financial statements of Southern Company under "Regulatory Matters – Alabama Power" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information regarding Alabama Power's rate mechanisms, accounting orders, and the recovery balance of each regulatory clause for Alabama Power.
On May 1, 2018, the Alabama PSC approved modifications to Rate RSE and other commitments designed to position Alabama Power to address the growing pressure on its credit quality resulting from the Tax Reform Legislation, without increasing retail rates under Rate RSE in the near term. Alabama Power plans to reduce growth in total debt by increasing equity, with corresponding reductions in debt issuances, thereby de-leveraging its capital structure. Alabama Power's goal is to achieve an equity ratio of approximately 55% by the end of 2025. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters – Federal Tax Reform Legislation" of Southern Company in Item 7 of the Form 10-K for additional information.
Rate RSE
The approved modifications to Rate RSE are effective June 2018 and applicable for January 2019 billings and thereafter. The modifications include reducing the top of the allowed weighted common equity return (WCER) range from 6.21% to 6.15% and modifications to the refund mechanism applicable to prior year actual results. The modifications to the refund mechanism allow Alabama Power to retain a portion of the revenue that causes the actual WCER for a given year to exceed the allowed range.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In conjunction with these modifications to Rate RSE, Alabama Power committed to a moratorium on any upward adjustments under Rate RSE for 2019 and 2020. Additionally, Alabama Power will return $50 million to customers through bill credits in 2019. The ultimate outcome of this matter cannot be determined at this time.
In accordance with an established retail tariff that provides for an interim adjustment to customer billings to recognize the impact of a change in the statutory income tax rate, Alabama Power will also return approximately $257 million to retail customers through bill credits in the second half of 2018 as a result of the change in the federal income tax rate under the Tax Reform Legislation.
Rate ECR
On May 1, 2018, the Alabama PSC approved an increase to Rate ECR from 2.015 cents per KWH to 2.353 cents per KWH effective July 2018 which is expected to result in additional collections of approximately $100 million through December 31, 2018. The approved increase in the Rate ECR factor will have no significant effect on Southern Company's net income, but will increase operating cash flows related to fuel cost recovery in 2018. The rate will return to 5.910 cents per KWH in 2019, absent a further order from the Alabama PSC. The ultimate outcome of this matter cannot be determined at this time.
Accounting Order
On May 1, 2018, the Alabama PSC approved an accounting order that authorizes Alabama Power to defer the benefits of federal excess deferred income taxes associated with the Tax Reform Legislation for the year ending December 31, 2018 as a regulatory liability. Up to $30 million of such deferrals may be used to offset under-recovered amounts under Rate ECR, with any remaining amounts to be used for the benefit of customers as determined by the Alabama PSC. Alabama Power expects the benefits deferred to total approximately $30 million to $50 million. The ultimate outcome of this matter cannot be determined at this time. See Note 5 to the financial statements of Southern Company under "Federal Tax Reform Legislation" in Item 8 of the Form 10-K for additional information.
Georgia Power
Georgia Power's revenues from regulated retail operations are collected through various rate mechanisms subject to the oversight of the Georgia PSC. Georgia Power currently recovers its costs from the regulated retail business through the 2013 ARP, which includes traditional base tariff rates, Demand-Side Management tariffs, Environmental Compliance Cost Recovery tariffs, and Municipal Franchise Fee tariffs. In addition, financing costs related to certified construction costs of Plant Vogtle Units 3 and 4 are being collected through the NCCR tariff and fuel costs are collected through a separate fuel cost recovery tariff. See Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein and Note 3 to the financial statements of Southern Company under "Nuclear Construction" in Item 8 of the Form 10-K for additional information regarding Georgia Power's NCCR tariff. Also see Note (B) to the Condensed Financial Statements under "Regulatory Matters – Georgia Power – Fuel Cost Recovery" herein for additional information regarding Georgia Power's fuel cost recovery.
Rate Plans
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Georgia Power – Rate Plans" of Southern Company in Item 7 of the Form 10-K for additional information regarding Georgia Power's 2013 ARP and the Georgia PSC's 2018 order related to the Tax Reform Legislation.
On April 3, 2018, the Georgia PSC approved a settlement agreement between Georgia Power and the staff of the Georgia PSC regarding the retail rate impact of the Tax Reform Legislation (Georgia Power Tax Reform Settlement Agreement). Pursuant to the Georgia Power Tax Reform Settlement Agreement, to reflect the federal income tax rate reduction impact of the Tax Reform Legislation, Georgia Power will refund to customers a total of $330 million through bill credits of $131 million in October 2018, $96 million in June 2019, and $103 million in February 2020. In addition, Georgia Power is deferring as a regulatory liability (i) the revenue equivalent of the tax expense reduction resulting from legislation lowering the Georgia state income tax rate from 6.00% to 5.75% in 2019 and

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(ii) the entire benefit of approximately $700 million in federal and state excess accumulated deferred income taxes. The amortization of these regulatory liabilities is expected to be addressed in Georgia Power's next base rate case, which is scheduled to be filed by July 1, 2019. If there is not a base rate case in 2019, customers will receive $185 million in annual bill credits beginning in 2020, with any additional federal and state income tax savings deferred as a regulatory liability, until Georgia Power's next base rate case.
To address the negative cash flow and credit metric impacts of the Tax Reform Legislation, the Georgia PSC also approved an increase in Georgia Power's retail equity ratio to the lower of (i) Georgia Power's actual common equity weight in its capital structure or (ii) 55%, until Georgia Power's next base rate case. Benefits from reduced federal income tax rates in excess of the amounts refunded to customers will be retained by Georgia Power to cover the carrying costs of the incremental equity in 2018 and 2019.
Gulf Power
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Gulf Power" of Southern Company in Item 7 of the Form 10-K for additional information.
As a continuation of the 2017 Gulf Power Rate Case Settlement Agreement, on March 26, 2018, the Florida PSC approved a stipulation and settlement agreement among Gulf Power and three intervenors addressing the retail revenue requirement effects of the Tax Reform Legislation (Gulf Power Tax Reform Settlement Agreement).
The Gulf Power Tax Reform Settlement Agreement results in annual reductions to Gulf Power's revenues of $18.2 million from base rates and $15.6 million from environmental cost recovery rates, implemented April 1, 2018, and also provides for a one-time refund of $69.4 million for the retail portion of unprotected (not subject to normalization) deferred tax liabilities through Gulf Power's fuel cost recovery rate over the remainder of 2018. As a result of the Gulf Power Tax Reform Settlement Agreement, the Florida PSC also approved an increase in Gulf Power's maximum equity ratio from 52.5% to 53.5% for all retail regulatory purposes.
As part of the Gulf Power Tax Reform Settlement Agreement, a limited scope proceeding to address protected deferred tax liabilities consistent with IRS normalization principles was initiated on April 30, 2018. Pending resolution of this proceeding, Gulf Power is deferring the related amounts for 2018 as a regulatory liability. Unless otherwise agreed to by the parties to the Gulf Power Tax Reform Settlement Agreement, amounts recorded in this regulatory liability will be refunded to retail customers in 2019 through Gulf Power's fuel cost recovery rates. The ultimate outcome of this matter cannot be determined at this time.
Mississippi Power
On February 7, 2018, Mississippi Power revised its annual projected PEP filing for 2018 to reflect the impacts of the Tax Reform Legislation. The revised filing requests an increase of $26 million in annual revenues, based on a performance adjusted ROE of 9.33% and an increased equity ratio of 55%. The Mississippi PSC is expected to rule on this request in mid-2018. The ultimate outcome of this matter cannot be determined at this time.
Southern Company Gas
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Southern Company Gas" of Southern Company in Item 7 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Southern Company Gas" herein for additional information.
In December 2017, Atlanta Gas Light filed its 2018 annual rate adjustment with the Georgia PSC, which, if approved, would have increased annual base rate revenues by $22 million, effective June 1, 2018. On February 23, 2018, Atlanta Gas Light revised its filing to reflect the impacts of the Tax Reform Legislation. The revised request replaced the $22 million rate increase with a $16 million rate reduction for customers in 2018. The revised request maintains the previously authorized earnings band based on a return on equity between 10.55% and 10.95% and proposes to increase the equity ratio by 3% to an equity ratio of 54% to address the negative cash flow and credit metric impacts of the Tax Reform Legislation. Atlanta Gas Light also notified the Georgia PSC that it intends to

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

seek a further equity ratio increase of 2% to an equity ratio of 56% in its 2019 filing. The Georgia PSC is expected to rule on the revised request in the second quarter 2018.
In accordance with an Illinois Commission order and pursuant to its rehearing request, on April 13, 2018, Nicor Gas filed for revised base rates with the Illinois Commission, which would result in a decrease of approximately $44 million in annual base rate revenues effective in the second quarter 2018 to incorporate the reduction in the federal income tax rate as a result of the Tax Reform Legislation. Nicor Gas' previously-authorized capital structure and ROE of 9.8% were not addressed in the rehearing and remain unchanged. The Illinois Commission is expected to rule on the request on May 2, 2018.
The ultimate outcome of these matters cannot be determined at this time.
Kemper County Energy Facility
For additional information on the Kemper County energy facility, see Note 3 to the financial statements of Southern Company under "Kemper County Energy Facility" in Item 8 of the Form 10-K.
As the mining permit holder for the Kemper County energy facility, Liberty Fuels Company, LLC has a legal obligation to perform mine reclamation, and Mississippi Power has a contractual obligation to fund all reclamation activities. Mine reclamation began in the first quarter 2018. See Note 1 to the financial statements of Southern Company under "Asset Retirement Obligations and Other Costs of Removal" in Item 8 of the Form 10-K for additional information.
During the first quarter 2018, Mississippi Power recorded charges to income of $44 million ($33 million after tax), primarily resulting from the abandonment and related closure activities for the mine and gasifier-related assets at the Kemper County energy facility. Additional closure costs for the mine and gasifier-related assets, including ash disposal, currently estimated to cost up to $50 million pre-tax (excluding salvage), are expected to be incurred during the remainder of 2018 and 2019. In addition, period costs, including, but not limited to, costs for compliance and safety, ARO accretion, and property taxes for the mine and gasifier-related assets, are estimated at $4 million for the remainder of 2018, $4 million in 2019, and $1 million annually beginning in 2020. The ultimate outcome of this matter cannot be determined at this time.
The combined cycle and associated common facilities portions of the Kemper County energy facility were dedicated as Plant Ratcliffe on April 27, 2018.
Construction Program
Overview
The subsidiary companies of Southern Company are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. The Southern Company system intends to continue its strategy of developing and constructing new electric generating facilities, adding environmental modifications to certain existing units, expanding the electric transmission and distribution systems, and updating and expanding the natural gas distribution systems. For the traditional electric operating companies, major generation construction projects are subject to state PSC approval in order to be included in retail rates. While Southern Power generally constructs and acquires generation assets covered by long-term PPAs, any uncontracted capacity could negatively affect future earnings. Southern Company Gas is engaged in various infrastructure improvement programs designed to update or expand the natural gas distribution systems of the natural gas distribution utilities to improve reliability and meet operational flexibility and growth. The natural gas distribution utilities recover their investment and a return associated with these infrastructure programs through their regulated rates. See Notes 3 and 12 to the financial statements of Southern Company under "Regulatory Matters – Southern Company Gas – Regulatory Infrastructure Programs" and "Southern Power – Construction Projects in Progress," respectively, in Item 8 of the Form 10-K and Note (J) to the Condensed Financial Statements under "Southern Power" herein for additional information.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The largest construction project currently underway in the Southern Company system is Plant Vogtle Units 3 and 4 (45.7% ownership interest by Georgia Power in the two units, each with approximately 1,100 MWs). See Note 3 to the financial statements of Southern Company under "Nuclear Construction" in Item 8 of the Form 10-K and "Nuclear Construction" herein for additional information.
Also see FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" herein for additional information regarding Southern Company's capital requirements for its subsidiaries' construction programs.
Nuclear Construction
See Note 3 to the financial statements of Southern Company under "Nuclear Construction" in Item 8 of the Form 10-K for additional information regarding the construction of Plant Vogtle Units 3 and 4, VCM reports, and the NCCR tariff.
Vogtle 3 and 4 Contracts
Effective in July 2017, Georgia Power, acting for itself and as agent for the other Vogtle Owners, and the EPC Contractor entered into the Vogtle Services Agreement, whereby Westinghouse will provide facility design and engineering services, procurement and technical support, and staff augmentation on a time and materials cost basis. The Vogtle Services Agreement will continue until the start-up and testing of Plant Vogtle Units 3 and 4 are complete and electricity is generated and sold from both units. The Vogtle Services Agreement is terminable by the Vogtle Owners upon 30 days' written notice.
In October 2017, Georgia Power, acting for itself and as agent for the other Vogtle Owners, entered into a construction completion agreement with Bechtel, whereby Bechtel will serve as the primary contractor for the remaining construction activities for Plant Vogtle Units 3 and 4 (Bechtel Agreement). The Bechtel Agreement is a cost reimbursable plus fee arrangement, whereby Bechtel is reimbursed for actual costs plus a base fee and an at-risk fee, which is subject to adjustment based on Bechtel's performance against cost and schedule targets. Each Vogtle Owner is severally (not jointly) liable for its proportionate share, based on its ownership interest, of all amounts owed to Bechtel under the Bechtel Agreement. The Vogtle Owners may terminate the Bechtel Agreement at any time for their convenience, provided that the Vogtle Owners will be required to pay amounts related to work performed prior to the termination (including the applicable portion of the base fee), certain termination-related costs, and, at certain stages of the work, the applicable portion of the at-risk fee. Bechtel may terminate the Bechtel Agreement under certain circumstances, including certain Vogtle Owner suspensions of work, certain breaches of the Bechtel Agreement by the Vogtle Owners, Vogtle Owner insolvency, and certain other events. Pursuant to the Loan Guarantee Agreement between Georgia Power and the DOE, Georgia Power is required to obtain the DOE's approval of the Bechtel Agreement prior to obtaining any further advances under the Loan Guarantee Agreement.
In November 2017, the Vogtle Owners entered into an amendment to their joint ownership agreements for Plant Vogtle Units 3 and 4 (as amended, Vogtle Joint Ownership Agreements) to provide for, among other conditions, additional Vogtle Owner approval requirements. Pursuant to the Vogtle Joint Ownership Agreements, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction if certain adverse events occur, including (i) the bankruptcy of Toshiba; (ii) termination or rejection in bankruptcy of certain agreements, including the Vogtle Services Agreement or the Bechtel Agreement; (iii) the Georgia PSC or Georgia Power determines that any of Georgia Power's costs relating to the construction of Plant Vogtle Units 3 and 4 will not be recovered in retail rates because such costs are deemed unreasonable or imprudent; or (iv) an increase in the construction budget contained in the seventeenth VCM report of more than $1 billion or extension of the project schedule contained in the seventeenth VCM report of more than one year. In addition, pursuant to the Vogtle Joint Ownership Agreements, the required approval of holders of ownership interests in Plant Vogtle Units 3 and 4 is at least (i) 90% for a change of the primary construction contractor and (ii) 67% for material amendments to the Vogtle Services Agreement or agreements with Southern Nuclear or the primary construction contractor, including the Bechtel Agreement. The Vogtle Joint Ownership Agreements also confirm that the Vogtle Owners' sole recourse against Georgia Power or Southern Nuclear for any action or inaction in connection with their performance as agent

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for the Vogtle Owners is limited to removal of Georgia Power and/or Southern Nuclear as agent, except in cases of willful misconduct.
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. As of March 31, 2018, Georgia Power had recovered approximately $1.6 billion of financing costs. On March 20, 2018, the Georgia PSC approved a decrease to the NCCR tariff of approximately $50 million, effective April 1, 2018.
Georgia Power is required to file semi-annual VCM reports with the Georgia PSC by February 28 and August 31 each year. In 2013, in connection with the eighth VCM report, the Georgia PSC approved a stipulation between Georgia Power and the staff of the Georgia PSC to waive the requirement to amend the Plant Vogtle Units 3 and 4 certificate in accordance with the 2009 certification order until the completion of Plant Vogtle Unit 3, or earlier if deemed appropriate by the Georgia PSC and Georgia Power.
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) certain recommendations made by Georgia Power in the seventeenth VCM report and modifying the Vogtle Cost Settlement Agreement. The Vogtle Cost Settlement Agreement, as modified by the January 11, 2018 order, resolved the following regulatory matters related to Plant Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the amounts paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and Customer Refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and deemed reasonable Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap and that prudence decisions on cost recovery will be made at a later date, consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC in the 2013 ARP) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that upon Unit 3 reaching commercial operation, retail base rates would be adjusted to include carrying costs on those capital costs deemed prudent in the Vogtle Cost Settlement Agreement. The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $25 million in 2017 and are estimated to have negative earnings impacts of approximately $100 million in 2018 and an aggregate of $585 million from 2019 to 2022. In its January 11, 2018 order, the Georgia PSC stated if other certain conditions and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, both Georgia Power and the Georgia PSC reserve the right to reconsider the decision to continue construction.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On February 12, 2018, Georgia Interfaith Power & Light, Inc. and Partnership for Southern Equity, Inc. filed a petition appealing the Georgia PSC's January 11, 2018 order with the Fulton County Superior Court. On March 8, 2018, Georgia Watch filed a similar appeal to the Fulton County Superior Court for judicial review of the Georgia PSC's final decision and denial of Georgia Watch's motion for reconsideration. Georgia Power believes the two appeals have no merit; however, an adverse outcome in either appeal could have a material impact on Southern Company's results of operations, financial condition, and liquidity.
The IRS has allocated PTCs to each of Plant Vogtle Units 3 and 4. The nominal value of Georgia Power's portion of the PTCs is approximately $500 million per unit.
The Georgia PSC has approved seventeen VCM reports covering the periods through June 30, 2017, including total construction capital costs incurred through that date of $4.4 billion. Georgia Power filed its eighteenth VCM report on February 28, 2018 requesting approval of $448 million of construction capital costs (excluding the $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and the $188 million in Customer Refunds recognized as a regulatory liability) incurred from July 1, 2017 through December 31, 2017.
The ultimate outcome of these matters cannot be determined at this time.
Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4 with in-service dates of November 2021 and November 2022, respectively, is as follows:

(in billions)
Project capital cost forecast	$7.3
Net investment as of March 31, 2018	(3.7)
Remaining estimate to complete	$3.6
Note: Excludes financing costs capitalized through AFUDC and is net of $1.7 billion received from Toshiba in 2017 under the Guarantee Settlement Agreement and $188 million in Customer Refunds recognized as a regulatory liability in 2017.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.1 billion, of which $1.6 billion had been incurred through March 31, 2018.
Subsequent to the EPC Contractor bankruptcy filing, a number of subcontractors to the EPC Contractor alleged non-payment by the EPC Contractor for amounts owed for work performed on Plant Vogtle Units 3 and 4. Georgia Power, acting for itself and as agent for the Vogtle Owners, has taken actions to remove liens filed by these subcontractors through the posting of surety bonds. Related to such liens, certain subcontractors have filed, and additional subcontractors may file, lawsuits against the EPC Contractor and the Vogtle Owners to preserve their payment rights with respect to such claims. All amounts associated with the removal of subcontractor liens and other EPC Contractor pre-petition accounts payable have been paid or accrued as of March 31, 2018.
As construction continues, challenges with management of contractors, subcontractors, and vendors, labor productivity and availability, fabrication, delivery, assembly, and installation of plant systems, structures, and components (some of which are based on new technology and have not yet operated in the global nuclear industry at this scale), or other issues could arise and change the projected schedule and estimated cost.
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the NRC. Various design and other licensing-based compliance matters, including the timely resolution of Inspections, Tests, Analyses, and Acceptance Criteria and the related approvals by the NRC, may arise, which may result in additional license amendments or require other resolution. If any license amendment

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

requests or other licensing-based compliance issues are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.
The ultimate outcome of these matters cannot be determined at this time.
See RISK FACTORS of Southern Company in Item 1A of the Form 10-K for a discussion of certain risks associated with the licensing, construction, and operation of nuclear generating units, including potential impacts that could result from a major incident at a nuclear facility anywhere in the world.
DOE Financing
As of March 31, 2018, Georgia Power had borrowed $2.6 billion related to Plant Vogtle Units 3 and 4 costs through the Loan Guarantee Agreement and a multi-advance credit facility among Georgia Power, the DOE, and the FFB, which provides for borrowings of up to $3.46 billion, subject to the satisfaction of certain conditions. In September 2017, the DOE issued a conditional commitment to Georgia Power for up to approximately $1.67 billion in additional guaranteed loans under the Loan Guarantee Agreement. This conditional commitment expires on June 30, 2018, subject to any further extension approved by the DOE. Final approval and issuance of these additional loan guarantees by the DOE cannot be assured and are subject to the negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions. See Note 6 to the financial statements of Southern Company under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information, including applicable covenants, events of default, mandatory prepayment events, and conditions to borrowing.
The ultimate outcome of these matters cannot be determined at this time.
Income Tax Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters" of Southern Company in Item 7 of the Form 10-K and FINANCIAL CONDITION AND LIQUIDITY – "Credit Rating Risk," Note (B) to the Condensed Financial Statements under "Regulatory Matters," and Note (H) to the Condensed Financial Statements herein for information regarding the Tax Reform Legislation and related regulatory actions.
Southern Power
In March 2018, Southern Power substantially completed a legal entity reorganization of various direct and indirect subsidiaries that own and operate substantially all of its solar facilities, including certain subsidiaries owned in partnership with various third parties. The reorganization resulted in net state tax benefits related to certain changes in apportionment rates totaling approximately $50 million, which were recorded in the first quarter 2018. In April 2018, Southern Power completed the final stage of the reorganization resulting in additional net state tax benefits of approximately $4 million. Southern Power is pursuing the sale of a 33% equity interest in the newly-formed holding company owning these solar facilities. If successful, the sale is expected to close in mid-2018. The ultimate outcome of this matter cannot be determined at this time.
Other Matters
Southern Company and its subsidiaries are involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Southern Company and its subsidiaries are subject to certain claims and legal actions arising in the ordinary course of business. The business activities of Southern Company's subsidiaries are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements, such as standards for air, water, land, and protection of other natural resources, has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.

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
Litigation
In 2016, a complaint against Mississippi Power was filed in Harrison County Circuit Court (Circuit Court) by Biloxi Freezing & Processing Inc., Gulfside Casino Partnership, and John Carlton Dean, which was amended and refiled to include, among other things, Southern Company as a defendant. The individual plaintiff alleges that Mississippi Power and Southern Company violated the Mississippi Unfair Trade Practices Act. All plaintiffs have alleged that Mississippi Power and Southern Company concealed, falsely represented, and failed to fully disclose important facts concerning the cost and schedule of the Kemper County energy facility and that these alleged breaches have unjustly enriched Mississippi Power and Southern Company. The plaintiffs seek unspecified actual damages and punitive damages; ask the Circuit Court to appoint a receiver to oversee, operate, manage, and otherwise control all affairs relating to the Kemper County energy facility; ask the Circuit Court to revoke any licenses or certificates authorizing Mississippi Power or Southern Company to engage in any business related to the Kemper County energy facility in Mississippi; and seek attorney's fees, costs, and interest. The plaintiffs also seek an injunction to prevent any Kemper County energy facility costs from being charged to customers through electric rates. In June 2017, the Circuit Court ruled in favor of motions by Southern Company and Mississippi Power and dismissed the case. In July 2017, the plaintiffs filed notice of an appeal.
In January 2017, a purported securities class action complaint was filed against Southern Company, certain of its officers, and certain former Mississippi Power officers in the U.S. District Court for the Northern District of Georgia, Atlanta Division, by Monroe County Employees' Retirement System on behalf of all persons who purchased shares of Southern Company's common stock between April 25, 2012 and October 29, 2013. The complaint alleges that Southern Company, certain of its officers, and certain former Mississippi Power officers made materially false and misleading statements regarding the Kemper County energy facility in violation of certain provisions under the Securities Exchange Act of 1934, as amended. The complaint seeks, among other things, compensatory damages and litigation costs and attorneys' fees. In June 2017, the plaintiffs filed an amended complaint that provided additional detail about their claims, increased the purported class period by one day, and added certain other former Mississippi Power officers as defendants. In July 2017, the defendants filed a motion to dismiss the plaintiffs' amended complaint with prejudice, to which the plaintiffs filed an opposition in September 2017. On March 29, 2018, the U.S. District Court for the Northern District of Georgia, Atlanta Division, issued an order granting, in part, the defendants' motion to dismiss. The court dismissed certain claims against certain officers of Southern Company and Mississippi Power and dismissed the allegations related to a number of the statements that plaintiffs challenged as being false or misleading. On April 26, 2018, the defendants filed a motion for reconsideration of the court's order, seeking the dismissal of the remaining claims in the lawsuit.
In February 2017, Jean Vineyard filed a shareholder derivative lawsuit and, in May 2017, Judy Mesirov filed a shareholder derivative lawsuit, each in the U.S. District Court for the Northern District of Georgia. Each of these lawsuits names as defendants Southern Company, certain of its directors, certain of its officers, and certain former Mississippi Power officers. In August 2017, these two shareholder derivative lawsuits were consolidated in the U.S. District Court for the Northern District of Georgia and the court has deferred the consolidated case until after certain further action in the purported securities class action complaint discussed above. The complaints allege that the defendants caused Southern Company to make false or misleading statements regarding the Kemper County energy facility cost and schedule. Further, the complaints allege that the defendants were unjustly enriched and caused the waste of corporate assets and also allege that the individual defendants violated their fiduciary duties. Each plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and, on each plaintiff's own behalf, attorneys' fees and costs in bringing the lawsuit. Each plaintiff also seeks certain changes to Southern Company's corporate governance and internal processes.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In May 2017, Helen E. Piper Survivor's Trust filed a shareholder derivative lawsuit in the Superior Court of Gwinnett County, State of Georgia that names as defendants Southern Company, certain of its directors, certain of its officers, and certain former Mississippi Power officers. The complaint alleges that the individual defendants, among other things, breached their fiduciary duties in connection with schedule delays and cost overruns associated with the construction of the Kemper County energy facility. The complaint further alleges that the individual defendants authorized or failed to correct false and misleading statements regarding the Kemper County energy facility schedule and cost and failed to implement necessary internal controls to prevent harm to Southern Company. The plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and disgorgement of profits and, on its behalf, attorneys' fees and costs in bringing the lawsuit. The plaintiff also seeks certain unspecified changes to Southern Company's corporate governance and internal processes. The court has deferred the lawsuit until after certain further action in the purported securities class action complaint discussed above.
Southern Company believes these legal challenges have no merit; however, an adverse outcome in any of these proceedings could have an impact on Southern Company's results of operations, financial condition, and liquidity. Southern Company will vigorously defend itself in these matters, the ultimate outcome of which cannot be determined at this time.
Investments in Leveraged Leases
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters – Investments in Leveraged Leases" of Southern Company in Item 7 and Note 1 to the financial statements of Southern Company under "Leveraged Leases" in Item 8 of the Form 10-K for additional information regarding a Southern Company Holdings Inc. (Southern Holdings) subsidiary's leveraged lease agreements and concerns about the financial and operational performance of one of the lessees and the associated generation assets.
The ability of the lessees to make required payments to the Southern Holdings subsidiary is dependent on the operational performance of the assets. As a result of operational improvements in the first quarter 2018, the June 2018 lease payment is currently expected to be paid in full. However, operational issues and resulting cash liquidity challenges persist and significant concerns continue regarding the lessee's ability to make the remaining semi-annual lease payments, including the lease payment due in December 2018. These operational challenges may also impact the expected residual value of the assets at the end of the lease term in 2047. If any future lease payment is not paid in full, the Southern Holdings subsidiary may be unable to make its corresponding payment to the holders of the underlying non-recourse debt related to the generation assets. Failure to make the required payment to the debtholders would represent an event of default that would give the debtholders the right to foreclose on, and take ownership of, the generation assets from the Southern Holdings subsidiary, in effect terminating the lease and resulting in the write-off of the related lease receivable which had a balance of approximately $86 million as of March 31, 2018. Southern Company has evaluated the recoverability of the lease receivable and the expected residual value of the generation assets at the end of the lease under various scenarios and has concluded that its investment in the leveraged lease is not impaired as of March 31, 2018. Southern Company will continue to monitor the operational performance of the underlying assets and evaluate the ability of the lessee to continue to make the required lease payments. The ultimate outcome of this matter cannot be determined at this time.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Southern Company prepares its consolidated financial statements in accordance with GAAP. Significant accounting policies are described in Note 1 to the financial statements of Southern Company in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Company's results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates" of Southern Company in Item 7 of the Form 10-K for a complete discussion of Southern Company's critical accounting policies and estimates.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recently Issued Accounting Standards
See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Recently Issued Accounting Standards" of Southern Company in Item 7 of the Form 10-K for additional information regarding ASU No. 2016-02, Leases (Topic 842). See Note (A) to the Condensed Financial Statements herein for information regarding Southern Company's recently adopted accounting standards.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Southern Company in Item 7 of the Form 10-K for additional information. Southern Company's financial condition remained stable at March 31, 2018. Southern Company intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $1.5 billion for the first three months of 2018, an increase of $0.6 billion from the corresponding period in 2017. The increase in net cash provided from operating activities was primarily due to the timing of vendor payments and an increase in fuel cost recovery. Net cash used for investing activities totaled $2.0 billion for the first three months of 2018 primarily due to the traditional electric operating companies' installation of equipment to comply with environmental standards and construction of electric generation, transmission, and distribution facilities and capital expenditures for Southern Company Gas' infrastructure replacement programs. Net cash provided from financing activities totaled $0.6 billion for the first three months of 2018 primarily due to net issuances of long-term and short-term debt and an increase in commercial paper borrowings, partially offset by common stock dividend payments. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first three months of 2018 include an increase of $1.8 billion in notes payable primarily related to increased commercial paper borrowings and issuances of short-term bank debt for general corporate purposes; an increase of $1.1 billion in total property, plant, and equipment primarily related to the traditional electric operating companies' installation of equipment to comply with environmental standards and construction of electric generation, transmission, and distribution facilities, Southern Company Gas' infrastructure replacement programs, and Southern Power's construction projects and acquisition of a solar facility; a decrease of $0.7 billion in securities due within one year related to the repayment of long-term debt; an increase of $0.5 billion in total common stockholders' equity primarily related to earnings for the three months ended March 31, 2018, partially offset by common stock dividend payments; a decrease of $0.5 billion in accrued compensation due to the timing of payments; and a decrease of $0.4 billion in natural gas for sale primarily related to the use of stored natural gas.
At the end of the first quarter 2018, the market price of Southern Company's common stock was $44.66 per share (based on the closing price as reported on the New York Stock Exchange) and the book value was $24.39 per share, representing a market-to-book ratio of 183%, compared to $48.09, $23.99, and 201%, respectively, at the end of 2017. Southern Company's common stock dividend for the first quarter 2018 was $0.58 per share compared to $0.56 per share in the first quarter 2017.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Company in Item 7 of the Form 10-K for a description of Southern Company's capital requirements and contractual obligations. Subsequent to March 31, 2018, Georgia Power redeemed all $250 million aggregate principal amount of its Series 2008B 5.40% Senior Notes due June 1, 2018. An additional $3.1 billion will be required through March 31, 2019 to fund announced redemptions and maturities of long-term debt. See "Sources of Capital" herein for additional information.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Southern Company system's construction program is currently estimated to total approximately $8.6 billion for 2018, $7.8 billion for 2019, $7.2 billion for 2020, $6.8 billion for 2021, and $6.4 billion for 2022. These amounts include expenditures of approximately $1.2 billion, $1.0 billion, $0.9 billion, $0.7 billion, and $0.4 billion for the construction of Plant Vogtle Units 3 and 4 in 2018, 2019, 2020, 2021, and 2022, respectively, and an average of approximately $0.5 billion per year for 2018 through 2022 for Southern Power's planned expenditures for plant acquisitions and placeholder growth, as revised post-tax reform. These amounts also include capital expenditures related to contractual purchase commitments for nuclear fuel and capital expenditures covered under LTSAs. Estimated capital expenditures to comply with environmental laws and regulations included in these amounts are $1.1 billion, $0.3 billion, $0.4 billion, $0.5 billion, and $0.5 billion for 2018, 2019, 2020, 2021, and 2022, respectively. These estimated expenditures do not include any potential compliance costs associated with the regulation of CO2 emissions from fossil fuel-fired electric generating units.
The traditional electric operating companies also anticipate costs associated with closure and monitoring of ash ponds in accordance with the CCR Rule, which are reflected in Southern Company's ARO liabilities. These costs, which could change as the Southern Company system continues to refine its assumptions underlying the cost estimates and evaluate the method and timing of compliance activities, are estimated to be approximately $0.3 billion, $0.3 billion, $0.4 billion, $0.5 billion, and $0.4 billion for 2018, 2019, 2020, 2021, and 2022, respectively. See Note 1 to the financial statements of Southern Company under "Asset Retirement Obligations and Other Costs of Removal" in Item 8 of the Form 10-K for additional information.
The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental laws and regulations; the outcome of any legal challenges to environmental rules; changes in electric generating plants, including unit retirements and replacements and adding or changing fuel sources at existing electric generating units, to meet regulatory requirements; changes in FERC rules and regulations; state regulatory agency approvals; changes in the expected environmental compliance program; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; storm impacts; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. Additionally, planned expenditures for plant acquisitions may vary due to market opportunities and Southern Power's ability to execute its growth strategy. See Note 12 to the financial statements of Southern Company under "Southern Power" in Item 8 of the Form 10-K and Note (J) to the Condensed Financial Statements under "Southern Power" herein for additional information regarding Southern Power's plant acquisitions.
In addition, the construction program includes the development and construction of new electric generating facilities with designs that have not been previously constructed, which may result in revised estimates during construction. The ability to control costs and avoid cost overruns during the development, construction, and operation of new facilities is subject to a number of factors, including, but not limited to, changes in labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction, operating, or other agreements, operational readiness, including specialized operator training and required site safety programs, unforeseen engineering or design problems, start-up activities (including major equipment failure and system integration), and/or operational performance. See Note 3 to the financial statements of Southern Company under "Nuclear Construction" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for information regarding Plant Vogtle Units 3 and 4 and additional factors that may impact construction expenditures.
Sources of Capital
Southern Company intends to meet its future capital needs through operating cash flows, borrowings from financial institutions, and debt and equity issuances in the capital markets. Equity capital can be provided from any combination of Southern Company's stock plans, private placements, or public offerings. The amount and timing of additional equity and debt issuances in 2018, as well as in subsequent years, will be contingent on Southern Company's investment opportunities and the Southern Company system's capital requirements and will depend

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

upon prevailing market conditions and other factors. See "Capital Requirements and Contractual Obligations" herein for additional information.
Except as described herein, the traditional electric operating companies, Southern Power, and Southern Company Gas plan to obtain the funds required for construction and other purposes from operating cash flows, external security issuances, borrowings from financial institutions, and equity contributions or loans from Southern Company. Southern Power also plans to utilize tax equity partnership contributions, as well as funds resulting from any potential sale of a 33% equity interest in a newly-formed holding company that owns substantially all of its solar assets, if completed. Southern Company Gas also plans to utilize the proceeds from the pending sales of Elizabethtown Gas, Elkton Gas, and Pivotal Home Solutions. However, the amount, type, and timing of any future financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" of Southern Company in Item 7 of the Form 10-K for additional information.
In addition, in 2014, Georgia Power entered into the Loan Guarantee Agreement with the DOE, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4. Under the Loan Guarantee Agreement, the DOE agreed to guarantee borrowings of up to $3.46 billion (not to exceed 70% of Eligible Project Costs) to be made by Georgia Power under a multi-advance credit facility (FFB Credit Facility) among Georgia Power, the DOE, and the FFB. As of March 31, 2018, Georgia Power had borrowed $2.6 billion under the FFB Credit Facility. In July 2017, Georgia Power entered into an amendment to the Loan Guarantee Agreement, which provides that further advances are conditioned upon the DOE's approval of any agreements entered into in replacement of the Vogtle 3 and 4 Agreement and satisfaction of certain other conditions.
In September 2017, the DOE issued a conditional commitment to Georgia Power for up to approximately $1.67 billion of additional guaranteed loans under the Loan Guarantee Agreement. This conditional commitment expires on June 30, 2018, subject to any further extension approved by the DOE. Final approval and issuance of these additional loan guarantees by the DOE cannot be assured and are subject to the negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions. See Note 6 to the financial statements of Southern Company under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information regarding the Loan Guarantee Agreement, including applicable covenants, events of default, mandatory prepayment events, and additional conditions to borrowing. Also see Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
As of March 31, 2018, Southern Company's current liabilities exceeded current assets by $4.1 billion due to long-term debt that is due within one year of $3.2 billion (comprised of approximately $1.0 billion at the parent company, $0.2 billion at Alabama Power, $0.8 billion at Georgia Power, $0.2 billion at Mississippi Power, $0.8 billion at Southern Power, and $0.2 billion at Southern Company Gas) and notes payable of $4.3 billion (comprised of approximately $2.5 billion at the parent company, $0.2 billion at Alabama Power, $0.1 billion at Gulf Power, $0.3 billion at Mississippi Power, $0.1 billion at Southern Power, and $1.0 billion at Southern Company Gas). To meet short-term cash needs and contingencies, the Southern Company system has substantial cash flow from operating activities and access to capital markets and financial institutions. Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas intend to utilize operating cash flows, as well as commercial paper, lines of credit, bank notes, and securities issuances, as market conditions permit, as well as, under certain circumstances for the traditional electric operating companies, Southern Power, and Southern Company Gas, equity contributions and/or loans from Southern Company to meet their short-term capital needs.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 2018, Southern Company and its subsidiaries had approximately $2.3 billion of cash and cash equivalents. Committed credit arrangements with banks at March 31, 2018 were as follows:

	Expires						Executable Term Loans		Expires Within One Year
Company	2018	2019	2020	2022	Total	Unused	One Year	Two Years	Term Out	No Term Out
	(in millions)
Southern Company(a)	$—	$—	$—	$2,000	$2,000	$1,999	$—	$—	$—	$—
Alabama Power	35	—	500	800	1,335	1,335	—	—	—	35
Georgia Power	—	—	—	1,750	1,750	1,736	—	—	—	—
Gulf Power	20	25	235	—	280	280	45	—	20	—
Mississippi Power	100	—	—	—	100	100	—	—	—	100
Southern Power Company(b)	—	—	—	750	750	728	—	—	—	—
Southern Company Gas(c)	—	—	—	1,900	1,900	1,890	—	—	—	—
Other	30	—	—	—	30	30	20	—	20	10
Southern Company Consolidated	$185	$25	$735	$7,200	$8,145	$8,098	$65	$—	$40	$145

(a)	Represents the Southern Company parent entity.

(b)	Does not include Southern Power's $120 million continuing letter of credit facility for standby letters of credit expiring in 2019, of which $21 million remains unused at March 31, 2018.

(c)
Southern Company Gas, as the parent entity, guarantees the obligations of Southern Company Gas Capital, which is the borrower of $1.4 billion of these arrangements. Southern Company Gas' committed credit arrangements also include $500 million for which Nicor Gas is the borrower and which is restricted for working capital needs of Nicor Gas.

See Note 6 to the financial statements of Southern Company under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
Most of these bank credit arrangements, as well as the term loan arrangements of Southern Company, Alabama Power, Mississippi Power, Southern Power Company, and Pivotal Utility Holdings contain covenants that limit debt levels and contain cross-acceleration or cross-default provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. Such cross-default provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness or guarantee obligations over a specified threshold. Such cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. At March 31, 2018, Southern Company, the traditional electric operating companies, Southern Power Company, Southern Company Gas, and Nicor Gas were in compliance with all such covenants. All but $40 million of the bank credit arrangements do not contain material adverse change clauses at the time of borrowings.
Subject to applicable market conditions, Southern Company and its subsidiaries expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, Southern Company and its subsidiaries may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of Southern Company, the traditional electric operating companies, Southern Power Company, Southern Company Gas, and Nicor Gas. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support as of March 31, 2018 was approximately $1.5 billion. In addition, at March 31, 2018, the traditional electric operating companies had approximately $437 million of revenue bonds outstanding that were required to be remarketed within the next 12 months.

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
Details of short-term borrowings were as follows:

	Short-term Debt at March 31, 2018		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$2,618	2.4%	$2,232	2.0%	$2,746
Short-term bank debt	1,653	3.1%	563	2.5%	1,653
Total	$4,271	2.6%	$2,795	2.1%

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended March 31, 2018.
Southern Company believes the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, bank term loans, and operating cash flows.
Credit Rating Risk
At March 31, 2018, Southern Company and its subsidiaries did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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
The maximum potential collateral requirements under these contracts at March 31, 2018 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and/or Baa2	$38
At BBB- and/or Baa3	$601
At BB+ and/or Ba1(*)	$2,201

(*)	Any additional credit rating downgrades at or below BB- and/or Ba3 could increase collateral requirements up to an additional $38 million.
Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, a credit rating downgrade could impact the ability of Southern Company and its subsidiaries to access capital markets, and would be likely to impact the cost at which they do so.
On February 26, 2018, Moody's revised its rating outlook for Mississippi Power from stable to positive.
On February 28, 2018, Fitch downgraded the senior unsecured long-term debt rating of Southern Company to BBB+ from A- with a stable outlook and of Georgia Power to A from A+ with a negative outlook.
On March 14, 2018, S&P upgraded the senior unsecured long-term debt rating of Mississippi Power to A- from BBB+ with a negative outlook.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

While it is unclear how the credit rating agencies, the FERC, and certain of the relevant state regulatory bodies may respond to the Tax Reform Legislation, certain financial metrics, such as the funds from operations to debt percentage, used by the credit rating agencies to assess Southern Company and its subsidiaries may be negatively impacted. Absent actions by Southern Company and its subsidiaries to mitigate the resulting impacts, which, among other alternatives, could include adjusting capital structure and/or monetizing regulatory assets, the credit ratings of Southern Company and certain of its subsidiaries could be negatively affected. See Note 3 to the financial statements of Southern Company in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information related to state PSC or other regulatory agency actions related to the Tax Reform Legislation, including recent approvals of capital structure adjustments for Alabama Power, Georgia Power, and Gulf Power by their respective state PSCs, which are expected to help mitigate the potential adverse impacts to certain of their credit metrics.
Financing Activities
During the first three months of 2018, Southern Company issued approximately 4.1 million shares of common stock primarily through employee equity compensation plans and received proceeds of approximately $113 million.
The following table outlines the long-term debt financing activities for Southern Company and its subsidiaries for the first three months of 2018:

Company	Senior Note Issuances	Revenue Bond Maturities, Redemptions, and Repurchases	Other Long-Term Debt Redemptions and Maturities(*)
	(in millions)
Georgia Power	$—	$278	$102
Mississippi Power	600	—	900
Other	—	—	3
Southern Company Consolidated	$600	$278	$1,005

(*)	Includes reductions in capital lease obligations resulting from cash payments under capital leases.
In March 2018, Southern Company entered into a $900 million short-term floating rate bank loan bearing interest based on one-month LIBOR. The proceeds were used for working capital and other general corporate purposes.
Subsequent to March 31, 2018, Southern Company borrowed $250 million pursuant to a short-term uncommitted bank credit arrangement, which bears interest at a rate agreed upon by Southern Company and the bank from time to time and is payable on no less than 30 days' demand by the bank.
In January 2018, Georgia Power repaid its outstanding $150 million short-term floating rate bank loan due May 31, 2018.
In March 2018, Mississippi Power entered into a $300 million short-term floating rate bank loan bearing interest based on one-month LIBOR, of which $125 million was repaid subsequent to March 31, 2018. The proceeds of this loan, together with the proceeds of Mississippi Power's $600 million senior notes issuances, were used to repay Mississippi Power's entire $900 million unsecured floating rate term loan.
Subsequent to March 31, 2018, Georgia Power redeemed all $250 million aggregate principal amount of its Series 2008B 5.40% Senior Notes due June 1, 2018.
At March 31, 2018, Pivotal Utility Holdings had $200 million of gas facility revenue bonds issued for its benefit outstanding. The Elizabethtown Gas asset sale agreement requires that bonds representing $180 million of the total that are currently eligible for redemption at par be redeemed on or prior to consummation of the sale. Subsequent to March 31, 2018, Pivotal Utility Holdings caused $20 million aggregate principal amount of gas facility revenue bonds to be redeemed and provided notice of its intent to cause, on May 23, 2018, the remaining $180 million aggregate principal amount of gas facility revenue bonds issued for its benefit to be redeemed. Subsequent to March

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

31, 2018, Pivotal Utility Holdings, as borrower, and Southern Company Gas, as guarantor, entered into a $181 million short-term delayed draw floating rate bank term loan agreement. Pivotal Utility Holdings has the right to borrow up to $181 million on or before May 31, 2018, upon satisfaction of certain customary conditions. Pivotal Utility Holdings expects the proceeds to be used to repay the remaining $180 million of gas facility revenue bonds. See Note 6 to the financial statements of Southern Company under "Gas Facility Revenue Bonds" in Item 8 of the Form 10-K and Note (J) to the Condensed Financial Statements under "Southern Company Gas – Proposed Sale of Elizabethtown Gas and Elkton Gas" herein for additional information.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Company and its subsidiaries plan to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

PART I
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended March 31, 2018, there were no material changes to Southern Company's, Alabama Power's, Georgia Power's, Gulf Power's, Mississippi Power's, and Southern Power's disclosures about market risk. For additional market risk disclosures relating to Southern Company Gas, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of Southern Company Gas herein. For an in-depth discussion of each registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of each registrant in Item 7 of the Form 10-K and Note 1 to the financial statements of each registrant under "Financial Instruments," Note 11 to the financial statements of Southern Company, Alabama Power, and Georgia Power, Note 10 to the financial statements of Gulf Power, Mississippi Power, and Southern Company Gas, and Note 9 to the financial statements of Southern Power in Item 8 of the Form 10-K. Also see Note (D) and Note (I) to the Condensed Financial Statements herein for information relating to derivative instruments.
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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Gulf Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the first quarter 2018 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Gulf Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Operating Revenues:
Retail revenues	$1,285	$1,227
Wholesale revenues, non-affiliates	74	66
Wholesale revenues, affiliates	51	33
Other revenues	63	56
Total operating revenues	1,473	1,382
Operating Expenses:
Fuel	326	298
Purchased power, non-affiliates	64	34
Purchased power, affiliates	37	28
Other operations and maintenance	387	384
Depreciation and amortization	189	181
Taxes other than income taxes	98	96
Total operating expenses	1,101	1,021
Operating Income	372	361
Other Income and (Expense):
Allowance for equity funds used during construction	13	8
Interest expense, net of amounts capitalized	(79)	(75)
Other income (expense), net	5	10
Total other income and (expense)	(61)	(57)
Earnings Before Income Taxes	311	304
Income taxes	82	126
Net Income	229	178
Dividends on Preferred and Preference Stock	4	4
Net Income After Dividends on Preferred and Preference Stock	$225	$174

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Net Income	$229	$178
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $1 and $1, respectively	1	1
Total other comprehensive income (loss)	1	1
Comprehensive Income	$230	$179
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Operating Activities:
Net income	$229	$178
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	228	219
Deferred income taxes	32	59
Other, net	(22)	(3)
Changes in certain current assets and liabilities —
-Prepayments	(82)	(76)
-Materials and supplies	(27)	(10)
-Other current assets	19	39
-Accounts payable	(216)	(214)
-Accrued taxes	57	77
-Accrued compensation	(108)	(96)
-Retail fuel cost over recovery	—	(36)
-Other current liabilities	45	(9)
Net cash provided from operating activities	155	128
Investing Activities:
Property additions	(490)	(306)
Nuclear decommissioning trust fund purchases	(50)	(63)
Nuclear decommissioning trust fund sales	51	63
Cost of removal, net of salvage	(19)	(26)
Change in construction payables	(50)	5
Other investing activities	(6)	(2)
Net cash used for investing activities	(564)	(329)
Financing Activities:
Increase in notes payable, net	245	—
Proceeds —
Senior notes	—	550
Capital contributions from parent company	484	314
Redemptions — Senior notes	—	(200)
Payment of common stock dividends	(202)	(179)
Other financing activities	(9)	(8)
Net cash provided from financing activities	518	477
Net Change in Cash, Cash Equivalents, and Restricted Cash	109	276
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	544	420
Cash, Cash Equivalents, and Restricted Cash at End of Period	$653	$696
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $5 and $3 capitalized for 2018 and 2017, respectively)	$84	$84
Income taxes, net	9	—
Noncash transactions — Accrued property additions at end of period	195	90
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2018	At December 31, 2017
	(in millions)
Current Assets:
Cash and cash equivalents	$653	$544
Receivables —
Customer accounts receivable	345	355
Unbilled revenues	131	162
Affiliated	57	43
Other accounts and notes receivable	36	55
Accumulated provision for uncollectible accounts	(10)	(9)
Fossil fuel stock	165	184
Materials and supplies	492	458
Prepaid expenses	133	85
Other regulatory assets, current	131	124
Other current assets	3	5
Total current assets	2,136	2,006
Property, Plant, and Equipment:
In service	27,520	27,326
Less: Accumulated provision for depreciation	9,693	9,563
Plant in service, net of depreciation	17,827	17,763
Nuclear fuel, at amortized cost	358	339
Construction work in progress	1,126	908
Total property, plant, and equipment	19,311	19,010
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	66	67
Nuclear decommissioning trusts, at fair value	897	903
Miscellaneous property and investments	123	124
Total other property and investments	1,086	1,094
Deferred Charges and Other Assets:
Deferred charges related to income taxes	233	239
Deferred under recovered regulatory clause revenues	101	54
Other regulatory assets, deferred	1,257	1,272
Other deferred charges and assets	193	189
Total deferred charges and other assets	1,784	1,754
Total Assets	$24,317	$23,864
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2018	At December 31, 2017
	(in millions)
Current Liabilities:
Securities due within one year	$200	$—
Notes payable	248	3
Accounts payable —
Affiliated	251	327
Other	398	585
Customer deposits	94	92
Accrued taxes	77	54
Accrued interest	65	77
Accrued compensation	96	205
Other regulatory liabilities, current	59	1
Other current liabilities	57	56
Total current liabilities	1,545	1,400
Long-term Debt	7,429	7,628
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,792	2,760
Deferred credits related to income taxes	2,067	2,082
Accumulated deferred ITCs	111	112
Employee benefit obligations	297	304
Asset retirement obligations	1,709	1,702
Other cost of removal obligations	596	609
Other regulatory liabilities, deferred	75	84
Other deferred credits and liabilities	70	63
Total deferred credits and other liabilities	7,717	7,716
Total Liabilities	16,691	16,744
Redeemable Preferred Stock	291	291
Common Stockholder's Equity:
Common stock, par value $40 per share —
Authorized — 40,000,000 shares
Outstanding — 30,537,500 shares	1,222	1,222
Paid-in capital	3,474	2,986
Retained earnings	2,670	2,647
Accumulated other comprehensive loss	(31)	(26)
Total common stockholder's equity	7,335	6,829
Total Liabilities and Stockholder's Equity	$24,317	$23,864
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2018 vs. FIRST QUARTER 2017

OVERVIEW
Alabama Power operates as a vertically integrated utility providing electric service to retail and wholesale customers within its traditional service territory located in the State of Alabama in addition to wholesale customers in the Southeast.
Many factors affect the opportunities, challenges, and risks of Alabama Power's business of providing electric service. These factors include the ability to maintain a constructive regulatory environment, to maintain and grow energy sales and customers, and to effectively manage and secure timely recovery of costs. These costs include those related to projected long-term demand growth, stringent environmental standards, reliability, fuel, capital expenditures, and restoration following major storms. Alabama Power has various regulatory mechanisms that operate to address cost recovery. Effectively operating pursuant to these regulatory mechanisms and appropriately balancing required costs and capital expenditures with customer prices will continue to challenge Alabama Power for the foreseeable future. On May 1, 2018, the Alabama PSC approved modifications to Rate RSE and other commitments designed to position Alabama Power to address the retail rate impact and the growing pressure on its credit quality resulting from the Tax Reform Legislation. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters" and FINANCIAL CONDITION AND LIQUIDITY – "Credit Rating Risk" herein for additional information and Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters – Rate RSE" in Item 8 of the Form 10-K for additional information on Alabama Power's established retail tariff.
Alabama Power continues to focus on several key performance indicators including, but not limited to, customer satisfaction, plant availability, system reliability, and net income after dividends on preferred stock.
RESULTS OF OPERATIONS
Net Income

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$51	29.3
Alabama Power's net income after dividends on preferred and preference stock for the first quarter 2018 was $225 million compared to $174 million for the corresponding period in 2017. The increase was primarily related to an increase in retail revenues associated with colder weather experienced in Alabama Power's service territory in the first quarter 2018 compared to the corresponding period in 2017 and a decrease in income tax expense, partially offset by revenues deferred as a regulatory liability for an expected adjustment to customer billings related to the Tax Reform Legislation. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters" herein and Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters – Rate RSE" in Item 8 of the Form 10-K for additional information.
Retail Revenues

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$58	4.7
In the first quarter 2018, retail revenues were $1.29 billion compared to $1.23 billion for the corresponding period in 2017.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the changes in retail revenues were as follows:

	First Quarter 2018
	(in millions)	(% change)
Retail – prior year	$1,227
Estimated change resulting from –
Rates and pricing	(52)	(4.2)
Sales growth	2	0.1
Weather	64	5.2
Fuel and other cost recovery	44	3.6
Retail – current year	$1,285	4.7%
Revenues associated with changes in rates and pricing decreased in the first quarter 2018 when compared to the corresponding period in 2017 primarily due to revenues deferred as a regulatory liability for an expected adjustment to customer billings related to the Tax Reform Legislation. See Note (B) to the Condensed Financial Statements under "Regulatory Matters – Alabama Power" herein and Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales increased in the first quarter 2018 when compared to the corresponding period in 2017. Industrial KWH sales increased 4.5% for the first quarter 2018 as a result of an increase in demand resulting from changes in production levels primarily in the chemicals, pipelines, and primary metals sectors, partially offset by a decrease in demand in the paper sector. Weather-adjusted commercial and residential KWH sales decreased 0.8% and 0.5%, respectively, for the first quarter 2018 primarily due to lower customer usage.
Revenues resulting from changes in weather increased in the first quarter 2018 due to colder weather experienced in Alabama Power's service territory compared to the corresponding period in 2017. For the first quarter 2018, the resulting increases were 10.3% and 3.2% for residential and commercial sales revenues, respectively.
Fuel and other cost recovery revenues increased in the first quarter 2018 when compared to the corresponding period in 2017 primarily due to increases in KWH generation and the average cost of fuel.
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
Wholesale Revenues – Non-Affiliates

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$8	12.1
Wholesale revenues from sales to non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of Alabama Power's and the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not affect net income. Short-term opportunity energy sales are also included in wholesale energy sales to non-affiliates. These opportunity sales are made at market-based rates that generally provide a margin above Alabama Power's variable cost to produce the energy.
In the first quarter 2018, wholesale revenues from sales to non-affiliates were $74 million compared to $66 million for the corresponding period in 2017. The increase was primarily due to a 12.4% increase in the price of energy and

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a 1.2% increase in KWH sales as a result of increased demand due to colder weather in the first quarter 2018 compared to the corresponding period in 2017.
Wholesale Revenues – Affiliates

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$18	54.5
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
In the first quarter 2018, wholesale revenues from sales to affiliates were $51 million compared to $33 million for the corresponding period in 2017. The increase was primarily due to a 29.8% increase in KWH sales and an 18.8% increase in the price of energy due to increased demand as a result of colder weather in the first quarter 2018 compared to the corresponding period in 2017.
Other Revenues

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$7	12.5
In the first quarter 2018, other revenues were $63 million compared to $56 million for the corresponding period in 2017. The increase was primarily due to revenues related to unregulated sales of products and services that were reclassified as other revenues as a result of the adoption of ASC 606, Revenue from Contracts with Customers (ASC 606). In prior periods, these revenues were included in other income (expense), net. See Note (A) to the Condensed Financial Statements herein for additional information regarding Alabama Power's adoption of ASC 606. The increase was partially offset by decreases in open access transmission tariff revenues.
Fuel and Purchased Power Expenses

	First Quarter 2018 vs. First Quarter 2017
	(change in millions)	(% change)
Fuel	$28	9.4
Purchased power – non-affiliates	30	88.2
Purchased power – affiliates	9	32.1
Total fuel and purchased power expenses	$67
In the first quarter 2018, fuel and purchased power expenses were $427 million compared to $360 million for the corresponding period in 2017. The increase was primarily due to a $35 million increase related to the volume of KWHs generated and purchased, a $22 million increase in the average cost of purchased power, and a $10 million increase related to the average cost of fuel.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Alabama Power's energy cost recovery clause. See Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters – Rate ECR" in Item 8 of the Form 10-K for additional information.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of Alabama Power's generation and purchased power were as follows:

	First Quarter 2018	First Quarter 2017
Total generation (in billions of KWHs)	16	15
Total purchased power (in billions of KWHs)	1	1
Sources of generation (percent) —
Coal	50	49
Nuclear	23	26
Gas	18	20
Hydro	9	5
Cost of fuel, generated (in cents per net KWH) —
Coal	2.69	2.60
Nuclear	0.75	0.74
Gas	2.87	2.77
Average cost of fuel, generated (in cents per net KWH)(a)	2.23	2.13
Average cost of purchased power (in cents per net KWH)(b)	7.10	5.59

(a)	KWHs generated by hydro are excluded from the average cost of fuel, generated.

(b)	Average cost of purchased power includes fuel, energy, and transmission purchased by Alabama Power for tolling agreements where power is generated by the provider.
Fuel
In the first quarter 2018, fuel expense was $326 million compared to $298 million for the corresponding period in 2017. The increase was primarily due to a 10.9% increase in the volume of KWHs generated by coal, a 3.6% increase in the average cost of natural gas per KWH generated, which excludes fuel associated with tolling agreements, a 3.5% increase in the average cost of coal per KWH generated, and a 1.3% increase in the average cost of nuclear per KWH generated. These increases were partially offset by a 77.3% increase in the volume of KWHs generated by hydro facilities and a 3.4% decrease in the volume of KWHs generated by nuclear facilities.
Purchased Power – Non-Affiliates
In the first quarter 2018, purchased power expense from non-affiliates was $64 million compared to $34 million for the corresponding period in 2017. The increase was primarily related to a 38.3% increase in the average cost of purchased power per KWH and a 34.8% increase in the amount of energy purchased to meet the demand as a result of colder weather in the first quarter 2018 compared to the corresponding period in 2017.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the first quarter 2018, purchased power expense from affiliates was $37 million compared to $28 million for the corresponding period in 2017. The increase was primarily related to a 16.6% increase in the amount of energy purchased and a 14.4% increase in the average cost of purchased power per KWH due to an increase in demand as a result of colder weather in the first quarter 2018 compared to the corresponding period in 2017.
Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Income (Expense), Net

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$(5)	(50.0)
In the first quarter 2018, other income (expense), net was $5 million compared to $10 million for the corresponding period in 2017. The decrease was primarily due to the reclassification of revenues and expenses associated with unregulated sales of products and services to other revenues and operations and maintenance expense, respectively, as a result of the adoption of ASC 606. See Note (A) to the Condensed Financial Statements herein for additional information regarding Alabama Power's adoption of ASC 606.
Income Taxes

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$(44)	(34.9)
In the first quarter 2018, income taxes were $82 million compared to $126 million for the corresponding period in 2017. The decrease was primarily due to the reduction in the federal income tax rate as a result of the Tax Reform Legislation. See Note (H) to the Condensed Financial Statements under "Effective Tax Rate" herein for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Alabama Power's future earnings potential. The level of Alabama Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Alabama Power's primary business of providing electric service. These factors include Alabama Power's ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently-incurred costs during a time of increasing costs and limited projected demand growth over the next several years. Future earnings will be impacted by customer growth. Earnings will also depend upon maintaining and growing sales, considering, among other things, the adoption and/or penetration rates of increasingly energy-efficient technologies and increasing volumes of electronic commerce transactions, both of which could contribute to a net reduction in customer usage. Earnings are subject to a variety of other factors. These factors include weather, competition, new energy contracts with other utilities, energy conservation practiced by customers, the use of alternative energy sources by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Alabama Power's service territory. Demand for electricity is primarily driven by the pace of economic growth that may be affected by changes in regional and global economic conditions, which may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Alabama Power in Item 7 of the Form 10-K.
Environmental Matters
Alabama Power's operations are regulated by state and federal environmental agencies through a variety of laws and regulations governing air, water, land, and protection of other natural resources. Alabama Power maintains comprehensive environmental compliance and greenhouse gas (GHG) strategies to assess upcoming requirements and compliance costs associated with these environmental laws and regulations. The costs, including capital expenditures and operations and maintenance costs, required to comply with environmental laws and regulations and to achieve stated goals may impact future unit retirement and replacement decisions, results of operations, cash flows, and financial condition. Related costs may result from the installation of additional environmental controls, closure and monitoring of CCR facilities, unit retirements, and adding or changing fuel sources for certain existing units, as well as related upgrades to the transmission system. A major portion of these costs are expected to be

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

recovered through existing ratemaking provisions. The ultimate impact of environmental laws and regulations and the GHG goals discussed below will depend on various factors, such as state adoption and implementation of requirements, the availability and cost of any deployed control technology, and the outcome of pending and/or future legal challenges.
New or revised environmental laws and regulations could affect many areas of Alabama Power's operations. The impact of any such changes cannot be determined at this time. Environmental compliance costs could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis. Environmental compliance costs are recovered through Rate CNP Compliance. Further, increased costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively affect results of operations, cash flows, and financial condition. Additionally, many commercial and industrial customers may also be affected by existing and future environmental requirements, which for some may have the potential to ultimately affect their demand for electricity. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under "Environmental Matters" and "Retail Regulatory Matters – Rate CNP Compliance" in Item 8 of the Form 10-K for additional information.
Environmental Laws and Regulations
Coal Combustion Residuals
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" of Alabama Power in Item 7 of the Form 10-K for additional information regarding the Disposal of Coal Combustion Residuals from Electric Utilities rule (CCR Rule).
Consistent with the EPA's announced plans to reconsider certain portions of the CCR Rule, on March 15, 2018, the EPA published the first of two proposed coal ash rules it plans to finalize by no later than December 2019. The impact of any changes to the CCR Rule will depend on the content of the final rule and the outcome of any legal challenges and cannot be determined at this time.
On April 20, 2018, the Alabama Environmental Management Commission approved a state CCR rule that will be provided to the EPA for a six-month review period. This state CCR rule is generally consistent with the federal CCR Rule. The ultimate outcome of this matter cannot be determined at this time.
Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Alabama Power in Item 7 of the Form 10-K for additional information.
Through 2017, the Southern Company system has achieved an estimated GHG emission reduction of 36% since 2007. In April 2018, Southern Company established an intermediate goal of a 50% reduction in carbon emissions from 2007 levels by 2030 and a long-term goal of low- to no-carbon operations by 2050. To achieve these goals, the Southern Company system expects to continue growing its renewable energy portfolio, optimize technology advancements to modernize its transmission and distribution systems, increase the use of natural gas for generation, invest in energy efficiency, and continue research and development efforts focused on technologies to lower GHG emissions. The Southern Company system's ability to achieve these goals also will be dependent on many external factors, including supportive national energy policies, low natural gas prices, and the development, deployment, and advancement of relevant energy technologies. The ultimate outcome of this matter cannot be determined at this time.
Retail Regulatory Matters
Alabama Power's revenues from regulated retail operations are collected through various rate mechanisms subject to the oversight of the Alabama PSC. Alabama Power currently recovers its costs from the regulated retail business primarily through Rate RSE, Rate CNP, Rate ECR, and Rate NDR. In addition, the Alabama PSC issues accounting

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

orders to address current events impacting Alabama Power. See Notes 1 and 3 to the financial statements of Alabama Power under "Nuclear Outage Accounting Order" and "Retail Regulatory Matters," respectively, in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information regarding Alabama Power's rate mechanisms, accounting orders, and the recovery balance of each regulatory clause for Alabama Power.
On May 1, 2018, the Alabama PSC approved modifications to Rate RSE and other commitments designed to position Alabama Power to address the growing pressure on its credit quality resulting from the Tax Reform Legislation, without increasing retail rates under Rate RSE in the near term. Alabama Power plans to reduce growth in total debt by increasing equity, with corresponding reductions in debt issuances, thereby de-leveraging its capital structure. Alabama Power's goal is to achieve an equity ratio of approximately 55% by the end of 2025. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters – Federal Tax Reform Legislation" of Alabama Power in Item 7 of the Form 10-K for additional information.
Rate RSE
The approved modifications to Rate RSE are effective June 2018 and applicable for January 2019 billings and thereafter. The modifications include reducing the top of the allowed weighted common equity return (WCER) range from 6.21% to 6.15% and modifications to the refund mechanism applicable to prior year actual results. The modifications to the refund mechanism allow Alabama Power to retain a portion of the revenue that causes the actual WCER for a given year to exceed the allowed range.
In conjunction with these modifications to Rate RSE, Alabama Power committed to a moratorium on any upward adjustments under Rate RSE for 2019 and 2020. Additionally, Alabama Power will return $50 million to customers through bill credits in 2019. The ultimate outcome of this matter cannot be determined at this time.
In accordance with an established retail tariff that provides for an interim adjustment to customer billings to recognize the impact of a change in the statutory income tax rate, Alabama Power will also return approximately $257 million to retail customers through bill credits in the second half of 2018 as a result of the change in the federal income tax rate under the Tax Reform Legislation.
Rate ECR
On May 1, 2018, the Alabama PSC approved an increase to Rate ECR from 2.015 cents per KWH to 2.353 cents per KWH effective July 2018 which is expected to result in additional collections of approximately $100 million through December 31, 2018. The approved increase in the Rate ECR factor will have no significant effect on Alabama Power's net income, but will increase operating cash flows related to fuel cost recovery in 2018. The rate will return to 5.910 cents per KWH in 2019, absent a further order from the Alabama PSC. The ultimate outcome of this matter cannot be determined at this time.
Accounting Order
On May 1, 2018, the Alabama PSC approved an accounting order that authorizes Alabama Power to defer the benefits of federal excess deferred income taxes associated with the Tax Reform Legislation for the year ending December 31, 2018 as a regulatory liability. Up to $30 million of such deferrals may be used to offset under-recovered amounts under Rate ECR, with any remaining amounts to be used for the benefit of customers as determined by the Alabama PSC. Alabama Power expects the benefits deferred to total approximately $30 million to $50 million. The ultimate outcome of this matter cannot be determined at this time. See Note 5 to the financial statements of Alabama Power under "Federal Tax Reform Legislation" and "Current and Deferred Income Taxes" in Item 8 of the Form 10-K for additional information.
Income Tax Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters" of Alabama Power in Item 7 of the Form 10-K and FINANCIAL CONDITION AND LIQUIDITY –

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Credit Rating Risk," Note (B) to the Condensed Financial Statements under "Regulatory Matters – Alabama Power," and Note (H) to the Condensed Financial Statements herein for information regarding the Tax Reform Legislation and related regulatory actions.
Other Matters
Alabama Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Alabama Power is subject to certain claims and legal actions arising in the ordinary course of business. Alabama Power's business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements, such as standards for air, water, land, and protection of other natural resources, has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
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
On March 2, 2018, the Alabama Department of Environmental Management (ADEM) issued proposed administrative orders assessing a penalty of $1.25 million to Alabama Power for unpermitted discharge of fluids and/or pollutants to groundwater at five electric generating plants. The proposed orders also require the submission to the ADEM of a plan with a schedule for implementation of a comprehensive groundwater investigation, including an assessment of corrective measures, a report evaluating any deficiencies at the facilities that may have led to the unpermitted discharges, and quarterly progress reports. Alabama Power is awaiting finalization of the orders. The ultimate outcome of this matter cannot be determined at this time.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Alabama Power prepares its financial statements in accordance with GAAP. Significant accounting policies are described in Note 1 to the financial statements of Alabama Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Alabama Power's results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates" of Alabama Power in Item 7 of the Form 10-K for a complete discussion of Alabama Power's critical accounting policies and estimates.
Recently Issued Accounting Standards
See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Recently Issued Accounting Standards" of Alabama Power in Item 7 of the Form 10-K for additional information regarding ASU No. 2016-02, Leases (Topic 842). See Note (A) to the Condensed Financial Statements herein for information regarding Alabama Power's recently adopted accounting standards.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Alabama Power in Item 7 of the Form 10-K for additional information. Alabama Power's financial

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

condition remained stable at March 31, 2018. Alabama Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $155 million for the first three months of 2018, an increase of $27 million as compared to the first three months of 2017. The increase in net cash provided from operating activities was primarily due to higher retail revenues associated with colder weather and the timing of the expected reduction to customer billings related to the Tax Reform Legislation. Net cash used for investing activities totaled $564 million for the first three months of 2018 primarily due to gross property additions related to distribution, environmental, and transmission assets. Net cash provided from financing activities totaled $518 million for the first three months of 2018 primarily due to additional capital contributions from Southern Company and net issuances of short-term debt included in notes payable, partially offset by a common stock dividend payment. Fluctuations in cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first three months of 2018 include increases of $488 million in additional paid-in capital due to capital contributions from Southern Company, $301 million in property, plant, and equipment primarily due to additions to environmental, distribution, and transmission assets, $245 million in notes payable primarily due to additional short-term borrowings, $200 million in securities due within one year reclassified from long-term debt, and $109 million in cash and cash equivalents. Other significant changes include a decrease of $187 million in other accounts payable primarily due to the timing of vendor payments.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power's capital requirements and contractual obligations. Approximately $200 million will be required through March 31, 2019 to fund maturities of long-term debt.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" of Alabama Power in Item 7 of the Form 10-K for additional information on Alabama Power's environmental compliance strategy.
The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental laws and regulations; the outcome of any legal challenges to environmental rules; changes in generating plants, including unit retirements and replacements and adding or changing fuel sources at existing generating units, to meet regulatory requirements; changes in the expected environmental compliance program; changes in FERC rules and regulations; Alabama PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; storm impacts; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
Sources of Capital
Alabama Power plans to obtain the funds to meet its future capital needs from sources similar to those used in the past, which were primarily from operating cash flows, external security issuances, borrowings from financial institutions, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" of Alabama Power in Item 7 of the Form 10-K for additional information.
Alabama Power's current liabilities sometimes exceed current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 2018, Alabama Power had approximately $653 million of cash and cash equivalents. Committed credit arrangements with banks at March 31, 2018 were as follows:

Expires					Expires Within One Year
2018	2020	2022	Total	Unused	Term Out	No Term Out
(in millions)
$35	$500	$800	$1,335	$1,335	$—	$35
See Note 6 to the financial statements of Alabama Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
Most of these bank credit arrangements, as well as Alabama Power's term loan arrangements, contain covenants that limit debt levels and contain cross-acceleration provisions to other indebtedness (including guarantee obligations) of Alabama Power. Such cross-acceleration provisions to other indebtedness would trigger an event of default if Alabama Power defaulted on indebtedness, the payment of which was then accelerated. At March 31, 2018, Alabama Power was in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
Subject to applicable market conditions, Alabama Power expects to renew or replace its bank credit arrangements as needed, prior to expiration. In connection therewith, Alabama Power may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
A portion of the unused credit with banks is allocated to provide liquidity support to Alabama Power's pollution control revenue bonds and commercial paper programs. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support was approximately $854 million as of March 31, 2018. At March 31, 2018, Alabama Power had $120 million of fixed rate pollution control revenue bonds outstanding that were required to be reoffered within the next 12 months.
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
Details of short-term borrowings were as follows:

	Short-term Debt at March 31, 2018		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$245	2.3%	$37	1.9%	$255
Short-term bank loan	3	3.7%	3	3.7%	3
Total	$248	2.4%	$40	2.1%

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended March 31, 2018.
Alabama Power believes the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and operating cash flows.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit Rating Risk
At March 31, 2018, Alabama Power did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and/or Baa2 or below. These contracts are primarily for physical electricity purchases, fuel purchases, fuel transportation and storage, energy price risk management, and transmission.
The maximum potential collateral requirements under these contracts at March 31, 2018 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and/or Baa2	$1
At BBB- and/or Baa3	$1
Below BBB- and/or Baa3	$280
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
While it is unclear how the credit rating agencies and the FERC may respond to the Tax Reform Legislation, certain financial metrics, such as the funds from operations to debt percentage, used by the credit rating agencies to assess Southern Company and its subsidiaries, including Alabama Power, may be negatively impacted. The modifications to Rate RSE and other commitments approved by the Alabama PSC are expected to help mitigate these potential adverse impacts to certain credit metrics and will help Alabama Power meet its goal of achieving an equity ratio of approximately 55% by the end of 2025. See Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters – Rate RSE" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Alabama Power – Rate RSE" herein for additional information.
Financing Activities
Alabama Power did not issue or redeem any securities during the three months ended March 31, 2018.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Operating Revenues:
Retail revenues	$1,798	$1,689
Wholesale revenues, non-affiliates	44	39
Wholesale revenues, affiliates	10	8
Other revenues	109	96
Total operating revenues	1,961	1,832
Operating Expenses:
Fuel	412	371
Purchased power, non-affiliates	121	88
Purchased power, affiliates	171	172
Other operations and maintenance	408	399
Depreciation and amortization	228	221
Taxes other than income taxes	108	98
Total operating expenses	1,448	1,349
Operating Income	513	483
Other Income and (Expense):
Interest expense, net of amounts capitalized	(106)	(101)
Other income (expense), net	38	38
Total other income and (expense)	(68)	(63)
Earnings Before Income Taxes	445	420
Income taxes	93	156
Net Income	352	264
Dividends on Preferred and Preference Stock	—	4
Net Income After Dividends on Preferred and Preference Stock	$352	$260
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Net Income	$352	$264
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $- and $-, respectively	1	1
Total other comprehensive income (loss)	1	1
Comprehensive Income	$353	$265
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Operating Activities:
Net income	$352	$264
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	280	271
Deferred income taxes	(38)	71
Deferred expenses	35	38
Pension, postretirement, and other employee benefits	(19)	(21)
Settlement of asset retirement obligations	(23)	(22)
Other, net	(7)	(42)
Changes in certain current assets and liabilities —
-Receivables	135	142
-Fossil fuel stock	24	(38)
-Prepaid income taxes	84	5
-Other current assets	9	(16)
-Accounts payable	(180)	(155)
-Accrued taxes	(191)	(235)
-Accrued compensation	(85)	(87)
-Retail fuel cost over recovery	—	(66)
-Other current liabilities	(3)	2
Net cash provided from operating activities	373	111
Investing Activities:
Property additions	(681)	(556)
Nuclear decommissioning trust fund purchases	(255)	(161)
Nuclear decommissioning trust fund sales	250	155
Cost of removal, net of salvage	(26)	(17)
Change in construction payables, net of joint owner portion	(47)	(36)
Payments pursuant to LTSAs	(43)	(22)
Asset dispositions	134	63
Other investing activities	—	8
Net cash used for investing activities	(668)	(566)
Financing Activities:
Decrease in notes payable, net	—	(391)
Proceeds —
Capital contributions from parent company	1,474	345
Senior notes	—	850
Redemptions and repurchases —
Pollution control revenue bonds	(278)	—
Short-term borrowings	(150)	—
Other long-term debt	(100)	—
Payment of common stock dividends	(339)	(320)
Other financing activities	(6)	(11)
Net cash provided from financing activities	601	473
Net Change in Cash, Cash Equivalents, and Restricted Cash	306	18
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	852	3
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,158	$21
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $6 and $5 capitalized for 2018 and 2017, respectively)	$115	$88
Income taxes, net	—	(5)
Noncash transactions — Accrued property additions at end of period	525	320
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2018	At December 31, 2017
	(in millions)
Current Assets:
Cash and cash equivalents	$1,158	$852
Receivables —
Customer accounts receivable	471	544
Unbilled revenues	189	255
Under recovered fuel clause revenues	156	165
Joint owner accounts receivable	226	262
Affiliated	24	24
Other accounts and notes receivable	77	76
Accumulated provision for uncollectible accounts	(2)	(3)
Fossil fuel stock	290	314
Materials and supplies	499	504
Prepaid expenses	117	216
Other regulatory assets, current	198	205
Other current assets	39	14
Total current assets	3,442	3,428
Property, Plant, and Equipment:
In service	35,177	34,861
Less: Accumulated provision for depreciation	11,818	11,704
Plant in service, net of depreciation	23,359	23,157
Nuclear fuel, at amortized cost	550	544
Construction work in progress	4,800	4,613
Total property, plant, and equipment	28,709	28,314
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	52	53
Nuclear decommissioning trusts, at fair value	930	929
Miscellaneous property and investments	59	59
Total other property and investments	1,041	1,041
Deferred Charges and Other Assets:
Deferred charges related to income taxes	517	516
Other regulatory assets, deferred	2,940	2,932
Other deferred charges and assets	550	548
Total deferred charges and other assets	4,007	3,996
Total Assets	$37,199	$36,779
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2018	At December 31, 2017
	(in millions)
Current Liabilities:
Securities due within one year	$757	$857
Notes payable	—	150
Accounts payable —
Affiliated	349	493
Other	742	834
Customer deposits	273	270
Accrued taxes	129	344
Accrued interest	110	123
Accrued compensation	110	219
Asset retirement obligations, current	213	270
Other regulatory liabilities, current	232	191
Other current liabilities	215	198
Total current liabilities	3,130	3,949
Long-term Debt	10,797	11,073
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,140	3,175
Deferred credits related to income taxes	3,219	3,248
Accumulated deferred ITCs	269	248
Employee benefit obligations	651	659
Asset retirement obligations, deferred	2,425	2,368
Other deferred credits and liabilities	148	128
Total deferred credits and other liabilities	9,852	9,826
Total Liabilities	23,779	24,848
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 20,000,000 shares
Outstanding — 9,261,500 shares	398	398
Paid-in capital	8,805	7,328
Retained earnings	4,228	4,215
Accumulated other comprehensive loss	(11)	(10)
Total common stockholder's equity	13,420	11,931
Total Liabilities and Stockholder's Equity	$37,199	$36,779
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2018 vs. FIRST QUARTER 2017

OVERVIEW
Georgia Power operates as a vertically integrated utility providing electric service to retail customers within its traditional service territory located within the State of Georgia and to wholesale customers in the Southeast.
Many factors affect the opportunities, challenges, and risks of Georgia Power's business of providing electric service. These factors include the ability to maintain a constructive regulatory environment, to maintain and grow energy sales, and to effectively manage and secure timely recovery of costs. These costs include those related to projected long-term demand growth, stringent environmental standards, reliability, fuel, capital expenditures, and restoration following major storms. Georgia Power has various regulatory mechanisms that operate to address cost recovery. Effectively operating pursuant to these regulatory mechanisms and appropriately balancing required costs and capital expenditures with customer prices will continue to challenge Georgia Power for the foreseeable future. On April 3, 2018, the Georgia PSC approved a settlement agreement between Georgia Power and the staff of the Georgia PSC regarding the retail rate impact of the Tax Reform Legislation (Tax Reform Settlement Agreement). The Tax Reform Settlement Agreement provides for $330 million in refunds to customers for 2018 and 2019 and the deferral of certain revenues and tax benefits to be addressed in Georgia Power's next base rate case, which is expected to be filed by July 1, 2019. The Georgia PSC also approved an increase to Georgia Power's retail equity ratio to address the negative cash flow and credit metric impacts of the Tax Reform Legislation. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Rate Plans" herein for additional information on the Tax Reform Settlement Agreement.
Georgia Power continues to focus on several key performance indicators including, but not limited to, customer satisfaction, plant availability, system reliability, the execution of major construction projects, and net income.
Plant Vogtle Units 3 and 4 Status
In 2009, the Georgia PSC certified construction of Plant Vogtle Units 3 and 4. In 2012, the NRC issued the related combined construction and operating licenses, which allowed full construction of the two AP1000 nuclear units (with electric generating capacity of approximately 1,100 MWs each) and related facilities to begin. Until March 2017, construction on Plant Vogtle Units 3 and 4 continued under the Vogtle 3 and 4 Agreement, which was a substantially fixed price agreement. In March 2017, the EPC Contractor filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.
In connection with the EPC Contractor's bankruptcy filing, Georgia Power, acting for itself and as agent for the Vogtle Owners, entered into the Interim Assessment Agreement with the EPC Contractor to allow construction to continue. The Interim Assessment Agreement expired in July 2017 when the Vogtle Services Agreement became effective. In August 2017, following completion of comprehensive cost to complete and cancellation cost assessments, Georgia Power filed its seventeenth VCM report with the Georgia PSC, which included a recommendation to continue construction of Plant Vogtle Units 3 and 4, with Southern Nuclear serving as project manager and Bechtel serving as the primary construction contractor. In December 2017, the Georgia PSC approved Georgia Power's recommendation to continue construction.
Georgia Power expects Plant Vogtle Units 3 and 4 to be placed in service by November 2021 and November 2022, respectively. Georgia Power's capital cost forecast for its 45.7% proportionate share of Plant Vogtle Units 3 and 4 is $8.8 billion ($7.3 billion after reflecting $1.7 billion received from Toshiba in 2017 under the Guarantee Settlement Agreement and $188 million in Customer Refunds recognized as a regulatory liability in 2017). Georgia Power's CWIP balance for Plant Vogtle Units 3 and 4 was $3.6 billion at March 31, 2018, which is net of the Guarantee Settlement Agreement payments less the Customer Refunds. Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.1 billion, of which $1.6 billion had been incurred through March 31, 2018.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Nuclear Construction" herein for additional information on Plant Vogtle Units 3 and 4.
RESULTS OF OPERATIONS
Net Income

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$92	35.4
Georgia Power's net income after dividends on preferred and preference stock for the first quarter 2018 was $352 million compared to $260 million for the corresponding period in 2017. The increase was primarily due to an increase in retail revenues associated with colder weather in the first quarter 2018 compared to the corresponding period in 2017 and a decrease in income tax expense due to a lower federal income tax rate as a result of the Tax Reform Legislation. The increase was partially offset by revenues deferred as a regulatory liability for future customer refunds related to the Tax Reform Legislation.
Retail Revenues

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$109	6.5
In the first quarter 2018, retail revenues were $1.80 billion compared to $1.69 billion for the corresponding period in 2017.
Details of the changes in retail revenues were as follows:

	First Quarter 2018
	(in millions)	(% change)
Retail – prior year	$1,689
Estimated change resulting from –
Rates and pricing	(50)	(3.0)
Sales growth	22	1.3
Weather	65	3.9
Fuel cost recovery	72	4.3
Retail – current year	$1,798	6.5%
Revenues associated with changes in rates and pricing decreased in the first quarter 2018 when compared to the corresponding period in 2017 primarily due to revenues deferred as a regulatory liability for future customer refunds related to the Tax Reform Legislation, the rate pricing effect of increased customer usage, and a decrease in revenues related to the recovery of Plant Vogtle Units 3 and 4 construction financing costs under the NCCR tariff, also primarily related to the reduction in the federal income tax rate under the Tax Reform Legislation. The decrease was partially offset by higher contributions from variable demand-driven pricing from commercial and industrial customers. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Rate Plans" herein for additional information on regulatory actions related to the Tax Reform Legislation. Also, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Nuclear Construction" of Georgia Power in Item 7 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Nuclear Construction – Regulatory Matters" herein for additional information related to the NCCR tariff.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues attributable to changes in sales increased in the first quarter 2018 when compared to the corresponding period in 2017. Weather-adjusted residential and commercial KWH sales increased 2.1% and 2.4%, respectively, for the first quarter 2018 largely due to customer growth. Weather-adjusted industrial KWH sales increased 0.9% in the first quarter 2018 primarily due to increased demand in the utilities, stone, clay, and glass, and textiles sectors, partially offset by decreased demand in the paper sector. Despite a more stable dollar and improving global economy, the industrial sector remains constrained by economic policy uncertainty.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. In the first quarter 2018, retail fuel cost recovery revenues increased $72 million when compared to the corresponding period in 2017 primarily due to increased energy sales driven by colder weather, resulting in increased customer demand, and higher purchased power costs. Electric rates include provisions to periodically adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Fuel Cost Recovery" of Georgia Power in Item 7 of the Form 10-K for additional information.
Other Revenues

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$13	13.5
In the first quarter 2018, other revenues were $109 million compared to $96 million for the corresponding period in 2017. The increase was primarily due to $15 million of revenues primarily from unregulated sales of products and services that were reclassified as other revenues as a result of the adoption of ASC 606, Revenue from Contracts with Customers (ASC 606). In prior periods, these revenues were included in other income (expense), net. See Note (A) to the Condensed Financial Statements herein for additional information regarding Georgia Power's adoption of ASC 606.
Fuel and Purchased Power Expenses

	First Quarter 2018 vs. First Quarter 2017
	(change in millions)	(% change)
Fuel	$41	11.1
Purchased power – non-affiliates	33	37.5
Purchased power – affiliates	(1)	(0.6)
Total fuel and purchased power expenses	$73
In the first quarter 2018, total fuel and purchased power expenses were $704 million compared to $631 million in the corresponding period in 2017. The increase was primarily due to a $55 million increase related to the average cost of purchased power and a net increase of $18 million related to the volume of KWHs generated and purchased due to colder weather resulting in higher customer demand.
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

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of Georgia Power's generation and purchased power were as follows:

	First Quarter 2018	First Quarter 2017
Total generation (in billions of KWHs)	16	14
Total purchased power (in billions of KWHs)	6	7
Sources of generation (percent) —
Gas	44	45
Coal	29	27
Nuclear	24	26
Hydro	3	2
Cost of fuel, generated (in cents per net KWH) —
Gas	2.72	2.77
Coal	3.36	3.26
Nuclear	0.82	0.85
Average cost of fuel, generated (in cents per net KWH)	2.43	2.39
Average cost of purchased power (in cents per net KWH)(*)	5.38	4.47

(*)	Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Fuel
In the first quarter 2018, fuel expense was $412 million compared to $371 million in the corresponding period in 2017. The increase was primarily due to a 15.1% increase in the volume of KWHs generated largely due to colder weather resulting in higher customer demand.
Purchased Power – Non-Affiliates
In the first quarter 2018, purchased power expense from non-affiliates was $121 million compared to $88 million in the corresponding period in 2017. The increase was primarily due to a 24.6% increase in the volume of KWHs purchased primarily due to colder weather, resulting in higher customer demand, and a 15.8% increase in the average cost per KWH purchased primarily due to higher natural gas prices.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the first quarter 2018, purchased power expense from affiliates was $171 million compared to $172 million in the corresponding period in 2017. The decrease was primarily due to a 20.8% decrease in the volume of KWHs purchased due to lower availability driven by colder weather, resulting in higher customer demand, within the Southern Company system, partially offset by a 14.0% increase in the average cost per KWH purchased primarily resulting from higher natural gas prices.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Operations and Maintenance Expenses

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$9	2.3
In the first quarter 2018, other operations and maintenance expenses were $408 million compared to $399 million in the corresponding period in 2017. The increase was primarily due to a $19 million decrease in gains from sales of integrated transmission system assets and a $6 million increase in demand-side management costs, partially offset by decreases of $15 million in certain compensation and benefit costs, $6 million in scheduled generation outage costs, and $5 million in customer accounts and sales costs. Also contributing to the increase were $14 million of expenses from unregulated sales of products and services that were reclassified as other operations and maintenance expenses as a result of the adoption of ASC 606. In prior periods, these expenses were included in other income (expense), net. See Note (A) to the Condensed Financial Statements herein for additional information regarding Georgia Power's adoption of ASC 606.
Taxes Other Than Income Taxes

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$10	10.2
In the first quarter 2018, taxes other than income taxes were $108 million compared to $98 million in the corresponding period in 2017. The increase was primarily due to increases of $6 million in municipal franchise fees largely related to higher retail revenues and $4 million in property taxes as a result of an increase in the assessed value of property.
Income Taxes

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$(63)	(40.4)
In the first quarter 2018, income taxes were $93 million compared to $156 million in the corresponding period in 2017. The decrease was primarily due to a lower federal income tax rate as a result of the Tax Reform Legislation. See Note (H) to the Condensed Financial Statements under "Effective Tax Rate" herein for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Georgia Power's future earnings potential. The level of Georgia Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Georgia Power's business of providing electric service. These factors include Georgia Power's ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently-incurred costs during a time of increasing costs and limited projected demand growth over the next several years. Plant Vogtle Units 3 and 4 construction and rate recovery are also major factors. Future earnings will be driven primarily by customer growth. Earnings will also depend upon maintaining and growing sales, considering, among other things, the adoption and/or penetration rates of increasingly energy-efficient technologies, increasing volumes of electronic commerce transactions, and higher multi-family home construction, all of which could contribute to a net reduction in customer usage. Earnings are subject to a variety of other factors. These factors include weather, competition, new energy contracts with other utilities, energy conservation practiced by customers, the use of alternative energy sources by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Georgia Power's service territory. Demand for electricity is primarily

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

driven by the pace of economic growth that may be affected by changes in regional and global economic conditions, which may impact future earnings.
For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Georgia Power in Item 7 of the Form 10-K.
Environmental Matters
Georgia Power's operations are regulated by state and federal environmental agencies through a variety of laws and regulations governing air, water, land, and protection of other natural resources. Georgia Power maintains comprehensive environmental compliance and greenhouse gas (GHG) strategies to assess upcoming requirements and compliance costs associated with these environmental laws and regulations. The costs, including capital expenditures and operations and maintenance costs, required to comply with environmental laws and regulations and to achieve stated goals may impact future unit retirement and replacement decisions, results of operations, cash flows, and financial condition. Related costs may result from the installation of additional environmental controls, closure and monitoring of CCR facilities, unit retirements, and adding or changing fuel sources for certain existing units, as well as related upgrades to the transmission system. A major portion of these costs are expected to be recovered through existing ratemaking provisions. The ultimate impact of environmental laws and regulations and the GHG goals discussed below will depend on various factors, such as state adoption and implementation of requirements, the availability and cost of any deployed control technology, and the outcome of pending and/or future legal challenges.
New or revised environmental laws and regulations could affect many areas of Georgia Power's operations. The impact of any such changes cannot be determined at this time. Environmental compliance costs could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis. Georgia Power's Environmental Compliance Cost Recovery (ECCR) tariff allows for the recovery of capital and operations and maintenance costs related to environmental controls mandated by state and federal regulations. Further, increased costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively affect results of operations, cash flows, and financial condition. Additionally, many commercial and industrial customers may also be affected by existing and future environmental requirements, which for some may have the potential to ultimately affect their demand for electricity. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under "Environmental Matters" in Item 8 of the Form 10-K for additional information.
Environmental Laws and Regulations
Coal Combustion Residuals
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" of Georgia Power in Item 7 of the Form 10-K for additional information regarding the Disposal of Coal Combustion Residuals from Electric Utilities rule (CCR Rule).
Consistent with the EPA's announced plans to reconsider certain portions of the CCR Rule, on March 15, 2018, the EPA published the first of two proposed coal ash rules it plans to finalize by no later than December 2019. The impact of any changes to the CCR Rule will depend on the content of the final rule and the outcome of any legal challenges and cannot be determined at this time.
Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Georgia Power in Item 7 of the Form 10-K for additional information.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Through 2017, the Southern Company system has achieved an estimated GHG emission reduction of 36% since 2007. In April 2018, Southern Company established an intermediate goal of a 50% reduction in carbon emissions from 2007 levels by 2030 and a long-term goal of low- to no-carbon operations by 2050. To achieve these goals, the Southern Company system expects to continue growing its renewable energy portfolio, optimize technology advancements to modernize its transmission and distribution systems, increase the use of natural gas for generation, complete construction of Plant Vogtle Units 3 and 4, invest in energy efficiency, and continue research and development efforts focused on technologies to lower GHG emissions. The Southern Company system's ability to achieve these goals also will be dependent on many external factors, including supportive national energy policies, low natural gas prices, and the development, deployment, and advancement of relevant energy technologies. The ultimate outcome of this matter cannot be determined at this time.
Retail Regulatory Matters
Georgia Power's revenues from regulated retail operations are collected through various rate mechanisms subject to the oversight of the Georgia PSC. Georgia Power currently recovers its costs from the regulated retail business through the 2013 ARP, which includes traditional base tariff rates, Demand-Side Management tariffs, ECCR tariffs, and Municipal Franchise Fee tariffs. In addition, financing costs related to certified construction costs of Plant Vogtle Units 3 and 4 are being collected through the NCCR tariff and fuel costs are collected through a separate fuel cost recovery tariff. See "Nuclear Construction" herein and Note 3 to the financial statements of Georgia Power under "Retail Regulatory Matters – Nuclear Construction" in Item 8 of the Form 10-K for additional information regarding the NCCR tariff. Also see MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Fuel Cost Recovery" of Georgia Power in Item 7 of the Form 10-K for additional information regarding fuel cost recovery.
Rate Plans
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Rate Plans" of Georgia Power in Item 7 of the Form 10-K for additional information regarding Georgia Power's 2013 ARP and the Georgia PSC's 2018 order related to the Tax Reform Legislation.
On April 3, 2018, the Georgia PSC approved the Tax Reform Settlement Agreement. Pursuant to the Tax Reform Settlement Agreement, to reflect the federal income tax rate reduction impact of the Tax Reform Legislation, Georgia Power will refund to customers a total of $330 million through bill credits of $131 million in October 2018, $96 million in June 2019, and $103 million in February 2020. In addition, Georgia Power is deferring as a regulatory liability (i) the revenue equivalent of the tax expense reduction resulting from legislation lowering the Georgia state income tax rate from 6.00% to 5.75% in 2019 and (ii) the entire benefit of approximately $700 million in federal and state excess accumulated deferred income taxes. The amortization of these regulatory liabilities is expected to be addressed in Georgia Power's next base rate case, which is scheduled to be filed by July 1, 2019. If there is not a base rate case in 2019, customers will receive $185 million in annual bill credits beginning in 2020, with any additional federal and state income tax savings deferred as a regulatory liability, until Georgia Power's next base rate case.
To address the negative cash flow and credit metric impacts of the Tax Reform Legislation, the Georgia PSC also approved an increase in Georgia Power's retail equity ratio to the lower of (i) Georgia Power's actual common equity weight in its capital structure or (ii) 55%, until Georgia Power's next base rate case. Benefits from reduced federal income tax rates in excess of the amounts refunded to customers will be retained by Georgia Power to cover the carrying costs of the incremental equity in 2018 and 2019.
Nuclear Construction
See Note 3 to the financial statements of Georgia Power under "Retail Regulatory Matters – Nuclear Construction" in Item 8 of the Form 10-K for additional information regarding the construction of Plant Vogtle Units 3 and 4, VCM reports, and the NCCR tariff.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Vogtle 3 and 4 Contracts
Effective in July 2017, Georgia Power, acting for itself and as agent for the other Vogtle Owners, and the EPC Contractor entered into the Vogtle Services Agreement, whereby Westinghouse will provide facility design and engineering services, procurement and technical support, and staff augmentation on a time and materials cost basis. The Vogtle Services Agreement will continue until the start-up and testing of Plant Vogtle Units 3 and 4 are complete and electricity is generated and sold from both units. The Vogtle Services Agreement is terminable by the Vogtle Owners upon 30 days' written notice.
In October 2017, Georgia Power, acting for itself and as agent for the other Vogtle Owners, entered into a construction completion agreement with Bechtel, whereby Bechtel will serve as the primary contractor for the remaining construction activities for Plant Vogtle Units 3 and 4 (Bechtel Agreement). The Bechtel Agreement is a cost reimbursable plus fee arrangement, whereby Bechtel is reimbursed for actual costs plus a base fee and an at-risk fee, which is subject to adjustment based on Bechtel's performance against cost and schedule targets. Each Vogtle Owner is severally (not jointly) liable for its proportionate share, based on its ownership interest, of all amounts owed to Bechtel under the Bechtel Agreement. The Vogtle Owners may terminate the Bechtel Agreement at any time for their convenience, provided that the Vogtle Owners will be required to pay amounts related to work performed prior to the termination (including the applicable portion of the base fee), certain termination-related costs, and, at certain stages of the work, the applicable portion of the at-risk fee. Bechtel may terminate the Bechtel Agreement under certain circumstances, including certain Vogtle Owner suspensions of work, certain breaches of the Bechtel Agreement by the Vogtle Owners, Vogtle Owner insolvency, and certain other events. Pursuant to the Loan Guarantee Agreement between Georgia Power and the DOE, Georgia Power is required to obtain the DOE's approval of the Bechtel Agreement prior to obtaining any further advances under the Loan Guarantee Agreement.
In November 2017, the Vogtle Owners entered into an amendment to their joint ownership agreements for Plant Vogtle Units 3 and 4 (as amended, Vogtle Joint Ownership Agreements) to provide for, among other conditions, additional Vogtle Owner approval requirements. Pursuant to the Vogtle Joint Ownership Agreements, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction if certain adverse events occur, including (i) the bankruptcy of Toshiba; (ii) termination or rejection in bankruptcy of certain agreements, including the Vogtle Services Agreement or the Bechtel Agreement; (iii) the Georgia PSC or Georgia Power determines that any of Georgia Power's costs relating to the construction of Plant Vogtle Units 3 and 4 will not be recovered in retail rates because such costs are deemed unreasonable or imprudent; or (iv) an increase in the construction budget contained in the seventeenth VCM report of more than $1 billion or extension of the project schedule contained in the seventeenth VCM report of more than one year. In addition, pursuant to the Vogtle Joint Ownership Agreements, the required approval of holders of ownership interests in Plant Vogtle Units 3 and 4 is at least (i) 90% for a change of the primary construction contractor and (ii) 67% for material amendments to the Vogtle Services Agreement or agreements with Southern Nuclear or the primary construction contractor, including the Bechtel Agreement. The Vogtle Joint Ownership Agreements also confirm that the Vogtle Owners' sole recourse against Georgia Power or Southern Nuclear for any action or inaction in connection with their performance as agent for the Vogtle Owners is limited to removal of Georgia Power and/or Southern Nuclear as agent, except in cases of willful misconduct.
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. As of March 31, 2018, Georgia Power had recovered approximately $1.6 billion of financing costs. On March 20, 2018, the Georgia PSC approved a decrease to the NCCR tariff of approximately $50 million, effective April 1, 2018.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Georgia Power is required to file semi-annual VCM reports with the Georgia PSC by February 28 and August 31 each year. In 2013, in connection with the eighth VCM report, the Georgia PSC approved a stipulation between Georgia Power and the staff of the Georgia PSC to waive the requirement to amend the Plant Vogtle Units 3 and 4 certificate in accordance with the 2009 certification order until the completion of Plant Vogtle Unit 3, or earlier if deemed appropriate by the Georgia PSC and Georgia Power.
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) certain recommendations made by Georgia Power in the seventeenth VCM report and modifying the Vogtle Cost Settlement Agreement. The Vogtle Cost Settlement Agreement, as modified by the January 11, 2018 order, resolved the following regulatory matters related to Plant Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the amounts paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and Customer Refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and deemed reasonable Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap and that prudence decisions on cost recovery will be made at a later date, consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC in the 2013 ARP) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that upon Unit 3 reaching commercial operation, retail base rates would be adjusted to include carrying costs on those capital costs deemed prudent in the Vogtle Cost Settlement Agreement. The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $25 million in 2017 and are estimated to have negative earnings impacts of approximately $100 million in 2018 and an aggregate of $585 million from 2019 to 2022. In its January 11, 2018 order, the Georgia PSC stated if other certain conditions and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, both Georgia Power and the Georgia PSC reserve the right to reconsider the decision to continue construction.
On February 12, 2018, Georgia Interfaith Power & Light, Inc. and Partnership for Southern Equity, Inc. filed a petition appealing the Georgia PSC's January 11, 2018 order with the Fulton County Superior Court. On March 8, 2018, Georgia Watch filed a similar appeal to the Fulton County Superior Court for judicial review of the Georgia PSC's final decision and denial of Georgia Watch's motion for reconsideration. Georgia Power believes the two appeals have no merit; however, an adverse outcome in either appeal could have a material impact on Georgia Power's results of operations, financial condition, and liquidity.
The IRS has allocated PTCs to each of Plant Vogtle Units 3 and 4. The nominal value of Georgia Power's portion of the PTCs is approximately $500 million per unit.
The Georgia PSC has approved seventeen VCM reports covering the periods through June 30, 2017, including total construction capital costs incurred through that date of $4.4 billion. Georgia Power filed its eighteenth VCM report on February 28, 2018 requesting approval of $448 million of construction capital costs (excluding the $1.7 billion

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

received from Toshiba under the Guarantee Settlement Agreement and the $188 million in Customer Refunds recognized as a regulatory liability) incurred from July 1, 2017 through December 31, 2017.
The ultimate outcome of these matters cannot be determined at this time.
Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4 with in-service dates of November 2021 and November 2022, respectively, is as follows:

(in billions)
Project capital cost forecast	$7.3
Net investment as of March 31, 2018	(3.7)
Remaining estimate to complete	$3.6
Note: Excludes financing costs capitalized through AFUDC and is net of $1.7 billion received from Toshiba in 2017 under the Guarantee Settlement Agreement and $188 million in Customer Refunds recognized as a regulatory liability in 2017.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.1 billion, of which $1.6 billion had been incurred through March 31, 2018.
Subsequent to the EPC Contractor bankruptcy filing, a number of subcontractors to the EPC Contractor alleged non-payment by the EPC Contractor for amounts owed for work performed on Plant Vogtle Units 3 and 4. Georgia Power, acting for itself and as agent for the Vogtle Owners, has taken actions to remove liens filed by these subcontractors through the posting of surety bonds. Related to such liens, certain subcontractors have filed, and additional subcontractors may file, lawsuits against the EPC Contractor and the Vogtle Owners to preserve their payment rights with respect to such claims. All amounts associated with the removal of subcontractor liens and other EPC Contractor pre-petition accounts payable have been paid or accrued as of March 31, 2018.
As construction continues, challenges with management of contractors, subcontractors, and vendors, labor productivity and availability, fabrication, delivery, assembly, and installation of plant systems, structures, and components (some of which are based on new technology and have not yet operated in the global nuclear industry at this scale), or other issues could arise and change the projected schedule and estimated cost.
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the NRC. Various design and other licensing-based compliance matters, including the timely resolution of Inspections, Tests, Analyses, and Acceptance Criteria and the related approvals by the NRC, may arise, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.
The ultimate outcome of these matters cannot be determined at this time.
See RISK FACTORS of Georgia Power in Item 1A of the Form 10-K for a discussion of certain risks associated with the licensing, construction, and operation of nuclear generating units, including potential impacts that could result from a major incident at a nuclear facility anywhere in the world.
DOE Financing
As of March 31, 2018, Georgia Power had borrowed $2.6 billion related to Plant Vogtle Units 3 and 4 costs through the Loan Guarantee Agreement and a multi-advance credit facility among Georgia Power, the DOE, and the FFB, which provides for borrowings of up to $3.46 billion, subject to the satisfaction of certain conditions. In September

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2017, the DOE issued a conditional commitment to Georgia Power for up to approximately $1.67 billion in additional guaranteed loans under the Loan Guarantee Agreement. This conditional commitment expires on June 30, 2018, subject to any further extension approved by the DOE. Final approval and issuance of these additional loan guarantees by the DOE cannot be assured and are subject to the negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions. See Note 6 to the financial statements of Georgia Power under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information, including applicable covenants, events of default, mandatory prepayment events, and conditions to borrowing.
The ultimate outcome of these matters cannot be determined at this time.
Income Tax Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters" of Georgia Power in Item 7 of the Form 10-K and FINANCIAL CONDITION AND LIQUIDITY – "Credit Rating Risk," Note (B) to the Condensed Financial Statements under "Regulatory Matters – Georgia Power," and Note (H) to the Condensed Financial Statements herein for information regarding the Tax Reform Legislation and related regulatory actions.
Other Matters
Georgia Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Georgia Power is subject to certain claims and legal actions arising in the ordinary course of business. Georgia Power's business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements, such as standards for air, water, land, and protection of other natural resources, has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
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
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Georgia Power prepares its financial statements in accordance with GAAP. Significant accounting policies are described in Note 1 to the financial statements of Georgia Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Georgia Power's results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates" of Georgia Power in Item 7 of the Form 10-K for a complete discussion of Georgia Power's critical accounting policies and estimates.
Recently Issued Accounting Standards
See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Recently Issued Accounting Standards" of Georgia Power in Item 7 of the Form 10-K for additional information regarding ASU No.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2016-02, Leases (Topic 842). See Note (A) to the Condensed Financial Statements herein for information regarding Georgia Power's recently adopted accounting standards.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Georgia Power in Item 7 of the Form 10-K for additional information. Georgia Power's financial condition remained stable at March 31, 2018. Georgia Power intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $373 million for the first three months of 2018 compared to $111 million for the corresponding period in 2017. The increase was primarily due to increased fuel cost recovery and the timing of fossil fuel stock purchases and property tax payments. Net cash used for investing activities totaled $668 million for the first three months of 2018 primarily related to installation of equipment to comply with environmental standards and construction of generation, transmission, and distribution facilities. Net cash provided from financing activities totaled $601 million for the first three months of 2018 primarily due to capital contributions from Southern Company, partially offset by payments of a common stock dividend and pollution control revenue bond repurchases. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first three months of 2018 include an increase of $1.5 billion in paid-in capital primarily due to capital contributions received from Southern Company, an increase of $395 million in property, plant, and equipment to comply with environmental standards and the construction of generation, transmission, and distribution facilities, and a decrease of $376 million in long-term debt (including securities due within one year) primarily due to the repurchase of pollution control revenue bonds.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power's capital requirements and contractual obligations. Subsequent to March 31, 2018, Georgia Power redeemed all $250 million aggregate principal amount of its Series 2008B 5.40% Senior Notes due June 1, 2018. An additional $507 million will be required through March 31, 2019 to fund maturities of long-term debt. See "Sources of Capital" herein for additional information. Also see FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Nuclear Construction" for additional information regarding Plant Vogtle Units 3 and 4.
The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental laws and regulations; the outcome of any legal challenges to environmental rules; changes in generating plants, including unit retirements and replacements and adding or changing fuel sources at existing generating units, to meet regulatory requirements; changes in FERC rules and regulations; Georgia PSC approvals; changes in the expected environmental compliance program; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; storm impacts; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. The construction program also includes Plant Vogtle Units 3 and 4, which may be subject to revised cost estimates during construction. The ability to control costs and avoid cost overruns during the development, construction, and operation of new facilities is subject to a number of factors, including, but not limited to, changes in labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction, operating, or other agreements, operational readiness, including specialized operator training and required site safety programs,

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

unforeseen engineering or design problems, start-up activities (including major equipment failure and system integration), and/or operational performance. See Note 3 to the financial statements of Georgia Power under "Retail Regulatory Matters – Nuclear Construction" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for information regarding additional factors that may impact construction expenditures.
Sources of Capital
Georgia Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from operating cash flows, external security issuances, borrowings from financial institutions, equity contributions from Southern Company, and borrowings from the FFB. However, the amount, type, and timing of any future financings, if needed, will depend upon regulatory approvals, prevailing market conditions, and other factors. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" of Georgia Power in Item 7 of the Form 10-K for additional information.
In 2014, Georgia Power entered into the Loan Guarantee Agreement with the DOE, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4. Under the Loan Guarantee Agreement, the DOE agreed to guarantee borrowings of up to $3.46 billion (not to exceed 70% of Eligible Project Costs) to be made by Georgia Power under a multi-advance credit facility (FFB Credit Facility) among Georgia Power, the DOE, and the FFB. As of March 31, 2018, Georgia Power had borrowed $2.6 billion under the FFB Credit Facility. In July 2017, Georgia Power entered into an amendment to the Loan Guarantee Agreement, which provides that further advances are conditioned upon the DOE's approval of any agreements entered into in replacement of the Vogtle 3 and 4 Agreement and satisfaction of certain other conditions.
In September 2017, the DOE issued a conditional commitment to Georgia Power for up to approximately $1.67 billion of additional guaranteed loans under the Loan Guarantee Agreement. This conditional commitment expires on June 30, 2018, subject to any further extension approved by the DOE. Final approval and issuance of these additional loan guarantees by the DOE cannot be assured and are subject to the negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions. See Note 6 to the financial statements of Georgia Power under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information regarding the Loan Guarantee Agreement, including applicable covenants, events of default, mandatory prepayment events, and additional conditions to borrowing. Also see Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
Georgia Power's current liabilities frequently exceed current assets because of scheduled maturities of long-term debt and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. Georgia Power intends to utilize operating cash flows, external security issuances, borrowings from financial institutions, equity contributions from Southern Company, and borrowings from the FFB to fund its short-term capital needs. Georgia Power has substantial cash flow from operating activities and access to the capital markets and financial institutions to meet liquidity needs.
At March 31, 2018, Georgia Power had approximately $1.16 billion of cash and cash equivalents. Georgia Power's committed credit arrangement with banks at March 31, 2018 was $1.75 billion of which $1.74 billion was unused. This credit arrangement expires in 2022.
This bank credit arrangement contains a covenant that limits debt levels and contains a cross-acceleration provision to other indebtedness (including guarantee obligations) of Georgia Power. Such cross-acceleration provision to other indebtedness would trigger an event of default if Georgia Power defaulted on indebtedness, the payment of which was then accelerated. At March 31, 2018, Georgia Power was in compliance with this covenant. This bank credit arrangement does not contain a material adverse change clause at the time of borrowing.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subject to applicable market conditions, Georgia Power expects to renew or replace this credit arrangement, as needed, prior to expiration. In connection therewith, Georgia Power may extend the maturity date and/or increase or decrease the lending commitments thereunder.
See Note 6 to the financial statements of Georgia Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
A portion of the unused credit with banks is allocated to provide liquidity support to Georgia Power's pollution control revenue bonds and commercial paper program. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of March 31, 2018 was approximately $550 million. In addition, at March 31, 2018, Georgia Power had $192 million of pollution control revenue bonds outstanding that were required to be remarketed within the next 12 months. Subsequent to March 31, 2018, Georgia Power purchased and held $55 million of pollution control revenue bonds outstanding that were required to be remarketed within the next 12 months.
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
Details of short-term borrowings were as follows:

	Short-term Debt During the Period(*)
	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)
Short-term bank debt	$50	2.3%	$150

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended March 31, 2018. No short-term debt was outstanding at March 31, 2018.
Georgia Power believes the need for working capital can be adequately met by utilizing the commercial paper program, lines of credit, short-term bank notes, and operating cash flows.
Credit Rating Risk
At March 31, 2018, Georgia Power did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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
The maximum potential collateral requirements under these contracts at March 31, 2018 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB- and/or Baa3	$87
Below BBB- and/or Baa3	$1,016

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
On February 28, 2018, Fitch downgraded the senior unsecured long-term debt rating of Georgia Power to A from A+ with a negative outlook.
While it is unclear how the credit rating agencies and the FERC may respond to the Tax Reform Legislation, certain financial metrics, such as the funds from operations to debt percentage, used by the credit rating agencies to assess Southern Company and its subsidiaries, including Georgia Power, may be negatively impacted. The Tax Reform Settlement Agreement approved by the Georgia PSC on April 3, 2018 is expected to help mitigate these potential adverse impacts to certain credit metrics by allowing a higher retail equity ratio until Georgia Power's next base rate case. See Note 3 to the financial statements of Georgia Power under "Retail Regulatory Matters – Rate Plans" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Georgia Power – Rate Plans" herein for additional information.
Financing Activities
In January 2018, Georgia Power repaid its outstanding $150 million and $100 million floating rate bank loans due May 31, 2018 and October 26, 2018, respectively.
In March 2018, Georgia Power purchased and held $104.6 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), First Series 2013 and $173 million aggregate principal amount of Development Authority of Bartow County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Bowen Project), First Series 2009. Georgia Power may reoffer these bonds to the public at a later date.
Subsequent to March 31, 2018, Georgia Power purchased and held $55 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Fifth Series 1994. Georgia Power may reoffer these bonds to the public at a later date.
Also subsequent to March 31, 2018, Georgia Power redeemed all $250 million aggregate principal amount of its Series 2008B 5.40% Senior Notes due June 1, 2018.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Operating Revenues:
Retail revenues	$290	$279
Wholesale revenues, non-affiliates	13	17
Wholesale revenues, affiliates	28	37
Other revenues	17	17
Total operating revenues	348	350
Operating Expenses:
Fuel	82	108
Purchased power	46	34
Other operations and maintenance	76	86
Depreciation and amortization	47	18
Taxes other than income taxes	30	27
Loss on Plant Scherer Unit 3	—	33
Total operating expenses	281	306
Operating Income	67	44
Other Income and (Expense):
Interest expense, net of amounts capitalized	(13)	(12)
Other income (expense), net	1	2
Total other income and (expense)	(12)	(10)
Earnings Before Income Taxes	55	34
Income taxes	13	14
Net Income	42	20
Dividends on Preference Stock	—	2
Net Income After Dividends on Preference Stock	$42	$18
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Net Income	$42	$20
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $- and $-, respectively	—	(1)
Total other comprehensive income (loss)	—	(1)
Comprehensive Income	$42	$19
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Operating Activities:
Net income	$42	$20
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	49	20
Loss on Plant Scherer Unit 3	—	33
Other, net	1	3
Changes in certain current assets and liabilities —
-Receivables	46	(1)
-Fossil fuel stock	(14)	12
-Other current assets	5	6
-Accounts payable	(28)	(8)
-Accrued taxes	12	(4)
-Accrued compensation	(21)	(23)
-Over recovered regulatory clause revenues	(1)	(18)
-Other current liabilities	13	10
Net cash provided from operating activities	104	50
Investing Activities:
Property additions	(70)	(46)
Cost of removal, net of salvage	(11)	(2)
Change in construction payables	12	(7)
Other investing activities	(2)	(2)
Net cash used for investing activities	(71)	(57)
Financing Activities:
Increase (decrease) in notes payable, net	16	(168)
Proceeds —
Common stock issued to parent	—	175
Capital contributions from parent company	2	4
Payment of common stock dividends	(39)	(31)
Other financing activities	(1)	3
Net cash used for financing activities	(22)	(17)
Net Change in Cash, Cash Equivalents, and Restricted Cash	11	(24)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	28	56
Cash, Cash Equivalents, and Restricted Cash at End of Period	$39	$32
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $- and $- capitalized for 2018 and 2017, respectively)	$1	$2
Noncash transactions — Accrued property additions at end of period	38	26
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2018	At December 31, 2017
	(in millions)
Current Assets:
Cash and cash equivalents	$39	$28
Receivables —
Customer accounts receivable	72	76
Unbilled revenues	53	67
Under recovered regulatory clause revenues	10	27
Affiliated	6	14
Other accounts and notes receivable	5	7
Accumulated provision for uncollectible accounts	(1)	(1)
Fossil fuel stock	77	63
Materials and supplies	59	57
Other regulatory assets, current	53	56
Other current assets	12	21
Total current assets	385	415
Property, Plant, and Equipment:
In service	5,227	5,196
Less: Accumulated provision for depreciation	1,494	1,461
Plant in service, net of depreciation	3,733	3,735
Construction work in progress	123	91
Total property, plant, and equipment	3,856	3,826
Deferred Charges and Other Assets:
Deferred charges related to income taxes	30	31
Other regulatory assets, deferred	493	502
Other deferred charges and assets	26	23
Total deferred charges and other assets	549	556
Total Assets	$4,790	$4,797
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2018	At December 31, 2017
	(in millions)
Current Liabilities:
Notes payable	$61	$45
Accounts payable —
Affiliated	45	52
Other	66	75
Customer deposits	35	35
Accrued taxes	22	10
Accrued interest	20	9
Accrued compensation	17	39
Deferred capacity expense, current	22	22
Asset retirement obligations, current	39	37
Other regulatory liabilities, current	72	—
Other current liabilities	26	27
Total current liabilities	425	351
Long-term Debt	1,285	1,285
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	536	537
Deferred credits related to income taxes	386	458
Employee benefit obligations	100	102
Deferred capacity expense	92	97
Asset retirement obligations, deferred	105	105
Other cost of removal obligations	215	221
Other regulatory liabilities, deferred	42	43
Other deferred credits and liabilities	68	67
Total deferred credits and other liabilities	1,544	1,630
Total Liabilities	3,254	3,266
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 20,000,000 shares
Outstanding — 7,392,717 shares	678	678
Paid-in capital	597	594
Retained earnings	262	259
Accumulated other comprehensive loss	(1)	—
Total common stockholder's equity	1,536	1,531
Total Liabilities and Stockholder's Equity	$4,790	$4,797
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2018 vs. FIRST QUARTER 2017

OVERVIEW
Gulf Power operates as a vertically integrated utility providing electric service to retail customers within its traditional service territory located in northwest Florida and to wholesale customers in the Southeast.
Many factors affect the opportunities, challenges, and risks of Gulf Power's business of providing electric service. These factors include the ability to maintain a constructive regulatory environment, to maintain and grow energy sales and customers, and to effectively manage and secure timely recovery of costs. These costs include those related to projected long-term demand growth, stringent environmental standards, reliability, restoration following major storms, fuel, and capital expenditures. Gulf Power has various regulatory mechanisms that operate to address cost recovery. Effectively operating pursuant to these regulatory mechanisms and appropriately balancing required costs and capital expenditures with customer prices will continue to challenge Gulf Power for the foreseeable future.
As a continuation of a settlement agreement approved by the Florida PSC in April 2017 (2017 Gulf Power Rate Case Settlement Agreement), on March 26, 2018, the Florida PSC approved a stipulation and settlement agreement among Gulf Power and three intervenors addressing the retail revenue requirement effects of the Tax Reform Legislation (Gulf Power Tax Reform Settlement Agreement).
The Gulf Power Tax Reform Settlement Agreement results in annual reductions to Gulf Power's revenues of $18.2 million from base rates and $15.6 million from environmental cost recovery rates, implemented April 1, 2018, and also provides for a one-time refund of $69.4 million for the retail portion of unprotected (not subject to normalization) deferred tax liabilities through Gulf Power's fuel cost recovery rate over the remainder of 2018. As a result of the Gulf Power Tax Reform Settlement Agreement, the Florida PSC also approved an increase in Gulf Power's maximum equity ratio from 52.5% to 53.5% for all retail regulatory purposes.
As part of the Gulf Power Tax Reform Settlement Agreement, a limited scope proceeding to address protected deferred tax liabilities consistent with IRS normalization principles was initiated on April 30, 2018. Pending resolution of this proceeding, Gulf Power is deferring the related amounts for 2018 as a regulatory liability. Unless otherwise agreed to by the parties to the Gulf Power Tax Reform Settlement Agreement, amounts recorded in this regulatory liability will be refunded to retail customers in 2019 through Gulf Power's fuel cost recovery rates. The ultimate outcome of this matter cannot be determined at this time.
See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Retail Base Rate Cases" in Item 8 of the Form 10-K for additional information.
Gulf Power continues to focus on several key performance indicators including, but not limited to, customer satisfaction, plant availability, system reliability, and net income.
RESULTS OF OPERATIONS
Net Income

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$24	133.3
Gulf Power's net income after dividends on preference stock for the first quarter 2018 was $42 million compared to $18 million for the corresponding period in 2017. The increase was primarily due to the first quarter 2017 write-down of $32.5 million ($20 million after tax) of Gulf Power's ownership of Plant Scherer Unit 3 in accordance with the 2017 Gulf Power Rate Case Settlement Agreement, an increase in retail revenues, and lower operations and maintenance expenses, partially offset by an increase in depreciation.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Retail Base Rate Cases" in Item 8 of the Form 10-K for additional information regarding the 2017 Gulf Power Rate Case Settlement Agreement.
Retail Revenues

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$11	3.9
In the first quarter 2018, retail revenues were $290 million compared to $279 million for the corresponding period in 2017.
Details of the changes in retail revenues were as follows:

	First Quarter 2018
	(in millions)	(% change)
Retail – prior year	$279
Estimated change resulting from –
Rates and pricing	5	1.8
Sales growth	1	0.4
Weather	9	3.1
Fuel and other cost recovery	(4)	(1.4)
Retail – current year	$290	3.9%
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
Revenues associated with changes in rates and pricing increased in the first quarter 2018 when compared to the corresponding period in 2017 primarily due to an increase in retail base rates effective July 2017 in accordance with the 2017 Gulf Power Rate Case Settlement Agreement, partially offset by a reduction in revenues effective January 1, 2018 due to the Gulf Power Tax Reform Settlement Agreement.
Revenues attributable to changes in sales increased slightly in the first quarter 2018 when compared to the corresponding period in 2017. For the first quarter 2018, weather-adjusted KWH sales to residential customers increased 2.3% due to customer growth. Weather-adjusted KWH sales to commercial customers decreased 0.2% due to lower usage resulting from energy efficiency improvements in appliances and lighting, substantially offset by customer growth. KWH sales to industrial customers increased 3.9% for the first quarter 2018 primarily due to changes in customers' operations.
Fuel and other cost recovery revenues decreased in the first quarter 2018 when compared to the corresponding period in 2017, primarily due to lower recoverable costs under Gulf Power's fuel cost recovery clause. Fuel and other cost recovery provisions include fuel expenses, the energy component of purchased power costs, purchased power capacity costs, the difference between projected and actual costs and revenues related to energy conservation and environmental compliance, and a credit for certain wholesale revenues as a result of the 2017 Gulf Power Rate Case Settlement Agreement.
See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Cost Recovery Clauses" and " – Retail Base Rate Cases" in Item 8 of the Form 10-K for additional information regarding cost recovery

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

clauses and the 2017 Gulf Power Rate Case Settlement Agreement, respectively. Also see FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Retail Base Rate Case" herein for additional information regarding the Gulf Power Tax Reform Settlement Agreement.
Wholesale Revenues – Non-Affiliates

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$(4)	(23.5)
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
In the first quarter 2018, wholesale revenues from sales to non-affiliates were $13 million compared to $17 million for the corresponding period in 2017. The decrease was primarily due to a 44.7% decrease in KWH sales primarily resulting from lower opportunity sales due to planned outages at Gulf Power generating units.
Wholesale Revenues – Affiliates

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$(9)	(24.3)
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the revenue related to these energy sales generally offsets the cost of energy sold.
In the first quarter 2018, wholesale revenues from sales to affiliates were $28 million compared to $37 million for the corresponding period in 2017. The decrease was primarily due to a 53.0% decrease in KWH sales primarily resulting from lower availability due to planned outages at Gulf Power generating units. Partially offsetting this decrease was a 63.6% increase in the price of energy sold due to dispatching higher-priced generating resources driven by the cold weather in January 2018.
Fuel and Purchased Power Expenses

	First Quarter 2018 vs. First Quarter 2017
	(change in millions)	(% change)
Fuel	$(26)	(24.1)
Purchased power	12	35.3
Total fuel and purchased power expenses	$(14)
In the first quarter 2018, total fuel and purchased power expenses were $128 million compared to $142 million for the corresponding period in 2017. The decrease was primarily the result of a $10 million net decrease related to the volume of KWHs generated and purchased and a $4 million decrease related to the lower average cost of fuel and purchased power.

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
Details of Gulf Power's generation and purchased power were as follows:

	First Quarter 2018	First Quarter 2017
Total generation (in millions of KWHs)	1,775	2,322
Total purchased power (in millions of KWHs)	1,622	1,459
Sources of generation (percent) –
Coal	37	53
Gas	63	47
Cost of fuel, generated (in cents per net KWH) –
Coal	3.14	3.27
Gas	2.97	3.24
Average cost of fuel, generated (in cents per net KWH)	3.03	3.26
Average cost of purchased power (in cents per net KWH)(*)	4.56	4.57

(*)	Average cost of purchased power includes fuel purchased by Gulf Power for tolling agreements where power is generated by the provider.
Fuel
In the first quarter 2018, fuel expense was $82 million compared to $108 million for the corresponding period in 2017. The decrease was primarily due to a 46.5% decrease in the volume of KWHs generated by Gulf Power's coal-fired generation resources due to planned outages in the first quarter 2018.
Purchased Power
In the first quarter 2018, purchased power expense was $46 million compared to $34 million for the corresponding period in 2017. The increase was primarily due to an increase of 11.2% in the volume of KWHs purchased as a result of higher purchases from affiliates to serve higher territorial load.
Energy purchases from non-affiliates and affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation. Affiliate purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$(10)	(11.6)
In the first quarter 2018, other operations and maintenance expenses were $76 million compared to $86 million for the corresponding period in 2017. The decrease was primarily due to decreases of $3 million in environmental compliance expenses at generating facilities, $2 million in energy services expenses, and $2 million in routine and planned maintenance expenses at distribution facilities.
Expenses from energy services did not have a significant impact on earnings since they were generally offset by associated revenues. Environmental compliance expenses did not have a significant impact on earnings since they were offset by environmental revenues through Gulf Power's environmental cost recovery clause. See Note 3 to the

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

financial statements of Gulf Power under "Retail Regulatory Matters – Cost Recovery Clauses – Environmental Cost Recovery" in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$29	161.1
In the first quarter 2018, depreciation and amortization was $47 million compared to $18 million for the corresponding period in 2017. The increase was primarily due to $25.5 million in depreciation credits recorded in the first quarter 2017 as authorized in a settlement agreement approved by the Florida PSC in 2013. See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Retail Base Rate Cases" in Item 8 of the Form 10-K for additional information.
Loss on Plant Scherer Unit 3

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$(33)	N/M
N/M - Not meaningful
In the first quarter 2017, Gulf Power recorded a $32.5 million write-down related to its ownership of Plant Scherer Unit 3 in accordance with the 2017 Gulf Power Rate Case Settlement Agreement. See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Retail Base Rate Cases" in Item 8 of the Form 10-K for additional information.
Income Taxes

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$(1)	(7.1)
In the first quarter 2018, income taxes were $13 million compared to $14 million for the corresponding period in 2017. The decrease was primarily due to the lower corporate income tax rate resulting from the Tax Reform Legislation substantially offset by the increase in pre-tax net income related to the first quarter 2017 write-down associated with Plant Scherer Unit 3. See Note (H) to the Condensed Financial Statements under "Effective Tax Rate" herein for additional information. Also see Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Retail Base Rate Cases" in Item 8 of the Form 10-K for more information regarding the 2017 Gulf Power Rate Case Settlement Agreement.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Gulf Power's future earnings potential. The level of Gulf Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Gulf Power's business of providing electric service. These factors include Gulf Power's ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently-incurred costs during a time of increasing costs and limited projected demand growth over the next several years. Future earnings will be driven primarily by customer growth. Earnings will also depend upon maintaining and growing sales, considering, among other things, the adoption and/or penetration rates of increasingly energy-efficient technologies due to changes in the minimum allowable equipment efficiencies along with the continuation of changes in customer behavior, both of which could contribute to a net reduction in customer usage. Earnings are subject to a variety of other factors. These factors include weather, competition, energy conservation practiced by customers, the

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

use of alternative energy sources by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Gulf Power's service territory. Demand for electricity is primarily driven by the pace of economic growth that may be affected by changes in regional and global economic conditions, which may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Gulf Power in Item 7 of the Form 10-K.
Environmental Matters
Gulf Power's operations are regulated by state and federal environmental agencies through a variety of laws and regulations governing air, water, land, and protection of other natural resources. Gulf Power maintains comprehensive environmental compliance and greenhouse gas (GHG) strategies to assess upcoming requirements and compliance costs associated with these environmental laws and regulations. The costs, including capital expenditures and operations and maintenance costs, required to comply with environmental laws and regulations and to achieve stated goals may impact future unit retirement and replacement decisions, results of operations, cash flows, and financial condition. Related costs may result from the installation of additional environmental controls, closure and monitoring of CCR facilities, unit retirements, and adding or changing fuel sources for certain existing units, as well as related upgrades to the transmission system. A major portion of these costs are expected to be recovered through existing ratemaking provisions. The ultimate impact of environmental laws and regulations and the GHG goals discussed below will depend on various factors, such as state adoption and implementation of requirements, the availability and cost of any deployed control technology, and the outcome of pending and/or future legal challenges.
New or revised environmental laws and regulations could affect many areas of Gulf Power's operations. The impact of any such changes cannot be determined at this time. Environmental compliance costs could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis or through long-term wholesale agreements. The State of Florida has statutory provisions that allow a utility to petition the Florida PSC for recovery of prudent environmental compliance costs that are not being recovered through base rates or any other recovery mechanism. Gulf Power's current long-term wholesale agreements contain provisions that permit charging the customer with costs incurred as a result of changes in environmental laws and regulations. Further, increased costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively affect results of operations, cash flows, and financial condition. Additionally, many commercial and industrial customers may also be affected by existing and future environmental requirements, which for some may have the potential to ultimately affect their demand for electricity. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters," "Retail Regulatory Matters – Cost Recovery Clauses – Environmental Cost Recovery," and "Other Matters" of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under "Environmental Matters" in Item 8 of the Form 10-K for additional information, including a discussion on the State of Florida's statutory provisions on environmental cost recovery.
Environmental Laws and Regulations
Coal Combustion Residuals
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" of Gulf Power in Item 7 of the Form 10-K for additional information regarding the Disposal of Coal Combustion Residuals from Electric Utilities rule (CCR Rule).
Consistent with the EPA's announced plans to reconsider certain portions of the CCR Rule, on March 15, 2018, the EPA published the first of two proposed coal ash rules it plans to finalize by no later than December 2019. The impact of any changes to the CCR Rule will depend on the content of the final rule and the outcome of any legal challenges and cannot be determined at this time.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Gulf Power in Item 7 of the Form 10-K for additional information.
Through 2017, the Southern Company system has achieved an estimated GHG emission reduction of 36% since 2007. In April 2018, Southern Company established an intermediate goal of a 50% reduction in carbon emissions from 2007 levels by 2030 and a long-term goal of low- to no-carbon operations by 2050. To achieve these goals, the Southern Company system expects to continue growing its renewable energy portfolio, optimize technology advancements to modernize its transmission and distribution systems, increase the use of natural gas for generation, invest in energy efficiency, and continue research and development efforts focused on technologies to lower GHG emissions. The Southern Company system's ability to achieve these goals also will be dependent on many external factors, including supportive national energy policies, low natural gas prices, and the development, deployment, and advancement of relevant energy technologies. The ultimate outcome of this matter cannot be determined at this time.
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
Retail Base Rate Case
As a continuation of the 2017 Gulf Power Rate Case Settlement Agreement, on March 26, 2018, the Florida PSC approved the Gulf Power Tax Reform Settlement Agreement, a stipulation and settlement agreement among Gulf Power and three intervenors, addressing the retail revenue requirement effects of the Tax Reform Legislation.
The Gulf Power Tax Reform Settlement Agreement results in annual reductions to Gulf Power's revenues of $18.2 million from base rates and $15.6 million from environmental cost recovery rates, implemented April 1, 2018, and also provides for a one-time refund of $69.4 million for the retail portion of unprotected (not subject to normalization) deferred tax liabilities through Gulf Power's fuel cost recovery rate over the remainder of 2018. As a result of the Gulf Power Tax Reform Settlement Agreement, the Florida PSC also approved an increase in Gulf Power's maximum equity ratio from 52.5% to 53.5% for all retail regulatory purposes.
As part of the Gulf Power Tax Reform Settlement Agreement, a limited scope proceeding to address protected deferred tax liabilities consistent with IRS normalization principles was initiated on April 30, 2018. Pending resolution of this proceeding, Gulf Power is deferring the related amounts for 2018 as a regulatory liability. Unless otherwise agreed to by the parties to the Gulf Power Tax Reform Settlement Agreement, amounts recorded in this regulatory liability will be refunded to retail customers in 2019 through Gulf Power's fuel cost recovery rates. The ultimate outcome of this matter cannot be determined at this time.
See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Retail Base Rate Cases" in Item 8 of the Form 10-K for additional information.
Income Tax Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters" of Gulf Power in Item 7 of the Form 10-K and FINANCIAL CONDITION AND LIQUIDITY – "Credit Rating Risk," Note (B) to the Condensed Financial Statements under "Regulatory Matters – Gulf Power," and Note

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(H) to the Condensed Financial Statements herein for information regarding the Tax Reform Legislation and related regulatory actions.
Other Matters
Gulf Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Gulf Power is subject to certain claims and legal actions arising in the ordinary course of business. Gulf Power's business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements, such as standards for air, water, land, and protection of other natural resources, has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
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
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Gulf Power prepares its financial statements in accordance with GAAP. Significant accounting policies are described in Note 1 to the financial statements of Gulf Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Gulf Power's results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates" of Gulf Power in Item 7 of the Form 10-K for a complete discussion of Gulf Power's critical accounting policies and estimates.
Recently Issued Accounting Standards
See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Recently Issued Accounting Standards" of Gulf Power in Item 7 of the Form 10-K for additional information regarding ASU No. 2016-02, Leases (Topic 842). See Note (A) to the Condensed Financial Statements herein for information regarding Gulf Power's recently adopted accounting standards.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Gulf Power in Item 7 of the Form 10-K for additional information. Gulf Power's financial condition remained stable at March 31, 2018. Gulf Power intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $104 million for the first three months of 2018 compared to $50 million for the corresponding period in 2017. The $54 million increase was primarily due to increased fuel cost recovery and the timing of accounts receivable collections. Net cash used for investing activities totaled $71 million in the first three months of 2018 primarily due to property additions to utility plant. Net cash used for financing

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

activities totaled $22 million for the first three months of 2018 primarily due to the payment of a common stock dividend, partially offset by an increase in notes payable. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first three months of 2018 include the reclassification of $72 million to other regulatory liabilities, current from deferred credits related to income taxes as a result of the Gulf Power Tax Reform Settlement Agreement. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Retail Base Rate Case" herein for additional information regarding the Gulf Power Tax Reform Settlement Agreement.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power's capital requirements and contractual obligations. There are no scheduled maturities of long-term debt through March 31, 2019. See "Financing Activities" herein for additional information.
The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; storm impacts; changes in environmental laws and regulations; the outcome of any legal challenges to environmental rules; changes in generating plants, including unit retirements and replacements and adding or changing fuel sources at existing generating units, to meet regulatory requirements; changes in the expected environmental compliance programs; changes in FERC rules and regulations; Florida PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
Sources of Capital
Gulf Power plans to obtain the funds required to meet its future capital needs from sources similar to those used in the past, which were primarily from operating cash flows, external security issuances, borrowings from financial institutions, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" of Gulf Power in Item 7 of the Form 10-K for additional information.
At March 31, 2018, Gulf Power's current liabilities exceeded current assets by $40 million. Gulf Power's current liabilities may exceed current assets because of scheduled maturities of long-term debt and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs.
Gulf Power intends to utilize operating cash flows, external security issuances, and borrowings from financial institutions to fund its short-term capital needs. Gulf Power has substantial cash flow from operating activities and access to the capital markets and financial institutions to meet short-term liquidity needs.
At March 31, 2018, Gulf Power had approximately $39 million of cash and cash equivalents. Committed credit arrangements with banks at March 31, 2018 were as follows:

Expires					Executable Term Loans		Expires Within One Year
2018	2019	2020	Total	Unused	One Year	Two Years	Term Out	No Term Out
(in millions)
$20	$25	$235	$280	$280	$45	$—	$20	$—
See Note 6 to the financial statements of Gulf Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Most of these bank credit arrangements contain covenants that limit debt levels and contain cross-acceleration provisions to other indebtedness (including guarantee obligations) of Gulf Power. Such cross-acceleration provisions to other indebtedness would trigger an event of default if Gulf Power defaulted on indebtedness, the payment of which was then accelerated. At March 31, 2018, Gulf Power was in compliance with all such covenants. A portion ($40 million) of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
Subject to applicable market conditions, Gulf Power expects to renew or replace its bank credit arrangements, as needed, prior to expiration. In connection therewith, Gulf Power may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
Most of the unused credit arrangements with banks are allocated to provide liquidity support to Gulf Power's pollution control revenue bonds and commercial paper program. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of March 31, 2018 was approximately $82 million. In addition, at March 31, 2018, Gulf Power had approximately $75 million of fixed rate pollution control revenue bonds outstanding that were required to be remarketed within the next 12 months.
Gulf Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Gulf Power and the other traditional electric operating companies. Proceeds from such issuances for the benefit of Gulf Power are loaned directly to Gulf Power. The obligations of each traditional electric operating company under these arrangements are several and there is no cross-affiliate credit support. Short-term borrowings are included in notes payable on the balance sheets.
Details of short-term borrowings were as follows:

	Short-term Debt at March 31, 2018		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$61	2.4%	$40	2.0%	$68

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended March 31, 2018.
Gulf Power believes the need for working capital can be adequately met by utilizing the commercial paper program, lines of credit, short-term bank loans, and operating cash flows.
Credit Rating Risk
At March 31, 2018, Gulf Power did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, and energy price risk management.
The maximum potential collateral requirements under these contracts at March 31, 2018 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB- and/or Baa3	$147
Below BBB- and/or Baa3	$479

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
While it is unclear how the credit rating agencies and the FERC may respond to the Tax Reform Legislation, certain financial metrics, such as the funds from operations to debt percentage, used by the credit rating agencies to assess Southern Company and its subsidiaries, including Gulf Power, may be negatively impacted. The Gulf Power Tax Reform Settlement Agreement is expected to help mitigate these potential adverse impacts to Gulf Power's credit metrics by allowing a maximum equity ratio of 53.5% for all retail regulatory purposes. See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Gulf Power" herein for additional information.
Financing Activities
Gulf Power did not issue or redeem any securities during the three months ended March 31, 2018.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm recovery, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Operating Revenues:
Retail revenues	$194	$200
Wholesale revenues, non-affiliates	63	62
Wholesale revenues, affiliates	34	5
Other revenues	11	5
Total operating revenues	302	272
Operating Expenses:
Fuel	98	78
Purchased power	9	8
Other operations and maintenance	75	76
Depreciation and amortization	41	40
Taxes other than income taxes	28	26
Estimated loss on Kemper IGCC	44	108
Total operating expenses	295	336
Operating Income (Loss)	7	(64)
Other Income and (Expense):
Allowance for equity funds used during construction	—	35
Interest expense, net of amounts capitalized	(19)	(19)
Other income (expense), net	1	1
Total other income and (expense)	(18)	17
Loss Before Income Taxes	(11)	(47)
Income taxes (benefit)	(4)	(27)
Net Loss	(7)	(20)
Dividends on Preferred Stock	—	—
Net Loss After Dividends on Preferred Stock	$(7)	$(20)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Net Loss	$(7)	$(20)
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(1) and $-, respectively	(1)	1
Total other comprehensive income (loss)	(1)	1
Comprehensive Loss	$(8)	$(19)
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Operating Activities:
Net loss	$(7)	$(20)
Adjustments to reconcile net loss to net cash used for operating activities —
Depreciation and amortization, total	44	49
Deferred income taxes	155	(47)
Allowance for equity funds used during construction	—	(35)
Estimated loss on Kemper IGCC	37	108
Other, net	3	(3)
Changes in certain current assets and liabilities —
-Receivables	(129)	5
-Other current assets	(12)	13
-Accounts payable	(21)	(35)
-Accrued taxes	(110)	(46)
-Accrued compensation	(22)	(22)
-Over recovered regulatory clause revenues	9	(12)
-Other current liabilities	(9)	5
Net cash used for operating activities	(62)	(40)
Investing Activities:
Property additions	(33)	(186)
Payments pursuant to LTSAs	(9)	1
Other investing activities	(10)	(5)
Net cash used for investing activities	(52)	(190)
Financing Activities:
Increase (decrease) in notes payable, net	(4)	9
Proceeds —
Senior notes	600	—
Short-term borrowings	300	4
Redemptions — Other long-term debt	(900)	—
Other financing activities	(5)	(1)
Net cash provided from (used for) financing activities	(9)	12
Net Change in Cash, Cash Equivalents, and Restricted Cash	(123)	(218)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	248	224
Cash, Cash Equivalents, and Restricted Cash at End of Period	$125	$6
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (paid $21 and $25, net of $- and $12 capitalized for 2018 and 2017, respectively)	$21	$13
Income taxes, net	19	—
Noncash transactions — Accrued property additions at end of period	30	78
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2018	At December 31, 2017
	(in millions)
Current Assets:
Cash and cash equivalents	$125	$248
Receivables —
Customer accounts receivable	26	36
Unbilled revenues	35	41
Income taxes receivable, current	144	4
Affiliated	25	16
Other accounts and notes receivable	9	12
Fossil fuel stock	21	17
Materials and supplies, current	51	44
Other regulatory assets, current	123	125
Other current assets	2	9
Total current assets	561	552
Property, Plant, and Equipment:
In service	4,780	4,773
Less: Accumulated provision for depreciation	1,344	1,325
Plant in service, net of depreciation	3,436	3,448
Construction work in progress	93	84
Total property, plant, and equipment	3,529	3,532
Other Property and Investments	30	30
Deferred Charges and Other Assets:
Deferred charges related to income taxes	35	35
Other regulatory assets, deferred	449	437
Accumulated deferred income taxes	98	247
Other deferred charges and assets	10	33
Total deferred charges and other assets	592	752
Total Assets	$4,712	$4,866
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2018	At December 31, 2017
	(in millions)
Current Liabilities:
Securities due within one year	$214	$989
Notes payable	300	4
Accounts payable —
Affiliated	47	59
Other	78	96
Accrued taxes —
Accrued income taxes	—	40
Other accrued taxes	31	101
Accrued compensation	18	39
Accrued plant closure costs	61	35
Asset retirement obligations, current	36	37
Other current liabilities	67	63
Total current liabilities	852	1,463
Long-term Debt	1,567	1,097
Deferred Credits and Other Liabilities:
Deferred credits related to income taxes	391	372
Employee benefit obligations	115	116
Asset retirement obligations, deferred	134	137
Other cost of removal obligations	177	178
Other regulatory liabilities, deferred	78	79
Other deferred credits and liabilities	14	33
Total deferred credits and other liabilities	909	915
Total Liabilities	3,328	3,475
Redeemable Preferred Stock	33	33
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 1,130,000 shares
Outstanding — 1,121,000 shares	38	38
Paid-in capital	4,531	4,529
Accumulated deficit	(3,213)	(3,205)
Accumulated other comprehensive loss	(5)	(4)
Total common stockholder's equity	1,351	1,358
Total Liabilities and Stockholder's Equity	$4,712	$4,866
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2018 vs. FIRST QUARTER 2017

OVERVIEW
Mississippi Power operates as a vertically integrated utility providing electric service to retail customers within its traditional service territory located within the State of Mississippi and to wholesale customers in the Southeast.
Many factors affect the opportunities, challenges, and risks of Mississippi Power's business of providing electric service. These factors include Mississippi Power's ability to maintain and grow energy sales and to operate in a constructive regulatory environment that provides timely recovery of prudently-incurred costs. These costs include those related to reliability, fuel, and stringent environmental standards, as well as ongoing capital and operations and maintenance expenditures and restoration following major storms. Appropriately balancing required costs and capital expenditures with customer prices will continue to challenge Mississippi Power for the foreseeable future.
During the first quarter 2018, Mississippi Power recorded charges to income of $44 million ($33 million after tax), primarily resulting from the abandonment and related closure activities for the mine and gasifier-related assets at the Kemper County energy facility. Additional closure costs for the mine and gasifier-related assets, including ash disposal, currently estimated to cost up to $50 million pre-tax (excluding salvage), are expected to be incurred during the remainder of 2018 and 2019. In addition, period costs, including, but not limited to, costs for compliance and safety, ARO accretion, and property taxes for the mine and gasifier-related assets, are estimated at $4 million for the remainder of 2018, $4 million in 2019, and $1 million annually beginning in 2020. The ultimate outcome of this matter cannot be determined at this time.
For additional information on the Kemper County energy facility, see Note 3 to the financial statements of Mississippi Power under "Kemper County Energy Facility" in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Kemper County Energy Facility" and Note (B) to the Condensed Financial Statements under "Kemper County Energy Facility" herein.
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
On February 7, 2018, Mississippi Power revised its annual projected PEP filing, requesting an increase in annual retail revenues of $26 million. On February 14, 2018, Mississippi Power submitted its 2018 ECO Plan filing, requesting an increase in annual retail revenue of $17 million. These filings include the effects of the Tax Reform Legislation. The Mississippi PSC is expected to rule on these requests in mid-2018. The ultimate outcome of these matters cannot be determined at this time.
On April 10, 2018, the Mississippi PSC stated its intent to begin an operations review process for investor-owned utilities in Mississippi and instructed its legal staff and the Mississippi Public Utilities Staff (MPUS) to prepare an order and request for proposals for a review of Mississippi Power. Mississippi Power expects that the review will include its cost recovery framework and an analysis of potential participation in a regional transmission organization. The ultimate outcome of this matter cannot be determined at this time.
See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters" herein for additional information.
In March 2018, Mississippi Power issued $300 million aggregate principal amount of Series 2018A Floating Rate Senior Notes due March 27, 2020 bearing interest based on three-month LIBOR and $300 million aggregate principal amount of Series 2018B 3.95% Senior Notes due March 30, 2028. In March 2018, Mississippi Power also entered into a $300 million short-term floating rate bank loan bearing interest based on one-month LIBOR, of which $125 million was repaid subsequent to March 31, 2018. Mississippi Power used the proceeds from these financings to repay the entire $900 million principal amount of its unsecured term loan.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net Income (Loss)

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$13	65.0
Mississippi Power's net loss after dividends on preferred stock for the first quarter 2018 was $7 million compared to $20 million for the corresponding period in 2017. The change was related to lower pre-tax charges associated with the Kemper County energy facility, partially offset by the cessation of AFUDC equity related to the Kemper County energy facility in the second quarter 2017.
See Note 3 to the financial statements of Mississippi Power under "Kemper County Energy Facility" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Kemper County Energy Facility" herein for additional information.
Retail Revenues

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$(6)	(3.0)
In the first quarter 2018, retail revenues were $194 million compared to $200 million for the corresponding period in 2017.
Details of the changes in retail revenues were as follows:

	First Quarter 2018
	(in millions)	(% change)
Retail – prior year	$200
Estimated change resulting from –
Rates and pricing	(5)	(2.5)
Sales decline	(1)	(0.5)
Weather	5	2.5
Fuel and other cost recovery	(5)	(2.5)
Retail – current year	$194	(3.0)%
Revenues associated with changes in rates and pricing decreased in the first quarter 2018 when compared to the corresponding period in 2017 primarily due to an ECO Plan rate decrease of $5 million implemented in the second quarter 2017. See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters – Environmental Compliance Overview Plan" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales decreased for the first quarter 2018 compared to the corresponding period in 2017. Weather-adjusted residential KWH sales increased 0.3% in 2018 primarily due to customer growth. Weather-adjusted commercial KWH sales decreased 0.3% primarily due to decreased customer usage related to energy efficiency, largely offset by customer growth. Industrial KWH sales increased 1.2% primarily due to increased usage by several large industrial customers.
Fuel and other cost recovery revenues decreased in the first quarter 2018 when compared to the corresponding period in 2017 primarily as a result of lower recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs,

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$1	1.6
Wholesale revenues from sales to non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of Mississippi Power's and the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company's system generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. In addition, Mississippi Power provides service under long-term contracts with rural electric cooperative associations and municipalities located in southeastern Mississippi under cost-based electric tariffs which are subject to regulation by the FERC. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "FERC Matters" of Mississippi Power in Item 7 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "FERC Matters" herein for additional information.
In the first quarter 2018, wholesale revenues from sales to non-affiliates were $63 million compared to $62 million for the corresponding period in 2017. The increase was due to a $5 million increase in revenues due to weather impacts, partially offset by a decrease of $4 million related to a refund of transmission revenues.
Wholesale Revenues – Affiliates

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$29	N/M
N/M - Not meaningful
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
In the first quarter 2018, wholesale revenues from sales to affiliates were $34 million compared to $5 million for the corresponding period in 2017. The increase was primarily due to a $16 million increase associated with higher natural gas prices and a $13 million increase in KWH sales due to dispatch of Mississippi Power's lower cost generation resources to serve the Southern Company system's territorial load. The KWH sales increase is partially related to Mississippi Power's generation outages which decreased the amount of KWH available to dispatch in 2017.
Other Revenues

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$6	N/M
N/M - Not meaningful
In the first quarter 2018, other revenues were $11 million compared to $5 million for the corresponding period in 2017. The increase was primarily due to a $5 million increase in transmission revenues.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel and Purchased Power Expenses

	First Quarter 2018 vs. First Quarter 2017
	(change in millions)	(% change)
Fuel	$20	25.6
Purchased power	1	12.5
Total fuel and purchased power expenses	$21
In the first quarter 2018, total fuel and purchased power expenses were $107 million compared to $86 million for the corresponding period in 2017. The increase was primarily due to a $20 million increase in the volume of KWHs generated and a $1 million increase in the cost of purchased power.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clause.
Details of Mississippi Power's generation and purchased power were as follows:

	First Quarter 2018	First Quarter 2017
Total generation (in millions of KWHs)	4,003	3,161
Total purchased power (in millions of KWHs)(*)	194	242
Sources of generation (percent) –
Coal	4	9
Gas	96	91
Cost of fuel, generated (in cents per net KWH) –
Coal	3.62	3.33
Gas	2.60	2.65
Average cost of fuel, generated (in cents per net KWH)	2.65	2.71
Average cost of purchased power (in cents per net KWH)(*)	4.74	3.33

(*)	Includes energy produced during the test period for the Kemper IGCC, which is accounted for in accordance with FERC guidance.
Fuel
In the first quarter 2018, total fuel expense was $98 million compared to $78 million for the corresponding period in 2017. The increase was due to a 29% increase in the volume of KWHs generated primarily as a result of higher sales.
Purchased Power
In the first quarter 2018, total purchased power expense was $9 million compared to $8 million for the corresponding period in 2017. The increase was primarily due to a $3 million, or 42.7%, increase in the average cost per KWH purchased, partially offset by a $2 million, or 19.6%, decrease in the volume of KWHs purchased as compared to 2017.
Energy purchases will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Taxes Other Than Income Taxes

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$2	7.7
In the first quarter 2018, taxes other than income taxes were $28 million compared to $26 million for the corresponding period in 2017. The increase was primarily due to higher ad valorem taxes.
The retail portion of ad valorem taxes is recoverable under Mississippi Power's ad valorem tax cost recovery clause and, therefore, does not affect net income.
Estimated Loss on Kemper IGCC

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$(64)	(59.3)
Estimated losses on the Kemper IGCC of $44 million were recorded in the first quarter 2018 resulting from the abandonment and related closure activities for the mine and gasifier-related assets as compared to $108 million for the corresponding period in 2017 related to revisions to the estimated construction costs prior to the June 2017 project suspension.
See Note 3 to the financial statements of Mississippi Power under "Kemper County Energy Facility" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Kemper County Energy Facility" herein for additional information.
Allowance for Equity Funds Used During Construction

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$(35)	(100.0)
In the first quarter 2018, AFUDC equity was immaterial compared to $35 million for the corresponding period in 2017. The decrease resulted from suspension of the Kemper IGCC construction in June 2017.
See Note 3 to the financial statements of Mississippi Power under "Kemper County Energy Facility" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Kemper County Energy Facility" herein for additional information.
Interest Expense, Net of Amounts Capitalized
In the first quarter 2018, interest expense, net of amounts capitalized was flat compared to the corresponding period in 2017 reflecting a $12 million reduction in AFUDC debt due to the Kemper IGCC project suspension in June 2017, largely offset by a $9 million decrease in interest expense as a result of a decrease in average outstanding debt and the reversal of tax reserves in 2017 and a $3 million decrease due to the completion of Kemper IGCC carrying cost amortization in 2017.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes (Benefit)

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$23	85.2
In the first quarter 2018, income tax benefit was $4 million compared to $27 million for the corresponding period in 2017. The decrease was primarily due to lower estimated losses on the Kemper IGCC, net of the related non-deductible AFUDC equity in 2018 due to the Kemper IGCC project suspension. The decrease also reflects increases resulting from higher pre-tax earnings, partially offset by the reversal of tax reserves in 2017 and the impact of the Tax Reform Legislation.
See Note (H) to the Condensed Financial Statements herein for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Mississippi Power's future earnings potential. The level of Mississippi Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Mississippi Power's business of providing electric service. These factors include Mississippi Power's ability to recover its prudently-incurred costs in a timely manner during a time of increasing costs and limited projected demand growth over the next several years. Another factor is Mississippi Power's ability to prevail against legal challenges associated with the Kemper County energy facility. Future earnings will be driven primarily by customer growth. Earnings will also depend upon maintaining and growing sales, considering, among other things, the adoption and/or penetration rates of increasingly energy-efficient technologies and increasing volumes of electronic commerce transactions, both of which could contribute to a net reduction in customer usage. Earnings are subject to a variety of other factors. These factors include weather, competition, developing new and maintaining existing energy contracts and associated load requirements with other utilities and other wholesale customers, energy conservation practiced by customers, the use of alternative energy sources by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Mississippi Power's service territory. Demand for electricity is primarily driven by the pace of economic growth that may be affected by changes in regional and global economic conditions, which may impact future earnings.
For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Mississippi Power in Item 7 of the Form 10-K.
Environmental Matters
Mississippi Power's operations are regulated by state and federal environmental agencies through a variety of laws and regulations governing air, water, land, and protection of other natural resources. Mississippi Power maintains comprehensive environmental compliance and greenhouse gas (GHG) strategies to assess upcoming requirements and compliance costs associated with these environmental laws and regulations. The costs, including capital expenditures and operations and maintenance costs, required to comply with environmental laws and regulations and to achieve stated goals may impact future unit retirement and replacement decisions, results of operations, cash flows, and financial condition. Related costs may result from the installation of additional environmental controls, closure and monitoring of CCR facilities, unit retirements, and adding or changing fuel sources for certain existing units, as well as related upgrades to the transmission system. A major portion of these costs are expected to be recovered through existing ratemaking provisions. The ultimate impact of environmental laws and regulations and the GHG goals discussed below will depend on various factors, such as state adoption and implementation of requirements, the availability and cost of any deployed control technology, and the outcome of pending and/or future legal challenges.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New or revised environmental laws and regulations could affect many areas of Mississippi Power's operations. The impact of any such changes cannot be determined at this time. Environmental compliance costs could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis or through long-term wholesale agreements. Further, increased costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively affect results of operations, cash flows, and financial condition. Additionally, many commercial and industrial customers may also be affected by existing and future environmental requirements, which for some may have the potential to ultimately affect their demand for electricity. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under "Environmental Matters" in Item 8 of the Form 10-K for additional information.
Environmental Laws and Regulations
Coal Combustion Residuals
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" of Mississippi Power in Item 7 of the Form 10-K for additional information regarding the Disposal of Coal Combustion Residuals from Electric Utilities rule (CCR Rule).
Consistent with the EPA's announced plans to reconsider certain portions of the CCR Rule, on March 15, 2018, the EPA published the first of two proposed coal ash rules it plans to finalize by no later than December 2019. The impact of any changes to the CCR Rule will depend on the content of the final rule and the outcome of any legal challenges and cannot be determined at this time.
Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Mississippi Power in Item 7 of the Form 10-K for additional information.
Through 2017, the Southern Company system has achieved an estimated GHG emission reduction of 36% since 2007. In April 2018, Southern Company established an intermediate goal of a 50% reduction in carbon emissions from 2007 levels by 2030 and a long-term goal of low- to no-carbon operations by 2050. To achieve these goals, the Southern Company system expects to continue growing its renewable energy portfolio, optimize technology advancements to modernize its transmission and distribution systems, increase the use of natural gas for generation, invest in energy efficiency, and continue research and development efforts focused on technologies to lower GHG emissions. The Southern Company system's ability to achieve these goals also will be dependent on many external factors, including supportive national energy policies, low natural gas prices, and the development, deployment, and advancement of relevant energy technologies. The ultimate outcome of this matter cannot be determined at this time.
FERC Matters
See Note 3 to the financial statements of Mississippi Power under "FERC Matters – Cooperative Energy Power Supply Agreement" in Item 8 of the Form 10-K for additional information regarding Cooperative Energy's network integration transmission service agreement (NITSA) with SCS.
On March 23, 2018, the FERC accepted the amendment to the NITSA between Cooperative Energy and SCS, effective April 1, 2018.
Retail Regulatory Matters
Mississippi Power's rates and charges for service to retail customers are subject to the regulatory oversight of the Mississippi PSC. Mississippi Power's rates are a combination of base rates under PEP and several separate cost recovery clauses for specific categories of costs. These separate cost recovery clauses address such items as fuel and purchased power, energy efficiency programs, ad valorem taxes, property damage, and the costs of compliance with

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

environmental laws and regulations. Costs not addressed through one of the specific cost recovery clauses are expected to be recovered through Mississippi Power's base rates.
On April 10, 2018, the Mississippi PSC stated its intent to begin an operations review process for investor-owned utilities in Mississippi and instructed its legal staff and the MPUS to prepare an order and request for proposals for a review of Mississippi Power. Mississippi Power expects that the review will include its cost recovery framework and an analysis of potential participation in a regional transmission organization. The ultimate outcome of this matter cannot be determined at this time.
See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters" and "Kemper County Energy Facility" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Mississippi Power" herein for additional information.
Performance Evaluation Plan
On February 7, 2018, Mississippi Power revised its annual projected PEP filing for 2018 to reflect the impacts of the Tax Reform Legislation. The revised filing requests an increase of $26 million in annual revenues, based on a performance adjusted ROE of 9.33% and an increased equity ratio of 55%. The Mississippi PSC is expected to rule on this request in mid-2018.
On March 22, 2018, Mississippi Power submitted its annual PEP lookback filing for 2017, which reflected no surcharge or refund.
The ultimate outcome of these matters cannot be determined at this time.
Environmental Compliance Overview Plan
On February 14, 2018, Mississippi Power submitted its ECO Plan filing for 2018, including the effects of the Tax Reform Legislation, which requested the maximum 2% annual increase in revenues, or approximately $17 million, primarily related to the carryforward from the prior year. Approximately $13 million of related revenue requirements in excess of the 2% maximum, along with related carrying costs, remains deferred for inclusion in the 2019 filing. The Mississippi PSC is expected to rule on this request in mid-2018. The ultimate outcome of this matter cannot be determined at this time.
Fuel Cost Recovery
At March 31, 2018, the amount of over-recovered retail fuel costs included in other regulatory liabilities, current on the condensed balance sheet was approximately $3 million compared to an approximately $6 million under-recovered balance in other accounts and notes receivable at December 31, 2017.
Ad Valorem Tax Adjustment
On March 23, 2018, Mississippi Power submitted its annual ad valorem tax adjustment factor filing for 2018, which included an annual rate increase of 0.8%, or $7 million in annual retail revenues, primarily due to increased assessments. The ultimate outcome of this matter cannot be determined at this time.
Kemper County Energy Facility
For additional information on the Kemper County energy facility, see Note 3 to the financial statements of Mississippi Power under "Kemper County Energy Facility" in Item 8 of the Form 10-K.
As the mining permit holder for the Kemper County energy facility, Liberty Fuels Company, LLC has a legal obligation to perform mine reclamation, and Mississippi Power has a contractual obligation to fund all reclamation activities. Mine reclamation began in the first quarter 2018. See Note 1 to the financial statements of Mississippi Power under "Asset Retirement Obligations and Other Costs of Removal" and "Variable Interest Entities" in Item 8 of the Form 10-K for additional information.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first quarter 2018, Mississippi Power recorded charges to income of $44 million ($33 million after tax), primarily resulting from the abandonment and related closure activities for the mine and gasifier-related assets at the Kemper County energy facility. Additional closure costs for the mine and gasifier-related assets, including ash disposal, currently estimated to cost up to $50 million pre-tax (excluding salvage), are expected to be incurred during the remainder of 2018 and 2019. In addition, period costs, including, but not limited to, costs for compliance and safety, ARO accretion, and property taxes for the mine and gasifier-related assets, are estimated at $4 million for the remainder of 2018, $4 million in 2019, and $1 million annually beginning in 2020. The ultimate outcome of this matter cannot be determined at this time.
The combined cycle and associated common facilities portions of the Kemper County energy facility were dedicated as Plant Ratcliffe on April 27, 2018.
Income Tax Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters" of Mississippi Power in Item 7 of the Form 10-K and FINANCIAL CONDITION AND LIQUIDITY – "Credit Rating Risk," Note (B) to the Condensed Financial Statements under "Regulatory Matters – Mississippi Power," and Note (H) to the Condensed Financial Statements herein for information regarding the Tax Reform Legislation and related regulatory actions.
Other Matters
Mississippi Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Mississippi Power is subject to certain claims and legal actions arising in the ordinary course of business. Mississippi Power's business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements, such as standards for air, water, land, and protection of other natural resources, has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
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
Litigation
In 2016, a complaint against Mississippi Power was filed in Harrison County Circuit Court (Circuit Court) by Biloxi Freezing & Processing Inc., Gulfside Casino Partnership, and John Carlton Dean, which was amended and refiled to include, among other things, Southern Company as a defendant. The individual plaintiff alleges that Mississippi Power and Southern Company violated the Mississippi Unfair Trade Practices Act. All plaintiffs have alleged that Mississippi Power and Southern Company concealed, falsely represented, and failed to fully disclose important facts concerning the cost and schedule of the Kemper County energy facility and that these alleged breaches have unjustly enriched Mississippi Power and Southern Company. The plaintiffs seek unspecified actual damages and punitive damages; ask the Circuit Court to appoint a receiver to oversee, operate, manage, and otherwise control all affairs relating to the Kemper County energy facility; ask the Circuit Court to revoke any licenses or certificates authorizing Mississippi Power or Southern Company to engage in any business related to the Kemper County energy facility in Mississippi; and seek attorney's fees, costs, and interest. The plaintiffs also seek an injunction to prevent any Kemper County energy facility costs from being charged to customers through electric rates. In June 2017, the Circuit Court ruled in favor of motions by Southern Company and Mississippi Power and dismissed the

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

case. In July 2017, the plaintiffs filed notice of an appeal. Mississippi Power believes this legal challenge has no merit; however, an adverse outcome in this proceeding could have a material impact on Mississippi Power's results of operations, financial condition, and liquidity. Mississippi Power intends to vigorously defend itself in this matter and the ultimate outcome of this matter cannot be determined at this time.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Mississippi Power prepares its financial statements in accordance with GAAP. Significant accounting policies are described in Note 1 to the financial statements of Mississippi Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Mississippi Power's results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates" of Mississippi Power in Item 7 of the Form 10-K for a complete discussion of Mississippi Power's critical accounting policies and estimates.
Kemper County Energy Facility Closure Costs
During the first quarter 2018, Mississippi Power recorded charges to income of $44 million ($33 million after tax), primarily resulting from the abandonment and related closure activities for the mine and gasifier-related assets at the Kemper County energy facility. Additional closure costs for the mine and gasifier-related assets, including ash disposal, currently estimated to cost up to $50 million pre-tax (excluding salvage), are expected to be incurred during the remainder of 2018 and 2019. In addition, period costs, including, but not limited to, costs for compliance and safety, ARO accretion, and property taxes for the mine and gasifier-related assets, are estimated at $4 million for the remainder of 2018, $4 million in 2019, and $1 million annually beginning in 2020. The ultimate outcome of this matter cannot be determined at this time.
See Note 3 to the financial statements of Mississippi Power under "Kemper County Energy Facility" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Kemper County Energy Facility" herein for additional information.
Recently Issued Accounting Standards
See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Recently Issued Accounting Standards" of Mississippi Power in Item 7 of the Form 10-K for additional information regarding ASU No. 2016-02, Leases (Topic 842). See Note (A) to the Condensed Financial Statements herein for information regarding Mississippi Power's recently adopted accounting standards.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Mississippi Power in Item 7 of the Form 10-K for additional information.
Mississippi Power's cash requirements primarily consist of funding ongoing operations, capital expenditures, and debt maturities. Capital expenditures and other investing activities include investments to maintain existing generation facilities, to comply with environmental regulations including adding environmental modifications to certain existing generating units, to expand and improve transmission and distribution facilities, and for restoration following major storms.
In March 2018, Mississippi Power issued $300 million aggregate principal amount of Series 2018A Floating Rate Senior Notes due March 27, 2020 bearing interest based on three-month LIBOR and $300 million aggregate principal amount of Series 2018B 3.95% Senior Notes due March 30, 2028. In March 2018, Mississippi Power also

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

entered into a $300 million short-term floating rate bank loan bearing interest based on one-month LIBOR, of which $125 million was repaid subsequent to March 31, 2018. Mississippi Power used the proceeds from these financings to repay the entire $900 million principal amount of its unsecured term loan.
Net cash used for operating activities totaled $62 million for the first three months of 2018, an increase of $22 million as compared to the corresponding period in 2017. The increase in cash used for operating activities is primarily due to the timing of collections of receivables and payments of taxes other than income taxes, partially offset by a decrease in income taxes related to the Kemper County energy facility and the Tax Reform Legislation. Net cash used for investing activities totaled $52 million for the first three months of 2018 primarily due to gross property additions related to steam production, distribution, and transmission. Net cash used for financing activities totaled $9 million for the first three months of 2018 primarily due to redemptions of long-term debt, offset by the issuance of senior notes and short-term borrowings. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first three months of 2018 include increases of $470 million in long-term debt primarily due to the issuance of senior notes and $296 million in notes payable primarily due to the issuance of a short-term bank loan. Other significant changes include an increase of $140 million in income taxes receivable and a decrease of $149 million in accumulated deferred income taxes, primarily due to tax refunds expected in 2018, as well as a decrease of $775 million in securities due within one year due to the repayment of a $900 million unsecured term loan.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power's capital requirements and contractual obligations. Approximately $125 million will be required through March 31, 2019 to fund maturities of long-term debt and $300 million will be required to fund maturities of short-term debt. In addition, Mississippi Power has $40 million of tax-exempt variable rate demand obligations that are supported by short-term credit facilities and $50 million of index rate revenue bonds that are required to be remarketed over the next 12 months. See "Sources of Capital" herein for additional information.
The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; storm impacts; changes in environmental laws and regulations; the outcome of any legal challenges to environmental rules; changes in generating plants, including unit retirements and replacements and adding or changing fuel sources at existing electric generating units, to meet regulatory requirements; changes in FERC rules and regulations; Mississippi PSC approvals; changes in the expected environmental compliance program; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
Sources of Capital
Mississippi Power plans to obtain the funds required for construction and other purposes from operating cash flows, lines of credit, bank term loans, external security issuances, commercial paper (to the extent it is eligible to participate), monetization of income tax deductions associated with the abandonment of the gasifier portion of the Kemper County energy facility, and equity contributions from Southern Company. The amount, type, and timing of future financings will depend upon regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" in Item 7 of the Form 10-K for additional information.
As of March 31, 2018, Mississippi Power's current liabilities exceeded current assets by approximately $291 million as a result of $425 million of debt maturities. Mississippi Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 2018, Mississippi Power had approximately $125 million of cash and cash equivalents. Committed credit arrangements with banks at March 31, 2018 were as follows:

Expires			Executable Term Loans		Expires Within One Year
2018	Total	Unused	One Year	Two Years	Term Out	No Term Out
(in millions)
$100	$100	$100	$—	$—	$—	$100
See Note 6 to the financial statements of Mississippi Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
All of these bank credit arrangements, as well as Mississippi Power's term loan agreement, contain covenants that limit debt levels and contain cross acceleration to other indebtedness (including guarantee obligations) of Mississippi Power. Such cross-acceleration provisions to other indebtedness would trigger an event of default if Mississippi Power defaulted on indebtedness, the payment of which was then accelerated. At March 31, 2018, Mississippi Power was in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowing.
Subject to applicable market conditions, Mississippi Power expects to seek to renew or replace its credit arrangements as needed, prior to expiration. In connection therewith, Mississippi Power may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
A portion of the $100 million unused credit arrangements with banks is allocated to provide liquidity support to Mississippi Power's revenue bonds. The amount of variable rate revenue bonds outstanding requiring liquidity support as of March 31, 2018 was approximately $40 million. In addition, at March 31, 2018, Mississippi Power had approximately $50 million of index rate revenue bonds outstanding that were required to be remarketed within the next 12 months.
Short-term borrowings are included in notes payable in the balance sheets. Details of short-term borrowings were as follows:

	Short-term Debt at March 31, 2018		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Short-term bank debt	$300	3.6%	$10	3.6%	$300

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended March 31, 2018.
Credit Rating Risk
At March 31, 2018, Mississippi Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
In October 2017, Mississippi Power executed agreements with its largest retail customer, Chevron, to continue providing retail service to the Chevron refinery in Pascagoula, Mississippi through 2038. The agreements grant Chevron a security interest in the co-generation assets, with a net book value of approximately $92 million, located at the refinery that is exercisable upon the occurrence of (i) certain bankruptcy events or (ii) other events of default

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

coupled with specific reductions in steam output at the facility and a downgrade of Mississippi Power's credit rating to below investment grade by two of the three rating agencies.
There are certain contracts that have required or could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and/or Baa2 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, energy price risk management, and transmission. At March 31, 2018, the maximum potential collateral requirements at a rating below BBB- and/or Baa3 equaled approximately $198 million.
Included in these amounts are certain agreements that could require collateral in the event that Alabama Power or Georgia Power has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, a credit rating downgrade could impact the ability of Mississippi Power to access capital markets, or at a minimum the cost at which it does so.
On February 26, 2018, Moody's revised its rating outlook for Mississippi Power from stable to positive.
On March 14, 2018, S&P upgraded the senior unsecured long-term debt rating of Mississippi Power to A- from BBB+ with a negative outlook.
While it is unclear how the credit rating agencies, the FERC, and the Mississippi PSC may respond to the Tax Reform Legislation, certain financial metrics, such as the funds from operations to debt percentage, used by the credit rating agencies to assess Southern Company and its subsidiaries, including Mississippi Power, may be negatively impacted. To help mitigate the resulting impacts, Mississippi Power has proposed to increase its equity ratio to 55%. See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Mississippi Power" herein for additional information.
Financing Activities
In March 2018, Mississippi Power issued $300 million aggregate principal amount of Series 2018A Floating Rate Senior Notes due March 27, 2020 bearing interest based on three-month LIBOR and $300 million aggregate principal amount of Series 2018B 3.95% Senior Notes due March 30, 2028. In March 2018, Mississippi Power also entered into a $300 million short-term floating rate bank loan bearing interest based on one-month LIBOR, of which $125 million was repaid subsequent to March 31, 2018. Mississippi Power used the proceeds from these financings to repay the entire $900 million principal amount of its unsecured term loan.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Mississippi Power plans, when economically feasible, to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN POWER COMPANY
AND SUBSIDIARY COMPANIES

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$424	$347
Wholesale revenues, affiliates	83	100
Other revenues	2	3
Total operating revenues	509	450
Operating Expenses:
Fuel	169	132
Purchased power	61	30
Other operations and maintenance	93	92
Depreciation and amortization	114	119
Taxes other than income taxes	12	12
Total operating expenses	449	385
Operating Income	60	65
Other Income and (Expense):
Interest expense, net of amounts capitalized	(47)	(50)
Other income (expense), net	3	(1)
Total other income and (expense)	(44)	(51)
Earnings Before Income Taxes	16	14
Income taxes (benefit)	(99)	(52)
Net Income	115	66
Net loss attributable to noncontrolling interests	(6)	(4)
Net Income Attributable to Southern Power	$121	$70
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Net Income	$115	$66
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $16 and $(4), respectively	48	(8)
Reclassification adjustment for amounts included in net income, net of tax of $(8) and $(3), respectively	(24)	(4)
Total other comprehensive income (loss)	24	(12)
Comprehensive Income	139	54
Comprehensive loss attributable to noncontrolling interests	(6)	(4)
Comprehensive Income Attributable to Southern Power	$145	$58
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Operating Activities:
Net income	$115	$66
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	122	127
Deferred income taxes	(50)	36
Amortization of investment tax credits	(14)	(14)
Deferred revenues	(14)	(27)
Other, net	15	5
Changes in certain current assets and liabilities —
-Receivables	48	(7)
-Prepaid income taxes	(32)	(21)
-Other current assets	5	(6)
-Accounts payable	(43)	(38)
-Accrued taxes	9	(40)
-Other current liabilities	(12)	15
Net cash provided from operating activities	149	96
Investing Activities:
Business acquisitions	(46)	(1,004)
Property additions	(121)	(69)
Change in construction payables	25	(125)
Payments pursuant to LTSAs	(18)	(31)
Other investing activities	7	(2)
Net cash used for investing activities	(153)	(1,231)
Financing Activities:
Increase in notes payable, net	29	171
Distributions to noncontrolling interests	(13)	(18)
Capital contributions from noncontrolling interests	8	71
Payment of common stock dividends	(78)	(79)
Other financing activities	—	(12)
Net cash provided from (used for) financing activities	(54)	133
Net Change in Cash, Cash Equivalents, and Restricted Cash	(58)	(1,002)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	140	1,112
Cash, Cash Equivalents, and Restricted Cash at End of Period	$82	$110
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $5 and $2 capitalized for 2018 and 2017, respectively)	$29	$28
Income taxes, net	(39)	(1)
Noncash transactions — Accrued property additions at end of period	57	53
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2018	At December 31, 2017
	(in millions)
Current Assets:
Cash and cash equivalents	$82	$129
Receivables —
Customer accounts receivable	126	117
Affiliated	28	50
Other	69	98
Materials and supplies	218	278
Prepaid income taxes	82	50
Other current assets	35	36
Total current assets	640	758
Property, Plant, and Equipment:
In service	13,803	13,755
Less: Accumulated provision for depreciation	1,989	1,910
Plant in service, net of depreciation	11,814	11,845
Construction work in progress	634	511
Total property, plant, and equipment	12,448	12,356
Other Property and Investments:
Intangible assets, net of amortization of $54 and $47 at March 31, 2018 and December 31, 2017, respectively	404	411
Total other property and investments	404	411
Deferred Charges and Other Assets:
Prepaid LTSAs	103	118
Accumulated deferred income taxes	911	925
Income taxes receivable, non-current	76	72
Other deferred charges and assets	600	566
Total deferred charges and other assets	1,690	1,681
Total Assets	$15,182	$15,206
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At March 31, 2018	At December 31, 2017
	(in millions)
Current Liabilities:
Securities due within one year	$770	$770
Notes payable	134	105
Accounts payable —
Affiliated	56	102
Other	130	103
Other current liabilities	145	152
Total current liabilities	1,235	1,232
Long-term Debt	5,108	5,071
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	142	199
Accumulated deferred ITCs	1,872	1,884
Other deferred credits and liabilities	267	322
Total deferred credits and other liabilities	2,281	2,405
Total Liabilities	8,624	8,708
Common Stockholder's Equity:
Common stock, par value $0.01 per share —
Authorized — 1,000,000 shares
Outstanding — 1,000 shares	—	—
Paid-in capital	3,663	3,662
Retained earnings	1,519	1,478
Accumulated other comprehensive income (loss)	27	(2)
Total common stockholder's equity	5,209	5,138
Noncontrolling interests	1,349	1,360
Total stockholders' equity	6,558	6,498
Total Liabilities and Stockholders' Equity	$15,182	$15,206
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2018 vs. FIRST QUARTER 2017

OVERVIEW
Southern Power develops, constructs, acquires, owns, and manages power generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. Southern Power continually seeks opportunities to execute its strategy to create value through various transactions including acquisitions and sales of assets, development and construction of new generating facilities, and entry into PPAs primarily with investor-owned utilities, independent power producers, municipalities, electric cooperatives, and other load-serving entities, as well as commercial and industrial customers. In general, Southern Power has committed to the construction or acquisition of new generating capacity only after entering into or assuming long-term PPAs for the new facilities.
During the three months ended March 31, 2018, Southern Power acquired and completed construction of the 20-MW Gaskell West 1 solar project and continued construction of the Cactus Flats wind facility and the expansion of the 345-MW Mankato natural gas facility. See FUTURE EARNINGS POTENTIAL – "Acquisitions" and "Construction Projects" herein for additional information.
Southern Power is pursuing the sale of a 33% equity interest in a newly-formed holding company owning substantially all of Southern Power's solar facilities, including certain subsidiaries owned in partnership with various third parties. If successful, the sale is expected to close in mid-2018. The ultimate outcome of this matter cannot be determined at this time.
At March 31, 2018, Southern Power had an average investment coverage ratio of 92% through 2022 and 90% through 2027, with an average remaining contract duration of approximately 15 years. These ratios include the PPAs and capacity associated with facilities currently under construction and acquisitions discussed herein. See FUTURE EARNINGS POTENTIAL – "Power Sales Agreements" herein for additional information.
See FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" herein for information regarding Southern Power's revised capital expenditure forecasts for 2018 through 2022.
Southern Power continues to focus on several key performance indicators, including, but not limited to, peak season equivalent forced outage rate, contract availability, and net income.
RESULTS OF OPERATIONS
Net Income Attributable to Southern Power

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$51	72.9
Net income attributable to Southern Power for the first quarter 2018 was $121 million compared to $70 million for the corresponding period in 2017. The increase was primarily due to net state income tax benefits arising from a reorganization of Southern Power's legal entities that own and operate its solar facilities.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Revenues

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$59	13.1
Total operating revenues include PPA capacity revenues, which are derived primarily from long-term contracts involving natural gas and biomass generating facilities, and PPA energy revenues from Southern Power's generation facilities. To the extent Southern Power has capacity not contracted under a PPA, it may sell power into the wholesale market and, to the extent the generation assets are part of the IIC, as approved by the FERC, it may sell power into the power pool.
Natural Gas and Biomass Capacity and Energy Revenue
Capacity revenues generally represent the greatest contribution to net income and are designed to provide recovery of fixed costs plus a return on investment.
Energy is generally sold at variable cost or is indexed to published natural gas indices. Energy revenues will vary depending on the energy demand of Southern Power's customers and their generation capacity, as well as the market prices of wholesale energy compared to the cost of Southern Power's energy. Energy revenues also include fees for support services, fuel storage, and unit start charges. Increases and decreases in energy revenues under PPAs that are driven by fuel or purchased power prices are accompanied by an increase or decrease in fuel and purchased power costs and do not have a significant impact on net income.
Solar and Wind Energy Revenue
Southern Power's energy sales from solar and wind generating facilities are predominantly through long-term PPAs that do not have a capacity charge. Customers either purchase the energy output of a dedicated renewable facility through an energy charge or pay a fixed price related to the energy sold to the grid. As a result, Southern Power's ability to recover fixed and variable operations and maintenance expenses is dependent upon the level of energy generated from these facilities, which can be impacted by weather conditions, equipment performance, transmission constraints, and other factors.
See FUTURE EARNINGS POTENTIAL – "Power Sales Agreements" herein for additional information regarding Southern Power's PPAs.
Details of Southern Power's operating revenues were as follows:

	First Quarter 2018	First Quarter 2017
	(in millions)
PPA capacity revenues	$138	$148
PPA energy revenues	254	198
Total PPA revenues	392	346
Non-PPA revenues	115	101
Other revenues	2	3
Total operating revenues	$509	$450

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the first quarter 2018, total operating revenues were $509 million, reflecting a $59 million, or 13%, increase from the corresponding period in 2017. The increase in operating revenues was primarily due to the following:

•	PPA capacity revenues decreased $10 million, or 7%, primarily due to the contractual expiration of an affiliate natural gas PPA.

•
PPA energy revenues increased $56 million, or 28%, primarily due to $33 million in increased fuel costs that are contractually recovered through existing PPAs as well as an $18 million increase arising from new natural gas PPAs from existing facilities.

•	Non-PPA revenues increased $14 million, or 14%, primarily due to an increase in the volume of KWHs sold from uncovered natural gas capacity through short-term sales.
Fuel and Purchased Power Expenses
Fuel costs constitute one of the largest expenses for Southern Power. In addition, Southern Power purchases a portion of its electricity needs from the wholesale market including the power pool. Details of Southern Power's generation and purchased power were as follows:

	First Quarter 2018	First Quarter 2017
	(in billions of KWHs)
Generation	9.8	9.7
Purchased power	0.9	0.9
Total generation and purchased power	10.7	10.6

Total generation and purchased power, excluding solar, wind, and tolling agreements	6.7	4.9
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
Details of Southern Power's fuel and purchased power expenses were as follows:

	First Quarter 2018 vs. First Quarter 2017
	(change in millions)	(% change)
Fuel	$37	28.0
Purchased power	31	N/M
Total fuel and purchased power expenses	$68
N/M - Not meaningful
In the first quarter 2018, total fuel and purchased power expenses increased $68 million, or 42%, compared to the corresponding period in 2017. Fuel expense increased $37 million primarily due to a $60 million increase in the volume of KWHs generated, excluding solar, wind, and tolling agreements, partially offset by a $23 million

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

decrease in the average cost of natural gas per KWH generated. Purchased power expense increased $31 million primarily due to an increase in the average cost of purchased power.
Other Income (Expense), Net

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$4	N/M
N/M - Not meaningful
In the first quarter 2018, other income was $3 million compared to other expense of $1 million for the corresponding period in 2017. The change includes a $19 million increase in currency losses arising from translation of €1.1 billion euro-denominated fixed-rate notes into U.S. dollars, fully offset by an equal amount from the foreign currency hedges reclassified from accumulated OCI into earnings. See Note (I) to the Condensed Financial Statements herein for additional information.
Income Taxes (Benefit)

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$(47)	(90.4)
In the first quarter 2018, income tax benefit was $99 million compared to $52 million for the corresponding period in 2017. The increase was primarily due to income tax benefits arising from a reorganization of Southern Power's legal entities that own and operate substantially all of its solar facilities related to certain changes in state apportionment rates.
See FUTURE EARNINGS POTENTIAL – "Income Tax Matters – Legal Entity Reorganization" and Note (H) to the Condensed Financial Statements herein for additional information.
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
Southern Power is pursuing the sale of a 33% equity interest in a newly-formed holding company owning substantially all of the solar facilities, including certain subsidiaries owned in partnership with various third parties. If successful, the sale is expected to close in mid-2018. The ultimate outcome of this matter cannot be determined at this time.
Demand for electricity is primarily driven by the pace of economic growth that may be affected by changes in regional and global economic conditions, as well as renewable portfolio standards, which may impact future earnings. Other factors that could influence future earnings include weather, transmission constraints, cost of generation from units within the power pool, and operational limitations. For additional information relating to these factors, see RISK FACTORS in Item 1A and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Southern Power in Item 7 of the Form 10-K.

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
At March 31, 2018, Southern Power's average investment coverage ratio for its generating assets, based on the ratio of investment under contract to total investment using the respective generation facilities' net book value (or expected in-service value for facilities under construction) as the investment amount, was 92% through 2022 and 90% through 2027, with an average remaining contract duration of approximately 15 years.
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
Acquisitions
During the three months ended March 31, 2018, one of Southern Power's wholly-owned subsidiaries acquired and completed construction of the Gaskell West 1 solar facility. Acquisition-related costs were expensed as incurred and were not material. See Note (J) to the Condensed Financial Statements under "Southern Power" herein and MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Power in Item 7 of the Form 10-K for additional information.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Percentage Ownership		Actual COD	PPA Counterparties	PPA Contract Period
Gaskell West 1	Solar	20	Kern County, CA	100% of Class B	(*)	March 2018	Southern California Edison	20 years

(*)	Southern Power owns 100% of the class B membership interests under a tax equity partnership agreement.
The Gaskell West 1 facility did not have operating revenues or activities prior to completion of construction and the assets being placed in service during March 2018.
Construction Projects
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Acquisitions" and "Construction Projects" of Southern Power in Item 7 of the Form 10-K and FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" herein for additional information.
Construction Projects Completed and in Progress
During the three months ended March 31, 2018, Southern Power continued construction of the projects set forth in the table below. Total aggregate construction costs, excluding the acquisition costs, are expected to be between $370 million and $415 million for the Mankato and Cactus Flats facilities. At March 31, 2018, construction costs included in CWIP related to these projects totaled $273 million. The ultimate outcome of these matters cannot be determined at this time.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Expected COD	PPA Counterparties	PPA Contract Period
Projects Under Construction as of March 31, 2018
Cactus Flats(*)	Wind	148	Concho County, TX	Third quarter 2018	General Motors, LLC and General Mills Operations, LLC	12 years and 15 years
Mankato	Natural Gas	345	Mankato, MN	Second quarter 2019	Northern States Power Company	20 years

(*)
In July 2017, Southern Power purchased 100% of the Cactus Flats facility and commenced construction. Upon placing the facility in service, Southern Power expects to close on a tax equity partnership agreement, subject to various customary conditions at closing, and will then own 100% of the class B membership interests.

Development Projects
During 2017, as part of its renewable development strategy, Southern Power purchased wind turbine equipment from Siemens Gamesa Renewable Energy Inc. and Vestas-American Wind Technology, Inc. to be used for various development and construction projects. Any wind projects reaching commercial operation by 2021 are expected to qualify for 80% PTCs.
During 2016, Southern Power entered into a joint development agreement with Renewable Energy Systems Americas, Inc. to develop and construct wind projects. In addition, in 2016, Southern Power purchased wind turbine equipment from Siemens Wind Power, Inc. and Vestas-American Wind Technology, Inc. to be used for construction of the facilities. Any wind projects reaching commercial operation by 2020 are expected to qualify for 100% PTCs.
The ultimate outcome of these matters cannot be determined at this time.
Income Tax Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters" of Southern Power in Item 7 of the Form 10-K and FINANCIAL CONDITION AND LIQUIDITY – "Credit Rating Risk" and Note (H) to the Condensed Financial Statements herein for information regarding the Tax Reform Legislation.
Legal Entity Reorganization
In March 2018, Southern Power substantially completed a legal entity reorganization of various direct and indirect subsidiaries that own and operate substantially all of the solar facilities, including certain subsidiaries owned in partnership with various third parties. The reorganization resulted in net state tax benefits related to certain changes in apportionment rates totaling approximately $50 million, which were recorded in the first quarter 2018. In April 2018, Southern Power completed the final stage of the reorganization resulting in additional net state tax benefits of approximately $4 million. Southern Power is pursuing the sale of a 33% equity interest in the newly-formed holding company owning these solar facilities. If successful, the sale is expected to close in mid-2018. The ultimate outcome of this matter cannot be determined at this time.
Other Matters
Southern Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Southern Power is subject to certain claims and legal actions arising in the ordinary course of business. Southern Power's business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements, such as standards for air, water, land, and protection of other natural resources, has occurred throughout the U.S. This litigation has included claims for damages alleged to have been

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

caused by CO2 and other emissions and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
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
During 2015, Southern Power indirectly acquired a 51% membership interest in RE Roserock LLC (Roserock), the owner of the Roserock facility in Pecos County, Texas, which was under construction by Recurrent Energy, LLC and was subsequently placed in service in November 2016. Prior to placing the facility in service, certain solar panels were damaged during installation. While the facility currently is generating energy consistent with operational expectations and PPA obligations, Southern Power is pursuing remedies under its insurance policies and other contracts to repair or replace these solar panels. In connection therewith, Southern Power is withholding payments of approximately $26 million from the construction contractor, who has placed a lien on the Roserock facility for the same amount. In May 2017, Roserock filed a lawsuit in the state district court in Pecos County, Texas, against XL Insurance America, Inc. (XL) and North American Elite Insurance Company (North American Elite) seeking recovery from an insurance policy for damages resulting from a hail storm and certain installation practices by the construction contractor, McCarthy Building Companies, Inc. (McCarthy). Also in May 2017, Roserock filed a separate lawsuit against McCarthy in the state district court in Travis County, Texas alleging breach of contract and breach of warranty for the damages sustained at the Roserock facility, which has since been moved to the U.S. District Court for the Western District of Texas. Additionally in May 2017, McCarthy filed a counter lawsuit against Roserock, Array Technologies, Inc., Canadian Solar (USA), Inc., XL, and North American Elite in the U.S. District Court for the Western District of Texas alleging, among other things, breach of contract, and requesting foreclosure of mechanic's liens against Roserock. In July 2017, the U.S. District Court for the Western District of Texas consolidated the two pending lawsuits. In December 2017, the U.S. District Court for the Western District of Texas dismissed McCarthy's claims against Canadian Solar (USA), Inc. and dismissed cross-claims that XL and North American Elite had sought to bring against Roserock. Southern Power intends to vigorously pursue and defend these matters, the ultimate outcome of which cannot be determined at this time.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Southern Power prepares its consolidated financial statements in accordance with GAAP. Significant accounting policies are described in Note 1 to the financial statements of Southern Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Power's results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates" of Southern Power in Item 7 of the Form 10-K for a complete discussion of Southern Power's critical accounting policies and estimates.
Recently Issued Accounting Standards
See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Recently Issued Accounting Standards" of Southern Power in Item 7 of the Form 10-K for additional information regarding ASU No. 2016-02, Leases (Topic 842). See Note (A) to the Condensed Financial Statements herein for information regarding Southern Power's recently adopted accounting standards.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Southern Power in Item 7 of the Form 10-K for additional information. Southern Power's financial condition remained stable at March 31, 2018. Southern Power intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements as needed to meet future capital and liquidity needs. See "Sources of Capital" herein for additional information on lines of credit.
Southern Power also utilizes third-party tax equity partnerships as one of the financing sources to fund its renewable growth strategy where the tax partner takes significantly all of the federal tax benefits. These tax equity partnerships are consolidated in Southern Power's financial statements using a hypothetical liquidation at book value (HLBV) methodology to allocate partnership gains and losses to Southern Power. Southern Power has secured third-party tax equity funding for the Gaskell West 1 project. See Note (A) to the Condensed Financial Statements under "Hypothetical Liquidation at Book Value" herein for additional information on the HLBV methodology.
In addition, Southern Power is pursuing the sale of a 33% equity interest in a newly-formed holding company owning substantially all of Southern Power's solar facilities, including certain subsidiaries owned in partnership with various third parties. If successful, the sale is expected to close in mid-2018. Proceeds from the sale may be used for debt redemptions, common stock dividends, working capital, and general corporate purposes as well as to support Southern Power's continuing growth strategy.
Net cash provided from operating activities totaled $149 million for the first three months of 2018 compared to $96 million for the first three months of 2017. The increase in net cash provided from operating activities was primarily due to income tax refunds received and an increase in energy revenues. See FUTURE EARNINGS POTENTIAL – "Income Tax Matters – Bonus Depreciation" of Southern Power in Item 7 of the Form 10-K for additional information. Net cash used for investing activities totaled $153 million for the first three months of 2018 primarily due to the construction of generating facilities and payments for renewable acquisitions. Net cash used for financing activities totaled $54 million for the first three months of 2018 primarily due to a common stock dividend payment and distributions to noncontrolling interests, partially offset by a net increase in notes payable. Cash flows from financing activities may vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first three months of 2018 include a $123 million increase in CWIP primarily due to the construction of the Cactus Flats wind facility and the Mankato natural gas expansion project, a $57 million decrease in accumulated deferred income taxes primarily due to a legal entity reorganization, and a $48 million increase in property, plant, and equipment in-service primarily related to the Gaskell West 1 project.
See FUTURE EARNINGS POTENTIAL – "Acquisitions," "Construction Projects," and "Income Tax Matters – Legal Entity Reorganization" herein for additional information.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Power in Item 7 of the Form 10-K for a description of Southern Power's capital requirements and contractual obligations. Approximately $770 million will be required to repay maturities of long-term debt through March 31, 2019.
Southern Power's construction program includes estimates for potential plant acquisitions and placeholder growth, new construction and development, capital improvements, and work to be performed under LTSAs and is subject to periodic review and revision. Post-tax reform, planned expenditures for plant acquisitions and placeholder growth are now expected to average approximately $0.5 billion per year for 2018 through 2022 and may vary materially due to market opportunities and Southern Power's ability to execute its growth strategy. Southern Power's capital expenditures for committed construction, capital improvements, and work to be performed under LTSAs remain unchanged and total approximately $0.9 billion for the five years ending 2022. Actual construction costs may vary

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

from these estimates because of numerous factors such as: changes in business conditions; changes in the expected environmental compliance program; changes in environmental laws and regulations; the outcome of any legal challenges to environmental rules; changes in FERC rules and regulations; changes in load projections; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital. See FUTURE EARNINGS POTENTIAL – "Acquisitions" and "Construction Projects" herein for additional information.
Sources of Capital
Southern Power plans to obtain the funds required for acquisitions, construction, development, debt maturities, and other purposes from operating cash flows, external securities issuances, borrowings from financial institutions, tax equity partnership contributions, and equity contributions from Southern Company. Southern Power also plans to utilize funds resulting from any potential sale of a 33% equity interest in substantially all of its solar asset portfolio, if completed. However, the amount, type, and timing of any future financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" of Southern Power in Item 7 of the Form 10-K for additional information.
As of March 31, 2018, Southern Power's current liabilities exceeded current assets by $595 million due to long-term debt maturing in the next 12 months, the use of short-term debt as a funding source, and fluctuations in cash needs, due to both seasonality and the stage of acquisitions and construction projects. Southern Power believes the need for working capital can be adequately met by utilizing the commercial paper program, the Facility (as defined below), bank term loans, the debt capital markets, and operating cash flows.
As of March 31, 2018, Southern Power had cash and cash equivalents of approximately $82 million.
Southern Power's commercial paper program is used to finance acquisition and construction costs related to electric generating facilities, for general corporate purposes, and to finance maturing debt. Commercial paper is included in notes payable on the condensed consolidated balance sheets.
Details of short-term borrowings were as follows:

	Short-term Debt at March 31, 2018		Short-term Debt During the Period (*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$134	2.4%	$83	2.0%	$145

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended March 31, 2018.
At March 31, 2018, Southern Power had a committed credit facility (Facility) of $750 million, of which $22 million has been used for letters of credit and $728 million remains unused. The Facility expires in 2022. Proceeds from the Facility may be used for working capital and general corporate purposes as well as liquidity support for Southern Power's commercial paper program. Subject to applicable market conditions, Southern Power expects to renew or replace the Facility, as needed, prior to expiration. In connection therewith, Southern Power may extend the maturity date and/or increase or decrease the lending commitment thereunder. See Note 6 to the financial statements of Southern Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
The Facility, as well as Southern Power's term loan agreements, contains a covenant that limits the ratio of debt to capitalization (as defined in the Facility) to a maximum of 65% and contains a cross-default provision that is restricted only to indebtedness of Southern Power. For purposes of this definition, debt excludes any project debt incurred by certain subsidiaries of Southern Power to the extent such debt is non-recourse to Southern Power, and

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

capitalization excludes the capital stock or other equity attributable to such subsidiary. Southern Power is currently in compliance with all covenants in the Facility.
Southern Power also has a $120 million continuing letter of credit facility expiring in 2019 for standby letters of credit. At March 31, 2018, $99 million has been used for letters of credit, primarily as credit support for PPA requirements, and $21 million remains unused.
In addition, at March 31, 2018, Southern Power had $103 million of cash collateral posted related to PPA requirements.
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
The maximum potential collateral requirements under these contracts at March 31, 2018 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and/or Baa2	$37
At BBB- and/or Baa3	$372
At BB+ and/or Ba1(*)	$959

(*)	Any additional credit rating downgrades at or below BB- and/or Ba3 could increase collateral requirements up to an additional $38 million.
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
While it is unclear how the credit rating agencies may respond to the Tax Reform Legislation, certain financial metrics, such as the funds from operations to debt percentage, used by the credit rating agencies to assess Southern Company and its subsidiaries, including Southern Power, may be negatively impacted. Absent actions by Southern Power to mitigate the resulting impacts, which, among other alternatives, could include adjusting Southern Power's capital structure, Southern Power's credit ratings could be negatively affected.
Financing Activities
Southern Power did not issue or redeem any securities during the three months ended March 31, 2018. However, Southern Power received $5 million of third-party tax equity during the three months ended March 31, 2018 related to the Gaskell West 1 solar facility.

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

SOUTHERN COMPANY GAS
AND SUBSIDIARY COMPANIES

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $51 and $48, respectively)	$1,631	$1,521
Alternative revenue programs	(24)	9
Other revenues	32	30
Total operating revenues	1,639	1,560
Operating Expenses:
Cost of natural gas	720	719
Cost of other sales	7	7
Other operations and maintenance	276	255
Depreciation and amortization	129	120
Taxes other than income taxes	77	70
Goodwill impairment	42	—
Total operating expenses	1,251	1,171
Operating Income	388	389
Other Income and (Expense):
Earnings from equity method investments	42	39
Interest expense, net of amounts capitalized	(59)	(46)
Other income (expense), net	12	7
Total other income and (expense)	(5)	—
Earnings Before Income Taxes	383	389
Income taxes	104	150
Net Income	$279	$239
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Net Income	$279	$239
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $- and $(1), respectively	1	(1)
Reclassification adjustment for amounts included in net income, net of tax of $1 and $-, respectively	2	—
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $- and $(1), respectively	(1)	(1)
Total other comprehensive income (loss)	2	(2)
Comprehensive Income	$281	$237
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Operating Activities:
Net income	$279	$239
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	129	120
Deferred income taxes	47	46
Mark-to-market adjustments	(59)	(82)
Goodwill impairment	42	—
Other, net	(2)	26
Changes in certain current assets and liabilities —
-Receivables	175	115
-Natural gas for sale, net of temporary LIFO liquidation	413	411
-Prepaid income taxes	21	24
-Other current assets	14	19
-Accounts payable	(119)	(216)
-Accrued taxes	28	19
-Accrued compensation	(38)	(14)
-Other current liabilities	48	49
Net cash provided from operating activities	978	756
Investing Activities:
Property additions	(268)	(301)
Cost of removal, net of salvage	(14)	(11)
Change in construction payables, net	(46)	(12)
Investment in unconsolidated subsidiaries	(29)	(81)
Other investing activities	(4)	2
Net cash used for investing activities	(361)	(403)
Financing Activities:
Decrease in notes payable, net	(483)	(234)
Payment of common stock dividends	(118)	(111)
Other financing activities	6	1
Net cash used for financing activities	(595)	(344)
Net Change in Cash, Cash Equivalents, and Restricted Cash	22	9
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	78	24
Cash, Cash Equivalents, and Restricted Cash at End of Period	$100	$33
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $1 and $3 capitalized for 2018 and 2017, respectively)	$52	$41
Noncash transactions — Accrued property additions at end of period	89	53
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2018	At December 31, 2017
	(in millions)
Current Assets:
Cash and cash equivalents	$94	$73
Receivables —
Energy marketing receivables	448	607
Customer accounts receivable	509	400
Unbilled revenues	210	285
Other accounts and notes receivable	51	103
Accumulated provision for uncollectible accounts	(36)	(28)
Natural gas for sale	235	595
Prepaid expenses	66	53
Assets from risk management activities, net of collateral	145	135
Other regulatory assets, current	75	94
Other current assets	51	78
Total current assets	1,848	2,395
Property, Plant, and Equipment:
In service	16,056	15,833
Less: Accumulated depreciation	4,670	4,596
Plant in service, net of depreciation	11,386	11,237
Construction work in progress	511	491
Total property, plant, and equipment	11,897	11,728
Other Property and Investments:
Goodwill	5,925	5,967
Equity investments in unconsolidated subsidiaries	1,504	1,477
Other intangible assets, net of amortization of $136 and $120 at March 31, 2018 and December 31, 2017, respectively	264	280
Miscellaneous property and investments	20	21
Total other property and investments	7,713	7,745
Deferred Charges and Other Assets:
Other regulatory assets, deferred	878	901
Other deferred charges and assets	232	218
Total deferred charges and other assets	1,110	1,119
Total Assets	$22,568	$22,987
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2018	At December 31, 2017
	(in millions)
Current Liabilities:
Securities due within one year	$177	$157
Notes payable	1,035	1,518
Energy marketing trade payables	437	546
Accounts payable	392	446
Customer deposits	112	128
Accrued taxes —
Accrued income taxes	77	40
Other accrued taxes	76	78
Accrued interest	65	51
Accrued compensation	55	74
Liabilities from risk management activities, net of collateral	18	69
Other regulatory liabilities, current	179	135
Temporary LIFO liquidation	54	—
Other current liabilities	143	159
Total current liabilities	2,820	3,401
Long-term Debt	5,859	5,891
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,104	1,089
Deferred credits related to income taxes	1,083	1,063
Employee benefit obligations	413	415
Other cost of removal obligations	1,650	1,646
Accrued environmental remediation, deferred	333	342
Other deferred credits and liabilities	107	118
Total deferred credits and other liabilities	4,690	4,673
Total Liabilities	13,369	13,965
Common Stockholder's Equity:
Common stock, par value $0.01 per share —
Authorized — 100 million shares
Outstanding — 100 shares	—	—
Paid in capital	9,228	9,214
Accumulated deficit	(55)	(212)
Accumulated other comprehensive income	26	20
Total common stockholder's equity	9,199	9,022
Total Liabilities and Stockholder's Equity	$22,568	$22,987
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2018 vs. FIRST QUARTER 2017

OVERVIEW
Southern Company Gas is an energy services holding company whose primary business is the distribution of natural gas through utilities in seven states – Illinois, Georgia, Virginia, New Jersey, Florida, Tennessee, and Maryland. Southern Company Gas and its subsidiaries are also involved in several other complementary businesses.
Southern Company Gas has four reportable segments – gas distribution operations, gas marketing services, wholesale gas services, and gas midstream operations – and one non-reportable segment – all other. For additional information on these segments, see Note (L) to the Condensed Financial Statements herein and "BUSINESS – The Southern Company System – Southern Company Gas" in Item 1 of the Form 10-K.
Many factors affect the opportunities, challenges, and risks of Southern Company Gas' business. These factors include the ability to maintain safety, to maintain constructive regulatory environments, to maintain and grow natural gas sales and number of customers, and to effectively manage and secure timely recovery of costs. These costs include those related to projected long-term demand growth, environmental standards, reliability, natural gas, and capital expenditures, including updating and expanding the natural gas distribution systems. The natural gas distribution utilities have various regulatory mechanisms that operate to address cost recovery. Effectively operating pursuant to these regulatory mechanisms and appropriately balancing required costs and capital expenditures with customer prices will continue to challenge Southern Company Gas for the foreseeable future.
In October 2017, a Southern Company Gas subsidiary, Pivotal Utility Holdings, entered into agreements for the sale of the assets of two of its natural gas distribution utilities, Elizabethtown Gas and Elkton Gas, to South Jersey Industries, Inc. for a total cash purchase price of $1.7 billion. As of March 31, 2018, the net book value of the assets to be disposed of in the sale was approximately $1.5 billion, which includes approximately $0.5 billion of goodwill. The goodwill is not deductible for tax purposes and, as a result, a deferred tax liability has not yet been provided. Through the completion of the asset sales, Southern Company Gas intends to invest approximately $0.1 billion in capital additions required for ordinary business operations of these assets. The completion of each asset sale is subject to the satisfaction or waiver of certain conditions, including, among other customary closing conditions, the receipt of required regulatory approvals, including the FERC, the New Jersey BPU, and, with respect to the sale of Elkton Gas, the Maryland PSC. Southern Company Gas and South Jersey Industries, Inc. made joint filings in December 2017 and on January 16, 2018 with the New Jersey BPU and the Maryland PSC, respectively, requesting regulatory approval. The asset sales are expected to be completed by the end of the third quarter 2018.
On April 11, 2018, Southern Company Gas and its subsidiary Pivotal Home Solutions entered into a stock purchase agreement with American Water Enterprises LLC for the sale of Pivotal Home Solutions for a purchase price of approximately $365 million, including estimated working capital. In contemplation of the transaction, a goodwill impairment charge of $42 million was recorded as of March 31, 2018. The remaining goodwill of $242 million is not deductible for tax purposes and, as a result, a deferred tax liability has not been provided. The completion of this transaction is subject to the satisfaction or waiver of certain conditions, including, among other customary closing conditions, approval from the Florida Office of Insurance Regulation and the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transaction is expected to be completed by the end of the second quarter 2018.
The ultimate outcome of these matters cannot be determined at this time.
Operating Metrics
Southern Company Gas continues to focus on several operating metrics, including Heating Degree Days, customer count, and volumes of natural gas sold. For additional information on these indicators, see MANAGEMENT'S

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION AND ANALYSIS – OVERVIEW – "Operating Metrics" of Southern Company Gas in Item 7 of the Form 10-K.
Southern Company Gas measures weather and the effect on its business using Heating Degree Days. Generally, increased Heating Degree Days result in higher demand for natural gas on Southern Company Gas' distribution system. With the exception of Southern Company Gas' utilities in Illinois and Florida, Southern Company Gas has various regulatory mechanisms, such as weather normalization and straight-fixed-variable rate design, which limit its exposure to weather changes within typical ranges in each of its utilities' respective service territory. However, the utility customers in Illinois and the gas marketing services customers primarily in Georgia and Illinois can be impacted by warmer- or colder-than-normal weather. Southern Company Gas utilizes weather hedges to reduce negative earnings impact in the event of warmer-than-normal weather, while retaining most of the earnings upside for these businesses.
The number of customers served by gas distribution operations and gas marketing services can be impacted by natural gas prices, economic conditions, and competition from alternative fuels. Gas marketing services' customers are primarily located in Georgia, Illinois, and Ohio.
Southern Company Gas' natural gas volume metrics for gas distribution operations and gas marketing services illustrate the effects of weather and customer demand for natural gas. Wholesale gas services' physical sales volumes represent the daily average natural gas volumes sold to its customers.
See RESULTS OF OPERATIONS herein for additional information on these operating metrics.
Seasonality of Results
Heating Season is the period from November through March when natural gas usage and operating revenues are generally higher as more customers are connected to the gas distribution systems and natural gas usage is higher in periods of colder weather. Occasionally in the summer, wholesale gas services' operating revenues are impacted due to peak usage by power generators in response to summer energy demands. Southern Company Gas' base operating expenses, excluding cost of natural gas, bad debt expense, and certain incentive compensation costs, are incurred relatively evenly throughout the year. Seasonality also affects the comparison of certain balance sheet items across quarters, including receivables, unbilled revenues, natural gas for sale, and notes payable. However, these items are comparable when reviewing Southern Company Gas' annual results. Operating results for the interim periods presented are not necessarily indicative of annual results and can vary significantly from quarter to quarter.
RESULTS OF OPERATIONS
Net Income

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$40	16.7
Net income for the first quarter 2018 was $279 million compared to $239 million for the corresponding period in 2017. The increase was primarily due to additional revenues from infrastructure investments recovered through replacement programs less the associated increase in depreciation, as well as base rate increases, higher commercial activity at wholesale gas services, and a decrease in income tax expense, partially offset by a goodwill impairment charge at gas marketing services and revenues deferred as regulatory liabilities for expected adjustments to customer billings as a result of the regulatory treatment of Tax Reform Legislation impacts.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Natural Gas Revenues

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$77	5.0
In the first quarter 2018, natural gas revenues were $1.6 billion compared to $1.5 billion for the corresponding period in 2017.
Details of the changes in natural gas revenues were as follows:

	First Quarter 2018
	(in millions)	(% change)
Natural gas – prior year	$1,530
Estimated change resulting from –
Infrastructure replacement programs and base rate increases	47	3.0%
Tax reform regulatory liabilities	(37)	(2.4)
Gas costs and other cost recovery	1	0.1
Weather	8	0.5
Wholesale gas services	35	2.3
Other	23	1.5
Natural gas – current year	$1,607	5.0%
The increase in natural gas revenue primarily relates to continued infrastructure investments recovered through replacement programs and increases in base rate revenues at gas distribution operations, an increase in commercial activity at wholesale gas services, colder weather, fixed and guaranteed bill revenue at gas marketing services as a result of adopting a new revenue recognition standard, and revenue from the Dalton Pipeline at gas midstream operations. These increases were partially offset by revenues deferred as regulatory liabilities for expected adjustments to customer billings as a result of the regulatory treatment of Tax Reform Legislation impacts.
See Notes (A) and (B) to the Condensed Financial Statements herein under "Recently Adopted Accounting Standards – Revenue" and "Regulatory Matters – Southern Company Gas," respectively, for additional information. Also see "Segment Information – Wholesale Gas Services," " – Gas Marketing Services," and " – Gas Midstream Operations" herein.
Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. See "Cost of Natural Gas" herein for additional information. Revenue impacts from weather and customer growth are described further below.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During Heating Season, natural gas usage and operating revenues are generally higher. Weather typically does not have a significant net income impact other than during the Heating Season. The following table presents the Heating Degree Days information for Illinois and Georgia, the primary locations where Southern Company Gas' operations are impacted by weather.

	First Quarter			2018 vs. 2017	2018 vs. normal
	Normal(*)	2018	2017	colder	(warmer)
Illinois	3,070	3,042	2,560	18.8%	(0.9)%
Georgia	1,456	1,364	925	47.5%	(6.3)%

(*)
Normal represents the 10-year average from January 1, 2008 through March 31, 2017 for Illinois at Chicago Midway International Airport and for Georgia at Atlanta Hartsfield-Jackson International Airport, based on information obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center.

Southern Company Gas hedged its exposure to warmer-than-normal weather at Nicor Gas in Illinois; therefore, the weather-related negative pre-tax income impact on gas distribution operations was limited to $2 million ($2 million after tax) and $6 million ($4 million after tax) for the first quarter 2018 and 2017, respectively. Southern Company Gas also hedged its exposure at gas marketing services to warmer-than-normal weather in Georgia and Illinois; therefore, the weather-related negative pre-tax income impact on gas marketing services was limited to $3 million ($2 million after tax) and $7 million ($4 million after tax) for the first quarter 2018 and 2017, respectively.
The following table provides the number of customers served by Southern Company Gas at March 31, 2018 and 2017:

	March 31,
	2018	2017	2018 vs. 2017
	(in thousands, except market share %)		(% change)
Gas distribution operations(a)	4,654	4,618	0.8%
Gas marketing services
Energy customers(b)	779	661	17.9%
Market share of energy customers in Georgia	29.2%	29.3%
Service contracts(c)	1,175	1,197	(1.8)%

(a)
Includes approximately 297,000 customers at Elizabethtown Gas and Elkton Gas. See OVERVIEW herein and Note (J) to the Condensed Financial Statements under "Southern Company Gas – Proposed Sale of Elizabethtown Gas and Elkton Gas" herein for additional information.

(b)	Includes approximately 140,000 customers as of March 31, 2018 that were contracted to serve beginning April 1, 2017.

(c)
On April 11, 2018, Southern Company Gas and its subsidiary Pivotal Home Solutions entered into a stock purchase agreement for the sale of Pivotal Home Solutions. See OVERVIEW herein and Note (J) to the Condensed Financial Statements under "Southern Company Gas – Proposed Sale of Pivotal Home Solutions" herein for additional information.

Southern Company Gas anticipates overall customer growth trends at gas distribution operations to continue as it expects continued improvement in the new housing market and low natural gas prices. Southern Company Gas uses a variety of targeted marketing programs to attract new customers and to retain existing customers.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Natural Gas

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$1	0.1
Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 84.0% of total cost of natural gas for first quarter 2018. For additional information, see MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Cost of Natural Gas and Other Sales" of Southern Company Gas in Item 7 of the Form 10-K and "Natural Gas Revenues" herein.
In the first quarter 2018, cost of natural gas was $720 million compared to $719 million for the corresponding period in 2017. The increase reflects an increase in volumes of natural gas sold in 2018 as a result of colder weather, substantially offset by a 9% decrease in natural gas prices during the first quarter 2018 compared to the corresponding period in 2017.
The following table details the volumes of natural gas sold during all periods presented.

	First Quarter		2018 vs. 2017
	2018	2017	% Change
Gas distribution operations (mmBtu in millions)
Firm	314	263	19.4%
Interruptible	25	25	—%
Total	339	288	17.7%
Gas marketing services (mmBtu in millions)
Firm:
Georgia	16	12	33.3%
Illinois	6	5	20.0%
Other emerging markets	10	5	100.0%
Interruptible large commercial and industrial	4	4	—%
Total	36	26	38.5%
Wholesale gas services (mmBtu in millions/day)
Daily physical sales	6.8	6.7	1.5%
Other Operations and Maintenance Expenses

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$21	8.2
In the first quarter 2018, other operations and maintenance expenses were $276 million compared to $255 million for the corresponding period in 2017. The increase was primarily related to a $16 million increase in compensation and benefit costs, a $12 million increase for the adoption of a new paid time off policy to align with the Southern Company system, and $2 million of expense associated with the pending sales of Elizabethtown Gas and Elkton Gas. These increases were partially offset by a $10 million decrease in cost recovery mechanisms primarily related

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to bad debt expense at gas distribution operations. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters" of Southern Company Gas in Item 7 of the Form 10-K for additional information on the new paid time off policy.
Depreciation and Amortization

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$9	7.5
In the first quarter 2018, depreciation and amortization was $129 million compared to $120 million for the corresponding period in 2017. The increase was primarily due to continued infrastructure investments recovered through replacement programs at gas distribution operations.
Taxes Other Than Income Taxes

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$7	10.0
In the first quarter 2018, taxes other than income taxes were $77 million compared to $70 million for the corresponding period in 2017. The increase primarily reflects an increase in revenue tax expenses as a result of higher revenues as well as payroll taxes related to benefits under the new paid time off policy. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters" of Southern Company Gas in Item 7 of the Form 10-K for additional information on the new paid time off policy.
Goodwill Impairment

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$42	N/A
N/A - Not applicable
In the first quarter 2018, a $42 million goodwill impairment charge was recorded in contemplation of the proposed sale of Pivotal Home Solutions.
See Note (A) to the Condensed Financial Statements under "Goodwill and Other Intangible Assets" and Note (J) to the Condensed Financial Statements under "Southern Company Gas – Proposed Sale of Pivotal Home Solutions" herein for additional information.
Interest Expense, Net of Amounts Capitalized

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$13	28.3
In the first quarter 2018, interest expense, net of amounts capitalized was $59 million compared to $46 million for the corresponding period in 2017. The increase was primarily due to additional interest expense on new debt issuances and additional commercial paper borrowings as well as a reduction in capitalized interest due to assets placed into service.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Income (Expense), Net

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$5	71.4
In the first quarter 2018, other income (expense), net was $12 million compared to $7 million for the corresponding period in 2017. The increase was primarily due to a $7 million gain from the settlement of a contractor litigation claim. See Note 3 to the financial statements of Southern Company Gas under "Regulatory Matters – PRP Settlement" in Item 8 of the Form 10-K for additional information on contractor litigation claims.
Income Taxes

First Quarter 2018 vs. First Quarter 2017
(change in millions)	(% change)
$(46)	(30.7)
In the first quarter 2018, income taxes were $104 million compared to $150 million for the corresponding period in 2017. The decrease was primarily due to a lower federal income tax rate and amortization of excess deferred taxes as a result of the Tax Reform Legislation, partially offset by higher pre-tax earnings. See Note (H) to the Condensed Financial Statements under "Effective Tax Rate" herein for additional information.
Performance and Non-GAAP Measures
Adjusted operating margin is a non-GAAP measure that is calculated as operating revenues less cost of natural gas, cost of other sales, and revenue tax expense. Adjusted operating margin excludes other operations and maintenance expenses, depreciation and amortization, and taxes other than income taxes, which are included in the calculation of operating income as calculated in accordance with GAAP and reflected in the statements of income. The presentation of adjusted operating margin is believed to provide useful information regarding the contribution resulting from customer growth at gas distribution operations since the cost of natural gas and revenue tax expense can vary significantly and are generally billed directly to customers. Southern Company Gas further believes that utilizing adjusted operating margin at gas marketing services, wholesale gas services, and gas midstream operations allows it to focus on a direct measure of adjusted operating margin before overhead costs. The applicable reconciliation of operating income to adjusted operating margin is provided herein.
Adjusted operating margin should not be considered an alternative to, or a more meaningful indicator of, Southern Company Gas' operating performance than operating income as determined in accordance with GAAP. In addition, Southern Company Gas' adjusted operating margin may not be comparable to similarly titled measures of other companies.

	First Quarter 2018	First Quarter 2017
	(in millions)
Operating Income	$388	$389
Other operating expenses(a)	524	445
Revenue taxes(b)	(50)	(47)
Adjusted Operating Margin	$862	$787

(a)	Includes other operations and maintenance, depreciation and amortization, taxes other than income taxes, and goodwill impairment.

(b)	Nicor Gas' revenue tax expenses, which are passed through directly to customers.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Information
Adjusted operating margin, operating expenses, and net income for each segment is illustrated in the tables below. See Note (L) to the Condensed Financial Statements herein for additional information.

	First Quarter 2018			First Quarter 2017
	Adjusted Operating	Operating	Net Income	Adjusted Operating	Operating
	Margin(a)	Expenses(a)(b)	(Loss)	Margin(a)	Expenses(a)	Net Income
	(in millions)			(in millions)
Gas distribution operations	$557	$323	$149	$542	$315	$117
Gas marketing services	128	95	13	105	53	31
Wholesale gas services	163	22	104	131	15	68
Gas midstream operations	16	15	23	9	12	15
All other	1	22	(10)	2	5	8
Intercompany eliminations	(3)	(3)	—	(2)	(2)	—
Consolidated	$862	$474	$279	$787	$398	$239

(a)	Adjusted operating margin and operating expenses are adjusted for Nicor Gas revenue tax expenses, which are passed through directly to customers.

(b)
Operating expenses include a $42 million goodwill impairment charge related to the proposed sale of Pivotal Home Solutions. See Note (A) to the Condensed Financial Statements under "Goodwill and Other Intangible Assets" and Note (J) to the Condensed Financial Statements under "Southern Company Gas – Proposed Sale of Pivotal Home Solutions" herein for additional information.

Gas Distribution Operations
Gas distribution operations is the largest component of Southern Company Gas' business and is subject to regulation and oversight by agencies in each of the states it serves. These agencies approve natural gas rates designed to provide Southern Company Gas with the opportunity to generate revenues to recover the cost of natural gas delivered to its customers and its fixed and variable costs, including depreciation, interest, maintenance, taxes, and overhead costs, and to earn a reasonable return on its investments.
With the exception of Atlanta Gas Light, Southern Company Gas' second largest utility that operates in a deregulated natural gas market and has a straight-fixed-variable rate design that minimizes the variability of its revenues based on consumption, the earnings of the natural gas distribution utilities can be affected by customer consumption patterns that are a function of weather conditions, price levels for natural gas, and general economic conditions that may impact customers' ability to pay for natural gas consumed. Southern Company Gas has various weather mechanisms, such as weather normalization mechanisms and weather derivative instruments, that limit its exposure to weather changes within typical ranges in its natural gas distribution utilities' service territories.
First Quarter 2018 vs. First Quarter 2017
In the first quarter 2018, net income increased $32 million, or 27.4%, compared to the corresponding period in 2017. This increase primarily relates to an increase of $15 million in adjusted operating margin, an increase of $4 million in other income (expense), net, and a decrease in income tax expense of $27 million, partially offset by an increase of $8 million in operating expenses and an increase of $6 million in interest expense, net of amounts capitalized. The increase in adjusted operating margin primarily reflects $47 million in additional revenue from continued infrastructure investments recovered through replacement programs and base rate increases, partially offset by deferrals totaling $37 million as regulatory liabilities associated with the Tax Reform Legislation impacts. The increase in other income (expense), net primarily reflects a gain from the settlement of a contractor litigation claim in 2018. The decrease in income taxes is primarily due to a lower federal income tax rate and amortization of excess deferred taxes as a result of the Tax Reform Legislation. The increase in operating expenses primarily reflects additional depreciation due to additional assets placed in service and increased compensation and benefit costs, partially offset by a decrease in cost recovery mechanisms primarily related to bad debt expense. The increase

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in interest expense includes the impact of the issuance of first mortgage bonds at Nicor Gas in 2017 and additional commercial paper borrowings during the first quarter 2018.
Gas Marketing Services
Gas marketing services consists of several businesses that provide energy-related products and services to natural gas markets, including warranty sales. Gas marketing services is weather sensitive and uses a variety of hedging strategies, such as weather derivative instruments and other risk management tools, to partially mitigate potential weather impacts.
First Quarter 2018 vs. First Quarter 2017
In the first quarter 2018, net income decreased $18 million, or 58.1%, compared to the corresponding period in 2017. This decrease was driven by a $42 million goodwill impairment charge recorded as of March 31, 2018 in contemplation of the sale of Pivotal Home Solutions. See Note (A) to the Condensed Financial Statements under "Goodwill and Other Intangible Assets" and Note (J) to the Condensed Financial Statements under "Southern Company Gas – Proposed Sale of Pivotal Home Solutions" herein for additional information. Adjusted operating margin increased by $23 million due to $14 million for fixed and guaranteed bill revenue as a result of adopting a new revenue recognition standard, $4 million for colder weather in 2018, net of hedging, and $4 million from energy customers served beginning April 1, 2017 pursuant to the award of a natural gas supply agreement. See Note (A) under "Recently Adopted Accounting Standards" and Note (C) to the Condensed Financial Statements herein for additional information.
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
First Quarter 2018 vs. First Quarter 2017
In the first quarter 2018, net income increased $36 million, or 52.9%, compared to the corresponding period in 2017. This increase primarily relates to a $32 million increase in adjusted operating margin and a decrease of $11 million in income tax expense, partially offset by an increase of $7 million in operating expenses. Details of the increase in adjusted operating margin are provided in the table below. The decrease in income tax expense was driven by a lower federal income tax rate, partially offset by higher pretax earnings. The increase in operating expenses primarily reflects higher compensation and benefit expense.

	First Quarter 2018	First Quarter 2017
	(in millions)
Commercial activity recognized	$172	$80
Gain on storage derivatives	2	4
Gain (loss) on transportation and forward commodity derivatives	(16)	44
LOCOM adjustments, net of current period recoveries	(3)	—
Purchase accounting adjustments to fair value inventory and contracts	8	3
Adjusted operating margin	$163	$131

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Change in Commercial Activity
The increase in commercial activity in the first quarter 2018 compared to the corresponding period in 2017 was primarily due to natural gas price volatility that was generated by significantly colder weather. Also contributing to this increase was higher power generation volumes and decreased natural gas supply.
Change in Storage and Transportation Derivatives
Volatility in the natural gas market arises from a number of factors, such as weather fluctuations or changes in supply or demand for natural gas in different regions of the U.S. The volatility of natural gas commodity prices has a significant impact on Southern Company Gas' customer rates, long-term competitive position against other energy sources, and the ability of wholesale gas services to capture value from locational and seasonal spreads. In 2018, forward storage or time spreads applicable to the locations of wholesale gas services' specific storage positions resulted in storage derivative gains. Transportation and forward commodity derivative losses are primarily the result of widening transportation spreads due to colder weather, which impacted forward prices at natural gas receipt and delivery points, primarily in the Northeast and Midwest regions.
Withdrawal Schedule and Physical Transportation Transactions
The expected natural gas withdrawals from storage and expected offset to prior hedge losses/gains associated with the transportation portfolio of wholesale gas services are presented in the following table, along with the net operating revenues expected at the time of withdrawal from storage and the physical flow of natural gas between contracted transportation receipt and delivery points. Wholesale gas services' expected net operating revenues exclude storage and transportation demand charges, as well as other variable fuel, withdrawal, receipt, and delivery charges, and exclude estimated profit sharing under asset management agreements. Further, the amounts that are realizable in future periods are based on the inventory withdrawal schedule, planned physical flow of natural gas between the transportation receipt and delivery points, and forward natural gas prices at March 31, 2018. A portion of wholesale gas services' storage inventory and transportation capacity is economically hedged with futures contracts, which results in the realization of substantially fixed net operating revenues.

	Storage withdrawal schedule
	Total storage (WACOG $2.37)	Expected net operating gains(a)	Physical transportation transactions – expected net operating gains(b)
	(in mmBtu in millions)	(in millions)	(in millions)
2018	17.6	$3	$4
2019 and thereafter	2.5	1	12
Total at March 31, 2018	20.1	$4	$16

(a)
Represents expected operating gains from planned storage withdrawals associated with existing inventory positions and could change as wholesale gas services adjusts its daily injection and withdrawal plans in response to changes in future market conditions and forward NYMEX price fluctuations.

(b)
Represents the periods associated with the transportation derivative gains and (losses) during which the derivatives will be settled and the physical transportation transactions will occur that offset the derivative gains and losses that were previously recognized.

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
Gas Midstream Operations
Gas midstream operations consists primarily of gas pipeline investments, with storage and fuels also aggregated into this segment. Gas pipeline investments include SNG, Horizon Pipeline, Atlantic Coast Pipeline, PennEast Pipeline,

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dalton Pipeline, and Magnolia Enterprise Holdings, Inc. See Note (K) to the Condensed Financial Statements herein and Note 4 to the financial statements of Southern Company Gas in Item 8 of the Form 10-K for additional information.
First Quarter 2018 vs. First Quarter 2017
In the first quarter 2018, net income increased $8 million, or 53.3%, compared to the corresponding period in 2017. This increase primarily relates to a $7 million increase in adjusted operating margin primarily due to the Dalton Pipeline being placed in service, lower costs at the storage facilities, and a $3 million net increase in earnings from equity method investments in SNG, PennEast Pipeline, and Horizon Pipeline.
All Other
All other includes Southern Company Gas' investment in Triton, AGL Services Company, and Southern Company Gas Capital, as well as various corporate operating expenses that are not allocated to the reportable segments and interest income (expense) associated with affiliate financing arrangements.
First Quarter 2018 vs. First Quarter 2017
In the first quarter 2018, net income decreased $18 million compared to the corresponding period in 2017. This decrease primarily reflects a $17 million increase in operating expenses and a $4 million increase in interest expense, net of amounts capitalized, partially offset by a $4 million decrease in income taxes. The increase in operating expenses primarily reflects a $12 million increase in compensation expense resulting from the adoption of the new paid time off policy. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters" of Southern Company Gas in Item 7 of the Form 10-K for additional information on the new paid time off policy. The increase in interest expense was primarily associated with new debt issuances and additional commercial paper borrowings. The decrease in income taxes is primarily due to a lower federal income tax rate.
Segment Reconciliations
Reconciliations of operating income to adjusted operating margin for the first quarter 2018 and 2017 are reflected in the following tables. See Note (L) to the Condensed Financial Statements herein for additional information.

	First Quarter 2018
	Gas Distribution Operations	Gas Marketing Services	Wholesale Gas Services	Gas Midstream Operations	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$234	$33	$141	$1	$(21)	$—	$388
Other operating expenses(a)	373	95	22	15	22	(3)	524
Revenue tax expense(b)	(50)	—	—	—	—	—	(50)
Adjusted Operating Margin	$557	$128	$163	$16	$1	$(3)	$862

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	First Quarter 2017
	Gas Distribution Operations	Gas Marketing Services	Wholesale Gas Services	Gas Midstream Operations	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$227	$52	$116	$(3)	$(3)	$—	$389
Other operating expenses(a)	362	53	15	12	5	(2)	445
Revenue tax expense(b)	(47)	—	—	—	—	—	(47)
Adjusted Operating Margin	$542	$105	$131	$9	$2	$(2)	$787

(a)	Includes other operations and maintenance, depreciation and amortization, taxes other than income taxes, and goodwill impairment.

(b)	Nicor Gas' revenue tax expenses, which are passed through directly to customers.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Company Gas' future earnings potential. The level of Southern Company Gas' future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Company Gas' primary business of natural gas distribution and its complementary businesses in the gas marketing services, wholesale gas services, and gas midstream operations sectors. These factors include Southern Company Gas' ability to maintain a constructive regulatory environment that allows for the timely recovery of prudently-incurred costs, the completion and subsequent operation of ongoing infrastructure and other construction projects, creditworthiness of customers, Southern Company Gas' ability to optimize its transportation and storage positions, and its ability to re-contract storage rates at favorable prices.
Future earnings will be driven by customer growth and are subject to a variety of other factors. These factors include weather, competition, new energy contracts with other utilities and other wholesale customers, energy conservation practiced by customers, the use of alternative energy sources by customers, the price of natural gas, the price elasticity of demand, and the rate of economic growth or decline in Southern Company Gas' service territories. Demand for natural gas is primarily driven by the pace of economic growth that may be affected by changes in regional and global economic conditions, which may impact future earnings.
Volatility of natural gas prices has a significant impact on Southern Company Gas' customer rates, long-term competitive position against other energy sources, and the ability of its gas marketing services and wholesale gas services segments to capture value from locational and seasonal spreads. Additionally, changes in commodity prices subject a significant portion of Southern Company Gas' operations to earnings variability. Over the longer term, volatility is expected to be low to moderate and locational and/or transportation spreads are expected to decrease as new pipelines are built to reduce the existing supply constraints in the shale areas of the Northeast U.S. To the extent these pipelines are delayed or not built, volatility could increase. Additional economic factors may contribute to this environment, including a significant drop in oil and natural gas prices, which could lead to consolidation of natural gas producers or reduced levels of natural gas production. Further, if economic conditions continue to improve, including the new housing market, the demand for natural gas may increase, which may cause natural gas prices to rise and drive higher volatility in the natural gas markets on a longer-term basis.
As part of its business strategy, Southern Company Gas regularly considers and evaluates joint development arrangements as well as acquisitions and dispositions of businesses and assets.
In October 2017, Southern Company Gas subsidiary, Pivotal Utility Holdings, entered into agreements for the sale of the assets of two of its natural gas distribution utilities, Elizabethtown Gas and Elkton Gas, to South Jersey Industries, Inc; the asset sales are expected to be completed by the end of the third quarter 2018. Net income attributable to Elizabethtown Gas and Elkton Gas for the three months ended March 31, 2018 was $30 million. However, due to the seasonal nature of the natural gas business and other factors including, but not limited to, weather, regulation, competition, customer demand, and general economic conditions, the first quarter 2018 net income is not necessarily indicative of the results to be expected for any other period.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On April 11, 2018, Southern Company Gas and its subsidiary Pivotal Home Solutions entered into a stock purchase agreement with American Water Enterprises LLC for the sale of Pivotal Home Solutions; the stock purchase agreement is expected to be completed by the end of the second quarter 2018. Net income attributable to Pivotal Home Solutions for the three months ended March 31, 2018 was $4 million, exclusive of the goodwill impairment charge.
The ultimate outcome of these matters cannot be determined at this time.
See OVERVIEW and Note (J) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information on these dispositions. See OVERVIEW – "Seasonality of Results" for additional information on seasonality.
Environmental Matters
New or revised environmental laws and regulations could affect many areas of Southern Company Gas' operations. The impact of any such changes cannot be determined at this time. Environmental compliance costs could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis. Further, increased costs that are recovered through regulated rates could contribute to reduced demand for natural gas, which could negatively affect results of operations, cash flows, and financial condition. Additionally, many commercial and industrial customers may also be affected by existing and future environmental requirements, which for some may have the potential to ultimately affect their demand for natural gas. See Note (B) under "Environmental Matters – Environmental Remediation" to the Condensed Financial Statements herein and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" of Southern Company Gas in Item 7 and Note 3 to the financial statements of Southern Company Gas under "Environmental Matters" in Item 8 of the Form 10-K for additional information.
Regulatory Matters
See Note 3 to the financial statements of Southern Company Gas under "Regulatory Matters" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Southern Company Gas" herein for additional information regarding Southern Company Gas' regulatory matters.
Riders
On April 19, 2018, the Illinois Commission approved Nicor Gas' variable income tax adjustment rider. This rider provides for refund or recovery of changes in income tax expense that result from income tax rates that differ from those used in Nicor Gas' last rate case. Customer refunds related to the 2018 impacts are expected to begin in July 2018.
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
Base Rate Cases
Settled Base Rate Case
In October 2017, Florida City Gas filed a general base rate case with the Florida PSC requesting an annual revenue increase of $19 million, which included an interim rate increase of $5 million annually that was approved and became effective January 12, 2018, subject to refund. On March 26, 2018, the Florida PSC approved a settlement that, after including the impact of the Tax Reform Legislation, provides for an $11.5 million increase in annual base rate revenues, effective June 1, 2018, based on a ROE of 10.19%. Under the terms of the settlement, Florida City Gas agreed not to file a new base rate case with an effective date prior to June 1, 2022 and will receive full recovery of the costs related to its LNG facility to be constructed through additional increases in annual base rate revenues of

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$2.5 million on June 1, 2019 or the in-service date, whichever is later, and $1.3 million on December 1, 2019. If the facility is placed in service after December 1, 2019, the entire additional $3.8 million increase will take effect upon the in-service date of the LNG facility.
Pending Base Rate Cases
On February 15, 2018, Chattanooga Gas filed a general base rate case with the Tennessee Public Utility Commission (PUC) requesting a $7 million increase in annual base rate revenues. The requested increase, which, in accordance with a Tennessee PUC order, incorporated the effects of the Tax Reform Legislation, was based on a projected test year ending June 30, 2019 and a ROE of 11.25%. The Tennessee PUC is expected to rule on the requested increase in the third quarter 2018.
In December 2017, Atlanta Gas Light filed its 2018 annual rate adjustment with the Georgia PSC, which, if approved, would have increased annual base rate revenues by $22 million, effective June 1, 2018. On February 23, 2018, Atlanta Gas Light revised its filing to reflect the impacts of the Tax Reform Legislation. The revised request replaced the $22 million rate increase with a $16 million rate reduction for customers in 2018. The revised request maintains the previously authorized earnings band based on a return on equity between 10.55% and 10.95% and proposes to increase the equity ratio by 3% to an equity ratio of 54% to address the negative cash flow and credit metric impacts of the Tax Reform Legislation. Atlanta Gas Light also notified the Georgia PSC that it intends to seek a further equity ratio increase of 2% to an equity ratio of 56% in its 2019 filing. The Georgia PSC is expected to rule on the revised request in the second quarter 2018.
In accordance with an Illinois Commission order and pursuant to its rehearing request, on April 13, 2018, Nicor Gas filed for revised base rates with the Illinois Commission, which would result in a decrease of approximately $44 million in annual base rate revenues effective in the second quarter 2018 to incorporate the reduction in the federal income tax rate as a result of the Tax Reform Legislation. Nicor Gas' previously-authorized capital structure and ROE of 9.8% were not addressed in the rehearing and remain unchanged. The Illinois Commission is expected to rule on the request on May 2, 2018.
The ultimate outcome of these matters cannot be determined at this time.
Other
The New Jersey BPU, Maryland PSC, and Virginia Commission each issued an order effective January 1, 2018 that requires utilities in their respective states to defer as a regulatory liability the impact of the Tax Reform Legislation, including the reduction in the corporate income tax rate to 21% and the impact of excess deferred income taxes. On March 26, 2018, the New Jersey BPU approved an $11 million reduction in Elizabethtown Gas' annual base rate revenues effective April 1, 2018 on an interim basis, subject to refund, pending final approval. On March 28, 2018, the Maryland PSC approved a $0.1 million reduction in Elkton Gas' annual base rate revenues effective April 1, 2018. Credits will be issued to customers in New Jersey and Maryland later in 2018 for the impact of the Tax Reform Legislation on the January 2018 through March 2018 billing periods. On April 25, 2018, the Virginia Commission issued an order indicating that any proposal beyond a proposed base rate reduction to reflect the cost savings from the Tax Reform Legislation must be made through a general base rate case. Virginia Natural Gas expects to finalize its strategy to address the impacts of the Tax Reform Legislation on or before July 1, 2018.
The ultimate outcome of these matters cannot be determined at this time.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulatory Infrastructure Programs
Southern Company Gas is engaged in various infrastructure programs that update or expand its gas distribution systems to improve reliability and ensure the safety of its utility infrastructure, and recovers in rates its investment and a return associated with these infrastructure programs. Expenditures incurred in the first three months of 2018 were as follows:

Utility	Program	First Quarter 2018
		(in millions)
Nicor Gas	Investing in Illinois	$31
Atlanta Gas Light	Georgia Rate Adjustment Mechanism (GRAM) infrastructure spending	62
Virginia Natural Gas	Steps to Advance Virginia's Energy	11
Florida City Gas	Safety, Access, and Facility Enhancement Program	2
Total		$106
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Infrastructure Replacement Programs and Capital Projects" of Southern Company Gas in Item 7 and Note 3 to the financial statements of Southern Company Gas under "Regulatory Matters – Regulatory Infrastructure Programs" in Item 8 of the Form 10-K for additional information.
Income Tax Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters" of Southern Company Gas in Item 7 of the Form 10-K and FINANCIAL CONDITION AND LIQUIDITY – "Credit Rating Risk," Note (B) to the Condensed Financial Statements under "Regulatory Matters – Southern Company Gas," and Note (H) to the Condensed Financial Statements herein for information regarding the Tax Reform Legislation and related regulatory actions.
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
Southern Company Gas owns a 50% interest in a planned LNG liquefaction and storage facility in Jacksonville, Florida. Once construction is complete and the facility is operational, it will be outfitted with a 2.0 million gallon storage tank with the capacity to produce in excess of 120,000 gallons of LNG per day. It is expected to be operational in the first half of 2018. The ultimate outcome of this matter cannot be determined at this time.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Southern Company Gas prepares its financial statements in accordance with GAAP. Significant accounting policies are described in Note 1 to the financial statements of Southern Company Gas in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Company Gas' results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates" of

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Southern Company Gas in Item 7 of the Form 10-K for a complete discussion of Southern Company Gas' critical accounting policies and estimates.
Recently Issued Accounting Standards
See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Recently Issued Accounting Standards" of Southern Company Gas in Item 7 of the Form 10-K for additional information regarding ASU No. 2016-02, Leases (Topic 842). See Note (A) to the Condensed Financial Statements herein for information regarding Southern Company Gas' recently adopted accounting standards.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Southern Company Gas in Item 7 of the Form 10-K for additional information. Southern Company Gas' financial condition remained stable at March 31, 2018. Southern Company Gas intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
By regulation, Nicor Gas is restricted, to the extent of its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. The New Jersey BPU restricts the amount Elizabethtown Gas can dividend to its parent company to 70% of its quarterly net income. Additionally, as stipulated in the New Jersey BPU's order approving the Merger, Southern Company Gas is prohibited from paying dividends to its parent company, Southern Company, if Southern Company Gas' senior unsecured debt rating falls below investment grade. At March 31, 2018, the amount of subsidiary retained earnings and net income restricted to dividend totaled $776 million. These restrictions did not have any impact on Southern Company Gas' ability to meet its cash obligations, nor does management expect such restrictions to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.
Net cash provided from operating activities totaled $978 million for the first three months of 2018, an increase of $222 million compared to the first three months of 2017. The increase in net cash provided from operating activities was primarily due to increased volumes of natural gas sold during the first three months of 2018. Net cash used for investing activities totaled $361 million for the first three months of 2018 primarily due to gross property additions related to capital expenditures for infrastructure investments recovered through replacement programs at gas distribution operations and capital contributed to equity method investments in pipelines. Net cash used for financing activities totaled $595 million for the first three months of 2018 primarily due to net repayments of commercial paper borrowings and a common stock dividend payment to Southern Company. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes at March 31, 2018 include a decrease of $413 million in natural gas for sale, net of temporary LIFO liquidation, due to the use of stored natural gas and a $483 million decrease in notes payable primarily related to net repayments of commercial paper borrowings. Other significant balance sheet changes include decreases of $54 million in accounts payable as well as $159 million and $109 million in energy marketing receivables and payables, respectively, due to lower natural gas prices, and an increase of $169 million in total property, plant, and equipment primarily due to infrastructure investments recovered through replacement programs.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Company Gas in Item 7 of the Form 10-K for a description of Southern Company Gas' capital requirements and contractual obligations. Subsequent to March 31, 2018, Pivotal Utility Holdings caused $20 million aggregate principal amount of gas facility revenue bonds issued for its benefit to be redeemed. An additional $335 million will be required through March 31, 2019 to fund

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

announced redemptions and maturities of long-term debt. See "Sources of Capital" herein for additional information.
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
Sources of Capital
Southern Company Gas plans to obtain the funds to meet its future capital needs through operating cash flows, external securities issuances, borrowings from financial institutions, and equity contributions from Southern Company. In addition, Southern Company Gas plans to utilize the proceeds from the pending sales of Elizabethtown Gas, Elkton Gas, and Pivotal Home Solutions to pay the income taxes resulting from the sales, to retire existing debt, and for general corporate purposes. However, the amount, type, and timing of any future financings, if needed, depend upon prevailing market conditions, regulatory approval, and other factors. The issuance of securities by Nicor Gas is generally subject to the approval of the Illinois Commission. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" of Southern Company Gas in Item 7 of the Form 10-K for additional information.
At March 31, 2018, Southern Company Gas' current liabilities exceeded current assets by $972 million primarily as a result of $1.0 billion in notes payable. Southern Company Gas' current liabilities frequently exceed current assets because of commercial paper borrowings used to fund daily operations, scheduled maturities of long-term debt, and significant seasonal fluctuations in cash needs. Southern Company Gas intends to utilize operating cash flows, external securities issuances, borrowings from financial institutions, equity contributions from Southern Company, and the proceeds from the pending sales of Elizabethtown Gas, Elkton Gas, and Pivotal Home Solutions to fund its short-term capital needs. Southern Company Gas has substantial cash flow from operating activities and access to the capital markets and financial institutions to meet liquidity needs.
At March 31, 2018, Southern Company Gas had $94 million of cash and cash equivalents. Committed credit arrangements with banks at March 31, 2018 were as follows:

Company	Expires 2022	Unused
	(in millions)
Southern Company Gas Capital(a)	$1,400	$1,390
Nicor Gas	500	500
Total(b)	$1,900	$1,890

(a)	Southern Company Gas guarantees the obligations of Southern Company Gas Capital.

(b)	Pursuant to the credit arrangement, the allocations between Southern Company Gas Capital and Nicor Gas may be adjusted.
See Note 6 to the consolidated financial statements of Southern Company Gas under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
The multi-year credit arrangement of Southern Company Gas Capital and Nicor Gas (Facility) contains a covenant that limits the ratio of debt to capitalization (as defined in the Facility) to a maximum of 70% for each of Southern Company Gas and Nicor Gas and contains a cross-acceleration provision to other indebtedness (including guarantee obligations) of the applicable company. Such cross-acceleration provision to other indebtedness would trigger an event of default of the applicable company if Southern Company Gas or Nicor Gas defaulted on indebtedness, the payment of which was then accelerated. The term loan agreement for Pivotal Utility Holdings contains similar

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

provisions related to Southern Company Gas. At March 31, 2018, both companies were in compliance with such covenant. The Facility does not contain a material adverse change clause at the time of borrowings.
Subject to applicable market conditions, the applicable company expects to renew or replace the Facility as needed, prior to expiration. In connection therewith, the applicable company may extend the maturity dates and/or increase or decrease the lending commitments thereunder. A portion of unused credit with banks provides liquidity support to Southern Company Gas.
Southern Company Gas makes short-term borrowings primarily through commercial paper programs that have the liquidity support of the committed bank credit arrangements described above. Commercial paper borrowings are included in notes payable in the balance sheets.
Details of short-term borrowings were as follows:

	Short-Term Debt at March 31, 2018		Short-Term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
Commercial paper:	(in millions)		(in millions)		(in millions)
Southern Company Gas Capital	$855	2.4%	$960	2.0%	$1,261
Nicor Gas	180	2.2	189	1.8	275
Short-term loans:
Southern Company Gas	—	—%	92	2.8%	100
Total	$1,035	2.4%	$1,241	2.0%

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended March 31, 2018.
Southern Company Gas believes the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and operating cash flows.
Additionally, at March 31, 2018, Pivotal Utility Holdings was party to a series of loan agreements with the New Jersey Economic Development Authority and Brevard County, Florida under which five series of gas facility revenue bonds totaling $200 million had been issued. The Elizabethtown Gas asset sale agreement requires that bonds representing $180 million of the total that are currently eligible for redemption at par be redeemed on or prior to consummation of the sale. See "Financing Activities" herein for additional information regarding the redemption of these bonds.
Credit Rating Risk
Southern Company Gas does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change below BBB- and/or Baa3. These contracts are for physical gas purchases and sales and energy price risk management. The maximum potential collateral requirement under these contracts at March 31, 2018 was $11 million.
Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, a credit rating downgrade could impact the ability of Southern Company Gas to access capital markets, and would be likely to impact the cost at which it does so.
While it is unclear how the credit rating agencies and the relevant state regulatory bodies may respond to the Tax Reform Legislation, certain financial metrics, such as the funds from operations to debt percentage, used by the credit rating agencies to assess Southern Company and its subsidiaries, including Southern Company Gas, may be negatively impacted. Absent actions by Southern Company and its subsidiaries, including Southern Company Gas,

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to mitigate the resulting impacts, which, among other alternatives, could include adjusting capital structure and/or monetizing regulatory assets, Southern Company Gas', Southern Company Gas Capital's, and Nicor Gas' credit ratings could be negatively affected. See Note 3 to the financial statements of Southern Company Gas under "Regulatory Matters" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Southern Company Gas" herein for additional information.
Financing Activities
The long-term debt on Southern Company Gas' balance sheets includes both principal and non-principal components. As of March 31, 2018, the non-principal components totaled $494 million, which consisted of the unamortized portions of the fair value adjustment recorded in purchase accounting, debt premiums, debt discounts, and debt issuance costs.
On January 4, 2018, Southern Company Gas issued a floating rate promissory note to Southern Company in an aggregate principal amount of $100 million bearing interest based on one-month LIBOR. On March 28, 2018, Southern Company Gas repaid this promissory note.
Subsequent to March 31, 2018, Pivotal Utility Holdings caused $20 million aggregate principal amount of gas facility revenue bonds to be redeemed and provided notice of its intent to cause, on May 23, 2018, the remaining $180 million aggregate principal amount of gas facility revenue bonds issued for its benefit to be redeemed. Subsequent to March 31, 2018, Pivotal Utility Holdings, as borrower, and Southern Company Gas, as guarantor, entered into a $181 million short-term delayed draw floating rate bank term loan agreement. Pivotal Utility Holdings has the right to borrow up to $181 million on or before May 31, 2018, upon satisfaction of certain customary conditions. Pivotal Utility Holdings expects the proceeds to be used to repay the remaining $180 million of gas facility revenue bonds.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Company Gas plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.
Market Price Risk
Other than the items discussed below, there were no material changes to Southern Company Gas' disclosures about market price risk during the first quarter 2018. For an in-depth discussion of Southern Company Gas' market price risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of Southern Company Gas in Item 7 of the Form 10-K. Also see Notes (D) and (I) to the Condensed Financial Statements herein for information relating to derivative instruments.
Southern Company Gas is exposed to market risks, primarily commodity price risk, interest rate risk, and weather risk. Due to various cost recovery mechanisms, the natural gas distribution utilities of Southern Company Gas that sell natural gas directly to end-use customers have limited exposure to market volatility of natural gas prices. Certain natural gas distribution utilities of Southern Company Gas manage fuel-hedging programs implemented per the guidelines of their respective state regulatory agencies to hedge the impact of market fluctuations in natural gas prices for customers. For the weather risk associated with Nicor Gas, Southern Company Gas has a corporate weather hedging program that utilizes weather derivatives to reduce the risk of lower operating margins potentially resulting from significantly warmer-than-normal weather. In addition, certain non-regulated operations routinely utilize various types of derivative instruments to economically hedge certain commodity price and weather risks inherent in the natural gas industry. These instruments include a variety of exchange-traded and over-the-counter energy contracts, such as forward contracts, futures contracts, options contracts, and swap agreements. Some of these economic hedge activities may not qualify, or are not designated, for hedge accounting treatment. For the periods presented below, the changes in net fair value of Southern Company Gas' derivative contracts were as follows:

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	First Quarter	First Quarter
	2018	2017
	(in millions)
Contracts outstanding at beginning of period, assets (liabilities), net	$(106)	$12
Contracts realized or otherwise settled	49	4
Current period changes(a)	(13)	48
Contracts outstanding at the end of period, assets (liabilities), net	(70)	64
Netting of cash collateral	223	92
Cash collateral and net fair value of contracts outstanding at end of period(b)	$153	$156

(a)	Current period changes also include the fair value of new contracts entered into during the period, if any.

(b)
Net fair value of derivative contracts outstanding excludes premium and the intrinsic value associated with weather derivatives of $4 million at March 31, 2018 and includes premium and the intrinsic value associated with weather derivatives of $19 million at March 31, 2017.

The maturities of Southern Company Gas' energy-related derivative contracts at March 31, 2018 were as follows:

		Fair Value Measurements
		March 31, 2018
	Total Fair Value	Maturity
		Year 1	Years 2 & 3	Years 4 and thereafter
	(in millions)
Level 1(a)	$(146)	$(51)	$(68)	$(27)
Level 2(b)	76	22	16	38
Fair value of contracts outstanding at end of period(c)	$(70)	$(29)	$(52)	$11

(a)	Valued using NYMEX futures prices.

(b)
Valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.

(c)	Excludes cash collateral of $223 million as well as premium and associated intrinsic value associated with weather derivatives of $4 million at March 31, 2018.

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

Registrant	Applicable Notes
Southern Company	A, B, C, D, E, F, G, H, I, J, K, L
Alabama Power	A, B, C, D, F, G, H, I
Georgia Power	A, B, C, D, F, G, H, I
Gulf Power	A, B, C, D, F, G, H, I
Mississippi Power	A, B, C, D, F, G, H, I
Southern Power	A, B, C, D, E, F, G, H, I, J
Southern Company Gas	A, B, C, D, F, G, H, I, J, K, L

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED FINANCIAL STATEMENTS:
(UNAUDITED)

(A)	INTRODUCTION
The condensed quarterly financial statements of each registrant included herein have been prepared by such registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2017 have been derived from the audited financial statements of each registrant. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended March 31, 2018 and 2017. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
Certain prior year data presented in the financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the results of operations, financial position, or cash flows of any registrant.
Recently Adopted Accounting Standards
See Note 1 to the financial statements of the registrants under "Recently Issued Accounting Standards" in Item 8 of the Form 10-K for additional information.
Revenue
In 2014, the FASB issued ASC 606, Revenue from Contracts with Customers (ASC 606), replacing the existing accounting standard and industry-specific guidance for revenue recognition with a five-step model for recognizing and measuring revenue from contracts with customers. The underlying principle of the standard is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 became effective on January 1, 2018 and the registrants adopted it using the modified retrospective method applied to open contracts and only to the version of the contracts in effect as of January 1, 2018. In accordance with the modified retrospective method, the registrants' previously issued financial statements have not been restated to comply with ASC 606 and the registrants did not have a cumulative-effect adjustment to retained earnings. The adoption of ASC 606 had no significant impact on the timing of revenue recognition compared to previously reported results; however, it requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows arising from contracts with customers, which are included in Note (C).

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

ASC 606 provided additional clarity on financial statement presentation that resulted in reclassifications into other revenues and other operations and maintenance from other income/(expense), net at Alabama Power and Georgia Power related to certain unregulated sales of products and services. In addition, contract assets related to certain fixed retail revenues and pole attachment revenues at Georgia Power have been reclassified from unbilled revenue and other accounts and notes receivable, respectively, in accordance with the guidance in ASC 606. Neither of these changes resulted in an adjustment to the timing or amount of the recognition of revenues or cash flows. ASC 606 also provided additional guidance on over-time revenue recognition, resulting in a change in the timing of revenue recognized from guaranteed and fixed billing arrangements at Southern Company Gas. The increase in natural gas revenues recognized in the first quarter 2018 relates primarily to the seasonal nature of natural gas usage and is expected to be offset by decreases in natural gas revenue recognized in future periods during 2018.
The net impact of accounting for revenue under ASC 606 increased Southern Company's consolidated net income and net income per share by $10 million and $0.01 per basic share, respectively, for the three months ended March 31, 2018.
The specific impacts of applying ASC 606 to revenues from contracts with customers on the financial statements of Southern Company, Alabama Power, Georgia Power, and Southern Company Gas as of and for the three months ended March 31, 2018 compared to previously recognized guidance is shown below.

	As of and for the Three Months Ended March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change
	(in millions)
Southern Company
Condensed Consolidated Statements of Income
Natural gas revenues	$1,607	$1,593	$14
Other revenues	413	412	1
Other operations and maintenance	1,451	1,441	10
Operating income	1,376	1,371	5
Other income (expense), net	60	51	9
Earnings before income taxes	1,049	1,035	14
Income taxes	113	109	4
Consolidated net income	936	926	10
Consolidated net income attributable to Southern Company	938	928	10
Basic earnings per share	$0.93	$0.92	$0.01
Diluted earnings per share	$0.92	$0.91	$0.01

Condensed Consolidated Statements of Cash Flow
Consolidated net income	$936	$926	$10
Changes in certain current assets and liabilities:
Receivables	197	211	(14)
Other current assets	7	(7)	14
Accrued taxes	(79)	(75)	(4)
Other current liabilities	81	67	14

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	As of and for the Three Months Ended March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change
	(in millions)
Condensed Consolidated Balance Sheet
Unbilled revenues	$777	$822	$(45)
Other accounts and notes receivable	703	709	(6)
Other current assets	286	235	51
Accrued taxes	368	364	4
Other current liabilities	923	937	(14)
Retained earnings	9,257	9,247	10

Alabama Power
Condensed Statements of Income
Other revenues	$63	$55	$8
Other operations and maintenance	387	377	10
Operating income	372	374	(2)
Other income (expense), net	5	3	2

Georgia Power
Condensed Statements of Income
Other revenues	$109	$94	$15
Other operations and maintenance	408	394	14
Operating income	513	512	1
Other income (expense), net	38	39	(1)

Condensed Statements of Cash Flows
Changes in certain current assets and liabilities:
Receivables	$135	$145	$(10)
Other current assets	9	(1)	10

Condensed Balance Sheet
Unbilled revenues	$189	$202	$(13)
Other accounts and notes receivable	77	83	(6)
Other current assets	39	20	19

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	As of and for the Three Months Ended March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change
	(in millions)
Southern Company Gas
Condensed Statements of Income
Natural gas revenues	$1,631	$1,617	$14
Operating income	388	374	14
Earnings before income taxes	383	369	14
Income taxes	104	100	4
Net income	279	269	10

Condensed Statements of Cash Flows
Net income	$279	$269	$10
Changes in certain current assets and liabilities:
Accrued taxes	28	32	(4)
Other current liabilities	48	34	14

Condensed Consolidated Balance Sheet
Accrued income taxes	$77	$73	$4
Other current liabilities	143	157	(14)
Accumulated deficit	(55)	(65)	10
Other
In 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). ASU 2016-18 eliminates the need to reflect transfers between cash and restricted cash in operating, investing, and financing activities in the statements of cash flows. In addition, the net change in cash and cash equivalents during the period includes amounts generally described as restricted cash or restricted cash equivalents. The registrants adopted ASU 2016-18 effective January 1, 2018 with no material impact on their financial statements. Southern Company, Southern Power, and Southern Company Gas retrospectively applied ASU 2016-18 effective January 1, 2018 and have restated prior periods in the statements of cash flows by immaterial amounts. The change in restricted cash in the statements of cash flows was previously disclosed in operating activities for Southern Company and Southern Company Gas and in investing activities for Southern Company and Southern Power. See "Restricted Cash" herein for additional information.
In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs and requires the other components of net periodic pension and postretirement benefit costs to be separately presented in the statements of income outside of income from operations. Additionally, only the service cost component is eligible for capitalization, when applicable. The registrants adopted ASU 2017-07 effective January 1, 2018 with no material impact on their financial statements. ASU 2017-07 has been applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit costs in the statements of income for Southern Company, the traditional electric operating companies, and Southern Company Gas. Since Southern Power did not participate in the qualified pension and postretirement benefit plans until December 2017, no retrospective presentation of Southern Power's net periodic benefits costs is required. The requirement to limit capitalization to the service cost component of net periodic benefit costs has been applied on a

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

prospective basis from the date of adoption for all registrants. The presentation changes resulted in a decrease in operating income and an increase in other income for the three months ended March 31, 2018 and 2017 for Southern Company, the traditional electric operating companies, and Southern Company Gas.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). ASU 2017-12 makes more financial and non-financial hedging strategies eligible for hedge accounting, amends the related presentation and disclosure requirements, and simplifies hedge effectiveness assessment requirements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The registrants adopted ASU 2017-12 effective January 1, 2018 with no material impact on their financial statements. See Note (I) for disclosures required by ASU 2017-12.
On February 14, 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02) to address the application of ASC 740, Income Taxes (ASC 740) to certain provisions of the Tax Reform Legislation. ASU 2018-02 specifically addresses the ASC 740 requirement that the effect of a change in tax laws or rates on deferred tax assets and liabilities be included in income from continuing operations, even when the tax effects were initially recognized directly in OCI at the previous rate, which strands the income tax rate differential in accumulated OCI. The amendments in ASU 2018-02 allow a reclassification from accumulated OCI to retained earnings for stranded tax effects resulting from the Tax Reform Legislation. The registrants adopted ASU 2018-02 effective January 1, 2018 with no material impact on their financial statements.
Goodwill and Other Intangible Assets
At March 31, 2018 and December 31, 2017, goodwill was as follows:

	Goodwill
	At March 31, 2018	At December 31, 2017
	(in millions)
Southern Company	$6,226	$6,268
Southern Power	$2	$2
Southern Company Gas
Gas distribution operations	$4,702	$4,702
Gas marketing services	1,223	1,265
Southern Company Gas total	$5,925	$5,967
On April 11, 2018, Southern Company Gas entered into a stock purchase agreement for the sale of Pivotal Home Solutions. In contemplation of the transaction, a goodwill impairment charge of $42 million was recorded as of March 31, 2018. See Note (J) under "Southern Company Gas" for additional information.
Goodwill is not amortized, but is subject to an annual impairment test during the fourth quarter of each year, or more frequently if impairment indicators arise.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Other intangible assets were as follows:

	At March 31, 2018			At December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Other intangible assets subject to amortization:
Customer relationships	$288	$(93)	$195	$288	$(83)	$205
Trade names	159	(19)	140	159	(17)	142
Storage and transportation contracts	64	(40)	24	64	(34)	30
PPA fair value adjustments	456	(54)	402	456	(47)	409
Other	18	(6)	12	17	(5)	12
Total other intangible assets subject to amortization	$985	$(212)	$773	$984	$(186)	$798
Other intangible assets not subject to amortization:
Federal Communications Commission licenses	75	—	75	75	—	75
Total other intangible assets	$1,060	$(212)	$848	$1,059	$(186)	$873

Southern Power
Other intangible assets subject to amortization:
PPA fair value adjustments	$456	$(54)	$402	$456	$(47)	$409

Southern Company Gas
Other intangible assets subject to amortization:
Gas marketing services
Customer relationships	$221	$(86)	$135	$221	$(77)	$144
Trade names	115	(10)	105	115	(9)	106
Wholesale gas services
Storage and transportation contracts	64	(40)	24	64	(34)	30
Total other intangible assets subject to amortization	$400	$(136)	$264	$400	$(120)	$280

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Amortization associated with other intangible assets was as follows:

Three Months Ended
March 31, 2018
(in millions)
Southern Company	$26
Southern Power	$7
Southern Company Gas	$16
Restricted Cash
The registrants adopted ASU 2016-18 as of January 1, 2018. See "Recently Adopted Accounting Standards – Other" herein for additional information.
At December 31, 2017, Southern Power had restricted cash primarily related to certain acquisitions and construction projects. At both March 31, 2018 and December 31, 2017, Southern Company Gas had restricted cash held as collateral for worker's compensation, life insurance, and long-term disability insurance.
The following tables provide a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that total to the amounts shown in the condensed statements of cash flows for the registrants that had restricted cash at March 31, 2018 and/or December 31, 2017:

	Southern Company	Southern Company Gas
	(in millions)
At March 31, 2018
Cash and cash equivalents	$2,284	$94
Restricted cash:
Other accounts and notes receivable	6	6
Total cash, cash equivalents, and restricted cash	$2,290	$100

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
At December 31, 2017
Cash and cash equivalents	$2,130	$129	$73
Restricted cash:
Other accounts and notes receivable	5	—	5
Deferred charges and other assets	12	11	—
Total cash, cash equivalents, and restricted cash	$2,147	$140	$78
Natural Gas for Sale
Southern Company Gas' natural gas distribution utilities, with the exception of Nicor Gas, carry natural gas inventory on a WACOG basis.
Nicor Gas' natural gas inventory is carried at cost on a LIFO basis. Inventory decrements occurring during the year that are restored prior to year end are charged to cost of natural gas at the estimated annual replacement cost. Inventory decrements that are not restored prior to year end are charged to cost of natural gas at the actual LIFO cost of the inventory layers liquidated. Southern Company Gas' inventory decrement at March 31, 2018 is expected

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

to be restored prior to year end. The cost of natural gas, including inventory costs, is recovered from customers under a purchased gas recovery mechanism adjusted for differences between actual costs and amounts billed; therefore, LIFO liquidations have no impact on Southern Company's or Southern Company Gas' net income.
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
Hypothetical Liquidation at Book Value
Southern Power has consolidated renewable generation projects that are partially financed by a third-party tax equity investor. The related contractual provisions represent profit-sharing arrangements because the allocations of cash distributions and tax benefits are not based on fixed ownership percentages. Therefore, the noncontrolling interest is accounted for under a balance sheet approach utilizing the hypothetical liquidation at book value (HLBV) method. The HLBV method calculates each partner's share of income based on the change in net equity the partner can legally claim in a hypothetical liquidation at the end of the period compared to the beginning of the period.

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
On March 2, 2018, the Alabama Department of Environmental Management (ADEM) issued proposed administrative orders assessing a penalty of $1.25 million to Alabama Power for unpermitted discharge of fluids and/or pollutants to groundwater at five electric generating plants. The proposed orders also require the submission to the ADEM of a plan with a schedule for implementation of a comprehensive groundwater investigation, including an assessment of corrective measures, a report evaluating any deficiencies at the facilities that may have led to the unpermitted discharges, and quarterly progress reports. Alabama Power is awaiting finalization of the orders. The ultimate outcome of this matter cannot be determined at this time.
Southern Company
In January 2017, a purported securities class action complaint was filed against Southern Company, certain of its officers, and certain former Mississippi Power officers in the U.S. District Court for the Northern District of Georgia, Atlanta Division, by Monroe County Employees' Retirement System on behalf of all persons who purchased shares of Southern Company's common stock between April 25, 2012 and October 29, 2013. The complaint alleges that Southern Company, certain of its officers, and certain former Mississippi Power officers

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

made materially false and misleading statements regarding the Kemper County energy facility in violation of certain provisions under the Securities Exchange Act of 1934, as amended. The complaint seeks, among other things, compensatory damages and litigation costs and attorneys' fees. In June 2017, the plaintiffs filed an amended complaint that provided additional detail about their claims, increased the purported class period by one day, and added certain other former Mississippi Power officers as defendants. In July 2017, the defendants filed a motion to dismiss the plaintiffs' amended complaint with prejudice, to which the plaintiffs filed an opposition in September 2017. On March 29, 2018, the U.S. District Court for the Northern District of Georgia, Atlanta Division, issued an order granting, in part, the defendants' motion to dismiss. The court dismissed certain claims against certain officers of Southern Company and Mississippi Power and dismissed the allegations related to a number of the statements that plaintiffs challenged as being false or misleading. On April 26, 2018, the defendants filed a motion for reconsideration of the court's order, seeking the dismissal of the remaining claims in the lawsuit.
In February 2017, Jean Vineyard filed a shareholder derivative lawsuit and, in May 2017, Judy Mesirov filed a shareholder derivative lawsuit, each in the U.S. District Court for the Northern District of Georgia. Each of these lawsuits names as defendants Southern Company, certain of its directors, certain of its officers, and certain former Mississippi Power officers. In August 2017, these two shareholder derivative lawsuits were consolidated in the U.S. District Court for the Northern District of Georgia and the court has deferred the consolidated case until after certain further action in the purported securities class action complaint discussed above. The complaints allege that the defendants caused Southern Company to make false or misleading statements regarding the Kemper County energy facility cost and schedule. Further, the complaints allege that the defendants were unjustly enriched and caused the waste of corporate assets and also allege that the individual defendants violated their fiduciary duties. Each plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and, on each plaintiff's own behalf, attorneys' fees and costs in bringing the lawsuit. Each plaintiff also seeks certain changes to Southern Company's corporate governance and internal processes.
In May 2017, Helen E. Piper Survivor's Trust filed a shareholder derivative lawsuit in the Superior Court of Gwinnett County, State of Georgia that names as defendants Southern Company, certain of its directors, certain of its officers, and certain former Mississippi Power officers. The complaint alleges that the individual defendants, among other things, breached their fiduciary duties in connection with schedule delays and cost overruns associated with the construction of the Kemper County energy facility. The complaint further alleges that the individual defendants authorized or failed to correct false and misleading statements regarding the Kemper County energy facility schedule and cost and failed to implement necessary internal controls to prevent harm to Southern Company. The plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and disgorgement of profits and, on its behalf, attorneys' fees and costs in bringing the lawsuit. The plaintiff also seeks certain unspecified changes to Southern Company's corporate governance and internal processes. The court has deferred the lawsuit until after certain further action in the purported securities class action complaint discussed above.
Southern Company believes these legal challenges have no merit; however, an adverse outcome in any of these proceedings could have an impact on Southern Company's results of operations, financial condition, and liquidity. Southern Company will vigorously defend itself in these matters, the ultimate outcome of which cannot be determined at this time.
Georgia Power
In 2011, plaintiffs filed a putative class action against Georgia Power in the Superior Court of Fulton County, Georgia alleging that Georgia Power's collection in rates of municipal franchise fees (all of which are remitted to municipalities) exceeded the amounts allowed in orders of the Georgia PSC and alleging certain state tort law claims. In 2016, the Georgia Court of Appeals reversed the trial court's previous dismissal of the case and remanded the case to the trial court for further proceedings. Georgia Power filed a petition for writ of certiorari with the Georgia Supreme Court, which was granted in August 2017. A decision from the Georgia Supreme Court is expected in late 2018. Georgia Power believes the plaintiffs' claims have no merit and intends to vigorously defend itself in this matter. The ultimate outcome of this matter cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Mississippi Power
In 2016, a complaint against Mississippi Power was filed in Harrison County Circuit Court (Circuit Court) by Biloxi Freezing & Processing Inc., Gulfside Casino Partnership, and John Carlton Dean, which was amended and refiled to include, among other things, Southern Company as a defendant. The individual plaintiff alleges that Mississippi Power and Southern Company violated the Mississippi Unfair Trade Practices Act. All plaintiffs have alleged that Mississippi Power and Southern Company concealed, falsely represented, and failed to fully disclose important facts concerning the cost and schedule of the Kemper County energy facility and that these alleged breaches have unjustly enriched Mississippi Power and Southern Company. The plaintiffs seek unspecified actual damages and punitive damages; ask the Circuit Court to appoint a receiver to oversee, operate, manage, and otherwise control all affairs relating to the Kemper County energy facility; ask the Circuit Court to revoke any licenses or certificates authorizing Mississippi Power or Southern Company to engage in any business related to the Kemper County energy facility in Mississippi; and seek attorney's fees, costs, and interest. The plaintiffs also seek an injunction to prevent any Kemper County energy facility costs from being charged to customers through electric rates. In June 2017, the Circuit Court ruled in favor of motions by Southern Company and Mississippi Power and dismissed the case. In July 2017, the plaintiffs filed notice of an appeal.
Southern Company and Mississippi Power believe this legal challenge has no merit; however, an adverse outcome in this proceeding could have a material impact on Southern Company's and Mississippi Power's results of operations, financial condition, and liquidity. Southern Company and Mississippi Power will vigorously defend itself in this matter, the ultimate outcome of which cannot be determined at this time.
Southern Power
During 2015, Southern Power indirectly acquired a 51% membership interest in RE Roserock LLC (Roserock), the owner of the Roserock facility in Pecos County, Texas, which was under construction by Recurrent Energy, LLC and was subsequently placed in service in November 2016. Prior to placing the facility in service, certain solar panels were damaged during installation. While the facility currently is generating energy consistent with operational expectations and PPA obligations, Southern Power is pursuing remedies under its insurance policies and other contracts to repair or replace these solar panels. In connection therewith, Southern Power is withholding payments of approximately $26 million from the construction contractor, who has placed a lien on the Roserock facility for the same amount. The amounts withheld are included in other accounts and notes payable and other current liabilities on Southern Company's consolidated balance sheets and other accounts payable and other current liabilities on Southern Power's consolidated balance sheets. In May 2017, Roserock filed a lawsuit in the state district court in Pecos County, Texas, against XL Insurance America, Inc. (XL) and North American Elite Insurance Company (North American Elite) seeking recovery from an insurance policy for damages resulting from a hail storm and certain installation practices by the construction contractor, McCarthy Building Companies, Inc. (McCarthy). Also in May 2017, Roserock filed a separate lawsuit against McCarthy in the state district court in Travis County, Texas alleging breach of contract and breach of warranty for the damages sustained at the Roserock facility, which has since been moved to the U.S. District Court for the Western District of Texas. Additionally in May 2017, McCarthy filed a counter lawsuit against Roserock, Array Technologies, Inc., Canadian Solar (USA), Inc., XL, and North American Elite in the U.S. District Court for the Western District of Texas alleging, among other things, breach of contract, and requesting foreclosure of mechanic's liens against Roserock. In July 2017, the U.S. District Court for the Western District of Texas consolidated the two pending lawsuits. In December 2017, the U.S. District Court for the Western District of Texas dismissed McCarthy's claims against Canadian Solar (USA), Inc. and dismissed cross-claims that XL and North American Elite had sought to bring against Roserock. Southern Power intends to vigorously pursue and defend these matters, the ultimate outcome of which cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Environmental Matters
Environmental Remediation
The Southern Company system must comply with environmental laws and regulations governing the handling and disposal of waste and releases of hazardous substances. Under these various laws and regulations, the Southern Company system could incur substantial costs to clean up affected sites. The traditional electric operating companies and the natural gas distribution utilities in Illinois, New Jersey, Georgia, and Florida have all received authority from their respective state PSCs or other applicable state regulatory agencies to recover approved environmental compliance costs through regulatory mechanisms. These regulatory mechanisms are adjusted annually or as necessary within limits approved by the state PSCs or other applicable state regulatory agencies.
Georgia Power's environmental remediation liability was $22 million as of both March 31, 2018 and December 31, 2017. Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected.
Gulf Power's environmental remediation liability includes estimated costs of environmental remediation projects of approximately $49 million and $52 million as of March 31, 2018 and December 31, 2017, respectively. These estimated costs primarily relate to site closure criteria by the Florida Department of Environmental Protection (FDEP) for potential impacts to soil and groundwater from herbicide applications at Gulf Power's substations. The schedule for completion of the remediation projects is subject to FDEP approval.
Southern Company Gas' environmental remediation liability was $369 million and $388 million as of March 31, 2018 and December 31, 2017, respectively, based on the estimated cost of environmental investigation and remediation associated with known current and former manufactured gas plant operating sites. These environmental remediation expenditures are recoverable from customers through rate mechanisms approved by the applicable state regulatory agencies of the natural gas distribution utilities, with the exception of one site representing $2 million of the total accrued remediation costs.
The ultimate outcome of these matters cannot be determined at this time; however, as a result of the regulatory treatment for environmental remediation expenses described above, the final disposition of these matters is not expected to have a material impact on the financial statements of Southern Company, Georgia Power, Gulf Power, or Southern Company Gas.
FERC Matters
Market-Based Rate Authority
The traditional electric operating companies and Southern Power have authority from the FERC to sell electricity at market-based rates. Since 2008, that authority, for certain balancing authority areas, has been conditioned on compliance with the requirements of an energy auction, which the FERC found to be tailored mitigation that addresses potential market power concerns. In accordance with FERC regulations governing such authority, the traditional electric operating companies and Southern Power filed a triennial market power analysis in 2014, which included continued reliance on the energy auction as tailored mitigation. In 2015, the FERC issued an order finding that the traditional electric operating companies' and Southern Power's existing tailored mitigation may not effectively mitigate the potential to exert market power in certain areas served by the traditional electric operating companies and in some adjacent areas. The FERC directed the traditional electric operating companies and Southern Power to show why market-based rate authority should not be revoked in these areas or to provide a mitigation plan to further address market power concerns. The traditional electric operating companies and Southern Power filed a request for rehearing and filed their response with the FERC in 2015.
In 2016, the traditional electric operating companies and Southern Power filed an amendment to their market-based rate tariff that proposed certain changes to the energy auction, as well as several non-tariff changes. In February 2017, the FERC issued an order accepting all such changes subject to an additional condition of cost-based price caps for certain sales outside of the energy auction, finding that all of these changes would provide adequate

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

alternative mitigation for the traditional electric operating companies' and Southern Power's potential to exert market power in certain areas served by the traditional electric operating companies and in some adjacent areas. In May 2017, the FERC accepted the traditional electric operating companies' and Southern Power's compliance filing accepting the terms of the order. While the FERC's February 2017 order references the market power proceeding discussed above, it remains a separate, ongoing matter.
In October 2017, the FERC issued an order in response to the traditional electric operating companies' and Southern Power's June 29, 2017 triennial updated market power analysis. The FERC directed the traditional electric operating companies and Southern Power to show cause within 60 days why market-based rate authority should not be revoked in certain areas adjacent to the area presently under mitigation in accordance with the February 2017 order or to provide a mitigation plan to further address market power concerns. In November 2017, the traditional electric operating companies and Southern Power responded to the FERC and proposed to resolve matters by applying the alternative mitigation authorized by the February 2017 order to the adjacent areas made the subject of the October 2017 order.
The ultimate outcome of these matters cannot be determined at this time.
Cooperative Energy Power Supply Agreement
See Note 3 to the financial statements of Mississippi Power under "FERC Matters – Cooperative Energy Power Supply Agreement" in Item 8 of the Form 10-K for additional information regarding Cooperative Energy's network integration transmission service agreement (NITSA) with SCS.
On March 23, 2018, the FERC accepted the amendment to the NITSA between Cooperative Energy and SCS, effective April 1, 2018.
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

Regulatory Clause	Balance Sheet Line Item	March 31, 2018	December 31, 2017
		(in millions)
Rate CNP Compliance	Deferred under recovered regulatory clause revenues	$15	$17
Rate CNP PPA	Deferred under recovered regulatory clause revenues	8	12
Retail Energy Cost Recovery	Deferred under recovered regulatory clause revenues	78	25
Natural Disaster Reserve	Other regulatory liabilities, deferred	38	38
On May 1, 2018, the Alabama PSC approved modifications to Rate RSE and other commitments designed to position Alabama Power to address the growing pressure on its credit quality resulting from the Tax Reform Legislation, without increasing retail rates under Rate RSE in the near term. Alabama Power plans to reduce growth in total debt by increasing equity, with corresponding reductions in debt issuances, thereby de-leveraging its capital structure. Alabama Power's goal is to achieve an equity ratio of approximately 55% by the end of 2025.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Rate RSE
The approved modifications to Rate RSE are effective June 2018 and applicable for January 2019 billings and thereafter. The modifications include reducing the top of the allowed weighted common equity return (WCER) range from 6.21% to 6.15% and modifications to the refund mechanism applicable to prior year actual results. The modifications to the refund mechanism allow Alabama Power to retain a portion of the revenue that causes the actual WCER for a given year to exceed the allowed range.
Generally, if Alabama Power's actual WCER range is between 6.15% and 7.65%, customers will receive 25% of the amount between 6.15% and 6.65%, 40% of the amount between 6.65% and 7.15%, and 75% of the amount between 7.15% and 7.65%. Customers will receive all amounts in excess of an actual WCER of 7.65%.
In conjunction with these modifications to Rate RSE, Alabama Power committed to a moratorium on any upward adjustments under Rate RSE for 2019 and 2020. Additionally, Alabama Power will return $50 million to customers through bill credits in 2019. Alabama Power typically has three to five business days to indicate its acceptance of the Alabama PSC's actions following issuance of the related Alabama PSC order. The ultimate outcome of this matter cannot be determined at this time.
In accordance with an established retail tariff that provides for an interim adjustment to customer billings to recognize the impact of a change in the statutory income tax rate, Alabama Power will also return approximately $257 million to retail customers through bill credits in the second half of 2018 as a result of the change in the federal income tax rate under the Tax Reform Legislation.
Rate ECR
On May 1, 2018, the Alabama PSC approved an increase to Rate ECR from 2.015 cents per KWH to 2.353 cents per KWH effective July 2018 which is expected to result in additional collections of approximately $100 million through December 31, 2018. The approved increase in the Rate ECR factor will have no significant effect on Alabama Power's net income, but will increase operating cash flows related to fuel cost recovery in 2018. The rate will return to 5.910 cents per KWH in 2019, absent a further order from the Alabama PSC. Alabama Power typically has three to five business days to indicate its acceptance of the Alabama PSC's actions following issuance of the related Alabama PSC order. The ultimate outcome of this matter cannot be determined at this time.
Accounting Order
On May 1, 2018, the Alabama PSC approved an accounting order that authorizes Alabama Power to defer the benefits of federal excess deferred income taxes associated with the Tax Reform Legislation for the year ending December 31, 2018 as a regulatory liability. Up to $30 million of such deferrals may be used to offset under-recovered amounts under Rate ECR, with any remaining amounts to be used for the benefit of customers as determined by the Alabama PSC. Alabama Power expects the benefits deferred to total approximately $30 million to $50 million. The ultimate outcome of this matter cannot be determined at this time. See Note 5 to the financial statements of Southern Company and Alabama Power under "Federal Tax Reform Legislation" and of Alabama Power under "Current and Deferred Income Taxes" in Item 8 of the Form 10-K for additional information.
Georgia Power
Georgia Power's revenues from regulated retail operations are collected through various rate mechanisms subject to the oversight of the Georgia PSC. Georgia Power currently recovers its costs from the regulated retail business through the 2013 ARP, which includes traditional base tariff rates, Demand-Side Management tariffs, Environmental Compliance Cost Recovery tariffs, and Municipal Franchise Fee tariffs. In addition, financing costs related to certified construction costs of Plant Vogtle Units 3 and 4 are being collected through the NCCR tariff and fuel costs are collected through a separate fuel cost recovery tariff. See "Nuclear Construction" herein and Note 3 to the financial statements of Southern Company under "Nuclear Construction" and Georgia Power under "Retail Regulatory Matters – Nuclear Construction" in Item 8 of the Form 10-K for additional information regarding the NCCR tariff. Also see "Fuel Cost Recovery" herein and Note 3 to the financial statements of Southern Company

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

under "Regulatory Matters – Georgia Power – Fuel Cost Recovery" and Georgia Power under "Retail Regulatory Matters – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information regarding fuel cost recovery.
Rate Plans
See Note 3 to the financial statements of Southern Company and Georgia Power under "Regulatory Matters – Georgia Power – Rate Plans" and "Retail Regulatory Matters – Rate Plans," respectively, in Item 8 of the Form 10-K for additional information regarding Georgia Power's 2013 ARP and the Georgia PSC's 2018 order related to the Tax Reform Legislation.
On April 3, 2018, the Georgia PSC approved a settlement agreement between Georgia Power and the staff of the Georgia PSC regarding the retail rate impact of the Tax Reform Legislation (Georgia Power Tax Reform Settlement Agreement). Pursuant to the Georgia Power Tax Reform Settlement Agreement, to reflect the federal income tax rate reduction impact of the Tax Reform Legislation, Georgia Power will refund to customers a total of $330 million through bill credits of $131 million in October 2018, $96 million in June 2019, and $103 million in February 2020. In addition, Georgia Power is deferring as a regulatory liability (i) the revenue equivalent of the tax expense reduction resulting from legislation lowering the Georgia state income tax rate from 6.00% to 5.75% in 2019 and (ii) the entire benefit of approximately $700 million in federal and state excess accumulated deferred income taxes. The amortization of these regulatory liabilities is expected to be addressed in Georgia Power's next base rate case, which is scheduled to be filed by July 1, 2019. If there is not a base rate case in 2019, customers will receive $185 million in annual bill credits beginning in 2020, with any additional federal and state income tax savings deferred as a regulatory liability, until Georgia Power's next base rate case.
To address the negative cash flow and credit metric impacts of the Tax Reform Legislation, the Georgia PSC also approved an increase in Georgia Power's retail equity ratio to the lower of (i) Georgia Power's actual common equity weight in its capital structure or (ii) 55%, until Georgia Power's next base rate case. Benefits from reduced federal income tax rates in excess of the amounts refunded to customers will be retained by Georgia Power to cover the carrying costs of the incremental equity in 2018 and 2019.
Fuel Cost Recovery
As of March 31, 2018 and December 31, 2017, Georgia Power's under recovered fuel balance totaled $156 million and $165 million, respectively, and is included in current assets on Southern Company's and Georgia Power's condensed balance sheets. The Georgia PSC will review Georgia Power's cumulative over or under recovered fuel balance no later than September 1, 2018 and evaluate the need to file a fuel case. Georgia Power continues to be allowed to adjust its fuel cost recovery rates under an interim fuel rider prior to the next fuel case if the under or over recovered fuel balance exceeds $200 million.
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
Retail Base Rate Case
See Note 3 to the financial statements of Southern Company and Gulf Power under "Regulatory Matters – Gulf Power – Retail Base Rate Cases" and "Retail Regulatory Matters – Retail Base Rate Cases," respectively, in Item 8 of the Form 10-K for additional information.
As a continuation of a settlement agreement approved by the Florida PSC in April 2017 (2017 Gulf Power Rate Case Settlement Agreement), on March 26, 2018, the Florida PSC approved a stipulation and settlement agreement

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

among Gulf Power and three intervenors addressing the retail revenue requirement effects of the Tax Reform Legislation (Gulf Power Tax Reform Settlement Agreement).
The Gulf Power Tax Reform Settlement Agreement results in annual reductions to Gulf Power's revenues of $18.2 million from base rates and $15.6 million from environmental cost recovery rates, implemented April 1, 2018, and also provides for a one-time refund of $69.4 million for the retail portion of unprotected (not subject to normalization) deferred tax liabilities through Gulf Power's fuel cost recovery rate over the remainder of 2018. As a result of the Gulf Power Tax Reform Settlement Agreement, the Florida PSC also approved an increase in Gulf Power's maximum equity ratio from 52.5% to 53.5% for all retail regulatory purposes.
As part of the Gulf Power Tax Reform Settlement Agreement, a limited scope proceeding to address protected deferred tax liabilities consistent with IRS normalization principles was initiated on April 30, 2018. Pending resolution of this proceeding, Gulf Power is deferring the related amounts for 2018 as a regulatory liability. Unless otherwise agreed to by the parties to the Gulf Power Tax Reform Settlement Agreement, amounts recorded in this regulatory liability will be refunded to retail customers in 2019 through Gulf Power's fuel cost recovery rates. The ultimate outcome of this matter cannot be determined at this time.
Cost Recovery Clauses
See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Cost Recovery Clauses" in Item 8 of the Form 10-K for additional information regarding Gulf Power's recovery of retail costs through various regulatory clauses and accounting orders, as approved by the Florida PSC. Regulatory clause recovery balances included in the balance sheets are as follows:

Regulatory Clause	Balance Sheet Line Item	March 31, 2018	December 31, 2017
		(in millions)
Fuel Cost Recovery	Under recovered regulatory clause revenues	$4	$22
Purchased Power Capacity Recovery	Under recovered regulatory clause revenues	4	2
Environmental Cost Recovery(*)	Under recovered regulatory clause revenues	2	2

(*)
At March 31, 2018 and December 31, 2017, the under recovered balance included in the balance sheets represents the current portion of the regulatory assets associated with projected environmental expenditures of approximately $12 million and $13 million, respectively, partially offset by the over recovered environmental cost recovery balance of approximately $10 million and $11 million, respectively.

Mississippi Power
See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters" in Item 8 of the Form 10-K for additional information.
On April 10, 2018, the Mississippi PSC stated its intent to begin an operations review process for investor-owned utilities in Mississippi and instructed its legal staff and the Mississippi Public Utilities Staff to prepare an order and request for proposals for a review of Mississippi Power. Mississippi Power expects that the review will include its cost recovery framework and an analysis of potential participation in a regional transmission organization. The ultimate outcome of this matter cannot be determined at this time.
Performance Evaluation Plan
In 2014, 2015, 2016, and 2017, Mississippi Power submitted its annual PEP lookback filings for the prior years, which for 2013 and 2014 each indicated no surcharge or refund and for each of 2015 and 2016 indicated a $5 million surcharge. Additionally, in July 2016, in November 2016, and on November 15, 2017, Mississippi Power submitted its annual projected PEP filings for 2016, 2017, and 2018, respectively, which for 2016 and 2017

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

indicated no change in rates and for 2018 indicated a rate increase of 4%, or $38 million in annual revenues. The Mississippi PSC suspended each of these filings to allow more time for review.
On February 7, 2018, Mississippi Power revised its annual projected PEP filing for 2018 to reflect the impacts of the Tax Reform Legislation. The revised filing requests an increase of $26 million in annual revenues, based on a performance adjusted ROE of 9.33% and an increased equity ratio of 55%. The Mississippi PSC is expected to rule on this request in mid-2018.
On March 22, 2018, Mississippi Power submitted its annual PEP lookback filing for 2017, which reflected no surcharge or refund.
The ultimate outcome of these matters cannot be determined at this time.
Environmental Compliance Overview Plan
On February 14, 2018, Mississippi Power submitted its ECO Plan filing for 2018, including the effects of the Tax Reform Legislation, which requested the maximum 2% annual increase in revenues, or approximately $17 million, primarily related to the carryforward from the prior year. Approximately $13 million of related revenue requirements in excess of the 2% maximum, along with related carrying costs, remains deferred for inclusion in the 2019 filing. The Mississippi PSC is expected to rule on this request in mid-2018. The ultimate outcome of this matter cannot be determined at this time.
Fuel Cost Recovery
At March 31, 2018, the amount of over-recovered retail fuel costs included in other regulatory liabilities, current on the condensed balance sheet was approximately $3 million compared to an approximately $6 million under-recovered balance in other accounts and notes receivable at December 31, 2017.
Ad Valorem Tax Adjustment
On March 23, 2018, Mississippi Power submitted its annual ad valorem tax adjustment factor filing for 2018, which included an annual rate increase of 0.8%, or $7 million in annual retail revenues, primarily due to increased assessments. The ultimate outcome of this matter cannot be determined at this time.
Southern Company Gas
See Note 3 to the financial statements of Southern Company and Southern Company Gas under "Regulatory Matters – Southern Company Gas" and "Regulatory Matters," respectively, in Item 8 of the Form 10-K for additional information regarding Southern Company Gas' regulatory matters.
Riders
On April 19, 2018, the Illinois Commission approved Nicor Gas' variable income tax adjustment rider. This rider provides for refund or recovery of changes in income tax expense that result from income tax rates that differ from those used in Nicor Gas' last rate case. Customer refunds related to the 2018 impacts are expected to begin in July 2018.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Base Rate Cases
Settled Base Rate Case
In October 2017, Florida City Gas filed a general base rate case with the Florida PSC requesting an annual revenue increase of $19 million, which included an interim rate increase of $5 million annually that was approved and became effective January 12, 2018, subject to refund. On March 26, 2018, the Florida PSC approved a settlement that, after including the impact of the Tax Reform Legislation, provides for an $11.5 million increase in annual base rate revenues, effective June 1, 2018, based on a ROE of 10.19%. Under the terms of the settlement, Florida City Gas agreed not to file a new base rate case with an effective date prior to June 1, 2022 and will receive full recovery of the costs related to its LNG facility to be constructed through additional increases in annual base rate revenues of $2.5 million on June 1, 2019 or the in-service date, whichever is later, and $1.3 million on December 1, 2019. If the facility is placed in service after December 1, 2019, the entire additional $3.8 million increase will take effect upon the in-service date of the LNG facility.
Pending Base Rate Cases
On February 15, 2018, Chattanooga Gas filed a general base rate case with the Tennessee Public Utility Commission (PUC) requesting a $7 million increase in annual base rate revenues. The requested increase, which, in accordance with a Tennessee PUC order, incorporated the effects of the Tax Reform Legislation, was based on a projected test year ending June 30, 2019 and a ROE of 11.25%. The Tennessee PUC is expected to rule on the requested increase in the third quarter 2018.
In December 2017, Atlanta Gas Light filed its 2018 annual rate adjustment with the Georgia PSC, which, if approved, would have increased annual base rate revenues by $22 million, effective June 1, 2018. On February 23, 2018, Atlanta Gas Light revised its filing to reflect the impacts of the Tax Reform Legislation. The revised request replaced the $22 million rate increase with a $16 million rate reduction for customers in 2018. The revised request maintains the previously authorized earnings band based on a return on equity between 10.55% and 10.95% and proposes to increase the equity ratio by 3% to an equity ratio of 54% to address the negative cash flow and credit metric impacts of the Tax Reform Legislation. Atlanta Gas Light also notified the Georgia PSC that it intends to seek a further equity ratio increase of 2% to an equity ratio of 56% in its 2019 filing. The Georgia PSC is expected to rule on the revised request in the second quarter 2018.
In accordance with an Illinois Commission order and pursuant to its rehearing request, on April 13, 2018, Nicor Gas filed for revised base rates with the Illinois Commission, which would result in a decrease of approximately $44 million in annual base rate revenues effective in the second quarter 2018 to incorporate the reduction in the federal income tax rate as a result of the Tax Reform Legislation. Nicor Gas' previously-authorized capital structure and ROE of 9.8% were not addressed in the rehearing and remain unchanged. The Illinois Commission is expected to rule on the request on May 2, 2018.
The ultimate outcome of these matters cannot be determined at this time.
Other
The New Jersey BPU, Maryland PSC, and Virginia Commission each issued an order effective January 1, 2018 that requires utilities in their respective states to defer as a regulatory liability the impact of the Tax Reform Legislation, including the reduction in the corporate income tax rate to 21% and the impact of excess deferred income taxes. On March 26, 2018, the New Jersey BPU approved an $11 million reduction in Elizabethtown Gas' annual base rate revenues effective April 1, 2018 on an interim basis, subject to refund, pending final approval. On March 28, 2018, the Maryland PSC approved a $0.1 million reduction in Elkton Gas' annual base rate revenues effective April 1, 2018. Credits will be issued to customers in New Jersey and Maryland later in 2018 for the impact of the Tax Reform Legislation on the January 2018 through March 2018 billing periods. On April 25, 2018, the Virginia Commission issued an order indicating that any proposal beyond a proposed base rate reduction to reflect the cost savings from the Tax Reform Legislation must be made through a general base rate case. Virginia Natural Gas expects to finalize its strategy to address the impacts of the Tax Reform Legislation on or before July 1, 2018.

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
Nuclear Construction
See Note 3 to the financial statements of Southern Company and Georgia Power under "Nuclear Construction" and "Retail Regulatory Matters – Nuclear Construction," respectively, in Item 8 of the Form 10-K for additional information regarding Georgia Power's construction of Plant Vogtle Units 3 and 4, VCM reports, and the NCCR tariff.
Project Status
In 2009, the Georgia PSC certified construction of Plant Vogtle Units 3 and 4. In 2012, the NRC issued the related combined construction and operating licenses, which allowed full construction of the two AP1000 nuclear units (with electric generating capacity of approximately 1,100 MWs each) and related facilities to begin. Until March 2017, construction on Plant Vogtle Units 3 and 4 continued under the Vogtle 3 and 4 Agreement, which was a substantially fixed price agreement. In March 2017, the EPC Contractor filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.
In connection with the EPC Contractor's bankruptcy filing, Georgia Power, acting for itself and as agent for the Vogtle Owners, entered into the Interim Assessment Agreement with the EPC Contractor to allow construction to continue. The Interim Assessment Agreement expired in July 2017 when the Vogtle Services Agreement became effective. In August 2017, following completion of comprehensive cost to complete and cancellation cost assessments, Georgia Power filed its seventeenth VCM report with the Georgia PSC, which included a recommendation to continue construction of Plant Vogtle Units 3 and 4, with Southern Nuclear serving as project manager and Bechtel serving as the primary construction contractor. In December 2017, the Georgia PSC approved Georgia Power's recommendation to continue construction.
Georgia Power expects Plant Vogtle Units 3 and 4 to be placed in service by November 2021 and November 2022, respectively. Georgia Power's capital cost forecast for its 45.7% proportionate share of Plant Vogtle Units 3 and 4 is $8.8 billion ($7.3 billion after reflecting $1.7 billion received from Toshiba in 2017 under the Guarantee Settlement Agreement and $188 million in Customer Refunds recognized as a regulatory liability in 2017). Georgia Power's CWIP balance for Plant Vogtle Units 3 and 4 was $3.6 billion at March 31, 2018, which is net of the Guarantee Settlement Agreement payments less the Customer Refunds. Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.1 billion, of which $1.6 billion had been incurred through March 31, 2018.
Vogtle 3 and 4 Contracts
Effective in July 2017, Georgia Power, acting for itself and as agent for the other Vogtle Owners, and the EPC Contractor entered into the Vogtle Services Agreement, whereby Westinghouse will provide facility design and engineering services, procurement and technical support, and staff augmentation on a time and materials cost basis. The Vogtle Services Agreement will continue until the start-up and testing of Plant Vogtle Units 3 and 4 are complete and electricity is generated and sold from both units. The Vogtle Services Agreement is terminable by the Vogtle Owners upon 30 days' written notice.
In October 2017, Georgia Power, acting for itself and as agent for the other Vogtle Owners, entered into a construction completion agreement with Bechtel, whereby Bechtel will serve as the primary contractor for the

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

remaining construction activities for Plant Vogtle Units 3 and 4 (Bechtel Agreement). The Bechtel Agreement is a cost reimbursable plus fee arrangement, whereby Bechtel is reimbursed for actual costs plus a base fee and an at-risk fee, which is subject to adjustment based on Bechtel's performance against cost and schedule targets. Each Vogtle Owner is severally (not jointly) liable for its proportionate share, based on its ownership interest, of all amounts owed to Bechtel under the Bechtel Agreement. The Vogtle Owners may terminate the Bechtel Agreement at any time for their convenience, provided that the Vogtle Owners will be required to pay amounts related to work performed prior to the termination (including the applicable portion of the base fee), certain termination-related costs, and, at certain stages of the work, the applicable portion of the at-risk fee. Bechtel may terminate the Bechtel Agreement under certain circumstances, including certain Vogtle Owner suspensions of work, certain breaches of the Bechtel Agreement by the Vogtle Owners, Vogtle Owner insolvency, and certain other events. Pursuant to the Loan Guarantee Agreement between Georgia Power and the DOE, Georgia Power is required to obtain the DOE's approval of the Bechtel Agreement prior to obtaining any further advances under the Loan Guarantee Agreement.
In November 2017, the Vogtle Owners entered into an amendment to their joint ownership agreements for Plant Vogtle Units 3 and 4 (as amended, Vogtle Joint Ownership Agreements) to provide for, among other conditions, additional Vogtle Owner approval requirements. Pursuant to the Vogtle Joint Ownership Agreements, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction if certain adverse events occur, including (i) the bankruptcy of Toshiba; (ii) termination or rejection in bankruptcy of certain agreements, including the Vogtle Services Agreement or the Bechtel Agreement; (iii) the Georgia PSC or Georgia Power determines that any of Georgia Power's costs relating to the construction of Plant Vogtle Units 3 and 4 will not be recovered in retail rates because such costs are deemed unreasonable or imprudent; or (iv) an increase in the construction budget contained in the seventeenth VCM report of more than $1 billion or extension of the project schedule contained in the seventeenth VCM report of more than one year. In addition, pursuant to the Vogtle Joint Ownership Agreements, the required approval of holders of ownership interests in Plant Vogtle Units 3 and 4 is at least (i) 90% for a change of the primary construction contractor and (ii) 67% for material amendments to the Vogtle Services Agreement or agreements with Southern Nuclear or the primary construction contractor, including the Bechtel Agreement. The Vogtle Joint Ownership Agreements also confirm that the Vogtle Owners' sole recourse against Georgia Power or Southern Nuclear for any action or inaction in connection with their performance as agent for the Vogtle Owners is limited to removal of Georgia Power and/or Southern Nuclear as agent, except in cases of willful misconduct.
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. As of March 31, 2018, Georgia Power had recovered approximately $1.6 billion of financing costs. On March 20, 2018, the Georgia PSC approved a decrease to the NCCR tariff of approximately $50 million, effective April 1, 2018.
Georgia Power is required to file semi-annual VCM reports with the Georgia PSC by February 28 and August 31 each year. In 2013, in connection with the eighth VCM report, the Georgia PSC approved a stipulation between Georgia Power and the staff of the Georgia PSC to waive the requirement to amend the Plant Vogtle Units 3 and 4 certificate in accordance with the 2009 certification order until the completion of Plant Vogtle Unit 3, or earlier if deemed appropriate by the Georgia PSC and Georgia Power.
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) certain recommendations made by Georgia Power in the seventeenth VCM report and modifying the Vogtle Cost Settlement Agreement. The Vogtle Cost Settlement Agreement, as modified by the January 11, 2018 order, resolved the following regulatory matters related to Plant

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the amounts paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and Customer Refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and deemed reasonable Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap and that prudence decisions on cost recovery will be made at a later date, consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC in the 2013 ARP) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that upon Unit 3 reaching commercial operation, retail base rates would be adjusted to include carrying costs on those capital costs deemed prudent in the Vogtle Cost Settlement Agreement. The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $25 million in 2017 and are estimated to have negative earnings impacts of approximately $100 million in 2018 and an aggregate of $585 million from 2019 to 2022. In its January 11, 2018 order, the Georgia PSC stated if other certain conditions and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, both Georgia Power and the Georgia PSC reserve the right to reconsider the decision to continue construction.
On February 12, 2018, Georgia Interfaith Power & Light, Inc. and Partnership for Southern Equity, Inc. filed a petition appealing the Georgia PSC's January 11, 2018 order with the Fulton County Superior Court. On March 8, 2018, Georgia Watch filed a similar appeal to the Fulton County Superior Court for judicial review of the Georgia PSC's final decision and denial of Georgia Watch's motion for reconsideration. Georgia Power believes the two appeals have no merit; however, an adverse outcome in either appeal could have a material impact on Southern Company's and Georgia Power's results of operations, financial condition, and liquidity.
The IRS has allocated PTCs to each of Plant Vogtle Units 3 and 4. The nominal value of Georgia Power's portion of the PTCs is approximately $500 million per unit.
The Georgia PSC has approved seventeen VCM reports covering the periods through June 30, 2017, including total construction capital costs incurred through that date of $4.4 billion. Georgia Power filed its eighteenth VCM report on February 28, 2018 requesting approval of $448 million of construction capital costs (excluding the $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and the $188 million in Customer Refunds recognized as a regulatory liability) incurred from July 1, 2017 through December 31, 2017.
The ultimate outcome of these matters cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4 with in-service dates of November 2021 and November 2022, respectively, is as follows:

(in billions)
Project capital cost forecast	$7.3
Net investment as of March 31, 2018	(3.7)
Remaining estimate to complete	$3.6
Note: Excludes financing costs capitalized through AFUDC and is net of $1.7 billion received from Toshiba in 2017 under the Guarantee Settlement Agreement and $188 million in Customer Refunds recognized as a regulatory liability in 2017.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.1 billion, of which $1.6 billion had been incurred through March 31, 2018.
Subsequent to the EPC Contractor bankruptcy filing, a number of subcontractors to the EPC Contractor alleged non-payment by the EPC Contractor for amounts owed for work performed on Plant Vogtle Units 3 and 4. Georgia Power, acting for itself and as agent for the Vogtle Owners, has taken actions to remove liens filed by these subcontractors through the posting of surety bonds. Related to such liens, certain subcontractors have filed, and additional subcontractors may file, lawsuits against the EPC Contractor and the Vogtle Owners to preserve their payment rights with respect to such claims. All amounts associated with the removal of subcontractor liens and other EPC Contractor pre-petition accounts payable have been paid or accrued as of March 31, 2018.
As construction continues, challenges with management of contractors, subcontractors, and vendors, labor productivity and availability, fabrication, delivery, assembly, and installation of plant systems, structures, and components (some of which are based on new technology and have not yet operated in the global nuclear industry at this scale), or other issues could arise and change the projected schedule and estimated cost.
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the NRC. Various design and other licensing-based compliance matters, including the timely resolution of Inspections, Tests, Analyses, and Acceptance Criteria and the related approvals by the NRC, may arise, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.
The ultimate outcome of these matters cannot be determined at this time.
DOE Financing
As of March 31, 2018, Georgia Power had borrowed $2.6 billion related to Plant Vogtle Units 3 and 4 costs through the Loan Guarantee Agreement and a multi-advance credit facility among Georgia Power, the DOE, and the FFB, which provides for borrowings of up to $3.46 billion, subject to the satisfaction of certain conditions. In September 2017, the DOE issued a conditional commitment to Georgia Power for up to approximately $1.67 billion in additional guaranteed loans under the Loan Guarantee Agreement. This conditional commitment expires on June 30, 2018, subject to any further extension approved by the DOE. Final approval and issuance of these additional loan guarantees by the DOE cannot be assured and are subject to the negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions. See Note 6 to the financial statements of Southern Company and Georgia Power under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information, including applicable covenants, events of default, mandatory prepayment events, and conditions to borrowing.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The ultimate outcome of these matters cannot be determined at this time.
Kemper County Energy Facility
For additional information on the Kemper County energy facility, see Note 3 to the financial statements of Southern Company and Mississippi Power under "Kemper County Energy Facility" in Item 8 of the Form 10-K.
As the mining permit holder for the Kemper County energy facility, Liberty Fuels Company, LLC has a legal obligation to perform mine reclamation, and Mississippi Power has a contractual obligation to fund all reclamation activities. Mine reclamation began in the first quarter 2018. See Note 1 to the financial statements of Southern Company and Mississippi Power under "Asset Retirement Obligations and Other Costs of Removal" and of Mississippi Power under "Variable Interest Entities" in Item 8 of the Form 10-K for additional information.
During the first quarter 2018, Mississippi Power recorded charges to income of $44 million ($33 million after tax), primarily resulting from the abandonment and related closure activities for the mine and gasifier-related assets at the Kemper County energy facility. Additional closure costs for the mine and gasifier-related assets, including ash disposal, currently estimated to cost up to $50 million pre-tax (excluding salvage), are expected to be incurred during the remainder of 2018 and 2019. In addition, period costs, including, but not limited to, costs for compliance and safety, ARO accretion, and property taxes for the mine and gasifier-related assets, are estimated at $4 million for the remainder of 2018, $4 million in 2019, and $1 million annually beginning in 2020. The ultimate outcome of this matter cannot be determined at this time.
Other Matters
Investments in Leveraged Leases
See Note 1 to the financial statements of Southern Company under "Leveraged Leases" in Item 8 of the Form 10-K for additional information regarding a Southern Company Holdings Inc. (Southern Holdings) subsidiary's leveraged lease agreements and concerns about the financial and operational performance of one of the lessees and the associated generation assets.
The ability of the lessees to make required payments to the Southern Holdings subsidiary is dependent on the operational performance of the assets. As a result of operational improvements in the first quarter 2018, the June 2018 lease payment is currently expected to be paid in full. However, operational issues and resulting cash liquidity challenges persist and significant concerns continue regarding the lessee's ability to make the remaining semi-annual lease payments, including the lease payment due in December 2018. These operational challenges may also impact the expected residual value of the assets at the end of the lease term in 2047. If any future lease payment is not paid in full, the Southern Holdings subsidiary may be unable to make its corresponding payment to the holders of the underlying non-recourse debt related to the generation assets. Failure to make the required payment to the debtholders would represent an event of default that would give the debtholders the right to foreclose on, and take ownership of, the generation assets from the Southern Holdings subsidiary, in effect terminating the lease and resulting in the write-off of the related lease receivable which had a balance of approximately $86 million as of March 31, 2018. Southern Company has evaluated the recoverability of the lease receivable and the expected residual value of the generation assets at the end of the lease under various scenarios and has concluded that its investment in the leveraged lease is not impaired as of March 31, 2018. Southern Company will continue to monitor the operational performance of the underlying assets and evaluate the ability of the lessee to continue to make the required lease payments. The ultimate outcome of this matter cannot be determined at this time.
Natural Gas Storage
A wholly-owned subsidiary of Southern Company Gas owns and operates a natural gas storage facility consisting of two salt dome caverns in Louisiana. Periodic integrity tests are required in accordance with rules of the Louisiana Department of Natural Resources (DNR). In August 2017, in connection with an ongoing integrity project, updated seismic mapping indicated the proximity of one of the caverns to the edge of the salt dome may be less than the required minimum and could result in Southern Company Gas retiring the cavern early. At March 31, 2018, the

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

facility's property, plant, and equipment had a net book value of $111 million, of which the cavern itself represents approximately 20%. A potential early retirement of this cavern is dependent upon several factors including compliance with an order from the Louisiana DNR detailing the requirements to place the cavern back in service, which includes, among other things, obtaining core samples to determine the composition of the sheath surrounding the edge of the salt dome.
The cavern continues to maintain its pressures and overall structural integrity. Southern Company Gas intends to monitor the cavern and comply with the Louisiana DNR order through 2020 and place the cavern back in service in 2021. These events were considered in connection with Southern Company Gas' 2017 long-lived asset impairment analysis, which determined there was no impairment. Any future changes in results of monitoring activities, rates at which expiring capacity contracts are re-contracted, timing of placing the cavern back in service, or Louisiana DNR requirements could trigger impairment. Further, early retirement of the cavern could trigger impairment of other long-lived assets associated with the natural gas storage facility. The ultimate outcome of this matter cannot be determined at this time, but could have a significant impact on Southern Company's financial statements and a material impact on Southern Company Gas' financial statements.

(C)	REVENUE FROM CONTRACTS WITH CUSTOMERS
The registrants generate revenues from a variety of sources, some of which are excluded from the scope of ASC 606, such as leases, derivatives, and certain cost recovery mechanisms. See Note (A) under "Recently Adopted Accounting Standards – Revenue" for additional information on the adoption of ASC 606 for revenue from contracts with customers.
The majority of the revenues of the traditional electric operating companies and Southern Company Gas are generated from contracts with retail electric and natural gas distribution customers. Revenues from this integrated service to deliver electricity or gas when and if called upon by the customer is recognized as a single performance obligation satisfied over time and is recognized at a tariff rate as electricity or gas is delivered to the customer during the month. The traditional electric operating companies and Southern Company Gas exclude taxes imposed on the customer and collected on behalf of governmental agencies to be remitted to these agencies from the transaction price in determining the revenue related to contracts with a customer.
The traditional electric operating companies and Southern Power also have contracts with multiple performance obligations, such as capacity and energy in a wholesale PPA, where the contract's total transaction price is allocated to each performance obligation based on the standalone selling price. The standalone selling price is primarily determined by the price charged to customers for the specific goods or services transferred with the performance obligations. Generally, the registrants recognize revenue as the performance obligations are satisfied over time as electricity or natural gas is delivered to the customer or as generation capacity is available to the customer. At Southern Company Gas, the performance obligations related to wholesale gas services are satisfied, and revenue is recognized, at a point in time when natural gas is delivered to the customer.
The registrants generally have a right to consideration in an amount that corresponds directly with the value to the customer of the entity's performance completed to date and may recognize revenue in the amount to which the entity has a right to invoice and has elected to recognize revenue for its sales of electricity, capacity, and natural gas using the invoice practical expedient. In addition, payment for goods and services rendered is typically due in the subsequent month following satisfaction of the registrants' performance obligation.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The following tables disaggregate revenue sources for the three months ended March 31, 2018:

For the Three Months Ended March 31, 2018
(in millions)
Southern Company
Operating revenues
Retail electric revenues(a)
Residential	$1,539
Commercial	1,243
Industrial	756
Other	30
Natural gas distribution revenues	1,224
Alternative revenue programs(b)	(24)
Total retail electric and gas distribution revenues	$4,768
Wholesale energy revenues(c)(d)	468
Wholesale capacity revenues(d)	151
Other natural gas revenues(e)	407
Other revenues(f)	578
Total operating revenues	$6,372

(a)
Retail electric revenues include $18 million of leases and a net increase of $117 million from certain cost recovery mechanisms that are not accounted for as revenue under ASC 606. See Note 3 to the financial statements of Southern Company under "Regulatory Matters" in Item 8 of the Form 10-K for additional information on cost recovery mechanisms.

(b)
See Note 1 to the financial statements of Southern Company under "Revenues" in Item 8 of the Form 10-K for additional information on alternative revenue programs at the natural gas distribution utilities. Alternative revenue program revenues are presented net of any previously recognized program amounts billed to customers during the same accounting period.

(c)
Wholesale energy revenues include $93 million of revenues accounted for as derivatives, primarily related to revenues from short-term sales related to physical energy sales from uncovered capacity in the wholesale electricity market. See Note (I) for additional information on energy-related derivative contracts.

(d)	Wholesale energy and wholesale capacity revenues include $69 million and $30 million, respectively, of PPA contracts accounted for as leases.

(e)
Other natural gas revenues related to Southern Company Gas' energy and risk management activities are presented net of the related costs of those activities and include gross third-party revenues of $1.9 billion, of which $1.1 billion relates to contracts that are accounted for as derivatives. See Note (L) under "Southern Company Gas" for additional information on the components of wholesale gas services operating revenues.

(f)	Other revenues include $90 million of revenues not accounted for under ASC 606.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	For the Three Months Ended March 31, 2018
	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
Operating revenues
Retail revenues(a)(b)
Residential	$570	$744	$165	$60
Commercial	371	717	92	62
Industrial	338	316	32	70
Other	6	21	1	2
Total retail electric revenues	$1,285	$1,798	$290	$194
Wholesale energy revenues(c)	101	40	35	93
Wholesale capacity revenues	24	14	6	4
Other revenues(b)(d)	63	109	17	11
Total operating revenues	$1,473	$1,961	$348	$302

(a)
Retail revenues at Alabama Power, Georgia Power, Gulf Power, and Mississippi Power include a net increase or (net reduction) of $47 million, $10 million, $(16) million, and $76 million, respectively, related to certain cost recovery mechanisms that are not accounted for as revenue under ASC 606. See Note 3 to the financial statements of Alabama Power, Georgia Power, Gulf Power, and Mississippi Power under "Retail Regulatory Matters" in Item 8 of the Form 10-K for additional information on cost recovery mechanisms.

(b)	Retail revenues and other revenues at Georgia Power include $18 million and $33 million, respectively, of revenues accounted for as leases.

(c)
Wholesale energy revenues at Alabama Power, Georgia Power, Gulf Power, and Mississippi Power include $5 million, $7 million, $1 million, and $1 million, respectively, accounted for as derivatives primarily related to physical energy sales in the forward and spot markets. See Note (I) for additional information on energy-related derivative contracts.

(d)	Other revenues at Alabama Power, Georgia Power, and Gulf Power include $25 million, $26 million, and $2 million, respectively, of revenues not accounted for under ASC 606.

For the Three Months Ended March 31, 2018
(in millions)
Southern Power
PPA capacity revenues(a)	$138
PPA energy revenues(a)	254
Non-PPA revenues(b)	115
Other revenues	2
Total operating revenues	$509

(a)
PPA capacity revenues and PPA energy revenues include $47 million and $76 million, respectively, related to PPAs accounted for as leases. See Note 1 to the financial statements of Southern Power under "Revenues" in Item 8 of the Form 10-K for additional information on capacity revenues accounted for as leases.

(b)
Non-PPA revenues include $79 million of revenues from short-term sales related to physical energy sales from uncovered capacity in the wholesale electricity market. See Note 1 to the financial statements of Southern Power under "Revenues" in Item 8 of the Form 10-K and Note (I) for additional information on energy-related derivative contracts.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

For the Three Months Ended March 31, 2018
(in millions)
Southern Company Gas
Operating revenues
Natural gas distribution revenues
Residential	$660
Commercial	192
Transportation	277
Industrial	17
Other	78
Alternative revenue programs(a)	(24)
Total natural gas distribution revenues	$1,200
Gas marketing services(b)	271
Wholesale gas services(c)	146
Gas midstream operations	22
Total operating revenues	$1,639

(a)
See Note 1 to the financial statements of Southern Company Gas under "Revenues" in Item 8 of the Form 10-K for additional information on alternative revenue programs at the natural gas distribution utilities. Alternative revenue program revenues are presented net of any previously recognized program amounts billed to customers during the same accounting period.

(b)
Gas marketing services includes $3 million and $1 million of revenues accounted for as derivatives and leases, respectively. See Note (I) for additional information on energy-related derivative contracts.

(c)
Wholesale gas services revenues are presented net of the related costs associated with its energy trading and risk management activities. Operating revenues, as presented, include gross third-party revenues of $1.9 billion, of which $1.1 billion relates to contracts that are accounted for as derivatives. See Note (L) under "Southern Company Gas" for additional information on the components of wholesale gas services operating revenues and Note (I) for additional information on energy-related derivative contracts.

Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers as of March 31, 2018:

	Receivables	Contract Assets	Contract Liabilities
	(in millions)
Southern Company	$2,607	$60	$52
Alabama Power	507	—	11
Georgia Power	600	29	5
Gulf Power	129	—	1
Mississippi Power	64	—	—
Southern Power	78	—	4
Southern Company Gas	948	—	15
As of March 31, 2018, Alabama Power had contract liabilities for outstanding performance obligations primarily related to extended service agreements. Georgia Power had contract assets primarily related to fixed retail customer bill programs where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over the one-year contract term, as well as unregulated service agreements where payment is contingent on project completion. Southern Company Gas' contract liability relates to collections from customers received in advance of the satisfaction of related performance obligations, primarily associated with maintenance and warranty contracts for residential and commercial appliances. Southern Company's unregulated

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

distributed generation business had $31 million and $20 million of contract assets and contract liabilities, respectively, remaining for outstanding performance obligations.
Remaining Performance Obligations
The traditional electric operating companies and Southern Power have long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. These contracts primarily relate to PPAs whereby the traditional electric operating companies and Southern Power provide electricity and generation capacity to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related to certain fixed price contracts. Revenues from contracts with customers related to these performance obligations remaining at March 31, 2018 are expected to be recognized as follows:

	2018	2019	2020	2021	2022	2023 and Thereafter
	(in millions)
Southern Company	$458	$403	$369	$358	$345	$2,161
Alabama Power	16	21	22	26	22	161
Georgia Power	31	41	38	40	30	113
Gulf Power	16	22	—	—	—	—
Mississippi Power	2	3	3	1	—	—
Southern Power	384	350	330	313	312	2,010

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(D)	FAIR VALUE MEASUREMENTS
As of March 31, 2018, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using:
As of March 31, 2018:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)(b)	$360	$172	$—	$—	$532
Foreign currency derivatives	—	182	—	—	182
Nuclear decommissioning trusts(c)	776	1,019	—	32	1,827
Cash equivalents	1,664	—	—	—	1,664
Other investments	9	—	1	—	10
Total	$2,809	$1,373	$1	$32	$4,215
Liabilities:
Energy-related derivatives(a)(b)	$506	$136	$—	$—	$642
Interest rate derivatives	—	61	—	—	61
Foreign currency derivatives	—	22	—	—	22
Contingent consideration	—	—	22	—	22
Total	$506	$219	$22	$—	$747

Alabama Power
Assets:
Energy-related derivatives	$—	$3	$—	$—	$3
Nuclear decommissioning trusts:(d)
Domestic equity	437	83	—	—	520
Foreign equity	63	58	—	—	121
U.S. Treasury and government agency securities	—	19	—	—	19
Corporate bonds	21	162	—	—	183
Mortgage and asset backed securities	—	17	—	—	17
Private Equity	—	—	—	32	32
Other	6	—	—	—	6
Cash equivalents	459	—	—	—	459
Total	$986	$342	$—	$32	$1,360
Liabilities:
Energy-related derivatives	$—	$8	$—	$—	$8

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
As of March 31, 2018:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Georgia Power
Assets:
Energy-related derivatives	$—	$5	$—	$—	$5
Nuclear decommissioning trusts:(d) (e)
Domestic equity	238	1	—	—	239
Foreign equity	—	141	—	—	141
U.S. Treasury and government agency securities	—	241	—	—	241
Municipal bonds	—	76	—	—	76
Corporate bonds	—	168	—	—	168
Mortgage and asset backed securities	—	40	—	—	40
Other	11	14	—	—	25
Cash equivalents	1,055	—	—	—	1,055
Total	$1,304	$686	$—	$—	$1,990
Liabilities:
Energy-related derivatives	$—	$18	$—	$—	$18
Interest rate derivatives	—	8	—	—	8
Total	$—	$26	$—	$—	$26

Gulf Power
Assets:
Cash equivalents	$27	$—	$—	$—	$27
Liabilities:
Energy-related derivatives	$—	$17	$—	$—	$17

Mississippi Power
Assets:
Energy-related derivatives	$—	$2	$—	$—	$2
Cash equivalents	103	—	—	—	103
Total	$103	$2	$—	$—	$105
Liabilities:
Energy-related derivatives	$—	$8	$—	$—	$8

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
As of March 31, 2018:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Power
Assets:
Energy-related derivatives	$—	$4	$—	$—	$4
Foreign currency derivatives	—	182	—	—	182
Total	$—	$186	$—	$—	$186
Liabilities:
Energy-related derivatives	$—	$3	$—	$—	$3
Foreign currency derivatives	—	22	—	—	22
Contingent consideration	—	—	22	—	22
Total	$—	$25	$22	$—	$47

Southern Company Gas
Assets:
Energy-related derivatives(a)(b)	$360	$158	$—	$—	$518
Liabilities:
Energy-related derivatives(a)(b)	$506	$82	$—	$—	$588

(a)	Excludes $4 million associated with premiums and certain weather derivatives accounted for based on intrinsic value rather than fair value.

(b)	Excludes cash collateral of $223 million.

(c)	For additional detail, see the nuclear decommissioning trusts sections for Alabama Power and Georgia Power in this table.

(d)	Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies.

(e)
Includes the investment securities pledged to creditors and collateral received and excludes payables related to the securities lending program. As of March 31, 2018, approximately $76 million of the fair market value of Georgia Power's nuclear decommissioning trust funds' securities were on loan to creditors under the funds' managers' securities lending program.

Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. The fair value of the funds at Southern Company, including reinvested interest and dividends and excluding the funds' expenses, decreased by $11 million and increased by $63 million for the three months ended March 31, 2018 and 2017, respectively. Alabama Power recorded a decrease in fair value of $5 million and an increase of $34 million for the three months ended March 31, 2018 and 2017, respectively, as a change in regulatory liabilities related to its AROs. Georgia Power recorded a decrease in fair value of $6 million and an increase of $29 million for the three months ended March 31, 2018 and 2017, respectively, as a change in its regulatory asset related to its AROs.
Valuation Methodologies
The energy-related derivatives primarily consist of exchange-traded and over-the-counter financial products for natural gas and physical power products, including, from time to time, basis swaps. These are standard products used within the energy industry and are valued using the market approach. The inputs used are mainly from observable market sources, such as forward natural gas prices, power prices, implied volatility, and overnight index swap interest rates. Interest rate derivatives are also standard over-the-counter products that are valued using observable market data and assumptions commonly used by market participants. The fair value of interest rate

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

derivatives reflects the net present value of expected payments and receipts under the swap agreement based on the market's expectation of future interest rates. Additional inputs to the net present value calculation may include the contract terms, counterparty credit risk, and occasionally, implied volatility of interest rate options. The fair value of cross-currency swaps reflects the net present value of expected payments and receipts under the swap agreement based on the market's expectation of future foreign currency exchange rates. Additional inputs to the net present value calculation may include the contract terms, counterparty credit risk, and discount rates. The interest rate derivatives and cross-currency swaps are categorized as Level 2 under Fair Value Measurements as these inputs are based on observable data and valuations of similar instruments. See Note (I) for additional information on how these derivatives are used.
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
Southern Power has contingent payment obligations related to certain acquisitions whereby Southern Power is primarily obligated to make generation-based payments to the seller, which commenced at the commercial operation date of the respective facility and continue through 2026. The obligation is categorized as Level 3 under Fair Value Measurements as the fair value is determined using significant unobservable inputs for the forecasted facility generation in MW-hours, as well as other inputs such as a fixed dollar amount per MW-hour, and a discount rate. The fair value of contingent consideration reflects the net present value of expected payments and any periodic change arising from forecasted generation is expected to be immaterial.
"Other investments" include investments that are not traded in the open market. The fair value of these investments has been determined based on market factors including comparable multiples and the expectations regarding cash flows and business plan executions.
As of March 31, 2018, the fair value measurements of private equity investments held in the nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient, as well as the nature and risks of those investments, were as follows:

As of March 31, 2018:	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
	(in millions)
Southern Company	$32	$19	Not Applicable	Not Applicable
Alabama Power	$32	$19	Not Applicable	Not Applicable
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

As of March 31, 2018, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Carrying Amount	Fair Value
	(in millions)
Long-term debt, including securities due within one year:
Southern Company	$47,479	$48,836
Alabama Power	7,626	8,093
Georgia Power	11,402	11,851
Gulf Power	1,285	1,317
Mississippi Power	1,781	1,790
Southern Power	5,878	6,006
Southern Company Gas	6,036	6,276
The fair values are determined using Level 2 measurements and are based on quoted market prices for the same or similar issues or on the current rates available to Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Southern Power, and Southern Company Gas.

(E)	STOCKHOLDERS' EQUITY
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

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(in millions)
As reported shares	1,011	993
Effect of options and performance share award units	5	7
Diluted shares	1,016	1,000
Stock options and performance share award units that were not included in the diluted earnings per share calculation because they were anti-dilutive were immaterial for the three months ended March 31, 2018 and 2017.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Changes in Stockholders' Equity
The following table presents year-to-date changes in stockholders' equity of Southern Company:

	Number of Common Shares		Common Stockholders' Equity	Preferred and Preference Stock of Subsidiaries		Total Stockholders' Equity
	Issued	Treasury			Noncontrolling Interests(*)
	(in thousands)		(in millions)
Balance at December 31, 2017	1,008,532	(929)	$24,167	$—	$1,361	$25,528
Consolidated net income attributable to Southern Company	—	—	938	—	—	938
Other comprehensive income	—	—	30	—	—	30
Stock issued	4,055	—	113	—	—	113
Stock-based compensation	—	—	36	—	—	36
Cash dividends on common stock	—	—	(586)	—	—	(586)
Contributions from noncontrolling interests	—	—	—	—	9	9
Distributions to noncontrolling interests	—	—	—	—	(13)	(13)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(6)	(6)
Other	—	(33)	(22)	—	(2)	(24)
Balance at March 31, 2018	1,012,587	(962)	$24,676	$—	$1,349	$26,025

Balance at December 31, 2016	991,213	(819)	$24,758	$609	$1,245	$26,612
Consolidated net income attributable to Southern Company	—	—	658	—	—	658
Other comprehensive income (loss)	—	—	(9)	—	—	(9)
Stock issued	4,240	—	186	—	—	186
Stock-based compensation	—	—	57	—	—	57
Cash dividends on common stock	—	—	(556)	—	—	(556)
Contributions from noncontrolling interests	—	—	—	—	71	71
Distributions to noncontrolling interests	—	—	—	—	(18)	(18)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(4)	(4)
Other	—	(35)	—	—	(1)	(1)
Balance at March 31, 2017	995,453	(854)	$25,094	$609	$1,293	$26,996

(*)
Primarily related to Southern Power Company and excludes redeemable noncontrolling interests. See Note 10 to the financial statements of Southern Power in Item 8 of the Form 10-K for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(F)	FINANCING
See Note 6 to the financial statements of Southern Company and Georgia Power under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information regarding Georgia Power's Loan Guarantee Agreement.
Bank Credit Arrangements
Bank credit arrangements provide liquidity support to the registrants' commercial paper borrowings and the traditional electric operating companies' revenue bonds. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support as of March 31, 2018 was approximately $1.5 billion (comprised of approximately $854 million at Alabama Power, $550 million at Georgia Power, $82 million at Gulf Power, and $40 million at Mississippi Power). In addition, at March 31, 2018, the traditional electric operating companies had approximately $437 million (comprised of approximately $120 million at Alabama Power, $192 million at Georgia Power, $75 million at Gulf Power, and $50 million at Mississippi Power) of revenue bonds outstanding that were required to be remarketed within the next 12 months. Subsequent to March 31, 2018, $55 million of these pollution control revenue bonds of Georgia Power were purchased and held by Georgia Power. See Note 6 to the financial statements of each registrant under "Bank Credit Arrangements" in Item 8 of the Form 10-K and "Financing Activities" herein for additional information.
The following table outlines the committed credit arrangements by company as of March 31, 2018:

	Expires						Executable Term Loans		Expires Within One Year
Company	2018	2019	2020	2022	Total	Unused	One Year	Two Years	Term Out	No Term Out
	(in millions)
Southern Company(a)	$—	$—	$—	$2,000	$2,000	$1,999	$—	$—	$—	$—
Alabama Power	35	—	500	800	1,335	1,335	—	—	—	35
Georgia Power	—	—	—	1,750	1,750	1,736	—	—	—	—
Gulf Power	20	25	235	—	280	280	45	—	20	—
Mississippi Power	100	—	—	—	100	100	—	—	—	100
Southern Power Company(b)	—	—	—	750	750	728	—	—	—	—
Southern Company Gas(c)	—	—	—	1,900	1,900	1,890	—	—	—	—
Other	30	—	—	—	30	30	20	—	20	10
Southern Company Consolidated	$185	$25	$735	$7,200	$8,145	$8,098	$65	$—	$40	$145

(a)	Represents the Southern Company parent entity.

(b)	Does not include Southern Power's $120 million continuing letter of credit facility for standby letters of credit expiring in 2019, of which $21 million remains unused at March 31, 2018.

(c)
Southern Company Gas, as the parent entity, guarantees the obligations of Southern Company Gas Capital, which is the borrower of $1.4 billion of these arrangements. Southern Company Gas' committed credit arrangements also include $500 million for which Nicor Gas is the borrower and which is restricted for working capital needs of Nicor Gas.

Subject to applicable market conditions, Southern Company and its subsidiaries expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, Southern Company and its subsidiaries may extend the maturity dates and/or increase or decrease the lending commitments thereunder.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Financing Activities
The following table outlines the long-term debt financing activities for Southern Company and its subsidiaries for the first three months of 2018:

Company	Senior Note Issuances	Revenue Bond Maturities, Redemptions, and Repurchases	Other Long-Term Debt Redemptions and Maturities(*)
	(in millions)
Georgia Power	$—	$278	$102
Mississippi Power	600	—	900
Other	—	—	3
Southern Company Consolidated	$600	$278	$1,005

(*)	Includes reductions in capital lease obligations resulting from cash payments under capital leases.
Southern Company
In March 2018, Southern Company entered into a $900 million short-term floating rate bank loan bearing interest based on one-month LIBOR. The proceeds were used for working capital and other general corporate purposes.
Georgia Power
In January 2018, Georgia Power repaid its outstanding $150 million and $100 million floating rate bank loans due May 31, 2018 and October 26, 2018, respectively.
In March 2018, Georgia Power purchased and held $104.6 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), First Series 2013 and $173 million aggregate principal amount of Development Authority of Bartow County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Bowen Project), First Series 2009. Georgia Power may reoffer these bonds to the public at a later date.
Mississippi Power
In March 2018, Mississippi Power issued $300 million aggregate principal amount of Series 2018A Floating Rate Senior Notes due March 27, 2020 bearing interest based on three-month LIBOR and $300 million aggregate principal amount of Series 2018B 3.95% Senior Notes due March 30, 2028. In March 2018, Mississippi Power also entered into a $300 million short-term floating rate bank loan bearing interest based on one-month LIBOR, of which $125 million was repaid subsequent to March 31, 2018. Mississippi Power used the proceeds from these financings to repay the entire $900 million principal amount of its unsecured term loan.
Southern Company Gas
On January 4, 2018, Southern Company Gas issued a floating rate promissory note to Southern Company in an aggregate principal amount of $100 million bearing interest based on one-month LIBOR. On March 28, 2018, Southern Company Gas repaid this promissory note.
Subsequent to March 31, 2018, Pivotal Utility Holdings caused $20 million aggregate principal amount of gas facility revenue bonds to be redeemed and provided notice of its intent to cause, on May 23, 2018, the remaining $180 million aggregate principal amount of gas facility revenue bonds issued for its benefit to be redeemed. Subsequent to March 31, 2018, Pivotal Utility Holdings, as borrower, and Southern Company Gas, as guarantor, entered into a $181 million short-term delayed draw floating rate bank term loan agreement. Pivotal Utility Holdings has the right to borrow up to $181 million on or before May 31, 2018, upon satisfaction of certain customary conditions. Pivotal Utility Holdings expects the proceeds to be used to repay the remaining $180 million of gas facility revenue bonds.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(G)	RETIREMENT BENEFITS
On January 1, 2018, the qualified defined benefit pension plan of Southern Company Gas was merged into the qualified defined benefit pension plan of Southern Company. Following the plan merger, Southern Company has a qualified defined benefit, trusteed, pension plan covering substantially all employees, with the exception of employees at PowerSecure. The Southern Company qualified defined benefit pension plan is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA). No mandatory contributions to the Southern Company qualified defined benefit pension plan are anticipated for the year ending December 31, 2018.
In addition, the Southern Company Gas non-qualified retirement plans were merged into the Southern Company non-qualified retirement plan (defined benefit and defined contribution). Following the non-qualified retirement plan mergers, Southern Company continues to provide certain non-qualified defined benefits for a select group of management and highly compensated employees, which are funded on a cash basis.
Furthermore, Southern Company provides certain medical care and life insurance benefits for retired employees through other postretirement benefit plans. The traditional electric operating companies fund related other postretirement trusts to the extent required by their respective regulatory commissions. Southern Company Gas also provides certain medical care and life insurance benefits for eligible retired employees through a postretirement benefit plan. Southern Company Gas has a separate unfunded supplemental retirement health care plan that provides medical care and life insurance benefits to employees of discontinued businesses.
As indicated in Note (A), the registrants adopted ASU 2017-07 as of January 1, 2018. ASU 2017-07 requires that an employer report the service cost component of net periodic benefit costs in the same line item or items as other compensation costs and requires the other components of net periodic benefit costs to be separately presented in the statements of income outside of income from operations. The presentation requirements of ASU 2017-07 have been applied retrospectively with the service cost component of net periodic benefit costs included in operations and maintenance and all other components of net periodic benefit costs included in other income (expense), net in the statements of income for the three months ended March 31, 2017.
With respect to the presentation requirements, the registrants have used the practical expedient provided by ASU 2017-07, which permits an employer to use the amounts disclosed in its retirement benefits footnote for prior comparative periods as the estimation basis for applying the retrospective presentation requirements to those periods. The amounts of the other components of net periodic benefit costs reclassified for the prior period are presented in the following tables.
See Note 2 to the financial statements of each registrant in Item 8 of the Form 10-K for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Components of the net periodic benefit costs for the three months ended March 31, 2018 and 2017 are presented in the following tables.

Three Months Ended March 31, 2018	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Pension Plans
Service cost	$90	$19	$22	$4	$4	$2	$8
Interest cost	116	25	35	5	5	1	10
Expected return on plan assets	(236)	(51)	(74)	(10)	(10)	(3)	(18)
Amortization:
Prior service costs	1	—	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	—	3
Net (gain)/loss	53	14	17	2	3	1	3
Net periodic pension cost (income)	$24	$7	$—	$1	$2	$1	$5
Postretirement Benefits
Service cost	$6	$1	$2	$—	$—	$—	$1
Interest cost	19	4	7	1	1	—	2
Expected return on plan assets	(17)	(6)	(6)	—	—	—	(2)
Amortization:
Prior service costs	2	1	—	—	—	—	—
Regulatory asset	—	—	—	—	—	—	1
Net (gain)/loss	3	—	2	—	—	—	—
Net periodic postretirement benefit cost	$13	$—	$5	$1	$1	$—	$2

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Three Months Ended March 31, 2017(*)	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Company Gas
	(in millions)
Pension Plans
Service cost	$73	$16	$19	$3	$4	$6
Interest cost	114	24	34	5	5	10
Expected return on plan assets	(224)	(49)	(71)	(10)	(10)	(18)
Amortization:
Prior service costs	3	1	1	—	—	—
Net (gain)/loss	40	10	14	2	2	5
Net periodic pension cost (income)	$6	$2	$(3)	$—	$1	$3
Postretirement Benefits
Service cost	$6	$1	$2	$—	$—	$1
Interest cost	20	5	7	1	1	3
Expected return on plan assets	(16)	(6)	(6)	—	—	(2)
Amortization:
Prior service costs	2	1	—	—	—	(1)
Net (gain)/loss	2	—	2	—	—	1
Net periodic postretirement benefit cost	$14	$1	$5	$1	$1	$2

(*)	Excludes Southern Power since Southern Power did not participate in the qualified pension and postretirement benefit plans until December 2017.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(H)	INCOME TAXES
See Note 5 to the financial statements of each registrant in Item 8 of the Form 10-K for additional tax information.
Federal Tax Reform Legislation
Following the enactment of the Tax Reform Legislation, the SEC staff issued Staff Accounting Bulletin 118 – "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" (SAB 118), which provides for a measurement period of up to one year from the enactment date to complete accounting under GAAP for the tax effects of the legislation. Due to the complex and comprehensive nature of the enacted tax law changes, and their application under GAAP, the registrants consider all amounts recorded in the financial statements as a result of the Tax Reform Legislation to be "provisional" as discussed in SAB 118 and subject to revision. Each of the registrants are awaiting additional guidance from industry and income tax authorities in order to finalize its accounting. The ultimate impact of the Tax Reform Legislation on deferred income tax assets and liabilities and the related regulatory assets and liabilities cannot be determined at this time. See Note (B) under "Regulatory Matters" for additional information.
Current and Deferred Income Taxes
Tax Credit Carryforwards
Southern Company had federal ITC and PTC carryforwards (primarily related to Southern Power) totaling $2.3 billion as of March 31, 2018 compared to $2.1 billion as of December 31, 2017.
The federal ITC carryforwards begin expiring in 2034 but are expected to be fully utilized by 2027. The PTC carryforwards begin expiring in 2032 but are expected to be utilized by 2027. The estimated tax credit utilization reflects a 2018 abandonment loss related to certain Kemper County energy facility expenditures. The expected utilization of tax credit carryforwards could be further delayed by numerous factors, including the acquisition of additional renewable projects and increased generation at existing wind facilities. The ultimate outcome of these matters cannot be determined at this time.
Effective Tax Rate
Each registrant's effective tax rate for the three months ended March 31, 2018 varied significantly as compared to the corresponding period in 2017 due to the 14% lower 2018 federal tax rate resulting from the Tax Reform Legislation.
Southern Company
Southern Company's effective tax rate is typically lower than the statutory rate due to employee stock plans' dividend deduction, non-taxable AFUDC equity, and federal income tax benefits from ITCs and PTCs.
Southern Company's effective tax rate was 10.8% for the three months ended March 31, 2018 compared to 32.1% for the corresponding period in 2017. The effective tax rate decrease was primarily due to the lower federal tax rate in 2018 as a result of the Tax Reform Legislation, as well as net state income tax benefits related to changes in state apportionment rates arising from the reorganization of Southern Power's legal entities as discussed further herein.
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
Mississippi Power
Mississippi Power's effective tax (benefit) rate was (34.7)% for the three months ended March 31, 2018 compared to (58.7)% for the corresponding period in 2017. In addition to the reduction in the federal corporate income tax rate as a result of the Tax Reform Legislation, the effective tax rate increase was primarily due to lower estimated losses

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

on the Kemper IGCC for the three months ended March 31, 2018 compared to the corresponding period in 2017, partially offset by non-deductible AFUDC equity in 2017.
Southern Power
Southern Power's effective tax (benefit) rate was (647.0)% for the three months ended March 31, 2018 compared to (385.9)% for the corresponding period in 2017. In addition to the reduction in the federal corporate income tax rate as a result of the Tax Reform Legislation, the effective tax rate decrease was primarily due to net state income tax benefits related to certain changes in apportionment rates arising from the reorganization of Southern Power's legal entities as described below.
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
Legal Entity Reorganization
In March 2018, Southern Power substantially completed a legal entity reorganization of various direct and indirect subsidiaries that own and operate substantially all of its solar facilities, including certain subsidiaries owned in partnership with various third parties. The reorganization resulted in net state tax benefits related to certain changes in apportionment rates totaling approximately $50 million, which were recorded in the first quarter 2018. In April 2018, Southern Power completed the final stage of the reorganization resulting in additional net state tax benefits of approximately $4 million.
Unrecognized Tax Benefits
See Note 5 to the financial statements of each registrant under "Unrecognized Tax Benefits" in Item 8 of the Form 10-K for additional information.
The registrants had no unrecognized tax benefits as of March 31, 2018. It is reasonably possible that the amount of the unrecognized tax benefits could change within 12 months. The settlement of federal and state audits could impact the balances significantly. At this time, an estimate of the range of reasonably possible outcomes cannot be determined.

(I)	DERIVATIVES
Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas are exposed to market risks, including commodity price risk, interest rate risk, weather risk, and occasionally foreign currency exchange rate risk. To manage the volatility attributable to these exposures, each company nets its exposures, where possible, to take advantage of natural offsets and enters into various derivative transactions for the remaining exposures pursuant to each company's policies in areas such as counterparty exposure and risk management practices. Southern Company Gas' wholesale gas operations use various contracts in its commercial activities that generally meet the definition of derivatives. For the traditional electric operating companies, Southern Power, and Southern Company Gas' other businesses, each company's policy is that derivatives are to be used primarily for hedging purposes and mandates strict adherence to all applicable risk management policies. Derivative positions are monitored using techniques including, but not limited to, market valuation, value at risk, stress testing, and sensitivity analysis. Derivative instruments are recognized at fair value in the balance sheets as either assets or liabilities and are presented on a net basis. See Note (D) for additional information. In the statements of cash flows, the cash impacts of settled energy-related and interest rate derivatives are recorded as operating activities. The cash impacts of settled foreign currency derivatives are classified as operating or financing activities to correspond with classification of the hedged interest or principal, respectively.
The registrants adopted ASU 2017-12 as of January 1, 2018. See Note (A) under "Recently Adopted Accounting Standards – Other" for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Energy-Related Derivatives
Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas enter into energy-related derivatives to hedge exposures to electricity, natural gas, and other fuel price changes. However, due to cost-based rate regulations and other various cost recovery mechanisms, the traditional electric operating companies and the natural gas distribution utilities have limited exposure to market volatility in energy-related commodity prices. Each of the traditional electric operating companies and certain of the natural gas distribution utilities of Southern Company Gas manage fuel-hedging programs, implemented per the guidelines of their respective state PSCs or other applicable state regulatory agencies, through the use of financial derivative contracts, which is expected to continue to mitigate price volatility. The Florida PSC extended the moratorium on Gulf Power's fuel-hedging program until January 1, 2021 in connection with the 2017 Gulf Power Rate Case Settlement Agreement. The moratorium does not have an impact on the recovery of existing hedges entered into under the previously-approved hedging program. The traditional electric operating companies (with respect to wholesale generating capacity) and Southern Power have limited exposure to market volatility in energy-related commodity prices because their long-term sales contracts shift substantially all fuel cost responsibility to the purchaser. However, the traditional electric operating companies and Southern Power may be exposed to market volatility in energy-related commodity prices to the extent any uncontracted capacity is used to sell electricity. Southern Company Gas retains exposure to price changes that can, in a volatile energy market, be material and can adversely affect its results of operations.
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

•
Cash Flow Hedges — Gains and losses on energy-related derivatives designated as cash flow hedges (which are mainly used to hedge anticipated purchases and sales) are initially deferred in OCI before being recognized in the statements of income in the same period and in the same income statement line item as the earnings effect of the hedged transactions.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

At March 31, 2018, the net volume of energy-related derivative contracts for natural gas positions for the Southern Company system, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	670	2021	2026
Alabama Power	74	2021	—
Georgia Power	167	2021	—
Gulf Power	17	2020	—
Mississippi Power	59	2021	—
Southern Power	14	2020	2018
Southern Company Gas(*)	339	2020	2026

(*)
Southern Company's and Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of long natural gas positions of 3.6 billion mmBtu and short natural gas positions of 3.3 billion mmBtu as of March 31, 2018, which is also included in Southern Company's total volume.

In addition to the volumes discussed above, the traditional electric operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 31 million mmBtu for Southern Company, 5 million mmBtu for Alabama Power, 9 million mmBtu for Georgia Power, 3 million mmBtu for Gulf Power, 4 million mmBtu for Mississippi Power, and 10 million mmBtu for Southern Power.
For cash flow hedges of energy-related derivatives, the amounts expected to be reclassified from accumulated OCI to earnings for the next 12-month period ending March 31, 2019 are immaterial for all registrants.
Interest Rate Derivatives
Southern Company and certain subsidiaries may also enter into interest rate derivatives to hedge exposure to changes in interest rates. The derivatives employed as hedging instruments are structured to minimize ineffectiveness. Derivatives related to existing variable rate securities or forecasted transactions are accounted for as cash flow hedges where the derivatives' fair value gains or losses are recorded in OCI and are reclassified into earnings at the same time and presented on the same income statement line item as the earnings effect of the hedged transactions. Derivatives related to existing fixed rate securities are accounted for as fair value hedges, where the derivatives' fair value gains or losses and hedged items' fair value gains or losses are both recorded directly to earnings on the same income statement line item. Fair value gains or losses on derivatives that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

At March 31, 2018, the following interest rate derivatives were outstanding:

	Notional Amount	Interest Rate Received	Weighted Average Interest Rate Paid	Hedge Maturity Date	Fair Value Gain (Loss) at March 31, 2018
	(in millions)				(in millions)
Fair Value Hedges of Existing Debt
Southern Company(*)	$300	2.75%	3-month LIBOR + 0.92%	June 2020	$(5)
Southern Company(*)	1,500	2.35%	1-month LIBOR + 0.87%	July 2021	(50)
Georgia Power	250	5.40%	3-month LIBOR + 4.02%	June 2018	(1)
Georgia Power	500	1.95%	3-month LIBOR + 0.76%	December 2018	(4)
Georgia Power	200	4.25%	3-month LIBOR + 2.46%	December 2019	(2)
Southern Company Consolidated	$2,750				$(62)

(*)	Represents the Southern Company parent entity.
The estimated pre-tax gains (losses) related to interest rate derivatives expected to be reclassified from accumulated OCI to interest expense for the next 12-month period ending March 31, 2019 are $(20) million for Southern Company and immaterial for all other registrants. Southern Company and certain subsidiaries have deferred gains and losses expected to be amortized into earnings through 2046.
Foreign Currency Derivatives
Southern Company and certain subsidiaries may also enter into foreign currency derivatives to hedge exposure to changes in foreign currency exchange rates, such as that arising from the issuance of debt denominated in a currency other than U.S. dollars. Derivatives related to forecasted transactions are accounted for as cash flow hedges where the derivatives' fair value gains or losses are recorded in OCI and are reclassified into earnings at the same time and on the same income statement line as the earnings effect of the hedged transactions, including foreign currency gains or losses arising from changes in the U.S. currency exchange rates. The derivatives employed as hedging instruments are structured to minimize ineffectiveness.
At March 31, 2018, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) at March 31, 2018
	(in millions)		(in millions)			(in millions)
Cash Flow Hedges of Existing Debt
Southern Power	$677	2.95%	€600	1.00%	June 2022	$83
Southern Power	564	3.78%	500	1.85%	June 2026	77
Total	$1,241		€1,100			$160

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The estimated pre-tax gains (losses) related to foreign currency derivatives that will be reclassified from accumulated OCI to earnings for the next 12-month period ending March 31, 2019 are $(22) million for Southern Company and Southern Power.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

	As of March 31, 2018		As of December 31, 2017
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$7	$28	$10	$43
Other deferred charges and assets/Other deferred credits and liabilities	4	27	7	24
Total derivatives designated as hedging instruments for regulatory purposes	$11	$55	$17	$67
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$3	$3	$3	$14
Other deferred charges and assets/Other deferred credits and liabilities	1	1	—	—
Interest rate derivatives:
Other current assets/Other current liabilities	—	14	1	4
Other deferred charges and assets/Other deferred credits and liabilities	—	47	—	34
Foreign currency derivatives:
Other current assets/Other current liabilities	—	22	—	23
Other deferred charges and assets/Other deferred credits and liabilities	182	—	129	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$186	$87	$133	$75
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets/Other current liabilities	$283	$299	$380	$437
Other deferred charges and assets/Other deferred credits and liabilities	234	284	170	215
Total derivatives not designated as hedging instruments	$517	$583	$550	$652
Gross amounts recognized	$714	$725	$700	$794
Gross amounts offset(a)	$(336)	$(559)	$(405)	$(598)
Net amounts recognized in the Balance Sheets(b)	$378	$166	$295	$196

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	As of March 31, 2018		As of December 31, 2017
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Alabama Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$2	$3	$2	$6
Other deferred charges and assets/Other deferred credits and liabilities	1	5	2	4
Total derivatives designated as hedging instruments for regulatory purposes	$3	$8	$4	$10
Gross amounts recognized	$3	$8	$4	$10
Gross amounts offset	$(2)	$(2)	$(4)	$(4)
Net amounts recognized in the Balance Sheets	$1	$6	$—	$6

Georgia Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$3	$6	$2	$9
Other deferred charges and assets/Other deferred credits and liabilities	2	12	4	10
Total derivatives designated as hedging instruments for regulatory purposes	$5	$18	$6	$19
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current assets/Other current liabilities	$—	$6	$—	$4
Other deferred charges and assets/Other deferred credits and liabilities	—	2	—	1
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$—	$8	$—	$5
Gross amounts recognized	$5	$26	$6	$24
Gross amounts offset	$(5)	$(5)	$(6)	$(6)
Net amounts recognized in the Balance Sheets	$—	$21	$—	$18

Gulf Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$—	$11	$—	$14
Other deferred charges and assets/Other deferred credits and liabilities	—	6	—	7
Total derivatives designated as hedging instruments for regulatory purposes	$—	$17	$—	$21
Gross amounts recognized	$—	$17	$—	$21
Gross amounts offset	$—	$—	$—	$—
Net amounts recognized in the Balance Sheets	$—	$17	$—	$21

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	As of March 31, 2018		As of December 31, 2017
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)

Mississippi Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$1	$4	$1	$6
Other deferred charges and assets/Other deferred credits and liabilities	1	4	1	3
Total derivatives designated as hedging instruments for regulatory purposes	$2	$8	$2	$9
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current assets/Other current liabilities	$—	$—	$1	$—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$—	$—	$1	$—
Gross amounts recognized	$2	$8	$3	$9
Gross amounts offset	$(2)	$(2)	$(2)	$(2)
Net amounts recognized in the Balance Sheets	$—	$6	$1	$7

Southern Power
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$3	$2	$3	$11
Other deferred charges and assets/Other deferred credits and liabilities	1	1	—	—
Foreign currency derivatives:
Other current assets/Other current liabilities	—	22	—	23
Other deferred charges and assets/Other deferred credits and liabilities	182	—	129	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$186	$25	$132	$34
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets/Other current liabilities	$—	$—	$—	$2
Gross amounts recognized	$186	$25	$132	$36
Gross amounts offset	$(1)	$(1)	$(3)	$(3)
Net amounts recognized in the Balance Sheets	$185	$24	$129	$33

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	As of March 31, 2018		As of December 31, 2017
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)

Southern Company Gas
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$1	$4	$5	$8
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$—	$1	$—	$3
Derivatives not designated as hedging instruments
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$283	$299	$379	$434
Other deferred charges and assets/Other deferred credits and liabilities	234	284	170	215
Total derivatives not designated as hedging instruments	$517	$583	$549	$649
Gross amounts of recognized	$518	$588	$554	$660
Gross amounts offset(a)	$(325)	$(548)	$(390)	$(583)
Net amounts recognized in the Balance Sheets(b)	$193	$40	$164	$77

(a)	Gross amounts offset include cash collateral held on deposit in broker margin accounts of $223 million and $193 million as of March 31, 2018 and December 31, 2017, respectively.

(b)
Net amounts of derivative instruments outstanding exclude premium and intrinsic value associated with weather derivatives of $4 million and $11 million as of March 31, 2018 and December 31, 2017, respectively.

At March 31, 2018 and December 31, 2017, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet at March 31, 2018
Derivative Category and Balance Sheet Location	Southern Company(*)	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Company Gas(*)
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(20)	$(1)	$(3)	$(11)	$(3)	$(2)
Other regulatory assets, deferred	(23)	(4)	(10)	(6)	(3)	—
Other regulatory liabilities, current	7	—	—	—	—	7
Total energy-related derivative gains (losses)	$(36)	$(5)	$(13)	$(17)	$(6)	$5

(*)	Fair value gains and losses recorded in regulatory assets and liabilities include cash collateral held on deposit in broker margin accounts of $8 million at March 31, 2018.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet at December 31, 2017
Derivative Category and Balance Sheet Location	Southern Company(*)	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Company Gas(*)
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(34)	$(4)	$(7)	$(14)	$(5)	$(4)
Other regulatory assets, deferred	(18)	(3)	(6)	(7)	(2)	—
Other regulatory liabilities, current	7	—	—	—	—	7
Other regulatory liabilities, deferred	1	1	—	—	—	—
Total energy-related derivative gains (losses)	$(44)	$(6)	$(13)	$(21)	$(7)	$3

(*)	Fair value gains and losses recorded in regulatory assets and liabilities include cash collateral held on deposit in broker margin accounts of $6 million at December 31, 2017.
For the three months ended March 31, 2018 and 2017, the pre-tax effects of cash flow hedge accounting on accumulated OCI were as follows:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative		Gain (Loss) Reclassified from Accumulated OCI into Income
			Statements of Income Location	Amount
	2018	2017		2018	2017
	(in millions)			(in millions)
Southern Company
Energy-related derivatives	$12	$(11)	Depreciation and amortization	$1	$(4)
			Cost of natural gas	(2)	—
Interest rate derivatives	(2)	1	Interest expense, net of amounts capitalized	(5)	(5)
Foreign currency derivatives	53	(4)	Interest expense, net of amounts capitalized	(5)	(6)
			Other income (expense), net(*)	36	17
Total	$63	$(14)		$25	$2
Southern Power
Energy-related derivatives	$11	$(8)	Depreciation and amortization	$1	$(4)
Foreign currency derivatives	53	(4)	Interest expense, net of amounts capitalized	(5)	(6)
			Other income (expense), net(*)	36	17
Total	$64	$(12)		$32	$7

(*)
The reclassification from accumulated OCI into other income (expense), net completely offsets currency gains and losses arising from changes in the U.S. currency exchange rates used to record the euro-denominated notes.

For the three months ended March 31, 2018 and 2017, the pre-tax effects of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments on accumulated OCI were immaterial for the other registrants.
For the three months ended March 31, 2017, there was no material ineffectiveness recorded in earnings for any registrant. Upon the adoption of ASU 2017-12, beginning in 2018, ineffectiveness was no longer separately measured and recorded in earnings. See Note (A) for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

For the three months ended March 31, 2018 and 2017, the pre-tax effects of cash flow and fair value hedge accounting on income were as follows:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships	For the Three Months Ended March 31,

	2018	2017
	(in millions)
Southern Company
Depreciation and amortization	$769	$716
Gain (loss) on cash flow hedges
Energy-related derivatives	1	(4)
Interest expense, net of amounts capitalized	(458)	(416)
Gain (loss) on cash flow hedges
Interest rate derivatives	(5)	(5)
Foreign currency derivatives	(5)	(6)
Gain (loss) on fair value hedges(a)
Interest rate derivatives	(24)	(8)
Other income (expense), net	60	48
Gain (loss) on cash flow hedges(b)
Foreign currency derivatives	36	17
Southern Power
Depreciation and amortization	$114	$119
Gain (loss) on cash flow hedges
Energy-related derivatives	1	(4)
Interest expense, net of amounts capitalized	(47)	(50)
Gain (loss) on cash flow hedges
Foreign currency derivatives	(5)	(6)
Other income (expense), net	3	(1)
Gain (loss) on cash flow hedges(b)
Foreign currency derivatives	36	17

(a)	For fair value hedges presented above, changes in the fair value of the derivative contracts are equal to changes in the fair value of the underlying debt and have no impact on income.

(b)
The reclassification from accumulated OCI into other income (expense), net completely offsets currency gains and losses arising from changes in the U.S. currency exchange rates used to record the euro-denominated notes.

For the three months ended March 31, 2018 and 2017, the pre-tax effects of cash flow and fair value hedge accounting on income for energy-related derivatives and interest rate derivatives were immaterial for the traditional electric operating companies and Southern Company Gas.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

As of March 31, 2018 and December 31, 2017, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	As of March 31, 2018	As of December 31, 2017	As of March 31, 2018	As of December 31, 2017
	(in millions)		(in millions)
Southern Company
Securities due within one year	$(745)	$(746)	$4	$3
Long-term Debt	(2,533)	(2,553)	57	35

Georgia Power
Securities due within one year	$(745)	$(746)	$4	$3
Long-term Debt	(497)	(498)	2	1
For the three months ended March 31, 2018 and 2017, the pre-tax effects of energy-related derivatives not designated as hedging instruments on the statements of income were as follows:

		Gain (Loss)
		Three Months Ended March 31,
Derivatives in Non-Designated Hedging Relationships	Statements of Income Location	2018	2017
		(in millions)
Southern Company
Energy-related derivatives:	Natural gas revenues(*)	$(15)	$50
	Cost of natural gas	2	(3)
Total derivatives in non-designated hedging relationships		$(13)	$47
Southern Company Gas
Energy-related derivatives:	Natural gas revenues(*)	$(15)	$50
	Cost of natural gas	2	(3)
Total derivatives in non-designated hedging relationships		$(13)	$47

(*)	Excludes gains (losses) recorded in natural gas revenues associated with weather derivatives of an immaterial amount and $14 million for the three months ended March 31, 2018 and 2017, respectively.
For the three months ended March 31, 2018 and 2017, the pre-tax effects of energy-related derivatives and interest rate derivatives not designated as hedging instruments were immaterial for the traditional electric operating companies and Southern Power.
Contingent Features
Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At March 31, 2018, the registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
For the registrants with interest rate derivatives at March 31, 2018, the fair value of interest rate derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, was immaterial. At March 31, 2018, the fair value of

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial for all registrants. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade.
Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivatives executed with the same counterparty.
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Alabama Power and Southern Power may be required to post collateral. At March 31, 2018, cash collateral posted in these accounts was immaterial. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts. At March 31, 2018, cash collateral held on deposit in broker margin accounts was $223 million.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(J)	ACQUISITIONS AND DISPOSITIONS
Southern Power
See Note 11 to the financial statements of Southern Power and Note 12 to the financial statements of Southern Company under "Southern Power" in Item 8 of the Form 10-K for additional information.
Acquisitions During the Three Months Ended March 31, 2018
During the three months ended March 31, 2018, one of Southern Power's wholly-owned subsidiaries acquired and completed construction of the Gaskell West 1 solar facility. Acquisition-related costs were expensed as incurred and were not material.

Project Facility	Resource	Seller; Acquisition Date	Approximate Nameplate Capacity (MW)	Location	Southern Power Percentage Ownership		Actual COD	PPA Contract Period
Gaskell West 1	Solar	Recurrent Energy Development Holdings, LLC January 26, 2018	20	Kern County, CA	100% of Class B	(*)	March 2018	20 years

(*)	Southern Power owns 100% of the class B membership interests under a tax equity partnership agreement.
The Gaskell West 1 facility did not have operating revenues or activities prior to completion of construction and the assets being placed in service during March 2018.
Construction Projects Completed and in Progress
During the three months ended March 31, 2018, Southern Power continued construction of the projects set forth in the table below. Total aggregate construction costs, excluding the acquisition costs, are expected to be between $370 million and $415 million for the Mankato and Cactus Flats facilities. At March 31, 2018, construction costs included in CWIP related to these projects totaled $273 million. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Expected COD	PPA Contract Period
Projects Under Construction as of March 31, 2018
Cactus Flats(*)	Wind	148	Concho County, TX	Third quarter 2018	12-15 years
Mankato	Natural Gas	345	Mankato, MN	Second quarter 2019	20 years

(*)
In July 2017, Southern Power purchased 100% of the Cactus Flats facility and commenced construction. Upon placing the facility in service, Southern Power expects to close on a tax equity partnership agreement, subject to various customary conditions at closing, and will then own 100% of the class B membership interests.

Development Projects
During 2017, as part of its renewable development strategy, Southern Power purchased wind turbine equipment from Siemens Gamesa Renewable Energy Inc. and Vestas-American Wind Technology, Inc. to be used for various development and construction projects. Any wind projects reaching commercial operation by 2021 are expected to qualify for 80% PTCs.
During 2016, Southern Power entered into a joint development agreement with Renewable Energy Systems Americas, Inc. to develop and construct wind projects. In addition, in 2016, Southern Power purchased wind turbine equipment from Siemens Wind Power, Inc. and Vestas-American Wind Technology, Inc. to be used for construction of the facilities. Any wind projects reaching commercial operation by 2020 are expected to qualify for 100% PTCs.
The ultimate outcome of these matters cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Southern Company Gas
Proposed Sale of Elizabethtown Gas and Elkton Gas
In October 2017, a Southern Company Gas subsidiary, Pivotal Utility Holdings, entered into agreements for the sale of the assets of two of its natural gas distribution utilities, Elizabethtown Gas and Elkton Gas, to South Jersey Industries, Inc. for a total cash purchase price of $1.7 billion. The completion of each asset sale is subject to the satisfaction or waiver of certain conditions, including, among other customary closing conditions, the receipt of required regulatory approvals, including the FERC, the New Jersey BPU, and, with respect to the sale of Elkton Gas, the Maryland PSC. Southern Company Gas and South Jersey Industries, Inc. made joint filings in December 2017 and on January 16, 2018 with the New Jersey BPU and the Maryland PSC, respectively, requesting regulatory approval. The asset sales are expected to be completed by the end of the third quarter 2018. The ultimate outcome of these matters cannot be determined at this time.
Proposed Sale of Pivotal Home Solutions
On April 11, 2018, Southern Company Gas and its subsidiary Pivotal Home Solutions entered into a stock purchase agreement with American Water Enterprises LLC for the sale of Pivotal Home Solutions for a purchase price of approximately $365 million, including estimated working capital. In contemplation of the transaction, a goodwill impairment charge of $42 million was recorded as of March 31, 2018. The remaining goodwill of $242 million is not deductible for tax purposes and, as a result, a deferred tax liability has not been provided. The completion of this transaction is subject to the satisfaction or waiver of certain conditions, including, among other customary closing conditions, approval from the Florida Office of Insurance Regulation and the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transaction is expected to be completed by the end of the second quarter 2018. The ultimate outcome of this matter cannot be determined at this time.

(K)	JOINT OWNERSHIP AGREEMENTS
Southern Company Gas
See Note 4 to the financial statements of Southern Company Gas in Item 8 of the Form 10-K for additional information.
Equity Method Investments
The carrying amounts of Southern Company Gas' equity method investments as of March 31, 2018 and December 31, 2017 and related income from those investments for the three-month periods ended March 31, 2018 and March 31, 2017 were as follows:

Balance Sheet Information	March 31, 2018	December 31, 2017
	(in millions)
SNG	$1,274	$1,262
Atlantic Coast Pipeline	49	41
PennEast Pipeline	62	57
Triton	42	42
Pivotal JAX LNG, LLC	45	44
Horizon Pipeline	31	30
Other	1	1
Total	$1,504	$1,477

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Income Statement Information	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(in millions)
SNG	$39	$34
PennEast Pipeline	1	3
Atlantic Coast Pipeline	1	1
Triton	1	—
Horizon Pipeline	—	1
Total	$42	$39
Southern Natural Gas
Selected financial information of SNG for the three months ended March 31, 2018 and March 31, 2017 is as follows:

Income Statement Information	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(in millions)
Revenues	$160	$155
Operating income	$99	$84
Net income	$78	$66
(L) SEGMENT AND RELATED INFORMATION
Southern Company
The primary businesses of the Southern Company system are electricity sales by the traditional electric operating companies and Southern Power and the distribution of natural gas by Southern Company Gas. The four traditional electric operating companies – Alabama Power, Georgia Power, Gulf Power, and Mississippi Power – are vertically integrated utilities providing electric service in four Southeastern states. Southern Power develops, constructs, acquires, owns, and manages power generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. Southern Company Gas distributes natural gas through the seven natural gas distribution utilities in seven states and is involved in several other complementary businesses including gas marketing services, wholesale gas services, and gas midstream operations.
Southern Company's reportable business segments are the sale of electricity by the four traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Revenues from sales by Southern Power to the traditional electric operating companies were $83 million and $100 million for the three months ended March 31, 2018 and 2017, respectively. Revenues from sales of natural gas from Southern Company Gas to Southern Power were $36 million and $23 million for the three months ended March 31, 2018 and 2017, respectively. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing energy technologies and services to electric utilities and large industrial, commercial, institutional, and municipal customers; as well as investments in telecommunications and leveraged lease projects. All other inter-segment revenues are not material.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Financial data for business segments and products and services for the three months ended March 31, 2018 and 2017 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2018:
Operating revenues	$3,979	$509	$(106)	$4,382	$1,639	$401	$(50)	$6,372
Segment net income (loss)(a)(b)(c)	612	121	—	733	279	(74)	—	938
Total assets at March 31, 2018	$72,893	$15,182	$(262)	$87,813	$22,568	$2,733	$(1,547)	$111,567
Three Months Ended March 31, 2017:
Operating revenues	$3,786	$450	$(105)	$4,131	$1,560	$123	$(43)	$5,771
Segment net income (loss)(a)(b)(d)	432	70	—	502	239	(84)	1	658
Total assets at December 31, 2017	$72,204	$15,206	$(325)	$87,085	$22,987	$2,552	$(1,619)	$111,005

(a)	Attributable to Southern Company.

(b)
Segment net income (loss) for the traditional electric operating companies includes pre-tax charges for estimated losses on the Kemper IGCC of $44 million ($33 million after tax) and $108 million ($67 million after tax) for the three months ended March 31, 2018 and 2017, respectively. See Note 3 to the financial statements of Southern Company under "Kemper County Energy Facility" in Item 8 of the Form 10-K and Note (B) under "Kemper County Energy Facility" for additional information.

(c)
Segment net income (loss) for Southern Company Gas includes a goodwill impairment charge of $42 million for the three months ended March 31, 2018 in contemplation of the sale of Pivotal Home Solutions. See Note (J) under "Southern Company Gas – Proposed Sale of Pivotal Home Solutions" for additional information.

(d)
Segment net income (loss) for the traditional electric operating companies also includes a pre-tax charge for the write-down of Gulf Power's ownership of Plant Scherer Unit 3 of $33 million ($20 million after tax) for the three months ended March 31, 2017. See Note 3 to the financial statements of Southern Company under "Regulatory Matters – Gulf Power – Retail Base Rate Cases" in Item 8 of the Form 10-K for additional information.

Products and Services

	Electric Utilities' Revenues
Period	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended March 31, 2018	$3,568	$619	$195	$4,382
Three Months Ended March 31, 2017	3,394	531	206	4,131

	Southern Company Gas' Revenues
Period	Gas Distribution Operations	Gas Marketing Services	Other	Total
	(in millions)
Three Months Ended March 31, 2018	$1,200	$271	$168	$1,639
Three Months Ended March 31, 2017	1,132	288	140	1,560
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
Business segment financial data for the three months ended March 31, 2018 and 2017 was as follows:

	Gas Distribution Operations	Gas Marketing Services(a)	Wholesale Gas Services(b)	Gas Midstream Operations	Total	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2018:
Operating revenues	$1,212	$271	$166	$22	$1,671	$1	$(33)	$1,639
Segment net income	149	13	104	23	289	(10)	—	279
Total assets at March 31, 2018:	18,332	2,144	903	2,263	23,642	11,839	(12,913)	22,568
Three Months Ended March 31, 2017:
Operating revenues	$1,180	$288	$131	$25	$1,624	$2	$(66)	$1,560
Segment net income	117	31	68	15	231	8	—	239
Total assets at December 31, 2017:	19,358	2,147	1,096	2,241	24,842	12,184	(14,039)	22,987

(a)
Segment net income for gas marketing services includes a goodwill impairment charge of $42 million for the three months ended March 31, 2018 in contemplation of the sale of Pivotal Home Solutions. See Note (J) under "Southern Company Gas – Proposed Sale of Pivotal Home Solutions" for additional information.

(b)
The revenues for wholesale gas services are netted with costs associated with its energy and risk management activities. A reconciliation of operating revenues and intercompany revenues is shown in the following table.

	Third Party Gross Revenues	Intercompany Revenues	Total Gross Revenues	Less Gross Gas Costs	Operating Revenues
	(in millions)
Three Months Ended March 31, 2018	$1,938	$167	$2,105	$1,939	$166
Three Months Ended March 31, 2017	$1,839	$136	$1,975	$1,844	$131

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

(4) Instruments Describing Rights of Security Holders, Including Indentures

Mississippi Power

	(e)1	-
Fourteenth Supplemental Indenture to Senior Note Indenture, dated as of March 27, 2018, providing for the issuance of the Series 2018A Floating Rate Senior Notes due March 27, 2020. (Designated in Form 8-K dated March 22, 2018, File No. 001-11229, as Exhibit 4.2(a).)

	(e)2	-
Fifteenth Supplemental Indenture to Senior Note Indenture, dated as of March 27, 2018, providing for the issuance of the Series 2018B 3.95% Senior Notes due March 30, 2028. (Designated in Form 8-K dated March 22, 2018, File No. 001-11229, as Exhibit 4.2(b).)

(10) Material Contracts

Southern Company

*	(a)1	-	Third Amendment to The Southern Company Supplemental Executive Retirement Plan effective April 1, 2018.

*	(a)2	-	Third Amendment to The Southern Company Supplemental Benefit Plan effective April 1, 2018.

*	(a)3	-	First Amendment to Amended and Restated Southern Company Change in Control Benefits Protection Plan, effective March 1, 2018.

Alabama Power

	(b)1	-	Third Amendment to The Southern Company Supplemental Executive Retirement Plan effective April 1, 2018. See Exhibit 10(a)1 herein.

	(b)2	-	Third Amendment to The Southern Company Supplemental Benefit Plan effective April 1, 2018. See Exhibit 10(a)2 herein.

	(b)3	-	First Amendment to Amended and Restated Southern Company Change in Control Benefits Protection Plan, effective March 1, 2018. See Exhibit 10(a)3 herein.

Mississippi Power

	(e)1	-	Third Amendment to The Southern Company Supplemental Executive Retirement Plan effective April 1, 2018. See Exhibit 10(a)1 herein.

	(e)2	-	Third Amendment to The Southern Company Supplemental Benefit Plan effective April 1, 2018. See Exhibit 10(a)2 herein.

	(e)3	-	First Amendment to Amended and Restated Southern Company Change in Control Benefits Protection Plan, effective March 1, 2018. See Exhibit 10(a)3 herein.

(24) Power of Attorney and Resolutions

Southern Company

	(a)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2017, File No. 1-3526 as Exhibit 24(a).)

Alabama Power

	(b)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2017, File No. 1-3164 as Exhibit 24(b).)

Georgia Power

	(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2017, File No. 1-6468 as Exhibit 24(c).)

Gulf Power

	(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2017, File No. 001-31737 as Exhibit 24(d).)

Mississippi Power

	(e)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2017, File No. 001-11229 as Exhibit 24(e).)

Southern Power

	(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2017, File No. 001-37803 as Exhibit 24(f).)

*	(f)2	-	Power of Attorney for Mark S. Lantrip.

Southern Company Gas

	(g)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2017, File No. 1-14174 as Exhibit 24(g).)

(31) Section 302 Certifications

Southern Company

*	(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Gulf Power

*	(d)1	-	Certificate of Gulf Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(d)2	-	Certificate of Gulf Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(e)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(e)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(f)1	-	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(f)2	-	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(g)1	-	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(g)2	-	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

*	(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Gulf Power

*	(d)	-	Certificate of Gulf Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(e)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(f)	-	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(g)	-	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101) Interactive Data Files

*	INS	-	XBRL Instance Document
*	SCH	-	XBRL Taxonomy Extension Schema Document
*	CAL	-	XBRL Taxonomy Calculation Linkbase Document
*	DEF	-	XBRL Definition Linkbase Document
*	LAB	-	XBRL Taxonomy Label Linkbase Document
*	PRE	-	XBRL Taxonomy Presentation Linkbase Document

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
Date: May 1, 2018

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
Date: May 1, 2018

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
Date: May 1, 2018

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
Date: May 1, 2018

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
Date: May 1, 2018

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

SOUTHERN POWER COMPANY

By	Mark S. Lantrip
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

By	William C. Grantham
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: May 1, 2018

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
Date: May 1, 2018