Form 10-Q
period 2018-06-30
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; MISSISSIPPI POWER CO; SOUTHERN Co GAS; GULF POWER CO; SOUTHERN POWER CO
filed 2018-08-08
CIK 92122, 3153, 41091, 66904, 1004155, 44545, 1160661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

Registrant	Description of Common Stock	Shares Outstanding at June 30, 2018
The Southern Company	Par Value $5 Per Share	1,014,136,083
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Gulf Power Company	Without Par Value	7,392,717
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
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

GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
Guarantee Settlement Agreement	The June 9, 2017 settlement agreement between the Vogtle Owners and Toshiba related to the Toshiba Guarantee
Gulf Power	Gulf Power Company
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Horizon Pipeline	Horizon Pipeline Company, LLC
IGCC	Integrated coal gasification combined cycle, the technology originally approved for Mississippi Power's Kemper County energy facility (Plant Ratcliffe)
IIC	Intercompany interchange contract

DEFINITIONS
(continued)

Term	Meaning
Illinois Commission	Illinois Commerce Commission
Interim Assessment Agreement	Agreement entered into by the Vogtle Owners and the EPC Contractor to allow construction to continue after the EPC Contractor's bankruptcy filing
IRS	Internal Revenue Service
ITC	Investment tax credit
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LNG	Liquefied natural gas
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
natural gas distribution utilities
Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, Elizabethtown Gas, Florida City Gas, Chattanooga Gas Company, and Elkton Gas as of June 30, 2018) (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas Company as of July 29, 2018)

NCCR	Georgia Power's Nuclear Construction Cost Recovery
New Jersey BPU	New Jersey Board of Public Utilities
NextEra Energy	NextEra Energy, Inc.
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange, Inc.
OCI	Other comprehensive income
PennEast Pipeline	PennEast Pipeline Company, LLC, a joint venture to construct and operate a natural gas pipeline in which Southern Company Gas has a 20% ownership interest
PEP	Mississippi Power's Performance Evaluation Plan
Pivotal Home Solutions	Nicor Energy Services Company, until June 4, 2018 a wholly-owned subsidiary of Southern Company Gas, doing business as Pivotal Home Solutions
Pivotal Utility Holdings
Pivotal Utility Holdings, Inc., until July 29, 2018 a wholly-owned subsidiary of Southern Company Gas, doing business as Elizabethtown Gas (until July 1, 2018), Elkton Gas (until July 1, 2018), and Florida City Gas

PowerSecure	PowerSecure, Inc.
power pool
The operating arrangement whereby the integrated generating resources of the traditional electric operating companies and Southern Power (excluding subsidiaries) are subject to joint commitment and dispatch in order to serve their combined load obligations

PPA	Power purchase agreements, as well as, for Southern Power, contracts for differences that provide the owner of a renewable facility a certain fixed price for the electricity sold to the grid
PSC	Public Service Commission

DEFINITIONS
(continued)

Term	Meaning
PTC	Production tax credit
Rate CNP	Alabama Power's Rate Certificated New Plant
Rate CNP Compliance	Alabama Power's Rate Certificated New Plant Compliance
Rate CNP PPA	Alabama Power's Rate Certificated New Plant Power Purchase Agreement
Rate ECR	Alabama Power's Rate Energy Cost Recovery
Rate NDR	Alabama Power's Rate Natural Disaster Reserve
Rate RSE	Alabama Power's Rate Stabilization and Equalization plan
registrants	Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Southern Power Company, and Southern Company Gas
ROE	Return on equity
S&P	S&P Global Ratings, a division of S&P Global Inc.
SCS	Southern Company Services, Inc. (the Southern Company system service company)
SEC	U.S. Securities and Exchange Commission
SNG	Southern Natural Gas Company, L.L.C.
Southern Company	The Southern Company
Southern Company Gas	Southern Company Gas and its subsidiaries
Southern Company Gas Capital	Southern Company Gas Capital Corporation, a 100%-owned subsidiary of Southern Company Gas
Southern Company system
Southern Company, the traditional electric operating companies, Southern Power, Southern Company Gas, Southern Electric Generating Company, Southern Nuclear, SCS, Southern Communications Services, Inc., PowerSecure, and other subsidiaries

Southern Nuclear	Southern Nuclear Operating Company, Inc.
Southern Power	Southern Power Company and its subsidiaries
SPSH	SP Solar Holdings I, LP
Tax Reform Legislation	The Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 and became effective on January 1, 2018
Toshiba	Toshiba Corporation, parent company of Westinghouse
Toshiba Guarantee	Certain payment obligations of the EPC Contractor guaranteed by Toshiba
traditional electric operating companies	Alabama Power, Georgia Power, Gulf Power, and Mississippi Power
Triton	Triton Container Investments, LLC
VCM	Vogtle Construction Monitoring
Virginia Commission	Virginia State Corporation Commission
Virginia Natural Gas	Virginia Natural Gas, Inc., a wholly-owned subsidiary of Southern Company Gas
Vogtle 3 and 4 Agreement
Agreement entered into with the EPC Contractor in 2008 by Georgia Power, acting for itself and as agent for the Vogtle Owners, and rejected in bankruptcy in July 2017, pursuant to which the EPC Contractor agreed to design, engineer, procure, construct, and test Plant Vogtle Units 3 and 4

Vogtle Owners
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning regulated rates, the strategic goals for the wholesale business, customer and sales growth, economic conditions, fuel and environmental cost recovery and other rate actions, projected equity ratios, costs of modernization efforts, current and proposed environmental regulations and related compliance plans and estimated expenditures, pending or potential litigation matters, access to sources of capital, financing activities, completion dates of construction projects, completion of announced acquisitions or dispositions, filings with state and federal regulatory authorities, impacts of the Tax Reform Legislation, federal and state income tax benefits, estimated sales and purchases under power sale and purchase agreements, and estimated construction and other plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

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

•
the effects, extent, and timing of the entry of additional competition in the markets in which Southern Company's subsidiaries operate, including from the development and deployment of alternative energy sources such as self-generation and distributed generation technologies;

•
variations in demand for electricity and natural gas, including those relating to weather, the general economy, population and business growth (and declines), the effects of energy conservation and efficiency measures, and any potential economic impacts resulting from federal fiscal decisions;

•	available sources and costs of natural gas and other fuels;

•	limits on pipeline capacity;

•	transmission constraints;

•	effects of inflation;

•
the ability to control costs and avoid cost and schedule overruns during the development, construction, and operation of facilities, including Plant Vogtle Units 3 and 4 which includes components based on new technology that is just beginning initial operation in the global nuclear industry at scale, including changes in labor costs, availability, and productivity, challenges with management of contractors, subcontractors, or vendors, adverse weather conditions, shortages, increased costs or inconsistent quality of equipment, materials, and labor, including any changes related to imposition of import tariffs, contractor or supplier delay, non-performance under construction, operating, or other agreements, operational readiness, including specialized operator training and required site safety programs, unforeseen engineering or design problems, start-up activities (including major equipment failure and system integration), and/or operational performance;

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
(continued)

•	legal proceedings and regulatory approvals and actions related to Plant Vogtle Units 3 and 4, including Georgia PSC approvals and NRC actions;

•	a decision by more than 10% of the owners of Plant Vogtle Units 3 and 4 not to proceed with construction;

•	litigation or other disputes related to the Kemper County energy facility;

•	the inherent risks involved in operating and constructing nuclear generating facilities, including environmental, health, regulatory, natural disaster, terrorism, and financial risks;

•	the inherent risks involved in transporting and storing natural gas;

•	the performance of projects undertaken by the non-utility businesses and the success of efforts to invest in and develop new opportunities;

•	internal restructuring or other restructuring options that may be pursued;

•
potential business strategies, including acquisitions or dispositions of assets or businesses, including the proposed dispositions of Gulf Power and Southern Power's plants located in Florida and the potential sale of a noncontrolling interest in Southern Power's wind facilities, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;

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

THE SOUTHERN COMPANY
AND SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Operating Revenues:
Retail electric revenues	$3,740	$3,777	$7,308	$7,171
Wholesale electric revenues	611	618	1,230	1,149
Other electric revenues	175	167	339	342
Natural gas revenues (includes alternative revenue programs of $(4), $-, $(27), and $9, respectively)	706	684	2,314	2,214
Other revenues	395	184	808	326
Total operating revenues	5,627	5,430	11,999	11,202
Operating Expenses:
Fuel	1,103	1,092	2,204	2,088
Purchased power	236	211	503	390
Cost of natural gas	228	232	949	951
Cost of other sales	279	114	568	203
Other operations and maintenance	1,559	1,356	3,008	2,740
Depreciation and amortization	783	754	1,552	1,469
Taxes other than income taxes	316	308	671	638
Estimated loss on plants under construction	1,060	3,012	1,105	3,120
Total operating expenses	5,564	7,079	10,560	11,599
Operating Income (Loss)	63	(1,649)	1,439	(397)
Other Income and (Expense):
Allowance for equity funds used during construction	32	58	63	115
Earnings from equity method investments	31	28	72	67
Interest expense, net of amounts capitalized	(470)	(424)	(928)	(840)
Other income (expense), net	78	52	138	98
Total other income and (expense)	(329)	(286)	(655)	(560)
Earnings (Loss) Before Income Taxes	(266)	(1,935)	784	(957)
Income taxes (benefit)	(139)	(587)	(25)	(273)
Consolidated Net Income (Loss)	(127)	(1,348)	809	(684)
Dividends on preferred and preference stock of subsidiaries	4	11	8	22
Net income attributable to noncontrolling interests	23	22	17	17
Consolidated Net Income (Loss) Attributable to Southern Company	$(154)	$(1,381)	$784	$(723)
Common Stock Data:
Earnings (loss) per share —
Basic	$(0.15)	$(1.38)	$0.77	$(0.73)
Diluted	$(0.15)	$(1.37)	$0.77	$(0.72)
Average number of shares of common stock outstanding (in millions)
Basic	1,014	998	1,012	996
Diluted	1,014	1,005	1,017	1,003
Cash dividends paid per share of common stock	$0.60	$0.58	$1.18	$1.14
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Consolidated Net Income (Loss)	$(127)	$(1,348)	$809	$(684)
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(18), $23, $(3), and $17, respectively	(54)	38	(8)	29
Reclassification adjustment for amounts included in net income, net of tax of $21, $(25), $15, and $(26), respectively	64	(41)	45	(42)
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $1, $1, $1, and $1, respectively	2	1	4	2
Total other comprehensive income (loss)	12	(2)	41	(11)
Comprehensive Income (Loss)	(115)	(1,350)	850	(695)
Dividends on preferred and preference stock of subsidiaries	4	11	8	22
Comprehensive income attributable to noncontrolling interests	23	22	17	17
Consolidated Comprehensive Income (Loss) Attributable to Southern Company	$(142)	$(1,383)	$825	$(734)
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2018	2017
	(in millions)
Operating Activities:
Consolidated net income (loss)	$809	$(684)
Adjustments to reconcile consolidated net income (loss) to net cash provided from operating activities —
Depreciation and amortization, total	1,750	1,683
Deferred income taxes	(338)	(270)
Allowance for equity funds used during construction	(63)	(115)
Pension, postretirement, and other employee benefits	(74)	(83)
Settlement of asset retirement obligations	(97)	(87)
Stock based compensation expense	83	73
Estimated loss on plants under construction	1,088	3,120
Impairment charges	161	—
Other, net	5	(118)
Changes in certain current assets and liabilities —
-Receivables	94	107
-Prepayments	(73)	(61)
-Natural gas for sale, net of temporary LIFO liquidation	295	223
-Other current assets	(40)	(30)
-Accounts payable	(406)	(353)
-Accrued taxes	213	(132)
-Accrued compensation	(284)	(331)
-Retail fuel cost over recovery	10	(187)
-Other current liabilities	125	(14)
Net cash provided from operating activities	3,258	2,741
Investing Activities:
Business acquisitions, net of cash acquired	(64)	(1,046)
Property additions	(3,828)	(3,398)
Nuclear decommissioning trust fund purchases	(571)	(388)
Nuclear decommissioning trust fund sales	566	383
Dispositions	500	65
Cost of removal, net of salvage	(128)	(128)
Change in construction payables, net	49	(117)
Investment in unconsolidated subsidiaries	(63)	(116)
Payments pursuant to LTSAs	(103)	(132)
Other investing activities	18	(6)
Net cash used for investing activities	(3,624)	(4,883)
Financing Activities:
Increase in notes payable, net	1,442	30
Proceeds —
Long-term debt	1,100	2,958
Common stock	222	417
Short-term borrowings	1,650	1,004
Redemptions and repurchases —
Long-term debt	(3,379)	(1,478)
Preferred and preference stock	—	(150)
Short-term borrowings	(550)	—
Distributions to noncontrolling interests	(42)	(40)
Capital contributions from noncontrolling interests	1,210	73
Payment of common stock dividends	(1,194)	(1,134)
Other financing activities	(223)	(75)
Net cash provided from financing activities	236	1,605
Net Change in Cash, Cash Equivalents, and Restricted Cash	(130)	(537)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	2,147	1,992
Cash, Cash Equivalents, and Restricted Cash at End of Period	$2,017	$1,455
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $35 and $55 capitalized for 2018 and 2017, respectively)	$927	$833
Income taxes, net	4	1
Noncash transactions — Accrued property additions at end of period	1,067	629
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2018	At December 31, 2017
	(in millions)
Current Assets:
Cash and cash equivalents	$1,980	$2,130
Receivables —
Customer accounts receivable	1,728	1,806
Energy marketing receivables	451	607
Unbilled revenues	769	810
Under recovered fuel clause revenues	159	171
Other accounts and notes receivable	621	698
Accumulated provision for uncollectible accounts	(42)	(44)
Materials and supplies	1,397	1,438
Fossil fuel for generation	462	594
Natural gas for sale	292	595
Prepaid expenses	398	452
Other regulatory assets, current	528	604
Assets held for sale, current	2,704	12
Other current assets	172	199
Total current assets	11,619	10,072
Property, Plant, and Equipment:
In service	99,626	103,542
Less: Accumulated depreciation	30,255	31,457
Plant in service, net of depreciation	69,371	72,085
Nuclear fuel, at amortized cost	874	883
Construction work in progress	6,947	6,904
Total property, plant, and equipment	77,192	79,872
Other Property and Investments:
Goodwill	5,315	6,268
Equity investments in unconsolidated subsidiaries	1,546	1,513
Other intangible assets, net of amortization of $205 and $186 at June 30, 2018 and December 31, 2017, respectively	702	873
Nuclear decommissioning trusts, at fair value	1,829	1,832
Leveraged leases	788	775
Miscellaneous property and investments	247	249
Total other property and investments	10,427	11,510
Deferred Charges and Other Assets:
Deferred charges related to income taxes	789	825
Unamortized loss on reacquired debt	333	206
Other regulatory assets, deferred	6,302	6,943
Assets held for sale	4,618	—
Other deferred charges and assets	1,497	1,577
Total deferred charges and other assets	13,539	9,551
Total Assets	$112,777	$111,005
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At June 30, 2018	At December 31, 2017
	(in millions)
Current Liabilities:
Securities due within one year	$2,237	$3,892
Notes payable	4,981	2,439
Energy marketing trade payables	485	546
Accounts payable	2,162	2,530
Customer deposits	488	542
Accrued taxes	544	636
Accrued interest	469	488
Accrued compensation	646	959
Asset retirement obligations, current	332	351
Other regulatory liabilities, current	508	337
Liabilities held for sale, current	706	—
Other current liabilities	808	874
Total current liabilities	14,366	13,594
Long-term Debt	42,483	44,462
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	5,934	6,842
Deferred credits related to income taxes	6,647	7,256
Accumulated deferred ITCs	2,360	2,267
Employee benefit obligations	2,009	2,256
Asset retirement obligations, deferred	5,836	4,473
Accrued environmental remediation	273	389
Other cost of removal obligations	2,364	2,684
Other regulatory liabilities, deferred	140	239
Liabilities held for sale	2,833	—
Other deferred credits and liabilities	516	691
Total deferred credits and other liabilities	28,912	27,097
Total Liabilities	85,761	85,153
Redeemable Preferred Stock of Subsidiaries	324	324
Stockholders' Equity:
Common Stockholders' Equity:
Common stock, par value $5 per share —
Authorized — 1.5 billion shares
Issued — 1.0 billion shares
Treasury — June 30, 2018: 1.0 million shares
— December 31, 2017: 0.9 million shares
Par value	5,066	5,038
Paid-in capital	10,303	10,469
Treasury, at cost	(39)	(36)
Retained earnings	8,494	8,885
Accumulated other comprehensive loss	(188)	(189)
Total Common Stockholders' Equity	23,636	24,167
Noncontrolling Interests	3,056	1,361
Total Stockholders' Equity	26,692	25,528
Total Liabilities and Stockholders' Equity	$112,777	$111,005
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2018 vs. SECOND QUARTER 2017
AND
YEAR-TO-DATE 2018 vs. YEAR-TO-DATE 2017

OVERVIEW
Southern Company is a holding company that owns all of the common stock of the traditional electric operating companies and the parent entities of Southern Power and Southern Company Gas and owns other direct and indirect subsidiaries. Discussion of the results of operations is focused on the Southern Company system's primary businesses of electricity sales by the traditional electric operating companies and Southern Power and the distribution of natural gas by Southern Company Gas. The four traditional electric operating companies are vertically integrated utilities providing electric service in four Southeastern states. Southern Power develops, constructs, acquires, owns, and manages power generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. During the second quarter 2018, Southern Power completed the sale of a 33% equity interest in a newly-formed limited partnership indirectly owning substantially all of its solar facilities. Southern Company Gas distributes natural gas through its natural gas distribution utilities in four states and is involved in several other complementary businesses including gas marketing services, wholesale gas services, and gas midstream operations. Through June 30, 2018, Southern Company Gas had seven natural gas distribution utilities in seven states. Subsequent to June 30, 2018, Southern Company Gas completed sales of three of its natural gas distribution utilities. During the second quarter 2018, Southern Company Gas completed the sale of Pivotal Home Solutions. Southern Company's other business activities include providing energy technologies and services to electric utilities and large industrial, commercial, institutional, and municipal customers. Customer solutions include distributed generation systems, utility infrastructure solutions, and energy efficiency products and services. Other business activities also include investments in telecommunications, leveraged lease projects, and gas storage facilities. For additional information, see BUSINESS – "The Southern Company System – Traditional Electric Operating Companies," " – Southern Power," " – Southern Company Gas," and " – Other Businesses" in Item 1 of the Form 10-K. See FUTURE EARNINGS POTENTIAL and Note (J) to the Condensed Financial Statements herein for additional information regarding disposition activity.
On May 20, 2018, Southern Company entered into a stock purchase agreement with NextEra Energy to sell Gulf Power for an aggregate cash purchase price of $5.75 billion (less the amount of indebtedness assumed at closing, which is currently estimated at approximately $1.4 billion), subject to certain adjustments. The completion of the sale is subject to the satisfaction or waiver of certain closing conditions and is expected to occur in the first half of 2019. The ultimate outcome of this matter cannot be determined at this time. See Note (J) to the Condensed Financial Statements under "Southern Company's Sale of Gulf Power" herein for additional information.
Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Atlanta Gas Light, and Nicor Gas recently reached agreements with their respective state PSCs or other applicable state regulatory agencies relating to the regulatory impacts of the Tax Reform Legislation, which, for some companies, included capital structure adjustments expected to help mitigate the potential adverse impacts to certain of their credit metrics. See Note (B) to the Condensed Financial Statements under "Regulatory Matters" herein for additional information regarding state PSC or other regulatory agency actions related to the Tax Reform Legislation. Also see MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters" of Southern Company in Item 7 of the Form 10-K and FINANCIAL CONDITION AND LIQUIDITY – "Credit Rating Risk" and Note (H) to the Condensed Financial Statements herein for information regarding the Tax Reform Legislation.
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

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plant Vogtle Units 3 and 4 Status
In 2009, the Georgia PSC certified construction of Plant Vogtle Units 3 and 4 (with electric generating capacity of approximately 1,100 MWs each). In March 2017, the EPC Contractor filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. In December 2017, the Georgia PSC approved Georgia Power's recommendation to continue construction.
In the second quarter 2018, Georgia Power revised its base cost forecast and estimated contingency to complete construction and start-up of Plant Vogtle Units 3 and 4 to $8.0 billion and $0.4 billion, respectively, for a total project capital cost forecast of $8.4 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and $188 million in Customer Refunds recognized as a regulatory liability in 2017). Although Georgia Power believes these incremental costs are reasonable and necessary to complete the project and the Georgia PSC has stated the $7.3 billion estimate included in the seventeenth VCM proceeding does not represent a cost cap, Georgia Power does not intend to seek rate recovery for the $0.7 billion increase in costs included in the revised base capital cost forecast, which will be filed with the Georgia PSC in the nineteenth VCM report on August 31, 2018. In connection with future VCM filings, Georgia Power may request the Georgia PSC to evaluate costs included in the revised construction contingency estimate for rate recovery as and when they are appropriately included in the base capital cost forecast. After considering the significant level of uncertainty that exists regarding the future recoverability of costs included in the construction contingency estimate since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in these future regulatory proceedings, Georgia Power has recorded a total pre-tax charge to income of $1.1 billion ($0.8 billion after tax) as of June 30, 2018.
As a result of the increase in the total project capital cost forecast and Georgia Power's decision not to seek rate recovery of the increase in the base capital costs, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction. The Vogtle Owners are expected to conduct these votes in the third quarter 2018.
If the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 do not vote to continue construction, the Vogtle Joint Ownership Agreements provide that the project will be cancelled, and construction will cease. In the event that fewer than 90% of the Vogtle Owners vote to continue construction, Georgia Power and the other Vogtle Owners will assess options for Plant Vogtle Units 3 and 4. If Plant Vogtle Units 3 and 4 were cancelled and Georgia Power was unable to recover costs it has incurred in connection with the project, Southern Company's results of operations, cash flow, and financial condition would be materially impacted. The ultimate outcome of this matter cannot be determined at this time.
Georgia Power's revised cost estimate reflects an expected in-service date of November 2021 for Unit 3 and November 2022 for Unit 4.
See FUTURE EARNINGS POTENTIAL – "Construction Program – Nuclear Construction" and ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates" herein for additional information.
RESULTS OF OPERATIONS
Net Income (Loss)

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$1,227	N/M	$1,507	N/M
N/M - Not meaningful
Consolidated net loss attributable to Southern Company was $(154) million ($(0.15) per share) for the second quarter 2018 compared to a net loss of $(1.4) billion ($(1.38) per share) for the corresponding period in 2017. The change was primarily due to charges of $3.01 billion ($2.12 billion after tax) in 2017 related to the Kemper IGCC at

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mississippi Power, partially offset by a $1.1 billion ($0.8 billion after tax) charge in the second quarter 2018 for an estimated probable loss on Georgia Power's construction of Plant Vogtle Units 3 and 4. Also contributing to the change were lower federal income tax expense as a result of the Tax Reform Legislation and higher retail electric revenues due to warmer weather in the second quarter 2018 compared to the corresponding period in 2017, partially offset by increased operations and maintenance expenses and reductions in retail revenues related to the regulatory treatment of the Tax Reform Legislation impacts.
Consolidated net income attributable to Southern Company was $784 million ($0.77 per share) for year-to-date 2018 compared to a net loss of $(723) million ($(0.73) per share) for the corresponding period in 2017. The change was primarily due to charges of $3.12 billion ($2.18 billion after tax) in 2017 related to the Kemper IGCC at Mississippi Power, partially offset by a $1.1 billion ($0.8 billion after tax) charge in the second quarter 2018 for an estimated probable loss on Georgia Power's construction of Plant Vogtle Units 3 and 4. Also contributing to the change were lower federal income tax expense as a result of the Tax Reform Legislation and higher retail electric revenues due to colder weather in the first quarter 2018 and warmer weather in the second quarter 2018 compared to the corresponding periods in 2017, partially offset by increased operations and maintenance expenses and reductions in retail revenues related to the regulatory treatment of the Tax Reform Legislation impacts.
Retail Electric Revenues

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(37)	(1.0)	$137	1.9
In the second quarter 2018, retail electric revenues were $3.7 billion compared to $3.8 billion for the corresponding period in 2017. For year-to-date 2018, retail electric revenues were $7.3 billion compared to $7.2 billion for the corresponding period in 2017.
Details of the changes in retail electric revenues were as follows:

	Second Quarter 2018		Year-to-Date 2018
	(in millions)	(% change)	(in millions)	(% change)
Retail electric – prior year	$3,777		$7,171
Estimated change resulting from –
Rates and pricing	(141)	(3.7)	(245)	(3.4)
Sales growth (decline)	(5)	(0.1)	22	0.3
Weather	73	1.9	217	3.0
Fuel and other cost recovery	36	0.9	143	2.0
Retail electric – current year	$3,740	(1.0)%	$7,308	1.9%
Revenues associated with changes in rates and pricing decreased in the second quarter and year-to-date 2018 when compared to the corresponding periods in 2017 primarily due to revenues deferred as regulatory liabilities for future adjustments to customer billings related to the Tax Reform Legislation and a decrease in the recovery of Plant Vogtle Units 3 and 4 construction financing costs under the NCCR tariff at Georgia Power, also primarily related to the Tax Reform Legislation. Also contributing to the year-to-date 2018 decrease was the rate pricing effect of increased customer usage at Georgia Power. These decreases were partially offset by higher contributions from variable demand-driven pricing from commercial and industrial customers at Georgia Power.
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

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues attributable to changes in sales decreased in the second quarter 2018 when compared to the corresponding period in 2017. Weather-adjusted residential KWH sales were flat in the second quarter 2018, primarily due to customer growth, offset by decreased customer usage. Weather-adjusted commercial KWH sales decreased 0.2% in the second quarter 2018, primarily due to decreased customer usage, partially offset by customer growth. Industrial KWH sales increased 0.6% in the second quarter 2018, primarily in the primary metals and stone, clay, and glass sectors, partially offset by decreased sales in the paper sector.
Revenues attributable to changes in sales increased for year-to-date 2018 when compared to the corresponding period in 2017. Weather-adjusted residential KWH sales and weather-adjusted commercial KWH sales increased 0.6% and 0.5%, respectively, for year-to-date 2018, primarily due to customer growth, partially offset by decreased customer usage. Industrial KWH sales increased 1.6% for year-to-date 2018, primarily in the primary metals and stone, clay and glass sectors, partially offset by decreased sales in the paper sector.
Fuel and other cost recovery revenues increased $36 million and $143 million in the second quarter and year-to-date 2018, respectively, when compared to the corresponding periods in 2017 primarily due to higher energy sales resulting from colder weather in the first quarter 2018 and warmer weather in the second quarter 2018 compared to the corresponding periods in 2017. Electric rates for the traditional electric operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of PPA costs, and do not affect net income. The traditional electric operating companies each have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPA capacity costs.
Wholesale Electric Revenues

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(7)	(1.1)	$81	7.0
Wholesale electric revenues consist of PPAs primarily with investor-owned utilities and electric cooperatives and short-term opportunity sales. Wholesale electric revenues from PPAs (other than solar and wind PPAs) have both capacity and energy components. Capacity revenues generally represent the greatest contribution to net income and are designed to provide recovery of fixed costs plus a return on investment. Energy revenues will vary depending on fuel prices, the market prices of wholesale energy compared to the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. Energy sales from solar and wind PPAs do not have a capacity charge and customers either purchase the energy output of a dedicated renewable facility through an energy charge or through a fixed price related to the energy. As a result, Southern Company's ability to recover fixed and variable operations and maintenance expenses is dependent upon the level of energy generated from these facilities, which can be impacted by weather conditions, equipment performance, transmission constraints, and other factors. Wholesale electric revenues at Mississippi Power include FERC-regulated municipal and rural association sales under cost-based tariffs as well as market-based sales. Short-term opportunity sales are made at market-based rates that generally provide a margin above the Southern Company system's variable cost to produce the energy.
For year-to-date 2018, wholesale electric revenues were $1.2 billion compared to $1.1 billion for the corresponding period in 2017. This increase was related to a $90 million increase in energy revenues, partially offset by a $9 million decrease in capacity revenues. The year-to-date 2018 increase in energy revenues primarily related to Southern Power and included an increase in fuel costs that are contractually recovered through PPAs, revenues from new natural gas PPAs from existing facilities, and an increase in sales from renewable facilities, partially offset by a decrease in non-PPA revenues from short-term sales.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Natural Gas Revenues

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$22	3.2	$100	4.5
In the second quarter 2018, natural gas revenues were $706 million compared to $684 million for the corresponding period in 2017. For year-to-date 2018, natural gas revenues were $2.3 billion compared to $2.2 billion for the corresponding period in 2017.
Details of the changes in natural gas revenues were as follows:

	Second Quarter 2018		Year-to-Date 2018
	(in millions)	(% change)	(in millions)	(% change)
Natural gas revenues – prior year	$684		$2,214
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	38	5.6%	48	2.2%
Gas costs and other cost recovery	(4)	(0.6)%	(2)	(0.1)
Weather	8	1.2%	16	0.7
Wholesale gas services	(4)	(0.6)%	31	1.4
Other	(16)	(2.4)%	7	0.3
Natural gas revenues – current year	$706	3.2%	$2,314	4.5%
The increases in natural gas revenues in the second quarter and year-to-date 2018 were primarily related to continued infrastructure investments recovered through replacement programs and base rate changes at the natural gas distribution utilities. These changes include base rate increases as a result of rate cases, partially offset by revenue reductions for the impacts of the Tax Reform Legislation.
Revenues attributable to gas costs and other cost recovery decreased due to reduced natural gas prices during 2018 compared to the corresponding periods in 2017, partially offset by increased volumes of natural gas sold in 2018 as a result of colder weather, as determined by Heating Degree Days.
Revenues increased due to colder weather, as determined by Heating Degree Days, in 2018 compared to the corresponding periods in 2017 that affected the utility customers in Illinois and Southern Company Gas' gas marketing services customers in Georgia and Illinois.
Revenues attributable to Southern Company Gas' wholesale gas services business decreased in the second quarter 2018 primarily due to derivative losses, partially offset by increased commercial activity and increased for year-to-date 2018 primarily due to increased commercial activity, partially offset by derivative losses.
Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations.
See Note (B) to the Condensed Financial Statements herein under "Regulatory Matters – Southern Company Gas" for additional information.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Revenues

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$211	114.7	$482	147.9
In the second quarter 2018, other revenues were $395 million compared to $184 million for the corresponding period in 2017. For year-to-date 2018, other revenues were $808 million compared to $326 million for the corresponding period in 2017. These increases were primarily due to PowerSecure's storm restoration services in Puerto Rico.
Fuel and Purchased Power Expenses

	Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$11	1.0	$116	5.6
Purchased power	25	11.8	113	29.0
Total fuel and purchased power expenses	$36		$229
In the second quarter 2018, total fuel and purchased power expenses were $1.34 billion compared to $1.30 billion for the corresponding period in 2017. The increase was primarily the result of an $87 million increase in the volume of KWHs generated and purchased, partially offset by an $80 million decrease in the average cost of fuel and purchased power.
For year-to-date 2018, total fuel and purchased power expenses were $2.7 billion compared to $2.5 billion for the corresponding period in 2017. The increase was primarily the result of a $234 million increase in the volume of KWHs generated and purchased, partially offset by a $34 million net decrease in the average cost of fuel and purchased power.
In addition, fuel expense increased $30 million in both the second quarter and year-to-date 2018 in accordance with an Alabama PSC accounting order authorizing the use of excess deferred income taxes to offset under recovered fuel costs.
Fuel and purchased power energy transactions at the traditional electric operating companies are generally offset by fuel revenues and do not have a significant impact on net income. See FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Fuel Cost Recovery" and " – Alabama Power – Accounting Order" herein for additional information. Fuel expenses incurred under Southern Power's PPAs are generally the responsibility of the counterparties and do not significantly impact net income.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the Southern Company system's generation and purchased power were as follows:

	Second Quarter 2018	Second Quarter 2017	Year-to-Date 2018	Year-to-Date 2017
Total generation (in billions of KWHs)	49	49	97	92
Total purchased power (in billions of KWHs)	5	4	10	9
Sources of generation (percent) —
Gas	46	44	46	45
Coal	30	30	29	29
Nuclear	14	16	15	16
Hydro	3	3	3	3
Other	7	7	7	7
Cost of fuel, generated (in cents per net KWH) —
Gas	2.74	2.94	2.80	2.93
Coal	2.75	2.85	2.82	2.87
Nuclear	0.82	0.80	0.80	0.80
Average cost of fuel, generated (in cents per net KWH)(a)	2.44	2.51	2.47	2.51
Average cost of purchased power (in cents per net KWH)(b)	5.00	5.47	5.64	5.28

(a)	Cost of fuel and average cost of fuel, generated excludes a $30 million adjustment associated with the Alabama PSC accounting order related to excess deferred income taxes.

(b)	Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.
Fuel
In the second quarter 2018, fuel expense was $1.10 billion compared to $1.09 billion for the corresponding period in 2017. The increase was primarily due to a 6.9% increase in the volume of KWHs generated by natural gas and a 1.7% increase in the volume of KWHs generated by coal, partially offset by a 6.8% decrease in the average cost of natural gas per KWH generated and a 3.5% decrease in the average cost of coal per KWH generated.
For year-to-date 2018, fuel expense was $2.2 billion compared to $2.1 billion for the corresponding period in 2017. The increase was primarily due to a 10.4% increase in the volume of KWHs generated by natural gas and a 5.9% increase in the volume of KWHs generated by coal, partially offset by a 4.4% decrease in the average cost of natural gas per KWH generated and a 1.7% decrease in the average cost of coal per KWH generated.
Purchased Power
In the second quarter 2018, purchased power expense was $236 million compared to $211 million for the corresponding period in 2017. The increase was primarily due to an 18.4% increase in the volume of KWHs purchased, partially offset by an 8.6% decrease in the average cost per KWH purchased.
For year-to-date 2018, purchased power expense was $503 million compared to $390 million for the corresponding period in 2017. The increase was primarily due to a 16.3% increase in the volume of KWHs purchased and a 6.8% increase in the average cost per KWH purchased.
Energy purchases will vary depending on demand for energy within the Southern Company system's electric service territory, the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, and the availability of the Southern Company system's generation.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Other Sales

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$165	144.7	$365	179.8
In the second quarter 2018, cost of other sales was $279 million compared to $114 million for the corresponding period in 2017. For year-to-date 2018, cost of other sales was $568 million compared to $203 million for the corresponding period in 2017. These increases primarily reflect costs related to PowerSecure's storm restoration services in Puerto Rico.
Other Operations and Maintenance Expenses

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$203	15.0	$268	9.8
In the second quarter 2018, other operations and maintenance expenses were $1.6 billion compared to $1.4 billion for the corresponding period in 2017. The increase was primarily due to an asset impairment charge of $119 million at Southern Power related to the pending sale of its Florida plants, a $36 million loss on the sale of Pivotal Home Solutions at Southern Company Gas, and a $27 million increase in transmission and distribution costs, primarily related to line maintenance.
For year-to-date 2018, other operations and maintenance expenses were $3.0 billion compared to $2.7 billion for the corresponding period in 2017. The increase was primarily due to an asset impairment charge of $119 million at Southern Power related to the pending sale of its Florida plants, a $42 million goodwill impairment charge at Southern Company Gas related to the sale of Pivotal Home Solutions, and a $36 million loss on the sale of Pivotal Home Solutions at Southern Company Gas. Also contributing to the increase were a $38 million increase in transmission and distribution costs, primarily related to line maintenance, a $19 million decrease in gains from sales of integrated transmission system assets at Georgia Power, and a $12 million increase at Southern Company Gas to align paid time off with the Southern Company system's policy. These increases were partially offset by $32.5 million resulting from the write-down of Gulf Power's ownership of Plant Scherer Unit 3 in the first quarter 2017 in accordance with a settlement agreement approved by the Florida PSC in April 2017 (2017 Gulf Power Rate Case Settlement Agreement).
See Note (A) to the Condensed Financial Statements under "Goodwill and Other Intangible Assets" and Note (J) to the Condensed Financial Statements under "Southern Company Gas – Sale of Pivotal Home Solutions" and "Southern Power – Sale of Florida Plants" herein for additional information. Also see Note 3 to the financial statements of Southern Company under "Regulatory Matters – Gulf Power – Retail Base Rate Cases" in Item 8 of the Form 10-K for additional information regarding the 2017 Gulf Power Rate Case Settlement Agreement.
Depreciation and Amortization

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$29	3.8	$83	5.7
In the second quarter 2018, depreciation and amortization was $783 million compared to $754 million for the corresponding period in 2017. For year-to-date 2018, depreciation and amortization was $1.6 billion compared to $1.5 billion for the corresponding period in 2017. These increases primarily reflect increases of $31 million and $65 million for the second quarter and year-to-date 2018, respectively, related to additional plant in service.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Additionally, these increases were due to depreciation credits of $8.5 million and $34 million recognized in the second quarter and year-to-date 2017, respectively, as authorized in Gulf Power's 2013 rate case settlement.
See Note 3 to the financial statements of Southern Company under "Regulatory Matters – Gulf Power – Retail Base Rate Cases" in Item 8 of the Form 10-K for additional information.
Taxes Other Than Income Taxes

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$8	2.6	$33	5.2
In the second quarter 2018, taxes other than income taxes were $316 million compared to $308 million for the corresponding period in 2017. For year-to-date 2018, taxes other than income taxes were $671 million compared to $638 million for the corresponding period in 2017. These increases were primarily due to increased property taxes at Georgia Power, increased revenue tax expenses at Southern Company Gas, and increased payroll taxes related to aligning paid time off at Southern Company Gas with the Southern Company system's policy. Also contributing to the year-to-date 2018 increase was an increase in municipal franchise fees primarily related to higher retail revenues at Georgia Power.
Estimated Loss on Plants Under Construction

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(1,952)	(64.8)	$(2,015)	(64.6)
In the second quarter 2018, estimated loss on plants under construction was $1.06 billion compared to $3.01 billion for the corresponding period in 2017. For year-to-date 2018, estimated loss on plants under construction was $1.11 billion compared to $3.12 billion for the corresponding period in 2017. These decreases were primarily related to revisions to the estimated construction costs for, and subsequent suspension of, the Kemper IGCC in June 2017 at Mississippi Power, partially offset by Georgia Power's revised estimate to complete construction and start-up of Plant Vogtle Units 3 and 4 in the second quarter 2018.
See Note 3 to the financial statements of Southern Company under "Kemper County Energy Facility" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Kemper County Energy Facility" and "Nuclear Construction" herein for additional information.
Allowance for Equity Funds Used During Construction

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(26)	(44.8)	$(52)	(45.2)
In the second quarter 2018, AFUDC equity was $32 million compared to $58 million in the corresponding period in 2017. For year-to-date 2018, AFUDC equity was $63 million compared to $115 million in the corresponding period in 2017. These decreases primarily resulted from Mississippi Power's suspension of the Kemper IGCC construction in June 2017, partially offset by increases in capital expenditures related to environmental and transmission projects at Alabama Power.
See Note 3 to the financial statements of Southern Company under "Kemper County Energy Facility" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Kemper County Energy Facility" herein for additional information.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Net of Amounts Capitalized

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$46	10.8	$88	10.5
In the second quarter 2018, interest expense, net of amounts capitalized was $470 million compared to $424 million in the corresponding period in 2017. For year-to-date 2018, interest expense, net of amounts capitalized was $928 million compared to $840 million in the corresponding period in 2017. These increases were largely due to an increase in average outstanding long-term debt, primarily at the parent company and Southern Company Gas.
See Note 6 to the financial statements of Southern Company in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein for additional information.
Other Income (Expense), Net

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$26	50.0	$40	40.8
In the second quarter 2018, other income (expense), net was $78 million compared to $52 million for the corresponding period in 2017. For year-to-date 2018, other income (expense), net was $138 million compared to $98 million for the corresponding period in 2017. These increases were primarily due to the settlement of Mississippi Power's Deepwater Horizon claim in May 2018. The year-to-date 2018 increase was also due to a gain from the settlement of a contractor litigation claim at Southern Company Gas.
See Note (B) to the Condensed Financial Statements under "General Litigation Matters – Mississippi Power" and "Southern Company Gas – Atlanta Gas Light's Pipeline Replacement Program" herein for additional information.
Income Taxes (Benefit)

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$448	N/M	$248	N/M
N/M - Not meaningful
In the second quarter 2018, income tax benefit was $139 million compared to an income tax benefit of $587 million for the corresponding period in 2017. For year-to-date 2018, income tax benefit was $25 million compared to an income tax benefit of $273 million for the corresponding period in 2017. These changes were primarily due to charges recorded in 2017 related to the Kemper IGCC at Mississippi Power, partially offset by the estimated probable loss on Plant Vogtle Units 3 and 4 at Georgia Power in the second quarter 2018 and lower federal income tax expense as well as the benefit from the flowback of excess deferred income taxes as a result of the Tax Reform Legislation. The year-to-date 2018 change was also due to net state income tax benefits arising from the reorganization of Southern Power's legal entities holding its solar facilities.
See Note (H) to the Condensed Financial Statements herein for additional information.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dividends on Preferred and Preference Stock of Subsidiaries

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(7)	(63.6)	$(14)	(63.6)
In the second quarter 2018, dividends on preferred and preference stock of subsidiaries was $4 million compared to $11 million for the corresponding period in 2017. For year-to-date 2018, dividends on preferred and preference stock of subsidiaries was $8 million compared to $22 million for the corresponding period in 2017. These decreases were primarily due to the 2017 redemptions of all outstanding shares of preferred and preference stock at Georgia Power and preference stock at Gulf Power.
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
Future earnings for the electricity and natural gas businesses will be driven primarily by customer growth. Earnings in the electricity business will also depend upon maintaining and growing sales, considering, among other things, the adoption and/or penetration rates of increasingly energy-efficient technologies, increasing volumes of electronic commerce transactions, and more multi-family home construction, all of which could contribute to a net reduction in customer usage. Earnings for both the electricity and natural gas businesses are subject to a variety of other factors. These factors include weather, competition, new energy contracts with other utilities and other wholesale customers, energy conservation practiced by customers, the use of alternative energy sources by customers, the prices of electricity and natural gas, the price elasticity of demand, and the rate of economic growth or decline in the service territory. In addition, the level of future earnings for the wholesale electric business also depends on numerous factors including regulatory matters, creditworthiness of customers, total electric generating capacity available and related costs, future acquisitions and construction of electric generating facilities, the impact of tax credits from renewable energy projects, and the successful remarketing of capacity as current contracts expire. Demand for electricity and natural gas is primarily driven by the pace of economic growth that may be affected by changes in regional and global economic conditions, which may impact future earnings. In addition, the volatility of natural gas prices has a significant impact on the natural gas distribution utilities' customer rates, long-term competitive position against other energy sources, and the ability of Southern Company Gas' gas marketing services and wholesale gas services businesses to capture value from locational and seasonal spreads. Additionally, changes in commodity prices subject a significant portion of Southern Company Gas' operations to earnings variability.
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

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 20, 2018, Southern Company entered into a stock purchase agreement with NextEra Energy to sell of all of the capital stock of Gulf Power for an aggregate cash purchase price of $5.75 billion (less the amount of indebtedness assumed at closing, which is currently estimated at approximately $1.4 billion), subject to (i) customary adjustments for indebtedness and working capital and (ii) reduction by the amount (if any) by which Gulf Power fails to meet a specified capital expenditure target. The completion of the sale is subject to the satisfaction or waiver of certain closing conditions, including, among others, (i) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (ii) approval by the FERC and the Federal Communications Commission, (iii) the entry into certain ancillary agreements, including transmission-related agreements and a transition services agreement, among the parties and their affiliates, and (iv) other customary closing conditions. Southern Company's sale of Gulf Power is expected to occur in the first half of 2019. See Note (J) to the Condensed Financial Statements under "Southern Company's Sale of Gulf Power" herein for additional information. The ultimate outcome of this matter cannot be determined at this time.
On June 4, 2018, Southern Company Gas completed the stock sale of Pivotal Home Solutions to American Water Enterprises LLC for a total cash purchase price of $358 million and an additional $6 million for working capital. This disposition resulted in a net loss of $76 million, which included $40 million of income tax expense. In contemplation of the transaction, a goodwill impairment charge of $42 million was recorded during the first quarter 2018.
On July 1, 2018, a Southern Company Gas subsidiary, Pivotal Utility Holdings, completed the sales of the assets of two of its natural gas distribution utilities, Elizabethtown Gas and Elkton Gas, to South Jersey Industries, Inc. for a total cash purchase price of $1.7 billion and an additional $40 million for working capital. This disposition resulted in an estimated pre-tax gain of approximately $235 million and an after-tax gain of approximately $12 million, which will be recorded in the third quarter 2018.
On July 29, 2018, Southern Company Gas and its wholly-owned direct subsidiary, NUI Corporation, completed the stock sale of Pivotal Utility Holdings, which primarily consisted of Florida City Gas, to NextEra Energy for a total cash purchase price of $530 million (less $3 million of indebtedness assumed at closing for customer deposits) and an additional $60 million for cash and other working capital. This disposition resulted in an estimated pre-tax gain of approximately $126 million and an after-tax gain of approximately $4 million, which will be recorded in the third quarter 2018.
The after-tax impacts of Southern Company Gas' dispositions included income tax expense on goodwill not deductible for tax purposes and for which a deferred tax liability had not been recorded previously. Additionally, each of these dispositions is subject to a final working capital adjustment that may impact the cash proceeds from disposition, but not the gain recorded. See Note (J) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information on Southern Company Gas' dispositions.
In May 2018, Southern Power completed the sale of a 33% equity interest in SPSH, a newly-formed limited partnership indirectly owning substantially all of Southern Power's solar facilities, for an aggregate purchase price of approximately $1.2 billion, subject to customary working capital adjustments. Southern Power maintains control and overall operational responsibilities for the solar facilities. See Note (J) to the Condensed Financial Statements under "Southern Power" herein for additional information.
Southern Power is pursuing the sale of a noncontrolling interest in a portfolio of eight operating wind facilities through the use of third-party tax equity, which, if successful, is expected to close in the fourth quarter 2018. See "Income Tax Matters – Southern Power" herein for additional information. The ultimate outcome of this matter cannot be determined at this time.
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
Environmental Laws and Regulations
Water Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Water Quality" of Southern Company in Item 7 of the Form 10-K for additional information regarding the effluent limitations guidelines (ELG) rule.
On May 2, 2018, the EPA updated its anticipated final rulemaking schedule for ELG from September 2020 to December 2019. The impact of any changes to the ELG rule will depend on the content of the final rule and the outcome of any legal challenges and cannot be determined at this time.
Coal Combustion Residuals
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" of Southern Company in Item 7 of the Form 10-K for additional information regarding the Disposal of Coal Combustion Residuals from Electric Utilities rule (CCR Rule).
On July 30, 2018, the EPA published certain amendments to the CCR Rule, which will be effective August 29, 2018. These amendments extend the date from April 2019 to October 31, 2020 to cease sending CCR and other waste streams to impoundments that demonstrate compliance with all except two specified criteria. These amendments also establish groundwater protection standards for four constituents that do not have established EPA maximum contaminant levels and allow a participating state director or the EPA (where the EPA is the permitting authority) to suspend groundwater monitoring requirements under certain circumstances. Specific site impacts are being evaluated by the traditional electric operating companies.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In June 2018, Alabama Power recorded an increase of approximately $1.2 billion to its AROs related to the CCR Rule. The revised cost estimates as of June 30, 2018 are based on information from feasibility studies performed on ash ponds in use at plants operated by Alabama Power, including a plant jointly-owned by Mississippi Power. During the second quarter 2018, Alabama Power's management completed its analysis of these studies which indicated that additional closure costs, primarily related to increases in estimated ash volume, water management requirements, and design revisions, will be required to close these ash ponds under the planned closure-in-place methodology.
Georgia Power continues to perform engineering studies related to its plans to close the ash ponds at all of its generating plants, including one jointly owned with Gulf Power, in compliance with federal and state CCR rules. Georgia Power also continues to refine its closure strategy and cost estimates for each ash pond and is preparing permit applications as required by the State of Georgia CCR rule. While Georgia Power believes its recorded liability for ash pond closures appropriately reflects its obligations under the current closure strategies it has elected, changes to such strategies and cost estimates would likely result in additional closure costs which would increase Georgia Power's ARO liability. It is not currently possible to determine the magnitude of an increase related to a change in closure strategies nor an increase related to ongoing engineering studies for the current closure strategies, and the timing of future cash outflows are indeterminable at this time. As permit applications advance, engineering studies continue, and the timing of ash pond closures develop further on a plant-by-plant basis during the second half of 2018 and in the future, Georgia Power will record any changes as necessary to its ARO liability, which could be material. Georgia Power expects to continue to periodically update these cost estimates as necessary, which could change further as additional information becomes available.
As further analysis is performed and closure details are developed with respect to ash pond closures, the traditional electric operating companies expect to periodically update their cost estimates as necessary. Absent continued recovery of ARO costs through regulated rates, Southern Company's results of operations, cash flows, and financial condition could be materially impacted. See Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein for additional information.
The ultimate outcome of these matters cannot be determined at this time.
Nuclear Decommissioning
In June 2018, Alabama Power completed an updated decommissioning cost site study for Plant Farley. The estimated cost of decommissioning based on the study resulted in an increase in the ARO liability of approximately $300 million. Amounts previously contributed to Alabama Power's external trust funds are currently projected to be adequate to meet the updated decommissioning obligations. See Note 1 to the financial statements of Southern Company under "Nuclear Decommissioning" in Item 8 of the Form 10-K and Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" and "Nuclear Decommissioning" herein for additional information.
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
FERC Matters
Market-Based Rate Authority
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "FERC Matters – Market-Based Rate Authority" of Southern Company in Item 7 of the Form 10-K for additional information regarding proceedings related to the traditional electric operating companies' and Southern Power's 2014 and 2017 triennial market power analyses.
On May 4, 2018, the FERC issued an order terminating both proceedings, finding that the traditional electric operating companies and Southern Power satisfy the FERC's standards for market-based rates. On May 9, 2018, the traditional electric operating companies and Southern Power made the compliance filing required by the order. These proceedings are essentially concluded.
Open Access Transmission Tariff
On May 10, 2018, the Alabama Municipal Electric Authority and Cooperative Energy filed with the FERC a complaint against SCS and the traditional electric operating companies claiming that the current 11.25% base ROE used in calculating the annual transmission revenue requirements of the traditional electric operating companies' open access transmission tariff is unjust and unreasonable as measured by the applicable FERC standards. The complaint requests that the base ROE be set no higher than 8.65% and that the FERC order refunds for the difference in revenue requirements that results from applying a just and reasonable ROE established in this proceeding upon determining the current ROE is unjust and unreasonable. On June 18, 2018, SCS and the traditional electric operating companies filed their response challenging the adequacy of the showing presented by the complainants and offering support for the current ROE. The ultimate outcome of this matter cannot be determined at this time.
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

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 1, 2018, the Alabama PSC approved modifications to Rate RSE and other commitments designed to position Alabama Power to address the growing pressure on its credit quality resulting from the Tax Reform Legislation, without increasing retail rates under Rate RSE in the near term. Alabama Power plans to reduce growth in total debt by increasing equity, with corresponding reductions in debt issuances, thereby de-leveraging its capital structure. Alabama Power's goal is to achieve an equity ratio of approximately 55% by the end of 2025. At June 30, 2018, Alabama Power's equity ratio was approximately 46.6%. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters – Federal Tax Reform Legislation" of Southern Company in Item 7 of the Form 10-K for additional information.
Rate RSE
The approved modifications to Rate RSE became effective June 2018 and are applicable for January 2019 billings and thereafter. The modifications include reducing the top of the allowed weighted common equity return (WCER) range from 6.21% to 6.15% and modifications to the refund mechanism applicable to prior year actual results. The modifications to the refund mechanism allow Alabama Power to retain a portion of the revenue that causes the actual WCER for a given year to exceed the allowed range.
In conjunction with these modifications to Rate RSE, on May 8, 2018, Alabama Power consented to a moratorium on any upward adjustments under Rate RSE for 2019 and 2020. Additionally, Alabama Power will return $50 million to customers through bill credits in 2019.
In accordance with an established retail tariff that provides for an interim adjustment to customer billings to recognize the impact of a change in the statutory income tax rate, Alabama Power is returning approximately $257 million to retail customers through bill credits in the second half of 2018 as a result of the change in the federal income tax rate under the Tax Reform Legislation.
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
Accounting Order
On May 1, 2018, the Alabama PSC approved an accounting order that authorizes Alabama Power to defer the benefits of federal excess deferred income taxes associated with the Tax Reform Legislation for the year ending December 31, 2018 as a regulatory liability and to use up to $30 million of such deferrals to offset under recovered amounts under Rate ECR. Any remaining amounts will be used for the benefit of customers as determined by the Alabama PSC. As of June 30, 2018, Alabama Power had applied approximately $30 million of such deferrals to offset the under recovered balance under Rate ECR and expects the total deferrals for the year ending December 31, 2018 to be approximately $50 million. See Note 5 to the financial statements of Southern Company under "Federal Tax Reform Legislation" in Item 8 of the Form 10-K for additional information.
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
The Gulf Power Tax Reform Settlement Agreement results in annual reductions to Gulf Power's revenues of $18.2 million from base rates and $15.6 million from environmental cost recovery rates, implemented April 1, 2018, and also provides for a one-time refund of $69.4 million for the retail portion of unprotected (not subject to normalization) deferred tax liabilities through a reduced fuel cost recovery rate over the remainder of 2018. Through June 30, 2018, approximately $28 million of this refund has been reflected in customer bills. As a result of the Gulf Power Tax Reform Settlement Agreement, the Florida PSC also approved an increase in Gulf Power's maximum equity ratio from 52.5% to 53.5% for all retail regulatory purposes.
As part of the Gulf Power Tax Reform Settlement Agreement, a limited scope proceeding to address protected deferred tax liabilities consistent with IRS normalization principles was initiated on April 30, 2018. Pending resolution of this proceeding, Gulf Power is deferring the related amounts for 2018 as a regulatory liability. Through June 30, 2018, amounts deferred totaled $5 million. Unless otherwise agreed to by the parties to the Gulf Power Tax Reform Settlement Agreement, amounts recorded in this regulatory liability will be refunded to retail customers in 2019 through Gulf Power's fuel cost recovery rates. The ultimate outcome of this matter cannot be determined at this time.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mississippi Power
On February 7, 2018, Mississippi Power submitted its revised 2018 projected PEP filing to the Mississippi PSC, which reflected the impacts of the Tax Reform Legislation, requesting an increase in annual retail revenues of $26 million based on a performance adjusted ROE of 9.33% and an increased equity ratio of 55%.
On July 27, 2018, Mississippi Power and the Mississippi Public Utilities Staff (MPUS) entered into a settlement agreement with respect to the 2018 PEP filing and all unresolved PEP filings for prior years (PEP Settlement Agreement), which was approved by the Mississippi PSC on August 7, 2018. Rates under the PEP Settlement Agreement will take effect for the first billing cycle of September 2018.
The PEP Settlement Agreement provides for an increase of approximately $21.6 million in annual base retail revenues, which excludes approximately $5.5 million requested for certain compensation costs contested by the MPUS. Under the PEP Settlement Agreement, Mississippi Power expects to defer these costs for 2018 and 2019 as a regulatory asset. The Mississippi PSC is currently expected to rule on the appropriate treatment for such costs in connection with Mississippi Power's next base rate case, which is scheduled to be filed in the fourth quarter 2019 (2019 Base Rate Case). The ultimate outcome of this matter cannot be determined at this time.
Pursuant to the PEP Settlement Agreement, Mississippi Power's performance-adjusted allowed ROE will be 9.31% and its allowed equity ratio will remain at 50%, pending further review by the Mississippi PSC. In lieu of the requested equity ratio increase, Mississippi Power will retain $44 million of excess accumulated deferred income taxes resulting from the Tax Reform Legislation, which had been proposed to be amortized beginning in 2018, until the conclusion of the 2019 Base Rate Case. Further, Mississippi Power will seek equity contributions sufficient to restore its equity ratio (which was 43.5% at June 30, 2018) to the 50% target. In the event Mississippi Power's actual average equity ratio for 2018 is more than 1% higher or lower than the 50% target, Mississippi Power will defer the corresponding difference in its revenue requirement as a regulatory asset or liability for resolution in the 2019 Base Rate Case.
Pursuant to the PEP Settlement Agreement, PEP proceedings will be suspended until after the conclusion of the 2019 Base Rate Case and Mississippi Power will not be required to make any PEP filings for regulatory years 2018, 2019, and 2020. The PEP Settlement Agreement also resolves all open PEP filings with no change to customer rates. As a result, in the third quarter 2018, Mississippi Power expects to recognize revenues of $5 million previously reserved in connection with the 2012 PEP lookback filing.
Southern Company Gas
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Southern Company Gas" of Southern Company in Item 7 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Southern Company Gas" herein for additional information.
On February 23, 2018, Atlanta Gas Light revised its annual base rate filing to reflect the impacts of the Tax Reform Legislation and requested a $16 million rate reduction in 2018. On May 15, 2018, the Georgia PSC approved a stipulation for Atlanta Gas Light's annual base rates to remain at the 2017 level for 2018 and 2019, with customer credits of $8 million in each of July 2018 and October 2018 to reflect the impacts of the Tax Reform Legislation. The Georgia PSC maintained Atlanta Gas Light's previously authorized earnings band based on a ROE between 10.55% and 10.95% and increased the allowed equity ratio by 4% to an equity ratio of 55% to address the negative cash flow and credit metric impacts of the Tax Reform Legislation. Additionally, Atlanta Gas Light is required to file a traditional base rate case on or before June 1, 2019 for rates effective January 1, 2020.
On May 2, 2018, the Illinois Commission approved Nicor Gas' rehearing request for revised base rates to incorporate the reduction in the federal income tax rate as a result of the Tax Reform Legislation. The resulting decrease of approximately $44 million in annual base rate revenues became effective May 5, 2018. Nicor Gas' previously-authorized capital structure and ROE of 9.8% were not addressed in the rehearing and remain unchanged.

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
As of June 30, 2018, Mississippi Power recorded charges to income of an immaterial amount for the second quarter 2018 and $45 million ($33 million after tax) for year-to-date 2018, primarily resulting from the abandonment and related closure activities for the mine and gasifier-related assets at the Kemper County energy facility. Additional closure costs for the mine and gasifier-related assets, currently estimated to cost up to $25 million pre-tax (excluding salvage, net of dismantlement costs), are expected to be incurred during the remainder of 2018 and 2019. In addition, period costs, including, but not limited to, costs for compliance and safety, ARO accretion, and property taxes for the mine and gasifier-related assets, are estimated at $4 million for the remainder of 2018, $7 million in 2019, and $4 million annually beginning in 2020. The ultimate outcome of this matter cannot be determined at this time.
The combined cycle and associated common facilities portions of the Kemper County energy facility were dedicated as Plant Ratcliffe on April 27, 2018.
Reserve Margin Plan
On August 6, 2018, Mississippi Power filed its proposed Reserve Margin Plan (RMP), as required by the Mississippi PSC's order in the docket established for the purposes of pursuing a global settlement of the costs related to the Kemper County energy facility. Under the RMP, Mississippi Power proposes alternatives that would reduce its reserve margin, with the most economic of the alternatives being the 2-year and 7-year acceleration of the retirement of Plant Watson Units 4 and 5, respectively, to the first quarter 2022 and the 4-year acceleration of the retirement of Plant Greene County Units 1 and 2 to the third quarter 2021 and the third quarter 2022, respectively, in order to lower or avoid operating costs. The Plant Greene County unit retirements would require the completion by Alabama Power of proposed transmission and system reliability improvements, as well as agreement by Alabama Power. The RMP filing also states that, in the event the Mississippi PSC ultimately approves an alternative that includes an accelerated retirement, Mississippi Power would require authorization to defer in a regulatory asset for future recovery the remaining net book value of the units at the time of retirement. Mississippi Power expects the MPUS and other interested parties to review the proposal prior to resolution by the Mississippi PSC. The ultimate outcome of this matter cannot be determined at this time. However, if approved by the Mississippi PSC, the alternatives are not expected to have any adverse impact on customer rates.
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
In connection with the EPC Contractor's bankruptcy filing, Georgia Power, acting for itself and as agent for the Vogtle Owners, entered into the Interim Assessment Agreement with the EPC Contractor to allow construction to continue. The Interim Assessment Agreement expired in July 2017 when Georgia Power, acting for itself and as agent for the other Vogtle Owners, and the EPC Contractor entered into the Vogtle Services Agreement. Under the Vogtle Services Agreement, Westinghouse provides facility design and engineering services, procurement and technical support, and staff augmentation on a time and materials cost basis. The Vogtle Services Agreement will continue until the start-up and testing of Plant Vogtle Units 3 and 4 are complete and electricity is generated and sold from both units. The Vogtle Services Agreement is terminable by the Vogtle Owners upon 30 days' written notice.
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
In December 2017, the Georgia PSC approved Georgia Power's seventeenth VCM report, which included a recommendation to continue construction of Plant Vogtle Units 3 and 4, with Southern Nuclear serving as project manager and Bechtel serving as the primary construction contractor.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost and Schedule
In preparation for its nineteenth VCM filing, Georgia Power requested Southern Nuclear to perform a full cost reforecast for the project. Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4 by the expected in-service dates of November 2021 and November 2022, respectively, is as follows:

(in billions)
Base project capital cost forecast(a)(b)	$8.0
Construction contingency estimate	0.4
Total project capital cost forecast(a)(b)	8.4
Net investment as of June 30, 2018(b)	(4.0)
Remaining estimate to complete(a)	$4.4

(a)	Excludes financing costs expected to be capitalized through AFUDC of approximately $350 million.

(b)	Net of $1.7 billion received from Toshiba in 2017 under the Guarantee Settlement Agreement and $188 million in Customer Refunds recognized as a regulatory liability in 2017.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.2 billion, of which $1.7 billion had been incurred through June 30, 2018.
The $0.7 billion increase to the base capital cost forecast reflected in the table above primarily results from changed assumptions related to the finalization of contract scopes and management responsibilities for Bechtel and over 60 subcontractors, labor productivity rates, and craft labor incentives, as well as the related levels of project management, oversight, and support, including field supervision and engineering support.
Although Georgia Power believes these incremental costs are reasonable and necessary to complete the project and the Georgia PSC's order in the seventeenth VCM proceeding specifically states that the construction of Plant Vogtle Units 3 and 4 is not subject to a cost cap, Georgia Power does not intend to seek rate recovery for these cost increases included in the current base capital cost forecast (or any related financing costs), which will be filed with the Georgia PSC in the nineteenth VCM report at the end of August 2018. In connection with future VCM filings, Georgia Power may request the Georgia PSC to evaluate costs currently included in the construction contingency estimate for rate recovery as and when they are appropriately included in the base capital cost forecast. After considering the significant level of uncertainty that exists regarding the future recoverability of costs included in the construction contingency estimate since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in these future regulatory proceedings, Georgia Power has recorded a total pre-tax charge to income of $1.1 billion ($0.8 billion after tax), which includes the total increase in the capital cost forecast and construction contingency estimate as of June 30, 2018.
Subsequent to the EPC Contractor bankruptcy filing, a number of subcontractors to the EPC Contractor alleged non-payment by the EPC Contractor for amounts owed for work performed on Plant Vogtle Units 3 and 4. Georgia Power, acting for itself and as agent for the Vogtle Owners, has taken actions to remove liens filed by these subcontractors through the posting of surety bonds. Related to such liens, certain subcontractors have filed, and additional subcontractors may file, lawsuits against the EPC Contractor and the Vogtle Owners to preserve their payment rights with respect to such claims. All known amounts associated with the removal of subcontractor liens and other EPC Contractor pre-petition accounts payable have been paid or accrued as of June 30, 2018. The ultimate liability is expected to be finalized in connection with the completion of the sale of Westinghouse.
As construction continues, challenges with management of contractors, subcontractors, and vendors; labor productivity, availability, and/or cost escalation; procurement, fabrication, delivery, assembly, and/or installation, including any required engineering changes, of plant systems, structures, and components (some of which are based on new technology that is just beginning initial operation in the global nuclear industry at this scale); or other issues could arise and change the projected schedule and estimated cost.

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
The ultimate outcome of these matters cannot be determined at this time. However, any extension of the project schedule is currently estimated to result in additional base capital costs of approximately $50 million per month, based on Georgia Power's ownership interests, and AFUDC of approximately $12 million per month. While Georgia Power is not precluded from seeking recovery of any future capital cost forecast increase, management will ultimately determine whether or not to seek recovery. Any further changes to the capital cost forecast that are not expected to be recoverable through regulated rates will be required to be charged to income and such charges could be material.
Joint Owner Contracts
In November 2017, the Vogtle Owners entered into an amendment to their joint ownership agreements for Plant Vogtle Units 3 and 4 (as amended, Vogtle Joint Ownership Agreements) to provide for, among other conditions, additional Vogtle Owner approval requirements. Pursuant to the Vogtle Joint Ownership Agreements, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction if certain adverse events occur, including: (i) the bankruptcy of Toshiba; (ii) termination or rejection in bankruptcy of certain agreements, including the Vogtle Services Agreement or the Bechtel Agreement; (iii) the Georgia PSC or Georgia Power determines that any of Georgia Power's costs relating to the construction of Plant Vogtle Units 3 and 4 will not be recovered in retail rates because such costs are deemed unreasonable or imprudent; or (iv) an increase in the construction budget contained in the seventeenth VCM report of more than $1 billion or extension of the project schedule contained in the seventeenth VCM report of more than one year. In addition, pursuant to the Vogtle Joint Ownership Agreements, the required approval of holders of ownership interests in Plant Vogtle Units 3 and 4 is at least (i) 90% for a change of the primary construction contractor and (ii) 67% for material amendments to the Vogtle Services Agreement or agreements with Southern Nuclear or the primary construction contractor, including the Bechtel Agreement. The Vogtle Joint Ownership Agreements also confirm that the Vogtle Owners' sole recourse against Georgia Power or Southern Nuclear for any action or inaction in connection with their performance as agent for the Vogtle Owners is limited to removal of Georgia Power and/or Southern Nuclear as agent, except in cases of willful misconduct.
As a result of the increase in the total project capital cost forecast and Georgia Power's decision not to seek rate recovery of the increase in the base capital costs as described in "Cost and Schedule" herein, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction. The Vogtle Owners are expected to conduct these votes in the third quarter 2018.
If the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 do not vote to continue construction, the Vogtle Joint Ownership Agreements provide that the project will be cancelled, and construction will cease. In the event that fewer than 90% of the Vogtle Owners vote to continue construction, Georgia Power and the other Vogtle Owners will assess options for Plant Vogtle Units 3 and 4. If Plant Vogtle Units 3 and 4 were cancelled and Georgia Power was unable to recover costs it has incurred in connection with the project, Southern Company's results of operations, cash flow, and financial condition would be materially impacted. The ultimate outcome of this matter cannot be determined at this time.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. As of June 30, 2018, Georgia Power had recovered approximately $1.7 billion of financing costs. Financing costs related to capital costs above $4.418 billion will be recovered through AFUDC; however, Georgia Power will not record AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery.
Georgia Power is required to file semi-annual VCM reports with the Georgia PSC by February 28 and August 31 of each year. In 2013, in connection with the eighth VCM report, the Georgia PSC approved a stipulation between Georgia Power and the staff of the Georgia PSC to waive the requirement to amend the Plant Vogtle Units 3 and 4 certificate in accordance with the 2009 certification order until the completion of Plant Vogtle Unit 3, or earlier if deemed appropriate by the Georgia PSC and Georgia Power.
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
In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.

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
The Georgia PSC has approved seventeen VCM reports covering the periods through June 30, 2017, including total construction capital costs incurred through that date of $4.4 billion. On August 21, 2018, the Georgia PSC is scheduled to vote on Georgia Power's eighteenth VCM report, which requested approval of $448 million of construction capital costs (excluding the $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and the $188 million in Customer Refunds recognized as a regulatory liability) incurred from July 1, 2017 through December 31, 2017.
On August 31, 2018, Georgia Power will file its nineteenth VCM report with the Georgia PSC, which will reflect the revised capital cost forecast discussed previously and request approval of $578 million of construction capital costs incurred from January 1, 2018 through June 30, 2018.
The ultimate outcome of these matters cannot be determined at this time.
See RISK FACTORS of Southern Company in Item 1A herein and of the Form 10-K for a discussion of certain risks associated with the licensing, construction, and operation of nuclear generating units, including potential impacts that could result from a major incident at a nuclear facility anywhere in the world.
DOE Financing
As of June 30, 2018, Georgia Power had borrowed $2.6 billion related to Plant Vogtle Units 3 and 4 costs through the Loan Guarantee Agreement and a multi-advance credit facility among Georgia Power, the DOE, and the FFB, which provides for borrowings of up to $3.46 billion, subject to the satisfaction of certain conditions. In September 2017, the DOE issued a conditional commitment to Georgia Power for up to approximately $1.67 billion in additional guaranteed loans under the Loan Guarantee Agreement. In June 2018, the DOE approved a request by Georgia Power to extend the conditional commitment to September 30, 2018. Any further extension must be approved by the DOE. Final approval and issuance of these additional loan guarantees by the DOE cannot be assured and are subject to the negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions, including the Vogtle Owners' votes to continue construction. See Note 6 to the financial statements of Southern Company under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information, including applicable covenants, events of default, mandatory prepayment events (including any decision not to continue construction of Plant Vogtle Units 3 and 4), and conditions to borrowing.
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
Southern Power is pursuing the sale of a noncontrolling interest in a portfolio of eight operating wind facilities through the use of third-party tax equity, which, if successful, is expected to close in the fourth quarter 2018. In the third quarter 2018, various direct and indirect subsidiaries of Southern Power that own and operate these wind facilities are expected to be reorganized under a new holding company in which the tax equity partner would invest. The reorganization is expected to result in estimated net state tax benefits totaling approximately $10 million related to certain changes in apportionment rates. The ultimate outcome of this matter cannot be determined at this time.
Other Matters
Southern Company and its subsidiaries are involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Southern Company and its subsidiaries are subject to certain claims and legal actions arising in the ordinary course of business. The business activities of Southern Company's subsidiaries are subject to extensive governmental regulation related to public health and the environment, such as laws and regulations governing air, water, land, and protection of natural resources. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental laws and regulations has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
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
Litigation
In 2016, a complaint against Mississippi Power was filed in Harrison County Circuit Court (Circuit Court) by Biloxi Freezing & Processing Inc., Gulfside Casino Partnership, and John Carlton Dean, which was amended and refiled to include, among other things, Southern Company as a defendant. The individual plaintiff alleged that Mississippi Power and Southern Company violated the Mississippi Unfair Trade Practices Act. All plaintiffs alleged that Mississippi Power and Southern Company concealed, falsely represented, and failed to fully disclose important facts concerning the cost and schedule of the Kemper County energy facility and that these alleged breaches unjustly enriched Mississippi Power and Southern Company. The plaintiffs sought unspecified actual damages and punitive damages; asked the Circuit Court to appoint a receiver to oversee, operate, manage, and otherwise control all affairs relating to the Kemper County energy facility; asked the Circuit Court to revoke any licenses or certificates authorizing Mississippi Power or Southern Company to engage in any business related to the Kemper County energy facility in Mississippi; and sought attorney's fees, costs, and interest. The plaintiffs also sought an injunction to prevent any Kemper County energy facility costs from being charged to customers through electric rates. In June 2017, the Circuit Court ruled in favor of motions by Southern Company and Mississippi Power and dismissed the case. In July 2017, the plaintiffs filed notice of an appeal. On July 13, 2018, Mississippi Power and Southern Company reached a settlement agreement with the plaintiffs and the plaintiffs' appeal was dismissed with prejudice. The settlement had no material impact on Southern Company's financial statements.
In January 2017, a putative securities class action complaint was filed against Southern Company, certain of its officers, and certain former Mississippi Power officers in the U.S. District Court for the Northern District of Georgia, Atlanta Division, by Monroe County Employees' Retirement System on behalf of all persons who purchased shares of Southern Company's common stock between April 25, 2012 and October 29, 2013. The complaint alleges that Southern Company, certain of its officers, and certain former Mississippi Power officers

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

made materially false and misleading statements regarding the Kemper County energy facility in violation of certain provisions under the Securities Exchange Act of 1934, as amended. The complaint seeks, among other things, compensatory damages and litigation costs and attorneys' fees. In June 2017, the plaintiffs filed an amended complaint that provided additional detail about their claims, increased the purported class period by one day, and added certain other former Mississippi Power officers as defendants. In July 2017, the defendants filed a motion to dismiss the plaintiffs' amended complaint with prejudice, to which the plaintiffs filed an opposition in September 2017. On March 29, 2018, the U.S. District Court for the Northern District of Georgia, Atlanta Division, issued an order granting, in part, the defendants' motion to dismiss. The court dismissed certain claims against certain officers of Southern Company and Mississippi Power and dismissed the allegations related to a number of the statements that plaintiffs challenged as being false or misleading. On April 26, 2018, the defendants filed a motion for reconsideration of the court's order, seeking dismissal of the remaining claims in the lawsuit.
In February 2017, Jean Vineyard filed a shareholder derivative lawsuit and, in May 2017, Judy Mesirov filed a shareholder derivative lawsuit, each in the U.S. District Court for the Northern District of Georgia. Each of these lawsuits names as defendants Southern Company, certain of its directors, certain of its officers, and certain former Mississippi Power officers. In August 2017, these two shareholder derivative lawsuits were consolidated in the U.S. District Court for the Northern District of Georgia. The complaints allege that the defendants caused Southern Company to make false or misleading statements regarding the Kemper County energy facility cost and schedule. Further, the complaints allege that the defendants were unjustly enriched and caused the waste of corporate assets and also allege that the individual defendants violated their fiduciary duties. Each plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and, on each plaintiff's own behalf, attorneys' fees and costs in bringing the lawsuit. Each plaintiff also seeks certain changes to Southern Company's corporate governance and internal processes. On April 25, 2018, the court entered an order staying this lawsuit until 30 days after the resolution of any dispositive motions or any settlement, whichever is earlier, in the putative securities class action.
In May 2017, Helen E. Piper Survivor's Trust filed a shareholder derivative lawsuit in the Superior Court of Gwinnett County, State of Georgia that names as defendants Southern Company, certain of its directors, certain of its officers, and certain former Mississippi Power officers. The complaint alleges that the individual defendants, among other things, breached their fiduciary duties in connection with schedule delays and cost overruns associated with the construction of the Kemper County energy facility. The complaint further alleges that the individual defendants authorized or failed to correct false and misleading statements regarding the Kemper County energy facility schedule and cost and failed to implement necessary internal controls to prevent harm to Southern Company. The plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and disgorgement of profits and, on its behalf, attorneys' fees and costs in bringing the lawsuit. The plaintiff also seeks certain unspecified changes to Southern Company's corporate governance and internal processes. The court entered an order staying this lawsuit until 30 days after the resolution of any dispositive motions or any settlement, whichever is earlier, in the putative securities class action.
On May 18, 2018, Southern Company and Mississippi Power received a notice of dispute and arbitration demand filed by Martin Product Sales, LLC (Martin) based on two agreements, both related to Kemper IGCC byproducts for which Mississippi Power provided termination notices in September 2017. Martin alleges breach of contract, breach of good faith and fair dealing, fraud and misrepresentation, and civil conspiracy and makes a claim for damages in the amount of approximately $143 million, as well as additional unspecified damages, attorney's fees, costs, and interest.
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
The ability of the lessees to make required payments to the Southern Holdings subsidiary is dependent on the operational performance of the assets. As a result of operational improvements in the first half of 2018, the June 2018 lease payment was paid in full and the December 2018 lease payment is currently expected to be paid in full. However, operational issues and the resulting cash liquidity challenges persist and significant concerns continue regarding the lessee's ability to make the remaining semi-annual lease payments. These operational challenges may also impact the expected residual value of the assets at the end of the lease term in 2047. If any future lease payment is not paid in full, the Southern Holdings subsidiary may be unable to make its corresponding payment to the holders of the underlying non-recourse debt related to the generation assets. Failure to make the required payment to the debtholders would represent an event of default that would give the debtholders the right to foreclose on, and take ownership of, the generation assets from the Southern Holdings subsidiary, in effect terminating the lease and resulting in the write-off of the related lease receivable, which would result in a reduction in net income of approximately $86 million after tax based on the lease receivable balance as of June 30, 2018. Southern Company has evaluated the recoverability of the lease receivable and the expected residual value of the generation assets at the end of the lease under various scenarios and has concluded that its investment in the leveraged lease is not impaired as of June 30, 2018. Southern Company will continue to monitor the operational performance of the underlying assets and evaluate the ability of the lessee to continue to make the required lease payments. The ultimate outcome of this matter cannot be determined at this time.
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
Estimated Cost, Schedule, and Rate Recovery for the Construction of Plant Vogtle Units 3 and 4
In December 2016, the Georgia PSC approved the Vogtle Cost Settlement Agreement, which resolved certain prudency matters in connection with Georgia Power's fifteenth VCM report. In December 2017, the Georgia PSC approved Georgia Power's seventeenth VCM report, which included a recommendation to continue construction of Plant Vogtle Units 3 and 4, with Southern Nuclear serving as project manager and Bechtel serving as the primary construction contractor, as well as a modification of the Vogtle Cost Settlement Agreement. The Georgia PSC's related order stated that under the modified Vogtle Cost Settlement Agreement, (i) none of the $3.3 billion of costs incurred through December 31, 2015 should be disallowed as imprudent; (ii) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs; (iii) Georgia Power would have the burden of proof to show that any capital costs above $5.68 billion were prudent; (iv) Georgia Power's total project capital cost forecast of $7.3 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and $188 million in Customer Refunds recognized as a regulatory liability in 2017) was found reasonable and did not represent a cost cap; and (v) prudence decisions would be made subsequent to achieving fuel load for Unit 4.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In its order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
In the second quarter 2018, Georgia Power revised its base cost forecast and estimated contingency to complete construction and start-up of Plant Vogtle Units 3 and 4 to $8.0 billion and $0.4 billion, respectively, for a total project capital cost forecast of $8.4 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and $188 million in Customer Refunds recognized as a regulatory liability in 2017). Although Georgia Power believes these incremental costs are reasonable and necessary to complete the project and the Georgia PSC has stated the $7.3 billion estimate included in the seventeenth VCM proceeding does not represent a cost cap, Georgia Power does not intend to seek rate recovery for the $0.7 billion increase in costs included in the revised base capital cost forecast, which will be filed with the Georgia PSC in the nineteenth VCM report on August 31, 2018. In connection with future VCM filings, Georgia Power may request the Georgia PSC to evaluate costs included in the revised construction contingency estimate for rate recovery as and when they are appropriately included in the base capital cost forecast. After considering the significant level of uncertainty that exists regarding the future recoverability of costs included in the construction contingency estimate since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in these future regulatory proceedings, Georgia Power has recorded a total pre-tax charge to income of $1.1 billion ($0.8 billion after tax) as of June 30, 2018.
Georgia Power's revised cost estimate reflects an expected in-service date of November 2021 for Unit 3 and November 2022 for Unit 4.
As construction continues, challenges with management of contractors, subcontractors, and vendors; labor productivity, availability, and/or cost escalation; procurement, fabrication, delivery, assembly, and/or installation, including any required engineering changes, of plant systems, structures, and components (some of which are based on new technology that is just beginning initial operation in the global nuclear industry at this scale); or other issues could arise and change the projected schedule and estimated cost.
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
The ultimate outcome of these matters cannot be determined at this time. Any extension of the in-service dates of November 2021 for Unit 3 and November 2022 for Unit 4 is currently estimated to result in additional base capital costs of approximately $50 million per month, based on Georgia Power's ownership interests, and AFUDC of approximately $12 million per month. While Georgia Power is not precluded from seeking recovery of any future capital cost forecast increase, management will ultimately determine whether or not to seek recovery. Any further changes to the capital cost forecast that are not expected to be recoverable through regulated rates will be required to be charged to income and such charges could be material.
Given the significant complexity involved in estimating the future costs to complete construction and start-up of Plant Vogtle Units 3 and 4 and the significant management judgment necessary to assess the related uncertainties surrounding future rate recovery of any projected cost increases, as well as the potential impact on Southern Company's results of operations and cash flows, Southern Company considers these items to be critical accounting estimates. See Note 3 to the financial statements of Southern Company under "Nuclear Construction" in Item 8 of

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the Form 10-K and Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for additional information.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Southern Company in Item 7 of the Form 10-K for additional information. Southern Company's financial condition remained stable at June 30, 2018. Southern Company intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $3.3 billion for the first six months of 2018, an increase of $0.5 billion from the corresponding period in 2017. The increase in net cash provided from operating activities was primarily due to an increase in fuel cost recovery and an increase in other current liabilities, primarily due to the timing of customer billing reductions related to the Tax Reform Legislation. Net cash used for investing activities totaled $3.6 billion for the first six months of 2018 primarily due to the traditional electric operating companies' installation of equipment to comply with environmental standards and construction of electric generation, transmission, and distribution facilities and capital expenditures for Southern Company Gas' infrastructure replacement programs. Net cash provided from financing activities totaled $0.2 billion for the first six months of 2018 primarily due to an increase in commercial paper borrowings and proceeds from Southern Power's sale of a 33% equity interest in a limited partnership indirectly owning substantially all of its solar facilities, partially offset by common stock dividend payments and net redemptions and repurchases of long-term and short-term debt. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first six months of 2018 include the reclassification of $7.3 billion and $3.5 billion in total assets and liabilities held for sale, respectively, associated with Gulf Power, Elizabethtown Gas, Elkton Gas, and Florida City Gas as described in Note (J) to the Condensed Financial Statements herein under "Assets Held for Sale;" an increase of $2.8 billion in total property, plant, and equipment primarily related to the traditional electric operating companies' installation of equipment to comply with environmental standards and construction of electric generation, transmission, and distribution facilities, as well as an increase in AROs at Alabama Power, partially offset by the charge related to the construction of Plant Vogtle Units 3 and 4; an increase of $2.5 billion in notes payable primarily related to increased commercial paper borrowings and issuances of short-term bank debt; a decrease of $2.3 billion in long-term debt (including amounts due within one year) resulting from the repayment of long-term debt; an increase of $1.7 billion in noncontrolling interests primarily related to Southern Power's sale of a 33% equity interest in a limited partnership indirectly owning substantially all of its solar facilities; and an increase of $1.5 billion in ARO liabilities primarily related to revised estimates for ash pond closure costs at Alabama Power to comply with the CCR Rule. See Notes (A), (B), (F), and (J) to the Condensed Financial Statements under "Asset Retirement Obligations," "Nuclear Construction," "Financing Activities," and "Southern Power – Sale of Solar Facility Interests," respectively, herein for additional information.
At the end of the second quarter 2018, the market price of Southern Company's common stock was $46.31 per share (based on the closing price as reported on the New York Stock Exchange) and the book value was $23.31 per share, representing a market-to-book ratio of 199%, compared to $48.09, $23.99, and 201%, respectively, at the end of

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2017. Southern Company's common stock dividend for the second quarter 2018 was $0.60 per share compared to $0.58 per share in the second quarter 2017.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Company in Item 7 of the Form 10-K for a description of Southern Company's capital requirements and contractual obligations. Approximately $2.2 billion will be required through June 30, 2019 to fund maturities of long-term debt. See "Sources of Capital" herein for additional information.
The Southern Company system's construction program is currently estimated to total approximately $8.8 billion for 2018, $8.2 billion for 2019, $7.2 billion for 2020, $7.0 billion for 2021, and $6.7 billion for 2022. These amounts include expenditures of approximately $1.4 billion, $1.4 billion, $0.9 billion, $1.0 billion, and $0.6 billion for the construction of Plant Vogtle Units 3 and 4 in 2018, 2019, 2020, 2021, and 2022, respectively, and an average of approximately $0.5 billion per year for 2018 through 2022 for Southern Power's planned expenditures for plant acquisitions and placeholder growth, as revised subsequent to Tax Reform Legislation. These amounts also include capital expenditures related to contractual purchase commitments for nuclear fuel, capital expenditures covered under LTSAs, and costs, which are immaterial to Southern Company, relating to assets divested during 2018 and held for sale at June 30, 2018. Estimated capital expenditures to comply with environmental laws and regulations included in these amounts are $1.1 billion, $0.3 billion, $0.4 billion, $0.5 billion, and $0.5 billion for 2018, 2019, 2020, 2021, and 2022, respectively. These estimated expenditures do not include any potential compliance costs associated with the regulation of CO2 emissions from fossil fuel-fired electric generating units.
The traditional electric operating companies also anticipate costs associated with closure and monitoring of ash ponds in accordance with the CCR Rule, which are reflected in Southern Company's ARO liabilities. These costs, which are expected to change as the Southern Company system continues to refine its assumptions underlying the cost estimates and evaluate the method and timing of compliance activities, are currently estimated to be approximately $0.3 billion, $0.4 billion, $0.5 billion, $0.6 billion, and $0.5 billion for 2018, 2019, 2020, 2021, and 2022, respectively. For information regarding expected changes to these cost estimates during the second half of 2018, see FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" and Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein. Also see Note 1 to the financial statements of Southern Company under "Asset Retirement Obligations and Other Costs of Removal" in Item 8 of the Form 10-K for additional information on AROs.
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
The construction program also includes Plant Vogtle Units 3 and 4, which includes components based on new technology that is just beginning initial operation in the global nuclear industry at scale and which may be subject to additional revised cost estimates during construction. The ability to control costs and avoid cost and schedule overruns during the development, construction, and operation of new facilities is subject to a number of factors, including, but not limited to, changes in labor costs, availability, and productivity, challenges with management of

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

contractors, subcontractors, or vendors, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction, operating, or other agreements, operational readiness, including specialized operator training and required site safety programs, unforeseen engineering or design problems, start-up activities (including major equipment failure and system integration), and/or operational performance. See Note 3 to the financial statements of Southern Company under "Nuclear Construction" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for information regarding Plant Vogtle Units 3 and 4 and additional factors that may impact construction expenditures.
Sources of Capital
Southern Company intends to meet its future capital needs through operating cash flows, borrowings from financial institutions, and debt and equity issuances in the capital markets. Southern Company also plans to utilize the proceeds from the disposition of Gulf Power when completed for future capital needs. Equity capital can be provided from any combination of Southern Company's stock plans, private placements, or public offerings. The amount and timing of additional equity and debt issuances in 2018, as well as in subsequent years, will be contingent on Southern Company's investment opportunities and the Southern Company system's capital requirements and will depend upon prevailing market conditions and other factors. See "Capital Requirements and Contractual Obligations" herein for additional information.
Except as described herein, the traditional electric operating companies, Southern Power, and Southern Company Gas plan to obtain the funds required for construction and other purposes from operating cash flows, external security issuances, borrowings from financial institutions, and equity contributions or loans from Southern Company. Southern Power also plans to utilize tax equity partnership contributions. Southern Company Gas also plans to utilize the proceeds from the dispositions of Elizabethtown Gas, Elkton Gas, Florida City Gas, and Pivotal Home Solutions for future capital needs. However, the amount, type, and timing of any future financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" of Southern Company in Item 7 of the Form 10-K for additional information.
In addition, in 2014, Georgia Power entered into the Loan Guarantee Agreement with the DOE, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4. Under the Loan Guarantee Agreement, the DOE agreed to guarantee borrowings of up to $3.46 billion (not to exceed 70% of Eligible Project Costs) to be made by Georgia Power under a multi-advance credit facility (FFB Credit Facility) among Georgia Power, the DOE, and the FFB. As of June 30, 2018, Georgia Power had borrowed $2.6 billion under the FFB Credit Facility. In July 2017, Georgia Power entered into an amendment to the Loan Guarantee Agreement, which provides that further advances are conditioned upon the DOE's approval of any agreements entered into in replacement of the Vogtle 3 and 4 Agreement and satisfaction of certain other conditions.
In September 2017, the DOE issued a conditional commitment to Georgia Power for up to approximately $1.67 billion of additional guaranteed loans under the Loan Guarantee Agreement. This conditional commitment expires on September 30, 2018, subject to any further extension approved by the DOE. Final approval and issuance of these additional loan guarantees by the DOE cannot be assured and are subject to the negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions, including the Vogtle Owners' votes to continue construction. See Note 6 to the financial statements of Southern Company under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information regarding the Loan Guarantee Agreement, including applicable covenants, events of default, mandatory prepayment events (including any decision not to continue construction of Plant Vogtle Units 3 and 4), and additional conditions to borrowing. Also see Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2018, Southern Company's current liabilities exceeded current assets by $2.7 billion due to notes payable of $5.0 billion (comprised of approximately $3.0 billion at the parent company, $0.5 billion at Georgia Power, $0.1 billion at Gulf Power, $0.1 billion at Mississippi Power, $0.3 billion at Southern Power, and $1.0 billion at Southern Company Gas) and long-term debt that is due within one year of $2.2 billion (comprised of approximately $1.0 billion at the parent company, $0.2 billion at Alabama Power, $0.5 billion at Georgia Power, $0.3 billion at Mississippi Power, and $0.2 billion at Southern Company Gas). To meet short-term cash needs and contingencies, the Southern Company system has substantial cash flow from operating activities and access to capital markets and financial institutions. Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas intend to utilize operating cash flows, as well as commercial paper, lines of credit, bank notes, and securities issuances, as market conditions permit, as well as, under certain circumstances for the traditional electric operating companies, Southern Power, and Southern Company Gas, equity contributions and/or loans from Southern Company to meet their short-term capital needs.
At June 30, 2018, Southern Company and its subsidiaries had approximately $2.0 billion of cash and cash equivalents. Committed credit arrangements with banks at June 30, 2018 were as follows:

	Expires						Executable Term Loans	Expires Within One Year
Company	2018	2019	2020	2022	Total	Unused	One Year	Term Out	No Term Out
	(in millions)
Southern Company(a)	$—	$—	$—	$2,000	$2,000	$1,999	$—	$—	$—
Alabama Power	2	31	500	800	1,333	1,333	—	—	33
Georgia Power	—	—	—	1,750	1,750	1,736	—	—	—
Gulf Power	20	25	235	—	280	280	45	45	—
Mississippi Power	100	—	—	—	100	100	—	—	100
Southern Power Company(b)	—	—	—	750	750	728	—	—	—
Southern Company Gas(c)	—	—	—	1,900	1,900	1,895	—	—	—
Other	—	30	—	—	30	30	—	—	30
Southern Company Consolidated	$122	$86	$735	$7,200	$8,143	$8,101	$45	$45	$163

(a)	Represents the Southern Company parent entity.

(b)	Does not include Southern Power's $120 million continuing letter of credit facility for standby letters of credit expiring in 2019, of which $23 million remains unused at June 30, 2018.

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
Most of these bank credit arrangements, as well as the term loan arrangements of Southern Company, Alabama Power, Mississippi Power, and Southern Power Company contain covenants that limit debt levels and contain cross-acceleration or cross-default provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. Such cross-default provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness or guarantee obligations over a specified threshold. Such cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. At June 30, 2018, Southern Company, the traditional electric operating companies, Southern Power Company, Southern Company

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gas, and Nicor Gas were in compliance with all such covenants. All but $40 million of the bank credit arrangements do not contain material adverse change clauses at the time of borrowings.
Subject to applicable market conditions, Southern Company and its subsidiaries expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, Southern Company and its subsidiaries may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of Southern Company, the traditional electric operating companies, Southern Power Company, Southern Company Gas, and Nicor Gas. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support as of June 30, 2018 was approximately $1.5 billion. In addition, at June 30, 2018, the traditional electric operating companies had approximately $482 million of revenue bonds outstanding that were required to be remarketed within the next 12 months. Subsequent to June 30, 2018, approximately $43 million of these pollution control revenue bonds of Mississippi Power were purchased and held by Mississippi Power.
Southern Company, the traditional electric operating companies (other than Mississippi Power), Southern Power Company, Southern Company Gas, and Nicor Gas make short-term borrowings primarily through commercial paper programs that have the liquidity support of the committed bank credit arrangements described above. Short-term borrowings are included in notes payable in the balance sheets.
Details of short-term borrowings were as follows:

	Short-term Debt at June 30, 2018		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$3,002	2.5%	$2,292	2.4%	$3,042
Short-term bank debt	1,979	3.0%	1,987	2.8%	2,254
Total	$4,981	2.7%	$4,279	2.6%

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended June 30, 2018.
Southern Company believes the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, bank term loans, and operating cash flows.
Credit Rating Risk
At June 30, 2018, Southern Company and its subsidiaries did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The maximum potential collateral requirements under these contracts at June 30, 2018 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and/or Baa2	$38
At BBB- and/or Baa3	$576
At BB+ and/or Ba1(*)	$2,141

(*)	Any additional credit rating downgrades at or below BB- and/or Ba3 could increase collateral requirements up to an additional $38 million.
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
On March 14, 2018, S&P upgraded the senior unsecured long-term debt rating of Mississippi Power to A- from BBB+. The outlook remained negative.
On May 21, 2018, S&P revised its rating outlook for Gulf Power from negative to stable.
As a result of the Tax Reform Legislation, certain financial metrics, such as the funds from operations to debt percentage, used by the credit rating agencies to assess Southern Company and its subsidiaries may be negatively impacted. Southern Company and certain of its subsidiaries are taking actions to mitigate the resulting impacts, which, among other alternatives, include adjusting capital structure. Absent actions by Southern Company and its subsidiaries that fully mitigate the impacts, the credit ratings of Southern Company and certain of its subsidiaries could be negatively affected. See Note 3 to the financial statements of Southern Company in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information related to state PSC or other regulatory agency actions related to the Tax Reform Legislation, including recent approvals of capital structure adjustments for Alabama Power, Georgia Power, Gulf Power, and Atlanta Gas Light by their respective state PSCs, which are expected to help mitigate the potential adverse impacts to certain of their credit metrics.
Financing Activities
During the first six months of 2018, Southern Company issued approximately 6.6 million shares of common stock primarily through employee equity compensation plans and received proceeds of approximately $222 million.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table outlines the long-term debt financing activities for Southern Company and its subsidiaries for the first six months of 2018:

Company	Senior Note Issuances	Senior Note Maturities, Redemptions, and Repurchases	Revenue Bond Maturities, Redemptions, and Repurchases	Other Long-Term Debt Redemptions and Maturities(*)
	(in millions)
Alabama Power	$500	$—	$—	$—
Georgia Power	—	1,000	398	104
Mississippi Power	600	—	—	900
Southern Power	—	350	—	420
Southern Company Gas	—	—	200	—
Other	—	—	—	7
Southern Company Consolidated	$1,100	$1,350	$598	$1,431

(*)	Includes reductions in capital lease obligations resulting from cash payments under capital leases.
Except as otherwise described herein, Southern Company and its subsidiaries used the proceeds of debt issuances for their redemptions and maturities shown in the table above, to repay short-term indebtedness, and for general corporate purposes, including working capital, and for the subsidiaries, their construction programs.
In March 2018, Southern Company entered into a $900 million short-term floating rate bank loan bearing interest based on one-month LIBOR.
In April 2018, Southern Company borrowed $250 million pursuant to a short-term uncommitted bank credit arrangement, which bears interest at a rate agreed upon by Southern Company and the bank from time to time and is payable on no less than 30 days' demand by the bank.
In June 2018, Southern Company repaid at maturity two $100 million short-term floating rate bank term loans.
In January 2018, Georgia Power repaid its outstanding $150 million short-term floating rate bank loan due May 31, 2018.
In May 2018, through cash tender offers, Georgia Power repurchased and retired $89 million of the $250 million aggregate principal amount outstanding of its Series 2007A 5.65% Senior Notes due March 1, 2037, $326 million of the $500 million aggregate principal amount outstanding of its Series 2009A 5.95% Senior Notes due February 1, 2039, and $335 million of the $600 million aggregate principal amount outstanding of its Series 2010B 5.40% Senior Notes due June 1, 2040, for an aggregate purchase price, excluding accrued and unpaid interest, of $902 million.
In March 2018, Mississippi Power entered into a $300 million short-term floating rate bank loan bearing interest based on one-month LIBOR, of which $200 million was repaid in the second quarter 2018 and $50 million was repaid on July 31, 2018. The proceeds of this loan, together with the proceeds of Mississippi Power's $600 million senior notes issuances, were used to repay Mississippi Power's $900 million unsecured floating rate term loan.
Subsequent to June 30, 2018, approximately $43 million in pollution control revenue bonds of Mississippi Power were purchased and held by Mississippi Power. These bonds may be remarketed to the public in the future.
In May 2018, Southern Power entered into two short-term floating rate bank loans, each for an aggregate principal amount of $100 million, which bear interest based on one-month LIBOR.
In the second quarter 2018, Pivotal Utility Holdings caused $200 million aggregate principal amount of gas facility revenue bonds to be redeemed. Also in the second quarter 2018, Pivotal Utility Holdings, as borrower, and Southern Company Gas, as guarantor, entered into a $181 million short-term delayed draw floating rate bank term loan

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

bearing interest based on one-month LIBOR, which Pivotal Utility Holdings used to repay the gas facility revenue bonds. Subsequent to June 30, 2018, Pivotal Utility Holdings repaid this short-term loan.
In May 2018, Southern Company Gas Capital borrowed $95 million pursuant to a short-term uncommitted bank credit arrangement, guaranteed by Southern Company Gas, bearing interest at a rate agreed upon by Southern Company Gas Capital and the bank from time to time and payable on no less than 30 days' demand by the bank. The proceeds of the loan were used to pay down short-term debt. Subsequent to June 30, 2018, Southern Company Gas Capital repaid this loan.
Subsequent to June 30, 2018, Nicor Gas agreed to issue $300 million aggregate principal amount of first mortgage bonds in a private placement, $100 million of which is expected to be issued in August 2018 and $200 million of which is expected to be issued in November 2018.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Company and its subsidiaries plan to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

PART I
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended June 30, 2018, there were no material changes to Southern Company's, Alabama Power's, Georgia Power's, Gulf Power's, Mississippi Power's, and Southern Power's disclosures about market risk. For additional market risk disclosures relating to Southern Company Gas, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of Southern Company Gas herein. For an in-depth discussion of each registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of each registrant in Item 7 of the Form 10-K and Note 1 to the financial statements of each registrant under "Financial Instruments," Note 11 to the financial statements of Southern Company, Alabama Power, and Georgia Power, Note 10 to the financial statements of Gulf Power, Mississippi Power, and Southern Company Gas, and Note 9 to the financial statements of Southern Power in Item 8 of the Form 10-K. Also see Note (D) and Note (I) to the Condensed Financial Statements herein for information relating to derivative instruments.
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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Gulf Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the second quarter 2018 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Gulf Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$1,338	$1,333	$2,624	$2,560
Wholesale revenues, non-affiliates	65	68	139	133
Wholesale revenues, affiliates	31	32	82	65
Other revenues	69	51	131	108
Total operating revenues	1,503	1,484	2,976	2,866
Operating Expenses:
Fuel	347	303	672	601
Purchased power, non-affiliates	48	40	113	75
Purchased power, affiliates	43	34	80	62
Other operations and maintenance	402	389	788	772
Depreciation and amortization	189	183	379	364
Taxes other than income taxes	94	95	192	191
Total operating expenses	1,123	1,044	2,224	2,065
Operating Income	380	440	752	801
Other Income and (Expense):
Allowance for equity funds used during construction	14	8	27	16
Interest expense, net of amounts capitalized	(80)	(77)	(158)	(153)
Other income (expense), net	12	15	15	25
Total other income and (expense)	(54)	(54)	(116)	(112)
Earnings Before Income Taxes	326	386	636	689
Income taxes	64	151	145	277
Net Income	262	235	491	412
Dividends on Preferred and Preference Stock	3	5	7	9
Net Income After Dividends on Preferred and Preference Stock	$259	$230	$484	$403
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Net Income	$262	$235	$491	$412
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $-, $1, $1, and $1, respectively	1	1	2	2
Total other comprehensive income (loss)	1	1	2	2
Comprehensive Income	$263	$236	$493	$414
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2018	2017
	(in millions)
Operating Activities:
Net income	$491	$412
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	452	442
Deferred income taxes	48	192
Allowance for equity funds used during construction	(27)	(16)
Pension, postretirement, and other employee benefits	(28)	(24)
Other, net	(40)	20
Changes in certain current assets and liabilities —
-Receivables	(153)	(58)
-Prepayments	(57)	(56)
-Materials and supplies	(47)	(18)
-Other current assets	29	12
-Accounts payable	(196)	(154)
-Accrued taxes	134	52
-Accrued compensation	(70)	(74)
-Retail fuel cost over recovery	—	(65)
-Other current liabilities	116	7
Net cash provided from operating activities	652	672
Investing Activities:
Property additions	(997)	(738)
Nuclear decommissioning trust fund purchases	(131)	(117)
Nuclear decommissioning trust fund sales	131	117
Cost of removal, net of salvage	(34)	(54)
Change in construction payables	(29)	48
Other investing activities	(15)	(15)
Net cash used for investing activities	(1,075)	(759)
Financing Activities:
Proceeds —
Senior notes	500	550
Capital contributions from parent company	488	327
Redemptions — Senior notes	—	(200)
Payment of common stock dividends	(402)	(357)
Other financing activities	(21)	(14)
Net cash provided from financing activities	565	306
Net Change in Cash, Cash Equivalents, and Restricted Cash	142	219
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	544	420
Cash, Cash Equivalents, and Restricted Cash at End of Period	$686	$639
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $10 and $6 capitalized for 2018 and 2017, respectively)	$143	$140
Income taxes, net	17	88
Noncash transactions — Accrued property additions at end of period	216	132
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2018	At December 31, 2017
	(in millions)
Current Assets:
Cash and cash equivalents	$686	$544
Receivables —
Customer accounts receivable	401	355
Unbilled revenues	174	162
Under recovered regulatory clause revenues	28	—
Affiliated	54	43
Other accounts and notes receivable	41	55
Accumulated provision for uncollectible accounts	(10)	(9)
Fossil fuel stock	154	184
Materials and supplies	518	458
Prepaid expenses	90	85
Other regulatory assets, current	146	124
Other current assets	11	5
Total current assets	2,293	2,006
Property, Plant, and Equipment:
In service	29,374	27,326
Less: Accumulated provision for depreciation	9,813	9,563
Plant in service, net of depreciation	19,561	17,763
Nuclear fuel, at amortized cost	337	339
Construction work in progress	1,172	908
Total property, plant, and equipment	21,070	19,010
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	66	67
Nuclear decommissioning trusts, at fair value	906	903
Miscellaneous property and investments	124	124
Total other property and investments	1,096	1,094
Deferred Charges and Other Assets:
Deferred charges related to income taxes	234	239
Deferred under recovered regulatory clause revenues	121	54
Other regulatory assets, deferred	1,244	1,272
Other deferred charges and assets	212	189
Total deferred charges and other assets	1,811	1,754
Total Assets	$26,270	$23,864
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2018	At December 31, 2017
	(in millions)
Current Liabilities:
Securities due within one year	$200	$—
Accounts payable —
Affiliated	298	327
Other	398	585
Customer deposits	95	92
Accrued taxes	137	54
Accrued interest	81	77
Accrued compensation	140	205
Other regulatory liabilities, current	118	1
Other current liabilities	143	59
Total current liabilities	1,610	1,400
Long-term Debt	7,922	7,628
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,829	2,760
Deferred credits related to income taxes	2,061	2,082
Accumulated deferred ITCs	109	112
Employee benefit obligations	275	304
Asset retirement obligations	3,085	1,702
Other cost of removal obligations	580	609
Other regulatory liabilities, deferred	43	84
Other deferred credits and liabilities	64	63
Total deferred credits and other liabilities	9,046	7,716
Total Liabilities	18,578	16,744
Redeemable Preferred Stock	291	291
Common Stockholder's Equity:
Common stock, par value $40 per share —
Authorized — 40,000,000 shares
Outstanding — 30,537,500 shares	1,222	1,222
Paid-in capital	3,480	2,986
Retained earnings	2,729	2,647
Accumulated other comprehensive loss	(30)	(26)
Total common stockholder's equity	7,401	6,829
Total Liabilities and Stockholder's Equity	$26,270	$23,864
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2018 vs. SECOND QUARTER 2017
AND
YEAR-TO-DATE 2018 vs. YEAR-TO-DATE 2017

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
RESULTS OF OPERATIONS
Net Income

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$29	12.6	$81	20.1
Alabama Power's net income after dividends on preferred and preference stock for the second quarter 2018 was $259 million compared to $230 million for the corresponding period in 2017. The increase was primarily related to an increase in retail revenues associated with warmer weather experienced in Alabama Power's service territory in the second quarter 2018 compared to the corresponding period in 2017 and a decrease in income tax expense, partially offset by revenues deferred as a regulatory liability for reductions to customer billings, which began in July 2018, related to the Tax Reform Legislation.
Alabama Power's net income after dividends on preferred and preference stock for year-to-date 2018 was $484 million compared to $403 million for the corresponding period in 2017. The increase was primarily related to an increase in retail revenues associated with colder weather experienced in the first quarter 2018 and warmer weather experienced in the second quarter 2018 in Alabama Power's service territory compared to the corresponding periods in 2017 and a decrease in income tax expense, partially offset by revenues deferred as a regulatory liability for reductions to customer billings, which began in July 2018, related to the Tax Reform Legislation and an increase in depreciation. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters" herein and Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters – Rate RSE" in Item 8 of the Form 10-K for additional information.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Retail Revenues

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$5	0.4	$64	2.5
In the second quarter 2018, retail revenues were $1.34 billion compared to $1.33 billion for the corresponding period in 2017. For year-to-date 2018, retail revenues were $2.62 billion compared to $2.56 billion for the corresponding period in 2017.
Details of the changes in retail revenues were as follows:

	Second Quarter 2018		Year-to-Date 2018
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$1,333		$2,560
Estimated change resulting from –
Rates and pricing	(57)	(4.2)	(108)	(4.2)
Sales decline	(7)	(0.6)	(5)	(0.2)
Weather	28	2.1	92	3.6
Fuel and other cost recovery	41	3.1	85	3.3
Retail – current year	$1,338	0.4%	$2,624	2.5%
Revenues associated with changes in rates and pricing decreased in the second quarter and year-to-date 2018 when compared to the corresponding periods in 2017 primarily due to revenues deferred as a regulatory liability for reductions to customer billings, which began in July 2018, related to the Tax Reform Legislation. See Note (B) to the Condensed Financial Statements under "Regulatory Matters – Alabama Power" herein and Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales decreased in the second quarter and year-to-date 2018 when compared to the corresponding periods in 2017. Weather-adjusted commercial KWH sales decreased 2.3% and 1.6% for the second quarter and year-to-date 2018, respectively, and weather-adjusted residential KWH sales decreased 0.9% and 0.7% for the second quarter and year-to-date 2018, respectively, when compared to the corresponding periods in 2017 primarily due to lower customer usage related to energy efficiency. Industrial KWH sales increased 1.6% and 3.0% for the second quarter and year-to-date 2018, respectively, when compared to the corresponding periods in 2017 as a result of an increase in demand resulting from changes in production levels primarily in the pipelines and primary metals sectors, partially offset by a decrease in demand in the paper sector.
Revenues resulting from changes in weather increased in the second quarter and year-to-date 2018 due to colder weather experienced in the first quarter 2018 and warmer weather experienced in the second quarter 2018 in Alabama Power's service territory compared to the corresponding periods in 2017. For the second quarter 2018, the resulting increases were 3.9% and 1.7% for residential and commercial sales revenues, respectively. For year-to-date 2018, the resulting increases were 7.0% and 2.4% for residential and commercial sales revenues, respectively.
Fuel and other cost recovery revenues increased in the second quarter and year-to-date 2018 when compared to the corresponding periods in 2017 primarily due to increases in KWH generation and the average cost of fuel.
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

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wholesale Revenues – Affiliates

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(1)	(3.1)	$17	26.2
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
For year-to-date 2018, wholesale revenues from sales to affiliates were $82 million compared to $65 million for the corresponding period in 2017. The increase was primarily due to an 12.4% increase in the price of energy and an 11.3% increase in KWH sales as a result of increased demand due to colder weather in the first quarter 2018 compared to the corresponding period in 2017.
Other Revenues

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$18	35.3	$23	21.3
In the second quarter 2018, other revenues were $69 million compared to $51 million for the corresponding period in 2017. For year-to-date 2018, other revenues were $131 million compared to $108 million for the corresponding period in 2017. These increases were primarily due to revenues related to unregulated sales of products and services that were reclassified as other revenues as a result of the adoption of ASC 606, Revenue from Contracts with Customers (ASC 606). In prior periods, these revenues were included in other income (expense), net. See Note (A) to the Condensed Financial Statements herein for additional information regarding Alabama Power's adoption of ASC 606. The year-to-date 2018 increase was partially offset by decreases in open access transmission tariff revenues and miscellaneous rents.
Fuel and Purchased Power Expenses

	Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$44	14.5	$71	11.8
Purchased power – non-affiliates	8	20.0	38	50.7
Purchased power – affiliates	9	26.5	18	29.0
Total fuel and purchased power expenses	$61		$127
In the second quarter 2018, fuel and purchased power expenses were $438 million compared to $377 million for the corresponding period in 2017. The increase was primarily due to a $39 million increase related to the volume of KWHs generated and purchased and a $7 million increase related to the average cost of fuel, partially offset by a $14 million decrease in the average cost of purchased power.
For year-to-date 2018, fuel and purchased power expenses were $865 million compared to $738 million for the corresponding period in 2017. The increase was primarily due to a $75 million increase related to the volume of KWHs generated and purchased, a $16 million increase related to the average cost of fuel, and a $7 million increase in the average cost of purchased power.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition, fuel expense increased $30 million in both the second quarter and year-to-date 2018 in accordance with an Alabama PSC accounting order authorizing the use of excess deferred income taxes to offset under recovered fuel costs. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Accounting Order" herein for additional information.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Alabama Power's energy cost recovery clause. See Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters – Rate ECR" in Item 8 of the Form 10-K for additional information.
Details of Alabama Power's generation and purchased power were as follows:

	Second Quarter 2018	Second Quarter 2017	Year-to-Date 2018	Year-to-Date 2017
Total generation (in billions of KWHs)	15	15	31	30
Total purchased power (in billions of KWHs)	2	1	3	2
Sources of generation (percent) —
Coal	53	47	52	48
Nuclear	20	25	21	26
Gas	20	20	19	20
Hydro	7	8	8	6
Cost of fuel, generated (in cents per net KWH)(a) —
Coal	2.79	2.63	2.74	2.61
Nuclear	0.80	0.76	0.77	0.75
Gas	2.51	2.75	2.69	2.76
Average cost of fuel, generated (in cents per net KWH)(a)(b)	2.31	2.14	2.27	2.13
Average cost of purchased power (in cents per net KWH)(c)	4.72	5.43	5.72	5.50

(a)	Cost of fuel and average cost of fuel, generated excludes a $30 million adjustment associated with the Alabama PSC accounting order related to excess deferred income taxes.

(b)	KWHs generated by hydro are excluded from the average cost of fuel, generated.

(c)	Average cost of purchased power includes fuel, energy, and transmission purchased by Alabama Power for tolling agreements where power is generated by the provider.
Fuel
In the second quarter 2018, fuel expense was $347 million compared to $303 million for the corresponding period in 2017. The increase was primarily due to a 24.9% decrease in the volume of KWHs generated by nuclear facilities, a 12.4% decrease in the volume of KWHs generated by hydro facilities, an 8.7% increase in the volume of KWHs generated by coal, a 6.1% increase in the average cost of coal per KWH generated, and a 5.3% increase in the average cost of nuclear per KWH generated. These increases were partially offset by an 8.7% decrease in the average cost of natural gas per KWH generated, which excludes fuel associated with tolling agreements.
For year-to-date 2018, fuel expense was $672 million compared to $601 million for the corresponding period in 2017. The increase was primarily due to a 14.2% decrease in the volume of KWHs generated by nuclear facilities, a 9.8% increase in the volume of KWHs generated by coal, and a 5.0% increase in the average cost of coal per KWH generated. These increases were partially offset by a 22.6% increase in the volume of KWHs generated by hydro facilities.
In addition, fuel expense increased $30 million in both the second quarter and year-to-date 2018 in accordance with an Alabama PSC accounting order authorizing the use of excess deferred income taxes to offset under recovered

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

fuel costs. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Accounting Order" herein for additional information.
Purchased Power – Non-Affiliates
In the second quarter 2018, purchased power expense from non-affiliates was $48 million compared to $40 million for the corresponding period in 2017. The increase was primarily related to a 24.6% increase in the amount of energy purchased due to warmer weather in the second quarter 2018 compared to the corresponding period in 2017. This increase was partially offset by a 4.4% decrease in the average cost of purchased power per KWH due to lower natural gas prices.
For year-to-date 2018, purchased power expense from non-affiliates was $113 million compared to $75 million for the corresponding period in 2017. The increase was primarily related to a 29.6% increase in the amount of energy purchased and a 15.6% increase in the average cost of purchased power per KWH due to colder weather in the first quarter 2018 compared to the corresponding period in 2017.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the second quarter 2018, purchased power expense from affiliates was $43 million compared to $34 million for the corresponding period in 2017. The increase was primarily related to a 60.8% increase in the amount of energy purchased due to warmer weather in the second quarter 2018 compared to the corresponding period in 2017, partially offset by a 20.9% decrease in the average cost of purchased power per KWH due to lower natural gas prices in the second quarter 2018 compared to the corresponding period in 2017.
For year-to-date 2018, purchased power expense from affiliates was $80 million compared to $62 million for the corresponding period in 2017. The increase was primarily related to a 44% increase in the amount of energy purchased as a result of colder weather in the first quarter 2018 compared to the corresponding period in 2017, partially offset by a 9.8% decrease in the average cost of purchased power per KWH due to lower natural gas prices in the second quarter 2018 compared to the corresponding period in 2017.
Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$13	3.3	$16	2.1
In the second quarter 2018, other operations and maintenance expenses were $402 million compared to $389 million for the corresponding period in 2017. The increase was primarily due to $12 million of expenses from unregulated sales of products and services that were reclassified as other operations and maintenance expenses as a result of the adoption of ASC 606. In prior periods, these expenses were included in other income (expense), net. In addition, distribution costs increased $5 million primarily due to line maintenance. These increases were partially offset by a $4 million decrease in nuclear generation costs primarily due to the timing of plant improvement projects.
For year-to-date 2018, other operations and maintenance expenses were $788 million compared to $772 million for the corresponding period in 2017. The increase was primarily due to $21 million of expenses from unregulated sales of products and services that were reclassified as other operations and maintenance expenses as a result of the adoption of ASC 606. In prior periods, these expenses were included in other income (expense), net. In addition,

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

distribution costs increased $11 million primarily due to line maintenance. These increases were partially offset by a $6 million decrease in property insurance primarily due to the receipt of refunds, a $5 million decrease in steam generation costs primarily due to the timing of outages, and a $5 million decrease in nuclear generation costs primarily due to the timing of plant improvement projects.
See Note (A) to the Condensed Financial Statements herein for additional information regarding Alabama Power's adoption of ASC 606.
Depreciation and Amortization

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$6	3.3	$15	4.1
For year-to-date 2018, depreciation and amortization was $379 million compared to $364 million for the corresponding period in 2017. This increase was primarily due to additional plant in service related to steam generation, transmission, and distribution assets. See Note 1 to the financial statements of Alabama Power under "Depreciation and Amortization" in Item 8 of the Form 10-K for additional information.
Allowance for Equity Funds Used During Construction

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$6	75.0	$11	68.8
In the second quarter 2018, AFUDC equity was $14 million compared to $8 million for the corresponding period in 2017. For year-to-date 2018, AFUDC equity was $27 million compared to $16 million for the corresponding period in 2017. These increases were primarily due to an increase in capital expenditures related to environmental and transmission projects.
Other Income (Expense), Net

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(3)	(20.0)	$(10)	(40.0)
In the second quarter 2018, other income (expense), net was $12 million compared to $15 million for the corresponding period in 2017. For year-to-date 2018, other income (expense), net was $15 million compared to $25 million for the corresponding period in 2017. These decreases were primarily due to the reclassification of revenues and expenses associated with unregulated sales of products and services to other revenues and operations and maintenance expense, respectively, as a result of the adoption of ASC 606. See Note (A) to the Condensed Financial Statements herein for additional information regarding Alabama Power's adoption of ASC 606.
Income Taxes

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(87)	(57.6)	$(132)	(47.7)
In the second quarter 2018, income taxes were $64 million compared to $151 million for the corresponding period in 2017. For year-to-date 2018, income taxes were $145 million compared to $277 million for the corresponding period in 2017. These decreases were primarily due to the reduction in the federal income tax rate and the benefit from the flowback of excess deferred income taxes as a result of the Tax Reform Legislation and lower pre-tax net

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

income. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Accounting Order" and Note (H) to the Condensed Financial Statements under "Effective Tax Rate" herein for additional information.
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

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Environmental Laws and Regulations
Water Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Water Quality" of Alabama Power in Item 7 of the Form 10-K for additional information regarding the effluent limitations guidelines (ELG) rule.
On May 2, 2018, the EPA updated its anticipated final rulemaking schedule for ELG from September 2020 to December 2019. The impact of any changes to the ELG rule will depend on the content of the final rule and the outcome of any legal challenges and cannot be determined at this time.
Coal Combustion Residuals
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" of Alabama Power in Item 7 of the Form 10-K for additional information regarding the Disposal of Coal Combustion Residuals from Electric Utilities rule (CCR Rule).
On July 30, 2018, the EPA published certain amendments to the CCR Rule, which will be effective August 29, 2018. These amendments extend the date from April 2019 to October 31, 2020 to cease sending CCR and other waste streams to impoundments that demonstrate compliance with all except two specified criteria. These amendments also establish groundwater protection standards for four constituents that do not have established EPA maximum contaminant levels and allow a participating state director or the EPA (where the EPA is the permitting authority) to suspend groundwater monitoring requirements under certain circumstances. Specific site impacts are being evaluated by Alabama Power.
On April 20, 2018, the Alabama Environmental Management Commission approved a state CCR rule that has been provided to the EPA for a six-month review period. This state CCR rule is generally consistent with the federal CCR Rule. The ultimate outcome of this matter cannot be determined at this time.
In June 2018, Alabama Power recorded an increase of approximately $1.2 billion to its AROs related to the CCR Rule. The revised cost estimates as of June 30, 2018 are based on information from feasibility studies performed on ash ponds in use at plants operated by Alabama Power. During the second quarter 2018, Alabama Power's management completed its analysis of these studies which indicated that additional closure costs, primarily related to increases in estimated ash volume, water management requirements, and design revisions, will be required to close these ash ponds under the planned closure-in-place methodology. As further analysis is performed and closure details are developed with respect to ash pond closures, Alabama Power expects to periodically update these cost estimates as necessary. See Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein for additional information.
Absent continued recovery of ARO costs through regulated rates, Alabama Power's results of operations, cash flows, and financial condition could be materially impacted. The ultimate outcome of these matters cannot be determined at this time.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nuclear Decommissioning
In June 2018, Alabama Power completed an updated decommissioning cost site study for Plant Farley. The estimated cost of decommissioning based on the study resulted in an increase in the ARO liability of approximately $300 million. Amounts previously contributed to the external trust funds are currently projected to be adequate to meet the updated decommissioning obligations. See Note 1 to the financial statements of Alabama Power under "Nuclear Decommissioning" in Item 8 of the Form 10-K and Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" and "Nuclear Decommissioning" herein for additional information.
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
FERC Matters
Market-Based Rate Authority
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "FERC Matters" of Alabama Power in Item 7 of the Form 10-K for additional information regarding proceedings related to the traditional electric operating companies' (including Alabama Power's) and Southern Power's 2014 and 2017 triennial market power analyses.
On May 4, 2018, the FERC issued an order terminating both proceedings, finding that the traditional electric operating companies (including Alabama Power) and Southern Power satisfy the FERC's standards for market-based rates. On May 9, 2018, the traditional electric operating companies (including Alabama Power) and Southern Power made the compliance filing required by the order. These proceedings are essentially concluded.
Open Access Transmission Tariff
On May 10, 2018, the Alabama Municipal Electric Authority and Cooperative Energy filed with the FERC a complaint against SCS and the traditional electric operating companies (including Alabama Power) claiming that the current 11.25% base ROE used in calculating the annual transmission revenue requirements of the traditional electric operating companies' (including Alabama Power's) open access transmission tariff is unjust and unreasonable as measured by the applicable FERC standards. The complaint requests that the base ROE be set no higher than 8.65% and that the FERC order refunds for the difference in revenue requirements that results from applying a just and reasonable ROE established in this proceeding upon determining the current ROE is unjust and unreasonable. On June 18, 2018, SCS and the traditional electric operating companies (including Alabama Power) filed their response challenging the adequacy of the showing presented by the complainants and offering support for the current ROE. The ultimate outcome of this matter cannot be determined at this time.
Relicensing of Hydroelectric Developments
See BUSINESS – "Regulation – Federal Power Act" in Item 1 of the Form 10-K for a discussion of Alabama
Power's hydroelectric developments on the Coosa River.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On July 6, 2018, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision vacating the FERC's 2013 order issuing a new 30-year license to Alabama Power for seven hydroelectric developments on the Coosa River and remanding the proceeding to the FERC for further proceedings. Alabama Power continues to operate the Coosa River developments under annual licenses issued by the FERC. The ultimate outcome of this matter cannot be determined at this time.
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
On May 1, 2018, the Alabama PSC approved modifications to Rate RSE and other commitments designed to position Alabama Power to address the growing pressure on its credit quality resulting from the Tax Reform Legislation, without increasing retail rates under Rate RSE in the near term. Alabama Power plans to reduce growth in total debt by increasing equity, with corresponding reductions in debt issuances, thereby de-leveraging its capital structure. Alabama Power's goal is to achieve an equity ratio of approximately 55% by the end of 2025. At June 30, 2018, Alabama Power's equity ratio was approximately 46.6%. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters – Federal Tax Reform Legislation" of Alabama Power in Item 7 of the Form 10-K for additional information.
Rate RSE
The approved modifications to Rate RSE became effective June 2018 and are applicable for January 2019 billings and thereafter. The modifications include reducing the top of the allowed weighted common equity return (WCER) range from 6.21% to 6.15% and modifications to the refund mechanism applicable to prior year actual results. The modifications to the refund mechanism allow Alabama Power to retain a portion of the revenue that causes the actual WCER for a given year to exceed the allowed range.
In conjunction with these modifications to Rate RSE, on May 8, 2018, Alabama Power consented to a moratorium on any upward adjustments under Rate RSE for 2019 and 2020. Additionally, Alabama Power will return $50 million to customers through bill credits in 2019.
In accordance with an established retail tariff that provides for an interim adjustment to customer billings to recognize the impact of a change in the statutory income tax rate, Alabama Power is returning approximately $257 million to retail customers through bill credits in the second half of 2018 as a result of the change in the federal income tax rate under the Tax Reform Legislation.
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
Accounting Order
On May 1, 2018, the Alabama PSC approved an accounting order that authorizes Alabama Power to defer the benefits of federal excess deferred income taxes associated with the Tax Reform Legislation for the year ending December 31, 2018 as a regulatory liability and to use up to $30 million of such deferrals to offset under recovered

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

amounts under Rate ECR. Any remaining amounts will be used for the benefit of customers as determined by the Alabama PSC. As of June 30, 2018, Alabama Power had applied approximately $30 million of such deferrals to offset the under recovered balance under Rate ECR and expects the total deferrals for the year ending December 31, 2018 to be approximately $50 million. See Note 5 to the financial statements of Alabama Power under "Federal Tax Reform Legislation" and "Current and Deferred Income Taxes" in Item 8 of the Form 10-K for additional information.
Plant Greene County
Alabama Power jointly owns Plant Greene County with an affiliate, Mississippi Power. See Note 4 to the financial statements of Alabama Power in Item 8 of the Form 10-K for additional information regarding the joint ownership agreement. On August 6, 2018, Mississippi Power filed its proposed Reserve Margin Plan (RMP) with the Mississippi PSC, which proposes a 4-year acceleration of the retirement of Plant Greene County Units 1 and 2 to the third quarter 2021 and the third quarter 2022, respectively. Mississippi Power's proposed Plant Greene County unit retirements would require the completion of proposed transmission and system reliability improvements, as well as agreement by Alabama Power. Alabama Power will monitor Mississippi Power's proposed RMP and associated regulatory process as well as the proposed transmission and system reliability improvements. Alabama Power will review all the facts and circumstances and will evaluate all its alternatives prior to reaching a final determination on the ongoing operations of Plant Greene County. The ultimate outcome of this matter cannot be determined at this time.
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
Other Matters
Alabama Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Alabama Power is subject to certain claims and legal actions arising in the ordinary course of business. Alabama Power's business activities are subject to extensive governmental regulation related to public health and the environment, such as laws and regulations governing air, water, land, and protection of natural resources. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental laws and regulations has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Alabama Power in Item 7 of the Form 10-K for additional information. Alabama Power's financial condition remained stable at June 30, 2018. Alabama Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $652 million for the first six months of 2018, a decrease of $20 million as compared to the first six months of 2017. The decrease in net cash provided from operating activities was primarily due to decreased fuel cost recovery and the timing of vendor payments. These uses of cash were partially offset by an increase in other current liabilities due to the timing of customer billing reductions related to the Tax Reform Legislation and income tax refunds in 2018. Net cash used for investing activities totaled $1.08 billion for the first six months of 2018 primarily due to gross property additions related to environmental, distribution, and transmission assets. Net cash provided from financing activities totaled $565 million for the first six months of 2018 primarily due to an issuance of long-term debt and additional capital contributions from Southern Company, partially offset by common stock dividend payments. Fluctuations in cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first six months of 2018 include increases of $2.1 billion in property, plant, and equipment primarily due to increases in AROs related to the CCR Rule and additions to distribution, environmental, and transmission assets, $1.4 billion in AROs related to the CCR Rule and nuclear decommissioning, $494 million in additional paid-in capital due to capital contributions from Southern Company, $294 million in long-term debt primarily due to the issuance of additional senior notes, and $200 million in securities due within one year reclassified from long-term debt. See Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein for additional information related to changes in Alabama Power's AROs.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power's capital requirements and contractual obligations. Approximately $200 million will be required through June 30, 2019 to fund maturities of long-term debt.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" of Alabama Power in Item 7 of the Form 10-K for additional information on Alabama Power's environmental compliance strategy.
Alabama Power anticipates costs associated with closure-in-place and monitoring of ash ponds in accordance with the CCR Rule, which are reflected in Alabama Power's ARO liabilities. These costs, which are expected to change as Alabama Power continues to refine its assumptions underlying the cost estimates and evaluate the method and timing of compliance activities, are expected to begin in 2019 and are currently estimated to be approximately $232 million for 2019, $238 million for 2020, $246 million for 2021, and $252 million for 2022. See Note 1 to the financial statements of Alabama Power under "Asset Retirement Obligations and Other Costs of Removal" in Item 8 of the Form 10-K, FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" herein, and Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein for additional information.
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
At June 30, 2018, Alabama Power had approximately $686 million of cash and cash equivalents. Committed credit arrangements with banks at June 30, 2018 were as follows:

Expires						Expires Within One Year
2018	2019	2020	2022	Total	Unused	Term Out	No Term Out
(in millions)
$2	$31	$500	$800	$1,333	$1,333	$—	$33
See Note 6 to the financial statements of Alabama Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Most of these bank credit arrangements, as well as Alabama Power's term loan arrangements, contain covenants that limit debt levels and contain cross-acceleration provisions to other indebtedness (including guarantee obligations) of Alabama Power. Such cross-acceleration provisions to other indebtedness would trigger an event of default if Alabama Power defaulted on indebtedness, the payment of which was then accelerated. At June 30, 2018, Alabama Power was in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
Subject to applicable market conditions, Alabama Power expects to renew or replace its bank credit arrangements as needed, prior to expiration. In connection therewith, Alabama Power may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
A portion of the unused credit with banks is allocated to provide liquidity support to Alabama Power's pollution control revenue bonds and commercial paper programs. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support was approximately $854 million as of June 30, 2018. At June 30, 2018, Alabama Power had $120 million of fixed rate pollution control revenue bonds outstanding that were required to be reoffered within the next 12 months.
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
Details of short-term borrowings were as follows:

	Short-term Debt at June 30, 2018		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$—	—%	$44	2.2%	$245
Short-term bank loan	3	3.7%	3	3.7%	3
Total	$3	3.7%	$47	2.3%

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended June 30, 2018.
Alabama Power believes the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and operating cash flows.
Credit Rating Risk
At June 30, 2018, Alabama Power did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and/or Baa2 or below. These contracts are primarily for physical electricity purchases, fuel purchases, fuel transportation and storage, energy price risk management, and transmission.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The maximum potential collateral requirements under these contracts at June 30, 2018 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and/or Baa2	$1
At BBB- and/or Baa3	$1
Below BBB- and/or Baa3	$279
Included in these amounts are certain agreements that could require collateral in the event that either Alabama Power or Georgia Power (affiliate company of Alabama Power) has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, a credit rating downgrade could impact the ability of Alabama Power to access capital markets and would be likely to impact the cost at which it does so.
As a result of the Tax Reform Legislation, certain financial metrics, such as the funds from operations to debt percentage, used by the credit rating agencies to assess Southern Company and its subsidiaries, including Alabama Power, may be negatively impacted. The modifications to Rate RSE and other commitments approved by the Alabama PSC are expected to help mitigate these potential adverse impacts to certain credit metrics and will help Alabama Power meet its goal of achieving an equity ratio of approximately 55% by the end of 2025. See Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters – Rate RSE" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Alabama Power – Rate RSE" herein for additional information.
Financing Activities
In June 2018, Alabama Power issued $500 million aggregate principal amount of Series 2018A 4.30% Senior Notes due July 15, 2048. The proceeds were used to repay outstanding commercial paper and for general corporate purposes, including Alabama Power's continuous construction program.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$1,889	$1,904	$3,688	$3,593
Wholesale revenues, non-affiliates	36	40	80	79
Wholesale revenues, affiliates	3	9	13	17
Other revenues	120	95	227	191
Total operating revenues	2,048	2,048	4,008	3,880
Operating Expenses:
Fuel	378	445	790	815
Purchased power, non-affiliates	111	103	233	191
Purchased power, affiliates	178	138	349	310
Other operations and maintenance	457	417	863	816
Depreciation and amortization	230	223	458	444
Taxes other than income taxes	106	101	214	199
Estimated loss on Plant Vogtle Units 3 and 4	1,060	—	1,060	—
Total operating expenses	2,520	1,427	3,967	2,775
Operating Income (Loss)	(472)	621	41	1,105
Other Income and (Expense):
Interest expense, net of amounts capitalized	(102)	(104)	(208)	(205)
Other income (expense), net	35	34	73	71
Total other income and (expense)	(67)	(70)	(135)	(134)
Earnings (Loss) Before Income Taxes	(539)	551	(94)	971
Income taxes (benefit)	(143)	199	(50)	355
Net Income (Loss)	(396)	352	(44)	616
Dividends on Preferred and Preference Stock	—	5	—	9
Net Income (Loss) After Dividends on Preferred and Preference Stock	$(396)	$347	$(44)	$607
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Net Income (Loss)	$(396)	$352	$(44)	$616
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $-, $-, $1, and $1, respectively	1	1	2	2
Total other comprehensive income (loss)	1	1	2	2
Comprehensive Income (Loss)	$(395)	$353	$(42)	$618
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2018	2017
	(in millions)
Operating Activities:
Net income (loss)	$(44)	$616
Adjustments to reconcile net income (loss) to net cash provided from operating activities —
Depreciation and amortization, total	562	543
Deferred income taxes	(256)	159
Allowance for equity funds used during construction	(32)	(25)
Deferred expenses	34	41
Pension, postretirement, and other employee benefits	(47)	(45)
Settlement of asset retirement obligations	(49)	(62)
Estimated loss on Plant Vogtle Units 3 and 4	1,060	—
Other, net	27	(39)
Changes in certain current assets and liabilities —
-Receivables	(103)	(150)
-Fossil fuel stock	38	(32)
-Prepaid income taxes	115	(4)
-Other current assets	25	(18)
-Accounts payable	(87)	(153)
-Accrued taxes	(89)	(194)
-Accrued compensation	(56)	(65)
-Retail fuel cost over recovery	—	(84)
-Other current liabilities	(26)	(6)
Net cash provided from operating activities	1,072	482
Investing Activities:
Property additions	(1,501)	(1,284)
Nuclear decommissioning trust fund purchases	(440)	(271)
Nuclear decommissioning trust fund sales	435	266
Cost of removal, net of salvage	(50)	(32)
Change in construction payables, net of joint owner portion	86	1
Payments pursuant to LTSAs	(46)	(56)
Asset dispositions	134	63
Other investing activities	(11)	(12)
Net cash used for investing activities	(1,393)	(1,325)
Financing Activities:
Increase in notes payable, net	480	37
Proceeds —
Capital contributions from parent company	1,502	380
Senior notes	—	850
Short-term borrowings	—	800
Redemptions and repurchases —
Senior notes	(1,000)	(450)
Pollution control revenue bonds	(398)	(27)
Short-term borrowings	(150)	—
Other long-term debt	(100)	—
Payment of common stock dividends	(691)	(640)
Premiums on redemption and repurchases of senior notes	(152)	—
Other financing activities	(11)	(19)
Net cash provided from (used for) financing activities	(520)	931
Net Change in Cash, Cash Equivalents, and Restricted Cash	(841)	88
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	852	3
Cash, Cash Equivalents, and Restricted Cash at End of Period	$11	$91
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $12 and $11 capitalized for 2018 and 2017, respectively)	$211	$186
Income taxes, net	64	213
Noncash transactions — Accrued property additions at end of period	669	348
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2018	At December 31, 2017
	(in millions)
Current Assets:
Cash and cash equivalents	$11	$852
Receivables —
Customer accounts receivable	631	544
Unbilled revenues	276	255
Under recovered fuel clause revenues	159	165
Joint owner accounts receivable	239	262
Affiliated	25	24
Other accounts and notes receivable	81	76
Accumulated provision for uncollectible accounts	(3)	(3)
Fossil fuel stock	276	314
Materials and supplies	498	504
Prepaid expenses	91	216
Other regulatory assets, current	206	205
Other current assets	23	14
Total current assets	2,513	3,428
Property, Plant, and Equipment:
In service	35,467	34,861
Less: Accumulated provision for depreciation	11,901	11,704
Plant in service, net of depreciation	23,566	23,157
Nuclear fuel, at amortized cost	536	544
Construction work in progress	4,157	4,613
Total property, plant, and equipment	28,259	28,314
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	52	53
Nuclear decommissioning trusts, at fair value	924	929
Miscellaneous property and investments	61	59
Total other property and investments	1,037	1,041
Deferred Charges and Other Assets:
Deferred charges related to income taxes	518	516
Other regulatory assets, deferred	3,064	2,932
Other deferred charges and assets	570	548
Total deferred charges and other assets	4,152	3,996
Total Assets	$35,961	$36,779
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2018	At December 31, 2017
	(in millions)
Current Liabilities:
Securities due within one year	$509	$857
Notes payable	480	150
Accounts payable —
Affiliated	458	493
Other	885	834
Customer deposits	275	270
Accrued taxes	230	344
Accrued interest	110	123
Accrued compensation	149	219
Asset retirement obligations, current	191	270
Other regulatory liabilities, current	214	191
Other current liabilities	205	198
Total current liabilities	3,706	3,949
Long-term Debt	9,936	11,073
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,925	3,175
Deferred credits related to income taxes	3,218	3,248
Accumulated deferred ITCs	267	248
Employee benefit obligations	636	659
Asset retirement obligations, deferred	2,427	2,368
Other deferred credits and liabilities	144	128
Total deferred credits and other liabilities	9,617	9,826
Total Liabilities	23,259	24,848
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 20,000,000 shares
Outstanding — 9,261,500 shares	398	398
Paid-in capital	8,834	7,328
Retained earnings	3,480	4,215
Accumulated other comprehensive loss	(10)	(10)
Total common stockholder's equity	12,702	11,931
Total Liabilities and Stockholder's Equity	$35,961	$36,779
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2018 vs. SECOND QUARTER 2017
AND
YEAR-TO-DATE 2018 vs. YEAR-TO-DATE 2017

OVERVIEW
Georgia Power operates as a vertically integrated utility providing electric service to retail customers within its traditional service territory located within the State of Georgia and to wholesale customers in the Southeast.
Many factors affect the opportunities, challenges, and risks of Georgia Power's business of providing electric service. These factors include the ability to maintain a constructive regulatory environment, to maintain and grow energy sales, and to effectively manage and secure timely recovery of costs. These costs include those related to projected long-term demand growth, stringent environmental standards, reliability, fuel, capital expenditures, and restoration following major storms. Georgia Power has various regulatory mechanisms that operate to address cost recovery. Effectively operating pursuant to these regulatory mechanisms and appropriately balancing required costs and capital expenditures with customer prices will continue to challenge Georgia Power for the foreseeable future. On April 3, 2018, the Georgia PSC approved a settlement agreement between Georgia Power and the staff of the Georgia PSC regarding the retail rate impact of the Tax Reform Legislation (Tax Reform Settlement Agreement). The Tax Reform Settlement Agreement provides for a total of $330 million in customer refunds for 2018 and 2019 and the deferral of certain revenues and tax benefits to be addressed in Georgia Power's next base rate case, which is expected to be filed by July 1, 2019. The Georgia PSC also approved an increase to Georgia Power's retail equity ratio to address the negative cash flow and credit metric impacts of the Tax Reform Legislation. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Rate Plans" herein for additional information on the Tax Reform Settlement Agreement.
Georgia Power continues to focus on several key performance indicators including, but not limited to, customer satisfaction, plant availability, system reliability, the execution of major construction projects, and net income.
Plant Vogtle Units 3 and 4 Status
In 2009, the Georgia PSC certified construction of Plant Vogtle Units 3 and 4 (with electric generating capacity of approximately 1,100 MWs each). In March 2017, the EPC Contractor filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. In December 2017, the Georgia PSC approved Georgia Power's recommendation to continue construction.
In the second quarter 2018, Georgia Power revised its base cost forecast and estimated contingency to complete construction and start-up of Plant Vogtle Units 3 and 4 to $8.0 billion and $0.4 billion, respectively, for a total project capital cost forecast of $8.4 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and $188 million in Customer Refunds recognized as a regulatory liability in 2017). Although Georgia Power believes these incremental costs are reasonable and necessary to complete the project and the Georgia PSC has stated the $7.3 billion estimate included in the seventeenth VCM proceeding does not represent a cost cap, Georgia Power does not intend to seek rate recovery for the $0.7 billion increase in costs included in the revised base capital cost forecast, which will be filed with the Georgia PSC in the nineteenth VCM report on August 31, 2018. In connection with future VCM filings, Georgia Power may request the Georgia PSC to evaluate costs included in the revised construction contingency estimate for rate recovery as and when they are appropriately included in the base capital cost forecast. After considering the significant level of uncertainty that exists regarding the future recoverability of costs included in the construction contingency estimate since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in these future regulatory proceedings, Georgia Power has recorded a total pre-tax charge to income of $1.1 billion ($0.8 billion after tax) as of June 30, 2018.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the increase in the total project capital cost forecast and Georgia Power's decision not to seek rate recovery of the increase in the base capital costs, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction. The Vogtle Owners are expected to conduct these votes in the third quarter 2018.
If the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 do not vote to continue construction, the Vogtle Joint Ownership Agreements provide that the project will be cancelled, and construction will cease. In the event that fewer than 90% of the Vogtle Owners vote to continue construction, Georgia Power and the other Vogtle Owners will assess options for Plant Vogtle Units 3 and 4. If Plant Vogtle Units 3 and 4 were cancelled and Georgia Power was unable to recover costs it has incurred in connection with the project, Georgia Power's results of operations, cash flow, and financial condition would be materially impacted. The ultimate outcome of this matter cannot be determined at this time.
Georgia Power's revised cost estimate reflects an expected in-service date of November 2021 for Unit 3 and November 2022 for Unit 4.
See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Nuclear Construction" and ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates" herein for additional information on Plant Vogtle Units 3 and 4.
RESULTS OF OPERATIONS
Net Income (Loss)

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(743)	N/M	$(651)	N/M
N/M - Not meaningful
Georgia Power's net loss after dividends on preferred and preference stock for the second quarter 2018 was $396 million compared to net income after dividends on preferred and preference stock of $347 million for the corresponding period in 2017. For year-to-date 2018, net loss after dividends on preferred and preference stock was $44 million compared to net income after dividends on preferred and preference stock of $607 million for the corresponding period in 2017. The changes were primarily due to a $1.1 billion ($0.8 billion after tax) charge in the second quarter 2018 for an estimated probable loss related to Georgia Power's construction of Plant Vogtle Units 3 and 4, revenues deferred as a regulatory liability for future customer refunds related to the Tax Reform Legislation, and higher non-fuel operations and maintenance expenses. Partially offsetting the changes were lower federal income tax expense as a result of the Tax Reform Legislation and an increase in retail revenues associated with warmer weather in the second quarter 2018 compared to the corresponding period in 2017. Also offsetting the change for year-to-date 2018 was an increase in retail revenues associated with colder weather in the first quarter 2018 compared to the corresponding period in 2017. See Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for additional information on the estimated loss related to Georgia Power's construction of Plant Vogtle Units 3 and 4.
Retail Revenues

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(15)	(0.8)	$95	2.6
In the second quarter 2018, retail revenues were $1.89 billion compared to $1.90 billion for the corresponding period in 2017. For year-to-date 2018, retail revenues were $3.69 billion compared to $3.59 billion for the corresponding period in 2017.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the changes in retail revenues were as follows:

	Second Quarter 2018		Year-to-Date 2018
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$1,904		$3,593
Estimated change resulting from –
Rates and pricing	(58)	(3.0)	(108)	(3.0)
Sales growth	3	0.1	26	0.7
Weather	40	2.1	105	2.9
Fuel cost recovery	—	—	72	2.0
Retail – current year	$1,889	(0.8)%	$3,688	2.6%
Revenues associated with changes in rates and pricing decreased in the second quarter and year-to-date 2018 when compared to the corresponding periods in 2017 primarily due to revenues deferred as a regulatory liability for future customer refunds related to the Tax Reform Legislation and a decrease in revenues related to the recovery of Plant Vogtle Units 3 and 4 construction financing costs under the NCCR tariff, also primarily related to the Tax Reform Legislation. Also contributing to the year-to-date 2018 decrease was the rate pricing effect of increased customer usage in the first quarter 2018. The decreases were partially offset by higher contributions from variable demand-driven pricing from commercial and industrial customers. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Rate Plans" herein for additional information on regulatory actions related to the Tax Reform Legislation. Also, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Nuclear Construction" of Georgia Power in Item 7 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Nuclear Construction – Regulatory Matters" herein for additional information related to the NCCR tariff.
Revenues attributable to changes in sales increased in the second quarter and year-to-date 2018 when compared to the corresponding periods in 2017. Weather-adjusted residential KWH sales were essentially flat for the second quarter 2018 and increased 1.1% for year-to-date 2018 largely due to customer growth. Weather-adjusted commercial KWH sales increased 0.7% and 1.5% for the second quarter and year-to-date 2018, respectively, largely due to customer growth. Weather-adjusted industrial KWH sales increased slightly in the second quarter 2018 and increased 0.5% for year-to-date 2018, primarily due to increased demand in the stone, clay, and glass, rubber, and textiles sectors. The increase in weather-adjusted industrial KWH sales for year-to-date 2018 was partially offset by decreased demand in the paper sector.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. In the second quarter 2018, retail fuel cost recovery revenues remained flat when compared to the corresponding period in 2017 primarily due to increased energy sales driven by warmer weather and higher purchased power costs, largely offset by lower natural gas prices. For year-to-date 2018, retail fuel cost recovery revenues increased $72 million when compared to the corresponding period in 2017 primarily due to increased energy sales driven by colder weather in the first quarter 2018 and warmer weather in the second quarter 2018 and higher purchased power costs. Electric rates include provisions to periodically adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Fuel Cost Recovery" of Georgia Power in Item 7 of the Form 10-K for additional information.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wholesale Revenues – Affiliates

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(6)	(66.7)	$(4)	(23.5)
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
In the second quarter 2018, wholesale revenues from sales to affiliates were $3 million compared to $9 million for the corresponding period in 2017. For year-to-date 2018, wholesale revenues from sales to affiliates were $13 million compared to $17 million for the corresponding period in 2017. The decreases were due to 67.1% and 57.9% decreases in KWH sales in the second quarter and year-to-date 2018, respectively, primarily due to the higher cost of Georgia Power-owned generation as compared to the market cost of available energy.
Other Revenues

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$25	26.3	$36	18.8
In the second quarter 2018, other revenues were $120 million compared to $95 million for the corresponding period in 2017. For year-to-date 2018, other revenues were $227 million compared to $191 million for the corresponding period in 2017. The increases were primarily due to $23 million and $38 million of revenues in the second quarter and year-to-date 2018, respectively, primarily from unregulated sales of products and services that were reclassified as other revenues as a result of the adoption of ASC 606, Revenue from Contracts with Customers (ASC 606). In prior periods, these revenues were included in other income (expense), net. See Note (A) to the Condensed Financial Statements herein for additional information regarding Georgia Power's adoption of ASC 606.
Fuel and Purchased Power Expenses

	Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(67)	(15.1)	$(25)	(3.1)
Purchased power – non-affiliates	8	7.8	42	22.0
Purchased power – affiliates	40	29.0	39	12.6
Total fuel and purchased power expenses	$(19)		$56
In the second quarter 2018, total fuel and purchased power expenses were $667 million compared to $686 million in the corresponding period in 2017. The decrease was primarily due to a $37 million decrease related to the average cost of fuel and purchased power primarily due to lower natural gas prices and a $49 million decrease related to the volume of KWHs generated due to scheduled generation outages, partially offset by an increase of $67 million related to the volume of KWHs purchased due to warmer weather.
For year-to-date 2018, total fuel and purchased power expenses were $1.37 billion compared to $1.32 billion in the corresponding period in 2017. The increase was primarily due to a $32 million increase related to the volume of KWHs generated and purchased due to colder weather in the first quarter 2018 and warmer weather in the second quarter 2018 and a $28 million increase related to the average cost of purchased power primarily due to higher

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

energy prices, partially offset by a $4 million decrease related to the average cost of fuel due to lower natural gas prices in the second quarter 2018.
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
Details of Georgia Power's generation and purchased power were as follows:

	Second Quarter 2018	Second Quarter 2017	Year-to-Date 2018	Year-to-Date 2017
Total generation (in billions of KWHs)	15	16	31	30
Total purchased power (in billions of KWHs)	8	6	14	13
Sources of generation (percent) —
Gas	40	37	42	41
Coal	29	36	29	32
Nuclear	28	25	26	25
Hydro	3	2	3	2
Cost of fuel, generated (in cents per net KWH) —
Gas	2.61	2.75	2.67	2.76
Coal	3.26	3.20	3.31	3.23
Nuclear	0.83	0.84	0.83	0.84
Average cost of fuel, generated (in cents per net KWH)	2.30	2.43	2.37	2.41
Average cost of purchased power (in cents per net KWH)(*)	4.37	4.76	4.81	4.61

(*)	Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Fuel
In the second quarter 2018, fuel expense was $378 million compared to $445 million in the corresponding period in 2017. The decrease was primarily due to a 9.3% decrease in the volume of KWHs generated largely due to scheduled generation outages and a 5.4% decrease in the average cost of fuel per KWH generated primarily due to lower natural gas prices.
For year-to-date 2018, fuel expense was $790 million compared to $815 million in the corresponding period in 2017. The decrease was primarily due to a 7.3% decrease in the volume of KWHs generated by coal largely due to scheduled generation outages and a 3.3% decrease in the average cost of fuel per KWH generated by natural gas, partially offset by a 2.5% increase in the average cost of fuel per KWH generated by coal.
Purchased Power – Non-Affiliates
In the second quarter 2018, purchased power expense from non-affiliates was $111 million compared to $103 million in the corresponding period in 2017. The increase was primarily due to a 3.6% increase in the average cost per KWH purchased primarily due to higher energy prices and a 1.9% increase in the volume of KWHs purchased primarily due to scheduled generation outages and warmer weather.
For year-to-date 2018, purchased power expense from non-affiliates was $233 million compared to $191 million in the corresponding period in 2017. The increase was primarily due to an 11.4% increase in the volume of KWHs purchased due to colder weather in the first quarter 2018, warmer weather in the second quarter 2018, and

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

scheduled generation outages and a 10.5% increase in the average cost per KWH purchased due to higher energy prices.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the second quarter 2018, purchased power expense from affiliates was $178 million compared to $138 million in the corresponding period in 2017. The increase was primarily due to a 31.4% increase in the volume of KWHs purchased due to scheduled generation outages and warmer weather, partially offset by an 11.6% decrease in the average cost per KWH purchased primarily resulting from lower energy prices.
For year-to-date 2018, purchased power expense from affiliates was $349 million compared to $310 million in the corresponding period in 2017. The increase was primarily due to a 2.4% increase in the volume of KWHs purchased due to colder weather in the first quarter 2018 and scheduled generation outages and warmer weather in the second quarter 2018.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$40	9.6	$47	5.8
In the second quarter 2018, other operations and maintenance expenses were $457 million compared to $417 million in the corresponding period in 2017. The increase was primarily due to $20 million of expenses from unregulated sales of products and services that were reclassified as other operations and maintenance expenses as a result of the adoption of ASC 606. In prior periods, these expenses were included in other income (expense), net. Also contributing to the increase were $8 million related to the timing of scheduled generation outage costs, $5 million primarily related to the timing of distribution overhead and underground line maintenance, $4 million in demand-side management costs related to the timing of new programs, and $3 million in billing adjustments with integrated transmission system owners, partially offset by a decrease of $7 million associated with an employee attrition plan.
For year-to-date 2018, other operations and maintenance expenses were $863 million compared to $816 million in the corresponding period in 2017. The increase was primarily due to $35 million of expenses from unregulated sales of products and services that were reclassified as other operations and maintenance expenses as a result of the adoption of ASC 606. In prior periods, these expenses were included in other income (expense), net. Also contributing to the increase were a $19 million decrease in gains from sales of integrated transmission system assets and an $11 million increase in demand-side management costs related to the timing of new programs, partially offset by decreases of $10 million related to affiliate labor billing adjustments and $6 million associated with an employee attrition plan.
See Note (A) to the Condensed Financial Statements herein for additional information regarding Georgia Power's adoption of ASC 606.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and Amortization

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$7	3.1	$14	3.2
In the second quarter 2018, depreciation and amortization was $230 million compared to $223 million in the corresponding period in 2017. For year-to-date 2018, depreciation and amortization was $458 million compared to $444 million in the corresponding period in 2017. The increases were primarily due to increases of $8 million and $15 million related to additional plant in service in the second quarter and year-to-date 2018, respectively.
Taxes Other Than Income Taxes

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$5	5.0	$15	7.5
In the second quarter 2018, taxes other than income taxes were $106 million compared to $101 million in the corresponding period in 2017. For year-to-date 2018, taxes other than income taxes were $214 million compared to $199 million in the corresponding period in 2017. The increases were primarily due to increases in property taxes of $4 million and $7 million in the second quarter and year-to-date 2018, respectively, as a result of an increase in the assessed value of property. Also contributing to the increase for year-to-date 2018 was a $7 million increase in municipal franchise fees largely related to higher retail revenues.
Estimated Loss on Plant Vogtle Units 3 and 4

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$1,060	N/M	$1,060	N/M
N/M - Not meaningful
In the second quarter 2018, an estimated probable loss of $1.1 billion was recorded to reflect Georgia Power's revised estimate to complete construction and start-up of Plant Vogtle Units 3 and 4, which reflects the increase in costs included in the revised base capital cost forecast for which Georgia Power does not intend to seek rate recovery and costs included in the revised construction contingency estimate for which Georgia Power may seek rate recovery as and when such costs are appropriately included in the base capital cost forecast. See Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for additional information.
Income Taxes (Benefit)

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(342)	N/M	$(405)	N/M
N/M - Not meaningful
In the second quarter 2018, income tax benefit was $143 million compared to income tax expense of $199 million in the corresponding period in 2017. For year-to-date 2018, income tax benefit was $50 million compared to income tax expense of $355 million in the corresponding period in 2017. The changes were primarily due to the reduction in pre-tax earnings (loss) resulting from the estimated probable loss related to Plant Vogtle Units 3 and 4 and a lower federal income tax rate as a result of the Tax Reform Legislation. See Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for additional information on the estimated loss related to Georgia

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Power's construction of Plant Vogtle Units 3 and 4. Also, see Note (H) to the Condensed Financial Statements under "Effective Tax Rate" herein for additional information on the Tax Reform Legislation.
Dividends on Preferred and Preference Stock

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(5)	(100.0)	$(9)	(100.0)
In the second quarter and year-to-date 2018, there were no dividends on preferred and preference stock compared to $5 million and $9 million, respectively, in the corresponding periods in 2017. The decreases were due to the redemption in October 2017 of all outstanding shares of Georgia Power's preferred and preference stock. See Note 6 to the financial statements of Georgia Power under "Outstanding Classes of Capital Stock" in Item 8 of the Form 10-K for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Georgia Power's future earnings potential. The level of Georgia Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Georgia Power's business of providing electric service. These factors include Georgia Power's ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently-incurred costs during a time of increasing costs and limited projected demand growth over the next several years. Plant Vogtle Units 3 and 4 construction and rate recovery are also major factors. Future earnings will be driven primarily by customer growth. Earnings will also depend upon maintaining and growing sales, considering, among other things, the adoption and/or penetration rates of increasingly energy-efficient technologies, increasing volumes of electronic commerce transactions, and more multi-family home construction, all of which could contribute to a net reduction in customer usage. Earnings are subject to a variety of other factors. These factors include weather, competition, new energy contracts with other utilities, energy conservation practiced by customers, the use of alternative energy sources by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Georgia Power's service territory. Demand for electricity is primarily driven by the pace of economic growth that may be affected by changes in regional and global economic conditions, which may impact future earnings.
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
Environmental Laws and Regulations
Water Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Water Quality" of Georgia Power in Item 7 of the Form 10-K for additional information regarding the effluent limitations guidelines (ELG) rule.
On May 2, 2018, the EPA updated its anticipated final rulemaking schedule for ELG from September 2020 to December 2019. The impact of any changes to the ELG rule will depend on the content of the final rule and the outcome of any legal challenges and cannot be determined at this time.
Coal Combustion Residuals
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" of Georgia Power in Item 7 of the Form 10-K for additional information regarding the Disposal of Coal Combustion Residuals from Electric Utilities rule (CCR Rule).
On July 30, 2018, the EPA published certain amendments to the CCR Rule, which will be effective August 29, 2018. These amendments extend the date from April 2019 to October 31, 2020 to cease sending CCR and other waste streams to impoundments that demonstrate compliance with all except two specified criteria. These amendments also establish groundwater protection standards for four constituents that do not have established EPA maximum contaminant levels and allow a participating state director or the EPA (where the EPA is the permitting authority) to suspend groundwater monitoring requirements under certain circumstances. Specific site impacts are being evaluated by Georgia Power.
Georgia Power continues to perform engineering studies related to its plans to close the ash ponds at all of its generating plants, including one jointly owned with Gulf Power, in compliance with federal and state CCR rules. Georgia Power also continues to refine its closure strategy and cost estimates for each ash pond and is preparing permit applications as required by the State of Georgia CCR rule. While Georgia Power believes its recorded liability for ash pond closures appropriately reflects its obligations under the current closure strategies it has elected, changes to such strategies and cost estimates would likely result in additional closure costs which would increase Georgia Power's ARO liability. It is not currently possible to determine the magnitude of an increase related to a change in closure strategies nor an increase related to ongoing engineering studies for the current closure strategies, and the timing of future cash outflows are indeterminable at this time. As permit applications advance, engineering studies continue, and the timing of ash pond closures develop further on a plant-by-plant basis during the second half of 2018 and in the future, Georgia Power will record any changes as necessary to its ARO liability, which could be material. Georgia Power expects to continue to periodically update these cost estimates as necessary, which could change further as additional information becomes available. See Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein for additional information.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Absent continued recovery of ARO costs through regulated rates, Georgia Power's results of operations, cash flows, and financial condition could be materially impacted. The ultimate outcome of these matters cannot be determined at this time.
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
FERC Matters
Market-Based Rate Authority
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "FERC Matters" of Georgia Power in Item 7 of the Form 10-K for additional information regarding proceedings related to the traditional electric operating companies' (including Georgia Power's) and Southern Power's 2014 and 2017 triennial market power analyses.
On May 4, 2018, the FERC issued an order terminating both proceedings, finding that the traditional electric operating companies (including Georgia Power) and Southern Power satisfy the FERC's standards for market-based rates. On May 9, 2018, the traditional electric operating companies (including Georgia Power) and Southern Power made the compliance filing required by the order. These proceedings are essentially concluded.
Open Access Transmission Tariff
On May 10, 2018, the Alabama Municipal Electric Authority and Cooperative Energy filed with the FERC a complaint against SCS and the traditional electric operating companies (including Georgia Power) claiming that the current 11.25% base ROE used in calculating the annual transmission revenue requirements of the traditional electric operating companies' (including Georgia Power's) open access transmission tariff is unjust and unreasonable as measured by the applicable FERC standards. The complaint requests that the base ROE be set no higher than 8.65% and that the FERC order refunds for the difference in revenue requirements that results from applying a just and reasonable ROE established in this proceeding upon determining the current ROE is unjust and unreasonable. On June 18, 2018, SCS and the traditional electric operating companies (including Georgia Power) filed their response challenging the adequacy of the showing presented by the complainants and offering support for the current ROE. The ultimate outcome of this matter cannot be determined at this time.
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
In connection with the EPC Contractor's bankruptcy filing, Georgia Power, acting for itself and as agent for the Vogtle Owners, entered into the Interim Assessment Agreement with the EPC Contractor to allow construction to continue. The Interim Assessment Agreement expired in July 2017 when Georgia Power, acting for itself and as agent for the other Vogtle Owners, and the EPC Contractor entered into the Vogtle Services Agreement. Under the Vogtle Services Agreement, Westinghouse provides facility design and engineering services, procurement and technical support, and staff augmentation on a time and materials cost basis. The Vogtle Services Agreement will continue until the start-up and testing of Plant Vogtle Units 3 and 4 are complete and electricity is generated and sold from both units. The Vogtle Services Agreement is terminable by the Vogtle Owners upon 30 days' written notice.
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
In December 2017, the Georgia PSC approved Georgia Power's seventeenth VCM report, which included a recommendation to continue construction of Plant Vogtle Units 3 and 4, with Southern Nuclear serving as project manager and Bechtel serving as the primary construction contractor.
Cost and Schedule
In preparation for its nineteenth VCM filing, Georgia Power requested Southern Nuclear to perform a full cost reforecast for the project. Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4 by the expected in-service dates of November 2021 and November 2022, respectively, is as follows:

(in billions)
Base project capital cost forecast(a)(b)	$8.0
Construction contingency estimate	0.4
Total project capital cost forecast(a)(b)	8.4
Net investment as of June 30, 2018(b)	(4.0)
Remaining estimate to complete(a)	$4.4

(a)	Excludes financing costs expected to be capitalized through AFUDC of approximately $350 million.

(b)	Net of $1.7 billion received from Toshiba in 2017 under the Guarantee Settlement Agreement and $188 million in Customer Refunds recognized as a regulatory liability in 2017.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.2 billion, of which $1.7 billion had been incurred through June 30, 2018.
The $0.7 billion increase to the base capital cost forecast reflected in the table above primarily results from changed assumptions related to the finalization of contract scopes and management responsibilities for Bechtel and over 60 subcontractors, labor productivity rates, and craft labor incentives, as well as the related levels of project management, oversight, and support, including field supervision and engineering support.
Although Georgia Power believes these incremental costs are reasonable and necessary to complete the project and the Georgia PSC's order in the seventeenth VCM proceeding specifically states that the construction of Plant Vogtle Units 3 and 4 is not subject to a cost cap, Georgia Power does not intend to seek rate recovery for these cost increases included in the current base capital cost forecast (or any related financing costs), which will be filed with the Georgia PSC in the nineteenth VCM report at the end of August 2018. In connection with future VCM filings, Georgia Power may request the Georgia PSC to evaluate costs currently included in the construction contingency estimate for rate recovery as and when they are appropriately included in the base capital cost forecast. After considering the significant level of uncertainty that exists regarding the future recoverability of costs included in the construction contingency estimate since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in these future regulatory proceedings, Georgia

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Power has recorded a total pre-tax charge to income of $1.1 billion ($0.8 billion after tax), which includes the total increase in the capital cost forecast and construction contingency estimate as of June 30, 2018.
Subsequent to the EPC Contractor bankruptcy filing, a number of subcontractors to the EPC Contractor alleged non-payment by the EPC Contractor for amounts owed for work performed on Plant Vogtle Units 3 and 4. Georgia Power, acting for itself and as agent for the Vogtle Owners, has taken actions to remove liens filed by these subcontractors through the posting of surety bonds. Related to such liens, certain subcontractors have filed, and additional subcontractors may file, lawsuits against the EPC Contractor and the Vogtle Owners to preserve their payment rights with respect to such claims. All known amounts associated with the removal of subcontractor liens and other EPC Contractor pre-petition accounts payable have been paid or accrued as of June 30, 2018. The ultimate liability is expected to be finalized in connection with the completion of the sale of Westinghouse.
As construction continues, challenges with management of contractors, subcontractors, and vendors; labor productivity, availability, and/or cost escalation; procurement, fabrication, delivery, assembly, and/or installation, including any required engineering changes, of plant systems, structures, and components (some of which are based on new technology that is just beginning initial operation in the global nuclear industry at this scale); or other issues could arise and change the projected schedule and estimated cost.
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
The ultimate outcome of these matters cannot be determined at this time. However, any extension of the project schedule is currently estimated to result in additional base capital costs of approximately $50 million per month, based on Georgia Power's ownership interests, and AFUDC of approximately $12 million per month. While Georgia Power is not precluded from seeking recovery of any future capital cost forecast increase, management will ultimately determine whether or not to seek recovery. Any further changes to the capital cost forecast that are not expected to be recoverable through regulated rates will be required to be charged to income and such charges could be material.
Joint Owner Contracts
In November 2017, the Vogtle Owners entered into an amendment to their joint ownership agreements for Plant Vogtle Units 3 and 4 (as amended, Vogtle Joint Ownership Agreements) to provide for, among other conditions, additional Vogtle Owner approval requirements. Pursuant to the Vogtle Joint Ownership Agreements, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction if certain adverse events occur, including: (i) the bankruptcy of Toshiba; (ii) termination or rejection in bankruptcy of certain agreements, including the Vogtle Services Agreement or the Bechtel Agreement; (iii) the Georgia PSC or Georgia Power determines that any of Georgia Power's costs relating to the construction of Plant Vogtle Units 3 and 4 will not be recovered in retail rates because such costs are deemed unreasonable or imprudent; or (iv) an increase in the construction budget contained in the seventeenth VCM report of more than $1 billion or extension of the project schedule contained in the seventeenth VCM report of more than one year. In addition, pursuant to the Vogtle Joint Ownership Agreements, the required approval of holders of ownership interests in Plant Vogtle Units 3 and 4 is at least (i) 90% for a change of the primary construction contractor and (ii) 67% for material amendments to the Vogtle Services Agreement or agreements with Southern Nuclear or the primary construction contractor, including the Bechtel Agreement. The Vogtle Joint Ownership Agreements also confirm that the Vogtle Owners' sole recourse against Georgia Power or Southern Nuclear for any action or inaction in connection with their performance as agent

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for the Vogtle Owners is limited to removal of Georgia Power and/or Southern Nuclear as agent, except in cases of willful misconduct.
As a result of the increase in the total project capital cost forecast and Georgia Power's decision not to seek rate recovery of the increase in the base capital costs as described in "Cost and Schedule" herein, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction. The Vogtle Owners are expected to conduct these votes in the third quarter 2018.
If the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 do not vote to continue construction, the Vogtle Joint Ownership Agreements provide that the project will be cancelled, and construction will cease. In the event that fewer than 90% of the Vogtle Owners vote to continue construction, Georgia Power and the other Vogtle Owners will assess options for Plant Vogtle Units 3 and 4. If Plant Vogtle Units 3 and 4 were cancelled and Georgia Power was unable to recover costs it has incurred in connection with the project, Georgia Power's results of operations, cash flow, and financial condition would be materially impacted. The ultimate outcome of this matter cannot be determined at this time.
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. As of June 30, 2018, Georgia Power had recovered approximately $1.7 billion of financing costs. Financing costs related to capital costs above $4.418 billion will be recovered through AFUDC; however, Georgia Power will not record AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery.
Georgia Power is required to file semi-annual VCM reports with the Georgia PSC by February 28 and August 31 of each year. In 2013, in connection with the eighth VCM report, the Georgia PSC approved a stipulation between Georgia Power and the staff of the Georgia PSC to waive the requirement to amend the Plant Vogtle Units 3 and 4 certificate in accordance with the 2009 certification order until the completion of Plant Vogtle Unit 3, or earlier if deemed appropriate by the Georgia PSC and Georgia Power.
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
In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
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
The Georgia PSC has approved seventeen VCM reports covering the periods through June 30, 2017, including total construction capital costs incurred through that date of $4.4 billion. On August 21, 2018, the Georgia PSC is scheduled to vote on Georgia Power's eighteenth VCM report, which requested approval of $448 million of construction capital costs (excluding the $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and the $188 million in Customer Refunds recognized as a regulatory liability) incurred from July 1, 2017 through December 31, 2017.
On August 31, 2018, Georgia Power will file its nineteenth VCM report with the Georgia PSC, which will reflect the revised capital cost forecast discussed previously and request approval of $578 million of construction capital costs incurred from January 1, 2018 through June 30, 2018.
The ultimate outcome of these matters cannot be determined at this time.
See RISK FACTORS of Georgia Power in Item 1A herein and of the Form 10-K for a discussion of certain risks associated with the licensing, construction, and operation of nuclear generating units, including potential impacts that could result from a major incident at a nuclear facility anywhere in the world.
DOE Financing
As of June 30, 2018, Georgia Power had borrowed $2.6 billion related to Plant Vogtle Units 3 and 4 costs through the Loan Guarantee Agreement and a multi-advance credit facility among Georgia Power, the DOE, and the FFB, which provides for borrowings of up to $3.46 billion, subject to the satisfaction of certain conditions. In September 2017, the DOE issued a conditional commitment to Georgia Power for up to approximately $1.67 billion in additional guaranteed loans under the Loan Guarantee Agreement. In June 2018, the DOE approved a request by Georgia Power to extend the conditional commitment to September 30, 2018. Any further extension must be approved by the DOE. Final approval and issuance of these additional loan guarantees by the DOE cannot be assured and are subject to the negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions, including the Vogtle Owners' votes to continue construction. See Note 6 to the financial statements of Georgia Power under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information, including applicable covenants, events of default, mandatory prepayment events (including any decision not to continue construction of Plant Vogtle Units 3 and 4), and conditions to borrowing.

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
Other Matters
Georgia Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Georgia Power is subject to certain claims and legal actions arising in the ordinary course of business. Georgia Power's business activities are subject to extensive governmental regulation related to public health and the environment, such as laws and regulations governing air, water, land, and protection of natural resources. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental laws and regulations has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
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
Estimated Cost, Schedule, and Rate Recovery for the Construction of Plant Vogtle Units 3 and 4
In December 2016, the Georgia PSC approved the Vogtle Cost Settlement Agreement, which resolved certain prudency matters in connection with Georgia Power's fifteenth VCM report. In December 2017, the Georgia PSC approved Georgia Power's seventeenth VCM report, which included a recommendation to continue construction of Plant Vogtle Units 3 and 4, with Southern Nuclear serving as project manager and Bechtel serving as the primary construction contractor, as well as a modification of the Vogtle Cost Settlement Agreement. The Georgia PSC's related order stated that under the modified Vogtle Cost Settlement Agreement, (i) none of the $3.3 billion of costs incurred through December 31, 2015 should be disallowed as imprudent; (ii) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs; (iii) Georgia Power would have the burden of proof to show that any capital costs above $5.68 billion were prudent; (iv) Georgia Power's total project capital cost forecast of $7.3 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and $188 million in Customer Refunds recognized as a regulatory liability in

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2017) was found reasonable and did not represent a cost cap; and (v) prudence decisions would be made subsequent to achieving fuel load for Unit 4.
In its order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
In the second quarter 2018, Georgia Power revised its base cost forecast and estimated contingency to complete construction and start-up of Plant Vogtle Units 3 and 4 to $8.0 billion and $0.4 billion, respectively, for a total project capital cost forecast of $8.4 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and $188 million in Customer Refunds recognized as a regulatory liability in 2017). Although Georgia Power believes these incremental costs are reasonable and necessary to complete the project and the Georgia PSC has stated the $7.3 billion estimate included in the seventeenth VCM proceeding does not represent a cost cap, Georgia Power does not intend to seek rate recovery for the $0.7 billion increase in costs included in the revised base capital cost forecast, which will be filed with the Georgia PSC in the nineteenth VCM report on August 31, 2018. In connection with future VCM filings, Georgia Power may request the Georgia PSC to evaluate costs included in the revised construction contingency estimate for rate recovery as and when they are appropriately included in the base capital cost forecast. After considering the significant level of uncertainty that exists regarding the future recoverability of costs included in the construction contingency estimate since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in these future regulatory proceedings, Georgia Power has recorded a total pre-tax charge to income of $1.1 billion ($0.8 billion after tax) as of June 30, 2018.
Georgia Power's revised cost estimate reflects an expected in-service date of November 2021 for Unit 3 and November 2022 for Unit 4.
As construction continues, challenges with management of contractors, subcontractors, and vendors; labor productivity, availability, and/or cost escalation; procurement, fabrication, delivery, assembly, and/or installation, including any required engineering changes, of plant systems, structures, and components (some of which are based on new technology that is just beginning initial operation in the global nuclear industry at this scale); or other issues could arise and change the projected schedule and estimated cost.
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
The ultimate outcome of these matters cannot be determined at this time. Any extension of the in-service dates of November 2021 for Unit 3 and November 2022 for Unit 4 is currently estimated to result in additional base capital costs of approximately $50 million per month, based on Georgia Power's ownership interests, and AFUDC of approximately $12 million per month. While Georgia Power is not precluded from seeking recovery of any future capital cost forecast increase, management will ultimately determine whether or not to seek recovery. Any further changes to the capital cost forecast that are not expected to be recoverable through regulated rates will be required to be charged to income and such charges could be material.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Given the significant complexity involved in estimating the future costs to complete construction and start-up of Plant Vogtle Units 3 and 4 and the significant management judgment necessary to assess the related uncertainties surrounding future rate recovery of any projected cost increases, as well as the potential impact on Georgia Power's results of operations and cash flows, Georgia Power considers these items to be critical accounting estimates. See Note 3 to the financial statements of Georgia Power under "Retail Regulatory Matters – Nuclear Construction" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for additional information.
Recently Issued Accounting Standards
See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Recently Issued Accounting Standards" of Georgia Power in Item 7 of the Form 10-K for additional information regarding ASU No. 2016-02, Leases (Topic 842). See Note (A) to the Condensed Financial Statements herein for information regarding Georgia Power's recently adopted accounting standards.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Georgia Power in Item 7 of the Form 10-K for additional information. Georgia Power's financial condition remained stable at June 30, 2018. Georgia Power intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $1.07 billion for the first six months of 2018 compared to $482 million for the corresponding period in 2017. The increase was primarily due to increased fuel cost recovery, a decrease in current income taxes related to the Tax Reform Legislation, income tax refunds received, and the timing of fossil fuel stock purchases and property tax payments. Net cash used for investing activities totaled $1.39 billion for the first six months of 2018 primarily related to installation of equipment to comply with environmental standards and construction of generation, transmission, and distribution facilities. Net cash used for financing activities totaled $520 million for the first six months of 2018 primarily due to the redemption and repurchase of senior notes, payments of common stock dividends, and pollution control revenue bond purchases, partially offset by capital contributions from Southern Company. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first six months of 2018 include a decrease of $1.5 billion in long-term debt (including securities due within one year) primarily due to the redemption and repurchase of senior notes and the purchase of pollution control revenue bonds and an increase of $1.0 billion in property, plant, and equipment to comply with environmental standards and the construction of generation, transmission, and distribution facilities, including $0.6 billion related to the construction of Plant Vogtle Units 3 and 4. The increase in property, plant, and equipment was more than offset by a $1.1 billion decrease due to the charge related to the construction of Plant Vogtle Units 3 and 4. Total common stockholder's equity increased $0.8 billion primarily due to a $1.5 billion increase in paid-in capital resulting from capital contributions received from Southern Company, partially offset by a $0.7 billion decrease in retained earnings primarily due to the charge related to Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power's capital requirements and contractual obligations. Approximately $509 million will be required through June 30, 2019 to fund maturities of long-term debt. See "Sources of Capital" herein for additional

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

information. Also see FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Nuclear Construction" for additional information regarding Plant Vogtle Units 3 and 4.
Georgia Power's construction program is currently estimated to total approximately $3.5 billion for 2018, $3.6 billion for 2019, $2.8 billion for 2020, $2.7 billion for 2021, and $2.4 billion for 2022. These amounts include expenditures of approximately $1.4 billion, $1.4 billion, $0.9 billion, $1.0 billion, and $0.6 billion for the construction of Plant Vogtle Units 3 and 4 in 2018, 2019, 2020, 2021, and 2022, respectively. These amounts also include capital expenditures related to contractual purchase commitments for nuclear fuel and capital expenditures covered under LTSAs. Estimated capital expenditures to comply with environmental laws and regulations included in these amounts are $0.5 billion, $0.1 billion, $0.2 billion, $0.2 billion, and $0.2 billion for 2018, 2019, 2020, 2021, and 2022, respectively. These estimated expenditures do not include any potential compliance costs associated with the regulation of CO2 emissions from fossil fuel-fired electric generating units.
Georgia Power also anticipates costs associated with closure and monitoring of ash ponds in accordance with the CCR Rule, which are reflected in Georgia Power's ARO liabilities. These costs, which are expected to change as Georgia Power continues to refine its assumptions underlying the cost estimates and evaluate the method and timing of compliance activities, are estimated to be $0.2 billion per year for 2018 through 2020 and $0.3 billion per year for 2021 and 2022. For information regarding expected changes to these cost estimates during the second half of 2018, see FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" and Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein. Also see Note 1 to the financial statements of Georgia Power under "Asset Retirement Obligations and Other Costs of Removal" in Item 8 of the Form 10-K for additional information on AROs.
The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental laws and regulations; the outcome of any legal challenges to environmental rules; changes in generating plants, including unit retirements and replacements and adding or changing fuel sources at existing generating units, to meet regulatory requirements; changes in FERC rules and regulations; Georgia PSC approvals; changes in the expected environmental compliance program; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; storm impacts; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. The construction program also includes Plant Vogtle Units 3 and 4, which includes components based on new technology that is just beginning initial operation in the global nuclear industry at scale and which may be subject to additional revised cost estimates during construction. The ability to control costs and avoid cost and schedule overruns during the development, construction, and operation of new facilities is subject to a number of factors, including, but not limited to, changes in labor costs, availability, and productivity, challenges with management of contractors, subcontractors, or vendors, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction, operating, or other agreements, operational readiness, including specialized operator training and required site safety programs, unforeseen engineering or design problems, start-up activities (including major equipment failure and system integration), and/or operational performance. See Note 3 to the financial statements of Georgia Power under "Retail Regulatory Matters – Nuclear Construction" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for information regarding additional factors that may impact construction expenditures.
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
In 2014, Georgia Power entered into the Loan Guarantee Agreement with the DOE, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4. Under the Loan Guarantee Agreement, the DOE agreed to guarantee borrowings of up to $3.46 billion (not to exceed 70% of Eligible Project Costs) to be made by Georgia Power under a multi-advance credit facility (FFB Credit Facility) among Georgia Power, the DOE, and the FFB. As of June 30, 2018, Georgia Power had borrowed $2.6 billion under the FFB Credit Facility. In July 2017, Georgia Power entered into an amendment to the Loan Guarantee Agreement, which provides that further advances are conditioned upon the DOE's approval of any agreements entered into in replacement of the Vogtle 3 and 4 Agreement and satisfaction of certain other conditions.
In September 2017, the DOE issued a conditional commitment to Georgia Power for up to approximately $1.67 billion of additional guaranteed loans under the Loan Guarantee Agreement. This conditional commitment expires on September 30, 2018, subject to any further extension approved by the DOE. Final approval and issuance of these additional loan guarantees by the DOE cannot be assured and are subject to the negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions, including the Vogtle Owners' votes to continue construction. See Note 6 to the financial statements of Georgia Power under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information regarding the Loan Guarantee Agreement, including applicable covenants, events of default, mandatory prepayment events (including any decision not to continue construction of Plant Vogtle Units 3 and 4), and additional conditions to borrowing. Also see Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
At June 30, 2018, Georgia Power's current liabilities exceeded current assets by $1.2 billion primarily due to long-term debt that is due within one year of $509 million and notes payable of $480 million. Georgia Power's current liabilities frequently exceed current assets because of scheduled maturities of long-term debt and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. Georgia Power intends to utilize operating cash flows, external security issuances, borrowings from financial institutions, equity contributions from Southern Company, and borrowings from the FFB to fund its short-term capital needs. Georgia Power has substantial cash flow from operating activities and access to the capital markets and financial institutions to meet liquidity needs.
At June 30, 2018, Georgia Power had approximately $11 million of cash and cash equivalents. Georgia Power's committed credit arrangement with banks at June 30, 2018 was $1.75 billion of which $1.74 billion was unused. This credit arrangement expires in 2022.
This bank credit arrangement contains a covenant that limits debt levels and contains a cross-acceleration provision to other indebtedness (including guarantee obligations) of Georgia Power. Such cross-acceleration provision to other indebtedness would trigger an event of default if Georgia Power defaulted on indebtedness, the payment of which was then accelerated. At June 30, 2018, Georgia Power was in compliance with this covenant. This bank credit arrangement does not contain a material adverse change clause at the time of borrowing.
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
A portion of the unused credit with banks is allocated to provide liquidity support to Georgia Power's pollution control revenue bonds and commercial paper program. The amount of variable rate pollution control revenue bonds

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

outstanding requiring liquidity support as of June 30, 2018 was approximately $550 million. In addition, at June 30, 2018, Georgia Power had $232 million of pollution control revenue bonds outstanding that were required to be remarketed within the next 12 months.
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
Details of short-term borrowings were as follows:

	Short-term Debt at June 30, 2018		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$480	2.4%	$120	2.3%	$495

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended June 30, 2018.
Georgia Power believes the need for working capital can be adequately met by utilizing the commercial paper program, lines of credit, short-term bank notes, and operating cash flows.
Credit Rating Risk
At June 30, 2018, Georgia Power did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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
The maximum potential collateral requirements under these contracts at June 30, 2018 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB- and/or Baa3	$87
Below BBB- and/or Baa3	$1,020
Included in these amounts are certain agreements that could require collateral in the event that Georgia Power or Alabama Power (affiliate company of Georgia Power) has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, a credit rating downgrade could impact the ability of Georgia Power to access capital markets and would be likely to impact the cost at which it does so.
On February 28, 2018, Fitch downgraded the senior unsecured long-term debt rating of Georgia Power to A from A+ with a negative outlook.
As a result of the Tax Reform Legislation, certain financial metrics, such as the funds from operations to debt percentage, used by the credit rating agencies to assess Southern Company and its subsidiaries, including Georgia

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Power, may be negatively impacted. The Tax Reform Settlement Agreement approved by the Georgia PSC on April 3, 2018 is expected to help mitigate these potential adverse impacts to certain credit metrics by allowing a higher retail equity ratio until Georgia Power's next base rate case. See Note 3 to the financial statements of Georgia Power under "Retail Regulatory Matters – Rate Plans" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Georgia Power – Rate Plans" herein for additional information.
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
In April 2018, Georgia Power purchased and held $55 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Fifth Series 1994. Georgia Power may reoffer these bonds to the public at a later date.
Also in April 2018, Georgia Power redeemed all $250 million aggregate principal amount of its Series 2008B 5.40% Senior Notes due June 1, 2018.
In May 2018, through cash tender offers, Georgia Power repurchased and retired $89 million of the $250 million aggregate principal amount outstanding of its Series 2007A 5.65% Senior Notes due March 1, 2037, $326 million of the $500 million aggregate principal amount outstanding of its Series 2009A 5.95% Senior Notes due February 1, 2039, and $335 million of the $600 million aggregate principal amount outstanding of its Series 2010B 5.40% Senior Notes due June 1, 2040, for an aggregate purchase price, excluding accrued and unpaid interest, of $902 million.
In June 2018, Georgia Power purchased and held $65 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Second Series 2008. Georgia Power may reoffer these bonds to the public at a later date.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$301	$318	$591	$596
Wholesale revenues, non-affiliates	13	12	26	30
Wholesale revenues, affiliates	14	10	42	47
Other revenues	16	17	33	34
Total operating revenues	344	357	692	707
Operating Expenses:
Fuel	91	88	173	196
Purchased power	44	44	90	78
Other operations and maintenance	90	90	166	176
Depreciation and amortization	48	35	95	53
Taxes other than income taxes	28	28	58	55
Loss on Plant Scherer Unit 3	—	—	—	33
Total operating expenses	301	285	582	591
Operating Income	43	72	110	116
Other Income and (Expense):
Interest expense, net of amounts capitalized	(13)	(13)	(26)	(24)
Other income (expense), net	1	2	3	3
Total other income and (expense)	(12)	(11)	(23)	(21)
Earnings Before Income Taxes	31	61	87	95
Income taxes (benefit)	(11)	24	3	38
Net Income	42	37	84	57
Dividends on Preference Stock	—	2	—	4
Net Income After Dividends on Preference Stock	$42	$35	$84	$53
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Net Income	$42	$37	$84	$57
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $-, $-, $-, and $(1), respectively	—	(1)	—	(1)
Total other comprehensive income (loss)	—	(1)	—	(1)
Comprehensive Income	$42	$36	$84	$56
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2018	2017
	(in millions)
Operating Activities:
Net income	$84	$57
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	98	56
Deferred income taxes	(21)	19
Loss on Plant Scherer Unit 3	—	33
Other, net	(3)	(3)
Changes in certain current assets and liabilities —
-Receivables	9	(25)
-Other current assets	(2)	14
-Accounts payable	(16)	3
-Accrued taxes	18	7
-Accrued compensation	(15)	(17)
-Over recovered regulatory clause revenues	5	(19)
-Other current liabilities	—	(1)
Net cash provided from operating activities	157	124
Investing Activities:
Property additions	(135)	(97)
Cost of removal, net of salvage	(14)	(9)
Change in construction payables	(3)	(14)
Other investing activities	(6)	(3)
Net cash used for investing activities	(158)	(123)
Financing Activities:
Increase (decrease) in notes payable, net	45	(190)
Proceeds —
Common stock issued to parent	—	175
Capital contributions from parent company	37	5
Senior notes	—	300
Redemptions —
Preference stock	—	(150)
Senior notes	—	(85)
Payment of common stock dividends	(77)	(63)
Other financing activities	(1)	(4)
Net cash provided from (used for) financing activities	4	(12)
Net Change in Cash, Cash Equivalents, and Restricted Cash	3	(11)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	28	56
Cash, Cash Equivalents, and Restricted Cash at End of Period	$31	$45
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $- and $- capitalized for 2018 and 2017, respectively)	$25	$22
Income taxes, net	21	7
Noncash transactions — Accrued property additions at end of period	22	19
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2018	At December 31, 2017
	(in millions)
Current Assets:
Cash and cash equivalents	$31	$28
Receivables —
Customer accounts receivable	87	76
Unbilled revenues	71	67
Under recovered regulatory clause revenues	3	27
Affiliated	15	14
Other	5	7
Accumulated provision for uncollectible accounts	(1)	(1)
Fossil fuel stock	63	63
Materials and supplies	61	57
Other regulatory assets, current	49	56
Other current assets	19	21
Total current assets	403	415
Property, Plant, and Equipment:
In service	5,293	5,196
Less: Accumulated provision for depreciation	1,523	1,461
Plant in service, net of depreciation	3,770	3,735
Construction work in progress	116	91
Total property, plant, and equipment	3,886	3,826
Deferred Charges and Other Assets:
Deferred charges related to income taxes	30	31
Other regulatory assets, deferred	486	502
Other deferred charges and assets	36	23
Total deferred charges and other assets	552	556
Total Assets	$4,841	$4,797
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2018	At December 31, 2017
	(in millions)
Current Liabilities:
Notes payable	$90	$45
Accounts payable —
Affiliated	51	52
Other	57	75
Customer deposits	35	35
Accrued taxes	28	10
Accrued interest	8	9
Accrued compensation	24	39
Deferred capacity expense, current	22	22
Asset retirement obligations, current	39	37
Other regulatory liabilities, current	54	—
Other current liabilities	24	27
Total current liabilities	432	351
Long-term Debt	1,285	1,285
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	540	537
Deferred credits related to income taxes	384	458
Employee benefit obligations	98	102
Deferred capacity expense	86	97
Asset retirement obligations, deferred	109	105
Other cost of removal obligations	216	221
Other regulatory liabilities, deferred	52	43
Other deferred credits and liabilities	64	67
Total deferred credits and other liabilities	1,549	1,630
Total Liabilities	3,266	3,266
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 20,000,000 shares
Outstanding — 7,392,717 shares	678	678
Paid-in capital	632	594
Retained earnings	266	259
Accumulated other comprehensive loss	(1)	—
Total common stockholder's equity	1,575	1,531
Total Liabilities and Stockholder's Equity	$4,841	$4,797
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2018 vs. SECOND QUARTER 2017
AND
YEAR-TO-DATE 2018 vs. YEAR-TO-DATE 2017

OVERVIEW
Gulf Power operates as a vertically integrated utility providing electric service to retail customers within its traditional service territory located in northwest Florida and to wholesale customers in the Southeast.
On May 20, 2018, Southern Company entered into a stock purchase agreement with NextEra Energy to sell Gulf Power for an aggregate cash purchase price of $5.75 billion (less the amount of indebtedness assumed at closing, which is currently estimated at approximately $1.4 billion), subject to certain adjustments. The completion of the sale is subject to the satisfaction or waiver of certain closing conditions and is expected to occur in the first half of 2019. The ultimate outcome of this matter cannot be determined at this time. See Note (J) to the Condensed Financial Statements under "Southern Company's Sale of Gulf Power" herein for additional information.
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
The Gulf Power Tax Reform Settlement Agreement results in annual reductions to Gulf Power's revenues of $18.2 million from base rates and $15.6 million from environmental cost recovery rates, implemented April 1, 2018, and also provides for a one-time refund of $69.4 million for the retail portion of unprotected (not subject to normalization) deferred tax liabilities through a reduced fuel cost recovery rate over the remainder of 2018. Through June 30, 2018, approximately $28 million of this refund has been reflected in customer bills. As a result of the Gulf Power Tax Reform Settlement Agreement, the Florida PSC also approved an increase in Gulf Power's maximum equity ratio from 52.5% to 53.5% for all retail regulatory purposes.
As part of the Gulf Power Tax Reform Settlement Agreement, a limited scope proceeding to address protected deferred tax liabilities consistent with IRS normalization principles was initiated on April 30, 2018. Pending resolution of this proceeding, Gulf Power is deferring the related amounts for 2018 as a regulatory liability. Through June 30, 2018, amounts deferred totaled $5 million. Unless otherwise agreed to by the parties to the Gulf Power Tax Reform Settlement Agreement, amounts recorded in this regulatory liability will be refunded to retail customers in 2019 through Gulf Power's fuel cost recovery rates. The ultimate outcome of this matter cannot be determined at this time.
See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Retail Base Rate Cases" in Item 8 of the Form 10-K for additional information.
Gulf Power continues to focus on several key performance indicators including, but not limited to, customer satisfaction, plant availability, system reliability, and net income.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net Income

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$7	20.0	$31	58.5
Gulf Power's net income after dividends on preference stock for the second quarter 2018 was $42 million compared to $35 million for the corresponding period in 2017. The increase was primarily due to higher retail base revenues, partially offset by depreciation credits recognized in 2017. In addition, the increase in net income reflects lower federal income tax expense as a result of the Tax Reform Legislation, partially offset by a reduction in retail revenues related to the Gulf Power Tax Reform Settlement Agreement.
Gulf Power's net income after dividends on preference stock for year-to-date 2018 was $84 million compared to $53 million for the corresponding period in 2017. The increase was primarily due to higher retail base revenues and the first quarter 2017 write-down of $32.5 million ($20 million after tax) of Gulf Power's ownership of Plant Scherer Unit 3 in accordance with the 2017 Gulf Power Rate Case Settlement Agreement, partially offset by depreciation credits recognized in 2017. In addition, the increase in net income reflects lower federal income tax expense as a result of the Tax Reform Legislation, partially offset by a reduction in retail revenues related to the Gulf Power Tax Reform Settlement Agreement.
See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Retail Base Rate Cases" in Item 8 of the Form 10-K for additional information regarding the 2017 Gulf Power Rate Case Settlement Agreement.
Retail Revenues

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(17)	(5.3)	$(5)	(0.8)
In the second quarter 2018, retail revenues were $301 million compared to $318 million for the corresponding period in 2017. For year-to-date 2018, retail revenues were $591 million compared to $596 million for the corresponding period in 2017.
Details of the changes in retail revenues were as follows:

	Second Quarter 2018		Year-to-Date 2018
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$318		$596
Estimated change resulting from –
Rates and pricing	(20)	(6.3)	(15)	(2.5)
Sales growth	2	0.7	4	0.7
Weather	1	0.3	10	1.7
Fuel and other cost recovery	—	—	(4)	(0.7)
Retail – current year	$301	(5.3)%	$591	(0.8)%
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
Revenues associated with changes in rates and pricing decreased in the second quarter and year-to-date 2018 when compared to the corresponding periods in 2017 primarily due to a decrease in revenues effective January 1, 2018 due to the Gulf Power Tax Reform Settlement Agreement, partially offset by an increase in retail base rates effective July 2017 in accordance with the 2017 Gulf Power Rate Case Settlement Agreement.
Revenues attributable to changes in sales increased in the second quarter 2018 when compared to the corresponding period in 2017. For the second quarter 2018, weather-adjusted KWH sales to residential customers increased 3.2% due to customer growth. Weather-adjusted KWH sales to commercial customers increased 1.0% due to customer growth, partially offset by lower energy usage resulting from energy efficiency improvements in appliances and lighting. KWH sales to industrial customers decreased 4.5% for the second quarter 2018 primarily due to changes in customers' operations.
Revenues attributable to changes in sales increased for year-to-date 2018 when compared to the corresponding period in 2017. For year-to-date 2018, weather-adjusted KWH sales to residential customers increased 2.7% due to customer growth. Weather-adjusted KWH sales to commercial customers increased 0.4% due to customer growth, partially offset by lower energy usage resulting from energy efficiency improvements in appliances and lighting. KWH sales to industrial customers decreased 0.7% year-to-date 2018 primarily due to changes in customers' operations.
Fuel and other cost recovery revenues remained essentially flat in the second quarter 2018 when compared to the corresponding period in 2017, primarily due to higher recoverable environmental costs, offset by lower recoverable costs under the purchased power capacity and fuel cost recovery clauses. Fuel and other cost recovery revenues decreased year-to-date 2018 when compared to the corresponding period in 2017, primarily due to lower recoverable costs under the purchased power capacity and fuel cost recovery clauses, partially offset by higher environmental recoverable costs. Fuel and other cost recovery provisions include fuel expenses, the energy component of purchased power costs, purchased power capacity costs, the difference between projected and actual costs and revenues related to energy conservation and environmental compliance, and a credit for certain wholesale revenues as a result of the 2017 Gulf Power Rate Case Settlement Agreement.
See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Cost Recovery Clauses" and " – Retail Base Rate Cases" in Item 8 of the Form 10-K for additional information regarding cost recovery clauses and the 2017 Gulf Power Rate Case Settlement Agreement, respectively. Also see FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Retail Base Rate Case" herein for additional information regarding the Gulf Power Tax Reform Settlement Agreement.
Wholesale Revenues – Non-Affiliates

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$1	8.3	$(4)	(13.3)
Wholesale revenues from sales to non-affiliates consist of long-term sales agreements to other utilities in Florida and Georgia and short-term opportunity sales. Capacity revenues from the long-term sales agreements represent the greatest contribution to net income. The energy is generally sold at variable cost. Short-term opportunity sales are made at market-based rates that generally provide a margin above Gulf Power's variable cost of energy. Wholesale energy revenues from sales to non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of Gulf Power's and the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For year-to-date 2018, wholesale revenues from sales to non-affiliates were $26 million compared to $30 million for the corresponding period in 2017. The decrease was primarily due to a 24.7% decrease in KWH sales resulting from lower opportunity sales due to maintenance outages at Gulf Power generating units.
Wholesale Revenues – Affiliates

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$4	40.0	$(5)	(10.6)
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the revenue related to these energy sales generally offsets the cost of energy sold.
In the second quarter 2018, wholesale revenues from sales to affiliates were $14 million compared to $10 million for the corresponding period in 2017. The increase was primarily due to a 37.4% increase in KWH sales primarily resulting from increased generation to serve territorial load driven by the warm weather in June 2018.
For year-to-date 2018, wholesale revenues from sales to affiliates were $42 million compared to $47 million for the corresponding period in 2017. The decrease was primarily due to a 34.8% decrease in KWH sales primarily resulting from lower availability due to the first quarter 2018 planned outages at Gulf Power generating units. Partially offsetting this decrease was a 40.0% increase in the price of energy sold due to dispatching higher-priced generating resources driven by the colder weather in January 2018.
Fuel and Purchased Power Expenses

	Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$3	3.4	$(23)	(11.7)
Purchased power	—	—	12	15.4
Total fuel and purchased power expenses	$3		$(11)
In the second quarter 2018, total fuel and purchased power expenses were $135 million compared to $132 million for the corresponding period in 2017. The increase was primarily the result of an $18 million increase related to the volume of KWHs generated and purchased, partially offset by a $15 million decrease related to the lower average cost of fuel and purchased power due to lower natural gas prices.
For year-to-date 2018, total fuel and purchased power expenses were $263 million compared to $274 million for the corresponding period in 2017. The decrease was primarily the result of a $20 million decrease related to the lower average cost of fuel and purchased power resulting from lower natural gas prices, partially offset by a $9 million net increase related to volume of KWHs generated and purchased.
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

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of Gulf Power's generation and purchased power were as follows:

	Second Quarter 2018	Second Quarter 2017	Year-to-Date 2018	Year-to-Date 2017
Total generation (in millions of KWHs)	2,235	1,898	4,011	4,220
Total purchased power (in millions of KWHs)	1,359	1,218	2,981	2,676
Sources of generation (percent) –
Coal	56	50	48	52
Gas	44	50	52	48
Cost of fuel, generated (in cents per net KWH) –
Coal	3.21	3.17	3.18	3.23
Gas	3.40	3.88	3.17	3.54
Average cost of fuel, generated (in cents per net KWH)	3.29	3.53	3.18	3.38
Average cost of purchased power (in cents per net KWH)(*)	4.56	5.37	4.56	4.93

(*)	Average cost of purchased power includes fuel purchased by Gulf Power for tolling agreements where power is generated by the provider.
Fuel
In the second quarter 2018, fuel expense was $91 million compared to $88 million for the corresponding period in 2017. The increase was primarily due to a 17.8% increase in the volume of KWHs generated primarily to serve higher territorial load driven by the warm weather in June 2018.
For year-to-date 2018, fuel expense was $173 million compared to $196 million for the corresponding period in 2017. The decrease was primarily due to a 5.0% decrease in the volume of KWHs generated due to maintenance outages in 2018. Also contributing to the decrease was a 5.9% decrease in the average cost of fuel resulting from lower natural gas prices.
Purchased Power
In the second quarter 2018 and the corresponding period in 2017, purchased power expense was $44 million. The average cost of purchased power decreased 15.1% in the second quarter 2018 compared to the corresponding period in 2017 due to lower marginal natural gas prices, offset by an 11.6% increase in the volume of KWHs purchased due to higher territorial load.
For year-to-date 2018, purchased power expense was $90 million compared to $78 million for the corresponding period in 2017. The increase was primarily due to an 11.4% increase in the volume of KWHs purchased due to higher territorial load, partially offset by a 7.5% decrease in the average cost of purchased power due to lower natural gas prices.
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

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Operations and Maintenance Expenses

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$(10)	(5.7)
In the second quarter 2018 and the corresponding period in 2017, other operations and maintenance expenses were $90 million. A decrease of $10 million in routine generation maintenance expenses was offset by a $10 million increase to the property damage reserve accrual.
For year-to-date 2018, other operations and maintenance expenses were $166 million compared to $176 million for the corresponding period in 2017. The decrease was primarily due to decreases of $11 million in routine generation maintenance expenses, including environmental expenditures, $4 million in energy service expenses, and $4 million in other operations and maintenance, primarily associated with vegetation management and employee benefits, partially offset by a $9 million increase to the property damage reserve accrual. See Note 1 to the financial statements of Gulf Power under "Property Damage Reserve" in Item 8 of the Form 10-K for additional information.
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
Depreciation and Amortization

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$13	37.1	$42	79.2
In the second quarter 2018, depreciation and amortization was $48 million compared to $35 million for the corresponding period in 2017. For year-to-date 2018, depreciation and amortization was $95 million compared to $53 million for the corresponding period in 2017. The increases were primarily due to depreciation credits of $8.5 million and $34 million recognized in the second quarter and year-to-date 2017, respectively, as authorized in a settlement agreement approved by the Florida PSC in 2013. See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Retail Base Rate Cases" in Item 8 of the Form 10-K for additional information.
Loss on Plant Scherer Unit 3

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$(33)	N/M
N/M - Not meaningful
In the first quarter 2017, Gulf Power recorded a $32.5 million write-down related to its ownership of Plant Scherer Unit 3 in accordance with the 2017 Gulf Power Rate Case Settlement Agreement. See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Retail Base Rate Cases" in Item 8 of the Form 10-K for additional information.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes (Benefit)

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(35)	(145.8)	$(35)	(92.1)
In the second quarter 2018, income tax benefit was $11 million compared to tax expense of $24 million for the corresponding period in 2017. For year-to-date 2018, income taxes were $3 million compared to $38 million for the corresponding period in 2017. The changes were primarily due to the reduction in the federal income rate and the benefit from the flowback of excess deferred income taxes as a result of the Tax Reform Legislation as well as lower pre-tax earnings.
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
On May 20, 2018, Southern Company entered into a stock purchase agreement with NextEra Energy to sell all of the capital stock of Gulf Power for an aggregate cash purchase price of $5.75 billion (less the amount of indebtedness assumed at closing, which is currently estimated at approximately $1.4 billion), subject to (i) customary adjustments for indebtedness and working capital and (ii) reduction by the amount (if any) by which Gulf Power fails to meet a specified capital expenditure target. The completion of the sale is subject to the satisfaction or waiver of certain closing conditions, including, among others, (i) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (ii) approval by the FERC and the Federal Communications Commission, (iii) the entry into certain ancillary agreements, including transmission-related agreements and a transition services agreement, among the parties and their affiliates, and (iv) other customary closing conditions. The sale is expected to occur in the first half of 2019. See Note (J) to the Condensed Financial Statements under "Southern Company's Sale of Gulf Power" herein for additional information. The ultimate outcome of this matter cannot be determined at this time.
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
Environmental Laws and Regulations
Water Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Water Quality" of Gulf Power in Item 7 of the Form 10-K for additional information regarding the effluent limitations guidelines (ELG) rule.
On May 2, 2018, the EPA updated its anticipated final rulemaking schedule for ELG from September 2020 to December 2019. The impact of any changes to the ELG rule will depend on the content of the final rule and the outcome of any legal challenges and cannot be determined at this time.
Coal Combustion Residuals
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" of Gulf Power in Item 7 of the Form 10-K for additional information regarding the Disposal of Coal Combustion Residuals from Electric Utilities rule (CCR Rule).
On July 30, 2018, the EPA published certain amendments to the CCR Rule, which will be effective August 29, 2018. These amendments extend the date from April 2019 to October 31, 2020 to cease sending CCR and other waste streams to impoundments that demonstrate compliance with all except two specified criteria. These amendments also establish groundwater protection standards for four constituents that do not have established EPA maximum contaminant levels and allow a participating state director or the EPA (where the EPA is the permitting authority) to suspend groundwater monitoring requirements under certain circumstances. Specific site impacts are being evaluated by Gulf Power.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Georgia Power continues to perform engineering studies related to its plans to close the ash ponds at all of its generating plants, including Plant Scherer Unit 3 which is jointly owned with Gulf Power, in compliance with federal and state CCR rules. Georgia Power also continues to refine its closure strategy and cost estimates for each ash pond and is preparing permit applications as required by the State of Georgia CCR rule. While Gulf Power believes its recorded liability for ash pond closures appropriately reflects its obligations under the current closure strategy elected for Plant Scherer Unit 3, changes to such strategy and cost estimate would likely result in additional closure costs which would increase Gulf Power's ARO liability. It is not currently possible to determine the magnitude of an increase related to a change in closure strategy nor an increase related to ongoing engineering studies for the current closure strategy, and the timing of future cash outflows are indeterminable at this time. As permit applications advance, engineering studies continue, and the timing of the ash pond closure for Plant Scherer Unit 3 develops further during the second half of 2018 and in the future, Gulf Power will record any changes as necessary to its ARO liability, which could be material. Gulf Power expects to continue to periodically update these cost estimates as necessary, which could change further as additional information becomes available. See Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein for additional information.
Absent continued recovery of ARO costs through regulated rates, Gulf Power's results of operations, cash flows, and financial condition could be materially impacted. The ultimate outcome of these matters cannot be determined at this time.
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
FERC Matters
Market-Based Rate Authority
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "FERC Matters" of Gulf Power in Item 7 of the Form 10-K for additional information regarding proceedings related to the traditional electric operating companies' (including Gulf Power's) and Southern Power's 2014 and 2017 triennial market power analyses.
On May 4, 2018, the FERC issued an order terminating both proceedings, finding that the traditional electric operating companies (including Gulf Power) and Southern Power satisfy the FERC's standards for market-based rates. On May 9, 2018, the traditional electric operating companies (including Gulf Power) and Southern Power made the compliance filing required by the order. These proceedings are essentially concluded.
Open Access Transmission Tariff
On May 10, 2018, the Alabama Municipal Electric Authority and Cooperative Energy filed with the FERC a complaint against SCS and the traditional electric operating companies (including Gulf Power) claiming that the current 11.25% base ROE used in calculating the annual transmission revenue requirements of the traditional electric operating companies' (including Gulf Power's) open access transmission tariff is unjust and unreasonable as

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

measured by the applicable FERC standards. The complaint requests that the base ROE be set no higher than 8.65% and that the FERC order refunds for the difference in revenue requirements that results from applying a just and reasonable ROE established in this proceeding upon determining the current ROE is unjust and unreasonable. On June 18, 2018, SCS and the traditional electric operating companies (including Gulf Power) filed their response challenging the adequacy of the showing presented by the complainants and offering support for the current ROE. The ultimate outcome of this matter cannot be determined at this time.
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
Retail Base Rate Case
As a continuation of the 2017 Gulf Power Rate Case Settlement Agreement, on March 26, 2018, the Florida PSC approved the Gulf Power Tax Reform Settlement Agreement.
The Gulf Power Tax Reform Settlement Agreement results in annual reductions to Gulf Power's revenues of $18.2 million from base rates and $15.6 million from environmental cost recovery rates, implemented April 1, 2018, and also provides for a one-time refund of $69.4 million for the retail portion of unprotected (not subject to normalization) deferred tax liabilities through a reduced fuel cost recovery rate over the remainder of 2018. Through June 30, 2018, approximately $28 million of this refund has been reflected in customer bills. As a result of the Gulf Power Tax Reform Settlement Agreement, the Florida PSC also approved an increase in Gulf Power's maximum equity ratio from 52.5% to 53.5% for all retail regulatory purposes.
As part of the Gulf Power Tax Reform Settlement Agreement, a limited scope proceeding to address protected deferred tax liabilities consistent with IRS normalization principles was initiated on April 30, 2018. Pending resolution of this proceeding, Gulf Power is deferring the related amounts for 2018 as a regulatory liability. Through June 30, 2018, amounts deferred totaled $5 million. Unless otherwise agreed to by the parties to the Gulf Power Tax Reform Settlement Agreement, amounts recorded in this regulatory liability will be refunded to retail customers in 2019 through Gulf Power's fuel cost recovery rates. The ultimate outcome of this matter cannot be determined at this time.
See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Retail Base Rate Cases" in Item 8 of the Form 10-K for additional information.
Income Tax Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters" of Gulf Power in Item 7 of the Form 10-K and FINANCIAL CONDITION AND LIQUIDITY – "Credit Rating Risk," Note (B) to the Condensed Financial Statements under "Regulatory Matters – Gulf Power," and Note (H) to the Condensed Financial Statements herein for information regarding the Tax Reform Legislation and related regulatory actions.
Other Matters
Gulf Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Gulf Power is subject to certain claims and legal actions arising in the ordinary course of business. Gulf Power's business activities are subject to extensive governmental regulation related to public health and the environment, such as laws and regulations governing air, water, land, and protection of natural resources.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental laws and regulations has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Gulf Power in Item 7 of the Form 10-K for additional information. Gulf Power's financial condition remained stable at June 30, 2018. Gulf Power intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $157 million for the first six months of 2018 compared to $124 million for the corresponding period in 2017. The $33 million increase was primarily due to increased fuel cost recovery. Net cash used for investing activities totaled $158 million in the first six months of 2018 primarily due to property additions. Net cash provided from financing activities totaled $4 million for the first six months of 2018 primarily due to an increase in notes payable and capital contributions from Southern Company, partially offset by the payment of common stock dividends. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first six months of 2018 include an increase of $60 million in property, plant, and equipment primarily due to additions at generation and distribution facilities; an increase of $54 million in other regulatory liabilities, current offset by a decrease of $74 million in deferred credits related to income taxes primarily as a result of the Gulf Power Tax Reform Settlement Agreement; and an increase of $45 million in notes payable related to commercial paper borrowings. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Matters – Retail Base Rate Case" herein for additional information regarding the Gulf Power Tax Reform Settlement Agreement.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power's capital requirements and contractual obligations. There are no scheduled maturities of long-term debt through June 30, 2019. See "Financing Activities" herein for additional information.
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
At June 30, 2018, Gulf Power's current liabilities exceeded current assets by $29 million. Gulf Power's current liabilities may exceed current assets because of scheduled maturities of long-term debt and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs.
Gulf Power intends to utilize operating cash flows, external security issuances, and borrowings from financial institutions to fund its short-term capital needs. Gulf Power has substantial cash flow from operating activities and access to the capital markets and financial institutions to meet short-term liquidity needs.
At June 30, 2018, Gulf Power had approximately $31 million of cash and cash equivalents. Committed credit arrangements with banks at June 30, 2018 were as follows:

Expires					Executable Term Loans	Expires Within One Year
2018	2019	2020	Total	Unused	One Year	Term Out	No Term Out
(in millions)
$20	$25	$235	$280	$280	$45	$45	$—
See Note 6 to the financial statements of Gulf Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
Most of these bank credit arrangements contain covenants that limit debt levels and contain cross-acceleration provisions to other indebtedness (including guarantee obligations) of Gulf Power. Such cross-acceleration provisions to other indebtedness would trigger an event of default if Gulf Power defaulted on indebtedness, the payment of which was then accelerated. At June 30, 2018, Gulf Power was in compliance with all such covenants. A

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

portion ($40 million) of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
Subject to applicable market conditions, Gulf Power expects to renew or replace its bank credit arrangements, as needed, prior to expiration. In connection therewith, Gulf Power may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
Most of the unused credit arrangements with banks are allocated to provide liquidity support to Gulf Power's pollution control revenue bonds and commercial paper program. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of June 30, 2018 was approximately $82 million. In addition, at June 30, 2018, Gulf Power had approximately $37 million of fixed rate pollution control revenue bonds outstanding that were required to be remarketed within the next 12 months.
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
Details of short-term borrowings were as follows:

	Short-term Debt at June 30, 2018		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$90	2.4%	$62	2.3%	$100

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended June 30, 2018.
Gulf Power believes the need for working capital can be adequately met by utilizing the commercial paper program, lines of credit, short-term bank loans, and operating cash flows.
Credit Rating Risk
At June 30, 2018, Gulf Power did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, and energy price risk management.
The maximum potential collateral requirements under these contracts at June 30, 2018 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB- and/or Baa3	$117
Below BBB- and/or Baa3	$418
Included in these amounts are certain agreements that could require collateral in the event that Alabama Power or Georgia Power (affiliate companies of Gulf Power) has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, a credit rating

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

downgrade could impact the ability of Gulf Power to access capital markets and would be likely to impact the cost at which it does so.
On May 21, 2018, S&P revised its rating outlook for Gulf Power from negative to stable.
As a result of the Tax Reform Legislation, certain financial metrics, such as the funds from operations to debt percentage, used by the credit rating agencies to assess Southern Company and its subsidiaries, including Gulf Power, may be negatively impacted. The Gulf Power Tax Reform Settlement Agreement is expected to help mitigate these potential adverse impacts to Gulf Power's credit metrics by allowing a maximum equity ratio of 53.5% for all retail regulatory purposes. See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Gulf Power" herein for additional information.
Financing Activities
Gulf Power did not issue or redeem any securities during the six months ended June 30, 2018.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm recovery, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$212	$222	$406	$422
Wholesale revenues, non-affiliates	55	62	118	124
Wholesale revenues, affiliates	19	15	54	20
Other revenues	11	4	20	9
Total operating revenues	297	303	598	575
Operating Expenses:
Fuel	98	102	197	180
Purchased power	7	6	16	14
Other operations and maintenance	67	72	141	148
Depreciation and amortization	44	41	84	81
Taxes other than income taxes	27	26	54	52
Estimated loss on Kemper IGCC	—	3,012	45	3,120
Total operating expenses	243	3,259	537	3,595
Operating Income (Loss)	54	(2,956)	61	(3,020)
Other Income and (Expense):
Allowance for equity funds used during construction	—	36	—	71
Interest expense, net of amounts capitalized	(21)	(17)	(39)	(37)
Other income (expense), net	27	3	27	5
Total other income and (expense)	6	22	(12)	39
Earnings (Loss) Before Income Taxes	60	(2,934)	49	(2,981)
Income taxes (benefit)	13	(881)	9	(908)
Net Income (Loss)	47	(2,053)	40	(2,073)
Dividends on Preferred Stock	1	1	1	1
Net Income (Loss) After Dividends on Preferred Stock	$46	$(2,054)	$39	$(2,074)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Net Income (Loss)	$47	$(2,053)	$40	$(2,073)
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $-, $-, $(1), and $-, respectively	—	—	(1)	1
Reclassification adjustment for amounts included in net income, net of tax of $-, $-, $-, and $-, respectively	—	—	1	—
Total other comprehensive income (loss)	—	—	—	1
Comprehensive Income (Loss)	$47	$(2,053)	$40	$(2,072)
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2018	2017
	(in millions)
Operating Activities:
Net income (loss)	$40	$(2,073)
Adjustments to reconcile net income (loss) to net cash provided from operating activities —
Depreciation and amortization, total	86	94
Deferred income taxes	289	(860)
Allowance for equity funds used during construction	—	(71)
Estimated loss on Kemper IGCC	28	3,120
Other, net	(13)	(11)
Changes in certain current assets and liabilities —
-Receivables	(51)	(15)
-Fossil fuel stock	(2)	21
-Other current assets	(9)	(10)
-Accounts payable	(15)	(20)
-Accrued taxes	(41)	—
-Accrued compensation	(14)	(17)
-Over recovered regulatory clause revenues	10	(30)
-Other current liabilities	(11)	7
Net cash provided from operating activities	297	135
Investing Activities:
Property additions	(74)	(337)
Construction payables	(9)	(19)
Payments pursuant to LTSAs	(13)	3
Other investing activities	(12)	(8)
Net cash used for investing activities	(108)	(361)
Financing Activities:
Decrease in notes payable, net	(4)	(10)
Proceeds —
Senior notes	600	—
Short-term borrowings	300	4
Capital contributions from parent company	1	1,001
Long-term debt to parent company	—	40
Redemptions —
Other long-term debt	(900)	(300)
Short-term borrowings	(200)	—
Long-term debt to parent company	—	(591)
Other financing activities	(6)	(2)
Net cash provided from (used for) financing activities	(209)	142
Net Change in Cash, Cash Equivalents, and Restricted Cash	(20)	(84)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	248	224
Cash, Cash Equivalents, and Restricted Cash at End of Period	$228	$140
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (paid $39 and $53, net of $- and $27 capitalized for 2018 and 2017, respectively)	$39	$26
Income taxes, net	(257)	(93)
Noncash transactions — Accrued property additions at end of period	23	59
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2018	At December 31, 2017
	(in millions)
Current Assets:
Cash and cash equivalents	$228	$248
Receivables —
Customer accounts receivable	37	36
Unbilled revenues	42	41
Income taxes receivable, current	37	4
Affiliated	21	16
Other accounts and notes receivable	24	12
Fossil fuel stock	19	17
Materials and supplies, current	50	44
Other regulatory assets, current	121	125
Other current assets	9	9
Total current assets	588	552
Property, Plant, and Equipment:
In service	4,816	4,773
Less: Accumulated provision for depreciation	1,365	1,325
Plant in service, net of depreciation	3,451	3,448
Construction work in progress	88	84
Total property, plant, and equipment	3,539	3,532
Other Property and Investments	25	30
Deferred Charges and Other Assets:
Deferred charges related to income taxes	34	35
Other regulatory assets, deferred	448	437
Accumulated deferred income taxes	—	247
Other deferred charges and assets	19	33
Total deferred charges and other assets	501	752
Total Assets	$4,653	$4,866
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2018	At December 31, 2017
	(in millions)
Current Liabilities:
Securities due within one year	$257	$989
Notes payable	100	4
Accounts payable —
Affiliated	53	59
Other	62	96
Accrued taxes —
Accrued income taxes	—	40
Other accrued taxes	51	101
Accrued compensation	25	39
Accrued plant closure costs	42	35
Asset retirement obligations, current	41	37
Other current liabilities	74	63
Total current liabilities	705	1,463
Long-term Debt	1,522	1,097
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	60	—
Deferred credits related to income taxes	415	372
Employee benefit obligations	112	116
Asset retirement obligations, deferred	135	137
Other cost of removal obligations	179	178
Other regulatory liabilities, deferred	78	79
Other deferred credits and liabilities	16	33
Total deferred credits and other liabilities	995	915
Total Liabilities	3,222	3,475
Redeemable Preferred Stock	33	33
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 1,130,000 shares
Outstanding — 1,121,000 shares	38	38
Paid-in capital	4,531	4,529
Accumulated deficit	(3,166)	(3,205)
Accumulated other comprehensive loss	(5)	(4)
Total common stockholder's equity	1,398	1,358
Total Liabilities and Stockholder's Equity	$4,653	$4,866
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2018 vs. SECOND QUARTER 2017
AND
YEAR-TO-DATE 2018 vs. YEAR-TO-DATE 2017

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
On July 27, 2018, Mississippi Power and the Mississippi Public Utilities Staff (MPUS) entered into a settlement agreement with respect to the 2018 PEP filing and all unresolved PEP filings for prior years (PEP Settlement Agreement), which was approved by the Mississippi PSC on August 7, 2018. Rates under the PEP Settlement Agreement, which result in approximately $21.6 million in additional revenue annually, will take effect for the first billing cycle of September 2018.
On August 3, 2018, Mississippi Power and the MPUS entered into a settlement agreement to increase rates approximately $17 million annually with respect to the 2018 ECO Plan filing (ECO Settlement Agreement), which was approved by the Mississippi PSC on August 7, 2018. Rates under the ECO Settlement Agreement will take effect for the first billing cycle of September 2018.
On May 8, 2018, the Mississippi PSC issued an order to begin an operations review of Mississippi Power in August 2018 with the final report expected by February 28, 2019. Mississippi Power expects that the review will include, but not be limited to, a comparative analysis of its costs, its cost recovery framework, and ways in which it may streamline management operations for the reasonable benefit of ratepayers. The ultimate outcome of this matter cannot be determined at this time.
See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters" herein for additional information.
As of June 30, 2018, Mississippi Power recorded charges to income of an immaterial amount for the second quarter 2018 and $45 million ($33 million after tax) for year-to-date 2018, primarily resulting from the abandonment and related closure activities for the mine and gasifier-related assets at the Kemper County energy facility. Additional closure costs for the mine and gasifier-related assets, currently estimated to cost up to $25 million pre-tax (excluding salvage, net of dismantlement costs), are expected to be incurred during the remainder of 2018 and 2019. In addition, period costs, including, but not limited to, costs for compliance and safety, ARO accretion, and property taxes for the mine and gasifier-related assets, are estimated at $4 million for the remainder of 2018, $7 million in 2019, and $4 million annually beginning in 2020. The ultimate outcome of this matter cannot be determined at this time.
On August 6, 2018, Mississippi Power filed its proposed Reserve Margin Plan (RMP), as required by the Mississippi PSC's order in the docket established for the purposes of pursuing a global settlement of the costs related to the Kemper County energy facility (Kemper Settlement Docket). Under the RMP, Mississippi Power proposes alternatives that would reduce its reserve margin, with the most economic of the alternatives being the 2-year and 7-year acceleration of the retirement of Plant Watson Units 4 and 5, respectively, to the first quarter 2022 and the 4-year acceleration of the retirement of Plant Greene County Units 1 and 2 to the third quarter 2021 and the third quarter 2022, respectively, in order to lower or avoid operating costs. The Plant Greene County unit retirements would require the completion by Alabama Power of proposed transmission and system reliability

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

improvements, as well as agreement by Alabama Power. The RMP filing also states that, in the event the Mississippi PSC ultimately approves an alternative that includes an accelerated retirement, Mississippi Power would require authorization to defer in a regulatory asset for future recovery the remaining net book value of the units at the time of retirement. Mississippi Power expects the MPUS and other interested parties to review the proposal prior to resolution by the Mississippi PSC. The ultimate outcome of this matter cannot be determined at this time. However, if approved by the Mississippi PSC, the alternatives are not expected to have any adverse impact on customer rates.
For additional information on the Kemper County energy facility, see Note 3 to the financial statements of Mississippi Power under "Kemper County Energy Facility" in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Kemper County Energy Facility" and Note (B) to the Condensed Financial Statements under "Kemper County Energy Facility" herein.
In March 2018, Mississippi Power issued $300 million aggregate principal amount of Series 2018A Floating Rate Senior Notes due March 27, 2020 bearing interest based on three-month LIBOR and $300 million aggregate principal amount of Series 2018B 3.95% Senior Notes due March 30, 2028. In March 2018, Mississippi Power also entered into a $300 million short-term floating rate bank loan bearing interest based on one-month LIBOR, of which $200 million was repaid in the second quarter 2018 and $50 million was repaid on July 31, 2018. Mississippi Power used the proceeds from these financings to repay a $900 million unsecured term loan.
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
RESULTS OF OPERATIONS
Net Income (Loss)

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$2,100	N/M	$2,113	N/M
N/M - Not meaningful
Mississippi Power's net income after dividends on preferred stock for the second quarter 2018 was $46 million compared to a loss of $2.05 billion for the corresponding period in 2017. Mississippi Power's net income after dividends on preferred stock for year-to-date 2018 was $39 million compared to a loss of $2.07 billion for the corresponding period in 2017. The changes were related to lower pre-tax charges associated with the Kemper IGCC, slightly offset by the cessation of AFUDC equity related to the Kemper IGCC in the second quarter 2017.
See Note 3 to the financial statements of Mississippi Power under "Kemper County Energy Facility" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Kemper County Energy Facility" herein for additional information.
Retail Revenues

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(10)	(4.5)	$(16)	(3.8)
In the second quarter 2018, retail revenues were $212 million compared to $222 million for the corresponding period in 2017. For year-to-date 2018, retail revenues were $406 million compared to $422 million for the corresponding period in 2017.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the changes in retail revenues were as follows:

	Second Quarter 2018		Year-to-Date 2018
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$222		$422
Estimated change resulting from –
Rates and pricing	(7)	(3.2)	(14)	(3.3)
Sales decline	(2)	(0.8)	(2)	(0.5)
Weather	4	1.8	10	2.4
Fuel and other cost recovery	(5)	(2.3)	(10)	(2.4)
Retail – current year	$212	(4.5)%	$406	(3.8)%
Revenues associated with changes in rates and pricing decreased in the second quarter and year-to-date 2018 when compared to the corresponding periods in 2017 due to a reduction in base rates related to the Kemper County energy facility that became effective for the first billing cycle of April 2018 of $5 million and $6 million, respectively, and decreases of $2 million and $8 million, respectively, due to ECO Plan rates implemented in the second quarter 2017 related to the Plant Daniel Units 1 and 2 scrubbers. See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters – Environmental Compliance Overview Plan" and "Kemper County Energy Facility – Rate Recovery" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales decreased for the second quarter and year-to-date 2018 compared to the corresponding periods in 2017. Weather-adjusted residential KWH sales were relatively flat in the second quarter and year-to-date 2018. Weather-adjusted commercial KWH sales decreased 2.8% and 1.6% for the second quarter and year-to-date 2018, respectively, primarily due to decreased customer usage related to energy efficiency, slightly offset by customer growth. Industrial KWH sales decreased 2.0% and 0.4% for the second quarter and year-to-date 2018, respectively, primarily due to decreased usage by several large industrial customers related to energy efficiency and optimization efforts.
Fuel and other cost recovery revenues decreased in the second quarter and year-to-date 2018 when compared to the corresponding periods in 2017 primarily as a result of lower recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(7)	(11.3)	$(6)	(4.8)
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

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the second quarter 2018, wholesale revenues from sales to non-affiliates were $55 million compared to $62 million for the corresponding period in 2017. For year-to-date 2018, wholesale revenues from sales to non-affiliates were $118 million compared to $124 million for the corresponding period in 2017. In the second quarter and year-to-date 2018, the decreases primarily resulted from a decrease in revenue under the Shared Services Agreement (SSA) of $5 million and $9 million, respectively, as a result of transmission revenue now being recovered under the Open Access Transmission Tariff (OATT). The year-to-date 2018 decrease was partially offset by an increase in sales due to weather.
Wholesale Revenues – Affiliates

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$4	26.7	$34	N/M
N/M - Not meaningful
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
In the second quarter 2018, wholesale revenues from sales to affiliates were $19 million compared to $15 million for the corresponding period in 2017. For year-to-date 2018, wholesale revenues from sales to affiliates were $54 million compared to $20 million for the corresponding period in 2017. These increases were primarily due to increases in KWH sales due to increased availability of Mississippi Power's lower cost generation resources to serve the Southern Company system's territorial load in 2018 as compared to 2017.
Other Revenues

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$7	N/M	$11	N/M
N/M - Not meaningful
In the second quarter 2018, other revenues were $11 million compared to $4 million for the corresponding period in 2017. For year-to-date 2018, other revenues were $20 million compared to $9 million for the corresponding period in 2017. These increases were primarily due to increases in transmission revenue related to SSA customers now being recovered under the OATT.
Fuel and Purchased Power Expenses

	Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(4)	(3.9)	$17	9.4
Purchased power	1	16.7	2	14.3
Total fuel and purchased power expenses	$(3)		$19
In the second quarter 2018, total fuel and purchased power expenses were $105 million compared to $108 million for the corresponding period in 2017. The decrease was primarily due to a $13 million decrease in the cost of

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

natural gas and purchased power, partially offset by a $10 million increase in the volume of KWHs generated and purchased.
For year-to-date 2018, total fuel and purchased power expenses were $213 million compared to $194 million for the corresponding period in 2017. The increase was primarily due to a $28 million increase in the volume of KWHs generated and purchased, partially offset by a $10 million decrease in the cost of natural gas and purchased power.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clause.
Details of Mississippi Power's generation and purchased power were as follows:

	Second Quarter 2018	Second Quarter 2017	Year-to-Date 2018	Year-to-Date 2017
Total generation (in millions of KWHs)	4,081	3,927	8,084	7,088
Total purchased power (in millions of KWHs)(*)	238	121	433	362
Sources of generation (percent) –
Coal	7	7	6	8
Gas	93	93	94	92
Cost of fuel, generated (in cents per net KWH) –
Coal	3.42	3.61	3.49	3.46
Gas	2.51	2.73	2.56	2.69
Average cost of fuel, generated (in cents per net KWH)	2.58	2.79	2.61	2.76
Average cost of purchased power (in cents per net KWH)(*)	2.86	4.74	3.71	3.80

(*)	Includes energy produced during the test period for the Kemper IGCC, which is accounted for in accordance with FERC guidance.
Fuel
In the second quarter 2018, total fuel expense was $98 million compared to $102 million for the corresponding period in 2017. The decrease was due to an 8.0% decrease in the cost of natural gas, partially offset by an increase in non-territorial sales as a result of lower prices.
For year-to-date 2018, total fuel expense was $197 million compared to $180 million for the corresponding period in 2017. The increase was due to a 14.9% increase in the volume of KWHs generated primarily as a result of higher sales, partially offset by a 5.0% decrease in the cost of natural gas.
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
Other Operations and Maintenance Expenses

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(5)	(6.9)	$(7)	(4.7)
In the second quarter 2018, other operations and maintenance expenses were $67 million compared to $72 million for the corresponding period in 2017. For year-to date 2018, other operations and maintenance expenses were $141 million compared to $148 million for the corresponding period in 2017. These decreases were primarily due to a

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reduction in professional services related to the combined cycle and associated common facilities portion of the Kemper County energy facility.
Depreciation and Amortization

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$3	7.3	$3	3.7
In the second quarter 2018, depreciation and amortization was $44 million compared to $41 million for the corresponding period in 2017. The increase was primarily related to $4 million of depreciation for additional plant in service, partially offset by a $2 million decrease in amortization associated with regulatory assets and liabilities.
For year-to-date 2018, depreciation and amortization was $84 million compared to $81 million for the corresponding period in 2017. The increase was primarily related to $7 million of depreciation for additional plant in service, partially offset by a $4 million decrease in amortization associated with regulatory assets and liabilities.
Estimated Loss on Kemper IGCC

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(3,012)	(100.0)	$(3,075)	(98.6)
Estimated losses on the Kemper IGCC were immaterial for the second quarter 2018 and $45 million for year-to-date 2018, resulting from the abandonment and related closure activities for the mine and gasifier-related assets as compared to $3.01 billion and $3.12 billion for the corresponding periods in 2017 related to revisions to the estimated construction costs for, and subsequent suspension of, the Kemper IGCC in June 2017.
See Note 3 to the financial statements of Mississippi Power under "Kemper County Energy Facility" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Kemper County Energy Facility" herein for additional information.
Allowance for Equity Funds Used During Construction

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(36)	(100.0)	$(71)	(100.0)
In the second quarter and year-to-date 2018, AFUDC equity was immaterial compared to $36 million and $71 million, respectively, recorded for the corresponding periods in 2017 related to the Kemper IGCC construction. These decreases resulted from suspension of the Kemper IGCC construction in June 2017.
See Note 3 to the financial statements of Mississippi Power under "Kemper County Energy Facility" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Kemper County Energy Facility" herein for additional information.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$4	23.5	$2	5.4
In the second quarter 2018, interest expense, net of amounts capitalized was $21 million compared to $17 million for the corresponding period in 2017. For year-to-date 2018, interest expense, net of amounts capitalized was $39

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million compared to $37 million for the corresponding period in 2017. These increases were primarily due to reductions in AFUDC debt of $12 million and $24 million in the second quarter and year-to-date 2018, respectively, related to the Kemper IGCC project suspension in June 2017, largely offset by decreases in interest expense as a result of a decrease in average outstanding debt, the reversal of tax reserves in 2017, and decreases due to the completion of Kemper IGCC carrying cost amortization in 2017.
See Note 3 to the financial statements of Mississippi Power under "Kemper County Energy Facility" in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein for additional information.
Other Income (Expense)

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$24	N/M	$22	N/M
N/M - Not Meaningful
In the second quarter 2018, other income (expense), net was $27 million compared to $3 million for the corresponding period in 2017. For year-to-date 2018, other income (expense), net was $27 million compared to $5 million for the corresponding period in 2017. These increases were primarily due to the settlement of Mississippi Power's Deepwater Horizon claim in May 2018.
See Note (B) to the Condensed Financial Statements under "General Litigation Matters" herein.
Income Taxes (Benefit)

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$894	N/M	$917	N/M
N/M - Not Meaningful
In the second quarter 2018, income taxes were $13 million compared to an income tax benefit of $881 million for the corresponding period in 2017. For year-to-date 2018, income taxes were $9 million compared to an income tax benefit of $908 million for the corresponding period in 2017. These changes were primarily due to lower estimated losses on the Kemper IGCC, net of the related non-deductible AFUDC equity in 2018 due to the Kemper IGCC project suspension in 2017. These increases also reflect increases resulting from higher pre-tax earnings, partially offset by the 2017 reversal of tax reserves related to research and experimental deductions and the impact of the Tax Reform Legislation.
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
Environmental Laws and Regulations
Water Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Water Quality" of Mississippi Power in Item 7 of the Form 10-K for additional information regarding the effluent limitations guidelines (ELG) rule.
On May 2, 2018, the EPA updated its anticipated final rulemaking schedule for ELG from September 2020 to December 2019. The impact of any changes to the ELG rule will depend on the content of the final rule and the outcome of any legal challenges and cannot be determined at this time.
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

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On July 30, 2018, the EPA published certain amendments to the CCR Rule, which will be effective August 29, 2018. These amendments extend the date from April 2019 to October 31, 2020 to cease sending CCR and other waste streams to impoundments that demonstrate compliance with all except two specified criteria. These amendments also establish groundwater protection standards for four constituents that do not have established EPA maximum contaminant levels and allow a participating state director or the EPA (where the EPA is the permitting authority) to suspend groundwater monitoring requirements under certain circumstances. Specific site impacts are being evaluated by Mississippi Power.
In June 2018, Mississippi Power recorded an increase of approximately $14 million to its AROs related to the CCR Rule. Approximately $11 million of the revised cost estimates as of June 30, 2018 are based on information from feasibility studies performed on an ash pond at a plant that is co-owned with Alabama Power. These studies indicated that additional closure costs, primarily related to increases in estimated ash volume, water management requirements, and design revisions, will be required to close the ash pond under the planned closure-in-place methodology. As further analysis is performed and closure details are developed, Mississippi Power expects to periodically update these cost estimates as necessary. See Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein for additional information.
Absent continued recovery of ARO costs through regulated rates, Mississippi Power's results of operations, cash flows, and financial condition could be materially impacted. The ultimate outcome of these matters cannot be determined at this time.
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
FERC Matters
Municipal and Rural Association Tariff
See Note 3 to the financial statements of Mississippi Power under "FERC Matters – Municipal and Rural Associations Tariff" in Item 8 of the Form 10-K for additional information.
Mississippi Power expects to make an MRA filing in 2018. The ultimate outcome of this matter cannot be determined at this time.
Fuel Cost Recovery
Mississippi Power has a wholesale MRA and a Market Based (MB) fuel cost recovery factor. At June 30, 2018, the amount of over-recovered wholesale MRA fuel costs included in other regulatory liabilities, current on the condensed balance sheet was approximately $5 million compared to an immaterial amount at December 31, 2017. Under-recovered wholesale MB fuel costs included in the balance sheets were immaterial at June 30, 2018 and December 31, 2017.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Note 3 to the financial statements of Mississippi Power under "FERC Matters – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
Market-Based Rate Authority
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "FERC Matters – Market-Based Rate Authority" of Mississippi Power in Item 7 of the Form 10-K for additional information regarding proceedings related to the traditional electric operating companies' (including Mississippi Power's) and Southern Power's 2014 and 2017 triennial market power analyses.
On May 4, 2018, the FERC issued an order terminating both proceedings, finding that the traditional electric operating companies (including Mississippi Power) and Southern Power satisfy the FERC's standards for market-based rates. On May 9, 2018, the traditional electric operating companies (including Mississippi Power) and Southern Power made the compliance filing required by the order. These proceedings are essentially concluded.
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
On March 23, 2018, the FERC accepted the amendment to the NITSA between Cooperative Energy and SCS, effective April 1, 2018.
Open Access Transmission Tariff
On May 10, 2018, the Alabama Municipal Electric Authority and Cooperative Energy filed with the FERC a complaint against SCS and the traditional electric operating companies (including Mississippi Power) claiming that the current 11.25% base ROE used in calculating the annual transmission revenue requirements of the traditional electric operating companies' (including Mississippi Power's) open access transmission tariff is unjust and unreasonable as measured by the applicable FERC standards. The complaint requests that the base ROE be set no higher than 8.65% and that the FERC order refunds for the difference in revenue requirements that results from applying a just and reasonable ROE established in this proceeding upon determining the current ROE is unjust and unreasonable. On June 18, 2018, SCS and the traditional electric operating companies (including Mississippi Power) filed their response challenging the adequacy of the showing presented by the complainants and offering support for the current ROE. The ultimate outcome of this matter cannot be determined at this time.
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
On May 8, 2018, the Mississippi PSC issued an order to begin an operations review of Mississippi Power in August 2018 with the final report expected by February 28, 2019. Mississippi Power expects that the review will include, but not be limited to, a comparative analysis of its costs, its cost recovery framework, and ways in which it may streamline management operations for the reasonable benefit of ratepayers. The ultimate outcome of this matter cannot be determined at this time.
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

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Performance Evaluation Plan
On February 7, 2018, Mississippi Power submitted its revised 2018 projected PEP filing to the Mississippi PSC, which reflected the impacts of the Tax Reform Legislation, requesting an increase in annual retail revenues of $26 million based on a performance adjusted ROE of 9.33% and an increased equity ratio of 55%.
On March 22, 2018, Mississippi Power submitted its annual PEP lookback filing for 2017, which reflected no surcharge or refund.
On July 27, 2018, Mississippi Power and the MPUS entered into the PEP Settlement Agreement, which was approved by the Mississippi PSC on August 7, 2018. Rates under the PEP Settlement Agreement will take effect for the first billing cycle of September 2018.
The PEP Settlement Agreement provides for an increase of approximately $21.6 million in annual base retail revenues, which excludes approximately $5.5 million requested for certain compensation costs contested by the MPUS. Under the PEP Settlement Agreement, Mississippi Power expects to defer these costs for 2018 and 2019 as a regulatory asset. The Mississippi PSC is currently expected to rule on the appropriate treatment for such costs in connection with Mississippi Power's next base rate case, which is scheduled to be filed in the fourth quarter 2019 (2019 Base Rate Case). The ultimate outcome of this matter cannot be determined at this time.
Pursuant to the PEP Settlement Agreement, Mississippi Power's performance-adjusted allowed ROE will be 9.31% and its allowed equity ratio will remain at 50%, pending further review by the Mississippi PSC. In lieu of the requested equity ratio increase, Mississippi Power will retain $44 million of excess accumulated deferred income taxes resulting from the Tax Reform Legislation, which had been proposed to be amortized beginning in 2018, until the conclusion of the 2019 Base Rate Case. Further, Mississippi Power will seek equity contributions sufficient to restore its equity ratio (which was 43.5% at June 30, 2018) to the 50% target. In the event Mississippi Power's actual average equity ratio for 2018 is more than 1% higher or lower than the 50% target, Mississippi Power will defer the corresponding difference in its revenue requirement as a regulatory asset or liability for resolution in the 2019 Base Rate Case.
Pursuant to the PEP Settlement Agreement, PEP proceedings will be suspended until after the conclusion of the 2019 Base Rate Case and Mississippi Power will not be required to make any PEP filings for regulatory years 2018, 2019, and 2020. The PEP Settlement Agreement also resolves all open PEP filings with no change to customer rates. As a result, in the third quarter 2018, Mississippi Power expects to recognize revenues of $5 million previously reserved in connection with the 2012 PEP lookback filing.
Energy Efficiency
On May 8, 2018, the Mississippi PSC issued an order approving Mississippi Power's revised annual projected Energy Efficiency Cost Rider 2018 compliance filing, submitted on May 3, 2018, which increased annual retail revenues by approximately $3 million effective with the first billing cycle for June 2018.
Environmental Compliance Overview Plan
On August 3, 2018, Mississippi Power and the MPUS entered into the ECO Settlement Agreement, which provides for an increase of approximately $17 million in annual base retail revenues and was approved by the Mississippi PSC on August 7, 2018. Rates under the ECO Settlement Agreement will take effect for the first billing cycle of September 2018 and will continue in effect until modified by the Mississippi PSC. These revenues are expected to be sufficient to recover the costs included in Mississippi Power's request for 2018, as well as the remaining deferred amounts that were originally expected to be recovered in 2019. In accordance with the ECO Settlement Agreement, ECO Plan proceedings will be suspended until after the conclusion of the 2019 Base Rate Case and Mississippi Power will not be required to make any ECO Plan filings for 2018, 2019, and 2020, with any necessary true-ups to be reflected in the 2019 Base Rate Case. The ECO Settlement Agreement contains the same terms as the PEP Settlement Agreement described herein with respect to allowed ROE and equity ratio.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Ad Valorem Tax Adjustment
On May 8, 2018, the Mississippi PSC approved Mississippi Power's annual ad valorem tax adjustment factor filing for 2018, which included an annual rate increase of 0.8%, or $7 million, in annual retail revenues effective with the first billing cycle for June 2018, primarily due to increased assessments.
Kemper County Energy Facility
For additional information on the Kemper County energy facility, see Note 3 to the financial statements of Mississippi Power under "Kemper County Energy Facility" in Item 8 of the Form 10-K.
As the mining permit holder for the Kemper County energy facility, Liberty Fuels Company, LLC has a legal obligation to perform mine reclamation, and Mississippi Power has a contractual obligation to fund all reclamation activities. Mine reclamation began in the first quarter 2018. See Note 1 to the financial statements of Mississippi Power under "Variable Interest Entities" in Item 8 of the Form 10-K for additional information.
As of June 30, 2018, Mississippi Power recorded charges to income of an immaterial amount for the second quarter 2018 and $45 million ($33 million after tax) for year-to-date 2018, primarily resulting from the abandonment and related closure activities for the mine and gasifier-related assets at the Kemper County energy facility. Additional closure costs for the mine and gasifier-related assets, currently estimated to cost up to $25 million pre-tax (excluding salvage, net of dismantlement costs), are expected to be incurred during the remainder of 2018 and 2019. In addition, period costs, including, but not limited to, costs for compliance and safety, ARO accretion, and property taxes for the mine and gasifier-related assets, are estimated at $4 million for the remainder of 2018, $7 million in 2019, and $4 million annually beginning in 2020. The ultimate outcome of this matter cannot be determined at this time.
The combined cycle and associated common facilities portions of the Kemper County energy facility were dedicated as Plant Ratcliffe on April 27, 2018.
Reserve Margin Plan
On August 6, 2018, Mississippi Power filed its proposed RMP, as required by the Mississippi PSC's order in the Kemper Settlement Docket. Under the RMP, Mississippi Power proposes alternatives that would reduce its reserve margin, with the most economic of the alternatives being the 2-year and 7-year acceleration of the retirement of Plant Watson Units 4 and 5, respectively, to the first quarter 2022 and the 4-year acceleration of the retirement of Plant Greene County Units 1 and 2 to the third quarter 2021 and the third quarter 2022, respectively, in order to lower or avoid operating costs. The Plant Greene County unit retirements would require the completion by Alabama Power of proposed transmission and system reliability improvements, as well as agreement by Alabama Power. The RMP filing also states that, in the event the Mississippi PSC ultimately approves an alternative that includes an accelerated retirement, Mississippi Power would require authorization to defer in a regulatory asset for future recovery the remaining net book value of the units at the time of retirement. Mississippi Power expects the MPUS and other interested parties to review the proposal prior to resolution by the Mississippi PSC. The ultimate outcome of this matter cannot be determined at this time. However, if approved by the Mississippi PSC, the alternatives are not expected to have any adverse impact on customer rates.
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

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Matters
Mississippi Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Mississippi Power is subject to certain claims and legal actions arising in the ordinary course of business. Mississippi Power's business activities are subject to extensive governmental regulation related to public health and the environment, such as laws and regulations governing air, water, land, and protection of natural resources. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental laws and regulations has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
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
On May 14, 2018, Mississippi Power's claim for lost revenue resulting from the Deepwater Horizon oil spill in the Gulf of Mexico in 2010 was settled. The settlement proceeds of $18 million, net of expenses and income tax, are included in Mississippi Power's earnings for the second quarter 2018.
To mitigate customer rate impacts associated with rising costs and declining sales, Mississippi Power management approved an employee attrition plan on July 13, 2018. Mississippi Power expects to recognize the cost of this plan, currently estimated to be between $8 million and $18 million, in the third quarter 2018.
Litigation
In 2016, a complaint against Mississippi Power was filed in Harrison County Circuit Court (Circuit Court) by Biloxi Freezing & Processing Inc., Gulfside Casino Partnership, and John Carlton Dean, which was amended and refiled to include, among other things, Southern Company as a defendant. The individual plaintiff alleged that Mississippi Power and Southern Company violated the Mississippi Unfair Trade Practices Act. All plaintiffs alleged that Mississippi Power and Southern Company concealed, falsely represented, and failed to fully disclose important facts concerning the cost and schedule of the Kemper County energy facility and that these alleged breaches unjustly enriched Mississippi Power and Southern Company. The plaintiffs sought unspecified actual damages and punitive damages; asked the Circuit Court to appoint a receiver to oversee, operate, manage, and otherwise control all affairs relating to the Kemper County energy facility; asked the Circuit Court to revoke any licenses or certificates authorizing Mississippi Power or Southern Company to engage in any business related to the Kemper County energy facility in Mississippi; and sought attorney's fees, costs, and interest. The plaintiffs also sought an injunction to prevent any Kemper County energy facility costs from being charged to customers through electric rates. In June 2017, the Circuit Court ruled in favor of motions by Southern Company and Mississippi Power and dismissed the case. In July 2017, the plaintiffs filed notice of an appeal. On July 13, 2018, Mississippi Power and Southern Company reached a settlement agreement with the plaintiffs and the plaintiffs' appeal was dismissed with prejudice. The settlement had no material impact on Mississippi Power's financial statements.
On May 18, 2018, Southern Company and Mississippi Power received a notice of dispute and arbitration demand filed by Martin Product Sales, LLC (Martin) based on two agreements, both related to Kemper IGCC byproducts for which Mississippi Power provided termination notices in September 2017. Martin alleges breach of contract, breach of good faith and fair dealing, fraud and misrepresentation, and civil conspiracy and makes a claim for damages in the amount of approximately $143 million, as well as additional unspecified damages, attorney's fees, costs, and interest. Mississippi Power believes this legal challenge has no merit; however, an adverse outcome in this proceeding could have a material impact on Mississippi Power's results of operations, financial condition, and

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

liquidity. Mississippi Power will vigorously defend itself in this matter, the ultimate outcome of which cannot be determined at this time.
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
Kemper County Energy Facility Closure Costs
As of June 30, 2018, Mississippi Power recorded charges to income of an immaterial amount for the second quarter 2018 and $45 million ($33 million after tax) for year-to-date 2018, primarily resulting from the abandonment and related closure activities for the mine and gasifier-related assets at the Kemper County energy facility. Additional closure costs for the mine and gasifier-related assets, currently estimated to cost up to $25 million pre-tax (excluding salvage, net of dismantlement costs), are expected to be incurred during the remainder of 2018 and 2019. In addition, period costs, including, but not limited to, costs for compliance and safety, ARO accretion, and property taxes for the mine and gasifier-related assets, are estimated at $4 million for the remainder of 2018, $7 million in 2019, and $4 million annually beginning in 2020. The ultimate outcome of this matter cannot be determined at this time.
See Notes 1 and 3 to the financial statements of Mississippi Power under "Variable Interest Entities" and "Kemper County Energy Facility," respectively, in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Kemper County Energy Facility" herein for additional information.
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
In March 2018, Mississippi Power issued $300 million aggregate principal amount of Series 2018A Floating Rate Senior Notes due March 27, 2020 bearing interest based on three-month LIBOR and $300 million aggregate principal amount of Series 2018B 3.95% Senior Notes due March 30, 2028. In March 2018, Mississippi Power also entered into a $300 million short-term floating rate bank loan bearing interest based on one-month LIBOR, of which

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$200 million was repaid in the second quarter 2018 and $50 million was repaid on July 31, 2018. Mississippi Power used the proceeds from these financings to repay a $900 million unsecured term loan.
Net cash provided from operating activities totaled $297 million for the first six months of 2018, an increase of $162 million as compared to the corresponding period in 2017. The increase in cash provided from operating activities is primarily related to increased income tax refunds in 2018, partially offset by an increase in ad valorem taxes and the timing of collections of receivables. Net cash used for investing activities totaled $108 million for the first six months of 2018 primarily due to gross property additions related to steam production, distribution, and transmission. Net cash used for financing activities totaled $209 million for the first six months of 2018 primarily due to redemptions of long-term debt, partially offset by the issuance of senior notes and short-term borrowings. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first six months of 2018 include increases of $425 million in long-term debt primarily due to the issuance of senior notes and $96 million in notes payable primarily due to the issuance of a short-term bank loan. Other significant changes include a net change of $307 million in accumulated deferred income taxes due to the tax abandonment of the Kemper IGCC, as well as a decrease of $732 million in securities due within one year due to the repayment of a $900 million unsecured term loan.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power's capital requirements and contractual obligations. Approximately $124 million will be required through June 30, 2019 to fund maturities of long-term debt and $100 million will be required to fund maturities of short-term debt. In addition, Mississippi Power has $40 million of tax-exempt variable rate demand obligations that are supported by short-term credit facilities and approximately $93 million of revenue bonds that were required to be remarketed over the next 12 months. Subsequent to June 30, 2018, Mississippi Power purchased and held approximately $43 million of these pollution control revenue bonds. See "Sources of Capital" herein for additional information.
Mississippi Power's purchase commitments related to LTSAs have changed to approximately $43 million for 2018, $28 million for 2019, $28 million for 2020, $29 million for 2021, $49 million for 2022, and $257 million for 2023 and thereafter due to an increase in estimated expenditures covered under the LTSA for the Kemper County energy facility.
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

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2018, Mississippi Power's current liabilities exceeded current assets by approximately $117 million as a result of $224 million of debt that matures within the next 12 months. Mississippi Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs.
At June 30, 2018, Mississippi Power had approximately $228 million of cash and cash equivalents. Committed credit arrangements with banks at June 30, 2018 were as follows:

Expires			Executable Term Loans	Expires Within One Year
2018	Total	Unused	One Year	Term Out	No Term Out
(in millions)
$100	$100	$100	$—	$—	$100
See Note 6 to the financial statements of Mississippi Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
All of these bank credit arrangements, as well as Mississippi Power's term loan agreement, contain covenants that limit debt levels and contain cross acceleration to other indebtedness (including guarantee obligations) of Mississippi Power. Such cross-acceleration provisions to other indebtedness would trigger an event of default if Mississippi Power defaulted on indebtedness, the payment of which was then accelerated. At June 30, 2018, Mississippi Power was in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowing.
Subject to applicable market conditions, Mississippi Power expects to seek to renew or replace its credit arrangements as needed, prior to expiration. In connection therewith, Mississippi Power may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
A portion of the $100 million unused credit arrangements with banks is allocated to provide liquidity support to Mississippi Power's revenue bonds. The amount of variable rate revenue bonds outstanding requiring liquidity support as of June 30, 2018 was approximately $40 million. In addition, at June 30, 2018, Mississippi Power had approximately $93 million of revenue bonds outstanding that were required to be remarketed within the next 12 months.
In June 2018, Mississippi Power gave notice that approximately $43 million of its pollution control revenue bonds would be subject to mandatory tender in July 2018. Subsequent to June 30, 2018, Mississippi Power purchased and held these bonds, which may be remarketed to the public in the future.
Short-term borrowings are included in notes payable in the balance sheets. Details of short-term borrowings were as follows:

	Short-term Debt at June 30, 2018		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Short-term bank debt	$100	3.3%	$213	1.7%	$300

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended June 30, 2018.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit Rating Risk
At June 30, 2018, Mississippi Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
In October 2017, Mississippi Power executed agreements with its largest retail customer, Chevron, to continue providing retail service to the Chevron refinery in Pascagoula, Mississippi through 2038. The agreements grant Chevron a security interest in the co-generation assets, with a net book value of approximately $91 million, located at the refinery that is exercisable upon the occurrence of (i) certain bankruptcy events or (ii) other events of default coupled with specific reductions in steam output at the facility and a downgrade of Mississippi Power's credit rating to below investment grade by two of the three rating agencies.
There are certain contracts that have required or could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and/or Baa2 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, energy price risk management, and transmission. At June 30, 2018, the maximum potential collateral requirements at a rating below BBB- and/or Baa3 equaled approximately $198 million.
Included in these amounts are certain agreements that could require collateral in the event that Alabama Power or Georgia Power (affiliate companies of Mississippi Power) has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, a credit rating downgrade could impact the ability of Mississippi Power to access capital markets, or, at a minimum, the cost at which it does so.
On February 26, 2018, Moody's revised its rating outlook for Mississippi Power from stable to positive.
On March 14, 2018, S&P upgraded the senior unsecured long-term debt rating of Mississippi Power to A- from BBB+. The outlook remained negative.
As a result of the Tax Reform Legislation, certain financial metrics, such as the funds from operations to debt percentage, used by the credit rating agencies to assess Southern Company and its subsidiaries, including Mississippi Power, may be negatively impacted. The PEP Settlement Agreement is expected to help mitigate these potential adverse impacts by allowing Mississippi Power to retain the excess deferred taxes resulting from the Tax Reform Legislation until the conclusion of the 2019 Base Rate Case. In addition, Mississippi Power has committed to seek equity contributions sufficient to restore its equity ratio to the 50% target. See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Mississippi Power" herein for additional information.
Financing Activities
In March 2018, Mississippi Power issued $300 million aggregate principal amount of Series 2018A Floating Rate Senior Notes due March 27, 2020 bearing interest based on three-month LIBOR and $300 million aggregate principal amount of Series 2018B 3.95% Senior Notes due March 30, 2028. In March 2018, Mississippi Power also entered into a $300 million short-term floating rate bank loan bearing interest based on one-month LIBOR, of which $200 million was repaid in the second quarter 2018 and $50 million was repaid on July 31, 2018. Mississippi Power used the proceeds from these financings to repay a $900 million unsecured term loan.
Subsequent to June 30, 2018, approximately $43 million in pollution control revenue bonds of Mississippi Power were purchased and held by Mississippi Power. These bonds may be remarketed to the public in the future.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Mississippi Power plans, when economically feasible, to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN POWER COMPANY
AND SUBSIDIARY COMPANIES

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$443	$436	$867	$783
Wholesale revenues, affiliates	109	90	192	190
Other revenues	3	3	5	6
Total operating revenues	555	529	1,064	979
Operating Expenses:
Fuel	153	139	321	271
Purchased power	39	40	100	70
Other operations and maintenance	91	97	184	190
Depreciation and amortization	125	129	240	247
Taxes other than income taxes	12	12	24	24
Asset impairment	119	—	119	—
Total operating expenses	539	417	988	802
Operating Income	16	112	76	177
Other Income and (Expense):
Interest expense, net of amounts capitalized	(46)	(48)	(93)	(97)
Other income (expense), net	2	2	5	(2)
Total other income and (expense)	(44)	(46)	(88)	(99)
Earnings (Loss) Before Income Taxes	(28)	66	(12)	78
Income taxes (benefit)	(73)	(38)	(172)	(90)
Net Income	45	104	160	168
Net income attributable to noncontrolling interests	23	22	17	17
Net Income Attributable to Southern Power	$22	$82	$143	$151
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Net Income	$45	$104	$160	$168
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(19), $24, $(3), and $20, respectively	(55)	40	(8)	32
Reclassification adjustment for amounts included in net income, net of tax of $20, $(27), $12, and $(30), respectively	59	(45)	35	(48)
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $-, $-, $-, and $-, respectively	—	—	1	—
Total other comprehensive income (loss)	4	(5)	28	(16)
Comprehensive Income	49	99	188	152
Comprehensive income attributable to noncontrolling interests	23	22	17	17
Comprehensive Income Attributable to Southern Power	$26	$77	$171	$135
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2018	2017
	(in millions)
Operating Activities:
Net income	$160	$168
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	256	264
Deferred income taxes	(252)	91
Amortization of investment tax credits	(29)	(28)
Deferred revenues	(19)	(34)
Income taxes receivable, non-current	(4)	(58)
Asset impairment	119	—
Other, net	13	(1)
Changes in certain current assets and liabilities —
-Receivables	(30)	(58)
-Prepaid income taxes	(36)	33
-Other current assets	3	20
-Accounts payable	(41)	(45)
-Accrued taxes	15	4
-Other current liabilities	(28)	(8)
Net cash provided from operating activities	127	348
Investing Activities:
Business acquisitions	(64)	(1,004)
Property additions	(198)	(145)
Change in construction payables	2	(167)
Payments pursuant to LTSAs	(32)	(68)
Other investing activities	15	(3)
Net cash used for investing activities	(277)	(1,387)
Financing Activities:
Increase (decrease) in notes payable, net	(41)	189
Proceeds —
Short-term borrowings	200	—
Capital contributions from parent company	16	—
Redemptions —
Return of paid in capital	(250)	—
Senior notes	(350)	—
Other long-term debt	(420)	(3)
Distributions to noncontrolling interests	(42)	(40)
Capital contributions from noncontrolling interests	1,210	73
Payment of common stock dividends	(156)	(158)
Other financing activities	(15)	(18)
Net cash provided from financing activities	152	43
Net Change in Cash, Cash Equivalents, and Restricted Cash	2	(996)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	140	1,112
Cash, Cash Equivalents, and Restricted Cash at End of Period	$142	$116
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $10 and $4 capitalized for 2018 and 2017, respectively)	$109	$113
Income taxes, net	109	(117)
Noncash transactions — Accrued property additions at end of period	33	19
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2018	At December 31, 2017
	(in millions)
Current Assets:
Cash and cash equivalents	$142	$129
Receivables —
Customer accounts receivable	165	117
Affiliated	60	50
Other	63	98
Materials and supplies	213	278
Prepaid income taxes	82	50
Assets held for sale, current	17	1
Other current assets	31	35
Total current assets	773	758
Property, Plant, and Equipment:
In service	13,402	13,755
Less: Accumulated provision for depreciation	1,959	1,910
Plant in service, net of depreciation	11,443	11,845
Construction work in progress	771	511
Total property, plant, and equipment	12,214	12,356
Other Property and Investments:
Intangible assets, net of amortization of $60 and $47 at June 30, 2018 and December 31, 2017, respectively	398	411
Total other property and investments	398	411
Deferred Charges and Other Assets:
Prepaid LTSAs	93	118
Accumulated deferred income taxes	1,223	925
Income taxes receivable, non-current	81	72
Assets held for sale	183	—
Other deferred charges and assets	463	566
Total deferred charges and other assets	2,043	1,681
Total Assets	$15,428	$15,206
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At June 30, 2018	At December 31, 2017
	(in millions)
Current Liabilities:
Securities due within one year	$—	$770
Notes payable	264	105
Accounts payable —
Affiliated	75	102
Other	84	103
Liabilities held for sale, current	2	—
Other current liabilities	146	152
Total current liabilities	571	1,232
Long-term Debt	5,037	5,071
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	135	199
Accumulated deferred ITCs	1,856	1,884
Other deferred credits and liabilities	255	322
Total deferred credits and other liabilities	2,246	2,405
Total Liabilities	7,854	8,708
Common Stockholder's Equity:
Common stock, par value $0.01 per share —
Authorized — 1,000,000 shares
Outstanding — 1,000 shares	—	—
Paid-in capital	3,023	3,662
Retained earnings	1,464	1,478
Accumulated other comprehensive income (loss)	31	(2)
Total common stockholder's equity	4,518	5,138
Noncontrolling interests	3,056	1,360
Total stockholders' equity	7,574	6,498
Total Liabilities and Stockholders' Equity	$15,428	$15,206
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2018 vs. SECOND QUARTER 2017
AND
YEAR-TO-DATE 2018 vs. YEAR-TO-DATE 2017

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
In May 2018, Southern Power completed the sale of a 33% equity interest in SPSH, a newly-formed limited partnership indirectly owning substantially all of Southern Power's solar facilities, for an aggregate purchase price of approximately $1.2 billion, subject to customary working capital adjustments. Southern Power maintains control and overall operational responsibilities for the solar facilities.
Also in May 2018, Southern Power entered into an agreement to sell all of its equity interests in two natural gas-fired operating facilities, Plant Oleander and Plant Stanton Unit A (together, the Florida Plants), for an aggregate purchase price of $195 million, subject to customary working capital and timing adjustments. The sale is subject to certain closing and timing conditions and approvals and is expected to occur in the first half of 2019. As a result of this pending transaction, Southern Power recorded an asset impairment charge of approximately $119 million ($89 million after tax) in the second quarter 2018. See Note (J) to the Condensed Financial Statements under "Southern Power" herein for additional information. The ultimate outcome of this matter cannot be determined at this time.
Southern Power is pursuing the sale of a noncontrolling interest in a portfolio of eight operating wind facilities through the use of third-party tax equity, which, if successful, is expected to close in the fourth quarter 2018. See FUTURE EARNINGS POTENTIAL – "Income Tax Matters – Legal Entity Reorganizations" herein for additional information. The ultimate outcome of this matter cannot be determined at this time.
During the six months ended June 30, 2018, Southern Power acquired and placed in-service the 20-MW Gaskell West 1 solar facility, acquired and began construction of the 100-MW Wild Horse Mountain wind facility, and continued construction of the 148-MW Cactus Flats wind facility and the expansion of the 345-MW Mankato natural gas facility. See FUTURE EARNINGS POTENTIAL – "Acquisitions" and "Construction Projects" herein for additional information.
At June 30, 2018, Southern Power's average investment coverage ratio for its generating assets (including the Florida Plants), based on the ratio of investment under contract to total investment using the respective generation facilities' net book value (or expected in-service value for facilities under construction and acquisitions discussed herein) as the investment amount, was 92% through 2022 and 90% through 2027, with an average remaining contract duration of approximately 15 years. See FUTURE EARNINGS POTENTIAL – "Power Sales Agreements" herein for additional information.
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

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net Income Attributable to Southern Power

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(60)	(73.2)	$(8)	(5.3)
Net income attributable to Southern Power for the second quarter 2018 was $22 million compared to $82 million for the corresponding period in 2017. Net income attributable to Southern Power for year-to-date 2018 was $143 million compared to $151 million for the corresponding period in 2017. The decreases were primarily due to a $119 million asset impairment charge ($89 million after tax) as a result of the pending sale of the Florida Plants. The year-to-date decrease was partially offset by approximately $54 million in state income tax benefits arising from the reorganization of Southern Power's legal entities that own and operate its solar facilities.
Operating Revenues

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$26	4.9	$85	8.7
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
See FUTURE EARNINGS POTENTIAL – "Power Sales Agreements" herein for additional information regarding Southern Power's PPAs.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of Southern Power's operating revenues were as follows:

	Second Quarter 2018	Second Quarter 2017	Year-to-Date 2018	Year-to-Date 2017
	(in millions)
PPA capacity revenues	$144	$149	$282	$298
PPA energy revenues	302	270	556	466
Total PPA revenues	446	419	838	764
Non-PPA revenues	106	107	221	209
Other revenues	3	3	5	6
Total operating revenues	$555	$529	$1,064	$979
In the second quarter 2018, total operating revenues were $555 million, reflecting a $26 million, or 5%, increase from the corresponding period in 2017. The increase in operating revenues was primarily due to the following:

•	PPA capacity revenues decreased $5 million, or 3%, primarily due to the contractual expiration of an affiliate natural gas PPA.

•
PPA energy revenues increased $32 million, or 12%, primarily due to an $18 million increase from new natural gas PPAs from existing facilities and a $10 million increase from renewable facilities primarily due to an increase in the volume of KWHs sold, including new solar facilities in service.

For year-to-date 2018, total operating revenues were $1.1 billion, reflecting an $85 million, or 9%, increase from the corresponding period in 2017. The increase in operating revenues was primarily due to the following:

•	PPA capacity revenues decreased $16 million, or 5%, primarily due to the contractual expiration of an affiliate natural gas PPA.

•
PPA energy revenues increased $90 million, or 19%, primarily due to $37 million in increased fuel costs that are contractually recovered through existing PPAs, a $36 million increase from new natural gas PPAs from existing facilities, and an $18 million increase from renewable facilities primarily due to an increase in the volume of KWHs sold, including new solar facilities in service.

•	Non-PPA revenues increased $12 million, or 6%, primarily due to an increase in the volume of KWHs sold from uncovered natural gas capacity through short-term sales.
Fuel and Purchased Power Expenses
Fuel costs constitute one of the largest expenses for Southern Power. In addition, Southern Power purchases a portion of its electricity needs from the wholesale market including the power pool. Details of Southern Power's generation and purchased power were as follows:

	Second Quarter 2018	Second Quarter 2017	Year-to-Date 2018	Year-to-Date 2017
	(in billions of KWHs)
Generation	12.2	10.9	22.0	20.6
Purchased power	1.2	1.2	2.2	2.2
Total generation and purchased power	13.4	12.1	24.2	22.8

Total generation and purchased power, excluding solar, wind, and tolling agreements	7.2	5.6	13.9	10.5

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
Details of Southern Power's fuel and purchased power expenses were as follows:

	Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$14	10.1	$50	18.5
Purchased power	(1)	(2.5)	30	42.9
Total fuel and purchased power expenses	$13		$80
In the second quarter 2018, total fuel and purchased power expenses increased $13 million, or 7%, compared to the corresponding period in 2017. Fuel expense increased $14 million primarily due to a $48 million increase in the volume of KWHs generated, excluding solar, wind, and tolling agreements, partially offset by a $37 million decrease in the average cost of natural gas per KWH generated.
For year-to-date 2018, total fuel and purchased power expenses increased $80 million, or 23%, compared to the corresponding period in 2017. Fuel expense increased $50 million primarily due to a $108 million increase in the volume of KWHs generated, excluding solar, wind, and tolling agreements, partially offset by a $59 million decrease in the average cost of natural gas per KWH generated. Purchased power expense increased $30 million primarily due to an increase in the average cost of purchased power in first quarter 2018.
Asset Impairment
In the second quarter 2018, a $119 million asset impairment charge was recorded as a result of the pending sale of the Florida Plants, expected to occur in the first half 2019.
See Note (J) under "Southern Power – Sale of Florida Plants" to the Condensed Financial Statements herein for additional information.
Income Taxes (Benefit)

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(35)	(92.1)	$(82)	(91.1)
In the second quarter 2018, income tax benefit was $73 million compared to $38 million for the corresponding period in 2017. For year-to-date 2018, income tax benefit was $172 million compared to $90 million for the corresponding period in 2017. The increases were primarily due to lower pre-tax earnings, primarily resulting from the asset impairment charge, and income tax benefits arising from a reorganization of Southern Power's legal entities that own and operate substantially all of its solar facilities related to certain changes in state apportionment

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

rates. See FUTURE EARNINGS POTENTIAL – "Income Tax Matters – Legal Entity Reorganizations" and Note (H) to the Condensed Financial Statements herein for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Power's future earnings potential. The level of Southern Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Power's competitive wholesale business. These factors include: Southern Power's ability to achieve sales growth while containing costs; regulatory matters; creditworthiness of customers; total generating capacity available in Southern Power's market areas; the successful remarketing of capacity as current contracts expire; and Southern Power's ability to execute its strategy, including successful additional investments in renewable and other energy projects, and to develop and construct generating facilities.
In May 2018, Southern Power completed the sale of a 33% equity interest in SPSH, a newly-formed limited partnership indirectly owning substantially all of Southern Power's solar facilities, to Global Atlantic Financial Group Limited (Global Atlantic) for approximately $1.2 billion, subject to customary working capital adjustments. Accordingly, Global Atlantic will receive 33% of all cash distributions paid by SPSH. Southern Power continues to consolidate the assets and liabilities of SPSH with Global Atlantic's share of partnership earnings reflected in net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Income.
Also in May 2018, Southern Power entered into an equity interest purchase agreement with NextEra Energy to sell all of its equity interests in the Florida Plants for an aggregate purchase price of $195 million, subject to customary working capital and timing adjustments. The ultimate purchase price will decrease $110,000 per day for each day after December 31, 2018 through the closing of the transaction. Conversely, the ultimate purchase price will increase $110,000 per day for each day the closing occurs prior to December 31, 2018. The sale is expected to occur in the first half of 2019. Excluding any interest allocation for corporate debt, the pre-tax net income for the Florida Plants was $14 million and $11 million for the three months ended June 30, 2018 and 2017, respectively, and $24 million and $20 million for the six months ended June 30, 2018 and 2017, respectively. The ultimate outcome of this matter cannot be determined at this time.
Southern Power is pursuing the sale of a noncontrolling interest in a portfolio of eight operating wind facilities through the use of third-party tax equity, which, if successful, is expected to close in the fourth quarter 2018. See "Income Tax Matters – Legal Entity Reorganizations" herein for additional information. The ultimate outcome of this matter cannot be determined at this time. If the transaction is completed, the tax equity partner, or partners, will have a claim to certain cash distributions and an allocation of tax attributes.
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
At June 30, 2018, Southern Power's average investment coverage ratio for its generating assets (including the Florida Plants), based on the ratio of investment under contract to total investment using the respective generation facilities' net book value (or expected in-service value for facilities under construction and acquisitions discussed herein) as the investment amount, was 92% through 2022 and 90% through 2027, with an average remaining contract duration of approximately 15 years.

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
Water Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Water Quality" of Southern Power in Item 7 of the Form 10-K for additional information regarding the effluent limitations guidelines (ELG) rule.
On May 2, 2018, the EPA updated its anticipated final rulemaking schedule for ELG from September 2020 to December 2019. The impact of any changes to the ELG rule will depend on the content of the final rule and the outcome of any legal challenges and cannot be determined at this time.
FERC Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "FERC Matters" of Southern Power in Item 7 of the Form 10-K for additional information regarding proceedings related to the traditional electric operating companies' and Southern Power's 2014 and 2017 triennial market power analyses.
On May 4, 2018, the FERC issued an order terminating both proceedings, finding that the traditional electric operating companies and Southern Power satisfy the FERC's standards for market-based rates. On May 9, 2018, the traditional electric operating companies and Southern Power made the compliance filing required by the order. These proceedings are essentially concluded.
Acquisitions
During the six months ended June 30, 2018, one of Southern Power's wholly-owned subsidiaries acquired and completed construction of the Gaskell West 1 solar facility. Acquisition-related costs were expensed as incurred and were not material. See Note (J) to the Condensed Financial Statements under "Southern Power" herein and MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Power in Item 7 of the Form 10-K for additional information.

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

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Construction Projects Completed and in Progress
During the six months ended June 30, 2018, Southern Power started or continued construction of the projects set forth in the table below. Total aggregate construction costs, excluding the acquisition costs, are expected to be between $520 million and $590 million for the Cactus Flats, Mankato, and Wild Horse Mountain facilities. At June 30, 2018, construction costs included in CWIP related to these projects totaled $353 million. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Expected COD	PPA Counterparties	PPA Contract Period
Projects Under Construction as of June 30, 2018
Cactus Flats(a)	Wind	148	Concho County, TX	July 2018	General Motors, LLC and General Mills Operations, LLC	12 years and 15 years
Mankato	Natural Gas	345	Mankato, MN	First half 2019	Northern States Power Company	20 years
Wild Horse Mountain(b)	Wind	100	Pushmataha County, OK	Fourth quarter 2019	Arkansas Electric Cooperative	20 years

(a)
In July 2017, Southern Power purchased 100% of the Cactus Flats facility and commenced construction. Subsequent to June 30, 2018, the facility was placed in service and Southern Power expects to close on a tax equity partnership agreement, which would result in Southern Power owning 100% of the class B membership interests.

(b)
In May 2018, Southern Power purchased 100% of the Wild Horse Mountain facility and commenced construction. Southern Power may enter into a tax equity partnership agreement, in which case it would then own 100% of the class B membership interests.

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
In response to the previously disclosed decrease of planned expenditures for plant acquisitions and placeholder growth, Southern Power continues to refine the deployment of wind turbine equipment to projects and the amount of MW capacity to be constructed. While the expectation is that the majority of the equipment will be deployed in a manner to qualify for the 100% and 80% PTCs, Southern Power may consider other strategies, such as selling equipment or interests in projects. See FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" herein.
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

Legal Entity Reorganizations
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
Southern Power is pursuing the sale of a noncontrolling interest in a portfolio of eight operating wind facilities through the use of third-party tax equity, which, if successful, is expected to close in the fourth quarter 2018. In the third quarter 2018, various direct and indirect subsidiaries of Southern Power that own and operate these wind facilities are expected to be reorganized under a new holding company in which the tax equity partner would invest. The reorganization is expected to result in estimated net state tax benefits totaling approximately $10 million related to certain changes in apportionment rates. The ultimate outcome of this matter cannot be determined at this time.
Other Matters
Southern Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Southern Power is subject to certain claims and legal actions arising in the ordinary course of business. Southern Power's business activities are subject to extensive governmental regulation related to public health and the environment, such as laws and regulations governing air, water, land, and protection of natural resources. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental laws and regulations has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
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

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Southern Power in Item 7 of the Form 10-K for additional information. Southern Power's financial condition remained stable at June 30, 2018. Southern Power intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements as needed to meet future capital and liquidity needs. See "Sources of Capital" herein for additional information on lines of credit.
Southern Power also utilizes third-party tax equity partnerships as one of the financing sources to fund its renewable growth strategy where the tax partner takes significantly all of the federal tax benefits. These tax equity partnerships are consolidated in Southern Power's financial statements using a hypothetical liquidation at book value (HLBV) methodology to allocate partnership gains and losses to Southern Power. In the first half of 2018, Southern Power secured third-party tax equity funding for the Gaskell West 1 solar project of approximately $26 million and expects to obtain tax equity funding for the Cactus Flats wind project in the third quarter 2018. See Note (A) to the Condensed Financial Statements under "Hypothetical Liquidation at Book Value" herein for additional information on the HLBV methodology.
In May 2018, Southern Power received approximately $1.2 billion from the sale of a 33% equity interest in SPSH, a newly-formed limited partnership indirectly owning substantially all of Southern Power's solar facilities. The proceeds were used to repay $770 million of existing indebtedness, to return capital of $250 million to Southern Company, and for other general corporate purposes, including working capital.
Southern Power is pursuing the sale of a noncontrolling interest in a portfolio of eight operating wind facilities through the use of third-party tax equity, which, if successful, is expected to close in the fourth quarter 2018. The ultimate outcome of this matter cannot be determined at this time.
Net cash provided from operating activities totaled $127 million for the first six months of 2018 compared to $348 million for the first six months of 2017. The decrease in net cash provided from operating activities was primarily due to income tax payments. See FUTURE EARNINGS POTENTIAL – "Income Tax Matters – Bonus Depreciation" of Southern Power in Item 7 of the Form 10-K for additional information. Net cash used for investing activities totaled $277 million for the first six months of 2018 primarily due to the construction of generating facilities and payments for renewable acquisitions. Net cash provided from financing activities totaled $152 million for the first six months of 2018 primarily due to proceeds from the sale of a 33% equity interest in SPSH, primarily offset by debt repayments and equity distributions. Cash flows from financing activities may vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first six months of 2018 include a $1.7 billion increase in noncontrolling interests, a $639 million reduction in paid in capital, and a $298 million increase in accumulated deferred income tax assets primarily due to the sale of a 33% equity interest in SPSH and a $770 million decrease in securities due within one year due to repayments in May and June 2018.
See FUTURE EARNINGS POTENTIAL – "Acquisitions," "Construction Projects," and "Income Tax Matters – Legal Entity Reorganizations" herein for additional information.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Power in Item 7 of the Form 10-K for a description of Southern Power's capital requirements and contractual obligations. There are no scheduled maturities of long-term debt through June 30, 2019.
Southern Power's construction program includes estimates for potential plant acquisitions and placeholder growth, new construction and development, capital improvements, and work to be performed under LTSAs and is subject to periodic review and revision. Subsequent to the Tax Reform Legislation, planned expenditures for plant acquisitions

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and placeholder growth are now expected to average approximately $0.5 billion per year for 2018 through 2022 and may vary materially due to market opportunities and Southern Power's ability to execute its growth strategy. Southern Power's capital expenditures for committed construction, capital improvements, and work to be performed under LTSAs remain unchanged and total approximately $0.9 billion for the five years ending 2022. Actual construction costs may vary from these estimates because of numerous factors such as: changes in business conditions; changes in the expected environmental compliance program; changes in environmental laws and regulations; the outcome of any legal challenges to environmental rules; changes in FERC rules and regulations; changes in load projections; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital. See FUTURE EARNINGS POTENTIAL – "Acquisitions" and "Construction Projects" herein for additional information.
Sources of Capital
Southern Power plans to obtain the funds required for acquisitions, construction, development, debt maturities, and other purposes from operating cash flows, external securities issuances, borrowings from financial institutions, tax equity partnership contributions, divestitures, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" of Southern Power in Item 7 of the Form 10-K for additional information.
Southern Power's current liabilities sometimes exceed current assets due to the use of short-term debt as a funding source and construction payables, as well as fluctuations in cash needs, due to seasonality. Southern Power believes the need for working capital can be adequately met by utilizing the commercial paper program, the Facility (as defined below), bank term loans, the debt capital markets, and operating cash flows.
As of June 30, 2018, Southern Power had cash and cash equivalents of approximately $142 million.
Southern Power's commercial paper program is used to finance acquisition and construction costs related to electric generating facilities, for general corporate purposes, and to finance maturing debt. Commercial paper is included in notes payable on the condensed consolidated balance sheets.
Details of short-term borrowings were as follows:

	Short-term Debt at June 30, 2018		Short-term Debt During the Period (*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$64	2.4%	$171	2.3%	$304
Short-term loans	200	2.7%	76	2.6%	200
Total	$264	2.6%	$247	2.4%

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended June 30, 2018.
At June 30, 2018, Southern Power had a committed credit facility (Facility) of $750 million, of which $22 million has been used for letters of credit and $728 million remains unused. The Facility expires in 2022. Proceeds from the Facility may be used for working capital and general corporate purposes as well as liquidity support for Southern Power's commercial paper program. Subject to applicable market conditions, Southern Power expects to renew or replace the Facility, as needed, prior to expiration. In connection therewith, Southern Power may extend the maturity date and/or increase or decrease the lending commitment thereunder. See Note 6 to the financial statements of Southern Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.

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
Southern Power also has a $120 million continuing letter of credit facility expiring in 2019 for standby letters of credit. At June 30, 2018, $97 million has been used for letters of credit, primarily as credit support for PPA requirements, and $23 million remains unused.
In addition, at June 30, 2018, Southern Power had $106 million of cash collateral posted related to PPA requirements.
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
The maximum potential collateral requirements under these contracts at June 30, 2018 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and/or Baa2	$37
At BBB- and/or Baa3	$377
At BB+ and/or Ba1(*)	$955

(*)	Any additional credit rating downgrades at or below BB- and/or Ba3 could increase collateral requirements up to an additional $38 million.
Included in these amounts are certain agreements that could require collateral in the event that Alabama Power or Georgia Power (affiliate companies of Southern Power) has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, a credit rating downgrade could impact the ability of Southern Power to access capital markets and would be likely to impact the cost at which it does so.
In addition, Southern Power has a PPA that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPA requires credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade.
As a result of the Tax Reform Legislation, certain financial metrics, such as the funds from operations to debt percentage, used by the credit rating agencies to assess Southern Company and its subsidiaries, including Southern Power, may be negatively impacted. Absent actions by Southern Power to mitigate the resulting impacts, which, among other alternatives, could include adjusting Southern Power's capital structure, Southern Power's credit ratings could be negatively affected.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Activities
In May 2018, Southern Power entered into two short-term floating rate bank loans, each for an aggregate principal amount of $100 million, which bear interest based on one-month LIBOR.
In the second quarter 2018, Southern Power used a portion of the proceeds from the sale of a 33% equity interest in SPSH to repay $420 million aggregate principal amount of long-term floating rate bank loans and $350 million aggregate principal amount of Series 2015A 1.50% Senior Notes due June 1, 2018. See Note (J) to the Condensed Financial Statements under "Southern Power – Sale of Solar Facility Interests" herein for additional information.
Southern Power received approximately $26 million of third-party tax equity during the six months ended June 30, 2018 related to the Gaskell West 1 solar facility.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN COMPANY GAS
AND SUBSIDIARY COMPANIES

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $23, $19, $74, and $67, respectively)	$710	$684	$2,341	$2,205
Alternative revenue programs	(4)	—	(27)	9
Other revenues	24	32	55	62
Total operating revenues	730	716	2,369	2,276
Operating Expenses:
Cost of natural gas	228	232	949	951
Cost of other sales	5	6	12	13
Other operations and maintenance	238	214	514	470
Depreciation and amortization	126	125	255	244
Taxes other than income taxes	48	44	125	114
Goodwill impairment	—	—	42	—
Loss on disposition	36	—	36	—
Total operating expenses	681	621	1,933	1,792
Operating Income	49	95	436	484
Other Income and (Expense):
Earnings from equity method investments	31	29	74	68
Interest expense, net of amounts capitalized	(59)	(48)	(118)	(94)
Other income (expense), net	3	4	15	10
Total other income and (expense)	(25)	(15)	(29)	(16)
Earnings Before Income Taxes	24	80	407	468
Income taxes	55	31	159	180
Net Income (Loss)	$(31)	$49	$248	$288
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Net Income (Loss)	$(31)	$49	$248	$288
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $-, $(1), $-, and $(2), respectively	1	(1)	1	(2)
Reclassification adjustment for amounts included in net income, net of tax of $-, $-, $1, and $-, respectively	—	—	2	—
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $-, $-, $-, and $-, respectively	—	—	—	(1)
Total other comprehensive income (loss)	1	(1)	3	(3)
Comprehensive Income (Loss)	$(30)	$48	$251	$285
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2018	2017
	(in millions)
Operating Activities:
Net income	$248	$288
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	255	244
Deferred income taxes	(12)	144
Mark-to-market adjustments	2	(49)
Goodwill impairment	42	—
Loss on disposition	36	—
Other, net	(24)	(34)
Changes in certain current assets and liabilities —
-Receivables	504	418
-Natural gas for sale, net of temporary LIFO liquidation	295	223
-Prepaid income taxes	9	24
-Other current assets	32	(12)
-Accounts payable	(125)	(102)
-Accrued taxes	38	(8)
-Accrued compensation	(6)	(12)
-Other current liabilities	24	25
Net cash provided from operating activities	1,318	1,149
Investing Activities:
Property additions	(679)	(684)
Cost of removal, net of salvage	(18)	(25)
Change in construction payables, net	(6)	23
Investment in unconsolidated subsidiaries	(60)	(111)
Disposition	364	—
Other investing activities	18	18
Net cash used for investing activities	(381)	(779)
Financing Activities:
Decrease in notes payable, net	(515)	(631)
Proceeds —
Capital contributions from parent company	10	57
Senior notes	—	450
Redemptions — Gas facility revenue bonds	(200)	—
Payment of common stock dividends	(235)	(221)
Other financing activities	—	(6)
Net cash used for financing activities	(940)	(351)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(3)	19
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	78	24
Cash, Cash Equivalents, and Restricted Cash at End of Period	$75	$43
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $3 and $7 capitalized for 2018 and 2017, respectively)	$129	$105
Income taxes, net	106	20
Noncash transactions — Accrued property additions at end of period	129	84
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2018	At December 31, 2017
	(in millions)
Current Assets:
Cash and cash equivalents	$69	$73
Receivables —
Energy marketing receivables	451	607
Customer accounts receivable	243	400
Unbilled revenues	60	285
Other accounts and notes receivable	53	103
Accumulated provision for uncollectible accounts	(26)	(28)
Natural gas for sale	292	595
Prepaid expenses	64	53
Assets from risk management activities, net of collateral	93	135
Other regulatory assets, current	55	94
Assets held for sale, current	2,298	—
Other current assets	42	78
Total current assets	3,694	2,395
Property, Plant, and Equipment:
In service	14,504	15,833
Less: Accumulated depreciation	4,293	4,596
Plant in service, net of depreciation	10,211	11,237
Construction work in progress	571	491
Total property, plant, and equipment	10,782	11,728
Other Property and Investments:
Goodwill	5,015	5,967
Equity investments in unconsolidated subsidiaries	1,507	1,477
Other intangible assets, net of amortization of $121 and $120 at June 30, 2018 and December 31, 2017, respectively	125	280
Miscellaneous property and investments	20	21
Total other property and investments	6,667	7,745
Deferred Charges and Other Assets:
Other regulatory assets, deferred	742	901
Other deferred charges and assets	227	218
Total deferred charges and other assets	969	1,119
Total Assets	$22,112	$22,987
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2018	At December 31, 2017
	(in millions)
Current Liabilities:
Securities due within one year	$156	$157
Notes payable	1,003	1,518
Energy marketing trade payables	485	546
Accounts payable	359	446
Customer deposits	101	128
Accrued taxes —
Accrued income taxes	86	40
Other accrued taxes	63	78
Accrued interest	53	51
Accrued compensation	61	74
Liabilities from risk management activities, net of collateral	21	69
Other regulatory liabilities, current	162	135
Liabilities held for sale, current	412	—
Other current liabilities	143	159
Total current liabilities	3,105	3,401
Long-term Debt	5,667	5,891
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,026	1,089
Deferred credits related to income taxes	920	1,063
Employee benefit obligations	389	415
Other cost of removal obligations	1,575	1,646
Accrued environmental remediation, deferred	273	342
Other deferred credits and liabilities	96	118
Total deferred credits and other liabilities	4,279	4,673
Total Liabilities	13,051	13,965
Common Stockholder's Equity:
Common stock, par value $0.01 per share —
Authorized — 100 million shares
Outstanding — 100 shares	—	—
Paid in capital	9,236	9,214
Accumulated deficit	(202)	(212)
Accumulated other comprehensive income	27	20
Total common stockholder's equity	9,061	9,022
Total Liabilities and Stockholder's Equity	$22,112	$22,987
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2018 vs. SECOND QUARTER 2017
AND
YEAR-TO-DATE 2018 vs. YEAR-TO-DATE 2017

OVERVIEW
Southern Company Gas is an energy services holding company whose primary business is the distribution of natural gas. Subsequent to the dispositions of Elizabethtown Gas, Elkton Gas, and Florida City Gas discussed below, Southern Company Gas has natural gas distribution utilities in four states – Illinois, Georgia, Virginia, and Tennessee. Southern Company Gas and its subsidiaries are also involved in several other complementary businesses.
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
Many factors affect the opportunities, challenges, and risks of Southern Company Gas' business. These factors include the ability to maintain safety, to maintain constructive regulatory environments, to maintain and grow natural gas sales and number of customers, and to effectively manage and secure timely recovery of costs. These costs include those related to projected long-term demand growth, environmental standards, reliability, natural gas, and capital expenditures, including updating and expanding the natural gas distribution systems. The natural gas distribution utilities have various regulatory mechanisms that address cost recovery. Effectively operating pursuant to these regulatory mechanisms and appropriately balancing required costs and capital expenditures with customer prices will continue to challenge Southern Company Gas for the foreseeable future.
On June 4, 2018, Southern Company Gas completed the stock sale of Pivotal Home Solutions to American Water Enterprises LLC for a total cash purchase price of $358 million and an additional $6 million for working capital. This disposition resulted in a net loss of $76 million, which included $40 million of income tax expense. In contemplation of the transaction, a goodwill impairment charge of $42 million was recorded during the first quarter 2018.
On July 1, 2018, a Southern Company Gas subsidiary, Pivotal Utility Holdings, completed the sales of the assets of two of its natural gas distribution utilities, Elizabethtown Gas and Elkton Gas, to South Jersey Industries, Inc. for a total cash purchase price of $1.7 billion and an additional $40 million for working capital. This disposition resulted in an estimated pre-tax gain of approximately $235 million and an after-tax gain of approximately $12 million, which will be recorded in the third quarter 2018.
On July 29, 2018, Southern Company Gas and its wholly-owned direct subsidiary, NUI Corporation, completed the stock sale of Pivotal Utility Holdings, which primarily consisted of Florida City Gas, to NextEra Energy for a total cash purchase price of $530 million (less $3 million of indebtedness assumed at closing for customer deposits) and an additional $60 million for cash and other working capital. This disposition resulted in an estimated pre-tax gain of approximately $126 million and an after-tax gain of approximately $4 million, which will be recorded in the third quarter 2018.
The after-tax impacts of these dispositions included income tax expense on goodwill not deductible for tax purposes and for which a deferred tax liability had not been recorded previously. Additionally, each of these dispositions is subject to a final working capital adjustment that may impact the cash proceeds from disposition, but not the gain recorded. See Note (J) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information on these dispositions.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Metrics
Southern Company Gas continues to focus on several operating metrics, including Heating Degree Days, customer count, and volumes of natural gas sold. For additional information on these indicators, see MANAGEMENT'S DISCUSSION AND ANALYSIS – OVERVIEW – "Operating Metrics" of Southern Company Gas in Item 7 of the Form 10-K.
Southern Company Gas measures weather and the effect on its business using Heating Degree Days. Generally, increased Heating Degree Days result in higher demand for natural gas on Southern Company Gas' distribution system. With the exception of Nicor Gas, Southern Company Gas has various regulatory mechanisms, such as weather normalization and straight-fixed-variable rate design, which limit its exposure to weather changes within typical ranges in each of its utilities' respective service territory. However, the utility customers in Illinois and the gas marketing services customers primarily in Georgia and Illinois can be impacted by warmer- or colder-than-normal weather. Southern Company Gas utilizes weather hedges to reduce negative earnings impact in the event of warmer-than-normal weather, while retaining most of the earnings upside for these businesses.
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
RESULTS OF OPERATIONS
Net Income (Loss)

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(80)	(163.3)	$(40)	(13.9)
Southern Company Gas' net loss for the second quarter 2018 was $31 million compared to net income of $49 million for the corresponding period in 2017. For year-to-date 2018, net income was $248 million compared to $288 million for the corresponding period in 2017. The decreases were primarily due to the $36 million pre-tax loss ($76 million after tax) on the disposition of Pivotal Home Solutions, a reserve for a settlement of class action litigation to facilitate the sale of Pivotal Home Solutions, derivative losses at wholesale gas services, disposition-related costs, and increased interest expense. These decreases were partially offset by additional revenues from infrastructure investments recovered through replacement programs less the associated increase in depreciation, as well as base rate changes at gas distribution operations, higher commercial activity at wholesale gas services, and revenues from the Dalton Pipeline, which was placed in service in August 2017. Also contributing to the decrease for year-to-date

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2018 was a goodwill impairment charge of $42 million recorded during the first quarter 2018 in contemplation of the sale of Pivotal Home Solutions.
See Note (J) to the Condensed Financial Statements under "Southern Company Gas – Sale of Pivotal Home Solutions" herein for additional information.
Natural Gas Revenues, including Alternative Revenue Programs

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$22	3.2	$100	4.5
In the second quarter 2018, natural gas revenues, including alternative revenue programs, were $706 million compared to $684 million for the corresponding period in 2017. For year-to-date 2018, natural gas revenues, including alternative revenue programs, were $2.3 billion compared to $2.2 billion for the corresponding period in 2017.
Details of the changes in natural gas revenues were as follows:

	Second Quarter 2018		Year-to-Date 2018
	(in millions)	(% change)	(in millions)	(% change)
Natural gas revenues – prior year	$684		$2,214
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	38	5.6%	48	2.2%
Gas costs and other cost recovery	(4)	(0.6)%	(2)	(0.1)%
Weather	8	1.2%	16	0.7%
Wholesale gas services	(4)	(0.6)%	31	1.4%
Other	(16)	(2.4)%	7	0.3%
Natural gas revenues – current year	$706	3.2%	$2,314	4.5%
The increases in natural gas revenues in the second quarter and year-to-date 2018 were primarily related to continued infrastructure investments recovered through replacement programs and base rate changes at gas distribution operations. These changes include base rate increases as a result of rate cases, partially offset by revenue reductions for the impacts of the Tax Reform Legislation. See Note (B) to the Condensed Financial Statements herein under "Regulatory Matters – Southern Company Gas" for additional information.
Revenues associated with gas costs and other cost recovery decreased due to reduced natural gas prices during 2018 compared to the corresponding periods in 2017, partially offset by increased volumes of natural gas sold in 2018 as a result of colder weather. See "Cost of Natural Gas" herein for additional information.
Revenues increased due to colder weather in 2018 compared to the corresponding periods in 2017 that affected the utility customers in Illinois and the gas marketing services customers in Georgia and Illinois. See the weather discussion herein for additional information.
Revenues from wholesale gas services decreased in the second quarter 2018 primarily due to derivative losses, partially offset by increased commercial activity and increased for year-to-date 2018 primarily due to increased commercial activity, partially offset by derivative losses. See "Wholesale Gas Services" herein for additional information.
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

	Second Quarter			2018 vs. 2017	2018 vs. normal	Year-to-Date			2018 vs. 2017	2018 vs. normal
	Normal(*)	2018	2017	colder	colder	Normal(*)	2018	2017	colder	colder (warmer)
Illinois	628	767	555	38.2%	22.1%	3,698	3,809	3,110	22.5%	3.0%
Georgia	122	175	75	133.3%	43.4%	1,578	1,539	1,000	53.9%	(2.5)%

(*)
Normal represents the 10-year average from January 1, 2008 through June 30, 2017 for Illinois at Chicago Midway International Airport and for Georgia at Atlanta Hartsfield-Jackson International Airport, based on information obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center.

Southern Company Gas hedged its exposure to warmer-than-normal weather in Illinois for gas distribution operations and in Illinois and Georgia for gas marketing services, which limited the negative income impacts reflected in the chart below.

	Gas Distribution Operations				Gas Marketing Services
	Second Quarter		Year-to-Date		Second Quarter		Year-to-Date
	2018	2017	2018	2017	2018	2017	2018	2017
	(in millions)				(in millions)
Pre-tax	$4	$1	$2	$(5)	$2	$(3)	$(1)	$(10)
After tax	3	1	2	(3)	1	(2)	(1)	(6)
The following table provides the number of customers served by Southern Company Gas at June 30, 2018 and 2017:

	June 30,
	2018	2017	2018 vs. 2017
	(in thousands, except market share %)		(% change)
Gas distribution operations(a)	4,609	4,573	0.8%
Gas marketing services(b)
Energy customers(c)	696	768	(9.4)%
Market share of energy customers in Georgia	29.4%	29.1%

(a)
Includes total customers of approximately 407,000 and 403,000 at June 30, 2018 and 2017, respectively, related to Elizabethtown Gas, Elkton Gas, and Florida City Gas, which were sold subsequent to June 30, 2018. See Note (J) to the Condensed Financial Statements under "Southern Company Gas – Sale of Elizabethtown Gas and Elkton Gas" and " – Sale of Florida City Gas" herein for additional information.

(b)
On June 4, 2018, Southern Company Gas completed the sale of Pivotal Home Solutions, which served approximately 1.2 million contracts prior to disposition. See Note (J) to the Condensed Financial Statements under "Southern Company Gas – Sale of Pivotal Home Solutions" herein for additional information.

(c)
The decrease at June 30, 2018 is primarily due to approximately 70,000 fewer customers in Ohio contracted through an annual auction process to serve for 12 months beginning April 1, 2018. At June 30, 2017, there were approximately 140,000 customers in Ohio contracted through an annual auction process to serve for 12 months beginning April 1, 2017.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Southern Company Gas anticipates overall customer growth trends at the remaining four natural gas distribution utilities in gas distribution operations to continue as it expects continued improvement in the new housing market and low natural gas prices. Southern Company Gas uses a variety of targeted marketing programs to attract new customers and to retain existing customers.
Cost of Natural Gas

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(4)	(1.7)	$(2)	(0.2)
Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 84% of total cost of natural gas for both the second quarter and year-to-date 2018. For additional information, see MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Cost of Natural Gas and Other Sales" of Southern Company Gas in Item 7 of the Form 10-K and "Natural Gas Revenues" herein.
In the second quarter 2018, cost of natural gas was $228 million compared to $232 million for the corresponding period in 2017. The decrease reflects a 12% decrease in natural gas prices during the second quarter 2018 compared to the corresponding period in 2017, partially offset by an increase in the volume of natural gas sold in 2018 as a result of colder weather.
For year-to-date 2018, cost of natural gas was $949 million compared to $951 million for the corresponding period in 2017. The decrease reflects an 11% decrease in natural gas prices during year-to-date 2018 compared to the corresponding period in 2017, partially offset by an increase in volumes of natural gas sold in 2018 as a result of colder weather.
The following table details the volumes of natural gas sold during all periods presented.

	Second Quarter		2018 vs. 2017	Year-to-Date		2018 vs. 2017
	2018	2017		2018	2017
Gas distribution operations (mmBtu in millions)
Firm	119	102	16.7%	434	365	18.9%
Interruptible	25	23	8.7%	49	48	2.1%
Total	144	125	15.2%	483	413	16.9%
Gas marketing services (mmBtu in millions)
Firm:
Georgia	5	4	25.0%	22	17	29.4%
Illinois	2	2	—%	8	7	14.3%
Ohio	2	2	—%	11	5	120.0%
Other	1	1	—%	2	3	(33.3)%
Interruptible large commercial and industrial	3	3	—%	7	7	—%
Total	13	12	8.3%	50	39	28.2%
Wholesale gas services (mmBtu in millions/day)
Daily physical sales	6.4	6.2	3.2%	6.6	6.4	3.1%

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Operations and Maintenance Expenses

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$24	11.2	$44	9.4
In the second quarter 2018, other operations and maintenance expenses were $238 million compared to $214 million for the corresponding period in 2017. The increase was primarily due to an $11 million reserve for a settlement of class action litigation to facilitate the sale of Pivotal Home Solutions, a $6 million increase in compensation and benefit costs, and $4 million of disposition-related costs.
For year-to-date 2018, other operations and maintenance expenses were $514 million compared to $470 million for the corresponding period in 2017. The increase was primarily due to an $11 million reserve for a settlement of class action litigation to facilitate the sale of Pivotal Home Solutions, a $22 million increase in compensation and benefit costs, a $12 million one-time increase for the adoption of a new paid time off policy to align with the Southern Company system, and $6 million of disposition-related costs. These increases were partially offset by an $8 million decrease in recoverable costs, primarily related to bad debt expense, at gas distribution operations. See Notes (B) and (J) to the Condensed Financial Statements under "General Litigation Matters – Southern Company Gas" and "Southern Company Gas – Sale of Pivotal Home Solutions," respectively, herein for additional information. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters" of Southern Company Gas in Item 7 of the Form 10-K for additional information on the new paid time off policy.
Depreciation and Amortization

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$1	0.8	$11	4.5
In the second quarter 2018, depreciation and amortization was $126 million compared to $125 million for the corresponding period in 2017. For year-to-date 2018, depreciation and amortization was $255 million compared to $244 million for the corresponding period in 2017. These increases were primarily due to continued infrastructure investments recovered through replacement programs at gas distribution operations, partially offset by timing of amortization of intangible assets as a result of fair value adjustments in acquisition accounting at gas marketing services and ceasing recognition of depreciation and amortization on Pivotal Home Solutions' assets classified as held for sale and subsequently sold in the second quarter 2018.
Taxes Other Than Income Taxes

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$4	9.1	$11	9.6
In the second quarter 2018, taxes other than income taxes were $48 million compared to $44 million for the corresponding period in 2017. For year-to-date 2018, taxes other than income taxes were $125 million compared to $114 million for the corresponding period in 2017. These increases primarily reflect an increase in revenue tax expenses as a result of higher revenues as well as payroll taxes related to benefits under the new paid time off policy.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters" of Southern Company Gas in Item 7 of the Form 10-K for additional information on the new paid time off policy.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Goodwill Impairment

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$—	N/A	$42	N/A
N/A - Not applicable
For year-to-date 2018, a goodwill impairment charge of $42 million was recorded during the first quarter 2018 in contemplation of the sale of Pivotal Home Solutions. See Note (A) to the Condensed Financial Statements under "Goodwill and Other Intangible Assets" and Note (J) to the Condensed Financial Statements under "Southern Company Gas – Sale of Pivotal Home Solutions" herein for additional information.
Loss on Disposition

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$36	N/A	$36	N/A
N/A - Not applicable
The sale of Pivotal Home Solutions was structured as a stock sale for book purposes; however, both parties elected to treat it as an asset sale for tax purposes. The resulting increase in the book loss is offset by a reduction in deferred tax expense. See "Income Taxes" herein and Note (J) to the Condensed Financial Statements under "Southern Company Gas – Sale of Pivotal Home Solutions" herein for additional information.
Earnings from Equity Method Investments

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$2	6.9	$6	8.8
In the second quarter 2018, earnings from equity method investments were $31 million compared to $29 million for the corresponding period in 2017. The increase was primarily due to higher earnings from SNG. For year-to-date 2018, earnings from equity method investments were $74 million compared to $68 million for the corresponding period in 2017. The increase was primarily due to higher earnings from SNG.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$11	22.9	$24	25.5
In the second quarter 2018, interest expense, net of amounts capitalized was $59 million compared to $48 million for the corresponding period in 2017. For year-to-date 2018, interest expense, net of amounts capitalized was $118 million compared to $94 million for the corresponding period in 2017. These increases were primarily due to additional interest expense on new debt issuances and additional commercial paper borrowings as well as a reduction in capitalized interest due to the Dalton Pipeline being placed in service in August 2017.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Income (Expense), Net

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(1)	(25.0)	$5	50.0
For year-to-date 2018, other income (expense), net was $15 million compared to $10 million for the corresponding period in 2017. The increase was primarily due to a $7 million gain from the settlement of a contractor litigation claim, partially offset by a decrease in interest income. See Note (B) to the Condensed Financial Statements under "Regulatory Matters – Southern Company Gas – Atlanta Gas Light's Pipeline Replacement Program" herein for additional information.
Income Taxes

Second Quarter 2018 vs. Second Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$24	77.4	$(21)	(11.7)
In the second quarter 2018, income taxes were $55 million compared to $31 million for the corresponding period in 2017. The increase was primarily due to $40 million of income taxes associated with the sale of Pivotal Home Solutions, primarily due to goodwill not deductible for tax purposes and for which a deferred tax liability had not been recorded previously, partially offset by the reduction in deferred tax expense as a result of treating the sale as an asset sale for tax purposes. In addition, this increase was partially offset by lower pre-tax earnings as well as a lower federal income tax rate and the flowback of excess deferred taxes as a result of the Tax Reform Legislation.
For year-to-date 2018, income taxes were $159 million compared to $180 million for the corresponding period in 2017. The decrease was primarily due to lower pre-tax earnings as well as a lower federal income tax rate and the flowback of excess deferred taxes as a result of the Tax Reform Legislation. This decrease was partially offset by $40 million of income taxes recorded for the sale of Pivotal Home Solutions which includes the reduction in deferred tax expense as a result of treating the sale as an asset sale for tax purposes.
See Notes (H) and (J) to the Condensed Financial Statements under "Effective Tax Rate" and "Southern Company Gas – Sale of Pivotal Home Solutions," respectively, herein for additional information.
Performance and Non-GAAP Measures
Adjusted operating margin is a non-GAAP measure that is calculated as operating revenues less cost of natural gas, cost of other sales, and revenue tax expense. Adjusted operating margin excludes other operations and maintenance expenses, depreciation and amortization, taxes other than income taxes, goodwill impairment, and loss on disposition, which are included in the calculation of operating income as calculated in accordance with GAAP and reflected in the statements of income. The presentation of adjusted operating margin is believed to provide useful information regarding the contribution resulting from customer growth at gas distribution operations since the cost of natural gas and revenue tax expense can vary significantly and are generally billed directly to customers. Southern Company Gas further believes that utilizing adjusted operating margin at gas marketing services, wholesale gas services, and gas midstream operations allows it to focus on a direct measure of adjusted operating margin before overhead costs. The applicable reconciliation of operating income to adjusted operating margin is provided herein.
Adjusted operating margin should not be considered an alternative to, or a more meaningful indicator of, Southern Company Gas' operating performance than operating income as determined in accordance with GAAP. In addition, Southern Company Gas' adjusted operating margin may not be comparable to similarly titled measures of other companies.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Second Quarter 2018	Second Quarter 2017	Year-to-Date 2018	Year-to-Date 2017
	(in millions)
Operating Income	$49	$95	$436	$484
Other operating expenses(a)	448	383	972	828
Revenue taxes(b)	(23)	(18)	(73)	(65)
Adjusted Operating Margin	$474	$460	$1,335	$1,247

(a)	Includes other operations and maintenance, depreciation and amortization, taxes other than income taxes, goodwill impairment, and loss on disposition.

(b)	Nicor Gas' revenue tax expenses, which are passed through directly to customers.
Segment Information
Adjusted operating margin, operating expenses, and net income for each segment is illustrated in the tables below. See Note (L) to the Condensed Financial Statements herein for additional information.

	Second Quarter 2018			Second Quarter 2017
	Adjusted Operating Margin(a)	Operating Expenses(a)(b)	Net Income (Loss)(b)	Adjusted Operating Margin(a)	Operating Expenses(a)	Net Income (Loss)
	(in millions)			(in millions)
Gas distribution operations	$429	$296	$68	$409	$284	$54
Gas marketing services	48	87	(76)	57	48	4
Wholesale gas services	(16)	14	(21)	(13)	14	(17)
Gas midstream operations	13	14	14	7	13	9
All other	1	15	(16)	3	9	(1)
Intercompany eliminations	(1)	(1)	—	(3)	(3)	—
Consolidated	$474	$425	$(31)	$460	$365	$49

(a)	Adjusted operating margin and operating expenses are adjusted for Nicor Gas revenue tax expenses, which are passed through directly to customers.

(b)
Operating expenses for gas marketing services include the loss on disposition. Net loss for gas marketing services includes the loss on disposition of assets and the associated income tax expense. See Note (J) to the Condensed Financial Statements under "Southern Company Gas – Sale of Pivotal Home Solutions" herein for additional information.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Year-to-Date 2018			Year-to-Date 2017
	Adjusted Operating Margin(a)	Operating Expenses(a)(b)(c)	Net Income (Loss)(c)	Adjusted Operating Margin(a)	Operating Expenses(a)	Net Income
	(in millions)			(in millions)
Gas distribution operations	$986	$620	$216	$951	$599	$171
Gas marketing services	175	181	(63)	162	101	35
Wholesale gas services	147	36	83	118	29	51
Gas midstream operations	29	29	38	16	25	25
All other	2	37	(26)	5	14	6
Intercompany eliminations	(4)	(4)	—	(5)	(5)	—
Consolidated	$1,335	$899	$248	$1,247	$763	$288

(a)	Adjusted operating margin and operating expenses are adjusted for Nicor Gas revenue tax expenses, which are passed through directly to customers.

(b)
Operating expenses for gas marketing services include a goodwill impairment charge of $42 million recorded during the first quarter 2018 in contemplation of the sale of Pivotal Home Solutions. See Note (A) to the Condensed Financial Statements under "Goodwill and Other Intangible Assets" and Note (J) to the Condensed Financial Statements under "Southern Company Gas – Sale of Pivotal Home Solutions" herein for additional information.

(c)
Operating expenses for gas marketing services include the loss on disposition. Net loss for gas marketing services includes the loss on disposition and the associated income tax expense. See Note (J) to the Condensed Financial Statements under "Southern Company Gas – Sale of Pivotal Home Solutions" herein for additional information.

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
Second Quarter 2018 vs. Second Quarter 2017
In the second quarter 2018, net income increased $14 million, or 25.9%, compared to the corresponding period in 2017. This increase primarily relates to an increase of $20 million in adjusted operating margin and a decrease in income tax expense of $11 million, partially offset by an increase of $12 million in operating expenses and an increase of $5 million in interest expense, net of amounts capitalized. The increase in adjusted operating margin primarily reflects $39 million in additional revenue from continued infrastructure investments recovered through replacement programs and base rates. The decrease in income taxes is primarily due to a lower federal income tax rate and the flowback of excess deferred taxes as a result of the Tax Reform Legislation. The increase in operating expenses primarily reflects additional depreciation due to additional assets placed in service and increased compensation and benefit costs, partially offset by a decrease in recoverable costs, primarily related to bad debt expense. The increase in interest expense includes the impact of the issuance of first mortgage bonds at Nicor Gas in 2017 and additional commercial paper borrowings during the second quarter 2018.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year-to-Date 2018 vs. Year-to-Date 2017
For year-to-date 2018, net income increased $45 million, or 26.3%, compared to the corresponding period in 2017. This increase primarily relates to an increase of $35 million in adjusted operating margin, an increase of $4 million in other income (expense), net, and a decrease in income tax expense of $38 million, partially offset by an increase of $21 million in operating expenses and an increase of $11 million in interest expense, net of amounts capitalized. The increase in adjusted operating margin primarily reflects $86 million in additional revenue from continued infrastructure investments recovered through replacement programs and base rates, partially offset by revenue deferrals totaling $38 million for regulatory liabilities associated with the Tax Reform Legislation impacts. The increase in other income (expense), net primarily reflects a gain from the settlement of a contractor litigation claim in 2018, partially offset by a decrease in interest income. The decrease in income taxes is primarily due to a lower federal income tax rate and the flowback of excess deferred taxes as a result of the Tax Reform Legislation. The increase in operating expenses primarily reflects additional depreciation due to additional assets placed in service and increased compensation and benefit costs, partially offset by a decrease in recoverable costs, primarily related to bad debt expense. The increase in interest expense includes the impact of the issuance of first mortgage bonds at Nicor Gas in 2017 and additional commercial paper borrowings during year-to-date 2018.
Gas Marketing Services
Gas marketing services consists of several businesses that provide energy-related products and services to natural gas markets, including warranty sales. Gas marketing services is weather sensitive and uses a variety of hedging strategies, such as weather derivative instruments and other risk management tools, to partially mitigate potential weather impacts. On June 4, 2018, Southern Company Gas completed the sale of Pivotal Home Solutions to American Water Enterprises LLC. See Note (J) under "Southern Company Gas" herein for additional information.
Second Quarter 2018 vs. Second Quarter 2017
In the second quarter 2018, net income decreased $80 million compared to the corresponding period in 2017. This decrease was driven by a $76 million loss on the sale of Pivotal Home Solutions, which included $40 million of income tax expense on goodwill not deductible for tax purposes and for which a deferred tax liability had not been recorded previously and an $11 million pre-tax reserve for a settlement of class action litigation to facilitate the sale of Pivotal Home Solutions. See Notes (B) and (J) to the Condensed Financial Statements under "General Litigation Matters – Southern Company Gas" and "Southern Company Gas – Sale of Pivotal Home Solutions," respectively, herein for additional information.
Year-to-Date 2018 vs. Year-to-Date 2017
For year-to-date 2018, net income decreased $98 million compared to the corresponding period in 2017. This decrease was driven by a $76 million loss on the sale of Pivotal Home Solutions, which included $40 million of income tax expense on goodwill not deductible for tax purposes and for which a deferred tax liability had not been recorded previously, a $42 million goodwill impairment charge recorded in contemplation of the sale of Pivotal Home Solutions, and an $11 million pre-tax reserve for a settlement of class action litigation to facilitate the sale of Pivotal Home Solutions, partially offset by an increase in adjusted operating margin of $13 million, a decrease in depreciation and amortization of $10 million, primarily due to the timing of amortization of intangible assets as a result of fair value adjustments recorded during acquisition accounting as well as the sale of Pivotal Home Solutions, and a decrease in the federal income tax rate. Adjusted operating margin increased by $13 million due to $9 million for colder weather in 2018, $6 million for fixed and guaranteed bill revenue as a result of adopting a new revenue recognition standard, and $2 million from energy customers contracted through an annual auction process to serve for 12 months beginning April 1, 2017, partially offset by the sale of Pivotal Home Solutions during the second quarter 2018. See Note (A) under "Recently Adopted Accounting Standards" and "Goodwill and Other Intangible Assets," Note (B) under "General Litigation Matters – Southern Company Gas," and Note (J) under "Southern Company Gas – Sale of Pivotal Home Solutions" to the Condensed Financial Statements herein for additional information.

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
Second Quarter 2018 vs. Second Quarter 2017
In the second quarter 2018, net income decreased $4 million, or 23.5%, compared to the corresponding period in 2017. This decrease was primarily due to interest incurred on a promissory note issued during 2018 to meet working capital needs.
Year-to-Date 2018 vs. Year-to-Date 2017
For year-to-date 2018, net income increased $32 million, or 62.7%, compared to the corresponding period in 2017. This increase primarily relates to a $29 million increase in adjusted operating margin and a decrease of $11 million in income tax expense, partially offset by an increase of $7 million in operating expenses. Details of the increase in adjusted operating margin are provided in the table below. The increase in operating expenses primarily reflects higher compensation and benefit expense. The decrease in income tax expense was driven by a lower federal income tax rate, partially offset by higher pretax earnings.

	Second Quarter 2018	Second Quarter 2017	Year-to-Date 2018	Year-to-Date 2017
	(in millions)
Commercial activity recognized	$17	$(18)	$189	$69
Gain (loss) on storage derivatives	—	17	1	18
Gain (loss) on transportation and forward commodity derivatives	(28)	(2)	(44)	37
LOCOM adjustments, net of current period recoveries	—	(1)	(3)	(1)
Purchase accounting adjustments to fair value inventory and contracts	(5)	(9)	4	(5)
Adjusted operating margin	$(16)	$(13)	$147	$118
Change in Commercial Activity
The increase in commercial activity in the second quarter and year-to-date 2018 compared to the corresponding periods in 2017 was primarily due to natural gas price volatility that was generated by favorable weather and a corresponding increase in power generation volumes coupled with decreased natural gas supply.
Change in Storage and Transportation Derivatives
Volatility in the natural gas market arises from a number of factors, such as weather fluctuations or changes in supply or demand for natural gas in different regions of the U.S. The volatility of natural gas commodity prices has a significant impact on Southern Company Gas' customer rates, long-term competitive position against other energy sources, and the ability of wholesale gas services to capture value from locational and seasonal spreads. Forward storage or time spreads applicable to the locations of wholesale gas services' specific storage positions in 2018 remained consistent with the 2017 spreads. Transportation and forward commodity derivative losses in 2018 are primarily the result of widening transportation spreads due to favorable weather, which impacted forward prices at natural gas receipt and delivery points, primarily in the Northeast and Midwest regions.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Withdrawal Schedule and Physical Transportation Transactions
The expected natural gas withdrawals from storage and expected offset to prior hedge losses/gains associated with the transportation portfolio of wholesale gas services are presented in the following table, along with the net operating revenues expected at the time of withdrawal from storage and the physical flow of natural gas between contracted transportation receipt and delivery points. Wholesale gas services' expected net operating revenues exclude storage and transportation demand charges, as well as other variable fuel, withdrawal, receipt, and delivery charges, and exclude estimated profit sharing under asset management agreements. Further, the amounts that are realizable in future periods are based on the inventory withdrawal schedule, planned physical flow of natural gas between the transportation receipt and delivery points, and forward natural gas prices at June 30, 2018. A portion of wholesale gas services' storage inventory and transportation capacity is economically hedged with futures contracts, which results in the realization of substantially fixed net operating revenues.

	Storage withdrawal schedule
	Total storage(a)	Expected net operating gains(b)	Physical transportation transactions – expected net operating gains(c)
	(in mmBtu in millions)	(in millions)	(in millions)
2018	25.9	$4	$10
2019 and thereafter	9.0	4	34
Total at June 30, 2018	34.9	$8	$44

(a)	At June 30, 2018, the WACOG of wholesale gas services' expected natural gas withdrawals from storage was $2.51 per mmBtu.

(b)
Represents expected operating gains from planned storage withdrawals associated with existing inventory positions and could change as wholesale gas services adjusts its daily injection and withdrawal plans in response to changes in future market conditions and forward NYMEX price fluctuations.

(c)
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
Second Quarter 2018 vs. Second Quarter 2017
In the second quarter 2018, net income increased $5 million, or 55.6%, compared to the corresponding period in 2017. This increase primarily relates to a $6 million increase in adjusted operating margin primarily due to the Dalton Pipeline being placed in service in August 2017 and a $2 million net increase in earnings from equity method investments in SNG, PennEast Pipeline, and Horizon Pipeline, partially offset by an increase in interest expense due to lower amounts capitalized after the Dalton Pipeline was placed in service.
Year-to-Date 2018 vs. Year-to-Date 2017
For year-to-date 2018, net income increased $13 million, or 52.0%, compared to the corresponding period in 2017. This increase primarily relates to a $13 million increase in adjusted operating margin primarily due to the Dalton

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pipeline being placed in service in August 2017, lower costs at the storage facilities, and a $6 million net increase in earnings from equity method investments in SNG, PennEast Pipeline, and Horizon Pipeline, partially offset by an increase in interest expense due to lower interest capitalized after the Dalton Pipeline was placed in service.
All Other
All other includes Southern Company Gas' investment in Triton, AGL Services Company, and Southern Company Gas Capital, as well as various corporate operating expenses that are not allocated to the reportable segments and interest income (expense) associated with affiliate financing arrangements.
Second Quarter 2018 vs. Second Quarter 2017
In the second quarter 2018, net income decreased $15 million compared to the corresponding period in 2017. This decrease primarily reflects a $6 million increase in operating expenses that includes $4 million of disposition-related costs, a $2 million increase in interest expense, net of amounts capitalized primarily due to new debt issuances and additional commercial paper borrowings, and a $4 million increase in income taxes due to tax allocation changes.
Year-to-Date 2018 vs. Year-to-Date 2017
For year-to-date 2018, net income decreased $32 million compared to the corresponding period in 2017. This decrease primarily reflects a $23 million increase in operating expenses and a $6 million increase in interest expense. The increase in operating expenses primarily reflects a $12 million increase in compensation expense resulting from the adoption of the new paid time off policy and $6 million of disposition-related costs. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters" of Southern Company Gas in Item 7 of the Form 10-K for additional information on the new paid time off policy. The increase in interest expense was primarily associated with new debt issuances and additional commercial paper borrowings.
Segment Reconciliations
Reconciliations of operating income to adjusted operating margin for the second quarter 2018 and 2017 are reflected in the following tables. See Note (L) to the Condensed Financial Statements herein for additional information.

	Second Quarter 2018
	Gas Distribution Operations	Gas Marketing Services	Wholesale Gas Services	Gas Midstream Operations	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$133	$(39)	$(30)	$(1)	$(14)	$—	$49
Other operating expenses(a)	319	87	14	14	15	(1)	448
Revenue tax expense(b)	(23)	—	—	—	—	—	(23)
Adjusted Operating Margin	$429	$48	$(16)	$13	$1	$(1)	$474

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Second Quarter 2017
	Gas Distribution Operations	Gas Marketing Services	Wholesale Gas Services	Gas Midstream Operations	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$125	$9	$(27)	$(6)	$(6)	$—	$95
Other operating expenses(a)	302	48	14	13	9	(3)	383
Revenue tax expense(b)	(18)	—	—	—	—	—	(18)
Adjusted Operating Margin	$409	$57	$(13)	$7	$3	$(3)	$460

	Year-to-Date 2018
	Gas Distribution Operations	Gas Marketing Services	Wholesale Gas Services	Gas Midstream Operations	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$366	$(6)	$111	$—	$(35)	$—	$436
Other operating expenses(a)	693	181	36	29	37	(4)	972
Revenue tax expense(b)	(73)	—	—	—	—	—	(73)
Adjusted Operating Margin	$986	$175	$147	$29	$2	$(4)	$1,335

	Year-to-Date 2017
	Gas Distribution Operations	Gas Marketing Services	Wholesale Gas Services	Gas Midstream Operations	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$352	$61	$89	$(9)	$(9)	$—	$484
Other operating expenses(a)	664	101	29	25	14	(5)	828
Revenue tax expense(b)	(65)	—	—	—	—	—	(65)
Adjusted Operating Margin	$951	$162	$118	$16	$5	$(5)	$1,247

(a)	Includes other operations and maintenance, depreciation and amortization, taxes other than income taxes, goodwill impairment, and loss on disposition.

(b)	Nicor Gas' revenue tax expenses, which are passed through directly to customers.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Company Gas' future earnings potential. The level of Southern Company Gas' future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Company Gas' primary business of natural gas distribution and its complementary businesses in the gas marketing services, wholesale gas services, and gas midstream operations sectors. These factors include Southern Company Gas' ability to maintain a constructive regulatory environment that allows for the timely recovery of prudently-incurred costs, the completion and subsequent operation of ongoing infrastructure and other construction projects, creditworthiness of customers, its ability to optimize its transportation and storage positions, and its ability to re-contract storage rates at favorable prices.
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
On June 4, 2018, Southern Company Gas completed the stock sale of Pivotal Home Solutions to American Water Enterprises LLC. For year-to-date 2018, net income attributable to Pivotal Home Solutions, exclusive of the loss on the disposition and the related goodwill impairment charge, was immaterial. Southern Company Gas and American Water Enterprises LLC entered into a transition services agreement whereby Southern Company Gas will provide certain administrative and operational services through no later than February 3, 2019.
On July 1, 2018, a Southern Company Gas subsidiary, Pivotal Utility Holdings, completed the sales of the assets of two of its natural gas distribution utilities, Elizabethtown Gas and Elkton Gas, to South Jersey Industries, Inc. For year-to-date 2018, net income attributable to Elizabethtown Gas and Elkton Gas was $26 million. However, due to the seasonal nature of the natural gas business and other factors including, but not limited to, weather, regulation, competition, customer demand, and general economic conditions, the year-to-date 2018 net income is not necessarily indicative of the results to be expected for any other period. Southern Company Gas and South Jersey Industries, Inc. entered into transition services agreements whereby Southern Company Gas will provide certain administrative and operational services through no later than January 31, 2020.
On July 29, 2018, Southern Company Gas and its wholly-owned direct subsidiary, NUI Corporation, completed the stock sale of Pivotal Utility Holdings, which primarily consisted of Florida City Gas, to NextEra Energy. For year-to-date 2018, net income attributable to Florida City Gas was $8 million. However, due to the seasonal nature of the natural gas business and other factors including, but not limited to, weather, regulation, competition, customer demand, and general economic conditions, the year-to-date 2018 net income is not necessarily indicative of the results to be expected for any other period. Southern Company Gas and NextEra Energy entered into a transition services agreement whereby Southern Company Gas will provide certain administrative and operational services through no later than July 29, 2020.
See Note (J) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information on these dispositions. See OVERVIEW – "Seasonality of Results" for additional information on seasonality.
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
Riders
On April 19, 2018, the Illinois Commission approved Nicor Gas' variable income tax adjustment rider. This rider provides for refund or recovery of changes in income tax expense that result from income tax rates that differ from those used in Nicor Gas' last rate case. Customer refunds began on July 1, 2018 related to the January 1, 2018 through May 4, 2018 impacts of the Tax Reform Legislation. The impact of the Tax Reform Legislation subsequent to May 4, 2018 was addressed in Nicor Gas' approved rehearing request discussed herein under "Settled Base Rate Cases."
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
Base Rate Cases
Settled Base Rate Cases
On February 23, 2018, Atlanta Gas Light revised its annual base rate filing to reflect the impacts of the Tax Reform Legislation and requested a $16 million rate reduction in 2018. On May 15, 2018, the Georgia PSC approved a stipulation for Atlanta Gas Light's annual base rates to remain at the 2017 level for 2018 and 2019, with customer credits of $8 million in each of July 2018 and October 2018 to reflect the impacts of the Tax Reform Legislation. The Georgia PSC maintained Atlanta Gas Light's previously authorized earnings band based on a ROE between 10.55% and 10.95% and increased the allowed equity ratio by 4% to an equity ratio of 55% to address the negative cash flow and credit metric impacts of the Tax Reform Legislation. Additionally, Atlanta Gas Light is required to file a traditional base rate case on or before June 1, 2019 for rates effective January 1, 2020.
On May 2, 2018, the Illinois Commission approved Nicor Gas' rehearing request for revised base rates to incorporate the reduction in the federal income tax rate as a result of the Tax Reform Legislation. The resulting decrease of approximately $44 million in annual base rate revenues became effective May 5, 2018. Nicor Gas' previously-authorized capital structure and ROE of 9.8% were not addressed in the rehearing and remain unchanged. The impact of the Tax Reform Legislation prior to May 5, 2018 was addressed in the variable income tax rider discussed herein under "Riders."
Pending Base Rate Case
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

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other
The Virginia Commission issued an order effective January 1, 2018 that requires utilities in the state to defer as a regulatory liability the impact of the Tax Reform Legislation, including the reduction in the corporate income tax rate to 21% and the impact of the flowback of excess deferred income taxes.
On April 25, 2018, the Virginia Commission issued an order indicating that any proposal beyond a proposed base rate reduction to reflect the cost savings from the Tax Reform Legislation must be made through a general base rate case. Virginia Natural Gas expects to address the cost savings from the Tax Reform Legislation in the third quarter 2018 by filing an annual information form. The Virginia Commission is expected to rule on the impact of the Tax Reform Legislation by the first half of 2019. The ultimate outcome of this matter cannot be determined at this time.
Asset Management Agreements
Upon closing the sales of Elizabethtown Gas and Elkton Gas, an affiliate of South Jersey Industries, Inc. assumed the asset management agreements with wholesale gas services for Elizabethtown Gas and Elkton Gas. See Note (J) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information on these dispositions. For additional information, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Asset Management Agreements" of Southern Company Gas in Item 7 of the Form 10-K.
Regulatory Infrastructure Programs
Southern Company Gas is engaged in various infrastructure programs that update or expand its gas distribution systems to improve reliability and help ensure the safety of its utility infrastructure and recovers in rates its investment and a return associated with these infrastructure programs. Excluding the natural gas distribution utilities sold subsequent to June 30, 2018, infrastructure expenditures incurred in the first six months of 2018 were as follows:

Utility	Program	Year-to-Date 2018
		(in millions)
Nicor Gas	Investing in Illinois	$135
Atlanta Gas Light	Georgia Rate Adjustment Mechanism (GRAM) infrastructure spending	139
Virginia Natural Gas	Steps to Advance Virginia's Energy	24
Total		$298
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
Southern Company Gas owns a 50% interest in a planned LNG liquefaction and storage facility in Jacksonville, Florida. Once construction is complete and the facility is operational, it will be outfitted with a 2.0 million gallon storage tank with the capacity to produce in excess of 120,000 gallons of LNG per day. It is expected to be operational in the third quarter 2018. The ultimate outcome of this matter cannot be determined at this time.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Southern Company Gas in Item 7 of the Form 10-K for additional information. Southern Company Gas' financial condition remained stable at June 30, 2018. Southern Company Gas intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
By regulation, Nicor Gas is restricted, to the extent of its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. Prior to the disposition of Elizabethtown Gas, the New Jersey BPU restricted the amount Elizabethtown Gas could dividend to its parent company to 70% of its quarterly net income. At June 30, 2018, the amount of subsidiary retained earnings and net income restricted to dividend totaled $796 million. These restrictions did not have any impact on Southern Company Gas' ability to meet its cash obligations. Subsequent to the disposition of Elizabethtown Gas, management does not expect the remaining restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.
Net cash provided from operating activities totaled $1.3 billion for the first six months of 2018, an increase of $169 million from the corresponding period in 2017. The increase was primarily due to increased volumes of natural gas sold during the first six months of 2018 as a result of colder weather compared to the prior year, partially offset by higher income tax payments. Net cash used for investing activities totaled $381 million for the first six months of 2018 primarily due to gross property additions related to capital expenditures for infrastructure investments

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

recovered through replacement programs at gas distribution operations and capital contributed to equity method investments in pipelines, partially offset by proceeds from the disposition of Pivotal Home Solutions. Net cash used for financing activities totaled $940 million for the first six months of 2018 primarily due to net repayments of commercial paper borrowings, the redemption of gas facility revenue bonds, and a common stock dividend payment to Southern Company. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first six months of 2018 include the reclassification of $2.3 billion and $412 million in total assets and liabilities held for sale, respectively, associated with Elizabethtown Gas, Elkton Gas, and Florida City Gas as described in Note (J) to the Condensed Financial Statements herein under "Southern Company Gas" and "Assets Held for Sale," a decrease of $295 million in natural gas for sale, net of temporary LIFO liquidation, due to the use of stored natural gas, and a $515 million decrease in notes payable primarily related to net repayments of commercial paper borrowings. Other significant balance sheet changes include decreases of $71 million in accounts payable as well as $156 million and $61 million in energy marketing receivables and payables, respectively, due to lower natural gas prices and an increase of $462 million in total property, plant, and equipment primarily due to capital expenditures for rate base investments and pre-approved rider and infrastructure investments recovered through replacement programs.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Company Gas in Item 7 of the Form 10-K for a description of Southern Company Gas' capital requirements and contractual obligations. Approximately $155 million will be required through June 30, 2019 to fund maturities of long-term debt. See "Sources of Capital" herein for additional information.
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
Sources of Capital
Southern Company Gas plans to obtain the funds to meet its future capital needs through operating cash flows, external securities issuances, borrowings from financial institutions, and borrowings and equity contributions from Southern Company. In addition, Southern Company Gas plans to utilize the proceeds from the dispositions of Elizabethtown Gas, Elkton Gas, Florida City Gas, and Pivotal Home Solutions to pay the income taxes resulting from the sales, to retire existing debt, and for general corporate purposes. However, the amount, type, and timing of any future financings, if needed, depend upon prevailing market conditions, regulatory approval, and other factors. The issuance of securities by Nicor Gas is generally subject to the approval of the Illinois Commission. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" of Southern Company Gas in Item 7 of the Form 10-K for additional information.
The assets and liabilities associated with Elizabethtown Gas, Elkton Gas, and Florida City Gas are classified as held for sale and recorded as current assets and liabilities on the balance sheet at June 30, 2018 as described in Note (J) to the Condensed Financial Statements herein under "Southern Company Gas" and "Assets Held for Sale." Excluding the assets and liabilities classified as held for sale, Southern Company Gas' current liabilities exceeded current assets by $1.3 billion primarily as a result of $1.0 billion in notes payable. Southern Company Gas' current liabilities frequently exceed current assets because of commercial paper borrowings used to fund daily operations, scheduled maturities of long-term debt, and significant seasonal fluctuations in cash needs. Southern Company Gas

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

intends to utilize operating cash flows, external securities issuances, borrowings from financial institutions, borrowings and equity contributions from Southern Company, and the proceeds from its dispositions to fund its short-term capital needs. Southern Company Gas has substantial cash flow from operating activities and access to the capital markets and financial institutions to meet liquidity needs.
At June 30, 2018, Southern Company Gas had $69 million of cash and cash equivalents. Committed credit arrangements with banks at June 30, 2018 were as follows:

Company	Expires 2022	Unused
	(in millions)
Southern Company Gas Capital(a)	$1,400	$1,395
Nicor Gas	500	500
Total(b)	$1,900	$1,895

(a)	Southern Company Gas guarantees the obligations of Southern Company Gas Capital.

(b)	Pursuant to the credit arrangement, the allocations between Southern Company Gas Capital and Nicor Gas may be adjusted.
See Note 6 to the consolidated financial statements of Southern Company Gas under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
The multi-year credit arrangement of Southern Company Gas Capital and Nicor Gas (Facility) contains a covenant that limits the ratio of debt to capitalization (as defined in the Facility) to a maximum of 70% for each of Southern Company Gas and Nicor Gas and contains a cross-acceleration provision to other indebtedness (including guarantee obligations) of the applicable company. Such cross-acceleration provision to other indebtedness would trigger an event of default of the applicable company if Southern Company Gas or Nicor Gas defaulted on indebtedness, the payment of which was then accelerated. At June 30, 2018, both companies were in compliance with such covenant. The Facility does not contain a material adverse change clause at the time of borrowings.
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
Details of short-term borrowings were as follows:

	Short-Term Debt at June 30, 2018		Short-Term Debt During the Period(a)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
Commercial paper:	(in millions)		(in millions)		(in millions)
Southern Company Gas Capital	$573	2.4%	$709	2.4%	$855
Nicor Gas	154	2.3%	104	2.2%	180
Short-term loans:
Southern Company Gas(b)	276	2.8%	111	2.7%	276
Total	$1,003	2.5%	$924	2.4%

(a)	Average and maximum amounts are based upon daily balances during the three-month period ended June 30, 2018.

(b)	Subsequent to June 30, 2018, Southern Company Gas repaid all $276 million of short-term loans.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Southern Company Gas believes the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and operating cash flows.
Additionally, Pivotal Utility Holdings redeemed five series of gas facility revenue bonds issued under loan agreements with the New Jersey Economic Development Authority and Brevard County, Florida totaling $200 million during the second quarter 2018. See "Financing Activities" herein for additional information regarding the redemption of these bonds.
Credit Rating Risk
Southern Company Gas does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change below BBB- and/or Baa3. These contracts are for physical gas purchases and sales and energy price risk management. The maximum potential collateral requirement under these contracts at June 30, 2018 was approximately $10 million.
Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, a credit rating downgrade could impact the ability of Southern Company Gas to access capital markets and would be likely to impact the cost at which it does so.
As a result of the Tax Reform Legislation, certain financial metrics, such as the funds from operations to debt percentage, used by the credit rating agencies to assess Southern Company and its subsidiaries, including Southern Company Gas, may be negatively impacted. Southern Company Gas and certain of its subsidiaries are taking actions to mitigate the resulting impacts, which, among other alternatives, include adjusting capital structure. Absent actions by Southern Company and its subsidiaries that fully mitigate the impacts, Southern Company Gas', Southern Company Gas Capital's, and Nicor Gas' credit ratings could be negatively affected. The Georgia PSC's May 15, 2018 approval of a stipulation for Atlanta Gas Light's annual rate adjustment maintained the previously authorized earnings band and increased the equity ratio to address the negative cash flow and credit metric impacts of the Tax Reform Legislation. See Note 3 to the financial statements of Southern Company Gas under "Regulatory Matters" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Southern Company Gas" herein for additional information.
Financing Activities
The long-term debt on Southern Company Gas' balance sheets includes both principal and non-principal components. As of June 30, 2018, the non-principal components totaled $483 million, which consisted of the unamortized portions of the fair value adjustment recorded in purchase accounting, debt premiums, debt discounts, and debt issuance costs.
On January 4, 2018, Southern Company Gas issued a floating rate promissory note to Southern Company in an aggregate principal amount of $100 million bearing interest based on one-month LIBOR. On March 28, 2018, Southern Company Gas repaid this promissory note.
In the second quarter 2018, Pivotal Utility Holdings caused $200 million aggregate principal amount of gas facility revenue bonds to be redeemed. Also in the second quarter 2018, Pivotal Utility Holdings, as borrower, and Southern Company Gas, as guarantor, entered into a $181 million short-term delayed draw floating rate bank term loan bearing interest based on one-month LIBOR, which Pivotal Utility Holdings used to repay the gas facility revenue bonds. Subsequent to June 30, 2018, Pivotal Utility Holdings repaid this short-term loan.
In May 2018, Southern Company Gas Capital borrowed $95 million pursuant to a short-term uncommitted bank credit arrangement, guaranteed by Southern Company Gas, bearing interest at a rate agreed upon by Southern Company Gas Capital and the bank from time to time and payable on no less than 30 days' demand by the bank. The proceeds of the loan were used to pay down short-term debt. Subsequent to June 30, 2018, Southern Company Gas Capital repaid this loan.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent to June 30, 2018, Nicor Gas agreed to issue $300 million aggregate principal amount of first mortgage bonds in a private placement, $100 million of which is expected to be issued in August 2018 and $200 million of which is expected to be issued in November 2018.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Company Gas plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.
Market Price Risk
Other than the items discussed below, there were no material changes to Southern Company Gas' disclosures about market price risk during the second quarter 2018. For an in-depth discussion of Southern Company Gas' market price risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of Southern Company Gas in Item 7 of the Form 10-K. Also see Notes (D) and (I) to the Condensed Financial Statements herein for information relating to derivative instruments.
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

	Second Quarter 2018	Second Quarter 2017	Year-to-Date 2018	Year-to-Date 2017
	(in millions)
Contracts outstanding at beginning of period, assets (liabilities), net	$(70)	$64	$(106)	$12
Contracts realized or otherwise settled	2	(20)	51	(16)
Current period changes(a)	(22)	7	(35)	55
Contracts outstanding at the end of period, assets (liabilities), net	$(90)	$51	$(90)	$51
Netting of cash collateral	183	71	183	71
Cash collateral and net fair value of contracts outstanding at end of period(b)	$93	$122	$93	$122

(a)	Current period changes also include the fair value of new contracts entered into during the period, if any.

(b)
Net fair value of derivative contracts outstanding excludes premium and the intrinsic value associated with weather derivatives of $3 million at June 30, 2018 and includes premium and the intrinsic value associated with weather derivatives of $11 million at June 30, 2017.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The maturities of Southern Company Gas' energy-related derivative contracts at June 30, 2018 were as follows:

		Fair Value Measurements
		June 30, 2018
	Total Fair Value	Maturity
		Year 1	Years 2 & 3	Years 4 and thereafter
	(in millions)
Level 1(a)	$(135)	$(24)	$(77)	$(34)
Level 2(b)	45	13	33	(1)
Fair value of contracts outstanding at end of period(c)	$(90)	$(11)	$(44)	$(35)

(a)	Valued using NYMEX futures prices.

(b)
Valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.

(c)	Excludes cash collateral of $183 million as well as premium and associated intrinsic value associated with weather derivatives of $3 million at June 30, 2018.

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

Registrant	Applicable Notes
Southern Company	A, B, C, D, E, F, G, H, I, J, K, L
Alabama Power	A, B, C, D, F, G, H, I
Georgia Power	A, B, C, D, F, G, H, I
Gulf Power	A, B, C, D, F, G, H, I, J
Mississippi Power	A, B, C, D, F, G, H, I
Southern Power	A, B, C, D, E, F, G, H, I, J, K
Southern Company Gas	A, B, C, D, F, G, H, I, J, K, L

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED FINANCIAL STATEMENTS:
(UNAUDITED)

(A)	INTRODUCTION
The condensed quarterly financial statements of each registrant included herein have been prepared by such registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2017 have been derived from the audited financial statements of each registrant. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended June 30, 2018 and 2017. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

ASC 606 provided additional clarity on financial statement presentation that resulted in reclassifications into other revenues and other operations and maintenance from other income/(expense), net at Alabama Power and Georgia Power related to certain unregulated sales of products and services. In addition, contract assets related to Southern Company's unregulated distributed generation business have been reclassified from unbilled revenue in accordance with the guidance in ASC 606. These reclassifications did not affect the timing or amount of revenues recognized or cash flows. ASC 606 also provided additional guidance on over-time revenue recognition, resulting in a change in the timing of revenue recognized from guaranteed and fixed billing arrangements at Southern Company Gas. The changes in natural gas revenues recognized in the second quarter and year-to-date 2018 relate primarily to the seasonal nature of natural gas usage.
The net impact of accounting for revenue under ASC 606 decreased Southern Company's consolidated net income by $5 million for the three months ended June 30, 2018 and increased Southern Company's consolidated net income by $5 million for the six months ended June 30, 2018.
The specific impacts of applying ASC 606 to revenues from contracts with customers on the financial statements of Southern Company, Alabama Power, Georgia Power, and Southern Company Gas compared to previously recognized guidance is shown below.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
Condensed Statements of Income	As Reported	Balances Without Adoption of ASC 606	Effect of Change	As Reported	Balances Without Adoption of ASC 606	Effect of Change
	(in millions)			(in millions)
Southern Company
Natural gas revenues	$706	$713	$(7)	$2,314	$2,307	$7
Other revenues	395	393	2	808	805	3
Other operations and maintenance	1,559	1,546	13	3,008	2,985	23
Operating income	63	81	(18)	1,439	1,452	(13)
Other income (expense), net	78	67	11	138	118	20
Earnings (loss) before income taxes	(266)	(259)	(7)	784	777	7
Income taxes (benefit)	(139)	(137)	(2)	(25)	(27)	2
Consolidated net income (loss)	(127)	(122)	(5)	809	804	5
Consolidated net income (loss) attributable to Southern Company	(154)	(149)	(5)	784	779	5

Alabama Power
Other revenues	$69	$60	$9	$131	$114	$17
Other operations and maintenance	402	391	11	788	767	21
Operating income	380	382	(2)	752	756	(4)
Other income (expense), net	12	10	2	15	11	4

Georgia Power
Other revenues	$120	$97	$23	$227	$189	$38
Other operations and maintenance	457	437	20	863	828	35
Operating income (loss)	(472)	(475)	3	41	38	3
Other income (expense), net	35	38	(3)	73	76	(3)

Southern Company Gas
Natural gas revenues	$710	$717	$(7)	$2,341	$2,334	$7
Operating income	49	56	(7)	436	429	7
Earnings before income taxes	24	31	(7)	407	400	7
Income taxes	55	57	(2)	159	157	2
Net income (loss)	(31)	(26)	(5)	248	243	5

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	For the Six Months Ended June 30, 2018
Condensed Statements of Cash Flows	As Reported	Balances Without Adoption of ASC 606	Effect of Change
	(in millions)
Southern Company
Consolidated net income	$809	$804	$5
Changes in certain current assets and liabilities:
Receivables	94	99	(5)
Other current assets	(40)	(45)	5
Accrued taxes	213	215	(2)
Other current liabilities	125	118	7

Georgia Power
Changes in certain current assets and liabilities:
Receivables	$(103)	$(75)	$(28)
Other current assets	25	(3)	28

Southern Company Gas
Net income	$248	$243	$5
Changes in certain current assets and liabilities:
Accrued taxes	38	40	(2)
Other current liabilities	24	17	7

	At June 30, 2018
Condensed Balance Sheets	As Reported	Balances Without Adoption of ASC 606	Effect of Change
	(in millions)
Southern Company
Unbilled revenues	$769	$824	$(55)
Other accounts and notes receivable	621	622	(1)
Other current assets	172	116	56
Accrued taxes	544	542	2
Other current liabilities	808	815	(7)
Retained earnings	8,494	8,489	5

Southern Company Gas
Accrued income taxes	$86	$84	$2
Other current liabilities	143	150	(7)
Accumulated deficit	(202)	(207)	5
Other
In 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). ASU 2016-18 eliminates the need to reflect transfers between cash and restricted cash in operating, investing, and financing activities in the statements of cash flows. In addition, the net change in cash and cash

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs and requires the other components of net periodic pension and postretirement benefit costs to be separately presented in the statements of income outside of income from operations. Additionally, only the service cost component is eligible for capitalization, when applicable. The registrants adopted ASU 2017-07 effective January 1, 2018 with no material impact on their financial statements. ASU 2017-07 has been applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit costs in the statements of income for Southern Company, the traditional electric operating companies, and Southern Company Gas. Since Southern Power did not participate in the qualified pension and postretirement benefit plans until December 2017, no retrospective presentation of Southern Power's net periodic benefits costs is required. The requirement to limit capitalization to the service cost component of net periodic benefit costs has been applied on a prospective basis from the date of adoption for all registrants. The presentation changes resulted in a decrease in operating income and an increase in other income for the three and six months ended June 30, 2018 and 2017 for Southern Company, the traditional electric operating companies, and Southern Company Gas.
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
Asset Retirement Obligations
See Note 1 to the financial statements of Southern Company and the traditional electric operating companies under "Asset Retirement Obligations and Other Costs of Removal" in Item 8 of the Form 10-K for additional information regarding each company's AROs and the EPA's Disposal of Coal Combustion Residuals from Electric Utilities final rule (CCR Rule).

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

As of June 30, 2018, details of the AROs, including those related to the CCR Rule, included in the condensed balance sheets of Southern Company, Alabama Power, and Mississippi Power were as follows:

	Southern Company	Alabama Power	Mississippi Power
	(in millions)
Balance at December 31, 2017	$4,824	$1,709	$174
Liabilities incurred	1	—	—
Liabilities settled	(97)	(19)	(15)
Accretion	95	41	2
Cash flow revisions	1,493	1,451	15
Reclassification to held for sale	(148)	—	—
Balance at June 30, 2018	$6,168	$3,182	$176
In June 2018, Alabama Power recorded an increase of approximately $1.2 billion to its AROs related to the CCR Rule. The revised cost estimates as of June 30, 2018 are based on information from feasibility studies performed on ash ponds in use at plants operated by Alabama Power, including a plant jointly-owned by Mississippi Power. During the second quarter 2018, Alabama Power's management completed its analysis of these studies which indicated that additional closure costs, primarily related to increases in estimated ash volume, water management requirements, and design revisions, will be required to close these ash ponds under the planned closure-in-place methodology. As a result of these revised cost estimates, in June 2018, Mississippi Power recorded an increase of approximately $11 million to its AROs related to an ash pond at the plant jointly-owned with Alabama Power.
Georgia Power continues to perform engineering studies related to its plans to close the ash ponds at all of its generating plants, including one jointly owned with Gulf Power, in compliance with federal and state CCR rules. Georgia Power also continues to refine its closure strategy and cost estimates for each ash pond and is preparing permit applications as required by the State of Georgia CCR rule. While each of Georgia Power and Gulf Power believes its recorded liability for ash pond closures appropriately reflects its obligations under the current closure strategies it has elected, changes to such strategies and cost estimates would likely result in additional closure costs which would increase each of Georgia Power's and Gulf Power's ARO liability. It is not currently possible to determine the magnitude of an increase related to a change in closure strategies nor an increase related to ongoing engineering studies for the current closure strategies, and the timing of future cash outflows are indeterminable at this time. As permit applications advance, engineering studies continue, and the timing of ash pond closures develop further on a plant-by-plant basis during the second half of 2018 and in the future, Georgia Power will record any changes as necessary to its ARO liability, which could be material. Georgia Power expects to continue to periodically update these cost estimates as necessary, which could change further as additional information becomes available. Gulf Power will record any incremental AROs, which could be material, related to its share of Plant Scherer Unit 3, which is co-owned with Georgia Power, once Georgia Power further refines its cost estimate of the impact on its ARO liability.
As further analysis is performed and closure details are developed with respect to ash pond closures, the traditional electric operating companies expect to periodically update their cost estimates as necessary. Absent continued recovery of ARO costs through regulated rates, Southern Company's and the traditional electric operating companies' results of operations, cash flows, and financial condition could be materially impacted. The ultimate outcome of this matter cannot be determined at this time.
In June 2018, Alabama Power completed an updated decommissioning cost site study for Plant Farley. The estimated cost of decommissioning based on the study resulted in an increase in Southern Company's and Alabama Power's ARO liability of approximately $300 million. See "Nuclear Decommissioning" below for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The reclassification of a portion of the ARO liability to liabilities held for sale by Southern Company represents the AROs related to Gulf Power. See Note (J) under "Southern Company's Sale of Gulf Power" and "Assets Held for Sale" for additional information.
Nuclear Decommissioning
See Note 1 to the financial statements of Southern Company and Alabama Power under "Nuclear Decommissioning" in Item 8 of the Form 10-K for additional information.
In June 2018, Alabama Power completed an updated decommissioning cost site study for Plant Farley. The estimated costs of decommissioning based on the 2018 site study are as follows:

Decommissioning periods:
Beginning year	2037
Completion year	2076

(in millions)
Site study costs:
Radiated structures	$1,621
Non-radiated structures	99
Total site study costs	$1,720
The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from the above estimates because of changes in the assumed date of decommissioning, changes in NRC requirements, or changes in the assumptions used in making these estimates.
For ratemaking purposes, Alabama Power's decommissioning costs are based on the site study. Significant assumptions used to determine these costs for ratemaking were an inflation rate of 4.5% and a trust earnings rate of 7.0%. The next site study is expected to be completed in 2023.
Amounts previously contributed to the external trust funds are currently projected to be adequate to meet the updated decommissioning obligations. Alabama Power will continue to provide site specific estimates of the decommissioning costs and related projections of funds in the external trust to the Alabama PSC and, if necessary, would seek the Alabama PSC's approval to address any changes in a manner consistent with the NRC and other applicable requirements.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Goodwill and Other Intangible Assets
The following table presents year-to-date changes in goodwill balances for Southern Company and Southern Company Gas:

	Goodwill
	Southern Company		Southern Company Gas
			Gas Distribution Operations	Gas Marketing Services	Total
	(in millions)
Balance at December 31, 2017	$6,268		$4,702	$1,265	$5,967
Impairment(a)	(42)		—	(42)	(42)
Sale of Pivotal Home Solutions(a)	(242)		—	(242)	(242)
Reclassification to held for sale(b)	(668)		(668)	—	(668)
Balance at June 30, 2018	$5,315	(c)	$4,034	$981	$5,015

(a)
On April 11, 2018, Southern Company Gas entered into a stock purchase agreement for the sale of Pivotal Home Solutions. In contemplation of the transaction, a goodwill impairment charge of $42 million was recorded in the first quarter 2018. On June 4, 2018, Southern Company Gas and Pivotal Home Solutions completed this transaction. See Note (J) under "Southern Company Gas" for additional information.

(b)
Reflects goodwill associated with Elizabethtown Gas, Elkton Gas, and Florida City Gas, which were sold subsequent to June 30, 2018. See Note (J) under "Southern Company Gas" and "Assets Held for Sale" for additional information.

(c)	Total does not add due to rounding.
Goodwill is not amortized but is subject to an annual impairment test during the fourth quarter of each year or more frequently if impairment indicators arise.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Other intangible assets were as follows:

	At June 30, 2018			At December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Other intangible assets subject to amortization:
Customer relationships(*)	$223	$(79)	$144	$288	$(83)	$205
Trade names(*)	70	(17)	53	159	(17)	142
Storage and transportation contracts	64	(44)	20	64	(34)	30
PPA fair value adjustments	456	(60)	396	456	(47)	409
Other	19	(5)	14	17	(5)	12
Total other intangible assets subject to amortization	$832	$(205)	$627	$984	$(186)	$798
Other intangible assets not subject to amortization:
Federal Communications Commission licenses	75	—	75	75	—	75
Total other intangible assets	$907	$(205)	$702	$1,059	$(186)	$873

Southern Power
Other intangible assets subject to amortization:
PPA fair value adjustments	$456	$(60)	$396	$456	$(47)	$409

Southern Company Gas
Other intangible assets subject to amortization:
Gas marketing services(*)
Customer relationships	$156	$(71)	$85	$221	$(77)	$144
Trade names	26	(6)	20	115	(9)	106
Wholesale gas services
Storage and transportation contracts	64	(44)	20	64	(34)	30
Total other intangible assets subject to amortization	$246	$(121)	$125	$400	$(120)	$280

(*)	Balances as of June 30, 2018 reflect Southern Company Gas' sale of Pivotal Home Solutions. See Note (J) under "Southern Company Gas – Sale of Pivotal Home Solutions" for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Amortization associated with other intangible assets was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2018
	(in millions)
Southern Company	$23	$50
Southern Power	$6	$13
Southern Company Gas	$14	$31
Restricted Cash
The registrants adopted ASU 2016-18 as of January 1, 2018. See "Recently Adopted Accounting Standards – Other" herein for additional information.
At December 31, 2017, Southern Power had restricted cash primarily related to certain acquisitions and construction projects. At both June 30, 2018 and December 31, 2017, Southern Company Gas had restricted cash held as collateral for worker's compensation, life insurance, and long-term disability insurance.
The following tables provide a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that total to the amounts shown in the condensed statements of cash flows for the registrants that had restricted cash at June 30, 2018 and/or December 31, 2017:

	Southern Company	Southern Company Gas
	(in millions)
At June 30, 2018
Cash and cash equivalents	$1,980	$69
Cash and cash equivalents classified as assets held for sale	31	—
Restricted cash:
Other accounts and notes receivable	6	6
Total cash, cash equivalents, and restricted cash	$2,017	$75

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
At December 31, 2017
Cash and cash equivalents	$2,130	$129	$73
Restricted cash:
Other accounts and notes receivable	5	—	5
Deferred charges and other assets	12	11	—
Total cash, cash equivalents, and restricted cash	$2,147	$140	$78
Natural Gas for Sale
Southern Company Gas' natural gas distribution utilities, with the exception of Nicor Gas, carry natural gas inventory on a WACOG basis.
Nicor Gas' natural gas inventory is carried at cost on a LIFO basis. Inventory decrements occurring during the year that are restored prior to year end are charged to cost of natural gas at the estimated annual replacement cost. Inventory decrements that are not restored prior to year end are charged to cost of natural gas at the actual LIFO

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

cost of the inventory layers liquidated. Southern Company Gas' inventory decrement at June 30, 2018 is expected to be restored prior to year end. The cost of natural gas, including inventory costs, is recovered from customers under a purchased gas recovery mechanism adjusted for differences between actual costs and amounts billed; therefore, LIFO liquidations have no impact on Southern Company's or Southern Company Gas' net income.
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
Hypothetical Liquidation at Book Value
Southern Power has consolidated renewable generation projects that are partially funded by a third-party tax equity investor. The related contractual provisions represent profit-sharing arrangements because the allocations of cash distributions and tax benefits are not based on fixed ownership percentages. Therefore, the noncontrolling interest is accounted for under a balance sheet approach utilizing the hypothetical liquidation at book value (HLBV) method. The HLBV method calculates each partner's share of income based on the change in net equity the partner can legally claim in a hypothetical liquidation at the end of the period compared to the beginning of the period.

(B)	CONTINGENCIES AND REGULATORY MATTERS
See Note 3 to the financial statements of the registrants in Item 8 of the Form 10-K for information relating to various lawsuits, other contingencies, and regulatory matters.
General Litigation Matters
Each registrant is subject to certain claims and legal actions arising in the ordinary course of business. In addition, the business activities of Southern Company's subsidiaries are subject to extensive governmental regulation related to public health and the environment, such as laws and regulations governing air, water, land, and protection of natural resources. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental laws and regulations has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
The ultimate outcome of such pending or potential litigation against each registrant and any subsidiaries cannot be predicted at this time; however, for current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on such registrant's financial statements.
Southern Company
In January 2017, a putative securities class action complaint was filed against Southern Company, certain of its officers, and certain former Mississippi Power officers in the U.S. District Court for the Northern District of Georgia, Atlanta Division, by Monroe County Employees' Retirement System on behalf of all persons who purchased shares of Southern Company's common stock between April 25, 2012 and October 29, 2013. The complaint alleges that Southern Company, certain of its officers, and certain former Mississippi Power officers made materially false and misleading statements regarding the Kemper County energy facility in violation of certain provisions under the Securities Exchange Act of 1934, as amended. The complaint seeks, among other things, compensatory damages and litigation costs and attorneys' fees. In June 2017, the plaintiffs filed an amended complaint that provided additional detail about their claims, increased the purported class period by one day, and added certain other former Mississippi Power officers as defendants. In July 2017, the defendants filed a motion to dismiss the plaintiffs' amended complaint with prejudice, to which the plaintiffs filed an opposition in September 2017. On March 29, 2018, the U.S. District Court for the Northern District of Georgia, Atlanta Division, issued an

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

order granting, in part, the defendants' motion to dismiss. The court dismissed certain claims against certain officers of Southern Company and Mississippi Power and dismissed the allegations related to a number of the statements that plaintiffs challenged as being false or misleading. On April 26, 2018, the defendants filed a motion for reconsideration of the court's order, seeking dismissal of the remaining claims in the lawsuit.
In February 2017, Jean Vineyard filed a shareholder derivative lawsuit and, in May 2017, Judy Mesirov filed a shareholder derivative lawsuit, each in the U.S. District Court for the Northern District of Georgia. Each of these lawsuits names as defendants Southern Company, certain of its directors, certain of its officers, and certain former Mississippi Power officers. In August 2017, these two shareholder derivative lawsuits were consolidated in the U.S. District Court for the Northern District of Georgia. The complaints allege that the defendants caused Southern Company to make false or misleading statements regarding the Kemper County energy facility cost and schedule. Further, the complaints allege that the defendants were unjustly enriched and caused the waste of corporate assets and also allege that the individual defendants violated their fiduciary duties. Each plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and, on each plaintiff's own behalf, attorneys' fees and costs in bringing the lawsuit. Each plaintiff also seeks certain changes to Southern Company's corporate governance and internal processes. On April 25, 2018, the court entered an order staying this lawsuit until 30 days after the resolution of any dispositive motions or any settlement, whichever is earlier, in the putative securities class action.
In May 2017, Helen E. Piper Survivor's Trust filed a shareholder derivative lawsuit in the Superior Court of Gwinnett County, State of Georgia that names as defendants Southern Company, certain of its directors, certain of its officers, and certain former Mississippi Power officers. The complaint alleges that the individual defendants, among other things, breached their fiduciary duties in connection with schedule delays and cost overruns associated with the construction of the Kemper County energy facility. The complaint further alleges that the individual defendants authorized or failed to correct false and misleading statements regarding the Kemper County energy facility schedule and cost and failed to implement necessary internal controls to prevent harm to Southern Company. The plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and disgorgement of profits and, on its behalf, attorneys' fees and costs in bringing the lawsuit. The plaintiff also seeks certain unspecified changes to Southern Company's corporate governance and internal processes. The court entered an order staying this lawsuit until 30 days after the resolution of any dispositive motions or any settlement, whichever is earlier, in the putative securities class action.
Southern Company believes these legal challenges have no merit; however, an adverse outcome in any of these proceedings could have an impact on Southern Company's results of operations, financial condition, and liquidity. Southern Company will vigorously defend itself in these matters, the ultimate outcome of which cannot be determined at this time.
Alabama Power
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
Georgia Power
In 2011, plaintiffs filed a putative class action against Georgia Power in the Superior Court of Fulton County, Georgia alleging that Georgia Power's collection in rates of municipal franchise fees (all of which are remitted to municipalities) exceeded the amounts allowed in orders of the Georgia PSC and alleging certain state tort law claims. In 2016, the Georgia Court of Appeals reversed the trial court's previous dismissal of the case and remanded the case to the trial court. Georgia Power filed a petition for writ of certiorari with the Georgia Supreme Court, which was granted in August 2017. On June 18, 2018, the Georgia Supreme Court affirmed the judgment of the

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Georgia Court of Appeals and the case has been remanded to the trial court for further proceedings. Georgia Power believes the plaintiffs' claims have no merit and intends to vigorously defend itself in this matter. The amount of any possible losses cannot be calculated at this time because, among other factors, it is unknown whether any class will ultimately be certified; the scope of such a class, if certified; and whether any losses would be subject to recovery from any municipalities. The ultimate outcome of this matter cannot be determined at this time.
Mississippi Power
In 2016, a complaint against Mississippi Power was filed in Harrison County Circuit Court (Circuit Court) by Biloxi Freezing & Processing Inc., Gulfside Casino Partnership, and John Carlton Dean, which was amended and refiled to include, among other things, Southern Company as a defendant. The individual plaintiff alleged that Mississippi Power and Southern Company violated the Mississippi Unfair Trade Practices Act. All plaintiffs alleged that Mississippi Power and Southern Company concealed, falsely represented, and failed to fully disclose important facts concerning the cost and schedule of the Kemper County energy facility and that these alleged breaches unjustly enriched Mississippi Power and Southern Company. The plaintiffs sought unspecified actual damages and punitive damages; asked the Circuit Court to appoint a receiver to oversee, operate, manage, and otherwise control all affairs relating to the Kemper County energy facility; asked the Circuit Court to revoke any licenses or certificates authorizing Mississippi Power or Southern Company to engage in any business related to the Kemper County energy facility in Mississippi; and sought attorney's fees, costs, and interest. The plaintiffs also sought an injunction to prevent any Kemper County energy facility costs from being charged to customers through electric rates. In June 2017, the Circuit Court ruled in favor of motions by Southern Company and Mississippi Power and dismissed the case. In July 2017, the plaintiffs filed notice of an appeal. On July 13, 2018, Mississippi Power and Southern Company reached a settlement agreement with the plaintiffs and the plaintiffs' appeal was dismissed with prejudice. The settlement had no material impact on Southern Company's or Mississippi Power's financial statements.
On May 18, 2018, Southern Company and Mississippi Power received a notice of dispute and arbitration demand filed by Martin Product Sales, LLC (Martin) based on two agreements, both related to Kemper IGCC byproducts for which Mississippi Power provided termination notices in September 2017. Martin alleges breach of contract, breach of good faith and fair dealing, fraud and misrepresentation, and civil conspiracy and makes a claim for damages in the amount of approximately $143 million, as well as additional unspecified damages, attorney's fees, costs, and interest. Southern Company and Mississippi Power believe this legal challenge has no merit; however, an adverse outcome in this proceeding could have a material impact on Southern Company's and Mississippi Power's results of operations, financial condition, and liquidity. Southern Company and Mississippi Power will vigorously defend themselves in this matter, the ultimate outcome of which cannot be determined at this time.
On May 14, 2018, Mississippi Power's claim for lost revenue resulting from the Deepwater Horizon oil spill in the Gulf of Mexico in 2010 was settled. The settlement proceeds of $18 million, net of expenses and income tax, are included in Southern Company's and Mississippi Power's earnings for the second quarter 2018.
Southern Power
Southern Power indirectly owns a 51% membership interest in RE Roserock LLC (Roserock), the owner of the Roserock facility in Pecos County, Texas. Prior to the facility being placed in service in November 2016, certain solar panels were damaged during installation by the construction contractor, McCarthy Building Companies, Inc. (McCarthy), and certain solar panels were damaged by a hail event that also occurred during construction. In May 2017, Roserock filed a lawsuit in the state district court in Pecos County, Texas, (State Court lawsuit) against XL Insurance America, Inc. (XL) and North American Elite Insurance Company (North American Elite) seeking recovery from an insurance policy for damages resulting from the hail storm and McCarthy's installation practices. On June 1, 2018, the court in the State Court lawsuit granted Roserock's motion for partial summary judgment, finding that the insurers were in breach of contract and in violation of the Texas Insurance Code for failing to pay any monies owed for the hail claim. Roserock is working to distinguish its damages between those attributable to the hail event versus damages attributable to installation. In addition to the State Court lawsuit, lawsuits were filed

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

between Roserock and McCarthy, as well as other parties, and that litigation has been consolidated in the U.S. District Court for the Western District of Texas. Southern Power intends to vigorously pursue and defend these matters, the ultimate outcome of which cannot be determined at this time.
Southern Company Gas
Nicor Energy Services Company, doing business as Pivotal Home Solutions, formerly a wholly-owned subsidiary of Southern Company Gas, was a defendant in a putative class action initially filed in 2017 in the state court in Indiana. The plaintiffs purported to represent a class of the customers who purchased products from Nicor Energy Services Company and alleged that the marketing, sale, and billing of the products violated the Indiana Consumer Fraud and Deceptive Business Practices Act, constituting common law fraud and resulting in unjust enrichment of these entities. In 2018, Nicor Energy Services Company was named in a second class action filed in the state court of Ohio asserting nearly identical allegations and legal claims. The plaintiffs sought, on behalf of the classes they purported to represent, actual and punitive damages, interest costs, attorney fees, and injunctive relief. To facilitate the sale of Pivotal Home Solutions, Southern Company Gas retained most of the financial responsibility for these lawsuits following the completion of the sale. On June 12, 2018, the parties settled these claims and Southern Company Gas recorded an $11 million charge, which is reflected in other operations and maintenance expenses on the statements of income.
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
Georgia Power's environmental remediation liability was $25 million and $22 million as of June 30, 2018 and December 31, 2017, respectively. Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected.
Gulf Power's environmental remediation liability includes estimated costs of environmental remediation projects of approximately $48 million and $52 million as of June 30, 2018 and December 31, 2017, respectively. These estimated costs primarily relate to site closure criteria by the Florida Department of Environmental Protection (FDEP) for potential impacts to soil and groundwater from herbicide applications at Gulf Power's substations. The schedule for completion of the remediation projects is subject to FDEP approval.
At June 30, 2018, Southern Company Gas' environmental remediation liability was $305 million based on the estimated cost of environmental investigation and remediation associated with known current and former manufactured gas plant operating sites, with an additional $77 million liability related to Elizabethtown Gas classified as held for sale. At December 31, 2017, Southern Company Gas' total environmental remediation liability was $388 million, of which $85 million related to Elizabethtown Gas. These environmental remediation expenditures are recoverable from customers through rate mechanisms approved by the applicable state regulatory agencies of the natural gas distribution utilities, with the exception of one site representing $2 million of the total accrued remediation costs. See Note (J) under "Southern Company Gas" and "Assets Held for Sale" for additional information.
The ultimate outcome of these matters cannot be determined at this time; however, as a result of the regulatory treatment for environmental remediation expenses described above, the final disposition of these matters is not

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

expected to have a material impact on the financial statements of Southern Company, Georgia Power, Gulf Power, or Southern Company Gas.
FERC Matters
Market-Based Rate Authority
See Note 3 to the financial statements of Southern Company, the traditional electric operating companies, and Southern Power under "FERC Matters" in Item 8 of the Form 10-K for additional information regarding proceedings related to the traditional electric operating companies' and Southern Power's 2014 and 2017 triennial market power analyses.
On May 4, 2018, the FERC issued an order terminating both proceedings, finding that the traditional electric operating companies and Southern Power satisfy the FERC's standards for market-based rates. On May 9, 2018, the traditional electric operating companies and Southern Power made the compliance filing required by the order. These proceedings are essentially concluded.
Open Access Transmission Tariff
On May 10, 2018, the Alabama Municipal Electric Authority and Cooperative Energy filed with the FERC a complaint against SCS and the traditional electric operating companies claiming that the current 11.25% base ROE used in calculating the annual transmission revenue requirements of the traditional electric operating companies' open access transmission tariff is unjust and unreasonable as measured by the applicable FERC standards. The complaint requests that the base ROE be set no higher than 8.65% and that the FERC order refunds for the difference in revenue requirements that results from applying a just and reasonable ROE established in this proceeding upon determining the current ROE is unjust and unreasonable. On June 18, 2018, SCS and the traditional electric operating companies filed their response challenging the adequacy of the showing presented by the complainants and offering support for the current ROE. The ultimate outcome of this matter cannot be determined at this time.
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

Regulatory Clause	Balance Sheet Line Item	June 30, 2018	December 31, 2017
		(in millions)
Rate CNP Compliance	Deferred under recovered regulatory clause revenues	$30	$17
Rate CNP PPA	Deferred under recovered regulatory clause revenues	11	12
Retail Energy Cost Recovery	Deferred under recovered regulatory clause revenues	80	25
	Under recovered regulatory clause revenues	28	—
Natural Disaster Reserve	Other regulatory liabilities, deferred	30	38
On May 1, 2018, the Alabama PSC approved modifications to Rate RSE and other commitments designed to position Alabama Power to address the growing pressure on its credit quality resulting from the Tax Reform Legislation, without increasing retail rates under Rate RSE in the near term. Alabama Power plans to reduce growth in total debt by increasing equity, with corresponding reductions in debt issuances, thereby de-leveraging its capital structure. Alabama Power's goal is to achieve an equity ratio of approximately 55% by the end of 2025. At June 30, 2018, Alabama Power's equity ratio was approximately 46.6%.
Rate RSE
The approved modifications to Rate RSE became effective June 2018 and are applicable for January 2019 billings and thereafter. The modifications include reducing the top of the allowed weighted common equity return (WCER) range from 6.21% to 6.15% and modifications to the refund mechanism applicable to prior year actual results. The modifications to the refund mechanism allow Alabama Power to retain a portion of the revenue that causes the actual WCER for a given year to exceed the allowed range.
Generally, if Alabama Power's actual WCER range is between 6.15% and 7.65%, customers will receive 25% of the amount between 6.15% and 6.65%, 40% of the amount between 6.65% and 7.15%, and 75% of the amount between 7.15% and 7.65%. Customers will receive all amounts in excess of an actual WCER of 7.65%.
In conjunction with these modifications to Rate RSE, on May 8, 2018, Alabama Power consented to a moratorium on any upward adjustments under Rate RSE for 2019 and 2020. Additionally, Alabama Power will return $50 million to customers through bill credits in 2019.
In accordance with an established retail tariff that provides for an interim adjustment to customer billings to recognize the impact of a change in the statutory income tax rate, Alabama Power is returning approximately $257 million to retail customers through bill credits in the second half of 2018 as a result of the change in the federal income tax rate under the Tax Reform Legislation.
Rate ECR
On May 1, 2018, the Alabama PSC approved an increase to Rate ECR from 2.015 cents per KWH to 2.353 cents per KWH effective July 2018 which is expected to result in additional collections of approximately $100 million through December 31, 2018. The approved increase in the Rate ECR factor will have no significant effect on

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Alabama Power's net income, but will increase operating cash flows related to fuel cost recovery in 2018. The rate will return to 5.910 cents per KWH in 2019, absent a further order from the Alabama PSC.
Accounting Order
On May 1, 2018, the Alabama PSC approved an accounting order that authorizes Alabama Power to defer the benefits of federal excess deferred income taxes associated with the Tax Reform Legislation for the year ending December 31, 2018 as a regulatory liability and to use up to $30 million of such deferrals to offset under recovered amounts under Rate ECR. Any remaining amounts will be used for the benefit of customers as determined by the Alabama PSC. As of June 30, 2018, Alabama Power had applied approximately $30 million of such deferrals to offset the under recovered balance under Rate ECR and expects the total deferrals for the year ending December 31, 2018 to be approximately $50 million. See Note 5 to the financial statements of Southern Company and Alabama Power under "Federal Tax Reform Legislation" and of Alabama Power under "Current and Deferred Income Taxes" in Item 8 of the Form 10-K for additional information.
Plant Greene County
Alabama Power jointly owns Plant Greene County with an affiliate, Mississippi Power. See Note 4 to the financial statements of Alabama Power in Item 8 of the Form 10-K for additional information regarding the joint ownership agreement. On August 6, 2018, Mississippi Power filed its proposed Reserve Margin Plan (RMP) with the Mississippi PSC, which proposes a 4-year acceleration of the retirement of Plant Greene County Units 1 and 2 to the third quarter 2021 and the third quarter 2022, respectively. Mississippi Power's proposed Plant Greene County unit retirements would require the completion of proposed transmission and system reliability improvements, as well as agreement by Alabama Power. Alabama Power will monitor Mississippi Power's proposed RMP and associated regulatory process as well as the proposed transmission and system reliability improvements. Alabama Power will review all the facts and circumstances and will evaluate all its alternatives prior to reaching a final determination on the ongoing operations of Plant Greene County. The ultimate outcome of this matter cannot be determined at this time.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
Fuel Cost Recovery
As of June 30, 2018 and December 31, 2017, Georgia Power's under recovered fuel balance totaled $159 million and $165 million, respectively, and is included as under recovered fuel clause revenues on Southern Company's and Georgia Power's condensed balance sheets. The Georgia PSC will review Georgia Power's cumulative over or under recovered fuel balance no later than September 1, 2018 and evaluate the need to file a fuel case. Georgia Power continues to be allowed to adjust its fuel cost recovery rates under an interim fuel rider prior to the next fuel case if the under or over recovered fuel balance exceeds $200 million.
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
The Gulf Power Tax Reform Settlement Agreement results in annual reductions to Gulf Power's revenues of $18.2 million from base rates and $15.6 million from environmental cost recovery rates, implemented April 1, 2018, and also provides for a one-time refund of $69.4 million for the retail portion of unprotected (not subject to normalization) deferred tax liabilities through a reduced fuel cost recovery rate over the remainder of 2018. Through June 30, 2018, approximately $28 million of this refund has been reflected in customer bills. As a result of the Gulf Power Tax Reform Settlement Agreement, the Florida PSC also approved an increase in Gulf Power's maximum equity ratio from 52.5% to 53.5% for all retail regulatory purposes.
As part of the Gulf Power Tax Reform Settlement Agreement, a limited scope proceeding to address protected deferred tax liabilities consistent with IRS normalization principles was initiated on April 30, 2018. Pending resolution of this proceeding, Gulf Power is deferring the related amounts for 2018 as a regulatory liability. Through June 30, 2018, amounts deferred totaled $5 million. Unless otherwise agreed to by the parties to the Gulf Power Tax Reform Settlement Agreement, amounts recorded in this regulatory liability will be refunded to retail customers in

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

2019 through Gulf Power's fuel cost recovery rates. The ultimate outcome of this matter cannot be determined at this time.
Cost Recovery Clauses
See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Cost Recovery Clauses" in Item 8 of the Form 10-K for additional information regarding Gulf Power's recovery of retail costs through various regulatory clauses and accounting orders, as approved by the Florida PSC. Regulatory clause recovery balances included in the balance sheets are as follows:

Regulatory Clause	Balance Sheet Line Item	June 30, 2018	December 31, 2017
		(in millions)
Fuel Cost Recovery	Under recovered regulatory clause revenues	$—	$22
Fuel Cost Recovery	Other regulatory liabilities, current	5	—
Purchased Power Capacity Recovery	Under recovered regulatory clause revenues	2	2
Environmental Cost Recovery(*)	Under recovered regulatory clause revenues	1	2
Energy Conservation Cost Recovery	Other regulatory liabilities, current	1	—

(*)
At June 30, 2018 and December 31, 2017, the under recovered balance included in the balance sheets represents the current portion of the regulatory assets associated with projected environmental expenditures of approximately $11 million and $13 million, respectively, partially offset by the over recovered environmental cost recovery balance of approximately $10 million and $11 million, respectively.

Mississippi Power
See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters" in Item 8 of the Form 10-K for additional information.
On May 8, 2018, the Mississippi PSC issued an order to begin an operations review of Mississippi Power in August 2018 with the final report expected by February 28, 2019. Mississippi Power expects that the review will include, but not be limited to, a comparative analysis of its costs, its cost recovery framework, and ways in which it may streamline management operations for the reasonable benefit of ratepayers. The ultimate outcome of this matter cannot be determined at this time.
Performance Evaluation Plan
In each of 2014, 2015, 2016, and 2017, Mississippi Power submitted its annual PEP lookback filing for the prior year, which for 2013 and 2014 each indicated no surcharge or refund and for each of 2015 and 2016 indicated a $5 million surcharge. Additionally, in July 2016, in November 2016, and on November 15, 2017, Mississippi Power submitted its annual projected PEP filings for 2016, 2017, and 2018, respectively, which for 2016 and 2017 indicated no change in rates and for 2018 indicated a rate increase of 4%, or $38 million in annual revenues. The Mississippi PSC suspended each of these filings to allow more time for review.
On February 7, 2018, Mississippi Power submitted its revised 2018 projected PEP filing to the Mississippi PSC, which reflected the impacts of the Tax Reform Legislation, requesting an increase in annual retail revenues of $26 million based on a performance adjusted ROE of 9.33% and an increased equity ratio of 55%.
On March 22, 2018, Mississippi Power submitted its annual PEP lookback filing for 2017, which reflected no surcharge or refund.
On July 27, 2018, Mississippi Power and the Mississippi Public Utilities Staff (MPUS) entered into a settlement agreement with respect to the 2018 PEP filing and all unresolved PEP filings for prior years (PEP Settlement

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Agreement), which was approved by the Mississippi PSC on August 7, 2018. Rates under the PEP Settlement Agreement will take effect for the first billing cycle of September 2018.
The PEP Settlement Agreement provides for an increase of approximately $21.6 million in annual base retail revenues, which excludes approximately $5.5 million requested for certain compensation costs contested by the MPUS. Under the PEP Settlement Agreement, Mississippi Power expects to defer these costs for 2018 and 2019 as a regulatory asset. The Mississippi PSC is currently expected to rule on the appropriate treatment for such costs in connection with Mississippi Power's next base rate case, which is scheduled to be filed in the fourth quarter 2019 (2019 Base Rate Case). The ultimate outcome of this matter cannot be determined at this time.
Pursuant to the PEP Settlement Agreement, Mississippi Power's performance-adjusted allowed ROE will be 9.31% and its allowed equity ratio will remain at 50%, pending further review by the Mississippi PSC. In lieu of the requested equity ratio increase, Mississippi Power will retain $44 million of excess accumulated deferred income taxes resulting from the Tax Reform Legislation, which had been proposed to be amortized beginning in 2018, until the conclusion of the 2019 Base Rate Case. Further, Mississippi Power will seek equity contributions sufficient to restore its equity ratio (which was 43.5% at June 30, 2018) to the 50% target. In the event Mississippi Power's actual average equity ratio for 2018 is more than 1% higher or lower than the 50% target, Mississippi Power will defer the corresponding difference in its revenue requirement as a regulatory asset or liability for resolution in the 2019 Base Rate Case.
Pursuant to the PEP Settlement Agreement, PEP proceedings will be suspended until after the conclusion of the 2019 Base Rate Case and Mississippi Power will not be required to make any PEP filings for regulatory years 2018, 2019, and 2020. The PEP Settlement Agreement also resolves all open PEP filings with no change to customer rates. As a result, in the third quarter 2018, Mississippi Power expects to recognize revenues of $5 million previously reserved in connection with the 2012 PEP lookback filing.
Energy Efficiency
On May 8, 2018, the Mississippi PSC issued an order approving Mississippi Power's revised annual projected Energy Efficiency Cost Rider 2018 compliance filing, submitted on May 3, 2018, which increased annual retail revenues by approximately $3 million effective with the first billing cycle for June 2018.
Environmental Compliance Overview Plan
On August 3, 2018, Mississippi Power and the MPUS entered into a settlement agreement with respect to the 2018 ECO Plan filing (ECO Settlement Agreement), which provides for an increase of approximately $17 million in annual base retail revenues and was approved by the Mississippi PSC on August 7, 2018. Rates under the ECO Settlement Agreement will take effect for the first billing cycle of September 2018 and will continue in effect until modified by the Mississippi PSC. These revenues are expected to be sufficient to recover the costs included in Mississippi Power's request for 2018, as well as the remaining deferred amounts that were originally expected to be recovered in 2019. In accordance with the ECO Settlement Agreement, ECO Plan proceedings will be suspended until after the conclusion of the 2019 Base Rate Case and Mississippi Power will not be required to make any ECO Plan filings for 2018, 2019, and 2020, with any necessary true-ups to be reflected in the 2019 Base Rate Case. The ECO Settlement Agreement contains the same terms as the PEP Settlement Agreement described herein with respect to allowed ROE and equity ratio.
Ad Valorem Tax Adjustment
On May 8, 2018, the Mississippi PSC approved Mississippi Power's annual ad valorem tax adjustment factor filing for 2018, which included an annual rate increase of 0.8%, or $7 million, in annual retail revenues effective with the first billing cycle for June 2018, primarily due to increased assessments.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Southern Company Gas
See Note 3 to the financial statements of Southern Company and Southern Company Gas under "Regulatory Matters – Southern Company Gas" and "Regulatory Matters," respectively, in Item 8 of the Form 10-K for additional information regarding Southern Company Gas' regulatory matters.
Riders
On April 19, 2018, the Illinois Commission approved Nicor Gas' variable income tax adjustment rider. This rider provides for refund or recovery of changes in income tax expense that result from income tax rates that differ from those used in Nicor Gas' last rate case. Customer refunds began on July 1, 2018 related to the January 1, 2018 through May 4, 2018 impacts of the Tax Reform Legislation. The impact of the Tax Reform Legislation subsequent to May 4, 2018 was addressed in Nicor Gas' approved rehearing request discussed herein under "Settled Base Rate Cases."
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
On February 23, 2018, Atlanta Gas Light revised its annual base rate filing to reflect the impacts of the Tax Reform Legislation and requested a $16 million rate reduction in 2018. On May 15, 2018, the Georgia PSC approved a stipulation for Atlanta Gas Light's annual base rates to remain at the 2017 level for 2018 and 2019, with customer credits of $8 million in each of July 2018 and October 2018 to reflect the impacts of the Tax Reform Legislation. The Georgia PSC maintained Atlanta Gas Light's previously authorized earnings band based on a ROE between 10.55% and 10.95% and increased the allowed equity ratio by 4% to an equity ratio of 55% to address the negative cash flow and credit metric impacts of the Tax Reform Legislation. Additionally, Atlanta Gas Light is required to file a traditional base rate case on or before June 1, 2019 for rates effective January 1, 2020.
On May 2, 2018, the Illinois Commission approved Nicor Gas' rehearing request for revised base rates to incorporate the reduction in the federal income tax rate as a result of the Tax Reform Legislation. The resulting decrease of approximately $44 million in annual base rate revenues became effective May 5, 2018. Nicor Gas' previously-authorized capital structure and ROE of 9.8% were not addressed in the rehearing and remain unchanged. The impact of the Tax Reform Legislation prior to May 5, 2018 was addressed in the variable income tax rider discussed herein under "Riders."

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Pending Base Rate Case
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
Other
The New Jersey BPU, Maryland PSC, and Virginia Commission each issued an order effective January 1, 2018 that requires utilities in their respective states to defer as a regulatory liability the impact of the Tax Reform Legislation, including the reduction in the corporate income tax rate to 21% and the impact of the flowback of excess deferred income taxes. On June 22, 2018, the New Jersey BPU approved a $12 million reduction in Elizabethtown Gas' annual base rate revenues. On March 28, 2018, the Maryland PSC approved a $0.1 million reduction in Elkton Gas' annual base rate revenues effective April 1, 2018. Credits were issued to customers in Maryland in May 2018 and will be issued to customers in New Jersey in the third quarter 2018 for the impact of the Tax Reform Legislation on the January 2018 through March 2018 billing periods.
On April 25, 2018, the Virginia Commission issued an order indicating that any proposal beyond a proposed base rate reduction to reflect the cost savings from the Tax Reform Legislation must be made through a general base rate case. Virginia Natural Gas expects to address the cost savings from the Tax Reform Legislation in the third quarter 2018 by filing an annual information form. The Virginia Commission is expected to rule on the impact of the Tax Reform Legislation by the first half of 2019. The ultimate outcome of this matter cannot be determined at this time.
Regulatory Infrastructure Programs
Southern Company Gas is engaged in various infrastructure programs that update or expand its gas distribution systems to improve reliability and help ensure the safety of its utility infrastructure, and recovers in rates its investment and a return associated with these infrastructure programs. See Note 3 to the financial statements of Southern Company and Southern Company Gas under "Regulatory Matters – Southern Company Gas – Regulatory Infrastructure Programs" and "Regulatory Matters – Regulatory Infrastructure Programs," respectively, in Item 8 of the Form 10-K for additional information.
Atlanta Gas Light's Pipeline Replacement Program
One of the capital projects under Atlanta Gas Light's Pipeline Replacement Program experienced construction issues and Atlanta Gas Light was required to complete mitigation work prior to placing it in service. In the first quarter 2018, Atlanta Gas Light recovered $7 million from the final settlement of contractor litigation claims. Mitigation costs recovered through the legal process are retained by Atlanta Gas Light. For additional information on the Pipeline Replacement Program settlement, see Note 3 to the financial statements of Southern Company Gas under "Regulatory Matters – PRP Settlement" in Item 8 of the Form 10-K.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

substantially fixed price agreement. In March 2017, the EPC Contractor filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.
In connection with the EPC Contractor's bankruptcy filing, Georgia Power, acting for itself and as agent for the Vogtle Owners, entered into the Interim Assessment Agreement with the EPC Contractor to allow construction to continue. The Interim Assessment Agreement expired in July 2017 when Georgia Power, acting for itself and as agent for the other Vogtle Owners, and the EPC Contractor entered into the Vogtle Services Agreement. Under the Vogtle Services Agreement, Westinghouse provides facility design and engineering services, procurement and technical support, and staff augmentation on a time and materials cost basis. The Vogtle Services Agreement will continue until the start-up and testing of Plant Vogtle Units 3 and 4 are complete and electricity is generated and sold from both units. The Vogtle Services Agreement is terminable by the Vogtle Owners upon 30 days' written notice.
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
In December 2017, the Georgia PSC approved Georgia Power's seventeenth VCM report, which included a recommendation to continue construction of Plant Vogtle Units 3 and 4, with Southern Nuclear serving as project manager and Bechtel serving as the primary construction contractor.
Cost and Schedule
In preparation for its nineteenth VCM filing, Georgia Power requested Southern Nuclear to perform a full cost reforecast for the project. Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4 by the expected in-service dates of November 2021 and November 2022, respectively, is as follows:

(in billions)
Base project capital cost forecast(a)(b)	$8.0
Construction contingency estimate	0.4
Total project capital cost forecast(a)(b)	8.4
Net investment as of June 30, 2018(b)	(4.0)
Remaining estimate to complete(a)	$4.4

(a)	Excludes financing costs expected to be capitalized through AFUDC of approximately $350 million.

(b)	Net of $1.7 billion received from Toshiba in 2017 under the Guarantee Settlement Agreement and $188 million in Customer Refunds recognized as a regulatory liability in 2017.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.2 billion, of which $1.7 billion had been incurred through June 30, 2018.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The $0.7 billion increase to the base capital cost forecast reflected in the table above primarily results from changed assumptions related to the finalization of contract scopes and management responsibilities for Bechtel and over 60 subcontractors, labor productivity rates, and craft labor incentives, as well as the related levels of project management, oversight, and support, including field supervision and engineering support.
Although Georgia Power believes these incremental costs are reasonable and necessary to complete the project and the Georgia PSC's order in the seventeenth VCM proceeding specifically states that the construction of Plant Vogtle Units 3 and 4 is not subject to a cost cap, Georgia Power does not intend to seek rate recovery for these cost increases included in the current base capital cost forecast (or any related financing costs), which will be filed with the Georgia PSC in the nineteenth VCM report at the end of August 2018. In connection with future VCM filings, Georgia Power may request the Georgia PSC to evaluate costs currently included in the construction contingency estimate for rate recovery as and when they are appropriately included in the base capital cost forecast. After considering the significant level of uncertainty that exists regarding the future recoverability of costs included in the construction contingency estimate since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in these future regulatory proceedings, Georgia Power has recorded a total pre-tax charge to income of $1.1 billion ($0.8 billion after tax), which includes the total increase in the capital cost forecast and construction contingency estimate as of June 30, 2018.
Subsequent to the EPC Contractor bankruptcy filing, a number of subcontractors to the EPC Contractor alleged non-payment by the EPC Contractor for amounts owed for work performed on Plant Vogtle Units 3 and 4. Georgia Power, acting for itself and as agent for the Vogtle Owners, has taken actions to remove liens filed by these subcontractors through the posting of surety bonds. Related to such liens, certain subcontractors have filed, and additional subcontractors may file, lawsuits against the EPC Contractor and the Vogtle Owners to preserve their payment rights with respect to such claims. All known amounts associated with the removal of subcontractor liens and other EPC Contractor pre-petition accounts payable have been paid or accrued as of June 30, 2018. The ultimate liability is expected to be finalized in connection with the completion of the sale of Westinghouse.
As construction continues, challenges with management of contractors, subcontractors, and vendors; labor productivity, availability, and/or cost escalation; procurement, fabrication, delivery, assembly, and/or installation, including any required engineering changes, of plant systems, structures, and components (some of which are based on new technology that is just beginning initial operation in the global nuclear industry at this scale); or other issues could arise and change the projected schedule and estimated cost.
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
The ultimate outcome of these matters cannot be determined at this time. However, any extension of the project schedule is currently estimated to result in additional base capital costs of approximately $50 million per month, based on Georgia Power's ownership interests, and AFUDC of approximately $12 million per month. While Georgia Power is not precluded from seeking recovery of any future capital cost forecast increase, management will ultimately determine whether or not to seek recovery. Any further changes to the capital cost forecast that are not expected to be recoverable through regulated rates will be required to be charged to income and such charges could be material.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Joint Owner Contracts
In November 2017, the Vogtle Owners entered into an amendment to their joint ownership agreements for Plant Vogtle Units 3 and 4 (as amended, Vogtle Joint Ownership Agreements) to provide for, among other conditions, additional Vogtle Owner approval requirements. Pursuant to the Vogtle Joint Ownership Agreements, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction if certain adverse events occur, including: (i) the bankruptcy of Toshiba; (ii) termination or rejection in bankruptcy of certain agreements, including the Vogtle Services Agreement or the Bechtel Agreement; (iii) the Georgia PSC or Georgia Power determines that any of Georgia Power's costs relating to the construction of Plant Vogtle Units 3 and 4 will not be recovered in retail rates because such costs are deemed unreasonable or imprudent; or (iv) an increase in the construction budget contained in the seventeenth VCM report of more than $1 billion or extension of the project schedule contained in the seventeenth VCM report of more than one year. In addition, pursuant to the Vogtle Joint Ownership Agreements, the required approval of holders of ownership interests in Plant Vogtle Units 3 and 4 is at least (i) 90% for a change of the primary construction contractor and (ii) 67% for material amendments to the Vogtle Services Agreement or agreements with Southern Nuclear or the primary construction contractor, including the Bechtel Agreement. The Vogtle Joint Ownership Agreements also confirm that the Vogtle Owners' sole recourse against Georgia Power or Southern Nuclear for any action or inaction in connection with their performance as agent for the Vogtle Owners is limited to removal of Georgia Power and/or Southern Nuclear as agent, except in cases of willful misconduct.
As a result of the increase in the total project capital cost forecast and Georgia Power's decision not to seek rate recovery of the increase in the base capital costs as described in "Cost and Schedule" herein, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction. The Vogtle Owners are expected to conduct these votes in the third quarter 2018.
If the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 do not vote to continue construction, the Vogtle Joint Ownership Agreements provide that the project will be cancelled, and construction will cease. In the event that fewer than 90% of the Vogtle Owners vote to continue construction, Georgia Power and the other Vogtle Owners will assess options for Plant Vogtle Units 3 and 4. If Plant Vogtle Units 3 and 4 were cancelled and Georgia Power was unable to recover costs it has incurred in connection with the project, Southern Company's and Georgia Power's results of operations, cash flow, and financial condition would be materially impacted. The ultimate outcome of this matter cannot be determined at this time.
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. As of June 30, 2018, Georgia Power had recovered approximately $1.7 billion of financing costs. Financing costs related to capital costs above $4.418 billion will be recovered through AFUDC; however, Georgia Power will not record AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery.
Georgia Power is required to file semi-annual VCM reports with the Georgia PSC by February 28 and August 31 of each year. In 2013, in connection with the eighth VCM report, the Georgia PSC approved a stipulation between Georgia Power and the staff of the Georgia PSC to waive the requirement to amend the Plant Vogtle Units 3 and 4 certificate in accordance with the 2009 certification order until the completion of Plant Vogtle Unit 3, or earlier if deemed appropriate by the Georgia PSC and Georgia Power.
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) certain recommendations made by Georgia Power in the

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
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
The Georgia PSC has approved seventeen VCM reports covering the periods through June 30, 2017, including total construction capital costs incurred through that date of $4.4 billion. On August 21, 2018, the Georgia PSC is scheduled to vote on Georgia Power's eighteenth VCM report, which requested approval of $448 million of construction capital costs (excluding the $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and the $188 million in Customer Refunds recognized as a regulatory liability) incurred from July 1, 2017 through December 31, 2017.
On August 31, 2018, Georgia Power will file its nineteenth VCM report with the Georgia PSC, which will reflect the revised capital cost forecast discussed previously and request approval of $578 million of construction capital costs incurred from January 1, 2018 through June 30, 2018.
The ultimate outcome of these matters cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

DOE Financing
As of June 30, 2018, Georgia Power had borrowed $2.6 billion related to Plant Vogtle Units 3 and 4 costs through the Loan Guarantee Agreement and a multi-advance credit facility among Georgia Power, the DOE, and the FFB, which provides for borrowings of up to $3.46 billion, subject to the satisfaction of certain conditions. In September 2017, the DOE issued a conditional commitment to Georgia Power for up to approximately $1.67 billion in additional guaranteed loans under the Loan Guarantee Agreement. In June 2018, the DOE approved a request by Georgia Power to extend the conditional commitment to September 30, 2018. Any further extension must be approved by the DOE. Final approval and issuance of these additional loan guarantees by the DOE cannot be assured and are subject to the negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions, including the Vogtle Owners' votes to continue construction. See Note 6 to the financial statements of Southern Company and Georgia Power under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K and Note (F) under "DOE Loan Guarantee Borrowings" for additional information, including applicable covenants, events of default, mandatory prepayment events (including any decision not to continue construction of Plant Vogtle Units 3 and 4), and conditions to borrowing.
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
As of June 30, 2018, Mississippi Power recorded charges to income of an immaterial amount for the second quarter 2018 and $45 million ($33 million after tax) for year-to-date 2018, primarily resulting from the abandonment and related closure activities for the mine and gasifier-related assets at the Kemper County energy facility. Additional closure costs for the mine and gasifier-related assets, currently estimated to cost up to $25 million pre-tax (excluding salvage, net of dismantlement costs), are expected to be incurred during the remainder of 2018 and 2019. In addition, period costs, including, but not limited to, costs for compliance and safety, ARO accretion, and property taxes for the mine and gasifier-related assets, are estimated at $4 million for the remainder of 2018, $7 million in 2019, and $4 million annually beginning in 2020. The ultimate outcome of this matter cannot be determined at this time.
Reserve Margin Plan
On August 6, 2018, Mississippi Power filed its proposed RMP, as required by the Mississippi PSC's order in the docket established for the purposes of pursuing a global settlement of the costs related to the Kemper County energy facility. Under the RMP, Mississippi Power proposes alternatives that would reduce its reserve margin, with the most economic of the alternatives being the 2-year and 7-year acceleration of the retirement of Plant Watson Units 4 and 5, respectively, to the first quarter 2022 and the 4-year acceleration of the retirement of Plant Greene County Units 1 and 2 to the third quarter 2021 and the third quarter 2022, respectively, in order to lower or avoid operating costs. The Plant Greene County unit retirements would require the completion by Alabama Power of proposed transmission and system reliability improvements, as well as agreement by Alabama Power. The RMP filing also states that, in the event the Mississippi PSC ultimately approves an alternative that includes an accelerated retirement, Mississippi Power would require authorization to defer in a regulatory asset for future recovery the remaining net book value of the units at the time of retirement. Mississippi Power expects the MPUS and other interested parties to review the proposal prior to resolution by the Mississippi PSC. The ultimate outcome of this matter cannot be determined at this time. However, if approved by the Mississippi PSC, the alternatives are not expected to have any adverse impact on customer rates.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
The ability of the lessees to make required payments to the Southern Holdings subsidiary is dependent on the operational performance of the assets. As a result of operational improvements in the first half of 2018, the June 2018 lease payment was paid in full and the December 2018 lease payment is currently expected to be paid in full. However, operational issues and the resulting cash liquidity challenges persist and significant concerns continue regarding the lessee's ability to make the remaining semi-annual lease payments. These operational challenges may also impact the expected residual value of the assets at the end of the lease term in 2047. If any future lease payment is not paid in full, the Southern Holdings subsidiary may be unable to make its corresponding payment to the holders of the underlying non-recourse debt related to the generation assets. Failure to make the required payment to the debtholders would represent an event of default that would give the debtholders the right to foreclose on, and take ownership of, the generation assets from the Southern Holdings subsidiary, in effect terminating the lease and resulting in the write-off of the related lease receivable, which would result in a reduction in net income of approximately $86 million after tax based on the lease receivable balance as of June 30, 2018. Southern Company has evaluated the recoverability of the lease receivable and the expected residual value of the generation assets at the end of the lease under various scenarios and has concluded that its investment in the leveraged lease is not impaired as of June 30, 2018. Southern Company will continue to monitor the operational performance of the underlying assets and evaluate the ability of the lessee to continue to make the required lease payments. The ultimate outcome of this matter cannot be determined at this time.
Natural Gas Storage
A wholly-owned subsidiary of Southern Company Gas owns and operates a natural gas storage facility consisting of two salt dome caverns in Louisiana. Periodic integrity tests are required in accordance with rules of the Louisiana Department of Natural Resources (DNR). In August 2017, in connection with an ongoing integrity project, updated seismic mapping indicated the proximity of one of the caverns to the edge of the salt dome may be less than the required minimum and could result in Southern Company Gas retiring the cavern early. At June 30, 2018, the facility's property, plant, and equipment had a net book value of $111 million, of which the cavern itself represents approximately 20%. A potential early retirement of this cavern is dependent upon several factors including compliance with an order from the Louisiana DNR detailing the requirements to place the cavern back in service, which includes, among other things, obtaining core samples to determine the composition of the sheath surrounding the edge of the salt dome.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The following tables disaggregate revenue sources for the three and six months ended June 30, 2018:

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
	(in millions)
Southern Company
Operating revenues
Retail electric revenues(a)
Residential	$1,579	$3,118
Commercial	1,315	2,557
Industrial	814	1,569
Other	32	64
Natural gas distribution revenues	642	1,865
Alternative revenue programs(b)	(4)	(27)
Total retail electric and gas distribution revenues	$4,378	$9,146
Wholesale energy revenues(c)(d)	459	928
Wholesale capacity revenues(d)	152	302
Other natural gas revenues(e)	68	476
Other revenues(f)	570	1,147
Total operating revenues	$5,627	$11,999

(a)
Retail electric revenues include $18 million and $36 million of leases for the three and six months ended June 30, 2018, respectively, and a net increase of $68 million and $101 million for the three and six months ended June 30, 2018, respectively, from certain cost recovery mechanisms that are not accounted for as revenue under ASC 606. See Note 3 to the financial statements of Southern Company under "Regulatory Matters" in Item 8 of the Form 10-K for additional information on cost recovery mechanisms.

(b)
See Note 1 to the financial statements of Southern Company under "Revenues" in Item 8 of the Form 10-K for additional information on alternative revenue programs at the natural gas distribution utilities. Alternative revenue program revenues are presented net of any previously recognized program amounts billed to customers during the same accounting period.

(c)
Wholesale energy revenues include $61 million and $155 million for the three and six months ended June 30, 2018, respectively, of revenues accounted for as derivatives, primarily related to physical energy sales in the wholesale electricity market. See Note (I) for additional information on energy-related derivative contracts.

(d)
Wholesale energy and wholesale capacity revenues include $118 million and $31 million, respectively, for the three months ended June 30, 2018 and $187 million and $61 million, respectively, for the six months ended June 30, 2018 of PPA contracts accounted for as leases.

(e)
Other natural gas revenues related to Southern Company Gas' energy and risk management activities are presented net of the related costs of those activities and include gross third-party revenues of $1.3 billion and $3.3 billion for the three and six months ended June 30, 2018, respectively, of which $0.7 billion and $1.8 billion, respectively, relates to contracts that are accounted for as derivatives. See Note (L) under "Southern Company Gas" for additional information on the components of wholesale gas services operating revenues.

(f)	Other revenues include $89 million and $183 million for the three and six months ended June 30, 2018, respectively, of revenues not accounted for under ASC 606.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
For the Three Months Ended June 30, 2018
Operating revenues
Retail revenues(a)(b)
Residential	$557	$785	$172	$65
Commercial	402	749	96	68
Industrial	372	335	31	76
Other	7	20	2	3
Total retail electric revenues	$1,338	$1,889	$301	$212
Wholesale energy revenues(c)	71	26	21	73
Wholesale capacity revenues	25	13	6	1
Other revenues(b)(d)	69	120	16	11
Total operating revenues	$1,503	$2,048	$344	$297

For the Six Months Ended June 30, 2018
Operating revenues
Retail revenues(a)(b)
Residential	$1,127	$1,529	$337	$125
Commercial	774	1,466	188	130
Industrial	710	650	63	146
Other	13	43	3	5
Total retail electric revenues	$2,624	$3,688	$591	$406
Wholesale energy revenues(c)	172	66	56	167
Wholesale capacity revenues	49	27	12	5
Other revenues(b)(d)	131	227	33	20
Total operating revenues	$2,976	$4,008	$692	$598

(a)
Retail revenues at Alabama Power, Georgia Power, Gulf Power, and Mississippi Power include a net increase or (net reduction) of $78 million, $3 million, $(12) million, and $(1) million, respectively, for the three months ended June 30, 2018 and $125 million, $12 million, $(28) million, and $(8) million, respectively, for the six months ended June 30, 2018 related to certain cost recovery mechanisms that are not accounted for as revenue under ASC 606. See Note 3 to the financial statements of Alabama Power, Georgia Power, Gulf Power, and Mississippi Power under "Retail Regulatory Matters" in Item 8 of the Form 10-K for additional information on cost recovery mechanisms.

(b)
Retail revenues and other revenues at Georgia Power include $18 million and $33 million, respectively, for the three months ended June 30, 2018 and $36 million and $66 million, respectively, for the six months ended June 30, 2018 of revenues accounted for as leases.

(c)
Wholesale energy revenues at Alabama Power and Georgia Power include $4 million and $5 million, respectively, for the three months ended June 30, 2018 and $9 million and $13 million, respectively, for the six months ended June 30, 2018 accounted for as derivatives primarily related to physical energy sales in the wholesale electricity market. See Note (I) for additional information on energy-related derivative contracts.

(d)
Other revenues at Alabama Power, Georgia Power, and Gulf Power include $26 million, $26 million, and $2 million, respectively, for the three months ended June 30, 2018 and $52 million, $53 million, and $4 million, respectively, for the six months ended June 30, 2018 of revenues not accounted for under ASC 606.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
	(in millions)
Southern Power
PPA capacity revenues(a)	$144	$282
PPA energy revenues(a)	302	556
Non-PPA revenues(b)	106	221
Other revenues	3	5
Total operating revenues	$555	$1,064

(a)
PPA capacity revenues and PPA energy revenues include $47 million and $127 million, respectively, for the three months ended June 30, 2018 and $94 million and $203 million, respectively, for the six months ended June 30, 2018 related to PPAs accounted for as leases. See Note 1 to the financial statements of Southern Power under "Revenues" in Item 8 of the Form 10-K for additional information on capacity revenues accounted for as leases.

(b)
Non-PPA revenues include $50 million and $129 million for the three and six months ended June 30, 2018, respectively, of revenues from short-term sales related to physical energy sales from uncovered capacity in the wholesale electricity market. See Note 1 to the financial statements of Southern Power under "Revenues" in Item 8 of the Form 10-K and Note (I) for additional information on energy-related derivative contracts.

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
	(in millions)
Southern Company Gas
Operating revenues
Natural gas distribution revenues
Residential	$273	$933
Commercial	76	268
Transportation	7	24
Industrial	228	505
Other	58	135
Alternative revenue programs(a)	(4)	(27)
Total natural gas distribution revenues	$638	$1,838
Gas marketing services(b)	89	359
Wholesale gas services(c)	(15)	131
Gas midstream operations	18	40
Other revenues	—	1
Total operating revenues	$730	$2,369

(a)
See Note 1 to the financial statements of Southern Company Gas under "Revenues" in Item 8 of the Form 10-K for additional information on alternative revenue programs at the natural gas distribution utilities. Alternative revenue program revenues are presented net of any previously recognized program amounts billed to customers during the same accounting period.

(b)	Gas marketing services includes $4 million for the six months ended June 30, 2018 of revenues not accounted for under ASC 606.

(c)
Wholesale gas services revenues are presented net of the related costs associated with its energy trading and risk management activities. Operating revenues, as presented, include gross third-party revenues of $1.3 billion and $3.3 billion for the three and six months ended June 30, 2018, respectively, of which $0.7 billion and $1.8 billion, respectively, relates to contracts that are accounted for as derivatives. See Note (L) under "Southern Company Gas" for additional information on the components of wholesale gas services operating revenues and Note (I) for additional information on energy-related derivative contracts.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers as of June 30, 2018:

	Receivables	Contract Assets	Contract Liabilities
	(in millions)
Southern Company	$2,785	$33	$36
Alabama Power	603	—	10
Georgia Power	840	9	9
Gulf Power	169	—	1
Mississippi Power	83	—	—
Southern Power	136	—	4
Southern Company Gas	570	—	1
As of June 30, 2018, Alabama Power had contract liabilities for outstanding performance obligations primarily related to extended service agreements. Georgia Power had contract assets primarily related to unregulated service agreements where payment is contingent on project completion. Georgia Power had contract liabilities for outstanding performance obligations primarily related to fixed retail customer bill programs where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over the one-year contract term. Southern Company's unregulated distributed generation business had $23 million and $16 million of contract assets and contract liabilities, respectively, remaining for outstanding performance obligations.
Remaining Performance Obligations
The traditional electric operating companies and Southern Power have long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. These contracts primarily relate to PPAs whereby the traditional electric operating companies and Southern Power provide electricity and generation capacity to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related to certain fixed price contracts. Revenues from contracts with customers related to these performance obligations remaining at June 30, 2018 are expected to be recognized as follows:

	2018	2019	2020	2021	2022	2023 and Thereafter
	(in millions)
Southern Company(*)	$263	$352	$322	$322	$310	$1,960
Alabama Power	11	22	22	26	23	161
Georgia Power	20	41	38	40	30	113
Gulf Power	11	22	—	—	—	—
Mississippi Power	2	3	3	1	—	—
Southern Power(*)	211	310	283	277	276	1,809

(*)	Excludes amounts related to held for sale assets. See Note (J) under "Southern Company's Sale of Gulf Power" and "Southern Power – Sale of Florida Plants" for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(D)	FAIR VALUE MEASUREMENTS
As of June 30, 2018, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using:
As of June 30, 2018:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)(b)	$287	$166	$—	$—	$453
Foreign currency derivatives	—	132	—	—	132
Nuclear decommissioning trusts(c)	798	998	—	33	1,829
Cash equivalents	1,449	—	—	—	1,449
Other investments	9	—	1	—	10
Total	$2,543	$1,296	$1	$33	$3,873
Liabilities:
Energy-related derivatives(a)(b)	$422	$151	$—	$—	$573
Interest rate derivatives	—	68	—	—	68
Foreign currency derivatives	—	23	—	—	23
Contingent consideration	—	—	22	—	22
Total	$422	$242	$22	$—	$686

Alabama Power
Assets:
Energy-related derivatives	$—	$8	$—	$—	$8
Nuclear decommissioning trusts:(d)
Domestic equity	440	86	—	—	526
Foreign equity	61	55	—	—	116
U.S. Treasury and government agency securities	—	18	—	—	18
Corporate bonds	28	158	—	—	186
Mortgage and asset backed securities	—	18	—	—	18
Private equity	—	—	—	33	33
Other	7	—	—	—	7
Cash equivalents	495	—	—	—	495
Total	$1,031	$343	$—	$33	$1,407
Liabilities:
Energy-related derivatives	$—	$9	$—	$—	$9

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
As of June 30, 2018:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Georgia Power
Assets:
Energy-related derivatives	$—	$7	$—	$—	$7
Nuclear decommissioning trusts:(d) (e)
Domestic equity	242	1	—	—	243
Foreign equity	—	135	—	—	135
U.S. Treasury and government agency securities	—	239	—	—	239
Municipal bonds	—	78	—	—	78
Corporate bonds	—	164	—	—	164
Mortgage and asset backed securities	—	41	—	—	41
Other	19	5	—	—	24
Total	$261	$670	$—	$—	$931
Liabilities:
Energy-related derivatives	$—	$19	$—	$—	$19
Interest rate derivatives	—	6	—	—	6
Total	$—	$25	$—	$—	$25

Gulf Power
Assets:
Cash equivalents	$27	$—	$—	$—	$27
Liabilities:
Energy-related derivatives	$—	$12	$—	$—	$12

Mississippi Power
Assets:
Energy-related derivatives	$—	$3	$—	$—	$3
Cash equivalents	205	—	—	—	205
Total	$205	$3	$—	$—	$208
Liabilities:
Energy-related derivatives	$—	$9	$—	$—	$9

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
As of June 30, 2018:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Power
Assets:
Energy-related derivatives	$—	$3	$—	$—	$3
Foreign currency derivatives	—	132	—	—	132
Total	$—	$135	$—	$—	$135
Liabilities:
Energy-related derivatives	$—	$3	$—	$—	$3
Foreign currency derivatives	—	23	—	—	23
Contingent consideration	—	—	22	—	22
Total	$—	$26	$22	$—	$48

Southern Company Gas
Assets:
Energy-related derivatives(a)(b)	$287	$144	$—	$—	$431
Cash equivalents	1	—	—	—	1
Total	$288	$144	$—	$—	$432
Liabilities:
Energy-related derivatives(a)(b)	$422	$99	$—	$—	$521

(a)	Excludes $3 million associated with premiums and certain weather derivatives accounted for based on intrinsic value rather than fair value.

(b)	Excludes cash collateral of $183 million.

(c)	For additional detail, see the nuclear decommissioning trusts sections for Alabama Power and Georgia Power in this table.

(d)	Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies.

(e)
Includes the investment securities pledged to creditors and collateral received and excludes payables related to the securities lending program. As of June 30, 2018, approximately $63 million of the fair market value of Georgia Power's nuclear decommissioning trust funds' securities were on loan to creditors under the funds' managers' securities lending program.

Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. The fair value of the funds at Southern Company, including reinvested interest and dividends and excluding the funds' expenses, increased by $14 million and $4 million, respectively, for the three and six months ended June 30, 2018 and increased by $55 million and $118 million, respectively, for the three and six months ended June 30, 2017. Alabama Power recorded an increase in fair value of $15 million and $10 million, respectively, for the three and six months ended June 30, 2018 and an increase of $28 million and $62 million, respectively, for the three and six months ended June 30, 2017 as a change in regulatory liabilities related to its AROs. Georgia Power recorded a decrease in fair value of $1 million and $6 million, respectively, for the three and six months ended June 30, 2018 and an increase of $27 million and $56 million, respectively, for the three and six months ended June 30, 2017 as a change in its regulatory asset related to its AROs.

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
As of June 30, 2018, the fair value measurements of private equity investments held in the nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient, as well as the nature and risks of those investments, were as follows:

As of June 30, 2018:	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
	(in millions)
Southern Company	$33	$33	Not Applicable	Not Applicable
Alabama Power	$33	$33	Not Applicable	Not Applicable

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
As of June 30, 2018, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Carrying Amount	Fair Value
	(in millions)
Long-term debt, including securities due within one year:
Southern Company	$45,806	$46,481
Alabama Power	8,119	8,435
Georgia Power	10,294	10,499
Gulf Power	1,285	1,311
Mississippi Power	1,779	1,760
Southern Power	5,037	5,094
Southern Company Gas	5,823	5,957
The fair values are determined using Level 2 measurements and are based on quoted market prices for the same or similar issues or on the current rates available to Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Southern Power, and Southern Company Gas.

(E)	STOCKHOLDERS' EQUITY
Earnings per Share
For Southern Company, the only difference in computing basic and diluted earnings per share is attributable to awards outstanding under stock-based compensation plans. See Note 8 to the financial statements of Southern Company in Item 8 of the Form 10-K for information on stock-based compensation plans. The effect of stock-based compensation plans was determined using the treasury stock method. Shares used to compute diluted earnings per share were as follows:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	(in millions)
As reported shares	1,014	998	1,012	996
Effect of stock-based compensation	—	7	5	7
Diluted shares	1,014	1,005	1,017	1,003
Stock-based compensation awards that were not included in the diluted earnings per share calculation because they were anti-dilutive totaled approximately 5.3 million shares for the three months ended June 30, 2018 and were immaterial for the three months ended June 30, 2017 and six months ended June 30, 2018 and 2017.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Changes in Stockholders' Equity
The following table presents year-to-date changes in stockholders' equity of Southern Company:

	Number of Common Shares		Common Stockholders' Equity	Preferred and Preference Stock of Subsidiaries		Total Stockholders' Equity
	Issued	Treasury			Noncontrolling Interests(a)
	(in thousands)		(in millions)
Balance at December 31, 2017	1,008,532	(929)	$24,167	$—	$1,361	$25,528
Consolidated net income attributable to Southern Company	—	—	784	—	—	784
Other comprehensive income	—	—	41	—	—	41
Stock issued	6,590	—	222	—	—	222
Stock-based compensation	—	—	48	—	—	48
Cash dividends on common stock	—	—	(1,194)	—	—	(1,194)
Contributions from noncontrolling interests	—	—	—	—	31	31
Distributions to noncontrolling interests	—	—	—	—	(42)	(42)
Net income attributable to noncontrolling interests	—	—	—	—	17	17
Sale of SPSH noncontrolling interests(b)	—	—	(407)	—	1,690	1,283
Other	—	(57)	(25)	—	(1)	(26)
Balance at June 30, 2018	1,015,122	(986)	$23,636	$—	$3,056	$26,692

Balance at December 31, 2016	991,213	(819)	$24,758	$609	$1,245	$26,612
Consolidated net income attributable to Southern Company	—	—	(723)	—	—	(723)
Other comprehensive income (loss)	—	—	(11)	—	—	(11)
Stock issued	9,129	—	417	—	—	417
Stock-based compensation	—	—	72	—	—	72
Cash dividends on common stock	—	—	(1,134)	—	—	(1,134)
Preference stock redemption	—	—	—	(150)	—	(150)
Contributions from noncontrolling interests	—	—	—	—	71	71
Distributions to noncontrolling interests	—	—	—	—	(40)	(40)
Net income attributable to noncontrolling interests	—	—	—	—	16	16
Reclassification from redeemable noncontrolling interests	—	—	—	—	114	114
Other	—	(49)	(7)	3	1	(3)
Balance at June 30, 2017	1,000,342	(868)	$23,372	$462	$1,407	$25,241

(a)
Primarily related to Southern Power Company and excludes redeemable noncontrolling interests. See Note 10 to the financial statements of Southern Power in Item 8 of the Form 10-K for additional information.

(b)	See Note (J) under "Southern Power – Sale of Solar Facility Interests" for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(F)	FINANCING
Bank Credit Arrangements
Bank credit arrangements provide liquidity support to the registrants' commercial paper borrowings and the traditional electric operating companies' revenue bonds. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support as of June 30, 2018 was approximately $1.5 billion (comprised of approximately $854 million at Alabama Power, $550 million at Georgia Power, $82 million at Gulf Power, and $40 million at Mississippi Power). In addition, at June 30, 2018, the traditional electric operating companies had approximately $482 million (comprised of approximately $120 million at Alabama Power, $232 million at Georgia Power, $37 million at Gulf Power, and $93 million at Mississippi Power) of revenue bonds outstanding that were required to be remarketed within the next 12 months. Subsequent to June 30, 2018, approximately $43 million of these pollution control revenue bonds of Mississippi Power were purchased and held by Mississippi Power. See Note 6 to the financial statements of each registrant under "Bank Credit Arrangements" in Item 8 of the Form 10-K and "Financing Activities" herein for additional information.
The following table outlines the committed credit arrangements by company as of June 30, 2018:

	Expires						Executable Term Loans	Expires Within One Year
Company	2018	2019	2020	2022	Total	Unused	One Year	Term Out	No Term Out
	(in millions)
Southern Company(a)	$—	$—	$—	$2,000	$2,000	$1,999	$—	$—	$—
Alabama Power	2	31	500	800	1,333	1,333	—	—	33
Georgia Power	—	—	—	1,750	1,750	1,736	—	—	—
Gulf Power	20	25	235	—	280	280	45	45	—
Mississippi Power	100	—	—	—	100	100	—	—	100
Southern Power Company(b)	—	—	—	750	750	728	—	—	—
Southern Company Gas(c)	—	—	—	1,900	1,900	1,895	—	—	—
Other	—	30	—	—	30	30	—	—	30
Southern Company Consolidated	$122	$86	$735	$7,200	$8,143	$8,101	$45	$45	$163

(a)	Represents the Southern Company parent entity.

(b)	Does not include Southern Power's $120 million continuing letter of credit facility for standby letters of credit expiring in 2019, of which $23 million remains unused at June 30, 2018.

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
On July 27, 2017, Georgia Power entered into an amendment to the Loan Guarantee Agreement (LGA Amendment) in connection with the DOE's consent to Georgia Power's entry into the Vogtle Services Agreement and the related intellectual property licenses (IP Licenses). Under the terms of the Loan Guarantee Agreement, upon termination of

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

the Vogtle 3 and 4 Agreement, further advances are conditioned upon the DOE's approval of any agreements entered into in replacement of the Vogtle 3 and 4 Agreement. Under the terms of the LGA Amendment, Georgia Power will not request any advances unless and until certain conditions are satisfied, including (i) receipt of the DOE's approval of the Bechtel Agreement (together with the Vogtle Services Agreement and the IP Licenses, the Replacement EPC Arrangements) and (ii) Georgia Power's entry into a further amendment to the Loan Guarantee Agreement with the DOE to reflect the Replacement EPC Arrangements.
In September 2017, the DOE issued a conditional commitment to Georgia Power for up to approximately $1.67 billion in additional guaranteed loans under the Loan Guarantee Agreement. In June 2018, the DOE approved a request by Georgia Power to extend the conditional commitment to September 30, 2018. Any further extension must be approved by the DOE. Final approval and issuance of these additional loan guarantees by the DOE cannot be assured and are subject to the negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions, including the Vogtle Owners' votes to continue construction.
As of June 30, 2018, Georgia Power had $2.6 billion of borrowings outstanding under the multi-advance term loan facility (FFB Credit Facility) among Georgia Power, the DOE, and the FFB.
Under the Loan Guarantee Agreement, Georgia Power is subject to customary borrower affirmative and negative covenants and events of default. In addition, Georgia Power is subject to project-related reporting requirements and other project-specific covenants and events of default.
In the event certain mandatory prepayment events (including any decision not to continue construction of Plant Vogtle Units 3 and 4) occur, the FFB's commitment to make further advances under the FFB Credit Facility will terminate and Georgia Power will be required to prepay the outstanding principal amount of all borrowings under the FFB Credit Facility over a period of five years (with level principal amortization). Among other things, these mandatory prepayment events include (i) the termination of the Vogtle Services Agreement or rejection of the Vogtle Services Agreement in bankruptcy if Georgia Power does not maintain access to intellectual property rights under the IP Licenses; (ii) a decision by Georgia Power not to continue construction of Plant Vogtle Units 3 and 4; (iii) cancellation of Plant Vogtle Units 3 and 4 by the Georgia PSC, or by Georgia Power if authorized by the Georgia PSC; and (iv) cost disallowances by the Georgia PSC that could have a material adverse effect on completion of Plant Vogtle Units 3 and 4 or Georgia Power's ability to repay the outstanding borrowings under the FFB Credit Facility. Under certain circumstances, insurance proceeds and any proceeds from an event of taking must be applied to immediately prepay outstanding borrowings under the FFB Credit Facility. In addition, if Georgia Power discontinues construction of Plant Vogtle Units 3 and 4, Georgia Power would be obligated to immediately repay a portion of the outstanding borrowings under the FFB Credit Facility to the extent such outstanding borrowings exceed 70% of Eligible Project Costs, net of the proceeds received by Georgia Power under the Guarantee Settlement Agreement. Georgia Power also may voluntarily prepay outstanding borrowings under the FFB Credit Facility. Under the FFB Credit Facility, any prepayment (whether mandatory or optional) will be made with a make-whole premium or discount, as applicable.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Financing Activities
The following table outlines the long-term debt financing activities for Southern Company and its subsidiaries for the first six months of 2018:

Company	Senior Note Issuances	Senior Note Maturities, Redemptions, and Repurchases	Revenue Bond Maturities, Redemptions, and Repurchases	Other Long-Term Debt Redemptions and Maturities(*)
	(in millions)
Alabama Power	$500	$—	$—	$—
Georgia Power	—	1,000	398	104
Mississippi Power	600	—	—	900
Southern Power	—	350	—	420
Southern Company Gas	—	—	200	—
Other	—	—	—	7
Southern Company Consolidated	$1,100	$1,350	$598	$1,431

(*)	Includes reductions in capital lease obligations resulting from cash payments under capital leases.
Southern Company
In March 2018, Southern Company entered into a $900 million short-term floating rate bank loan bearing interest based on one-month LIBOR. The proceeds were used for working capital and other general corporate purposes.
In April 2018, Southern Company borrowed $250 million pursuant to a short-term uncommitted bank credit arrangement, which bears interest at a rate agreed upon by Southern Company and the bank from time to time and is payable on no less than 30 days' demand by the bank.
In June 2018, Southern Company repaid at maturity two $100 million short-term floating rate bank term loans.
Alabama Power
In June 2018, Alabama Power issued $500 million aggregate principal amount of Series 2018A 4.30% Senior Notes due July 15, 2048. The proceeds were used to repay outstanding commercial paper and for general corporate purposes, including Alabama Power's continuous construction program.
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
In April 2018, Georgia Power purchased and held $55 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Fifth Series 1994. Georgia Power may reoffer these bonds to the public at a later date.
Also in April 2018, Georgia Power redeemed all $250 million aggregate principal amount of its Series 2008B 5.40% Senior Notes due June 1, 2018.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

In May 2018, through cash tender offers, Georgia Power repurchased and retired $89 million of the $250 million aggregate principal amount outstanding of its Series 2007A 5.65% Senior Notes due March 1, 2037, $326 million of the $500 million aggregate principal amount outstanding of its Series 2009A 5.95% Senior Notes due February 1, 2039, and $335 million of the $600 million aggregate principal amount outstanding of its Series 2010B 5.40% Senior Notes due June 1, 2040, for an aggregate purchase price, excluding accrued and unpaid interest, of $902 million.
In June 2018, Georgia Power purchased and held $65 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Second Series 2008. Georgia Power may reoffer these bonds to the public at a later date.
Mississippi Power
In March 2018, Mississippi Power issued $300 million aggregate principal amount of Series 2018A Floating Rate Senior Notes due March 27, 2020 bearing interest based on three-month LIBOR and $300 million aggregate principal amount of Series 2018B 3.95% Senior Notes due March 30, 2028. In March 2018, Mississippi Power also entered into a $300 million short-term floating rate bank loan bearing interest based on one-month LIBOR, of which $200 million was repaid in the second quarter 2018 and $50 million was repaid subsequent to June 30, 2018. Mississippi Power used the proceeds from these financings to repay a $900 million unsecured term loan.
Southern Power
In May 2018, Southern Power entered into two short-term floating rate bank loans, each for an aggregate principal amount of $100 million, which bear interest based on one-month LIBOR.
In the second quarter 2018, Southern Power used a portion of the proceeds from the sale of a 33% equity interest in SPSH to repay $420 million aggregate principal amount of long-term floating rate bank loans and $350 million aggregate principal amount of Series 2015A 1.50% Senior Notes due June 1, 2018. See Note (J) under "Southern Power – Sale of Solar Facility Interests" for additional information.
Southern Company Gas
On January 4, 2018, Southern Company Gas issued a floating rate promissory note to Southern Company in an aggregate principal amount of $100 million bearing interest based on one-month LIBOR. On March 28, 2018, Southern Company Gas repaid this promissory note.
In the second quarter 2018, Pivotal Utility Holdings caused $200 million aggregate principal amount of gas facility revenue bonds to be redeemed. Also in the second quarter 2018, Pivotal Utility Holdings, as borrower, and Southern Company Gas, as guarantor, entered into a $181 million short-term delayed draw floating rate bank term loan bearing interest based on one-month LIBOR, which Pivotal Utility Holdings used to repay the gas facility revenue bonds. Subsequent to June 30, 2018, Pivotal Utility Holdings repaid this short-term loan.
In May 2018, Southern Company Gas Capital borrowed $95 million pursuant to a short-term uncommitted bank credit arrangement, guaranteed by Southern Company Gas, bearing interest at a rate agreed upon by Southern Company Gas Capital and the bank from time to time and payable on no less than 30 days' demand by the bank. The proceeds of the loan were used to pay down short-term debt. Subsequent to June 30, 2018, Southern Company Gas Capital repaid this loan.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
As indicated in Note (A), the registrants adopted ASU 2017-07 as of January 1, 2018. ASU 2017-07 requires that an employer report the service cost component of net periodic benefit costs in the same line item or items as other compensation costs and requires the other components of net periodic benefit costs to be separately presented in the statements of income outside of income from operations. The presentation requirements of ASU 2017-07 have been applied retrospectively with the service cost component of net periodic benefit costs included in operations and maintenance and all other components of net periodic benefit costs included in other income (expense), net in the statements of income for the three and six months ended June 30, 2017.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Components of the net periodic benefit costs for the three and six months ended June 30, 2018 and 2017 are presented in the following tables.

Three Months Ended June 30, 2018	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Pension Plans
Service cost	$89	$20	$21	$4	$4	$2	$8
Interest cost	116	25	35	5	5	2	9
Expected return on plan assets	(235)	(53)	(74)	(10)	(10)	(2)	(17)
Amortization:
Prior service costs	1	1	1	—	—	—	—
Regulatory asset	—	—	—	—	—	—	4
Net (gain)/loss	54	13	17	3	2	—	3
Net periodic pension cost (income)	$25	$6	$—	$2	$1	$2	$7
Postretirement Benefits
Service cost	$6	$2	$1	$1	$1	$—	$—
Interest cost	18	4	7	—	1	—	3
Expected return on plan assets	(17)	(7)	(7)	(1)	(1)	—	(2)
Amortization:
Prior service costs	1	1	1	—	—	—	—
Regulatory asset	—	—	—	—	—	—	2
Net (gain)/loss	4	1	2	—	—	—	—
Net periodic postretirement benefit cost	$12	$1	$4	$—	$1	$—	$3

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Six Months Ended June 30, 2018	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Pension Plans
Service cost	$179	$39	$43	$8	$8	$4	$16
Interest cost	232	50	70	10	10	3	19
Expected return on plan assets	(471)	(104)	(148)	(20)	(20)	(5)	(35)
Amortization:
Prior service costs	2	1	1	—	—	—	(1)
Regulatory asset	—	—	—	—	—	—	7
Net (gain)/loss	107	27	34	5	5	1	6
Net periodic pension cost (income)	$49	$13	$—	$3	$3	$3	$12
Postretirement Benefits
Service cost	$12	$3	$3	$1	$1	$—	$1
Interest cost	37	8	14	1	2	—	5
Expected return on plan assets	(34)	(13)	(13)	(1)	(1)	—	(4)
Amortization:
Regulatory asset	3	2	1	—	—	—	3
Net (gain)/loss	7	1	4	—	—	—	—
Net periodic postretirement benefit cost	$25	$1	$9	$1	$2	$—	$5

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Three Months Ended June 30, 2017(*)	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Company Gas
	(in millions)
Pension Plans
Service cost	$74	$16	$18	$4	$3	$5
Interest cost	113	24	35	5	5	10
Expected return on plan assets	(225)	(49)	(70)	(9)	(10)	(17)
Amortization:
Prior service costs	3	—	1	—	1	(1)
Net (gain)/loss	41	11	14	1	2	5
Net periodic pension cost (income)	$6	$2	$(2)	$1	$1	$2
Postretirement Benefits
Service cost	$6	$2	$1	$1	$1	$—
Interest cost	20	4	8	—	1	2
Expected return on plan assets	(17)	(8)	(6)	(1)	(1)	(1)
Amortization:
Prior service costs	1	1	1	—	—	—
Net (gain)/loss	5	1	1	—	—	1
Net periodic postretirement benefit cost	$15	$—	$5	$—	$1	$2

(*)	Excludes Southern Power since Southern Power did not participate in the qualified pension and postretirement benefit plans until December 2017.

Six Months Ended June 30, 2017(*)	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Company Gas
	(in millions)
Pension Plans
Service cost	$147	$32	$37	$7	$7	$11
Interest cost	227	48	69	10	10	20
Expected return on plan assets	(449)	(98)	(141)	(19)	(20)	(35)
Amortization:
Prior service costs	6	1	2	—	1	(1)
Net (gain)/loss	81	21	28	3	4	10
Net periodic pension cost (income)	$12	$4	$(5)	$1	$2	$5
Postretirement Benefits
Service cost	$12	$3	$3	$1	$1	$1
Interest cost	40	9	15	1	2	5
Expected return on plan assets	(33)	(14)	(12)	(1)	(1)	(3)
Amortization:
Prior service costs	3	2	1	—	—	(1)
Net (gain)/loss	7	1	3	—	—	2
Net periodic postretirement benefit cost	$29	$1	$10	$1	$2	$4

(*)	Excludes Southern Power since Southern Power did not participate in the qualified pension and postretirement benefit plans until December 2017.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(H)	INCOME TAXES
See Note 5 to the financial statements of each registrant in Item 8 of the Form 10-K for additional tax information.
Federal Tax Reform Legislation
Following the enactment of the Tax Reform Legislation, the SEC staff issued Staff Accounting Bulletin 118 – "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" (SAB 118), which provides for a measurement period of up to one year from the enactment date to complete accounting under GAAP for the tax effects of the legislation. Due to the complex and comprehensive nature of the enacted tax law changes, and their application under GAAP, the registrants consider all amounts recorded in the financial statements as a result of the Tax Reform Legislation to be "provisional" as discussed in SAB 118 and subject to revision. Each of the registrants is awaiting additional guidance from industry and income tax authorities in order to finalize its accounting. The ultimate impact of the Tax Reform Legislation on deferred income tax assets and liabilities and the related regulatory assets and liabilities cannot be determined at this time. See Note (B) under "Regulatory Matters" for additional information.
Current and Deferred Income Taxes
Tax Credit Carryforwards
Southern Company had federal ITC and PTC carryforwards (primarily related to Southern Power) totaling $2.3 billion as of June 30, 2018 compared to $2.1 billion as of December 31, 2017.
The federal ITC and PTC carryforwards begin expiring in 2034 and 2032, respectively, but are expected to be fully utilized by 2021. The estimated tax credit utilization reflects the 2018 abandonment loss related to certain Kemper County energy facility expenditures as well as the projected taxable gains on the various sale transactions described in Note (J) and "Legal Entity Reorganizations" herein. The expected utilization of tax credit carryforwards could be further delayed by numerous factors, including the acquisition of additional renewable projects and increased generation at existing wind facilities. The ultimate outcome of these matters cannot be determined at this time.
Effective Tax Rate
Each registrant's effective tax rate for the six months ended June 30, 2018 varied significantly as compared to the corresponding period in 2017 due to the 14% lower 2018 federal tax rate resulting from the Tax Reform Legislation.
Southern Company
Southern Company's effective tax rate is typically lower than the statutory rate due to employee stock plans' dividend deduction, non-taxable AFUDC equity, and federal income tax benefits from ITCs and PTCs.
Southern Company's effective tax benefit rate was (3.2)% for the six months ended June 30, 2018 compared to a benefit rate of (28.6)% for the corresponding period in 2017. The effective tax rate increase was primarily due to the $3.1 billion pre-tax loss on the Kemper IGCC, net of the non-deductible AFUDC equity portion, recorded in 2017, partially offset by the $1.1 billion pre-tax loss related to Plant Vogtle Units 3 and 4 in 2018, the reduction in the federal corporate income tax rate and the benefit from the flowback of excess deferred income taxes as a result of the Tax Reform Legislation, as well as net state income tax benefits related to changes in state apportionment rates arising from the reorganization of Southern Power's legal entities as discussed further herein. See Note 3 to the financial statements of Southern Company under "Kemper County Energy Facility" in Item 8 of the Form 10-K and Note (B) under "Kemper County Energy Facility" for additional information regarding the Kemper IGCC and Note (B) under "Nuclear Construction" for additional information regarding Plant Vogtle Units 3 and 4. See Note (B) under "Regulatory Matters" for additional information on the flowback of excess deferred income taxes.
Southern Company recognizes PTCs when wind energy is generated and sold (using the prescribed KWH rate in applicable federal and state statutes), which may differ significantly from amounts computed on a quarterly basis using an overall estimated annual effective income tax rate. Southern Company uses this method of recognition

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

since the amount of PTCs can be significantly impacted by wind generation. This method can significantly affect the effective income tax rate for the period depending on the amount of pretax income.
Alabama Power
Alabama Power's effective tax rate was 22.8% for the six months ended June 30, 2018 compared to 40.2% for the corresponding period in 2017. The effective tax rate decrease was primarily due to the reduction in the federal corporate income tax rate and the benefit from the flowback of excess deferred income taxes as a result of the Tax Reform Legislation. See Note (B) under "Regulatory Matters – Alabama Power" for additional information.
Georgia Power
Georgia Power's effective tax benefit rate was (53.5)% for the six months ended June 30, 2018 compared to an effective tax rate of 36.6% for the corresponding period in 2017. The effective tax rate decrease was primarily due to the $1.1 billion pre-tax loss related to the estimated probable loss on Plant Vogtle Units 3 and 4 recorded in 2018, partially offset by the reduction in the federal corporate income tax rate. See Note (B) under "Nuclear Construction" for additional information.
Gulf Power
Gulf Power's effective tax rate was 3.3% for the six months ended June 30, 2018 compared to 39.8% for the corresponding period in 2017. The effective tax rate decrease was primarily due to the reduction in the federal corporate income tax rate and the benefit from the flowback of excess deferred income taxes as a result of the Tax Reform Legislation. See Note (B) under "Regulatory Matters – Gulf Power" for additional information.
Mississippi Power
Mississippi Power's effective tax rate was 18.7% for the six months ended June 30, 2018 compared to a benefit rate of (30.5)% for the corresponding period in 2017. The effective tax rate increase was primarily due to the $3.1 billion pre-tax loss on the Kemper IGCC, net of the non-deductible AFUDC equity portion, recorded in 2017, partially offset by the reduction in the federal corporate income tax rate as a result of the Tax Reform Legislation. See Note (B) under "Regulatory Matters – Mississippi Power" for additional information.
Southern Power
Southern Power's effective tax benefit rate was (1,386.5)% for the six months ended June 30, 2018 compared to a benefit rate of (114.7)% for the corresponding period in 2017. The effective tax rate decrease was primarily due to lower earnings before income taxes resulting from a $119 million asset impairment charge related to the sale of Southern Power's equity interests in two natural gas-fired operating facilities, Plant Oleander and Plant Stanton Unit A (together, the Florida Plants) described in Note (J) under "Southern Power – Sale of Florida Plants," as well as the reduction in the federal corporate income tax rate and the net state income tax benefits related to certain changes in apportionment rates arising from the reorganization of Southern Power's legal entities as described below.
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
Southern Company Gas
Southern Company Gas' effective tax rate was 39.1% for the six months ended June 30, 2018 compared to 38.5% for the corresponding period in 2017. This increase was primarily related to income taxes recorded related to the sale of Pivotal Home Solutions, including the reduction in deferred tax expense as a result of treating the sale as an asset sale for tax purposes, partially offset by the reduction in the federal corporate income tax rate and the benefit from the flowback of excess deferred income taxes as a result of the Tax Reform Legislation. See Note (B) under

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

"Regulatory Matters – Southern Company Gas" and Note (J) under "Southern Company Gas – Sale of Pivotal Home Solutions" for additional information.
Legal Entity Reorganizations
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
Southern Power is pursuing the sale of a noncontrolling interest in a portfolio of eight operating wind facilities through the use of third-party tax equity, which, if successful, is expected to close in the fourth quarter 2018. In the third quarter 2018, various direct and indirect subsidiaries of Southern Power that own and operate these wind facilities are expected to be reorganized under a new holding company in which the tax equity partner would invest. The reorganization is expected to result in estimated net state tax benefits totaling approximately $10 million related to certain changes in apportionment rates. The ultimate outcome of this matter cannot be determined at this time.
Unrecognized Tax Benefits
See Note 5 to the financial statements of each registrant under "Unrecognized Tax Benefits" in Item 8 of the Form 10-K for additional information.
The registrants had no unrecognized tax benefits as of June 30, 2018. It is reasonably possible that the amount of the unrecognized tax benefits could change within 12 months. The settlement of federal and state audits could impact the balances significantly. At this time, an estimate of the range of reasonably possible outcomes cannot be determined.
The IRS has finalized its audits of Southern Company's consolidated income tax returns through 2016, as well as the pre-Merger Southern Company Gas tax returns. Southern Company is a participant in the Compliance Assurance Process of the IRS. The audits for Southern Company's state income tax returns have either been concluded, or the statute of limitations has expired, for years prior to 2011.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Energy-Related Derivatives
Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas enter into energy-related derivatives to hedge exposures to electricity, natural gas, and other fuel price changes. However, due to cost-based rate regulations and other various cost recovery mechanisms, the traditional electric operating companies and the natural gas distribution utilities have limited exposure to market volatility in energy-related commodity prices. Each of the traditional electric operating companies and certain of the natural gas distribution utilities of Southern Company Gas manage fuel-hedging programs, implemented per the guidelines of their respective state PSCs or other applicable state regulatory agencies, through the use of financial derivative contracts, which is expected to continue to mitigate price volatility. The Florida PSC approved a moratorium on Gulf Power's fuel-hedging program until January 1, 2021. The moratorium does not have an impact on the recovery of existing hedges entered into under the previously-approved hedging program. The traditional electric operating companies (with respect to wholesale generating capacity) and Southern Power have limited exposure to market volatility in energy-related commodity prices because their long-term sales contracts shift substantially all fuel cost responsibility to the purchaser. However, the traditional electric operating companies and Southern Power may be exposed to market volatility in energy-related commodity prices to the extent any uncontracted capacity is used to sell electricity. Southern Company Gas retains exposure to price changes that can, in a volatile energy market, be material and can adversely affect its results of operations.
Southern Company Gas also enters into weather derivative contracts as economic hedges of operating margins in the event of warmer-than-normal weather. Exchange-traded options are carried at fair value, with changes reflected in operating revenues. Non-exchange-traded options are accounted for using the intrinsic value method. Changes in the intrinsic value for non-exchange-traded contracts are reflected in operating revenues.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

At June 30, 2018, the net volume of energy-related derivative contracts for natural gas positions for the Southern Company system, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	701	2022	2029
Alabama Power	82	2022	—
Georgia Power	174	2022	—
Gulf Power	13	2020	—
Mississippi Power	66	2022	—
Southern Power	14	2020	—
Southern Company Gas(*)	352	2020	2029

(*)
Southern Company's and Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of long natural gas positions of 3.9 billion mmBtu and short natural gas positions of 3.6 billion mmBtu as of June 30, 2018, which is also included in Southern Company's total volume.

In addition to the volumes discussed above, the traditional electric operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 17 million mmBtu for Southern Company, 3 million mmBtu for Alabama Power, 6 million mmBtu for Georgia Power, 1 million mmBtu for Gulf Power, 2 million mmBtu for Mississippi Power, and 5 million mmBtu for Southern Power.
For cash flow hedges of energy-related derivatives, the amounts expected to be reclassified from accumulated OCI to earnings for the next 12-month period ending June 30, 2019 are immaterial for all registrants.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

At June 30, 2018, the following interest rate derivatives were outstanding:

	Notional Amount	Interest Rate Received	Weighted Average Interest Rate Paid	Hedge Maturity Date	Fair Value Gain (Loss) at June 30, 2018
	(in millions)				(in millions)
Fair Value Hedges of Existing Debt
Southern Company(*)	$300	2.75%	3-month LIBOR + 0.92%	June 2020	$(6)
Southern Company(*)	1,500	2.35%	1-month LIBOR + 0.87%	July 2021	(57)
Georgia Power	500	1.95%	3-month LIBOR + 0.76%	December 2018	(3)
Georgia Power	200	4.25%	3-month LIBOR + 2.46%	December 2019	(3)
Southern Company Consolidated	$2,500				$(69)

(*)	Represents the Southern Company parent entity.
The estimated pre-tax gains (losses) related to interest rate derivatives expected to be reclassified from accumulated OCI to interest expense for the next 12-month period ending June 30, 2019 are $(18) million for Southern Company and immaterial for all other registrants. Southern Company and certain subsidiaries have deferred gains and losses expected to be amortized into earnings through 2046.
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
At June 30, 2018, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) at June 30, 2018
	(in millions)		(in millions)			(in millions)
Cash Flow Hedges of Existing Debt
Southern Power	$677	2.95%	€600	1.00%	June 2022	$54
Southern Power	564	3.78%	500	1.85%	June 2026	55
Total	$1,241		€1,100			$109
The estimated pre-tax gains (losses) related to foreign currency derivatives that will be reclassified from accumulated OCI to earnings for the next 12-month period ending June 30, 2019 are $(23) million for Southern Company and Southern Power.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

	As of June 30, 2018		As of December 31, 2017
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$16	$12	$10	$43
Other deferred charges and assets/Other deferred credits and liabilities	5	27	7	24
Assets held for sale, current/Liabilities held for sale, current	—	8	—	—
Assets held for sale/Liabilities held for sale	—	4	—	—
Total derivatives designated as hedging instruments for regulatory purposes	$21	$51	$17	$67
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$2	$3	$3	$14
Other deferred charges and assets/Other deferred credits and liabilities	1	1	—	—
Interest rate derivatives:
Other current assets/Other current liabilities	—	15	1	4
Other deferred charges and assets/Other deferred credits and liabilities	—	53	—	34
Foreign currency derivatives:
Other current assets/Other current liabilities	—	23	—	23
Other deferred charges and assets/Other deferred credits and liabilities	132	—	129	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$135	$95	$133	$75
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets/Other current liabilities	$239	$272	$380	$437
Other deferred charges and assets/Other deferred credits and liabilities	189	246	170	215
Total derivatives not designated as hedging instruments	$428	$518	$550	$652
Gross amounts recognized	$584	$664	$700	$794
Gross amounts offset(a)	$(306)	$(489)	$(405)	$(598)
Net amounts recognized in the Balance Sheets(b)	$278	$175	$295	$196

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	As of June 30, 2018		As of December 31, 2017
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Alabama Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$6	$3	$2	$6
Other deferred charges and assets/Other deferred credits and liabilities	2	6	2	4
Total derivatives designated as hedging instruments for regulatory purposes	$8	$9	$4	$10
Gross amounts recognized	$8	$9	$4	$10
Gross amounts offset	$(4)	$(4)	$(4)	$(4)
Net amounts recognized in the Balance Sheets	$4	$5	$—	$6

Georgia Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$5	$5	$2	$9
Other deferred charges and assets/Other deferred credits and liabilities	2	14	4	10
Total derivatives designated as hedging instruments for regulatory purposes	$7	$19	$6	$19
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current assets/Other current liabilities	$—	$5	$—	$4
Other deferred charges and assets/Other deferred credits and liabilities	—	1	—	1
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$—	$6	$—	$5
Gross amounts recognized	$7	$25	$6	$24
Gross amounts offset	$(7)	$(7)	$(6)	$(6)
Net amounts recognized in the Balance Sheets	$—	$18	$—	$18

Gulf Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$—	$8	$—	$14
Other deferred charges and assets/Other deferred credits and liabilities	—	4	—	7
Total derivatives designated as hedging instruments for regulatory purposes	$—	$12	$—	$21
Gross amounts recognized	$—	$12	$—	$21
Gross amounts offset	$—	$—	$—	$—
Net amounts recognized in the Balance Sheets	$—	$12	$—	$21

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	As of June 30, 2018		As of December 31, 2017
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)

Mississippi Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$2	$3	$1	$6
Other deferred charges and assets/Other deferred credits and liabilities	1	6	1	3
Total derivatives designated as hedging instruments for regulatory purposes	$3	$9	$2	$9
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current assets/Other current liabilities	$—	$—	$1	$—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$—	$—	$1	$—
Gross amounts recognized	$3	$9	$3	$9
Gross amounts offset	$(2)	$(2)	$(2)	$(2)
Net amounts recognized in the Balance Sheets	$1	$7	$1	$7

Southern Power
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$2	$2	$3	$11
Other deferred charges and assets/Other deferred credits and liabilities	1	1	—	—
Foreign currency derivatives:
Other current assets/Other current liabilities	—	23	—	23
Other deferred charges and assets/Other deferred credits and liabilities	132	—	129	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$135	$26	$132	$34
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets/Other current liabilities	$—	$—	$—	$2
Gross amounts recognized	$135	$26	$132	$36
Gross amounts offset	$(2)	$(2)	$(3)	$(3)
Net amounts recognized in the Balance Sheets	$133	$24	$129	$33

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	As of June 30, 2018		As of December 31, 2017
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)

Southern Company Gas
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$3	$1	$5	$8
Other deferred charges and assets/Other deferred credits and liabilities	—	1	—	—
Total derivatives designated as hedging instruments for regulatory purposes	$3	$2	$5	$8
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$—	$1	$—	$3
Derivatives not designated as hedging instruments
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$239	$272	$379	$434
Other deferred charges and assets/Other deferred credits and liabilities	189	246	170	215
Total derivatives not designated as hedging instruments	$428	$518	$549	$649
Gross amounts of recognized	$431	$521	$554	$660
Gross amounts offset(a)	$(291)	$(474)	$(390)	$(583)
Net amounts recognized in the Balance Sheets(b)	$140	$47	$164	$77

(a)	Gross amounts offset include cash collateral held on deposit in broker margin accounts of $183 million and $193 million as of June 30, 2018 and December 31, 2017, respectively.

(b)
Net amounts of derivative instruments outstanding exclude premium and intrinsic value associated with weather derivatives of $3 million and $11 million as of June 30, 2018 and December 31, 2017, respectively.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

At June 30, 2018 and December 31, 2017, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet at June 30, 2018
Derivative Category and Balance Sheet Location	Southern Company(*)	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Company Gas(*)
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(4)	$(1)	$(1)	$(8)	$(1)	$(1)
Other regulatory assets, deferred	(20)	(4)	(11)	(4)	(5)	—
Assets held for sale, current	(8)	—	—	—	—	—
Assets held for sale	(4)	—	—	—	—	—
Other regulatory liabilities, current	8	4	—	—	—	4
Total energy-related derivative gains (losses)	$(28)	$(1)	$(12)	$(12)	$(6)	$3

(*)	Fair value gains and losses recorded in regulatory assets and liabilities include cash collateral held on deposit in broker margin accounts of $2 million at June 30, 2018.

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet at December 31, 2017
Derivative Category and Balance Sheet Location	Southern Company(*)	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Company Gas(*)
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(34)	$(4)	$(7)	$(14)	$(5)	$(4)
Other regulatory assets, deferred	(18)	(3)	(6)	(7)	(2)	—
Other regulatory liabilities, current	7	—	—	—	—	7
Other regulatory liabilities, deferred	1	1	—	—	—	—
Total energy-related derivative gains (losses)	$(44)	$(6)	$(13)	$(21)	$(7)	$3

(*)	Fair value gains and losses recorded in regulatory assets and liabilities include cash collateral held on deposit in broker margin accounts of $6 million at December 31, 2017.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

For the three and six months ended June 30, 2018 and 2017, the pre-tax effects of cash flow hedge accounting on accumulated OCI were as follows:

Gain (Loss) Recognized in OCI on Derivative	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Southern Company
Energy-related derivatives	$—	$(9)	$12	$(20)
Interest rate derivatives	—	(1)	(2)	(1)
Foreign currency derivatives	(73)	71	(21)	67
Total	$(73)	$61	$(11)	$46
Southern Power
Energy-related derivatives	$(1)	$(7)	$10	$(15)
Foreign currency derivatives	(73)	71	(21)	67
Total	$(74)	$64	$(11)	$52
Southern Company Gas
Energy-related derivatives	$1	$(2)	$2	$(4)
For the three and six months ended June 30, 2018 and 2017, the pre-tax effects of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments on accumulated OCI were immaterial for the other registrants.
For the three and six months ended June 30, 2017, there was no material ineffectiveness recorded in earnings for any registrant. Upon the adoption of ASU 2017-12, beginning in 2018, ineffectiveness was no longer separately measured and recorded in earnings. See Note (A) for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

For the three and six months ended June 30, 2018 and 2017, the pre-tax effects of cash flow and fair value hedge accounting on income were as follows:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2018	2017	2018	2017
	(in millions)		(in millions)
Southern Company
Depreciation and amortization	$783	$754	$1,552	$1,469
Gain (loss) on cash flow hedges(a)
Energy-related derivatives	1	(2)	2	(6)
Interest expense, net of amounts capitalized	(470)	(424)	(928)	(840)
Gain (loss) on cash flow hedges(a)
Interest rate derivatives	(6)	(5)	(11)	(10)
Foreign currency derivatives	(7)	(5)	(12)	(12)
Gain (loss) on fair value hedges(b)
Interest rate derivatives	(7)	7	(31)	(1)
Other income (expense), net	78	52	138	98
Gain (loss) on cash flow hedges(a)(c)
Foreign currency derivatives	(73)	79	(37)	96
Cost of natural gas	228	232	949	951
Gain (loss) on cash flow hedges(a)
Energy-related derivatives	—	—	(2)	—
Alabama Power
Interest expense, net of amounts capitalized	$(80)	$(77)	$(158)	$(153)
Gain (loss) on cash flow hedges(a)
Interest rate derivatives	(1)	(2)	(3)	(3)
Georgia Power
Interest expense, net of amounts capitalized	$(102)	$(104)	$(208)	$(205)
Gain (loss) on cash flow hedges(a)
Interest rate derivatives	(2)	(1)	(3)	(3)
Gain (loss) on fair value hedges(b)
Interest rate derivatives	2	—	(1)	(1)
Mississippi Power
Interest expense, net of amounts capitalized	$(21)	$(17)	$(39)	$(37)
Gain (loss) on cash flow hedges(a)
Interest rate derivatives	(1)	—	(1)	(1)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2018	2017	2018	2017
	(in millions)		(in millions)
Southern Power
Depreciation and amortization	$125	$129	$240	$247
Gain (loss) on cash flow hedges(a)
Energy-related derivatives	1	(2)	2	(6)
Interest expense, net of amounts capitalized	(46)	(48)	(93)	(97)
Gain (loss) on cash flow hedges(a)
Foreign currency derivatives	(7)	(5)	(12)	(12)
Other income (expense), net	2	2	5	(2)
Gain (loss) on cash flow hedges(a)(c)
Foreign currency derivatives	(73)	79	(37)	96

Southern Company Gas
Cost of natural gas	$228	$232	$949	$951
Gain (loss) on cash flow hedges(a)
Energy-related derivatives	—	—	(2)	—

(a)	Amounts reflect gains or losses on cash flow hedges that were reclassified from accumulated OCI into income.

(b)
For fair value hedges presented above, generally changes in the fair value of the derivative contracts are equal to changes in the fair value of the underlying debt and have no material impact on income.

(c)
The reclassification from accumulated OCI into other income (expense), net completely offsets currency gains and losses arising from changes in the U.S. currency exchange rates used to record the euro-denominated notes.

For the three and six months ended June 30, 2018 and 2017, the pre-tax effects of cash flow hedge accounting on income for interest rate derivatives were immaterial for Gulf Power and Southern Company Gas.
As of June 30, 2018 and December 31, 2017, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	As of June 30, 2018	As of December 31, 2017	As of June 30, 2018	As of December 31, 2017
	(in millions)		(in millions)
Southern Company
Securities due within one year	$(497)	$(746)	$3	$3
Long-term Debt	(2,528)	(2,553)	63	35

Georgia Power
Securities due within one year	$(497)	$(746)	$3	$3
Long-term Debt	(497)	(498)	3	1

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

For the three and six months ended June 30, 2018 and 2017, the pre-tax effects of energy-related derivatives not designated as hedging instruments on the statements of income were as follows:

		Gain (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Non-Designated Hedging Relationships	Statements of Income Location	2018	2017	2018	2017
		(in millions)		(in millions)
Southern Company
Energy-related derivatives:	Natural gas revenues(*)	$(28)	$16	$(43)	$65
	Cost of natural gas	2	(2)	4	(4)
Total derivatives in non-designated hedging relationships		$(26)	$14	$(39)	$61
Southern Company Gas
Energy-related derivatives:	Natural gas revenues(*)	$(28)	$16	$(43)	$65
	Cost of natural gas	2	(2)	4	(4)
Total derivatives in non-designated hedging relationships		$(26)	$14	$(39)	$61

(*)
Excludes gains (losses) recorded in natural gas revenues associated with weather derivatives of $15 million for the six months ended June 30, 2017 and immaterial amounts for all other periods presented.

For the three and six months ended June 30, 2018 and 2017, the pre-tax effects of energy-related derivatives and interest rate derivatives not designated as hedging instruments were immaterial for the traditional electric operating companies and Southern Power.
Contingent Features
Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At June 30, 2018, the registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
For the registrants with interest rate derivatives at June 30, 2018, the fair value of interest rate derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, was immaterial. At June 30, 2018, the fair value of energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial for all registrants. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade.
Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivatives executed with the same counterparty.
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Alabama Power and Southern Power may be required to post collateral. At June 30, 2018, cash collateral posted in these accounts was immaterial. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts. At June 30, 2018, cash collateral held on deposit in broker margin accounts was $183 million.
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
Southern Company's Sale of Gulf Power
On May 20, 2018, Southern Company entered into a stock purchase agreement (Gulf Power SPA) with NextEra Energy and its wholly-owned subsidiary 700 Universe, LLC, which provides for the sale of all of the capital stock of Gulf Power for an aggregate cash purchase price of $5.75 billion (less the amount of indebtedness assumed at closing, which is currently estimated at approximately $1.4 billion), subject to (i) customary adjustments for indebtedness and working capital and (ii) reduction by the amount (if any) by which Gulf Power fails to meet a specified capital expenditure target.
The Gulf Power SPA contains customary representations, warranties, and covenants of Southern Company, 700 Universe, LLC, and NextEra Energy. These covenants include, among others, an obligation of Southern Company to cause Gulf Power to operate its business in the ordinary course until the sale is consummated and an obligation for each of the parties to use reasonable best efforts to obtain the governmental and regulatory approvals described below.
The completion of the sale is subject to the satisfaction or waiver of certain closing conditions, including, among others, (i) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act), (ii) approval by the FERC and the Federal Communications Commission, (iii) the entry into certain ancillary agreements, including transmission-related agreements and a transition services agreement, among the parties and their affiliates, and (iv) other customary closing conditions.
The Gulf Power SPA may be terminated by either Southern Company or 700 Universe, LLC under certain circumstances, including if the sale is not consummated by June 28, 2019 (subject to extension to December 31, 2019, if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied). The Gulf Power SPA further provides that, upon the termination thereof, (i) under certain specified circumstances, 700 Universe, LLC will be required to pay Southern Company a termination fee of $100 million or $200 million (such amount depending on the specific circumstances of such termination) and (ii) upon certain other specified circumstances Southern Company will be required to pay 700 Universe, LLC a termination fee of $100 million.
The sale of Gulf Power is expected to occur in the first half of 2019. The assets and liabilities of Gulf Power are classified as assets held for sale and liabilities held for sale on Southern Company's balance sheet as of June 30, 2018. See "Assets Held for Sale" below for additional information. The ultimate outcome of this matter cannot be determined at this time.
Southern Power
See Note 11 to the financial statements of Southern Power and Note 12 to the financial statements of Southern Company under "Southern Power" in Item 8 of the Form 10-K for additional information.
Acquisitions During the Six Months Ended June 30, 2018
During the six months ended June 30, 2018, one of Southern Power's wholly-owned subsidiaries acquired and completed construction of the Gaskell West 1 solar facility. Acquisition-related costs were expensed as incurred and were not material.

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
Construction Projects Completed and in Progress
During the six months ended June 30, 2018, Southern Power started or continued construction of the projects set forth in the table below. Total aggregate construction costs, excluding the acquisition costs, are expected to be between $520 million and $590 million for the Cactus Flats, Mankato, and Wild Horse Mountain facilities. At June 30, 2018, construction costs included in CWIP related to these projects totaled $353 million. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Expected COD	PPA Contract Period
Projects Under Construction as of June 30, 2018
Cactus Flats(a)	Wind	148	Concho County, TX	July 2018	12-15 years
Mankato	Natural Gas	345	Mankato, MN	First half 2019	20 years
Wild Horse Mountain(b)	Wind	100	Pushmataha County, OK	Fourth quarter 2019	20 years

(a)
In July 2017, Southern Power purchased 100% of the Cactus Flats facility and commenced construction. Subsequent to June 30, 2018, the facility was placed in service and Southern Power expects to close on a tax equity partnership agreement, which would result in Southern Power owning 100% of the class B membership interests.

(b)
In May 2018, Southern Power purchased 100% of the Wild Horse Mountain facility and commenced construction. Southern Power may enter into a tax equity partnership agreement, in which case it would then own 100% of the class B membership interests.

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
In response to the previously disclosed decrease of planned expenditures for plant acquisitions and placeholder growth, Southern Power continues to refine the deployment of wind turbine equipment to projects and the amount of MW capacity to be constructed. While the expectation is that the majority of the equipment will be deployed in a manner to qualify for the 100% and 80% PTCs, Southern Power may consider other strategies, such as selling equipment or interests in projects.
The ultimate outcome of these matters cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Sale of Solar Facility Interests
In May 2018, Southern Power sold a 33% equity interest in SPSH, a newly-formed limited partnership indirectly owning substantially all of Southern Power's solar facilities, to Global Atlantic Financial Group Limited (Global Atlantic) for approximately $1.2 billion, subject to customary working capital adjustments. The proceeds were used to repay $770 million of existing indebtedness, to return capital of $250 million to Southern Company, and for other general corporate purposes, including working capital. Since Southern Power retains control of the limited partnership through its wholly-owned general partner, the sale was recorded as an equity transaction and Southern Power will continue to consolidate the results of SPSH. On the date of the transaction, the noncontrolling interest was increased by $511 million to reflect 33% of the carrying value of the partnership. This difference, partially offset by the tax impact and other related transaction charges, also resulted in a $407 million decrease to Southern Power's common stockholder's equity.
Sale of Florida Plants
In May 2018, Southern Power entered into an equity interest purchase agreement with NextEra Energy to sell all of its equity interests in the Florida Plants, for an aggregate purchase price of $195 million, subject to customary working capital and timing adjustments.
The sale is subject to certain closing and timing conditions and approvals, including, but not limited to, the expiration or termination of the waiting period under the HSR Act and approval by the FERC. The ultimate purchase price will decrease $110,000 per day for each day after December 31, 2018 through the closing of the transaction. Conversely, the ultimate purchase price will increase $110,000 per day for each day the closing occurs prior to December 31, 2018. The transaction is currently expected to occur in the first half of 2019. As a result of this pending transaction, Southern Power recorded an asset impairment charge of approximately $119 million ($89 million after tax) in the second quarter 2018. The assets and liabilities of the Florida Plants are classified as assets held for sale and liabilities held for sale on Southern Company's and Southern Power's balance sheets as of June 30, 2018. See "Assets Held for Sale" below for additional information. The ultimate outcome of this matter cannot be determined at this time.
Assets Subject to Lien
Under the terms of the PPA and the expansion PPA for the Mankato project, approximately $475 million of assets, primarily related to property, plant, and equipment, are subject to lien at June 30, 2018.
Southern Company Gas
Sale of Pivotal Home Solutions
On June 4, 2018, Southern Company Gas completed the stock sale of Pivotal Home Solutions to American Water Enterprises LLC for a total cash purchase price of $358 million and an additional $6 million for working capital. This disposition resulted in a net loss of $76 million, which included $40 million of income tax expense. In contemplation of the transaction, a goodwill impairment charge of $42 million was recorded during the first quarter 2018. The after-tax loss included income tax expense on goodwill not deductible for tax purposes and for which a deferred tax liability had not been recorded previously. Additionally, this disposition is subject to a final working capital adjustment that may impact the cash proceeds from disposition, but not the loss recorded. Southern Company Gas and American Water Enterprises LLC entered into a transition services agreement whereby Southern Company Gas will provide certain administrative and operational services through no later than February 3, 2019.
Sale of Elizabethtown Gas and Elkton Gas
On July 1, 2018, a Southern Company Gas subsidiary, Pivotal Utility Holdings, completed the sales of the assets of two of its natural gas distribution utilities, Elizabethtown Gas and Elkton Gas, to South Jersey Industries, Inc. for a total cash purchase price of $1.7 billion and an additional $40 million for working capital. This disposition resulted in an estimated pre-tax gain of approximately $235 million and an after-tax gain of approximately $12 million,

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

which will be recorded in the third quarter 2018. The after-tax gain included income tax expense on goodwill not deductible for tax purposes and for which a deferred tax liability had not been recorded previously. Additionally, this disposition is subject to a final working capital adjustment that may impact the cash proceeds from disposition, but not the gain that will be recorded in the third quarter 2018. Southern Company Gas and South Jersey Industries, Inc. entered into transition services agreements whereby Southern Company Gas will provide certain administrative and operational services through no later than January 31, 2020. The assets and liabilities of Elizabethtown Gas and Elkton Gas are classified as assets held for sale and liabilities held for sale on Southern Company's and Southern Company Gas' balance sheets at June 30, 2018. See "Assets Held for Sale" below for additional information.
Sale of Florida City Gas
On July 29, 2018, Southern Company Gas and its wholly-owned direct subsidiary, NUI Corporation, completed the stock sale of Pivotal Utility Holdings, which primarily consisted of Florida City Gas, to NextEra Energy for a total cash purchase price of $530 million (less $3 million of indebtedness assumed at closing for customer deposits) and an additional $60 million for cash and other working capital. This disposition resulted in an estimated pre-tax gain of approximately $126 million and an after-tax gain of approximately $4 million, which will be recorded in the third quarter 2018. The after-tax gain included income tax expense on goodwill not deductible for tax purposes and for which a deferred tax liability had not been recorded previously. Additionally, this disposition is subject to a final working capital adjustment that may impact the cash proceeds from disposition, but not the gain that will be recorded in the third quarter 2018. Southern Company Gas and NextEra Energy entered into a transition services agreement whereby Southern Company Gas will provide certain administrative and operational services through no later than July 29, 2020. The assets and liabilities of Florida City Gas are classified as assets held for sale and liabilities held for sale on Southern Company's and Southern Company Gas' balance sheets at June 30, 2018. See "Assets Held for Sale" below for additional information.
Assets Held for Sale
As discussed above, Southern Company, Southern Power, and Southern Company Gas each have assets and liabilities held for sale on their balance sheets at June 30, 2018. Assets and liabilities held for sale have been classified separately on each company's balance sheet at the lower of carrying value or fair value less costs to sell at the time the criteria for held-for-sale classification were met. For assets and liabilities held for sale recorded at fair value on a nonrecurring basis, the fair value of assets held for sale is based primarily on unobservable inputs (Level 3), which includes the agreed upon sales prices in executed sales agreements.
Upon classification as held for sale in May 2018, Southern Power ceased recognizing depreciation on the Florida Plants' property, plant, and equipment to be sold. Since the depreciation of the assets to be sold in the Gulf Power transaction continues to be reflected in customer rates and will be reflected in the carryover basis of the assets when sold, Southern Company will continue to record depreciation on those assets through the date the transaction closes. Likewise, since the depreciation of the assets sold in the Elizabethtown Gas, Elkton Gas, and Florida City Gas transactions continued to be reflected in customer rates and was reflected in the carryover basis of the assets when sold, Southern Company Gas continued to record depreciation on those assets through the respective date that each transaction closed.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The following table provides each company's major classes of assets and liabilities classified as held for sale at June 30, 2018:

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
Assets Held for Sale:
Current assets	$487	$17	$81
Total property, plant, and equipment	5,462	168	1,408
Goodwill and other intangible assets	668	—	668
Other non-current assets	705	15	141
Total Assets Held for Sale	$7,322	$200	$2,298

Liabilities Held for Sale:
Current liabilities	$354	$2	$61
Long-term debt	1,285	—	—
Accumulated deferred income taxes	566	—	26
Other non-current liabilities	1,334	—	325
Total Liabilities Held for Sale	$3,539	$2	$412
Southern Company, Southern Power, and Southern Company Gas each concluded that the sale of these assets, both individually and combined, did not represent a strategic shift in operations that has, or is expected to have, a major effect on its operations and financial results; therefore, none of these assets held for sale have been classified as discontinued operations for any of the periods presented.
Gulf Power and the Florida Plants represent individually significant components of Southern Company and Southern Power, respectively; therefore, pre-tax profit for these components for the three and six months ended June 30, 2018 and 2017 is presented below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Earnings before income taxes:
Gulf Power	$31	$61	$87	$95
Southern Power's Florida Plants(*)	$14	$11	$24	$20

(*)	Excludes any allocation of interest from Southern Power's corporate debt.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(K)	VARIABLE INTEREST ENTITY AND EQUITY METHOD INVESTMENTS
Southern Power
In May 2018, Southern Power sold a 33% equity interest in SPSH to Global Atlantic. See Note (J) under "Southern Power" for additional information. A wholly-owned subsidiary of Southern Power is the general partner and holds a 1% ownership interest in SPSH and another wholly-owned subsidiary of Southern Power owns the remaining 66% ownership in SPSH. SPSH is a variable interest entity (VIE) because the arrangement is structured as a limited partnership and the 33% limited partner does not have substantive kick-out rights against the general partner. Southern Power previously consolidated SPSH and will continue to do so as the primary beneficiary of the VIE because it controls the most significant activities of the partnership, including operating and maintaining its assets.
At June 30, 2018, SPSH had total assets of $6.5 billion, total liabilities of $0.1 billion, and noncontrolling interests related to other partners' interests of $1.2 billion. Cash distributions from SPSH are allocated 67% to Southern Power and 33% to Global Atlantic in accordance with their membership interests and the limited partnership agreement.
Transfers and sales of the assets in the VIE are subject to limited partner consent and the liabilities do not have recourse to the general credit of Southern Power. Liabilities consist of customary working capital items and do not include any long-term debt.
Southern Company Gas
See Note 4 to the financial statements of Southern Company Gas in Item 8 of the Form 10-K for additional information.
Equity Method Investments
The carrying amounts of Southern Company Gas' equity method investments as of June 30, 2018 and December 31, 2017 and related income from those investments for the three and six-month periods ended June 30, 2018 and June 30, 2017 were as follows:

Investment Balance	June 30, 2018	December 31, 2017
	(in millions)
SNG	$1,258	$1,262
Atlantic Coast Pipeline	56	41
PennEast Pipeline	67	57
Triton	42	42
Pivotal JAX LNG, LLC	52	44
Horizon Pipeline	31	30
Other	1	1
Total	$1,507	$1,477

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Earnings from Equity Method Investments	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	(in millions)
SNG	$27	$24	$66	$58
PennEast Pipeline	1	1	2	4
Atlantic Coast Pipeline	1	2	3	3
Triton	1	2	2	2
Horizon Pipeline	1	—	1	1
Total	$31	$29	$74	$68
Southern Natural Gas
Selected financial information of SNG for the three and six months ended June 30, 2018 and June 30, 2017 is as follows:

Income Statement Information	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	(in millions)
Revenues	$146	$143	$306	$298
Operating income	$60	$63	$159	$147
Net income	$54	$48	$132	$114
(L) SEGMENT AND RELATED INFORMATION
Southern Company
The primary businesses of the Southern Company system are electricity sales by the traditional electric operating companies and Southern Power and the distribution of natural gas by Southern Company Gas. The four traditional electric operating companies – Alabama Power, Georgia Power, Gulf Power, and Mississippi Power – are vertically integrated utilities providing electric service in four Southeastern states. Southern Power develops, constructs, acquires, owns, and manages power generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. Southern Company Gas distributes natural gas through its natural gas distribution utilities in four states and is involved in several other complementary businesses including gas marketing services, wholesale gas services, and gas midstream operations. Through June 30, 2018, Southern Company Gas had seven natural gas distribution utilities in seven states. Subsequent to June 30, 2018, Southern Company Gas completed sales of three of its natural gas distribution utilities. See Note (J) under "Southern Company Gas" for additional information.
Southern Company's reportable business segments are the sale of electricity by the four traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Revenues from sales by Southern Power to the traditional electric operating companies were $109 million and $192 million for the three and six months ended June 30, 2018, respectively, and $90 million and $190 million for the three and six months ended June 30, 2017, respectively. Revenues from sales of natural gas from Southern Company Gas to the traditional electric operating companies were $8 million for both the three and six months ended June 30, 2018 and $10 million for both the three and six months ended June 30, 2017. Revenues from sales of natural gas from Southern Company Gas to Southern Power were $22 million and $58 million for the three and six months ended June 30, 2018, respectively, and $33 million and $56 million for the three and six months ended June 30, 2017, respectively. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing energy technologies and services to electric utilities and large industrial, commercial, institutional, and municipal customers; as well as investments in telecommunications and leveraged lease projects. All other inter-segment revenues are not material.
Financial data for business segments and products and services for the three and six months ended June 30, 2018 and 2017 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2018:
Operating revenues	$4,124	$555	$(114)	$4,565	$730	$381	$(49)	$5,627
Segment net income (loss)(a)(b)(c)	(48)	22	—	(26)	(31)	(100)	3	(154)
Six Months Ended June 30, 2018:
Operating revenues	$8,104	$1,064	$(220)	$8,948	$2,369	$782	$(100)	$11,999
Segment net income (loss)(a)(b)(c)(d)	563	143	—	706	248	(174)	4	784
At June 30, 2018:
Goodwill	$—	$2	$—	$2	$5,015	$298	$—	$5,315
Total assets	73,634	15,428	(313)	88,749	22,112	3,707	(1,791)	112,777
Three Months Ended June 30, 2017:
Operating revenues	$4,157	$529	$(101)	$4,585	$716	$166	$(37)	$5,430
Segment net income (loss)(a)(b)	(1,442)	82	—	(1,360)	49	(68)	(2)	(1,381)
Six Months Ended June 30, 2017:
Operating revenues	$7,943	$979	$(206)	$8,716	$2,276	$289	$(79)	$11,202
Segment net income (loss)(a)(b)(e)	(1,010)	151	—	(859)	288	(152)	—	(723)
At December 31, 2017:
Goodwill	$—	$2	$—	$2	$5,967	$299	$—	$6,268
Total assets	72,204	15,206	(325)	87,085	22,987	2,552	(1,619)	111,005

(a)	Attributable to Southern Company.

(b)
Segment net income (loss) for the traditional electric operating companies includes pre-tax charges for estimated losses on plants under construction of $1.1 billion ($0.8 billion after tax) and $3.0 billion ($2.1 billion after tax) for the three months ended June 30, 2018 and 2017, respectively, and $1.1 billion ($0.8 billion after tax) and $3.1 billion ($2.2 billion after tax) for the six months ended June 30, 2018 and 2017, respectively. See Note 3 to the financial statements of Southern Company under "Kemper County Energy Facility" in Item 8 of the Form 10-K and Note (B) under "Nuclear Construction" and "Kemper County Energy Facility" for additional information.

(c)
Segment net income (loss) for Southern Power includes a pre-tax impairment charge of $119 million ($89 million after tax) for the three and six months ended June 30, 2018 related to the pending sale of Southern Power's Florida Plants. See Note (J) under "Southern Power – Sale of Florida Plants" for additional information.

(d)
Segment net income (loss) for Southern Company Gas includes a goodwill impairment charge of $42 million for the six months ended June 30, 2018 related to the sale of Pivotal Home Solutions. See Note (J) under "Southern Company Gas – Sale of Pivotal Home Solutions" for additional information.

(e)
Segment net income (loss) for the traditional electric operating companies includes a pre-tax charge for the write-down of Gulf Power's ownership of Plant Scherer Unit 3 of $33 million ($20 million after tax) for the six months ended June 30, 2017. See Note 3 to the financial statements of Southern Company under "Regulatory Matters – Gulf Power – Retail Base Rate Cases" in Item 8 of the Form 10-K for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Products and Services

	Electric Utilities' Revenues
Period	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended June 30, 2018	$3,740	$611	$214	$4,565
Three Months Ended June 30, 2017	3,777	618	190	4,585

Six Months Ended June 30, 2018	$7,308	$1,230	$410	$8,948
Six Months Ended June 30, 2017	7,171	1,149	396	8,716

	Southern Company Gas' Revenues
Period	Gas Distribution Operations	Gas Marketing Services	Other	Total
	(in millions)
Three Months Ended June 30, 2018	$638	$89	$3	$730
Three Months Ended June 30, 2017	557	166	(7)	716

Six Months Ended June 30, 2018	$1,838	$359	$172	$2,369
Six Months Ended June 30, 2017	1,689	454	133	2,276
Southern Company Gas
Southern Company Gas manages its business through four reportable segments – gas distribution operations, gas marketing services, wholesale gas services, and gas midstream operations. The non-reportable segments are combined and presented as all other.
Gas distribution operations is the largest component of Southern Company Gas' business and includes natural gas local distribution utilities that construct, manage, and maintain intrastate natural gas pipelines and gas distribution facilities in seven states. Subsequent to June 30, 2018, Southern Company Gas sold three of its natural gas distribution utilities, Elizabethtown Gas, Elkton Gas, and Florida City Gas. See Note (J) under "Southern Company Gas" for additional information.
Gas marketing services includes natural gas marketing to end-use customers primarily in Georgia and Illinois. On June 4, 2018, Southern Company Gas sold Pivotal Home Solutions. See Note (J) under "Southern Company Gas" for additional information.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Business segment financial data for the three and six months ended June 30, 2018 and 2017 was as follows:

	Gas Distribution Operations(a)	Gas Marketing Services(b)(c)	Wholesale Gas Services(d)	Gas Midstream Operations	Total	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2018:
Operating revenues	$643	$89	$(16)	$18	$734	$1	$(5)	$730
Segment net income	68	(76)	(21)	14	(15)	(16)	—	(31)
Six Months Ended June 30, 2018:
Operating revenues	1,856	359	150	40	2,405	2	(38)	2,369
Segment net income	216	(63)	83	38	274	(26)	—	248
Total assets at June 30, 2018:	18,654	1,610	818	2,269	23,351	11,544	(12,783)	22,112
Three Months Ended June 30, 2017:
Operating revenues	$603	$166	$(12)	$12	$769	$3	$(56)	$716
Segment net income	54	4	(17)	9	50	(1)	—	49
Six Months Ended June 30, 2017:
Operating revenues	1,783	454	119	37	2,393	5	(122)	2,276
Segment net income	171	35	51	25	282	6	—	288
Total assets at December 31, 2017:	19,358	2,147	1,096	2,241	24,842	12,184	(14,039)	22,987

(a)
Operating revenues for the three gas distribution operations dispositions were $70 million and $66 million for the three months ended June 30, 2018 and 2017, respectively, and $237 million and $224 million for the six months ended June 30, 2018 and 2017, respectively. See Note (J) under "Southern Company Gas" for additional information.

(b)
Operating revenues for the gas marketing services disposition were $24 million and $32 million for the three months ended June 30, 2018 and 2017, respectively, and $55 million and $63 million for the six months ended June 30, 2018 and 2017, respectively. See Note (J) under "Southern Company Gas" for additional information.

(c)
Segment net income for gas marketing services includes a loss on disposition of $36 million for the three and six months ended June 30, 2018 and a goodwill impairment charge of $42 million for the six months ended June 30, 2018 recorded in contemplation of the sale of Pivotal Home Solutions. See Note (J) under "Southern Company Gas" for additional information.

(d)
The revenues for wholesale gas services are netted with costs associated with its energy and risk management activities. A reconciliation of operating revenues and intercompany revenues is shown in the following table.

	Third Party Gross Revenues	Intercompany Revenues	Total Gross Revenues	Less Gross Gas Costs	Operating Revenues
	(in millions)
Three Months Ended June 30, 2018	$1,336	$102	$1,438	$1,454	$(16)
Three Months Ended June 30, 2017	1,531	123	1,654	1,666	(12)
Six Months Ended June 30, 2018	$3,274	$269	$3,543	$3,393	$150
Six Months Ended June 30, 2017	3,370	259	3,629	3,510	119

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
Georgia Power may incur additional costs or delays in the construction of Plant Vogtle Units 3 or 4 and may not be able to recover its investments, which could have a material impact on the financial statements of Southern Company and Georgia Power.
Background
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
In connection with the EPC Contractor's bankruptcy filing, Georgia Power, acting for itself and as agent for the Vogtle Owners, entered into the Interim Assessment Agreement with the EPC Contractor to allow construction to continue. The Interim Assessment Agreement expired in July 2017 when Georgia Power, acting for itself and as agent for the other Vogtle Owners, and the EPC Contractor entered into the Vogtle Services Agreement. Under the Vogtle Services Agreement, Westinghouse provides facility design and engineering services, procurement and technical support, and staff augmentation on a time and materials cost basis.
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
In December 2017, the Georgia PSC approved Georgia Power's seventeenth VCM report, which included a recommendation to continue construction of Plant Vogtle Units 3 and 4, with Southern Nuclear serving as project manager and Bechtel serving as the primary construction contractor.

Cost and Schedule
In preparation for its nineteenth VCM filing, Georgia Power requested Southern Nuclear to perform a full cost reforecast for the project. Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4 by the expected in-service dates of November 2021 and November 2022, respectively, is as follows:

(in billions)
Base project capital cost forecast(a)(b)	$8.0
Construction contingency estimate	0.4
Total project capital cost forecast(a)(b)	8.4
Net investment as of June 30, 2018(b)	(4.0)
Remaining estimate to complete(a)	$4.4

(a)	Excludes financing costs expected to be capitalized through AFUDC of approximately $350 million.

(b)	Net of $1.7 billion received from Toshiba in 2017 under the Guarantee Settlement Agreement and $188 million in Customer Refunds recognized as a regulatory liability in 2017.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.2 billion, of which $1.7 billion had been incurred through June 30, 2018.
The $0.7 billion increase to the base capital cost forecast reflected in the table above primarily results from changed assumptions related to the finalization of contract scopes and management responsibilities for Bechtel and over 60 subcontractors, labor productivity rates, and craft labor incentives, as well as the related levels of project management, oversight, and support, including field supervision and engineering support.
Although Georgia Power believes these incremental costs are reasonable and necessary to complete the project and the Georgia PSC's order in the seventeenth VCM proceeding specifically states that the construction of Plant Vogtle Units 3 and 4 is not subject to a cost cap, Georgia Power does not intend to seek rate recovery for these cost increases included in the current base capital cost forecast (or any related financing costs), which will be filed with the Georgia PSC in the nineteenth VCM report at the end of August 2018. In connection with future VCM filings, Georgia Power may request the Georgia PSC to evaluate costs currently included in the construction contingency estimate for rate recovery as and when they are appropriately included in the base capital cost forecast. After considering the significant level of uncertainty that exists regarding the future recoverability of costs included in the construction contingency estimate since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in these future regulatory proceedings, Georgia Power has recorded a total pre-tax charge to income of $1.1 billion ($0.8 billion after tax), which includes the total increase in the capital cost forecast and construction contingency estimate as of June 30, 2018.
As construction continues, challenges with management of contractors, subcontractors, and vendors; labor productivity, availability, and/or cost escalation; procurement, fabrication, delivery, assembly, and/or installation, including any required engineering changes, of plant systems, structures, and components (some of which are based on new technology that is just beginning initial operation in the global nuclear industry at this scale); or other issues could arise and change the projected schedule and estimated cost.
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
The ultimate outcome of these matters cannot be determined at this time. However, any extension of the project schedule is currently estimated to result in additional base capital costs of approximately $50 million per month, based on Georgia Power's ownership interests, and AFUDC of approximately $12 million per month. While Georgia Power is not precluded from seeking recovery of any future capital cost forecast increase, management will ultimately determine whether or not to seek recovery. Any further changes to the capital cost forecast that are not expected to be recoverable through regulated rates will be required to be charged to income and such charges could be material.
Joint Owner Contracts
In November 2017, the Vogtle Owners entered into an amendment to their joint ownership agreements for Plant Vogtle Units 3 and 4 (as amended, Vogtle Joint Ownership Agreements) to provide for, among other conditions, additional Vogtle Owner approval requirements. Pursuant to the Vogtle Joint Ownership Agreements, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction if certain adverse events occur, including: (i) the bankruptcy of Toshiba; (ii) termination or rejection in bankruptcy of certain agreements, including the Vogtle Services Agreement or the Bechtel Agreement; (iii) the Georgia PSC or Georgia Power determines that any of Georgia Power's costs relating to the construction of Plant Vogtle Units 3 and 4 will not be recovered in retail rates because such costs are deemed unreasonable or imprudent; or (iv) an increase in the construction budget contained in the seventeenth VCM report of more than $1 billion or extension of the project schedule contained in the seventeenth VCM report of more than one year. In addition, pursuant to the Vogtle Joint Ownership Agreements, the required approval of holders of ownership interests in Plant Vogtle Units 3 and 4 is at least (i) 90% for a change of the primary construction contractor and (ii) 67% for material amendments to the Vogtle Services Agreement or agreements with Southern Nuclear or the primary construction contractor, including the Bechtel Agreement.
As a result of the increase in the total project capital cost forecast and Georgia Power's decision not to seek rate recovery of the increase in the base capital costs as described in "Cost and Schedule" herein, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction. The Vogtle Owners are expected to conduct these votes in the third quarter 2018.
If the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 do not vote to continue construction, the Vogtle Joint Ownership Agreements provide that the project will be cancelled, and construction will cease. In the event that fewer than 90% of the Vogtle Owners vote to continue construction, Georgia Power and the other Vogtle Owners will assess options for Plant Vogtle Units 3 and 4. If Plant Vogtle Units 3 and 4 were cancelled and Georgia Power was unable to recover costs it has incurred in connection with the project, Southern Company's and Georgia Power's results of operations, cash flow, and financial condition would be materially impacted. The ultimate outcome of this matter cannot be determined at this time.
Regulatory Matters
In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) Georgia Power's recommendation to continue construction and resolved the following regulatory matters related to Plant Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the amounts paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and Customer Refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and deemed reasonable Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap and that prudence decisions on cost recovery will be made at a later date, consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC in the 2013 ARP) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that upon Unit 3 reaching commercial operation, retail base rates would be adjusted to include carrying costs on those capital costs deemed prudent in the Vogtle Cost Settlement Agreement. The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $25 million in 2017 and are estimated to have negative earnings impacts of approximately $100 million in 2018 and an aggregate of $585 million from 2019 to 2022.
In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
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
Stock Purchase Agreement, dated as of May 20, 2018, by and among Southern Company, 700 Universe, LLC, and NextEra Energy. (Designated in Form 8-K dated May 23, 2018, File No. 1-3526, as Exhibit 2(a)1.)**

(a)2	-
Stock Purchase Agreement, dated as of May 20, 2018, by and among Southern Company Gas, NUI Corporation, 700 Universe, LLC, and NextEra Energy. (Designated in Form 8-K dated May 23, 2018, File No. 1-3526, as Exhibit 2(a)2.)**

(a)3	-
Equity Interest Purchase Agreement, dated as of May 20, 2018, by and among Southern Power Company, 700 Universe, LLC, and NextEra Energy. (Designated in Form 8-K dated May 23, 2018, File No. 1-3526, as Exhibit 2(a)3.)**

Gulf Power

		(d)1	-	Stock Purchase Agreement, dated as of May 20, 2018, by and among Southern Company, 700 Universe, LLC, and NextEra Energy. See Exhibit 2(a)1 herein.**

Southern Power

		(f)1	-	Equity Interest Purchase Agreement, dated as of May 20, 2018, by and among Southern Power Company, 700 Universe, LLC, and NextEra Energy. See Exhibit 2(a)3 herein.**

(4) Instruments Describing Rights of Security Holders, Including Indentures

Alabama Power

		(b)1	-
Fifty-Eighth Supplemental Indenture to Senior Note Indenture, dated as of June 28, 2018, providing for the issuance of the Series 2018A 4.18% Senior Notes due July 15, 2048. (Designated in Form 8-K dated June 21, 2018, File No. 1-3164, as Exhibit 4.6.)

(10) Material Contracts

Southern Company

#	*	(a)1	-	Consulting Agreement between SCS and Arthur P. Beattie effective August 1, 2018.

(24) Power of Attorney and Resolutions

Southern Company

		(a)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2017, File No. 1-3526 as Exhibit 24(a).)

	*	(a)2	-	Power of Attorney for Andrew W. Evans.

Alabama Power

		(b)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2017, File No. 1-3164 as Exhibit 24(b).)

Georgia Power

		(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2017, File No. 1-6468 as Exhibit 24(c).)

Gulf Power

		(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2017, File No. 001-31737 as Exhibit 24(d).)

Mississippi Power

		(e)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2017, File No. 001-11229 as Exhibit 24(e).)

Southern Power

		(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2017, File No. 001-37803 as Exhibit 24(f).)

		(f)2	-	Power of Attorney for Mark S. Lantrip. (Designated in Form 10-Q for the quarter ended March 31, 2018, File No. 001-37803, as Exhibit 24(f)2.)

Southern Company Gas

		(g)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2017, File No. 1-14174 as Exhibit 24(g).)

*	(g)2	-	Power of Attorney for Kimberly S. Greene.

(31) Section 302 Certifications

Southern Company

*	(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Gulf Power

*	(d)1	-	Certificate of Gulf Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(d)2	-	Certificate of Gulf Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(e)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(e)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(f)1	-	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(f)2	-	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(g)1	-	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(g)2	-	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

*	(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Gulf Power

*	(d)	-	Certificate of Gulf Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(e)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(f)	-	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(g)	-	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101) Interactive Data Files

*	INS	-	XBRL Instance Document
*	SCH	-	XBRL Taxonomy Extension Schema Document
*	CAL	-	XBRL Taxonomy Calculation Linkbase Document
*	DEF	-	XBRL Definition Linkbase Document
*	LAB	-	XBRL Taxonomy Label Linkbase Document
*	PRE	-	XBRL Taxonomy Presentation Linkbase Document

**
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however, that each registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

THE SOUTHERN COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof included in such company's report.

THE SOUTHERN COMPANY

By	Thomas A. Fanning
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

By	Andrew W. Evans
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: August 7, 2018

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
Date: August 7, 2018

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
Date: August 7, 2018

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
Date: August 7, 2018

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
Date: August 7, 2018

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
Date: August 7, 2018

SOUTHERN COMPANY GAS
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof included in such company's report.

SOUTHERN COMPANY GAS

By	Kimberly S. Greene
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

By	Elizabeth W. Reese
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: August 7, 2018