Form 10-Q
period 2018-09-30
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; MISSISSIPPI POWER CO; SOUTHERN Co GAS; GULF POWER CO; SOUTHERN POWER CO
filed 2018-11-07
CIK 92122, 3153, 41091, 66904, 1004155, 44545, 1160661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Registrant	Description of Common Stock	Shares Outstanding at September 30, 2018
The Southern Company	Par Value $5 Per Share	1,028,888,684
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Gulf Power Company	Without Par Value	7,392,717
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
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

DEFINITIONS

Term	Meaning

2013 ARP	Alternative Rate Plan approved by the Georgia PSC in 2013 for Georgia Power for the years 2014 through 2016 and subsequently extended through 2019
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a joint venture to construct and operate a natural gas pipeline in which Southern Company Gas has a 5% ownership interest
Bechtel	Bechtel Power Corporation, the primary contractor for the remaining construction activities for Plant Vogtle Units 3 and 4
Bechtel Agreement	The October 23, 2017 construction completion agreement between the Vogtle Owners and Bechtel
CCR	Coal combustion residuals
Chattanooga Gas	Chattanooga Gas Company, a wholly-owned subsidiary of Southern Company Gas
Clean Power Plan
Final action published by the EPA in 2015 that established guidelines for states to develop plans to meet EPA-mandated CO2 emission rates or emission reduction goals for existing electric generating units

CO2	Carbon dioxide
COD	Commercial operation date
Contractor Settlement Agreement	The December 31, 2015 agreement between Westinghouse and the Vogtle Owners resolving disputes between the Vogtle Owners and the EPC Contractor under the Vogtle 3 and 4 Agreement
Cooperative Energy	Electric cooperative in Mississippi
CPCN	Certificate of public convenience and necessity
Customer Refunds	Refunds issued to Georgia Power customers in 2018 as ordered by the Georgia PSC related to the Guarantee Settlement Agreement
CWIP	Construction work in progress
Dalton Pipeline	A 50% undivided ownership interest of Southern Company Gas in a pipeline facility in Georgia
DOE	U.S. Department of Energy
ECO Plan	Mississippi Power's environmental compliance overview plan
Eligible Project Costs	Certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the loan guarantee program established under Title XVII of the Energy Policy Act of 2005
EPA	U.S. Environmental Protection Agency
EPC Contractor	Westinghouse and its affiliate, WECTEC Global Project Services Inc.; the former engineering, procurement, and construction contractor for Plant Vogtle Units 3 and 4
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
Fitch	Fitch Ratings, Inc.
Form 10-K
Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Southern Power, and Southern Company Gas for the year ended December 31, 2017, as applicable

GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
GHG	Greenhouse gas

DEFINITIONS
(continued)

Term	Meaning
Guarantee Settlement Agreement	The June 9, 2017 settlement agreement between the Vogtle Owners and Toshiba related to certain payment obligations of the EPC Contractor guaranteed by Toshiba
Gulf Power	Gulf Power Company
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Horizon Pipeline	Horizon Pipeline Company, LLC
IGCC	Integrated coal gasification combined cycle, the technology originally approved for Mississippi Power's Kemper County energy facility (Plant Ratcliffe)
IIC	Intercompany interchange contract
Illinois Commission	Illinois Commerce Commission
Interim Assessment Agreement	Agreement entered into by the Vogtle Owners and the EPC Contractor to allow construction to continue after the EPC Contractor's bankruptcy filing
IRS	Internal Revenue Service
ITC	Investment tax credit
JEA	Jacksonville Electric Authority
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LNG	Liquefied natural gas
Loan Guarantee Agreement
Loan guarantee agreement entered into by Georgia Power with the DOE in 2014, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4

LOCOM	Lower of weighted average cost or current market price
LTSA	Long-term service agreement
MEAG	Municipal Electric Authority of Georgia
Merger	The merger, effective July 1, 2016, of a wholly-owned, direct subsidiary of Southern Company with and into Southern Company Gas, with Southern Company Gas continuing as the surviving corporation
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MRA	Municipal and Rural Associations
MW	Megawatt
natural gas distribution utilities
Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, Elizabethtown Gas, Florida City Gas, Chattanooga Gas, and Elkton Gas as of June 30, 2018) (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas as of July 29, 2018)

NCCR	Georgia Power's Nuclear Construction Cost Recovery
NextEra Energy	NextEra Energy, Inc.
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange, Inc.
OCI	Other comprehensive income
PennEast Pipeline	PennEast Pipeline Company, LLC, a joint venture to construct and operate a natural gas pipeline in which Southern Company Gas has a 20% ownership interest
PEP	Mississippi Power's Performance Evaluation Plan

DEFINITIONS
(continued)

Term	Meaning
Pivotal Home Solutions	Nicor Energy Services Company, until June 4, 2018 a wholly-owned subsidiary of Southern Company Gas, doing business as Pivotal Home Solutions
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
Southern Company Gas Dispositions
Southern Company Gas' disposition of Pivotal Home Solutions, Pivotal Utility Holdings' disposition of Elizabethtown Gas and Elkton Gas, and NUI Corporation's disposition of Pivotal Utility Holdings, which primarily consisted of Florida City Gas

Southern Company system
Southern Company, the traditional electric operating companies, Southern Power, Southern Company Gas, Southern Electric Generating Company, Southern Nuclear, SCS, Southern Communications Services, Inc., PowerSecure, and other subsidiaries

Southern Nuclear	Southern Nuclear Operating Company, Inc.
Southern Power	Southern Power Company and its subsidiaries
SPSH	SP Solar Holdings I, LP
SP Wind	SP Wind Holdings II, LLC
Tax Reform Legislation	The Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 and became effective on January 1, 2018
Toshiba	Toshiba Corporation, parent company of Westinghouse
traditional electric operating companies	Alabama Power, Georgia Power, Gulf Power, and Mississippi Power
Triton	Triton Container Investments, LLC
VCM	Vogtle Construction Monitoring
Virginia Commission	Virginia State Corporation Commission
Virginia Natural Gas	Virginia Natural Gas, Inc., a wholly-owned subsidiary of Southern Company Gas

DEFINITIONS
(continued)

Term	Meaning
Vogtle 3 and 4 Agreement
Agreement entered into with the EPC Contractor in 2008 by Georgia Power, acting for itself and as agent for the Vogtle Owners, and rejected in bankruptcy in July 2017, pursuant to which the EPC Contractor agreed to design, engineer, procure, construct, and test Plant Vogtle Units 3 and 4

Vogtle Owners
Georgia Power, Oglethorpe Power Corporation, MEAG, and the City of Dalton, Georgia, an incorporated municipality in the State of Georgia acting by and through its Board of Water, Light, and Sinking Fund Commissioners

Vogtle Services Agreement
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning regulated rates, the strategic goals for the wholesale business, customer and sales growth, economic conditions, fuel and environmental cost recovery and other rate actions, projected equity ratios, costs of modernization efforts, current and proposed environmental regulations and related compliance plans and estimated expenditures, pending or potential litigation matters, access to sources of capital, financing activities, completion dates of construction projects, completion of announced dispositions, filings with state and federal regulatory authorities, impacts of the Tax Reform Legislation, federal and state income tax benefits, estimated sales and purchases under power sale and purchase agreements, and estimated construction and other plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

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

•
the ability to control costs and avoid cost and schedule overruns during the development, construction, and operation of facilities, including Plant Vogtle Units 3 and 4 which includes components based on new technology that only recently began initial operation in the global nuclear industry at scale, including changes in labor costs, availability, and productivity, challenges with management of contractors, subcontractors, or vendors, adverse weather conditions, shortages, increased costs or inconsistent quality of equipment, materials, and labor, including any changes related to imposition of import tariffs, contractor or supplier delay, non-performance under construction, operating, or other agreements, operational readiness, including specialized operator training and required site safety programs, unforeseen engineering or design problems, start-up activities (including major equipment failure and system integration), and/or operational performance;

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

•
under certain specified circumstances, a decision by holders of more than 10% of the ownership interests of Plant Vogtle Units 3 and 4 not to proceed with construction and the ability of other Vogtle Owners to tender a portion of their ownership interests to Georgia Power following certain construction cost increases;

•
in the event Georgia Power becomes obligated to provide funding to MEAG with respect to the portion of MEAG's ownership interest in Plant Vogtle Units 3 and 4 involving JEA, any inability of Georgia Power to receive repayment of such funding;

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

•
potential business strategies, including acquisitions or dispositions of assets or businesses, including the proposed dispositions of Gulf Power, Southern Power's plants located in Florida, and the Mankato natural gas facility and the proposed sale of a noncontrolling interest in Southern Power's wind facilities, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;

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

THE SOUTHERN COMPANY
AND SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Operating Revenues:
Retail electric revenues	$4,605	$4,615	$11,913	$11,786
Wholesale electric revenues	693	718	1,923	1,867
Other electric revenues	170	168	509	510
Natural gas revenues (includes alternative revenue programs of $5, $-, $(23), and $9, respectively)	492	532	2,806	2,746
Other revenues	199	168	1,007	494
Total operating revenues	6,159	6,201	18,158	17,403
Operating Expenses:
Fuel	1,310	1,285	3,514	3,372
Purchased power	257	256	760	646
Cost of natural gas	104	134	1,053	1,085
Cost of other sales	120	90	688	293
Other operations and maintenance	1,404	1,341	4,217	4,100
Depreciation and amortization	787	767	2,338	2,236
Taxes other than income taxes	319	303	990	941
Estimated loss on plants under construction	1	34	1,105	3,155
Gain on dispositions, net	(353)	—	(317)	(19)
Impairment charges	36	—	197	—
Total operating expenses	3,985	4,210	14,545	15,809
Operating Income	2,174	1,991	3,613	1,594
Other Income and (Expense):
Allowance for equity funds used during construction	36	18	99	133
Earnings from equity method investments	36	32	108	100
Interest expense, net of amounts capitalized	(458)	(407)	(1,386)	(1,248)
Other income (expense), net	57	65	195	165
Total other income and (expense)	(329)	(292)	(984)	(850)
Earnings Before Income Taxes	1,845	1,699	2,629	744
Income taxes	623	590	598	317
Consolidated Net Income	1,222	1,109	2,031	427
Dividends on preferred and preference stock of subsidiaries	4	10	12	32
Net income attributable to noncontrolling interests	54	30	71	48
Consolidated Net Income Attributable to Southern Company	$1,164	$1,069	$1,948	$347
Common Stock Data:
Earnings per share -
Basic	$1.14	$1.07	$1.92	$0.35
Diluted	$1.13	$1.06	$1.91	$0.35
Average number of shares of common stock outstanding (in millions)
Basic	1,023	1,003	1,016	998
Diluted	1,029	1,010	1,021	1,005
Cash dividends paid per share of common stock	$0.60	$0.58	$1.78	$1.72
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Consolidated Net Income	$1,222	$1,109	$2,031	$427
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(4), $15, $(6), and $32, respectively	(11)	25	(19)	54
Reclassification adjustment for amounts included in net income, net of tax of $5, $(10), $21, and $(36), respectively	14	(17)	60	(59)
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $3, $1, $4, and $2, respectively	8	1	11	3
Total other comprehensive income (loss)	11	9	52	(2)
Comprehensive Income	1,233	1,118	2,083	425
Dividends on preferred and preference stock of subsidiaries	4	10	12	32
Comprehensive income attributable to noncontrolling interests	54	30	71	48
Consolidated Comprehensive Income Attributable to Southern Company	$1,175	$1,078	$2,000	$345
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017
	(in millions)
Operating Activities:
Consolidated net income	$2,031	$427
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	2,647	2,564
Deferred income taxes	(286)	15
Allowance for equity funds used during construction	(99)	(133)
Pension, postretirement, and other employee benefits	(60)	(64)
Settlement of asset retirement obligations	(160)	(137)
Stock based compensation expense	108	95
Estimated loss on plants under construction	1,081	3,148
Gain on dispositions, net	(324)	(22)
Impairment charges	197	—
Other, net	(21)	(80)
Changes in certain current assets and liabilities —
-Receivables	37	423
-Prepayments	14	(39)
-Natural gas for sale	87	—
-Other current assets	(90)	(66)
-Accounts payable	(248)	(467)
-Accrued taxes	839	157
-Accrued compensation	(138)	(230)
-Retail fuel cost over recovery	36	(211)
-Other current liabilities	(67)	(129)
Net cash provided from operating activities	5,584	5,251
Investing Activities:
Business acquisitions, net of cash acquired	(64)	(1,016)
Property additions	(5,793)	(5,242)
Nuclear decommissioning trust fund purchases	(846)	(585)
Nuclear decommissioning trust fund sales	840	580
Dispositions	2,773	66
Cost of removal, net of salvage	(252)	(208)
Change in construction payables, net	91	120
Investment in unconsolidated subsidiaries	(93)	(134)
Payments pursuant to LTSAs	(157)	(189)
Other investing activities	1	(77)
Net cash used for investing activities	(3,500)	(6,685)
Financing Activities:
Decrease in notes payable, net	(1,225)	(515)
Proceeds —
Long-term debt	1,950	4,068
Common stock	878	613
Preferred stock	—	250
Short-term borrowings	3,150	1,263
Redemptions and repurchases —
Long-term debt	(4,498)	(1,981)
Preferred and preference stock	—	(150)
Short-term borrowings	(1,800)	(409)
Distributions to noncontrolling interests	(86)	(89)
Capital contributions from noncontrolling interests	1,333	79
Payment of common stock dividends	(1,805)	(1,716)
Other financing activities	(237)	(113)
Net cash provided from (used for) financing activities	(2,340)	1,300
Net Change in Cash, Cash Equivalents, and Restricted Cash	(256)	(134)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	2,147	1,992
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,891	$1,858
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $53 and $72 capitalized for 2018 and 2017, respectively)	$1,402	$1,286
Income taxes, net	137	(187)
Noncash transactions — Accrued property additions at end of period	1,125	805
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2018	At December 31, 2017
	(in millions)
Current Assets:
Cash and cash equivalents	$1,847	$2,130
Receivables —
Customer accounts receivable	1,730	1,806
Energy marketing receivables	498	607
Unbilled revenues	738	810
Under recovered fuel clause revenues	105	171
Other accounts and notes receivable	690	698
Accumulated provision for uncollectible accounts	(33)	(44)
Materials and supplies	1,418	1,438
Fossil fuel for generation	390	594
Natural gas for sale	486	595
Prepaid expenses	354	452
Other regulatory assets, current	522	604
Assets held for sale, current	407	12
Other current assets	232	199
Total current assets	9,384	10,072
Property, Plant, and Equipment:
In service	100,672	103,542
Less: Accumulated depreciation	30,739	31,457
Plant in service, net of depreciation	69,933	72,085
Nuclear fuel, at amortized cost	844	883
Construction work in progress	7,655	6,904
Total property, plant, and equipment	78,432	79,872
Other Property and Investments:
Goodwill	5,315	6,268
Equity investments in unconsolidated subsidiaries	1,569	1,513
Other intangible assets, net of amortization of $225 and $186 at September 30, 2018 and December 31, 2017, respectively	674	873
Nuclear decommissioning trusts, at fair value	1,872	1,832
Leveraged leases	794	775
Miscellaneous property and investments	258	249
Total other property and investments	10,482	11,510
Deferred Charges and Other Assets:
Deferred charges related to income taxes	792	825
Unamortized loss on reacquired debt	328	206
Other regulatory assets, deferred	6,196	6,943
Assets held for sale	4,667	—
Other deferred charges and assets	1,436	1,577
Total deferred charges and other assets	13,419	9,551
Total Assets	$111,717	$111,005
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At September 30, 2018	At December 31, 2017
	(in millions)
Current Liabilities:
Securities due within one year	$3,013	$3,892
Notes payable	2,564	2,439
Energy marketing trade payables	521	546
Accounts payable	2,246	2,530
Customer deposits	524	542
Accrued taxes	1,060	636
Accrued interest	422	488
Accrued compensation	800	959
Asset retirement obligations, current	348	351
Other regulatory liabilities, current	349	337
Liabilities held for sale, current	355	—
Other current liabilities	763	874
Total current liabilities	12,965	13,594
Long-term Debt	41,425	44,462
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	6,035	6,842
Deferred credits related to income taxes	6,651	7,256
Accumulated deferred ITCs	2,377	2,267
Employee benefit obligations	2,017	2,256
Asset retirement obligations, deferred	5,817	4,473
Accrued environmental remediation	269	389
Other cost of removal obligations	2,330	2,684
Other regulatory liabilities, deferred	153	239
Liabilities held for sale	2,835	—
Other deferred credits and liabilities	454	691
Total deferred credits and other liabilities	28,938	27,097
Total Liabilities	83,328	85,153
Redeemable Preferred Stock of Subsidiaries	324	324
Stockholders' Equity:
Common Stockholders' Equity:
Common stock, par value $5 per share —
Authorized — 1.5 billion shares
Issued — 1.0 billion shares
Treasury — September 30, 2018: 1.0 million shares
— December 31, 2017: 0.9 million shares
Par value	5,140	5,038
Paid-in capital	10,905	10,469
Treasury, at cost	(39)	(36)
Retained earnings	9,048	8,885
Accumulated other comprehensive loss	(177)	(189)
Total Common Stockholders' Equity	24,877	24,167
Noncontrolling Interests	3,188	1,361
Total Stockholders' Equity	28,065	25,528
Total Liabilities and Stockholders' Equity	$111,717	$111,005
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2018 vs. THIRD QUARTER 2017
AND
YEAR-TO-DATE 2018 vs. YEAR-TO-DATE 2017

OVERVIEW
Southern Company is a holding company that owns all of the common stock of the traditional electric operating companies and the parent entities of Southern Power and Southern Company Gas and owns other direct and indirect subsidiaries. Discussion of the results of operations is focused on the Southern Company system's primary businesses of electricity sales by the traditional electric operating companies and Southern Power and the distribution of natural gas by Southern Company Gas. The four traditional electric operating companies are vertically integrated utilities providing electric service in four Southeastern states. Southern Power develops, constructs, acquires, owns, and manages power generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. During the second quarter 2018, Southern Power completed the sale of a 33% equity interest in a limited partnership indirectly owning substantially all of its solar facilities. On October 31, 2018, Southern Power entered into agreements with three financial investors for the sale of a noncontrolling interest for approximately $1.2 billion in tax equity in SP Wind, which owns a portfolio of eight operating wind facilities. On November 5, 2018, Southern Power entered into an agreement to sell all of its equity interests in Plant Mankato (including the 385-MW expansion currently under construction) for an aggregate purchase price of $650 million. Southern Company Gas distributes natural gas through its natural gas distribution utilities and is involved in several other complementary businesses including gas marketing services, wholesale gas services, and gas midstream operations. In July 2018, Southern Company Gas completed sales of three of its natural gas distribution utilities. During the second quarter 2018, Southern Company Gas also completed the sale of Pivotal Home Solutions. The Southern Company system's other business activities include providing energy technologies and services to electric utilities and large industrial, commercial, institutional, and municipal customers. Customer solutions include distributed generation systems, utility infrastructure solutions, and energy efficiency products and services. Other business activities also include investments in telecommunications, leveraged lease projects, and gas storage facilities. For additional information, see BUSINESS – "The Southern Company System – Traditional Electric Operating Companies," " – Southern Power," " – Southern Company Gas," and " – Other Businesses" in Item 1 of the Form 10-K. See FUTURE EARNINGS POTENTIAL and Note (J) to the Condensed Financial Statements herein for additional information regarding disposition activity.
On May 20, 2018, Southern Company entered into a stock purchase agreement with NextEra Energy to sell Gulf Power for an aggregate cash purchase price of $5.75 billion (less the amount of indebtedness assumed at closing, which is currently estimated at approximately $1.3 billion), subject to certain adjustments. The completion of the sale is expected to occur in the first quarter 2019 and is subject to the satisfaction or waiver of certain closing conditions. The ultimate outcome of this matter cannot be determined at this time. See Note (J) to the Condensed Financial Statements under "Southern Company's Sale of Gulf Power" herein for additional information.
In 2018, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Atlanta Gas Light, and Nicor Gas reached agreements with their respective state PSCs or other applicable state regulatory agencies relating to the regulatory impacts of the Tax Reform Legislation, which, for some companies, included capital structure adjustments expected to help mitigate the potential adverse impacts to certain of their credit metrics. See Note (B) to the Condensed Financial Statements under "Regulatory Matters" herein for additional information regarding state PSC or other regulatory agency actions related to the Tax Reform Legislation. Also see MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters" of Southern Company in Item 7 of the Form 10-K and FINANCIAL CONDITION AND LIQUIDITY – "Credit Rating Risk" and Note (H) to the Condensed Financial Statements herein for information regarding the Tax Reform Legislation.

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
Plant Vogtle Units 3 and 4 Status
In 2009, the Georgia PSC certified construction of Plant Vogtle Units 3 and 4 (with electric generating capacity of approximately 1,100 MWs each). In March 2017, the EPC Contractor filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. In December 2017, the Georgia PSC approved Georgia Power's recommendation to continue construction. The current expected in-service dates remain November 2021 for Unit 3 and November 2022 for Unit 4.
In the second quarter 2018, Georgia Power revised its base cost forecast and estimated contingency to complete construction and start-up of Plant Vogtle Units 3 and 4 to $8.0 billion and $0.4 billion, respectively, for a total project capital cost forecast of $8.4 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and approximately $188 million in related Customer Refunds). Although Georgia Power believes these incremental costs are reasonable and necessary to complete the project and the Georgia PSC has stated the $7.3 billion estimate included in the seventeenth VCM proceeding does not represent a cost cap, Georgia Power did not seek rate recovery for the $0.7 billion increase in costs included in the revised base capital cost forecast (or any related financing costs) in the nineteenth VCM report filed with the Georgia PSC on August 31, 2018. In connection with future VCM filings, Georgia Power may request the Georgia PSC to evaluate costs included in the revised construction contingency estimate for rate recovery as and when they are appropriately included in the base capital cost forecast. After considering the significant level of uncertainty that exists regarding the future recoverability of costs included in the construction contingency estimate since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in these future regulatory proceedings, Georgia Power recorded a total pre-tax charge to income of $1.1 billion ($0.8 billion after tax) in the second quarter 2018.
As a result of the increase in the total project capital cost forecast and Georgia Power's decision not to seek rate recovery of the increase in the base capital costs, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 were required to vote to continue construction. On September 26, 2018, the Vogtle Owners unanimously voted to continue construction of Plant Vogtle Units 3 and 4. In connection with the vote to continue construction, Georgia Power entered into (i) a binding term sheet (Vogtle Owner Term Sheet) with the other Vogtle Owners and certain of MEAG's wholly-owned subsidiaries, including MEAG Power SPVJ, LLC (MEAG SPVJ), to take certain actions which partially mitigate potential financial exposure for the other Vogtle Owners and (ii) a term sheet with MEAG and MEAG SPVJ to provide funding with respect to MEAG SPVJ's ownership interest in Plant Vogtle Units 3 and 4 under certain circumstances. Georgia Power is working with the other Vogtle Owners to clarify any interpretive issues related to the operation of certain provisions of the Vogtle Owner Term Sheet.
In September 2017, the DOE issued a conditional commitment to Georgia Power for up to approximately $1.67 billion in additional guaranteed loans under the Loan Guarantee Agreement. In September 2018, the DOE extended the conditional commitment to March 31, 2019. Any further extension must be approved by the DOE. Final approval and issuance of these additional loan guarantees by the DOE cannot be assured and are subject to the negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions.
The ultimate outcome of these matters cannot be determined at this time.
See FUTURE EARNINGS POTENTIAL – "Construction Program – Nuclear Construction" and ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates" herein for additional information.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net Income

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$95	8.9	$1,601	N/M
N/M - Not meaningful
Consolidated net income attributable to Southern Company was $1.2 billion ($1.14 per share) for the third quarter 2018 compared to $1.1 billion ($1.07 per share) for the corresponding period in 2017. The increase was primarily due to lower federal income tax expense as a result of the Tax Reform Legislation and higher retail electric revenues due to warmer weather in the third quarter 2018 compared to the corresponding period in 2017. These increases were partially offset by reductions in retail revenues related to Tax Reform Legislation impacts and an increase in operations and maintenance expenses.
Consolidated net income attributable to Southern Company was $1.9 billion ($1.92 per share) for year-to-date 2018 compared to $347 million ($0.35 per share) for the corresponding period in 2017. The increase was primarily due to charges of $3.2 billion ($2.2 billion after tax) in 2017 related to the Kemper IGCC at Mississippi Power, partially offset by a $1.1 billion ($0.8 billion after tax) charge in the second quarter 2018 for an estimated probable loss on Georgia Power's construction of Plant Vogtle Units 3 and 4. Also contributing to the increase were lower federal income tax expense as a result of the Tax Reform Legislation and higher retail electric revenues due to colder weather in the first quarter 2018 and warmer weather in the second and third quarters 2018 compared to the corresponding periods in 2017, partially offset by reductions in retail revenues related to Tax Reform Legislation impacts and impairment charges at Southern Power and Southern Company Gas, primarily related to the dispositions described in Note (J) to the Condensed Financial Statements herein.
Retail Electric Revenues

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(10)	(0.2)	$127	1.1
In the third quarter 2018, retail electric revenues were $4.61 billion compared to $4.62 billion for the corresponding period in 2017. For year-to-date 2018, retail electric revenues were $11.9 billion compared to $11.8 billion for the corresponding period in 2017.
Details of the changes in retail electric revenues were as follows:

	Third Quarter 2018		Year-to-Date 2018
	(in millions)	(% change)	(in millions)	(% change)
Retail electric – prior year	$4,615		$11,786
Estimated change resulting from –
Rates and pricing	(198)	(4.2)	(444)	(3.8)
Sales growth	43	0.9	65	0.6
Weather	80	1.7	297	2.5
Fuel and other cost recovery	65	1.4	209	1.8
Retail electric – current year	$4,605	(0.2)%	$11,913	1.1%
Revenues associated with changes in rates and pricing decreased in the third quarter and year-to-date 2018 when compared to the corresponding periods in 2017 primarily due to revenues deferred as regulatory liabilities for future

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

customer bill credits related to the Tax Reform Legislation and decreases in revenues recognized under the NCCR tariff at Georgia Power. The year-to-date 2018 decrease was partially offset by higher contributions from variable demand-driven pricing from commercial and industrial customers at Georgia Power.
See Note 3 to the financial statements of Southern Company under "Regulatory Matters – Alabama Power," " – Georgia Power – Rate Plans," and " – Gulf Power – Retail Base Rate Cases" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information.
Revenues attributable to changes in sales increased in the third quarter and year-to-date 2018 when compared to the corresponding periods in 2017. In the third quarter and year-to-date 2018, weather-adjusted residential KWH sales increased 1.2% and 0.8%, respectively, and weather-adjusted commercial KWH sales increased 0.8% and 0.6%, respectively, primarily due to customer growth. Industrial KWH sales increased 2.4% and 1.9% in the third quarter and year-to-date 2018, respectively, primarily in the primary metals sector, largely due to strong domestic demand for steel and aluminum, partially offset by decreased sales in the chemicals and paper sectors, primarily due to customer maintenance outages and on-site cogeneration.
Fuel and other cost recovery revenues increased $65 million and $209 million in the third quarter and year-to-date 2018, respectively, when compared to the corresponding periods in 2017 primarily due to higher energy sales resulting from colder weather in the first quarter 2018 and warmer weather in the second and third quarters 2018 compared to the corresponding periods in 2017. Electric rates for the traditional electric operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of PPA costs, and do not affect net income. The traditional electric operating companies each have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPA capacity costs.
Wholesale Electric Revenues

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(25)	(3.5)	$56	3.0
Wholesale electric revenues consist of PPAs primarily with investor-owned utilities and electric cooperatives and short-term opportunity sales. Wholesale electric revenues from PPAs (other than solar and wind PPAs) have both capacity and energy components. Capacity revenues generally represent the greatest contribution to net income and are designed to provide recovery of fixed costs plus a return on investment. Energy revenues will vary depending on fuel prices, the market prices of wholesale energy compared to the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. Energy sales from solar and wind PPAs do not have a capacity charge and customers either purchase the energy output of a dedicated renewable facility through an energy charge or through a fixed price related to the energy. As a result, the ability to recover fixed and variable operations and maintenance expenses is dependent upon the level of energy generated from these facilities, which can be impacted by weather conditions, equipment performance, transmission constraints, and other factors. Wholesale electric revenues at Mississippi Power include FERC-regulated municipal and rural association sales under cost-based tariffs as well as market-based sales. Short-term opportunity sales are made at market-based rates that generally provide a margin above the Southern Company system's variable cost to produce the energy.
In the third quarter 2018, wholesale electric revenues were $693 million compared to $718 million for the corresponding period in 2017. This decrease was related to a $20 million decrease in energy revenues and a $5 million decrease in capacity revenues. The decrease in energy revenues is primarily related to a decrease in non-PPA revenues from short-term sales at Southern Power and a decrease in revenue under the Shared Services Agreement

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(SSA) between Mississippi Power and Cooperative Energy. These decreases were partially offset by an increase in revenues at Southern Power from new natural gas PPAs from existing facilities, an increase in sales from renewable facilities, and an increase in fuel costs that are contractually recovered through PPAs.
For year-to-date 2018, wholesale electric revenues were $1.92 billion compared to $1.87 billion for the corresponding period in 2017. This increase was related to a $70 million increase in energy revenues, partially offset by a $14 million decrease in capacity revenues. The increase in energy revenues primarily related to Southern Power included revenues from new natural gas PPAs from existing facilities, an increase in fuel costs that are contractually recovered through PPAs, and an increase in sales from renewable facilities. These increases were partially offset by a decrease in non-PPA revenues from short-term sales at Southern Power and a decrease in revenue under the SSA between Mississippi Power and Cooperative Energy.
Natural Gas Revenues

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(40)	(7.5)	$60	2.2
In the third quarter 2018, natural gas revenues were $492 million compared to $532 million for the corresponding period in 2017. For year-to-date 2018, natural gas revenues were $2.8 billion compared to $2.7 billion for the corresponding period in 2017.
Details of the changes in natural gas revenues were as follows:

	Third Quarter 2018		Year-to-Date 2018
	(in millions)	(% change)	(in millions)	(% change)
Natural gas revenues – prior year	$532		$2,746
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	—	—	53	1.9
Gas costs and other cost recovery	(16)	(3.0)	(24)	(0.9)
Weather	1	0.2	17	0.6
Wholesale gas services	17	3.2	46	1.7
Dispositions(*)	(43)	(8.1)	(30)	(1.1)
Other	1	0.2	(2)	—
Natural gas revenues – current year	$492	(7.5)%	$2,806	2.2%

(*)
Includes Pivotal Utility Holdings' disposition of Elizabethtown Gas and Elkton Gas as well as NUI Corporation's disposition of Pivotal Utility Holdings, which primarily consisted of Florida City Gas. See Note (J) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.

Revenues attributable to infrastructure replacement programs and base rate changes at the natural gas distribution utilities increased for year-to-date 2018 due to continued investments recovered through infrastructure replacement programs and base rate increases as a result of rate cases, partially offset by revenue reductions for the impacts of the Tax Reform Legislation.
Revenues attributable to gas costs and other cost recovery in the third quarter 2018 decreased primarily due to reduced natural gas prices during the third quarter 2018 compared to the corresponding period in 2017 and decreased volumes of natural gas sold in the third quarter 2018 as a result of fewer customers served following the dispositions. Revenues attributable to gas costs and other cost recovery for year-to-date 2018 decreased due to reduced natural gas prices during 2018 compared to the corresponding period in 2017, partially offset by increased volumes of natural gas sold in 2018 as a result of colder weather, as determined by Heating Degree Days.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues increased due to colder weather, as determined by Heating Degree Days, in 2018 compared to the corresponding periods in 2017 that affected the utility customers in Illinois and Southern Company Gas' gas marketing services customers in Georgia and Illinois.
Revenues attributable to Southern Company Gas' wholesale gas services business increased primarily due to increased commercial activity, partially offset by derivative losses.
Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations.
See Note (B) to the Condensed Financial Statements herein under "Regulatory Matters – Southern Company Gas" for additional information.
Other Revenues

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$31	18.5	$513	103.8
In the third quarter 2018, other revenues were $199 million compared to $168 million for the corresponding period in 2017. For year-to-date 2018, other revenues were $1.0 billion compared to $494 million for the corresponding period in 2017. These increases were related to an increase in sales of products and services from additional customer contracts in distributed generation and utility infrastructure at PowerSecure, partially offset by a decrease in revenues resulting from the sale of Pivotal Home Solutions on June 4, 2018 at Southern Company Gas. The year-to-date 2018 increase was primarily related to storm restoration services in Puerto Rico. Additionally, these increases reflect $21 million and $40 million of revenues in the third quarter and year-to-date 2018, respectively, from unregulated sales of products and services that were reclassified to other revenues as a result of the adoption of ASC 606, Revenue from Contracts with Customers (ASC 606). In prior periods, these revenues were included in other income (expense), net. See Note (A) to the Condensed Financial Statements herein for additional information regarding the adoption of ASC 606.
Fuel and Purchased Power Expenses

	Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$25	1.9	$142	4.2
Purchased power	1	0.4	114	17.6
Total fuel and purchased power expenses	$26		$256
In the third quarter 2018, total fuel and purchased power expenses were $1.6 billion compared to $1.5 billion for the corresponding period in 2017. The increase was primarily the result of a $68 million increase in the volume of KWHs generated and purchased, partially offset by a $42 million decrease in the average cost of fuel and purchased power.
For year-to-date 2018, total fuel and purchased power expenses were $4.3 billion compared to $4.0 billion for the corresponding period in 2017. The increase was primarily the result of a $300 million increase in the volume of KWHs generated and purchased, partially offset by a $74 million net decrease in the average cost of fuel and purchased power. In addition, fuel expense increased $30 million for year-to-date 2018 in accordance with an Alabama PSC accounting order authorizing the use of excess deferred income taxes to offset under recovered fuel costs.

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
Details of the Southern Company system's generation and purchased power were as follows:

	Third Quarter 2018	Third Quarter 2017	Year-to-Date 2018	Year-to-Date 2017
Total generation (in billions of KWHs)	56	55	153	147
Total purchased power (in billions of KWHs)	6	6	16	14
Sources of generation (percent) —
Gas	47	47	46	46
Coal	32	31	30	30
Nuclear	14	15	15	16
Hydro	2	2	3	2
Other	5	5	6	6
Cost of fuel, generated (in cents per net KWH)(a) —
Gas	2.78	2.92	2.79	2.93
Coal	2.75	2.75	2.79	2.82
Nuclear	0.81	0.80	0.80	0.80
Average cost of fuel, generated (in cents per net KWH)(a)	2.47	2.52	2.47	2.51
Average cost of purchased power (in cents per net KWH)(b)	5.32	5.36	5.52	5.32

(a)
For year-to-date 2018, cost of fuel, generated and average cost of fuel, generated excludes a $30 million adjustment associated with the Alabama PSC accounting order related to excess deferred income taxes.

(b)	Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2018, fuel expense was $1.31 billion compared to $1.29 billion for the corresponding period in 2017. The increase was primarily due to a 7.5% increase in the volume of KWHs generated by natural gas and a 1.3% increase in the volume of KWHs generated by coal, partially offset by a 4.8% decrease in the average cost of natural gas per KWH generated.
For year-to-date 2018, fuel expense was $3.5 billion compared to $3.4 billion for the corresponding period in 2017. The increase was primarily due to a 9.3% increase in the volume of KWHs generated by natural gas and a 4.1% increase in the volume of KWHs generated by coal, partially offset by a 4.8% decrease in the average cost of natural gas per KWH generated and a 1.1% decrease in the average cost of coal per KWH generated.
Purchased Power
For year-to-date 2018, purchased power expense was $760 million compared to $646 million for the corresponding period in 2017. The increase was primarily due to a 10.5% increase in the volume of KWHs purchased and a 3.8% increase in the average cost per KWH purchased.
Energy purchases will vary depending on demand for energy within the Southern Company system's electric service territory, the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, and the availability of the Southern Company system's generation.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Natural Gas

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(30)	(22.4)	$(32)	(2.9)
Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. Cost of natural gas at the natural gas distribution utilities represented 75% and 83% of total cost of natural gas for the third quarter and year-to-date 2018, respectively.
In the third quarter 2018, cost of natural gas was $104 million compared to $134 million for the corresponding period in 2017. The decrease reflects $14 million related to the Southern Company Gas Dispositions, which resulted in a decrease in the volume of natural gas sold in the third quarter 2018 as a result of fewer gas distribution customers, and a 3.2% decrease in natural gas prices during the third quarter 2018 compared to the corresponding period in 2017.
For year-to-date 2018, cost of natural gas was $1.05 billion compared to $1.09 billion for the corresponding period in 2017. The decrease reflects $8 million related to the Southern Company Gas Dispositions, which resulted in a decrease in the volume of natural gas sold in 2018 as a result of fewer gas distribution customers, as well as an 8.4% decrease in natural gas prices during 2018, partially offset by an increase in the volume of natural gas sold in 2018 as a result of colder weather compared to the corresponding period in 2017.
Cost of Other Sales

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$30	33.3	$395	134.8
In the third quarter 2018, cost of other sales was $120 million compared to $90 million for the corresponding period in 2017. For year-to-date 2018, cost of other sales was $688 million compared to $293 million for the corresponding period in 2017. These increases were related to an increase in sales of products and services from additional customer contracts in distributed generation and utility infrastructure at PowerSecure. The year-to-date 2018 increase was primarily related to storm restoration services in Puerto Rico.
Other Operations and Maintenance Expenses

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$63	4.7	$117	2.9
In the third quarter 2018, other operations and maintenance expenses were $1.4 billion compared to $1.3 billion for the corresponding period in 2017. The increase was primarily due to a $22 million increase in electric transmission and distribution costs, primarily due to additional line maintenance, and $21 million of disposition-related costs at Southern Company Gas. The increase also reflects $21 million of expenses from unregulated sales of products and services that were reclassified to other operations and maintenance expenses as a result of the adoption of ASC 606. In prior periods, these expenses were included in other income (expense), net.
For year-to-date 2018, other operations and maintenance expenses were $4.2 billion compared to $4.1 billion for the corresponding period in 2017. The increase was primarily due to a $60 million increase in electric transmission and distribution costs, primarily due to additional line maintenance, and $29 million of disposition-related costs at

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Southern Company Gas. The increase also reflects $51 million of expenses from unregulated sales of products and services that were reclassified to other operations and maintenance expenses as a result of the adoption of ASC 606. In prior periods, these expenses were included in other income (expense), net. These increases were partially offset by a $32.5 million charge in the first quarter 2017 related to the write-down of Gulf Power's ownership of Plant Scherer Unit 3 in accordance with the settlement of Gulf Power's 2017 rate case. See Note 3 to the financial statements of Southern Company under "Regulatory Matters – Gulf Power – Retail Base Rate Cases" in Item 8 of the Form 10-K for additional information.
See Note (A) to the Condensed Financial Statements herein for additional information regarding the adoption of ASC 606.
Depreciation and Amortization

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$20	2.6	$102	4.6
In the third quarter 2018, depreciation and amortization was $787 million compared to $767 million for the corresponding period in 2017. For year-to-date 2018, depreciation and amortization was $2.3 billion compared to $2.2 billion for the corresponding period in 2017. These increases primarily reflect increases of $18 million and $76 million for the third quarter and year-to-date 2018, respectively, related to additional plant in service. Additionally, the year-to-date 2018 increase was due to $34 million in depreciation credits recognized in 2017, as authorized in Gulf Power's 2013 rate case settlement. See Note 3 to the financial statements of Southern Company under "Regulatory Matters – Gulf Power – Retail Base Rate Cases" in Item 8 of the Form 10-K for additional information.
Taxes Other Than Income Taxes

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$16	5.3	$49	5.2
In the third quarter 2018, taxes other than income taxes were $319 million compared to $303 million for the corresponding period in 2017. For year-to-date 2018, taxes other than income taxes were $990 million compared to $941 million for the corresponding period in 2017. These increases were primarily due to increased property taxes at the traditional electric operating companies and investment capital taxes at Southern Company Gas. Also contributing to the year-to-date 2018 increase was an increase in municipal franchise fees primarily related to higher retail revenues at Georgia Power and an increase in revenue tax expenses as a result of higher revenues at Southern Company Gas.
Estimated Loss on Plants Under Construction

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(33)	(97.1)	$(2,050)	(65.0)
In the third quarter 2018, estimated loss on plants under construction was $1 million compared to $34 million for the corresponding period in 2017. For year-to-date 2018, estimated loss on plants under construction was $1.1 billion compared to $3.2 billion for the corresponding period in 2017. The third quarter 2018 decrease was primarily due to lower costs associated with abandonment and related closure activities for the mine and gasifier-related assets of the Kemper IGCC at Mississippi Power. The year-to-date 2018 decrease was primarily due to revisions to the estimated construction costs for, and subsequent suspension in June 2017 of, the Kemper IGCC at Mississippi

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Power, partially offset by charges in 2018 related to Georgia Power's revised estimate to complete construction and start-up of Plant Vogtle Units 3 and 4.
See Note 3 to the financial statements of Southern Company under "Kemper County Energy Facility" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Kemper County Energy Facility" and "Nuclear Construction" herein for additional information.
Gain on Dispositions, Net

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$353	N/M	$298	N/M
N/M - Not meaningful
In the third quarter and year-to-date 2018, a net gain on dispositions of $353 million ($40 million gain after tax) and $317 million ($35 million loss after tax), respectively, were recorded related to the Southern Company Gas Dispositions. The year-to-date 2018 increase in gain on dispositions, net was partially offset by a $19 million decrease in gains from sales of integrated transmission system assets at Georgia Power. See Note (J) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information regarding related income taxes which substantially offset the gains for the Southern Company Gas Dispositions.
Impairment Charges

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$36	N/M	$197	N/M
N/M - Not meaningful
Southern Power recorded a $36 million asset impairment charge in the third quarter 2018 on wind turbine equipment held for development projects and a $119 million asset impairment charge in the second quarter 2018 in contemplation of the sale of its Florida plants. Additionally, Southern Company Gas recorded a goodwill impairment charge of $42 million during the first quarter 2018 in contemplation of the sale of Pivotal Home Solutions.
See Notes (A) and (J) to the Condensed Financial Statements herein under "Goodwill and Other Intangible Assets" and under "Southern Power – Sale of Florida Plants" and "Southern Company Gas," respectively, for additional information.
Allowance for Equity Funds Used During Construction

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$18	100.0	$(34)	(25.6)
In the third quarter 2018, AFUDC equity was $36 million compared to $18 million in the corresponding period in 2017. The increase was primarily due to a higher AFUDC rate resulting from a higher equity ratio and lower short-term borrowings at Georgia Power and a higher AFUDC base related to environmental and transmission projects at Alabama Power.
For year-to-date 2018, AFUDC equity was $99 million compared to $133 million in the corresponding period in 2017. The decrease primarily resulted from Mississippi Power's suspension of the Kemper IGCC construction in June 2017, partially offset by a higher AFUDC rate resulting from a higher equity ratio and lower short-term borrowings at Georgia Power and a higher AFUDC base related to environmental and transmission projects at Alabama Power.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Note 3 to the financial statements of Southern Company under "Kemper County Energy Facility" in Item 8 of the Form 10-K.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$51	12.5	$138	11.1
In the third quarter 2018, interest expense, net of amounts capitalized was $458 million compared to $407 million in the corresponding period in 2017. For year-to-date 2018, interest expense, net of amounts capitalized was $1.4 billion compared to $1.2 billion in the corresponding period in 2017. These increases were primarily due to an increase in variable interest rates and average outstanding debt at the parent company and a $33 million net reduction in the third quarter 2017 following a settlement with the IRS related to research and experimental deductions at Mississippi Power, partially offset by a decrease in average outstanding debt at Georgia Power. The year-to-date 2018 increase was also due to new debt issuances and short-term debt at Southern Company Gas and a reduction in AFUDC debt of $24 million related to the Kemper IGCC project suspension in June 2017 at Mississippi Power.
See FINANCIAL CONDITION AND LIQUIDITY – "Financing Activities" herein, Note 6 to the financial statements of Southern Company in Item 8 of the Form 10-K, and Note (F) to the Condensed Financial Statements herein for additional information.
Other Income (Expense), Net

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(8)	(12.3)	$30	18.2
In the third quarter 2018, other income (expense), net was $57 million compared to $65 million for the corresponding period in 2017. The decrease was primarily due to a reduction of gains from the settlement of contractor litigation claims at Southern Company Gas, partially offset by a gain from a joint-development wind project at Southern Power, which is attributable to Southern Power's partner in the project and fully offset within noncontrolling interests.
For year-to-date 2018, other income (expense), net was $195 million compared to $165 million for the corresponding period in 2017. The increase was primarily due to the settlement of Mississippi Power's Deepwater Horizon claim in May 2018 and a gain from a joint-development wind project at Southern Power, which is attributable to Southern Power's partner in the project and fully offset within noncontrolling interests, partially offset by a reduction of gains from the settlement of contractor litigation claims at Southern Company Gas.
See Note (B) to the Condensed Financial Statements herein under "General Litigation Matters – Mississippi Power" and "Regulatory Matters – Southern Company Gas – Atlanta Gas Light's Pipeline Replacement Program" and Note (J) to the Condensed Financial Statements herein under "Southern Power – Development Projects" for additional information.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$33	5.6	$281	88.6
In the third quarter 2018, income taxes were $623 million compared to $590 million for the corresponding period in 2017. The increase was primarily due to tax expense related to the sales of Elizabethtown Gas, Elkton Gas, and Florida City Gas and the recognition of a valuation allowance on certain state tax credit carryforwards at Georgia Power, partially offset by lower federal income tax expense as well as the benefit from the flowback of excess deferred income taxes as a result of the Tax Reform Legislation and a decrease in pre-tax earnings (excluding the gains on the sales of Elizabethtown Gas, Elkton Gas, and Florida City Gas).
For year-to-date 2018, income taxes were $598 million compared to $317 million for the corresponding period in 2017. The increase was primarily due to an increase in pre-tax earnings, primarily resulting from charges recorded in 2017 related to the Kemper IGCC at Mississippi Power partially offset by the estimated probable loss on Plant Vogtle Units 3 and 4 at Georgia Power recognized in the second quarter 2018, and tax expense related to the Southern Company Gas Dispositions. This increase was partially offset by lower federal income tax expense as well as the benefit from the flowback of excess deferred income taxes as a result of the Tax Reform Legislation and the net state income tax benefits arising from the reorganizations of certain of Southern Power's legal entities.
See Note (H) to the Condensed Financial Statements herein for additional information.
Dividends on Preferred and Preference Stock of Subsidiaries

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(6)	(60.0)	$(20)	(62.5)
In the third quarter 2018, dividends on preferred and preference stock of subsidiaries was $4 million compared to $10 million for the corresponding period in 2017. For year-to-date 2018, dividends on preferred and preference stock of subsidiaries was $12 million compared to $32 million for the corresponding period in 2017. These decreases were primarily due to the 2017 redemptions of all outstanding shares of preferred and preference stock at Georgia Power.
See Note 6 the financial statements of Southern Company under "Redeemable Preferred Stock of Subsidiaries" in Item 8 of the Form 10-K for additional information. Also see FINANCIAL CONDITION AND LIQUIDITY – "Financing Activities" herein for information on Mississippi Power's redemption of all of its outstanding preferred stock subsequent to September 30, 2018.
Net Income Attributable to Noncontrolling Interests

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$24	80.0	$23	47.9
Substantially all noncontrolling interests relate to renewable projects at Southern Power. See Note (J) to the Condensed Financial Statements under "Southern Power" herein for additional information.
In the third quarter 2018, net income attributable to noncontrolling interests was $54 million compared to $30 million for the corresponding period in 2017. The increase was due to $14 million of other income allocations attributable to a joint-development wind project and $10 million of net income allocations primarily due to the sale of a 33% equity interest in SPSH in 2018, the company holding substantially all of Southern Power's solar facilities.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For year-to-date 2018, net income attributable to noncontrolling interests was $71 million compared to $48 million for the corresponding period in 2017. The increase was primarily due to $21 million of net income allocations due to the sale of a 33% equity interest in SPSH in 2018 and $14 million of other income allocations attributable to a joint-development wind project, partially offset by a reduction of $10 million of net income allocations to other partnership interests, primarily due to the tax equity partnership for Gaskell West 1.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Company's future earnings potential. The level of Southern Company's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of the Southern Company system's primary businesses of selling electricity and distributing natural gas. These factors include the traditional electric operating companies' and the natural gas distribution utilities' ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs during a time of increasing costs and limited projected demand growth over the next several years. Plant Vogtle Units 3 and 4 construction and rate recovery and the profitability of Southern Power's competitive wholesale business and successful additional investments in renewable and other energy projects are also major factors.
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
On May 20, 2018, Southern Company entered into a stock purchase agreement with NextEra Energy to sell all of the capital stock of Gulf Power for an aggregate cash purchase price of $5.75 billion (less the amount of indebtedness assumed at closing, which is currently estimated at approximately $1.3 billion), subject to (i) customary adjustments for indebtedness and working capital and (ii) reduction by the amount (if any) by which Gulf Power fails to meet a specified capital expenditure target. The completion of the sale is expected to occur in the first quarter 2019 and is subject to the satisfaction or waiver of certain closing conditions, including, among others, (i) approval by the FERC and the Federal Communications Commission, (ii) the entry into certain ancillary agreements, including transmission-related agreements and a transition services agreement, among the parties and

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

their affiliates, and (iii) other customary closing conditions. See Note (J) to the Condensed Financial Statements under "Southern Company's Sale of Gulf Power" herein for additional information. The ultimate outcome of this matter cannot be determined at this time.
On June 4, 2018, Southern Company Gas completed the stock sale of Pivotal Home Solutions to American Water Enterprises LLC for a total cash purchase price of $365 million, which includes the final working capital adjustment. This disposition resulted in an estimated net loss of $73 million, which includes $39 million of income tax expense, the calculation of which is expected to be finalized in the fourth quarter 2018. In contemplation of the transaction, a goodwill impairment charge of $42 million was recorded during the first quarter 2018.
On July 1, 2018, a Southern Company Gas subsidiary, Pivotal Utility Holdings, completed the sales of the assets of two of its natural gas distribution utilities, Elizabethtown Gas and Elkton Gas, to South Jersey Industries, Inc. for a total cash purchase price of $1.7 billion and an additional $40 million for working capital, subject to a final working capital adjustment expected in the fourth quarter 2018. This disposition resulted in an estimated pre-tax gain of approximately $230 million and an after-tax gain of approximately $18 million, the calculations of which are expected to be finalized in the fourth quarter 2018.
On July 29, 2018, Southern Company Gas and its wholly-owned direct subsidiary, NUI Corporation, completed the stock sale of Pivotal Utility Holdings, which primarily consisted of Florida City Gas, to NextEra Energy for a total cash purchase price of $530 million (less $3 million of indebtedness assumed at closing for customer deposits) and an additional $60 million for cash and other working capital, which includes the final working capital adjustment. This disposition resulted in an estimated pre-tax gain of approximately $121 million and an after-tax gain of approximately $20 million, the calculations of which are expected to be finalized in the fourth quarter 2018.
The after-tax impacts of the Southern Company Gas Dispositions included income tax expense on goodwill not deductible for tax purposes and for which a deferred tax liability had not been recorded previously. See Note (J) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
In May 2018, Southern Power completed the sale of a 33% equity interest in SPSH, a limited partnership indirectly owning substantially all of Southern Power's solar facilities, for an aggregate purchase price of approximately $1.2 billion. On October 31, 2018, Southern Power entered into agreements with three financial investors for the sale of a noncontrolling interest for approximately $1.2 billion in tax equity in SP Wind, which owns a portfolio of eight operating wind facilities. The transaction is subject to Public Utility Commission of Texas approval and is expected to close by the end of 2018. On November 5, 2018, Southern Power entered into an agreement to sell all of its equity interests in Plant Mankato (including the 385-MW expansion currently under construction) for an aggregate purchase price of $650 million. The transaction is subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and FERC and state commission approvals and is expected to close mid-2019. See Note (J) to the Condensed Financial Statements under "Southern Power" herein for additional information. The ultimate outcome of these matters cannot be determined at this time.
For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Southern Company in Item 7 of the Form 10-K.
Environmental Matters
The Southern Company system's operations are regulated by state and federal environmental agencies through a variety of laws and regulations governing air, water, land, and protection of other natural resources. The Southern Company system maintains comprehensive environmental compliance and GHG strategies to assess upcoming requirements and compliance costs associated with these environmental laws and regulations. The costs, including capital expenditures, operations and maintenance costs, and costs reflected in ARO liabilities, required to comply with environmental laws and regulations and to achieve stated goals may impact future unit retirement and replacement decisions, results of operations, cash flows, and financial condition. Related costs may result from the installation of additional environmental controls, closure and monitoring of CCR facilities, unit retirements, and adding or changing fuel sources for certain existing units, as well as related upgrades to the transmission system. A

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

major portion of these costs are expected to be recovered through existing ratemaking provisions. The ultimate impact of environmental laws and regulations and the GHG goals discussed below will depend on various factors, such as state adoption and implementation of requirements, the availability and cost of any deployed technology, and the outcome of pending and/or future legal challenges.
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
The EPA published certain amendments to the CCR Rule, which became effective August 29, 2018. These amendments extend the date from April 2019 to October 31, 2020 to cease sending CCR and other waste streams to impoundments that demonstrate compliance with all except two specified criteria. These amendments also establish groundwater protection standards for four constituents that do not have established EPA maximum contaminant levels and allow a participating state director or the EPA (where the EPA is the permitting authority) to suspend groundwater monitoring requirements under certain circumstances. Specific site impacts are being evaluated by the traditional electric operating companies.
On October 15, 2018, the U.S. Court of Appeals for the District of Columbia Circuit issued a mandate that broadens the CCR Rule to regulate previously-excluded inactive surface impoundments (legacy units) located at retired generation facilities and challenges both the ability of unlined impoundments to continue operating and the classification of clay lined units. It is anticipated that the EPA will issue a series of rulemakings to address this court action. The Southern Company system is evaluating the extent of potential impacts on legacy units but anticipates no significant impacts to its ongoing CCR strategies due to this mandate. The ultimate impact of these changes will not be known until the EPA rulemaking and any legal challenges are finalized.
In June 2018, Alabama Power recorded an increase of approximately $1.2 billion to its AROs related to the CCR Rule. The revised cost estimates were based on information from feasibility studies performed on ash ponds in use

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

at plants operated by Alabama Power, including a plant jointly-owned by Mississippi Power. During the second quarter 2018, Alabama Power's management completed its analysis of these studies which indicated that additional closure costs, primarily related to increases in estimated ash volume, water management requirements, and design revisions, will be required to close these ash ponds under the planned closure-in-place methodology. As the level of work becomes more defined in the next 12 months, it is likely that these cost estimates will change and the change could be material.
Georgia Power continues to perform engineering studies related to its plans to close the ash ponds at all of its generating plants, including one jointly owned with Gulf Power, in compliance with federal and state CCR rules. Georgia Power also continues to refine its closure strategy and cost estimates for each ash pond and is preparing permit applications as required by the State of Georgia CCR rule. While Georgia Power and Gulf Power believe their recorded liabilities for ash pond closures appropriately reflect their obligations under the current closure strategies they have elected, changes to such strategies and cost estimates would likely result in additional closure costs which would increase their ARO liabilities. It is not currently possible to quantify the impacts of any increase related to a change in closure strategies and/or ongoing engineering studies for the current closure strategies, and the timing of future cash outflows is indeterminable at this time; however, the impact on Georgia Power's and Gulf Power's ARO liabilities is expected to be material. As permit applications advance, engineering studies continue, and the timing of individual ash pond closures develops further during the fourth quarter 2018, Georgia Power and Gulf Power will record any necessary changes to their ARO liabilities.
The traditional electric operating companies expect to continue to periodically update their ARO cost estimates, which could increase further, as additional information becomes available. Absent continued recovery of ARO costs through regulated rates, Southern Company's results of operations, cash flows, and financial condition could be materially impacted. See Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein for additional information.
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
Georgia Power expects to complete updated decommissioning cost site studies for Plant Hatch and Plant Vogtle Units 1 and 2 in the fourth quarter 2018, which could result in additional changes to Southern Company's ARO liability. The ultimate outcome of these studies cannot be determined at this time.
Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Southern Company in Item 7 of the Form 10-K for additional information regarding the Clean Power Plan and domestic GHG policies.
On August 31, 2018, the EPA published a proposed Clean Power Plan replacement rule known as the Affordable Clean Energy rule (ACE Rule), which would require states to develop unit-specific emission rate standards based on heat-rate efficiency improvements for existing fossil fuel-fired steam units. As proposed, combustion turbines, including natural gas combined cycles, are not affected sources. As of September 30, 2018, the Southern Company system has ownership interests in 44 fossil fuel-fired steam units to which the proposed ACE Rule is applicable. The ultimate impact of this rule to the Southern Company system is currently unknown and will depend on changes

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

between the proposal and the final rule, subsequent state plan developments and requirements, and any associated legal proceedings.
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
On May 4, 2018, the FERC issued an order terminating both proceedings, finding that the traditional electric operating companies and Southern Power satisfy the FERC's standards for market-based rates. On May 9, 2018, the traditional electric operating companies and Southern Power made the compliance filing required by the order. These proceedings are concluded.
Open Access Transmission Tariff
On May 10, 2018, the Alabama Municipal Electric Authority and Cooperative Energy filed with the FERC a complaint against SCS and the traditional electric operating companies claiming that the current 11.25% base ROE used in calculating the annual transmission revenue requirements of the traditional electric operating companies' open access transmission tariff is unjust and unreasonable as measured by the applicable FERC standards. The complaint requests that the base ROE be set no higher than 8.65% and that the FERC order refunds for the difference in revenue requirements that results from applying a just and reasonable ROE established in this proceeding upon determining the current ROE is unjust and unreasonable. On June 18, 2018, SCS and the traditional electric operating companies filed their response challenging the adequacy of the showing presented by the complainants and offering support for the current ROE. On September 6, 2018, the FERC issued an order establishing a refund effective date of May 10, 2018 in the event a refund is due and initiating an investigation and settlement procedures regarding the current base ROE. Through September 30, 2018, the estimated maximum potential refund is not expected to be material to Southern Company's results of operations. The ultimate outcome of this matter cannot be determined at this time.
Southern Company Gas
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "FERC Matters – Southern Company Gas" of Southern Company in Item 7 of the Form 10-K for additional information regarding Southern Company Gas' gas pipeline construction projects.
The Atlantic Coast Pipeline has experienced challenges to its permits since construction began earlier in 2018 and continues to work with the appropriate agencies to obtain the necessary permits. The PennEast Pipeline continues to work with state and federal agencies to obtain the required permits to begin construction. Any material permitting delays may impact forecasted capital expenditures and in-service dates. The ultimate outcome of these matters cannot be determined at this time.

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
On May 1, 2018, the Alabama PSC approved modifications to Rate RSE and other commitments designed to position Alabama Power to address the growing pressure on its credit quality resulting from the Tax Reform Legislation, without increasing retail rates under Rate RSE in the near term. Alabama Power plans to reduce growth in total debt by increasing equity, with corresponding reductions in debt issuances, thereby de-leveraging its capital structure. Alabama Power's goal is to achieve an equity ratio of approximately 55% by the end of 2025. At September 30, 2018, Alabama Power's equity ratio was approximately 47%. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters – Federal Tax Reform Legislation" of Southern Company in Item 7 of the Form 10-K for additional information.
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
In accordance with an established retail tariff that provides for an interim adjustment to customer billings to recognize the impact of a change in the statutory income tax rate, Alabama Power has returned $151 million through September 30, 2018 and anticipates returning a total of approximately $257 million to retail customers through bill credits by December 31, 2018 as a result of the change in the federal income tax rate under the Tax Reform Legislation.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rate ECR
On May 1, 2018, the Alabama PSC approved an increase to Rate ECR from 2.015 cents per KWH to 2.353 cents per KWH effective July 2018 which is expected to result in additional collections of approximately $100 million through December 31, 2018. The approved increase in the Rate ECR factor will have no significant effect on Southern Company's net income, but will increase operating cash flows related to fuel cost recovery in 2018. Absent any further order from the Alabama PSC, in January 2019, the rate will return to the originally authorized 5.910 cents per KWH.
Accounting Order
On May 1, 2018, the Alabama PSC approved an accounting order that authorizes Alabama Power to defer the benefits of federal excess deferred income taxes associated with the Tax Reform Legislation for the year ending December 31, 2018 as a regulatory liability and to use up to $30 million of such deferrals to offset under recovered amounts under Rate ECR. Any remaining amounts will be used for the benefit of customers as determined by the Alabama PSC. As of September 30, 2018, Alabama Power had applied the full $30 million to offset the under recovered balance under Rate ECR and expects the total deferrals for the year ending December 31, 2018 to be approximately $50 million. See Note 5 to the financial statements of Southern Company under "Federal Tax Reform Legislation" in Item 8 of the Form 10-K for additional information.
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
On April 3, 2018, the Georgia PSC approved a settlement agreement between Georgia Power and the staff of the Georgia PSC regarding the retail rate impact of the Tax Reform Legislation (Georgia Power Tax Reform Settlement Agreement). Pursuant to the Georgia Power Tax Reform Settlement Agreement, to reflect the federal income tax rate reduction impact of the Tax Reform Legislation, Georgia Power will refund to customers a total of $330 million through bill credits. Georgia Power issued bill credits of approximately $130 million in October 2018 and will issue bill credits of approximately $95 million in June 2019 and $105 million in February 2020. In addition, Georgia Power is deferring as a regulatory liability (i) the revenue equivalent of the tax expense reduction resulting from legislation lowering the Georgia state income tax rate from 6.00% to 5.75% in 2019 and (ii) the entire benefit of approximately $700 million in federal and state excess accumulated deferred income taxes. At September 30, 2018, Georgia Power's related regulatory liability balance totaled $655 million. The amortization of these regulatory liabilities is expected to be addressed in Georgia Power's next base rate case, which is scheduled to be filed by July 1, 2019. If there is not a base rate case in 2019, customers will receive $185 million in annual bill credits beginning in 2020, with any additional federal and state income tax savings deferred as a regulatory liability, until Georgia Power's next base rate case.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

To address the negative cash flow and credit metric impacts of the Tax Reform Legislation, the Georgia PSC also approved an increase in Georgia Power's retail equity ratio to the lower of (i) Georgia Power's actual common equity weight in its capital structure or (ii) 55%, until Georgia Power's next base rate case. At September 30, 2018, Georgia Power's actual retail common equity ratio (on a 13-month average basis) was approximately 53%. Benefits from reduced federal income tax rates in excess of the amounts refunded to customers will be retained by Georgia Power to cover the carrying costs of the incremental equity in 2018 and 2019.
Storm Damage Recovery
See Note 3 to the financial statements of Southern Company under "Regulatory Matters – Georgia Power – Storm Damage Recovery" in Item 8 of the Form 10-K for additional information regarding Georgia Power's storm damage reserve.
Georgia Power is accruing $30 million annually through December 31, 2019, as provided in the 2013 ARP, for incremental operations and maintenance costs of damage from major storms to its transmission and distribution facilities. As of September 30, 2018, the total balance in Georgia Power's regulatory asset related to storm damage was $311 million. During October 2018, Hurricane Michael caused significant damage to Georgia Power's transmission and distribution facilities. Georgia Power currently estimates the costs of repairing the damage will total approximately $125 million to $150 million, which will be charged to Georgia Power's storm damage reserve or capitalized. The rate of storm damage cost recovery is expected to be adjusted as part of Georgia Power's next base rate case, which is scheduled to be filed by July 1, 2019. The ultimate outcome of this matter cannot be determined at this time.
Gulf Power
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Gulf Power" of Southern Company in Item 7 of the Form 10-K for additional information.
Storm Damage Cost Recovery
On October 10, 2018, Hurricane Michael made landfall on the Gulf Coast of Florida causing substantial damage in Gulf Power's service territory. Gulf Power currently estimates the costs of repairing the damages to its transmission and distribution lines and uninsured facilities will total approximately $350 million to $400 million, which primarily will be charged to Gulf Power's property damage reserve or capitalized. Gulf Power maintains a reserve for property damage to cover the cost of damages from major storms to its transmission and distribution lines and the cost of uninsured damages to its generating facilities and other property. At September 30, 2018, Gulf Power had a balance of approximately $48 million in its property damage reserve. In accordance with the settlement agreement approved by the Florida PSC in April 2017 (2017 Gulf Power Rate Case Settlement Agreement), Gulf Power can petition the Florida PSC to seek recovery of the costs associated with Hurricane Michael, along with replenishing the property damage reserve to approximately $40 million. Any recovery from customers would begin, on an interim basis, 60 days following the filing of the cost recovery petition. The ultimate outcome of this matter cannot be determined at this time.
Retail Base Rate Case
As a continuation of the 2017 Gulf Power Rate Case Settlement Agreement, on March 26, 2018, the Florida PSC approved a stipulation and settlement agreement among Gulf Power and three intervenors addressing the retail revenue requirement effects of the Tax Reform Legislation (Gulf Power Tax Reform Settlement Agreement).
The Gulf Power Tax Reform Settlement Agreement results in annual reductions to Gulf Power's revenues of $18.2 million from base rates and $15.6 million from environmental cost recovery rates implemented April 1, 2018 and also provided for a one-time refund of $69.4 million for the retail portion of unprotected (not subject to normalization) deferred tax liabilities through a reduced fuel cost recovery rate over the remainder of 2018. Through September 30, 2018, approximately $53 million of this refund has been reflected in customer bills. As a result of the

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gulf Power Tax Reform Settlement Agreement, the Florida PSC also approved an increase in Gulf Power's maximum equity ratio from 52.5% to 53.5% for all retail regulatory purposes.
As part of the Gulf Power Tax Reform Settlement Agreement, a limited scope proceeding to address protected deferred tax liabilities consistent with IRS normalization principles was initiated on April 30, 2018. On October 30, 2018, the Florida PSC approved a $9.6 million annual reduction in base rate revenues effective January 2019, which concluded this proceeding. Through September 30, 2018, Gulf Power has deferred $7 million of related 2018 tax benefits as a regulatory liability to be refunded to retail customers in 2019 through Gulf Power's fuel cost recovery rate.
Mississippi Power
On February 7, 2018, Mississippi Power submitted its revised 2018 projected PEP filing to the Mississippi PSC, which reflected the impacts of the Tax Reform Legislation, requesting an increase in annual retail revenues of $26 million based on a performance-adjusted ROE of 9.33% and an increased equity ratio of 55%.
On July 27, 2018, Mississippi Power and the Mississippi Public Utilities Staff (MPUS) entered into a settlement agreement with respect to the 2018 PEP filing and all unresolved PEP filings for prior years (PEP Settlement Agreement), which was approved by the Mississippi PSC on August 7, 2018. Rates under the PEP Settlement Agreement became effective with the first billing cycle of September 2018. The PEP Settlement Agreement provides for an increase of approximately $21.6 million in annual base retail revenues, which excludes certain compensation costs contested by the MPUS, as well as approximately $2 million which was subsequently approved for recovery through a separate Mississippi Power cost rider. Under the PEP Settlement Agreement, Mississippi Power is deferring the contested compensation costs for 2018 and 2019 as a regulatory asset. The Mississippi PSC is currently expected to rule on the appropriate treatment for such costs in connection with Mississippi Power's next base rate case, which is scheduled to be filed in the fourth quarter 2019 (2019 Base Rate Case). The ultimate outcome of this matter cannot be determined at this time.
Pursuant to the PEP Settlement Agreement, Mississippi Power's performance-adjusted allowed ROE is 9.31% and its allowed equity ratio remains at 50%, pending further review by the Mississippi PSC. In lieu of the requested equity ratio increase, Mississippi Power retained $44 million of excess accumulated deferred income taxes resulting from the Tax Reform Legislation, which had been proposed to be amortized beginning in 2018, until the conclusion of the 2019 Base Rate Case. Further, Mississippi Power will seek equity contributions sufficient to restore its equity ratio (which was 45% at September 30, 2018) to 50% by December 31, 2018. In the event Mississippi Power's actual average equity ratio for 2018 is more than 1% higher or lower than the 50% target, Mississippi Power will defer the corresponding difference in its revenue requirement as a regulatory asset or liability for resolution in the 2019 Base Rate Case.
Pursuant to the PEP Settlement Agreement, PEP proceedings are suspended until after the conclusion of the 2019 Base Rate Case and Mississippi Power is not required to make any PEP filings for regulatory years 2018, 2019, and 2020. The PEP Settlement Agreement also resolved all open PEP filings with no change to customer rates. As a result, in the third quarter 2018, Mississippi Power recognized revenues of $5 million previously reserved in connection with the 2012 PEP lookback filing.
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
As of September 30, 2018, Mississippi Power recorded charges to income of an immaterial amount for the third quarter 2018 and $45 million ($34 million after tax) for year-to-date 2018, primarily resulting from the abandonment and related closure activities for the mine and gasifier-related assets at the Kemper County energy facility. Additional closure costs for the mine and gasifier-related assets, currently estimated to cost up to $20 million pre-tax (excluding salvage, net of dismantlement costs), may be incurred through the first half of 2020. In addition, period costs, including, but not limited to, costs for compliance and safety, ARO accretion, and property taxes for the mine and gasifier-related assets, are estimated at $2 million for the remainder of 2018, $8 million in 2019, and $4 million annually beginning in 2020. The ultimate outcome of this matter cannot be determined at this time.
The combined cycle and associated common facilities portions of the Kemper County energy facility were dedicated as Plant Ratcliffe on April 27, 2018.
Reserve Margin Plan
On August 6, 2018, Mississippi Power filed its proposed Reserve Margin Plan (RMP), as required by the Mississippi PSC's order in the docket established for the purposes of pursuing a global settlement of the costs related to the Kemper County energy facility. Under the RMP, Mississippi Power proposes alternatives that would reduce its reserve margin, with the most economic of the alternatives being the two-year and seven-year acceleration of the retirement of Plant Watson Units 4 and 5, respectively, to the first quarter 2022 and the four-year acceleration of the retirement of Plant Greene County Units 1 and 2 to the third quarter 2021 and the third quarter 2022, respectively, in order to lower or avoid operating costs. The Plant Greene County unit retirements would require the completion by Alabama Power of proposed transmission and system reliability improvements, as well as agreement by Alabama Power. The RMP filing also states that, in the event the Mississippi PSC ultimately approves an alternative that includes an accelerated retirement, Mississippi Power would require authorization to defer in a regulatory asset for future recovery the remaining net book value of the units at the time of retirement. Mississippi Power expects the MPUS and other interested parties to review the proposal prior to resolution by the Mississippi PSC. The ultimate outcome of this matter cannot be determined at this time. However, if approved by the Mississippi PSC, the alternatives are not expected to have any adverse impact on customer rates.
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
In October 2017, Georgia Power, acting for itself and as agent for the other Vogtle Owners, executed the Bechtel Agreement, a cost reimbursable plus fee arrangement, whereby Bechtel is reimbursed for actual costs plus a base fee and an at-risk fee, which is subject to adjustment based on Bechtel's performance against cost and schedule targets. Each Vogtle Owner is severally (not jointly) liable for its proportionate share, based on its ownership interest, of all amounts owed to Bechtel under the Bechtel Agreement. The Vogtle Owners may terminate the Bechtel Agreement at any time for their convenience, provided that the Vogtle Owners will be required to pay amounts related to work performed prior to the termination (including the applicable portion of the base fee), certain termination-related costs, and, at certain stages of the work, the applicable portion of the at-risk fee. Bechtel may

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

terminate the Bechtel Agreement under certain circumstances, including certain Vogtle Owner suspensions of work, certain breaches of the Bechtel Agreement by the Vogtle Owners, Vogtle Owner insolvency, and certain other events. Pursuant to the Loan Guarantee Agreement between Georgia Power and the DOE, Georgia Power is required to obtain the DOE's approval of the Bechtel Agreement prior to obtaining any further advances under the Loan Guarantee Agreement.
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
Cost and Schedule
In preparation for its nineteenth VCM filing, Georgia Power requested Southern Nuclear to perform a full cost reforecast for the project. Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4 by the expected in-service dates of November 2021 and November 2022, respectively, is as follows:

(in billions)
Base project capital cost forecast(a)(b)	$8.0
Construction contingency estimate	0.4
Total project capital cost forecast(a)(b)	8.4
Net investment as of September 30, 2018(b)	(4.3)
Remaining estimate to complete(a)	$4.1

(a)	Excludes financing costs expected to be capitalized through AFUDC of approximately $350 million.

(b)	Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related Customer Refunds.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.2 billion, of which $1.8 billion had been incurred through September 30, 2018.
The table above reflects the $0.7 billion increase to the base capital cost forecast reported in the second quarter 2018 and is based on the cost reforecast performed prior to the nineteenth VCM filing, which primarily resulted from changed assumptions related to the finalization of contract scopes and management responsibilities for Bechtel and over 60 subcontractors, labor productivity rates, and craft labor incentives, as well as the related levels of project management, oversight, and support, including field supervision and engineering support.
Although Georgia Power believes these incremental costs are reasonable and necessary to complete the project and the Georgia PSC's order in the seventeenth VCM proceeding specifically states that the construction of Plant Vogtle Units 3 and 4 is not subject to a cost cap, Georgia Power did not seek rate recovery for these cost increases included in the current base capital cost forecast (or any related financing costs) in the nineteenth VCM report that was filed with the Georgia PSC on August 31, 2018. In connection with future VCM filings, Georgia Power may request the Georgia PSC to evaluate costs currently included in the construction contingency estimate for rate recovery as and when they are appropriately included in the base capital cost forecast. After considering the significant level of uncertainty that exists regarding the future recoverability of costs included in the construction contingency estimate since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in these future regulatory proceedings, Georgia Power recorded a total pre-tax charge to income of $1.1 billion ($0.8 billion after tax) in the second quarter 2018, which includes the total increase in the base capital cost forecast and construction contingency estimate.
As construction continues, challenges with management of contractors, subcontractors, and vendors; labor productivity, availability, and/or cost escalation; procurement, fabrication, delivery, assembly, and/or installation, including any required engineering changes, of plant systems, structures, and components (some of which are based on new technology that only recently began initial operation in the global nuclear industry at this scale); or other

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

issues could arise and change the projected schedule and estimated cost. Monthly construction production targets required to maintain the current project schedule continue to increase significantly through the remainder of 2018 and into 2019. To meet these increasing monthly targets, existing craft construction productivity must improve and additional craft laborers must be retained and deployed.
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the NRC. Various design and other licensing-based compliance matters, including the timely resolution of Inspections, Tests, Analyses, and Acceptance Criteria (ITAAC) and the related approvals by the NRC, may arise, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.
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
Joint Owner Contracts
In November 2017, the Vogtle Owners entered into an amendment to their joint ownership agreements for Plant Vogtle Units 3 and 4 to provide for, among other conditions, additional Vogtle Owner approval requirements. Effective August 31, 2018, the Vogtle Owners further amended the joint ownership agreements to clarify and provide procedures for certain provisions of the joint ownership agreements related to adverse events that require the vote of the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 to continue construction (as amended, and together with the November 2017 amendment, the Vogtle Joint Ownership Agreements). The Vogtle Joint Ownership Agreements also confirm that the Vogtle Owners' sole recourse against Georgia Power or Southern Nuclear for any action or inaction in connection with their performance as agent for the Vogtle Owners is limited to removal of Georgia Power and/or Southern Nuclear as agent, except in cases of willful misconduct.
As a result of the increase in the total project capital cost forecast and Georgia Power's decision not to seek rate recovery of the increase in the base capital costs as described above, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 were required to vote to continue construction. On September 26, 2018, the Vogtle Owners unanimously voted to continue construction of Plant Vogtle Units 3 and 4.
Amendments to the Vogtle Joint Ownership Agreements
In connection with the vote to continue construction, Georgia Power entered into (i) the Vogtle Owner Term Sheet with the other Vogtle Owners and MEAG's wholly-owned subsidiaries MEAG SPVJ, MEAG Power SPVM, LLC (MEAG SPVM), and MEAG Power SPVP, LLC (MEAG SPVP) to take certain actions which partially mitigate potential financial exposure for the other Vogtle Owners, including additional amendments to the Vogtle Joint Ownership Agreements and the purchase of PTCs from the other Vogtle Owners, and (ii) a term sheet (MEAG Term Sheet and, together with the Vogtle Owner Term Sheet, Term Sheets) with MEAG and MEAG SPVJ to provide funding with respect to MEAG SPVJ's ownership interest in Plant Vogtle Units 3 and 4 (Project J) under certain circumstances. Pursuant to the Vogtle Owner Term Sheet, the Vogtle Joint Ownership Agreements will be modified as follows: (i) each Vogtle Owner will pay its proportionate share of qualifying construction costs for Plant Vogtle Units 3 and 4 based on its ownership percentage up to the estimated cost at completion (EAC) for Plant Vogtle Units

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3 and 4 which forms the basis of Georgia Power's forecast of $8.4 billion in the nineteenth VCM plus $800 million of additional construction costs; (ii) Georgia Power will be responsible for 55.7% of actual qualifying construction costs between $800 million and $1.6 billion over the EAC in the nineteenth VCM (resulting in $80 million of potential additional costs to Georgia Power), with the remaining Vogtle Owners responsible for 44.3% of such costs pro rata in accordance with their respective ownership interests; and (iii) Georgia Power will be responsible for 65.7% of qualifying construction costs between $1.6 billion and $2.1 billion over the EAC in the nineteenth VCM (resulting in a further $100 million of potential additional costs to Georgia Power), with the remaining Vogtle Owners responsible for 34.3% of such costs pro rata in accordance with their respective ownership interests.
If the EAC is revised and exceeds the EAC in the nineteenth VCM by more than $2.1 billion, each of the other Vogtle Owners will have a one-time option to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power's agreement to pay 100% of such Vogtle Owner's remaining share of total construction costs in excess of the EAC in the nineteenth VCM plus $2.1 billion. In this event, Georgia Power will have the option of cancelling the project in lieu of purchasing a portion of the ownership interest of any other Vogtle Owner. If Georgia Power accepts the offer to purchase a portion of another Vogtle Owner's ownership interest in Plant Vogtle Units 3 and 4, the ownership interest(s) to be conveyed from the tendering Vogtle Owner(s) to Georgia Power would be calculated based on the proportion of the cumulative amount of construction costs paid by each such tendering Vogtle Owner(s) and by Georgia Power as of the commercial operation date of Plant Vogtle Unit 4. For purposes of this calculation, payments made by Georgia Power on behalf of another Vogtle Owner in accordance with the second and third items described in the paragraph above would be treated as payments made by the applicable Vogtle Owner.
In the event the actual costs at completion are less than the EAC reflected in the nineteenth VCM report and Plant Vogtle Unit 3 is placed in service by the currently scheduled date of November 2021 or Plant Vogtle Unit 4 is placed in service by the currently scheduled date of November 2022, Georgia Power would be entitled to 60.7% of the cost savings with respect to the relevant unit and the remaining Vogtle Owners would be entitled to 39.3% of such savings on a pro rata basis in accordance with their respective ownership interests.
For purposes of the foregoing provisions, qualifying construction costs would not include costs (i) resulting from force majeure events, including governmental actions or inactions (or significant delays associated with issuance of such actions) that affect the licensing, completion, startup, operations, or financing of Plant Vogtle Units 3 and 4, administrative proceedings or litigation regarding ITAAC or other regulatory challenges to commencement of operation of Plant Vogtle Units 3 and 4, and changes in laws or regulations governing Plant Vogtle Units 3 and 4, (ii) legal fees and legal expenses incurred due to litigation with contractors or subcontractors that are not subsidiaries or affiliates of Southern Company, and (iii) additional costs caused by Vogtle Owner requests other than Georgia Power, except for the exercise of a right to vote granted under the Vogtle Joint Ownership Agreements, that increase costs by $100,000 or more.
Georgia Power is working with the other Vogtle Owners to clarify any interpretive issues related to the operation of certain of the above provisions of the Vogtle Owner Term Sheet.
Under the Vogtle Owner Term Sheet, the provisions of the Vogtle Joint Ownership Agreements requiring that Vogtle Owners holding 90% of the ownership interests in Plant Vogtle Units 3 and 4 vote to continue construction following certain adverse events (Project Adverse Events) will be modified. Pursuant to the Vogtle Joint Ownership Agreements and the Vogtle Owner Term Sheet, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction if certain Project Adverse Events occur, including: (i) the bankruptcy of Toshiba; (ii) the termination or rejection in bankruptcy of certain agreements, including the Vogtle Services Agreement, the Bechtel Agreement, or the agency agreement with Southern Nuclear; (iii) Georgia Power publicly announces its intention not to submit for rate recovery any portion of its investment in Plant Vogtle Units 3 and 4 or the Georgia PSC determines that any of Georgia Power's costs relating to the construction of Plant Vogtle Units 3 and 4 will not be recovered in retail rates, excluding any additional amounts paid by Georgia Power on behalf of the other Vogtle Owners pursuant to the Vogtle Owner Term Sheet provisions described above and the first 6% of costs during any six-month VCM reporting period that are disallowed by the Georgia PSC for recovery, or for

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

which Georgia Power elects not to seek cost recovery, through retail rates; and (iv) an incremental extension of one year or more over the most recently approved schedule. Under the Vogtle Owner Term Sheet, Georgia Power may cancel the project at any time in its sole discretion.
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
The Vogtle Owner Term Sheet provides that if the holders of at least 90% of the ownership interests fail to vote in favor of continuing the project following any future Project Adverse Event, work on Plant Vogtle Units 3 and 4 would continue for a period of 30 days if the holders of more than 50% of the ownership interests vote in favor of continuing construction (Majority Voting Owners). In such a case, the Vogtle Owners (i) would agree to negotiate in good faith towards the resumption of the project, (ii) if no agreement was reached during such 30-day period, the project would be cancelled, and (iii) in the event of such a cancellation, the Majority Voting Owners would be obligated to reimburse any other Vogtle Owner for the costs it incurred during such 30-day negotiation period.
Purchase of PTCs During Commercial Operation
In addition, under the terms of the Vogtle Owner Term Sheet, Georgia Power agreed to purchase additional PTCs from OPC, Dalton, MEAG SPVM, MEAG SPVP, and MEAG SPVJ (to the extent any MEAG SPVJ PTC rights remain after any purchases required under the MEAG Term Sheet as described below) at varying purchase prices dependent upon the actual cost to complete construction of Plant Vogtle Units 3 and 4 as compared to the EAC included in the nineteenth VCM report. The purchases will be at the option of the applicable Vogtle Owner and will occur during the month after such PTCs are earned.
Potential Funding to MEAG Project J
Pursuant to the MEAG Term Sheet, if MEAG SPVJ is unable to make its payments due under the Vogtle Joint Ownership Agreements solely because (i) the conduct of JEA, such as JEA's legal challenges of its obligations under a PPA with MEAG (PPA-J), materially impedes access to capital markets for MEAG for Project J, or (ii) PPA-J is declared void by a court of competent jurisdiction or rejected by JEA under the applicable provisions of the U.S. Bankruptcy Code (each of (i) and (ii), a JEA Default), Georgia Power would purchase from MEAG SPVJ the rights to PTCs attributable to MEAG SPVJ's share of Plant Vogtle Units 3 and 4 (approximately 206 MWs) at varying prices dependent upon the stage of construction of Plant Vogtle Units 3 and 4. The aggregate purchase price of the PTCs, together with any advances made as described in the next paragraph, shall not exceed $300 million.
At the option of MEAG, as an alternative or supplement to Georgia Power's purchase of PTCs as described above, Georgia Power has agreed to provide up to $250 million in funding to MEAG for Project J in the form of advances (either advances under the Vogtle Joint Ownership Agreements or the purchase of MEAG Project J bonds, at the discretion of Georgia Power), subject to any required approvals of the Georgia PSC and the DOE.
In the event MEAG SPVJ certifies to Georgia Power that it is unable to fund its obligations under the Vogtle Joint Ownership Agreements as a result of a JEA Default and Georgia Power becomes obligated to provide funding as described above, MEAG is required to (i) assign to Georgia Power its right to vote on any future Project Adverse Event and (ii) diligently pursue JEA for its breach of PPA-J. In addition, Georgia Power agreed that it will not sue MEAG for any amounts due from MEAG SPVJ under MEAG's guarantee of MEAG SPVJ's obligations so long as MEAG SPVJ complies with the terms of the MEAG Term Sheet as to its payment obligations and the other provisions of the Vogtle Joint Ownership Agreements.
Under the terms of the MEAG Term Sheet, Georgia Power may decline to provide any funding in the form of advances, including in the event of a failure to receive any required Georgia PSC or DOE approvals, and cancel the project in lieu of providing such funding.
The ultimate outcome of these matters cannot be determined at this time.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. As of September 30, 2018, Georgia Power had recovered approximately $1.8 billion of financing costs. Financing costs related to capital costs above $4.418 billion will be recovered through AFUDC; however, Georgia Power will not record AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery. Georgia Power expects to file on November 9, 2018 to increase the NCCR tariff by approximately $90 million annually, effective January 1, 2019, pending Georgia PSC approval.
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
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) certain recommendations made by Georgia Power in the seventeenth VCM report and modifying the Vogtle Cost Settlement Agreement. The Vogtle Cost Settlement Agreement, as modified by the January 11, 2018 order, resolved the following regulatory matters related to Plant Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the amounts paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and related Customer Refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and deemed reasonable Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap and that prudence decisions on cost recovery will be made at a later date, consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC in the 2013 ARP) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that upon Unit 3 reaching commercial operation, retail base rates would be adjusted to include carrying costs on those capital costs deemed prudent in the Vogtle Cost Settlement Agreement. The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $25 million in 2017 and are estimated to have negative earnings impacts of approximately $100 million in 2018 and an aggregate of $680 million from 2019 to 2022.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
On February 12, 2018, Georgia Interfaith Power & Light, Inc. and Partnership for Southern Equity, Inc. filed a petition appealing the Georgia PSC's January 11, 2018 order with the Fulton County Superior Court. On March 8, 2018, Georgia Watch filed a similar appeal to the Fulton County Superior Court for judicial review of the Georgia PSC's final decision and denial of Georgia Watch's motion for reconsideration. Georgia Power believes the two appeals have no merit; however, an adverse outcome in either appeal combined with subsequent adverse action by the Georgia PSC could have a material impact on Southern Company's results of operations, financial condition, and liquidity.
The Georgia PSC has approved eighteen VCM reports covering the periods through December 31, 2017, including total construction capital costs incurred through that date of $4.9 billion (before $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related Customer Refunds). On August 31, 2018, Georgia Power filed its nineteenth VCM report with the Georgia PSC, which requested approval of $578 million of construction capital costs incurred from January 1, 2018 through June 30, 2018.
The ultimate outcome of these matters cannot be determined at this time.
See RISK FACTORS of Southern Company in Item 1A herein and in the Form 10-K for a discussion of certain risks associated with the licensing, construction, and operation of nuclear generating units, including potential impacts that could result from a major incident at a nuclear facility anywhere in the world.
DOE Financing
As of September 30, 2018, Georgia Power had borrowed $2.6 billion related to Plant Vogtle Units 3 and 4 costs through the Loan Guarantee Agreement and a multi-advance credit facility among Georgia Power, the DOE, and the FFB, which provides for borrowings of up to $3.46 billion, subject to the satisfaction of certain conditions. In September 2017, the DOE issued a conditional commitment to Georgia Power for up to approximately $1.67 billion in additional guaranteed loans under the Loan Guarantee Agreement. In September 2018, the DOE extended the conditional commitment to March 31, 2019. Any further extension must be approved by the DOE. Final approval and issuance of these additional loan guarantees by the DOE cannot be assured and are subject to the negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions. See Note 6 to the financial statements of Southern Company under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information, including applicable covenants, events of default, mandatory prepayment events (including any decision not to continue construction of Plant Vogtle Units 3 and 4), and conditions to borrowing.
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
Southern Power
In April 2018, Southern Power completed the final stage of a legal entity reorganization of various direct and indirect subsidiaries that own and operate substantially all of its solar facilities, including certain subsidiaries owned in partnership with various third parties. The reorganization resulted in net state tax benefits related to certain changes in apportionment rates totaling approximately $54 million, which were recorded in the first half of 2018.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In September 2018, Southern Power also completed a legal reorganization of eight operating wind facilities under a new holding company, SP Wind, which resulted in net state tax benefits totaling approximately $11 million related to certain changes in apportionment rates.
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
On October 2, 2018, the Mississippi PSC approved executed agreements between Mississippi Power and its largest retail customer, Chevron, for Mississippi Power to continue providing retail service to the Chevron refinery in Pascagoula, Mississippi through 2038. The new agreements are not expected to have a material impact on earnings.
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
In January 2017, a putative securities class action complaint was filed against Southern Company, certain of its officers, and certain former Mississippi Power officers in the U.S. District Court for the Northern District of Georgia, Atlanta Division, by Monroe County Employees' Retirement System on behalf of all persons who purchased shares of Southern Company's common stock between April 25, 2012 and October 29, 2013. The complaint alleges that Southern Company, certain of its officers, and certain former Mississippi Power officers made materially false and misleading statements regarding the Kemper County energy facility in violation of certain provisions under the Securities Exchange Act of 1934, as amended. The complaint seeks, among other things, compensatory damages and litigation costs and attorneys' fees. In June 2017, the plaintiffs filed an amended

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

complaint that provided additional detail about their claims, increased the purported class period by one day, and added certain other former Mississippi Power officers as defendants. In July 2017, the defendants filed a motion to dismiss the plaintiffs' amended complaint with prejudice, to which the plaintiffs filed an opposition in September 2017. On March 29, 2018, the U.S. District Court for the Northern District of Georgia, Atlanta Division, issued an order granting, in part, the defendants' motion to dismiss. The court dismissed certain claims against certain officers of Southern Company and Mississippi Power and dismissed the allegations related to a number of the statements that plaintiffs challenged as being false or misleading. On April 26, 2018, the defendants filed a motion for reconsideration of the court's order, seeking dismissal of the remaining claims in the lawsuit. On August 10, 2018, the court denied the motion for reconsideration and denied a motion to certify the issue for interlocutory appeal.
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
In May 2017, Helen E. Piper Survivor's Trust filed a shareholder derivative lawsuit in the Superior Court of Gwinnett County, State of Georgia that names as defendants Southern Company, certain of its directors, certain of its officers, and certain former Mississippi Power officers. The complaint alleges that the individual defendants, among other things, breached their fiduciary duties in connection with schedule delays and cost overruns associated with the construction of the Kemper County energy facility. The complaint further alleges that the individual defendants authorized or failed to correct false and misleading statements regarding the Kemper County energy facility schedule and cost and failed to implement necessary internal controls to prevent harm to Southern Company. The plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and disgorgement of profits and, on its behalf, attorneys' fees and costs in bringing the lawsuit. The plaintiff also seeks certain unspecified changes to Southern Company's corporate governance and internal processes. On May 4, 2018, the court entered an order staying this lawsuit until 30 days after the resolution of any dispositive motions or any settlement, whichever is earlier, in the putative securities class action.
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

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investments in Leveraged Leases
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters – Investments in Leveraged Leases" of Southern Company in Item 7 and Note 1 to the financial statements of Southern Company under "Leveraged Leases" in Item 8 of the Form 10-K for additional information regarding the leveraged lease agreements of a subsidiary of Southern Company Holdings Inc. (Southern Holdings) and concerns about the financial and operational performance of one of the lessees and the associated generation assets.
The ability of the lessees to make required payments to the Southern Holdings subsidiary is dependent on the operational performance of the assets. As a result of operational improvements in the first half of 2018, the June 2018 lease payment was paid in full and the December 2018 lease payment is currently expected to be paid in full. However, operational issues and the resulting cash liquidity challenges persist and significant concerns continue regarding the lessee's ability to make the remaining semi-annual lease payments. These operational challenges may also impact the expected residual value of the assets at the end of the lease term in 2047. If any future lease payment is not paid in full, the Southern Holdings subsidiary may be unable to make its corresponding payment to the holders of the underlying non-recourse debt related to the generation assets. Failure to make the required payment to the debtholders would represent an event of default that would give the debtholders the right to foreclose on, and take ownership of, the generation assets from the Southern Holdings subsidiary, in effect terminating the lease and resulting in the write-off of the related lease receivable, which would result in a reduction in net income of approximately $86 million after tax based on the lease receivable balance as of September 30, 2018. Southern Company has evaluated the recoverability of the lease receivable and the expected residual value of the generation assets at the end of the lease under various scenarios and has concluded that its investment in the leveraged lease is not impaired as of September 30, 2018. Southern Company will continue to monitor the operational performance of the underlying assets and evaluate the ability of the lessee to continue to make the required lease payments. The ultimate outcome of this matter cannot be determined at this time.
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
Estimated Cost, Schedule, and Rate Recovery for the Construction of Plant Vogtle Units 3 and 4
In December 2016, the Georgia PSC approved the Vogtle Cost Settlement Agreement, which resolved certain prudency matters in connection with Georgia Power's fifteenth VCM report. In December 2017, the Georgia PSC approved Georgia Power's seventeenth VCM report, which included a recommendation to continue construction of Plant Vogtle Units 3 and 4, with Southern Nuclear serving as project manager and Bechtel serving as the primary construction contractor, as well as a modification of the Vogtle Cost Settlement Agreement. The Georgia PSC's related order stated that under the modified Vogtle Cost Settlement Agreement, (i) none of the $3.3 billion of costs incurred through December 31, 2015 should be disallowed as imprudent; (ii) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs; (iii) Georgia Power would have the burden of proof to show that any capital costs above $5.68 billion were prudent; (iv) Georgia Power's total project capital cost forecast of $7.3 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and approximately $188 million in related Customer Refunds) was found reasonable and did not represent a cost cap; and (v) prudence decisions would be made subsequent to achieving fuel load for Unit 4.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In its order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
In the second quarter 2018, Georgia Power revised its base cost forecast and estimated contingency to complete construction and start-up of Plant Vogtle Units 3 and 4 to $8.0 billion and $0.4 billion, respectively, for a total project capital cost forecast of $8.4 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and approximately $188 million in related Customer Refunds). Although Georgia Power believes these incremental costs are reasonable and necessary to complete the project and the Georgia PSC has stated the $7.3 billion estimate included in the seventeenth VCM proceeding does not represent a cost cap, Georgia Power did not seek rate recovery for the $0.7 billion increase in costs included in the revised base capital cost forecast in the nineteenth VCM report filed with the Georgia PSC on August 31, 2018. In connection with future VCM filings, Georgia Power may request the Georgia PSC to evaluate costs included in the revised construction contingency estimate for rate recovery as and when they are appropriately included in the base capital cost forecast. After considering the significant level of uncertainty that exists regarding the future recoverability of costs included in the construction contingency estimate since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in these future regulatory proceedings, Georgia Power recorded a total pre-tax charge to income of $1.1 billion ($0.8 billion after tax) in the second quarter 2018.
Georgia Power's revised cost estimate reflects an expected in-service date of November 2021 for Unit 3 and November 2022 for Unit 4.
As construction continues, challenges with management of contractors, subcontractors, and vendors; labor productivity, availability, and/or cost escalation; procurement, fabrication, delivery, assembly, and/or installation, including any required engineering changes, of plant systems, structures, and components (some of which are based on new technology that only recently began initial operation in the global nuclear industry at this scale); or other issues could arise and change the projected schedule and estimated cost. Monthly construction production targets required to maintain the current project schedule continue to increase significantly through the remainder of 2018 and into 2019. To meet these increasing monthly targets, existing craft construction productivity must improve and additional craft laborers must be retained and deployed.
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the NRC. Various design and other licensing-based compliance matters, including the timely resolution of ITAAC and the related approvals by the NRC, may arise, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.
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
Recently Issued Accounting Standards
See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Recently Issued Accounting Standards" of Southern Company in Item 7 of the Form 10-K for additional information regarding ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). See Note (A) to the Condensed Financial Statements herein for information regarding Southern Company's recently adopted accounting standards.
In 2016, the FASB issued ASU No. 2016-02, which requires lessees to recognize on the balance sheet a lease liability and a right-of-use asset for all leases. ASU 2016-02 also changes the recognition, measurement, and presentation of expense associated with leases and provides clarification regarding the identification of certain components of contracts that would represent a lease. The accounting required by lessors is relatively unchanged and there is no change to the accounting for existing leveraged leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and Southern Company will adopt the new standard effective January 1, 2019.
Southern Company has elected the transition methodology provided by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, whereby it will apply the requirements of ASU 2016-02 on a prospective basis as of the adoption date of January 1, 2019, without restating prior periods. Southern Company expects to elect the package of practical expedients provided by ASU 2016-02 that allows prior determinations of whether existing contracts are, or contain, leases and the classification of existing leases to continue without reassessment. Additionally, Southern Company expects to apply the use-of-hindsight practical expedient in determining lease terms as of the date of adoption and to elect the practical expedient that allows existing land easements not previously accounted for as leases not to be reassessed. Southern Company also expects to make accounting policy elections to account for short-term leases in all asset classes as off-balance sheet leases and to combine lease and non-lease components in the computations of lease obligations and right-of-use assets for most asset classes.
The Southern Company system is continuing to complete the implementation of an information technology system to track and account for its leases and of changes to its internal controls and accounting policies to support the accounting for leases under ASU 2016-02. The Southern Company system has substantially completed its lease inventory and determined its most significant leases involve PPAs, real estate, and communication towers where certain of Southern Company's subsidiaries are the lessee and PPAs where certain of Southern Company's subsidiaries are the lessor. While Southern Company has not yet determined the ultimate impact, adoption of ASU 2016-02 is expected to result in recording lease liabilities and right-of-use assets on Southern Company's balance sheet each totaling approximately $2.1 billion, with no material impact on Southern Company's statement of income.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Southern Company in Item 7 of the Form 10-K for additional information. Southern Company's financial condition remained stable at September 30, 2018. Southern Company intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $5.6 billion for the first nine months of 2018, an increase of $0.3 billion from the corresponding period in 2017. The increase in net cash provided from operating activities was primarily due to increased fuel cost recovery and the timing of vendor payments. Net cash used for investing activities totaled $3.5 billion for the first nine months of 2018 primarily due to the traditional electric operating companies' installation of equipment to comply with environmental standards and construction of electric

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

generation, transmission, and distribution facilities and capital expenditures for Southern Company Gas' infrastructure replacement programs, partially offset by proceeds from the Southern Company Gas Dispositions. Net cash used for financing activities totaled $2.3 billion for the first nine months of 2018 primarily due to net redemptions and repurchases of long-term debt, common stock dividend payments, and a decrease in commercial paper borrowings, partially offset by net issuances of short-term bank debt, proceeds from Southern Power's sale of a 33% equity interest in a limited partnership indirectly owning substantially all of its solar facilities, and the issuance of common stock. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2018 include the reclassification of $5.1 billion and $3.2 billion in total assets and liabilities held for sale, respectively, primarily associated with Gulf Power, as well as decreases of $2.8 billion and $0.4 billion in total assets and liabilities, respectively, associated with the Southern Company Gas Dispositions. See Note (J) to the Condensed Financial Statements under "Assets Held for Sale" and "Southern Company Gas" herein for additional information. After adjusting for these changes, other significant balance sheet changes include an increase of $4.0 billion in total property, plant, and equipment primarily related to the traditional electric operating companies' installation of equipment to comply with environmental standards and construction of electric generation, transmission, and distribution facilities, as well as an increase in AROs at Alabama Power, partially offset by the second quarter 2018 charge related to the construction of Plant Vogtle Units 3 and 4; a decrease of $2.6 billion in long-term debt (including amounts due within one year) resulting from the repayment of long-term debt; an increase of $1.8 billion in noncontrolling interests primarily related to Southern Power's sale of a 33% equity interest in a limited partnership indirectly owning substantially all of its solar facilities; and an increase of $1.5 billion in ARO liabilities primarily related to revised estimates for ash pond closure costs at Alabama Power to comply with the CCR Rule. See Notes (A), (B), (F), and (J) to the Condensed Financial Statements under "Asset Retirement Obligations," "Nuclear Construction," "Financing Activities," and "Southern Power – Sale of Solar Facility Interests," respectively, herein for additional information.
At the end of the third quarter 2018, the market price of Southern Company's common stock was $43.60 per share (based on the closing price as reported on the New York Stock Exchange) and the book value was $24.18 per share, representing a market-to-book ratio of 180%, compared to $48.09, $23.99, and 201%, respectively, at the end of 2017. Southern Company's common stock dividend for the third quarter 2018 was $0.60 per share compared to $0.58 per share in the third quarter 2017.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Company in Item 7 of the Form 10-K for a description of Southern Company's capital requirements and contractual obligations. Subsequent to September 30, 2018, Mississippi Power completed the redemption of $30 million aggregate principal amount of its Series G 5.40% Senior Notes due July 1, 2035 and $125 million aggregate principal amount of its Series 2009A 5.55% Senior Notes due March 1, 2019, Alabama Power purchased and held $120 million of pollution control revenue bonds, and Southern Company Gas Capital repaid at maturity $155 million aggregate principal amount of 3.50% Series B Senior Notes. An additional $2.6 billion will be required through September 30, 2019 to fund maturities of long-term debt. See "Sources of Capital" herein for additional information.
The Southern Company system's construction program is currently estimated to total approximately $8.8 billion for 2018, $8.2 billion for 2019, $7.2 billion for 2020, $7.0 billion for 2021, and $6.7 billion for 2022. These amounts include expenditures of approximately $1.4 billion, $1.4 billion, $0.9 billion, $1.0 billion, and $0.6 billion for the construction of Plant Vogtle Units 3 and 4 in 2018, 2019, 2020, 2021, and 2022, respectively, and an average of approximately $0.5 billion per year for 2018 through 2022 for Southern Power's planned expenditures for plant acquisitions and placeholder growth, as revised subsequent to Tax Reform Legislation. These amounts also include capital expenditures related to contractual purchase commitments for nuclear fuel, capital expenditures covered under LTSAs, and costs, which are immaterial to Southern Company, relating to assets divested during 2018 and held for sale at September 30, 2018. Estimated capital expenditures to comply with environmental laws and

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

regulations included in these amounts are $1.1 billion, $0.3 billion, $0.4 billion, $0.5 billion, and $0.5 billion for 2018, 2019, 2020, 2021, and 2022, respectively. These estimated expenditures do not include any potential compliance costs associated with pending regulation of CO2 emissions from fossil fuel-fired electric generating units.
The traditional electric operating companies also anticipate costs associated with closure and monitoring of ash ponds in accordance with the CCR Rule, which are reflected in Southern Company's ARO liabilities. These costs, which are expected to change as the Southern Company system continues to refine its assumptions underlying the cost estimates and evaluate the method and timing of compliance activities, are currently estimated to be approximately $0.3 billion, $0.4 billion, $0.5 billion, $0.6 billion, and $0.5 billion for 2018, 2019, 2020, 2021, and 2022, respectively. For information regarding expected changes to these cost estimates during the fourth quarter 2018, see FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" and Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein. Also see Note 1 to the financial statements of Southern Company under "Asset Retirement Obligations and Other Costs of Removal" in Item 8 of the Form 10-K for additional information on AROs.
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
The construction program also includes Plant Vogtle Units 3 and 4, which includes components based on new technology that only recently began initial operation in the global nuclear industry at scale and which may be subject to additional revised cost estimates during construction. The ability to control costs and avoid cost and schedule overruns during the development, construction, and operation of new facilities is subject to a number of factors, including, but not limited to, changes in labor costs, availability, and productivity, challenges with management of contractors, subcontractors, or vendors, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction, operating, or other agreements, operational readiness, including specialized operator training and required site safety programs, unforeseen engineering or design problems, start-up activities (including major equipment failure and system integration), and/or operational performance. See Note 3 to the financial statements of Southern Company under "Nuclear Construction" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for information regarding Plant Vogtle Units 3 and 4 and additional factors that may impact construction expenditures.
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
In addition, in 2014, Georgia Power entered into the Loan Guarantee Agreement with the DOE, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4. Under the Loan Guarantee Agreement, the DOE agreed to guarantee borrowings of up to $3.46 billion (not to exceed 70% of Eligible Project Costs) to be made by Georgia Power under a multi-advance credit facility (FFB Credit Facility) among Georgia Power, the DOE, and the FFB. As of September 30, 2018, Georgia Power had borrowed $2.6 billion under the FFB Credit Facility. In July 2017, Georgia Power entered into an amendment to the Loan Guarantee Agreement, which provides that further advances are conditioned upon the DOE's approval of any agreements entered into in replacement of the Vogtle 3 and 4 Agreement and satisfaction of certain other conditions.
In September 2017, the DOE issued a conditional commitment to Georgia Power for up to approximately $1.67 billion of additional guaranteed loans under the Loan Guarantee Agreement. This conditional commitment expires on March 31, 2019, subject to any further extension approved by the DOE. Final approval and issuance of these additional loan guarantees by the DOE cannot be assured and are subject to the negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions. See Note 6 to the financial statements of Southern Company under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information regarding the Loan Guarantee Agreement, including applicable covenants, events of default, mandatory prepayment events (including any decision not to continue construction of Plant Vogtle Units 3 and 4), and additional conditions to borrowing. Also see Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
Southern Company's current liabilities frequently exceed current assets because of scheduled maturities of long-term debt and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. As of September 30, 2018, Southern Company's current liabilities exceeded current assets by $3.6 billion due to long-term debt that is due within one year of $3.0 billion (including approximately $1.3 billion at the parent company, $0.3 billion at Alabama Power, $0.5 billion at Georgia Power, $0.2 billion at Mississippi Power, and $0.5 billion at Southern Company Gas) and notes payable of $2.6 billion (including approximately $2.0 billion at the parent company, $0.1 billion at Georgia Power, $0.1 billion at Gulf Power, $0.2 billion at Southern Power, and $0.1 billion at Southern Company Gas). To meet short-term cash needs and contingencies, the Southern Company system has substantial cash flow from operating activities and access to capital markets and financial institutions. Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas intend to utilize operating cash flows, as well as commercial paper, lines of credit, bank notes, and securities issuances, as market conditions permit, as well as, under certain circumstances for the traditional electric operating companies, Southern Power, and Southern Company Gas, equity contributions and/or loans from Southern Company to meet their short-term capital needs.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2018, Southern Company and its subsidiaries had approximately $1.8 billion of cash and cash equivalents. Committed credit arrangements with banks at September 30, 2018 were as follows:

	Expires						Executable Term Loans	Expires Within One Year
Company	2018	2019	2020	2022	Total	Unused	One Year	Term Out	No Term Out
	(in millions)
Southern Company(a)	$—	$—	$—	$2,000	$2,000	$1,999	$—	$—	$—
Alabama Power	—	33	500	800	1,333	1,333	—	—	33
Georgia Power	—	—	—	1,750	1,750	1,736	—	—	—
Gulf Power	20	25	235	—	280	280	45	45	—
Mississippi Power	—	100	—	—	100	100	—	—	—
Southern Power Company(b)	—	—	—	750	750	728	—	—	—
Southern Company Gas(c)	—	—	—	1,900	1,900	1,895	—	—	—
Other	—	30	—	—	30	30	—	—	30
Southern Company Consolidated	$20	$188	$735	$7,200	$8,143	$8,101	$45	$45	$63

(a)	Represents the Southern Company parent entity.

(b)	Does not include Southern Power Company's $120 million continuing letter of credit facility for standby letters of credit expiring in 2019, of which $22 million remains unused at September 30, 2018.

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
Most of these bank credit arrangements, as well as the term loan arrangements of Southern Company, Alabama Power, and Southern Power Company contain covenants that limit debt levels and contain cross-acceleration or cross-default provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. Such cross-default provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness or guarantee obligations over a specified threshold. Such cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. At September 30, 2018, Southern Company, the traditional electric operating companies, Southern Power Company, Southern Company Gas, and Nicor Gas were in compliance with all such covenants. All but $40 million of the bank credit arrangements do not contain material adverse change clauses at the time of borrowings.
Subject to applicable market conditions, Southern Company and its subsidiaries expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, Southern Company and its subsidiaries may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of Southern Company, the traditional electric operating companies, Southern Power Company, Southern Company Gas, and Nicor Gas. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support as of September 30, 2018 was approximately $1.5 billion. In addition, at September 30, 2018, the traditional electric operating companies had approximately $573 million of revenue bonds outstanding that were required to be remarketed within the next 12 months. Subsequent to September 30, 2018, Alabama Power purchased and held approximately $120 million of its outstanding pollution control revenue bonds required to be remarketed.

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
Details of short-term borrowings were as follows:

	Short-term Debt at September 30, 2018		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$611	2.5%	$1,323	2.4%	$3,008
Short-term bank debt	1,953	2.9%	1,790	3.0%	2,003
Total	$2,564	2.8%	$3,113	2.7%

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2018.
Southern Company believes the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, bank term loans, and operating cash flows.
Credit Rating Risk
At September 30, 2018, Southern Company and its subsidiaries did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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
The maximum potential collateral requirements under these contracts at September 30, 2018 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and/or Baa2	$38
At BBB- and/or Baa3	$578
At BB+ and/or Ba1(*)	$2,120

(*)	Any additional credit rating downgrades at or below BB- and/or Ba3 could increase collateral requirements up to an additional $38 million.
Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, a credit rating downgrade could impact the ability of Southern Company and its subsidiaries to access capital markets, and would be likely to impact the cost at which they do so.
On February 26, 2018, Moody's revised its rating outlook for Mississippi Power from stable to positive. On August 8, 2018, Moody's upgraded Mississippi Power's senior unsecured rating to Baa3 from Ba1 and maintained the positive rating outlook.
On February 28, 2018, Fitch removed Mississippi Power from rating watch negative and revised its rating outlook from stable to positive.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Also on February 28, 2018, Fitch downgraded the senior unsecured long-term debt rating of Southern Company to BBB+ from A- with a stable outlook and of Georgia Power to A from A+ with a negative outlook. On August 9, 2018, Fitch downgraded the senior unsecured long-term debt rating of Georgia Power to A- from A.
On March 14, 2018, S&P upgraded the senior unsecured long-term debt rating of Mississippi Power to A- from BBB+. The outlook remained negative.
On May 21, 2018, S&P revised its rating outlook for Gulf Power from negative to stable.
On August 8, 2018, Moody's downgraded the senior unsecured debt rating of Georgia Power to Baa1 from A3.
On September 28, 2018, Moody's revised its rating outlooks for Southern Company, Alabama Power, and Georgia Power from negative to stable.
Also on September 28, 2018, Fitch assigned a negative rating outlook to the ratings of Southern Company and its subsidiaries (excluding Gulf Power and Mississippi Power).
As a result of the Tax Reform Legislation, certain financial metrics, such as the funds from operations to debt percentage, used by the credit rating agencies to assess Southern Company and its subsidiaries may be negatively impacted. Southern Company and most of its regulated subsidiaries have taken actions to mitigate the resulting impacts, which, among other alternatives, include adjusting capital structure. Absent actions by Southern Company and its subsidiaries that fully mitigate the impacts, the credit ratings of Southern Company and certain of its subsidiaries could be negatively affected. See Note 3 to the financial statements of Southern Company in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information related to state PSC or other regulatory agency actions related to the Tax Reform Legislation, including approvals of capital structure adjustments for Alabama Power, Georgia Power, Gulf Power, and Atlanta Gas Light by their respective state PSCs, which are expected to help mitigate the potential adverse impacts to certain of their credit metrics.
Financing Activities
During the first nine months of 2018, Southern Company issued approximately 9.2 million shares of common stock primarily through employee equity compensation plans and received proceeds of approximately $338 million.
In addition, during the third quarter 2018, Southern Company issued a total of approximately 12.1 million shares of common stock through at-the-market issuances pursuant to sales agency agreements related to Southern Company's continuous equity offering program and received cash proceeds of approximately $540 million, net of approximately $5 million in commissions. Subsequent to September 30, 2018, Southern Company issued an additional approximately 2.5 million shares of common stock through at-the-market issuances and received cash proceeds of approximately $107 million, net of approximately $1 million in commissions.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table outlines the long-term debt financing activities for Southern Company and its subsidiaries for the first nine months of 2018:

Company	Senior Note Issuances	Senior Note Maturities, Redemptions, and Repurchases	Revenue Bond Maturities, Redemptions, and Repurchases	Other Long-Term Debt Issuances	Other Long-Term Debt Redemptions and Maturities(a)
	(in millions)
Southern Company(b)	$750	$1,000	$—	$—	$—
Alabama Power	500	—	—	—	—
Georgia Power	—	1,000	469	—	107
Mississippi Power	600	—	43	—	900
Southern Power	—	350	—	—	420
Southern Company Gas	—	—	200	100	—
Other	—	—	—	—	10
Elimination(c)	—	—	—	—	(1)
Southern Company Consolidated	$1,850	$2,350	$712	$100	$1,436

(a)	Includes reductions in capital lease obligations resulting from cash payments under capital leases.

(b)	Represents the Southern Company parent entity.

(c)	Represents reductions in affiliate capital lease obligations at Georgia Power, which are eliminated in Southern Company's Consolidated Financial Statements.
Except as otherwise described herein, Southern Company and its subsidiaries used the proceeds of debt issuances for their redemptions and maturities shown in the table above, to repay short-term indebtedness, and for general corporate purposes, including working capital. The subsidiaries also used the proceeds for their construction programs.
In March 2018, Southern Company entered into a $900 million short-term floating rate bank loan bearing interest based on one-month LIBOR, which was repaid in August 2018.
In April 2018, Southern Company borrowed $250 million pursuant to a short-term uncommitted bank credit arrangement, bearing interest at a rate agreed upon by Southern Company and the bank from time to time and payable on no less than 30 days' demand by the bank.
In June 2018, Southern Company repaid at maturity two $100 million short-term floating rate bank term loans.
In August 2018, Southern Company issued $750 million aggregate principal amount of Series 2018A Floating Rate Senior Notes due February 14, 2020 bearing interest based on three-month LIBOR, entered into a $1.5 billion short-term floating rate bank loan bearing interest based on one-month LIBOR, and repaid $250 million borrowed in August 2017 pursuant to a short-term uncommitted bank credit arrangement.
In the third quarter 2018, Southern Company repaid at maturity $500 million aggregate principal amount of 1.55% Senior Notes and $500 million aggregate principal amount of Series 2013A 2.45% Senior Notes.
Subsequent to September 30, 2018, Alabama Power purchased and held $120 million aggregate principal amount of The Industrial Development Board of the City of Mobile, Alabama Pollution Control Revenue Bonds (Alabama Power Company Plant Barry Project), Series 2008. These bonds may be remarketed to the public in the future.
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
In March 2018, Mississippi Power entered into a $300 million short-term floating rate bank loan bearing interest based on one-month LIBOR, of which $200 million was repaid in the second quarter 2018 and $100 million was repaid in the third quarter 2018. The proceeds of this loan, together with the proceeds of Mississippi Power's $600 million senior notes issuances, were used to repay Mississippi Power's $900 million unsecured floating rate term loan.
Subsequent to September 30, 2018, Mississippi Power completed the redemption of all 334,210 outstanding shares of its preferred stock (as well as related depositary shares), with an aggregate par value of approximately $33.4 million; all $30 million aggregate principal amount outstanding of its Series G 5.40% Senior Notes due July 1, 2035; and all $125 million aggregate principal amount outstanding of its Series 2009A 5.55% Senior Notes due March 1, 2019.
In May 2018, Southern Power entered into two short-term floating rate bank loans, each for an aggregate principal amount of $100 million, which bear interest based on one-month LIBOR.
During the nine months ended September 30, 2018, Southern Power received approximately $148 million of third-party tax equity related to certain of its renewable facilities. See Note (J) to the Condensed Financial Statements under "Southern Power" herein for additional information.
Prior to its sale, in the second quarter 2018, Pivotal Utility Holdings caused $200 million aggregate principal amount of gas facility revenue bonds to be redeemed.
In May 2018, Southern Company Gas Capital borrowed $95 million pursuant to a short-term uncommitted bank credit arrangement, guaranteed by Southern Company Gas, bearing interest at a rate agreed upon by Southern Company Gas Capital and the bank from time to time and payable on no less than 30 days' demand by the bank. The proceeds of the loan were used to repay short-term debt. In July 2018, Southern Company Gas Capital repaid this loan.
In July 2018, Nicor Gas agreed to issue $300 million aggregate principal amount of first mortgage bonds in a private placement, $100 million of which was issued in August 2018 and $200 million of which was issued in November 2018.
Subsequent to September 30, 2018, Southern Company Gas Capital repaid at maturity $155 million aggregate principal amount of 3.50% Series B Senior Notes.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Company and its subsidiaries plan to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

PART I
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the nine months ended September 30, 2018, there were no material changes to Southern Company's, Alabama Power's, Georgia Power's, Gulf Power's, Mississippi Power's, and Southern Power's disclosures about market risk. For additional market risk disclosures relating to Southern Company Gas, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of Southern Company Gas herein. For an in-depth discussion of each registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of each registrant in Item 7 of the Form 10-K and Note 1 to the financial statements of each registrant under "Financial Instruments," Note 11 to the financial statements of Southern Company, Alabama Power, and Georgia Power, Note 10 to the financial statements of Gulf Power, Mississippi Power, and Southern Company Gas, and Note 9 to the financial statements of Southern Power in Item 8 of the Form 10-K. Also see Note (D) and Note (I) to the Condensed Financial Statements herein for information relating to derivative instruments.
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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Gulf Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the third quarter 2018 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Gulf Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$1,584	$1,595	$4,208	$4,155
Wholesale revenues, non-affiliates	74	77	213	210
Wholesale revenues, affiliates	14	18	96	83
Other revenues	68	50	199	158
Total operating revenues	1,740	1,740	4,716	4,606
Operating Expenses:
Fuel	356	343	1,028	944
Purchased power, non-affiliates	64	57	176	132
Purchased power, affiliates	69	55	149	117
Other operations and maintenance	401	406	1,191	1,177
Depreciation and amortization	192	185	570	549
Taxes other than income taxes	97	93	289	284
Total operating expenses	1,179	1,139	3,403	3,203
Operating Income	561	601	1,313	1,403
Other Income and (Expense):
Allowance for equity funds used during construction	16	11	43	27
Interest expense, net of amounts capitalized	(82)	(76)	(240)	(229)
Other income (expense), net	9	10	24	35
Total other income and (expense)	(57)	(55)	(173)	(167)
Earnings Before Income Taxes	504	546	1,140	1,236
Income taxes	127	216	272	493
Net Income	377	330	868	743
Dividends on Preferred and Preference Stock	4	5	11	14
Net Income After Dividends on Preferred and Preference Stock	$373	$325	$857	$729

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Net Income	$377	$330	$868	$743
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $-, $1, $1, and $2, respectively	1	1	3	3
Total other comprehensive income (loss)	1	1	3	3
Comprehensive Income	$378	$331	$871	$746
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017
	(in millions)
Operating Activities:
Net income	$868	$743
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	683	666
Deferred income taxes	104	260
Allowance for equity funds used during construction	(43)	(27)
Settlement of asset retirement obligations	(31)	(20)
Other, net	(6)	59
Changes in certain current assets and liabilities —
-Receivables	(207)	(163)
-Prepayments	(26)	(28)
-Materials and supplies	(69)	(29)
-Other current assets	66	33
-Accounts payable	(194)	(125)
-Accrued taxes	225	159
-Accrued compensation	(41)	(48)
-Retail fuel cost over recovery	—	(76)
-Other current liabilities	60	7
Net cash provided from operating activities	1,389	1,411
Investing Activities:
Property additions	(1,529)	(1,211)
Nuclear decommissioning trust fund purchases	(207)	(174)
Nuclear decommissioning trust fund sales	207	174
Cost of removal, net of salvage	(78)	(82)
Change in construction payables	30	105
Other investing activities	(23)	(29)
Net cash used for investing activities	(1,600)	(1,217)
Financing Activities:
Proceeds —
Senior notes	500	550
Capital contributions from parent company	495	337
Preferred stock	—	250
Redemptions —
Senior notes	—	(200)
Pollution control revenue bonds	—	(36)
Payment of common stock dividends	(602)	(536)
Other financing activities	(24)	(26)
Net cash provided from financing activities	369	339
Net Change in Cash, Cash Equivalents, and Restricted Cash	158	533
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	544	420
Cash, Cash Equivalents, and Restricted Cash at End of Period	$702	$953
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $15 and $10 capitalized for 2018 and 2017, respectively)	$220	$217
Income taxes, net	30	146
Noncash transactions — Accrued property additions at end of period	275	189
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2018	At December 31, 2017
	(in millions)
Current Assets:
Cash and cash equivalents	$702	$544
Receivables —
Customer accounts receivable	455	355
Unbilled revenues	159	162
Under recovered regulatory clause revenues	48	—
Affiliated	68	43
Other accounts and notes receivable	54	55
Accumulated provision for uncollectible accounts	(9)	(9)
Fossil fuel stock	117	184
Materials and supplies	536	458
Prepaid expenses	59	85
Other regulatory assets, current	141	124
Other current assets	8	5
Total current assets	2,338	2,006
Property, Plant, and Equipment:
In service	29,568	27,326
Less: Accumulated provision for depreciation	9,932	9,563
Plant in service, net of depreciation	19,636	17,763
Nuclear fuel, at amortized cost	316	339
Construction work in progress	1,457	908
Total property, plant, and equipment	21,409	19,010
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	63	67
Nuclear decommissioning trusts, at fair value	938	903
Miscellaneous property and investments	127	124
Total other property and investments	1,128	1,094
Deferred Charges and Other Assets:
Deferred charges related to income taxes	236	239
Deferred under recovered regulatory clause revenues	88	54
Other regulatory assets, deferred	1,209	1,272
Other deferred charges and assets	202	189
Total deferred charges and other assets	1,735	1,754
Total Assets	$26,610	$23,864
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2018	At December 31, 2017
	(in millions)
Current Liabilities:
Securities due within one year	$321	$—
Accounts payable —
Affiliated	341	327
Other	425	585
Customer deposits	96	92
Accrued taxes —
Accrued income taxes	97	9
Other accrued taxes	132	45
Accrued interest	81	77
Accrued compensation	169	205
Asset retirement obligations, current	111	7
Other regulatory liabilities, current	57	1
Other current liabilities	46	52
Total current liabilities	1,876	1,400
Long-term Debt	7,803	7,628
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,882	2,760
Deferred credits related to income taxes	2,051	2,082
Accumulated deferred ITCs	107	112
Employee benefit obligations	283	304
Asset retirement obligations	3,090	1,702
Other cost of removal obligations	542	609
Other regulatory liabilities, deferred	52	84
Other deferred credits and liabilities	48	63
Total deferred credits and other liabilities	9,055	7,716
Total Liabilities	18,734	16,744
Redeemable Preferred Stock	291	291
Common Stockholder's Equity:
Common stock, par value $40 per share —
Authorized — 40,000,000 shares
Outstanding — 30,537,500 shares	1,222	1,222
Paid-in capital	3,490	2,986
Retained earnings	2,902	2,647
Accumulated other comprehensive loss	(29)	(26)
Total common stockholder's equity	7,585	6,829
Total Liabilities and Stockholder's Equity	$26,610	$23,864
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2018 vs. THIRD QUARTER 2017
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$48	14.8	$128	17.6
Alabama Power's net income after dividends on preferred and preference stock for the third quarter 2018 was $373 million compared to $325 million for the corresponding period in 2017. Alabama Power's net income after dividends on preferred and preference stock for year-to-date 2018 was $857 million compared to $729 million for the corresponding period in 2017. These increases were primarily related to an increase in retail revenues associated with colder weather in the first quarter 2018 and warmer weather in the second and third quarters 2018 in Alabama Power's service territory compared to the corresponding periods in 2017 and a decrease in income tax expense, partially offset by customer bill credits related to the Tax Reform Legislation. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters" herein and Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters – Rate RSE" in Item 8 of the Form 10-K for additional information.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Retail Revenues

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(11)	(0.7)	$53	1.3
In the third quarter 2018, retail revenues were $1.58 billion compared to $1.60 billion for the corresponding period in 2017. For year-to-date 2018, retail revenues were $4.21 billion compared to $4.16 billion for the corresponding period in 2017.
Details of the changes in retail revenues were as follows:

	Third Quarter 2018		Year-to-Date 2018
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$1,595		$4,155
Estimated change resulting from –
Rates and pricing	(87)	(5.5)	(195)	(4.7)
Sales decline	(2)	(0.1)	(8)	(0.1)
Weather	37	2.3	130	3.1
Fuel and other cost recovery	41	2.6	126	3.0
Retail – current year	$1,584	(0.7)%	$4,208	1.3%
Revenues associated with changes in rates and pricing decreased in the third quarter and year-to-date 2018 when compared to the corresponding periods in 2017 primarily due to customer bill credits related to the Tax Reform Legislation. See Note (B) to the Condensed Financial Statements under "Regulatory Matters – Alabama Power" herein and Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales decreased in the third quarter and year-to-date 2018 when compared to the corresponding periods in 2017. Weather-adjusted commercial KWH sales decreased 1.1% and 1.4% for the third quarter and year-to-date 2018, respectively, and weather-adjusted residential KWH sales decreased 0.3% and 0.5% for the third quarter and year-to-date 2018, respectively, when compared to the corresponding periods in 2017 primarily due to lower customer usage related to energy efficiency. Industrial KWH sales increased 1.3% and 2.4% for the third quarter and year-to-date 2018, respectively, when compared to the corresponding periods in 2017 as a result of an increase in demand resulting from changes in production levels primarily in the primary metals sector, largely due to strong domestic demand for steel and aluminum, and in the pipelines sector, partially offset by a decrease in demand in the paper and chemicals sectors, primarily due to customer maintenance outages and on-site cogeneration.
Revenues resulting from changes in weather increased in the third quarter and year-to-date 2018 due to colder weather in the first quarter 2018 and warmer weather in the second and third quarters 2018 in Alabama Power's service territory compared to the corresponding periods in 2017. For the third quarter 2018, the resulting increases were 3.9% and 2.2% for residential and commercial sales revenues, respectively. For year-to-date 2018, the resulting increases were 5.7% and 2.3% for residential and commercial sales revenues, respectively.
Fuel and other cost recovery revenues increased in the third quarter and year-to-date 2018 when compared to the corresponding periods in 2017 primarily due to increases in KWH generation and the average cost of fuel.
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

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wholesale Revenues – Affiliates

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(4)	(22.2)	$13	15.7
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
For year-to-date 2018, wholesale revenues from sales to affiliates were $96 million compared to $83 million for the corresponding period in 2017. The increase was primarily due to a 12% increase in the price of energy and a 3% increase in KWH sales as a result of increased demand due to colder weather in the first quarter 2018 and warmer weather in the second and third quarters 2018 compared to the corresponding periods in 2017.
Other Revenues

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$18	36.0	$41	25.9
In the third quarter 2018, other revenues were $68 million compared to $50 million for the corresponding period in 2017. For year-to-date 2018, other revenues were $199 million compared to $158 million for the corresponding period in 2017. These increases were primarily due to revenues related to unregulated sales of products and services that were reclassified as other revenues as a result of the adoption of ASC 606, Revenue from Contracts with Customers (ASC 606). In prior periods, these revenues were included in other income (expense), net. See Note (A) to the Condensed Financial Statements herein for additional information regarding Alabama Power's adoption of ASC 606. The year-to-date 2018 increase was partially offset by decreases in open access transmission tariff revenues primarily due to expected declines in customers' needs and a lower rate related to the Tax Reform Legislation.
Fuel and Purchased Power Expenses

	Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$13	3.8	$84	8.9
Purchased power – non-affiliates	7	12.3	44	33.3
Purchased power – affiliates	14	25.5	32	27.4
Total fuel and purchased power expenses	$34		$160
In the third quarter 2018, fuel and purchased power expenses were $489 million compared to $455 million for the corresponding period in 2017. The increase was primarily due to a $23 million increase related to the volume of KWHs generated and purchased and a $16 million increase related to the average cost of fuel, partially offset by a $5 million decrease in the average cost of purchased power.
For year-to-date 2018, fuel and purchased power expenses were $1.35 billion compared to $1.19 billion for the corresponding period in 2017. The increase was primarily due to a $98 million increase related to the volume of KWHs generated and purchased and a $32 million increase related to the average cost of fuel.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition, fuel expense increased $30 million year-to-date 2018 in accordance with an Alabama PSC accounting order authorizing the use of excess deferred income taxes to offset under recovered fuel costs. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Accounting Order" herein for additional information.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Alabama Power's energy cost recovery clause. See Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters – Rate ECR" in Item 8 of the Form 10-K for additional information.
Details of Alabama Power's generation and purchased power were as follows:

	Third Quarter 2018	Third Quarter 2017	Year-to-Date 2018	Year-to-Date 2017
Total generation (in billions of KWHs)	16	16	47	46
Total purchased power (in billions of KWHs)	3	2	6	5
Sources of generation (percent) —
Coal	54	52	52	49
Nuclear	24	24	22	25
Gas	18	19	19	20
Hydro	4	5	7	6
Cost of fuel, generated (in cents per net KWH)(a) —
Coal	2.74	2.61	2.74	2.61
Nuclear	0.78	0.75	0.77	0.75
Gas	2.80	2.72	2.72	2.74
Average cost of fuel, generated (in cents per net KWH)(a)(b)	2.27	2.17	2.27	2.15
Average cost of purchased power (in cents per net KWH)(c)	5.43	5.65	5.59	5.57

(a)
Cost of fuel, generated and average cost of fuel, generated excludes a $30 million adjustment for year-to-date 2018 associated with the Alabama PSC accounting order related to excess deferred income taxes.

(b)	KWHs generated by hydro are excluded from the average cost of fuel, generated.

(c)	Average cost of purchased power includes fuel, energy, and transmission purchased by Alabama Power for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2018, fuel expense was $356 million compared to $343 million for the corresponding period in 2017. The increase was primarily due to a 16.6% decrease in the volume of KWHs generated by hydro facilities due to lower rainfall, a 5.0% increase in the average cost of coal per KWH generated, a 4.0% increase in the average cost of nuclear fuel per KWH generated, and a 3.9% decrease in the volume of KWHs generated by nuclear facilities due to the timing of outages. In addition, the average cost of natural gas per KWH generated, which excludes fuel associated with tolling agreements, increased 2.9% and the volume of KWHs generated by coal increased 2.0%. These increases were partially offset by an 8.4% decrease in the volume of KWHs generated by natural gas.
For year-to-date 2018, fuel expense was $1.03 billion compared to $944 million for the corresponding period in 2017. The increase was primarily due to a 10.8% decrease in the volume of KWHs generated by nuclear facilities due to outages, a 6.9% increase in the volume of KWHs generated by coal, and a 5.0% increase in the average cost of coal per KWH generated. These increases were partially offset by an 11.7% increase in the volume of KWHs generated by hydro facilities due to the timing of rainfall and a 4.1% decrease in the volume of KWHs generated by natural gas.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition, fuel expense increased $30 million year-to-date 2018 in accordance with an Alabama PSC accounting order authorizing the use of excess deferred income taxes to offset under recovered fuel costs. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Accounting Order" herein for additional information.
Purchased Power – Non-Affiliates
In the third quarter 2018, purchased power expense from non-affiliates was $64 million compared to $57 million for the corresponding period in 2017. The increase was primarily related to a 14.8% increase in the amount of energy purchased due to warmer weather in the third quarter 2018 compared to the corresponding period in 2017.
For year-to-date 2018, purchased power expense from non-affiliates was $176 million compared to $132 million for the corresponding period in 2017. The increase was primarily related to a 24.3% increase in the amount of energy purchased and a 6.7% increase in the average cost of purchased power per KWH due to colder weather in the first quarter 2018 and warmer weather in the second and third quarters 2018 compared to the corresponding periods in 2017.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the third quarter 2018, purchased power expense from affiliates was $69 million compared to $55 million for the corresponding period in 2017. The increase was primarily related to a 28% increase in the amount of energy purchased due to warmer weather in the third quarter 2018 compared to the corresponding period in 2017.
For year-to-date 2018, purchased power expense from affiliates was $149 million compared to $117 million for the corresponding period in 2017. The increase was primarily related to a 35% increase in the amount of energy purchased as a result of colder weather in the first quarter 2018 and warmer weather in the second and third quarters 2018 compared to the corresponding periods in 2017.
Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(5)	(1.2)	$14	1.2
For year-to-date 2018, other operations and maintenance expenses were $1.19 billion compared to $1.18 billion for the corresponding period in 2017. The increase was primarily due to $33 million of expenses from unregulated sales of products and services that were reclassified as other operations and maintenance expenses as a result of the adoption of ASC 606. In prior periods, these expenses were included in other income (expense), net. In addition, distribution costs increased $29 million primarily due to additional line maintenance. These increases were partially offset by a $23 million decrease in steam generation costs primarily due to the timing of outages, an $8 million decrease in employee benefits as a result of amounts capitalized in connection with an increase in construction projects, a $7 million decrease in nuclear generation costs primarily due to the timing of plant improvement projects, and a $6 million decrease in property insurance primarily due to the receipt of refunds.
See Note (A) to the Condensed Financial Statements herein for additional information regarding Alabama Power's adoption of ASC 606.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and Amortization

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$7	3.8	$21	3.8
In the third quarter 2018, depreciation and amortization was $192 million compared to $185 million for the corresponding period in 2017. For year-to-date 2018, depreciation and amortization was $570 million compared to $549 million for the corresponding period in 2017. These increases were primarily due to additional plant in service related to steam generation, transmission, and distribution assets. See Note 1 to the financial statements of Alabama Power under "Depreciation and Amortization" in Item 8 of the Form 10-K for additional information.
Allowance for Equity Funds Used During Construction

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$5	45.5	$16	59.3
In the third quarter 2018, AFUDC equity was $16 million compared to $11 million for the corresponding period in 2017. For year-to-date 2018, AFUDC equity was $43 million compared to $27 million for the corresponding period in 2017. These increases were primarily due to an increase in capital expenditures related to environmental and transmission projects.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$6	7.9	$11	4.8
In the third quarter 2018, interest expense, net of amounts capitalized was $82 million compared to $76 million for the corresponding period in 2017. For year-to-date 2018, interest expense, net of amounts capitalized was $240 million compared to $229 million for the corresponding period in 2017. These increases were primarily due to an increase in the average debt outstanding and higher interest rates, partially offset by an increase in the amounts capitalized.
Other Income (Expense), Net

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(1)	(10.0)	$(11)	(31.4)
For year-to-date 2018, other income (expense), net was $24 million compared to $35 million for the corresponding period in 2017. This decrease was primarily due to the reclassification of revenues and expenses associated with unregulated sales of products and services to other revenues and operations and maintenance expense, respectively, as a result of the adoption of ASC 606. See Note (A) to the Condensed Financial Statements herein for additional information regarding Alabama Power's adoption of ASC 606.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(89)	(41.2)	$(221)	(44.8)
In the third quarter 2018, income taxes were $127 million compared to $216 million for the corresponding period in 2017. For year-to-date 2018, income taxes were $272 million compared to $493 million for the corresponding period in 2017. These decreases were primarily due to the reduction in the federal income tax rate and the benefit from the flowback of excess deferred income taxes as a result of the Tax Reform Legislation and lower pre-tax earnings. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Accounting Order" and Note (H) to the Condensed Financial Statements under "Effective Tax Rate" herein for additional information.
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
Environmental Matters
Alabama Power's operations are regulated by state and federal environmental agencies through a variety of laws and regulations governing air, water, land, and protection of other natural resources. Alabama Power maintains comprehensive environmental compliance and GHG strategies to assess upcoming requirements and compliance costs associated with these environmental laws and regulations. The costs, including capital expenditures, operations and maintenance costs, and costs reflected in ARO liabilities, required to comply with environmental laws and regulations and to achieve stated goals may impact future unit retirement and replacement decisions, results of operations, cash flows, and financial condition. Related costs may result from the installation of additional environmental controls, closure and monitoring of CCR facilities, unit retirements, and adding or changing fuel sources for certain existing units, as well as related upgrades to the transmission system. A major portion of these costs are expected to be recovered through existing ratemaking provisions. The ultimate impact of environmental laws and regulations and the GHG goals discussed below will depend on various factors, such as state adoption and implementation of requirements, the availability and cost of any deployed technology, and the outcome of pending and/or future legal challenges.
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
The EPA published certain amendments to the CCR Rule, which became effective August 29, 2018. These amendments extend the date from April 2019 to October 31, 2020 to cease sending CCR and other waste streams to impoundments that demonstrate compliance with all except two specified criteria. These amendments also establish groundwater protection standards for four constituents that do not have established EPA maximum contaminant levels and allow a participating state director or the EPA (where the EPA is the permitting authority) to suspend groundwater monitoring requirements under certain circumstances. Specific site impacts are being evaluated by Alabama Power.
On October 15, 2018, the U.S. Court of Appeals for the District of Columbia Circuit issued a mandate that broadens the CCR Rule to regulate previously-excluded inactive surface impoundments (legacy units) located at retired generation facilities and challenges both the ability of unlined impoundments to continue operating and the classification of clay lined units. It is anticipated that the EPA will issue a series of rulemakings to address this court action. Alabama Power is evaluating the extent of potential impacts on legacy units. The ultimate impact of these changes will not be known until the EPA rulemaking and any legal challenges are finalized.
On April 20, 2018, the Alabama Environmental Management Commission approved a state CCR rule that has been provided to the EPA for a six-month review period. This state CCR rule is generally consistent with the federal CCR Rule. The ultimate outcome of this matter cannot be determined at this time.
In June 2018, Alabama Power recorded an increase of approximately $1.2 billion to its AROs related to the CCR Rule. The revised cost estimates were based on information from feasibility studies performed on ash ponds in use at plants operated by Alabama Power. During the second quarter 2018, Alabama Power's management completed its analysis of these studies which indicated that additional closure costs, primarily related to increases in estimated ash volume, water management requirements, and design revisions, will be required to close these ash ponds under the planned closure-in-place methodology. As further analysis is performed and closure details are developed with respect to ash pond closures, Alabama Power expects to periodically update these cost estimates. As the level of work becomes more defined in the next 12 months, it is likely that these cost estimates will change and the change could be material. See Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein for additional information.

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
On August 31, 2018, the EPA published a proposed Clean Power Plan replacement rule known as the Affordable Clean Energy rule (ACE Rule), which would require states to develop unit-specific emission rate standards based on heat-rate efficiency improvements for existing fossil fuel-fired steam units. As proposed, combustion turbines, including natural gas combined cycles, are not affected sources. As of September 30, 2018, Alabama Power has ownership interests in 20 fossil fuel-fired steam units to which the proposed ACE Rule is applicable. The ultimate impact of this rule to Alabama Power is currently unknown and will depend on changes between the proposal and the final rule, subsequent state plan developments and requirements, and any associated legal proceedings.
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
On May 4, 2018, the FERC issued an order terminating both proceedings, finding that the traditional electric operating companies (including Alabama Power) and Southern Power satisfy the FERC's standards for market-based rates. On May 9, 2018, the traditional electric operating companies (including Alabama Power) and Southern Power made the compliance filing required by the order. These proceedings are concluded.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Open Access Transmission Tariff
On May 10, 2018, the Alabama Municipal Electric Authority and Cooperative Energy filed with the FERC a complaint against SCS and the traditional electric operating companies (including Alabama Power) claiming that the current 11.25% base ROE used in calculating the annual transmission revenue requirements of the traditional electric operating companies' (including Alabama Power's) open access transmission tariff is unjust and unreasonable as measured by the applicable FERC standards. The complaint requests that the base ROE be set no higher than 8.65% and that the FERC order refunds for the difference in revenue requirements that results from applying a just and reasonable ROE established in this proceeding upon determining the current ROE is unjust and unreasonable. On June 18, 2018, SCS and the traditional electric operating companies (including Alabama Power) filed their response challenging the adequacy of the showing presented by the complainants and offering support for the current ROE. On September 6, 2018, the FERC issued an order establishing a refund effective date of May 10, 2018 in the event a refund is due and initiating an investigation and settlement procedures regarding the current base ROE. Through September 30, 2018, the estimated maximum potential refund is not expected to be material to Alabama Power's results of operations. The ultimate outcome of this matter cannot be determined at this time.
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
On May 1, 2018, the Alabama PSC approved modifications to Rate RSE and other commitments designed to position Alabama Power to address the growing pressure on its credit quality resulting from the Tax Reform Legislation, without increasing retail rates under Rate RSE in the near term. Alabama Power plans to reduce growth in total debt by increasing equity, with corresponding reductions in debt issuances, thereby de-leveraging its capital structure. Alabama Power's goal is to achieve an equity ratio of approximately 55% by the end of 2025. At September 30, 2018, Alabama Power's equity ratio was approximately 47%. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters – Federal Tax Reform Legislation" of Alabama Power in Item 7 of the Form 10-K for additional information.
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
In accordance with an established retail tariff that provides for an interim adjustment to customer billings to recognize the impact of a change in the statutory income tax rate, Alabama Power has returned $151 million through September 30, 2018 and anticipates returning a total of approximately $257 million to retail customers through bill credits by December 31, 2018 as a result of the change in the federal income tax rate under the Tax Reform Legislation.
Rate ECR
On May 1, 2018, the Alabama PSC approved an increase to Rate ECR from 2.015 cents per KWH to 2.353 cents per KWH effective July 2018 which is expected to result in additional collections of approximately $100 million through December 31, 2018. The approved increase in the Rate ECR factor will have no significant effect on Alabama Power's net income, but will increase operating cash flows related to fuel cost recovery in 2018. Absent any further order from the Alabama PSC, in January 2019, the rate will return to the originally authorized 5.910 cents per KWH.
Accounting Order
On May 1, 2018, the Alabama PSC approved an accounting order that authorizes Alabama Power to defer the benefits of federal excess deferred income taxes associated with the Tax Reform Legislation for the year ending December 31, 2018 as a regulatory liability and to use up to $30 million of such deferrals to offset under recovered amounts under Rate ECR. Any remaining amounts will be used for the benefit of customers as determined by the Alabama PSC. As of September 30, 2018, Alabama Power had applied the full $30 million to offset the under recovered balance under Rate ECR and expects the total deferrals for the year ending December 31, 2018 to be approximately $50 million. See Note 5 to the financial statements of Alabama Power under "Federal Tax Reform Legislation" and "Current and Deferred Income Taxes" in Item 8 of the Form 10-K for additional information.
Plant Greene County
Alabama Power jointly owns Plant Greene County with an affiliate, Mississippi Power. See Note 4 to the financial statements of Alabama Power in Item 8 of the Form 10-K for additional information regarding the joint ownership agreement. On August 6, 2018, Mississippi Power filed its proposed Reserve Margin Plan (RMP) with the Mississippi PSC, which proposes a four-year acceleration of the retirement of Plant Greene County Units 1 and 2 to the third quarter 2021 and the third quarter 2022, respectively. Mississippi Power's proposed Plant Greene County unit retirements would require the completion of proposed transmission and system reliability improvements, as well as agreement by Alabama Power. Alabama Power will monitor Mississippi Power's proposed RMP and associated regulatory process as well as the proposed transmission and system reliability improvements. Alabama Power will review all the facts and circumstances and will evaluate all its alternatives prior to reaching a final determination on the ongoing operations of Plant Greene County. The ultimate outcome of this matter cannot be determined at this time.
Request for Proposals for Future Generation
On September 21, 2018, Alabama Power issued a request for proposals of between 100 MWs and 1,200 MWs of capacity beginning no later than 2023. Any purchases will depend upon the cost competitiveness of the respective offers as well as other options available to Alabama Power. The ultimate outcome of this matter cannot be determined at this time.
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
On March 2, 2018, the Alabama Department of Environmental Management (ADEM) issued proposed administrative orders assessing a penalty of $1.25 million to Alabama Power for unpermitted discharge of fluids and/or pollutants to groundwater at five electric generating plants. The orders were finalized and Alabama Power paid the penalty on September 27, 2018. This matter is now concluded.
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
Recently Issued Accounting Standards
See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Recently Issued Accounting Standards" of Alabama Power in Item 7 of the Form 10-K for additional information regarding ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). See Note (A) to the Condensed Financial Statements herein for information regarding Alabama Power's recently adopted accounting standards.
In 2016, the FASB issued ASU No. 2016-02, which requires lessees to recognize on the balance sheet a lease liability and a right-of-use asset for all leases. ASU 2016-02 also changes the recognition, measurement, and presentation of expense associated with leases and provides clarification regarding the identification of certain components of contracts that would represent a lease. The accounting required by lessors is relatively unchanged. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and Alabama Power will adopt the new standard effective January 1, 2019.
Alabama Power has elected the transition methodology provided by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, whereby it will apply the requirements of ASU 2016-02 on a prospective basis as of the

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

adoption date of January 1, 2019, without restating prior periods. Alabama Power expects to elect the package of practical expedients provided by ASU 2016-02 that allows prior determinations of whether existing contracts are, or contain, leases and the classification of existing leases to continue without reassessment. Additionally, Alabama Power expects to apply the use-of-hindsight practical expedient in determining lease terms as of the date of adoption and to elect the practical expedient that allows existing land easements not previously accounted for as leases not to be reassessed. Alabama Power also expects to make accounting policy elections to account for short-term leases in all asset classes as off-balance sheet leases and to combine lease and non-lease components in the computations of lease obligations and right-of-use assets for most asset classes.
Alabama Power is continuing to complete the implementation of an information technology system to track and account for its leases and of changes to its internal controls and accounting policies to support the accounting for leases under ASU 2016-02. Alabama Power has substantially completed its lease inventory and determined its most significant leases involve PPAs. While Alabama Power has not yet determined the ultimate impact, adoption of ASU 2016-02 is expected to result in recording lease liabilities and right-of-use assets on Alabama Power's balance sheet each totaling approximately $200 million, with no material impact on Alabama Power's statement of income.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Alabama Power in Item 7 of the Form 10-K for additional information. Alabama Power's financial condition remained stable at September 30, 2018. Alabama Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $1.39 billion for the first nine months of 2018, a decrease of $22 million as compared to the first nine months of 2017. The decrease in net cash provided from operating activities was primarily due to the timing of vendor payments partially offset by income tax refunds received in 2018. Net cash used for investing activities totaled $1.60 billion for the first nine months of 2018 primarily due to gross property additions related to environmental, distribution, transmission, and steam assets. Net cash provided from financing activities totaled $369 million for the first nine months of 2018 primarily due to an issuance of long-term debt and additional capital contributions from Southern Company, partially offset by common stock dividend payments. Fluctuations in cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2018 include increases of $2.40 billion in property, plant, and equipment primarily due to increases in AROs related to the CCR Rule and additions to distribution, transmission, and steam assets, $1.39 billion in AROs related to the CCR Rule and nuclear decommissioning, $504 million in additional paid-in capital primarily due to capital contributions from Southern Company, and $496 million in long-term debt primarily due to a senior note issuance. In addition, $321 million of long-term debt was reclassified as securities due within one year. See Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein for additional information related to changes in Alabama Power's AROs.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power's capital requirements and contractual obligations. Subsequent to September 30, 2018, Alabama Power purchased and held $120 million aggregate principal amount of The Industrial Development Board of the City of Mobile, Alabama Pollution Control Revenue Bonds (Alabama Power Company Plant Barry Project), Series 2008. An additional $201 million will be required through September 30, 2019 to fund maturities of long-term debt.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" of Alabama Power in Item 7 of the Form 10-K for additional information on Alabama Power's environmental compliance strategy.
In October 2018, Alabama Power's Board of Directors approved updates to its construction program that is currently estimated to total $1.8 billion for 2019, $1.6 billion for 2020, $1.6 billion for 2021, $1.4 billion for 2022, and $1.5 billion for 2023. The construction program includes capital expenditures related to contractual purchase commitments for nuclear fuel and capital expenditures covered under LTSAs. Estimated capital expenditures to comply with environmental statutes and regulations included in these amounts are $0.3 billion for 2019, $0.1 billion for 2020, $0.2 billion for 2021, $0.2 billion for 2022, and $0.1 billion for 2023. These estimated expenditures do not include any potential compliance costs associated with pending regulation of CO2 emissions from fossil-fuel-fired electric generating units.
Alabama Power anticipates costs associated with closure-in-place and monitoring of ash ponds in accordance with the CCR Rule, which are reflected in Alabama Power's ARO liabilities. These costs, which are expected to change, could change materially as Alabama Power continues to refine its assumptions underlying the cost estimates and evaluate the method and timing of compliance activities. These costs are expected to begin in 2019 and are currently estimated to be approximately $232 million for 2019, $238 million for 2020, $246 million for 2021, $252 million for 2022, and $258 million for 2023. See FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" herein, Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein, and Note 1 to the financial statements of Alabama Power under "Asset Retirement Obligations and Other Costs of Removal" in Item 8 of the Form 10-K for additional information.
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
At September 30, 2018, Alabama Power had approximately $702 million of cash and cash equivalents. Committed credit arrangements with banks at September 30, 2018 were as follows:

Expires					Expires Within One Year
2019	2020	2022	Total	Unused	Term Out	No Term Out
(in millions)
$33	$500	$800	$1,333	$1,333	$—	$33

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Note 6 to the financial statements of Alabama Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
Most of these bank credit arrangements, as well as Alabama Power's term loan arrangements, contain covenants that limit debt levels and contain cross-acceleration provisions to other indebtedness (including guarantee obligations) of Alabama Power. Such cross-acceleration provisions to other indebtedness would trigger an event of default if Alabama Power defaulted on indebtedness, the payment of which was then accelerated. At September 30, 2018, Alabama Power was in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
Subject to applicable market conditions, Alabama Power expects to renew or replace its bank credit arrangements as needed, prior to expiration. In connection therewith, Alabama Power may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
A portion of the unused credit with banks is allocated to provide liquidity support to Alabama Power's pollution control revenue bonds and commercial paper programs. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support was approximately $854 million as of September 30, 2018. At September 30, 2018, Alabama Power had $120 million aggregate principal amount of fixed rate The Industrial Development Board of the City of Mobile, Alabama Pollution Control Revenue Bonds (Alabama Power Company Plant Barry Project), Series 2008 outstanding that were required to be reoffered within the next 12 months. Subsequent to September 30, 2018, Alabama Power purchased and held all of these bonds.
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
Details of short-term borrowings were as follows:

	Short-term Debt at September 30, 2018		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$—	—%	$11	2.2%	$135
Short-term bank loan	3	3.7%	3	3.7%	3
Total	$3	3.7%	$14	2.6%

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2018.
Alabama Power believes the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and operating cash flows.
Credit Rating Risk
At September 30, 2018, Alabama Power did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.

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
The maximum potential collateral requirements under these contracts at September 30, 2018 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and/or Baa2	$1
At BBB- and/or Baa3	$1
Below BBB- and/or Baa3	$284
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
On September 28, 2018, Fitch assigned a negative rating outlook to the ratings of Southern Company and certain of its subsidiaries (including Alabama Power).
Also on September 28, 2018, Moody's revised its rating outlook for Alabama Power from negative to stable.
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
Subsequent to September 30, 2018, Alabama Power purchased and held $120 million aggregate principal amount of The Industrial Development Board of the City of Mobile, Alabama Pollution Control Revenue Bonds (Alabama Power Company Plant Barry Project), Series 2008. These bonds may be remarketed to the public in the future.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$2,425	$2,402	$6,112	$5,995
Wholesale revenues, non-affiliates	43	45	123	124
Wholesale revenues, affiliates	4	6	17	23
Other revenues	121	93	349	284
Total operating revenues	2,593	2,546	6,601	6,426
Operating Expenses:
Fuel	480	482	1,269	1,297
Purchased power, non-affiliates	106	119	338	310
Purchased power, affiliates	206	161	555	470
Other operations and maintenance	460	430	1,325	1,248
Depreciation and amortization	232	225	690	669
Taxes other than income taxes	118	112	332	311
Estimated loss on Plant Vogtle Units 3 and 4	—	—	1,060	—
Total operating expenses	1,602	1,529	5,569	4,305
Operating Income	991	1,017	1,032	2,121
Other Income and (Expense):
Interest expense, net of amounts capitalized	(95)	(105)	(303)	(310)
Other income (expense), net	30	22	104	95
Total other income and (expense)	(65)	(83)	(199)	(215)
Earnings Before Income Taxes	926	934	833	1,906
Income taxes	262	350	212	705
Net Income	664	584	621	1,201
Dividends on Preferred and Preference Stock	—	4	—	13
Net Income After Dividends on Preferred and Preference Stock	$664	$580	$621	$1,188
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Net Income	$664	$584	$621	$1,201
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $-, $-, $1, and $1, respectively	1	1	3	2
Total other comprehensive income (loss)	1	1	3	2
Comprehensive Income	$665	$585	$624	$1,203
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017
	(in millions)
Operating Activities:
Net income	$621	$1,201
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	854	821
Deferred income taxes	(185)	328
Allowance for equity funds used during construction	(50)	(29)
Pension, postretirement, and other employee benefits	(46)	(42)
Settlement of asset retirement obligations	(82)	(95)
Estimated loss on Plant Vogtle Units 3 and 4	1,060	—
Other, net	9	(51)
Changes in certain current assets and liabilities —
-Receivables	(205)	(254)
-Fossil fuel stock	70	(2)
-Prepaid income taxes	231	(5)
-Other current assets	(36)	(24)
-Accounts payable	109	(161)
-Accrued taxes	26	(52)
-Accrued compensation	(32)	(60)
-Retail fuel cost over recovery	—	(84)
-Other current liabilities	(111)	(11)
Net cash provided from operating activities	2,233	1,480
Investing Activities:
Property additions	(2,276)	(1,907)
Nuclear decommissioning trust fund purchases	(638)	(411)
Nuclear decommissioning trust fund sales	633	406
Cost of removal, net of salvage	(71)	(54)
Change in construction payables, net of joint owner portion	72	180
Payments pursuant to LTSAs	(52)	(59)
Asset dispositions	138	63
Other investing activities	(19)	(52)
Net cash used for investing activities	(2,213)	(1,834)
Financing Activities:
Increase (decrease) in notes payable, net	102	(391)
Proceeds —
Capital contributions from parent company	2,335	412
Senior notes	—	1,350
Short-term borrowings	—	700
Other long-term debt	—	370
Redemptions and repurchases —
Senior notes	(1,000)	(450)
Pollution control revenue bonds	(469)	(65)
Short-term borrowings	(150)	(300)
Other long-term debt	(100)	—
Payment of common stock dividends	(1,043)	(961)
Premiums on redemption and repurchases of senior notes	(152)	—
Other financing activities	(15)	(48)
Net cash provided from (used for) financing activities	(492)	617
Net Change in Cash, Cash Equivalents, and Restricted Cash	(472)	263
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	852	3
Cash, Cash Equivalents, and Restricted Cash at End of Period	$380	$266
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $19 and $17 capitalized for 2018 and 2017, respectively)	$315	$284
Income taxes, net	141	369
Noncash transactions — Accrued property additions at end of period	670	470
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2018	At December 31, 2017
	(in millions)
Current Assets:
Cash and cash equivalents	$380	$852
Receivables —
Customer accounts receivable	747	544
Unbilled revenues	245	255
Under recovered fuel clause revenues	105	165
Joint owner accounts receivable	208	262
Affiliated	39	24
Other accounts and notes receivable	96	76
Accumulated provision for uncollectible accounts	(3)	(3)
Fossil fuel stock	244	314
Materials and supplies	494	504
Prepaid expenses	77	216
Other regulatory assets, current	199	205
Other current assets	91	14
Total current assets	2,922	3,428
Property, Plant, and Equipment:
In service	35,671	34,861
Less: Accumulated provision for depreciation	12,029	11,704
Plant in service, net of depreciation	23,642	23,157
Nuclear fuel, at amortized cost	528	544
Construction work in progress	4,655	4,613
Total property, plant, and equipment	28,825	28,314
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	50	53
Nuclear decommissioning trusts, at fair value	933	929
Miscellaneous property and investments	61	59
Total other property and investments	1,044	1,041
Deferred Charges and Other Assets:
Deferred charges related to income taxes	519	516
Other regulatory assets, deferred	3,041	2,932
Other deferred charges and assets	510	548
Total deferred charges and other assets	4,070	3,996
Total Assets	$36,861	$36,779
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2018	At December 31, 2017
	(in millions)
Current Liabilities:
Securities due within one year	$511	$857
Notes payable	102	150
Accounts payable —
Affiliated	515	493
Other	909	834
Customer deposits	275	270
Accrued taxes	345	344
Accrued interest	108	123
Accrued compensation	185	219
Asset retirement obligations, current	193	270
Other regulatory liabilities, current	151	191
Other current liabilities	180	198
Total current liabilities	3,474	3,949
Long-term Debt	9,863	11,073
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,999	3,175
Deferred credits related to income taxes	3,218	3,248
Accumulated deferred ITCs	264	248
Employee benefit obligations	650	659
Asset retirement obligations, deferred	2,401	2,368
Other deferred credits and liabilities	141	128
Total deferred credits and other liabilities	9,673	9,826
Total Liabilities	23,010	24,848
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 20,000,000 shares
Outstanding — 9,261,500 shares	398	398
Paid-in capital	9,670	7,328
Retained earnings	3,792	4,215
Accumulated other comprehensive loss	(9)	(10)
Total common stockholder's equity	13,851	11,931
Total Liabilities and Stockholder's Equity	$36,861	$36,779
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2018 vs. THIRD QUARTER 2017
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
Plant Vogtle Units 3 and 4 Status
In 2009, the Georgia PSC certified construction of Plant Vogtle Units 3 and 4 (with electric generating capacity of approximately 1,100 MWs each). In March 2017, the EPC Contractor filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. In December 2017, the Georgia PSC approved Georgia Power's recommendation to continue construction. The current expected in-service dates remain November 2021 for Unit 3 and November 2022 for Unit 4.
In the second quarter 2018, Georgia Power revised its base cost forecast and estimated contingency to complete construction and start-up of Plant Vogtle Units 3 and 4 to $8.0 billion and $0.4 billion, respectively, for a total project capital cost forecast of $8.4 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and approximately $188 million in related Customer Refunds). Although Georgia Power believes these incremental costs are reasonable and necessary to complete the project and the Georgia PSC has stated the $7.3 billion estimate included in the seventeenth VCM proceeding does not represent a cost cap, Georgia Power did not seek rate recovery for the $0.7 billion increase in costs included in the revised base capital cost forecast (or any related financing costs) in the nineteenth VCM report filed with the Georgia PSC on August 31, 2018. In connection with future VCM filings, Georgia Power may request the Georgia PSC to evaluate costs included in the revised construction contingency estimate for rate recovery as and when they are appropriately included in the base capital cost forecast. After considering the significant level of uncertainty that exists regarding the future recoverability of costs included in the construction contingency estimate since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in these future regulatory proceedings, Georgia Power recorded a total pre-tax charge to income of $1.1 billion ($0.8 billion after tax) in the second quarter 2018.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the increase in the total project capital cost forecast and Georgia Power's decision not to seek rate recovery of the increase in the base capital costs, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 were required to vote to continue construction. On September 26, 2018, the Vogtle Owners unanimously voted to continue construction of Plant Vogtle Units 3 and 4. In connection with the vote to continue construction, Georgia Power entered into (i) a binding term sheet (Vogtle Owner Term Sheet) with the other Vogtle Owners and certain of MEAG's wholly-owned subsidiaries, including MEAG Power SPVJ, LLC (MEAG SPVJ), to take certain actions which partially mitigate potential financial exposure for the other Vogtle Owners and (ii) a term sheet with MEAG and MEAG SPVJ to provide funding with respect to MEAG SPVJ's ownership interest in Plant Vogtle Units 3 and 4 under certain circumstances. Georgia Power is working with the other Vogtle Owners to clarify any interpretive issues related to the operation of certain provisions of the Vogtle Owner Term Sheet.
In September 2017, the DOE issued a conditional commitment to Georgia Power for up to approximately $1.67 billion in additional guaranteed loans under the Loan Guarantee Agreement. In September 2018, the DOE extended the conditional commitment to March 31, 2019. Any further extension must be approved by the DOE. Final approval and issuance of these additional loan guarantees by the DOE cannot be assured and are subject to the negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions.
The ultimate outcome of these matters cannot be determined at this time.
See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Nuclear Construction" and ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates" herein for additional information on Plant Vogtle Units 3 and 4.
RESULTS OF OPERATIONS
Net Income

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$84	14.5	$(567)	(47.7)
Georgia Power's net income after dividends on preferred and preference stock for the third quarter 2018 was $664 million compared to $580 million for the corresponding period in 2017. The increase was primarily due to lower federal income tax expense as a result of the Tax Reform Legislation and an increase in retail revenues associated with customer growth and warmer weather in the third quarter 2018 compared to the corresponding period in 2017. Partially offsetting the increase were revenues deferred as a regulatory liability for future customer bill credits related to the Tax Reform Legislation as well as higher non-fuel operations and maintenance expenses.
For year-to-date 2018, net income after dividends on preferred and preference stock was $621 million compared to $1.19 billion for the corresponding period in 2017. The decrease was primarily due to a $1.1 billion ($0.8 billion after tax) charge in the second quarter 2018 for an estimated probable loss related to Georgia Power's construction of Plant Vogtle Units 3 and 4, revenues deferred as a regulatory liability for future customer bill credits related to the Tax Reform Legislation, and higher non-fuel operations and maintenance expenses. Partially offsetting the decrease were lower federal income tax expense as a result of the Tax Reform Legislation and an increase in retail revenues associated with colder weather in the first quarter 2018 and warmer weather in the second and third quarters 2018 compared to the corresponding periods in 2017.
See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Rate Plans" herein for additional information on regulatory actions related to the Tax Reform Legislation. Also, see Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for additional information on the estimated loss related to Georgia Power's construction of Plant Vogtle Units 3 and 4.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Retail Revenues

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$23	1.0	$117	2.0
In the third quarter 2018, retail revenues were $2.43 billion compared to $2.40 billion for the corresponding period in 2017. For year-to-date 2018, retail revenues were $6.11 billion compared to $6.00 billion for the corresponding period in 2017.
Details of the changes in retail revenues were as follows:

	Third Quarter 2018		Year-to-Date 2018
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$2,402		$5,995
Estimated change resulting from –
Rates and pricing	(87)	(3.6)	(196)	(3.2)
Sales growth	44	1.9	70	1.2
Weather	34	1.4	139	2.3
Fuel cost recovery	32	1.3	104	1.7
Retail – current year	$2,425	1.0%	$6,112	2.0%
Revenues associated with changes in rates and pricing decreased in the third quarter and year-to-date 2018 when compared to the corresponding periods in 2017 primarily due to revenues deferred as a regulatory liability for future customer bill credits related to the Tax Reform Legislation and decreases in revenues recognized under the NCCR tariff, also primarily related to the Tax Reform Legislation. Partially offsetting the decrease for year-to-date 2018 were higher contributions from variable demand-driven pricing from commercial and industrial customers. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Rate Plans" herein for additional information on regulatory actions related to the Tax Reform Legislation. Also, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Nuclear Construction" of Georgia Power in Item 7 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Nuclear Construction – Regulatory Matters" herein for additional information related to the NCCR tariff.
Revenues attributable to changes in sales increased in the third quarter and year-to-date 2018 when compared to the corresponding periods in 2017. Weather-adjusted residential KWH sales increased 3.3% and 1.9% and weather-adjusted commercial KWH sales increased 2.1% and 1.8% for the third quarter and year-to-date 2018, respectively, largely due to customer growth. Weather-adjusted industrial KWH sales increased 2.5% and 1.2% for the third quarter and year-to-date 2018, respectively. The increases were primarily driven by increased demand in the paper sector as a result of increased export demand and for shipping supplies resulting from increased electronic commerce, the lumber sector as a result of increased construction activity, and the rubber sector as a result of increased demand by the tire industry. Additionally, customer usage for all customer classes increased in the third quarter and year-to-date 2018 due to the negative impacts of Hurricane Irma during the corresponding periods in 2017.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues increased in the third quarter and year-to-date 2018 when compared to the corresponding periods in 2017 primarily due to increased energy sales driven by higher purchased power costs and warmer weather in the third quarter 2018. Additionally, the increase for year-to-date 2018 was due to colder weather in the first quarter 2018 and warmer weather in the second quarter 2018. Electric rates include provisions to periodically adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See MANAGEMENT'S DISCUSSION

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Fuel Cost Recovery" of Georgia Power in Item 7 of the Form 10-K for additional information.
Wholesale Revenues – Affiliates

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(2)	(33.3)	$(6)	(26.1)
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
For year-to-date 2018, wholesale revenues from sales to affiliates were $17 million compared to $23 million for the corresponding period in 2017. The decrease was due to a 54.3% decrease in KWH sales primarily due to the higher cost of Georgia Power-owned generation as compared to the market cost of available energy.
Other Revenues

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$28	30.1	$65	22.9
In the third quarter 2018, other revenues were $121 million compared to $93 million for the corresponding period in 2017. For year-to-date 2018, other revenues were $349 million compared to $284 million for the corresponding period in 2017. The increases were primarily due to $24 million and $62 million of revenues in the third quarter and year-to-date 2018, respectively, primarily from unregulated sales of products and services that were reclassified as other revenues as a result of the adoption of ASC 606, Revenue from Contracts with Customers (ASC 606). In prior periods, these revenues were included in other income (expense), net. See Note (A) to the Condensed Financial Statements herein for additional information regarding Georgia Power's adoption of ASC 606.
Fuel and Purchased Power Expenses

	Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(2)	(0.4)	$(28)	(2.2)
Purchased power – non-affiliates	(13)	(10.9)	28	9.0
Purchased power – affiliates	45	28.0	85	18.1
Total fuel and purchased power expenses	$30		$85
In the third quarter 2018, total fuel and purchased power expenses were $792 million compared to $762 million in the corresponding period in 2017. The increase was primarily due to a $43 million net increase related to the volume of KWHs generated and purchased due to warmer weather, partially offset by a $13 million decrease related to the average cost of purchased power primarily due to lower natural gas prices.
For year-to-date 2018, total fuel and purchased power expenses were $2.16 billion compared to $2.08 billion in the corresponding period in 2017. The increase was primarily due to a $77 million increase related to the volume of KWHs purchased due to colder weather in the first quarter 2018 and warmer weather in the second and third quarters 2018 and a $10 million net increase in the average cost of fuel and purchased power.

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
Details of Georgia Power's generation and purchased power were as follows:

	Third Quarter 2018	Third Quarter 2017	Year-to-Date 2018	Year-to-Date 2017
Total generation (in billions of KWHs)	18	18	49	48
Total purchased power (in billions of KWHs)	8	7	22	20
Sources of generation (percent) —
Gas	44	41	43	41
Coal	32	35	30	33
Nuclear	22	23	25	24
Hydro	2	1	2	2
Cost of fuel, generated (in cents per net KWH) —
Gas	2.58	2.63	2.64	2.71
Coal	3.14	3.08	3.25	3.17
Nuclear	0.83	0.84	0.83	0.84
Average cost of fuel, generated (in cents per net KWH)	2.36	2.38	2.36	2.40
Average cost of purchased power (in cents per net KWH)(*)	4.52	4.68	4.70	4.63

(*)	Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Fuel
For year-to-date 2018, fuel expense was $1.27 billion compared to $1.30 billion in the corresponding period in 2017. The decrease was primarily due to an 8.0% decrease in the volume of KWHs generated by coal largely due to scheduled generation outages and a 2.6% decrease in the average cost of fuel per KWH generated by natural gas, partially offset by a 6.8% increase in the volume of KWHs generated by natural gas and a 2.5% increase in the average cost of fuel per KWH generated by coal.
Purchased Power – Non-Affiliates
In the third quarter 2018, purchased power expense from non-affiliates was $106 million compared to $119 million in the corresponding period in 2017. The decrease was primarily due to a 17.8% decrease in the volume of KWHs purchased primarily due to the higher market cost of available energy as compared to Southern Company system resources, partially offset by an 8.3% increase in the average cost per KWH purchased primarily due to higher energy prices.
For year-to-date 2018, purchased power expense from non-affiliates was $338 million compared to $310 million in the corresponding period in 2017. The increase was primarily due to a 10.2% increase in the average cost per KWH purchased primarily due to higher energy prices.
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

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Purchased Power – Affiliates
In the third quarter 2018, purchased power expense from affiliates was $206 million compared to $161 million in the corresponding period in 2017. The increase was primarily due to a 28.3% increase in the volume of KWHs purchased due to scheduled generation outages and warmer weather, partially offset by a 3.4% decrease in the average cost per KWH purchased primarily resulting from lower natural gas prices.
For year-to-date 2018, purchased power expense from affiliates was $555 million compared to $470 million in the corresponding period in 2017. The increase was primarily due to an 11.1% increase in the volume of KWHs purchased due to colder weather in the first quarter 2018 and scheduled generation outages and warmer weather in the second and third quarters 2018.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$30	7.0	$77	6.2
In the third quarter 2018, other operations and maintenance expenses were $460 million compared to $430 million in the corresponding period in 2017. The increase was primarily due to $23 million of expenses from unregulated sales of products and services that were reclassified to other operations and maintenance expenses as a result of the adoption of ASC 606. In prior periods, these expenses were included in other income (expense), net. Also contributing to the increase was $11 million in transmission and distribution costs, primarily due to additional line maintenance and billing adjustments with integrated transmission system owners, partially offset by a decrease of $9 million in certain employee compensation and benefit costs.
For year-to-date 2018, other operations and maintenance expenses were $1.33 billion compared to $1.25 billion in the corresponding period in 2017. The increase was primarily due to $58 million of expenses from unregulated sales of products and services that were reclassified to other operations and maintenance expenses as a result of the adoption of ASC 606. In prior periods, these expenses were included in other income (expense), net. Also contributing to the increase were a $19 million decrease in gains from sales of integrated transmission system assets and increases of $11 million in demand-side management costs related to the timing of new programs, $8 million related to additional distribution line maintenance, and $8 million in billing adjustments with integrated transmission system owners, partially offset by decreases of $14 million in certain employee compensation and benefit costs and $10 million related to affiliate labor billing adjustments.
See Note (A) to the Condensed Financial Statements herein for additional information regarding Georgia Power's adoption of ASC 606.
Depreciation and Amortization

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$7	3.1	$21	3.1
In the third quarter 2018, depreciation and amortization was $232 million compared to $225 million in the corresponding period in 2017. For year-to-date 2018, depreciation and amortization was $690 million compared to $669 million in the corresponding period in 2017. The increases were primarily due to increases of $8 million and $23 million related to additional plant in service in the third quarter and year-to-date 2018, respectively.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Taxes Other Than Income Taxes

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$6	5.4	$21	6.8
In the third quarter 2018, taxes other than income taxes were $118 million compared to $112 million in the corresponding period in 2017. For year-to-date 2018, taxes other than income taxes were $332 million compared to $311 million in the corresponding period in 2017. The increases were primarily due to increases in property taxes of $4 million and $11 million in the third quarter and year-to-date 2018, respectively, as a result of an increase in the assessed value of property and increases in municipal franchise fees of $3 million and $10 million in the third quarter and year-to-date 2018, respectively, largely related to higher retail revenues.
Estimated Loss on Plant Vogtle Units 3 and 4

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$—	N/M	$1,060	N/M
N/M - Not meaningful
In the second quarter 2018, an estimated probable loss of $1.1 billion was recorded to reflect Georgia Power's revised estimate to complete construction and start-up of Plant Vogtle Units 3 and 4, which reflects the increase in costs included in the revised base capital cost forecast for which Georgia Power did not seek rate recovery and costs included in the revised construction contingency estimate for which Georgia Power may seek rate recovery as and when such costs are appropriately included in the base capital cost forecast. See Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for additional information.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(10)	(9.5)	$(7)	(2.3)
In the third quarter 2018, interest expense, net of amounts capitalized was $95 million compared to $105 million in the corresponding period in 2017. For year-to-date 2018, interest expense, net of amounts capitalized was $303 million compared to $310 million in the corresponding period in 2017. The decreases were primarily due to a decrease in outstanding borrowings. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information.
Other Income (Expense), Net

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$8	36.4	$9	9.5
In the third quarter 2018, other income (expense), net was $30 million compared to $22 million in the corresponding period in 2017. For year-to-date 2018, other income (expense), net was $104 million compared to $95 million in the corresponding period in 2017. The increases were primarily due to increases in AFUDC equity of $14 million and $21 million in the third quarter and year-to-date 2018, respectively, resulting from a higher AFUDC rate due to a higher equity ratio and lower short-term borrowings. These increases were partially offset by $3 million and $11 million in the third quarter and year-to-date 2017, respectively, of revenues and expenses, net from unregulated sales of products and services. In 2018, these revenues and expenses are included in other revenues and

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

other operations and maintenance expenses, respectively, as a result of the adoption of ASC 606. See Note (A) to the Condensed Financial Statements herein for additional information regarding Georgia Power's adoption of ASC 606.
Income Taxes

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(88)	(25.1)	$(493)	(69.9)
In the third quarter 2018, income taxes were $262 million compared to $350 million in the corresponding period in 2017. For year-to-date 2018, income taxes were $212 million compared to $705 million in the corresponding period in 2017. The decreases were primarily due to a lower federal income tax rate as a result of the Tax Reform Legislation, partially offset by the recognition of a valuation allowance on certain state tax credit carryforwards. Also contributing to the decrease for year-to-date 2018 was the reduction in pre-tax earnings resulting from the estimated probable loss related to Plant Vogtle Units 3 and 4.
See Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for additional information on the estimated loss related to Georgia Power's construction of Plant Vogtle Units 3 and 4. Also, see Note (H) to the Condensed Financial Statements herein for additional information on the Tax Reform Legislation and the net state income tax valuation allowance.
Dividends on Preferred and Preference Stock

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(4)	(100.0)	$(13)	(100.0)
In the third quarter and year-to-date 2018, there were no dividends on preferred and preference stock compared to $4 million and $13 million, respectively, in the corresponding periods in 2017. The decreases were due to the redemption in October 2017 of all outstanding shares of Georgia Power's preferred and preference stock. See Note 6 to the financial statements of Georgia Power under "Outstanding Classes of Capital Stock" in Item 8 of the Form 10-K for additional information.
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
Environmental Matters
Georgia Power's operations are regulated by state and federal environmental agencies through a variety of laws and regulations governing air, water, land, and protection of other natural resources. Georgia Power maintains comprehensive environmental compliance and GHG strategies to assess upcoming requirements and compliance costs associated with these environmental laws and regulations. The costs, including capital expenditures, operations and maintenance costs, and costs reflected in ARO liabilities, required to comply with environmental laws and regulations and to achieve stated goals may impact future unit retirement and replacement decisions, results of operations, cash flows, and financial condition. Related costs may result from the installation of additional environmental controls, closure and monitoring of CCR facilities, unit retirements, and adding or changing fuel sources for certain existing units, as well as related upgrades to the transmission system. A major portion of these costs are expected to be recovered through existing ratemaking provisions. The ultimate impact of environmental laws and regulations and the GHG goals discussed below will depend on various factors, such as state adoption and implementation of requirements, the availability and cost of any deployed technology, and the outcome of pending and/or future legal challenges.
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
The EPA published certain amendments to the CCR Rule, which became effective August 29, 2018. These amendments extend the date from April 2019 to October 31, 2020 to cease sending CCR and other waste streams to impoundments that demonstrate compliance with all except two specified criteria. These amendments also establish

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

groundwater protection standards for four constituents that do not have established EPA maximum contaminant levels and allow a participating state director or the EPA (where the EPA is the permitting authority) to suspend groundwater monitoring requirements under certain circumstances. However, the Georgia Department of Natural Resources has not incorporated these amendments into its state CCR rule. Specific site impacts are being evaluated by Georgia Power.
On October 15, 2018, the U.S. Court of Appeals for the District of Columbia Circuit issued a mandate that broadens the CCR Rule to regulate previously-excluded inactive surface impoundments (legacy units) located at retired generation facilities and challenges both the ability of unlined impoundments to continue operating and the classification of clay lined units. It is anticipated that the EPA will issue a series of rulemakings to address this court action. Georgia Power is evaluating the extent of potential impacts on legacy units but anticipates no significant impacts to its ongoing CCR strategy due to this mandate. The ultimate impact of these changes will not be known until the EPA rulemaking and any legal challenges are finalized.
Georgia Power continues to perform engineering studies related to its plans to close the ash ponds at all of its generating plants, including one jointly owned with Gulf Power, in compliance with federal and state CCR rules. Georgia Power also continues to refine its closure strategy and cost estimates for each ash pond and is preparing permit applications as required by the State of Georgia CCR rule. While Georgia Power believes its recorded liability for ash pond closures appropriately reflects its obligations under the current closure strategies it has elected, changes to such strategies and cost estimates would likely result in additional closure costs which would increase the ARO liability. It is not currently possible to quantify the impacts of any increase related to a change in closure strategies and/or ongoing engineering studies for the current closure strategies, and the timing of future cash outflows is indeterminable at this time; however, the impact on the ARO liability is expected to be material. As permit applications advance, engineering studies continue, and the timing of individual ash pond closures develops further during the fourth quarter 2018, Georgia Power will record any necessary changes to its ARO liability. Georgia Power expects to continue to periodically update these cost estimates, which could increase further, as additional information becomes available. See Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein for additional information.
Absent continued recovery of ARO costs through regulated rates, Georgia Power's results of operations, cash flows, and financial condition could be materially impacted. The ultimate outcome of these matters cannot be determined at this time.
Nuclear Decommissioning
See Note 1 to the financial statements of Georgia Power under "Nuclear Decommissioning" in Item 8 of the Form 10-K for additional information.
Georgia Power expects to complete updated decommissioning cost site studies for Plant Hatch and Plant Vogtle Units 1 and 2 in the fourth quarter 2018, which could result in additional changes to Georgia Power's ARO liability. The ultimate outcome of these studies cannot be determined at this time.
Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Georgia Power in Item 7 of the Form 10-K for additional information.
On August 31, 2018, the EPA published a proposed Clean Power Plan replacement rule known as the Affordable Clean Energy rule (ACE Rule), which would require states to develop unit-specific emission rate standards based on heat-rate efficiency improvements for existing fossil fuel-fired steam units. As proposed, combustion turbines, including natural gas combined cycles, are not affected sources. As of September 30, 2018, Georgia Power has ownership interests in 20 fossil fuel-fired steam units to which the proposed ACE Rule is applicable. The ultimate impact of this rule to Georgia Power is currently unknown and will depend on changes between the proposal and the final rule, subsequent state plan developments and requirements, and any associated legal proceedings.

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
On May 4, 2018, the FERC issued an order terminating both proceedings, finding that the traditional electric operating companies (including Georgia Power) and Southern Power satisfy the FERC's standards for market-based rates. On May 9, 2018, the traditional electric operating companies (including Georgia Power) and Southern Power made the compliance filing required by the order. These proceedings are concluded.
Open Access Transmission Tariff
On May 10, 2018, the Alabama Municipal Electric Authority and Cooperative Energy filed with the FERC a complaint against SCS and the traditional electric operating companies (including Georgia Power) claiming that the current 11.25% base ROE used in calculating the annual transmission revenue requirements of the traditional electric operating companies' (including Georgia Power's) open access transmission tariff is unjust and unreasonable as measured by the applicable FERC standards. The complaint requests that the base ROE be set no higher than 8.65% and that the FERC order refunds for the difference in revenue requirements that results from applying a just and reasonable ROE established in this proceeding upon determining the current ROE is unjust and unreasonable. On June 18, 2018, SCS and the traditional electric operating companies (including Georgia Power) filed their response challenging the adequacy of the showing presented by the complainants and offering support for the current ROE. On September 6, 2018, the FERC issued an order establishing a refund effective date of May 10, 2018 in the event a refund is due and initiating an investigation and settlement procedures regarding the current base ROE. Through September 30, 2018, the estimated maximum potential refund is not expected to be material to Georgia Power's results of operations. The ultimate outcome of this matter cannot be determined at this time.
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
On April 3, 2018, the Georgia PSC approved the Tax Reform Settlement Agreement. Pursuant to the Tax Reform Settlement Agreement, to reflect the federal income tax rate reduction impact of the Tax Reform Legislation, Georgia Power will refund to customers a total of $330 million through bill credits. Georgia Power issued bill credits of approximately $130 million in October 2018 and will issue bill credits of approximately $95 million in June 2019 and $105 million in February 2020. In addition, Georgia Power is deferring as a regulatory liability (i) the revenue equivalent of the tax expense reduction resulting from legislation lowering the Georgia state income tax rate from 6.00% to 5.75% in 2019 and (ii) the entire benefit of approximately $700 million in federal and state excess accumulated deferred income taxes. At September 30, 2018, the related regulatory liability balance totaled $655 million. The amortization of these regulatory liabilities is expected to be addressed in Georgia Power's next base rate case, which is scheduled to be filed by July 1, 2019. If there is not a base rate case in 2019, customers will receive $185 million in annual bill credits beginning in 2020, with any additional federal and state income tax savings deferred as a regulatory liability, until Georgia Power's next base rate case.
To address the negative cash flow and credit metric impacts of the Tax Reform Legislation, the Georgia PSC also approved an increase in Georgia Power's retail equity ratio to the lower of (i) Georgia Power's actual common equity weight in its capital structure or (ii) 55%, until Georgia Power's next base rate case. At September 30, 2018, Georgia Power's actual retail common equity ratio (on a 13-month average basis) was approximately 53%. Benefits from reduced federal income tax rates in excess of the amounts refunded to customers will be retained by Georgia Power to cover the carrying costs of the incremental equity in 2018 and 2019.
Storm Damage Recovery
See Note 1 to the financial statements of Georgia Power under "Storm Damage Recovery" in Item 8 of the Form 10-K for additional information regarding Georgia Power's storm damage reserve.
Georgia Power is accruing $30 million annually through December 31, 2019, as provided in the 2013 ARP, for incremental operations and maintenance costs of damage from major storms to its transmission and distribution facilities. As of September 30, 2018, the total balance in the regulatory asset related to storm damage was $311 million. During October 2018, Hurricane Michael caused significant damage to Georgia Power's transmission and distribution facilities. Georgia Power currently estimates the costs of repairing the damage will total approximately $125 million to $150 million, which will be charged to the storm damage reserve or capitalized. The rate of storm damage cost recovery is expected to be adjusted as part of Georgia Power's next base rate case, which is scheduled to be filed by July 1, 2019. The ultimate outcome of this matter cannot be determined at this time.
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
In October 2017, Georgia Power, acting for itself and as agent for the other Vogtle Owners, executed the Bechtel Agreement, a cost reimbursable plus fee arrangement, whereby Bechtel is reimbursed for actual costs plus a base fee and an at-risk fee, which is subject to adjustment based on Bechtel's performance against cost and schedule targets. Each Vogtle Owner is severally (not jointly) liable for its proportionate share, based on its ownership interest, of all amounts owed to Bechtel under the Bechtel Agreement. The Vogtle Owners may terminate the Bechtel Agreement at any time for their convenience, provided that the Vogtle Owners will be required to pay amounts related to work performed prior to the termination (including the applicable portion of the base fee), certain termination-related costs, and, at certain stages of the work, the applicable portion of the at-risk fee. Bechtel may terminate the Bechtel Agreement under certain circumstances, including certain Vogtle Owner suspensions of work, certain breaches of the Bechtel Agreement by the Vogtle Owners, Vogtle Owner insolvency, and certain other events. Pursuant to the Loan Guarantee Agreement between Georgia Power and the DOE, Georgia Power is required to obtain the DOE's approval of the Bechtel Agreement prior to obtaining any further advances under the Loan Guarantee Agreement.
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
Cost and Schedule
In preparation for its nineteenth VCM filing, Georgia Power requested Southern Nuclear to perform a full cost reforecast for the project. Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4 by the expected in-service dates of November 2021 and November 2022, respectively, is as follows:

(in billions)
Base project capital cost forecast(a)(b)	$8.0
Construction contingency estimate	0.4
Total project capital cost forecast(a)(b)	8.4
Net investment as of September 30, 2018(b)	(4.3)
Remaining estimate to complete(a)	$4.1

(a)	Excludes financing costs expected to be capitalized through AFUDC of approximately $350 million.

(b)	Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related Customer Refunds.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.2 billion, of which $1.8 billion had been incurred through September 30, 2018.
The table above reflects the $0.7 billion increase to the base capital cost forecast reported in the second quarter 2018 and is based on the cost reforecast performed prior to the nineteenth VCM filing, which primarily resulted from changed assumptions related to the finalization of contract scopes and management responsibilities for Bechtel and over 60 subcontractors, labor productivity rates, and craft labor incentives, as well as the related levels of project management, oversight, and support, including field supervision and engineering support.
Although Georgia Power believes these incremental costs are reasonable and necessary to complete the project and the Georgia PSC's order in the seventeenth VCM proceeding specifically states that the construction of Plant Vogtle

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Units 3 and 4 is not subject to a cost cap, Georgia Power did not seek rate recovery for these cost increases included in the current base capital cost forecast (or any related financing costs) in the nineteenth VCM report that was filed with the Georgia PSC on August 31, 2018. In connection with future VCM filings, Georgia Power may request the Georgia PSC to evaluate costs currently included in the construction contingency estimate for rate recovery as and when they are appropriately included in the base capital cost forecast. After considering the significant level of uncertainty that exists regarding the future recoverability of costs included in the construction contingency estimate since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in these future regulatory proceedings, Georgia Power recorded a total pre-tax charge to income of $1.1 billion ($0.8 billion after tax) in the second quarter 2018, which includes the total increase in the base capital cost forecast and construction contingency estimate.
As construction continues, challenges with management of contractors, subcontractors, and vendors; labor productivity, availability, and/or cost escalation; procurement, fabrication, delivery, assembly, and/or installation, including any required engineering changes, of plant systems, structures, and components (some of which are based on new technology that only recently began initial operation in the global nuclear industry at this scale); or other issues could arise and change the projected schedule and estimated cost. Monthly construction production targets required to maintain the current project schedule continue to increase significantly through the remainder of 2018 and into 2019. To meet these increasing monthly targets, existing craft construction productivity must improve and additional craft laborers must be retained and deployed.
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the NRC. Various design and other licensing-based compliance matters, including the timely resolution of Inspections, Tests, Analyses, and Acceptance Criteria (ITAAC) and the related approvals by the NRC, may arise, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.
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
Joint Owner Contracts
In November 2017, the Vogtle Owners entered into an amendment to their joint ownership agreements for Plant Vogtle Units 3 and 4 to provide for, among other conditions, additional Vogtle Owner approval requirements. Effective August 31, 2018, the Vogtle Owners further amended the joint ownership agreements to clarify and provide procedures for certain provisions of the joint ownership agreements related to adverse events that require the vote of the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 to continue construction (as amended, and together with the November 2017 amendment, the Vogtle Joint Ownership Agreements). The Vogtle Joint Ownership Agreements also confirm that the Vogtle Owners' sole recourse against Georgia Power or Southern Nuclear for any action or inaction in connection with their performance as agent for the Vogtle Owners is limited to removal of Georgia Power and/or Southern Nuclear as agent, except in cases of willful misconduct.
As a result of the increase in the total project capital cost forecast and Georgia Power's decision not to seek rate recovery of the increase in the base capital costs as described above, the holders of at least 90% of the ownership

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

interests in Plant Vogtle Units 3 and 4 were required to vote to continue construction. On September 26, 2018, the Vogtle Owners unanimously voted to continue construction of Plant Vogtle Units 3 and 4.
Amendments to the Vogtle Joint Ownership Agreements
In connection with the vote to continue construction, Georgia Power entered into (i) the Vogtle Owner Term Sheet with the other Vogtle Owners and MEAG's wholly-owned subsidiaries MEAG SPVJ, MEAG Power SPVM, LLC (MEAG SPVM), and MEAG Power SPVP, LLC (MEAG SPVP) to take certain actions which partially mitigate potential financial exposure for the other Vogtle Owners, including additional amendments to the Vogtle Joint Ownership Agreements and the purchase of PTCs from the other Vogtle Owners, and (ii) a term sheet (MEAG Term Sheet and, together with the Vogtle Owner Term Sheet, Term Sheets) with MEAG and MEAG SPVJ to provide funding with respect to MEAG SPVJ's ownership interest in Plant Vogtle Units 3 and 4 (Project J) under certain circumstances. Pursuant to the Vogtle Owner Term Sheet, the Vogtle Joint Ownership Agreements will be modified as follows: (i) each Vogtle Owner will pay its proportionate share of qualifying construction costs for Plant Vogtle Units 3 and 4 based on its ownership percentage up to the estimated cost at completion (EAC) for Plant Vogtle Units 3 and 4 which forms the basis of Georgia Power's forecast of $8.4 billion in the nineteenth VCM plus $800 million of additional construction costs; (ii) Georgia Power will be responsible for 55.7% of actual qualifying construction costs between $800 million and $1.6 billion over the EAC in the nineteenth VCM (resulting in $80 million of potential additional costs to Georgia Power), with the remaining Vogtle Owners responsible for 44.3% of such costs pro rata in accordance with their respective ownership interests; and (iii) Georgia Power will be responsible for 65.7% of qualifying construction costs between $1.6 billion and $2.1 billion over the EAC in the nineteenth VCM (resulting in a further $100 million of potential additional costs to Georgia Power), with the remaining Vogtle Owners responsible for 34.3% of such costs pro rata in accordance with their respective ownership interests.
If the EAC is revised and exceeds the EAC in the nineteenth VCM by more than $2.1 billion, each of the other Vogtle Owners will have a one-time option to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power's agreement to pay 100% of such Vogtle Owner's remaining share of total construction costs in excess of the EAC in the nineteenth VCM plus $2.1 billion. In this event, Georgia Power will have the option of cancelling the project in lieu of purchasing a portion of the ownership interest of any other Vogtle Owner. If Georgia Power accepts the offer to purchase a portion of another Vogtle Owner's ownership interest in Plant Vogtle Units 3 and 4, the ownership interest(s) to be conveyed from the tendering Vogtle Owner(s) to Georgia Power would be calculated based on the proportion of the cumulative amount of construction costs paid by each such tendering Vogtle Owner(s) and by Georgia Power as of the commercial operation date of Plant Vogtle Unit 4. For purposes of this calculation, payments made by Georgia Power on behalf of another Vogtle Owner in accordance with the second and third items described in the paragraph above would be treated as payments made by the applicable Vogtle Owner.
In the event the actual costs at completion are less than the EAC reflected in the nineteenth VCM report and Plant Vogtle Unit 3 is placed in service by the currently scheduled date of November 2021 or Plant Vogtle Unit 4 is placed in service by the currently scheduled date of November 2022, Georgia Power would be entitled to 60.7% of the cost savings with respect to the relevant unit and the remaining Vogtle Owners would be entitled to 39.3% of such savings on a pro rata basis in accordance with their respective ownership interests.
For purposes of the foregoing provisions, qualifying construction costs would not include costs (i) resulting from force majeure events, including governmental actions or inactions (or significant delays associated with issuance of such actions) that affect the licensing, completion, startup, operations, or financing of Plant Vogtle Units 3 and 4, administrative proceedings or litigation regarding ITAAC or other regulatory challenges to commencement of operation of Plant Vogtle Units 3 and 4, and changes in laws or regulations governing Plant Vogtle Units 3 and 4, (ii) legal fees and legal expenses incurred due to litigation with contractors or subcontractors that are not subsidiaries or affiliates of Southern Company, and (iii) additional costs caused by Vogtle Owner requests other than Georgia Power, except for the exercise of a right to vote granted under the Vogtle Joint Ownership Agreements, that increase costs by $100,000 or more.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Georgia Power is working with the other Vogtle Owners to clarify any interpretive issues related to the operation of certain of the above provisions of the Vogtle Owner Term Sheet.
Under the Vogtle Owner Term Sheet, the provisions of the Vogtle Joint Ownership Agreements requiring that Vogtle Owners holding 90% of the ownership interests in Plant Vogtle Units 3 and 4 vote to continue construction following certain adverse events (Project Adverse Events) will be modified. Pursuant to the Vogtle Joint Ownership Agreements and the Vogtle Owner Term Sheet, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction if certain Project Adverse Events occur, including: (i) the bankruptcy of Toshiba; (ii) the termination or rejection in bankruptcy of certain agreements, including the Vogtle Services Agreement, the Bechtel Agreement, or the agency agreement with Southern Nuclear; (iii) Georgia Power publicly announces its intention not to submit for rate recovery any portion of its investment in Plant Vogtle Units 3 and 4 or the Georgia PSC determines that any of Georgia Power's costs relating to the construction of Plant Vogtle Units 3 and 4 will not be recovered in retail rates, excluding any additional amounts paid by Georgia Power on behalf of the other Vogtle Owners pursuant to the Vogtle Owner Term Sheet provisions described above and the first 6% of costs during any six-month VCM reporting period that are disallowed by the Georgia PSC for recovery, or for which Georgia Power elects not to seek cost recovery, through retail rates; and (iv) an incremental extension of one year or more over the most recently approved schedule. Under the Vogtle Owner Term Sheet, Georgia Power may cancel the project at any time in its sole discretion.
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
The Vogtle Owner Term Sheet provides that if the holders of at least 90% of the ownership interests fail to vote in favor of continuing the project following any future Project Adverse Event, work on Plant Vogtle Units 3 and 4 would continue for a period of 30 days if the holders of more than 50% of the ownership interests vote in favor of continuing construction (Majority Voting Owners). In such a case, the Vogtle Owners (i) would agree to negotiate in good faith towards the resumption of the project, (ii) if no agreement was reached during such 30-day period, the project would be cancelled, and (iii) in the event of such a cancellation, the Majority Voting Owners would be obligated to reimburse any other Vogtle Owner for the costs it incurred during such 30-day negotiation period.
Purchase of PTCs During Commercial Operation
In addition, under the terms of the Vogtle Owner Term Sheet, Georgia Power agreed to purchase additional PTCs from OPC, Dalton, MEAG SPVM, MEAG SPVP, and MEAG SPVJ (to the extent any MEAG SPVJ PTC rights remain after any purchases required under the MEAG Term Sheet as described below) at varying purchase prices dependent upon the actual cost to complete construction of Plant Vogtle Units 3 and 4 as compared to the EAC included in the nineteenth VCM report. The purchases will be at the option of the applicable Vogtle Owner and will occur during the month after such PTCs are earned.
Potential Funding to MEAG Project J
Pursuant to the MEAG Term Sheet, if MEAG SPVJ is unable to make its payments due under the Vogtle Joint Ownership Agreements solely because (i) the conduct of JEA, such as JEA's legal challenges of its obligations under a PPA with MEAG (PPA-J), materially impedes access to capital markets for MEAG for Project J, or (ii) PPA-J is declared void by a court of competent jurisdiction or rejected by JEA under the applicable provisions of the U.S. Bankruptcy Code (each of (i) and (ii), a JEA Default), Georgia Power would purchase from MEAG SPVJ the rights to PTCs attributable to MEAG SPVJ's share of Plant Vogtle Units 3 and 4 (approximately 206 MWs) at varying prices dependent upon the stage of construction of Plant Vogtle Units 3 and 4. The aggregate purchase price of the PTCs, together with any advances made as described in the next paragraph, shall not exceed $300 million.
At the option of MEAG, as an alternative or supplement to Georgia Power's purchase of PTCs as described above, Georgia Power has agreed to provide up to $250 million in funding to MEAG for Project J in the form of advances

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(either advances under the Vogtle Joint Ownership Agreements or the purchase of MEAG Project J bonds, at the discretion of Georgia Power), subject to any required approvals of the Georgia PSC and the DOE.
In the event MEAG SPVJ certifies to Georgia Power that it is unable to fund its obligations under the Vogtle Joint Ownership Agreements as a result of a JEA Default and Georgia Power becomes obligated to provide funding as described above, MEAG is required to (i) assign to Georgia Power its right to vote on any future Project Adverse Event and (ii) diligently pursue JEA for its breach of PPA-J. In addition, Georgia Power agreed that it will not sue MEAG for any amounts due from MEAG SPVJ under MEAG's guarantee of MEAG SPVJ's obligations so long as MEAG SPVJ complies with the terms of the MEAG Term Sheet as to its payment obligations and the other provisions of the Vogtle Joint Ownership Agreements.
Under the terms of the MEAG Term Sheet, Georgia Power may decline to provide any funding in the form of advances, including in the event of a failure to receive any required Georgia PSC or DOE approvals, and cancel the project in lieu of providing such funding.
The ultimate outcome of these matters cannot be determined at this time.
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. As of September 30, 2018, Georgia Power had recovered approximately $1.8 billion of financing costs. Financing costs related to capital costs above $4.418 billion will be recovered through AFUDC; however, Georgia Power will not record AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery. Georgia Power expects to file on November 9, 2018 to increase the NCCR tariff by approximately $90 million annually, effective January 1, 2019, pending Georgia PSC approval.
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
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) certain recommendations made by Georgia Power in the seventeenth VCM report and modifying the Vogtle Cost Settlement Agreement. The Vogtle Cost Settlement Agreement, as modified by the January 11, 2018 order, resolved the following regulatory matters related to Plant Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the amounts paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and related Customer Refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and deemed reasonable Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap and that prudence decisions on cost recovery will be made at a later date,

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC in the 2013 ARP) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that upon Unit 3 reaching commercial operation, retail base rates would be adjusted to include carrying costs on those capital costs deemed prudent in the Vogtle Cost Settlement Agreement. The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $25 million in 2017 and are estimated to have negative earnings impacts of approximately $100 million in 2018 and an aggregate of $680 million from 2019 to 2022.
In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
On February 12, 2018, Georgia Interfaith Power & Light, Inc. and Partnership for Southern Equity, Inc. filed a petition appealing the Georgia PSC's January 11, 2018 order with the Fulton County Superior Court. On March 8, 2018, Georgia Watch filed a similar appeal to the Fulton County Superior Court for judicial review of the Georgia PSC's final decision and denial of Georgia Watch's motion for reconsideration. Georgia Power believes the two appeals have no merit; however, an adverse outcome in either appeal combined with subsequent adverse action by the Georgia PSC could have a material impact on Georgia Power's results of operations, financial condition, and liquidity.
The Georgia PSC has approved eighteen VCM reports covering the periods through December 31, 2017, including total construction capital costs incurred through that date of $4.9 billion (before $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related Customer Refunds). On August 31, 2018, Georgia Power filed its nineteenth VCM report with the Georgia PSC, which requested approval of $578 million of construction capital costs incurred from January 1, 2018 through June 30, 2018.
The ultimate outcome of these matters cannot be determined at this time.
See RISK FACTORS of Georgia Power in Item 1A herein and in the Form 10-K for a discussion of certain risks associated with the licensing, construction, and operation of nuclear generating units, including potential impacts that could result from a major incident at a nuclear facility anywhere in the world.
DOE Financing
As of September 30, 2018, Georgia Power had borrowed $2.6 billion related to Plant Vogtle Units 3 and 4 costs through the Loan Guarantee Agreement and a multi-advance credit facility among Georgia Power, the DOE, and the FFB, which provides for borrowings of up to $3.46 billion, subject to the satisfaction of certain conditions. In September 2017, the DOE issued a conditional commitment to Georgia Power for up to approximately $1.67 billion in additional guaranteed loans under the Loan Guarantee Agreement. In September 2018, the DOE extended the conditional commitment to March 31, 2019. Any further extension must be approved by the DOE. Final approval and issuance of these additional loan guarantees by the DOE cannot be assured and are subject to the negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions. See Note 6 to the financial statements of Georgia Power under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information, including applicable covenants, events of default, mandatory prepayment events (including any decision not to continue construction of Plant Vogtle Units 3 and 4), and conditions to borrowing.
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
Estimated Cost, Schedule, and Rate Recovery for the Construction of Plant Vogtle Units 3 and 4
In December 2016, the Georgia PSC approved the Vogtle Cost Settlement Agreement, which resolved certain prudency matters in connection with Georgia Power's fifteenth VCM report. In December 2017, the Georgia PSC approved Georgia Power's seventeenth VCM report, which included a recommendation to continue construction of Plant Vogtle Units 3 and 4, with Southern Nuclear serving as project manager and Bechtel serving as the primary construction contractor, as well as a modification of the Vogtle Cost Settlement Agreement. The Georgia PSC's related order stated that under the modified Vogtle Cost Settlement Agreement, (i) none of the $3.3 billion of costs incurred through December 31, 2015 should be disallowed as imprudent; (ii) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs; (iii) Georgia Power would have the burden of proof to show that any capital costs above $5.68 billion were prudent; (iv) Georgia Power's total project capital cost forecast of $7.3 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and approximately $188 million in related Customer Refunds) was found reasonable and did not represent a cost cap; and (v) prudence decisions would be made subsequent to achieving fuel load for Unit 4.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In its order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
In the second quarter 2018, Georgia Power revised its base cost forecast and estimated contingency to complete construction and start-up of Plant Vogtle Units 3 and 4 to $8.0 billion and $0.4 billion, respectively, for a total project capital cost forecast of $8.4 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and approximately $188 million in related Customer Refunds). Although Georgia Power believes these incremental costs are reasonable and necessary to complete the project and the Georgia PSC has stated the $7.3 billion estimate included in the seventeenth VCM proceeding does not represent a cost cap, Georgia Power did not seek rate recovery for the $0.7 billion increase in costs included in the revised base capital cost forecast in the nineteenth VCM report filed with the Georgia PSC on August 31, 2018. In connection with future VCM filings, Georgia Power may request the Georgia PSC to evaluate costs included in the revised construction contingency estimate for rate recovery as and when they are appropriately included in the base capital cost forecast. After considering the significant level of uncertainty that exists regarding the future recoverability of costs included in the construction contingency estimate since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in these future regulatory proceedings, Georgia Power recorded a total pre-tax charge to income of $1.1 billion ($0.8 billion after tax) in the second quarter 2018.
Georgia Power's revised cost estimate reflects an expected in-service date of November 2021 for Unit 3 and November 2022 for Unit 4.
As construction continues, challenges with management of contractors, subcontractors, and vendors; labor productivity, availability, and/or cost escalation; procurement, fabrication, delivery, assembly, and/or installation, including any required engineering changes, of plant systems, structures, and components (some of which are based on new technology that only recently began initial operation in the global nuclear industry at this scale); or other issues could arise and change the projected schedule and estimated cost. Monthly construction production targets required to maintain the current project schedule continue to increase significantly through the remainder of 2018 and into 2019. To meet these increasing monthly targets, existing craft construction productivity must improve and additional craft laborers must be retained and deployed.
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the NRC. Various design and other licensing-based compliance matters, including the timely resolution of ITAAC and the related approvals by the NRC, may arise, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.
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
Recently Issued Accounting Standards
See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Recently Issued Accounting Standards" of Georgia Power in Item 7 of the Form 10-K for additional information regarding ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). See Note (A) to the Condensed Financial Statements herein for information regarding Georgia Power's recently adopted accounting standards.
In 2016, the FASB issued ASU No. 2016-02, which requires lessees to recognize on the balance sheet a lease liability and a right-of-use asset for all leases. ASU 2016-02 also changes the recognition, measurement, and presentation of expense associated with leases and provides clarification regarding the identification of certain components of contracts that would represent a lease. The accounting required by lessors is relatively unchanged. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and Georgia Power will adopt the new standard effective January 1, 2019.
Georgia Power has elected the transition methodology provided by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, whereby it will apply the requirements of ASU 2016-02 on a prospective basis as of the adoption date of January 1, 2019, without restating prior periods. Georgia Power expects to elect the package of practical expedients provided by ASU 2016-02 that allows prior determinations of whether existing contracts are, or contain, leases and the classification of existing leases to continue without reassessment. Additionally, Georgia Power expects to apply the use-of-hindsight practical expedient in determining lease terms as of the date of adoption and to elect the practical expedient that allows existing land easements not previously accounted for as leases not to be reassessed. Georgia Power also expects to make accounting policy elections to account for short-term leases in all asset classes as off-balance sheet leases and to combine lease and non-lease components in the computations of lease obligations and right-of-use assets for most asset classes.
Georgia Power is continuing to complete the implementation of an information technology system to track and account for its leases and of changes to its internal controls and accounting policies to support the accounting for leases under ASU 2016-02. Georgia Power has substantially completed its lease inventory and determined its most significant leases involve PPAs and real estate. While Georgia Power has not yet determined the ultimate impact, adoption of ASU 2016-02 is expected to result in recording lease liabilities and right-of-use assets on Georgia Power's balance sheet each totaling approximately $1.8 billion, with no material impact on Georgia Power's statement of income.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Georgia Power in Item 7 of the Form 10-K for additional information. Georgia Power's financial condition remained stable at September 30, 2018. Georgia Power intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $2.23 billion for the first nine months of 2018 compared to $1.48 billion for the corresponding period in 2017. The increase was primarily due to the timing of vendor and property tax payments, a decrease in current income taxes related to the Tax Reform Legislation, income tax refunds

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

received, increased fuel cost recovery, and the timing of fossil fuel stock purchases, partially offset by payments of customer refunds primarily related to the Guarantee Settlement Agreement. Net cash used for investing activities totaled $2.21 billion for the first nine months of 2018 primarily related to installation of equipment to comply with environmental standards and construction of generation, transmission, and distribution facilities, including $0.9 billion related to the construction of Plant Vogtle Units 3 and 4. Net cash used for financing activities totaled $492 million for the first nine months of 2018 primarily due to payments of common stock dividends, the redemption and repurchase of senior notes, and pollution control revenue bond purchases, partially offset by capital contributions from Southern Company. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2018 include an increase of $2.3 billion in paid-in capital primarily due to capital contributions received from Southern Company, a decrease of $1.6 billion in long-term debt (including securities due within one year) primarily due to the redemption and repurchase of senior notes and the purchase of pollution control revenue bonds, and an increase of $0.5 billion in property, plant, and equipment to comply with environmental standards and the construction of generation, transmission, and distribution facilities, net of the $1.1 billion charge related to the construction of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power's capital requirements and contractual obligations. Approximately $511 million will be required through September 30, 2019 to fund maturities of long-term debt. See "Sources of Capital" herein for additional information. Also see FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Nuclear Construction" for additional information regarding Plant Vogtle Units 3 and 4.
Georgia Power's construction program is currently estimated to total approximately $3.5 billion for 2018, $3.6 billion for 2019, $2.8 billion for 2020, $2.7 billion for 2021, and $2.4 billion for 2022. These amounts include expenditures of approximately $1.4 billion, $1.4 billion, $0.9 billion, $1.0 billion, and $0.6 billion for the construction of Plant Vogtle Units 3 and 4 in 2018, 2019, 2020, 2021, and 2022, respectively. These amounts also include capital expenditures related to contractual purchase commitments for nuclear fuel and capital expenditures covered under LTSAs. Estimated capital expenditures to comply with environmental laws and regulations included in these amounts are $0.5 billion, $0.1 billion, $0.2 billion, $0.2 billion, and $0.2 billion for 2018, 2019, 2020, 2021, and 2022, respectively. These estimated expenditures do not include any potential compliance costs associated with pending regulation of CO2 emissions from fossil fuel-fired electric generating units.
Georgia Power also anticipates costs associated with closure and monitoring of ash ponds in accordance with the CCR Rule, which are reflected in Georgia Power's ARO liabilities. These costs, which are expected to change as Georgia Power continues to refine its assumptions underlying the cost estimates and evaluate the method and timing of compliance activities, are estimated to be $0.2 billion per year for 2018 through 2020 and $0.3 billion per year for 2021 and 2022. For information regarding expected changes to these cost estimates during the fourth quarter 2018, see FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" and Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein. Also see Note 1 to the financial statements of Georgia Power under "Asset Retirement Obligations and Other Costs of Removal" in Item 8 of the Form 10-K for additional information on AROs.
The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental laws and regulations; the outcome of any legal challenges to environmental rules; changes in generating plants, including unit retirements and replacements and adding or changing fuel sources at existing generating units, to meet regulatory requirements; changes in FERC rules and regulations; Georgia PSC approvals; changes in the expected environmental compliance program; changes in legislation; the cost and

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

efficiency of construction labor, equipment, and materials; project scope and design changes; storm impacts; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. The construction program also includes Plant Vogtle Units 3 and 4, which includes components based on new technology that only recently began initial operation in the global nuclear industry at scale and which may be subject to additional revised cost estimates during construction. The ability to control costs and avoid cost and schedule overruns during the development, construction, and operation of new facilities is subject to a number of factors, including, but not limited to, changes in labor costs, availability, and productivity, challenges with management of contractors, subcontractors, or vendors, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction, operating, or other agreements, operational readiness, including specialized operator training and required site safety programs, unforeseen engineering or design problems, start-up activities (including major equipment failure and system integration), and/or operational performance. See Note 3 to the financial statements of Georgia Power under "Retail Regulatory Matters – Nuclear Construction" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for information regarding additional factors that may impact construction expenditures.
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
In 2014, Georgia Power entered into the Loan Guarantee Agreement with the DOE, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4. Under the Loan Guarantee Agreement, the DOE agreed to guarantee borrowings of up to $3.46 billion (not to exceed 70% of Eligible Project Costs) to be made by Georgia Power under a multi-advance credit facility (FFB Credit Facility) among Georgia Power, the DOE, and the FFB. As of September 30, 2018, Georgia Power had borrowed $2.6 billion under the FFB Credit Facility. In July 2017, Georgia Power entered into an amendment to the Loan Guarantee Agreement, which provides that further advances are conditioned upon the DOE's approval of any agreements entered into in replacement of the Vogtle 3 and 4 Agreement and satisfaction of certain other conditions.
In September 2017, the DOE issued a conditional commitment to Georgia Power for up to approximately $1.67 billion of additional guaranteed loans under the Loan Guarantee Agreement. This conditional commitment expires on March 31, 2019, subject to any further extension approved by the DOE. Final approval and issuance of these additional loan guarantees by the DOE cannot be assured and are subject to the negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions. See Note 6 to the financial statements of Georgia Power under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information regarding the Loan Guarantee Agreement, including applicable covenants, events of default, mandatory prepayment events (including any decision not to continue construction of Plant Vogtle Units 3 and 4), and additional conditions to borrowing. Also see Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
At September 30, 2018, Georgia Power's current liabilities exceeded current assets by $552 million primarily due to long-term debt that is due within one year of $511 million. Georgia Power's current liabilities frequently exceed current assets because of scheduled maturities of long-term debt and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. Georgia Power intends to utilize operating cash flows, external security issuances, borrowings from financial institutions, and equity contributions from Southern

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company to fund its short-term capital needs. Georgia Power has substantial cash flow from operating activities and access to the capital markets and financial institutions to meet liquidity needs.
At September 30, 2018, Georgia Power had approximately $380 million of cash and cash equivalents. Georgia Power's committed credit arrangement with banks was $1.75 billion at September 30, 2018, of which $1.74 billion was unused. This credit arrangement expires in 2022.
This bank credit arrangement contains a covenant that limits debt levels and contains a cross-acceleration provision to other indebtedness (including guarantee obligations) of Georgia Power. Such cross-acceleration provision to other indebtedness would trigger an event of default if Georgia Power defaulted on indebtedness, the payment of which was then accelerated. At September 30, 2018, Georgia Power was in compliance with this covenant. This bank credit arrangement does not contain a material adverse change clause at the time of borrowing.
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
A portion of the $1.74 billion unused credit with banks is allocated to provide liquidity support to Georgia Power's pollution control revenue bonds and commercial paper program. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of September 30, 2018 was approximately $550 million. In addition, at September 30, 2018, Georgia Power had $345 million of pollution control revenue bonds outstanding that were required to be remarketed within the next 12 months.
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
Details of short-term borrowings were as follows:

	Short-term Debt at September 30, 2018		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$102	2.4%	$260	2.3%	$480

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2018.
Georgia Power believes the need for working capital can be adequately met by utilizing the commercial paper program, lines of credit, short-term bank notes, and operating cash flows.
Credit Rating Risk
At September 30, 2018, Georgia Power did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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
The maximum potential collateral requirements under these contracts at September 30, 2018 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB- and/or Baa3	$87
Below BBB- and/or Baa3	$1,025
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
On February 28, 2018, Fitch downgraded the senior unsecured long-term debt rating of Georgia Power to A from A+ with a negative outlook. On August 9, 2018, Fitch downgraded the senior unsecured long-term debt rating of Georgia Power to A- from A. On September 28, 2018, Fitch assigned a negative rating outlook to the ratings of Southern Company and certain of its subsidiaries (including Georgia Power).
On August 8, 2018, Moody's downgraded the senior unsecured debt rating of Georgia Power to Baa1 from A3. On September 28, 2018, Moody's revised its rating outlook for Georgia Power from negative to stable.
As a result of the Tax Reform Legislation, certain financial metrics, such as the funds from operations to debt percentage, used by the credit rating agencies to assess Southern Company and its subsidiaries, including Georgia Power, may be negatively impacted. The Tax Reform Settlement Agreement approved by the Georgia PSC on April 3, 2018 is expected to help mitigate these potential adverse impacts to certain credit metrics by allowing a higher retail equity ratio until the conclusion of Georgia Power's next base rate case, which is scheduled to be filed by July 1, 2019. See Note 3 to the financial statements of Georgia Power under "Retail Regulatory Matters – Rate Plans" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Georgia Power – Rate Plans" herein for additional information.
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
During 2018, Georgia Power purchased and held the following pollution control revenue bonds, which may be reoffered to the public at a later date:

•	$104.6 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), First Series 2013

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	$173 million aggregate principal amount of Development Authority of Bartow County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Bowen Project), First Series 2009

•	$55 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Fifth Series 1994

•	$65 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Second Series 2008

•	$71.735 million aggregate principal amount of Development Authority of Bartow County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Bowen Project), First Series 2013
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$341	$375	$932	$972
Wholesale revenues, non-affiliates	15	14	41	44
Wholesale revenues, affiliates	40	28	83	75
Other revenues	18	20	50	53
Total operating revenues	414	437	1,106	1,144
Operating Expenses:
Fuel	132	127	305	323
Purchased power	44	38	135	116
Other operations and maintenance	82	84	248	260
Depreciation and amortization	48	42	142	95
Taxes other than income taxes	33	33	91	88
Loss on Plant Scherer Unit 3	—	—	—	33
Total operating expenses	339	324	921	915
Operating Income	75	113	185	229
Other Income and (Expense):
Interest expense, net of amounts capitalized	(13)	(13)	(39)	(37)
Other income (expense), net	(3)	3	—	7
Total other income and (expense)	(16)	(10)	(39)	(30)
Earnings Before Income Taxes	59	103	146	199
Income taxes (benefit)	(4)	40	(1)	78
Net Income	63	63	147	121
Dividends on Preference Stock	—	—	—	4
Net Income After Dividends on Preference Stock	$63	$63	$147	$117
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Net Income	$63	$63	$147	$121
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $-, $-, $-, and $(1), respectively	—	—	—	(1)
Total other comprehensive income (loss)	—	—	—	(1)
Comprehensive Income	$63	$63	$147	$120
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017
	(in millions)
Operating Activities:
Net income	$147	$121
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	147	100
Deferred income taxes	(45)	57
Loss on Plant Scherer Unit 3	—	33
Other, net	(10)	(5)
Changes in certain current assets and liabilities —
-Receivables	(5)	(65)
-Other current assets	9	18
-Accrued taxes	35	21
-Accrued compensation	(9)	(10)
-Over recovered regulatory clause revenues	39	(8)
-Other current liabilities	10	10
Net cash provided from operating activities	318	272
Investing Activities:
Property additions	(207)	(142)
Cost of removal, net of salvage	(18)	(16)
Change in construction payables	5	(9)
Other investing activities	(18)	(6)
Net cash used for investing activities	(238)	(173)
Financing Activities:
Increase (decrease) in notes payable, net	5	(268)
Proceeds —
Common stock issued to parent	—	175
Capital contributions from parent company	40	7
Senior notes	—	300
Redemptions —
Preference stock	—	(150)
Senior notes	—	(85)
Payment of common stock dividends	(115)	(94)
Other financing activities	(1)	(3)
Net cash used for financing activities	(71)	(118)
Net Change in Cash, Cash Equivalents, and Restricted Cash	9	(19)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	28	56
Cash, Cash Equivalents, and Restricted Cash at End of Period	$37	$37
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $- and $- capitalized for 2018 and 2017, respectively)	$26	$24
Income taxes, net	28	19
Noncash transactions — Accrued property additions at end of period	31	25
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2018	At December 31, 2017
	(in millions)
Current Assets:
Cash and cash equivalents	$37	$28
Receivables —
Customer accounts receivable	100	76
Unbilled revenues	69	67
Under recovered regulatory clause revenues	—	27
Affiliated	20	14
Other	5	7
Accumulated provision for uncollectible accounts	(1)	(1)
Fossil fuel stock	58	63
Materials and supplies	61	57
Other regulatory assets, current	47	56
Other current assets	13	21
Total current assets	409	415
Property, Plant, and Equipment:
In service	5,313	5,196
Less: Accumulated provision for depreciation	1,540	1,461
Plant in service, net of depreciation	3,773	3,735
Construction work in progress	152	91
Total property, plant, and equipment	3,925	3,826
Deferred Charges and Other Assets:
Deferred charges related to income taxes	30	31
Other regulatory assets, deferred	495	502
Other deferred charges and assets	46	23
Total deferred charges and other assets	571	556
Total Assets	$4,905	$4,797
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2018	At December 31, 2017
	(in millions)
Current Liabilities:
Notes payable	$50	$45
Accounts payable —
Affiliated	64	52
Other	67	75
Customer deposits	35	35
Accrued taxes	45	10
Accrued interest	20	9
Accrued compensation	30	39
Deferred capacity expense, current	22	22
Asset retirement obligations, current	43	37
Other regulatory liabilities, current	69	—
Other current liabilities	20	27
Total current liabilities	465	351
Long-term Debt	1,285	1,285
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	542	537
Deferred credits related to income taxes	380	458
Employee benefit obligations	96	102
Deferred capacity expense	81	97
Asset retirement obligations, deferred	121	105
Other cost of removal obligations	218	221
Other regulatory liabilities, deferred	51	43
Other deferred credits and liabilities	62	67
Total deferred credits and other liabilities	1,551	1,630
Total Liabilities	3,301	3,266
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 20,000,000 shares
Outstanding — 7,392,717 shares	678	678
Paid-in capital	636	594
Retained earnings	291	259
Accumulated other comprehensive loss	(1)	—
Total common stockholder's equity	1,604	1,531
Total Liabilities and Stockholder's Equity	$4,905	$4,797
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2018 vs. THIRD QUARTER 2017
AND
YEAR-TO-DATE 2018 vs. YEAR-TO-DATE 2017

OVERVIEW
Gulf Power operates as a vertically integrated utility providing electric service to retail customers within its traditional service territory located in northwest Florida and to wholesale customers in the Southeast.
On May 20, 2018, Southern Company entered into a stock purchase agreement with NextEra Energy to sell Gulf Power for an aggregate cash purchase price of $5.75 billion (less the amount of indebtedness assumed at closing, which is currently estimated at approximately $1.3 billion), subject to certain adjustments. The completion of the sale is expected to occur in the first quarter 2019 and is subject to the satisfaction or waiver of certain closing conditions. The ultimate outcome of this matter cannot be determined at this time. See Note (J) to the Condensed Financial Statements under "Southern Company's Sale of Gulf Power" herein for additional information.
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
The Gulf Power Tax Reform Settlement Agreement results in annual reductions to Gulf Power's revenues of $18.2 million from base rates and $15.6 million from environmental cost recovery rates implemented April 1, 2018 and also provided for a one-time refund of $69.4 million for the retail portion of unprotected (not subject to normalization) deferred tax liabilities through a reduced fuel cost recovery rate over the remainder of 2018. Through September 30, 2018, approximately $53 million of this refund has been reflected in customer bills. As a result of the Gulf Power Tax Reform Settlement Agreement, the Florida PSC also approved an increase in Gulf Power's maximum equity ratio from 52.5% to 53.5% for all retail regulatory purposes.
As part of the Gulf Power Tax Reform Settlement Agreement, a limited scope proceeding to address protected deferred tax liabilities consistent with IRS normalization principles was initiated on April 30, 2018. On October 30, 2018, the Florida PSC approved a $9.6 million annual reduction in base rate revenues effective January 2019, which concluded this proceeding. Through September 30, 2018, Gulf Power has deferred $7 million of related 2018 tax benefits as a regulatory liability to be refunded to retail customers in 2019 through Gulf Power's fuel cost recovery rate.
See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Retail Base Rate Cases" in Item 8 of the Form 10-K for additional information.
On October 10, 2018, Hurricane Michael made landfall on the Gulf Coast of Florida causing substantial damage in Gulf Power's service territory. Gulf Power currently estimates the costs of repairing the damages to its transmission and distribution lines and uninsured facilities will total approximately $350 million to $400 million, which primarily will be charged to the property damage reserve or capitalized. At September 30, 2018, Gulf Power had a balance of approximately $48 million in its property damage reserve. In accordance with the 2017 Gulf Power Rate Case Settlement Agreement, Gulf Power can petition the Florida PSC to seek recovery of the costs associated with

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Hurricane Michael, along with replenishing the property damage reserve to approximately $40 million. The ultimate outcome of this matter cannot be determined at this time. See Note 1 to the financial statements of Gulf Power under "Property Damage Reserve" in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Storm Damage Cost Recovery" herein for additional information.
Gulf Power continues to focus on several key performance indicators including, but not limited to, customer satisfaction, plant availability, system reliability, and net income.
RESULTS OF OPERATIONS
Net Income

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$30	25.6
Gulf Power's net income after dividends on preference stock for the third quarter 2018 and the corresponding period in 2017 was $63 million. Net income reflects lower federal income tax expense as a result of the Tax Reform Legislation, substantially offset by a reduction in retail revenues related to the Gulf Power Tax Reform Settlement Agreement.
Gulf Power's net income after dividends on preference stock for year-to-date 2018 was $147 million compared to $117 million for the corresponding period in 2017. The increase was primarily due to higher retail base revenues effective July 2017 and the first quarter 2017 write-down of $32.5 million ($20 million after tax) of Gulf Power's ownership of Plant Scherer Unit 3 in accordance with the 2017 Gulf Power Rate Case Settlement Agreement, partially offset by depreciation credits recognized in 2017. In addition, the increase in net income reflects lower federal income tax expense as a result of the Tax Reform Legislation, partially offset by a reduction in retail revenues related to the Gulf Power Tax Reform Settlement Agreement.
See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Retail Base Rate Cases" in Item 8 of the Form 10-K for additional information regarding the 2017 Gulf Power Rate Case Settlement Agreement.
Retail Revenues

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(34)	(9.1)	$(40)	(4.1)
In the third quarter 2018, retail revenues were $341 million compared to $375 million for the corresponding period in 2017. For year-to-date 2018, retail revenues were $932 million compared to $972 million for the corresponding period in 2017.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the changes in retail revenues were as follows:

	Third Quarter 2018		Year-to-Date 2018
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$375		$972
Estimated change resulting from –
Rates and pricing	(35)	(9.3)	(51)	(5.2)
Sales growth (decline)	(2)	(0.6)	2	0.2
Weather	6	1.6	16	1.6
Fuel and other cost recovery	(3)	(0.8)	(7)	(0.7)
Retail – current year	$341	(9.1)%	$932	(4.1)%
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
Revenues associated with changes in rates and pricing decreased in the third quarter and year-to-date 2018 when compared to the corresponding periods in 2017 primarily due to a decrease in revenues effective January 1, 2018 due to the Gulf Power Tax Reform Settlement Agreement. In addition, the year-to-date 2018 amounts were partially offset by an increase in retail base rates effective July 2017 in accordance with the 2017 Gulf Power Rate Case Settlement Agreement.
Revenues attributable to changes in sales decreased in the third quarter 2018 when compared to the corresponding period in 2017. For the third quarter 2018, weather-adjusted KWH sales to residential customers decreased 3.9% due to lower customer usage, primarily resulting from efficiency improvements, partially offset by customer growth. Weather-adjusted KWH sales to commercial customers decreased 2.5% primarily due to lower energy usage resulting from energy efficiency improvements in appliances and lighting. KWH sales to industrial customers increased 4.8% for the third quarter 2018 primarily due to decreased customer cogeneration levels and other changes in customers' operations.
Revenues attributable to changes in sales increased for year-to-date 2018 when compared to the corresponding period in 2017. For year-to-date 2018, weather-adjusted KWH sales to residential customers were essentially flat due to lower customer usage, primarily resulting from efficiency improvements, offset by customer growth. Weather-adjusted KWH sales to commercial customers decreased 0.7% primarily due to lower energy usage resulting from energy efficiency improvements in appliances and lighting. KWH sales to industrial customers increased 1.3% year-to-date 2018 primarily due to changes in customer cogeneration levels.
Fuel and other cost recovery revenues decreased in the third quarter 2018 when compared to the corresponding period in 2017, primarily due to lower recoverable costs under the fuel cost recovery clause. Fuel and other cost recovery revenues decreased year-to-date 2018 when compared to the corresponding period in 2017, primarily due to lower recoverable costs under the purchased power capacity and fuel cost recovery clauses. Fuel and other cost recovery provisions include fuel expenses, the energy component of purchased power costs, purchased power capacity costs, the difference between projected and actual costs and revenues related to energy conservation and environmental compliance, and a credit for certain wholesale revenues as a result of the 2017 Gulf Power Rate Case Settlement Agreement.
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
Wholesale Revenues – Affiliates

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$12	42.9	$8	10.7
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the revenue related to these energy sales generally offsets the cost of energy sold.
In the third quarter 2018, wholesale revenues from sales to affiliates were $40 million compared to $28 million for the corresponding period in 2017. The increase was primarily due to a 31.6% increase in KWH sales primarily resulting from increased generation to serve territorial load driven by warmer weather in the third quarter 2018 and a 7.9% increase in the price of energy sold to affiliates attributable to increased sales during peak load hours.
For year-to-date 2018, wholesale revenues from sales to affiliates were $83 million compared to $75 million for the corresponding period in 2017. The increase was primarily due to a 24.5% increase in the price of energy sold due to dispatching higher-priced generating resources driven by the colder weather in January 2018 and warmer weather in the third quarter 2018. Partially offsetting this increase was an 11.3% decrease in KWH sales primarily resulting from lower availability due to planned outages at Gulf Power generating units in the first half of 2018.
Fuel and Purchased Power Expenses

	Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$5	3.9	$(18)	(5.6)
Purchased power	6	15.8	19	16.4
Total fuel and purchased power expenses	$11		$1
In the third quarter 2018, total fuel and purchased power expenses were $176 million compared to $165 million for the corresponding period in 2017. The increase was primarily the result of a $21 million increase related to the volume of KWHs generated and purchased, partially offset by a $10 million decrease related to the lower average cost of fuel and purchased power due to lower natural gas prices.
For year-to-date 2018, total fuel and purchased power expenses were $440 million compared to $439 million for the corresponding period in 2017. The increase was primarily the result of a $31 million increase related to volume of KWHs generated and purchased, partially offset by a $30 million decrease related to the lower average cost of fuel and purchased power resulting from lower natural gas prices.
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

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of Gulf Power's generation and purchased power were as follows:

	Third Quarter 2018	Third Quarter 2017	Year-to-Date 2018	Year-to-Date 2017
Total generation (in millions of KWHs)	2,992	2,780	7,002	7,000
Total purchased power (in millions of KWHs)	2,016	1,686	4,997	4,362
Sources of generation (percent) –
Coal	61	59	53	55
Gas	39	41	47	45
Cost of fuel, generated (in cents per net KWH) –
Coal	3.06	3.04	3.12	3.15
Gas	3.40	3.71	3.25	3.60
Average cost of fuel, generated (in cents per net KWH)	3.19	3.31	3.18	3.35
Average cost of purchased power (in cents per net KWH)(*)	3.99	4.32	4.33	4.70

(*)	Average cost of purchased power includes fuel purchased by Gulf Power for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2018, fuel expense was $132 million compared to $127 million for the corresponding period in 2017. The increase was primarily due to a 7.6% increase in the volume of KWHs generated primarily to serve higher territorial load driven by warmer weather, partially offset by a 3.6% decrease in the average cost of fuel resulting from lower natural gas prices.
For year-to-date 2018, fuel expense was $305 million compared to $323 million for the corresponding period in 2017. The decrease was primarily due to a 5.1% decrease in the average cost of fuel resulting from lower natural gas prices.
Purchased Power
In the third quarter 2018, purchased power expense was $44 million compared to $38 million for the corresponding period in 2017. The increase was primarily due to a 19.6% increase in the volume of KWHs purchased due to higher territorial load driven by warmer weather, partially offset by a 7.6% decrease in the average cost of purchased power due to lower natural gas prices.
For year-to-date 2018, purchased power expense was $135 million compared to $116 million for the corresponding period in 2017. The increase was primarily due to a 14.6% increase in the volume of KWHs purchased primarily due to higher territorial load driven by colder weather in January 2018 and warmer weather in the third quarter 2018, partially offset by a 7.9% decrease in the average cost of purchased power due to lower natural gas prices.
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

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Operations and Maintenance Expenses

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(2)	(2.4)	$(12)	(4.6)
For year-to-date 2018, other operations and maintenance expenses were $248 million compared to $260 million for the corresponding period in 2017. The decrease was primarily due to decreases of $11 million in planned and routine generation maintenance expenses, including environmental expenditures, $3 million in energy service expenses, and $6 million in employee compensation and benefits, partially offset by a $9 million increase to the property damage reserve accrual. See Note 1 to the financial statements of Gulf Power under "Property Damage Reserve" in Item 8 of the Form 10-K for additional information.
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
Depreciation and Amortization

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$6	14.3	$47	49.5
In the third quarter 2018, depreciation and amortization was $48 million compared to $42 million for the corresponding period in 2017. The increase was primarily due to an increase in depreciation rates as authorized by the 2017 Gulf Power Rate Case Settlement Agreement.
For year-to-date 2018, depreciation and amortization was $142 million compared to $95 million for the corresponding period in 2017. The increase was primarily due to an increase in depreciation rates as authorized by the 2017 Gulf Power Rate Case Settlement Agreement and depreciation credits of $34 million recognized in year-to-date 2017 as authorized in a settlement agreement approved by the Florida PSC in 2013. See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Retail Base Rate Cases" in Item 8 of the Form 10-K for additional information.
Loss on Plant Scherer Unit 3
In the first quarter 2017, Gulf Power recorded a $32.5 million write-down related to its ownership of Plant Scherer Unit 3 in accordance with the 2017 Gulf Power Rate Case Settlement Agreement. See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Retail Base Rate Cases" in Item 8 of the Form 10-K for additional information.
Income Taxes (Benefit)

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(44)	(110.0)	$(79)	(101.3)
In the third quarter 2018, income tax benefit was $4 million compared to tax expense of $40 million for the corresponding period in 2017. For year-to-date 2018, income tax benefit was $1 million compared to income tax expense of $78 million for the corresponding period in 2017. The changes were primarily due to the reduction in the

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

federal income tax rate and the benefit from the flowback of excess deferred income taxes as a result of the Tax Reform Legislation as well as lower pre-tax earnings.
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
On May 20, 2018, Southern Company entered into a stock purchase agreement with NextEra Energy to sell all of the capital stock of Gulf Power for an aggregate cash purchase price of $5.75 billion (less the amount of indebtedness assumed at closing, which is currently estimated at approximately $1.3 billion), subject to (i) customary adjustments for indebtedness and working capital and (ii) reduction by the amount (if any) by which Gulf Power fails to meet a specified capital expenditure target. The completion of the sale is expected to occur in the first quarter 2019 and is subject to the satisfaction or waiver of certain closing conditions, including, among others, (i) approval by the FERC and the Federal Communications Commission, (ii) the entry into certain ancillary agreements, including transmission-related agreements and a transition services agreement, among the parties and their affiliates, and (iii) other customary closing conditions. See Note (J) to the Condensed Financial Statements under "Southern Company's Sale of Gulf Power" herein for additional information. The ultimate outcome of this matter cannot be determined at this time.
Environmental Matters
Gulf Power's operations are regulated by state and federal environmental agencies through a variety of laws and regulations governing air, water, land, and protection of other natural resources. Gulf Power maintains comprehensive environmental compliance and GHG strategies to assess upcoming requirements and compliance costs associated with these environmental laws and regulations. The costs, including capital expenditures, operations and maintenance costs, and costs reflected in ARO liabilities, required to comply with environmental laws and regulations and to achieve stated goals may impact future unit retirement and replacement decisions, results of operations, cash flows, and financial condition. Related costs may result from the installation of additional environmental controls, closure and monitoring of CCR facilities, unit retirements, and adding or changing fuel sources for certain existing units, as well as related upgrades to the transmission system. A major portion of these costs are expected to be recovered through existing ratemaking provisions. The ultimate impact of environmental laws and regulations and the GHG goals discussed below will depend on various factors, such as state adoption and

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

implementation of requirements, the availability and cost of any deployed technology, and the outcome of pending and/or future legal challenges.
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
The EPA published certain amendments to the CCR Rule, which became effective August 29, 2018. These amendments extend the date from April 2019 to October 31, 2020 to cease sending CCR and other waste streams to impoundments that demonstrate compliance with all except two specified criteria. These amendments also establish groundwater protection standards for four constituents that do not have established EPA maximum contaminant levels and allow a participating state director or the EPA (where the EPA is the permitting authority) to suspend groundwater monitoring requirements under certain circumstances. Specific site impacts are being evaluated by Gulf Power.
On October 15, 2018, the U.S. Court of Appeals for the District of Columbia Circuit issued a mandate that broadens the CCR Rule to regulate previously-excluded inactive surface impoundments (legacy units) located at retired generation facilities and challenges both the ability of unlined impoundments to continue operating and the classification of clay lined units. It is anticipated that the EPA will issue a series of rulemakings to address this court action. Gulf Power is evaluating the extent of potential impacts on legacy units but anticipates no significant impacts to its ongoing CCR strategy due to this mandate. The ultimate impact of these changes will not be known until the EPA rulemaking and any legal challenges are finalized.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Georgia Power continues to perform engineering studies related to its plans to close the ash ponds at all of its generating plants, including Plant Scherer Unit 3, which is jointly owned with Gulf Power, in compliance with federal and state CCR rules. Georgia Power also continues to refine its closure strategy and cost estimates for each ash pond and is preparing permit applications as required by the State of Georgia CCR rule. While Gulf Power believes its recorded liability for ash pond closures appropriately reflects its obligations under the current closure strategy elected for Plant Scherer Unit 3, changes to such strategy and cost estimate would likely result in additional closure costs which would increase Gulf Power's ARO liability. It is not currently possible to quantify the impacts of any increase related to a change in closure strategy and/or ongoing engineering studies for the current closure strategy, and the timing of future cash outflows is indeterminable at this time; however, the impact on the ARO liability is expected to be material. As permit applications advance, engineering studies continue, and the timing of the ash pond closure for Plant Scherer Unit 3 develops further during the fourth quarter 2018, Gulf Power will record any necessary changes to its ARO liability related to its share of Plant Scherer Unit 3. Gulf Power expects to continue to periodically update these cost estimates, which could increase further, as additional information becomes available. See Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein for additional information.
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
On August 31, 2018, the EPA published a proposed Clean Power Plan replacement rule known as the Affordable Clean Energy rule (ACE Rule), which would require states to develop unit-specific emission rate standards based on heat-rate efficiency improvements for existing fossil fuel-fired steam units. As proposed, combustion turbines, including natural gas combined cycles, are not affected sources. As of September 30, 2018, Gulf Power has ownership interests in seven fossil fuel-fired steam units to which the proposed ACE Rule is applicable. The ultimate impact of this rule to Gulf Power is currently unknown and will depend on changes between the proposal and the final rule, subsequent state plan developments and requirements, and any associated legal proceedings.
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
On May 4, 2018, the FERC issued an order terminating both proceedings, finding that the traditional electric operating companies (including Gulf Power) and Southern Power satisfy the FERC's standards for market-based

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

rates. On May 9, 2018, the traditional electric operating companies (including Gulf Power) and Southern Power made the compliance filing required by the order. These proceedings are concluded.
Open Access Transmission Tariff
On May 10, 2018, the Alabama Municipal Electric Authority and Cooperative Energy filed with the FERC a complaint against SCS and the traditional electric operating companies (including Gulf Power) claiming that the current 11.25% base ROE used in calculating the annual transmission revenue requirements of the traditional electric operating companies' (including Gulf Power's) open access transmission tariff is unjust and unreasonable as measured by the applicable FERC standards. The complaint requests that the base ROE be set no higher than 8.65% and that the FERC order refunds for the difference in revenue requirements that results from applying a just and reasonable ROE established in this proceeding upon determining the current ROE is unjust and unreasonable. On June 18, 2018, SCS and the traditional electric operating companies (including Gulf Power) filed their response challenging the adequacy of the showing presented by the complainants and offering support for the current ROE. On September 6, 2018, the FERC issued an order establishing a refund effective date of May 10, 2018 in the event a refund is due and initiating an investigation and settlement procedures regarding the current base ROE. Through September 30, 2018, the estimated maximum potential refund is not expected to be material to Gulf Power's results of operations. The ultimate outcome of this matter cannot be determined at this time.
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
Storm Damage Cost Recovery
See Note 1 to the financial statements of Gulf Power under "Property Damage Reserve" in Item 8 of the Form 10-K for information on how Gulf Power maintains a reserve for property damage to cover the cost of damages from major storms to its transmission and distribution lines and the cost of uninsured damages to its generating facilities and other property.
On October 10, 2018, Hurricane Michael made landfall on the Gulf Coast of Florida causing substantial damage in Gulf Power's service territory. Gulf Power currently estimates the costs of repairing the damages to its transmission and distribution lines and uninsured facilities will total approximately $350 million to $400 million, which primarily will be charged to the property damage reserve or capitalized. At September 30, 2018, Gulf Power had a balance of approximately $48 million in its property damage reserve. In accordance with the 2017 Gulf Power Rate Case Settlement Agreement, Gulf Power can petition the Florida PSC to seek recovery of the costs associated with Hurricane Michael, along with replenishing the property damage reserve to approximately $40 million. Any recovery from customers would begin, on an interim basis, 60 days following the filing of the cost recovery petition. The ultimate outcome of this matter cannot be determined at this time.
Retail Base Rate Case
As a continuation of the 2017 Gulf Power Rate Case Settlement Agreement, on March 26, 2018, the Florida PSC approved the Gulf Power Tax Reform Settlement Agreement.
The Gulf Power Tax Reform Settlement Agreement results in annual reductions to Gulf Power's revenues of $18.2 million from base rates and $15.6 million from environmental cost recovery rates implemented April 1, 2018 and also provided for a one-time refund of $69.4 million for the retail portion of unprotected (not subject to

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

normalization) deferred tax liabilities through a reduced fuel cost recovery rate over the remainder of 2018. Through September 30, 2018, approximately $53 million of this refund has been reflected in customer bills. As a result of the Gulf Power Tax Reform Settlement Agreement, the Florida PSC also approved an increase in Gulf Power's maximum equity ratio from 52.5% to 53.5% for all retail regulatory purposes.
As part of the Gulf Power Tax Reform Settlement Agreement, a limited scope proceeding to address protected deferred tax liabilities consistent with IRS normalization principles was initiated on April 30, 2018. On October 30, 2018, the Florida PSC approved a $9.6 million annual reduction in base rate revenues effective January 2019, which concluded this proceeding. Through September 30, 2018, Gulf Power has deferred $7 million of related 2018 tax benefits as a regulatory liability to be refunded to retail customers in 2019 through Gulf Power's fuel cost recovery rate.
See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Retail Base Rate Cases" in Item 8 of the Form 10-K for additional information.
Cost Recovery Clauses
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Cost Recovery Clauses" of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Cost Recovery Clauses" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Gulf Power – Cost Recovery Clauses" herein for additional information regarding Gulf Power's recovery of retail costs through various regulatory clauses and accounting orders. Gulf Power has four regulatory clauses which are approved by the Florida PSC.
On November 5, 2018, the Florida PSC approved Gulf Power's annual rate clause request for its fuel, purchased power capacity, environmental, and energy conservation cost recovery factors for 2019. The net effect of the approved changes is a $38 million decrease in annual revenues effective in January 2019, the majority of which will be offset by related expense decreases.
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
Recently Issued Accounting Standards
See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Recently Issued Accounting Standards" of Gulf Power in Item 7 of the Form 10-K for additional information regarding ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). See Note (A) to the Condensed Financial Statements herein for information regarding Gulf Power's recently adopted accounting standards.
In 2016, the FASB issued ASU No. 2016-02, which requires lessees to recognize on the balance sheet a lease liability and a right-of-use asset for all leases. ASU 2016-02 also changes the recognition, measurement, and presentation of expense associated with leases and provides clarification regarding the identification of certain components of contracts that would represent a lease. The accounting required by lessors is relatively unchanged. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and Gulf Power will adopt the new standard effective January 1, 2019.
Gulf Power has elected the transition methodology provided by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, whereby it will apply the requirements of ASU 2016-02 on a prospective basis as of the adoption date of January 1, 2019, without restating prior periods. Gulf Power expects to elect the package of practical expedients provided by ASU 2016-02 that allows prior determinations of whether existing contracts are, or contain, leases and the classification of existing leases to continue without reassessment. Additionally, Gulf Power expects to apply the use-of-hindsight practical expedient in determining lease terms as of the date of adoption and to elect the practical expedient that allows existing land easements not previously accounted for as leases not to be reassessed. Gulf Power also expects to make accounting policy elections to account for short-term leases in all asset classes as off-balance sheet leases and to combine lease and non-lease components in the computations of lease obligations and right-of-use assets for most asset classes.
Gulf Power is continuing to complete the implementation of an information technology system to track and account for its leases and of changes to its internal controls and accounting policies to support the accounting for leases under ASU 2016-02. Gulf Power has substantially completed its lease inventory and determined its most significant leases involve PPAs and real estate. While Gulf Power has not yet determined the ultimate impact, adoption of ASU 2016-02 is expected to result in recording lease liabilities and right-of-use assets on Gulf Power's balance sheet each totaling approximately $200 million, with no material impact on Gulf Power's statement of income.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Gulf Power in Item 7 of the Form 10-K for additional information. Gulf Power's financial condition remained stable at September 30, 2018. Gulf Power intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash provided from operating activities totaled $318 million for the first nine months of 2018 compared to $272 million for the corresponding period in 2017. The $46 million increase was primarily due to increased fuel cost recovery. Net cash used for investing activities totaled $238 million in the first nine months of 2018 primarily due to property additions. Net cash used for financing activities totaled $71 million for the first nine months of 2018 primarily due to the payment of common stock dividends, partially offset by capital contributions from Southern Company. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2018 include an increase of $99 million in property, plant, and equipment primarily due to additions at generation and distribution facilities; an increase of $69 million in other regulatory liabilities, current primarily due to over recovered cost recovery balances; and a decrease of $78 million in deferred credits related to income taxes primarily as a result of the Gulf Power Tax Reform Settlement Agreement. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Retail Base Rate Case" herein for additional information regarding the Gulf Power Tax Reform Settlement Agreement.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power's capital requirements and contractual obligations. There are no scheduled maturities of long-term debt through September 30, 2019. See "Financing Activities" herein for additional information.
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
At September 30, 2018, Gulf Power's current liabilities exceeded current assets by $56 million. Gulf Power's current liabilities may exceed current assets because of scheduled maturities of long-term debt and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs.
Gulf Power intends to utilize operating cash flows, external security issuances, and borrowings from financial institutions to fund its short-term capital needs. Gulf Power has substantial cash flow from operating activities and access to the capital markets and financial institutions to meet short-term liquidity needs, including funding needs related to Hurricane Michael. See Note 1 to the financial statements of Gulf Power under "Property Damage Reserve" in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Storm Damage Cost Recovery" herein for additional information.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2018, Gulf Power had approximately $37 million of cash and cash equivalents. Committed credit arrangements with banks at September 30, 2018 were as follows:

Expires					Executable Term Loans	Expires Within One Year
2018	2019	2020	Total	Unused	One Year	Term Out	No Term Out
(in millions)
$20	$25	$235	$280	$280	$45	$45	$—
See Note 6 to the financial statements of Gulf Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
Most of these bank credit arrangements contain covenants that limit debt levels and contain cross-acceleration provisions to other indebtedness (including guarantee obligations) of Gulf Power. Such cross-acceleration provisions to other indebtedness would trigger an event of default if Gulf Power defaulted on indebtedness, the payment of which was then accelerated. At September 30, 2018, Gulf Power was in compliance with all such covenants. A portion ($40 million) of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
Subject to applicable market conditions, Gulf Power expects to renew or replace its bank credit arrangements, as needed, prior to expiration. In connection therewith, Gulf Power may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
A portion of the $280 million unused credit arrangements with banks is allocated to provide liquidity support to Gulf Power's pollution control revenue bonds and commercial paper program. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of September 30, 2018 was approximately $82 million. In addition, at September 30, 2018, Gulf Power had approximately $58 million of fixed rate pollution control revenue bonds outstanding that were required to be remarketed within the next 12 months.
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
Details of short-term borrowings were as follows:

	Short-term Debt at September 30, 2018		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$50	2.5%	$59	2.3%	$136

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2018.
Gulf Power believes the need for working capital can be adequately met by utilizing the commercial paper program, lines of credit, short-term bank loans, and operating cash flows.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit Rating Risk
At September 30, 2018, Gulf Power did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, and energy price risk management.
The maximum potential collateral requirements under these contracts at September 30, 2018 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB- and/or Baa3	$117
Below BBB- and/or Baa3	$423
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
Financing Activities
Gulf Power did not issue or redeem any securities during the nine months ended September 30, 2018.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm recovery, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$254	$243	$660	$665
Wholesale revenues, non-affiliates	65	72	184	196
Wholesale revenues, affiliates	28	21	81	40
Other revenues	11	5	31	14
Total operating revenues	358	341	956	915
Operating Expenses:
Fuel	116	120	312	301
Purchased power	11	6	27	20
Other operations and maintenance	80	68	222	213
Depreciation and amortization	42	39	126	120
Taxes other than income taxes	28	25	83	77
Estimated loss on Kemper IGCC	1	34	45	3,155
Total operating expenses	278	292	815	3,886
Operating Income (Loss)	80	49	141	(2,971)
Other Income and (Expense):
Allowance for equity funds used during construction	—	1	—	72
Interest expense, net of amounts capitalized	(19)	13	(59)	(23)
Other income (expense), net	—	1	28	4
Total other income and (expense)	(19)	15	(31)	53
Earnings (Loss) Before Income Taxes	61	64	110	(2,918)
Income taxes (benefit)	14	24	23	(885)
Net Income (Loss)	47	40	87	(2,033)
Dividends on Preferred Stock	—	—	1	1
Net Income (Loss) After Dividends on Preferred Stock	$47	$40	$86	$(2,034)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Net Income (Loss)	$47	$40	$87	$(2,033)
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $-, $-, $(1), and $-, respectively	—	(1)	(1)	—
Reclassification adjustment for amounts included in net income, net of tax of $-, $-, $-, and $-, respectively	—	—	1	1
Total other comprehensive income (loss)	—	(1)	—	1
Comprehensive Income (Loss)	$47	$39	$87	$(2,032)
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017
	(in millions)
Operating Activities:
Net income (loss)	$87	$(2,033)
Adjustments to reconcile net income (loss) to net cash provided from operating activities —
Depreciation and amortization, total	129	144
Deferred income taxes	420	(1,159)
Allowance for equity funds used during construction	—	(72)
Estimated loss on Kemper IGCC	21	3,148
Other, net	5	(26)
Changes in certain current assets and liabilities —
-Receivables	(46)	438
-Fossil fuel stock	(2)	21
-Other current assets	(5)	(9)
-Accounts payable	(3)	(21)
-Accrued taxes	57	20
-Accrued compensation	(9)	(12)
-Over recovered regulatory clause revenues	20	(47)
-Other current liabilities	(18)	(31)
Net cash provided from operating activities	656	361
Investing Activities:
Property additions	(117)	(411)
Construction payables	(9)	(47)
Payments pursuant to LTSAs	(28)	(10)
Other investing activities	(16)	(15)
Net cash used for investing activities	(170)	(483)
Financing Activities:
Decrease in notes payable, net	(4)	(23)
Proceeds —
Senior notes	600	—
Short-term borrowings	300	113
Capital contributions from parent company	(2)	1,002
Long-term debt to parent company	—	40
Redemptions —
Other long-term debt	(900)	(300)
Short-term borrowings	(300)	(109)
Pollution control revenue bonds	(43)	—
Long-term debt to parent company	—	(591)
Other financing activities	(6)	(3)
Net cash provided from (used for) financing activities	(355)	129
Net Change in Cash, Cash Equivalents, and Restricted Cash	131	7
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	248	224
Cash, Cash Equivalents, and Restricted Cash at End of Period	$379	$231
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (paid $57 and $73, net of $- and $28 capitalized for 2018 and 2017, respectively)	$57	$45
Income taxes, net	(483)	(209)
Noncash transactions — Accrued property additions at end of period	23	32
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2018	At December 31, 2017
	(in millions)
Current Assets:
Cash and cash equivalents	$379	$248
Receivables —
Customer accounts receivable	49	36
Unbilled revenues	43	41
Income taxes receivable, current	3	4
Affiliated	35	16
Other accounts and notes receivable	47	12
Fossil fuel stock	19	17
Materials and supplies, current	52	44
Other regulatory assets, current	110	125
Other current assets	4	9
Total current assets	741	552
Property, Plant, and Equipment:
In service	4,819	4,773
Less: Accumulated provision for depreciation	1,389	1,325
Plant in service, net of depreciation	3,430	3,448
Construction work in progress	106	84
Total property, plant, and equipment	3,536	3,532
Other Property and Investments	24	30
Deferred Charges and Other Assets:
Deferred charges related to income taxes	34	35
Other regulatory assets, deferred	466	437
Accumulated deferred income taxes	—	247
Other deferred charges and assets	16	33
Total deferred charges and other assets	516	752
Total Assets	$4,817	$4,866
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2018	At December 31, 2017
	(in millions)
Current Liabilities:
Securities due within one year	$204	$989
Notes payable	—	4
Accounts payable —
Affiliated	55	59
Other	90	96
Accrued taxes —
Accrued income taxes	75	40
Other accrued taxes	74	101
Accrued interest	21	16
Accrued compensation	30	39
Accrued plant closure costs	30	35
Asset retirement obligations, current	41	37
Other current liabilities	56	47
Total current liabilities	676	1,463
Long-term Debt	1,532	1,097
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	193	—
Deferred credits related to income taxes	420	372
Employee benefit obligations	111	116
Asset retirement obligations, deferred	136	137
Other cost of removal obligations	181	178
Other regulatory liabilities, deferred	75	79
Other deferred credits and liabilities	17	33
Total deferred credits and other liabilities	1,133	915
Total Liabilities	3,341	3,475
Redeemable Preferred Stock	33	33
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 1,130,000 shares
Outstanding — 1,121,000 shares	38	38
Paid-in capital	4,528	4,529
Accumulated deficit	(3,119)	(3,205)
Accumulated other comprehensive loss	(4)	(4)
Total common stockholder's equity	1,443	1,358
Total Liabilities and Stockholder's Equity	$4,817	$4,866
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2018 vs. THIRD QUARTER 2017
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
On July 27, 2018, Mississippi Power and the Mississippi Public Utilities Staff (MPUS) entered into a settlement agreement with respect to the 2018 PEP filing and all unresolved PEP filings for prior years (PEP Settlement Agreement), which was approved by the Mississippi PSC on August 7, 2018. Rates under the PEP Settlement Agreement, which result in approximately $21.6 million in additional revenue annually, became effective with the first billing cycle of September 2018.
On August 3, 2018, Mississippi Power and the MPUS entered into a settlement agreement to increase rates approximately $17 million annually with respect to the 2018 ECO Plan filing (ECO Settlement Agreement), which was approved by the Mississippi PSC on August 7, 2018. Rates under the ECO Settlement Agreement became effective with the first billing cycle of September 2018.
The PEP and ECO Plan rates are expected to continue through the conclusion of the next base rate proceeding which is scheduled to be filed in the fourth quarter 2019 (2019 Base Rate Case).
On May 8, 2018, the Mississippi PSC issued an order to begin an operations review of Mississippi Power, which began in August 2018, with the final report expected by February 28, 2019. Mississippi Power expects that the review will include, but not be limited to, a comparative analysis of its costs, its cost recovery framework, and ways in which it may streamline management operations for the reasonable benefit of ratepayers. The ultimate outcome of this matter cannot be determined at this time.
See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters" and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Mississippi Power" herein for additional information.
On October 2, 2018, the Mississippi PSC approved the executed agreements between Mississippi Power and its largest retail customer, Chevron Products Company (Chevron), for Mississippi Power to continue providing retail service to the Chevron refinery in Pascagoula, Mississippi through 2038. The new agreements are not expected to have a material impact on earnings. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "General" of Mississippi Power in Item 7 of the Form 10-K and FINANCIAL CONDITION AND LIQUIDITY – "Credit Rating Risk" herein for additional information.
As of September 30, 2018, Mississippi Power recorded charges to income of an immaterial amount for the third quarter 2018 and $45 million ($34 million after tax) for year-to-date 2018, primarily resulting from the abandonment and related closure activities for the mine and gasifier-related assets at the Kemper County energy facility. Additional closure costs for the mine and gasifier-related assets, currently estimated to cost up to $20 million pre-tax (excluding salvage, net of dismantlement costs), may be incurred through the first half of 2020. In addition, period costs, including, but not limited to, costs for compliance and safety, ARO accretion, and property taxes for the mine and gasifier-related assets, are estimated at $2 million for the remainder of 2018, $8 million in

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2019, and $4 million annually beginning in 2020. The ultimate outcome of this matter cannot be determined at this time.
On August 6, 2018, Mississippi Power filed its proposed Reserve Margin Plan (RMP), as required by the Mississippi PSC's order in the docket established for the purposes of pursuing a global settlement of the costs related to the Kemper County energy facility (Kemper Settlement Docket). Under the RMP, Mississippi Power proposes alternatives that would reduce its reserve margin, with the most economic of the alternatives being the two-year and seven-year acceleration of the retirement of Plant Watson Units 4 and 5, respectively, to the first quarter 2022 and the four-year acceleration of the retirement of Plant Greene County Units 1 and 2 to the third quarter 2021 and the third quarter 2022, respectively, in order to lower or avoid operating costs. The Plant Greene County unit retirements would require the completion by Alabama Power of proposed transmission and system reliability improvements, as well as agreement by Alabama Power. The RMP filing also states that, in the event the Mississippi PSC ultimately approves an alternative that includes an accelerated retirement, Mississippi Power would require authorization to defer in a regulatory asset for future recovery the remaining net book value of the units at the time of retirement. Mississippi Power expects the MPUS and other interested parties to review the proposal prior to resolution by the Mississippi PSC. The ultimate outcome of this matter cannot be determined at this time. However, if approved by the Mississippi PSC, the alternatives are not expected to have any adverse impact on customer rates.
For additional information on the Kemper County energy facility, see Note 3 to the financial statements of Mississippi Power under "Kemper County Energy Facility" in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Kemper County Energy Facility" and Note (B) to the Condensed Financial Statements under "Kemper County Energy Facility" herein.
In March 2018, Mississippi Power issued $300 million aggregate principal amount of Series 2018A Floating Rate Senior Notes due March 27, 2020 bearing interest based on three-month LIBOR and $300 million aggregate principal amount of Series 2018B 3.95% Senior Notes due March 30, 2028. In March 2018, Mississippi Power also entered into a $300 million short-term floating rate bank loan bearing interest based on one-month LIBOR, of which $200 million was repaid in the second quarter 2018 and $100 million was repaid in the third quarter 2018. Mississippi Power used the proceeds from these financings to repay a $900 million unsecured term loan.
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
RESULTS OF OPERATIONS
Net Income (Loss)

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$7	17.5	$2,120	N/M
N/M - Not meaningful
Mississippi Power's net income after dividends on preferred stock for the third quarter 2018 was $47 million compared to $40 million for the corresponding period in 2017. The increase in net income was primarily due to an increase in retail revenues as a result of PEP and ECO Plan rate increases that became effective with the first billing cycle of September 2018 and lower pre-tax charges associated with the Kemper IGCC, partially offset by an increase in operations and maintenance expenses and interest expense, net of amounts capitalized.
Mississippi Power's net income after dividends on preferred stock for year-to-date 2018 was $86 million compared to a loss of $2.03 billion for the corresponding period in 2017. The increase in net income is primarily attributable

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to lower pre-tax charges associated with the Kemper IGCC, partially offset by the cessation of AFUDC equity related to the Kemper IGCC in the second quarter 2017 and higher interest expense, net of amounts capitalized.
See Note 3 to the financial statements of Mississippi Power under "Kemper County Energy Facility" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Kemper County Energy Facility" herein for additional information regarding the Kemper IGCC.
Retail Revenues

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$11	4.5	$(5)	(0.8)
In the third quarter 2018, retail revenues were $254 million compared to $243 million for the corresponding period in 2017. For year-to-date 2018, retail revenues were $660 million compared to $665 million for the corresponding period in 2017.
Details of the changes in retail revenues were as follows:

	Third Quarter 2018		Year-to-Date 2018
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$243		$665
Estimated change resulting from –
Rates and pricing	11	4.5%	(3)	(0.5)%
Sales growth	3	1.3	1	0.2
Weather	2	0.8	12	1.8
Fuel and other cost recovery	(5)	(2.1)	(15)	(2.3)
Retail – current year	$254	4.5%	$660	(0.8)%
Revenues associated with changes in rates and pricing increased in the third quarter 2018 when compared to the corresponding period in 2017 primarily due to the PEP and ECO Plan rate changes that became effective for the first billing cycle of September 2018 resulting in retail revenue increases of $4 million and $9 million, respectively. In addition, as a result of the PEP Settlement Agreement, Mississippi Power recognized revenues of $5 million previously reserved in connection with the 2012 PEP lookback filing, partially offset by the recognition of regulatory liabilities of $5 million and $2 million related to the equity ratio provisions of the PEP and ECO Settlement Agreements, respectively.
Revenues associated with changes in rates and pricing decreased year-to-date 2018 when compared to the corresponding period in 2017 primarily due to a decrease in annual retail revenues of $12 million for lower base rates related to the Kemper County energy facility that became effective for the first billing cycle of April 2018 and recognition in 2018 of regulatory liabilities of $5 million and $2 million related to the equity ratio provisions of the PEP and ECO Settlement Agreements, respectively, partially offset by higher retail revenues of $5 million for PEP and ECO Plan rates that became effective with the first billing cycle of September 2018, recognition of $5 million previously reserved in connection with the 2012 PEP lookback filing as a result of the PEP Settlement Agreement, and the recognition in the third quarter 2017 of a $7 million regulatory liability.
See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters – Performance Evaluation Plan" and " – Environmental Compliance Overview Plan" and "Kemper County Energy Facility – Rate Recovery" in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters" herein for additional information.
Revenues attributable to changes in sales increased for the third quarter and year-to-date 2018 compared to the corresponding periods in 2017. Weather-adjusted residential and commercial KWH sales increased 2.7% and 1.0%,

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

respectively, in the third quarter 2018 due to increased customer usage and slight customer growth. Weather-adjusted residential KWH sales increased 1.1% year-to-date 2018 due to increased customer usage. Weather-adjusted commercial KWH sales remained relatively flat year-to-date 2018. Industrial KWH sales increased 2.0% and 0.4% for the third quarter and year-to-date 2018, respectively, primarily due to increased usage by several large industrial customers.
Fuel and other cost recovery revenues decreased in the third quarter and year-to-date 2018 when compared to the corresponding periods in 2017 primarily as a result of lower recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(7)	(9.7)	$(12)	(6.1)
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
In the third quarter 2018, wholesale revenues from sales to non-affiliates were $65 million compared to $72 million for the corresponding period in 2017. For year-to-date 2018, wholesale revenues from sales to non-affiliates were $184 million compared to $196 million for the corresponding period in 2017. These decreases primarily resulted from a decrease in revenue under the Shared Services Agreement (SSA) between Mississippi Power and Cooperative Energy of $6 million and $16 million in the third quarter and year-to-date 2018, respectively, as a result of transmission revenue now being recovered under the Open Access Transmission Tariff (OATT) and included in other revenues on the statements of operations. The year-to-date 2018 decrease was partially offset by an increase in sales due to colder weather in January 2018 and warmer weather during the second and third quarters 2018.
Wholesale Revenues – Affiliates

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$7	33.3	$41	N/M
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

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the third quarter 2018, wholesale revenues from sales to affiliates were $28 million compared to $21 million for the corresponding period in 2017. For year-to-date 2018, wholesale revenues from sales to affiliates were $81 million compared to $40 million for the corresponding period in 2017. These increases were primarily due to increases in KWH sales due to increased availability of Mississippi Power's lower cost generation resources to serve the Southern Company system's territorial load in 2018 as compared to 2017.
Other Revenues

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$6	N/M	$17	N/M
N/M - Not meaningful
In the third quarter 2018, other revenues were $11 million compared to $5 million for the corresponding period in 2017. For year-to-date 2018, other revenues were $31 million compared to $14 million for the corresponding period in 2017. These increases were primarily due to increases in transmission revenue related to SSA customers now being recovered under the OATT of $6 million and $16 million in the third quarter and year-to-date 2018, respectively.
Fuel and Purchased Power Expenses

	Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(4)	(3.3)	$11	3.7
Purchased power	5	83.3	7	35.0
Total fuel and purchased power expenses	$1		$18
In the third quarter 2018, total fuel and purchased power expenses were $127 million compared to $126 million for the corresponding period in 2017. The increase was primarily due to an $11 million increase in the volume of KWHs generated and purchased, partially offset by a $10 million decrease in the cost of natural gas and purchased power.
For year-to-date 2018, total fuel and purchased power expenses were $339 million compared to $321 million for the corresponding period in 2017. The increase was primarily due to a $39 million increase in the volume of KWHs generated and purchased, partially offset by a $20 million decrease in the cost of natural gas and purchased power.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clause.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of Mississippi Power's generation and purchased power were as follows:

	Third Quarter 2018	Third Quarter 2017	Year-to-Date 2018	Year-to-Date 2017
Total generation (in millions of KWHs)	4,581	4,453	12,665	11,542
Total purchased power (in millions of KWHs)(*)	348	164	781	527
Sources of generation (percent) –
Coal	8	8	7	8
Gas	92	92	93	92
Cost of fuel, generated (in cents per net KWH) –
Coal	3.51	3.80	3.50	3.60
Gas	2.58	2.77	2.57	2.72
Average cost of fuel, generated (in cents per net KWH)	2.66	2.86	2.63	2.80
Average cost of purchased power (in cents per net KWH)(*)	3.18	3.74	3.47	3.78

(*)	Year-to-date 2017 includes energy produced during the test period for the Kemper IGCC and accounted for in accordance with FERC guidance.
Fuel
In the third quarter 2018, fuel expense was $116 million compared to $120 million for the corresponding period in 2017. The decrease was primarily due to a 6.7% decrease in the cost of natural gas, partially offset by a 3.2% increase in the volume of KWHs generated due to warmer weather in the third quarter 2018.
For year-to-date 2018, fuel expense was $312 million compared to $301 million for the corresponding period in 2017. The increase was primarily due to a 10.3% increase in the volume of KWHs generated due to colder weather in January 2018 and warmer weather during the second and third quarters 2018, partially offset by a 5.7% decrease in the cost of natural gas.
Purchased Power
In the third quarter 2018, purchased power expense was $11 million compared to $6 million for the corresponding period in 2017. The increase was primarily due to a $7 million increase in the volume of KWHs purchased, partially offset by a $2 million decrease in the cost of purchased power.
For year-to-date 2018, purchased power expense was $27 million compared to $20 million for the corresponding period in 2017. The increase was primarily due to a $9 million increase in the volume of KWHs purchased, partially offset by a $2 million decrease in the cost of purchased power.
Energy purchases will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$12	17.6	$9	4.2
In the third quarter 2018, other operations and maintenance expenses were $80 million compared to $68 million for the corresponding period in 2017. For year-to-date 2018, other operations and maintenance expenses were $222 million compared to $213 million for the corresponding period in 2017. The increases were primarily due to costs

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

related to an employee attrition plan. The year-to-date 2018 increase also reflects a $4 million increase primarily related to additional overhead line maintenance and vegetation management, offset by a $7 million decrease in expenses related to the combined cycle and associated common facilities portion of the Kemper County energy facility.
Depreciation and Amortization

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$3	7.7	$6	5.0
In the third quarter 2018, depreciation and amortization was $42 million compared to $39 million for the corresponding period in 2017. The increase was primarily related to a $3 million change in net amortization associated with ECO Plan regulatory assets.
For year-to-date 2018, depreciation and amortization was $126 million compared to $120 million for the corresponding period in 2017. The increase was primarily related to $5 million of depreciation for additional plant in service and $1 million related to changes in net amortization associated with regulatory assets and liabilities.
See Note 1 to the financial statements of Mississippi Power under "Depreciation, Depletion, and Amortization" in Item 8 of the Form 10-K for additional information.
Taxes Other Than Income Taxes

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$3	12.0	$6	7.8
In the third quarter 2018, taxes other than income taxes were $28 million compared to $25 million for the corresponding period in 2017. For year-to-date 2018, taxes other than income taxes were $83 million compared to $77 million for the corresponding period in 2017. These increases were primarily related to increases in ad valorem taxes related to an increase in the assessed value of property.
The retail portion of ad valorem taxes is recoverable under Mississippi Power's ad valorem tax cost recovery clause and, therefore, does not affect net income.
Estimated Loss on Kemper IGCC

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(33)	(97.1)	$(3,110)	(98.6)
Estimated losses on the Kemper IGCC were $1 million for the third quarter 2018 and $45 million for year-to-date 2018, resulting from the abandonment and related closure activities for the mine and gasifier-related assets as compared to $34 million and $3.2 billion for the corresponding periods in 2017 related to revisions to the estimated construction costs for, and subsequent suspension in June 2017 of, the Kemper IGCC.
See Note 3 to the financial statements of Mississippi Power under "Kemper County Energy Facility" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Kemper County Energy Facility" herein for additional information.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allowance for Equity Funds Used During Construction

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(1)	(100.0)	$(72)	(100.0)
For year-to-date 2018, AFUDC equity was immaterial compared to $72 million for the corresponding period in 2017. The decrease resulted from suspension of the Kemper IGCC construction in June 2017.
See Note 3 to the financial statements of Mississippi Power under "Kemper County Energy Facility" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Kemper County Energy Facility" herein for additional information.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$32	N/M	$36	N/M
N/M - Not meaningful
In the third quarter 2018, interest expense, net of amounts capitalized was $19 million compared to an interest benefit of $13 million for the corresponding period in 2017. For year-to-date 2018, interest expense, net of amounts capitalized was $59 million compared to $23 million for the corresponding period in 2017. The increases primarily reflect a $33 million net reduction in interest recorded in the third quarter 2017 following a settlement with the IRS related to research and experimental deductions. The year-to-date 2018 increase also reflects a reduction in AFUDC debt of $24 million related to the Kemper IGCC project suspension in June 2017, offset by decreases of $9 million in interest expense as a result of lower average outstanding debt, $8 million related to uncertain tax positions, and $7 million due to the completion of Kemper IGCC carrying cost amortization in 2017.
See Note 3 to the financial statements of Mississippi Power under "Kemper County Energy Facility" in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein for additional information.
Other Income (Expense)

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(1)	(100.0)	$24	N/M
N/M - Not meaningful
For year-to-date 2018, other income (expense), net was $28 million compared to $4 million for the corresponding period in 2017. The increase was primarily due to the settlement of Mississippi Power's Deepwater Horizon claim in May 2018. See Note (B) to the Condensed Financial Statements under "General Litigation Matters – Mississippi Power" herein for additional information.
Income Taxes (Benefit)

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(10)	(41.7)	$908	102.6
In the third quarter 2018, income taxes were $14 million compared to $24 million for the corresponding period in 2017. This change was primarily due to the reduction in the federal corporate income tax rate as a result of the Tax Reform Legislation, partially offset by higher pre-tax earnings due to lower estimated losses on the Kemper IGCC.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For year-to-date 2018, income taxes were $23 million compared to an income tax benefit of $885 million for the corresponding period in 2017. This change was primarily due to higher pre-tax earnings due to lower estimated losses on the Kemper IGCC, net of the non-deductible AFUDC equity portion and the related state valuation allowance. This change was partially offset by the reduction in the federal corporate income tax rate as a result of the Tax Reform Legislation.
See Note (H) to the Condensed Financial Statements herein for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Mississippi Power's future earnings potential. The level of Mississippi Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Mississippi Power's business of providing electric service. These factors include Mississippi Power's ability to recover its prudently-incurred costs in a timely manner during a time of increasing costs and limited projected demand growth over the next several years. Mississippi Power is scheduled to file the 2019 Base Rate Case in the fourth quarter 2019. Another factor is Mississippi Power's ability to prevail against legal challenges associated with the Kemper County energy facility. Future earnings will be driven primarily by customer growth. Earnings will also depend upon maintaining and growing sales, considering, among other things, the adoption and/or penetration rates of increasingly energy-efficient technologies and increasing volumes of electronic commerce transactions, both of which could contribute to a net reduction in customer usage. Earnings are subject to a variety of other factors. These factors include weather, competition, developing new and maintaining existing energy contracts and associated load requirements with other utilities and other wholesale customers, energy conservation practiced by customers, the use of alternative energy sources by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Mississippi Power's service territory. Demand for electricity is primarily driven by the pace of economic growth that may be affected by changes in regional and global economic conditions, which may impact future earnings.
For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Mississippi Power in Item 7 of the Form 10-K.
Environmental Matters
Mississippi Power's operations are regulated by state and federal environmental agencies through a variety of laws and regulations governing air, water, land, and protection of other natural resources. Mississippi Power maintains comprehensive environmental compliance and GHG strategies to assess upcoming requirements and compliance costs associated with these environmental laws and regulations. The costs, including capital expenditures, operations and maintenance costs, and costs reflected in ARO liabilities, required to comply with environmental laws and regulations and to achieve stated goals may impact future unit retirement and replacement decisions, results of operations, cash flows, and financial condition. Related costs may result from the installation of additional environmental controls, closure and monitoring of CCR facilities, unit retirements, and adding or changing fuel sources for certain existing units, as well as related upgrades to the transmission system. A major portion of these costs are expected to be recovered through existing ratemaking provisions. The ultimate impact of environmental laws and regulations and the GHG goals discussed below will depend on various factors, such as state adoption and implementation of requirements, the availability and cost of any deployed technology, and the outcome of pending and/or future legal challenges.
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
The EPA published certain amendments to the CCR Rule, which became effective August 29, 2018. These amendments extend the date from April 2019 to October 31, 2020 to cease sending CCR and other waste streams to impoundments that demonstrate compliance with all except two specified criteria. These amendments also establish groundwater protection standards for four constituents that do not have established EPA maximum contaminant levels and allow a participating state director or the EPA (where the EPA is the permitting authority) to suspend groundwater monitoring requirements under certain circumstances. Specific site impacts are being evaluated by Mississippi Power.
On October 15, 2018, the U.S. Court of Appeals for the District of Columbia Circuit issued a mandate that broadens the CCR Rule to regulate previously-excluded inactive surface impoundments (legacy units) located at retired generation facilities and challenges both the ability of unlined impoundments to continue operating and the classification of clay lined units. It is anticipated that the EPA will issue a series of rulemakings to address this court action. Mississippi Power is evaluating the extent of potential impacts on legacy units but anticipates no significant impacts to its ongoing CCR strategy due to this mandate. The ultimate impact of these changes will not be known until the EPA rulemaking and any legal challenges are finalized.
During the nine months ended September 30, 2018, Mississippi Power recorded increases of approximately $21 million to its AROs related to the CCR Rule. Approximately $11 million of the revised cost estimates as of September 30, 2018 are based on information from feasibility studies performed on an ash pond at Plant Greene County, which is co-owned with Alabama Power. These studies indicated that additional closure costs, primarily related to increases in estimated ash volume, water management requirements, and design revisions, will be required to close the ash pond under the planned closure-in-place methodology. As the level of work becomes more defined in the next 12 months, it is likely that these cost estimates will change and the change could be material.
As further analysis is performed and closure details are developed with respect to ash pond closures, Mississippi Power expects to periodically update its ARO cost estimates. See Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein for additional information.
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
On August 31, 2018, the EPA published a proposed Clean Power Plan replacement rule known as the Affordable Clean Energy rule (ACE Rule), which would require states to develop unit-specific emission rate standards based on heat-rate efficiency improvements for existing fossil fuel-fired steam units. As proposed, combustion turbines, including natural gas combined cycles, are not affected sources. As of September 30, 2018, Mississippi Power has ownership interests in six fossil fuel-fired steam units to which the proposed ACE Rule is applicable. The ultimate impact of this rule to Mississippi Power is currently unknown and will depend on changes between the proposal and the final rule, subsequent state plan developments and requirements, and any associated legal proceedings.
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
Mississippi Power expects to make an MRA filing in the fourth quarter 2018. The ultimate outcome of this matter cannot be determined at this time.
Fuel Cost Recovery
Mississippi Power has a wholesale MRA and a Market Based (MB) fuel cost recovery factor. At September 30, 2018, the amount of over-recovered wholesale MRA fuel costs included in other regulatory liabilities, current on the condensed balance sheet was approximately $7 million compared to an immaterial amount at December 31, 2017. Under-recovered wholesale MB fuel costs included in the balance sheets were immaterial at September 30, 2018 and December 31, 2017.
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
On May 4, 2018, the FERC issued an order terminating both proceedings, finding that the traditional electric operating companies (including Mississippi Power) and Southern Power satisfy the FERC's standards for market-based rates. On May 9, 2018, the traditional electric operating companies (including Mississippi Power) and Southern Power made the compliance filing required by the order. These proceedings are concluded.

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
On March 23, 2018, the FERC accepted the amendment to the NITSA between Cooperative Energy and SCS, effective April 1, 2018.
Open Access Transmission Tariff
On May 10, 2018, the Alabama Municipal Electric Authority and Cooperative Energy filed with the FERC a complaint against SCS and the traditional electric operating companies (including Mississippi Power) claiming that the current 11.25% base ROE used in calculating the annual transmission revenue requirements of the traditional electric operating companies' (including Mississippi Power's) open access transmission tariff is unjust and unreasonable as measured by the applicable FERC standards. The complaint requests that the base ROE be set no higher than 8.65% and that the FERC order refunds for the difference in revenue requirements that results from applying a just and reasonable ROE established in this proceeding upon determining the current ROE is unjust and unreasonable. On June 18, 2018, SCS and the traditional electric operating companies (including Mississippi Power) filed their response challenging the adequacy of the showing presented by the complainants and offering support for the current ROE. On September 6, 2018, the FERC issued an order establishing a refund effective date of May 10, 2018 in the event a refund is due and initiating an investigation and settlement procedures regarding the current base ROE. Through September 30, 2018, the estimated maximum potential refund is not expected to be material to Mississippi Power's results of operations. The ultimate outcome of this matter cannot be determined at this time.
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
On May 8, 2018, the Mississippi PSC issued an order to begin an operations review of Mississippi Power, which began in August 2018, with the final report expected by February 28, 2019. Mississippi Power expects that the review will include, but not be limited to, a comparative analysis of its costs, its cost recovery framework, and ways in which it may streamline management operations for the reasonable benefit of ratepayers. The ultimate outcome of this matter cannot be determined at this time.
See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters" and "Kemper County Energy Facility" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Mississippi Power" herein for additional information.
Performance Evaluation Plan
On February 7, 2018, Mississippi Power submitted its revised 2018 projected PEP filing to the Mississippi PSC, which reflected the impacts of the Tax Reform Legislation, requesting an increase in annual retail revenues of $26 million based on a performance-adjusted ROE of 9.33% and an increased equity ratio of 55%.
On March 22, 2018, Mississippi Power submitted its annual PEP lookback filing for 2017, which reflected no surcharge or refund.
On July 27, 2018, Mississippi Power and the MPUS entered into the PEP Settlement Agreement, which was approved by the Mississippi PSC on August 7, 2018. Rates under the PEP Settlement Agreement became effective with the first billing cycle of September 2018. The PEP Settlement Agreement provides for an increase of

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

approximately $21.6 million in annual base retail revenues, which excludes certain compensation costs contested by the MPUS, as well as approximately $2 million which was subsequently approved for recovery through the 2018 Energy Efficiency Cost Rider as discussed below. Under the PEP Settlement Agreement, Mississippi Power is deferring the contested compensation costs for 2018 and 2019 as a regulatory asset, which totaled $3 million as of September 30, 2018 and is included in other regulatory assets, deferred on the condensed balance sheet. The Mississippi PSC is currently expected to rule on the appropriate treatment for such costs in connection with the 2019 Base Rate Case. The ultimate outcome of this matter cannot be determined at this time.
Pursuant to the PEP Settlement Agreement, Mississippi Power's performance-adjusted allowed ROE is 9.31% and its allowed equity ratio remains at 50%, pending further review by the Mississippi PSC. In lieu of the requested equity ratio increase, Mississippi Power retained $44 million of excess accumulated deferred income taxes resulting from the Tax Reform Legislation, which had been proposed to be amortized beginning in 2018, until the conclusion of the 2019 Base Rate Case. Further, Mississippi Power will seek equity contributions sufficient to restore its equity ratio (which was 45% at September 30, 2018) to 50% by December 31, 2018. In the event Mississippi Power's actual average equity ratio for 2018 is more than 1% higher or lower than the 50% target, Mississippi Power will defer the corresponding difference in its revenue requirement as a regulatory asset or liability for resolution in the 2019 Base Rate Case. As of September 30, 2018, Mississippi Power has recorded $5 million in other regulatory liabilities, deferred on the condensed balance sheet related to the estimated December 31, 2018 average equity ratio differential from target applicable to PEP.
Pursuant to the PEP Settlement Agreement, PEP proceedings are suspended until after the conclusion of the 2019 Base Rate Case and Mississippi Power is not required to make any PEP filings for regulatory years 2018, 2019, and 2020. The PEP Settlement Agreement also resolved all open PEP filings with no change to customer rates. As a result, in the third quarter 2018, Mississippi Power recognized revenues of $5 million previously reserved in connection with the 2012 PEP lookback filing.
Energy Efficiency
On May 8, 2018, the Mississippi PSC issued an order approving Mississippi Power's revised annual projected Energy Efficiency Cost Rider 2018 compliance filing, which increased annual retail revenues by approximately $3 million effective with the first billing cycle for June 2018.
Ad Valorem Tax Adjustment
On May 8, 2018, the Mississippi PSC also approved Mississippi Power's annual ad valorem tax adjustment factor filing for 2018, which included an annual rate increase of 0.8%, or $7 million, in annual retail revenues effective with the first billing cycle for June 2018, primarily due to increased assessments.
Environmental Compliance Overview Plan
On August 3, 2018, Mississippi Power and the MPUS entered into the ECO Settlement Agreement, which provides for an increase of approximately $17 million in annual base retail revenues and was approved by the Mississippi PSC on August 7, 2018. Rates under the ECO Settlement Agreement became effective with the first billing cycle of September 2018 and will continue in effect until modified by the Mississippi PSC. These revenues are expected to be sufficient to recover the costs included in Mississippi Power's request for 2018, as well as the remaining deferred amounts that were originally expected to be recovered in 2019. In accordance with the ECO Settlement Agreement, ECO Plan proceedings are suspended until after the conclusion of the 2019 Base Rate Case and Mississippi Power is not required to make any ECO Plan filings for 2018, 2019, and 2020, with any necessary true-ups to be reflected in the 2019 Base Rate Case. The ECO Settlement Agreement contains the same terms as the PEP Settlement Agreement described herein with respect to allowed ROE and equity ratio. As of September 30, 2018, Mississippi Power has recorded $2 million in other regulatory liabilities, deferred on the condensed balance sheet related to the estimated December 31, 2018 average equity ratio differential from target applicable to the ECO Plan.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel Cost Recovery
At September 30, 2018, the amount of over-recovered retail fuel costs included on Mississippi Power's condensed balance sheet in customer accounts receivable was approximately $13 million compared to $6 million under recovered at December 31, 2017.
During the fourth quarter 2018, Mississippi Power expects to file its annual rate adjustment under the retail fuel cost recovery clause. The ultimate outcome of this matter cannot be determined at this time.
Mississippi Power's operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, changes in the billing factor should have no significant effect on Mississippi Power's revenues or net income, but will affect cash flow.
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
As of September 30, 2018, Mississippi Power recorded charges to income of an immaterial amount for the third quarter 2018 and $45 million ($34 million after tax) for year-to-date 2018, primarily resulting from the abandonment and related closure activities for the mine and gasifier-related assets at the Kemper County energy facility. Additional closure costs for the mine and gasifier-related assets, currently estimated to cost up to $20 million pre-tax (excluding salvage, net of dismantlement costs), may be incurred through the first half of 2020. In addition, period costs, including, but not limited to, costs for compliance and safety, ARO accretion, and property taxes for the mine and gasifier-related assets, are estimated at $2 million for the remainder of 2018, $8 million in 2019, and $4 million annually beginning in 2020. The ultimate outcome of this matter cannot be determined at this time.
The combined cycle and associated common facilities portions of the Kemper County energy facility were dedicated as Plant Ratcliffe on April 27, 2018.
Reserve Margin Plan
On August 6, 2018, Mississippi Power filed its proposed RMP, as required by the Mississippi PSC's order in the Kemper Settlement Docket. Under the RMP, Mississippi Power proposes alternatives that would reduce its reserve margin, with the most economic of the alternatives being the two-year and seven-year acceleration of the retirement of Plant Watson Units 4 and 5, respectively, to the first quarter 2022 and the four-year acceleration of the retirement of Plant Greene County Units 1 and 2 to the third quarter 2021 and the third quarter 2022, respectively, in order to lower or avoid operating costs. The Plant Greene County unit retirements would require the completion by Alabama Power of proposed transmission and system reliability improvements, as well as agreement by Alabama Power. The RMP filing also states that, in the event the Mississippi PSC ultimately approves an alternative that includes an accelerated retirement, Mississippi Power would require authorization to defer in a regulatory asset for future recovery the remaining net book value of the units at the time of retirement. Mississippi Power expects the MPUS and other interested parties to review the proposal prior to resolution by the Mississippi PSC. The ultimate outcome of this matter cannot be determined at this time. However, if approved by the Mississippi PSC, the alternatives are not expected to have any adverse impact on customer rates.
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
On May 14, 2018, Mississippi Power's claim for lost revenue resulting from the Deepwater Horizon oil spill in the Gulf of Mexico in 2010 was settled. The settlement proceeds of $18 million, net of expenses and income tax, are included in Mississippi Power's earnings for the nine months ended September 30, 2018.
To mitigate customer rate impacts associated with rising costs and declining sales, Mississippi Power management approved an employee attrition plan on July 13, 2018. In the third quarter 2018, Mississippi Power recorded $14 million in expenses related to this plan.
On October 2, 2018, the Mississippi PSC approved the executed agreements between Mississippi Power and its largest retail customer, Chevron, for Mississippi Power to continue providing retail service to the Chevron refinery in Pascagoula, Mississippi through 2038. The new agreements are not expected to have a material impact on earnings.
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
Kemper County Energy Facility Closure Costs
As of September 30, 2018, Mississippi Power recorded charges to income of an immaterial amount for the third quarter 2018 and $45 million ($34 million after tax) for year-to-date 2018, primarily resulting from the abandonment and related closure activities for the mine and gasifier-related assets at the Kemper County energy facility. Additional closure costs for the mine and gasifier-related assets, currently estimated to cost up to $20 million pre-tax (excluding salvage, net of dismantlement costs), may be incurred through the first half of 2020. In addition, period costs, including, but not limited to, costs for compliance and safety, ARO accretion, and property taxes for the mine and gasifier-related assets, are estimated at $2 million for the remainder of 2018, $8 million in 2019, and $4 million annually beginning in 2020. The ultimate outcome of this matter cannot be determined at this time.
See Notes 1 and 3 to the financial statements of Mississippi Power under "Variable Interest Entities" and "Kemper County Energy Facility," respectively, in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Kemper County Energy Facility" herein for additional information.
Recently Issued Accounting Standards
See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Recently Issued Accounting Standards" of Mississippi Power in Item 7 of the Form 10-K for additional information regarding ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). See Note (A) to the Condensed Financial Statements herein for information regarding Mississippi Power's recently adopted accounting standards.
In 2016, the FASB issued ASU No. 2016-02, which requires lessees to recognize on the balance sheet a lease liability and a right-of-use asset for all leases. ASU 2016-02 also changes the recognition, measurement, and presentation of expense associated with leases and provides clarification regarding the identification of certain components of contracts that would represent a lease. The accounting required by lessors is relatively unchanged. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and Mississippi Power will adopt the new standard effective January 1, 2019.
Mississippi Power has elected the transition methodology provided by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, whereby it will apply the requirements of ASU 2016-02 on a prospective basis as of the

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

adoption date of January 1, 2019, without restating prior periods. Mississippi Power expects to elect the package of practical expedients provided by ASU 2016-02 that allows prior determinations of whether existing contracts are, or contain, leases and the classification of existing leases to continue without reassessment. Additionally, Mississippi Power expects to apply the use-of-hindsight practical expedient in determining lease terms as of the date of adoption and to elect the practical expedient that allows existing land easements not previously accounted for as leases not to be reassessed. Mississippi Power also expects to make accounting policy elections to account for short-term leases in all asset classes as off-balance sheet leases and to combine lease and non-lease components in the computations of lease obligations and right-of-use assets for most asset classes.
Mississippi Power is continuing to complete the implementation of an information technology system to track and account for its leases and of changes to its internal controls and accounting policies to support the accounting for leases under ASU 2016-02. Mississippi Power has substantially completed its lease inventory and determined its most significant leases involve equipment and railcar leases. While Mississippi Power has not yet determined the ultimate impact, adoption of ASU 2016-02 is not expected to have a material impact on Mississippi Power's balance sheet or statement of income.
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
In March 2018, Mississippi Power issued $300 million aggregate principal amount of Series 2018A Floating Rate Senior Notes due March 27, 2020 bearing interest based on three-month LIBOR and $300 million aggregate principal amount of Series 2018B 3.95% Senior Notes due March 30, 2028. In March 2018, Mississippi Power also entered into a $300 million short-term floating rate bank loan bearing interest based on one-month LIBOR, of which $200 million was repaid in the second quarter 2018 and $100 million was repaid in the third quarter 2018. Mississippi Power used the proceeds from these financings to repay a $900 million unsecured term loan.
Net cash provided from operating activities totaled $656 million for the first nine months of 2018, an increase of $295 million as compared to the corresponding period in 2017. The increase in net cash provided from operating activities is primarily related to increased income tax refunds in 2018 primarily related to the tax abandonment of the Kemper IGCC, partially offset by an increase in ad valorem taxes and the timing of collections of receivables. Net cash used for investing activities totaled $170 million for the first nine months of 2018 primarily due to gross property additions related to steam production, distribution, and transmission. Net cash used for financing activities totaled $355 million for the first nine months of 2018 primarily due to redemptions of long-term debt and short-term borrowings, partially offset by the issuance of senior notes and short-term borrowings. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2018 include increases of $435 million in long-term debt primarily due to the issuance of senior notes and $131 million in cash and cash equivalents primarily due to tax refunds, a net change of $440 million in accumulated deferred income taxes primarily due to the tax abandonment of the Kemper IGCC, and a decrease of $785 million in securities due within one year due to the repayment of a $900 million unsecured term loan.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Mississippi Power in Item 7 of the Form 10-K for a

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

description of Mississippi Power's capital requirements and contractual obligations. Subsequent to September 30, 2018, Mississippi Power completed the redemption of $30 million aggregate principal amount of its Series G 5.40% Senior Notes due July 1, 2035 and $125 million aggregate principal amount of its Series 2009A 5.55% Senior Notes due March 1, 2019. There are no additional scheduled maturities or announced redemptions of long-term debt through September 30, 2019. Approximately $50 million of revenue bonds will be required to be remarketed over the next 12 months. See "Sources of Capital" herein for additional information.
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
Mississippi Power's current liabilities sometimes exceed current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs.
At September 30, 2018, Mississippi Power had approximately $379 million of cash and cash equivalents. Committed credit arrangements with banks at September 30, 2018 were as follows:

Expires			Executable Term Loans	Expires Within One Year
2019	Total	Unused	One Year	Term Out	No Term Out
(in millions)
$100	$100	$100	$—	$—	$—
See Note 6 to the financial statements of Mississippi Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
All of these bank credit arrangements contain covenants that limit debt levels and contain cross acceleration to other indebtedness (including guarantee obligations) of Mississippi Power. Such cross-acceleration provisions to other indebtedness would trigger an event of default if Mississippi Power defaulted on indebtedness, the payment of which was then accelerated. At September 30, 2018, Mississippi Power was in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowing.

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
A portion of the $100 million unused credit arrangements with banks is allocated to provide liquidity support to Mississippi Power's revenue bonds. The amount of variable rate revenue bonds outstanding requiring liquidity support as of September 30, 2018 was approximately $40 million. In addition, at September 30, 2018, Mississippi Power had approximately $50 million of revenue bonds outstanding that were required to be remarketed within the next 12 months.
Short-term borrowings are included in notes payable in the balance sheets. Details of short-term borrowings were as follows:

	Short-term Debt During the Period(*)
	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)
Short-term bank debt	$50	3.3%	$100

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2018. No short-term debt was outstanding at September 30, 2018.
Credit Rating Risk
At September 30, 2018, Mississippi Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
On October 2, 2018, the Mississippi PSC approved the executed agreements between Mississippi Power and its largest retail customer, Chevron, for Mississippi Power to continue providing retail service to the Chevron refinery in Pascagoula, Mississippi through 2038. The agreements grant Chevron a security interest in the co-generation assets, with a net book value of approximately $93 million, located at the refinery that is exercisable upon the occurrence of (i) certain bankruptcy events or (ii) other events of default coupled with specific reductions in steam output at the facility and a downgrade of Mississippi Power's credit rating to below investment grade by two of the three rating agencies.
There are certain contracts that have required or could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and/or Baa2 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, energy price risk management, and transmission. At September 30, 2018, the maximum potential collateral requirements at a rating below BBB- and/or Baa3 equaled approximately $202 million.
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
On February 26, 2018, Moody's revised its rating outlook for Mississippi Power from stable to positive. On August 8, 2018, Moody's upgraded Mississippi Power's senior unsecured rating to Baa3 from Ba1 and maintained the positive rating outlook.
On February 28, 2018, Fitch removed Mississippi Power from rating watch negative and revised its rating outlook from stable to positive.

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
Financing Activities
In March 2018, Mississippi Power issued $300 million aggregate principal amount of Series 2018A Floating Rate Senior Notes due March 27, 2020 bearing interest based on three-month LIBOR and $300 million aggregate principal amount of Series 2018B 3.95% Senior Notes due March 30, 2028. In March 2018, Mississippi Power also entered into a $300 million short-term floating rate bank loan bearing interest based on one-month LIBOR, of which $200 million was repaid in the second quarter 2018 and $100 million was repaid in the third quarter 2018. Mississippi Power used the proceeds from these financings to repay a $900 million unsecured term loan.
In July 2018, Mississippi Power purchased and held approximately $43 million aggregate principal amount of Mississippi Business Finance Corporation Pollution Control Revenue Refunding Bonds, Series 2002. Mississippi Power may reoffer these bonds to the public at a later date.
Subsequent to September 30, 2018, Mississippi Power completed the redemption of all 334,210 outstanding shares of its preferred stock (as well as related depositary shares), with an aggregate par value of approximately $33.4 million; all $30 million aggregate principal amount outstanding of its Series G 5.40% Senior Notes due July 1, 2035; and all $125 million aggregate principal amount outstanding of its Series 2009A 5.55% Senior Notes due March 1, 2019.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Mississippi Power plans, when economically feasible, to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN POWER COMPANY
AND SUBSIDIARY COMPANIES

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$496	$510	$1,363	$1,293
Wholesale revenues, affiliates	134	105	326	295
Other revenues	5	3	10	9
Total operating revenues	635	618	1,699	1,597
Operating Expenses:
Fuel	190	189	511	460
Purchased power	37	43	137	113
Other operations and maintenance	94	83	278	272
Depreciation and amortization	130	131	370	379
Taxes other than income taxes	12	13	36	37
Asset impairment	36	—	155	—
Total operating expenses	499	459	1,487	1,261
Operating Income	136	159	212	336
Other Income and (Expense):
Interest expense, net of amounts capitalized	(45)	(47)	(138)	(144)
Other income (expense), net	17	3	22	3
Total other income and (expense)	(28)	(44)	(116)	(141)
Earnings Before Income Taxes	108	115	96	195
Income taxes (benefit)	(38)	(39)	(210)	(129)
Net Income	146	154	306	324
Net income attributable to noncontrolling interests	54	30	71	48
Net Income Attributable to Southern Power	$92	$124	$235	$276
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Net Income	$146	$154	$306	$324
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(4), $15, $(7), and $35, respectively	(11)	25	(19)	58
Reclassification adjustment for amounts included in net income, net of tax of $4, $(12), $16, and $(42), respectively	11	(20)	46	(68)
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $-, $-, $-, and $-, respectively	—	—	1	—
Total other comprehensive income (loss)	—	5	28	(10)
Comprehensive Income	146	159	334	314
Comprehensive income attributable to noncontrolling interests	54	30	71	48
Comprehensive Income Attributable to Southern Power	$92	$129	$263	$266
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017
	(in millions)
Operating Activities:
Net income	$306	$324
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	394	404
Deferred income taxes	(337)	240
Amortization of investment tax credits	(43)	(42)
Income taxes receivable, non-current	(12)	(42)
Asset impairment	155	—
Other, net	10	(4)
Changes in certain current assets and liabilities —
-Receivables	(41)	(77)
-Prepaid income taxes	5	24
-Other current assets	1	14
-Accounts payable	(27)	(31)
-Accrued taxes	256	79
-Other current liabilities	(1)	5
Net cash provided from operating activities	666	894
Investing Activities:
Business acquisitions	(64)	(1,016)
Property additions	(226)	(218)
Change in construction payables	3	(166)
Payments pursuant to LTSAs	(57)	(99)
Other investing activities	20	7
Net cash used for investing activities	(324)	(1,492)
Financing Activities:
Decrease in notes payable, net	(68)	(89)
Proceeds —
Short-term borrowings	200	—
Other long-term debt	—	43
Redemptions —
Senior notes	(350)	—
Other long-term debt	(420)	(4)
Return of capital	(650)	—
Distributions to noncontrolling interests	(86)	(89)
Capital contributions from noncontrolling interests	1,333	79
Payment of common stock dividends	(234)	(238)
Other financing activities	(15)	(27)
Net cash used for financing activities	(290)	(325)
Net Change in Cash, Cash Equivalents, and Restricted Cash	52	(923)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	140	1,112
Cash, Cash Equivalents, and Restricted Cash at End of Period	$192	$189
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $14 and $7 capitalized for 2018 and 2017, respectively)	$138	$144
Income taxes, net	(102)	(343)
Noncash transactions — Accrued property additions at end of period	37	16
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2018	At December 31, 2017
	(in millions)
Current Assets:
Cash and cash equivalents	$192	$129
Receivables —
Customer accounts receivable	150	117
Affiliated	71	50
Other	62	98
Materials and supplies	214	278
Prepaid income taxes	44	50
Assets held for sale, current	18	1
Other current assets	29	35
Total current assets	780	758
Property, Plant, and Equipment:
In service	13,603	13,755
Less: Accumulated provision for depreciation	2,087	1,910
Plant in service, net of depreciation	11,516	11,845
Construction work in progress	586	511
Total property, plant, and equipment	12,102	12,356
Other Property and Investments:
Intangible assets, net of amortization of $66 and $47 at September 30, 2018 and December 31, 2017, respectively	391	411
Total other property and investments	391	411
Deferred Charges and Other Assets:
Prepaid LTSAs	106	118
Accumulated deferred income taxes	1,281	925
Income taxes receivable, non-current	84	72
Assets held for sale	185	—
Other deferred charges and assets	426	566
Total deferred charges and other assets	2,082	1,681
Total Assets	$15,355	$15,206
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At September 30, 2018	At December 31, 2017
	(in millions)
Current Liabilities:
Securities due within one year	$—	$770
Notes payable	237	105
Accounts payable —
Affiliated	86	102
Other	88	103
Accrued income taxes	233	—
Liabilities held for sale, current	4	—
Other current liabilities	165	152
Total current liabilities	813	1,232
Long-term Debt	5,029	5,071
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	111	199
Accumulated deferred ITCs	1,842	1,884
Other deferred credits and liabilities	259	322
Total deferred credits and other liabilities	2,212	2,405
Total Liabilities	8,054	8,708
Common Stockholder's Equity:
Common stock, par value $0.01 per share —
Authorized — 1,000,000 shares
Outstanding — 1,000 shares	—	—
Paid-in capital	2,604	3,662
Retained earnings	1,478	1,478
Accumulated other comprehensive income (loss)	31	(2)
Total common stockholder's equity	4,113	5,138
Noncontrolling interests	3,188	1,360
Total stockholders' equity	7,301	6,498
Total Liabilities and Stockholders' Equity	$15,355	$15,206
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2018 vs. THIRD QUARTER 2017
AND
YEAR-TO-DATE 2018 vs. YEAR-TO-DATE 2017

OVERVIEW
Southern Power develops, constructs, acquires, owns, and manages power generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. Southern Power continually seeks opportunities to execute its strategy to create value through various transactions including acquisitions, dispositions, and sales of partnership interests, development and construction of new generating facilities, and entry into PPAs primarily with investor-owned utilities, independent power producers, municipalities, electric cooperatives, and other load-serving entities, as well as commercial and industrial customers. In general, Southern Power has committed to the construction or acquisition of new generating capacity only after entering into or assuming long-term PPAs for the new facilities.
In May 2018, Southern Power completed the sale of a 33% equity interest in SPSH, a limited partnership indirectly owning substantially all of Southern Power's solar facilities, for an aggregate purchase price of approximately $1.2 billion. In addition, Southern Power entered into an agreement to sell all of its equity interests in Plant Oleander and Plant Stanton Unit A (together, the Florida Plants), for an aggregate purchase price of $195 million. The sale is expected to occur in the first quarter 2019. On October 31, 2018, Southern Power entered into agreements with three financial investors for the sale of a noncontrolling interest for approximately $1.2 billion in tax equity in SP Wind, which owns a portfolio of eight operating wind facilities. The transaction is subject to Public Utility Commission of Texas approval and is expected to close by the end of 2018. On November 5, 2018, Southern Power entered into an agreement to sell all of its equity interests in Plant Mankato (including the 385-MW expansion currently under construction) for an aggregate purchase price of $650 million. The transaction is subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act) and FERC and state commission approvals and is expected to close mid-2019. See FUTURE EARNINGS POTENTIAL and Note (J) to the Condensed Financial Statements under "Southern Power" herein for additional information. The ultimate outcome of these matters cannot be determined at this time.
During the nine months ended September 30, 2018, Southern Power acquired and placed in service the 20-MW Gaskell West 1 solar facility, placed in service the 148-MW Cactus Flats wind facility, acquired and began construction of the 100-MW Wild Horse Mountain and the 200-MW Reading wind facilities, and continued construction of the expansion of the 385-MW Mankato natural gas facility. See FUTURE EARNINGS POTENTIAL – "Acquisitions" and "Construction Projects" herein for additional information.
At September 30, 2018, Southern Power's average investment coverage ratio for its generating assets (including the Florida and Mankato Plants), based on the ratio of investment under contract to total investment using the respective generation facilities' net book value (or expected in-service value for facilities under construction discussed herein) as the investment amount, was 93% through 2022 and 91% through 2027, with an average remaining contract duration of approximately 15 years. See FUTURE EARNINGS POTENTIAL – "Power Sales Agreements" herein for additional information.
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

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net Income Attributable to Southern Power

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(32)	(25.8)	$(41)	(14.9)
Net income attributable to Southern Power for the third quarter 2018 was $92 million compared to $124 million for the corresponding period in 2017. The decrease was primarily due to a $36 million asset impairment charge ($27 million after tax) on wind turbine equipment held for development projects and $23 million from a reduction in income tax benefits primarily from ITCs related to solar facilities placed in service, partially offset by $11 million in state income tax benefits arising from the reorganization of legal entities that own and operate certain of Southern Power's wind facilities.
Net income attributable to Southern Power for year-to-date 2018 was $235 million compared to $276 million for the corresponding period in 2017. The decrease was primarily due to a $119 million asset impairment charge as a result of the pending sale of the Florida Plants in the second quarter 2018 and a $36 million asset impairment charge on wind turbine equipment held for development projects (together $116 million after tax) and $25 million from a reduction in income tax benefits primarily from ITCs related to solar facilities placed in service, partially offset by approximately $65 million in state income tax benefits arising from reorganizations of legal entities that own and operate certain of Southern Power's solar and wind facilities.
Operating Revenues

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$17	2.8	$102	6.4
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

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See FUTURE EARNINGS POTENTIAL – "Power Sales Agreements" herein for additional information regarding Southern Power's PPAs.
Details of Southern Power's operating revenues were as follows:

	Third Quarter 2018	Third Quarter 2017	Year-to-Date 2018	Year-to-Date 2017
	(in millions)
PPA capacity revenues	$168	$169	$450	$466
PPA energy revenues	336	299	892	765
Total PPA revenues	504	468	1,342	1,231
Non-PPA revenues	126	147	347	357
Other revenues	5	3	10	9
Total operating revenues	$635	$618	$1,699	$1,597
In the third quarter 2018, total operating revenues were $635 million, reflecting a $17 million, or 3%, increase from the corresponding period in 2017. The increase in operating revenues was primarily due to the following:

•
PPA energy revenues increased $37 million, or 12%, primarily due to increases of $20 million from new natural gas PPAs from existing facilities, $9 million from renewable facilities primarily due to an increase in the volume of KWHs sold, and $8 million in fuel costs that are contractually recovered through existing PPAs.

•	Non-PPA revenues decreased $21 million, or 14%, primarily due to the volume of KWHs sold from uncovered natural gas capacity through short-term sales.
For year-to-date 2018, total operating revenues were $1.7 billion, reflecting an $102 million, or 6%, increase from the corresponding period in 2017. The increase in operating revenues was primarily due to the following:

•	PPA capacity revenues decreased $16 million, or 3%, primarily due to the contractual expiration of an affiliate natural gas PPA.

•
PPA energy revenues increased $127 million, or 17%, primarily due to increases of $56 million from new natural gas PPAs from existing facilities, $45 million in fuel costs that are contractually recovered through existing PPAs, and $27 million from renewable facilities primarily due to an increase in the volume of KWHs sold.

•	Non-PPA revenues decreased $10 million, or 3%, primarily due to the volume of KWHs sold from uncovered natural gas capacity through short-term sales.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel and Purchased Power Expenses
Fuel costs constitute the largest expense for Southern Power. In addition, Southern Power purchases a portion of its electricity needs from the wholesale market including the power pool. Details of Southern Power's generation and purchased power were as follows:

	Third Quarter 2018	Third Quarter 2017	Year-to-Date 2018	Year-to-Date 2017
	(in billions of KWHs)
Generation	13.3	12.5	35.3	33.2
Purchased power	0.9	1.2	3.1	3.4
Total generation and purchased power	14.2	13.7	38.4	36.6

Total generation and purchased power, excluding solar, wind, and tolling agreements	8.2	7.2	22.2	17.8
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
Details of Southern Power's fuel and purchased power expenses were as follows:

	Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$1	0.5	$51	11.1
Purchased power	(6)	(14.0)	24	21.2
Total fuel and purchased power expenses	$(5)		$75
In the third quarter 2018, total fuel and purchased power expenses decreased $5 million, or 2%, compared to the corresponding period in 2017. Fuel expense increased $1 million primarily due to a $43 million increase in the volume of KWHs generated, excluding solar, wind, and tolling agreements, partially offset by a $42 million decrease in the average cost of natural gas per KWH generated. Purchased power expense decreased $6 million due to a $9 million decrease in the volume of KWHs purchased, partially offset by a $3 million increase in the average cost of purchased power.
For year-to-date 2018, total fuel and purchased power expenses increased $75 million, or 13%, compared to the corresponding period in 2017. Fuel expense increased $51 million primarily due to a $152 million increase in the volume of KWHs generated, excluding solar, wind, and tolling agreements, partially offset by a $101 million decrease in the average cost of natural gas per KWH generated. Purchased power expense increased $24 million primarily due to a $33 million increase in the average cost of purchased power primarily in first quarter 2018, partially offset by a $9 million decrease in the volume of KWHs purchased.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset Impairment

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$36	N/M	$155	N/M
N/M - Not meaningful
In the second quarter 2018, a $119 million asset impairment charge was recorded in contemplation of the sale of the Florida Plants. In addition, in the third quarter 2018, a $36 million asset impairment charge was recorded on wind turbine equipment held for development projects. See Note (J) under "Southern Power – Sale of Florida Plants" and " – Development Projects" to the Condensed Financial Statements herein for additional information.
Other Income (Expense), Net

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$14	N/M	$19	N/M
N/M - Not meaningful
In the third quarter 2018, other income (expense), net was $17 million compared to $3 million for the corresponding period in 2017. For year-to-date 2018, other income (expense) was $22 million compared to $3 million for the corresponding period in 2017. These increases were primarily due to a $14 million gain from a joint-development wind project, which is attributable to Southern Power's partner in the project and fully offset within noncontrolling interests.
Income Taxes (Benefit)

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$1	2.6	$(81)	(62.8)
In the third quarter 2018, income tax benefit was $38 million compared to $39 million for the corresponding period in 2017. For year-to-date 2018, income tax benefit was $210 million compared to $129 million for the corresponding period in 2017. These changes were primarily due to lower pre-tax earnings, primarily resulting from asset impairment charges, and income tax benefits related to certain changes in state apportionment rates arising from reorganizations of Southern Power's legal entities that own and operate certain of its solar and wind facilities, partially offset by a decrease in income tax benefits from solar ITCs, primarily as a result of a decrease in the number of facilities placed in service in 2018 as compared to 2017. See FUTURE EARNINGS POTENTIAL – "Income Tax Matters – Legal Entity Reorganizations" and Note (H) to the Condensed Financial Statements herein for additional information.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income Attributable to Noncontrolling Interests

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$24	80.0	$23	47.9
In the third quarter 2018, net income attributable to noncontrolling interests was $54 million compared to $30 million for the corresponding period in 2017. The increase was due to $14 million of other income allocations attributable to a joint-development wind project and $10 million of net income allocations primarily due to the sale of a 33% equity interest in SPSH in 2018.
For year-to-date 2018, net income attributable to noncontrolling interests was $71 million compared to $48 million for the corresponding period in 2017. The increase was primarily due to $21 million of net income allocations due to the sale of a 33% equity interest in SPSH in 2018 and $14 million of other income allocations attributable to a joint-development wind project, partially offset by a reduction of $10 million of net income allocations primarily due to the tax equity partnership for Gaskell West 1.
See Note (J) to the Condensed Financial Statements under "Southern Power" herein for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Power's future earnings potential. The level of Southern Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Power's competitive wholesale business. These factors include: Southern Power's ability to achieve sales growth while containing costs; regulatory matters; creditworthiness of customers; total generating capacity available in Southern Power's market areas; the successful remarketing of capacity as current contracts expire; and Southern Power's ability to execute its strategy.
In May 2018, Southern Power completed the sale of a 33% equity interest in SPSH, a limited partnership indirectly owning substantially all of Southern Power's solar facilities, to Global Atlantic Financial Group Limited (Global Atlantic) for approximately $1.2 billion. Accordingly, Global Atlantic will receive 33% of all cash distributions paid by SPSH. Southern Power continues to consolidate the assets and liabilities of SPSH with Global Atlantic's share of partnership earnings reflected in net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Income.
Also in May 2018, Southern Power entered into an equity interest purchase agreement with NextEra Energy to sell all of its equity interests in the Florida Plants for an aggregate purchase price of $195 million, subject to customary working capital and timing adjustments. The ultimate purchase price will decrease $110,000 per day for each day after December 31, 2018 through the closing of the transaction. Conversely, the ultimate purchase price will increase $110,000 per day for each day the closing occurs prior to December 31, 2018. The sale is expected to occur in the first quarter 2019. Pre-tax net income for the Florida Plants was $18 million and $11 million for the three months ended September 30, 2018 and 2017, respectively, and $40 million and $28 million for the nine months ended September 30, 2018 and 2017, respectively. The ultimate outcome of this matter cannot be determined at this time.
On October 31, 2018, Southern Power entered into agreements with three financial investors for the sale of a noncontrolling interest for approximately $1.2 billion in Class A tax equity in SP Wind, which owns a portfolio of eight operating wind facilities. The transaction is subject to Public Utility Commission of Texas approval and is expected to close by the end of 2018. Upon closing, the tax equity partners will have a claim to certain cash distributions and an allocation of tax attributes. See "Income Tax Matters – Legal Entity Reorganizations" herein for additional information. The ultimate outcome of this matter cannot be determined at this time.
On November 5, 2018, Southern Power entered into an agreement with Northern States Power to sell all of its equity interests in Plant Mankato (including the 385-MW expansion currently under construction) for an aggregate purchase price of $650 million, subject to customary working capital and timing adjustments. The ultimate purchase

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

price will decrease $66,667 per day for each day after June 1, 2019, if the expansion has not achieved commercial operation, but such decrease will not exceed $15 million. This transaction is subject to the expiration or termination of the waiting period under the HSR Act and FERC and state commission approvals and is expected to close mid-2019. The ultimate outcome of this matter cannot be determined at this time.
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
At September 30, 2018, Southern Power's average investment coverage ratio for its generating assets (including the Florida and Mankato Plants), based on the ratio of investment under contract to total investment using the respective generation facilities' net book value (or expected in-service value for facilities under construction and acquisitions discussed herein) as the investment amount, was 93% through 2022 and 91% through 2027, with an average remaining contract duration of approximately 15 years.
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
On May 4, 2018, the FERC issued an order terminating both proceedings, finding that the traditional electric operating companies and Southern Power satisfy the FERC's standards for market-based rates. On May 9, 2018, the traditional electric operating companies and Southern Power made the compliance filing required by the order. These proceedings are concluded.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisitions
During the nine months ended September 30, 2018, one of Southern Power's wholly-owned subsidiaries acquired and completed construction of the Gaskell West 1 solar facility. Acquisition-related costs were expensed as incurred and were not material. See Note (J) to the Condensed Financial Statements under "Southern Power" herein and MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Power in Item 7 of the Form 10-K for additional information.

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
Construction Projects in Progress and/or Completed
During the nine months ended September 30, 2018, Southern Power started, continued, or completed construction of the projects set forth in the table below. Total aggregate construction costs, excluding the acquisition costs, are expected to be between $575 million and $640 million for the Mankato, Wild Horse Mountain, and Reading facilities. At September 30, 2018, construction costs included in CWIP related to these projects totaled $246 million. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Expected COD	PPA Counterparties	PPA Contract Period
Cactus Flats(a)	Wind	148	Concho County, TX	July 2018	General Motors, LLC and General Mills Operations, LLC	12 years and 15 years
Mankato	Natural Gas	385	Mankato, MN	First half 2019	Northern States Power Company	20 years
Wild Horse Mountain(b)	Wind	100	Pushmataha County, OK	Fourth quarter 2019	Arkansas Electric Cooperative	20 years
Reading(c)	Wind	200	Osage and Lyon Counties, KS	Second quarter 2020	Royal Caribbean Cruises LTD	12 years

(a)
In July 2017, Southern Power purchased 100% of the Cactus Flats facility and commenced construction. In July 2018, the facility was placed in service and, in August 2018, Southern Power closed on a tax equity partnership agreement and owns 100% of the class B membership interests.

(b)
In May 2018, Southern Power purchased 100% of the Wild Horse Mountain facility and commenced construction. Southern Power may enter into a tax equity partnership agreement, in which case it would then own 100% of the class B membership interests.

(c)
In August 2018, Southern Power purchased 100% of the membership interests from the joint development arrangement with Renewable Energy Systems Americas, Inc. and commenced construction. Southern Power may enter into a tax equity partnership agreement, in which case it would then own 100% of the class B membership interests.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Development Projects
During 2017, as part of its renewable development strategy, Southern Power purchased wind turbine equipment from Siemens Gamesa Renewable Energy Inc. and Vestas-American Wind Technology, Inc. to be used for various development and construction projects. Any wind projects using this equipment and reaching commercial operation by the end of 2021 are expected to qualify for 80% PTCs.
During 2016, Southern Power entered into a joint development agreement with Renewable Energy Systems Americas, Inc. to develop and construct wind projects. In addition, in 2016, Southern Power purchased wind turbine equipment from Siemens Wind Power, Inc. and Vestas-American Wind Technology, Inc. to be used for construction of the facilities. Any wind projects using this equipment and reaching commercial operation by the end of 2020 are expected to qualify for 100% PTCs.
In response to the previously disclosed decrease of planned expenditures for plant acquisitions and placeholder growth, Southern Power continues to refine the deployment of the wind turbine equipment to potential joint development and construction projects as well as the amount of MW capacity to be constructed. During the third quarter 2018, as a result of a review of various options for probable dispositions of wind turbine equipment not already deployed to development or construction projects, Southern Power recorded a $36 million asset impairment charge on the equipment.
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
Legal Entity Reorganizations
In April 2018, Southern Power completed the final stage of a legal entity reorganization of various direct and indirect subsidiaries that own and operate substantially all of its solar facilities, including certain subsidiaries owned in partnership with various third parties. The reorganization resulted in net state tax benefits related to certain changes in apportionment rates totaling approximately $54 million, which were recorded in the first half of 2018.
In September 2018, Southern Power also completed a legal reorganization of eight operating wind facilities under a new holding company, SP Wind, which resulted in net state tax benefits totaling approximately $11 million related to certain changes in apportionment rates.
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
Recently Issued Accounting Standards
See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Recently Issued Accounting Standards" of Southern Power in Item 7 of the Form 10-K for additional information regarding ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). See Note (A) to the Condensed Financial Statements herein for information regarding Southern Power's recently adopted accounting standards.
In 2016, the FASB issued ASU No. 2016-02, which requires lessees to recognize on the balance sheet a lease liability and a right-of-use asset for all leases. ASU 2016-02 also changes the recognition, measurement, and presentation of expense associated with leases and provides clarification regarding the identification of certain components of contracts that would represent a lease. The accounting required by lessors is relatively unchanged. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and Southern Power will adopt the new standard effective January 1, 2019.
Southern Power has elected the transition methodology provided by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, whereby it will apply the requirements of ASU 2016-02 on a prospective basis as of the adoption date of January 1, 2019, without restating prior periods. Southern Power expects to elect the package of practical expedients provided by ASU 2016-02 that allows prior determinations of whether existing contracts are, or contain, leases and the classification of existing leases to continue without reassessment. Additionally, Southern Power expects to apply the use-of-hindsight practical expedient in determining lease terms as of the date of adoption. Southern Power also expects to make accounting policy elections to account for short-term leases in all asset classes as off-balance sheet leases and to combine lessee lease and non-lease components in the computations of lease obligations and right-of-use assets for most asset classes, while lessor lease and non-lease components will be accounted for separately.
Southern Power is continuing to complete the implementation of an information technology system to track and account for its leases and of changes to its internal controls and accounting policies to support the accounting for leases under ASU 2016-02. Southern Power has substantially completed its lease inventory and determined its most significant leases as a lessee involve real estate. While Southern Power has not yet determined the ultimate impact, adoption of ASU 2016-02 is expected to result in recording lease liabilities and right-of-use assets on Southern Power's balance sheet each totaling approximately $0.5 billion, with no material impact on Southern Power's statement of income.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Southern Power in Item 7 of the Form 10-K for additional information. Southern Power's financial condition remained stable at September 30, 2018. Southern Power intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements as needed to meet future capital and liquidity needs. See "Sources of Capital" herein for additional information on lines of credit.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Southern Power also utilizes third-party tax equity partnerships as one of the financing sources to fund its renewable growth strategy where the tax partner takes significantly all of the federal tax benefits. These tax equity partnerships are consolidated in Southern Power's financial statements using a hypothetical liquidation at book value (HLBV) methodology to allocate partnership gains and losses to Southern Power. During the first nine months of 2018, Southern Power obtained third-party tax equity funding for the Gaskell West 1 solar project and the Cactus Flats wind project of approximately $26 million and $122 million, respectively. See Note (A) to the Condensed Financial Statements under "Hypothetical Liquidation at Book Value" herein for additional information on the HLBV methodology.
In May 2018, Southern Power received approximately $1.2 billion from the sale of a 33% equity interest in SPSH, a limited partnership indirectly owning substantially all of Southern Power's solar facilities. The proceeds were used to repay $770 million of existing indebtedness, to return capital of $250 million to Southern Company, and for other general corporate purposes, including working capital.
On October 31, 2018, Southern Power entered into agreements with three financial investors for the sale of a noncontrolling interest for approximately $1.2 billion in tax equity in SP Wind, which owns a portfolio of eight operating wind facilities. The transaction is subject to Public Utility Commission of Texas approval and is expected to close by the end of 2018. Southern Power intends to use the proceeds to return capital of approximately $1.0 billion to Southern Company. The ultimate outcome of this matter cannot be determined at this time.
Net cash provided from operating activities totaled $666 million for the first nine months of 2018 compared to $894 million for the first nine months of 2017. The decrease in net cash provided from operating activities was primarily due to lower income tax refunds primarily due to taxable gains arising from the sale of a 33% equity interest in SPSH. See FUTURE EARNINGS POTENTIAL – "Income Tax Matters – Bonus Depreciation" of Southern Power in Item 7 of the Form 10-K for additional information. Net cash used for investing activities totaled $324 million for the first nine months of 2018 primarily due to the construction of generating facilities and payments for renewable acquisitions. Net cash used for financing activities totaled $290 million for the first nine months of 2018 primarily due to debt repayments, returns of capital and payments of common stock dividends to Southern Company, and distributions to noncontrolling interests, partially offset by proceeds from the sale of a 33% equity interest in SPSH. Cash flows from financing activities may vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2018 include a $1.8 billion increase in noncontrolling interests primarily due to the sale of SPSH, a $1.1 billion reduction in paid in capital, which includes $410 million related to the sale of SPSH and $250 million and $400 million of capital returned to Southern Company in the second and third quarters 2018, respectively, a $770 million decrease in securities due within one year due to repayments of debt in the second quarter 2018, and a $356 million increase in accumulated deferred income tax assets primarily due to the sale of SPSH.
See FUTURE EARNINGS POTENTIAL – "Acquisitions," "Construction Projects," and "Income Tax Matters – Legal Entity Reorganizations" herein for additional information.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Power in Item 7 of the Form 10-K for a description of Southern Power's capital requirements and contractual obligations. There are no scheduled maturities of long-term debt through September 30, 2019.
Southern Power's construction program includes estimates for potential plant acquisitions and placeholder growth, new construction and development, capital improvements, and work to be performed under LTSAs and is subject to periodic review and revision. Subsequent to the Tax Reform Legislation, planned expenditures for plant acquisitions and placeholder growth are now expected to average approximately $0.5 billion per year for 2018 through 2022 and may vary materially due to market opportunities and Southern Power's ability to execute its growth strategy. Southern Power's capital expenditures for committed construction, capital improvements, and work to be performed

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

under LTSAs remain unchanged and total approximately $0.9 billion for the five years ending 2022. Actual construction costs may vary from these estimates because of numerous factors such as: changes in business conditions; changes in the expected environmental compliance program; changes in environmental laws and regulations; the outcome of any legal challenges to environmental rules; changes in FERC rules and regulations; changes in load projections; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital. See FUTURE EARNINGS POTENTIAL – "Acquisitions" and "Construction Projects" herein for additional information.
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
As of September 30, 2018, Southern Power had cash and cash equivalents of approximately $192 million.
Southern Power's commercial paper program is used to finance acquisition and construction costs related to electric generating facilities, for general corporate purposes, and to finance maturing debt. Commercial paper is included in notes payable on the condensed consolidated balance sheets.
Details of short-term borrowings were as follows:

	Short-term Debt at September 30, 2018		Short-term Debt During the Period (*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$37	2.5%	$44	2.3%	$185
Short-term loans	200	2.8%	200	2.7%	200
Total	$237	2.8%	$244	2.6%

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2018.
At September 30, 2018, Southern Power had a committed credit facility (Facility) of $750 million, of which $22 million has been used for letters of credit and $728 million remains unused. The Facility expires in 2022. Proceeds from the Facility may be used for working capital and general corporate purposes as well as liquidity support for Southern Power's commercial paper program. Subject to applicable market conditions, Southern Power expects to renew or replace the Facility, as needed, prior to expiration. In connection therewith, Southern Power may extend the maturity date and/or increase or decrease the lending commitment thereunder. See Note 6 to the financial statements of Southern Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
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
Southern Power also has a $120 million continuing letter of credit facility expiring in 2019 for standby letters of credit. At September 30, 2018, $98 million has been used for letters of credit, primarily as credit support for PPA requirements, and $22 million remains unused.
In addition, at September 30, 2018, Southern Power had $103 million of cash collateral posted related to PPA requirements.
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
The maximum potential collateral requirements under these contracts at September 30, 2018 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and/or Baa2	$37
At BBB- and/or Baa3	$378
At BB+ and/or Ba1(*)	$932

(*)	Any additional credit rating downgrades at or below BB- and/or Ba3 could increase collateral requirements up to an additional $38 million.
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
On September 28, 2018, Fitch assigned a negative rating outlook to the ratings of Southern Company and certain of its subsidiaries (including Southern Power).
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
In the second quarter 2018, Southern Power repaid $420 million aggregate principal amount of long-term floating rate bank loans and $350 million aggregate principal amount of Series 2015A 1.50% Senior Notes due June 1, 2018.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN COMPANY GAS
AND SUBSIDIARY COMPANIES

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $9, $9, $83, and $75, respectively)	$487	$532	$2,829	$2,737
Alternative revenue programs	5	—	(23)	9
Other revenues	—	33	55	95
Total operating revenues	492	565	2,861	2,841
Operating Expenses:
Cost of natural gas	104	134	1,053	1,085
Cost of other sales	—	7	12	20
Other operations and maintenance	216	206	730	675
Depreciation and amortization	119	125	374	370
Taxes other than income taxes	32	26	157	140
Gain on dispositions, net	(353)	—	(317)	—
Goodwill impairment	—	—	42	—
Total operating expenses	118	498	2,051	2,290
Operating Income	374	67	810	551
Other Income and (Expense):
Earnings from equity method investments	34	32	108	100
Interest expense, net of amounts capitalized	(52)	(51)	(170)	(145)
Other income (expense), net	6	19	21	30
Total other income and (expense)	(12)	—	(41)	(15)
Earnings Before Income Taxes	362	67	769	536
Income taxes	316	52	475	233
Net Income	$46	$15	$294	$303
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Net Income	$46	$15	$294	$303
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $-, $-, $1, and $(2), respectively	—	—	2	(3)
Reclassification adjustment for amounts included in net income, net of tax of $-, $-, $1, and $-, respectively	—	—	2	—
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $2, $-, $2, and $(1), respectively	6	—	5	—
Total other comprehensive income (loss)	6	—	9	(3)
Comprehensive Income	$52	$15	$303	$300
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017
	(in millions)
Operating Activities:
Net income	$294	$303
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	374	370
Deferred income taxes	(83)	265
Mark-to-market adjustments	23	(32)
Gain on dispositions, net	(317)	—
Goodwill impairment	42	—
Other, net	(41)	(46)
Changes in certain current assets and liabilities —
-Receivables	445	531
-Natural gas for sale	87	—
-Prepaid income taxes	(23)	(7)
-Other current assets	21	(42)
-Accounts payable	(59)	(169)
-Accrued taxes	(64)	(24)
-Accrued compensation	2	(11)
-Other current liabilities	35	8
Net cash provided from operating activities	736	1,146
Investing Activities:
Property additions	(1,029)	(1,093)
Cost of removal, net of salvage	(67)	(45)
Change in construction payables, net	(14)	49
Investment in unconsolidated subsidiaries	(90)	(128)
Dispositions	2,631	—
Other investing activities	18	28
Net cash provided from (used for) investing activities	1,449	(1,189)
Financing Activities:
Decrease in notes payable, net	(1,382)	(323)
Proceeds —
First mortgage bonds	100	200
Capital contributions from parent company	35	79
Senior notes	—	450
Redemptions — Gas facility revenue bonds	(200)	—
Return of capital	(400)	—
Payment of common stock dividends	(351)	(332)
Other financing activities	(3)	(29)
Net cash provided from (used for) financing activities	(2,201)	45
Net Change in Cash, Cash Equivalents, and Restricted Cash	(16)	2
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	78	24
Cash, Cash Equivalents, and Restricted Cash at End of Period	$62	$26
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $5 and $9 capitalized for 2018 and 2017, respectively)	$175	$146
Income taxes, net	682	17
Noncash transactions — Accrued property additions at end of period	121	112
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2018	At December 31, 2017
	(in millions)
Current Assets:
Cash and cash equivalents	$56	$73
Receivables —
Energy marketing receivables	498	607
Customer accounts receivable	180	400
Unbilled revenues	58	285
Affiliated	23	12
Other accounts and notes receivable	110	91
Accumulated provision for uncollectible accounts	(18)	(28)
Natural gas for sale	486	595
Prepaid expenses	62	53
Assets from risk management activities, net of collateral	87	135
Other regulatory assets, current	72	94
Other current assets	88	78
Total current assets	1,702	2,395
Property, Plant, and Equipment:
In service	14,771	15,833
Less: Accumulated depreciation	4,351	4,596
Plant in service, net of depreciation	10,420	11,237
Construction work in progress	660	491
Total property, plant, and equipment	11,080	11,728
Other Property and Investments:
Goodwill	5,015	5,967
Equity investments in unconsolidated subsidiaries	1,529	1,477
Other intangible assets, net of amortization of $133 and $120 at September 30, 2018 and December 31, 2017, respectively	113	280
Miscellaneous property and investments	20	21
Total other property and investments	6,677	7,745
Deferred Charges and Other Assets:
Other regulatory assets, deferred	721	901
Other deferred charges and assets	218	218
Total deferred charges and other assets	939	1,119
Total Assets	$20,398	$22,987
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2018	At December 31, 2017
	(in millions)
Current Liabilities:
Securities due within one year	$515	$157
Notes payable	136	1,518
Energy marketing trade payables	521	546
Accounts payable —
Affiliated	37	21
Other	346	425
Customer deposits	136	128
Accrued taxes —
Accrued income taxes	—	40
Other accrued taxes	61	78
Accrued interest	66	51
Accrued compensation	71	74
Liabilities from risk management activities, net of collateral	28	69
Other regulatory liabilities, current	132	135
Other current liabilities	122	159
Total current liabilities	2,171	3,401
Long-term Debt	5,393	5,891
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	944	1,089
Deferred credits related to income taxes	930	1,063
Employee benefit obligations	412	415
Other cost of removal obligations	1,577	1,646
Accrued environmental remediation, deferred	269	342
Other deferred credits and liabilities	79	118
Total deferred credits and other liabilities	4,211	4,673
Total Liabilities	11,775	13,965
Common Stockholder's Equity:
Common stock, par value $0.01 per share —
Authorized — 100 million shares
Outstanding — 100 shares	—	—
Paid in capital	8,863	9,214
Accumulated deficit	(273)	(212)
Accumulated other comprehensive income	33	20
Total common stockholder's equity	8,623	9,022
Total Liabilities and Stockholder's Equity	$20,398	$22,987
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2018 vs. THIRD QUARTER 2017
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
On June 4, 2018, Southern Company Gas completed the stock sale of Pivotal Home Solutions to American Water Enterprises LLC for a total cash purchase price of $365 million, which includes the final working capital adjustment. This disposition resulted in an estimated net loss of $73 million, which includes $39 million of income tax expense, the calculation of which is expected to be finalized in the fourth quarter 2018. In contemplation of the transaction, a goodwill impairment charge of $42 million was recorded during the first quarter 2018.
On July 1, 2018, a Southern Company Gas subsidiary, Pivotal Utility Holdings, completed the sales of the assets of two of its natural gas distribution utilities, Elizabethtown Gas and Elkton Gas, to South Jersey Industries, Inc. for a total cash purchase price of $1.7 billion and an additional $40 million for working capital, subject to a final working capital adjustment expected in the fourth quarter 2018. This disposition resulted in an estimated pre-tax gain of approximately $230 million and an after-tax gain of approximately $18 million, the calculations of which are expected to be finalized in the fourth quarter 2018.
On July 29, 2018, Southern Company Gas and its wholly-owned direct subsidiary, NUI Corporation, completed the stock sale of Pivotal Utility Holdings, which primarily consisted of Florida City Gas, to NextEra Energy for a total cash purchase price of $530 million (less $3 million of indebtedness assumed at closing for customer deposits) and an additional $60 million for cash and other working capital, which includes the final working capital adjustment. This disposition resulted in an estimated pre-tax gain of approximately $121 million and an after-tax gain of approximately $20 million, the calculations of which are expected to be finalized in the fourth quarter 2018.
The after-tax impacts of these dispositions included income tax expense on goodwill not deductible for tax purposes and for which a deferred tax liability had not been recorded previously. See Note (J) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.

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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$31	206.7	$(9)	(3.0)
Southern Company Gas' net income for the third quarter 2018 was $46 million compared to $15 million for the corresponding period in 2017. The increase was primarily due to the gains resulting from the sales of Elizabethtown Gas, Elkton Gas, and Florida City Gas and higher commercial activity at wholesale gas services, partially offset by derivative losses at wholesale gas services, disposition-related costs, and a 2017 gain from the settlement of contractor litigation claims. Third quarter 2017 also included a deferred tax expense related to the enactment of the State of Illinois income tax legislation and new income tax apportionment factors in several states.
For year-to-date 2018, net income was $294 million compared to $303 million for the corresponding period in 2017. The decrease was primarily due to the net loss resulting from the Southern Company Gas Dispositions and a goodwill impairment charge recorded during the first quarter 2018 in contemplation of the sale of Pivotal Home

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Solutions, derivative losses at wholesale gas services, disposition-related costs, and lower gains from the settlement of contractor litigation claims in 2018 compared to the corresponding period in 2017, partially offset by higher commercial activity at wholesale gas services, additional revenues from infrastructure investments recovered through replacement programs less the associated increase in depreciation as well as base rate changes at gas distribution operations, and the lower federal income tax rate and the flowback of excess deferred taxes as a result of the Tax Reform Legislation. Year-to-date 2017 also included a deferred tax expense related to the enactment of the State of Illinois income tax legislation and new income tax apportionment factors in several states.
For additional information, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters" of Southern Company Gas in Item 7 of the Form 10-K and Note (J) to the Condensed Financial Statements under "Southern Company Gas" herein.
Natural Gas Revenues, including Alternative Revenue Programs

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(40)	(7.5)	$60	2.2
In the third quarter 2018, natural gas revenues, including alternative revenue programs, were $492 million compared to $532 million for the corresponding period in 2017. For year-to-date 2018, natural gas revenues, including alternative revenue programs, were $2.8 billion compared to $2.7 billion for the corresponding period in 2017.
Details of the changes in natural gas revenues were as follows:

	Third Quarter 2018		Year-to-Date 2018
	(in millions)	(% change)	(in millions)	(% change)
Natural gas revenues – prior year	$532		$2,746
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	—	—	53	1.9
Gas costs and other cost recovery	(16)	(3.0)	(24)	(0.9)
Weather	1	0.2	17	0.6
Wholesale gas services	17	3.2	46	1.7
Dispositions(*)	(43)	(8.1)	(30)	(1.1)
Other	1	0.2	(2)	—
Natural gas revenues – current year	$492	(7.5)%	$2,806	2.2%

(*)
Includes Pivotal Utility Holdings' disposition of Elizabethtown Gas and Elkton Gas as well as NUI Corporation's disposition of Pivotal Utility Holdings, which primarily consisted of Florida City Gas. See Note (J) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.

Revenues from infrastructure replacement programs and base rate changes increased for year-to-date 2018 due to gas distribution operations' continued investments recovered through infrastructure replacement programs and base rate increases as a result of rate cases, partially offset by revenue reductions for the impacts of the Tax Reform Legislation. See Note (B) to the Condensed Financial Statements herein under "Regulatory Matters – Southern Company Gas" for additional information.
Revenues associated with gas costs and other cost recovery in the third quarter 2018 decreased due to reduced natural gas prices during the third quarter 2018 compared to the corresponding period in 2017 and decreased volumes of natural gas sold in the third quarter 2018 as a result of fewer customers served following the dispositions. Revenues associated with gas costs and other cost recovery for year-to-date 2018 decreased due to reduced natural gas prices during 2018 compared to the corresponding period in 2017, partially offset by increased

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

volumes of natural gas sold in 2018 as a result of colder weather. See "Cost of Natural Gas" herein for additional information.
Revenues increased due to colder weather in 2018 compared to the corresponding periods in 2017 that affected the utility customers in Illinois and the gas marketing services customers in Georgia and Illinois. See the weather discussion herein for additional information.
Revenues from wholesale gas services increased primarily due to increased commercial activity, partially offset by derivative losses. See "Wholesale Gas Services" herein for additional information.
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

	Year-to-Date			2018 vs. 2017	2018 vs. normal
	Normal(*)	2018	2017	colder	colder (warmer)
Illinois	3,758	3,858	3,146	22.6%	2.7%
Georgia	1,578	1,542	1,008	53.0%	(2.3)%

(*)
Normal represents the 10-year average from January 1, 2008 through September 30, 2017 for Illinois at Chicago Midway International Airport and for Georgia at Atlanta Hartsfield-Jackson International Airport, based on information obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center.

Southern Company Gas hedged its exposure to warmer-than-normal weather in Illinois for gas distribution operations and in Illinois and Georgia for gas marketing services, which limited the negative income impacts reflected in the chart below.

	Gas Distribution Operations		Gas Marketing Services
	Year-to-Date		Year-to-Date
	2018	2017	2018	2017
	(in millions)		(in millions)
Pre-tax	$2	$(6)	$(1)	$(10)
After tax	2	(3)	(1)	(6)

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides the number of customers served by Southern Company Gas at September 30, 2018 and 2017:

	September 30,
	2018	2017	2018 vs. 2017
	(in thousands, except market share %)		(% change)
Gas distribution operations(a)	4,177	4,555	(8.3)%
Gas marketing services(b)
Energy customers(c)	685	756	(9.4)%
Market share of energy customers in Georgia	29.2%	28.8%

(a)
Includes total customers of approximately 404,000 at September 30, 2017 related to Elizabethtown Gas, Elkton Gas, and Florida City Gas, which were sold in July 2018. See Note (J) to the Condensed Financial Statements under "Southern Company Gas – Sale of Elizabethtown Gas and Elkton Gas" and " – Sale of Florida City Gas" herein for additional information.

(b)
On June 4, 2018, Southern Company Gas completed the sale of Pivotal Home Solutions, which served approximately 1.2 million contracts prior to disposition. See Note (J) to the Condensed Financial Statements under "Southern Company Gas – Sale of Pivotal Home Solutions" herein for additional information.

(c)
The decrease at September 30, 2018 is primarily due to approximately 70,000 fewer customers in Ohio contracted through an annual auction process to serve for 12 months beginning April 1, 2018. At September 30, 2017, there were approximately 140,000 customers in Ohio contracted through an annual auction process to serve for 12 months beginning April 1, 2017.

Southern Company Gas anticipates overall customer growth trends at the remaining four natural gas distribution utilities in gas distribution operations to continue as it expects continued improvement in the new housing market and low natural gas prices. Southern Company Gas uses a variety of targeted marketing programs to attract new customers and to retain existing customers.
Other Revenues

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(33)	N/M	$(40)	(42.1)
N/M - Not meaningful
In the third quarter 2018, there were no other revenues compared to $33 million for the corresponding period in 2017. For year-to-date 2018, other revenues were $55 million compared to $95 million for the corresponding period in 2017. Other revenues related to Pivotal Home Solutions, which was sold on June 4, 2018. See Note (J) to the Condensed Financial Statements under "Southern Company Gas – Sale of Pivotal Home Solutions" herein for additional information.
Cost of Natural Gas

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(30)	(22.4)	$(32)	(2.9)
Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 75% and 83% of total cost of natural gas for the third quarter and year-to-date 2018, respectively. For additional information, see MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Cost of Natural Gas and Other Sales" of Southern Company Gas in Item 7 of the Form 10-K and "Natural Gas Revenues" herein.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the third quarter 2018, cost of natural gas was $104 million compared to $134 million for the corresponding period in 2017. The decrease reflects $14 million related to the Southern Company Gas Dispositions, which resulted in a decrease in the volume of natural gas sold in the third quarter 2018 as a result of fewer gas distribution operations customers, and a 3.2% decrease in natural gas prices during the third quarter 2018 compared to the corresponding period in 2017.
For year-to-date 2018, cost of natural gas was $1.05 billion compared to $1.09 billion for the corresponding period in 2017. The decrease reflects $8 million related to the Southern Company Gas Dispositions, which resulted in a decrease in the volume of natural gas sold in 2018 as a result of fewer gas distribution operations customers, as well as an 8.4% decrease in natural gas prices during 2018, partially offset by an increase in the volume of natural gas sold in 2018 as a result of colder weather compared to the corresponding period in 2017.
The following table details the volumes of natural gas sold during all periods presented.

	Third Quarter		2018 vs. 2017	Year-to-Date		2018 vs. 2017
	2018	2017		2018	2017
Gas distribution operations (mmBtu in millions)
Firm	69	73	(5.5)%	503	438	14.8%
Interruptible	22	22	—%	71	71	—%
Total	91	95	(4.2)%	574	509	12.8%
Gas marketing services (mmBtu in millions)
Firm:
Georgia	3	4	(25.0)%	25	20	25.0%
Illinois	1	1	—%	9	8	12.5%
Ohio	1	2	(50.0)%	12	6	100.0%
Other	1	1	—%	3	4	(25.0)%
Interruptible large commercial and industrial	3	3	—%	10	10	—%
Total	9	11	(18.2)%	59	48	22.9%
Wholesale gas services (mmBtu in millions/day)
Daily physical sales	6.8	6.3	7.9%	6.7	6.4	4.7%
Cost of Other Sales

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(7)	N/M	$(8)	(40.0)
N/M - Not meaningful
In the third quarter 2018, there was no cost of other sales compared to $7 million for the corresponding period in 2017. For year-to-date 2018, cost of other sales was $12 million compared to $20 million for the corresponding period in 2017. Cost of other sales related to Pivotal Home Solutions, which was sold on June 4, 2018. See Note (J) to the Condensed Financial Statements under "Southern Company Gas – Sale of Pivotal Home Solutions" herein for additional information.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Operations and Maintenance Expenses

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$10	4.9	$55	8.1
In the third quarter 2018, other operations and maintenance expenses were $216 million compared to $206 million for the corresponding period in 2017. The increase was primarily due to $21 million of disposition-related costs and a $12 million increase in compensation and benefit costs, partially offset by a $24 million decrease related to the Southern Company Gas Dispositions and a $7 million decrease in bad debt expense at gas distribution operations.
For year-to-date 2018, other operations and maintenance expenses were $730 million compared to $675 million for the corresponding period in 2017. The increase was primarily due to $29 million of disposition-related costs, a $48 million increase in compensation and benefit costs, including a $12 million one-time increase for the adoption of a new paid time off policy to align with the Southern Company system, and an $11 million reserve for a settlement of class action litigation to facilitate the sale of Pivotal Home Solutions. These increases were partially offset by an $11 million decrease related to the Southern Company Gas Dispositions and a $15 million decrease in bad debt expense at gas distribution operations. See Notes (B) and (J) to the Condensed Financial Statements under "General Litigation Matters – Southern Company Gas" and "Southern Company Gas," respectively, herein for additional information. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters" of Southern Company Gas in Item 7 of the Form 10-K for additional information on the new paid time off policy.
Depreciation and Amortization

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(6)	(4.8)	$4	1.1
In the third quarter 2018, depreciation and amortization was $119 million compared to $125 million for the corresponding period in 2017. The decrease was primarily due to a $15 million decrease related to the Southern Company Gas Dispositions, partially offset by continued infrastructure investments recovered through replacement programs at gas distribution operations and lower amortization of intangible assets as a result of fair value adjustments in acquisition accounting at gas marketing services.
For year-to-date 2018, depreciation and amortization was $374 million compared to $370 million for the corresponding period in 2017. The increase was primarily due to continued infrastructure investments recovered through replacement programs at gas distribution operations, partially offset by a $20 million decrease related to the Southern Company Gas Dispositions and lower amortization of intangible assets as a result of fair value adjustments in acquisition accounting at gas marketing services.
See Note (J) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information on the Southern Company Gas Dispositions.
Taxes Other Than Income Taxes

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$6	23.1	$17	12.1
In the third quarter 2018, taxes other than income taxes were $32 million compared to $26 million for the corresponding period in 2017. This increase primarily reflects a $5 million credit in 2017 to establish a regulatory asset related to Nicor Gas' invested capital tax.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For year-to-date 2018, taxes other than income taxes were $157 million compared to $140 million for the corresponding period in 2017. This increase primarily reflects an $8 million increase in revenue tax expenses as a result of higher revenues, a $5 million credit in 2017 to establish a regulatory asset related to Nicor Gas' invested capital tax, and a $2 million increase in payroll taxes related to benefits under the new paid time off policy.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters" of Southern Company Gas in Item 7 of the Form 10-K for additional information on the new paid time off policy. See Note (J) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information on the Southern Company Gas Dispositions.
Gain on Dispositions, Net

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$353	N/M	$317	N/M
N/M - Not meaningful
In the third quarter 2018, gain on dispositions, net of $353 million reflects the July 1, 2018 sales of the assets of Elizabethtown Gas and Elkton Gas, the July 29, 2018 sale of Pivotal Utility Holdings, and the final working capital adjustment for the sale of Pivotal Home Solutions. The year-to-date 2018 amount also reflects a $36 million pre-tax loss on the June 4, 2018 sale of Pivotal Home Solutions recorded during the second quarter 2018. See Note (J) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
Goodwill Impairment

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$—	N/M	$42	N/M
N/M - Not meaningful
For year-to-date 2018, a goodwill impairment charge of $42 million was recorded during the first quarter 2018 in contemplation of the sale of Pivotal Home Solutions. See Notes (A) and (J) to the Condensed Financial Statements under "Goodwill and Other Intangible Assets" and "Southern Company Gas – Sale of Pivotal Home Solutions," respectively, herein for additional information.
Earnings from Equity Method Investments

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$2	6.3	$8	8.0
In the third quarter 2018, earnings from equity method investments were $34 million compared to $32 million for the corresponding period in 2017. For year-to-date 2018, earnings from equity method investments were $108 million compared to $100 million for the corresponding period in 2017. These increases were primarily due to higher earnings from Southern Company Gas' equity method investment in SNG. See Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Net of Amounts Capitalized

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$1	2.0	$25	17.2
For year-to-date 2018, interest expense, net of amounts capitalized was $170 million compared to $145 million for the corresponding period in 2017. This increase was primarily due to $20 million of additional interest expense on new debt issuances and additional commercial paper borrowings, and a $5 million reduction in capitalized interest due to the Dalton Pipeline being placed in service in August 2017.
Other Income (Expense), Net

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$(13)	(68.4)	$(9)	(30.0)
In the third quarter 2018, other income (expense), net was $6 million compared to $19 million for the corresponding period in 2017. This decrease was primarily due to a $14 million gain from the settlement of contractor litigation claims in 2017.
For year-to-date 2018, other income (expense), net was $21 million compared to $30 million for the corresponding period in 2017. This decrease was primarily due to $9 million lower gains from the settlement of contractor litigation claims in 2018 compared to the corresponding period in 2017.
See Note (B) to the Condensed Financial Statements under "Regulatory Matters – Southern Company Gas – Atlanta Gas Light's Pipeline Replacement Program" herein for additional information.
Income Taxes

Third Quarter 2018 vs. Third Quarter 2017		Year-to-Date 2018 vs. Year-to-Date 2017
(change in millions)	(% change)	(change in millions)	(% change)
$264	N/M	$242	N/M
N/M - Not meaningful
In the third quarter 2018, income taxes were $316 million compared to $52 million for the corresponding period in 2017. For year-to-date 2018, income taxes were $475 million compared to $233 million for the corresponding period in 2017. These increases were primarily due to tax expense resulting from the Southern Company Gas Dispositions, including tax expense on the goodwill for which a deferred tax liability had not been previously provided, partially offset by a lower federal income tax rate and the flowback of excess deferred taxes as a result of the Tax Reform Legislation. In addition, third quarter and year-to-date 2017 included a $23 million deferred tax expense related to the enactment of the State of Illinois income tax legislation and new income tax apportionment factors in several states.
See Notes (H) and (J) to the Condensed Financial Statements under "Effective Tax Rate" and "Southern Company Gas," respectively, herein for additional information.
Performance and Non-GAAP Measures
Adjusted operating margin is a non-GAAP measure that is calculated as operating revenues less cost of natural gas, cost of other sales, and revenue tax expense. Adjusted operating margin excludes other operations and maintenance expenses, depreciation and amortization, taxes other than income taxes, goodwill impairment, and gain on dispositions, net, which are included in the calculation of operating income as calculated in accordance with GAAP and reflected in the statements of income. The presentation of adjusted operating margin is believed to provide useful information regarding the contribution resulting from customer growth at gas distribution operations since

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the cost of natural gas and revenue tax expense can vary significantly and are generally billed directly to customers. Southern Company Gas further believes that utilizing adjusted operating margin at gas marketing services, wholesale gas services, and gas midstream operations allows it to focus on a direct measure of adjusted operating margin before overhead costs. The applicable reconciliation of operating income to adjusted operating margin is provided herein.
Adjusted operating margin should not be considered an alternative to, or a more meaningful indicator of, Southern Company Gas' operating performance than operating income as determined in accordance with GAAP. In addition, Southern Company Gas' adjusted operating margin may not be comparable to similarly titled measures of other companies.

	Third Quarter 2018	Third Quarter 2017	Year-to-Date 2018	Year-to-Date 2017
	(in millions)
Operating Income	$374	$67	$810	$551
Other operating expenses(a)	14	357	986	1,185
Revenue taxes(b)	(8)	(8)	(81)	(74)
Adjusted Operating Margin	$380	$416	$1,715	$1,662

(a)	Includes other operations and maintenance, depreciation and amortization, taxes other than income taxes, goodwill impairment, and gain on dispositions, net.

(b)	Nicor Gas' revenue tax expenses, which are passed through directly to customers.
Segment Information
Adjusted operating margin, operating expenses, and net income for each segment is illustrated in the tables below. See Note (L) to the Condensed Financial Statements herein for additional information.

	Third Quarter 2018			Third Quarter 2017
	Adjusted Operating Margin(a)	Operating Expenses(a)(b)	Net Income (Loss)(b)	Adjusted Operating Margin(a)	Operating Expenses(a)	Net Income (Loss)
	(in millions)			(in millions)
Gas distribution operations	$355	$(80)	$74	$379	$272	$52
Gas marketing services	19	28	(8)	51	48	1
Wholesale gas services	(8)	14	(18)	(25)	11	(23)
Gas midstream operations	15	15	16	12	13	14
All other	1	31	(18)	2	8	(29)
Intercompany eliminations	(2)	(2)	—	(3)	(3)	—
Consolidated	$380	$6	$46	$416	$349	$15

(a)	Adjusted operating margin and operating expenses are adjusted for Nicor Gas revenue tax expenses, which are passed through directly to customers.

(b)
Operating expenses for gas distribution operations and gas marketing services include the gain on dispositions, net. Net income for gas distribution operations and gas marketing services includes the gain on dispositions, net and the associated income tax expense. See Note (J) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Year-to-Date 2018			Year-to-Date 2017
	Adjusted Operating Margin(a)	Operating Expenses(a)(b)(c)	Net Income (Loss)(c)	Adjusted Operating Margin(a)	Operating Expenses(a)	Net Income (Loss)
	(in millions)			(in millions)
Gas distribution operations	$1,341	$540	$290	$1,329	$870	$223
Gas marketing services	194	209	(71)	213	149	36
Wholesale gas services	139	50	65	93	40	28
Gas midstream operations	44	44	54	28	38	38
All other	3	68	(44)	7	22	(22)
Intercompany eliminations	(6)	(6)	—	(8)	(8)	—
Consolidated	$1,715	$905	$294	$1,662	$1,111	$303

(a)	Adjusted operating margin and operating expenses are adjusted for Nicor Gas revenue tax expenses, which are passed through directly to customers.

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

(c)
Operating expenses for gas distribution operations and gas marketing services include the gain on dispositions, net. Net income for gas distribution operations and gas marketing services includes the gain on dispositions, net and the associated income tax expense. See Note (J) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.

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
On July 1, 2018, a Southern Company Gas subsidiary, Pivotal Utility Holdings, completed the sales of the assets of two of its natural gas distribution utilities, Elizabethtown Gas and Elkton Gas, to South Jersey Industries, Inc. On July 29, 2018, Southern Company Gas and its wholly-owned direct subsidiary, NUI Corporation, completed the sale of Pivotal Utility Holdings, which primarily consisted of Florida City Gas, to NextEra Energy. See Note (J) under "Southern Company Gas" herein for additional information.
Third Quarter 2018 vs. Third Quarter 2017
In the third quarter 2018, net income increased $22 million, or 42.3%, compared to the corresponding period in 2017. This increase primarily relates to a $352 million decrease in operating expenses, partially offset by a $24 million decrease in adjusted operating margin, an $18 million decrease in total other income (expense), net, and a $288 million increase in income tax expense.
Excluding a $381 million decrease attributable to the utilities sold during 2018, including the related gain, operating expenses increased $29 million, which primarily reflects additional depreciation due to additional assets placed in service and increased compensation and benefit costs, partially offset by a decrease in bad debt expense. Excluding

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a $29 million decrease in adjusted operating margin attributable to the utilities sold during 2018, adjusted operating margin increased $5 million, which primarily reflects additional revenue from continued infrastructure investments recovered through replacement programs and base rates, partially offset by lower rates and revenue deferrals for regulatory liabilities associated with Tax Reform Legislation impacts. The decrease in other income (expense), net primarily reflects a $14 million gain from the settlement of contractor litigation claims in 2017 and $7 million of additional interest expense primarily from the issuance of first mortgage bonds at Nicor Gas. Excluding a $314 million decrease attributable to the utilities sold in 2018, income tax expense decreased $26 million, primarily due to a lower federal income tax rate and the flowback of excess deferred taxes as a result of the Tax Reform Legislation.
Year-to-Date 2018 vs. Year-to-Date 2017
For year-to-date 2018, net income increased $67 million, or 30.0%, compared to the corresponding period in 2017. This increase primarily relates to a $12 million increase in adjusted operating margin and a $330 million decrease in operating expenses, partially offset by a $23 million decrease in total other income (expense), net, and a $252 million increase in income tax expense.
Excluding a $21 million decrease attributable to the utilities sold during 2018, adjusted operating margin increased $33 million, which primarily reflects additional revenue from continued infrastructure investments recovered through replacement programs and base rates and colder weather in 2018, partially offset by lower rates and revenue deferrals for regulatory liabilities associated with Tax Reform Legislation impacts. Excluding a $378 million decrease attributable to the utilities sold during 2018, including the related gain, operating expenses increased $48 million, which primarily reflects $27 million of additional depreciation primarily due to additional assets placed in service and increased compensation and benefit costs, partially offset by a decrease in bad debt expense. The decrease in other income (expense), net primarily reflects $16 million of additional interest expense primarily from the issuance of first mortgage bonds at Nicor Gas and commercial paper borrowings and $9 million lower gains from the settlement of contractor litigation claims during 2018 compared to the corresponding period in 2017, partially offset by an increase in interest income. Excluding a $307 million decrease attributable to the utilities sold in 2018, income tax expense decreased $55 million, primarily due to a lower federal income tax rate and the flowback of excess deferred taxes as a result of the Tax Reform Legislation.
Gas Marketing Services
Gas marketing services consists of several businesses that provide energy-related products to natural gas markets. Gas marketing services is weather sensitive and uses a variety of hedging strategies, such as weather derivative instruments and other risk management tools, to partially mitigate potential weather impacts.
On June 4, 2018, Southern Company Gas completed the sale of Pivotal Home Solutions to American Water Enterprises LLC. See Note (J) under "Southern Company Gas" herein for additional information.
Third Quarter 2018 vs. Third Quarter 2017
In the third quarter 2018, net income decreased $9 million compared to the corresponding period in 2017. This decrease primarily relates to a $32 million decrease in adjusted operating margin, partially offset by a $20 million decrease in operating expenses and a $4 million decrease in income tax expense.
Excluding a $26 million decrease attributable to Pivotal Home Solutions, adjusted operating margin decreased $6 million, which primarily reflects a $5 million decrease due to the timing of revenue recognition for fixed and guaranteed bill revenue as a result of adopting a new revenue recognition standard. The decrease in operating expenses primarily reflects a $19 million decrease attributable to Pivotal Home Solutions. The decrease in income tax expense was driven by a higher pretax loss, partially offset by a lower federal income tax rate.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year-to-Date 2018 vs. Year-to-Date 2017
For year-to-date 2018, net income decreased $107 million compared to the corresponding period in 2017. This decrease primarily relates to a $19 million decrease in adjusted operating margin, a $60 million increase in operating expenses, and a $28 million increase in income tax expense.
Excluding a $33 million decrease attributable to Pivotal Home Solutions, adjusted operating margin increased $14 million, which primarily reflects colder weather in 2018. Excluding a $62 million increase attributable to Pivotal Home Solutions that includes the loss on disposition and the goodwill impairment charge, operating expense decreased $2 million primarily due to a decrease in depreciation and amortization primarily due to lower amortization of intangible assets as a result of fair value adjustments recorded during acquisition accounting, partially offset by higher bad debt expenses and compensation and benefit costs. The increase in income tax expense was driven by higher pretax earnings, partially offset by a lower federal income tax rate.
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
Third Quarter 2018 vs. Third Quarter 2017
In the third quarter 2018, net loss decreased $5 million, or 21.7%, compared to the corresponding period in 2017. This increase primarily relates to a $17 million increase in adjusted operating margin, partially offset by a $3 million increase in operating expenses and an $8 million decrease in income tax benefit. Details of the increase in adjusted operating margin are provided in the table below. The increase in operating expenses primarily reflects higher compensation and benefit expense. The decrease in income tax benefit was driven by a lower pretax loss, partially offset by a lower federal income tax rate.
Year-to-Date 2018 vs. Year-to-Date 2017
For year-to-date 2018, net income increased $37 million, or 132.1%, compared to the corresponding period in 2017. This increase primarily relates to a $46 million increase in adjusted operating margin and a $2 million decrease in income tax expense, partially offset by a $10 million increase in operating expenses. Details of the increase in adjusted operating margin are provided in the table below. The increase in operating expenses primarily reflects higher compensation and benefit expense. The decrease in income tax expense was driven by a lower federal income tax rate.

	Third Quarter 2018	Third Quarter 2017	Year-to-Date 2018	Year-to-Date 2017
	(in millions)
Commercial activity recognized	$33	$3	$212	$80
Gain (loss) on storage derivatives	(3)	4	(2)	13
Gain (loss) on transportation and forward commodity derivatives	(33)	(22)	(70)	14
Purchase accounting adjustments to fair value inventory and contracts	(5)	(10)	(1)	(14)
Adjusted operating margin	$(8)	$(25)	$139	$93

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Change in Commercial Activity
The increase in commercial activity in the third quarter and year-to-date 2018 compared to the corresponding periods in 2017 was primarily due to natural gas price volatility that was generated by favorable weather and a corresponding increase in power generation volumes coupled with decreased natural gas supply.
Change in Storage and Transportation Derivatives
Volatility in the natural gas market arises from a number of factors, such as weather fluctuations or changes in supply or demand for natural gas in different regions of the U.S. The volatility of natural gas commodity prices has a significant impact on Southern Company Gas' customer rates, long-term competitive position against other energy sources, and the ability of wholesale gas services to capture value from locational and seasonal spreads. Forward storage or time spreads applicable to the locations of wholesale gas services' specific storage positions in 2018 resulted in storage derivative losses. Transportation and forward commodity derivative losses in 2018 are primarily the result of widening transportation spreads due to favorable weather, which impacted forward prices at natural gas receipt and delivery points, primarily in the Northeast and Midwest regions.
Withdrawal Schedule and Physical Transportation Transactions
The expected natural gas withdrawals from storage and expected offset to prior hedge losses/gains associated with the transportation portfolio of wholesale gas services are presented in the following table, along with the net operating revenues expected at the time of withdrawal from storage and the physical flow of natural gas between contracted transportation receipt and delivery points. Wholesale gas services' expected net operating revenues exclude storage and transportation demand charges, as well as other variable fuel, withdrawal, receipt, and delivery charges, and exclude estimated profit sharing under asset management agreements. Further, the amounts that are realizable in future periods are based on the inventory withdrawal schedule, planned physical flow of natural gas between the transportation receipt and delivery points, and forward natural gas prices at September 30, 2018. A portion of wholesale gas services' storage inventory and transportation capacity is economically hedged with futures contracts, which results in the realization of substantially fixed net operating revenues.

	Storage withdrawal schedule
	Total storage(a)	Expected net operating gains(b)	Physical transportation transactions – expected net operating gains(c)
	(in mmBtu in millions)	(in millions)	(in millions)
2018	10.2	$4	$5
2019 and thereafter	26.1	9	65
Total at September 30, 2018	36.3	$13	$70

(a)	At September 30, 2018, the WACOG of wholesale gas services' expected natural gas withdrawals from storage was $2.51 per mmBtu.

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
Third Quarter 2018 vs. Third Quarter 2017
In the third quarter 2018, net income increased $2 million, or 14.3%, compared to the corresponding period in 2017. This increase primarily relates to a $3 million increase in adjusted operating margin primarily due to the Dalton Pipeline being placed in service in August 2017 and a $2 million net increase in earnings from equity method investments in SNG and PennEast Pipeline, partially offset by a $2 million increase in interest expense primarily due to a reduction in capitalized interest after the Dalton Pipeline was placed in service.
Year-to-Date 2018 vs. Year-to-Date 2017
For year-to-date 2018, net income increased $16 million, or 42.1%, compared to the corresponding period in 2017. This increase primarily relates to a $16 million increase in adjusted operating margin primarily due to the Dalton Pipeline being placed in service in August 2017, partially offset by a reduction in storage revenues. The increase in net income also relates to an $8 million net increase in earnings from equity method investments primarily at SNG, partially offset by a $7 million increase in interest expense primarily due to a reduction in capitalized interest after the Dalton Pipeline was placed in service.
All Other
All other includes Southern Company Gas' investment in Triton, AGL Services Company, and Southern Company Gas Capital, as well as various corporate operating expenses that are not allocated to the reportable segments and interest income (expense) associated with affiliate financing arrangements.
Third Quarter 2018 vs. Third Quarter 2017
In the third quarter 2018, net loss decreased $11 million compared to the corresponding period in 2017. This decrease includes a $27 million decrease in income tax expense primarily related to the 2017 enactment of the State of Illinois income tax legislation and new income tax apportionment factors in several states and a $4 million decrease in interest expense, net of amounts capitalized primarily due to decreased interest expense on lower commercial paper borrowings, partially offset by $21 million of disposition-related costs and a lower federal income tax rate in 2018.
Year-to-Date 2018 vs. Year-to-Date 2017
For year-to-date 2018, net loss increased $22 million compared to the corresponding period in 2017. This increase primarily reflects a $46 million increase in operating expenses and a $2 million increase in interest expense, net of amounts capitalized, partially offset by a $27 million decrease in income tax expense. The increase in operating expenses primarily reflects $29 million of disposition-related costs and a $12 million increase in compensation expense resulting from the adoption of the new paid time off policy. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters" of Southern Company Gas in Item 7 of the Form 10-K for additional information on the new paid time off policy. The decrease in income tax expense was primarily related to the 2017 enactment of the State of Illinois income tax legislation and new income tax apportionment factors in several states, partially offset by a lower federal income tax rate in 2018.
Segment Reconciliations
Reconciliations of operating income to adjusted operating margin for the third quarter 2018 and 2017 are reflected in the following tables. See Note (L) to the Condensed Financial Statements herein for additional information.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Third Quarter 2018
	Gas Distribution Operations	Gas Marketing Services	Wholesale Gas Services	Gas Midstream Operations	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$435	$(9)	$(22)	$—	$(30)	$—	$374
Other operating expenses(a)	(72)	28	14	15	31	(2)	14
Revenue tax expense(b)	(8)	—	—	—	—	—	(8)
Adjusted Operating Margin	$355	$19	$(8)	$15	$1	$(2)	$380

	Third Quarter 2017
	Gas Distribution Operations	Gas Marketing Services	Wholesale Gas Services	Gas Midstream Operations	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$107	$3	$(36)	$(1)	$(6)	$—	$67
Other operating expenses(a)	280	48	11	13	8	(3)	357
Revenue tax expense(b)	(8)	—	—	—	—	—	(8)
Adjusted Operating Margin	$379	$51	$(25)	$12	$2	$(3)	$416

	Year-to-Date 2018
	Gas Distribution Operations	Gas Marketing Services	Wholesale Gas Services	Gas Midstream Operations	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$801	$(15)	$89	$—	$(65)	$—	$810
Other operating expenses(a)	621	209	50	44	68	(6)	986
Revenue tax expense(b)	(81)	—	—	—	—	—	(81)
Adjusted Operating Margin	$1,341	$194	$139	$44	$3	$(6)	$1,715

	Year-to-Date 2017
	Gas Distribution Operations	Gas Marketing Services	Wholesale Gas Services	Gas Midstream Operations	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$459	$64	$53	$(10)	$(15)	$—	$551
Other operating expenses(a)	944	149	40	38	22	(8)	1,185
Revenue tax expense(b)	(74)	—	—	—	—	—	(74)
Adjusted Operating Margin	$1,329	$213	$93	$28	$7	$(8)	$1,662

(a)	Includes other operations and maintenance, depreciation and amortization, taxes other than income taxes, goodwill impairment, and gain on dispositions, net.

(b)	Nicor Gas' revenue tax expenses, which are passed through directly to customers.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Company Gas' future earnings potential. The level of Southern Company Gas' future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Company Gas' primary business of natural gas distribution and its complementary businesses in the gas marketing services, wholesale gas services, and gas midstream operations sectors. These factors include Southern Company Gas' ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs, the completion and subsequent operation of ongoing infrastructure and other construction projects, creditworthiness of customers, its ability to optimize its transportation and storage positions, and its ability to re-contract storage rates at favorable prices.
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
On June 4, 2018, Southern Company Gas completed the stock sale of Pivotal Home Solutions to American Water Enterprises LLC. Prior to its disposition, 2018 net income attributable to Pivotal Home Solutions, exclusive of the loss on the disposition and the related goodwill impairment charge, was immaterial. Southern Company Gas and American Water Enterprises LLC entered into a transition services agreement whereby Southern Company Gas provided certain administrative and operational services through November 4, 2018.
On July 1, 2018, a Southern Company Gas subsidiary, Pivotal Utility Holdings, completed the sales of the assets of two of its natural gas distribution utilities, Elizabethtown Gas and Elkton Gas, to South Jersey Industries, Inc. Prior to these dispositions, 2018 net income attributable to Elizabethtown Gas and Elkton Gas was $45 million. Southern Company Gas and South Jersey Industries, Inc. entered into transition services agreements whereby Southern Company Gas will provide certain administrative and operational services through no later than January 31, 2020.
On July 29, 2018, Southern Company Gas and its wholly-owned direct subsidiary, NUI Corporation, completed the stock sale of Pivotal Utility Holdings, which primarily consisted of Florida City Gas, to NextEra Energy. Prior to its disposition, 2018 net income attributable to Florida City Gas was $29 million. Southern Company Gas and NextEra Energy entered into a transition services agreement whereby Southern Company Gas will provide certain administrative and operational services through no later than July 29, 2020.
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
Environmental Remediation
Subsequent to the disposition of Elizabethtown Gas, Southern Company Gas is subject to environmental remediation liabilities associated with 40 former manufactured gas plant sites in four different states. Accrued environmental remediation costs decreased at September 30, 2018 primarily due to the disposition of $85 million that related to Elizabethtown Gas.
See Note (B) under "Environmental Matters – Environmental Remediation" to the Condensed Financial Statements herein and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" of Southern Company Gas in Item 7 and Note 3 to the financial statements of Southern Company Gas under "Environmental Matters" in Item 8 of the Form 10-K for additional information.
FERC Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "FERC Matters" of Southern Company Gas in Item 7 of the Form 10-K for additional information.
The Atlantic Coast Pipeline has experienced challenges to its permits since construction began earlier in 2018 and continues to work with the appropriate agencies to obtain the necessary permits. The PennEast Pipeline continues to work with state and federal agencies to obtain the required permits to begin construction. Any material permitting delays may impact forecasted capital expenditures and in-service dates. The ultimate outcome of these matters cannot be determined at this time.
Regulatory Matters
See Note 3 to the financial statements of Southern Company Gas under "Regulatory Matters" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Southern Company Gas" herein for additional information regarding Southern Company Gas' regulatory matters.
Riders
On April 19, 2018, the Illinois Commission approved Nicor Gas' variable income tax adjustment rider. This rider provides for refund or recovery of changes in income tax expense that result from income tax rates that differ from those used in Nicor Gas' last rate case. Customer refunds, via bill credits, began on July 1, 2018 related to the impacts of the Tax Reform Legislation from January 25, 2018 through May 4, 2018. The impact of the Tax Reform Legislation subsequent to May 4, 2018 was addressed in Nicor Gas' approved rehearing request discussed herein under "Settled Base Rate Cases."
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
On October 15, 2018, the Tennessee Public Utility Commission (PUC) approved a $1 million increase in Chattanooga Gas' annual base rate revenues, which was based on a projected test year ending June 30, 2019 and a ROE of 9.80%. The new rates became effective November 1, 2018.
Other
The Virginia Commission issued an order effective January 1, 2018 requiring utilities in the state to defer as a regulatory liability the impact of the Tax Reform Legislation, including the reduction in the corporate income tax rate to 21% and the impact of the flowback of excess deferred income taxes. Through September 30, 2018, Virginia Natural Gas had deferred a total of $9 million. On August 30, 2018, Virginia Natural Gas filed an annual information form, which was subsequently revised on October 25, 2018, proposing to reduce annual base rates effective January 1, 2019 due to lower tax expense as a result of the lower corporate income tax rate and the impact of the flowback of excess deferred income taxes. This filing also proposes for Virginia Natural Gas to issue customer refunds, via bill credits, for the related amounts deferred as a regulatory asset. The Virginia Commission is expected to rule on the filing during the fourth quarter 2018. If approved as filed, Virginia Natural Gas' annual base rate revenues would be reduced by $14 million. The ultimate outcome of this matter cannot be determined at this time.
Asset Management Agreements
Upon closing the sales of Elizabethtown Gas and Elkton Gas, an affiliate of South Jersey Industries, Inc. assumed the asset management agreements with wholesale gas services for Elizabethtown Gas and Elkton Gas. The sale of Pivotal Utility Holdings, which primarily consisted of Florida City Gas, to NextEra Energy did not impact the asset management agreement between wholesale gas services and Florida City Gas, which will remain in effect until its original maturity of March 31, 2019. See Note (J) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information on these dispositions. For additional information, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Asset Management Agreements" of Southern Company Gas in Item 7 of the Form 10-K.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulatory Infrastructure Programs
Southern Company Gas is engaged in various infrastructure programs that update or expand its gas distribution systems to improve reliability and help ensure the safety of its utility infrastructure and recovers in rates its investment and a return associated with these infrastructure programs. Excluding the natural gas distribution utilities sold in July 2018, infrastructure expenditures incurred in the first nine months of 2018 were as follows:

Utility	Program	Year-to-Date 2018
		(in millions)
Nicor Gas	Investing in Illinois	$267
Atlanta Gas Light	Georgia Rate Adjustment Mechanism (GRAM) infrastructure spending	217
Virginia Natural Gas	Steps to Advance Virginia's Energy	33
Total		$517
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
Southern Company Gas owns a 50% interest in a planned LNG liquefaction and storage facility in Jacksonville, Florida, which was placed in service in October 2018. This facility is outfitted with a 2.0 million gallon storage tank with the capacity to produce in excess of 120,000 gallons of LNG per day.
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

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recently Issued Accounting Standards
See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Recently Issued Accounting Standards" of Southern Company Gas in Item 7 of the Form 10-K for additional information regarding ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). See Note (A) to the Condensed Financial Statements herein for information regarding Southern Company Gas' recently adopted accounting standards.
In 2016, the FASB issued ASU No. 2016-02, which requires lessees to recognize on the balance sheet a lease liability and a right-of-use asset for all leases. ASU 2016-02 also changes the recognition, measurement, and presentation of expense associated with leases and provides clarification regarding the identification of certain components of contracts that would represent a lease. The accounting required by lessors is relatively unchanged. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and Southern Company Gas will adopt the new standard effective January 1, 2019.
Southern Company Gas has elected the transition methodology provided by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, whereby it will apply the requirements of ASU 2016-02 on a prospective basis as of the adoption date of January 1, 2019, without restating prior periods. Southern Company Gas expects to elect the package of practical expedients provided by ASU 2016-02 that allows prior determinations of whether existing contracts are, or contain, leases and the classification of existing leases to continue without reassessment. Additionally, Southern Company Gas expects to apply the use-of-hindsight practical expedient in determining lease terms as of the date of adoption and to elect the practical expedient that allows existing land easements not previously accounted for as leases not to be reassessed. Southern Company Gas also expects to make accounting policy elections to account for short-term leases in all asset classes as off-balance sheet leases and to combine lease and non-lease components in the computations of lease obligations and right-of-use assets for most asset classes.
Southern Company Gas is continuing to complete the implementation of an information technology system to track and account for its leases and of changes to its internal controls and accounting policies to support the accounting for leases under ASU 2016-02. Southern Company Gas has substantially completed its lease inventory and determined its most significant leases involve real estate and fleet vehicles. While Southern Company Gas has not yet determined the ultimate impact, adoption of ASU 2016-02 is expected to result in recording lease liabilities and right-of-use assets on Southern Company Gas' balance sheet each totaling approximately $90 million, with no material impact on Southern Company Gas' statement of income.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Southern Company Gas in Item 7 of the Form 10-K for additional information. Southern Company Gas' financial condition remained stable at September 30, 2018. Southern Company Gas intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
By regulation, Nicor Gas is restricted, to the extent of its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At September 30, 2018, the amount of subsidiary retained earnings restricted to dividend totaled $786 million. This restriction did not impact Southern Company Gas' ability to meet its cash obligations.
Net cash provided from operating activities totaled $736 million for the first nine months of 2018, a decrease of $410 million from the corresponding period in 2017. The decrease was primarily due to higher income tax payments due to the net taxable gains from the Southern Company Gas Dispositions, partially offset by increased volumes of natural gas sold during the first nine months of 2018 as a result of colder weather compared to the prior year. Net cash provided from investing activities totaled $1.4 billion for the first nine months of 2018 primarily due to proceeds from the Southern Company Gas Dispositions, partially offset by gross property additions primarily related to utility capital expenditures and pre-approved rider and infrastructure investments recovered through

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

replacement programs at gas distribution operations as well as capital contributed to equity method investments in pipelines. Net cash used for financing activities totaled $2.2 billion for the first nine months of 2018 primarily due to net repayments of commercial paper borrowings, the redemption of gas facility revenue bonds, and common stock dividend payments and return of capital to Southern Company, partially offset by proceeds from the issuance of first mortgage bonds. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2018 include $2.8 billion and $404 million in total assets and liabilities sold, respectively, associated with the Southern Company Gas Dispositions as described in Note (J) to the Condensed Financial Statements herein under "Southern Company Gas," a decrease of $109 million in natural gas for sale due to the use of stored natural gas, and a $1.4 billion decrease in notes payable primarily related to net repayments of commercial paper borrowings. Other significant balance sheet changes include decreases of $63 million in accounts payable as well as $109 million and $25 million in energy marketing receivables and payables, respectively, due to lower natural gas prices and an increase of $714 million in total property, plant, and equipment primarily due to utility capital expenditures and pre-approved rider and infrastructure investments recovered through replacement programs.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Company Gas in Item 7 of the Form 10-K for a description of Southern Company Gas' capital requirements and contractual obligations. Subsequent to September 30, 2018, Southern Company Gas Capital repaid at maturity $155 million aggregate principal amount of 3.50% Series B Senior Notes. An additional $350 million will be required through September 30, 2019 to fund maturities of long-term debt. See "Sources of Capital" herein for additional information.
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
Southern Company Gas' current liabilities exceeded current assets by $469 million primarily as a result of $515 million in securities due within one year. Southern Company Gas' current liabilities frequently exceed current assets because of commercial paper borrowings used to fund daily operations, scheduled maturities of long-term debt, and significant seasonal fluctuations in cash needs. Southern Company Gas intends to utilize operating cash flows, external securities issuances, borrowings from financial institutions, borrowings and equity contributions from Southern Company, and the proceeds from its dispositions to fund its short-term capital needs. Southern Company Gas has substantial cash flow from operating activities and access to the capital markets and financial institutions to meet liquidity needs.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2018, Southern Company Gas had $56 million of cash and cash equivalents. Committed credit arrangements with banks at September 30, 2018 were as follows:

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
The multi-year credit arrangement of Southern Company Gas Capital and Nicor Gas (Facility) contains a covenant that limits the ratio of debt to capitalization (as defined in the Facility) to a maximum of 70% for each of Southern Company Gas and Nicor Gas and contains a cross-acceleration provision to other indebtedness (including guarantee obligations) of the applicable company. Such cross-acceleration provision to other indebtedness would trigger an event of default of the applicable company if Southern Company Gas or Nicor Gas defaulted on indebtedness, the payment of which was then accelerated. At September 30, 2018, both companies were in compliance with such covenant. The Facility does not contain a material adverse change clause at the time of borrowings.
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
Details of short-term borrowings were as follows:

	Short-Term Debt at September 30, 2018		Short-Term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
Commercial paper:	(in millions)		(in millions)		(in millions)
Southern Company Gas Capital	$—	—%	$18	2.4%	$573
Nicor Gas	136	2.4%	67	2.3%	154
Short-term loans:
Southern Company Gas	—	—%	12	2.8%	276
Total	$136	2.4%	$97	2.3%

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2018.
Southern Company Gas believes the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and operating cash flows.
Additionally, prior to its sale, Pivotal Utility Holdings redeemed five series of gas facility revenue bonds issued under loan agreements with the New Jersey Economic Development Authority and Brevard County, Florida totaling

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$200 million during the second quarter 2018. See "Financing Activities" herein for additional information regarding the redemption of these bonds.
Credit Rating Risk
Southern Company Gas does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change below BBB- and/or Baa3. These contracts are for physical gas purchases and sales and energy price risk management. The maximum potential collateral requirement under these contracts at September 30, 2018 was approximately $10 million.
Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, a credit rating downgrade could impact the ability of Southern Company Gas to access capital markets and would be likely to impact the cost at which it does so.
On September 28, 2018, Fitch assigned a negative rating outlook to the ratings of Southern Company and certain of its subsidiaries (including Southern Company Gas, Southern Company Gas Capital, and Nicor Gas).
As a result of the Tax Reform Legislation, certain financial metrics, such as the funds from operations to debt percentage, used by the credit rating agencies to assess Southern Company and its subsidiaries, including Southern Company Gas, may be negatively impacted. Southern Company Gas and its regulated subsidiaries have taken actions to mitigate the resulting impacts, which, among other alternatives, include adjusting capital structure. Absent actions by Southern Company and its subsidiaries that fully mitigate the impacts, Southern Company Gas', Southern Company Gas Capital's, and Nicor Gas' credit ratings could be negatively affected. The Georgia PSC's May 15, 2018 approval of a stipulation for Atlanta Gas Light's annual rate adjustment maintained the previously authorized earnings band and increased the equity ratio to address the negative cash flow and credit metric impacts of the Tax Reform Legislation. See Note 3 to the financial statements of Southern Company Gas under "Regulatory Matters" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Regulatory Matters – Southern Company Gas" herein for additional information.
Financing Activities
The long-term debt on Southern Company Gas' balance sheets includes both principal and non-principal components. As of September 30, 2018, the non-principal components totaled $469 million, which consisted of the unamortized portions of the fair value adjustment recorded in purchase accounting, debt premiums, debt discounts, and debt issuance costs.
On January 4, 2018, Southern Company Gas issued a floating rate promissory note to Southern Company in an aggregate principal amount of $100 million bearing interest based on one-month LIBOR. On March 28, 2018, Southern Company Gas repaid this promissory note.
Prior to its sale, in the second quarter 2018, Pivotal Utility Holdings caused $200 million aggregate principal amount of gas facility revenue bonds to be redeemed. Also in the second quarter 2018, Pivotal Utility Holdings, as borrower, and Southern Company Gas, as guarantor, entered into a $181 million short-term delayed draw floating rate bank term loan bearing interest based on one-month LIBOR, which Pivotal Utility Holdings used to repay the gas facility revenue bonds. In July 2018, Pivotal Utility Holdings repaid this short-term loan.
In May 2018, Southern Company Gas Capital borrowed $95 million pursuant to a short-term uncommitted bank credit arrangement, guaranteed by Southern Company Gas, bearing interest at a rate agreed upon by Southern Company Gas Capital and the bank from time to time and payable on no less than 30 days' demand by the bank. The proceeds of the loan were used to repay short-term debt. In July 2018, Southern Company Gas Capital repaid this loan.
In July 2018, Nicor Gas agreed to issue $300 million aggregate principal amount of first mortgage bonds in a private placement, $100 million of which was issued in August 2018 and $200 million of which was issued in

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

November 2018. The proceeds will be used for the repayment of short-term debt, capital expenditures, and other general corporate purposes.
Subsequent to September 30, 2018, Southern Company Gas Capital repaid at maturity $155 million aggregate principal amount of 3.50% Series B Senior Notes.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Company Gas plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.
Market Price Risk
Other than the items discussed below, there were no material changes to Southern Company Gas' disclosures about market price risk during the third quarter 2018. For an in-depth discussion of Southern Company Gas' market price risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of Southern Company Gas in Item 7 of the Form 10-K. Also see Notes (D) and (I) to the Condensed Financial Statements herein for information relating to derivative instruments.
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

	Third Quarter 2018	Third Quarter 2017	Year-to-Date 2018	Year-to-Date 2017
	(in millions)
Contracts outstanding at beginning of period, assets (liabilities), net	$(90)	$51	$(106)	$12
Contracts realized or otherwise settled	6	(6)	57	(22)
Current period changes(a)	(34)	(16)	(69)	39
Contracts outstanding at the end of period, assets (liabilities), net	$(118)	$29	$(118)	$29
Netting of cash collateral	189	76	189	76
Cash collateral and net fair value of contracts outstanding at end of period(b)	$71	$105	$71	$105

(a)	Current period changes also include the fair value of new contracts entered into during the period, if any.

(b)
Net fair value of derivative contracts outstanding excludes premium and the intrinsic value associated with weather derivatives of $5 million at September 30, 2018 and includes premium and the intrinsic value associated with weather derivatives of $13 million at September 30, 2017.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The maturities of Southern Company Gas' energy-related derivative contracts at September 30, 2018 were as follows:

		Fair Value Measurements
		September 30, 2018
	Total Fair Value	Maturity
		Year 1	Years 2 & 3	Years 4 and thereafter
	(in millions)
Level 1(a)	$(145)	$(8)	$(106)	$(31)
Level 2(b)	27	2	25	—
Fair value of contracts outstanding at end of period(c)	$(118)	$(6)	$(81)	$(31)

(a)	Valued using NYMEX futures prices.

(b)
Valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.

(c)	Excludes cash collateral of $189 million as well as premium and associated intrinsic value associated with weather derivatives of $5 million at September 30, 2018.

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
The condensed quarterly financial statements of each registrant included herein have been prepared by such registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2017 have been derived from the audited financial statements of each registrant. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended September 30, 2018 and 2017. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

ASC 606 provided additional clarity on financial statement presentation that resulted in reclassifications into other revenues and other operations and maintenance from other income/(expense), net at Alabama Power and Georgia Power related to certain unregulated sales of products and services. In addition, contract assets related to certain fixed retail revenues at Georgia Power and Southern Company's unregulated distributed generation business have been reclassified from unbilled revenue in accordance with the guidance in ASC 606. These reclassifications did not affect the timing or amount of revenues recognized or cash flows. ASC 606 also provided additional guidance on revenue recognized over time, resulting in a change in the timing of revenue recognized from guaranteed and fixed billing arrangements at Southern Company Gas. The changes in natural gas revenues recognized in the third quarter and year-to-date 2018 relate primarily to the seasonal nature of natural gas usage.
The net impact of accounting for revenue under ASC 606 decreased Southern Company's and Southern Company Gas' consolidated net income by $4 million for the three months ended September 30, 2018 and increased Southern Company's and Southern Company Gas' consolidated net income by $1 million for the nine months ended September 30, 2018.
The specific impacts of applying ASC 606 to revenues from contracts with customers on the financial statements of Southern Company, Alabama Power, Georgia Power, and Southern Company Gas compared to previously recognized guidance is shown below.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
Condensed Statements of Income	As Reported	Balances Without Adoption of ASC 606	Effect of Change	As Reported	Balances Without Adoption of ASC 606	Effect of Change
	(in millions)			(in millions)
Southern Company
Natural gas revenues	$492	$497	$(5)	$2,806	$2,805	$1
Other revenues	199	198	1	1,007	1,003	4
Other operations and maintenance	1,404	1,387	17	4,217	4,178	39
Operating income	2,174	2,195	(21)	3,613	3,647	(34)
Other income (expense), net	57	41	16	195	160	35
Earnings (loss) before income taxes	1,845	1,850	(5)	2,629	2,628	1
Income taxes (benefit)	623	624	(1)	598	598	—
Consolidated net income (loss)	1,222	1,226	(4)	2,031	2,030	1
Consolidated net income (loss) attributable to Southern Company	1,164	1,168	(4)	1,948	1,947	1

Alabama Power
Other revenues	$68	$59	$9	$199	$173	$26
Other operations and maintenance	401	390	11	1,191	1,159	32
Operating income	561	563	(2)	1,313	1,319	(6)
Other income (expense), net	9	7	2	24	18	6

Georgia Power
Other revenues	$121	$97	$24	$349	$287	$62
Other operations and maintenance	460	437	23	1,325	1,268	57
Operating income (loss)	991	990	1	1,032	1,027	5
Other income (expense), net	30	31	(1)	104	109	(5)

Southern Company Gas
Natural gas revenues	$487	$492	$(5)	$2,829	$2,828	$1
Operating income	374	379	(5)	810	809	1
Earnings before income taxes	362	367	(5)	769	768	1
Income taxes	316	317	(1)	475	475	—
Net income (loss)	46	50	(4)	294	293	1

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	For the Nine Months Ended September 30, 2018
Condensed Statements of Cash Flows	As Reported	Balances Without Adoption of ASC 606	Effect of Change
	(in millions)
Southern Company
Consolidated net income	$2,031	$2,030	$1
Changes in certain current assets and liabilities:
Receivables	37	27	10
Other current assets	(90)	(80)	(10)
Other current liabilities	(67)	(68)	1

Georgia Power
Changes in certain current assets and liabilities:
Receivables	$(205)	$(242)	$37
Other current assets	(36)	1	(37)

Southern Company Gas
Net income	$294	$293	$1
Changes in certain current assets and liabilities:
Other current liabilities	35	34	1

	At September 30, 2018
Condensed Balance Sheets	As Reported	Balances Without Adoption of ASC 606	Effect of Change
	(in millions)
Southern Company
Unbilled revenues	$738	$776	$(38)
Other accounts and notes receivable	690	691	(1)
Other current assets	232	193	39
Other current liabilities	763	764	(1)
Retained earnings	9,048	9,047	1

Georgia Power
Unbilled revenues	$245	$310	$(65)
Other accounts and notes receivable	96	97	(1)
Other current assets	91	25	66

Southern Company Gas
Other current liabilities	122	123	(1)
Accumulated deficit	(273)	(274)	1
Other
In 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). ASU 2016-18 eliminates the need to reflect transfers between cash and restricted cash in operating,

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs and requires the other components of net periodic pension and postretirement benefit costs to be separately presented in the statements of income outside of income from operations. Additionally, only the service cost component is eligible for capitalization, when applicable. The registrants adopted ASU 2017-07 effective January 1, 2018 with no material impact on their financial statements. ASU 2017-07 has been applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit costs in the statements of income for Southern Company, the traditional electric operating companies, and Southern Company Gas. Since Southern Power did not participate in the qualified pension and postretirement benefit plans until December 2017, no retrospective presentation of Southern Power's net periodic benefits costs is required. The requirement to limit capitalization to the service cost component of net periodic benefit costs has been applied on a prospective basis from the date of adoption for all registrants. The presentation changes resulted in a decrease in operating income and an increase in other income for the three and nine months ended September 30, 2018 and 2017 for Southern Company, the traditional electric operating companies, and Southern Company Gas.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

As of September 30, 2018, details of the AROs, including those related to the CCR Rule, included in the condensed balance sheets of Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power were as follows:

	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
Balance at December 31, 2017	$4,824	$1,709	$2,638	$142	$174
Liabilities incurred	2	—	—	—	—
Liabilities settled	(160)	(31)	(82)	(23)	(22)
Accretion	153	72	70	3	4
Cash flow revisions	1,510	1,451	(32)	42	21
Reclassification to held for sale	(164)	—	—	—	—
Balance at September 30, 2018	$6,165	$3,201	$2,594	$164	$177
In June 2018, Alabama Power recorded an increase of approximately $1.2 billion to its AROs related to the CCR Rule. Mississippi Power also recorded an increase of approximately $11 million to its AROs related to an ash pond at Plant Greene County, which is jointly-owned with Alabama Power. The revised cost estimates were based on information from feasibility studies performed on ash ponds in use at plants operated by Alabama Power, including Plant Greene County. During the second quarter 2018, Alabama Power's management completed its analysis of these studies which indicated that additional closure costs, primarily related to increases in estimated ash volume, water management requirements, and design revisions, will be required to close these ash ponds under the planned closure-in-place methodology. As the level of work becomes more defined in the next 12 months, it is likely that these cost estimates will change and the change could be material.
Georgia Power continues to perform engineering studies related to its plans to close the ash ponds at all of its generating plants, including Plant Scherer Unit 3, which is jointly owned with Gulf Power, in compliance with federal and state CCR rules. Georgia Power also continues to refine its closure strategy and cost estimates for each ash pond and is preparing permit applications as required by the State of Georgia CCR rule. While Georgia Power and Gulf Power believe their recorded liabilities for ash pond closures appropriately reflect their obligations under the current closure strategies they have elected, changes to such strategies and cost estimates would likely result in additional closure costs which would increase their ARO liabilities. It is not currently possible to quantify the impacts of any increase related to a change in closure strategies and/or ongoing engineering studies for the current closure strategies, and the timing of future cash outflows is indeterminable at this time; however, the impact on Georgia Power's and Gulf Power's ARO liabilities is expected to be material. As permit applications advance, engineering studies continue, and the timing of individual ash pond closures develops further during the fourth quarter 2018, Georgia Power and Gulf Power will record any necessary changes to their ARO liabilities.
The traditional electric operating companies expect to continue to periodically update their ARO cost estimates, which could increase further, as additional information becomes available. Absent continued recovery of ARO costs through regulated rates, Southern Company's and the traditional electric operating companies' results of operations, cash flows, and financial condition could be materially impacted. The ultimate outcome of this matter cannot be determined at this time.
In June 2018, Alabama Power completed an updated decommissioning cost site study for Plant Farley. The estimated cost of decommissioning based on the study resulted in an increase in Southern Company's and Alabama Power's ARO liability of approximately $300 million. See "Nuclear Decommissioning" below for additional information.
Georgia Power expects to complete updated decommissioning cost site studies for Plant Hatch and Plant Vogtle Units 1 and 2 in the fourth quarter 2018, which could result in additional changes to Southern Company's and Georgia Power's ARO liability. The ultimate outcome of these studies cannot be determined at this time.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Goodwill and Other Intangible Assets
The following table presents year-to-date changes in goodwill balances for Southern Company and Southern Company Gas:

	Goodwill
	Southern Company		Southern Company Gas
			Gas Distribution Operations	Gas Marketing Services	Total
	(in millions)
Balance at December 31, 2017	$6,268		$4,702	$1,265	$5,967
Impairment(a)	(42)		—	(42)	(42)
Dispositions(b)	(910)		(668)	(242)	(910)
Balance at September 30, 2018	$5,315	(c)	$4,034	$981	$5,015

(a)
On April 11, 2018, Southern Company Gas entered into a stock purchase agreement for the sale of Pivotal Home Solutions. In contemplation of the transaction, a goodwill impairment charge of $42 million was recorded in the first quarter 2018. See Note (J) under "Southern Company Gas" for additional information.

(b)
Gas distribution operations reflects goodwill allocated to Elizabethtown Gas, Elkton Gas, and Florida City Gas, which were sold during the third quarter 2018. Gas marketing services reflects goodwill associated with Pivotal Home Solutions, which was sold on June 4, 2018. See Note (J) under "Southern Company Gas" for additional information.

(c)	Total does not add due to rounding.
Goodwill is not amortized but is subject to an annual impairment test during the fourth quarter of each year or more frequently if impairment indicators arise.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Other intangible assets were as follows:

	At September 30, 2018			At December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Other intangible assets subject to amortization:
Customer relationships(*)	$223	$(87)	$136	$288	$(83)	$205
Trade names(*)	70	(18)	52	159	(17)	142
Storage and transportation contracts	64	(49)	15	64	(34)	30
PPA fair value adjustments	456	(66)	390	456	(47)	409
Other	11	(5)	6	17	(5)	12
Total other intangible assets subject to amortization	$824	$(225)	$599	$984	$(186)	$798
Other intangible assets not subject to amortization:
Federal Communications Commission licenses	75	—	75	75	—	75
Total other intangible assets	$899	$(225)	$674	$1,059	$(186)	$873

Southern Power
Other intangible assets subject to amortization:
PPA fair value adjustments	$456	$(66)	$390	$456	$(47)	$409

Southern Company Gas
Other intangible assets subject to amortization:
Gas marketing services(*)
Customer relationships	$156	$(78)	$78	$221	$(77)	$144
Trade names	26	(6)	20	115	(9)	106
Wholesale gas services
Storage and transportation contracts	64	(49)	15	64	(34)	30
Total other intangible assets subject to amortization	$246	$(133)	$113	$400	$(120)	$280

(*)	Balances as of September 30, 2018 reflect Southern Company Gas' sale of Pivotal Home Solutions. See Note (J) under "Southern Company Gas – Sale of Pivotal Home Solutions" for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Amortization associated with other intangible assets was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2018
	(in millions)
Southern Company	$21	$70
Southern Power	$6	$19
Southern Company Gas	$12	$42
Restricted Cash
The registrants adopted ASU 2016-18 as of January 1, 2018. See "Recently Adopted Accounting Standards – Other" herein for additional information.
At December 31, 2017, Southern Power had restricted cash primarily related to certain acquisitions and construction projects. At both September 30, 2018 and December 31, 2017, Southern Company Gas had restricted cash held as collateral for worker's compensation, life insurance, and long-term disability insurance.
The following tables provide a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that total to the amounts shown in the condensed statements of cash flows for the registrants that had restricted cash at September 30, 2018 and/or December 31, 2017:

	Southern Company		Southern Company Gas
	(in millions)
At September 30, 2018
Cash and cash equivalents	$1,847		$56
Cash and cash equivalents classified as assets held for sale	37		—
Restricted cash:
Other accounts and notes receivable	6		6
Total cash, cash equivalents, and restricted cash	$1,891	(*)	$62

(*)	Total does not add due to rounding.

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
At December 31, 2017
Cash and cash equivalents	$2,130	$129	$73
Restricted cash:
Other accounts and notes receivable	5	—	5
Deferred charges and other assets	12	11	—
Total cash, cash equivalents, and restricted cash	$2,147	$140	$78
Natural Gas for Sale
Southern Company Gas' natural gas distribution utilities, with the exception of Nicor Gas, carry natural gas inventory on a WACOG basis.
Nicor Gas' natural gas inventory is carried at cost on a LIFO basis. Inventory decrements occurring during the year that are restored prior to year end are charged to cost of natural gas at the estimated annual replacement cost.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Inventory decrements that are not restored prior to year end are charged to cost of natural gas at the actual LIFO cost of the inventory layers liquidated. Southern Company Gas had no inventory decrement at September 30, 2018. The cost of natural gas, including inventory costs, is recovered from customers under a purchased gas recovery mechanism adjusted for differences between actual costs and amounts billed; therefore, LIFO liquidations have no impact on Southern Company's or Southern Company Gas' net income.
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
Southern Company
In January 2017, a putative securities class action complaint was filed against Southern Company, certain of its officers, and certain former Mississippi Power officers in the U.S. District Court for the Northern District of Georgia, Atlanta Division, by Monroe County Employees' Retirement System on behalf of all persons who purchased shares of Southern Company's common stock between April 25, 2012 and October 29, 2013. The complaint alleges that Southern Company, certain of its officers, and certain former Mississippi Power officers made materially false and misleading statements regarding the Kemper County energy facility in violation of certain provisions under the Securities Exchange Act of 1934, as amended. The complaint seeks, among other things, compensatory damages and litigation costs and attorneys' fees. In June 2017, the plaintiffs filed an amended complaint that provided additional detail about their claims, increased the purported class period by one day, and added certain other former Mississippi Power officers as defendants. In July 2017, the defendants filed a motion to dismiss the plaintiffs' amended complaint with prejudice, to which the plaintiffs filed an opposition in September

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

2017. On March 29, 2018, the U.S. District Court for the Northern District of Georgia, Atlanta Division, issued an order granting, in part, the defendants' motion to dismiss. The court dismissed certain claims against certain officers of Southern Company and Mississippi Power and dismissed the allegations related to a number of the statements that plaintiffs challenged as being false or misleading. On April 26, 2018, the defendants filed a motion for reconsideration of the court's order, seeking dismissal of the remaining claims in the lawsuit. On August 10, 2018, the court denied the motion for reconsideration and denied a motion to certify the issue for interlocutory appeal.
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
In May 2017, Helen E. Piper Survivor's Trust filed a shareholder derivative lawsuit in the Superior Court of Gwinnett County, State of Georgia that names as defendants Southern Company, certain of its directors, certain of its officers, and certain former Mississippi Power officers. The complaint alleges that the individual defendants, among other things, breached their fiduciary duties in connection with schedule delays and cost overruns associated with the construction of the Kemper County energy facility. The complaint further alleges that the individual defendants authorized or failed to correct false and misleading statements regarding the Kemper County energy facility schedule and cost and failed to implement necessary internal controls to prevent harm to Southern Company. The plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and disgorgement of profits and, on its behalf, attorneys' fees and costs in bringing the lawsuit. The plaintiff also seeks certain unspecified changes to Southern Company's corporate governance and internal processes. On May 4, 2018, the court entered an order staying this lawsuit until 30 days after the resolution of any dispositive motions or any settlement, whichever is earlier, in the putative securities class action.
Southern Company believes these legal challenges have no merit; however, an adverse outcome in any of these proceedings could have an impact on Southern Company's results of operations, financial condition, and liquidity. Southern Company will vigorously defend itself in these matters, the ultimate outcome of which cannot be determined at this time.
Alabama Power
On March 2, 2018, the Alabama Department of Environmental Management (ADEM) issued proposed administrative orders assessing a penalty of $1.25 million to Alabama Power for unpermitted discharge of fluids and/or pollutants to groundwater at five electric generating plants. The orders were finalized and Alabama Power paid the penalty on September 27, 2018. This matter is now concluded.
Georgia Power
In 2011, plaintiffs filed a putative class action against Georgia Power in the Superior Court of Fulton County, Georgia alleging that Georgia Power's collection in rates of municipal franchise fees (all of which are remitted to municipalities) exceeded the amounts allowed in orders of the Georgia PSC and alleging certain state tort law claims. In 2016, the Georgia Court of Appeals reversed the trial court's previous dismissal of the case and remanded the case to the trial court. Georgia Power filed a petition for writ of certiorari with the Georgia Supreme Court, which was granted in August 2017. On June 18, 2018, the Georgia Supreme Court affirmed the judgment of the Georgia Court of Appeals and remanded the case to the trial court for further proceedings. On August 27, 2018,

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Georgia Power filed a motion to stay the case and requested the trial court refer the case to the Georgia PSC for a declaratory ruling. Georgia Power believes the plaintiffs' claims have no merit and will continue to vigorously defend itself in this matter. The amount of any possible losses cannot be calculated at this time because, among other factors, it is unknown whether any class will ultimately be certified; the scope of such a class, if certified; and whether any losses would be subject to recovery from any municipalities. The ultimate outcome of this matter cannot be determined at this time.
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
On May 14, 2018, Mississippi Power's claim for lost revenue resulting from the Deepwater Horizon oil spill in the Gulf of Mexico in 2010 was settled. The settlement proceeds of $18 million, net of expenses and income tax, are included in Southern Company's and Mississippi Power's earnings for the nine months ended September 30, 2018.
Southern Power
Southern Power indirectly owns a 51% membership interest in RE Roserock LLC (Roserock), the owner of the Roserock facility in Pecos County, Texas. Prior to the facility being placed in service in November 2016, certain solar panels were damaged during installation by the construction contractor, McCarthy Building Companies, Inc. (McCarthy), and certain solar panels were damaged by a hail event that also occurred during construction. In May 2017, Roserock filed a lawsuit in the state district court in Pecos County, Texas, (State Court lawsuit) against XL Insurance America, Inc. (XL) and North American Elite Insurance Company (North American Elite) seeking recovery from an insurance policy for damages resulting from the hail storm and McCarthy's installation practices. On June 1, 2018, the court in the State Court lawsuit granted Roserock's motion for partial summary judgment, finding that the insurers were in breach of contract and in violation of the Texas Insurance Code for failing to pay any monies owed for the hail claim. In addition to the State Court lawsuit, lawsuits were filed between Roserock

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

and McCarthy, as well as other parties, and that litigation has been consolidated in the U.S. District Court for the Western District of Texas. Southern Power intends to vigorously pursue and defend these matters, the ultimate outcome of which cannot be determined at this time.
Southern Company Gas
Nicor Energy Services Company, doing business as Pivotal Home Solutions, formerly a wholly-owned subsidiary of Southern Company Gas, was a defendant in a putative class action initially filed in 2017 in the state court in Indiana. The plaintiffs purported to represent a class of the customers who purchased products from Nicor Energy Services Company and alleged that the marketing, sale, and billing of the products violated the Indiana Consumer Fraud and Deceptive Business Practices Act, constituting common law fraud and resulting in unjust enrichment of these entities. In 2018, Nicor Energy Services Company was named in a second class action filed in the state court of Ohio asserting nearly identical allegations and legal claims. The plaintiffs sought, on behalf of the classes they purported to represent, actual and punitive damages, interest costs, attorney fees, and injunctive relief. To facilitate the sale of Pivotal Home Solutions, Southern Company Gas retained most of the financial responsibility for these lawsuits following the completion of the sale. On June 12, 2018, the parties settled these claims and Southern Company Gas recorded an $11 million charge, which is included in other operations and maintenance expenses for the nine months ended September 30, 2018.
Environmental Matters
Environmental Remediation
The Southern Company system must comply with environmental laws and regulations governing the handling and disposal of waste and releases of hazardous substances. Under these various laws and regulations, the Southern Company system could incur substantial costs to clean up affected sites. The traditional electric operating companies and the natural gas distribution utilities in Illinois and Georgia have all received authority from their respective state PSCs or other applicable state regulatory agencies to recover approved environmental compliance costs through regulatory mechanisms. These regulatory mechanisms are adjusted annually or as necessary within limits approved by the state PSCs or other applicable state regulatory agencies.
Georgia Power's environmental remediation liability was $25 million and $22 million as of September 30, 2018 and December 31, 2017, respectively. Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected.
Gulf Power's environmental remediation liability includes estimated costs of environmental remediation projects of approximately $48 million and $52 million as of September 30, 2018 and December 31, 2017, respectively. These estimated costs primarily relate to site closure criteria by the Florida Department of Environmental Protection (FDEP) for potential impacts to soil and groundwater from herbicide applications at Gulf Power's substations. The schedule for completion of the remediation projects is subject to FDEP approval.
At September 30, 2018, Southern Company Gas' environmental remediation liability was $294 million based on the estimated cost of environmental investigation and remediation associated with known current and former manufactured gas plant operating sites. At December 31, 2017, Southern Company Gas' total environmental remediation liability was $388 million, of which $85 million related to Elizabethtown Gas, which was sold on July 1, 2018. These environmental remediation expenditures are recoverable from customers through rate mechanisms approved by the applicable state regulatory agencies of the natural gas distribution utilities, with the exception of one site representing $2 million of the total accrued remediation costs. See Note (J) under "Southern Company Gas" for information regarding Southern Company Gas' sale of Elizabethtown Gas.
The ultimate outcome of these matters cannot be determined at this time; however, as a result of the regulatory treatment for environmental remediation expenses described above, the final disposition of these matters is not expected to have a material impact on the financial statements of Southern Company, Georgia Power, Gulf Power, or Southern Company Gas.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

FERC Matters
Market-Based Rate Authority
See Note 3 to the financial statements of Southern Company, the traditional electric operating companies, and Southern Power under "FERC Matters" in Item 8 of the Form 10-K for additional information regarding proceedings related to the traditional electric operating companies' and Southern Power's 2014 and 2017 triennial market power analyses.
On May 4, 2018, the FERC issued an order terminating both proceedings, finding that the traditional electric operating companies and Southern Power satisfy the FERC's standards for market-based rates. On May 9, 2018, the traditional electric operating companies and Southern Power made the compliance filing required by the order. These proceedings are concluded.
Open Access Transmission Tariff
On May 10, 2018, the Alabama Municipal Electric Authority and Cooperative Energy filed with the FERC a complaint against SCS and the traditional electric operating companies claiming that the current 11.25% base ROE used in calculating the annual transmission revenue requirements of the traditional electric operating companies' open access transmission tariff is unjust and unreasonable as measured by the applicable FERC standards. The complaint requests that the base ROE be set no higher than 8.65% and that the FERC order refunds for the difference in revenue requirements that results from applying a just and reasonable ROE established in this proceeding upon determining the current ROE is unjust and unreasonable. On June 18, 2018, SCS and the traditional electric operating companies filed their response challenging the adequacy of the showing presented by the complainants and offering support for the current ROE. On September 6, 2018, the FERC issued an order establishing a refund effective date of May 10, 2018 in the event a refund is due and initiating an investigation and settlement procedures regarding the current base ROE. Through September 30, 2018, the estimated maximum potential refund is not expected to be material to Southern Company's or the traditional electric operating companies' results of operations. The ultimate outcome of this matter cannot be determined at this time.
Fuel Cost Recovery
See Note 3 to the financial statements of Mississippi Power under "FERC Matters – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
Mississippi Power has a wholesale MRA and a Market Based (MB) fuel cost recovery factor. At September 30, 2018, the amount of over-recovered wholesale MRA fuel costs included in other regulatory liabilities, current on the condensed balance sheet was approximately $7 million compared to an immaterial amount at December 31, 2017. Under-recovered wholesale MB fuel costs included in the balance sheets were immaterial at September 30, 2018 and December 31, 2017.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

information regarding Alabama Power's recovery of retail costs through various regulatory clauses and accounting orders. The balance of each regulatory clause recovery on the balance sheet follows:

Regulatory Clause	Balance Sheet Line Item	September 30, 2018	December 31, 2017
		(in millions)
Rate CNP Compliance	Deferred under recovered regulatory clause revenues	$—	$17
	Under recovered regulatory clause revenues	7	—
Rate CNP PPA	Deferred under recovered regulatory clause revenues	30	12
Retail Energy Cost Recovery	Deferred under recovered regulatory clause revenues	58	25
	Under recovered regulatory clause revenues	41	—
Natural Disaster Reserve	Other regulatory liabilities, deferred	24	38
On May 1, 2018, the Alabama PSC approved modifications to Rate RSE and other commitments designed to position Alabama Power to address the growing pressure on its credit quality resulting from the Tax Reform Legislation, without increasing retail rates under Rate RSE in the near term. Alabama Power plans to reduce growth in total debt by increasing equity, with corresponding reductions in debt issuances, thereby de-leveraging its capital structure. Alabama Power's goal is to achieve an equity ratio of approximately 55% by the end of 2025. At September 30, 2018, Alabama Power's equity ratio was approximately 47%.
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
In accordance with an established retail tariff that provides for an interim adjustment to customer billings to recognize the impact of a change in the statutory income tax rate, Alabama Power has returned $151 million through September 30, 2018 and anticipates returning a total of approximately $257 million to retail customers through bill credits by December 31, 2018 as a result of the change in the federal income tax rate under the Tax Reform Legislation.
Rate ECR
On May 1, 2018, the Alabama PSC approved an increase to Rate ECR from 2.015 cents per KWH to 2.353 cents per KWH effective July 2018 which is expected to result in additional collections of approximately $100 million through December 31, 2018. The approved increase in the Rate ECR factor will have no significant effect on Alabama Power's net income, but will increase operating cash flows related to fuel cost recovery in 2018. Absent any further order from the Alabama PSC, in January 2019, the rate will return to the originally authorized 5.910 cents per KWH.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Accounting Order
On May 1, 2018, the Alabama PSC approved an accounting order that authorizes Alabama Power to defer the benefits of federal excess deferred income taxes associated with the Tax Reform Legislation for the year ending December 31, 2018 as a regulatory liability and to use up to $30 million of such deferrals to offset under recovered amounts under Rate ECR. Any remaining amounts will be used for the benefit of customers as determined by the Alabama PSC. As of September 30, 2018, Alabama Power had applied the full $30 million to offset the under recovered balance under Rate ECR and expects the total deferrals for the year ending December 31, 2018 to be approximately $50 million. See Note 5 to the financial statements of Southern Company and Alabama Power under "Federal Tax Reform Legislation" and of Alabama Power under "Current and Deferred Income Taxes" in Item 8 of the Form 10-K for additional information.
Plant Greene County
Alabama Power jointly owns Plant Greene County with an affiliate, Mississippi Power. See Note 4 to the financial statements of Alabama Power in Item 8 of the Form 10-K for additional information regarding the joint ownership agreement. On August 6, 2018, Mississippi Power filed its proposed Reserve Margin Plan (RMP) with the Mississippi PSC, which proposes a four-year acceleration of the retirement of Plant Greene County Units 1 and 2 to the third quarter 2021 and the third quarter 2022, respectively. Mississippi Power's proposed Plant Greene County unit retirements would require the completion of proposed transmission and system reliability improvements, as well as agreement by Alabama Power. Alabama Power will monitor Mississippi Power's proposed RMP and associated regulatory process as well as the proposed transmission and system reliability improvements. Alabama Power will review all the facts and circumstances and will evaluate all its alternatives prior to reaching a final determination on the ongoing operations of Plant Greene County. The ultimate outcome of this matter cannot be determined at this time.
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
On April 3, 2018, the Georgia PSC approved a settlement agreement between Georgia Power and the staff of the Georgia PSC regarding the retail rate impact of the Tax Reform Legislation (Georgia Power Tax Reform Settlement Agreement). Pursuant to the Georgia Power Tax Reform Settlement Agreement, to reflect the federal income tax rate reduction impact of the Tax Reform Legislation, Georgia Power will refund to customers a total of $330 million through bill credits. Georgia Power issued bill credits of approximately $130 million in October 2018 and will issue bill credits of approximately $95 million in June 2019 and $105 million in February 2020. In addition, Georgia Power is deferring as a regulatory liability (i) the revenue equivalent of the tax expense reduction resulting from

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

legislation lowering the Georgia state income tax rate from 6.00% to 5.75% in 2019 and (ii) the entire benefit of approximately $700 million in federal and state excess accumulated deferred income taxes. At September 30, 2018, Georgia Power's related regulatory liability balance totaled $655 million. The amortization of these regulatory liabilities is expected to be addressed in Georgia Power's next base rate case, which is scheduled to be filed by July 1, 2019. If there is not a base rate case in 2019, customers will receive $185 million in annual bill credits beginning in 2020, with any additional federal and state income tax savings deferred as a regulatory liability, until Georgia Power's next base rate case.
To address the negative cash flow and credit metric impacts of the Tax Reform Legislation, the Georgia PSC also approved an increase in Georgia Power's retail equity ratio to the lower of (i) Georgia Power's actual common equity weight in its capital structure or (ii) 55%, until Georgia Power's next base rate case. At September 30, 2018, Georgia Power's actual retail common equity ratio (on a 13-month average basis) was approximately 53%. Benefits from reduced federal income tax rates in excess of the amounts refunded to customers will be retained by Georgia Power to cover the carrying costs of the incremental equity in 2018 and 2019.
Fuel Cost Recovery
As of September 30, 2018 and December 31, 2017, Georgia Power's under recovered fuel balance totaled $105 million and $165 million, respectively, and is included as under recovered fuel clause revenues on Southern Company's and Georgia Power's condensed balance sheets. On August 16, 2018, the Georgia PSC approved the deferral of Georgia Power's next fuel case to no later than March 16, 2020, with rates to be effective June 1, 2020. Georgia Power continues to be allowed to adjust its fuel cost recovery rates under an interim fuel rider prior to the next fuel case if the under or over recovered fuel balance exceeds $200 million.
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
Georgia Power is accruing $30 million annually through December 31, 2019, as provided in the 2013 ARP, for incremental operations and maintenance costs of damage from major storms to its transmission and distribution facilities. As of September 30, 2018, the total balance in Georgia Power's regulatory asset related to storm damage was $311 million. During October 2018, Hurricane Michael caused significant damage to Georgia Power's transmission and distribution facilities. Georgia Power currently estimates the costs of repairing the damage will total approximately $125 million to $150 million, which will be charged to Georgia Power's storm damage reserve or capitalized. The rate of storm damage cost recovery is expected to be adjusted as part of Georgia Power's next base rate case, which is scheduled to be filed by July 1, 2019. The ultimate outcome of this matter cannot be determined at this time.
Gulf Power
See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters" in Item 8 of the Form 10-K for additional information regarding Gulf Power's rates and charges for service to retail customers.
Storm Damage Cost Recovery
See Note 1 to the financial statements of Gulf Power under "Property Damage Reserve" in Item 8 of the Form 10-K for information on how Gulf Power maintains a reserve for property damage to cover the cost of damages from major storms to its transmission and distribution lines and the cost of uninsured damages to its generating facilities and other property.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

On October 10, 2018, Hurricane Michael made landfall on the Gulf Coast of Florida causing substantial damage in Gulf Power's service territory. Gulf Power currently estimates the costs of repairing the damages to its transmission and distribution lines and uninsured facilities will total approximately $350 million to $400 million, which primarily will be charged to Gulf Power's property damage reserve or capitalized. At September 30, 2018, Gulf Power had a balance of approximately $48 million in its property damage reserve. In accordance with the 2017 Gulf Power Rate Case Settlement Agreement, Gulf Power can petition the Florida PSC to seek recovery of the costs associated with Hurricane Michael, along with replenishing the property damage reserve to approximately $40 million. Any recovery from customers would begin, on an interim basis, 60 days following the filing of the cost recovery petition. The ultimate outcome of this matter cannot be determined at this time.
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
The Gulf Power Tax Reform Settlement Agreement results in annual reductions to Gulf Power's revenues of $18.2 million from base rates and $15.6 million from environmental cost recovery rates implemented April 1, 2018 and also provided for a one-time refund of $69.4 million for the retail portion of unprotected (not subject to normalization) deferred tax liabilities through a reduced fuel cost recovery rate over the remainder of 2018. Through September 30, 2018, approximately $53 million of this refund has been reflected in customer bills. As a result of the Gulf Power Tax Reform Settlement Agreement, the Florida PSC also approved an increase in Gulf Power's maximum equity ratio from 52.5% to 53.5% for all retail regulatory purposes.
As part of the Gulf Power Tax Reform Settlement Agreement, a limited scope proceeding to address protected deferred tax liabilities consistent with IRS normalization principles was initiated on April 30, 2018. On October 30, 2018, the Florida PSC approved a $9.6 million annual reduction in base rate revenues effective January 2019, which concluded this proceeding. Through September 30, 2018, Gulf Power has deferred $7 million of related 2018 tax benefits as a regulatory liability to be refunded to retail customers in 2019 through Gulf Power's fuel cost recovery rate.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Cost Recovery Clauses
See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Cost Recovery Clauses" in Item 8 of the Form 10-K for additional information regarding Gulf Power's recovery of retail costs through various regulatory clauses and accounting orders, as approved by the Florida PSC. Regulatory clause recovery balances included in the balance sheets are as follows:

Regulatory Clause	Balance Sheet Line Item	September 30, 2018	December 31, 2017
		(in millions)
Fuel Cost Recovery	Under recovered regulatory clause revenues	$—	$22
Fuel Cost Recovery	Other regulatory liabilities, current	23	—
Purchased Power Capacity Recovery	Other regulatory liabilities, current	4	—
Purchased Power Capacity Recovery	Under recovered regulatory clause revenues	—	2
Environmental Cost Recovery(*)	Other regulatory liabilities, current	13	—
Environmental Cost Recovery(*)	Under recovered regulatory clause revenues	—	2
Energy Conservation Cost Recovery	Other regulatory liabilities, current	2	—

(*)
At September 30, 2018 and December 31, 2017, the over and under recovered balances, respectively, included in the balance sheets represents the current portion of the regulatory assets associated with projected environmental expenditures of approximately $8 million and $13 million, respectively, net of the over recovered environmental cost recovery balance of approximately $21 million and $11 million, respectively.

On November 5, 2018, the Florida PSC approved Gulf Power's annual rate clause request for its fuel, purchased power capacity, environmental, and energy conservation cost recovery factors for 2019. The net effect of the approved changes is a $38 million decrease in annual revenues effective in January 2019, the majority of which will be offset by related expense decreases.
Mississippi Power
See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters" in Item 8 of the Form 10-K for additional information.
On May 8, 2018, the Mississippi PSC issued an order to begin an operations review of Mississippi Power, which began in August 2018, with the final report expected by February 28, 2019. Mississippi Power expects that the review will include, but not be limited to, a comparative analysis of its costs, its cost recovery framework, and ways in which it may streamline management operations for the reasonable benefit of ratepayers. The ultimate outcome of this matter cannot be determined at this time.
Performance Evaluation Plan
In 2013, the Mississippi Public Utilities Staff (MPUS) contested Mississippi Power's PEP lookback filing for 2012, which indicated a refund due to customers of $5 million. In each of 2014, 2015, 2016, and 2017, Mississippi Power submitted its annual PEP lookback filing for the prior year, which for 2013 and 2014 each indicated no surcharge or refund and for each of 2015 and 2016 indicated a $5 million surcharge. Additionally, in July 2016, in November 2016, and on November 15, 2017, Mississippi Power submitted its annual projected PEP filings for 2016, 2017, and 2018, respectively, which for 2016 and 2017 indicated no change in rates and for 2018 indicated a rate increase of 4%, or $38 million in annual revenues. The Mississippi PSC suspended each of these filings to allow more time for review.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

On February 7, 2018, Mississippi Power submitted its revised 2018 projected PEP filing to the Mississippi PSC, which reflected the impacts of the Tax Reform Legislation, requesting an increase in annual retail revenues of $26 million based on a performance-adjusted ROE of 9.33% and an increased equity ratio of 55%.
On March 22, 2018, Mississippi Power submitted its annual PEP lookback filing for 2017, which reflected no surcharge or refund.
On July 27, 2018, Mississippi Power and the MPUS entered into a settlement agreement with respect to the 2018 PEP filing and all unresolved PEP filings for prior years (PEP Settlement Agreement), which was approved by the Mississippi PSC on August 7, 2018. Rates under the PEP Settlement Agreement became effective with the first billing cycle of September 2018. The PEP Settlement Agreement provides for an increase of approximately $21.6 million in annual base retail revenues, which excludes certain compensation costs contested by the MPUS, as well as approximately $2 million which was subsequently approved for recovery through the 2018 Energy Efficiency Cost Rider as discussed below. Under the PEP Settlement Agreement, Mississippi Power is deferring the contested compensation costs for 2018 and 2019 as a regulatory asset, which totaled $3 million as of September 30, 2018 and is included in other regulatory assets, deferred on Mississippi Power's condensed balance sheet. The Mississippi PSC is currently expected to rule on the appropriate treatment for such costs in connection with Mississippi Power's next base rate case, which is scheduled to be filed in the fourth quarter 2019 (2019 Base Rate Case). The ultimate outcome of this matter cannot be determined at this time.
Pursuant to the PEP Settlement Agreement, Mississippi Power's performance-adjusted allowed ROE is 9.31% and its allowed equity ratio remains at 50%, pending further review by the Mississippi PSC. In lieu of the requested equity ratio increase, Mississippi Power retained $44 million of excess accumulated deferred income taxes resulting from the Tax Reform Legislation, which had been proposed to be amortized beginning in 2018, until the conclusion of the 2019 Base Rate Case. Further, Mississippi Power will seek equity contributions sufficient to restore its equity ratio (which was 45% at September 30, 2018) to 50% by December 31, 2018. In the event Mississippi Power's actual average equity ratio for 2018 is more than 1% higher or lower than the 50% target, Mississippi Power will defer the corresponding difference in its revenue requirement as a regulatory asset or liability for resolution in the 2019 Base Rate Case. As of September 30, 2018, Mississippi Power has recorded $5 million in other regulatory liabilities, deferred on Mississippi Power's condensed balance sheet related to the estimated December 31, 2018 average equity ratio differential from target applicable to PEP.
Pursuant to the PEP Settlement Agreement, PEP proceedings are suspended until after the conclusion of the 2019 Base Rate Case and Mississippi Power is not required to make any PEP filings for regulatory years 2018, 2019, and 2020. The PEP Settlement Agreement also resolved all open PEP filings with no change to customer rates. As a result, in the third quarter 2018, Mississippi Power recognized revenues of $5 million previously reserved in connection with the 2012 PEP lookback filing.
Energy Efficiency
On May 8, 2018, the Mississippi PSC issued an order approving Mississippi Power's revised annual projected Energy Efficiency Cost Rider 2018 compliance filing, which increased annual retail revenues by approximately $3 million effective with the first billing cycle for June 2018.
Ad Valorem Tax Adjustment
On May 8, 2018, the Mississippi PSC also approved Mississippi Power's annual ad valorem tax adjustment factor filing for 2018, which included an annual rate increase of 0.8%, or $7 million, in annual retail revenues effective with the first billing cycle for June 2018, primarily due to increased assessments.
Environmental Compliance Overview Plan
On August 3, 2018, Mississippi Power and the MPUS entered into a settlement agreement with respect to the 2018 ECO Plan filing (ECO Settlement Agreement), which provides for an increase of approximately $17 million in annual base retail revenues and was approved by the Mississippi PSC on August 7, 2018. Rates under the ECO Settlement Agreement became effective with the first billing cycle of September 2018 and will continue in effect

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

until modified by the Mississippi PSC. These revenues are expected to be sufficient to recover the costs included in Mississippi Power's request for 2018, as well as the remaining deferred amounts that were originally expected to be recovered in 2019. In accordance with the ECO Settlement Agreement, ECO Plan proceedings are suspended until after the conclusion of the 2019 Base Rate Case and Mississippi Power is not required to make any ECO Plan filings for 2018, 2019, and 2020, with any necessary true-ups to be reflected in the 2019 Base Rate Case. The ECO Settlement Agreement contains the same terms as the PEP Settlement Agreement described herein with respect to allowed ROE and equity ratio. As of September 30, 2018, Mississippi Power has recorded $2 million in other regulatory liabilities, deferred on Mississippi Power's condensed balance sheet related to the estimated December 31, 2018 average equity ratio differential from target applicable to the ECO Plan.
Fuel Cost Recovery
See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters – Fuel Cost Recovery" in Item 8 of the Form10-K for additional information regarding Mississippi Power's retail fuel cost recovery.
At September 30, 2018, the amount of over-recovered retail fuel costs included on Mississippi Power's condensed balance sheet in customer accounts receivable was approximately $13 million compared to $6 million under recovered at December 31, 2017.
Mississippi Power's operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, changes in the billing factor should have no significant effect on Mississippi Power's revenues or net income, but will affect cash flow.
Southern Company Gas
See Note 3 to the financial statements of Southern Company and Southern Company Gas under "Regulatory Matters – Southern Company Gas" and "Regulatory Matters," respectively, in Item 8 of the Form 10-K for additional information regarding Southern Company Gas' regulatory matters.
Riders
On April 19, 2018, the Illinois Commission approved Nicor Gas' variable income tax adjustment rider. This rider provides for refund or recovery of changes in income tax expense that result from income tax rates that differ from those used in Nicor Gas' last rate case. Customer refunds, via bill credits, began on July 1, 2018 related to the impacts of the Tax Reform Legislation from January 25, 2018 through May 4, 2018. The impact of the Tax Reform Legislation subsequent to May 4, 2018 was addressed in Nicor Gas' approved rehearing request discussed herein under "Settled Base Rate Cases."
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
On October 15, 2018, the Tennessee Public Utility Commission (PUC) approved a $1 million increase in Chattanooga Gas' annual base rate revenues, which was based on a projected test year ending June 30, 2019 and a ROE of 9.80%. The new rates became effective November 1, 2018.
Other
The Virginia Commission issued an order effective January 1, 2018 requiring utilities in the state to defer as a regulatory liability the impact of the Tax Reform Legislation, including the reduction in the corporate income tax rate to 21% and the impact of the flowback of excess deferred income taxes. Through September 30, 2018, Virginia Natural Gas had deferred a total of $9 million. On August 30, 2018, Virginia Natural Gas filed an annual information form, which was subsequently revised on October 25, 2018, proposing to reduce annual base rates effective January 1, 2019 due to lower tax expense as a result of the lower corporate income tax rate and the impact of the flowback of excess deferred income taxes. This filing also proposes for Virginia Natural Gas to issue customer refunds, via bill credits, for the related amounts deferred as a regulatory asset. The Virginia Commission is expected to rule on the filing during the fourth quarter 2018. If approved as filed, Virginia Natural Gas' annual base rate revenues would be reduced by $14 million. The ultimate outcome of this matter cannot be determined at this time.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
In October 2017, Georgia Power, acting for itself and as agent for the other Vogtle Owners, executed the Bechtel Agreement, a cost reimbursable plus fee arrangement, whereby Bechtel is reimbursed for actual costs plus a base fee and an at-risk fee, which is subject to adjustment based on Bechtel's performance against cost and schedule targets. Each Vogtle Owner is severally (not jointly) liable for its proportionate share, based on its ownership interest, of all amounts owed to Bechtel under the Bechtel Agreement. The Vogtle Owners may terminate the Bechtel Agreement at any time for their convenience, provided that the Vogtle Owners will be required to pay amounts related to work performed prior to the termination (including the applicable portion of the base fee), certain termination-related costs, and, at certain stages of the work, the applicable portion of the at-risk fee. Bechtel may terminate the Bechtel Agreement under certain circumstances, including certain Vogtle Owner suspensions of work, certain breaches of the Bechtel Agreement by the Vogtle Owners, Vogtle Owner insolvency, and certain other events. Pursuant to the Loan Guarantee Agreement between Georgia Power and the DOE, Georgia Power is required to obtain the DOE's approval of the Bechtel Agreement prior to obtaining any further advances under the Loan Guarantee Agreement.
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
Cost and Schedule
In preparation for its nineteenth VCM filing, Georgia Power requested Southern Nuclear to perform a full cost reforecast for the project. Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4 by the expected in-service dates of November 2021 and November 2022, respectively, is as follows:

(in billions)
Base project capital cost forecast(a)(b)	$8.0
Construction contingency estimate	0.4
Total project capital cost forecast(a)(b)	8.4
Net investment as of September 30, 2018(b)	(4.3)
Remaining estimate to complete(a)	$4.1

(a)	Excludes financing costs expected to be capitalized through AFUDC of approximately $350 million.

(b)	Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related Customer Refunds.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.2 billion, of which $1.8 billion had been incurred through September 30, 2018.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The table above reflects the $0.7 billion increase to the base capital cost forecast reported in the second quarter 2018 and is based on the cost reforecast performed prior to the nineteenth VCM filing, which primarily resulted from changed assumptions related to the finalization of contract scopes and management responsibilities for Bechtel and over 60 subcontractors, labor productivity rates, and craft labor incentives, as well as the related levels of project management, oversight, and support, including field supervision and engineering support.
Although Georgia Power believes these incremental costs are reasonable and necessary to complete the project and the Georgia PSC's order in the seventeenth VCM proceeding specifically states that the construction of Plant Vogtle Units 3 and 4 is not subject to a cost cap, Georgia Power did not seek rate recovery for these cost increases included in the current base capital cost forecast (or any related financing costs) in the nineteenth VCM report that was filed with the Georgia PSC on August 31, 2018. In connection with future VCM filings, Georgia Power may request the Georgia PSC to evaluate costs currently included in the construction contingency estimate for rate recovery as and when they are appropriately included in the base capital cost forecast. After considering the significant level of uncertainty that exists regarding the future recoverability of costs included in the construction contingency estimate since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in these future regulatory proceedings, Georgia Power recorded a total pre-tax charge to income of $1.1 billion ($0.8 billion after tax) in the second quarter 2018, which includes the total increase in the base capital cost forecast and construction contingency estimate.
As construction continues, challenges with management of contractors, subcontractors, and vendors; labor productivity, availability, and/or cost escalation; procurement, fabrication, delivery, assembly, and/or installation, including any required engineering changes, of plant systems, structures, and components (some of which are based on new technology that only recently began initial operation in the global nuclear industry at this scale); or other issues could arise and change the projected schedule and estimated cost. Monthly construction production targets required to maintain the current project schedule continue to increase significantly through the remainder of 2018 and into 2019. To meet these increasing monthly targets, existing craft construction productivity must improve and additional craft laborers must be retained and deployed.
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the NRC. Various design and other licensing-based compliance matters, including the timely resolution of Inspections, Tests, Analyses, and Acceptance Criteria (ITAAC) and the related approvals by the NRC, may arise, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.
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
Joint Owner Contracts
In November 2017, the Vogtle Owners entered into an amendment to their joint ownership agreements for Plant Vogtle Units 3 and 4 to provide for, among other conditions, additional Vogtle Owner approval requirements. Effective August 31, 2018, the Vogtle Owners further amended the joint ownership agreements to clarify and provide procedures for certain provisions of the joint ownership agreements related to adverse events that require the vote of the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 to continue

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

construction (as amended, and together with the November 2017 amendment, the Vogtle Joint Ownership Agreements). The Vogtle Joint Ownership Agreements also confirm that the Vogtle Owners' sole recourse against Georgia Power or Southern Nuclear for any action or inaction in connection with their performance as agent for the Vogtle Owners is limited to removal of Georgia Power and/or Southern Nuclear as agent, except in cases of willful misconduct.
As a result of the increase in the total project capital cost forecast and Georgia Power's decision not to seek rate recovery of the increase in the base capital costs as described above, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 were required to vote to continue construction. On September 26, 2018, the Vogtle Owners unanimously voted to continue construction of Plant Vogtle Units 3 and 4.
Amendments to the Vogtle Joint Ownership Agreements
In connection with the vote to continue construction, Georgia Power entered into (i) a binding term sheet (Vogtle Owner Term Sheet) with the other Vogtle Owners and MEAG's wholly-owned subsidiaries MEAG Power SPVJ, LLC (MEAG SPVJ), MEAG Power SPVM, LLC (MEAG SPVM), and MEAG Power SPVP, LLC (MEAG SPVP) to take certain actions which partially mitigate potential financial exposure for the other Vogtle Owners, including additional amendments to the Vogtle Joint Ownership Agreements and the purchase of PTCs from the other Vogtle Owners, and (ii) a term sheet (MEAG Term Sheet and, together with the Vogtle Owner Term Sheet, Term Sheets) with MEAG and MEAG SPVJ to provide funding with respect to MEAG SPVJ's ownership interest in Plant Vogtle Units 3 and 4 (Project J) under certain circumstances. Pursuant to the Vogtle Owner Term Sheet, the Vogtle Joint Ownership Agreements will be modified as follows: (i) each Vogtle Owner will pay its proportionate share of qualifying construction costs for Plant Vogtle Units 3 and 4 based on its ownership percentage up to the estimated cost at completion (EAC) for Plant Vogtle Units 3 and 4 which forms the basis of Georgia Power's forecast of $8.4 billion in the nineteenth VCM plus $800 million of additional construction costs; (ii) Georgia Power will be responsible for 55.7% of actual qualifying construction costs between $800 million and $1.6 billion over the EAC in the nineteenth VCM (resulting in $80 million of potential additional costs to Georgia Power), with the remaining Vogtle Owners responsible for 44.3% of such costs pro rata in accordance with their respective ownership interests; and (iii) Georgia Power will be responsible for 65.7% of qualifying construction costs between $1.6 billion and $2.1 billion over the EAC in the nineteenth VCM (resulting in a further $100 million of potential additional costs to Georgia Power), with the remaining Vogtle Owners responsible for 34.3% of such costs pro rata in accordance with their respective ownership interests.
If the EAC is revised and exceeds the EAC in the nineteenth VCM by more than $2.1 billion, each of the other Vogtle Owners will have a one-time option to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power's agreement to pay 100% of such Vogtle Owner's remaining share of total construction costs in excess of the EAC in the nineteenth VCM plus $2.1 billion. In this event, Georgia Power will have the option of cancelling the project in lieu of purchasing a portion of the ownership interest of any other Vogtle Owner. If Georgia Power accepts the offer to purchase a portion of another Vogtle Owner's ownership interest in Plant Vogtle Units 3 and 4, the ownership interest(s) to be conveyed from the tendering Vogtle Owner(s) to Georgia Power would be calculated based on the proportion of the cumulative amount of construction costs paid by each such tendering Vogtle Owner(s) and by Georgia Power as of the commercial operation date of Plant Vogtle Unit 4. For purposes of this calculation, payments made by Georgia Power on behalf of another Vogtle Owner in accordance with the second and third items described in the paragraph above would be treated as payments made by the applicable Vogtle Owner.
In the event the actual costs at completion are less than the EAC reflected in the nineteenth VCM report and Plant Vogtle Unit 3 is placed in service by the currently scheduled date of November 2021 or Plant Vogtle Unit 4 is placed in service by the currently scheduled date of November 2022, Georgia Power would be entitled to 60.7% of the cost savings with respect to the relevant unit and the remaining Vogtle Owners would be entitled to 39.3% of such savings on a pro rata basis in accordance with their respective ownership interests.
For purposes of the foregoing provisions, qualifying construction costs would not include costs (i) resulting from force majeure events, including governmental actions or inactions (or significant delays associated with issuance of

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

such actions) that affect the licensing, completion, startup, operations, or financing of Plant Vogtle Units 3 and 4, administrative proceedings or litigation regarding ITAAC or other regulatory challenges to commencement of operation of Plant Vogtle Units 3 and 4, and changes in laws or regulations governing Plant Vogtle Units 3 and 4, (ii) legal fees and legal expenses incurred due to litigation with contractors or subcontractors that are not subsidiaries or affiliates of Southern Company, and (iii) additional costs caused by Vogtle Owner requests other than Georgia Power, except for the exercise of a right to vote granted under the Vogtle Joint Ownership Agreements, that increase costs by $100,000 or more.
Georgia Power is working with the other Vogtle Owners to clarify any interpretive issues related to the operation of certain of the above provisions of the Vogtle Owner Term Sheet.
Under the Vogtle Owner Term Sheet, the provisions of the Vogtle Joint Ownership Agreements requiring that Vogtle Owners holding 90% of the ownership interests in Plant Vogtle Units 3 and 4 vote to continue construction following certain adverse events (Project Adverse Events) will be modified. Pursuant to the Vogtle Joint Ownership Agreements and the Vogtle Owner Term Sheet, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction if certain Project Adverse Events occur, including: (i) the bankruptcy of Toshiba; (ii) the termination or rejection in bankruptcy of certain agreements, including the Vogtle Services Agreement, the Bechtel Agreement, or the agency agreement with Southern Nuclear; (iii) Georgia Power publicly announces its intention not to submit for rate recovery any portion of its investment in Plant Vogtle Units 3 and 4 or the Georgia PSC determines that any of Georgia Power's costs relating to the construction of Plant Vogtle Units 3 and 4 will not be recovered in retail rates, excluding any additional amounts paid by Georgia Power on behalf of the other Vogtle Owners pursuant to the Vogtle Owner Term Sheet provisions described above and the first 6% of costs during any six-month VCM reporting period that are disallowed by the Georgia PSC for recovery, or for which Georgia Power elects not to seek cost recovery, through retail rates; and (iv) an incremental extension of one year or more over the most recently approved schedule. Under the Vogtle Owner Term Sheet, Georgia Power may cancel the project at any time in its sole discretion.
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
The Vogtle Owner Term Sheet provides that if the holders of at least 90% of the ownership interests fail to vote in favor of continuing the project following any future Project Adverse Event, work on Plant Vogtle Units 3 and 4 would continue for a period of 30 days if the holders of more than 50% of the ownership interests vote in favor of continuing construction (Majority Voting Owners). In such a case, the Vogtle Owners (i) would agree to negotiate in good faith towards the resumption of the project, (ii) if no agreement was reached during such 30-day period, the project would be cancelled, and (iii) in the event of such a cancellation, the Majority Voting Owners would be obligated to reimburse any other Vogtle Owner for the costs it incurred during such 30-day negotiation period.
Purchase of PTCs During Commercial Operation
In addition, under the terms of the Vogtle Owner Term Sheet, Georgia Power agreed to purchase additional PTCs from OPC, Dalton, MEAG SPVM, MEAG SPVP, and MEAG SPVJ (to the extent any MEAG SPVJ PTC rights remain after any purchases required under the MEAG Term Sheet as described below) at varying purchase prices dependent upon the actual cost to complete construction of Plant Vogtle Units 3 and 4 as compared to the EAC included in the nineteenth VCM report. The purchases will be at the option of the applicable Vogtle Owner and will occur during the month after such PTCs are earned.
Potential Funding to MEAG Project J
Pursuant to the MEAG Term Sheet, if MEAG SPVJ is unable to make its payments due under the Vogtle Joint Ownership Agreements solely because (i) the conduct of JEA, such as JEA's legal challenges of its obligations under a PPA with MEAG (PPA-J), materially impedes access to capital markets for MEAG for Project J, or (ii)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

PPA-J is declared void by a court of competent jurisdiction or rejected by JEA under the applicable provisions of the U.S. Bankruptcy Code (each of (i) and (ii), a JEA Default), Georgia Power would purchase from MEAG SPVJ the rights to PTCs attributable to MEAG SPVJ's share of Plant Vogtle Units 3 and 4 (approximately 206 MWs) at varying prices dependent upon the stage of construction of Plant Vogtle Units 3 and 4. The aggregate purchase price of the PTCs, together with any advances made as described in the next paragraph, shall not exceed $300 million.
At the option of MEAG, as an alternative or supplement to Georgia Power's purchase of PTCs as described above, Georgia Power has agreed to provide up to $250 million in funding to MEAG for Project J in the form of advances (either advances under the Vogtle Joint Ownership Agreements or the purchase of MEAG Project J bonds, at the discretion of Georgia Power), subject to any required approvals of the Georgia PSC and the DOE.
In the event MEAG SPVJ certifies to Georgia Power that it is unable to fund its obligations under the Vogtle Joint Ownership Agreements as a result of a JEA Default and Georgia Power becomes obligated to provide funding as described above, MEAG is required to (i) assign to Georgia Power its right to vote on any future Project Adverse Event and (ii) diligently pursue JEA for its breach of PPA-J. In addition, Georgia Power agreed that it will not sue MEAG for any amounts due from MEAG SPVJ under MEAG's guarantee of MEAG SPVJ's obligations so long as MEAG SPVJ complies with the terms of the MEAG Term Sheet as to its payment obligations and the other provisions of the Vogtle Joint Ownership Agreements.
Under the terms of the MEAG Term Sheet, Georgia Power may decline to provide any funding in the form of advances, including in the event of a failure to receive any required Georgia PSC or DOE approvals, and cancel the project in lieu of providing such funding.
The ultimate outcome of these matters cannot be determined at this time.
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. As of September 30, 2018, Georgia Power had recovered approximately $1.8 billion of financing costs. Financing costs related to capital costs above $4.418 billion will be recovered through AFUDC; however, Georgia Power will not record AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery. Georgia Power expects to file on November 9, 2018 to increase the NCCR tariff by approximately $90 million annually, effective January 1, 2019, pending Georgia PSC approval.
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
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) certain recommendations made by Georgia Power in the seventeenth VCM report and modifying the Vogtle Cost Settlement Agreement. The Vogtle Cost Settlement Agreement, as modified by the January 11, 2018 order, resolved the following regulatory matters related to Plant Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the amounts paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and related Customer Refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and deemed reasonable Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap and that prudence decisions on cost recovery will be made at a later date, consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC in the 2013 ARP) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that upon Unit 3 reaching commercial operation, retail base rates would be adjusted to include carrying costs on those capital costs deemed prudent in the Vogtle Cost Settlement Agreement. The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $25 million in 2017 and are estimated to have negative earnings impacts of approximately $100 million in 2018 and an aggregate of $680 million from 2019 to 2022.
In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
On February 12, 2018, Georgia Interfaith Power & Light, Inc. and Partnership for Southern Equity, Inc. filed a petition appealing the Georgia PSC's January 11, 2018 order with the Fulton County Superior Court. On March 8, 2018, Georgia Watch filed a similar appeal to the Fulton County Superior Court for judicial review of the Georgia PSC's final decision and denial of Georgia Watch's motion for reconsideration. Georgia Power believes the two appeals have no merit; however, an adverse outcome in either appeal combined with subsequent adverse action by the Georgia PSC could have a material impact on Southern Company's and Georgia Power's results of operations, financial condition, and liquidity.
The Georgia PSC has approved eighteen VCM reports covering the periods through December 31, 2017, including total construction capital costs incurred through that date of $4.9 billion (before $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related Customer Refunds). On August 31, 2018, Georgia Power filed its nineteenth VCM report with the Georgia PSC, which requested approval of $578 million of construction capital costs incurred from January 1, 2018 through June 30, 2018.
The ultimate outcome of these matters cannot be determined at this time.
DOE Financing
As of September 30, 2018, Georgia Power had borrowed $2.6 billion related to Plant Vogtle Units 3 and 4 costs through the Loan Guarantee Agreement and a multi-advance credit facility among Georgia Power, the DOE, and the FFB, which provides for borrowings of up to $3.46 billion, subject to the satisfaction of certain conditions. In September 2017, the DOE issued a conditional commitment to Georgia Power for up to approximately $1.67 billion in additional guaranteed loans under the Loan Guarantee Agreement. In September 2018, the DOE extended the conditional commitment to March 31, 2019. Any further extension must be approved by the DOE. Final approval and issuance of these additional loan guarantees by the DOE cannot be assured and are subject to the negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions. See Note 6 to the financial statements of Southern Company and Georgia Power under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K and Note (F) under "DOE Loan Guarantee Borrowings" for additional information, including applicable covenants, events of default, mandatory prepayment

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

events (including any decision not to continue construction of Plant Vogtle Units 3 and 4), and conditions to borrowing.
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
As of September 30, 2018, Mississippi Power recorded charges to income of an immaterial amount for the third quarter 2018 and $45 million ($34 million after tax) for year-to-date 2018, primarily resulting from the abandonment and related closure activities for the mine and gasifier-related assets at the Kemper County energy facility. Additional closure costs for the mine and gasifier-related assets, currently estimated to cost up to $20 million pre-tax (excluding salvage, net of dismantlement costs), may be incurred through the first half of 2020. In addition, period costs, including, but not limited to, costs for compliance and safety, ARO accretion, and property taxes for the mine and gasifier-related assets, are estimated at $2 million for the remainder of 2018, $8 million in 2019, and $4 million annually beginning in 2020. The ultimate outcome of this matter cannot be determined at this time.
Reserve Margin Plan
On August 6, 2018, Mississippi Power filed its proposed RMP, as required by the Mississippi PSC's order in the docket established for the purposes of pursuing a global settlement of the costs related to the Kemper County energy facility. Under the RMP, Mississippi Power proposes alternatives that would reduce its reserve margin, with the most economic of the alternatives being the two-year and seven-year acceleration of the retirement of Plant Watson Units 4 and 5, respectively, to the first quarter 2022 and the four-year acceleration of the retirement of Plant Greene County Units 1 and 2 to the third quarter 2021 and the third quarter 2022, respectively, in order to lower or avoid operating costs. The Plant Greene County unit retirements would require the completion by Alabama Power of proposed transmission and system reliability improvements, as well as agreement by Alabama Power. The RMP filing also states that, in the event the Mississippi PSC ultimately approves an alternative that includes an accelerated retirement, Mississippi Power would require authorization to defer in a regulatory asset for future recovery the remaining net book value of the units at the time of retirement. Mississippi Power expects the MPUS and other interested parties to review the proposal prior to resolution by the Mississippi PSC. The ultimate outcome of this matter cannot be determined at this time. However, if approved by the Mississippi PSC, the alternatives are not expected to have any adverse impact on customer rates.
Other Matters
Investments in Leveraged Leases
See Note 1 to the financial statements of Southern Company under "Leveraged Leases" in Item 8 of the Form 10-K for additional information regarding the leveraged lease agreements of a subsidiary of Southern Company Holdings Inc. (Southern Holdings) and concerns about the financial and operational performance of one of the lessees and the associated generation assets.
The ability of the lessees to make required payments to the Southern Holdings subsidiary is dependent on the operational performance of the assets. As a result of operational improvements in the first half of 2018, the June 2018 lease payment was paid in full and the December 2018 lease payment is currently expected to be paid in full. However, operational issues and the resulting cash liquidity challenges persist and significant concerns continue

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

regarding the lessee's ability to make the remaining semi-annual lease payments. These operational challenges may also impact the expected residual value of the assets at the end of the lease term in 2047. If any future lease payment is not paid in full, the Southern Holdings subsidiary may be unable to make its corresponding payment to the holders of the underlying non-recourse debt related to the generation assets. Failure to make the required payment to the debtholders would represent an event of default that would give the debtholders the right to foreclose on, and take ownership of, the generation assets from the Southern Holdings subsidiary, in effect terminating the lease and resulting in the write-off of the related lease receivable, which would result in a reduction in net income of approximately $86 million after tax based on the lease receivable balance as of September 30, 2018. Southern Company has evaluated the recoverability of the lease receivable and the expected residual value of the generation assets at the end of the lease under various scenarios and has concluded that its investment in the leveraged lease is not impaired as of September 30, 2018. Southern Company will continue to monitor the operational performance of the underlying assets and evaluate the ability of the lessee to continue to make the required lease payments. The ultimate outcome of this matter cannot be determined at this time.
Natural Gas Storage
A wholly-owned subsidiary of Southern Company Gas owns and operates a natural gas storage facility consisting of two salt dome caverns in Louisiana. Periodic integrity tests are required in accordance with rules of the Louisiana Department of Natural Resources (DNR). In August 2017, in connection with an ongoing integrity project, updated seismic mapping indicated the proximity of one of the caverns to the edge of the salt dome may be less than the required minimum and could result in Southern Company Gas retiring the cavern early. At September 30, 2018, the facility's property, plant, and equipment had a net book value of $110 million, of which the cavern itself represents approximately 20%. A potential early retirement of this cavern is dependent upon several factors including compliance with an order from the Louisiana DNR detailing the requirements to place the cavern back in service, which includes, among other things, obtaining core samples to determine the composition of the sheath surrounding the edge of the salt dome.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The following tables disaggregate revenue sources for the three and nine months ended September 30, 2018:

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
	(in millions)
Southern Company
Operating revenues
Retail electric revenues(a)
Residential	$2,148	$5,266
Commercial	1,527	4,084
Industrial	901	2,471
Other	29	92
Natural gas distribution revenues	433	2,299
Alternative revenue programs(b)	5	(23)
Total retail electric and gas distribution revenues	$5,043	$14,189
Wholesale energy revenues(c)(d)	516	1,444
Wholesale capacity revenues(d)	177	479
Other natural gas revenues(e)	54	530
Other revenues(f)	369	1,516
Total operating revenues	$6,159	$18,158

(a)
Retail electric revenues include $17 million and $54 million of leases for the three and nine months ended September 30, 2018, respectively, and a (net reduction) or net increase of $(98) million and $4 million for the three and nine months ended September 30, 2018, respectively, from certain cost recovery mechanisms that are not accounted for as revenue under ASC 606. See Note 3 to the financial statements of Southern Company under "Regulatory Matters" in Item 8 of the Form 10-K for additional information on cost recovery mechanisms.

(b)
See Note 1 to the financial statements of Southern Company under "Revenues" in Item 8 of the Form 10-K for additional information on alternative revenue programs at the natural gas distribution utilities. Alternative revenue program revenues are presented net of any previously recognized program amounts billed to customers during the same accounting period.

(c)
Wholesale energy revenues include $63 million and $217 million for the three and nine months ended September 30, 2018, respectively, of revenues accounted for as derivatives, primarily related to physical energy sales in the wholesale electricity market. See Note (I) for additional information on energy-related derivative contracts.

(d)
Wholesale energy and wholesale capacity revenues include $130 million and $31 million, respectively, for the three months ended September 30, 2018 and $318 million and $92 million, respectively, for the nine months ended September 30, 2018 of PPA contracts accounted for as leases.

(e)
Other natural gas revenues related to Southern Company Gas' energy and risk management activities are presented net of the related costs of those activities and include gross third-party revenues of $1.6 billion and $4.8 billion for the three and nine months ended September 30, 2018, respectively, of which $0.9 billion and $2.7 billion, respectively, relates to contracts that are accounted for as derivatives. See Note (L) under "Southern Company Gas" for additional information on the components of wholesale gas services operating revenues.

(f)	Other revenues include $92 million and $274 million for the three and nine months ended September 30, 2018, respectively, of revenues not accounted for under ASC 606.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
For the Three Months Ended September 30, 2018
Operating revenues
Retail revenues(a)(b)
Residential	$721	$1,142	$200	$85
Commercial	464	877	103	82
Industrial	392	385	37	86
Other	7	21	1	1
Total retail electric revenues	$1,584	$2,425	$341	$254
Wholesale energy revenues(c)	62	33	48	92
Wholesale capacity revenues	26	14	7	1
Other revenues(b)(d)	68	121	18	11
Total operating revenues	$1,740	$2,593	$414	$358

For the Nine Months Ended September 30, 2018
Operating revenues
Retail revenues(a)(b)
Residential	$1,848	$2,671	$537	$209
Commercial	1,238	2,343	291	212
Industrial	1,103	1,036	100	233
Other	19	62	4	6
Total retail electric revenues	$4,208	$6,112	$932	$660
Wholesale energy revenues(c)	234	99	104	259
Wholesale capacity revenues	75	41	20	6
Other revenues(b)(d)	199	349	50	31
Total operating revenues	$4,716	$6,601	$1,106	$956

(a)
Retail revenues at Alabama Power, Georgia Power, Gulf Power, and Mississippi Power include a net increase or (net reduction) of $(12) million, $(47) million, $(36) million, and $(3) million, respectively, for the three months ended September 30, 2018 and $113 million, $(35) million, $(63) million, and $(11) million, respectively, for the nine months ended September 30, 2018 related to certain cost recovery mechanisms that are not accounted for as revenue under ASC 606. See Note 3 to the financial statements of Alabama Power, Georgia Power, Gulf Power, and Mississippi Power under "Retail Regulatory Matters" in Item 8 of the Form 10-K for additional information on cost recovery mechanisms.

(b)
Retail revenues and other revenues at Georgia Power include $17 million and $34 million, respectively, for the three months ended September 30, 2018 and $54 million and $100 million, respectively, for the nine months ended September 30, 2018 of revenues accounted for as leases.

(c)
Wholesale energy revenues at Alabama Power and Georgia Power include $6 million and $8 million, respectively, for the three months ended September 30, 2018 and $14 million and $21 million, respectively, for the nine months ended September 30, 2018 accounted for as derivatives primarily related to physical energy sales in the wholesale electricity market. See Note (I) for additional information on energy-related derivative contracts.

(d)
Other revenues at Alabama Power, Georgia Power, and Gulf Power include $27 million, $28 million, and $2 million, respectively, for the three months ended September 30, 2018 and $79 million, $80 million, and $5 million, respectively, for the nine months ended September 30, 2018 of revenues not accounted for under ASC 606.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
	(in millions)
Southern Power
PPA capacity revenues(a)	$168	$450
PPA energy revenues(a)	336	892
Non-PPA revenues(b)	126	347
Other revenues	5	10
Total operating revenues	$635	$1,699

(a)
PPA capacity revenues and PPA energy revenues include $47 million and $139 million, respectively, for the three months ended September 30, 2018 and $141 million and $342 million, respectively, for the nine months ended September 30, 2018 related to PPAs accounted for as leases. See Note 1 to the financial statements of Southern Power under "Revenues" in Item 8 of the Form 10-K for additional information on capacity revenues accounted for as leases.

(b)
Non-PPA revenues include $47 million and $176 million for the three and nine months ended September 30, 2018, respectively, of revenues from short-term sales related to physical energy sales from uncovered capacity in the wholesale electricity market. See Note 1 to the financial statements of Southern Power under "Revenues" in Item 8 of the Form 10-K and Note (I) for additional information on energy-related derivative contracts.

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
	(in millions)
Southern Company Gas
Operating revenues
Natural gas distribution revenues
Residential	$149	$1,082
Commercial	45	313
Transportation	203	708
Industrial	4	28
Other	32	168
Alternative revenue programs(a)	5	(23)
Total natural gas distribution revenues	$438	$2,276
Gas marketing services(b)	44	403
Wholesale gas services(c)	(10)	121
Gas midstream operations	20	60
Other revenues	—	1
Total operating revenues	$492	$2,861

(a)
See Note 1 to the financial statements of Southern Company Gas under "Revenues" in Item 8 of the Form 10-K for additional information on alternative revenue programs at the natural gas distribution utilities. Alternative revenue program revenues are presented net of any previously recognized program amounts billed to customers during the same accounting period.

(b)	Gas marketing services includes $4 million for the nine months ended September 30, 2018 of revenues not accounted for under ASC 606.

(c)
Wholesale gas services revenues are presented net of the related costs associated with its energy trading and risk management activities. Operating revenues, as presented, include gross third-party revenues of $1.6 billion and $4.8 billion for the three and nine months ended September 30, 2018, respectively, of which $0.9 billion and $2.7 billion, respectively, relates to contracts that are accounted for as derivatives. See Note (L) under "Southern Company Gas" for additional information on the components of wholesale gas services operating revenues and Note (I) for additional information on energy-related derivative contracts.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers as of September 30, 2018:

	Receivables	Contract Assets	Contract Liabilities
	(in millions)
Southern Company	$2,778	$99	$34
Alabama Power	649	1	14
Georgia Power	924	70	3
Gulf Power	186	—	—
Mississippi Power	96	—	—
Southern Power	142	—	17
Southern Company Gas	523	—	1
As of September 30, 2018, Alabama Power had contract liabilities for outstanding performance obligations primarily related to extended service agreements. Georgia Power had contract assets primarily related to fixed retail customer bill programs where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over the one-year contract term. Southern Power's contract liabilities relate to collections recognized in advance of revenue for certain levelized PPAs with Georgia Power. Southern Company's unregulated distributed generation business had $27 million and $17 million of contract assets and contract liabilities, respectively, remaining for outstanding performance obligations.
Remaining Performance Obligations
The traditional electric operating companies and Southern Power have long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. These contracts primarily relate to PPAs whereby the traditional electric operating companies and Southern Power provide electricity and generation capacity to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related to certain fixed price contracts. Revenues from contracts with customers related to these performance obligations remaining at September 30, 2018 are expected to be recognized as follows:

	2018	2019	2020	2021	2022	2023 and Thereafter
	(in millions)
Southern Company(*)	$168	$406	$322	$322	$310	$2,112
Alabama Power	6	22	22	26	23	161
Georgia Power	10	41	38	40	30	113
Gulf Power	5	22	—	—	—	—
Mississippi Power	1	3	3	1	—	—
Southern Power(*)	75	310	283	277	276	2,005

(*)	Excludes amounts related to held for sale assets. See Note (J) under "Southern Company's Sale of Gulf Power" and "Southern Power – Sale of Florida Plants" for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(D)	FAIR VALUE MEASUREMENTS
As of September 30, 2018, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using:
As of September 30, 2018:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)(b)	$271	$150	$—	$—	$421
Foreign currency derivatives	—	122	—	—	122
Nuclear decommissioning trusts(c)	828	1,007	—	37	1,872
Non-qualified deferred compensation trusts:
Domestic equity	—	11	—	—	11
Foreign equity	—	6	—	—	6
Pooled funds – fixed income	—	13	—	—	13
Cash equivalents	15	—	—	—	15
Other	9	—	—	—	9
Cash equivalents	1,309	—	—	—	1,309
Total	$2,432	$1,309	$—	$37	$3,778
Liabilities:
Energy-related derivatives(a)(b)	$416	$159	$—	$—	$575
Interest rate derivatives	—	72	—	—	72
Foreign currency derivatives	—	23	—	—	23
Contingent consideration	—	—	22	—	22
Total	$416	$254	$22	$—	$692

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
As of September 30, 2018:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$7	$—	$—	$7
Nuclear decommissioning trusts:(d)
Domestic equity	469	89	—	—	558
Foreign equity	60	56	—	—	116
U.S. Treasury and government agency securities	—	18	—	—	18
Corporate bonds	26	154	—	—	180
Mortgage and asset backed securities	—	22	—	—	22
Private equity	—	—	—	37	37
Other	7	—	—	—	7
Cash equivalents	513	—	—	—	513
Total	$1,075	$346	$—	$37	$1,458
Liabilities:
Energy-related derivatives	$—	$10	$—	$—	$10

Georgia Power
Assets:
Energy-related derivatives	$—	$8	$—	$—	$8
Nuclear decommissioning trusts:(d)(e)
Domestic equity	250	1	—	—	251
Foreign equity	—	134	—	—	134
U.S. Treasury and government agency securities	—	236	—	—	236
Municipal bonds	—	82	—	—	82
Corporate bonds	—	163	—	—	163
Mortgage and asset backed securities	—	42	—	—	42
Other	16	9	—	—	25
Cash equivalents	350	—	—	—	350
Total	$616	$675	$—	$—	$1,291
Liabilities:
Energy-related derivatives	$—	$22	$—	$—	$22
Interest rate derivatives	—	6	—	—	6
Total	$—	$28	$—	$—	$28

Gulf Power
Assets:
Cash equivalents	$27	$—	$—	$—	$27
Liabilities:
Energy-related derivatives	$—	$8	$—	$—	$8

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
As of September 30, 2018:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$3	$—	$—	$3
Cash equivalents	346	—	—	—	346
Total	$346	$3	$—	$—	$349
Liabilities:
Energy-related derivatives	$—	$9	$—	$—	$9

Southern Power
Assets:
Energy-related derivatives	$—	$3	$—	$—	$3
Foreign currency derivatives	—	122	—	—	122
Total	$—	$125	$—	$—	$125
Liabilities:
Energy-related derivatives	$—	$7	$—	$—	$7
Foreign currency derivatives	—	23	—	—	23
Contingent consideration	—	—	22	—	22
Total	$—	$30	$22	$—	$52

Southern Company Gas
Assets:
Energy-related derivatives(a)(b)	$271	$129	$—	$—	$400
Non-qualified deferred compensation trusts:
Domestic equity	—	11	—	—	11
Foreign equity	—	6	—	—	6
Pooled funds – fixed income	—	13	—	—	13
Cash equivalents	4	—	—	—	4
Cash equivalents	26	—	—	—	26
Total	$301	$159	$—	$—	$460
Liabilities:
Energy-related derivatives(a)(b)	$416	$101	$—	$—	$517

(a)	Excludes $5 million associated with premiums and certain weather derivatives accounted for based on intrinsic value rather than fair value.

(b)	Excludes cash collateral of $189 million.

(c)	For additional detail, see the nuclear decommissioning trusts sections for Alabama Power and Georgia Power in this table.

(d)	Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies.

(e)
Includes the investment securities pledged to creditors and collateral received and excludes payables related to the securities lending program. As of September 30, 2018, approximately $37 million of the fair market value of Georgia Power's nuclear decommissioning trust funds' securities were on loan to creditors under the funds' managers' securities lending program.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. The fair value of the funds, including reinvested interest and dividends and excluding the funds' expenses, increased for the three and nine months ended September 30, 2018 and 2017 by the amounts shown in the table below. The increases were recorded as a change to the regulatory assets and liabilities related to AROs for Georgia Power and Alabama Power, respectively.

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	(in millions)
Southern Company	$58	$50	$68	$168
Alabama Power	39	25	49	87
Georgia Power	19	25	19	81
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
For fair value measurements of the investments within the nuclear decommissioning trusts and the non-qualified deferred compensation trusts, external pricing vendors are designated for each asset class with each security specifically assigned a primary pricing source. For investments held within commingled funds, fair value is determined at the end of each business day through the net asset value, which is established by obtaining the underlying securities' individual prices from the primary pricing source. A market price secured from the primary source vendor is then evaluated by management in its valuation of the assets within the trusts. As a general approach, fixed income market pricing vendors gather market data (including indices and market research reports) and integrate relative credit information, observed market movements, and sector news into proprietary pricing models, pricing systems, and mathematical tools. Dealer quotes and other market information, including live trading levels and pricing analysts' judgments, are also obtained when available.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
As of September 30, 2018, the fair value measurements of private equity investments held in the nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient, as well as the nature and risks of those investments, were as follows:

As of September 30, 2018:	Fair Value	Unfunded Commitments
	(in millions)
Southern Company	$37	$47
Alabama Power	$37	$47
Private equity funds include funds-of-funds that invest in high-quality private equity funds across several market sectors, funds that invest in real estate assets, and a fund that acquires companies to create resale value. Private equity funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated. Liquidations are expected to occur at various times over the next 10 years.
As of September 30, 2018, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Carrying Amount	Fair Value
	(in millions)
Long-term debt, including securities due within one year:
Southern Company	$45,524	$45,500
Alabama Power	8,120	8,321
Georgia Power	10,227	10,159
Gulf Power	1,285	1,290
Mississippi Power	1,736	1,702
Southern Power	5,029	5,058
Southern Company Gas	5,908	5,935
The fair values are determined using Level 2 measurements and are based on quoted market prices for the same or similar issues or on the current rates available to Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Southern Power, and Southern Company Gas.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	(in millions)
As reported shares	1,023	1,003	1,016	998
Effect of stock-based compensation	6	7	5	7
Diluted shares	1,029	1,010	1,021	1,005
Stock-based compensation awards that were not included in the diluted earnings per share calculation because they were anti-dilutive were immaterial for the three and nine months ended September 30, 2018 and 2017.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Changes in Stockholders' Equity
The following table presents year-to-date changes in stockholders' equity of Southern Company:

	Number of Common Shares		Common Stockholders' Equity	Preferred and Preference Stock of Subsidiaries		Total Stockholders' Equity
	Issued	Treasury			Noncontrolling Interests(a)
	(in thousands)		(in millions)
Balance at December 31, 2017	1,008,532	(929)	$24,167	$—	$1,361	$25,528
Consolidated net income attributable to Southern Company	—	—	1,948	—	—	1,948
Other comprehensive income	—	—	52	—	—	52
Stock issued	21,342	—	878	—	—	878
Stock-based compensation	—	—	74	—	—	74
Cash dividends on common stock	—	—	(1,805)	—	—	(1,805)
Contributions from noncontrolling interests	—	—	—	—	154	154
Distributions to noncontrolling interests	—	—	—	—	(87)	(87)
Net income attributable to noncontrolling interests	—	—	—	—	71	71
Sale of noncontrolling interests(b)	—	—	(410)	—	1,690	1,280
Other	—	(57)	(27)	—	(1)	(28)
Balance at September 30, 2018	1,029,874	(986)	$24,877	$—	$3,188	$28,065

Balance at December 31, 2016	991,213	(819)	$24,758	$609	$1,245	$26,612
Consolidated net income attributable to Southern Company	—	—	347	—	—	347
Other comprehensive income (loss)	—	—	(2)	—	—	(2)
Stock issued	13,308	—	613	—	—	613
Stock-based compensation	—	—	97	—	—	97
Cash dividends on common stock	—	—	(1,716)	—	—	(1,716)
Preference stock redemption	—	—	—	(150)	—	(150)
Contributions from noncontrolling interests	—	—	—	—	77	77
Distributions to noncontrolling interests	—	—	—	—	(87)	(87)
Net income attributable to noncontrolling interests	—	—	—	—	45	45
Reclassification from redeemable noncontrolling interests	—	—	—	—	114	114
Other	—	(75)	(15)	3	1	(11)
Balance at September 30, 2017	1,004,521	(894)	$24,082	$462	$1,395	$25,939

(a)	Primarily related to Southern Power and excludes redeemable noncontrolling interests. See Note 10 to the financial statements of Southern Power in Item 8 of the Form 10-K for additional information.

(b)	See Note (J) under "Southern Power – Sale of Solar Facility Interests" for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(F)	FINANCING
Bank Credit Arrangements
Bank credit arrangements provide liquidity support to the registrants' commercial paper borrowings and the traditional electric operating companies' revenue bonds. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support as of September 30, 2018 was approximately $1.5 billion (comprised of approximately $854 million at Alabama Power, $550 million at Georgia Power, $82 million at Gulf Power, and $40 million at Mississippi Power). In addition, at September 30, 2018, the traditional electric operating companies had approximately $573 million (comprised of approximately $120 million at Alabama Power, $345 million at Georgia Power, $58 million at Gulf Power, and $50 million at Mississippi Power) of revenue bonds outstanding that were required to be remarketed within the next 12 months. Subsequent to September 30, 2018, Alabama Power purchased and held its approximately $120 million of outstanding pollution control revenue bonds required to be remarketed. See Note 6 to the financial statements of each registrant under "Bank Credit Arrangements" in Item 8 of the Form 10-K and "Financing Activities" herein for additional information.
The following table outlines the committed credit arrangements by company as of September 30, 2018:

	Expires						Executable Term Loans	Expires Within One Year
Company	2018	2019	2020	2022	Total	Unused	One Year	Term Out	No Term Out
	(in millions)
Southern Company(a)	$—	$—	$—	$2,000	$2,000	$1,999	$—	$—	$—
Alabama Power	—	33	500	800	1,333	1,333	—	—	33
Georgia Power	—	—	—	1,750	1,750	1,736	—	—	—
Gulf Power	20	25	235	—	280	280	45	45	—
Mississippi Power	—	100	—	—	100	100	—	—	—
Southern Power Company(b)	—	—	—	750	750	728	—	—	—
Southern Company Gas(c)	—	—	—	1,900	1,900	1,895	—	—	—
Other	—	30	—	—	30	30	—	—	30
Southern Company Consolidated	$20	$188	$735	$7,200	$8,143	$8,101	$45	$45	$63

(a)	Represents the Southern Company parent entity.

(b)	Does not include Southern Power Company's $120 million continuing letter of credit facility for standby letters of credit expiring in 2019, of which $22 million remains unused at September 30, 2018.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
In September 2017, the DOE issued a conditional commitment to Georgia Power for up to approximately $1.67 billion in additional guaranteed loans under the Loan Guarantee Agreement. In September 2018, the DOE extended the conditional commitment to March 31, 2019. Any further extension must be approved by the DOE. Final approval and issuance of these additional loan guarantees by the DOE cannot be assured and are subject to the negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and satisfaction of other conditions.
As of September 30, 2018, Georgia Power had $2.6 billion of borrowings outstanding under the multi-advance term loan facility (FFB Credit Facility) among Georgia Power, the DOE, and the FFB.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Financing Activities
The following table outlines the long-term debt financing activities for Southern Company and its subsidiaries for the first nine months of 2018:

Company	Senior Note Issuances	Senior Note Maturities, Redemptions, and Repurchases	Revenue Bond Maturities, Redemptions, and Repurchases	Other Long-Term Debt Issuances	Other Long-Term Debt Redemptions and Maturities(a)
	(in millions)
Southern Company(b)	$750	$1,000	$—	$—	$—
Alabama Power	500	—	—	—	—
Georgia Power	—	1,000	469	—	107
Mississippi Power	600	—	43	—	900
Southern Power	—	350	—	—	420
Southern Company Gas	—	—	200	100	—
Other	—	—	—	—	10
Elimination(c)	—	—	—	—	(1)
Southern Company Consolidated	$1,850	$2,350	$712	$100	$1,436

(a)	Includes reductions in capital lease obligations resulting from cash payments under capital leases.

(b)	Represents the Southern Company parent entity.

(c)	Represents reductions in affiliate capital lease obligations at Georgia Power, which are eliminated in Southern Company's Consolidated Financial Statements.
Except as otherwise described herein, Southern Company and its subsidiaries used the proceeds of debt issuances for their redemptions and maturities shown in the table above, to repay short-term indebtedness, and for general corporate purposes, including working capital. The subsidiaries also used the proceeds for their construction programs.
Southern Company
In March 2018, Southern Company entered into a $900 million short-term floating rate bank loan bearing interest based on one-month LIBOR, which was repaid in August 2018.
In April 2018, Southern Company borrowed $250 million pursuant to a short-term uncommitted bank credit arrangement, bearing interest at a rate agreed upon by Southern Company and the bank from time to time and payable on no less than 30 days' demand by the bank.
In June 2018, Southern Company repaid at maturity two $100 million short-term floating rate bank term loans.
In August 2018, Southern Company issued $750 million aggregate principal amount of Series 2018A Floating Rate Senior Notes due February 14, 2020 bearing interest based on three-month LIBOR, entered into a $1.5 billion short-term floating rate bank loan bearing interest based on one-month LIBOR, and repaid $250 million borrowed in August 2017 pursuant to a short-term uncommitted bank credit arrangement.
Alabama Power
In June 2018, Alabama Power issued $500 million aggregate principal amount of Series 2018A 4.30% Senior Notes due July 15, 2048.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
During 2018, Georgia Power purchased and held the following pollution control revenue bonds, which may be reoffered to the public at a later date:

•	$104.6 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), First Series 2013

•	$173 million aggregate principal amount of Development Authority of Bartow County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Bowen Project), First Series 2009

•	$55 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Fifth Series 1994

•	$65 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Second Series 2008

•	$71.735 million aggregate principal amount of Development Authority of Bartow County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Bowen Project), First Series 2013
Mississippi Power
In March 2018, Mississippi Power issued $300 million aggregate principal amount of Series 2018A Floating Rate Senior Notes due March 27, 2020 bearing interest based on three-month LIBOR and $300 million aggregate principal amount of Series 2018B 3.95% Senior Notes due March 30, 2028. In March 2018, Mississippi Power also entered into a $300 million short-term floating rate bank loan bearing interest based on one-month LIBOR, of which $200 million was repaid in the second quarter 2018 and $100 million was repaid in the third quarter 2018. Mississippi Power used the proceeds from these financings to repay a $900 million unsecured term loan.
In July 2018, Mississippi Power purchased and held approximately $43 million aggregate principal amount of Mississippi Business Finance Corporation Pollution Control Revenue Refunding Bonds, Series 2002. Mississippi Power may reoffer these bonds to the public at a later date.
Subsequent to September 30, 2018, Mississippi Power completed the redemption of all 8,867 outstanding shares ($886,700 aggregate par value) of its 4.40% Series Preferred Stock, all 8,643 outstanding shares ($864,300 aggregate par value) of its 4.60% Series Preferred Stock, all 16,700 outstanding shares ($1.67 million aggregate par value) of its 4.72% Series Preferred Stock, all 1,200,000 outstanding depositary shares ($30 million aggregate stated value) each representing a 1/4th interest in a share of its 5.25% Series Preferred Stock, all $30 million aggregate principal amount outstanding of its Series G 5.40% Senior Notes due July 1, 2035, and all $125 million aggregate principal amount outstanding of its Series 2009A 5.55% Senior Notes due March 1, 2019.
Southern Power
In May 2018, Southern Power entered into two short-term floating rate bank loans, each for an aggregate principal amount of $100 million, which bear interest based on one-month LIBOR.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

In the second quarter 2018, Southern Power repaid $420 million aggregate principal amount of long-term floating rate bank loans and $350 million aggregate principal amount of Series 2015A 1.50% Senior Notes due June 1, 2018.
During the nine months ended September 30, 2018, Southern Power received approximately $148 million of third-party tax equity related to the Gaskell West 1 and Cactus Flats facilities. See Note (J) under "Southern Power" for additional information.
Southern Company Gas
On January 4, 2018, Southern Company Gas issued a floating rate promissory note to Southern Company in an aggregate principal amount of $100 million bearing interest based on one-month LIBOR. On March 28, 2018, Southern Company Gas repaid this promissory note.
Prior to its sale, in the second quarter 2018, Pivotal Utility Holdings caused $200 million aggregate principal amount of gas facility revenue bonds to be redeemed.
In May 2018, Southern Company Gas Capital borrowed $95 million pursuant to a short-term uncommitted bank credit arrangement, guaranteed by Southern Company Gas, bearing interest at a rate agreed upon by Southern Company Gas Capital and the bank from time to time and payable on no less than 30 days' demand by the bank. The proceeds of the loan were used to repay short-term debt. In July 2018, Southern Company Gas Capital repaid this loan.
In July 2018, Nicor Gas agreed to issue $300 million aggregate principal amount of first mortgage bonds in a private placement, $100 million of which was issued in August 2018 and $200 million of which was issued in November 2018.

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
As indicated in Note (A), the registrants adopted ASU 2017-07 as of January 1, 2018. ASU 2017-07 requires that an employer report the service cost component of net periodic benefit costs in the same line item or items as other compensation costs and requires the other components of net periodic benefit costs to be separately presented in the statements of income outside of income from operations. The presentation requirements of ASU 2017-07 have been applied retrospectively with the service cost component of net periodic benefit costs included in operations and maintenance and all other components of net periodic benefit costs included in other income (expense), net in the statements of income for the three and nine months ended September 30, 2017.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
See Note 2 to the financial statements of each registrant in Item 8 of the Form 10-K for additional information.
Components of the net periodic benefit costs for the three and nine months ended September 30, 2018 and 2017 are presented in the following tables.

Three Months Ended September 30, 2018	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Pension Plans
Service cost	$90	$19	$22	$4	$5	$3	$8
Interest cost	116	26	34	5	5	1	10
Expected return on plan assets	(236)	(51)	(74)	(10)	(11)	(3)	(18)
Amortization:
Prior service costs	1	—	1	—	—	—	(1)
Regulatory asset	—	—	—	—	—	—	4
Net (gain)/loss	53	13	18	2	3	—	3
Net periodic pension cost (income)	$24	$7	$1	$1	$2	$1	$6
Postretirement Benefits
Service cost	$6	$1	$2	$—	$—	$1	$—
Interest cost	19	5	7	1	—	—	2
Expected return on plan assets	(17)	(7)	(6)	—	—	—	(1)
Amortization:
Prior service costs	2	1	—	—	—	—	—
Regulatory asset	—	—	—	—	—	—	2
Net (gain)/loss	3	—	2	—	—	—	—
Net periodic postretirement benefit cost	$13	$—	$5	$1	$—	$1	$3

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Nine Months Ended September 30, 2018	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Pension Plans
Service cost	$269	$58	$65	$12	$13	$7	$24
Interest cost	348	76	104	15	15	4	29
Expected return on plan assets	(707)	(155)	(222)	(30)	(31)	(8)	(53)
Amortization:
Prior service costs	3	1	2	—	—	—	(2)
Regulatory asset	—	—	—	—	—	—	11
Net (gain)/loss	160	40	52	7	8	1	9
Net periodic pension cost (income)	$73	$20	$1	$4	$5	$4	$18
Postretirement Benefits
Service cost	$18	$4	$5	$1	$1	$1	$1
Interest cost	56	13	21	2	2	—	7
Expected return on plan assets	(51)	(20)	(19)	(1)	(1)	—	(5)
Amortization:
Prior service costs	5	3	1	—	—	—	—
Regulatory asset	—	—	—	—	—	—	5
Net (gain)/loss	10	1	6	—	—	—	—
Net periodic postretirement benefit cost	$38	$1	$14	$2	$2	$1	$8

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Three Months Ended September 30, 2017(*)	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Company Gas
	(in millions)
Pension Plans
Service cost	$73	$15	$19	$3	$4	$6
Interest cost	114	25	34	5	5	10
Expected return on plan assets	(224)	(49)	(71)	(10)	(9)	(18)
Amortization:
Prior service costs	3	1	—	—	—	—
Net (gain)/loss	41	10	15	2	1	5
Net periodic pension cost (income)	$7	$2	$(3)	$—	$1	$3
Postretirement Benefits
Service cost	$6	$1	$2	$—	$—	$1
Interest cost	19	4	6	1	1	3
Expected return on plan assets	(16)	(5)	(6)	—	—	(2)
Amortization:
Prior service costs	2	1	—	—	—	(1)
Net (gain)/loss	3	—	3	—	—	1
Net periodic postretirement benefit cost	$14	$1	$5	$1	$1	$2

(*)	Excludes Southern Power since Southern Power did not participate in the qualified pension and postretirement benefit plans until December 2017.

Nine Months Ended September 30, 2017(*)	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Company Gas
	(in millions)
Pension Plans
Service cost	$220	$47	$56	$10	$11	$17
Interest cost	341	73	103	15	15	30
Expected return on plan assets	(673)	(147)	(212)	(29)	(29)	(53)
Amortization:
Prior service costs	9	2	2	—	1	(1)
Net (gain)/loss	122	31	43	5	5	15
Net periodic pension cost (income)	$19	$6	$(8)	$1	$3	$8
Postretirement Benefits
Service cost	$18	$4	$5	$1	$1	$2
Interest cost	59	13	21	2	3	8
Expected return on plan assets	(49)	(19)	(18)	(1)	(1)	(5)
Amortization:
Prior service costs	5	3	1	—	—	(2)
Net (gain)/loss	10	1	6	—	—	3
Net periodic postretirement benefit cost	$43	$2	$15	$2	$3	$6

(*)	Excludes Southern Power since Southern Power did not participate in the qualified pension and postretirement benefit plans until December 2017.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(H)	INCOME TAXES
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
Current and Deferred Income Taxes
Tax Credit Carryforwards
Southern Company had federal ITC and PTC carryforwards (primarily related to Southern Power) totaling $2.4 billion as of September 30, 2018 compared to $2.1 billion as of December 31, 2017.
The federal ITC and PTC carryforwards begin expiring in 2034 and 2032, respectively, but are expected to be fully utilized by 2023. The estimated tax credit utilization reflects the 2018 abandonment loss related to certain Kemper County energy facility expenditures as well as the projected taxable gains on the various sale transactions described in Note (J) and "Legal Entity Reorganizations" herein. The expected utilization of tax credit carryforwards could be further delayed by numerous factors, including the acquisition of additional renewable projects, increased generation at existing wind facilities, the purchase of rights to additional PTCs during construction of Plant Vogtle Units 3 and 4 pursuant to the MEAG Term Sheet, and changes in taxable income projections. See Note (B) under "Nuclear Construction" for additional information on Plant Vogtle Units 3 and 4. The ultimate outcome of these matters cannot be determined at this time.
Valuation Allowances

	Georgia Power	Mississippi Power	Southern Company Gas	Southern Company
	(in millions)
Federal	$6	$—	$11	$19
State (net of federal benefit)	33	124	1	171
Balance at September 30, 2018	$39	$124	$12	$190
Southern Company had valuation allowances, net of related federal benefits, of $190 million at September 30, 2018 compared to $148 million at December 31, 2017. The increase was primarily due to Georgia Power's projected inability to utilize certain state tax credit carryforwards.
Effective Tax Rate
Each registrant's effective tax rate for the nine months ended September 30, 2018 varied significantly as compared to the corresponding period in 2017 due to the 14% lower 2018 federal tax rate resulting from the Tax Reform Legislation.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Southern Company
Southern Company's effective tax rate is typically lower than the statutory rate due to employee stock plans' dividend deduction, non-taxable AFUDC equity, and federal income tax benefits from ITCs and PTCs.
Southern Company's effective tax rate was 22.7% for the nine months ended September 30, 2018 compared to 42.6% for the corresponding period in 2017. The effective tax rate decrease was primarily due to the reduction in the federal corporate income tax rate and the benefit from the flowback of excess deferred income taxes as a result of the Tax Reform Legislation, the net state income tax benefits related to changes in state apportionment rates arising from the reorganization of Southern Power's legal entities as discussed further herein, and the $3.1 billion pre-tax loss on the Kemper IGCC, net of the non-deductible AFUDC equity portion, recorded in 2017, partially offset by the $1.1 billion pre-tax loss related to Plant Vogtle Units 3 and 4 and the income taxes recorded related to the Southern Company Gas Dispositions in 2018. See Note 3 to the financial statements of Southern Company under "Kemper County Energy Facility" in Item 8 of the Form 10-K and Note (B) under "Kemper County Energy Facility" for additional information regarding the Kemper IGCC and Note (B) under "Nuclear Construction" for additional information regarding Plant Vogtle Units 3 and 4. See Note (B) under "Regulatory Matters" for additional information on the flowback of excess deferred income taxes and Note (J) under "Southern Company Gas" for additional information on the Southern Company Gas Dispositions.
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
Alabama Power
Alabama Power's effective tax rate was 23.9% for the nine months ended September 30, 2018 compared to 39.9% for the corresponding period in 2017. The effective tax rate decrease was primarily due to the reduction in the federal corporate income tax rate and the benefit from the flowback of excess deferred income taxes as a result of the Tax Reform Legislation. See Note (B) under "Regulatory Matters – Alabama Power" for additional information.
Georgia Power
Georgia Power's effective tax rate was 25.5% for the nine months ended September 30, 2018 compared to 37.0% for the corresponding period in 2017. The effective tax rate decrease was primarily due to the reduction in the federal corporate income tax rate and the $1.1 billion pre-tax loss related to the estimated probable loss on Plant Vogtle Units 3 and 4 recorded in 2018, partially offset by the valuation allowance on certain state tax credit carryforwards. See Note (B) under "Nuclear Construction" for additional information.
Gulf Power
Gulf Power's effective tax benefit rate was (0.5)% for the nine months ended September 30, 2018 compared to an effective tax rate of 39.4% for the corresponding period in 2017. The effective tax rate decrease was primarily due to the reduction in the federal corporate income tax rate and the benefit from the flowback of excess deferred income taxes as a result of the Tax Reform Legislation. See Note (B) under "Regulatory Matters – Gulf Power" for additional information.
Mississippi Power
Mississippi Power's effective tax rate was 20.8% for the nine months ended September 30, 2018 compared to a benefit rate of (30.3)% for the corresponding period in 2017. The effective tax rate increase was primarily due to the $3.1 billion pre-tax loss on the Kemper IGCC, net of the non-deductible AFUDC equity portion, recorded in 2017, partially offset by the reduction in the federal corporate income tax rate as a result of the Tax Reform Legislation. See Note (B) under "Regulatory Matters – Mississippi Power" for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Southern Power
Southern Power's effective tax benefit rate was (220.3)% for the nine months ended September 30, 2018 compared to (66.5)% for the corresponding period in 2017. The effective tax rate decrease was primarily due to lower earnings before income taxes resulting from a $119 million asset impairment charge as a result of the pending sale of Plant Oleander and Plant Stanton Unit A (together, the Florida Plants) and a $36 million asset impairment charge on wind turbine equipment held for development projects, as well as the reduction in the federal corporate income tax rate and the net state income tax benefits related to certain changes in apportionment rates arising from the reorganization of Southern Power's legal entities as described below. See Note (J) under "Southern Power" for additional information.
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
Southern Company Gas
Southern Company Gas' effective tax rate was 61.8% for the nine months ended September 30, 2018 compared to 43.4% for the corresponding period in 2017. This increase was primarily related to income taxes recorded related to the Southern Company Gas Dispositions, partially offset by the reduction in the federal corporate income tax rate and the benefit from the flowback of excess deferred income taxes as a result of the Tax Reform Legislation, as well as the 2017 increases in deferred tax expense related to the enactment of the State of Illinois income tax legislation and new income tax apportionment factors in several states. See Note (B) under "Regulatory Matters – Southern Company Gas" and Note (J) under "Southern Company Gas" for additional information.
Legal Entity Reorganizations
In April 2018, Southern Power completed the final stage of a legal entity reorganization of various direct and indirect subsidiaries that own and operate substantially all of its solar facilities, including certain subsidiaries owned in partnership with various third parties. The reorganization resulted in net state tax benefits related to certain changes in apportionment rates totaling approximately $54 million, which were recorded in the first half of 2018.
In September 2018, Southern Power also completed a legal reorganization of eight operating wind facilities under a new holding company, SP Wind, which resulted in net state tax benefits totaling approximately $11 million related to certain changes in apportionment rates.
Unrecognized Tax Benefits
See Note 5 to the financial statements of each registrant under "Unrecognized Tax Benefits" in Item 8 of the Form 10-K for additional information.
The registrants had no unrecognized tax benefits as of September 30, 2018. It is reasonably possible that the amount of the unrecognized tax benefits could change within 12 months. The settlement of federal and state audits could impact the balances significantly. At this time, an estimate of the range of reasonably possible outcomes cannot be determined.
The IRS has finalized its audits of Southern Company's consolidated income tax returns through 2016, as well as the pre-Merger Southern Company Gas tax returns. Southern Company is a participant in the Compliance Assurance Process of the IRS. The audits for Southern Company's state income tax returns have either been concluded, or the statute of limitations has expired, for years prior to 2012.

(I)	DERIVATIVES
Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas are exposed to market risks, including commodity price risk, interest rate risk, weather risk, and occasionally foreign

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
At September 30, 2018, the net volume of energy-related derivative contracts for natural gas positions for the Southern Company system, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	595	2022	2029
Alabama Power	82	2022	—
Georgia Power	165	2022	—
Gulf Power	9	2020	—
Mississippi Power	69	2022	—
Southern Power	15	2020	—
Southern Company Gas(*)	255	2021	2029

(*)
Southern Company's and Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of long natural gas positions of 4.3 billion mmBtu and short natural gas positions of 4 billion mmBtu as of September 30, 2018, which is also included in Southern Company's total volume.

In addition to the volumes discussed above, the traditional electric operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 13 million mmBtu for Southern Company, 2 million mmBtu for Alabama Power, 4 million mmBtu for Georgia Power, 1 million mmBtu for Gulf Power, 2 million mmBtu for Mississippi Power, and 4 million mmBtu for Southern Power.
For cash flow hedges of energy-related derivatives, the amounts expected to be reclassified from accumulated OCI to earnings for the next 12-month period ending September 30, 2019 are immaterial for all registrants.
Interest Rate Derivatives
Southern Company and certain subsidiaries may also enter into interest rate derivatives to hedge exposure to changes in interest rates. The derivatives employed as hedging instruments are structured to minimize

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
At September 30, 2018, the following interest rate derivatives were outstanding:

	Notional Amount	Interest Rate Received	Weighted Average Interest Rate Paid	Hedge Maturity Date	Fair Value Gain (Loss) at September 30, 2018
	(in millions)				(in millions)
Fair Value Hedges of Existing Debt
Southern Company(*)	$300	2.75%	3-month LIBOR + 0.92%	June 2020	$(6)
Southern Company(*)	1,500	2.35%	1-month LIBOR + 0.87%	July 2021	(60)
Georgia Power	500	1.95%	3-month LIBOR + 0.76%	December 2018	(3)
Georgia Power	200	4.25%	3-month LIBOR + 2.46%	December 2019	(3)
Southern Company Consolidated	$2,500				$(72)

(*)	Represents the Southern Company parent entity.
The estimated pre-tax gains (losses) related to interest rate derivatives expected to be reclassified from accumulated OCI to interest expense for the next 12-month period ending September 30, 2019 are $(19) million for Southern Company and immaterial for all other registrants. Southern Company and certain subsidiaries have deferred gains and losses expected to be amortized into earnings through 2046.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

At September 30, 2018, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) at September 30, 2018
	(in millions)		(in millions)			(in millions)
Cash Flow Hedges of Existing Debt
Southern Power	$677	2.95%	€600	1.00%	June 2022	$48
Southern Power	564	3.78%	500	1.85%	June 2026	51
Total	$1,241		€1,100			$99
The estimated pre-tax gains (losses) related to foreign currency derivatives that will be reclassified from accumulated OCI to earnings for the next 12-month period ending September 30, 2019 are $(23) million for Southern Company and Southern Power.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

	As of September 30, 2018		As of December 31, 2017
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$15	$17	$10	$43
Other deferred charges and assets/Other deferred credits and liabilities	5	26	7	24
Assets held for sale, current/Liabilities held for sale, current	—	6	—	—
Assets held for sale/Liabilities held for sale	—	2	—	—
Total derivatives designated as hedging instruments for regulatory purposes	$20	$51	$17	$67
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$3	$6	$3	$14
Other deferred charges and assets/Other deferred credits and liabilities	1	1	—	—
Interest rate derivatives:
Other current assets/Other current liabilities	—	22	1	4
Other deferred charges and assets/Other deferred credits and liabilities	—	50	—	34
Foreign currency derivatives:
Other current assets/Other current liabilities	—	23	—	23
Other deferred charges and assets/Other deferred credits and liabilities	122	—	129	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$126	$102	$133	$75
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets/Other current liabilities	$263	$317	$380	$437
Other deferred charges and assets/Other deferred credits and liabilities	134	198	170	215
Total derivatives not designated as hedging instruments	$397	$515	$550	$652
Gross amounts recognized	$543	$668	$700	$794
Gross amounts offset(a)	$(303)	$(491)	$(405)	$(598)
Net amounts recognized in the Balance Sheets(b)	$240	$177	$295	$196

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	As of September 30, 2018		As of December 31, 2017
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Alabama Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$5	$4	$2	$6
Other deferred charges and assets/Other deferred credits and liabilities	2	6	2	4
Total derivatives designated as hedging instruments for regulatory purposes	$7	$10	$4	$10
Gross amounts recognized	$7	$10	$4	$10
Gross amounts offset	$(4)	$(4)	$(4)	$(4)
Net amounts recognized in the Balance Sheets	$3	$6	$—	$6

Georgia Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$5	$9	$2	$9
Other deferred charges and assets/Other deferred credits and liabilities	2	13	4	10
Total derivatives designated as hedging instruments for regulatory purposes	$7	$22	$6	$19
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current assets/Other current liabilities	$—	$5	$—	$4
Other deferred charges and assets/Other deferred credits and liabilities	—	1	—	1
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$—	$6	$—	$5
Gross amounts recognized	$7	$28	$6	$24
Gross amounts offset	$(7)	$(7)	$(6)	$(6)
Net amounts recognized in the Balance Sheets	$—	$21	$—	$18

Gulf Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$—	$6	$—	$14
Other deferred charges and assets/Other deferred credits and liabilities	—	2	—	7
Total derivatives designated as hedging instruments for regulatory purposes	$—	$8	$—	$21
Gross amounts recognized	$—	$8	$—	$21
Net amounts recognized in the Balance Sheets	$—	$8	$—	$21

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	As of September 30, 2018		As of December 31, 2017
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Mississippi Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$2	$3	$1	$6
Other deferred charges and assets/Other deferred credits and liabilities	1	6	1	3
Total derivatives designated as hedging instruments for regulatory purposes	$3	$9	$2	$9
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current assets/Other current liabilities	$—	$—	$1	$—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$—	$—	$1	$—
Gross amounts recognized	$3	$9	$3	$9
Gross amounts offset	$(3)	$(3)	$(2)	$(2)
Net amounts recognized in the Balance Sheets	$—	$6	$1	$7

Southern Power
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$2	$6	$3	$11
Other deferred charges and assets/Other deferred credits and liabilities	1	1	—	—
Foreign currency derivatives:
Other current assets/Other current liabilities	—	23	—	23
Other deferred charges and assets/Other deferred credits and liabilities	122	—	129	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$125	$30	$132	$34
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets/Other current liabilities	$—	$—	$—	$2
Gross amounts recognized	$125	$30	$132	$36
Gross amounts offset	$(2)	$(2)	$(3)	$(3)
Net amounts recognized in the Balance Sheets	$123	$28	$129	$33

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	As of September 30, 2018		As of December 31, 2017
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company Gas
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$3	$1	$5	$8
Other deferred charges and assets/Other deferred credits and liabilities	—	1	—	—
Total derivatives designated as hedging instruments for regulatory purposes	$3	$2	$5	$8
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$1	$—	$—	$3
Derivatives not designated as hedging instruments
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$262	$316	$379	$434
Other deferred charges and assets/Other deferred credits and liabilities	134	198	170	215
Total derivatives not designated as hedging instruments	$396	$514	$549	$649
Gross amounts of recognized	$400	$516	$554	$660
Gross amounts offset(a)	$(287)	$(475)	$(390)	$(583)
Net amounts recognized in the Balance Sheets(b)	$113	$41	$164	$77

(a)	Gross amounts offset include cash collateral held on deposit in broker margin accounts of $189 million and $193 million as of September 30, 2018 and December 31, 2017, respectively.

(b)
Net amounts of derivative instruments outstanding exclude premium and intrinsic value associated with weather derivatives of $5 million and $11 million as of September 30, 2018 and December 31, 2017, respectively.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

At September 30, 2018 and December 31, 2017, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet at September 30, 2018
Derivative Category and Balance Sheet Location	Southern Company(*)	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Company Gas(*)
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(9)	$(2)	$(4)	$(6)	$(2)	$(1)
Other regulatory assets, deferred	(20)	(4)	(11)	(2)	(5)	—
Assets held for sale, current	(6)	—	—	—	—	—
Assets held for sale	(2)	—	—	—	—	—
Other regulatory liabilities, current	8	3	—	—	—	5
Total energy-related derivative gains (losses)	$(29)	$(3)	$(15)	$(8)	$(7)	$4

(*)	Fair value gains and losses recorded in regulatory assets and liabilities include cash collateral held on deposit in broker margin accounts of $3 million at September 30, 2018.

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet at December 31, 2017
Derivative Category and Balance Sheet Location	Southern Company(*)	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Company Gas(*)
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(34)	$(4)	$(7)	$(14)	$(5)	$(4)
Other regulatory assets, deferred	(18)	(3)	(6)	(7)	(2)	—
Other regulatory liabilities, current	7	—	—	—	—	7
Other regulatory liabilities, deferred	1	1	—	—	—	—
Total energy-related derivative gains (losses)	$(44)	$(6)	$(13)	$(21)	$(7)	$3

(*)	Fair value gains and losses recorded in regulatory assets and liabilities include cash collateral held on deposit in broker margin accounts of $6 million at December 31, 2017.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

For the three and nine months ended September 30, 2018 and 2017, the pre-tax effects of cash flow hedge accounting on accumulated OCI were as follows:

Gain (Loss) Recognized in OCI on Derivative	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Southern Company
Energy-related derivatives	$(5)	$(6)	$7	$(26)
Interest rate derivatives	—	(1)	(2)	(2)
Foreign currency derivatives	(10)	46	(31)	114
Total	$(15)	$39	$(26)	$86
Southern Power
Energy-related derivatives	$(5)	$(6)	$5	$(21)
Foreign currency derivatives	(10)	46	(31)	114
Total	$(15)	$40	$(26)	$93
Southern Company Gas
Energy-related derivatives	$—	$—	$2	$(4)
For the three and nine months ended September 30, 2018 and 2017, the pre-tax effects of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments on accumulated OCI were immaterial for the other registrants.
For the three and nine months ended September 30, 2017, there was no material ineffectiveness recorded in earnings for any registrant. Upon the adoption of ASU 2017-12, beginning in 2018, ineffectiveness was no longer separately measured and recorded in earnings. See Note (A) for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

For the three and nine months ended September 30, 2018 and 2017, the pre-tax effects of cash flow and fair value hedge accounting on income were as follows:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2018	2017	2018	2017
	(in millions)		(in millions)
Southern Company
Cost of natural gas	$104	$134	$1,053	$1,085
Gain (loss) on cash flow hedges(a)
Energy-related derivatives	—	—	(2)	—
Depreciation and amortization	787	767	2,338	2,236
Gain (loss) on cash flow hedges(a)
Energy-related derivatives	—	(6)	2	(12)
Interest expense, net of amounts capitalized	(458)	(407)	(1,386)	(1,248)
Gain (loss) on cash flow hedges(a)
Interest rate derivatives	(5)	(5)	(16)	(15)
Foreign currency derivatives	(6)	(5)	(18)	(17)
Gain (loss) on fair value hedges(b)
Interest rate derivatives	(4)	(5)	(35)	(6)
Other income (expense), net	57	65	195	165
Gain (loss) on cash flow hedges(a)(c)
Foreign currency derivatives	(9)	43	(46)	139
Alabama Power
Interest expense, net of amounts capitalized	$(82)	$(76)	$(240)	$(229)
Gain (loss) on cash flow hedges(a)
Interest rate derivatives	(1)	(2)	(4)	(5)
Georgia Power
Interest expense, net of amounts capitalized	$(95)	$(105)	$(303)	$(310)
Gain (loss) on cash flow hedges(a)
Interest rate derivatives	(1)	(1)	(4)	(3)
Gain (loss) on fair value hedges(b)
Interest rate derivatives	—	—	(1)	(1)
Mississippi Power
Interest expense, net of amounts capitalized	$(19)	$13	$(59)	$(23)
Gain (loss) on cash flow hedges(a)
Interest rate derivatives	—	—	(1)	(1)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2018	2017	2018	2017
	(in millions)		(in millions)
Southern Power
Depreciation and amortization	$130	$131	$370	$379
Gain (loss) on cash flow hedges(a)
Energy-related derivatives	—	(6)	2	(12)
Interest expense, net of amounts capitalized	(45)	(47)	(138)	(144)
Gain (loss) on cash flow hedges(a)
Foreign currency derivatives	(6)	(5)	(18)	(17)
Other income (expense), net	17	3	22	3
Gain (loss) on cash flow hedges(a)(c)
Foreign currency derivatives	(9)	43	(46)	139

Southern Company Gas
Cost of natural gas	$104	$134	$1,053	$1,085
Gain (loss) on cash flow hedges(a)
Energy-related derivatives	—	—	(2)	—

(a)	Amounts reflect gains or losses on cash flow hedges that were reclassified from accumulated OCI into income.

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

For the three and nine months ended September 30, 2018 and 2017, the pre-tax effects of cash flow hedge accounting on income for interest rate derivatives were immaterial for Gulf Power and Southern Company Gas.
As of September 30, 2018 and December 31, 2017, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	As of September 30, 2018	As of December 31, 2017	As of September 30, 2018	As of December 31, 2017
	(in millions)		(in millions)
Southern Company
Securities due within one year	$(499)	$(746)	$1	$3
Long-term debt	(2,526)	(2,553)	65	35

Georgia Power
Securities due within one year	$(499)	$(746)	$1	$3
Long-term debt	(497)	(498)	2	1

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

For the three and nine months ended September 30, 2018 and 2017, the pre-tax effects of energy-related derivatives not designated as hedging instruments on the statements of income of Southern Company and Southern Company Gas were as follows:

		Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Non-Designated Hedging Relationships	Statements of Income Location	2018	2017	2018	2017
		(in millions)		(in millions)
Energy-related derivatives:	Natural gas revenues(*)	$(36)	$(17)	$(79)	$48
	Cost of natural gas	2	2	5	(2)
Total derivatives in non-designated hedging relationships		$(34)	$(15)	$(74)	$46

(*)
Excludes gains (losses) recorded in natural gas revenues associated with weather derivatives of $15 million for the nine months ended September 30, 2017 and immaterial amounts for all other periods presented.

For the three and nine months ended September 30, 2018 and 2017, the pre-tax effects of energy-related derivatives and interest rate derivatives not designated as hedging instruments were immaterial for the traditional electric operating companies and Southern Power.
Contingent Features
Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At September 30, 2018, the registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
For the registrants with interest rate derivatives at September 30, 2018, the fair value of interest rate derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, was immaterial. At September 30, 2018, the fair value of energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial for all registrants. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade.
Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivatives executed with the same counterparty.
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Alabama Power and Southern Power may be required to post collateral. At September 30, 2018, cash collateral posted in these accounts was immaterial. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts. At September 30, 2018, cash collateral held on deposit in broker margin accounts was $189 million.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
Southern Company's Sale of Gulf Power
On May 20, 2018, Southern Company entered into a stock purchase agreement (Gulf Power SPA) with NextEra Energy and its wholly-owned subsidiary 700 Universe, LLC, which provides for the sale of all of the capital stock of Gulf Power for an aggregate cash purchase price of $5.75 billion (less the amount of indebtedness assumed at closing, which is currently estimated at approximately $1.3 billion), subject to (i) customary adjustments for indebtedness and working capital and (ii) reduction by the amount (if any) by which Gulf Power fails to meet a specified capital expenditure target.
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
The completion of the sale is subject to the satisfaction or waiver of certain closing conditions, including, among others, (i) approval by the FERC and the Federal Communications Commission, (ii) the entry into certain ancillary agreements, including transmission-related agreements and a transition services agreement, among the parties and their affiliates, and (iii) other customary closing conditions.
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
The sale of Gulf Power is expected to occur in the first quarter 2019. The assets and liabilities of Gulf Power are classified as assets held for sale and liabilities held for sale on Southern Company's balance sheet as of September 30, 2018. See "Assets Held for Sale" below for additional information. The ultimate outcome of this matter cannot be determined at this time.
Southern Power
See Note 11 to the financial statements of Southern Power and Note 12 to the financial statements of Southern Company under "Southern Power" in Item 8 of the Form 10-K for additional information.
Acquisitions During the Nine Months Ended September 30, 2018
During the nine months ended September 30, 2018, one of Southern Power's wholly-owned subsidiaries acquired and completed construction of the Gaskell West 1 solar facility. Acquisition-related costs were expensed as incurred and were not material.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The Gaskell West 1 facility did not have operating revenues or activities prior to completion of construction and the assets being placed in service during March 2018.
Construction Projects in Progress and/or Completed
During the nine months ended September 30, 2018, Southern Power started, continued, or completed construction of the projects set forth in the table below. Total aggregate construction costs, excluding the acquisition costs, are expected to be between $575 million and $640 million for the Mankato, Wild Horse Mountain, and Reading facilities. At September 30, 2018, construction costs included in CWIP related to these projects totaled $246 million. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Expected COD	PPA Contract Period
Cactus Flats(a)	Wind	148	Concho County, TX	July 2018	12-15 years
Mankato	Natural Gas	385	Mankato, MN	First half 2019	20 years
Wild Horse Mountain(b)	Wind	100	Pushmataha County, OK	Fourth quarter 2019	20 years
Reading(c)	Wind	200	Osage and Lyon Counties, KS	Second quarter 2020	12 years

(a)
In July 2017, Southern Power purchased 100% of the Cactus Flats facility and commenced construction. In July 2018, the facility was placed in service and, in August 2018, Southern Power closed on a tax equity partnership agreement and owns 100% of the class B membership interests.

(b)
In May 2018, Southern Power purchased 100% of the Wild Horse Mountain facility and commenced construction. Southern Power may enter into a tax equity partnership agreement, in which case it would then own 100% of the class B membership interests.

(c)
In August 2018, Southern Power purchased 100% of the membership interests from the joint development arrangement with Renewable Energy Systems Americas, Inc. and commenced construction. Southern Power may enter into a tax equity partnership agreement, in which case it would then own 100% of the class B membership interests.

Development Projects
During 2017, as part of its renewable development strategy, Southern Power purchased wind turbine equipment from Siemens Gamesa Renewable Energy Inc. and Vestas-American Wind Technology, Inc. to be used for various development and construction projects. Any wind projects using this equipment and reaching commercial operation by the end of 2021 are expected to qualify for 80% PTCs.
During 2016, Southern Power entered into a joint development agreement with Renewable Energy Systems Americas, Inc. to develop and construct wind projects. In addition, in 2016, Southern Power purchased wind turbine equipment from Siemens Wind Power, Inc. and Vestas-American Wind Technology, Inc. to be used for construction of the facilities. Any wind projects using this equipment and reaching commercial operation by the end of 2020 are expected to qualify for 100% PTCs.
In response to the previously disclosed decrease of planned expenditures for plant acquisitions and placeholder growth, Southern Power continues to refine the deployment of the wind turbine equipment to potential joint development and construction projects as well as the amount of MW capacity to be constructed. During the third quarter 2018, as a result of a review of various options for probable dispositions of wind turbine equipment not already deployed to development or construction projects, Southern Power recorded a $36 million asset impairment charge on the equipment.
The ultimate outcome of these matters cannot be determined at this time.
Sale of Solar Facility Interests
In May 2018, Southern Power sold a 33% equity interest in SPSH, a limited partnership indirectly owning substantially all of Southern Power's solar facilities, to Global Atlantic Financial Group Limited (Global Atlantic) for approximately $1.2 billion, subject to customary working capital adjustments. The proceeds were used to repay

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

$770 million of existing indebtedness, to return capital of $250 million to Southern Company, and for other general corporate purposes, including working capital. Since Southern Power retains control of the limited partnership through its wholly-owned general partner, the sale was recorded as an equity transaction and Southern Power will continue to consolidate the results of SPSH. On the date of the transaction, the noncontrolling interest was increased by $511 million to reflect 33% of the carrying value of the partnership. This difference, partially offset by the tax impact and other related transaction charges, also resulted in a $410 million decrease to Southern Power's common stockholder's equity.
Sale of Florida Plants
In May 2018, Southern Power entered into an equity interest purchase agreement with NextEra Energy to sell all of its equity interests in the Florida Plants, for an aggregate purchase price of $195 million, subject to customary working capital and timing adjustments.
The sale is subject to certain closing and timing conditions and approvals, including, but not limited to, approval by the FERC. The ultimate purchase price will decrease $110,000 per day for each day after December 31, 2018 through the closing of the transaction. Conversely, the ultimate purchase price will increase $110,000 per day for each day the closing occurs prior to December 31, 2018. The sale is expected to occur in the first quarter 2019. As a result of this pending transaction, Southern Power recorded an asset impairment charge of approximately $119 million ($89 million after tax) in the second quarter 2018. The assets and liabilities of the Florida Plants are classified as assets held for sale and liabilities held for sale on Southern Company's and Southern Power's balance sheets as of September 30, 2018. See "Assets Held for Sale" below for additional information. The ultimate outcome of this matter cannot be determined at this time.
Sale of Wind Facility Interests
On October 31, 2018, Southern Power entered into agreements with three financial investors for the sale of a noncontrolling interest for approximately $1.2 billion in tax equity in SP Wind, which owns a portfolio of eight operating wind facilities. The transaction is subject to Public Utility Commission of Texas approval and is expected to close by the end of 2018. Southern Power intends to use the proceeds to return capital of approximately $1.0 billion to Southern Company. The ultimate outcome of this matter cannot be determined at this time.
Sale of Mankato Plant
On November 5, 2018, Southern Power entered into an agreement with Northern States Power to sell all of its equity interests in Plant Mankato (including the 385-MW expansion currently under construction) for an aggregate purchase price of $650 million, subject to customary working capital and timing adjustments. The ultimate purchase price will decrease $66,667 per day for each day after June 1, 2019, if the expansion has not achieved commercial operation, but such decrease will not exceed $15 million. This transaction is subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and FERC and state commission approvals and is expected to close mid-2019. The ultimate outcome of this matter cannot be determined at this time.
Assets Subject to Lien
Under the terms of the PPA and the expansion PPA for the Mankato project, approximately $500 million of assets, primarily related to property, plant, and equipment, are subject to lien at September 30, 2018.
Southern Company Gas
Sale of Pivotal Home Solutions
On June 4, 2018, Southern Company Gas completed the stock sale of Pivotal Home Solutions to American Water Enterprises LLC for a total cash purchase price of $365 million, which includes the final working capital adjustment. This disposition resulted in an estimated net loss of $73 million, which includes $39 million of income tax expense, the calculation of which is expected to be finalized in the fourth quarter 2018. In contemplation of the transaction, a goodwill impairment charge of $42 million was recorded during the first quarter 2018. The after-tax

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

loss included income tax expense on goodwill not deductible for tax purposes and for which a deferred tax liability had not been recorded previously. Southern Company Gas and American Water Enterprises LLC entered into a transition services agreement whereby Southern Company Gas provided certain administrative and operational services through November 4, 2018.
Sale of Elizabethtown Gas and Elkton Gas
On July 1, 2018, a Southern Company Gas subsidiary, Pivotal Utility Holdings, completed the sales of the assets of two of its natural gas distribution utilities, Elizabethtown Gas and Elkton Gas, to South Jersey Industries, Inc. for a total cash purchase price of $1.7 billion and an additional $40 million for working capital, subject to a final working capital adjustment expected in the fourth quarter 2018. This disposition resulted in an estimated pre-tax gain of approximately $230 million and an after-tax gain of approximately $18 million, the calculations of which are expected to be finalized in the fourth quarter 2018. The after-tax gain included income tax expense on goodwill not deductible for tax purposes and for which a deferred tax liability had not been recorded previously. Southern Company Gas and South Jersey Industries, Inc. entered into transition services agreements whereby Southern Company Gas will provide certain administrative and operational services through no later than January 31, 2020.
Sale of Florida City Gas
On July 29, 2018, Southern Company Gas and its wholly-owned direct subsidiary, NUI Corporation, completed the stock sale of Pivotal Utility Holdings, which primarily consisted of Florida City Gas, to NextEra Energy for a total cash purchase price of $530 million (less $3 million of indebtedness assumed at closing for customer deposits) and an additional $60 million for cash and other working capital, which includes the final working capital adjustment. This disposition resulted in an estimated pre-tax gain of approximately $121 million and an after-tax gain of approximately $20 million, the calculations of which are expected to be finalized in the fourth quarter 2018. The after-tax gain included income tax expense on goodwill not deductible for tax purposes and for which a deferred tax liability had not been recorded previously. Southern Company Gas and NextEra Energy entered into a transition services agreement whereby Southern Company Gas will provide certain administrative and operational services through no later than July 29, 2020.
Assets Held for Sale
As discussed above, Southern Company and Southern Power each have assets and liabilities held for sale on their balance sheets at September 30, 2018. Assets and liabilities held for sale have been classified separately on each company's balance sheet at the lower of carrying value or fair value less costs to sell at the time the criteria for held-for-sale classification were met. For assets and liabilities held for sale recorded at fair value on a nonrecurring basis, the fair value of assets held for sale is based primarily on unobservable inputs (Level 3), which includes the agreed upon sales prices in executed sales agreements.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The following table provides Southern Company's and Southern Power's major classes of assets and liabilities classified as held for sale at September 30, 2018:

	Southern Company	Southern Power
	(in millions)
Assets Held for Sale:
Current assets	$407	$18
Total property, plant, and equipment	4,093	168
Other non-current assets	574	17
Total Assets Held for Sale	$5,074	$203

Liabilities Held for Sale:
Current liabilities	$355	$4
Long-term debt	1,285	—
Accumulated deferred income taxes	542	—
Other non-current liabilities	1,008	—
Total Liabilities Held for Sale	$3,190	$4
Southern Company, Southern Power, and Southern Company Gas each concluded that the sale of their assets, both individually and combined, did not represent a strategic shift in operations that has, or is expected to have, a major effect on its operations and financial results; therefore, none of the assets related to the sales have been classified as discontinued operations for any of the periods presented.
Gulf Power and the Florida Plants represent individually significant components of Southern Company and Southern Power, respectively; therefore, pre-tax profit for these components for the three and nine months ended September 30, 2018 and 2017 is presented below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Earnings before income taxes:
Gulf Power	$59	$103	$146	$199
Southern Power's Florida Plants	$18	$11	$40	$28

(K)	VARIABLE INTEREST ENTITY AND EQUITY METHOD INVESTMENTS
Southern Power
In May 2018, Southern Power sold a 33% limited partnership interest in SPSH to Global Atlantic. See Note (J) under "Southern Power" for additional information. A wholly-owned subsidiary of Southern Power is the general partner and holds a 1% ownership interest in SPSH and another wholly-owned subsidiary of Southern Power owns the remaining 66% ownership in SPSH. SPSH is a variable interest entity (VIE) because the arrangement is structured as a limited partnership and the 33% limited partner does not have substantive kick-out rights against the general partner. Southern Power previously consolidated SPSH and will continue to do so as the primary beneficiary of the VIE because it controls the most significant activities of the partnership, including operating and maintaining its assets.
At September 30, 2018, SPSH had total assets of $6.4 billion, total liabilities of $111 million, and noncontrolling interests related to other partners' interests of $1.2 billion. Cash distributions from SPSH are allocated 67% to

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Southern Power and 33% to Global Atlantic in accordance with their membership interests and the limited partnership agreement.
Transfers and sales of the assets in the VIE are subject to limited partner consent and the liabilities do not have recourse to the general credit of Southern Power. Liabilities consist of customary working capital items and do not include any long-term debt.
Southern Company Gas
See Note 4 to the financial statements of Southern Company Gas in Item 8 of the Form 10-K for additional information on Southern Company Gas' equity method investments.
Equity Method Investments
The carrying amounts of Southern Company Gas' equity method investments as of September 30, 2018 and December 31, 2017 and related income from those investments for the three and nine-month periods ended September 30, 2018 and September 30, 2017 were as follows:

Investment Balance	September 30, 2018	December 31, 2017
	(in millions)
SNG	$1,260	$1,262
Atlantic Coast Pipeline	73	41
PennEast Pipeline	70	57
Other	126	117
Total	$1,529	$1,477

Earnings from Equity Method Investments	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	(in millions)
SNG	$29	$28	$95	$86
PennEast Pipeline	2	1	4	5
Atlantic Coast Pipeline	1	1	4	4
Other	2	2	5	5
Total	$34	$32	$108	$100
Southern Natural Gas
Selected financial information of SNG for the three and nine months ended September 30, 2018 and September 30, 2017 is as follows:

Income Statement Information	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	(in millions)
Revenues	$145	$146	$451	$445
Operating income	$71	$71	$230	$218
Net income	$58	$57	$190	$172

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(L) SEGMENT AND RELATED INFORMATION
Southern Company
The primary businesses of the Southern Company system are electricity sales by the traditional electric operating companies and Southern Power and the distribution of natural gas by Southern Company Gas. The four traditional electric operating companies – Alabama Power, Georgia Power, Gulf Power, and Mississippi Power – are vertically integrated utilities providing electric service in four Southeastern states. Southern Power develops, constructs, acquires, owns, and manages power generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. Southern Company Gas distributes natural gas through its natural gas distribution utilities and is involved in several other complementary businesses including gas marketing services, wholesale gas services, and gas midstream operations. In July 2018, Southern Company Gas completed sales of three of its natural gas distribution utilities. See Note (J) under "Southern Company Gas" for additional information.
Southern Company's reportable business segments are the sale of electricity by the four traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Revenues from sales by Southern Power to the traditional electric operating companies were $134 million and $326 million for the three and nine months ended September 30, 2018, respectively, and $105 million and $295 million for the three and nine months ended September 30, 2017, respectively. Revenues from sales of natural gas from Southern Company Gas to the traditional electric operating companies were $14 million and $22 million for the three and nine months ended September 30, 2018, respectively, and $9 million and $19 million for the three and nine months ended September 30, 2017, respectively. Revenues from sales of natural gas from Southern Company Gas to Southern Power were $38 million and $96 million for the three and nine months ended September 30, 2018, respectively, and $38 million and $94 million for the three and nine months ended September 30, 2017, respectively. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing energy technologies and services to electric utilities and large industrial, commercial, institutional, and municipal customers; as well as investments in telecommunications and leveraged lease projects. All other inter-segment revenues are not material.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Financial data for business segments and products and services for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2018:
Operating revenues	$5,014	$635	$(140)	$5,509	$492	$202	$(44)	$6,159
Segment net income (loss)(a)(b)(c)(d)	1,148	92	—	1,240	46	(119)	(3)	1,164
Nine Months Ended September 30, 2018:
Operating revenues	$13,117	$1,699	$(360)	$14,456	$2,861	$984	$(143)	$18,158
Segment net income (loss)(a)(b)(c)(d)	1,711	235	—	1,946	294	(292)	—	1,948
At September 30, 2018:
Goodwill	$—	$2	$—	$2	$5,015	$298	$—	$5,315
Total assets	75,069	15,355	(322)	90,102	20,398	3,086	(1,869)	111,717
Three Months Ended September 30, 2017:
Operating revenues	$5,017	$618	$(112)	$5,523	$565	$153	$(40)	$6,201
Segment net income (loss)(a)(b)	1,008	124	—	1,132	15	(80)	2	1,069
Nine Months Ended September 30, 2017:
Operating revenues	$12,960	$1,597	$(318)	$14,239	$2,841	$442	$(119)	$17,403
Segment net income (loss)(a)(b)(e)	—	276	—	276	303	(232)	—	347
At December 31, 2017:
Goodwill	$—	$2	$—	$2	$5,967	$299	$—	$6,268
Total assets	72,204	15,206	(325)	87,085	22,987	2,552	(1,619)	111,005

(a)	Attributable to Southern Company.

(b)
Segment net income (loss) for the traditional electric operating companies includes pre-tax charges for estimated losses on plants under construction of $1 million ($1 million after tax) and $34 million ($21 million after tax) for the three months ended September 30, 2018 and 2017, respectively, and $1.1 billion ($0.8 billion after tax) and $3.2 billion ($2.2 billion after tax) for the nine months ended September 30, 2018 and 2017, respectively. See Note 3 to the financial statements of Southern Company under "Kemper County Energy Facility" in Item 8 of the Form 10-K and Note (B) under "Nuclear Construction" and "Kemper County Energy Facility" for additional information.

(c)
Segment net income (loss) for Southern Power includes pre-tax impairment charges of $36 million ($27 million after tax) and $155 million ($116 million after tax) for the three and nine months ended September 30, 2018, respectively. See Note (J) under "Southern Power – Development Projects" and " – Sale of Florida Plants" for additional information.

(d)
Segment net income (loss) for Southern Company Gas includes a net gain on dispositions of $353 million ($40 million gain after tax) and $317 million ($35 million loss after tax) for the three and nine months ended September 30, 2018, respectively, related to the Southern Company Gas Dispositions and a goodwill impairment charge of $42 million for the nine months ended September 30, 2018 related to the sale of Pivotal Home Solutions. See Note (J) under "Southern Company Gas" for additional information.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Products and Services

	Electric Utilities' Revenues
Period	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended September 30, 2018	$4,605	$693	$211	$5,509
Three Months Ended September 30, 2017	4,615	718	190	5,523

Nine Months Ended September 30, 2018	$11,913	$1,923	$620	$14,456
Nine Months Ended September 30, 2017	11,786	1,867	586	14,239

	Southern Company Gas' Revenues
Period	Gas Distribution Operations	Gas Marketing Services	Other	Total
	(in millions)
Three Months Ended September 30, 2018	$438	$44	$10	$492
Three Months Ended September 30, 2017	430	143	(8)	565
Nine Months Ended September 30, 2018	$2,276	$403	$182	$2,861
Nine Months Ended September 30, 2017	2,119	597	125	2,841
Southern Company Gas
Southern Company Gas manages its business through four reportable segments – gas distribution operations, gas marketing services, wholesale gas services, and gas midstream operations. The non-reportable segments are combined and presented as all other.
Gas distribution operations is the largest component of Southern Company Gas' business and includes natural gas local distribution utilities that construct, manage, and maintain intrastate natural gas pipelines and gas distribution facilities in seven states. In July 2018, Southern Company Gas sold three of its natural gas distribution utilities, Elizabethtown Gas, Elkton Gas, and Florida City Gas. See Note (J) under "Southern Company Gas" for additional information.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Business segment financial data for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Gas Distribution Operations(a)(c)	Gas Marketing Services(b)(c)	Wholesale Gas Services(d)	Gas Midstream Operations	Total	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2018:
Operating revenues	$441	$44	$(8)	$20	$497	$1	$(6)	$492
Segment net income (loss)	74	(8)	(18)	16	64	(18)	—	46
Nine Months Ended September 30, 2018:
Operating revenues	2,297	403	142	60	2,902	3	(44)	2,861
Segment net income (loss)	290	(71)	65	54	338	(44)	—	294
Total assets at September 30, 2018:	16,850	1,522	855	2,297	21,524	10,146	(11,272)	20,398
Three Months Ended September 30, 2017:
Operating revenues	$472	$143	$(24)	$16	$607	$2	$(44)	$565
Segment net income (loss)	52	1	(23)	14	44	(29)	—	15
Nine Months Ended September 30, 2017:
Operating revenues	2,255	597	95	53	3,000	7	(166)	2,841
Segment net income (loss)	223	36	28	38	325	(22)	—	303
Total assets at December 31, 2017:	19,358	2,147	1,096	2,241	24,842	12,184	(14,039)	22,987

(a)
Operating revenues for the three gas distribution operations dispositions were $8 million and $50 million for the three months ended September 30, 2018 and 2017, respectively, and $245 million and $274 million for the nine months ended September 30, 2018 and 2017, respectively. See Note (J) under "Southern Company Gas" for additional information.

(b)
Operating revenues for the gas marketing services disposition were $32 million for the three months ended September 30, 2017 and $55 million and $95 million for the nine months ended September 30, 2018 and 2017, respectively. See Note (J) under "Southern Company Gas" for additional information.

(c)
Segment net income for gas distribution operations includes a gain on dispositions of $351 million ($38 million after tax) for the three and nine months ended September 30, 2018. Segment net income for gas marketing services includes a gain on disposition of $2 million ($2 million after tax) for the three months ended September 30, 2018 and a loss on disposition of $34 million ($73 million loss after tax) and a goodwill impairment charge of $42 million for the nine months ended September 30, 2018 recorded in contemplation of the sale of Pivotal Home Solutions. See Note (J) under "Southern Company Gas" for additional information.

(d)
The revenues for wholesale gas services are netted with costs associated with its energy and risk management activities. A reconciliation of operating revenues and intercompany revenues is shown in the following table.

	Third Party Gross Revenues	Intercompany Revenues	Total Gross Revenues	Less Gross Gas Costs	Operating Revenues
	(in millions)
Three Months Ended September 30, 2018	$1,573	$82	$1,655	$1,663	$(8)
Three Months Ended September 30, 2017	1,411	103	1,514	1,538	(24)
Nine Months Ended September 30, 2018	$4,847	$352	$5,199	$5,057	$142
Nine Months Ended September 30, 2017	4,781	362	5,143	5,048	95

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
In October 2017, Georgia Power, acting for itself and as agent for the other Vogtle Owners, executed the Bechtel Agreement, a cost reimbursable plus fee arrangement, whereby Bechtel is reimbursed for actual costs plus a base fee and an at-risk fee, which is subject to adjustment based on Bechtel's performance against cost and schedule targets.
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

Cost and Schedule
In preparation for its nineteenth VCM filing, Georgia Power requested Southern Nuclear to perform a full cost reforecast for the project. Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4 by the expected in-service dates of November 2021 and November 2022, respectively, is as follows:

(in billions)
Base project capital cost forecast(a)(b)	$8.0
Construction contingency estimate	0.4
Total project capital cost forecast(a)(b)	8.4
Net investment as of September 30, 2018(b)	(4.3)
Remaining estimate to complete(a)	$4.1

(a)	Excludes financing costs expected to be capitalized through AFUDC of approximately $350 million.

(b)	Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related Customer Refunds.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.2 billion, of which $1.8 billion had been incurred through September 30, 2018.
The table above reflects the $0.7 billion increase to the base capital cost forecast reported in the second quarter 2018 and is based on the cost reforecast performed prior to the nineteenth VCM filing, which primarily resulted from changed assumptions related to the finalization of contract scopes and management responsibilities for Bechtel and over 60 subcontractors, labor productivity rates, and craft labor incentives, as well as the related levels of project management, oversight, and support, including field supervision and engineering support.
Although Georgia Power believes these incremental costs are reasonable and necessary to complete the project and the Georgia PSC's order in the seventeenth VCM proceeding specifically states that the construction of Plant Vogtle Units 3 and 4 is not subject to a cost cap, Georgia Power did not seek rate recovery for these cost increases included in the current base capital cost forecast (or any related financing costs) in the nineteenth VCM report that was filed with the Georgia PSC on August 31, 2018. In connection with future VCM filings, Georgia Power may request the Georgia PSC to evaluate costs currently included in the construction contingency estimate for rate recovery as and when they are appropriately included in the base capital cost forecast. After considering the significant level of uncertainty that exists regarding the future recoverability of costs included in the construction contingency estimate since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in these future regulatory proceedings, Georgia Power recorded a total pre-tax charge to income of $1.1 billion ($0.8 billion after tax) in the second quarter 2018, which includes the total increase in the base capital cost forecast and construction contingency estimate.
As construction continues, challenges with management of contractors, subcontractors, and vendors; labor productivity, availability, and/or cost escalation; procurement, fabrication, delivery, assembly, and/or installation, including any required engineering changes, of plant systems, structures, and components (some of which are based on new technology that only recently began initial operation in the global nuclear industry at this scale); or other issues could arise and change the projected schedule and estimated cost. Monthly construction production targets required to maintain the current project schedule continue to increase significantly through the remainder of 2018 and into 2019. To meet these increasing monthly targets, existing craft construction productivity must improve and additional craft laborers must be retained and deployed.
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the NRC. Various design and other licensing-based compliance matters, including the timely resolution of Inspections, Tests, Analyses, and Acceptance Criteria (ITAAC) and the related approvals by the NRC, may arise, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.
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
Joint Owner Contracts
In November 2017, the Vogtle Owners entered into an amendment to their joint ownership agreements for Plant Vogtle Units 3 and 4 to provide for, among other conditions, additional Vogtle Owner approval requirements. Effective August 31, 2018, the Vogtle Owners further amended the joint ownership agreements to clarify and provide procedures for certain provisions of the joint ownership agreements related to adverse events that require the vote of the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 to continue construction (as amended, and together with the November 2017 amendment, the Vogtle Joint Ownership Agreements).
As a result of the increase in the total project capital cost forecast and Georgia Power's decision not to seek rate recovery of the increase in the base capital costs as described above, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 were required to vote to continue construction. On September 26, 2018, the Vogtle Owners unanimously voted to continue construction of Plant Vogtle Units 3 and 4.
Amendments to the Vogtle Joint Ownership Agreements
In connection with the vote to continue construction, Georgia Power entered into (i) a binding term sheet (Vogtle Owner Term Sheet) with the other Vogtle Owners and MEAG's wholly-owned subsidiaries MEAG Power SPVJ, LLC (MEAG SPVJ), MEAG Power SPVM, LLC (MEAG SPVM), and MEAG Power SPVP, LLC (MEAG SPVP) to take certain actions which partially mitigate potential financial exposure for the other Vogtle Owners, including additional amendments to the Vogtle Joint Ownership Agreements and the purchase of PTCs from the other Vogtle Owners, and (ii) a term sheet (MEAG Term Sheet and, together with the Vogtle Owner Term Sheet, Term Sheets) with MEAG and MEAG SPVJ to provide funding with respect to MEAG SPVJ's ownership interest in Plant Vogtle Units 3 and 4 (Project J) under certain circumstances. Pursuant to the Vogtle Owner Term Sheet, the Vogtle Joint Ownership Agreements will be modified as follows: (i) each Vogtle Owner will pay its proportionate share of qualifying construction costs for Plant Vogtle Units 3 and 4 based on its ownership percentage up to the estimated cost at completion (EAC) for Plant Vogtle Units 3 and 4 which forms the basis of Georgia Power's forecast of $8.4 billion in the nineteenth VCM plus $800 million of additional construction costs; (ii) Georgia Power will be responsible for 55.7% of actual qualifying construction costs between $800 million and $1.6 billion over the EAC in the nineteenth VCM (resulting in $80 million of potential additional costs to Georgia Power), with the remaining Vogtle Owners responsible for 44.3% of such costs pro rata in accordance with their respective ownership interests; and (iii) Georgia Power will be responsible for 65.7% of qualifying construction costs between $1.6 billion and $2.1 billion over the EAC in the nineteenth VCM (resulting in a further $100 million of potential additional costs to Georgia Power), with the remaining Vogtle Owners responsible for 34.3% of such costs pro rata in accordance with their respective ownership interests.
If the EAC is revised and exceeds the EAC in the nineteenth VCM by more than $2.1 billion, each of the other Vogtle Owners will have a one-time option to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power's agreement to pay 100% of such Vogtle Owner's remaining share of total construction costs in excess of the EAC in the nineteenth VCM plus $2.1 billion. In this event, Georgia Power will have the option of cancelling the project in lieu of purchasing a portion of the ownership interest of any other Vogtle Owner. If Georgia Power accepts the offer to purchase a portion of another Vogtle Owner's ownership interest in Plant Vogtle Units 3 and 4, the ownership interest(s) to be conveyed from the tendering Vogtle Owner(s) to Georgia Power would be calculated based on the proportion of the cumulative amount of construction costs paid by each such tendering Vogtle Owner(s) and by Georgia Power as of the commercial operation date of Plant Vogtle Unit 4. For purposes of this calculation, payments made by Georgia Power on behalf of another Vogtle Owner in accordance with the second and third items described in the paragraph above would be treated as payments made by the applicable Vogtle Owner.
In the event the actual costs at completion are less than the EAC reflected in the nineteenth VCM report and Plant Vogtle Unit 3 is placed in service by the currently scheduled date of November 2021 or Plant Vogtle Unit 4 is placed in service by the currently scheduled date of November 2022, Georgia Power would be entitled to 60.7% of the cost savings with respect to the relevant unit and the remaining Vogtle Owners would be entitled to 39.3% of such savings on a pro rata basis in accordance with their respective ownership interests.
For purposes of the foregoing provisions, qualifying construction costs would not include costs (i) resulting from force majeure events, including governmental actions or inactions (or significant delays associated with issuance of such actions) that affect the licensing, completion, startup, operations, or financing of Plant Vogtle Units 3 and 4, administrative proceedings or litigation regarding ITAAC or other regulatory challenges to commencement of operation of Plant Vogtle Units 3 and 4, and changes in laws or regulations governing Plant Vogtle Units 3 and 4, (ii) legal fees and legal expenses incurred due to litigation with contractors or subcontractors that are not subsidiaries or affiliates of Southern Company, and (iii) additional costs caused by Vogtle Owner requests other than Georgia Power, except for the exercise of a right to vote granted under the Vogtle Joint Ownership Agreements, that increase costs by $100,000 or more.
Georgia Power is working with the other Vogtle Owners to clarify any interpretive issues related to the operation of certain of the above provisions of the Vogtle Owner Term Sheet.
Under the Vogtle Owner Term Sheet, the provisions of the Vogtle Joint Ownership Agreements requiring that Vogtle Owners holding 90% of the ownership interests in Plant Vogtle Units 3 and 4 vote to continue construction following certain adverse events (Project Adverse Events) will be modified. Pursuant to the Vogtle Joint Ownership Agreements and the Vogtle Owner Term Sheet, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction if certain Project Adverse Events occur, including: (i) the bankruptcy of Toshiba; (ii) the termination or rejection in bankruptcy of certain agreements, including the Vogtle Services Agreement, the Bechtel Agreement, or the agency agreement with Southern Nuclear; (iii) Georgia Power publicly announces its intention not to submit for rate recovery any portion of its investment in Plant Vogtle Units 3 and 4 or the Georgia PSC determines that any of Georgia Power's costs relating to the construction of Plant Vogtle Units 3 and 4 will not be recovered in retail rates, excluding any additional amounts paid by Georgia Power on behalf of the other Vogtle Owners pursuant to the Vogtle Owner Term Sheet provisions described above and the first 6% of costs during any six-month VCM reporting period that are disallowed by the Georgia PSC for recovery, or for which Georgia Power elects not to seek cost recovery, through retail rates; and (iv) an incremental extension of one year or more over the most recently approved schedule. Under the Vogtle Owner Term Sheet, Georgia Power may cancel the project at any time in its sole discretion.
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
The Vogtle Owner Term Sheet provides that if the holders of at least 90% of the ownership interests fail to vote in favor of continuing the project following any future Project Adverse Event, work on Plant Vogtle Units 3 and 4 would continue for a period of 30 days if the holders of more than 50% of the ownership interests vote in favor of continuing construction (Majority Voting Owners). In such a case, the Vogtle Owners (i) would agree to negotiate in good faith towards the resumption of the project, (ii) if no agreement was reached during such 30-day period, the project would be cancelled, and (iii) in the event of such a cancellation, the Majority Voting Owners would be obligated to reimburse any other Vogtle Owner for the costs it incurred during such 30-day negotiation period.
Purchase of PTCs During Commercial Operation
In addition, under the terms of the Vogtle Owner Term Sheet, Georgia Power agreed to purchase additional PTCs from OPC, Dalton, MEAG SPVM, MEAG SPVP, and MEAG SPVJ (to the extent any MEAG SPVJ PTC rights remain after any purchases required under the MEAG Term Sheet as described below) at varying purchase prices dependent upon the actual cost to complete construction of Plant Vogtle Units 3 and 4 as compared to the EAC included in the nineteenth VCM report. The purchases will be at the option of the applicable Vogtle Owner and will occur during the month after such PTCs are earned.
Potential Funding to MEAG Project J
Pursuant to the MEAG Term Sheet, if MEAG SPVJ is unable to make its payments due under the Vogtle Joint Ownership Agreements solely because (i) the conduct of JEA, such as JEA's legal challenges of its obligations under a PPA with MEAG (PPA-J), materially impedes access to capital markets for MEAG for Project J, or (ii) PPA-J is declared void by a court of competent jurisdiction or rejected by JEA under the applicable provisions of the U.S. Bankruptcy Code (each of (i) and (ii), a JEA Default), Georgia Power would purchase from MEAG SPVJ the rights to PTCs attributable to MEAG SPVJ's share of Plant Vogtle Units 3 and 4 (approximately 206 MWs) at varying prices dependent upon the stage of construction of Plant Vogtle Units 3 and 4. The aggregate purchase price of the PTCs, together with any advances made as described in the next paragraph, shall not exceed $300 million.
At the option of MEAG, as an alternative or supplement to Georgia Power's purchase of PTCs as described above, Georgia Power has agreed to provide up to $250 million in funding to MEAG for Project J in the form of advances (either advances under the Vogtle Joint Ownership Agreements or the purchase of MEAG Project J bonds, at the discretion of Georgia Power), subject to any required approvals of the Georgia PSC and the DOE.
In the event MEAG SPVJ certifies to Georgia Power that it is unable to fund its obligations under the Vogtle Joint Ownership Agreements as a result of a JEA Default and Georgia Power becomes obligated to provide funding as described above, MEAG is required to (i) assign to Georgia Power its right to vote on any future Project Adverse Event and (ii) diligently pursue JEA for its breach of PPA-J. In addition, Georgia Power agreed that it will not sue MEAG for any amounts due from MEAG SPVJ under MEAG's guarantee of MEAG SPVJ's obligations so long as MEAG SPVJ complies with the terms of the MEAG Term Sheet as to its payment obligations and the other provisions of the Vogtle Joint Ownership Agreements.
Under the terms of the MEAG Term Sheet, Georgia Power may decline to provide any funding in the form of advances, including in the event of a failure to receive any required Georgia PSC or DOE approvals, and cancel the project in lieu of providing such funding.
The ultimate outcome of these matters cannot be determined at this time.
Regulatory Matters
In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) Georgia Power's recommendation to continue construction and resolved the following regulatory matters related to Plant Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the amounts paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and related Customer Refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and deemed reasonable Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap and that prudence decisions on cost recovery will be made at a later date, consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC in the 2013 ARP) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that upon Unit 3 reaching commercial operation, retail base rates would be adjusted to include carrying costs on those capital costs deemed prudent in the Vogtle Cost Settlement Agreement. The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $25 million in 2017 and are estimated to have negative earnings impacts of approximately $100 million in 2018 and an aggregate of $680 million from 2019 to 2022.
In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
On February 12, 2018, Georgia Interfaith Power & Light, Inc. and Partnership for Southern Equity, Inc. filed a petition appealing the Georgia PSC's January 11, 2018 order with the Fulton County Superior Court. On March 8, 2018, Georgia Watch filed a similar appeal to the Fulton County Superior Court for judicial review of the Georgia PSC's final decision and denial of Georgia Watch's motion for reconsideration. Georgia Power believes the two appeals have no merit; however, an adverse outcome in either appeal combined with subsequent adverse action by the Georgia PSC could have a material impact on Southern Company's and Georgia Power's results of operations, financial condition, and liquidity.
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

(4) Instruments Describing Rights of Security Holders, Including Indentures

Southern Company

*	(a)1	-	Twentieth Supplemental Indenture to Senior Note Indenture, dated as of August 17, 2018, providing for the issuance of the Series 2018A Floating Rate Senior Notes due February 14, 2020.

Southern Company Gas

*	(g)1	-	Supplemental Indenture dated August 3, 2018 of Northern Illinois Gas Company to The Bank of New York Mellon Trust Company, N.A., under Indenture dated January 1, 1954.

(10) Material Contracts

Georgia Power

(c)1	-
First Amendment to Agreement Regarding Additional Participating Party Rights and Amendment No. 3 to Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement, dated as of August 31, 2018, among Georgia Power, Oglethorpe Power Corporation, MEAG, MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, MEAG Power SPVP, LLC, and The City of Dalton, Georgia. (Designated in Form 8-K dated August 31, 2018, File No. 1-6468 as Exhibit 10.1.)

(24) Power of Attorney and Resolutions

Southern Company

(a)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2017, File No. 1-3526 as Exhibit 24(a).)

(a)2	-	Power of Attorney for Andrew W. Evans. (Designated in Form 10-Q for the quarter ended June 30, 2018, File No. 1-3526 as Exhibit 24(a)2.)

Alabama Power

(b)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2017, File No. 1-3164 as Exhibit 24(b).)

Georgia Power

(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2017, File No. 1-6468 as Exhibit 24(c).)

Gulf Power

(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2017, File No. 001-31737 as Exhibit 24(d).)

Mississippi Power

(e)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2017, File No. 001-11229 as Exhibit 24(e).)

Southern Power

(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2017, File No. 001-37803 as Exhibit 24(f).)

(f)2	-	Power of Attorney for Mark S. Lantrip. (Designated in Form 10-Q for the quarter ended March 31, 2018, File No. 001-37803, as Exhibit 24(f)2.)

Southern Company Gas

(g)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2017, File No. 1-14174 as Exhibit 24(g).)

(g)2	-	Power of Attorney for Kimberly S. Greene. (Designated in Form 10-Q for the quarter ended June 30, 2018, File No. 1-14174 as Exhibit 24(g)2.)

(31) Section 302 Certifications

Southern Company

*	(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Gulf Power

*	(d)1	-	Certificate of Gulf Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(d)2	-	Certificate of Gulf Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(e)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(e)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(f)1	-	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(f)2	-	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(g)1	-	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(g)2	-	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

*	(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Gulf Power

*	(d)	-	Certificate of Gulf Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(e)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(f)	-	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(g)	-	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(99) Additional Exhibits

Georgia Power

	(c)	-
Co-Owner Term Sheet, dated September 26, 2018, among Georgia Power, Oglethorpe Power Corporation, MEAG, MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, MEAG Power SPVP, LLC, and the City of Dalton, Georgia. (Designated in Form 8-K dated September 26, 2018, File No. 000-53908 as Exhibit 10.1.)

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
Date: November 6, 2018

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
Date: November 6, 2018

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
Date: November 6, 2018

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
Date: November 6, 2018

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
Date: November 6, 2018

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
Date: November 6, 2018

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
Date: November 6, 2018