Form 10-Q
period 2019-03-31
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; MISSISSIPPI POWER CO; SOUTHERN Co GAS; SOUTHERN POWER CO
filed 2019-05-01
CIK 92122, 3153, 41091, 66904, 1004155, 1160661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

Registrant	Description of Common Stock	Shares Outstanding at March 31, 2019
The Southern Company	Par Value $5 Per Share	1,040,295,732
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
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
Amended and Restated Loan Guarantee Agreement
Loan guarantee agreement entered into by Georgia Power with the DOE in 2014, as amended and restated on March 22, 2019, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4

ARO	Asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a joint venture to construct and operate a natural gas pipeline in which Southern Company Gas has a 5% ownership interest
Bechtel	Bechtel Power Corporation, the primary contractor for the remaining construction activities for Plant Vogtle Units 3 and 4
Bechtel Agreement	The October 23, 2017 construction completion agreement between the Vogtle Owners and Bechtel
CCR	Coal combustion residuals
Chattanooga Gas	Chattanooga Gas Company, a wholly-owned subsidiary of Southern Company Gas
CO2	Carbon dioxide
COD	Commercial operation date
Contractor Settlement Agreement	The December 31, 2015 agreement between Westinghouse and the Vogtle Owners resolving disputes between the Vogtle Owners and the EPC Contractor under the Vogtle 3 and 4 Agreement
Cooperative Energy	Electric cooperative in Mississippi
Customer Refunds	Refunds issued to Georgia Power customers in 2018 as ordered by the Georgia PSC related to the Guarantee Settlement Agreement
CWIP	Construction work in progress
Dalton	City of Dalton, Georgia, an incorporated municipality in the State of Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
Dalton Pipeline	A pipeline facility in Georgia in which Southern Company Gas has a 50% undivided ownership interest
DOE	U.S. Department of Energy
ECO Plan	Mississippi Power's environmental compliance overview plan
Eligible Project Costs	Certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the loan guarantee program established under Title XVII of the Energy Policy Act of 2005
EPA	U.S. Environmental Protection Agency
EPC Contractor	Westinghouse and its affiliate, WECTEC Global Project Services Inc.; the former engineering, procurement, and construction contractor for Plant Vogtle Units 3 and 4
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
Fitch	Fitch Ratings, Inc.
Form 10-K	Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas for the year ended December 31, 2018, as applicable
GAAP	U.S. generally accepted accounting principles

DEFINITIONS
(continued)

Term	Meaning
Georgia Power	Georgia Power Company
GHG	Greenhouse gas
Guarantee Settlement Agreement	The June 9, 2017 settlement agreement between the Vogtle Owners and Toshiba related to certain payment obligations of the EPC Contractor guaranteed by Toshiba
Gulf Power	Gulf Power Company, until January 1, 2019, a subsidiary of Southern Company
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November through March when Southern Company Gas' natural gas usage and operating revenues are generally higher
HLBV	Hypothetical liquidation at book value
IGCC	Integrated coal gasification combined cycle, the technology originally approved for Mississippi Power's Kemper County energy facility (Plant Ratcliffe)
IIC	Intercompany Interchange Contract
Illinois Commission	Illinois Commerce Commission
ITAAC	Inspections, Tests, Analyses, and Acceptance Criteria, standards established by the NRC
ITC	Investment tax credit
JEA	Jacksonville Electric Authority
KWH	Kilowatt-hour
LIFO	Last-in, first-out
LOCOM	Lower of weighted average cost or current market price
LTSA	Long-term service agreement
MEAG	Municipal Electric Authority of Georgia
Merger	The merger, effective July 1, 2016, of a wholly-owned, direct subsidiary of Southern Company with and into Southern Company Gas, with Southern Company Gas continuing as the surviving corporation
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MRA	Municipal and Rural Associations
MW	Megawatt
natural gas distribution utilities
Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, Elizabethtown Gas, Florida City Gas, Chattanooga Gas, and Elkton Gas as of June 30, 2018) (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas as of July 29, 2018)

NCCR	Georgia Power's Nuclear Construction Cost Recovery
NextEra Energy	NextEra Energy, Inc.
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange, Inc.
OATT	Open access transmission tariff
OCI	Other comprehensive income
PennEast Pipeline	PennEast Pipeline Company, LLC, a joint venture to construct and operate a natural gas pipeline in which Southern Company Gas has a 20% ownership interest
PEP	Mississippi Power's Performance Evaluation Plan
Pivotal Home Solutions	Nicor Energy Services Company, until June 4, 2018 a wholly-owned subsidiary of Southern Company Gas, doing business as Pivotal Home Solutions

DEFINITIONS
(continued)

Term	Meaning
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

Southern Nuclear	Southern Nuclear Operating Company, Inc.
Southern Power	Southern Power Company and its subsidiaries
SP Solar	SP Solar Holdings I, LP
SP Wind	SP Wind Holdings II, LLC
Tax Reform Legislation	The Tax Cuts and Jobs Act, which became effective on January 1, 2018
Toshiba	Toshiba Corporation, the parent company of Westinghouse
traditional electric operating companies	Alabama Power, Georgia Power, Gulf Power, and Mississippi Power through December 31, 2018; Alabama Power, Georgia Power, and Mississippi Power as of January 1, 2019
Triton	Triton Container Investments, LLC
VCM	Vogtle Construction Monitoring
VIE	Variable interest entity
Virginia Commission	Virginia State Corporation Commission

DEFINITIONS
(continued)

Term	Meaning
Virginia Natural Gas	Virginia Natural Gas, Inc., a wholly-owned subsidiary of Southern Company Gas
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning regulated rates, the strategic goals for the business, customer and sales growth, economic conditions, fuel and environmental cost recovery and other rate actions, projected equity ratios, current and proposed environmental regulations and related compliance plans and estimated expenditures, pending or potential litigation matters, access to sources of capital, financing activities, completion dates of construction projects, matters related to the abandonment of the Kemper IGCC, completion of announced dispositions, filings with state and federal regulatory authorities, and estimated construction plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

•
the impact of recent and future federal and state regulatory changes, including tax and environmental laws and regulations and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

•	the extent and timing of costs and legal requirements related to CCR;

•	current and future litigation or regulatory investigations, proceedings, or inquiries, including litigation and other disputes related to the Kemper County energy facility;

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

•
the ability to control costs and avoid cost and schedule overruns during the development, construction, and operation of facilities, including Plant Vogtle Units 3 and 4, which includes components based on new technology that only recently began initial operation in the global nuclear industry at this scale, and including changes in labor costs, availability, and productivity; challenges with management of contractors, subcontractors, or vendors; adverse weather conditions; shortages, increased costs, or inconsistent quality of equipment, materials, and labor; contractor or supplier delay; non-performance under construction, operating, or other agreements; operational readiness, including specialized operator training and required site safety programs; engineering or design problems; design and other licensing-based compliance matters, including the timely resolution of ITAAC and the related approvals by the NRC; challenges with start-up activities, including major equipment failure and system integration; and/or operational performance;

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

•	legal proceedings and regulatory approvals and actions related to construction projects, such as Plant Vogtle Units 3 and 4 and pipeline projects, including PSC approvals and FERC and NRC actions;

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

•
potential business strategies, including acquisitions or dispositions of assets or businesses, including the proposed dispositions of Plant Mankato and the Nacogdoches biomass-fueled facility, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;

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

THE SOUTHERN COMPANY
AND SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Operating Revenues:
Retail electric revenues	$3,084	$3,568
Wholesale electric revenues	499	623
Other electric revenues	168	161
Natural gas revenues (includes alternative revenue programs of $(2) and $(24), respectively)	1,474	1,607
Other revenues	187	413
Total operating revenues	5,412	6,372
Operating Expenses:
Fuel	850	1,101
Purchased power	170	267
Cost of natural gas	686	720
Cost of other sales	118	289
Other operations and maintenance	1,312	1,451
Depreciation and amortization	751	769
Taxes other than income taxes	329	355
Estimated loss on plants under construction	2	44
Gain on dispositions, net	(2,497)	—
Total operating expenses	1,721	4,996
Operating Income	3,691	1,376
Other Income and (Expense):
Allowance for equity funds used during construction	32	30
Earnings from equity method investments	48	41
Interest expense, net of amounts capitalized	(430)	(458)
Other income (expense), net	78	60
Total other income and (expense)	(272)	(327)
Earnings Before Income Taxes	3,419	1,049
Income taxes	1,360	113
Consolidated Net Income	2,059	936
Dividends on preferred stock of subsidiaries	4	4
Net loss attributable to noncontrolling interests	(29)	(6)
Consolidated Net Income Attributable to Southern Company	$2,084	$938
Common Stock Data:
Earnings per share -
Basic	$2.01	$0.93
Diluted	$1.99	$0.92
Average number of shares of common stock outstanding (in millions)
Basic	1,038	1,011
Diluted	1,045	1,016
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Consolidated Net Income	$2,059	$936
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(9) and $16, respectively	(28)	47
Reclassification adjustment for amounts included in net income, net of tax of $9 and $(6), respectively	28	(19)
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $- and $-, respectively	—	2
Total other comprehensive income (loss)	—	30
Comprehensive Income	2,059	966
Dividends on preferred stock of subsidiaries	4	4
Comprehensive loss attributable to noncontrolling interests	(29)	(6)
Consolidated Comprehensive Income Attributable to Southern Company	$2,084	$968
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Operating Activities:
Consolidated net income	$2,059	$936
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	851	873
Deferred income taxes	191	34
Allowance for equity funds used during construction	(32)	(30)
Mark-to-market adjustments	46	(60)
Pension, postretirement, and other employee benefits	(53)	(27)
Settlement of asset retirement obligations	(62)	(41)
Stock based compensation expense	64	69
Estimated loss on plants under construction	6	37
Gain on dispositions, net	(2,503)	1
Other, net	19	73
Changes in certain current assets and liabilities —
-Receivables	378	197
-Prepayments	(129)	(82)
-Natural gas for sale	363	413
-Other current assets	17	7
-Accounts payable	(783)	(425)
-Accrued taxes	928	(79)
-Accrued compensation	(489)	(471)
-Other current liabilities	(127)	84
Net cash provided from operating activities	744	1,509
Investing Activities:
Business acquisitions, net of cash acquired	(2)	(46)
Property additions	(1,678)	(1,781)
Nuclear decommissioning trust fund purchases	(197)	(306)
Nuclear decommissioning trust fund sales	192	301
Proceeds from dispositions	4,427	135
Cost of removal, net of salvage	(89)	(79)
Change in construction payables, net	(146)	(112)
Investment in unconsolidated subsidiaries	(10)	(30)
Payments pursuant to LTSAs	(28)	(73)
Other investing activities	(15)	(4)
Net cash provided from (used for) investing activities	2,454	(1,995)
Financing Activities:
Increase in notes payable, net	86	782
Proceeds —
Long-term debt	1,220	600
Common stock	224	113
Short-term borrowings	—	1,200
Redemptions and repurchases —
Long-term debt	(2,429)	(1,283)
Short-term borrowings	(1,750)	(150)
Distributions to noncontrolling interests	(36)	(13)
Capital contributions from noncontrolling interests	3	8
Payment of common stock dividends	(623)	(586)
Other financing activities	(48)	(42)
Net cash provided from (used for) financing activities	(3,353)	629
Net Change in Cash, Cash Equivalents, and Restricted Cash	(155)	143
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,519	2,147
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,364	$2,290
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $18 and $17 capitalized for 2019 and 2018, respectively)	$462	$499
Income taxes, net	—	(1)
Noncash transactions — Accrued property additions at end of period	899	894
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2019	At December 31, 2018
	(in millions)
Current Assets:
Cash and cash equivalents	$1,361	$1,396
Receivables —
Customer accounts receivable	1,715	1,726
Energy marketing receivables	529	801
Unbilled revenues	555	654
Under recovered fuel clause revenues	73	115
Other accounts and notes receivable	863	813
Accumulated provision for uncollectible accounts	(46)	(50)
Materials and supplies	1,477	1,465
Fossil fuel for generation	427	405
Natural gas for sale	189	524
Prepaid expenses	786	432
Assets from risk management activities, net of collateral	111	222
Other regulatory assets	482	525
Assets held for sale	55	393
Other current assets	132	162
Total current assets	8,709	9,583
Property, Plant, and Equipment:
In service	102,673	103,706
Less: Accumulated depreciation	30,834	31,038
Plant in service, net of depreciation	71,839	72,668
Other utility plant, net	1,315	—
Nuclear fuel, at amortized cost	885	875
Construction work in progress	7,598	7,254
Total property, plant, and equipment	81,637	80,797
Other Property and Investments:
Goodwill	5,284	5,315
Equity investments in unconsolidated subsidiaries	1,598	1,580
Other intangible assets, net of amortization of $251 and $235 at March 31, 2019 and December 31, 2018, respectively	585	613
Nuclear decommissioning trusts, at fair value	1,875	1,721
Leveraged leases	806	798
Miscellaneous property and investments	363	269
Total other property and investments	10,511	10,296
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,881	—
Deferred charges related to income taxes	794	794
Unamortized loss on reacquired debt	318	323
Other regulatory assets, deferred	8,191	8,308
Assets held for sale, deferred	763	5,350
Other deferred charges and assets	1,292	1,463
Total deferred charges and other assets	13,239	16,238
Total Assets	$114,096	$116,914
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At March 31, 2019	At December 31, 2018
	(in millions)
Current Liabilities:
Securities due within one year	$2,315	$3,198
Notes payable	1,251	2,915
Energy marketing trade payables	532	856
Accounts payable	2,037	2,580
Customer deposits	483	522
Accrued taxes —
Accrued income taxes	340	21
Other accrued taxes	331	635
Accrued interest	412	472
Accrued compensation	473	1,030
Asset retirement obligations	417	404
Other regulatory liabilities	310	376
Liabilities held for sale	38	425
Operating lease obligations	226	—
Other current liabilities	754	852
Total current liabilities	9,919	14,286
Long-term Debt	40,457	40,736
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	7,937	6,558
Deferred credits related to income taxes	6,417	6,460
Accumulated deferred ITCs	2,353	2,372
Employee benefit obligations	2,084	2,147
Operating lease obligations, deferred	1,720	—
Asset retirement obligations, deferred	9,011	8,990
Accrued environmental remediation	261	268
Other cost of removal obligations	2,304	2,297
Other regulatory liabilities, deferred	211	169
Liabilities held for sale, deferred	39	2,836
Other deferred credits and liabilities	405	465
Total deferred credits and other liabilities	32,742	32,562
Total Liabilities	83,118	87,584
Redeemable Preferred Stock of Subsidiaries	291	291
Total Stockholders' Equity (See accompanying statements)	30,687	29,039
Total Liabilities and Stockholders' Equity	$114,096	$116,914
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in thousands)		(in millions)
Balance at December 31, 2017	1,008,532	(929)	$5,037	$10,470	$(36)	$8,885	$(189)	$1,361	$25,528
Consolidated net income attributable to Southern Company	—	—	—	—	—	938	—	—	938
Other comprehensive income	—	—	—	—	—	—	30	—	30
Stock issued	4,055	—	16	97	—	—	—	—	113
Stock-based compensation	—	—	—	36	—	—	—	—	36
Cash dividends of $0.58 per share	—	—	—	—	—	(586)	—	—	(586)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	9	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(13)	(13)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	(6)	(6)
Other	—	(33)	1	—	(2)	20	(41)	(2)	(24)
Balance at March 31, 2018	1,012,587	(962)	$5,054	$10,603	$(38)	$9,257	$(200)	$1,349	$26,025

Balance at December 31, 2018	1,034,741	(953)	$5,164	$11,094	$(38)	$8,706	$(203)	$4,316	$29,039
Consolidated net income attributable to Southern Company	—	—	—	—	—	2,084	—	—	2,084
Stock issued	6,547	—	28	196	—	—	—	—	224
Stock-based compensation	—	—	—	24	—	—	—	—	24
Cash dividends of $0.60 per share	—	—	—	—	—	(622)	—	—	(622)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3	3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(41)	(41)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	(29)	(29)
Other	—	(39)	—	7	(2)	(1)	—	1	5
Balance at March 31, 2019	1,041,288	(992)	$5,192	$11,321	$(40)	$10,167	$(203)	$4,250	$30,687
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2019 vs. FIRST QUARTER 2018

OVERVIEW
Southern Company is a holding company that owns all of the common stock of the traditional electric operating companies and the parent entities of Southern Power and Southern Company Gas and owns other direct and indirect subsidiaries. Discussion of the results of operations is focused on the Southern Company system's primary businesses of electricity sales by the traditional electric operating companies and Southern Power and the distribution of natural gas by Southern Company Gas. The traditional electric operating companies are vertically integrated utilities providing electric service in three Southeastern states. Southern Power develops, constructs, acquires, owns, and manages power generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. Southern Company Gas distributes natural gas through its natural gas distribution utilities and is involved in several other complementary businesses including gas pipeline investments, wholesale gas services, and gas marketing services. The Southern Company system's other business activities include providing energy solutions, such as distributed energy infrastructure, energy efficiency products and services, and utility infrastructure services, to customers. Other business activities also include investments in telecommunications, leveraged lease projects, and gas storage facilities. For additional information, see BUSINESS – "The Southern Company System – Traditional Electric Operating Companies," " – Southern Power," " – Southern Company Gas," and " – Other Businesses" in Item 1 of the Form 10-K.
On January 1, 2019, Southern Company completed its sale of Gulf Power to NextEra Energy for an aggregate cash purchase price of approximately $5.8 billion (less $1.3 billion of indebtedness assumed), subject to customary working capital adjustments. The preliminary gain associated with the sale of Gulf Power totaled $2.5 billion pre-tax ($1.3 billion after tax). See Note (K) to the Condensed Financial Statements under "Southern Company" herein for additional information.
Georgia Power and Atlanta Gas Light are required to file base rate cases with the Georgia PSC by July 1, 2019 and June 3, 2019, respectively. Nicor Gas filed a rate case with the Illinois Commission in November 2018. These three rate cases are expected to conclude in 2019. In addition, Mississippi Power is scheduled to file a base rate case with the Mississippi PSC in the fourth quarter 2019. The ultimate outcome of these matters cannot be determined at this time. See FUTURE EARNINGS POTENTIAL – "Regulatory Matters" herein and Note 2 to the financial statements in Item 8 of the Form 10-K for additional information.
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
As a result of the increase in the total project capital cost forecast and Georgia Power's decision not to seek rate recovery of the increase in the base capital costs, the holders of at least 90% of the ownership interests in Plant

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Vogtle Units 3 and 4 were required to vote to continue construction. In September 2018, the Vogtle Owners unanimously voted to continue construction of Plant Vogtle Units 3 and 4. In connection with the vote to continue construction, Georgia Power entered into (i) a binding term sheet (Vogtle Owner Term Sheet) with the other Vogtle Owners and certain of MEAG's wholly-owned subsidiaries, including MEAG Power SPVJ, LLC (MEAG SPVJ), to take certain actions which partially mitigate potential financial exposure for the other Vogtle Owners and (ii) a term sheet (MEAG Term Sheet) with MEAG and MEAG SPVJ to provide funding with respect to MEAG SPVJ's ownership interest in Plant Vogtle Units 3 and 4 under certain circumstances. On January 14, 2019, Georgia Power, MEAG, and MEAG SPVJ entered into an agreement to implement the provisions of the MEAG Term Sheet. On February 18, 2019, Georgia Power, the other Vogtle Owners, and certain of MEAG's wholly-owned subsidiaries entered into certain amendments to their joint ownership agreements to implement the provisions of the Vogtle Owner Term Sheet.
In April 2019, Southern Nuclear completed a cost and schedule validation process to verify and update quantities of commodities remaining to install, labor hours to install remaining quantities and related productivity, testing and system turnover requirements, and forecasted staffing needs and related costs. This process confirmed the total estimated project capital cost forecast for Plant Vogtle Units 3 and 4. The expected in-service dates of November 2021 for Unit 3 and November 2022 for Unit 4, as previously approved by the Georgia PSC, remain unchanged.
In March 2019, Georgia Power entered into the Amended and Restated Loan Guarantee Agreement with the DOE, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4, up to approximately $5.130 billion. At March 31, 2019, Georgia Power had a total of $3.46 billion of borrowings outstanding under the related multi-advance credit facilities.
The ultimate outcome of these matters cannot be determined at this time.
See FUTURE EARNINGS POTENTIAL – "Construction Program – Nuclear Construction" and Note (F) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information.
RESULTS OF OPERATIONS
Net Income

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$1,146	122.2
Consolidated net income attributable to Southern Company was $2.1 billion ($2.01 per share) for the first quarter 2019 compared to $938 million ($0.93 per share) for the corresponding period in 2018. The increase was primarily due to the $2.5 billion ($1.3 billion after tax) gain on the sale of Gulf Power in 2019, partially offset by a decrease in retail revenues due to milder weather compared to the corresponding period in 2018. See Note (K) to the Condensed Financial Statements under "Southern Company" herein for additional information.
Retail Electric Revenues

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(484)	(13.6)
In the first quarter 2019, retail electric revenues were $3.1 billion compared to $3.6 billion for the corresponding period in 2018.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the changes in retail electric revenues were as follows:

	First Quarter 2019
	(in millions)	(% change)
Retail electric – prior year	$3,568
Estimated change resulting from –
Rates and pricing	58	1.6
Sales decline	(11)	(0.3)
Weather	(91)	(2.6)
Fuel and other cost recovery	(150)	(4.2)
Gulf Power disposition	(290)	(8.1)
Retail electric – current year	$3,084	(13.6)%
Revenues associated with changes in rates and pricing increased in the first quarter 2019 when compared to the corresponding period in 2018 primarily due to increases under Rate CNP Compliance at Alabama Power and increases related to PEP and ECO Plan rate changes that became effective for the first billing cycle of September 2018 at Mississippi Power.
See Note 2 to the financial statements under "Alabama Power" and "Mississippi Power" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information.
Revenues attributable to changes in sales decreased in the first quarter 2019 when compared to the corresponding period in 2018. In the first quarter 2019, weather-adjusted residential KWH sales increased 0.4% primarily due to customer growth, partially offset by decreased customer usage primarily resulting from an increase in energy efficient residential appliances. Weather-adjusted commercial KWH sales decreased 1.9% primarily due to decreased customer usage resulting from an increase in energy saving initiatives, partially offset by customer growth. Industrial KWH sales decreased 2.0% in the first quarter 2019 when compared to the corresponding period in 2018 as a result of a decrease in demand resulting from changes in production levels primarily in the primary metals, chemicals, and paper sectors, partially offset by increased demand in the pipeline sector.
Fuel and other cost recovery revenues decreased $150 million in the first quarter 2019 compared to the corresponding period in 2018 primarily due to decreased energy sales driven by milder weather, resulting in lower customer demand and lower generation costs. Electric rates for the traditional electric operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of PPA costs, and do not affect net income. The traditional electric operating companies each have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPA capacity costs.
Wholesale Electric Revenues

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(124)	(19.9)
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
In the first quarter 2019, wholesale electric revenues were $499 million compared to $623 million for the corresponding period in 2018. This decrease was related to a $106 million decrease in energy revenues and an $18 million decrease in capacity revenues. Excluding a decrease of $7 million of energy revenues related to the sale of Gulf Power, the decrease in energy revenues primarily related to Southern Power and included a decrease in non-PPA revenues due to a decrease in the volume of KWHs sold through short-term sales, primarily due to a reduction in uncovered natural gas capacity, as well as a decrease in revenues related to natural gas PPAs due to a decrease in the average cost of fuel and purchased power, partially offset by an increase in the volume of KWHs sold due to increased customer load. The decrease was also due to lower fuel prices and lower customer demand due to milder weather at the traditional electric operating companies. The decrease in capacity revenues primarily related to the sales of Gulf Power and Southern Power's Plant Oleander and Plant Stanton Unit A. See Note 15 to the financial statements under "Southern Power – Sales of Natural Gas Plants" in Item 8 of the Form 10-K for additional information.
Natural Gas Revenues

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(133)	(8.3)
In the first quarter 2019, natural gas revenues were $1.5 billion compared to $1.6 billion for the corresponding period in 2018.
Details of the changes in natural gas revenues were as follows:

	First Quarter 2019
	(in millions)	(% change)
Natural gas revenues – prior year	$1,607
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	32	2.0
Gas costs and other cost recovery	62	3.9
Weather	7	0.4
Wholesale gas services	(80)	(5.0)
Southern Company Gas Dispositions	(167)	(10.4)
Other	13	0.8
Natural gas revenues – current year	$1,474	(8.3)%
Revenues attributable to infrastructure replacement programs and base rate changes at the natural gas distribution utilities increased for the first quarter 2019 compared to the corresponding period in 2018 primarily due to a $22 million increase at Nicor Gas and a $9 million increase at Atlanta Gas Light. These amounts include the natural gas distribution utilities' continued investments recovered through infrastructure replacement programs and base rate increases as well as increases due to the impacts of the Tax Reform Legislation.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues attributable to gas costs and other cost recovery increased in the first quarter 2019 compared to the corresponding period in 2018 primarily due to higher natural gas prices and increased volumes of natural gas sold at Southern Company Gas' remaining four natural gas distribution utilities in the first quarter 2019. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities.
Revenues increased due to colder weather, as determined by Heating Degree Days, in Illinois in the first quarter 2019 compared to the corresponding period in 2018.
Revenues attributable to Southern Company Gas' wholesale gas services business decreased in the first quarter 2019 compared to the corresponding period in 2018 primarily due to decreased commercial activity, partially offset by derivative gains.
See Note (B) to the Condensed Financial Statements herein under "Southern Company Gas" for additional information.
Other Revenues

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(226)	(54.7)
In the first quarter 2019, other revenues were $187 million compared to $413 million for the corresponding period in 2018. The decrease was primarily related to PowerSecure's 2018 storm restoration services in Puerto Rico.
Fuel and Purchased Power Expenses

	First Quarter 2019 vs. First Quarter 2018
	(change in millions)	(% change)
Fuel	$(251)	(22.8)
Purchased power	(97)	(36.3)
Total fuel and purchased power expenses	$(348)
In the first quarter 2019, total fuel and purchased power expenses were $1.0 billion compared to $1.4 billion for the corresponding period in 2018. Excluding a decrease of $121 million related to the sale of Gulf Power, the decrease was primarily the result of a $149 million decrease in the average cost of fuel and purchased power and a $78 million net decrease in the aggregate volume of KWHs generated and purchased.
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

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the Southern Company system's generation and purchased power were as follows:

	First Quarter 2019	First Quarter 2018(a)
Total generation (in billions of KWHs)	43	46
Total purchased power (in billions of KWHs)	4	3
Sources of generation (percent) —
Gas	48	45
Coal	22	29
Nuclear	16	16
Hydro	8	4
Other	6	6
Cost of fuel, generated (in cents per net KWH)—
Gas	2.56	2.84
Coal	2.92	2.88
Nuclear	0.79	0.78
Average cost of fuel, generated (in cents per net KWH)	2.32	2.47
Average cost of purchased power (in cents per net KWH)(b)	4.50	7.04

(a)	Excludes Gulf Power, which was sold on January 1, 2019.

(b)	Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.
Fuel
In the first quarter 2019, fuel expense was $850 million compared to $1.1 billion for the corresponding period in 2018. Excluding approximately $54 million related to Gulf Power in 2018, the decrease was primarily due to a 29.1% decrease in the volume of KWHs generated by coal and a 9.9% decrease in the average cost of natural gas per KWH generated.
Purchased Power
In the first quarter 2019, purchased power expense was $170 million compared to $267 million for the corresponding period in 2018. Excluding approximately $67 million of non-affiliated purchases by Gulf Power in 2018 and $22 million of non-affiliated purchases from Gulf Power in 2019 that would have been eliminated in consolidation in 2018, the decrease was primarily due to a 29.1% decrease in the average cost per KWH purchased. See Note (K) to the Condensed Financial Statements under "Southern Company" herein for information regarding the sale of Gulf Power.
Energy purchases will vary depending on demand for energy within the Southern Company system's electric service territory, the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, and the availability of the Southern Company system's generation.
Cost of Natural Gas

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(34)	(4.7)
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. Cost of natural gas at the natural gas distribution utilities represented 87% of total cost of natural gas for the first quarter 2019.
In the first quarter 2019, cost of natural gas was $686 million compared to $720 million for the corresponding period in 2018. Excluding a $79 million decrease related to the Southern Company Gas Dispositions, cost of natural gas increased $45 million. This increase reflects a 4.9% increase in natural gas prices and an increase in the volume of natural gas sold in the first quarter 2019 primarily as a result of colder weather in Illinois, as determined by Heating Degree Days, compared to the corresponding period in 2018.
Cost of Other Sales

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(171)	(59.2)
In the first quarter 2019, cost of other sales was $118 million compared to $289 million for the corresponding period in 2018. The decrease was primarily related to PowerSecure's 2018 storm restoration services in Puerto Rico.
Other Operations and Maintenance Expenses

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(139)	(9.6)
In the first quarter 2019, other operations and maintenance expenses were $1.3 billion compared to $1.5 billion for the corresponding period in 2018. The decrease reflects approximately $76 million related to Gulf Power in 2018 and $71 million related to the Southern Company Gas Dispositions, including the $42 million goodwill impairment charge recorded in contemplation of the sale of Pivotal Home Solutions.
Depreciation and Amortization

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(18)	(2.3)
In the first quarter 2019, depreciation and amortization was $751 million compared to $769 million for the corresponding period in 2018. The decrease was primarily due to decreases of $47 million related to the sale of Gulf Power and $16 million related to the Southern Company Gas Dispositions, partially offset by an increase of $33 million related to additional plant in service.
Taxes Other Than Income Taxes

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(26)	(7.3)
In the first quarter 2019, taxes other than income taxes were $329 million compared to $355 million for the corresponding period in 2018. The decrease primarily relates to the sale of Gulf Power.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Estimated Loss on Plants Under Construction

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(42)	(95.5)
In the first quarter 2019, estimated loss on plants under construction was $2 million compared to $44 million for the corresponding period in 2018. The decrease was primarily due to lower costs associated with abandonment and closure activities for the mine and gasifier-related assets of the Kemper IGCC at Mississippi Power.
See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under "Mississippi Power – Kemper County Energy Facility" for additional information.
Gain on Dispositions, Net

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$2,497	N/M
N/M - Not meaningful
In the first quarter 2019, a net gain on dispositions of $2.5 billion ($1.3 billion gain after tax) was recorded related to the sale of Gulf Power. See Note (K) to the Condensed Financial Statements under "Southern Company" herein for additional information.
Interest Expense, Net of Amounts Capitalized

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(28)	(6.1)
In the first quarter 2019, interest expense, net of amounts capitalized was $430 million compared to $458 million in the corresponding period in 2018. Excluding a decrease of $13 million related to the sale of Gulf Power, the decrease was immaterial.
See FINANCIAL CONDITION AND LIQUIDITY – "Financing Activities" herein, Note 8 to the financial statements in Item 8 of the Form 10-K, and Note (F) to the Condensed Financial Statements herein for additional information.
Other Income (Expense), Net

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$18	30.0
In the first quarter 2019, other income (expense), net was $78 million compared to $60 million for the corresponding period in 2018. The increase was primarily due to an increase in interest income from a new tolling arrangement accounted for as a lease at Mississippi Power and temporary cash investments.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$1,247	N/M
N/M - Not meaningful
In the first quarter 2019, income taxes were $1.4 billion compared to $113 million for the corresponding period in 2018. The increase was primarily due to tax expense related to the sale of Gulf Power.
See Notes (G) and (K) to the Condensed Financial Statements herein for additional information.
Net Loss Attributable to Noncontrolling Interests

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$23	N/M
N/M - Not meaningful
Substantially all noncontrolling interests relate to renewable projects at Southern Power. See Note 7 to the financial statements in Item 8 of the Form 10-K under "Southern Power" for additional information.
In the first quarter 2019, net loss attributable to noncontrolling interests was $29 million compared to $6 million for the corresponding period in 2018. The increase was primarily related to tax equity partnerships entered into in 2018.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Company's future earnings potential. Future earnings will be impacted by the recently completed and additional pending disposition activities described herein, in Note (K) to the Condensed Financial Statements herein, and in Note 15 to the financial statements in Item 8 of the Form 10-K. The level of Southern Company's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of the Southern Company system's primary businesses of selling electricity and distributing natural gas. These factors include the traditional electric operating companies' and the natural gas distribution utilities' ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs during a time of increasing costs, continued customer growth, and, for the traditional electric operating companies, the weak pace of growth in electricity use per customer, especially in residential and commercial markets. Plant Vogtle Units 3 and 4 construction and rate recovery and the profitability of Southern Power's competitive wholesale business are also major factors.
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
In November 2018, Southern Power entered into an agreement to sell all of its equity interests in Plant Mankato (including the 385-MW expansion currently under construction) for an aggregate purchase price of approximately $650 million. The completion of the disposition is subject to the expansion unit reaching commercial operation as well as various other customary conditions to closing, including FERC and state commission approvals. On April 17, 2019, Southern Power entered into an agreement to sell all of its equity interests in the Nacogdoches biomass-fueled facility to Austin Energy for an aggregate purchase price of $460 million, subject to customary closing conditions and working capital adjustments. Each of these sales is expected to close in mid-2019; however, the ultimate outcome of these matters cannot be determined at this time.
For additional information relating to these issues, see RISK FACTORS and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Southern Company in Item 7 of the Form 10-K.
Environmental Matters
The Southern Company system's operations are regulated by state and federal environmental agencies through a variety of laws and regulations governing air, water, land, and protection of other natural resources. The Southern Company system maintains comprehensive environmental compliance and GHG strategies to assess upcoming requirements and compliance costs associated with these environmental laws and regulations. The costs, including capital expenditures, operations and maintenance costs, and costs reflected in ARO liabilities, required to comply with environmental laws and regulations and to achieve stated goals may impact future electric generating unit retirement and replacement decisions, results of operations, cash flows, and/or financial condition. Related costs may result from the installation of additional environmental controls, closure and monitoring of CCR facilities, unit retirements, or changing fuel sources for certain existing units, as well as related upgrades to the Southern Company system's transmission and distribution (electric and natural gas) systems. A major portion of these costs is expected to be recovered through retail and wholesale rates. The ultimate impact of environmental laws and regulations and GHG goals will depend on various factors, such as state adoption and implementation of requirements, the availability and cost of any deployed technology, fuel prices, and the outcome of pending and/or future legal challenges.
New or revised environmental laws and regulations could affect many areas of the traditional electric operating companies', Southern Power's, and the natural gas distribution utilities' operations. The impact of any such changes cannot be determined at this time. Environmental compliance costs could affect earnings if such costs cannot continue to be recovered in rates on a timely basis for the traditional electric operating companies and the natural gas distribution utilities or through long-term wholesale agreements for the traditional electric operating companies and Southern Power. Further, increased costs that are recovered through regulated rates could contribute to reduced demand for electricity and natural gas, which could negatively affect results of operations, cash flows, and/or financial condition. Additionally, many commercial and industrial customers may also be affected by existing and future environmental requirements, which for some may have the potential to ultimately affect their demand for electricity and natural gas. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" of Southern Company in Item 7 and Note 3 to the financial statements under "Environmental Matters" in Item 8 of the Form 10-K for additional information.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulatory Matters
See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information.
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
Environmental Accounting Order
In connection with management's decision to retire Plant Gorgas, in February 2019, Alabama Power reclassified approximately $1.3 billion for Plant Gorgas Unit 10 from plant in service, net of depreciation to other utility plant, net and continued to depreciate the asset according to the original depreciation rates. On April 15, 2019, Alabama Power retired Plant Gorgas Units 8, 9, and 10 and reclassified approximately $740 million of the remaining net investment costs of the units to a regulatory asset to be recovered over the units' remaining useful lives as established prior to the decision to retire. Additionally, approximately $700 million of net capitalized asset retirement costs will be reclassified to a regulatory asset and recovered in accordance with accounting guidance provided by the Alabama PSC. See Note 2 to the financial statements under "Alabama Power – Environmental Accounting Order" and Note 6 in Item 8 of the Form 10-K for additional information.
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
Mississippi Power
Kemper County Energy Facility
As the mining permit holder, Liberty Fuels Company, LLC has a legal obligation to perform mine reclamation, and Mississippi Power has a contractual obligation to fund all reclamation activities. As a result of the abandonment of the Kemper IGCC, final mine reclamation began in 2018 and is expected to be substantially completed in 2020, with monitoring expected to continue through 2027. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.
During the first quarter 2019, Mississippi Power recorded pre-tax charges to income of $2 million ($1 million after tax), primarily resulting from the abandonment and related closure activities and ongoing period costs, net of sales proceeds, for the mine and gasifier-related assets at the Kemper County energy facility. Additional closure costs for

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the mine and gasifier-related assets, currently estimated at up to $10 million pre-tax (excluding salvage, net of dismantlement costs), may be incurred through the first half of 2020. In addition, period costs, including, but not limited to, costs for compliance and safety, ARO accretion, and property taxes for the mine and gasifier-related assets, are estimated at $11 million for the remainder of 2019 and $2 million to $6 million annually in 2020 through 2023.
In addition, Mississippi Power constructed the CO2 pipeline for the planned transport of captured CO2 for use in enhanced oil recovery and is currently evaluating its options regarding the final disposition of the CO2 pipeline, including removal of the pipeline. This evaluation is expected to be complete later in 2019. If Mississippi Power ultimately decides to remove the CO2 pipeline, the cost of removal could have a material impact on Southern Company's financial statements.
In December 2018, Mississippi Power filed with the DOE its request for property closeout certification under the contract related to the $387 million of grants received. Mississippi Power and the DOE are currently in discussions regarding the requested closeout and property disposition, which may require payment to the DOE for a portion of certain property that is to be retained by Mississippi Power. In connection with the DOE closeout discussions, on April 29, 2019, the Civil Division of the Department of Justice informed Southern Company and Mississippi Power of an investigation related to the Kemper County energy facility. The ultimate outcome of these matters cannot be determined at this time; however, they could have a material impact on Southern Company's financial statements.
Southern Company Gas
The natural gas distribution utilities are subject to regulation and oversight by their respective state regulatory agencies for the rates charged to their customers and other matters. With the exception of Atlanta Gas Light, which does not sell natural gas to end-use customers, the natural gas distribution utilities are authorized by the relevant regulatory agencies in the states in which they serve to use natural gas cost recovery mechanisms that adjust rates to reflect changes in the wholesale cost of natural gas and ensure recovery of all costs prudently incurred in purchasing natural gas for customers. Natural gas cost recovery revenues are adjusted for differences in actual recoverable natural gas costs and amounts billed in current regulated rates. Changes in the billing factor will not have a significant effect on revenues or net income, but will affect cash flows. In addition to natural gas cost recovery mechanisms, there are other cost recovery mechanisms, such as regulatory riders, which vary by utility but allow recovery of certain costs, such as those related to infrastructure replacement programs, as well as environmental remediation and energy efficiency plans.
In November 2018, Nicor Gas filed a general base rate case with the Illinois Commission requesting a $230 million increase in annual base rate revenues. The requested increase is based on a projected test year for the 12-month period ending September 30, 2020, a ROE of 10.6%, and an increase in the equity ratio from 52% to 54% to address the negative cash flow and credit metric impacts of the Tax Reform Legislation.
On April 16, 2019, Nicor Gas entered into a stipulation agreement to resolve all related issues with the Staff of the Illinois Commission, including a ROE of 9.86% and an equity ratio of 54%. Also on April 16, 2019, Nicor Gas filed its rebuttal testimony with the Illinois Commission incorporating the stipulation agreement and addressing the remaining items outstanding with the other two intervenors. As a result of the stipulation agreement and rebuttal testimony, the revised requested annual revenue increase is $180 million.
The Illinois Commission is expected to rule on the requested increase within the statutory time limit of 11 months from the filing of the rate case, after which rate adjustments will be effective.
Atlanta Gas Light is required to file a traditional base rate case no later than June 3, 2019 for rates effective January 1, 2020.
The ultimate outcome of these matters cannot be determined at this time.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Construction Program
Overview
The subsidiary companies of Southern Company are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. The Southern Company system intends to continue its strategy of developing and constructing new electric generating facilities, adding environmental modifications to certain existing units, expanding and improving the electric transmission and distribution systems, and updating and expanding the natural gas distribution systems. For the traditional electric operating companies, major generation construction projects are subject to state PSC approval in order to be included in retail rates. While Southern Power generally constructs and acquires generation assets covered by long-term PPAs, any uncontracted capacity could negatively affect future earnings. Southern Company Gas is engaged in various infrastructure improvement programs designed to update or expand the natural gas distribution systems of the natural gas distribution utilities to improve reliability and meet operational flexibility and growth. The natural gas distribution utilities recover their investment and a return associated with these infrastructure programs through their regulated rates. See Notes 2 and 15 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" and "Southern Power," respectively, in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
The largest construction project currently underway in the Southern Company system is Plant Vogtle Units 3 and 4 (45.7% ownership interest by Georgia Power in the two units, each with approximately 1,100 MWs). See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K and "Nuclear Construction" herein for additional information.
Also see FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" herein for additional information regarding Southern Company's capital requirements for its subsidiaries' construction programs.
Nuclear Construction
See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K for additional information regarding the construction of Plant Vogtle Units 3 and 4, the joint ownership agreements and related funding agreement, VCM reports, and the NCCR tariff.
In 2009, the Georgia PSC certified construction of Plant Vogtle Units 3 and 4. Georgia Power holds a 45.7% ownership interest in Plant Vogtle Units 3 and 4. In 2012, the NRC issued the related combined construction and operating licenses, which allowed full construction of the two AP1000 nuclear units (with electric generating capacity of approximately 1,100 MWs each) and related facilities to begin. Until March 2017, construction on Plant Vogtle Units 3 and 4 continued under the Vogtle 3 and 4 Agreement, which was a substantially fixed price agreement. In March 2017, the EPC Contractor filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. In connection with the EPC Contractor's bankruptcy filing, Georgia Power, acting for itself and as agent for the other Vogtle Owners, entered into several transitional arrangements to allow construction to continue. In July 2017, Georgia Power, acting for itself and as agent for the other Vogtle Owners, entered into the Vogtle Services Agreement, whereby Westinghouse provides facility design and engineering services, procurement and technical support, and staff augmentation on a time and materials cost basis. The Vogtle Services Agreement provides that it will continue until the start-up and testing of Plant Vogtle Units 3 and 4 are complete and electricity is generated and sold from both units. The Vogtle Services Agreement is terminable by the Vogtle Owners upon 30 days' written notice.
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
Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4 by the expected in-service dates of November 2021 and November 2022, respectively, is as follows:

(in billions)
Base project capital cost forecast(a)(b)	$8.0
Construction contingency estimate	0.4
Total project capital cost forecast(a)(b)	8.4
Net investment as of March 31, 2019(b)	(4.9)
Remaining estimate to complete(a)	$3.5

(a)	Excludes financing costs expected to be capitalized through AFUDC of approximately $325 million.

(b)	Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related Customer Refunds.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.1 billion, of which $1.9 billion had been incurred through March 31, 2019.
In April 2019, Southern Nuclear completed a cost and schedule validation process to verify and update quantities of commodities remaining to install, labor hours to install remaining quantities and related productivity, testing and system turnover requirements, and forecasted staffing needs and related costs. This process confirmed the total estimated project capital cost forecast for Plant Vogtle Units 3 and 4. The expected in-service dates of November 2021 for Unit 3 and November 2022 for Unit 4, as previously approved by the Georgia PSC, remain unchanged.
As construction continues, challenges with management of contractors, subcontractors, and vendors; supervision of craft labor and related craft labor productivity, ability to attract and retain craft labor, and/or related cost escalation; procurement, fabrication, delivery, assembly, and/or installation and the initial testing and start-up, including any required engineering changes, of plant systems, structures, or components (some of which are based on new technology that only recently began initial operation in the global nuclear industry at this scale), any of which may require additional labor and/or materials; or other issues could arise and change the projected schedule and estimated cost. Monthly construction production targets established as part of a strategy to maintain and build margin to the approved in-service dates will continue to increase significantly throughout 2019. To meet these increasing monthly targets, existing craft construction productivity must improve and additional craft laborers must be retained and deployed.
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

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The ultimate outcome of these matters cannot be determined at this time. However, any extension of the regulatory-approved project schedule is currently estimated to result in additional base capital costs of approximately $50 million per month, based on Georgia Power's ownership interests, and AFUDC of approximately $12 million per month. While Georgia Power is not precluded from seeking recovery of any future capital cost forecast increase, management will ultimately determine whether or not to seek recovery. Any further changes to the capital cost forecast that are not expected to be recoverable through regulated rates will be required to be charged to income and such charges could be material.
Joint Owner Contracts
In November 2017, the Vogtle Owners entered into an amendment to their joint ownership agreements for Plant Vogtle Units 3 and 4 to provide for, among other conditions, additional Vogtle Owner approval requirements. Effective in August 2018, the Vogtle Owners further amended the joint ownership agreements to clarify and provide procedures for certain provisions of the joint ownership agreements related to adverse events that require the vote of the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 to continue construction (as amended, and together with the November 2017 amendment, the Vogtle Joint Ownership Agreements). The Vogtle Joint Ownership Agreements also confirm that the Vogtle Owners' sole recourse against Georgia Power or Southern Nuclear for any action or inaction in connection with their performance as agent for the Vogtle Owners is limited to removal of Georgia Power and/or Southern Nuclear as agent, except in cases of willful misconduct.
As a result of the increase in the total project capital cost forecast and Georgia Power's decision not to seek rate recovery of the increase in the base capital costs in conjunction with the nineteenth VCM report, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 were required to vote to continue construction. In September 2018, the Vogtle Owners unanimously voted to continue construction of Plant Vogtle Units 3 and 4.
Amendments to the Vogtle Joint Ownership Agreements
In connection with the vote to continue construction, Georgia Power entered into (i) the Vogtle Owner Term Sheet with the other Vogtle Owners and MEAG's wholly-owned subsidiaries MEAG SPVJ, MEAG Power SPVM, LLC (MEAG SPVM), and MEAG Power SPVP, LLC (MEAG SPVP) to take certain actions which partially mitigate potential financial exposure for the other Vogtle Owners, including additional amendments to the Vogtle Joint Ownership Agreements and the purchase of PTCs from the other Vogtle Owners at pre-established prices, and (ii) the MEAG Term Sheet with MEAG and MEAG SPVJ to provide funding with respect to MEAG SPVJ's ownership interest in Plant Vogtle Units 3 and 4 under certain circumstances. On January 14, 2019, Georgia Power, MEAG, and MEAG SPVJ entered into an agreement to implement the provisions of the MEAG Term Sheet. On February 18, 2019, Georgia Power, the other Vogtle Owners, and MEAG's wholly-owned subsidiaries MEAG SPVJ, MEAG SPVM, and MEAG SPVP entered into certain amendments to the Vogtle Joint Ownership Agreements to implement the provisions of the Vogtle Owner Term Sheet.
The ultimate outcome of these matters cannot be determined at this time.
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. At March 31, 2019, Georgia Power had recovered approximately $1.9 billion of financing costs. Financing costs related to capital costs above $4.418 billion will be recovered through AFUDC; however, Georgia Power will not record AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery. In December 2018, the Georgia PSC approved Georgia Power's request to increase the NCCR tariff by $88 million annually, effective January 1, 2019.

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
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) Georgia Power's seventeenth VCM report and modified the Vogtle Cost Settlement Agreement. The Vogtle Cost Settlement Agreement, as modified by the January 11, 2018 order, resolved the following regulatory matters related to Plant Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the amounts paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and related Customer Refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and deemed reasonable Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap and that prudence decisions on cost recovery will be made at a later date, consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC in the 2013 ARP) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that upon Unit 3 reaching commercial operation, retail base rates would be adjusted to include carrying costs on those capital costs deemed prudent in the Vogtle Cost Settlement Agreement. The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective Unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $100 million in 2018 and are estimated to have negative earnings impacts of approximately $75 million in 2019 and an aggregate of approximately $635 million from 2020 to 2022.
In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
In February 2018, Georgia Interfaith Power & Light, Inc. (GIPL) and Partnership for Southern Equity, Inc. (PSE) filed a petition appealing the Georgia PSC's January 11, 2018 order with the Fulton County Superior Court. In March 2018, Georgia Watch filed a similar appeal to the Fulton County Superior Court for judicial review of the Georgia PSC's decision and denial of Georgia Watch's motion for reconsideration. In December 2018, the Fulton County Superior Court granted Georgia Power's motion to dismiss the two appeals. On January 9, 2019, GIPL, PSE, and Georgia Watch filed an appeal of this decision with the Georgia Court of Appeals. Georgia Power believes the appeal has no merit; however, an adverse outcome in the appeal combined with subsequent adverse action by the Georgia PSC could have a material impact on Southern Company's results of operations, financial condition, and liquidity.
In August 2018, Georgia Power filed its nineteenth VCM report with the Georgia PSC, which requested approval of $578 million of construction capital costs incurred from January 1, 2018 through June 30, 2018. On February 19, 2019, the Georgia PSC approved the nineteenth VCM, but deferred approval of $51.6 million of expenditures

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

related to Georgia Power's portion of an administrative claim filed in the Westinghouse bankruptcy proceedings. Through the nineteenth VCM, the Georgia PSC has approved total construction capital costs incurred through June 30, 2018 of $5.4 billion (before $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related Customer Refunds). In addition, the staff of the Georgia PSC requested, and Georgia Power agreed, to report the results of the cost and schedule validation process to the Georgia PSC (which is expected to occur by May 1, 2019) and to file its twentieth VCM report concurrently with the twenty-first VCM report by August 31, 2019.
The ultimate outcome of these matters cannot be determined at this time.
See RISK FACTORS of Southern Company in the Form 10-K for a discussion of certain risks associated with the licensing, construction, and operation of nuclear generating units, including potential impacts that could result from a major incident at a nuclear facility anywhere in the world.
DOE Financing
At March 31, 2019, Georgia Power had borrowed $3.46 billion related to Plant Vogtle Units 3 and 4 costs as provided through the Amended and Restated Loan Guarantee Agreement and related multi-advance credit facilities among Georgia Power, the DOE, and the FFB, which provide for borrowings of up to approximately $5.130 billion, subject to the satisfaction of certain conditions. See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information, including applicable covenants, events of default, mandatory prepayment events, and conditions to borrowing.
The ultimate outcome of these matters cannot be determined at this time.
Other Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters" of Southern Company in Item 7 for additional information.
Southern Company and its subsidiaries are involved in various other matters that could affect future earnings, including matters being litigated, as well as other regulatory matters and matters that could result in asset impairments. In addition, Southern Company and its subsidiaries are subject to certain claims and legal actions arising in the ordinary course of business. The business activities of Southern Company's subsidiaries are subject to extensive governmental regulation related to public health and the environment, such as laws and regulations governing air, water, land, and protection of other natural resources. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental laws and regulations, has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
The ultimate outcome of such pending or potential litigation, regulatory matters, or potential asset impairments cannot be predicted at this time; however, for current proceedings not specifically reported in Notes (B) and (C) to the Condensed Financial Statements herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Southern Company's financial statements. See Notes (B) and (C) to the Condensed Financial Statements herein for a discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
Litigation
In January 2017, a putative securities class action complaint was filed against Southern Company, certain of its officers, and certain former Mississippi Power officers in the U.S. District Court for the Northern District of Georgia by Monroe County Employees' Retirement System on behalf of all persons who purchased shares of Southern Company's common stock between April 25, 2012 and October 29, 2013. The complaint alleges that Southern Company, certain of its officers, and certain former Mississippi Power officers made materially false and

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

misleading statements regarding the Kemper County energy facility in violation of certain provisions under the Securities Exchange Act of 1934, as amended. The complaint seeks, among other things, compensatory damages and litigation costs and attorneys' fees. In 2017, the plaintiffs filed an amended complaint that provided additional detail about their claims, increased the purported class period by one day, and added certain other former Mississippi Power officers as defendants. Also in 2017, the defendants filed a motion to dismiss the plaintiffs' amended complaint with prejudice, to which the plaintiffs filed an opposition. In March 2018, the court issued an order granting, in part, the defendants' motion to dismiss. The court dismissed certain claims against certain officers of Southern Company and Mississippi Power and dismissed the allegations related to a number of the statements that plaintiffs challenged as being false or misleading. In April 2018, the defendants filed a motion for reconsideration of the court's order, seeking dismissal of the remaining claims in the lawsuit. In August 2018, the court denied the motion for reconsideration and denied a motion to certify the issue for interlocutory appeal.
In February 2017, Jean Vineyard and Judy Mesirov each filed a shareholder derivative lawsuit in the U.S. District Court for the Northern District of Georgia. Each of these lawsuits names as defendants Southern Company, certain of its directors, certain of its officers, and certain former Mississippi Power officers. In 2017, these two shareholder derivative lawsuits were consolidated in the U.S. District Court for the Northern District of Georgia. The complaints allege that the defendants caused Southern Company to make false or misleading statements regarding the Kemper County energy facility cost and schedule. Further, the complaints allege that the defendants were unjustly enriched and caused the waste of corporate assets and also allege that the individual defendants violated their fiduciary duties. Each plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and, on each plaintiff's own behalf, attorneys' fees and costs in bringing the lawsuit. Each plaintiff also seeks certain changes to Southern Company's corporate governance and internal processes. In April 2018, the court entered an order staying this lawsuit until 30 days after the resolution of any dispositive motions or any settlement, whichever is earlier, in the putative securities class action.
In May 2017, Helen E. Piper Survivor's Trust filed a shareholder derivative lawsuit in the Superior Court of Gwinnett County, Georgia that names as defendants Southern Company, certain of its directors, certain of its officers, and certain former Mississippi Power officers. The complaint alleges that the individual defendants, among other things, breached their fiduciary duties in connection with schedule delays and cost overruns associated with the construction of the Kemper County energy facility. The complaint further alleges that the individual defendants authorized or failed to correct false and misleading statements regarding the Kemper County energy facility schedule and cost and failed to implement necessary internal controls to prevent harm to Southern Company. The plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and disgorgement of profits and, on its behalf, attorneys' fees and costs in bringing the lawsuit. The plaintiff also seeks certain unspecified changes to Southern Company's corporate governance and internal processes. In May 2018, the court entered an order staying this lawsuit until 30 days after the resolution of any dispositive motions or any settlement, whichever is earlier, in the putative securities class action.
In May 2018, Southern Company and Mississippi Power received a notice of dispute and arbitration demand filed by Martin Product Sales, LLC (Martin) based on two agreements, both related to Kemper IGCC byproducts for which Mississippi Power provided termination notices in 2017. Martin alleges breach of contract, breach of good faith and fair dealing, fraud and misrepresentation, and civil conspiracy and makes a claim for damages in the amount of approximately $143 million, as well as additional unspecified damages, attorney's fees, costs, and interest. In the first quarter 2019, Mississippi Power and Southern Company filed motions to dismiss.
Southern Company believes these legal challenges have no merit; however, an adverse outcome in any of these proceedings could have an impact on Southern Company's results of operations, financial condition, and liquidity. The ultimate outcome of these matters cannot be determined at this time.
Mississippi Power
In conjunction with Southern Company's sale of Gulf Power, Mississippi Power and Gulf Power have committed to seek a restructuring of their 50% undivided ownership interests in Plant Daniel such that each of them would, after the restructuring, own 100% of a generating unit. On January 15, 2019, Gulf Power provided notice to Mississippi

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Power that Gulf Power will retire its share of the generating capacity of Plant Daniel on January 15, 2024. Mississippi Power has the option to purchase Gulf Power's ownership interest for $1 on January 15, 2024, provided that Mississippi Power exercises the option no later than 120 days prior to that date. Mississippi Power is assessing the potential operational and economic effects of Gulf Power's notice. The ultimate outcome of these matters remains subject to completion of Mississippi Power's evaluations and applicable regulatory approvals, including by the FERC and the Mississippi PSC, and cannot be determined at this time. See Note (K) to the Condensed Financial Statements under "Southern Company" herein for information regarding the sale of Gulf Power.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Southern Company prepares its consolidated financial statements in accordance with GAAP. Significant accounting policies are described in Notes 1, 5, and 6 to the financial statements in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Company's results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates" of Southern Company in Item 7 of the Form 10-K for a complete discussion of Southern Company's critical accounting policies and estimates.
Recently Issued Accounting Standards
See Note (A) to the Condensed Financial Statements herein for information regarding Southern Company's recently adopted accounting standards.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Southern Company in Item 7 of the Form 10-K for additional information. Southern Company's financial condition remained stable at March 31, 2019. Southern Company intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $0.7 billion for the first three months of 2019, a decrease of $0.8 billion from the corresponding period in 2018. The decrease in net cash provided from operating activities was primarily due to the timing of vendor payments and the impacts of the Gulf Power disposition and the Southern Company Gas Dispositions. Net cash provided from investing activities totaled $2.5 billion for the first three months of 2019 primarily due to proceeds from the sale of Gulf Power, partially offset by the traditional electric operating companies' installation of equipment to comply with environmental standards and construction of electric generation, transmission, and distribution facilities and capital expenditures for Southern Company Gas' infrastructure replacement programs. Net cash used for financing activities totaled $3.4 billion for the first three months of 2019 primarily due to repayments of short-term bank debt, net redemptions and repurchases of long-term debt, and common stock dividend payments. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities. See Notes (F) and (K) to the Condensed Financial Statements herein for additional information.
Significant balance sheet changes for the first three months of 2019 include decreases in assets and liabilities held for sale of $4.9 billion and $3.2 billion, respectively, primarily related to the sale of Gulf Power; the recording of $1.9 billion in operating lease right-of-use assets, net of amortization and operating lease obligations related to the adoption of FASB ASC Topic 842, Leases; a decrease of $1.7 billion in notes payable related to the repayment of short-term bank debt; an increase of $1.6 billion in total stockholders' equity primarily related to the gain on the sale

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of Gulf Power; an increase of $1.4 billion in accumulated deferred income taxes primarily related to the expected utilization of tax credit carryforwards in the 2019 tax year as a result of increased taxable income from the sale of Gulf Power; a decrease of $1.2 billion in long-term debt (including amounts due within one year) resulting from net repayments of long-term debt; and an increase of $0.8 billion in total property, plant, and equipment primarily related to the traditional electric operating companies' installation of equipment to comply with environmental standards and construction of electric generation, transmission, and distribution facilities. See Notes (F), (K), and (L) to the Condensed Financial Statements herein for additional information.
At the end of the first quarter 2019, the market price of Southern Company's common stock was $51.68 per share (based on the closing price as reported on the New York Stock Exchange) and the book value was $25.41 per share, representing a market-to-book ratio of 203%, compared to $43.92, $23.91, and 184%, respectively, at the end of 2018. Southern Company's common stock dividend for the first quarter 2019 was $0.60 per share compared to $0.58 per share in the first quarter 2018.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Company in Item 7 of the Form 10-K for a description of Southern Company's capital requirements and contractual obligations. Approximately $2.3 billion will be required through March 31, 2020 to fund maturities of long-term debt. See "Sources of Capital" herein for additional information.
The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental laws and regulations; the outcome of any legal challenges to environmental rules; changes in electric generating plants, including unit retirements and replacements and adding or changing fuel sources at existing electric generating units, to meet regulatory requirements; changes in FERC rules and regulations; state regulatory agency approvals; changes in the expected environmental compliance program; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; storm impacts; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. Additionally, planned expenditures for plant acquisitions may vary due to market opportunities and Southern Power's ability to execute its growth strategy. See Note 15 to the financial statements under "Southern Power" in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information regarding Southern Power's plant acquisitions and construction projects.
The construction program also includes Plant Vogtle Units 3 and 4, which includes components based on new technology that only recently began initial operation in the global nuclear industry at this scale and which may be subject to additional revised cost estimates during construction. The ability to control costs and avoid cost and schedule overruns during the development, construction, and operation of new facilities is subject to a number of factors, including, but not limited to, changes in labor costs, availability, and productivity; challenges with management of contractors, subcontractors, or vendors; adverse weather conditions; shortages, increased costs, or inconsistent quality of equipment, materials, and labor; contractor or supplier delay; non-performance under construction, operating, or other agreements; operational readiness, including specialized operator training and required site safety programs; engineering or design problems; design and other licensing-based compliance matters, including the timely resolution of ITAAC and the related approvals by the NRC; challenges with start-up activities, including major equipment failure and system integration; and/or operational performance. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for information regarding Plant Vogtle Units 3 and 4 and additional factors that may impact construction expenditures.

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
Except as described herein, the traditional electric operating companies, Southern Power, and Southern Company Gas plan to obtain the funds required for construction and other purposes from operating cash flows, external security issuances, borrowings from financial institutions, and equity contributions or loans from Southern Company. Southern Power also plans to utilize tax equity partnership contributions, as well as funds resulting from its pending asset sales. However, the amount, type, and timing of any future financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" of Southern Company in Item 7 of the Form 10-K for additional information. Also see Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information regarding the pending sales of Plants Mankato and Nacogdoches.
In addition, in 2014, Georgia Power entered into a loan guarantee agreement with the DOE and, in March 2019, entered into the Amended and Restated Loan Guarantee Agreement, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4.
Under the Amended and Restated Loan Guarantee Agreement, the DOE has agreed to guarantee the obligations of Georgia Power under note purchase agreements among the DOE, Georgia Power, and the FFB and related promissory notes which provide for two multi-advance term loan facilities (FFB Credit Facilities). Under the FFB Credit Facilities, Georgia Power may make term loan borrowings through the FFB in an amount up to approximately $5.130 billion, provided that total aggregate borrowings under the FFB Credit Facilities may not exceed 70% of (i) Eligible Project Costs minus (ii) approximately $1.492 billion (reflecting the amounts received by Georgia Power under the Guarantee Settlement Agreement less the Customer Refunds). At March 31, 2019, Georgia Power had borrowed $3.46 billion under the FFB Credit Facilities.
See Note (F) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information regarding the Amended and Restated Loan Guarantee Agreement, including applicable covenants, events of default, mandatory prepayment events, and additional conditions to borrowing. Also see Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
Southern Company's current liabilities frequently exceed current assets because of scheduled maturities of long-term debt and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. As of March 31, 2019, Southern Company's current liabilities exceeded current assets by $1.2 billion, primarily due to long-term debt that is due within one year of $2.3 billion (including approximately $1.0 billion at Georgia Power, $0.3 billion at Mississippi Power, $0.6 billion at Southern Power, and $0.4 billion at Southern Company Gas) and notes payable of $1.3 billion (including approximately $0.5 billion at the parent company, $0.3 billion at Georgia Power, $0.1 billion at Southern Power, and $0.4 billion at Southern Company Gas), partially offset by $1.4 billion of cash and cash equivalents. To meet short-term cash needs and contingencies, the Southern Company system has substantial cash flow from operating activities and access to capital markets and financial institutions. Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas intend to utilize operating cash flows, as well as commercial paper, lines of credit, bank notes, and securities issuances, as market conditions permit, as well as, under certain circumstances for the traditional electric

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

operating companies, Southern Power, and Southern Company Gas, equity contributions and/or loans from Southern Company to meet their short-term capital needs.
At March 31, 2019, Southern Company and its subsidiaries had approximately $1.4 billion of cash and cash equivalents. Committed credit arrangements with banks at March 31, 2019 were as follows:

	Expires
Company	2019	2020	2022	Total	Unused(d)
	(in millions)
Southern Company(a)	$—	$—	$2,000	$2,000	$1,999
Alabama Power	33	500	800	1,333	1,333
Georgia Power	—	—	1,750	1,750	1,736
Mississippi Power	100	—	—	100	100
Southern Power(b)	—	—	750	750	741
Southern Company Gas(c)	—	—	1,900	1,900	1,895
Other	30	—	—	30	30
Southern Company Consolidated	$163	$500	$7,200	$7,863	$7,834

(a)	Represents the Southern Company parent entity.

(b)
Does not include Southern Power Company's $120 million continuing letter of credit facility for standby letters of credit expiring in 2021, of which $24 million was unused at March 31, 2019. Southern Power's subsidiaries are not parties to its bank credit arrangement.

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
See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
Most of these bank credit arrangements, as well as the term loan arrangements of Alabama Power, Southern Power Company, and SEGCO, contain covenants that limit debt levels and contain cross-acceleration or cross-default provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. Such cross-default provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness or guarantee obligations over a specified threshold. Such cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. At March 31, 2019, Southern Company, the traditional electric operating companies, Southern Power Company, Southern Company Gas, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
Subject to applicable market conditions, Southern Company and its subsidiaries expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, Southern Company and its subsidiaries may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of Southern Company, the traditional electric operating companies, Southern Power Company, Southern Company Gas, Nicor Gas, and SEGCO. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support as of March 31, 2019 was approximately $1.4 billion. In addition, at March 31, 2019, the traditional electric operating companies had approximately $432 million of revenue bonds outstanding that are required to be remarketed within the next 12 months. Subsequent to March 31, 2019, Georgia Power purchased and held approximately $115 million of outstanding pollution control revenue bonds required to be remarketed.

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
Details of short-term borrowings were as follows:

	Short-term Debt at March 31, 2019		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$1,151	2.9%	$1,248	2.9%	$2,293
Short-term bank debt	100	3.1%	208	3.2%	1,850
Total	$1,251	2.9%	$1,456	2.9%

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended March 31, 2019.
Southern Company believes the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, bank term loans, and operating cash flows.
Credit Rating Risk
At March 31, 2019, Southern Company and its subsidiaries did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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
The maximum potential collateral requirements under these contracts at March 31, 2019 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and/or Baa2	$30
At BBB- and/or Baa3	$433
At BB+ and/or Ba1(*)	$1,988

(*)	Any additional credit rating downgrades at or below BB- and/or Ba3 could increase collateral requirements up to an additional $38 million.
Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, a credit rating downgrade could impact the ability of Southern Company and its subsidiaries to access capital markets, and would be likely to impact the cost at which they do so.
As a result of the Tax Reform Legislation, certain financial metrics, such as the funds from operations to debt percentage, used by the credit rating agencies to assess Southern Company and its subsidiaries may be negatively impacted. Southern Company and most of its regulated subsidiaries have taken actions to mitigate the resulting impacts, which, among other alternatives, include adjusting capital structure. Absent actions by Southern Company and its subsidiaries that fully mitigate the impacts, the credit ratings of Southern Company and certain of its subsidiaries could be negatively affected. See Note 2 to the financial statements in Item 8 of the Form 10-K for

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

additional information related to state PSC or other regulatory agency actions related to the Tax Reform Legislation, including approvals of capital structure adjustments for Alabama Power, Georgia Power, and Atlanta Gas Light by their respective state PSCs and a similar request by Nicor Gas currently pending Illinois Commission approval, which are expected to help mitigate the potential adverse impacts to certain of their credit metrics.
Financing Activities
During the first three months of 2019, Southern Company issued approximately 6.5 million shares of common stock primarily through employee equity compensation plans and received proceeds of approximately $224 million.
The following table outlines the long-term debt financing activities for Southern Company and its subsidiaries for the first three months of 2019:

Company	Senior Note Maturities, Redemptions, and Repurchases	Revenue Bond Issuances and Reofferings of Purchased Bonds	Revenue Bond Maturities, Redemptions, and Repurchases	Other Long-Term Debt Issuances	Other Long-Term Debt Redemptions and Maturities(a)
	(in millions)
Southern Company(b)	$2,100	$—	$—	$—	$—
Alabama Power	200	—	—	—	—
Georgia Power	—	343	108	835	2
Mississippi Power	—	43	—	—	—
Other	—	—	—	—	19
Southern Company Consolidated	$2,300	$386	$108	$835	$21

(a)	Includes reductions in finance lease obligations resulting from cash payments under finance leases.

(b)	Represents the Southern Company parent entity.
Except as otherwise described herein, Southern Company and its subsidiaries used the proceeds of debt issuances for their redemptions and maturities shown in the table above, to repay short-term indebtedness, and for general corporate purposes, including working capital. The subsidiaries also used the proceeds for their construction programs.
In January 2019, Southern Company repaid a $250 million short-term uncommitted bank credit arrangement and a $1.5 billion short-term floating rate bank loan.
Also in January 2019, through cash tender offers, Southern Company repurchased and retired approximately $522 million of the $1.0 billion aggregate principal amount outstanding of its 1.85% Senior Notes due July 1, 2019 (1.85% Notes), approximately $180 million of the $350 million aggregate principal amount outstanding of its Series 2014B 2.15% Senior Notes due September 1, 2019 (Series 2014B Notes), and approximately $504 million of the $750 million aggregate principal amount outstanding of its Series 2018A Floating Rate Notes due February 14, 2020 (Series 2018A Notes), for an aggregate purchase price, excluding accrued and unpaid interest, of approximately $1.2 billion. In addition, following the completion of the cash tender offers, in February 2019, Southern Company completed the redemption of all of the Series 2018A Notes, 1.85% Notes, and Series 2014B Notes remaining outstanding.
As reflected in the table above, in March 2019, Georgia Power made additional borrowings under the FFB Credit Facilities in an aggregate principal amount of $835 million at an interest rate of 3.213% through the final maturity date of February 20, 2044. The proceeds were used to reimburse Georgia Power for Eligible Project Costs relating to the construction of Plant Vogtle Units 3 and 4.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent to March 31, 2019, Georgia Power purchased and held the following pollution control revenue bonds, which may be reoffered to the public at a later date:

•	$55 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Fourth Series 1994;

•	$30 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Fourth Series 1995;

•	$20 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Ninth Series 1994; and

•	$10 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Second Series 1994.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Company and its subsidiaries plan to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

PART I
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended March 31, 2019, there were no material changes to Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, and Southern Power's disclosures about market risk. For additional market risk disclosures relating to Southern Company Gas, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of Southern Company Gas herein. For an in-depth discussion of each registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of each registrant in Item 7 of the Form 10-K and Note 1 to the financial statements under "Financial Instruments" and Notes 13 and 14 to the financial statements in Item 8 of the Form 10-K. Also see Notes (I) and (J) to the Condensed Financial Statements herein for information relating to derivative instruments.
Item 4. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas conducted separate evaluations under the supervision and with the participation of each company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon these evaluations, the Chief Executive Officer and the Chief Financial Officer, in each case, concluded that the disclosure controls and procedures are effective.

(b)	Changes in internal controls over financial reporting.
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the first quarter 2019 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Operating Revenues:
Retail revenues	$1,213	$1,285
Wholesale revenues, non-affiliates	61	74
Wholesale revenues, affiliates	60	51
Other revenues	74	63
Total operating revenues	1,408	1,473
Operating Expenses:
Fuel	301	326
Purchased power, non-affiliates	37	64
Purchased power, affiliates	21	37
Other operations and maintenance	409	387
Depreciation and amortization	199	189
Taxes other than income taxes	103	98
Total operating expenses	1,070	1,101
Operating Income	338	372
Other Income and (Expense):
Allowance for equity funds used during construction	14	13
Interest expense, net of amounts capitalized	(83)	(79)
Other income (expense), net	14	5
Total other income and (expense)	(55)	(61)
Earnings Before Income Taxes	283	311
Income taxes	62	82
Net Income	221	229
Dividends on Preferred Stock	4	4
Net Income After Dividends on Preferred Stock	$217	$225

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Net Income	$221	$229
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $- and $1, respectively	1	1
Total other comprehensive income (loss)	1	1
Comprehensive Income	$222	$230
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Operating Activities:
Net income	$221	$229
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	244	228
Deferred income taxes	—	32
Other, net	(24)	(21)
Changes in certain current assets and liabilities —
-Receivables	105	(1)
-Prepayments	(78)	(82)
-Materials and supplies	(4)	(27)
-Other current assets	19	19
-Accounts payable	(286)	(216)
-Accrued taxes	80	57
-Accrued compensation	(122)	(108)
-Other current liabilities	(9)	45
Net cash provided from operating activities	146	155
Investing Activities:
Property additions	(390)	(490)
Nuclear decommissioning trust fund purchases	(68)	(50)
Nuclear decommissioning trust fund sales	68	51
Cost of removal, net of salvage	(16)	(19)
Change in construction payables	(95)	(50)
Other investing activities	(10)	(6)
Net cash used for investing activities	(511)	(564)
Financing Activities:
Increase in notes payable, net	—	245
Proceeds — Capital contributions from parent company	1,232	484
Redemptions — Senior notes	(200)	—
Payment of common stock dividends	(211)	(202)
Other financing activities	(10)	(9)
Net cash provided from financing activities	811	518
Net Change in Cash, Cash Equivalents, and Restricted Cash	446	109
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	313	544
Cash, Cash Equivalents, and Restricted Cash at End of Period	$759	$653
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $5 and $5 capitalized for 2019 and 2018, respectively)	$89	$84
Income taxes, net	—	9
Noncash transactions — Accrued property additions at end of period	176	195
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2019	At December 31, 2018
	(in millions)
Current Assets:
Cash and cash equivalents	$759	$313
Receivables —
Customer accounts receivable	382	403
Unbilled revenues	126	150
Affiliated	45	94
Other accounts and notes receivable	58	51
Accumulated provision for uncollectible accounts	(10)	(10)
Fossil fuel stock	120	141
Materials and supplies	558	546
Prepaid expenses	113	66
Other regulatory assets	125	137
Other current assets	21	18
Total current assets	2,297	1,909
Property, Plant, and Equipment:
In service	28,810	30,402
Less: Accumulated provision for depreciation	9,447	9,988
Plant in service, net of depreciation	19,363	20,414
Other utility plant, net	1,315	—
Nuclear fuel, at amortized cost	320	324
Construction work in progress	1,023	1,113
Total property, plant, and equipment	22,021	21,851
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	64	65
Nuclear decommissioning trusts, at fair value	933	847
Miscellaneous property and investments	129	127
Total other property and investments	1,126	1,039
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	160	—
Deferred charges related to income taxes	239	240
Deferred under recovered regulatory clause revenues	21	116
Other regulatory assets, deferred	1,350	1,386
Other deferred charges and assets	193	189
Total deferred charges and other assets	1,963	1,931
Total Assets	$27,407	$26,730
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2019	At December 31, 2018
	(in millions)
Current Liabilities:
Securities due within one year	$1	$201
Accounts payable —
Affiliated	262	364
Other	346	614
Customer deposits	97	96
Accrued taxes	97	44
Accrued interest	77	89
Accrued compensation	102	227
Asset retirement obligations	163	163
Other current liabilities	97	161
Total current liabilities	1,242	1,959
Long-term Debt	7,924	7,923
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,971	2,962
Deferred credits related to income taxes	2,015	2,027
Accumulated deferred ITCs	105	106
Employee benefit obligations	302	314
Operating lease obligations	147	—
Asset retirement obligations, deferred	3,064	3,047
Other cost of removal obligations	489	497
Other regulatory liabilities	107	69
Other deferred credits and liabilities	30	58
Total deferred credits and other liabilities	9,230	9,080
Total Liabilities	18,396	18,962
Redeemable Preferred Stock	291	291
Common Stockholder's Equity (See accompanying statements)	8,720	7,477
Total Liabilities and Stockholder's Equity	$27,407	$26,730
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2017	31	$1,222	$2,986	$2,647	$(26)	$6,829
Net income after dividends on preferred stock	—	—	—	225	—	225
Capital contributions from parent company	—	—	488	—	—	488
Other comprehensive income (loss)	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(202)	—	(202)
Other	—	—	—	—	(6)	(6)
Balance at March 31, 2018	31	$1,222	$3,474	$2,670	$(31)	$7,335

Balance at December 31, 2018	31	$1,222	$3,508	$2,775	$(28)	$7,477
Net income after dividends on preferred stock	—	—	—	217	—	217
Capital contributions from parent company	—	—	1,236	—	—	1,236
Other comprehensive income (loss)	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(211)	—	(211)
Balance at March 31, 2019	31	$1,222	$4,744	$2,781	$(27)	$8,720
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2019 vs. FIRST QUARTER 2018

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
RESULTS OF OPERATIONS
Net Income

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(8)	(3.6)
Alabama Power's net income after dividends on preferred stock for the first quarter 2019 was $217 million compared to $225 million for the corresponding period in 2018. This decrease was primarily related to a decrease in retail revenues associated with milder weather and lower customer usage and an increase in non-fuel operations and maintenance expenses. These decreases to income were partially offset by an increase in retail revenues under Rate CNP Compliance associated with increases in average net investments and a decrease in income tax expense associated with the application in 2018 of the accounting order approved by the Alabama PSC in May 2018 related to the Tax Reform Legislation (Tax Reform Accounting Order). See Note 2 to the financial statements under "Alabama Power – Tax Reform Accounting Order" in Item 8 of the Form 10-K for additional information.
Retail Revenues

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(72)	(5.6)
In the first quarter 2019, retail revenues were $1.21 billion compared to $1.29 billion for the corresponding period in 2018.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the changes in retail revenues were as follows:

	First Quarter 2019
	(in millions)	(% change)
Retail – prior year	$1,285
Estimated change resulting from –
Rates and pricing	34	2.6
Sales decline	(17)	(1.3)
Weather	(25)	(1.9)
Fuel and other cost recovery	(64)	(5.0)
Retail – current year	$1,213	(5.6)%
Revenues associated with changes in rates and pricing increased in the first quarter 2019 when compared to the corresponding period in 2018 primarily due to increased revenues under Rate CNP Compliance associated with increases in average net investments. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales decreased in the first quarter 2019 when compared to the corresponding period in 2018. Weather-adjusted commercial KWH sales decreased 3.5% in the first quarter 2019 and weather-adjusted residential KWH sales decreased 2.3% in the first quarter 2019 when compared to the corresponding period in 2018 primarily due to lower customer usage resulting from customer initiatives in energy savings for commercial customers and lower usage due to more energy-efficient residential appliances. Industrial KWH sales decreased 3.0% in the first quarter 2019 when compared to the corresponding period in 2018 as a result of a decrease in demand resulting from changes in production levels primarily in the primary metals, chemicals, and paper sectors, partially offset by increased demand in the pipeline sector.
Revenues resulting from changes in weather decreased in the first quarter 2019 due to milder weather. In the first quarter 2019, the resulting decreases were 3.3% and 1.7% for residential and commercial sales revenues, respectively.
Fuel and other cost recovery revenues decreased in the first quarter 2019 when compared to the corresponding period in 2018 primarily due to a decrease in generation.
Electric rates include provisions to recognize the full recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with the natural disaster reserve. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not affect net income. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Wholesale Revenues – Non-Affiliates

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(13)	(17.6)
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

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the first quarter 2019, wholesale revenues from sales to non-affiliates were $61 million compared to $74 million for the corresponding period in 2018. The decrease was primarily due to a 10.1% decrease in the price of energy due to lower natural gas prices and a 9.4% decrease in KWH sales as a result of lower demand in the first quarter 2019 compared to the corresponding period in 2018.
Wholesale Revenues – Affiliates

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$9	17.6
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
In the first quarter 2019, wholesale revenues from sales to affiliates were $60 million compared to $51 million for the corresponding period in 2018. The increase was primarily due to a 33.4% increase in KWH sales partially offset by a 12.6% decrease in the price of energy due to increased hydro generation in the first quarter 2019 as compared to the corresponding period in 2018.
Other Revenues

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$11	17.5
In the first quarter 2019, other revenues were $74 million compared to $63 million for the corresponding period in 2018. This increase was primarily due to an increase in OATT revenues and opportunity sales of natural gas.
Fuel and Purchased Power Expenses

	First Quarter 2019 vs. First Quarter 2018
	(change in millions)	(% change)
Fuel	$(25)	(7.7)
Purchased power – non-affiliates	(27)	(42.2)
Purchased power – affiliates	(16)	(43.2)
Total fuel and purchased power expenses	$(68)
In the first quarter 2019, fuel and purchased power expenses were $359 million compared to $427 million for the corresponding period in 2018. The decrease was primarily due to a $53 million decrease related to the volume of KWHs generated (excluding hydro) and purchased and a $14 million decrease in the average cost of purchased power.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Alabama Power's energy cost recovery clause. See Note 2 to the financial statements under "Alabama Power – Rate ECR" in Item 8 of the Form 10-K for additional information.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of Alabama Power's generation and purchased power were as follows:

	First Quarter 2019	First Quarter 2018
Total generation (in billions of KWHs)	16	16
Total purchased power (in billions of KWHs)	1	1
Sources of generation (percent) —
Coal	43	50
Nuclear	23	23
Gas	19	18
Hydro	15	9
Cost of fuel, generated (in cents per net KWH) —
Coal	2.78	2.69
Nuclear	0.78	0.75
Gas	2.57	2.87
Average cost of fuel, generated (in cents per net KWH)(a)	2.19	2.23
Average cost of purchased power (in cents per net KWH)(b)	5.75	7.10

(a)	KWHs generated by hydro are excluded from the average cost of fuel, generated.

(b)	Average cost of purchased power includes fuel, energy, and transmission purchased by Alabama Power for tolling agreements where power is generated by the provider.
Fuel
In the first quarter 2019, fuel expense was $301 million compared to $326 million for the corresponding period in 2018. The decrease was primarily due to a 79.7% increase in the volume of KWHs generated by hydro, a 12.7% decrease in the volume of KWHs generated by coal, and a 10.5% decrease in the average cost of natural gas per KWH generated, which excludes fuel associated with tolling agreements. The decrease was partially offset by a 4.6% increase in the volume of KWHs generated by natural gas and a 3.4% increase in the average cost of coal per KWH generated.
Purchased Power – Non-Affiliates
In the first quarter 2019, purchased power expense from non-affiliates was $37 million compared to $64 million for the corresponding period in 2018. The decrease was primarily related to a 28.3% decrease in the average cost of purchased power per KWH due to lower natural gas prices and a 19.7% decrease in the amount of energy purchased due to milder weather in the first quarter 2019 compared to the corresponding period in 2018.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the first quarter 2019, purchased power expense from affiliates was $21 million compared to $37 million for the corresponding period in 2018. The decrease was primarily related to a 48.6% decrease in the amount of energy purchased due to increased hydro generation, partially offset by an 11.4% increase in the average cost of purchased power per KWH as a result of firm transportation costs.
Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Operations and Maintenance Expenses

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$22	5.7
In the first quarter 2019, other operations and maintenance expenses were $409 million compared to $387 million for the corresponding period in 2018. This increase was primarily due to increases of $8 million in environmental expenses, $6 million in certain compensation and benefit expenses, and $4 million in nuclear generation expenses primarily due to plant improvement projects.
Depreciation and Amortization

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$10	5.3
In the first quarter 2019, depreciation and amortization was $199 million compared to $189 million for the corresponding period in 2018. This increase was primarily due to additional plant in service associated with compliance-related steam, distribution, and transmission.
Other Income (Expense), Net

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$9	180.0
In the first quarter 2019, other income (expense), net was $14 million compared to $5 million for the corresponding period in 2018. This increase was primarily due to an increase in interest income from temporary cash investments and additional sales of non-utility property in 2019.
Income Taxes

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(20)	(24.4)
In the first quarter 2019, income taxes were $62 million compared to $82 million for the corresponding period in 2018. This decrease was primarily due to lower pre-tax earnings in the first quarter 2019 compared to the corresponding period in 2018 and the application of the Tax Reform Accounting Order in 2018. See Note 2 to the financial statements under "Alabama Power – Tax Reform Accounting Order" in Item 8 of the Form 10-K for additional information.
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
Environmental Matters
Alabama Power's operations are regulated by state and federal environmental agencies through a variety of laws and regulations governing air, water, land, and protection of other natural resources. Alabama Power maintains comprehensive environmental compliance and GHG strategies to assess upcoming requirements and compliance costs associated with these environmental laws and regulations. The costs, including capital expenditures, operations and maintenance costs, and costs reflected in ARO liabilities, required to comply with environmental laws and regulations and to achieve stated goals may impact future electric generating unit retirement and replacement decisions, results of operations, cash flows, and/or financial condition. Related costs may result from the installation of additional environmental controls, closure and monitoring of CCR facilities, unit retirements, or changing fuel sources for certain existing units, as well as related upgrades to Alabama Power's transmission and distribution systems. A major portion of these costs is expected to be recovered through existing ratemaking provisions. The ultimate impact of environmental laws and regulations and GHG goals will depend on various factors, such as state adoption and implementation of requirements, the availability and cost of any deployed technology, fuel prices, and the outcome of pending and/or future legal challenges.
New or revised environmental laws and regulations could affect many areas of Alabama Power's operations. The impact of any such changes cannot be determined at this time. Environmental compliance costs could affect earnings if such costs cannot continue to be recovered in rates on a timely basis. Environmental compliance costs are recovered through Rate CNP Compliance. Further, increased costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively affect results of operations, cash flows, and/or financial condition. Additionally, many commercial and industrial customers may also be affected by existing and future environmental requirements, which for some may have the potential to ultimately affect their demand for electricity. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" of Alabama Power in Item 7 of the Form 10-K and Note 2 to the financial statements under "Alabama Power – Rate CNP Compliance" and Note 3 to the financial statements under "Environmental Remediation" in Item 8 of the Form 10-K for additional information.
FERC Matters
See Note 2 to the financial statements under "FERC Matters – Open Access Transmission Tariff" in Item 8 of the Form 10-K for additional information.
On March 25, 2019, the Alabama Municipal Electric Authority and Cooperative Energy and SCS and the traditional electric operating companies (including Alabama Power) filed a formal settlement agreement with the FERC agreeing to a rate reduction based on a 10.6% ROE, with a retroactive effective date of May 10, 2018, and a five-year moratorium on these parties seeking changes to the OATT formula rate. The ultimate outcome of this matter cannot be determined at this time; however, if approved by the FERC as filed, the OATT settlement would not have a material impact on the financial statements of Alabama Power.
Retail Regulatory Matters
Alabama Power's revenues from regulated retail operations are collected through various rate mechanisms subject to the oversight of the Alabama PSC. Alabama Power currently recovers its costs from the regulated retail business primarily through Rate RSE, Rate CNP, Rate ECR, and Rate NDR. In addition, the Alabama PSC issues accounting

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

orders to address current events impacting Alabama Power. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information regarding Alabama Power's rate mechanisms, accounting orders, and the recovery balance of each regulatory clause for Alabama Power.
Environmental Accounting Order
In connection with management's decision to retire Plant Gorgas, in February 2019, Alabama Power reclassified approximately $1.3 billion for Plant Gorgas Unit 10 from plant in service, net of depreciation to other utility plant, net and continued to depreciate the asset according to the original depreciation rates. On April 15, 2019, Alabama Power retired Plant Gorgas Units 8, 9, and 10 and reclassified approximately $740 million of the remaining net investment costs of the units to a regulatory asset to be recovered over the units' remaining useful lives as established prior to the decision to retire. Additionally, approximately $700 million of net capitalized asset retirement costs will be reclassified to a regulatory asset and recovered in accordance with accounting guidance provided by the Alabama PSC. See Note 2 to the financial statements under "Alabama Power – Environmental Accounting Order" and Note 6 in Item 8 of the Form 10-K for additional information.
Other Matters
Alabama Power is involved in various other matters that could affect future earnings, including matters being litigated and regulatory matters. In addition, Alabama Power is subject to certain claims and legal actions arising in the ordinary course of business. Alabama Power's business activities are subject to extensive governmental regulation related to public health and the environment, such as laws and regulations governing air, water, land, and protection of other natural resources. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental laws and regulations, has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
The ultimate outcome of such pending or potential litigation or regulatory matters cannot be predicted at this time; however, for current proceedings not specifically reported in Notes (B) and (C) to the Condensed Financial Statements herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Alabama Power's financial statements. See Notes (B) and (C) to the Condensed Financial Statements herein for a discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Alabama Power prepares its financial statements in accordance with GAAP. Significant accounting policies are described in Notes 1, 5, and 6 to the financial statements in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Alabama Power's results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates" of Alabama Power in Item 7 of the Form 10-K for a complete discussion of Alabama Power's critical accounting policies and estimates.
Recently Issued Accounting Standards
See Note (A) to the Condensed Financial Statements herein for information regarding Alabama Power's recently adopted accounting standards.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Alabama Power in Item 7 of the Form 10-K for additional information. Alabama Power's financial condition remained stable at March 31, 2019. Alabama Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $146 million for the first three months of 2019, a decrease of $9 million as compared to the first three months of 2018. The decrease in net cash provided from operating activities was primarily due to timing of vendor payments and other current liabilities, partially offset by increased fuel cost recovery. Net cash used for investing activities totaled $511 million for the first three months of 2019 primarily related to additional capital expenditures for distribution, environmental, and transmission assets. Net cash provided from financing activities totaled $811 million for the first three months of 2019 primarily due to capital contributions from Southern Company, partially offset by a payment of common stock dividends and a long-term debt maturity. Fluctuations in cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first three months of 2019 include increases of $1.2 billion in total common stockholder's equity, primarily due to a $1.225 billion capital contribution from Southern Company, and $446 million in cash and cash equivalents. Other significant changes include decreases of $268 million in other accounts payable primarily due to the timing of vendor payments and $200 million in securities due within one year due to the maturity of long-term debt.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power's capital requirements and contractual obligations. There are no scheduled maturities of long-term debt through March 31, 2020.
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
Sources of Capital
Alabama Power plans to obtain the funds to meet its future capital needs from sources similar to those used in the past, which were primarily from operating cash flows, external security issuances, borrowings from financial institutions, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors. In January 2019, Alabama Power received a capital contribution totaling $1.225 billion from Southern Company. See

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" of Alabama Power in Item 7 of the Form 10-K for additional information.
Alabama Power's current liabilities sometimes exceed current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs.
At March 31, 2019, Alabama Power had approximately $759 million of cash and cash equivalents. Committed credit arrangements with banks at March 31, 2019 were as follows:

Expires
2019	2020	2022	Total	Unused
(in millions)
$33	$500	$800	$1,333	$1,333
See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
Most of these bank credit arrangements, as well as Alabama Power's term loan arrangements, contain covenants that limit debt levels and contain cross-acceleration provisions to other indebtedness (including guarantee obligations) of Alabama Power. Such cross-acceleration provisions to other indebtedness would trigger an event of default if Alabama Power defaulted on indebtedness, the payment of which was then accelerated. At March 31, 2019, Alabama Power was in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
Subject to applicable market conditions, Alabama Power expects to renew or replace its bank credit arrangements as needed prior to expiration. In connection therewith, Alabama Power may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
A portion of the unused credit with banks is allocated to provide liquidity support to Alabama Power's pollution control revenue bonds and commercial paper programs. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support was approximately $854 million as of March 31, 2019. At March 31, 2019, Alabama Power had $87 million of fixed rate pollution control revenue bonds outstanding that were required to be reoffered within the next 12 months.
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
Details of short-term borrowings were as follows:

	Short-term Debt During the Period(*)
	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)
Commercial paper	$32	2.7%	$185

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended March 31, 2019. No short-term debt was outstanding at March 31, 2019.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Alabama Power believes the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and operating cash flows.
Credit Rating Risk
At March 31, 2019, Alabama Power did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and/or Baa2 or below. These contracts are primarily for physical electricity purchases, fuel purchases, fuel transportation and storage, energy price risk management, and transmission. At March 31, 2019, the maximum potential collateral requirements at a rating below BBB- and/or Baa3 totaled approximately $354 million.
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
As a result of the Tax Reform Legislation, certain financial metrics, such as the funds from operations to debt percentage, used by the credit rating agencies to assess Southern Company and its subsidiaries, including Alabama Power, may be negatively impacted. The modifications to Rate RSE and other commitments approved by the Alabama PSC are expected to help mitigate these potential adverse impacts to certain credit metrics and will help Alabama Power meet its goal of achieving an equity ratio of approximately 55% by the end of 2025. See Note 2 to the financial statements under "Alabama Power – Rate RSE" in Item 8 of the Form 10-K for additional information.
Financing Activities
In February 2019, Alabama Power repaid at maturity $200 million aggregate principal amount of Series Z 5.125% Senior Notes due February 15, 2019.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Operating Revenues:
Retail revenues	$1,668	$1,798
Wholesale revenues, non-affiliates	29	44
Wholesale revenues, affiliates	3	10
Other revenues	133	109
Total operating revenues	1,833	1,961
Operating Expenses:
Fuel	299	412
Purchased power, non-affiliates	118	121
Purchased power, affiliates	176	171
Other operations and maintenance	446	408
Depreciation and amortization	240	228
Taxes other than income taxes	106	108
Total operating expenses	1,385	1,448
Operating Income	448	513
Other Income and (Expense):
Interest expense, net of amounts capitalized	(96)	(106)
Other income (expense), net	40	38
Total other income and (expense)	(56)	(68)
Earnings Before Income Taxes	392	445
Income taxes	81	93
Net Income	$311	$352
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Net Income	$311	$352
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $- and $-, respectively	1	1
Total other comprehensive income (loss)	1	1
Comprehensive Income	$312	$353
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Operating Activities:
Net income	$311	$352
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	287	280
Deferred income taxes	127	(38)
Pension, postretirement, and other employee benefits	(35)	(19)
Settlement of asset retirement obligations	(34)	(23)
Other, net	(18)	28
Changes in certain current assets and liabilities —
-Receivables	91	135
-Fossil fuel stock	(41)	24
-Prepaid income taxes	(73)	84
-Other current assets	33	9
-Accounts payable	(166)	(180)
-Accrued taxes	(245)	(191)
-Accrued compensation	(67)	(85)
-Other current liabilities	42	(3)
Net cash provided from operating activities	212	373
Investing Activities:
Property additions	(875)	(681)
Nuclear decommissioning trust fund purchases	(129)	(255)
Nuclear decommissioning trust fund sales	124	250
Cost of removal, net of salvage	(58)	(26)
Change in construction payables, net of joint owner portion	(38)	(47)
Payments pursuant to LTSAs	(2)	(43)
Proceeds from asset dispositions	7	134
Other investing activities	(9)	—
Net cash used for investing activities	(980)	(668)
Financing Activities:
Decrease in notes payable, net	(19)	—
Proceeds —
FFB loan	835	—
Pollution control revenue bonds	343	—
Capital contributions from parent company	27	1,474
Redemptions and repurchases —
Pollution control revenue bonds	(108)	(278)
Short-term borrowings	—	(150)
Other long-term debt	—	(100)
Payment of common stock dividends	(394)	(339)
Other financing activities	(19)	(6)
Net cash provided from financing activities	665	601
Net Change in Cash, Cash Equivalents, and Restricted Cash	(103)	306
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	112	852
Cash, Cash Equivalents, and Restricted Cash at End of Period	$9	$1,158
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $8 and $6 capitalized for 2019 and 2018, respectively)	$92	$115
Noncash transactions — Accrued property additions at end of period	607	525
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2019	At December 31, 2018
	(in millions)
Current Assets:
Cash and cash equivalents	$9	$4
Restricted cash and cash equivalents	—	108
Receivables —
Customer accounts receivable	550	591
Unbilled revenues	179	208
Under recovered fuel clause revenues	73	115
Joint owner accounts receivable	170	170
Affiliated	21	39
Other accounts and notes receivable	241	80
Accumulated provision for uncollectible accounts	(2)	(2)
Fossil fuel stock	272	231
Materials and supplies	504	519
Prepaid expenses	193	142
Other regulatory assets	210	199
Other current assets	48	70
Total current assets	2,468	2,474
Property, Plant, and Equipment:
In service	38,015	37,675
Less: Accumulated provision for depreciation	12,210	12,096
Plant in service, net of depreciation	25,805	25,579
Nuclear fuel, at amortized cost	565	550
Construction work in progress	5,298	4,833
Total property, plant, and equipment	31,668	30,962
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	50	51
Nuclear decommissioning trusts, at fair value	942	873
Miscellaneous property and investments	73	72
Total other property and investments	1,065	996
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,519	—
Deferred charges related to income taxes	518	517
Other regulatory assets, deferred	4,921	4,902
Other deferred charges and assets	379	514
Total deferred charges and other assets	7,337	5,933
Total Assets	$42,538	$40,365
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2019	At December 31, 2018
	(in millions)
Current Liabilities:
Securities due within one year	$973	$617
Notes payable	275	294
Accounts payable —
Affiliated	448	575
Other	827	890
Customer deposits	278	276
Accrued taxes	132	377
Accrued interest	103	105
Accrued compensation	112	221
Asset retirement obligations	221	202
Other regulatory liabilities	197	169
Other current liabilities	305	183
Total current liabilities	3,871	3,909
Long-term Debt	10,108	9,364
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,192	3,062
Deferred credits related to income taxes	3,079	3,080
Accumulated deferred ITCs	259	262
Employee benefit obligations	567	599
Operating lease obligations	1,404	—
Asset retirement obligations, deferred	5,634	5,627
Other deferred credits and liabilities	155	139
Total deferred credits and other liabilities	14,290	12,769
Total Liabilities	28,269	26,042
Common Stockholder's Equity (See accompanying statements)	14,269	14,323
Total Liabilities and Stockholder's Equity	$42,538	$40,365
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2017	9	$398	$7,328	$4,215	$(10)	$11,931
Net income	—	—	—	352	—	352
Capital contributions from parent company	—	—	1,476	—	—	1,476
Other comprehensive income (loss)	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(339)	—	(339)
Other	—	—	1	—	(2)	(1)
Balance at March 31, 2018	9	$398	$8,805	$4,228	$(11)	$13,420

Balance at December 31, 2018	9	$398	$10,322	$3,612	$(9)	$14,323
Net income	—	—	—	311	—	311
Capital contributions from parent company	—	—	29	—	—	29
Other comprehensive income (loss)	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(394)	—	(394)
Other	—	—	(1)	—	—	(1)
Balance at March 31, 2019	9	$398	$10,350	$3,529	$(8)	$14,269
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2019 vs. FIRST QUARTER 2018

OVERVIEW
Georgia Power operates as a vertically integrated utility providing electric service to retail customers within its traditional service territory located within the State of Georgia and to wholesale customers in the Southeast.
Many factors affect the opportunities, challenges, and risks of Georgia Power's business of providing electric service. These factors include the ability to maintain a constructive regulatory environment, to maintain and grow energy sales and customers, and to effectively manage and secure timely recovery of costs. These costs include those related to projected long-term demand growth, stringent environmental standards, including CCR rules, reliability, fuel, capital expenditures, including new generating facilities and expanding and improving transmission and distribution facilities, and restoration following major storms. Georgia Power has various regulatory mechanisms that operate to address cost recovery. Effectively operating pursuant to these regulatory mechanisms and appropriately balancing required costs and capital expenditures with customer prices will continue to challenge Georgia Power for the foreseeable future. Georgia Power is required to file a base rate case by July 1, 2019.
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
As a result of the increase in the total project capital cost forecast and Georgia Power's decision not to seek rate recovery of the increase in the base capital costs, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 were required to vote to continue construction. In September 2018, the Vogtle Owners unanimously voted to continue construction of Plant Vogtle Units 3 and 4. In connection with the vote to continue construction, Georgia Power entered into (i) a binding term sheet (Vogtle Owner Term Sheet) with the other Vogtle Owners and certain of MEAG's wholly-owned subsidiaries, including MEAG Power SPVJ, LLC (MEAG SPVJ), to take certain actions which partially mitigate potential financial exposure for the other Vogtle Owners and (ii) a term sheet (MEAG Term Sheet) with MEAG and MEAG SPVJ to provide funding with respect to MEAG SPVJ's ownership interest in Plant Vogtle Units 3 and 4 under certain circumstances. On January 14, 2019, Georgia Power, MEAG, and MEAG SPVJ entered into an agreement to implement the provisions of the MEAG Term Sheet. On February 18, 2019, Georgia Power, the other Vogtle Owners, and certain of MEAG's wholly-owned subsidiaries entered into certain amendments to their joint ownership agreements to implement the provisions of the Vogtle Owner Term Sheet.
In April 2019, Southern Nuclear completed a cost and schedule validation process to verify and update quantities of commodities remaining to install, labor hours to install remaining quantities and related productivity, testing and system turnover requirements, and forecasted staffing needs and related costs. This process confirmed the total estimated project capital cost forecast for Plant Vogtle Units 3 and 4. The expected in-service dates of November 2021 for Unit 3 and November 2022 for Unit 4, as previously approved by the Georgia PSC, remain unchanged.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In March 2019, Georgia Power entered into the Amended and Restated Loan Guarantee Agreement with the DOE, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4, up to approximately $5.130 billion. At March 31, 2019, Georgia Power had a total of $3.46 billion of borrowings outstanding under the related multi-advance credit facilities.
The ultimate outcome of these matters cannot be determined at this time.
See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Nuclear Construction" and Note (F) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information.
RESULTS OF OPERATIONS
Net Income

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(41)	(11.6)
In the first quarter 2019, net income was $311 million compared to $352 million for the corresponding period in 2018. The decrease was primarily due to a decrease in retail revenues largely due to milder weather compared to the corresponding period in 2018 and higher non-fuel operations and maintenance expenses.
Retail Revenues

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(130)	(7.2)
In the first quarter 2019, retail revenues were $1.67 billion compared to $1.80 billion for the corresponding period in 2018.
Details of the changes in retail revenues were as follows:

	First Quarter 2019
	(in millions)	(% change)
Retail – prior year	$1,798
Estimated change resulting from –
Rates and pricing	9	0.5
Sales growth	5	0.3
Weather	(57)	(3.2)
Fuel cost recovery	(87)	(4.8)
Retail – current year	$1,668	(7.2)%
Revenues associated with changes in rates and pricing increased in the first quarter 2019 when compared to the corresponding period in 2018 primarily due to the rate pricing effect of decreased customer usage and increases in revenues recognized under the NCCR tariff, partially offset by lower contributions from commercial and industrial customers with variable demand-driven pricing. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Nuclear Construction – Regulatory Matters" herein for additional information related to the NCCR tariff.
Revenues attributable to changes in sales increased in the first quarter 2019 when compared to the corresponding period in 2018. Weather-adjusted residential KWH sales increased 2.1% in the first quarter 2019 largely due to customer growth. Weather-adjusted commercial KWH sales decreased 1.1% in the first quarter 2019 largely due to a

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

decline in average customer usage resulting from an increase in energy saving initiatives, partially offset by customer growth. Weather-adjusted industrial KWH sales were relatively flat in the first quarter 2019. The primary drivers were decreases in the textile and stone, clay, and glass sectors, largely offset by increases in the paper, primary and fabricated metal, and chemical sectors.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues decreased in the first quarter 2019 when compared to the corresponding period in 2018 primarily due to decreased energy sales driven by milder weather, resulting in lower customer demand, and lower generation costs. Electric rates include provisions to periodically adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Fuel Cost Recovery" of Georgia Power in Item 7 of the Form 10-K for additional information.
Wholesale Revenues – Non-Affiliates

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(15)	(34.1)
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
In the first quarter 2019, wholesale revenues from sales to non-affiliates were $29 million compared to $44 million for the corresponding period in 2018. The decrease was due to a decrease in energy revenues primarily due to lower customer demand and scheduled generation outages.
Other Revenues

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$24	22.0
In the first quarter 2019, other revenues were $133 million compared to $109 million for the corresponding period in 2018. The increase was primarily due to revenue increases of $11 million from unregulated sales primarily associated with new energy conservation projects, $6 million from OATT sales, and $4 million from solar application fees.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel and Purchased Power Expenses

	First Quarter 2019 vs. First Quarter 2018
	(change in millions)	(% change)
Fuel	$(113)	(27.4)
Purchased power – non-affiliates	(3)	(2.5)
Purchased power – affiliates	5	2.9
Total fuel and purchased power expenses	$(111)
In the first quarter 2019, total fuel and purchased power expenses were $593 million compared to $704 million in the corresponding period in 2018. The decrease was primarily due to a $130 million decrease related to the average cost of fuel and purchased power primarily related to lower energy prices and more rainfall for hydro generation, partially offset by a net increase of $19 million related to the volume of KWHs generated and purchased.
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
Details of Georgia Power's generation and purchased power were as follows:

	First Quarter 2019	First Quarter 2018
Total generation (in billions of KWHs)	13	16
Total purchased power (in billions of KWHs)	8	6
Sources of generation (percent) —
Gas	50	44
Coal	18	29
Nuclear	26	24
Hydro	6	3
Cost of fuel, generated (in cents per net KWH) —
Gas	2.59	2.72
Coal	3.23	3.36
Nuclear	0.81	0.82
Average cost of fuel, generated (in cents per net KWH)	2.21	2.43
Average cost of purchased power (in cents per net KWH)(*)	3.94	5.38

(*)	Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Fuel
In the first quarter 2019, fuel expense was $299 million compared to $412 million in the corresponding period in 2018. The decrease was primarily due to a 22.1% decrease in the volume of KWHs generated largely due to scheduled generation outages and milder weather, a 9.1% decrease in the average cost of fuel primarily related to lower natural gas and coal prices, and more rainfall for hydro generation.
Purchased Power – Non-Affiliates
In the first quarter 2019, purchased power expense from non-affiliates was $118 million compared to $121 million in the corresponding period in 2018. The decrease was primarily due to a 32.5% decrease in the average cost per KWH purchased primarily due to lower natural gas and coal prices, largely offset by a 35.2% increase in the volume

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of KWHs purchased primarily due to scheduled generation outages at Georgia Power-owned generating units. The volume increase also reflects purchases from Gulf Power which were classified as affiliate prior to January 1, 2019. See Note (K) to the Condensed Financial Statements under "Southern Company" herein for information regarding the sale of Gulf Power.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the first quarter 2019, purchased power expense from affiliates was $176 million compared to $171 million in the corresponding period in 2018. The increase was primarily due to a 36.0% increase in the volume of KWHs purchased primarily due to scheduled generation outages at Georgia Power-owned generating units, partially offset by a 22.8% decrease in the average cost per KWH purchased primarily resulting from lower natural gas and coal prices. The increase in the volume of KWHs purchased was partially offset by the effect of classifying purchases from Gulf Power as non-affiliate beginning January 1, 2019. See Note (K) to the Condensed Financial Statements under "Southern Company" herein for information regarding the sale of Gulf Power.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$38	9.3
In the first quarter 2019, other operations and maintenance expenses were $446 million compared to $408 million in the corresponding period in 2018. The increase was primarily due to increases of $16 million in certain compensation and benefit expenses, $14 million in scheduled generation outage expenses, $9 million of expenses from unregulated sales primarily associated with new energy conservation projects, and $6 million primarily due to the timing of vegetation management and other distribution-related maintenance expenses, partially offset by a decrease of $6 million in customer accounts and sales expenses.
Depreciation and Amortization

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$12	5.3
In the first quarter 2019, depreciation and amortization was $240 million compared to $228 million in the corresponding period in 2018. The increase was primarily due to additional plant in service.
Interest Expense, Net of Amounts Capitalized

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(10)	(9.4)
In the first quarter 2019, interest expense, net of amounts capitalized was $96 million compared to $106 million in the corresponding period in 2018. The decrease was primarily due to a $13 million decrease in interest expense associated with a decrease in outstanding borrowings, partially offset by an increase of $4 million related to PPAs

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

with Southern Power accounted for as finance leases following the adoption of FASB ASC Topic 842, Leases (ASC 842). In prior periods, these expenses were included in purchased power, affiliates. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings and Note (L) to the Condensed Financial Statements herein for additional information regarding Georgia Power's adoption of ASC 842.
Income Taxes

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(12)	(12.9)
In first quarter 2019, income taxes were $81 million compared to $93 million in the corresponding period in 2018. The decrease was primarily due to lower pre-tax earnings and an increase in state ITCs, partially offset by an adjustment in 2018 related to the Tax Reform Legislation.
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
Environmental Matters
Georgia Power's operations are regulated by state and federal environmental agencies through a variety of laws and regulations governing air, water, land, and protection of other natural resources. Georgia Power maintains comprehensive environmental compliance and GHG strategies to assess upcoming requirements and compliance costs associated with these environmental laws and regulations. The costs, including capital expenditures, operations and maintenance costs, and costs reflected in ARO liabilities, required to comply with environmental laws and regulations and to achieve stated goals may impact future electric generating unit retirement and replacement decisions, results of operations, cash flows, and/or financial condition. Related costs may result from the installation of additional environmental controls, closure and monitoring of CCR facilities, unit retirements, or changing fuel sources for certain existing units, as well as related upgrades to Georgia Power's transmission and distribution systems. A major portion of these costs is expected to be recovered through retail rates. The ultimate impact of environmental laws and regulations and GHG goals will depend on various factors, such as state adoption and implementation of requirements, the availability and cost of any deployed technology, fuel prices, and the outcome of pending and/or future legal challenges.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New or revised environmental laws and regulations could affect many areas of Georgia Power's operations. The impact of any such changes cannot be determined at this time. Environmental compliance costs could affect earnings if such costs cannot continue to be recovered in rates on a timely basis. Georgia Power's Environmental Compliance Cost Recovery (ECCR) tariff allows for the recovery of capital and operations and maintenance costs related to environmental controls mandated by state and federal regulations. Further, increased costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively affect results of operations, cash flows, and/or financial condition. Additionally, many commercial and industrial customers may also be affected by existing and future environmental requirements, which for some may have the potential to ultimately affect their demand for electricity. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" of Georgia Power in Item 7 and Note 3 to the financial statements under "Environmental Remediation" in Item 8 of the Form 10-K for additional information.
FERC Matters
See Note 2 to the financial statements under "FERC Matters – Open Access Transmission Tariff" in Item 8 of the Form 10-K for additional information.
On March 25, 2019, the Alabama Municipal Electric Authority and Cooperative Energy and SCS and the traditional electric operating companies (including Georgia Power) filed a formal settlement agreement with the FERC agreeing to a rate reduction based on a 10.6% ROE, with a retroactive effective date of May 10, 2018, and a five-year moratorium on these parties seeking changes to the OATT formula rate. The ultimate outcome of this matter cannot be determined at this time; however, if approved by the FERC as filed, the OATT settlement would not have a material impact on the financial statements of Georgia Power.
Retail Regulatory Matters
Georgia Power's revenues from regulated retail operations are collected through various rate mechanisms subject to the oversight of the Georgia PSC. Georgia Power currently recovers its costs from the regulated retail business through the 2013 ARP, which includes traditional base tariff rates, Demand-Side Management tariffs, ECCR tariffs, and Municipal Franchise Fee tariffs. Georgia Power is scheduled to file a base rate case by July 1, 2019, which may continue or modify these tariffs. In addition, financing costs related to certified construction costs of Plant Vogtle Units 3 and 4 are being collected through the NCCR tariff and fuel costs are collected through a separate fuel cost recovery tariff. See Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information regarding regulatory matters.
Nuclear Construction
See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K for additional information regarding the construction of Plant Vogtle Units 3 and 4, the joint ownership agreements and related funding agreement, VCM reports, and the NCCR tariff.
In 2009, the Georgia PSC certified construction of Plant Vogtle Units 3 and 4. Georgia Power holds a 45.7% ownership interest in Plant Vogtle Units 3 and 4. In 2012, the NRC issued the related combined construction and operating licenses, which allowed full construction of the two AP1000 nuclear units (with electric generating capacity of approximately 1,100 MWs each) and related facilities to begin. Until March 2017, construction on Plant Vogtle Units 3 and 4 continued under the Vogtle 3 and 4 Agreement, which was a substantially fixed price agreement. In March 2017, the EPC Contractor filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. In connection with the EPC Contractor's bankruptcy filing, Georgia Power, acting for itself and as agent for the other Vogtle Owners, entered into several transitional arrangements to allow construction to continue. In July 2017, Georgia Power, acting for itself and as agent for the other Vogtle Owners, entered into the Vogtle Services Agreement, whereby Westinghouse provides facility design and engineering services, procurement and technical support, and staff augmentation on a time and materials cost basis. The Vogtle Services Agreement provides that it will continue until the start-up and testing of Plant Vogtle Units 3 and 4 are complete and electricity

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

is generated and sold from both units. The Vogtle Services Agreement is terminable by the Vogtle Owners upon 30 days' written notice.
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
Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4 by the expected in-service dates of November 2021 and November 2022, respectively, is as follows:

(in billions)
Base project capital cost forecast(a)(b)	$8.0
Construction contingency estimate	0.4
Total project capital cost forecast(a)(b)	8.4
Net investment as of March 31, 2019(b)	(4.9)
Remaining estimate to complete(a)	$3.5

(a)	Excludes financing costs expected to be capitalized through AFUDC of approximately $325 million.

(b)	Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related Customer Refunds.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.1 billion, of which $1.9 billion had been incurred through March 31, 2019.
In April 2019, Southern Nuclear completed a cost and schedule validation process to verify and update quantities of commodities remaining to install, labor hours to install remaining quantities and related productivity, testing and system turnover requirements, and forecasted staffing needs and related costs. This process confirmed the total estimated project capital cost forecast for Plant Vogtle Units 3 and 4. The expected in-service dates of November 2021 for Unit 3 and November 2022 for Unit 4, as previously approved by the Georgia PSC, remain unchanged.
As construction continues, challenges with management of contractors, subcontractors, and vendors; supervision of craft labor and related craft labor productivity, ability to attract and retain craft labor, and/or related cost escalation; procurement, fabrication, delivery, assembly, and/or installation and the initial testing and start-up, including any required engineering changes, of plant systems, structures, or components (some of which are based on new technology that only recently began initial operation in the global nuclear industry at this scale), any of which may require additional labor and/or materials; or other issues could arise and change the projected schedule and estimated cost. Monthly construction production targets established as part of a strategy to maintain and build margin to the approved in-service dates will continue to increase significantly throughout 2019. To meet these increasing monthly targets, existing craft construction productivity must improve and additional craft laborers must be retained and deployed.
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
The ultimate outcome of these matters cannot be determined at this time. However, any extension of the regulatory-approved project schedule is currently estimated to result in additional base capital costs of approximately $50 million per month, based on Georgia Power's ownership interests, and AFUDC of approximately $12 million per month. While Georgia Power is not precluded from seeking recovery of any future capital cost forecast increase, management will ultimately determine whether or not to seek recovery. Any further changes to the capital cost forecast that are not expected to be recoverable through regulated rates will be required to be charged to income and such charges could be material.
Joint Owner Contracts
In November 2017, the Vogtle Owners entered into an amendment to their joint ownership agreements for Plant Vogtle Units 3 and 4 to provide for, among other conditions, additional Vogtle Owner approval requirements. Effective in August 2018, the Vogtle Owners further amended the joint ownership agreements to clarify and provide procedures for certain provisions of the joint ownership agreements related to adverse events that require the vote of the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 to continue construction (as amended, and together with the November 2017 amendment, the Vogtle Joint Ownership Agreements). The Vogtle Joint Ownership Agreements also confirm that the Vogtle Owners' sole recourse against Georgia Power or Southern Nuclear for any action or inaction in connection with their performance as agent for the Vogtle Owners is limited to removal of Georgia Power and/or Southern Nuclear as agent, except in cases of willful misconduct.
As a result of the increase in the total project capital cost forecast and Georgia Power's decision not to seek rate recovery of the increase in the base capital costs in conjunction with the nineteenth VCM report, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 were required to vote to continue construction. In September 2018, the Vogtle Owners unanimously voted to continue construction of Plant Vogtle Units 3 and 4.
Amendments to the Vogtle Joint Ownership Agreements
In connection with the vote to continue construction, Georgia Power entered into (i) the Vogtle Owner Term Sheet with the other Vogtle Owners and MEAG's wholly-owned subsidiaries MEAG SPVJ, MEAG Power SPVM, LLC (MEAG SPVM), and MEAG Power SPVP, LLC (MEAG SPVP) to take certain actions which partially mitigate potential financial exposure for the other Vogtle Owners, including additional amendments to the Vogtle Joint Ownership Agreements and the purchase of PTCs from the other Vogtle Owners at pre-established prices, and (ii) the MEAG Term Sheet with MEAG and MEAG SPVJ to provide funding with respect to MEAG SPVJ's ownership interest in Plant Vogtle Units 3 and 4 under certain circumstances. On January 14, 2019, Georgia Power, MEAG, and MEAG SPVJ entered into an agreement to implement the provisions of the MEAG Term Sheet. On February 18, 2019, Georgia Power, the other Vogtle Owners, and MEAG's wholly-owned subsidiaries MEAG SPVJ, MEAG SPVM, and MEAG SPVP entered into certain amendments to the Vogtle Joint Ownership Agreements to implement the provisions of the Vogtle Owner Term Sheet.
The ultimate outcome of these matters cannot be determined at this time.
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. At March 31, 2019, Georgia Power had recovered approximately $1.9 billion of financing costs. Financing costs related to capital costs above $4.418 billion will be recovered through AFUDC; however, Georgia Power will not record AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery. In December 2018, the Georgia PSC approved Georgia Power's request to increase the NCCR tariff by $88 million annually, effective January 1, 2019.
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
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) Georgia Power's seventeenth VCM report and modified the Vogtle Cost Settlement Agreement. The Vogtle Cost Settlement Agreement, as modified by the January 11, 2018 order, resolved the following regulatory matters related to Plant Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the amounts paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and related Customer Refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and deemed reasonable Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap and that prudence decisions on cost recovery will be made at a later date, consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC in the 2013 ARP) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that upon Unit 3 reaching commercial operation, retail base rates would be adjusted to include carrying costs on those capital costs deemed prudent in the Vogtle Cost Settlement Agreement. The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective Unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $100 million in 2018 and are estimated to have negative earnings impacts of approximately $75 million in 2019 and an aggregate of approximately $635 million from 2020 to 2022.
In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
In February 2018, Georgia Interfaith Power & Light, Inc. (GIPL) and Partnership for Southern Equity, Inc. (PSE) filed a petition appealing the Georgia PSC's January 11, 2018 order with the Fulton County Superior Court. In March 2018, Georgia Watch filed a similar appeal to the Fulton County Superior Court for judicial review of the Georgia PSC's decision and denial of Georgia Watch's motion for reconsideration. In December 2018, the Fulton County Superior Court granted Georgia Power's motion to dismiss the two appeals. On January 9, 2019, GIPL, PSE, and Georgia Watch filed an appeal of this decision with the Georgia Court of Appeals. Georgia Power believes the

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

appeal has no merit; however, an adverse outcome in the appeal combined with subsequent adverse action by the Georgia PSC could have a material impact on Georgia Power's results of operations, financial condition, and liquidity.
In August 2018, Georgia Power filed its nineteenth VCM report with the Georgia PSC, which requested approval of $578 million of construction capital costs incurred from January 1, 2018 through June 30, 2018. On February 19, 2019, the Georgia PSC approved the nineteenth VCM, but deferred approval of $51.6 million of expenditures related to Georgia Power's portion of an administrative claim filed in the Westinghouse bankruptcy proceedings. Through the nineteenth VCM, the Georgia PSC has approved total construction capital costs incurred through June 30, 2018 of $5.4 billion (before $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related Customer Refunds). In addition, the staff of the Georgia PSC requested, and Georgia Power agreed, to report the results of the cost and schedule validation process to the Georgia PSC (which is expected to occur by May 1, 2019) and to file its twentieth VCM report concurrently with the twenty-first VCM report by August 31, 2019.
The ultimate outcome of these matters cannot be determined at this time.
See RISK FACTORS of Georgia Power in the Form 10-K for a discussion of certain risks associated with the licensing, construction, and operation of nuclear generating units, including potential impacts that could result from a major incident at a nuclear facility anywhere in the world.
DOE Financing
At March 31, 2019, Georgia Power had borrowed $3.46 billion related to Plant Vogtle Units 3 and 4 costs as provided through the Amended and Restated Loan Guarantee Agreement and related multi-advance credit facilities among Georgia Power, the DOE, and the FFB, which provide for borrowings of up to approximately $5.130 billion, subject to the satisfaction of certain conditions. See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information, including applicable covenants, events of default, mandatory prepayment events, and conditions to borrowing.
The ultimate outcome of these matters cannot be determined at this time.
Other Matters
Georgia Power is involved in various other matters that could affect future earnings, including matters being litigated and regulatory matters. In addition, Georgia Power is subject to certain claims and legal actions arising in the ordinary course of business. Georgia Power's business activities are subject to extensive governmental regulation related to public health and the environment, such as laws and regulations governing air, water, land, and protection of other natural resources. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental laws and regulations, has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
The ultimate outcome of such pending or potential litigation or regulatory matters cannot be predicted at this time; however, for current proceedings not specifically reported in Notes (B) and (C) to the Condensed Financial Statements herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Georgia Power's financial statements. See Notes (B) and (C) to the Condensed Financial Statements herein for a discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Georgia Power prepares its financial statements in accordance with GAAP. Significant accounting policies are described in Notes 1, 5, and 6 to the financial statements in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Georgia Power's results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates" of Georgia Power in Item 7 of the Form 10-K for a complete discussion of Georgia Power's critical accounting policies and estimates.
Recently Issued Accounting Standards
See Note (A) to the Condensed Financial Statements herein for information regarding Georgia Power's recently adopted accounting standards.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Georgia Power in Item 7 of the Form 10-K for additional information. Georgia Power's financial condition remained stable at March 31, 2019. Georgia Power intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $212 million for the first three months of 2019 compared to $373 million for the corresponding period in 2018. The decrease was primarily due to the timing of fossil fuel stock purchases and higher payments for property taxes and municipal franchise fees. Net cash used for investing activities totaled $980 million for the first three months of 2019 primarily related to installation of equipment to comply with environmental standards and construction of generation, transmission, and distribution facilities, including approximately $360 million related to the construction of Plant Vogtle Units 3 and 4. Net cash provided from financing activities totaled $665 million for the first three months of 2019 primarily due to borrowings from the FFB for construction of Plant Vogtle Units 3 and 4 and the reoffering of pollution control revenue bonds, partially offset by payment of common stock dividends and the redemption of pollution control revenue bonds. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first three months of 2019 include recording $1.5 billion in operating lease right-of-use assets, net of amortization and $1.5 billion in operating lease obligations related to the adoption of ASC 842, an increase of $1.1 billion in long-term debt (including securities due within one year) primarily due to borrowings from the FFB for construction of Plant Vogtle Units 3 and 4 and the reoffering of pollution control revenue bonds previously purchased and held by Georgia Power, and an increase of $0.7 billion in property, plant, and equipment to comply with environmental standards and the construction of generation, transmission, and distribution facilities. See Note (L) to the Condensed Financial Statements herein for additional information on the adoption of ASC 842. Also see Notes (B) and (F) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" and "DOE Loan Guarantee Borrowings," respectively, herein for additional information regarding Plant Vogtle Units 3 and 4 and the related Amended and Restated Loan Guarantee Agreement.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Georgia Power in Item 7 of the Form 10-K for a description

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of Georgia Power's capital requirements and contractual obligations. Approximately $973 million will be required through March 31, 2020 to fund maturities of long-term debt. See "Sources of Capital" herein for additional information. Also see FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Nuclear Construction" for additional information regarding Plant Vogtle Units 3 and 4.
The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental laws and regulations; the outcome of any legal challenges to environmental rules; changes in generating plants, including unit retirements and replacements and adding or changing fuel sources at existing generating units, to meet regulatory requirements; changes in FERC rules and regulations; Georgia PSC approvals; changes in the expected environmental compliance program; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; storm impacts; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. The construction program also includes Plant Vogtle Units 3 and 4, which includes components based on new technology that only recently began initial operation in the global nuclear industry at this scale and which may be subject to additional revised cost estimates during construction. The ability to control costs and avoid cost and schedule overruns during the development, construction, and operation of new facilities is subject to a number of factors, including, but not limited to, changes in labor costs, availability, and productivity; challenges with management of contractors, subcontractors, or vendors; adverse weather conditions; shortages, increased costs, or inconsistent quality of equipment, materials, and labor; contractor or supplier delay; non-performance under construction, operating, or other agreements; operational readiness, including specialized operator training and required site safety programs; engineering or design problems; design and other licensing-based compliance matters, including the timely resolution of ITAAC and the related approvals by the NRC; challenges with start-up activities, including major equipment failure and system integration; and/or operational performance. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for information regarding additional factors that may impact construction expenditures.
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
In 2014, Georgia Power entered into a loan guarantee agreement with the DOE and, in March 2019, entered into the Amended and Restated Loan Guarantee Agreement, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4.
Under the Amended and Restated Loan Guarantee Agreement, the DOE has agreed to guarantee the obligations of Georgia Power under note purchase agreements among the DOE, Georgia Power, and the FFB and related promissory notes which provide for two multi-advance term loan facilities (FFB Credit Facilities). Under the FFB Credit Facilities, Georgia Power may make term loan borrowings through the FFB in an amount up to approximately $5.130 billion, provided that total aggregate borrowings under the FFB Credit Facilities may not exceed 70% of (i) Eligible Project Costs minus (ii) approximately $1.492 billion (reflecting the amounts received by Georgia Power under the Guarantee Settlement Agreement less the Customer Refunds). At March 31, 2019, Georgia Power had borrowed $3.46 billion under the FFB Credit Facilities.
See Note (F) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information regarding the Amended and Restated Loan Guarantee Agreement, including applicable covenants,

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

events of default, mandatory prepayment events, and additional conditions to borrowing. Also see Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
Georgia Power's current liabilities frequently exceed current assets because of scheduled maturities of long-term debt and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. At March 31, 2019, Georgia Power's current liabilities exceeded current assets by $1.4 billion primarily due to long-term debt that is due within one year of $973 million and notes payable of $275 million.
At March 31, 2019, Georgia Power had approximately $9 million of cash and cash equivalents. Georgia Power's committed credit arrangement with banks was $1.75 billion at March 31, 2019, of which $1.74 billion was unused. This credit arrangement expires in 2022.
This bank credit arrangement contains a covenant that limits debt levels and contains a cross-acceleration provision to other indebtedness (including guarantee obligations) of Georgia Power. Such cross-acceleration provision to other indebtedness would trigger an event of default if Georgia Power defaulted on indebtedness, the payment of which was then accelerated. At March 31, 2019, Georgia Power was in compliance with this covenant. This bank credit arrangement does not contain a material adverse change clause at the time of borrowing.
Subject to applicable market conditions, Georgia Power expects to renew or replace this credit arrangement as needed prior to expiration. In connection therewith, Georgia Power may extend the maturity date and/or increase or decrease the lending commitments thereunder.
See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
A portion of the $1.74 billion unused credit with banks is allocated to provide liquidity support to Georgia Power's pollution control revenue bonds and commercial paper program. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of March 31, 2019 was approximately $550 million. In addition, at March 31, 2019, Georgia Power had $345 million of pollution control revenue bonds outstanding that were required to be remarketed within the next 12 months. Subsequent to March 31, 2019, Georgia Power purchased and held approximately $115 million of outstanding pollution control revenue bonds required to be remarketed.
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
Details of short-term borrowings were as follows:

	Short-term Debt at March 31, 2019		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$275	2.8%	$437	2.9%	$935

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended March 31, 2019.
Georgia Power believes the need for working capital can be adequately met by utilizing the commercial paper program, lines of credit, short-term bank notes, and operating cash flows.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit Rating Risk
At March 31, 2019, Georgia Power did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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
The maximum potential collateral requirements under these contracts at March 31, 2019 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB- and/or Baa3	$92
Below BBB- and/or Baa3	$1,102
Included in these amounts are certain agreements that could require collateral in the event that Georgia Power or Alabama Power (an affiliate of Georgia Power) has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, a credit rating downgrade could impact the ability of Georgia Power to access capital markets and would be likely to impact the cost at which it does so.
As a result of the Tax Reform Legislation, certain financial metrics, such as the funds from operations to debt percentage, used by the credit rating agencies to assess Southern Company and its subsidiaries, including Georgia Power, may be negatively impacted. A settlement agreement between Georgia Power and the staff of the Georgia PSC regarding the retail rate impact of the Tax Reform Legislation, as approved by the Georgia PSC on April 3, 2018, is expected to help mitigate these potential adverse impacts to certain credit metrics by allowing a higher retail equity ratio until the conclusion of Georgia Power's next base rate case, which is scheduled to be filed by July 1, 2019. See Note 2 to the financial statements under "Georgia Power – Rate Plans" in Item 8 of the Form 10-K for additional information.
Financing Activities
In January 2019, Georgia Power redeemed approximately $13 million, $20 million, and $75 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), First Series 1992, Eighth Series 1994, and Second Series 1995, respectively.
In March 2019, Georgia Power made additional borrowings under the FFB Credit Facilities in an aggregate principal amount of $835 million at an interest rate of 3.213% through the final maturity date of February 20, 2044. The proceeds were used to reimburse Georgia Power for Eligible Project Costs relating to the construction of Plant Vogtle Units 3 and 4.
Also in March 2019, Georgia Power reoffered to the public the following pollution control revenue bonds that previously had been purchased and held by Georgia Power:

•	$173 million aggregate principal amount of Development Authority of Bartow County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Bowen Project), First Series 2009;

•
approximately $105 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), First Series 2013; and

•	$65 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Second Series 2008.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent to March 31, 2019, Georgia Power purchased and held the following pollution control revenue bonds, which may be reoffered to the public at a later date:

•	$55 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Fourth Series 1994;

•	$30 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Fourth Series 1995;

•	$20 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Ninth Series 1994; and

•	$10 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Second Series 1994.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Operating Revenues:
Retail revenues	$203	$194
Wholesale revenues, non-affiliates	57	68
Wholesale revenues, affiliates	22	34
Other revenues	5	6
Total operating revenues	287	302
Operating Expenses:
Fuel	93	98
Purchased power	3	9
Other operations and maintenance	59	75
Depreciation and amortization	48	41
Taxes other than income taxes	26	28
Estimated loss on Kemper IGCC	2	44
Total operating expenses	231	295
Operating Income (Loss)	56	7
Other Income and (Expense):
Interest expense, net of amounts capitalized	(17)	(19)
Other income (expense), net	5	1
Total other income and (expense)	(12)	(18)
Earnings (Loss) Before Income Taxes	44	(11)
Income taxes (benefit)	7	(4)
Net Income (Loss)	$37	$(7)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Net Income (Loss)	$37	$(7)
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $- and $(1), respectively	—	(1)
Total other comprehensive income (loss)	—	(1)
Comprehensive Income (Loss)	$37	$(8)
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Operating Activities:
Net income (loss)	$37	$(7)
Adjustments to reconcile net income (loss) to net cash used for operating activities —
Depreciation and amortization, total	50	44
Deferred income taxes	(8)	155
Estimated loss on Kemper IGCC	6	37
Other, net	(10)	3
Changes in certain current assets and liabilities —
-Receivables	11	(129)
-Other current assets	7	(12)
-Accounts payable	(38)	(21)
-Accrued taxes	(62)	(110)
-Accrued compensation	(22)	(22)
-Other current liabilities	6	—
Net cash used for operating activities	(23)	(62)
Investing Activities:
Property additions	(45)	(33)
Construction payables	(8)	(2)
Other investing activities	(10)	(17)
Net cash used for investing activities	(63)	(52)
Financing Activities:
Decrease in notes payable, net	—	(4)
Proceeds —
Senior notes	—	600
Short-term borrowings	—	300
Pollution control revenue bonds	43	—
Redemptions — Other long-term debt	—	(900)
Return of capital	(38)	—
Other financing activities	—	(5)
Net cash provided from (used for) financing activities	5	(9)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(81)	(123)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	293	248
Cash, Cash Equivalents, and Restricted Cash at End of Period	$212	$125
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $- and $- capitalized for 2019 and 2018, respectively)	$13	$21
Income taxes, net	—	19
Noncash transactions — Accrued property additions at end of period	27	30
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2019	At December 31, 2018
	(in millions)
Current Assets:
Cash and cash equivalents	$212	$293
Receivables —
Customer accounts receivable	29	34
Unbilled revenues	37	41
Affiliated	16	21
Other accounts and notes receivable	36	31
Fossil fuel stock	23	20
Materials and supplies	52	53
Other regulatory assets	102	116
Other current assets	6	19
Total current assets	513	628
Property, Plant, and Equipment:
In service	4,821	4,900
Less: Accumulated provision for depreciation	1,467	1,429
Plant in service, net of depreciation	3,354	3,471
Construction work in progress	110	103
Total property, plant, and equipment	3,464	3,574
Other Property and Investments	123	24
Deferred Charges and Other Assets:
Deferred charges related to income taxes	33	33
Other regulatory assets, deferred	487	474
Accumulated deferred income taxes	148	150
Other deferred charges and assets	17	3
Total deferred charges and other assets	685	660
Total Assets	$4,785	$4,886
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2019	At December 31, 2018
	(in millions)
Current Liabilities:
Securities due within one year	$339	$40
Accounts payable —
Affiliated	52	60
Other	50	90
Accrued taxes	33	95
Accrued interest	20	15
Accrued compensation	16	38
Accrued plant closure costs	26	29
Asset retirement obligations	28	34
Over recovered regulatory clause liabilities	14	14
Other current liabilities	55	40
Total current liabilities	633	455
Long-term Debt	1,280	1,539
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	373	378
Deferred credits related to income taxes	367	382
Employee benefit obligations	111	115
Asset retirement obligations, deferred	127	126
Other cost of removal obligations	186	185
Other regulatory liabilities, deferred	80	81
Other deferred credits and liabilities	18	16
Total deferred credits and other liabilities	1,262	1,283
Total Liabilities	3,175	3,277
Common Stockholder's Equity (See accompanying statements)	1,610	1,609
Total Liabilities and Stockholder's Equity	$4,785	$4,886
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2017	1	$38	$4,529	$(3,205)	$(4)	$1,358
Net loss after dividends on preferred stock	—	—	—	(7)	—	(7)
Capital contributions from parent company	—	—	2	—	—	2
Other comprehensive income (loss)	—	—	—	—	(1)	(1)
Other	—	—	—	(1)	—	(1)
Balance at March 31, 2018	1	$38	$4,531	$(3,213)	$(5)	$1,351

Balance at December 31, 2018	1	$38	$4,546	$(2,971)	$(4)	$1,609
Net income	—	—	—	37	—	37
Return of capital to parent company	—	—	(38)	—	—	(38)
Capital contributions from parent company	—	—	2	—	—	2
Balance at March 31, 2019	1	$38	$4,510	$(2,934)	$(4)	$1,610
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2019 vs. FIRST QUARTER 2018

OVERVIEW
Mississippi Power operates as a vertically integrated utility providing electric service to retail customers within its traditional service territory located within the State of Mississippi and to wholesale customers in the Southeast.
Many factors affect the opportunities, challenges, and risks of Mississippi Power's business of providing electric service. These factors include Mississippi Power's ability to maintain and grow energy sales and number of customers and to operate in a constructive regulatory environment that provides timely recovery of prudently-incurred costs. These costs include those related to projected long-term demand growth, stringent environmental standards, including CCR rules, reliability, fuel, capital and operations and maintenance expenditures, including expanding and improving transmission and distribution facilities, and restoration following major storms. Appropriately balancing required costs and capital expenditures with customer prices will continue to challenge Mississippi Power for the foreseeable future. Mississippi Power is scheduled to file a base rate case in the fourth quarter 2019 (Mississippi Power 2019 Base Rate Case).
On March 28, 2019, Mississippi Power filed a request with the FERC for a decrease in wholesale base revenues under the MRA tariff as agreed upon in a settlement agreement reached with its wholesale customers resolving all matters related to the Kemper County energy facility similar to the retail rate settlement agreement approved by the Mississippi PSC in February 2018 and reflecting the impacts of the Tax Reform Legislation. The MRA settlement agreement provides that base rates will decrease $3.7 million annually, effective January 1, 2019. Mississippi Power expects the matter to be resolved in the second quarter 2019. The ultimate outcome of this matter cannot be determined at this time. See Note 2 to the financial statements under "FERC Matters" in Item 8 of the Form 10-K for additional information.
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
RESULTS OF OPERATIONS
Net Income (Loss)

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$44	N/M
N/M - Not meaningful
Mississippi Power's net income for the first quarter 2019 was $37 million compared to a loss of $7 million for the corresponding period in 2018. The increase in net income is primarily attributable to lower charges associated with the Kemper IGCC and a decrease in operations and maintenance expenses.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Retail Revenues

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$9	4.6
In the first quarter 2019, retail revenues were $203 million compared to $194 million for the corresponding period in 2018.
Details of the changes in retail revenues were as follows:

	First Quarter 2019
	(in millions)	(% change)
Retail – prior year	$194
Estimated change resulting from –
Rates and pricing	15	7.7%
Sales growth	1	0.5
Weather	(9)	(4.6)
Fuel and other cost recovery	2	1.0
Retail – current year	$203	4.6%
Revenues associated with changes in rates and pricing increased in the first quarter 2019 when compared to the corresponding period in 2018 primarily due to increases in PEP and ECO Plan rates that became effective for the first billing cycle of September 2018, partially offset by a rate decrease related to the Kemper County energy facility that became effective for the first billing cycle of April 2018 and a new tolling arrangement accounted for as a sales-type lease. See Note 2 to the financial statements under "Mississippi Power – Performance Evaluation Plan," " – Environmental Compliance Overview Plan," and " – Kemper County Energy Facility – Rate Recovery" in Item 8 of the Form 10-K and Note (L) to the Condensed Financial Statements herein for additional information.
Revenues attributable to changes in sales increased in the first quarter 2019 compared to the corresponding period in 2018. Weather-adjusted residential KWH sales increased 1.5% in the first quarter 2019 due to increased customer usage. Weather-adjusted commercial KWH sales decreased 3.4% due to decreased customer usage. Industrial KWH sales decreased 3.9% primarily due to decreased customer usage by several large industrial customers.
Revenues associated with weather decreased in the first quarter 2019 compared to the corresponding period in 2018 primarily due to milder weather.
Fuel and other cost recovery revenues increased in the first quarter 2019 when compared to the corresponding period in 2018 primarily as a result of higher recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(11)	(16.2)
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
In the first quarter 2019, wholesale revenues from sales to non-affiliates were $57 million compared to $68 million for the corresponding period in 2018. This decrease primarily resulted from a $6 million decrease due to lower market-based contract capacity and energy sales and fewer opportunity sales and a $5 million decrease in cost-based electric tariff revenues due to decreased customer usage and milder weather.
Wholesale Revenues – Affiliates

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(12)	(35.3)
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
In the first quarter 2019, wholesale revenues from sales to affiliates were $22 million compared to $34 million for the corresponding period in 2018. This decrease was primarily due to a $19 million decrease associated with lower natural gas prices, partially offset by a $7 million increase associated with higher KWH sales due to the dispatch of Mississippi Power's lower cost generation resources to serve the Southern Company system's territorial load.
Fuel and Purchased Power Expenses

	First Quarter 2019 vs. First Quarter 2018
	(change in millions)	(% change)
Fuel	$(5)	(5.1)
Purchased power	(6)	(66.7)
Total fuel and purchased power expenses	$(11)
In the first quarter 2019, total fuel and purchased power expenses were $96 million compared to $107 million for the corresponding period in 2018. The decrease was due to lower average costs of natural gas and purchased power.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clause.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of Mississippi Power's generation and purchased power were as follows:

	First Quarter 2019	First Quarter 2018
Total generation (in millions of KWHs)	3,950	4,003
Total purchased power (in millions of KWHs)	207	194
Sources of generation (percent) –
Coal	4	4
Gas	96	96
Cost of fuel, generated (in cents per net KWH) –
Coal	4.42	3.62
Gas	2.46	2.60
Average cost of fuel, generated (in cents per net KWH)	2.53	2.65
Average cost of purchased power (in cents per net KWH)	1.62	4.74
Fuel
In the first quarter 2019, fuel expense was $93 million compared to $98 million for the corresponding period in 2018. The decrease was primarily due to a 5.6% decrease in the average cost of natural gas.
Purchased Power
In the first quarter 2019, purchased power expense was $3 million compared to $9 million for the corresponding period in 2018. The decrease was primarily due to a 66% decrease in the average cost per KWH purchased as a result of colder weather in the first quarter 2018 as compared to the corresponding period in 2019.
Energy purchases will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(16)	(21.3)
In the first quarter 2019, other operations and maintenance expenses were $59 million compared to $75 million for the corresponding period in 2018. The decrease was primarily due to decreases of $9 million in generation planned outage expenses and $4 million in employee compensation and benefit expenses related to an employee attrition plan recorded in 2018.
Depreciation and Amortization

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$7	17.1
In the first quarter 2019, depreciation and amortization was $48 million compared to $41 million for the corresponding period in 2018. The increase was primarily related to $6 million of amortization associated with ECO

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan regulatory assets. See Note 2 to the financial statements under "Mississippi Power – Environmental Compliance Overview Plan" in Item 8 of the Form 10-K for additional information.
Estimated Loss on Kemper IGCC

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(42)	(95.5)
In the first quarter 2019, estimated losses on the Kemper IGCC were $2 million compared to $44 million for the corresponding period in 2018, resulting from lower charges related to abandonment and closure activities for the mine and gasifier-related assets recorded in 2019 as compared to the corresponding period in 2018.
See Note 2 to the financial statements under "Mississippi Power – Kemper County Energy Facility" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Mississippi Power – Kemper County Energy Facility" herein for additional information.
Other Income (Expense), Net

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$4	N/M
N/M - Not meaningful
In the first quarter 2019, other income (expense), net was $5 million compared to $1 million for the corresponding period in 2018. The increase was primarily due to higher interest income associated with a new tolling arrangement accounted for as a lease. See Note (L) to the Condensed Financial Statements herein for additional information.
Income Taxes (Benefit)

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$11	275.0
In the first quarter 2019, income taxes were $7 million compared to an income tax benefit of $4 million for the corresponding period in 2018. This change was primarily due to higher pre-tax earnings primarily due to lower estimated losses on the Kemper IGCC, partially offset by an increase in the flowback of excess deferred income taxes as a result of a settlement agreement reached with wholesale customers under the MRA tariff. See Note (B) to the Condensed Financial Statements under "Mississippi Power" herein for additional information.
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
Environmental Matters
Mississippi Power's operations are regulated by state and federal environmental agencies through a variety of laws and regulations governing air, water, land, and protection of other natural resources. Mississippi Power maintains comprehensive environmental compliance and GHG strategies to assess upcoming requirements and compliance costs associated with these environmental laws and regulations. The costs, including capital expenditures, operations and maintenance costs, and costs reflected in ARO liabilities, required to comply with environmental laws and regulations and to achieve stated goals may impact future electric generating unit retirement and replacement decisions, results of operations, cash flows, and/or financial condition. Related costs may result from the installation of additional environmental controls, closure and monitoring of CCR facilities, unit retirements, or changing fuel sources for certain existing units, as well as related upgrades to Mississippi Power's transmission and distribution systems. A major portion of these costs is expected to be recovered through retail and wholesale rates. The ultimate impact of environmental laws and regulations and GHG goals will depend on various factors, such as state adoption and implementation of requirements, the availability and cost of any deployed technology, fuel prices, and the outcome of pending and/or future legal challenges.
New or revised environmental laws and regulations could affect many areas of Mississippi Power's operations. The impact of any such changes cannot be determined at this time. Environmental compliance costs could affect earnings if such costs cannot continue to be recovered in rates on a timely basis or through long-term wholesale agreements. Further, increased costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively affect results of operations, cash flows, and/or financial condition. Additionally, many commercial and industrial customers may also be affected by existing and future environmental requirements, which for some may have the potential to ultimately affect their demand for electricity. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" of Mississippi Power in Item 7 and Note 3 to the financial statements under "Environmental Matters" in Item 8 of the Form 10-K for additional information.
FERC Matters
See Note 2 to the financial statements under "FERC Matters" in Item 8 of the Form 10-K for additional information.
Municipal and Rural Association Tariff
On March 28, 2019, Mississippi Power filed a request with the FERC for a decrease in wholesale base revenues under the MRA tariff as agreed upon in a settlement agreement reached with its wholesale customers resolving all matters related to the Kemper County energy facility similar to the retail rate settlement agreement approved by the Mississippi PSC in February 2018 and reflecting the impacts of the Tax Reform Legislation. The MRA settlement agreement provides that base rates will decrease $3.7 million annually, effective January 1, 2019. Mississippi Power expects the matter to be resolved in the second quarter 2019. The ultimate outcome of this matter cannot be determined at this time.
Open Access Transmission Tariff
On March 25, 2019, the Alabama Municipal Electric Authority and Cooperative Energy and SCS and the traditional electric operating companies (including Mississippi Power) filed a formal settlement agreement with the FERC

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

agreeing to a rate reduction based on a 10.6% ROE, with a retroactive effective date of May 10, 2018, and a five-year moratorium on these parties seeking changes to the OATT formula rate. The ultimate outcome of this matter cannot be determined at this time; however, if approved by the FERC as filed, the OATT settlement would not have a material impact on the financial statements of Mississippi Power.
Retail Regulatory Matters
Mississippi Power's rates and charges for service to retail customers are subject to the regulatory oversight of the Mississippi PSC. Mississippi Power's rates are a combination of base rates under PEP and several separate cost recovery clauses for specific categories of costs. These separate cost recovery clauses address such items as fuel and purchased power, energy efficiency programs, ad valorem taxes, property damage, and the costs of compliance with environmental laws and regulations. Costs not addressed through one of the specific cost recovery clauses are expected to be recovered through Mississippi Power's base rates. Mississippi Power is scheduled to file a base rate case in the fourth quarter 2019.
See Note 2 to the financial statements under "Mississippi Power" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Mississippi Power" herein for additional information.
Kemper County Energy Facility
See Note 2 to the financial statements under "Mississippi Power – Kemper County Energy Facility" in Item 8 of the Form 10-K for additional information.
As the mining permit holder, Liberty Fuels Company, LLC has a legal obligation to perform mine reclamation, and Mississippi Power has a contractual obligation to fund all reclamation activities. As a result of the abandonment of the Kemper IGCC, final mine reclamation began in 2018 and is expected to be substantially completed in 2020, with monitoring expected to continue through 2027. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.
During the first quarter 2019, Mississippi Power recorded pre-tax charges to income of $2 million ($1 million after tax), primarily resulting from the abandonment and related closure activities and ongoing period costs, net of sales proceeds, for the mine and gasifier-related assets at the Kemper County energy facility. Additional closure costs for the mine and gasifier-related assets, currently estimated at up to $10 million pre-tax (excluding salvage, net of dismantlement costs), may be incurred through the first half of 2020. In addition, period costs, including, but not limited to, costs for compliance and safety, ARO accretion, and property taxes for the mine and gasifier-related assets, are estimated at $11 million for the remainder of 2019 and $2 million to $6 million annually in 2020 through 2023.
In addition, Mississippi Power constructed the CO2 pipeline for the planned transport of captured CO2 for use in enhanced oil recovery and is currently evaluating its options regarding the final disposition of the CO2 pipeline, including removal of the pipeline. This evaluation is expected to be complete later in 2019. If Mississippi Power ultimately decides to remove the CO2 pipeline, the cost of removal would have a material impact on Mississippi Power's financial statements.
In December 2018, Mississippi Power filed with the DOE its request for property closeout certification under the contract related to the $387 million of grants received. Mississippi Power and the DOE are currently in discussions regarding the requested closeout and property disposition, which may require payment to the DOE for a portion of certain property that is to be retained by Mississippi Power. In connection with the DOE closeout discussions, on April 29, 2019, the Civil Division of the Department of Justice informed Southern Company and Mississippi Power of an investigation related to the Kemper County energy facility. The ultimate outcome of these matters cannot be determined at this time; however, they could have a material impact on Mississippi Power's financial statements.
Other Matters
Mississippi Power is involved in various other matters that could affect future earnings, including matters being litigated and regulatory matters. In addition, Mississippi Power is subject to certain claims and legal actions arising

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in the ordinary course of business. Mississippi Power's business activities are subject to extensive governmental regulation related to public health and the environment, such as laws and regulations governing air, water, land, and protection of other natural resources. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental laws and regulations, has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions, CCR, and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
The ultimate outcome of such pending or potential litigation or regulatory matters cannot be predicted at this time; however, for current proceedings not specifically reported in Notes (B) and (C) to the Condensed Financial Statements herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Mississippi Power's financial statements. See Notes (B) and (C) to the Condensed Financial Statements herein for a discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
In conjunction with Southern Company's sale of Gulf Power, Mississippi Power and Gulf Power have committed to seek a restructuring of their 50% undivided ownership interests in Plant Daniel such that each of them would, after the restructuring, own 100% of a generating unit. On January 15, 2019, Gulf Power provided notice to Mississippi Power that Gulf Power will retire its share of the generating capacity of Plant Daniel on January 15, 2024. Mississippi Power has the option to purchase Gulf Power's ownership interest for $1 on January 15, 2024, provided that Mississippi Power exercises the option no later than 120 days prior to that date. Mississippi Power is assessing the potential operational and economic effects of Gulf Power's notice. The ultimate outcome of these matters remains subject to completion of Mississippi Power's evaluations and applicable regulatory approvals, including by the FERC and the Mississippi PSC, and cannot be determined at this time. See Note (K) to the Condensed Financial Statements under "Southern Company" herein for information regarding the sale of Gulf Power.
Litigation
See Note 2 to the financial statements under "Mississippi Power – Kemper County Energy Facility" in Item 8 of the Form 10-K for additional information.
In May 2018, Southern Company and Mississippi Power received a notice of dispute and arbitration demand filed by Martin Product Sales, LLC (Martin) based on two agreements, both related to Kemper IGCC byproducts for which Mississippi Power provided termination notices in 2017. Martin alleges breach of contract, breach of good faith and fair dealing, fraud and misrepresentation, and civil conspiracy and makes a claim for damages in the amount of approximately $143 million, as well as additional unspecified damages, attorney's fees, costs, and interest. In the first quarter 2019, Mississippi Power and Southern Company filed motions to dismiss.
In November 2018, Ray C. Turnage and 10 other individual plaintiffs filed a putative class action complaint against Mississippi Power and the three current members of the Mississippi PSC in the U.S. District Court for the Southern District of Mississippi. Mississippi Power received Mississippi PSC approval in 2013 to charge a mirror CWIP rate premised upon including in its rate base pre-construction and construction costs for the Kemper IGCC prior to placing the Kemper IGCC into service. The Mississippi Supreme Court reversed that approval and ordered Mississippi Power to refund the amounts paid by customers under the previously-approved mirror CWIP rate. The plaintiffs allege that the initial approval process, and the amount approved, were improper. They also allege that Mississippi Power underpaid customers in the refund process by applying an incorrect interest rate. The plaintiffs seek to recover, on behalf of themselves and their putative class, actual damages, punitive damages, pre-judgment interest, post-judgment interest, attorney's fees, and costs. In response to Mississippi Power and the Mississippi PSC each filing a motion to dismiss, the plaintiffs filed an amended complaint on March 14, 2019. The amended complaint included four additional plaintiffs and additional claims for gross negligence, reckless conduct, and intentional wrongdoing. Mississippi Power and the Mississippi PSC have each filed a motion to dismiss the amended complaint.

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
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Mississippi Power prepares its financial statements in accordance with GAAP. Significant accounting policies are described in Notes 1, 5, and 6 to the financial statements in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Mississippi Power's results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates" of Mississippi Power in Item 7 of the Form 10-K for a complete discussion of Mississippi Power's critical accounting policies and estimates.
Recently Issued Accounting Standards
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
Net cash used for operating activities totaled $23 million for the first three months of 2019, a decrease of $39 million as compared to the corresponding period in 2018. The decrease in net cash used for operating activities is primarily related to lower income tax and ad valorem tax payments in 2019. Net cash used for investing activities totaled $63 million for the first three months of 2019 primarily due to gross property additions related to distribution and transmission facilities. Net cash provided from financing activities totaled $5 million for the first three months of 2019 primarily due to $43 million of pollution control revenue bonds reoffered to the public, partially offset by a return of capital to Southern Company. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first three months of 2019 include a decrease of $259 million in long-term debt, primarily due to the reclassification of $300 million in unsecured senior notes to securities due within one year, partially offset by $43 million in securities reoffered to the public; a decrease of $62 million in accrued taxes primarily due to the payment of ad valorem taxes; and a decrease of $81 million in cash and cash equivalents. Other significant changes include a decrease of $79 million in plant in service and an increase of $99 million in other property and investments primarily due to a new tolling arrangement, effective January 1, 2019, accounted for as a sales-type lease. See Note (L) to the Condensed Financial Statements herein for additional information.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power's capital requirements and contractual obligations. Approximately $300 million

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

will be required through March 31, 2020 to fund maturities of long-term debt. See "Sources of Capital" herein for additional information.
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
As of March 31, 2019, Mississippi Power's current liabilities exceeded current assets by approximately $120 million primarily as a result of $339 million of long-term debt that is due within one year.
At March 31, 2019, Mississippi Power had approximately $212 million of cash and cash equivalents. Mississippi Power's committed credit arrangements with banks totaled $100 million at March 31, 2019, all of which was unused. These credit arrangements expire in 2019.
See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
All of these bank credit arrangements contain covenants that limit debt levels and typically contain cross-acceleration provisions to other indebtedness (including guarantee obligations) of Mississippi Power. Such cross-acceleration provisions to other indebtedness would trigger an event of default if Mississippi Power defaulted on indebtedness, the payment of which was then accelerated. At March 31, 2019, Mississippi Power was in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowing.
Subject to applicable market conditions, Mississippi Power expects to renew or replace its credit arrangements as needed, prior to expiration. In connection therewith, Mississippi Power may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
A portion of the $100 million unused credit arrangements with banks is allocated to provide liquidity support to Mississippi Power's variable rate revenue bonds. The amount of variable rate revenue bonds outstanding requiring liquidity support as of March 31, 2019 was approximately $40 million.
Short-term debt, including the average amount and maximum amount outstanding, was immaterial at March 31, 2019 and during the three-month period ended March 31, 2019.
Mississippi Power believes the need for working capital can be adequately met by utilizing lines of credit, short-term bank notes, commercial paper to the extent Mississippi Power is eligible to participate, operating cash flows, and other cash.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit Rating Risk
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Credit Rating Risk" of Mississippi Power in Item 7 of the Form 10-K for additional information.
At March 31, 2019, Mississippi Power did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that have required or could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and/or Baa2 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, energy price risk management, and transmission. At March 31, 2019, the maximum potential collateral requirements at a rating below BBB- and/or Baa3 equaled approximately $281 million.
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
As a result of the Tax Reform Legislation, certain financial metrics, such as the funds from operations to debt percentage, used by the credit rating agencies to assess Southern Company and its subsidiaries, including Mississippi Power, may be negatively impacted. The settlement agreement approved by the Mississippi PSC in August 2018 with respect to the 2018 PEP filings and all unresolved PEP filings for prior years is expected to help mitigate these potential adverse impacts by allowing Mississippi Power to retain the excess deferred taxes resulting from the Tax Reform Legislation until the conclusion of the Mississippi Power 2019 Base Rate Case. See Note 2 to the financial statements under "Mississippi Power" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Mississippi Power" herein for additional information.
Financing Activities
In March 2019, Mississippi Power reoffered to the public $43 million of Mississippi Business Finance Corporation Pollution Control Revenue Refunding Bonds, Series 2002, that previously had been purchased and held by Mississippi Power.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Mississippi Power plans, when economically feasible, to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN POWER COMPANY
AND SUBSIDIARY COMPANIES

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$352	$424
Wholesale revenues, affiliates	87	83
Other revenues	4	2
Total operating revenues	443	509
Operating Expenses:
Fuel	145	169
Purchased power	24	61
Other operations and maintenance	84	93
Depreciation and amortization	119	114
Taxes other than income taxes	11	12
Total operating expenses	383	449
Operating Income	60	60
Other Income and (Expense):
Interest expense, net of amounts capitalized	(44)	(47)
Other income (expense), net	2	3
Total other income and (expense)	(42)	(44)
Earnings Before Income Taxes	18	16
Income taxes (benefit)	(9)	(99)
Net Income	27	115
Net loss attributable to noncontrolling interests	(29)	(6)
Net Income Attributable to Southern Power	$56	$121
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Net Income	$27	$115
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(10) and $16, respectively	(29)	48
Reclassification adjustment for amounts included in net income, net of tax of $8 and $(8), respectively	25	(24)
Total other comprehensive income (loss)	(4)	24
Comprehensive Income	23	139
Comprehensive loss attributable to noncontrolling interests	(29)	(6)
Comprehensive Income Attributable to Southern Power	$52	$145
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Operating Activities:
Net income	$27	$115
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	125	122
Deferred income taxes	17	(50)
Amortization of investment tax credits	(14)	(14)
Other, net	(7)	2
Changes in certain current assets and liabilities —
-Receivables	10	48
-Prepaid income taxes	(9)	(32)
-Other current assets	3	5
-Accounts payable	(32)	(43)
-Accrued compensation	(15)	(13)
-Other current liabilities	5	9
Net cash provided from operating activities	110	149
Investing Activities:
Business acquisitions	(2)	(46)
Property additions	(66)	(121)
Change in construction payables	(7)	25
Payments pursuant to LTSAs	(15)	(18)
Other investing activities	11	7
Net cash used for investing activities	(79)	(153)
Financing Activities:
Increase in notes payable, net	5	29
Distributions to noncontrolling interests	(36)	(13)
Capital contributions from noncontrolling interests	3	8
Payment of common stock dividends	(51)	(78)
Net cash used for financing activities	(79)	(54)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(48)	(58)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	181	140
Cash, Cash Equivalents, and Restricted Cash at End of Period	$133	$82
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $4 and $5 capitalized for 2019 and 2018, respectively)	$28	$29
Income taxes, net	1	(39)
Noncash transactions — Accrued property additions at end of period	19	57
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2019	At December 31, 2018
	(in millions)
Current Assets:
Cash and cash equivalents	$133	$181
Receivables —
Customer accounts receivable	120	111
Affiliated	33	55
Other	116	116
Materials and supplies	218	220
Prepaid income taxes	1,190	25
Other current assets	37	37
Total current assets	1,847	745
Property, Plant, and Equipment:
In service	13,284	13,271
Less: Accumulated provision for depreciation	2,288	2,171
Plant in service, net of depreciation	10,996	11,100
Construction work in progress	409	430
Total property, plant, and equipment	11,405	11,530
Other Property and Investments:
Intangible assets, net of amortization of $67 and $61 at March 31, 2019 and December 31, 2018, respectively	340	345
Other investments	2	—
Total other property and investments	342	345
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	372	—
Prepaid LTSAs	102	98
Accumulated deferred income taxes	17	1,186
Income taxes receivable, non-current	33	30
Assets held for sale	644	576
Other deferred charges and assets	342	373
Total deferred charges and other assets	1,510	2,263
Total Assets	$15,104	$14,883
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At March 31, 2019	At December 31, 2018
	(in millions)
Current Liabilities:
Securities due within one year	$599	$599
Notes payable	105	100
Accounts payable —
Affiliated	69	92
Other	66	77
Accrued income taxes	11	6
Accrued interest	44	36
Liabilities held for sale	9	15
Other current liabilities	111	106
Total current liabilities	1,014	1,031
Long-term Debt	4,396	4,418
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	107	105
Accumulated deferred ITCs	1,817	1,832
Operating lease obligations	371	—
Other deferred credits and liabilities	181	213
Total deferred credits and other liabilities	2,476	2,150
Total Liabilities	7,886	7,599
Total Stockholders' Equity (See accompanying statements)	7,218	7,284
Total Liabilities and Stockholders' Equity	$15,104	$14,883
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholders' Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2017	$3,662	$1,478	$(2)	$5,138	$1,360	$6,498
Net income attributable to Southern Power	—	121	—	121	—	121
Capital contributions from parent company	1	—	—	1	—	1
Other comprehensive income (loss)	—	—	24	24	—	24
Cash dividends on common stock	—	(78)	—	(78)	—	(78)
Capital contributions from noncontrolling interests	—	—	—	—	9	9
Distributions to noncontrolling interests	—	—	—	—	(13)	(13)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(6)	(6)
Other	—	(2)	5	3	(1)	2
Balance at March 31, 2018	$3,663	$1,519	$27	$5,209	$1,349	$6,558

Balance at December 31, 2018	$1,600	$1,352	$16	$2,968	$4,316	$7,284
Net income attributable to Southern Power	—	56	—	56	—	56
Capital contributions from parent company	1	—	—	1	—	1
Other comprehensive income (loss)	—	—	(4)	(4)	—	(4)
Cash dividends on common stock	—	(51)	—	(51)	—	(51)
Capital contributions from noncontrolling interests	—	—	—	—	3	3
Distributions to noncontrolling interests	—	—	—	—	(41)	(41)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(29)	(29)
Other	(1)	(1)	—	(2)	1	(1)
Balance at March 31, 2019	$1,600	$1,356	$12	$2,968	$4,250	$7,218
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2019 vs. FIRST QUARTER 2018

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
During the three months ended March 31, 2019, Southern Power continued construction of the 100-MW Wildhorse Mountain wind facility, the 200-MW Reading wind facility, and the expansion of the 385-MW Mankato natural gas facility. See FUTURE EARNINGS POTENTIAL – "Construction Projects" herein for additional information.
In November 2018, Southern Power entered into an agreement to sell all of its equity interests in Plant Mankato (including the 385-MW expansion currently under construction) for an aggregate purchase price of approximately $650 million. The completion of the disposition is subject to the expansion unit reaching commercial operation as well as various other customary conditions to closing, including FERC and state commission approvals. On April 17, 2019, Southern Power entered into an agreement to sell all of its equity interests in the Nacogdoches biomass-fueled facility to Austin Energy for an aggregate purchase price of $460 million, subject to customary closing conditions and working capital adjustments. Each of these sales is expected to close in mid-2019; however, the ultimate outcome of these matters cannot be determined at this time.
At March 31, 2019, Southern Power's average investment coverage ratio for its generating assets (including Plants Mankato and Nacogdoches), based on the ratio of investment under contract to total investment using the respective generation facilities' net book value (or expected in-service value for facilities under construction) as the investment amount, was 93% through 2023 and 91% through 2028, with an average remaining contract duration of approximately 15 years.
Southern Power continues to focus on several key performance indicators, including, but not limited to, peak season equivalent forced outage rate, contract availability, and net income.
RESULTS OF OPERATIONS
Net Income Attributable to Southern Power

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(65)	(53.7)
Net income attributable to Southern Power for the first quarter 2019 was $56 million compared to $121 million for the corresponding period in 2018. The decrease was primarily due to $50 million in state income tax benefits recorded in 2018 arising from the reorganization of Southern Power's legal entities that own and operate certain solar facilities and a reduction in 2019 of $39 million in PTCs, partially offset by $28 million in HLBV income allocations to Southern Power related to tax equity partnerships entered into in 2018. See Notes 7 and 10 to the financial statements in Item 8 of the Form 10-K for additional information on the legal entity reorganization and the tax equity partnerships, respectively.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Revenues

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(66)	(13.0)
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
See FUTURE EARNINGS POTENTIAL – "Power Sales Agreements" herein for additional information regarding Southern Power's PPAs.
Details of Southern Power's operating revenues were as follows:

	First Quarter 2019	First Quarter 2018
	(in millions)
PPA capacity revenues	$127	$138
PPA energy revenues	227	254
Total PPA revenues	354	392
Non-PPA revenues	85	115
Other revenues	4	2
Total operating revenues	$443	$509

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the first quarter 2019, total operating revenues were $443 million, reflecting a $66 million, or 13%, decrease from the corresponding period in 2018. The decrease in operating revenues was primarily due to the following:

•
PPA capacity revenues decreased $11 million, or 8%, primarily due to a decrease of $17 million attributable to the sale of Plant Oleander and Plant Stanton Unit A (together, the Florida Plants) in December 2018, partially offset by a $5 million increase in new PPA capacity revenues from existing natural gas facilities.

•
PPA energy revenues decreased $27 million, or 11%, primarily due to a $22 million decrease in sales related to natural gas facilities, driven by a $51 million decrease in the average cost of fuel and purchased power, partially offset by a $29 million increase in the volume of KWHs sold due to increased customer load.

•
Non-PPA revenues decreased $30 million, or 26%, due to a $21 million decrease in the volume of KWHs sold through short-term sales, primarily due to a reduction in uncovered natural gas capacity, and an $8 million decrease in the market price of energy.

Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	First Quarter 2019	First Quarter 2018
	(in billions of KWHs)
Generation	10.1	9.8
Purchased power	0.7	0.9
Total generation and purchased power	10.8	10.7

Total generation and purchased power, excluding solar, wind, and tolling agreements	6.6	6.7
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
Details of Southern Power's fuel and purchased power expenses were as follows:

	First Quarter 2019 vs. First Quarter 2018
	(change in millions)	(% change)
Fuel	$(24)	(14.2)
Purchased power	(37)	(60.7)
Total fuel and purchased power expenses	$(61)
In the first quarter 2019, total fuel and purchased power expenses decreased $61 million, or 27%, compared to the corresponding period in 2018. Fuel expense decreased $24 million primarily due to a decrease associated with the average cost of fuel per KWH generated. Purchased power expense decreased $37 million primarily due to a $24

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million decrease associated with the average cost of purchased power and a $13 million decrease associated with the volume of KWHs purchased.
Other Operations and Maintenance Expenses

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(9)	(9.7)
In the first quarter 2019, other operations and maintenance expenses were $84 million compared to $93 million for the corresponding period in 2018. The decrease was primarily due to lower scheduled outage and maintenance expenses and the recovery of legal costs related to the Roserock settlement agreement. See Note (C) to the Condensed Financial Statements under "General Litigation Matters – Southern Power" herein for additional information.
Income Taxes (Benefit)

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$90	90.9
In the first quarter 2019, income tax benefit was $9 million compared to $99 million for the corresponding period in 2018. This change was primarily due to $50 million in tax benefits recorded in 2018 related to changes in state apportionment rates following the reorganization of Southern Power's legal entities that own and operate certain solar facilities and a $39 million reduction of tax benefits from wind PTCs primarily as a result of the sale of a noncontrolling tax equity interest in SP Wind. See Note (G) to the Condensed Financial Statements herein for additional information.
Net Loss Attributable to Noncontrolling Interests

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$23	N/M
In the first quarter 2019, net loss attributable to noncontrolling interests was $29 million compared to $6 million for the corresponding period in 2018. The increase was primarily related to tax equity partnerships entered into in 2018. See Note 7 to the financial statements in Item 8 of the Form 10-K under "Southern Power" for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Power's future earnings potential. Future earnings potential will be impacted by the sales of noncontrolling renewable facility interests and the sale of the Florida Plants in 2018 and the pending dispositions of Plants Mankato and Nacogdoches in 2019. The level of Southern Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Power's competitive wholesale business. These factors include: Southern Power's ability to achieve sales growth while containing costs; regulatory matters; creditworthiness of customers; total generating capacity available in Southern Power's market areas; the successful remarketing of capacity as current contracts expire; and Southern Power's ability to execute its growth strategy through the development or acquisition of renewable facilities and other energy projects.
In November 2018, Southern Power entered into an agreement with Northern States Power to sell all of its equity interests in Plant Mankato (including the 385-MW expansion currently under construction) for an aggregate

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

purchase price of approximately $650 million. The completion of the disposition is subject to the expansion unit reaching commercial operation as well as various other customary conditions to closing, including working capital and timing adjustments. This transaction is subject to FERC and state commission approvals. On April 17, 2019, Southern Power entered into an agreement to sell all of its equity interests in the Nacogdoches biomass-fueled facility to Austin Energy for an aggregate purchase price of $460 million, subject to customary closing conditions and working capital adjustments. Each of these sales is expected to close in mid-2019; however, the ultimate outcome of these matters cannot be determined at this time.
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
Construction Projects in Progress
During the three months ended March 31, 2019, Southern Power continued construction of the projects set forth in the table below. Total aggregate construction costs, excluding the acquisition costs, are expected to be between $575 million and $640 million for the Plant Mankato expansion and the Wildhorse Mountain and Reading facilities. At March 31, 2019, total costs of construction incurred for these projects were $347 million and are included in CWIP, except for the Plant Mankato expansion, which is included in assets held for sale in the financial statements. The ultimate outcome of these matters cannot be determined at this time.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Expected COD	PPA Counterparties	PPA Contract Period
Mankato expansion(a)	Natural Gas	385	Mankato, MN	May 2019	Northern States Power Company	20 years
Wildhorse Mountain(b)	Wind	100	Pushmataha County, OK	Fourth quarter 2019	Arkansas Electric Cooperative	20 years
Reading(c)	Wind	200	Osage and Lyon Counties, KS	Second quarter 2020	Royal Caribbean Cruises LTD	12 years

(a)
In November 2018, Southern Power entered into an agreement to sell all of its equity interests in Plant Mankato, including this expansion currently under construction. This transaction is subject to FERC and state commission approvals and is expected to close mid-2019. The ultimate outcome of this matter cannot be determined at this time.

(b)
In May 2018, Southern Power purchased 100% of the Wildhorse Mountain facility. Southern Power may enter into a tax equity partnership, in which case it would then own 100% of the class B membership interests. The ultimate outcome of this matter cannot be determined at this time.

(c)
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

Development Projects
Southern Power continues to evaluate and refine the deployment of the wind turbine equipment purchased in 2016 and 2017 to potential joint development and construction projects as well as the amount of MW capacity to be constructed. During the three months ended March 31, 2019, approximately $53 million of equipment was marketed for sale and, subsequent to March 31, 2019, was sold. At March 31, 2019, the equipment was classified as held for sale on Southern Power's balance sheet.
The ultimate outcome of these matters cannot be determined at this time.
Other Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters" and "Power Sales Agreements – General" of Southern Power in Item 7 for additional information.
Southern Power is involved in various other matters that could affect future earnings, including matters being litigated, as well as other regulatory and business matters. In addition, Southern Power is subject to certain claims and legal actions arising in the ordinary course of business. Southern Power's business activities are subject to extensive governmental regulation related to public health and the environment, such as laws and regulations governing air, water, land, and protection of other natural resources. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental laws and regulations, has occurred throughout the U.S. This litigation has included claims for damages alleged to have been caused by CO2 and other emissions and alleged exposure to hazardous materials, and/or requests for injunctive relief in connection with such matters.
The ultimate outcome of such pending or potential litigation, regulatory matters, or other business matters cannot be predicted at this time; however, for current proceedings not specifically reported in Notes (B) and (C) to the Condensed Financial Statements herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Southern Power's financial statements.
Southern Power indirectly owns a 51% membership interest in RE Roserock LLC (Roserock), the owner of the Roserock facility in Pecos County, Texas. Prior to the facility being placed in service in 2016, certain solar panels were damaged during installation by the construction contractor, McCarthy Building Companies, Inc. (McCarthy), and certain solar panels were damaged by a hail event that also occurred during construction. In connection therewith, Southern Power withheld payment of approximately $26 million to the construction contractor, which placed a lien on the Roserock facility for the same amount. In 2017, Roserock filed a lawsuit in the state district

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

court in Pecos County, Texas against XL Insurance America, Inc. and North American Elite Insurance Company seeking recovery from an insurance policy for damages resulting from the hail event and McCarthy's installation practices. In June 2018, the court granted Roserock's motion for partial summary judgment, finding that the insurers were in breach of contract and in violation of the Texas Insurance Code for failing to pay any monies owed for the hail claim. Separate lawsuits were filed between Roserock and McCarthy, as well as other parties, and that litigation was consolidated in the U.S. District Court for the Western District of Texas. On April 18, 2019, Roserock and the parties to the state and federal lawsuits executed a settlement agreement and mutual release that resolves both lawsuits. Under the agreement, the lawsuits will be dismissed and McCarthy will release its lien following payments of all amounts (which are expected to occur in May 2019). Roserock will pay $26 million to McCarthy that was withheld and included in the original construction costs and will receive funds that will cover all related legal costs and the replacement costs of certain solar panels. In addition, during the first quarter 2019, Roserock received a partial payment of approximately $5 million in insurance proceeds toward the hail event. Any additional funds received in excess of the initial replacement costs are expected to be recognized as a gain when received by Roserock in the second quarter 2019, but are not expected to have a material impact on Southern Power's net income.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Southern Power prepares its consolidated financial statements in accordance with GAAP. Significant accounting policies are described in Notes 1, 4, and 10 to the financial statements in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Power's results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates" of Southern Power in Item 7 of the Form 10-K for a complete discussion of Southern Power's critical accounting policies and estimates.
Recently Issued Accounting Standards
See Note (A) to the Condensed Financial Statements herein for information regarding Southern Power's recently adopted accounting standards.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Southern Power in Item 7 of the Form 10-K for additional information. Southern Power's financial condition remained stable at March 31, 2019. Southern Power intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements as needed to meet future capital and liquidity needs. See "Sources of Capital" herein for additional information on lines of credit.
Southern Power also utilizes tax equity partnerships, where the tax partner takes significantly all of the federal tax benefits, as a financing source. These tax equity partnerships are consolidated in Southern Power's financial statements and are accounted for using a HLBV methodology to allocate partnership gains and losses. During the first three months of 2019, Southern Power did not receive any material tax equity funding amounts. See Note 1 to the financial statements under "Hypothetical Liquidation at Book Value" in Item 8 of the Form 10-K for additional information on the HLBV methodology.
Net cash provided from operating activities totaled $110 million for the first three months of 2019 compared to $149 million for the first three months of 2018. The decrease in net cash provided from operating activities was primarily due to a reduction in income tax refunds. Net cash used for investing activities totaled $79 million for the first three months of 2019 primarily due to ongoing construction activities. Net cash used for financing activities

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

totaled $79 million for the first three months of 2019 primarily due to payment of a common stock dividend and distributions to noncontrolling interests. Cash flows from financing activities may vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first three months of 2019 include a $1.2 billion increase in prepaid income taxes, with an offsetting $1.2 billion reduction in accumulated deferred income tax assets, due to the expected utilization of tax credits for the 2019 tax year, a $372 million increase in operating lease right-of-use assets along with a corresponding increase in operating lease obligations of $371 million, due to the adoption of ASU No. 2016-02, a $68 million increase in assets held for sale due to wind turbine equipment and the continued construction of the Plant Mankato expansion, and a $66 million decrease in noncontrolling interests primarily due to HLBV income allocations to Southern Power and distributions to partners. See Note (K) under "Southern Power" and Note (L) to the Condensed Financial Statements herein for additional information on the Plant Mankato disposition and ASU No. 2016-02, respectively.
See FUTURE EARNINGS POTENTIAL – "Construction Projects" herein for additional information.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Power in Item 7 of the Form 10-K for a description of Southern Power's capital requirements and contractual obligations. Approximately $600 million will be required through March 31, 2020 to fund maturities of long-term debt. See "Sources of Capital" herein for additional information.
Southern Power's construction program includes estimates for potential plant acquisitions and placeholder growth, new construction and development, capital improvements, and work to be performed under LTSAs and is subject to periodic review and revision. Actual construction costs, including acquisitions, may vary from these estimates because of numerous factors such as: changes in business conditions; changes in the expected environmental compliance program; changes in environmental laws and regulations; the outcome of any legal challenges to environmental rules; changes in FERC rules and regulations; changes in load projections; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital. See FUTURE EARNINGS POTENTIAL – "Construction Projects" herein for additional information.
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
As of March 31, 2019, Southern Power had cash and cash equivalents of approximately $133 million.
Southern Power's commercial paper program is used to finance acquisition and construction costs related to electric generating facilities and for general corporate purposes, including maturing debt. Commercial paper is included in notes payable on the condensed consolidated balance sheets.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of short-term borrowings were as follows:

	Short-term Borrowings at March 31, 2019		Short-term Borrowings During the Period (*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$5	2.8%	$3	2.7%	$45
Short-term loans	100	3.1%	100	3.1%	100
Total	$105	3.1%	$103	3.1%

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended March 31, 2019.
At March 31, 2019, Southern Power had a committed credit facility (Facility) of $750 million, of which $9 million has been used for letters of credit and $741 million remains unused. The Facility expires in 2022. Proceeds from the Facility may be used for working capital and general corporate purposes as well as liquidity support for Southern Power's commercial paper program. Subject to applicable market conditions, Southern Power expects to renew or replace the Facility, as needed, prior to expiration. In connection therewith, Southern Power may extend the maturity date and/or increase or decrease the lending commitment thereunder. See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
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
Southern Power also has a $120 million continuing letter of credit facility expiring in 2021 for standby letters of credit. At March 31, 2019, $96 million has been used for letters of credit, primarily as credit support for PPA requirements, and $24 million remains unused.
In addition, at March 31, 2019, Southern Power had $103 million of cash collateral posted related to PPA requirements.
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

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The maximum potential collateral requirements under these contracts at March 31, 2019 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and/or Baa2	$29
At BBB- and/or Baa3	$339
At BB+ and/or Ba1(*)	$1,041

(*)	Any additional credit rating downgrades at or below BB- and/or Ba3 could increase collateral requirements up to an additional $38 million.
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
Financing Activities
Southern Power did not issue or redeem any securities during the three months ended March 31, 2019.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN COMPANY GAS
AND SUBSIDIARY COMPANIES

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $55 and $51, respectively)	$1,476	$1,631
Alternative revenue programs	(2)	(24)
Other revenues	—	32
Total operating revenues	1,474	1,639
Operating Expenses:
Cost of natural gas	686	720
Cost of other sales	—	7
Other operations and maintenance	235	276
Depreciation and amortization	118	129
Taxes other than income taxes	82	77
Goodwill impairment	—	42
Total operating expenses	1,121	1,251
Operating Income	353	388
Other Income and (Expense):
Earnings from equity method investments	48	42
Interest expense, net of amounts capitalized	(59)	(59)
Other income (expense), net	5	12
Total other income and (expense)	(6)	(5)
Earnings Before Income Taxes	347	383
Income taxes	77	104
Net Income	$270	$279
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Net Income	$270	$279
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $- and $-, respectively	—	1
Reclassification adjustment for amounts included in net income, net of tax of $- and $1, respectively	—	2
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $- and $-, respectively	(1)	(1)
Total other comprehensive income (loss)	(1)	2
Comprehensive Income	$269	$281
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Operating Activities:
Net income	$270	$279
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	118	129
Deferred income taxes	42	47
Mark-to-market adjustments	45	(59)
Goodwill impairment	—	42
Other, net	(20)	(2)
Changes in certain current assets and liabilities —
-Receivables	238	175
-Natural gas for sale, net of temporary LIFO liquidation	363	413
-Other current assets	59	35
-Accounts payable	(353)	(119)
-Accrued taxes	21	28
-Accrued compensation	(50)	(38)
-Other current liabilities	(50)	48
Net cash provided from operating activities	683	978
Investing Activities:
Property additions	(256)	(268)
Cost of removal, net of salvage	(12)	(14)
Change in construction payables, net	1	(46)
Investment in unconsolidated subsidiaries	(10)	(29)
Other investing activities	(13)	(4)
Net cash used for investing activities	(290)	(361)
Financing Activities:
Decrease in notes payable, net	(289)	(483)
Payment of common stock dividends	(118)	(118)
Other financing activities	5	6
Net cash used for financing activities	(402)	(595)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(9)	22
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	70	78
Cash, Cash Equivalents, and Restricted Cash at End of Period	$61	$100
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $2 and $1 capitalized for 2019 and 2018, respectively)	$55	$52
Income taxes, net	(1)	—
Noncash transactions — Accrued property additions at end of period	98	89
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2019	At December 31, 2018
	(in millions)
Current Assets:
Cash and cash equivalents	$57	$64
Receivables —
Energy marketing receivables	529	801
Customer accounts receivable	472	370
Unbilled revenues	179	213
Affiliated	9	11
Other accounts and notes receivable	108	142
Accumulated provision for uncollectible accounts	(27)	(30)
Natural gas for sale	189	524
Prepaid expenses	99	118
Assets from risk management activities, net of collateral	108	219
Other regulatory assets	46	73
Other current assets	42	50
Total current assets	1,811	2,555
Property, Plant, and Equipment:
In service	15,417	15,177
Less: Accumulated depreciation	4,466	4,400
Plant in service, net of depreciation	10,951	10,777
Construction work in progress	577	580
Total property, plant, and equipment	11,528	11,357
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,557	1,538
Other intangible assets, net of amortization of $153 and $145 at March 31, 2019 and December 31, 2018, respectively	93	101
Miscellaneous property and investments	20	20
Total other property and investments	6,685	6,674
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	86	—
Other regulatory assets, deferred	657	669
Other deferred charges and assets	185	193
Total deferred charges and other assets	928	862
Total Assets	$20,952	$21,448
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2019	At December 31, 2018
	(in millions)
Current Liabilities:
Securities due within one year	$354	$357
Notes payable	361	650
Energy marketing trade payables	532	856
Accounts payable —
Affiliated	31	45
Other	391	402
Customer deposits	91	133
Accrued taxes —
Accrued income taxes	89	66
Other accrued taxes	72	75
Accrued interest	64	55
Accrued compensation	49	100
Liabilities from risk management activities, net of collateral	26	76
Other regulatory liabilities	86	79
Other current liabilities	160	130
Total current liabilities	2,306	3,024
Long-term Debt	5,574	5,583
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,064	1,016
Deferred credits related to income taxes	926	940
Employee benefit obligations	351	357
Operating lease obligations	71	—
Other cost of removal obligations	1,598	1,585
Accrued environmental remediation	261	268
Other deferred credits and liabilities	63	105
Total deferred credits and other liabilities	4,334	4,271
Total Liabilities	12,214	12,878
Common Stockholder's Equity (See accompanying statements)	8,738	8,570
Total Liabilities and Stockholder's Equity	$20,952	$21,448
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2017	$9,214	$(212)	$20	$9,022
Net income	—	279	—	279
Capital contributions from parent company	14	—	—	14
Other comprehensive income (loss)	—	—	2	2
Cash dividends on common stock	—	(118)	—	(118)
Other	—	(4)	4	—
Balance at March 31, 2018	$9,228	$(55)	$26	$9,199

Balance at December 31, 2018	$8,856	$(312)	$26	$8,570
Net income	—	270	—	270
Capital contributions from parent company	17	—	—	17
Other comprehensive income (loss)	—	—	(1)	(1)
Cash dividends on common stock	—	(118)	—	(118)
Balance at March 31, 2019	$8,873	$(160)	$25	$8,738
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2019 vs. FIRST QUARTER 2018

OVERVIEW
Southern Company Gas is an energy services holding company whose primary business is the distribution of natural gas through utilities in four states – Nicor Gas in Illinois, Atlanta Gas Light in Georgia, Virginia Natural Gas in Virginia, and Chattanooga Gas in Tennessee. Southern Company Gas is also involved in several other complementary businesses.
Southern Company Gas manages its business through four reportable segments – gas distribution operations, gas pipeline investments, wholesale gas services, and gas marketing services – and one non-reportable segment, all other. See Note (M) to the Condensed Financial Statements herein and "BUSINESS – The Southern Company System – Southern Company Gas" in Item 1 of the Form 10-K for additional information.
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
Nicor Gas filed a rate case in November 2018 and Atlanta Gas Light is required to file a rate case no later than June 3, 2019. These rate cases are both expected to conclude in 2019. The ultimate outcome of these matters cannot be determined at this time. See FUTURE EARNINGS POTENTIAL – "Regulatory Matters" herein and Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
During 2018, Southern Company Gas completed the following sales, resulting in approximately $2.7 billion in aggregate proceeds.

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

See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Company Gas" for additional information on these dispositions.
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
RESULTS OF OPERATIONS
Net Income

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(9)	(3.2)
In the first quarter 2019, net income was $270 million compared to $279 million for the corresponding period in 2018. Excluding an $8 million net loss in the first quarter 2018 from the Southern Company Gas Dispositions, which includes the related goodwill impairment charge of $42 million recorded in contemplation of the sale of Pivotal Home Solutions, net income decreased $17 million. This decrease was driven by a $57 million decrease at wholesale gas services primarily due to significant natural gas price volatility during the first quarter 2018. Excluding the impacts of the Southern Company Gas Dispositions and wholesale gas services, net income increased $40 million. This increase was primarily due to a $52 million increase in revenues, net of gas costs and other cost recovery, primarily from infrastructure replacement programs and base rate changes as well as colder weather in Illinois in the first quarter 2019 compared to the corresponding period in 2018. Partially offsetting these increases were a $7 million contractor litigation settlement recorded in the first quarter 2018 and increased depreciation and amortization.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Natural Gas Revenues, including Alternative Revenue Programs

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(133)	(8.3)
In the first quarter 2019, natural gas revenues, including alternative revenue programs, were $1.5 billion compared to $1.6 billion for the corresponding period in 2018.
Details of the changes in natural gas revenues, including alternative revenue programs, were as follows:

	First Quarter 2019
	(in millions)	(% change)
Natural gas revenues – prior year	$1,607
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	32	2.0
Gas costs and other cost recovery	62	3.9
Weather	7	0.4
Wholesale gas services	(80)	(5.0)
Southern Company Gas Dispositions	(167)	(10.4)
Other	13	0.8
Natural gas revenues – current year	$1,474	(8.3)%
Revenues from infrastructure replacement programs and base rate changes increased in the first quarter 2019 compared to the corresponding period in 2018 primarily due to a $22 million increase at Nicor Gas and a $9 million increase at Atlanta Gas Light. These amounts include gas distribution operations' continued investments recovered through infrastructure replacement programs and base rate increases as well as the effect of revenues deferred in 2018 as a result of the Tax Reform Legislation. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues associated with gas costs and other cost recovery increased in the first quarter 2019 compared to the corresponding period in 2018 primarily due to higher natural gas prices and increased volumes of natural gas sold for the remaining four natural gas distribution utilities in the first quarter 2019. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. See "Cost of Natural Gas" herein for additional information. Revenue impacts from weather and customer growth are described further below.
Revenues increased due to colder weather in Illinois in the first quarter 2019 compared to the corresponding period in 2018. See the weather discussion herein for additional information.
Revenues from wholesale gas services decreased in the first quarter 2019 compared to the corresponding period in 2018 primarily due to decreased commercial activity, partially offset by derivative gains. See "Segment Information – Wholesale Gas Services" herein for additional information.

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

	First Quarter			2019 vs. 2018	2019 vs. normal
	Normal(*)	2019	2018	colder (warmer)	colder (warmer)
Illinois	3,045	3,297	3,042	8.4%	8.3%
Georgia	1,441	1,213	1,364	(11.1)%	(15.8)%

(*)
Normal represents the 10-year average from January 1, 2009 through March 31, 2018 for Illinois at Chicago Midway International Airport and for Georgia at Atlanta Hartsfield-Jackson International Airport, based on information obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center.

Southern Company Gas hedged its exposure to warmer-than-normal weather in Illinois for gas distribution operations and in Illinois and Georgia for gas marketing services. The remaining impacts of weather on earnings are reflected in the chart below.

	Gas Distribution Operations		Gas Marketing Services
	First Quarter		First Quarter
	2019	2018	2019	2018
	(in millions)		(in millions)
Pre-tax	$2	$(2)	$—	$(3)
After tax	2	(2)	—	(2)
The following table provides the number of customers served by Southern Company Gas at March 31, 2019 and 2018:

	March 31,
	2019	2018	2019 vs. 2018
	(in thousands, except market share %)		(% change)
Gas distribution operations(a)	4,276	4,654	(8.1)%
Gas marketing services
Energy customers(b)	701	779	(10.0)%
Market share of energy customers in Georgia	28.8%	29.2%

(a)
Includes total customers of approximately 407,000 at March 31, 2018 related to Elizabethtown Gas, Elkton Gas, and Florida City Gas, which were sold in July 2018. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Company Gas" for additional information.

(b)
Gas marketing services' customers are primarily located in Georgia and Illinois. Also included are customers in Ohio contracted through an annual auction process to serve for 12 months beginning April 1 of each year. At March 31, 2019 and 2018, there were approximately 70,000 and 140,000 contracted customers, respectively.

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

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Revenues

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(32)	(100.0)
Other revenues related to Pivotal Home Solutions, which was sold in June 2018. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Company Gas – Sale of Pivotal Home Solutions" for additional information.
Cost of Natural Gas

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(34)	(4.7)
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 87% of total cost of natural gas in the first quarter 2019. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Cost of Natural Gas" of Southern Company Gas in Item 7 of the Form 10-K and "Natural Gas Revenues, including Alternative Revenue Programs" herein for additional information.
In the first quarter 2019, cost of natural gas was $686 million compared to $720 million for the corresponding period in 2018. Excluding a $79 million decrease related to the Southern Company Gas Dispositions that resulted in a decrease in the volume of natural gas sold as a result of fewer gas distribution operations customers, cost of natural gas increased $45 million. This increase reflects a 4.9% increase in natural gas prices and an increase in the volume of natural gas sold in the first quarter 2019 primarily as a result of colder weather in Illinois compared to the corresponding period in 2018.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table details the volumes of natural gas sold during all periods presented.

	First Quarter		2019 vs. 2018
	2019	2018
Gas distribution operations (mmBtu in millions)
Firm	296	314	(5.7)%
Interruptible	25	25	—%
Total(*)	321	339	(5.3)%
Wholesale gas services (mmBtu in millions/day)
Daily physical sales	7.0	6.8	2.9%
Gas marketing services (mmBtu in millions)
Firm:
Georgia	15	16	(6.3)%
Illinois	6	6	—%
Other	8	10	(20.0)%
Interruptible large commercial and industrial	4	4	—%
Total	33	36	(8.3)%

(*)
Includes total volumes of natural gas sold of 26 mmBtu for the three months ended March 31, 2018 related to Elizabethtown Gas, Elkton Gas, and Florida City Gas, which were sold in July 2018. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Company Gas – Sale of Elizabethtown Gas and Elkton Gas" and " – Sale of Florida City Gas" for additional information.

Cost of Other Sales

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(7)	(100.0)
Cost of other sales related to Pivotal Home Solutions, which was sold in June 2018. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Company Gas – Sale of Pivotal Home Solutions" for additional information.
Other Operations and Maintenance Expenses

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(41)	(14.9)
In the first quarter 2019, other operations and maintenance expenses were $235 million compared to $276 million for the corresponding period in 2018. Excluding a $29 million decrease related to the Southern Company Gas Dispositions, other operations and maintenance expenses decreased $12 million. This decrease was primarily due to a one-time adjustment in the first quarter 2018 for the adoption of a new paid time off policy. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters" of Southern Company Gas in Item 7 of the Form 10-K for additional information.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and Amortization

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(11)	(8.5)
In the first quarter 2019, depreciation and amortization was $118 million compared to $129 million for the corresponding period in 2018. Excluding a $16 million decrease related to the Southern Company Gas Dispositions, depreciation and amortization increased $5 million. This increase was primarily due to continued infrastructure investments at gas distribution operations.
Taxes Other Than Income Taxes

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$5	6.5
In the first quarter 2019, taxes other than income taxes were $82 million compared to $77 million for the corresponding period in 2018. Excluding a $3 million decrease related to the Southern Company Gas Dispositions, taxes other than income taxes increased $8 million. This increase primarily reflects increases in Nicor Gas' invested capital tax and revenue tax expenses as a result of higher natural gas revenues at Nicor Gas, both of which are passed through directly to customers.
Goodwill Impairment

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(42)	N/M
N/M - Not meaningful
In the first quarter 2018, a goodwill impairment charge of $42 million was recorded in contemplation of the sale of Pivotal Home Solutions. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Company Gas – Sale of Pivotal Home Solutions" for additional information.
Earnings from Equity Method Investments

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$6	14.3
In the first quarter 2019, earnings from equity method investments were $48 million compared to $42 million for the corresponding period in 2018. This increase was primarily due to higher earnings from SNG as a result of rate increases implemented by SNG that became effective September 2018. See Note (E) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
Other Income (Expense), Net

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(7)	(58.3)
In the first quarter 2019, other income (expense), net was $5 million compared to $12 million for the corresponding period in 2018. This decrease was primarily due to a contractor litigation settlement in the first quarter 2018. See

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects – Atlanta Gas Light – PRP" in Item 8 of the Form 10-K for additional information.
Income Taxes

First Quarter 2019 vs. First Quarter 2018
(change in millions)	(% change)
$(27)	(26.0)%
In the first quarter 2019, income taxes were $77 million compared to $104 million for the corresponding period in 2018. Excluding a $13 million decrease related to the Southern Company Gas Dispositions, income taxes decreased $14 million. This decrease was primarily due to lower pre-tax earnings compared to the prior year and an increase in the flowback of excess deferred income taxes in 2019 primarily at Atlanta Gas Light as previously authorized by the Georgia PSC. See Note (G) to the Condensed Financial Statements herein under "Southern Company Gas" for additional information.
Performance and Non-GAAP Measures
Adjusted operating margin is a non-GAAP measure that is calculated as operating revenues less cost of natural gas, cost of other sales, and revenue tax expense. Adjusted operating margin excludes other operations and maintenance expenses, depreciation and amortization, taxes other than income taxes, and goodwill impairment, which are included in the calculation of operating income as calculated in accordance with GAAP and reflected in the statements of income. The presentation of adjusted operating margin is believed to provide useful information regarding the contribution resulting from base rate changes, infrastructure replacement programs and capital projects, and customer growth at gas distribution operations since the cost of natural gas and revenue tax expense can vary significantly and are generally billed directly to customers. Southern Company Gas further believes that utilizing adjusted operating margin at gas pipeline investments, wholesale gas services, and gas marketing services allows it to focus on a direct measure of performance before overhead costs. The applicable reconciliation of operating income to adjusted operating margin is provided herein.
Adjusted operating margin should not be considered an alternative to, or a more meaningful indicator of, Southern Company Gas' operating performance than operating income as determined in accordance with GAAP. In addition, Southern Company Gas' adjusted operating margin may not be comparable to similarly titled measures of other companies.

	First Quarter 2019	First Quarter 2018
	(in millions)
Operating Income	$353	$388
Other operating expenses(a)	435	524
Revenue taxes(b)	(54)	(50)
Adjusted Operating Margin	$734	$862

(a)	Includes other operations and maintenance expenses, depreciation and amortization, taxes other than income taxes, and goodwill impairment.

(b)	Nicor Gas' revenue tax expenses, which are passed through directly to customers.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Information
Adjusted operating margin, operating expenses, and net income for each segment are provided in the table below. See Note (M) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.

	First Quarter 2019			First Quarter 2018
	Adjusted Operating Margin(a)	Operating Expenses(a)	Net Income (Loss)	Adjusted Operating Margin(a)	Operating Expenses(a)(b)	Net Income (Loss)(b)
	(in millions)			(in millions)
Gas distribution operations	$524	$314	$133	$557	$323	$149
Gas pipeline investments	8	3	32	8	3	27
Wholesale gas services	84	19	47	163	22	104
Gas marketing services	115	31	61	128	95	13
All other	6	17	(3)	9	34	(14)
Intercompany eliminations	(3)	(3)	—	(3)	(3)	—
Consolidated	$734	$381	$270	$862	$474	$279

(a)	Adjusted operating margin and operating expenses are adjusted for Nicor Gas' revenue tax expenses, which are passed through directly to customers.

(b)
Operating expenses and net income for gas distribution operations and gas marketing services include the impacts of the Southern Company Gas Dispositions. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Company Gas" for additional information.

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
In July 2018, a Southern Company Gas subsidiary, Pivotal Utility Holdings, completed the sales of the assets of two of its natural gas distribution utilities, Elizabethtown Gas and Elkton Gas, to South Jersey Industries, Inc. In July 2018, Southern Company Gas and its wholly-owned direct subsidiary, NUI Corporation, completed the sale of Pivotal Utility Holdings, which primarily consisted of Florida City Gas, to NextEra Energy. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Company Gas" for additional information.
First Quarter 2019 vs. First Quarter 2018
In the first quarter 2019, net income decreased $16 million, or 10.7%, compared to the corresponding period in 2018. This decrease primarily relates to a $33 million decrease in adjusted operating margin and a $7 million decrease in other income (expense), net, partially offset by a decrease of $16 million in income tax expense and a $9 million decrease in operating expenses.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Excluding an $89 million decrease attributable to the utilities sold during 2018, adjusted operating margin increased $56 million, which primarily reflects additional revenue from continued investments recovered through infrastructure replacement programs and base rate increases, the effect of revenues deferred in 2018 as a result of the Tax Reform Legislation, and colder weather in Illinois during the first quarter 2019 compared to the corresponding period in 2018. Excluding a $40 million decrease attributable to the utilities sold during 2018, operating expenses increased $31 million, which includes increased compensation and benefit costs, higher expenses passed through directly to customers, increased expenses for storage facilities, and additional depreciation primarily due to additional assets placed in service. The decrease in other income (expense), net is due to a contractor litigation settlement in the first quarter 2018. Excluding $6 million of interest expense attributable to the utilities sold during 2018, interest expense increased $7 million primarily from the issuance of first mortgage bonds at Nicor Gas. Excluding a $12 million decrease attributable to the utilities sold in 2018, income tax expense decreased $4 million, primarily due to an increase in the flowback of excess deferred income taxes in 2019, partially offset by higher pre-tax earnings.
Gas Pipeline Investments
Gas pipeline investments consists primarily of joint ventures in natural gas pipeline investments including SNG, Atlantic Coast Pipeline, PennEast Pipeline, and a 50% joint ownership interest in the Dalton Pipeline. See Note (E) to the Condensed Financial Statements herein and Note 7 to the financial statements in Item 8 of the Form 10-K for additional information.
First Quarter 2019 vs. First Quarter 2018
In the first quarter 2019, net income increased $5 million, or 18.5%, compared to the corresponding period in 2018. This increase primarily relates to a $6 million increase in earnings from equity method investments largely due to higher earnings from SNG, partially offset by a $2 million increase in income tax expense due to higher pre-tax earnings.
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
First Quarter 2019 vs. First Quarter 2018
In the first quarter 2019, net income decreased $57 million, or 54.8%, compared to the corresponding period in 2018. This decrease primarily relates to a $79 million decrease in adjusted operating margin, partially offset by a decrease of $19 million in income tax expense and a $3 million decrease in operating expenses. Details of the decrease in adjusted operating margin are provided in the table below. The decrease in operating expenses primarily reflects lower compensation and benefit expense. The decrease in income tax expense was driven by lower pre-tax earnings.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	First Quarter 2019	First Quarter 2018
	(in millions)
Commercial activity recognized	$38	$172
Gain on storage derivatives	3	2
Gain (loss) on transportation and forward commodity derivatives	29	(16)
LOCOM adjustments, net of current period recoveries	(2)	(3)
Purchase accounting adjustments to fair value inventory and contracts	16	8
Adjusted operating margin	$84	$163
Change in Commercial Activity
The commercial activity at wholesale gas services includes recognition of storage and transportation values that were generated in prior periods, which reflect the impact of prior period hedge gains and losses as associated physical transactions occur. The positive commercial activity recognized in the first quarter 2019 was primarily due to natural gas price volatility that resulted from intermittent cold weather throughout the period. The decrease in commercial activity in the first quarter 2019 compared to the corresponding period in 2018 was primarily due to significant natural gas price volatility that resulted from prolonged cold weather during the first quarter 2018 coupled with low natural gas supply.
Change in Storage and Transportation Derivatives
Volatility in the natural gas market arises from a number of factors, such as weather fluctuations or changes in supply or demand for natural gas in different regions of the U.S. The volatility of natural gas commodity prices has a significant impact on Southern Company Gas' customer rates, long-term competitive position against other energy sources, and the ability of wholesale gas services to capture value from locational and seasonal spreads. Forward storage or time spreads applicable to the locations of wholesale gas services' specific storage positions in 2019 resulted in storage derivative gains. Transportation and forward commodity derivative gains in 2019 are primarily the result of narrowing transportation spreads due to supply constraints and increases in natural gas supply, which impacted forward prices at natural gas receipt and delivery points, primarily in the Northeast and Midwest regions.
Withdrawal Schedule and Physical Transportation Transactions
The expected natural gas withdrawals from storage and expected offset to prior hedge losses/gains associated with the transportation portfolio of wholesale gas services are presented in the following table, along with the net operating revenues expected at the time of withdrawal from storage and the physical flow of natural gas between contracted transportation receipt and delivery points. Wholesale gas services' expected net operating revenues exclude storage and transportation demand charges, as well as other variable fuel, withdrawal, receipt, and delivery charges, and exclude estimated profit sharing under asset management agreements. Further, the amounts that are realizable in future periods are based on the inventory withdrawal schedule, planned physical flow of natural gas between the transportation receipt and delivery points, and forward natural gas prices at March 31, 2019. A portion of wholesale gas services' storage inventory and transportation capacity is economically hedged with futures contracts, which results in the realization of substantially fixed net operating revenues.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Storage withdrawal schedule
	Total storage(a)	Expected net operating gains(b)	Physical transportation transactions – expected net operating losses(c)
	(in mmBtu in millions)	(in millions)	(in millions)
2019	7	$1	$(6)
2020 and thereafter	1	1	(23)
Total at March 31, 2019	8	$2	$(29)

(a)	At March 31, 2019, the WACOG of wholesale gas services' expected natural gas withdrawals from storage was $2.24 per mmBtu.

(b)
Represents expected operating gains from planned storage withdrawals associated with existing inventory positions and could change as wholesale gas services adjusts its daily injection and withdrawal plans in response to changes in future market conditions and forward NYMEX price fluctuations.

(c)
Represents the transportation derivative gains and losses that will be settled during the period and the physical transportation transactions that offset the derivative gains and losses previously recognized.

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
On June 4, 2018, Southern Company Gas completed the sale of Pivotal Home Solutions to American Water Enterprises LLC. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Company Gas" for additional information.
First Quarter 2019 vs. First Quarter 2018
In the first quarter 2019, net income increased $48 million compared to the corresponding period in 2018. This increase primarily relates to a $64 million decrease in operating expenses, partially offset by a $13 million decrease in adjusted operating margin and a $3 million increase in income tax expense.
Excluding a $25 million decrease attributable to the 2018 disposition of Pivotal Home Solutions, adjusted operating margin increased $12 million, which primarily reflects favorable margins and recovery of prior period hedge losses. Excluding a $61 million decrease attributable to the 2018 disposition of Pivotal Home Solutions that includes the related goodwill impairment charge, operating expense decreased $3 million.
All Other
All other includes Southern Company Gas' storage and fuels operations and its investment in Triton, AGL Services Company, and Southern Company Gas Capital, as well as various corporate operating expenses that are not allocated to the reportable segments and interest income (expense) associated with affiliate financing arrangements.
First Quarter 2019 vs. First Quarter 2018
In the first quarter 2019, net loss decreased $11 million compared to the corresponding period in 2018. This decrease primarily reflects an $17 million decrease in operating expenses, partially offset by a $3 million decrease in adjusted operating margin. The decrease in operating expenses primarily reflects a one-time adjustment in

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

compensation expense in the first quarter 2018 for the adoption of a new paid time off policy and a decrease in depreciation and amortization. The decrease in adjusted operating margin primarily relates to a decrease in storage revenues.
Segment Reconciliations
Reconciliations of operating income to adjusted operating margin for the first quarter 2019 and 2018 are reflected in the following tables. See Note (M) to the Condensed Financial Statements herein for additional information.

	First Quarter 2019
	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services	Gas Marketing Services	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$210	$5	$65	$84	$(11)	$—	$353
Other operating expenses(a)	368	3	19	31	17	(3)	435
Revenue tax expense(b)	(54)	—	—	—	—	—	(54)
Adjusted Operating Margin	$524	$8	$84	$115	$6	$(3)	$734

	First Quarter 2018
	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services	Gas Marketing Services	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$234	$5	$141	$33	$(25)	$—	$388
Other operating expenses(a)	373	3	22	95	34	(3)	524
Revenue tax expense(b)	(50)	—	—	—	—	—	(50)
Adjusted Operating Margin	$557	$8	$163	$128	$9	$(3)	$862

(a)	Includes other operations and maintenance expenses, depreciation and amortization, taxes other than income taxes, and goodwill impairment.

(b)	Nicor Gas' revenue tax expenses, which are passed through directly to customers.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Company Gas' future earnings potential. The Southern Company Gas Dispositions are expected to materially decrease future earnings and cash flows to Southern Company Gas. In the first quarter 2018, net income attributable to these dispositions, excluding the related goodwill impairment, was $34 million. The level of Southern Company Gas' future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Company Gas' primary business of natural gas distribution and its complementary businesses in the gas pipeline investments, wholesale gas services, and gas marketing services sectors. These factors include Southern Company Gas' ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs, the completion and subsequent operation of ongoing infrastructure and other construction projects, creditworthiness of customers, its ability to optimize its transportation and storage positions, and its ability to re-contract storage rates at favorable prices.
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
Volatility of natural gas prices has a significant impact on Southern Company Gas' customer rates, its long-term competitive position against other energy sources, and the ability of its gas marketing services and wholesale gas services segments to capture value from locational and seasonal spreads. Additionally, changes in commodity prices subject a significant portion of Southern Company Gas' operations to earnings variability. Over the longer term, volatility is expected to be low to moderate and locational and/or transportation spreads are expected to decrease as new pipelines are built to reduce the existing supply constraints in the shale areas of the Northeast U.S. To the extent these pipelines are delayed or not built, volatility could increase. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "FERC Matters" of Southern Company Gas in Item 7 of the Form 10-K for additional information on permitting challenges experienced by the Atlantic Coast Pipeline. Additional economic factors may contribute to this environment, including a significant drop in oil and natural gas prices, which could lead to consolidation of natural gas producers or reduced levels of natural gas production. Further, if economic conditions continue to improve, including the new housing market, the demand for natural gas may increase, which may cause natural gas prices to rise and drive higher volatility in the natural gas markets on a longer-term basis.
As part of its business strategy, Southern Company Gas regularly considers and evaluates joint development arrangements as well as acquisitions and dispositions of businesses and assets.
Due to the seasonal nature of the natural gas business and other factors including, but not limited to, weather, regulation, competition, customer demand, and general economic conditions, the first quarter 2019 results are not necessarily indicative of the results to be expected for any other period.
Environmental Matters
New or revised environmental laws and regulations could affect many areas of Southern Company Gas' operations. The impact of any such changes cannot be determined at this time. Environmental compliance costs could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis. Further, increased costs that are recovered through regulated rates could contribute to reduced demand for natural gas, which could negatively affect results of operations, cash flows, and/or financial condition. Additionally, many commercial and industrial customers may also be affected by existing and future environmental requirements, which for some may have the potential to ultimately affect their demand for natural gas. See Note (C) to the Condensed Financial Statements under "Environmental Remediation" herein and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" of Southern Company Gas in Item 7 and Note 3 to the financial statements under "Environmental Remediation" in Item 8 of the Form 10-K for additional information.
Regulatory Matters
See Note 2 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information regarding Southern Company Gas' regulatory matters.
Rate Proceedings
Nicor Gas
In November 2018, Nicor Gas filed a general base rate case with the Illinois Commission requesting a $230 million increase in annual base rate revenues. The requested increase is based on a projected test year for the 12-month period ending September 30, 2020, a ROE of 10.6%, and an increase in the equity ratio from 52% to 54% to address the negative cash flow and credit metric impacts of the Tax Reform Legislation.
On April 16, 2019, Nicor Gas entered into a stipulation agreement to resolve all related issues with the Staff of the Illinois Commission, including a ROE of 9.86% and an equity ratio of 54%. Also on April 16, 2019, Nicor Gas filed its rebuttal testimony with the Illinois Commission incorporating the stipulation agreement and addressing the

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

remaining items outstanding with the other two intervenors. As a result of the stipulation agreement and rebuttal testimony, the revised requested annual revenue increase is $180 million.
The Illinois Commission is expected to rule on the requested increase within the statutory time limit of 11 months from the filing of the rate case, after which rate adjustments will be effective. The ultimate outcome of this matter cannot be determined at this time.
Atlanta Gas Light
Atlanta Gas Light is required to file a traditional base rate case no later than June 3, 2019 for rates effective January 1, 2020.
Virginia Natural Gas
In December 2018, the Virginia Commission approved Virginia Natural Gas' annual information form filing, which reduced annual base rates by $14 million effective January 1, 2019 due to lower tax expense as a result of the Tax Reform Legislation. This approval also required Virginia Natural Gas to issue customer refunds, via bill credits, for $14 million related to 2018 tax benefits deferred as a regulatory liability, current, on the balance sheet at December 31, 2018. These customer refunds were completed in the first quarter 2019.
Regulatory Infrastructure Programs
In addition to capital expenditures recovered through base rates by each of the natural gas distribution utilities, Nicor Gas and Virginia Natural Gas have separate rate riders that provide for timely recovery of capital expenditures for specific infrastructure replacement programs. Infrastructure expenditures incurred under these programs in the first three months of 2019 were as follows:

Utility	Program	First Quarter 2019
		(in millions)
Nicor Gas	Investing in Illinois	$29
Virginia Natural Gas	Steps to Advance Virginia's Energy (SAVE)	9
Total		$38
On April 8, 2019, Virginia Natural Gas filed an application with the Virginia Commission to amend and extend its SAVE program. The proposal would allow Virginia Natural Gas to continue replacing aging pipeline infrastructure and increase its authorized investment under the currently-approved plan. Virginia Natural Gas seeks to amend its currently-approved plan by increasing the authorized investment in 2019 from $35 million to $40 million and to extend the plan for an additional five years until 2024, with proposed annual investments of $50 million in 2020, $60 million in 2021, and $70 million in each year from 2022 through 2024, for a maximum total investment over the six-year term (2019 through 2024) of $370 million. The proposed investment schedule would also allow for variances of up to $6 million in 2019, $8 million in 2020, $9 million in 2021, and $10 million in each year from 2022 through 2024, with a total potential net variance of up to $10 million allowed for the program. The Virginia Commission is expected to rule on the request in the third quarter 2019. The ultimate outcome of this matter cannot be determined at this time.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Infrastructure Replacement Programs and Capital Projects" of Southern Company Gas in Item 7 and Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" in Item 8 of the Form 10-K for additional information.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Affiliate Asset Management Agreements
On March 15, 2019, the Virginia Commission approved an extension of Virginia Natural Gas' asset management agreement with Sequent to March 31, 2021. Southern Company Gas does not expect the new agreement to have a material impact on its financial statements.
FERC Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "FERC Matters" of Southern Company Gas in Item 7 of the Form 10-K and Notes 7 and 9 to the financial statements under "Southern Company Gas – Equity Method Investments" and "Guarantees," respectively, in Item 8 of the Form 10-K for additional information regarding Southern Company Gas' gas pipeline construction projects.
Other Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters" and "FERC Matters" of Southern Company Gas in Item 7 for additional information.
Southern Company Gas is involved in various other matters that could affect future earnings, including matters being litigated, as well as other regulatory matters and matters that could result in asset impairments. In addition, Southern Company Gas is subject to certain claims and legal actions arising in the ordinary course of business. The ultimate outcome of such pending or potential litigation, regulatory matters, or potential asset impairments cannot be predicted at this time; however, for current proceedings not specifically reported in Notes (B) and (C) to the Condensed Financial Statements herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Southern Company Gas' financial statements. See Notes (B) and (C) to the Condensed Financial Statements herein for a discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Southern Company Gas prepares its financial statements in accordance with GAAP. Significant accounting policies are described in Notes 1, 5, and 6 to the financial statements in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Company Gas' results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates" of Southern Company Gas in Item 7 of the Form 10-K for a complete discussion of Southern Company Gas' critical accounting policies and estimates.
Recently Issued Accounting Standards
See Note (A) to the Condensed Financial Statements herein for information regarding Southern Company Gas' recently adopted accounting standards.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Southern Company Gas in Item 7 of the Form 10-K for additional information. Southern Company Gas' financial condition remained stable at March 31, 2019. Southern Company Gas intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

By regulation, Nicor Gas is restricted, to the extent of its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At March 31, 2019, the amount of subsidiary retained earnings restricted to dividend totaled $875 million. This restriction did not impact Southern Company Gas' ability to meet its cash obligations.
Net cash provided from operating activities totaled $683 million for the first three months of 2019, a decrease of $295 million from the corresponding period in 2018. The decrease was primarily due to the impacts of the Southern Company Gas Dispositions and the timing of vendor payments. Net cash used for investing activities totaled $290 million for the first three months of 2019 primarily due to gross property additions related to utility capital expenditures and infrastructure investments recovered through replacement programs at gas distribution operations and capital contributed to equity method pipeline investments. Net cash used for financing activities totaled $402 million for the first three months of 2019 primarily due to repayments of commercial paper borrowings and a common stock dividend payment to Southern Company. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first three months of 2019 include a decrease of $363 million in natural gas for sale, net of temporary LIFO liquidation, due to the use of stored natural gas and a $289 million decrease in notes payable primarily related to net repayments of commercial paper borrowings. Other significant balance sheet changes include decreases of $272 million and $324 million in energy marketing receivables and payables, respectively, due to lower natural gas prices and volumes of natural gas sold, and an increase of $171 million in total property, plant, and equipment primarily due to utility capital expenditures and infrastructure investments recovered through replacement programs. Balance sheet changes for the first three months of 2019 also include recording $86 million in operating lease right-of use assets and $84 million in operating lease obligations related to the adoption of ASU No. 2016-02, Leases (Topic 842) (ASC 842). See Note (L) to the Condensed Financial Statements herein for additional information on the adoption of ASC 842.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Company Gas in Item 7 of the Form 10-K for a description of Southern Company Gas' capital requirements and contractual obligations. Approximately $350 million will be required through March 31, 2020 to fund maturities of long-term debt. See "Sources of Capital" herein for additional information.
The regulatory infrastructure programs and other construction programs are subject to periodic review and revision, and actual costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in FERC rules and regulations; state regulatory approvals; changes in legislation; the cost and efficiency of labor, equipment, and materials; project scope and design changes; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. See Note 2 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for information regarding additional factors that may impact infrastructure investment expenditures.
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
Southern Company Gas' current liabilities exceeded current assets by $495 million primarily as a result of $361 million in notes payable and $354 million in securities due within one year. Southern Company Gas' current

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

liabilities frequently exceed current assets because of commercial paper borrowings used to fund daily operations, scheduled maturities of long-term debt, and significant seasonal fluctuations in cash needs.
At March 31, 2019, Southern Company Gas had $57 million of cash and cash equivalents. Committed credit arrangements with banks at March 31, 2019 were as follows:

Company	Expires 2022	Unused
	(in millions)
Southern Company Gas Capital(a)	$1,400	$1,395
Nicor Gas	500	500
Total(b)	$1,900	$1,895

(a)	Southern Company Gas guarantees the obligations of Southern Company Gas Capital.

(b)	Pursuant to the credit arrangement, the allocations between Southern Company Gas Capital and Nicor Gas may be adjusted.
See Note 8 to the consolidated financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
The multi-year credit arrangement of Southern Company Gas Capital and Nicor Gas (Facility) contains a covenant that limits the debt levels and contains a cross-acceleration provision to other indebtedness (including guarantee obligations) of the applicable company. Such cross-acceleration provision to other indebtedness would trigger an event of default of the applicable company if Southern Company Gas or Nicor Gas defaulted on indebtedness, the payment of which was then accelerated. At March 31, 2019, both companies were in compliance with such covenant. The Facility does not contain a material adverse change clause at the time of borrowings.
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
Details of short-term borrowings were as follows:

	Short-Term Debt at March 31, 2019		Short-Term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
Commercial paper:	(in millions)		(in millions)		(in millions)
Southern Company Gas Capital	$326	2.8%	$364	2.9%	$472
Nicor Gas	35	2.6%	106	2.9%	247
Total	$361	2.8%	$470	2.9%

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended March 31, 2019.
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
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change below BBB- and/or Baa3. These contracts are for physical gas purchases and sales and energy price risk management. The maximum potential collateral requirement under these contracts at March 31, 2019 was approximately $12 million.
Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, a credit rating downgrade could impact the ability of Southern Company Gas to access capital markets and would be likely to impact the cost at which it does so.
As a result of the Tax Reform Legislation, certain financial metrics, such as the funds from operations to debt percentage, used by the credit rating agencies to assess Southern Company and its subsidiaries, including Southern Company Gas, may be negatively impacted. Southern Company Gas and its regulated subsidiaries have taken actions to mitigate the resulting impacts, which, among other alternatives, include adjusting capital structure. Absent actions by Southern Company and its subsidiaries that fully mitigate the impacts, Southern Company Gas', Southern Company Gas Capital's, and Nicor Gas' credit ratings could be negatively affected. The Georgia PSC's May 15, 2018 approval of a stipulation for Atlanta Gas Light's annual rate adjustment maintained the previously authorized earnings band and increased the equity ratio to address the negative cash flow and credit metric impacts of the Tax Reform Legislation. See Note 2 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Southern Company Gas" herein for information on additional rate proceedings for Nicor Gas and Atlanta Gas Light expected to conclude in 2019.
Financing Activities
The long-term debt on Southern Company Gas' balance sheets includes both principal and non-principal components. As of March 31, 2019, the non-principal components totaled $444 million, which consisted of the unamortized portions of the fair value adjustment recorded in purchase accounting, debt premiums, debt discounts, and debt issuance costs.
Southern Company Gas did not issue or redeem any securities during the three months ended March 31, 2019.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Company Gas plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.
Market Price Risk
Other than the items discussed below, there were no material changes to Southern Company Gas' disclosures about market price risk during the first quarter 2019. For an in-depth discussion of Southern Company Gas' market price risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of Southern Company Gas in Item 7 of the Form 10-K. Also see Notes (I) and (J) to the Condensed Financial Statements herein for information relating to derivative instruments.
Southern Company Gas is exposed to market risks, primarily commodity price risk, interest rate risk, and weather risk. Due to various cost recovery mechanisms, the natural gas distribution utilities of Southern Company Gas that sell natural gas directly to end-use customers have limited exposure to market volatility of natural gas prices. Certain natural gas distribution utilities of Southern Company Gas may manage fuel-hedging programs implemented per the guidelines of their respective state regulatory agencies to hedge the impact of market fluctuations in natural gas prices for customers. For the weather risk associated with Nicor Gas, Southern Company Gas has a corporate weather hedging program that utilizes weather derivatives to reduce the risk of lower operating margins potentially resulting from significantly warmer-than-normal weather. In addition, certain non-regulated operations routinely utilize various types of derivative instruments to economically hedge certain commodity price

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and weather risks inherent in the natural gas industry. These instruments include a variety of exchange-traded and over-the-counter energy contracts, such as forward contracts, futures contracts, options contracts, and swap agreements. Some of these economic hedge activities may not qualify, or are not designated, for hedge accounting treatment. For the periods presented below, the changes in net fair value of Southern Company Gas' derivative contracts were as follows:

	First Quarter 2019	First Quarter 2018
	(in millions)
Contracts outstanding at beginning of period, assets (liabilities), net	$(167)	$(106)
Contracts realized or otherwise settled	(5)	49
Current period changes(a)	44	(13)
Contracts outstanding at the end of period, assets (liabilities), net	$(128)	$(70)
Netting of cash collateral	190	223
Cash collateral and net fair value of contracts outstanding at end of period(b)	$62	$153

(a)	Current period changes also include the fair value of new contracts entered into during the period, if any.

(b)	Net fair value of derivative contracts outstanding excludes premium and the intrinsic value associated with weather derivatives of $11 million and $4 million at March 31, 2019 and 2018, respectively.
The maturities of Southern Company Gas' energy-related derivative contracts at March 31, 2019 were as follows:

		Fair Value Measurements
		March 31, 2019
	Total Fair Value	Maturity
		Year 1	Years 2 & 3	Years 4 and thereafter
	(in millions)
Level 1(a)	$(144)	$(36)	$(76)	$(32)
Level 2(b)	35	26	10	(1)
Level 3(c)	(19)	2	(2)	(19)
Fair value of contracts outstanding at end of period(d)	$(128)	$(8)	$(68)	$(52)

(a)	Valued using NYMEX futures prices.

(b)
Valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.

(c)	Valued using a combination of observable and unobservable inputs.

(d)	Excludes cash collateral of $190 million as well as premium and associated intrinsic value associated with weather derivatives of $11 million at March 31, 2019.

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

Registrant	Applicable Notes
Southern Company	A, B, C, D, E, F, G, H, I, J, K, L, M
Alabama Power	A, B, C, D, F, G, H, I, J, L
Georgia Power	A, B, C, D, F, G, H, I, J, L
Mississippi Power	A, B, C, D, F, G, H, I, J, L
Southern Power	A, C, D, E, F, G, H, I, J, K, L
Southern Company Gas	A, B, C, D, E, F, G, H, I, J, K, L, M

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
MISSISSIPPI POWER COMPANY
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED FINANCIAL STATEMENTS:
(UNAUDITED)

(A) INTRODUCTION
The condensed quarterly financial statements of each registrant included herein have been prepared by such registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2018 have been derived from the audited financial statements of each registrant. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended March 31, 2019 and 2018. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
Certain prior year data presented in the financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the results of operations, financial position, or cash flows of any registrant.
Recently Adopted Accounting Standards
In 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires lessees to recognize on the balance sheet a lease liability and a right-of-use asset for all leases. ASU 2016-02 also changes the recognition, measurement, and presentation of expense associated with leases and provides clarification regarding the identification of certain components of contracts that would represent a lease. The accounting required by lessors is relatively unchanged and there is no change to the accounting for existing leveraged leases. The registrants adopted the new standard effective January 1, 2019. See Note (L) for additional information and related disclosures.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Goodwill and Other Intangible Assets
Goodwill at March 31, 2019 and December 31, 2018 was as follows:

	At March 31, 2019	At December 31, 2018
	(in millions)
Southern Company	$5,284	$5,315
Southern Company Gas:
Gas distribution operations	$4,034	$4,034
Gas marketing services	981	981
Southern Company Gas total	$5,015	$5,015
Goodwill is not amortized but is subject to an annual impairment test during the fourth quarter of each year or more frequently if impairment indicators arise.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Other intangible assets were as follows:

	At March 31, 2019			At December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Other intangible assets subject to amortization:
Customer relationships	$211	$(100)	$111	$223	$(94)	$129
Trade names	70	(22)	48	70	(21)	49
Storage and transportation contracts	64	(56)	8	64	(54)	10
PPA fair value adjustments	405	(67)	338	405	(61)	344
Other	11	(6)	5	11	(5)	6
Total other intangible assets subject to amortization	$761	$(251)	$510	$773	$(235)	$538
Other intangible assets not subject to amortization:
Federal Communications Commission licenses	75	—	75	75	—	75
Total other intangible assets	$836	$(251)	$585	$848	$(235)	$613

Southern Power
Other intangible assets subject to amortization:
PPA fair value adjustments	$405	$(67)	$338	$405	$(61)	$344

Southern Company Gas
Other intangible assets subject to amortization:
Gas marketing services
Customer relationships	$156	$(89)	$67	$156	$(84)	$72
Trade names	26	(8)	18	26	(7)	19
Wholesale gas services
Storage and transportation contracts	64	(56)	8	64	(54)	10
Total other intangible assets subject to amortization	$246	$(153)	$93	$246	$(145)	$101

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Amortization associated with other intangible assets was as follows:

Three Months Ended
March 31, 2019
(in millions)
Southern Company	$17
Southern Power(a)	$6
Southern Company Gas
Gas marketing services(b)	$6
Wholesale gas services(a)	2
Southern Company Gas total	$8

(a)	Recorded as a reduction to operating revenues.

(b)	Included in depreciation and amortization.
Restricted Cash
At December 31, 2018, Georgia Power had restricted cash related to the redemption of pollution control revenue bonds, which were redeemed in January 2019. See Note (F) under "Financing Activities" for additional information. At both March 31, 2019 and December 31, 2018, Southern Company Gas had restricted cash held as collateral for worker's compensation, life insurance, and long-term disability insurance.
The following tables provide a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that total to the amounts shown in the condensed statements of cash flows for the registrants that had restricted cash at March 31, 2019 and/or December 31, 2018:

	Southern Company		Southern Company Gas
	(in millions)
At March 31, 2019
Cash and cash equivalents	$1,361		$57
Restricted cash:
Other accounts and notes receivable	4		4
Total cash, cash equivalents, and restricted cash	$1,364	(*)	$61

(*)	Total does not add due to rounding.

	Southern Company	Georgia Power	Southern Company Gas
	(in millions)
At December 31, 2018
Cash and cash equivalents	$1,396	$4	$64
Cash and cash equivalents held for sale	9	—	—
Restricted cash:
Restricted cash	—	108	—
Other accounts and notes receivable	114	—	6
Total cash, cash equivalents, and restricted cash	$1,519	$112	$70

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Natural Gas for Sale
Southern Company Gas, with the exception of Nicor Gas, carries natural gas inventory on a WACOG basis. For any declines in market prices below the WACOG considered to be other than temporary, an adjustment is recorded to reduce the value of natural gas inventories to market value. Southern Company Gas had no material adjustment in any period presented.
Nicor Gas' natural gas inventory is carried at cost on a LIFO basis. Inventory decrements occurring during the year that are restored prior to year end are charged to cost of natural gas at the estimated annual replacement cost. Inventory decrements that are not restored prior to year end are charged to cost of natural gas at the actual LIFO cost of the inventory layers liquidated. Nicor Gas' inventory decrement at March 31, 2019 is expected to be restored prior to year end.
(B) REGULATORY MATTERS
See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information relating to regulatory matters.
The recovery balances for certain of Alabama Power's, Georgia Power's, and Mississippi Power's regulatory clauses at March 31, 2019 and December 31, 2018 were as follows:

Regulatory Clause	Balance Sheet Line Item	March 31, 2019	December 31, 2018
		(in millions)
Alabama Power
Rate CNP Compliance	Deferred under recovered regulatory clause revenues	$—	$42
	Customer accounts receivable	25	—
Rate CNP PPA	Deferred under recovered regulatory clause revenues	21	25
Retail Energy Cost Recovery(*)	Deferred under recovered regulatory clause revenues	—	109
	Other regulatory liabilities, deferred	2	—
Natural Disaster Reserve	Other regulatory liabilities, deferred	22	20
Georgia Power
Fuel Cost Recovery	Receivables – under recovered fuel clause revenues	$73	$115
Mississippi Power
Fuel Cost Recovery	Over recovered retail fuel costs	$10	$8

(*)
In accordance with an accounting order issued on February 5, 2019 by the Alabama PSC, Alabama Power utilized $75 million of the 2018 Rate RSE refund liability to reduce the Rate ECR under recovered balance. See Note 2 to the financial statements under "Alabama Power – Rate ECR" in Item 8 of the Form 10-K for additional information.

Alabama Power
Environmental Accounting Order
In connection with management's decision to retire Plant Gorgas, in February 2019, Alabama Power reclassified approximately $1.3 billion for Plant Gorgas Unit 10 from plant in service, net of depreciation to other utility plant, net and continued to depreciate the asset according to the original depreciation rates. On April 15, 2019, Alabama Power retired Plant Gorgas Units 8, 9, and 10 and reclassified approximately $740 million of the remaining net investment costs of the units to a regulatory asset to be recovered over the units' remaining useful lives as established prior to the decision to retire. Additionally, approximately $700 million of net capitalized asset

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

retirement costs will be reclassified to a regulatory asset and recovered in accordance with accounting guidance provided by the Alabama PSC. See Note 2 to the financial statements under "Alabama Power – Environmental Accounting Order" and Note 6 in Item 8 of the Form 10-K for additional information.
Georgia Power
Nuclear Construction
See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K for additional information regarding Georgia Power's construction of Plant Vogtle Units 3 and 4, the joint ownership agreements and related funding agreement, VCM reports, and the NCCR tariff.
In 2009, the Georgia PSC certified construction of Plant Vogtle Units 3 and 4. Georgia Power holds a 45.7% ownership interest in Plant Vogtle Units 3 and 4. In 2012, the NRC issued the related combined construction and operating licenses, which allowed full construction of the two AP1000 nuclear units (with electric generating capacity of approximately 1,100 MWs each) and related facilities to begin. Until March 2017, construction on Plant Vogtle Units 3 and 4 continued under the Vogtle 3 and 4 Agreement, which was a substantially fixed price agreement. In March 2017, the EPC Contractor filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. In connection with the EPC Contractor's bankruptcy filing, Georgia Power, acting for itself and as agent for the other Vogtle Owners, entered into several transitional arrangements to allow construction to continue. In July 2017, Georgia Power, acting for itself and as agent for the other Vogtle Owners, entered into the Vogtle Services Agreement, whereby Westinghouse provides facility design and engineering services, procurement and technical support, and staff augmentation on a time and materials cost basis. The Vogtle Services Agreement provides that it will continue until the start-up and testing of Plant Vogtle Units 3 and 4 are complete and electricity is generated and sold from both units. The Vogtle Services Agreement is terminable by the Vogtle Owners upon 30 days' written notice.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4 by the expected in-service dates of November 2021 and November 2022, respectively, is as follows:

(in billions)
Base project capital cost forecast(a)(b)	$8.0
Construction contingency estimate	0.4
Total project capital cost forecast(a)(b)	8.4
Net investment as of March 31, 2019(b)	(4.9)
Remaining estimate to complete(a)	$3.5

(a)	Excludes financing costs expected to be capitalized through AFUDC of approximately $325 million.

(b)	Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related Customer Refunds.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.1 billion, of which $1.9 billion had been incurred through March 31, 2019.
In April 2019, Southern Nuclear completed a cost and schedule validation process to verify and update quantities of commodities remaining to install, labor hours to install remaining quantities and related productivity, testing and system turnover requirements, and forecasted staffing needs and related costs. This process confirmed the total estimated project capital cost forecast for Plant Vogtle Units 3 and 4. The expected in-service dates of November 2021 for Unit 3 and November 2022 for Unit 4, as previously approved by the Georgia PSC, remain unchanged.
As construction continues, challenges with management of contractors, subcontractors, and vendors; supervision of craft labor and related craft labor productivity, ability to attract and retain craft labor, and/or related cost escalation; procurement, fabrication, delivery, assembly, and/or installation and the initial testing and start-up, including any required engineering changes, of plant systems, structures, or components (some of which are based on new technology that only recently began initial operation in the global nuclear industry at this scale), any of which may require additional labor and/or materials; or other issues could arise and change the projected schedule and estimated cost. Monthly construction production targets established as part of a strategy to maintain and build margin to the approved in-service dates will continue to increase significantly throughout 2019. To meet these increasing monthly targets, existing craft construction productivity must improve and additional craft laborers must be retained and deployed.
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
The ultimate outcome of these matters cannot be determined at this time. However, any extension of the regulatory-approved project schedule is currently estimated to result in additional base capital costs of approximately $50 million per month, based on Georgia Power's ownership interests, and AFUDC of approximately $12 million per month. While Georgia Power is not precluded from seeking recovery of any future capital cost forecast increase, management will ultimately determine whether or not to seek recovery. Any further changes to the capital cost forecast that are not expected to be recoverable through regulated rates will be required to be charged to income and such charges could be material.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Joint Owner Contracts
In November 2017, the Vogtle Owners entered into an amendment to their joint ownership agreements for Plant Vogtle Units 3 and 4 to provide for, among other conditions, additional Vogtle Owner approval requirements. Effective in August 2018, the Vogtle Owners further amended the joint ownership agreements to clarify and provide procedures for certain provisions of the joint ownership agreements related to adverse events that require the vote of the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 to continue construction (as amended, and together with the November 2017 amendment, the Vogtle Joint Ownership Agreements). The Vogtle Joint Ownership Agreements also confirm that the Vogtle Owners' sole recourse against Georgia Power or Southern Nuclear for any action or inaction in connection with their performance as agent for the Vogtle Owners is limited to removal of Georgia Power and/or Southern Nuclear as agent, except in cases of willful misconduct.
As a result of the increase in the total project capital cost forecast and Georgia Power's decision not to seek rate recovery of the increase in the base capital costs in conjunction with the nineteenth VCM report, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 were required to vote to continue construction. In September 2018, the Vogtle Owners unanimously voted to continue construction of Plant Vogtle Units 3 and 4.
Amendments to the Vogtle Joint Ownership Agreements
In connection with the vote to continue construction, Georgia Power entered into (i) a binding term sheet (Vogtle Owner Term Sheet) with the other Vogtle Owners and MEAG's wholly-owned subsidiaries MEAG Power SPVJ, LLC (MEAG SPVJ), MEAG Power SPVM, LLC (MEAG SPVM), and MEAG Power SPVP, LLC (MEAG SPVP) to take certain actions which partially mitigate potential financial exposure for the other Vogtle Owners, including additional amendments to the Vogtle Joint Ownership Agreements and the purchase of PTCs from the other Vogtle Owners at pre-established prices, and (ii) a term sheet (MEAG Term Sheet) with MEAG and MEAG SPVJ to provide funding with respect to MEAG SPVJ's ownership interest in Plant Vogtle Units 3 and 4 under certain circumstances. On January 14, 2019, Georgia Power, MEAG, and MEAG SPVJ entered into an agreement to implement the provisions of the MEAG Term Sheet. On February 18, 2019, Georgia Power, the other Vogtle Owners, and MEAG's wholly-owned subsidiaries MEAG SPVJ, MEAG SPVM, and MEAG SPVP entered into certain amendments to the Vogtle Joint Ownership Agreements to implement the provisions of the Vogtle Owner Term Sheet.
The ultimate outcome of these matters cannot be determined at this time.
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. At March 31, 2019, Georgia Power had recovered approximately $1.9 billion of financing costs. Financing costs related to capital costs above $4.418 billion will be recovered through AFUDC; however, Georgia Power will not record AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery. In December 2018, the Georgia PSC approved Georgia Power's request to increase the NCCR tariff by $88 million annually, effective January 1, 2019.
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
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In December 2017, the Georgia PSC voted to

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

approve (and issued its related order on January 11, 2018) Georgia Power's seventeenth VCM report and modified the Vogtle Cost Settlement Agreement. The Vogtle Cost Settlement Agreement, as modified by the January 11, 2018 order, resolved the following regulatory matters related to Plant Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the amounts paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and related Customer Refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and deemed reasonable Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap and that prudence decisions on cost recovery will be made at a later date, consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC in the 2013 ARP) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that upon Unit 3 reaching commercial operation, retail base rates would be adjusted to include carrying costs on those capital costs deemed prudent in the Vogtle Cost Settlement Agreement. The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective Unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $100 million in 2018 and are estimated to have negative earnings impacts of approximately $75 million in 2019 and an aggregate of approximately $635 million from 2020 to 2022.
In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
In February 2018, Georgia Interfaith Power & Light, Inc. (GIPL) and Partnership for Southern Equity, Inc. (PSE) filed a petition appealing the Georgia PSC's January 11, 2018 order with the Fulton County Superior Court. In March 2018, Georgia Watch filed a similar appeal to the Fulton County Superior Court for judicial review of the Georgia PSC's decision and denial of Georgia Watch's motion for reconsideration. In December 2018, the Fulton County Superior Court granted Georgia Power's motion to dismiss the two appeals. On January 9, 2019, GIPL, PSE, and Georgia Watch filed an appeal of this decision with the Georgia Court of Appeals. Georgia Power believes the appeal has no merit; however, an adverse outcome in the appeal combined with subsequent adverse action by the Georgia PSC could have a material impact on Southern Company's and Georgia Power's results of operations, financial condition, and liquidity.
In August 2018, Georgia Power filed its nineteenth VCM report with the Georgia PSC, which requested approval of $578 million of construction capital costs incurred from January 1, 2018 through June 30, 2018. On February 19, 2019, the Georgia PSC approved the nineteenth VCM, but deferred approval of $51.6 million of expenditures related to Georgia Power's portion of an administrative claim filed in the Westinghouse bankruptcy proceedings. Through the nineteenth VCM, the Georgia PSC has approved total construction capital costs incurred through June 30, 2018 of $5.4 billion (before $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related Customer Refunds). In addition, the staff of the Georgia PSC requested, and Georgia Power agreed, to report the results of the cost and schedule validation process to the Georgia PSC (which is expected to occur by May 1, 2019) and to file its twentieth VCM report concurrently with the twenty-first VCM report by August 31, 2019.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The ultimate outcome of these matters cannot be determined at this time.
DOE Financing
At March 31, 2019, Georgia Power had borrowed $3.46 billion related to Plant Vogtle Units 3 and 4 costs as provided through the Amended and Restated Loan Guarantee Agreement and related multi-advance credit facilities among Georgia Power, the DOE, and the FFB, which provide for borrowings of up to approximately $5.130 billion, subject to the satisfaction of certain conditions. See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K and Note (F) under "DOE Loan Guarantee Borrowings" for additional information, including applicable covenants, events of default, mandatory prepayment events, and conditions to borrowing.
The ultimate outcome of these matters cannot be determined at this time.
Mississippi Power
Municipal and Rural Association Tariff
On March 28, 2019, Mississippi Power filed a request with the FERC for a decrease in wholesale base revenues under the MRA tariff as agreed upon in a settlement agreement reached with its wholesale customers resolving all matters related to the Kemper County energy facility similar to the retail rate settlement agreement approved by the Mississippi PSC in February 2018 and reflecting the impacts of the Tax Reform Legislation. The MRA settlement agreement provides that base rates will decrease $3.7 million annually, effective January 1, 2019. Mississippi Power expects the matter to be resolved in the second quarter 2019. The ultimate outcome of this matter cannot be determined at this time.
Kemper County Energy Facility
As the mining permit holder, Liberty Fuels Company, LLC has a legal obligation to perform mine reclamation, and Mississippi Power has a contractual obligation to fund all reclamation activities. As a result of the abandonment of the Kemper IGCC, final mine reclamation began in 2018 and is expected to be substantially completed in 2020, with monitoring expected to continue through 2027. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.
During the first quarter 2019, Mississippi Power recorded pre-tax charges to income of $2 million ($1 million after tax), primarily resulting from the abandonment and related closure activities and ongoing period costs, net of sales proceeds, for the mine and gasifier-related assets at the Kemper County energy facility. Additional closure costs for the mine and gasifier-related assets, currently estimated at up to $10 million pre-tax (excluding salvage, net of dismantlement costs), may be incurred through the first half of 2020. In addition, period costs, including, but not limited to, costs for compliance and safety, ARO accretion, and property taxes for the mine and gasifier-related assets, are estimated at $11 million for the remainder of 2019 and $2 million to $6 million annually in 2020 through 2023.
In addition, Mississippi Power constructed the CO2 pipeline for the planned transport of captured CO2 for use in enhanced oil recovery and is currently evaluating its options regarding the final disposition of the CO2 pipeline, including removal of the pipeline. This evaluation is expected to be complete later in 2019. If Mississippi Power ultimately decides to remove the CO2 pipeline, the cost of removal would have a material impact on Mississippi Power's financial statements and could have a material impact on Southern Company's financial statements.
In December 2018, Mississippi Power filed with the DOE its request for property closeout certification under the contract related to the $387 million of grants received. Mississippi Power and the DOE are currently in discussions regarding the requested closeout and property disposition, which may require payment to the DOE for a portion of certain property that is to be retained by Mississippi Power. In connection with the DOE closeout discussions, on April 29, 2019, the Civil Division of the Department of Justice informed Southern Company and Mississippi Power of an investigation related to the Kemper County energy facility. The ultimate outcome of these matters cannot be

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

determined at this time; however, they could have a material impact on Mississippi Power's and Southern Company's financial statements.
Southern Company Gas
Rate Proceedings
Nicor Gas
In November 2018, Nicor Gas filed a general base rate case with the Illinois Commission requesting a $230 million increase in annual base rate revenues. The requested increase is based on a projected test year for the 12-month period ending September 30, 2020, a ROE of 10.6%, and an increase in the equity ratio from 52% to 54% to address the negative cash flow and credit metric impacts of the Tax Reform Legislation.
On April 16, 2019, Nicor Gas entered into a stipulation agreement to resolve all related issues with the Staff of the Illinois Commission, including a ROE of 9.86% and an equity ratio of 54%. Also on April 16, 2019, Nicor Gas filed its rebuttal testimony with the Illinois Commission incorporating the stipulation agreement and addressing the remaining items outstanding with the other two intervenors. As a result of the stipulation agreement and rebuttal testimony, the revised requested annual revenue increase is $180 million.
The Illinois Commission is expected to rule on the requested increase within the statutory time limit of 11 months from the filing of the rate case, after which rate adjustments will be effective. The ultimate outcome of this matter cannot be determined at this time.
Virginia Natural Gas
In December 2018, the Virginia Commission approved Virginia Natural Gas' annual information form filing, which reduced annual base rates by $14 million effective January 1, 2019 due to lower tax expense as a result of the Tax Reform Legislation. This approval also required Virginia Natural Gas to issue customer refunds, via bill credits, for $14 million related to 2018 tax benefits deferred as a regulatory liability, current, on the balance sheet at December 31, 2018. These customer refunds were completed in the first quarter 2019.
Regulatory Infrastructure Programs
Southern Company Gas is engaged in various infrastructure programs that update or expand its gas distribution systems to improve reliability and help ensure the safety of its utility infrastructure, and recovers in rates its investment and a return associated with these infrastructure programs. In addition to capital expenditures recovered through base rates by each of the natural gas distribution utilities, Nicor Gas and Virginia Natural Gas have separate rate riders that provide for timely recovery of capital expenditures for specific infrastructure replacement programs.
Virginia Natural Gas
On April 8, 2019, Virginia Natural Gas filed an application with the Virginia Commission to amend and extend its Steps to Advance Virginia's Energy program. The proposal would allow Virginia Natural Gas to continue replacing aging pipeline infrastructure and increase its authorized investment under the currently-approved plan. Virginia Natural Gas seeks to amend its currently-approved plan by increasing the authorized investment in 2019 from $35 million to $40 million and to extend the plan for an additional five years until 2024, with proposed annual investments of $50 million in 2020, $60 million in 2021, and $70 million in each year from 2022 through 2024, for a maximum total investment over the six-year term (2019 through 2024) of $370 million. The proposed investment schedule would also allow for variances of up to $6 million in 2019, $8 million in 2020, $9 million in 2021, and $10 million in each year from 2022 through 2024, with a total potential net variance of up to $10 million allowed for the program. The Virginia Commission is expected to rule on the request in the third quarter 2019. The ultimate outcome of this matter cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Affiliate Asset Management Agreements
On March 15, 2019, the Virginia Commission approved an extension of Virginia Natural Gas' asset management agreement with Sequent to March 31, 2021.
FERC Matters
See Note 2 to the financial statements under "FERC Matters – Open Access Transmission Tariff" in Item 8 of the Form 10-K for additional information.
On March 25, 2019, the Alabama Municipal Electric Authority and Cooperative Energy and SCS and the traditional electric operating companies filed a formal settlement agreement with the FERC agreeing to a rate reduction based on a 10.6% ROE, with a retroactive effective date of May 10, 2018, and a five-year moratorium on these parties seeking changes to the OATT formula rate. The ultimate outcome of this matter cannot be determined at this time; however, if approved by the FERC as filed, the OATT settlement would not have a material impact on the financial statements of any of the traditional electric operating companies or Southern Company.
(C) CONTINGENCIES
See Note 3 to the financial statements in Item 8 of the Form 10-K for information relating to various lawsuits and other contingencies.
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
Southern Company
In January 2017, a putative securities class action complaint was filed against Southern Company, certain of its officers, and certain former Mississippi Power officers in the U.S. District Court for the Northern District of Georgia by Monroe County Employees' Retirement System on behalf of all persons who purchased shares of Southern Company's common stock between April 25, 2012 and October 29, 2013. The complaint alleges that Southern Company, certain of its officers, and certain former Mississippi Power officers made materially false and misleading statements regarding the Kemper County energy facility in violation of certain provisions under the Securities Exchange Act of 1934, as amended. The complaint seeks, among other things, compensatory damages and litigation costs and attorneys' fees. In 2017, the plaintiffs filed an amended complaint that provided additional detail about their claims, increased the purported class period by one day, and added certain other former Mississippi Power officers as defendants. Also in 2017, the defendants filed a motion to dismiss the plaintiffs' amended complaint with prejudice, to which the plaintiffs filed an opposition. In March 2018, the court issued an order granting, in part, the defendants' motion to dismiss. The court dismissed certain claims against certain officers of Southern Company and Mississippi Power and dismissed the allegations related to a number of the statements that plaintiffs challenged as being false or misleading. In April 2018, the defendants filed a motion for reconsideration of the court's order, seeking dismissal of the remaining claims in the lawsuit. In August 2018, the court denied the motion for reconsideration and denied a motion to certify the issue for interlocutory appeal.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

In February 2017, Jean Vineyard and Judy Mesirov each filed a shareholder derivative lawsuit in the U.S. District Court for the Northern District of Georgia. Each of these lawsuits names as defendants Southern Company, certain of its directors, certain of its officers, and certain former Mississippi Power officers. In 2017, these two shareholder derivative lawsuits were consolidated in the U.S. District Court for the Northern District of Georgia. The complaints allege that the defendants caused Southern Company to make false or misleading statements regarding the Kemper County energy facility cost and schedule. Further, the complaints allege that the defendants were unjustly enriched and caused the waste of corporate assets and also allege that the individual defendants violated their fiduciary duties. Each plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and, on each plaintiff's own behalf, attorneys' fees and costs in bringing the lawsuit. Each plaintiff also seeks certain changes to Southern Company's corporate governance and internal processes. In April 2018, the court entered an order staying this lawsuit until 30 days after the resolution of any dispositive motions or any settlement, whichever is earlier, in the putative securities class action.
In May 2017, Helen E. Piper Survivor's Trust filed a shareholder derivative lawsuit in the Superior Court of Gwinnett County, Georgia that names as defendants Southern Company, certain of its directors, certain of its officers, and certain former Mississippi Power officers. The complaint alleges that the individual defendants, among other things, breached their fiduciary duties in connection with schedule delays and cost overruns associated with the construction of the Kemper County energy facility. The complaint further alleges that the individual defendants authorized or failed to correct false and misleading statements regarding the Kemper County energy facility schedule and cost and failed to implement necessary internal controls to prevent harm to Southern Company. The plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and disgorgement of profits and, on its behalf, attorneys' fees and costs in bringing the lawsuit. The plaintiff also seeks certain unspecified changes to Southern Company's corporate governance and internal processes. In May 2018, the court entered an order staying this lawsuit until 30 days after the resolution of any dispositive motions or any settlement, whichever is earlier, in the putative securities class action.
Southern Company believes these legal challenges have no merit; however, an adverse outcome in any of these proceedings could have an impact on Southern Company's results of operations, financial condition, and liquidity. The ultimate outcome of these matters cannot be determined at this time.
Georgia Power
In 2011, plaintiffs filed a putative class action against Georgia Power in the Superior Court of Fulton County, Georgia alleging that Georgia Power's collection in rates of amounts for municipal franchise fees (which fees are paid to municipalities) exceeded the amounts allowed in orders of the Georgia PSC and alleging certain state tort law claims. In 2016, the Georgia Court of Appeals reversed the trial court's previous dismissal of the case and remanded the case to the trial court. Georgia Power filed a petition for writ of certiorari with the Georgia Supreme Court, which was granted in 2017. In June 2018, the Georgia Supreme Court affirmed the judgment of the Georgia Court of Appeals and remanded the case to the trial court for further proceedings. Following a motion by Georgia Power, on February 13, 2019, the Superior Court of Fulton County ordered the parties to submit petitions to the Georgia PSC for a declaratory ruling to address certain terms the court previously held were ambiguous as used in the Georgia PSC's orders. The order entered by the Superior Court of Fulton County also conditionally certified the proposed class. In March 2019, Georgia Power and the plaintiffs filed petitions with the Georgia PSC seeking confirmation of the proper application of the municipal franchise fee schedule pursuant to the Georgia PSC's orders. Georgia Power and the plaintiffs also have filed notices of appeal with the Georgia Court of Appeals regarding the Superior Court of Fulton County's February 2019 order. Georgia Power believes the plaintiffs' claims have no merit. The amount of any possible losses cannot be calculated at this time because, among other factors, it is unknown whether conditional class certification will be upheld and the ultimate composition of any class and whether any losses would be subject to recovery from any municipalities. The ultimate outcome of this matter cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Mississippi Power
In May 2018, Southern Company and Mississippi Power received a notice of dispute and arbitration demand filed by Martin Product Sales, LLC (Martin) based on two agreements, both related to Kemper IGCC byproducts for which Mississippi Power provided termination notices in 2017. Martin alleges breach of contract, breach of good faith and fair dealing, fraud and misrepresentation, and civil conspiracy and makes a claim for damages in the amount of approximately $143 million, as well as additional unspecified damages, attorney's fees, costs, and interest. In the first quarter 2019, Mississippi Power and Southern Company filed motions to dismiss. Southern Company and Mississippi Power believe this legal challenge has no merit; however, an adverse outcome in this proceeding could have a material impact on Southern Company's and Mississippi Power's results of operations, financial condition, and liquidity. The ultimate outcome of this matter cannot be determined at this time.
In November 2018, Ray C. Turnage and 10 other individual plaintiffs filed a putative class action complaint against Mississippi Power and the three current members of the Mississippi PSC in the U.S. District Court for the Southern District of Mississippi. Mississippi Power received Mississippi PSC approval in 2013 to charge a mirror CWIP rate premised upon including in its rate base pre-construction and construction costs for the Kemper IGCC prior to placing the Kemper IGCC into service. The Mississippi Supreme Court reversed that approval and ordered Mississippi Power to refund the amounts paid by customers under the previously-approved mirror CWIP rate. The plaintiffs allege that the initial approval process, and the amount approved, were improper. They also allege that Mississippi Power underpaid customers in the refund process by applying an incorrect interest rate. The plaintiffs seek to recover, on behalf of themselves and their putative class, actual damages, punitive damages, pre-judgment interest, post-judgment interest, attorney's fees, and costs. In response to Mississippi Power and the Mississippi PSC each filing a motion to dismiss, the plaintiffs filed an amended complaint on March 14, 2019. The amended complaint included four additional plaintiffs and additional claims for gross negligence, reckless conduct, and intentional wrongdoing. Mississippi Power and the Mississippi PSC have each filed a motion to dismiss the amended complaint. Mississippi Power believes this legal challenge has no merit; however, an adverse outcome in this proceeding could have a material impact on Mississippi Power's results of operations, financial condition, and liquidity. The ultimate outcome of this matter cannot be determined at this time.
Southern Power
Southern Power indirectly owns a 51% membership interest in RE Roserock LLC (Roserock), the owner of the Roserock facility in Pecos County, Texas. Prior to the facility being placed in service in 2016, certain solar panels were damaged during installation by the construction contractor, McCarthy Building Companies, Inc. (McCarthy), and certain solar panels were damaged by a hail event that also occurred during construction. In connection therewith, Southern Power withheld payment of approximately $26 million to the construction contractor, which placed a lien on the Roserock facility for the same amount. In 2017, Roserock filed a lawsuit in the state district court in Pecos County, Texas against XL Insurance America, Inc. and North American Elite Insurance Company seeking recovery from an insurance policy for damages resulting from the hail event and McCarthy's installation practices. In June 2018, the court granted Roserock's motion for partial summary judgment, finding that the insurers were in breach of contract and in violation of the Texas Insurance Code for failing to pay any monies owed for the hail claim. Separate lawsuits were filed between Roserock and McCarthy, as well as other parties, and that litigation was consolidated in the U.S. District Court for the Western District of Texas. On April 18, 2019, Roserock and the parties to the state and federal lawsuits executed a settlement agreement and mutual release that resolves both lawsuits. Under the agreement, the lawsuits will be dismissed and McCarthy will release its lien following payments of all amounts (which are expected to occur in May 2019). Roserock will pay $26 million to McCarthy that was withheld and included in the original construction costs and will receive funds that will cover all related legal costs and the replacement costs of certain solar panels. In addition, during the first quarter 2019, Roserock received a partial payment of approximately $5 million in insurance proceeds toward the hail event. Any additional funds received in excess of the initial replacement costs are expected to be recognized as a gain when received by Roserock in the second quarter 2019, but are not expected to have a material impact on Southern Power's net income.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
Georgia Power's environmental remediation liability was $18 million and $23 million as of March 31, 2019 and December 31, 2018, respectively. Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected.
Southern Company Gas' environmental remediation liability was $289 million and $294 million as of March 31, 2019 and December 31, 2018, respectively, based on the estimated cost of environmental investigation and remediation associated with known current and former manufactured gas plant operating sites. These environmental remediation expenditures are recoverable from customers through rate mechanisms approved by the applicable state regulatory agencies of the natural gas distribution utilities, with the exception of one site representing $2 million of the total accrued remediation costs.
The ultimate outcome of these matters cannot be determined at this time; however, as a result of the regulatory treatment for environmental remediation expenses described above, the final disposition of these matters is not expected to have a material impact on the financial statements of Southern Company, Georgia Power, or Southern Company Gas.
Other Matters
Mississippi Power
In conjunction with Southern Company's sale of Gulf Power, Mississippi Power and Gulf Power have committed to seek a restructuring of their 50% undivided ownership interests in Plant Daniel such that each of them would, after the restructuring, own 100% of a generating unit. On January 15, 2019, Gulf Power provided notice to Mississippi Power that Gulf Power will retire its share of the generating capacity of Plant Daniel on January 15, 2024. Mississippi Power has the option to purchase Gulf Power's ownership interest for $1 on January 15, 2024, provided that Mississippi Power exercises the option no later than 120 days prior to that date. Mississippi Power is assessing the potential operational and economic effects of Gulf Power's notice. The ultimate outcome of these matters remains subject to completion of Mississippi Power's evaluations and applicable regulatory approvals, including by the FERC and the Mississippi PSC, and cannot be determined at this time. See Note (K) under "Southern Company" for information regarding the sale of Gulf Power.
(D) REVENUE FROM CONTRACTS WITH CUSTOMERS
The registrants generate revenues from a variety of sources, some of which are excluded from the scope of ASC 606, Revenue from Contracts with Customers (ASC 606), such as leases, derivatives, and certain cost recovery mechanisms. See Note 1 to the financial statements under "Recently Adopted Accounting Standards – Revenue" in Item 8 of the Form 10-K for additional information on the adoption of ASC 606 for revenue from contracts with customers and Note 1 to the financial statements under "Revenues" and "Other Taxes" in Item 8 of the Form 10-K for additional information on the revenue policies of the registrants. For additional information on revenues accounted for under other accounting guidance, see Notes (J) and (L) for energy-related derivative contracts and lessor revenues, respectively, Note 1 to the financial statements under "Revenues – Southern Company Gas" in Item 8 of the Form 10-K for alternative revenue programs at the natural gas distribution utilities, and Note 2 to the financial statements in Item 8 of the Form 10-K for cost recovery mechanisms.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The following tables disaggregate revenue sources for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
	(in millions)
Southern Company
Operating revenues
Retail electric revenues(a)
Residential	$1,288	$1,539
Commercial	1,093	1,243
Industrial	677	756
Other	26	30
Natural gas distribution revenues	1,163	1,224
Alternative revenue programs(b)	(2)	(24)
Total retail electric and gas distribution revenues	$4,245	$4,768
Wholesale energy revenues(c)(d)	367	472
Wholesale capacity revenues(d)	132	151
Other natural gas revenues(e)(f)	313	407
Other revenues(g)	355	574
Total operating revenues	$5,412	$6,372

(a)
Retail electric revenues include $8 million and $18 million of revenues accounted for as leases for the three months ended March 31, 2019 and 2018, respectively, and a (net reduction) or net increase of $(103) million and $117 million for the three months ended March 31, 2019 and 2018, respectively, from certain cost recovery mechanisms that are not accounted for as revenue under ASC 606.

(b)	Alternative revenue program revenues are presented net of any previously recognized program amounts billed to customers during the same accounting period.

(c)
Wholesale energy revenues include $53 million and $93 million for the three months ended March 31, 2019 and 2018, respectively, of revenues accounted for as derivatives, primarily related to physical energy sales in the wholesale electricity market.

(d)
Wholesale energy and wholesale capacity revenues include $66 million and $25 million, respectively, for the three months ended March 31, 2019 and $69 million and $30 million, respectively, for the three months ended March 31, 2018 related to PPAs accounted for as leases.

(e)
Other natural gas revenues related to Southern Company Gas' energy and risk management activities are presented net of the related costs of those activities and include gross third-party revenues of $1.9 billion for each of the three months ended March 31, 2019 and 2018, of which $1.2 billion and $1.1 billion, respectively, relates to contracts that are accounted for as derivatives. See Note (M) under "Southern Company Gas" for additional information on the components of wholesale gas services operating revenues.

(f)	Other natural gas revenues for the three months ended March 31, 2019 include $9 million of revenues accounted for as leases.

(g)
Other revenues include $96 million and $90 million for the three months ended March 31, 2019 and 2018, respectively, of revenues not accounted for under ASC 606, including $31 million and $33 million in 2019 and 2018, respectively, accounted for as leases.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	Alabama Power	Georgia Power	Mississippi Power
	(in millions)
For the Three Months Ended March 31, 2019
Operating revenues
Retail revenues(a)(b)
Residential	$540	$688	$60
Commercial	354	674	65
Industrial	313	289	74
Other	6	17	4
Total retail electric revenues	$1,213	$1,668	$203
Wholesale energy revenues(c)	94	18	78
Wholesale capacity revenues	27	14	1
Other revenues(b)(d)	74	133	5
Total operating revenues	$1,408	$1,833	$287

For the Three Months Ended March 31, 2018
Operating revenues
Retail revenues(a)(b)
Residential	$570	$744	$60
Commercial	371	717	62
Industrial	338	316	70
Other	6	21	2
Total retail electric revenues	$1,285	$1,798	$194
Wholesale energy revenues(c)	101	40	98
Wholesale capacity revenues	24	14	4
Other revenues(b)(d)	63	109	6
Total operating revenues	$1,473	$1,961	$302

(a)
Retail revenues at Alabama Power, Georgia Power, and Mississippi Power include a net increase or (net reduction) of $(57) million, $(47) million, and $1 million, respectively, for the three months ended March 31, 2019 and $47 million, $10 million, and $76 million, respectively, for the three months ended March 31, 2018 related to certain cost recovery mechanisms that are not accounted for as revenue under ASC 606.

(b)
Retail revenues and other revenues at Georgia Power include $8 million and $11 million, respectively, for the three months ended March 31, 2019 and $18 million and $33 million, respectively, for the three months ended March 31, 2018 of revenues accounted for as leases.

(c)
Wholesale energy revenues at Alabama Power, Georgia Power, and Mississippi Power include $3 million, $4 million, and $1 million, respectively, for the three months ended March 31, 2019 and $5 million, $7 million, and $1 million, respectively, for the three months ended March 31, 2018 accounted for as derivatives primarily related to physical energy sales in the wholesale electricity market.

(d)
Other revenues at Alabama Power and Georgia Power include $28 million and $31 million, respectively, for the three months ended March 31, 2019 and $25 million and $26 million, respectively, for the three months ended March 31, 2018 of revenues not accounted for under ASC 606.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
	(in millions)
Southern Power
PPA capacity revenues(a)	$127	$138
PPA energy revenues(a)	227	254
Non-PPA revenues(b)	85	115
Other revenues	4	2
Total operating revenues	$443	$509

(a)
PPA capacity revenues and PPA energy revenues include $41 million and $72 million, respectively, for the three months ended March 31, 2019 and $47 million and $76 million, respectively, for the three months ended March 31, 2018 related to PPAs accounted for as leases.

(b)
Non-PPA revenues include $45 million and $79 million for the three months ended March 31, 2019 and 2018, respectively, of revenues from short-term sales related to physical energy sales from uncovered capacity in the wholesale electricity market.

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
	(in millions)
Southern Company Gas
Operating revenues
Natural gas distribution revenues
Residential	$601	$660
Commercial	170	192
Transportation	256	277
Industrial	17	17
Other	119	78
Alternative revenue programs(a)	(2)	(24)
Total natural gas distribution revenues	$1,161	$1,200
Gas pipeline investments(b)	8	8
Wholesale gas services(c)	66	146
Gas marketing services(d)	229	271
Other revenues	10	14
Total operating revenues	$1,474	$1,639

(a)	Alternative revenue program revenues are presented net of any previously recognized program amounts billed to customers during the same accounting period.

(b)	Revenues from gas pipeline investments include $8 million for the three months ended March 31, 2019 accounted for as leases.

(c)
Wholesale gas services revenues are presented net of the related costs associated with its energy trading and risk management activities. Operating revenues, as presented, include gross third-party revenues of $1.9 billion for each of the three months ended March 31, 2019 and 2018, of which $1.2 billion and $1.1 billion, respectively, relates to contracts accounted for as derivatives. See Note (M) under "Southern Company Gas" for additional information on the components of wholesale gas services operating revenues.

(d)	Gas marketing services includes $6 million and $4 million for the three months ended March 31, 2019 and 2018, respectively, of revenues not accounted for under ASC 606.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers as of March 31, 2019 and December 31, 2018:

	Receivables		Contract Assets		Contract Liabilities
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(in millions)
Southern Company(*)	$2,522	$2,630	$84	$102	$62	$32
Alabama Power	514	520	1	—	10	12
Georgia Power	668	721	41	58	25	7
Mississippi Power	85	100	—	—	—	—
Southern Power	99	118	—	—	4	11
Southern Company Gas	948	952	—	—	1	2

(*)	Includes amounts related to held for sale investments.
As of March 31, 2019 and December 31, 2018, Georgia Power had contract assets primarily related to unregulated service agreements where payment is contingent on project completion and fixed retail customer bill programs where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over the one-year contract term. Alabama Power had contract liabilities for outstanding performance obligations primarily related to extended service agreements. Contract liabilities for Georgia Power and Southern Power relate to cash collections recognized in advance of revenue for certain unregulated service agreements and certain levelized PPAs, respectively. Southern Company's unregulated distributed generation business had $34 million and $39 million of contract assets and $25 million and $11 million of contract liabilities at March 31, 2019 and December 31, 2018, respectively, remaining for outstanding performance obligations.
The following table reflects revenue from contracts with customers recognized in the three-month period ended March 31, 2019 included in the contract liability at December 31, 2018:

Three Months Ended March 31, 2019
(in millions)
Southern Company	$17
Southern Power	10
Revenues recognized in the three-month period ended March 31, 2019, which were included in contract liabilities at December 31, 2018, were immaterial for Alabama Power, Georgia Power, and Southern Company Gas.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Remaining Performance Obligations
The traditional electric operating companies and Southern Power have long-term contracts with customers in which revenues are recognized when the performance obligations are satisfied during the contract term. These contracts primarily relate to PPAs whereby the traditional electric operating companies and Southern Power provide electricity and generation capacity to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related to certain fixed price contracts. Registrants with revenues from contracts with customers related to these performance obligations remaining at March 31, 2019 expect the revenues to be recognized as follows:

	2019 (remaining)	2020	2021	2022	2023	Thereafter
	(in millions)
Southern Company(*)	$451	$349	$315	$310	$301	$2,219
Alabama Power	16	22	27	23	22	140
Georgia Power	30	38	40	30	31	82
Mississippi Power	2	3	1	—	—	—
Southern Power	248	295	270	276	269	2,143

(*)	Includes amounts related to held for sale investments.
(E) CONSOLIDATED ENTITIES AND EQUITY METHOD INVESTMENTS
Southern Power
Variable Interest Entities
See Note 7 to the financial statements in Item 8 of the Form 10-K for additional information on Southern Power's VIEs.
Southern Power has certain wholly-owned subsidiaries that are determined to be VIEs. Southern Power is considered the primary beneficiary of these VIEs because it controls the most significant activities of the VIEs, including operating and maintaining the respective assets, and has the obligation to absorb expected losses of these VIEs to the extent of its equity interests. Southern Power previously consolidated SP Solar and SP Wind. Southern Power continues to consolidate them following the 2018 sales of noncontrolling interests in each entity, as the primary beneficiary of each VIE, since it controls the most significant activities of each entity, including operating and maintaining their assets. Transfers and sales of the assets in the VIEs are subject to limited partner consent and the liabilities are non-recourse to the general credit of Southern Power. Liabilities consist of customary working capital items and do not include any long-term debt.
SP Solar
At March 31, 2019, SP Solar had total assets of $6.5 billion, total liabilities of $373 million, and noncontrolling interests of $1.2 billion. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to Global Atlantic in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
SP Wind
At March 31, 2019, SP Wind had total assets of $2.6 billion, total liabilities of $141 million, and noncontrolling interests of $46 million. Under the terms of the limited liability agreement, distributions without Class A member consent are limited to available cash and SP Wind is obligated to distribute all such available cash to its members

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves. Cash distributions from SP Wind are generally allocated 60% to Southern Power and 40% to the three financial investors in accordance with the limited liability agreement.
Southern Company Gas
See Note 7 to the financial statements in Item 8 of the Form 10-K for additional information on Southern Company Gas' equity method investments.
Equity Method Investments
The carrying amounts of Southern Company Gas' equity method investments as of March 31, 2019 and December 31, 2018 and related income from those investments for the three-month periods ended March 31, 2019 and 2018 were as follows:

Investment Balance	March 31, 2019	December 31, 2018
	(in millions)
SNG	$1,262	$1,261
Atlantic Coast Pipeline	96	83
PennEast Pipeline	75	71
Other	124	123
Total	$1,557	$1,538

Earnings from Equity Method Investments	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(in millions)
SNG	$42	$39
Atlantic Coast Pipeline	3	1
PennEast Pipeline	2	1
Other	1	1
Total	$48	$42
SNG
Selected financial information of SNG for the three months ended March 31, 2019 and 2018 is as follows:

Income Statement Information	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(in millions)
Revenues	$166	$160
Operating income	106	99
Net income	84	78
(F) FINANCING
Bank Credit Arrangements
Bank credit arrangements provide liquidity support to the registrants' commercial paper borrowings and the traditional electric operating companies' revenue bonds. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support as of March 31, 2019 was approximately $1.4 billion (comprised of approximately $854 million at Alabama Power, $550 million at Georgia

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Power, and $40 million at Mississippi Power). In addition, at March 31, 2019, the traditional electric operating companies had approximately $432 million (comprised of approximately $87 million at Alabama Power and $345 million at Georgia Power) of revenue bonds outstanding that were required to be remarketed within the next 12 months. Subsequent to March 31, 2019, Georgia Power purchased and held approximately $115 million of outstanding pollution control revenue bonds required to be remarketed. See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K and "Financing Activities" herein for additional information.
The following table outlines the committed credit arrangements by company as of March 31, 2019:

	Expires
Company	2019	2020	2022	Total	Unused(d)
	(in millions)
Southern Company(a)	$—	$—	$2,000	$2,000	$1,999
Alabama Power	33	500	800	1,333	1,333
Georgia Power	—	—	1,750	1,750	1,736
Mississippi Power	100	—	—	100	100
Southern Power(b)	—	—	750	750	741
Southern Company Gas(c)	—	—	1,900	1,900	1,895
Other	30	—	—	30	30
Southern Company Consolidated	$163	$500	$7,200	$7,863	$7,834

(a)	Represents the Southern Company parent entity.

(b)
Does not include Southern Power Company's $120 million continuing letter of credit facility for standby letters of credit expiring in 2021, of which $24 million was unused at March 31, 2019. Southern Power's subsidiaries are not parties to its bank credit arrangement.

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
DOE Loan Guarantee Borrowings
See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information regarding Georgia Power's 2014 loan guarantee agreement.
Pursuant to the loan guarantee program established under Title XVII of the Energy Policy Act of 2005 (Title XVII Loan Guarantee Program), Georgia Power and the DOE entered into a loan guarantee agreement in 2014 and the Amended and Restated Loan Guarantee Agreement in March 2019. Under the Amended and Restated Loan Guarantee Agreement, the DOE has agreed to guarantee the obligations of Georgia Power under note purchase agreements among the DOE, Georgia Power, and the FFB and related promissory notes which provide for two multi-advance term loan facilities (FFB Credit Facilities). Under the FFB Credit Facilities, Georgia Power may make term loan borrowings through the FFB in an amount up to approximately $5.130 billion, provided that total aggregate borrowings under the FFB Credit Facilities may not exceed 70% of (i) Eligible Project Costs minus (ii) approximately $1.492 billion (reflecting the amounts received by Georgia Power under the Guarantee Settlement Agreement less the Customer Refunds).
In March 2019, Georgia Power made borrowings under the FFB Credit Facilities in an aggregate principal amount of $835 million at an interest rate of 3.213% through the final maturity date of February 20, 2044. At March 31, 2019, Georgia Power had a total of $3.46 billion of borrowings outstanding under the FFB Credit Facilities.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

All borrowings under the FFB Credit Facilities are full recourse to Georgia Power, and Georgia Power is obligated to reimburse the DOE for any payments the DOE is required to make to the FFB under its guarantee. Georgia Power's reimbursement obligations to the DOE are full recourse and secured by a first priority lien on (i) Georgia Power's 45.7% undivided ownership interest in Plant Vogtle Units 3 and 4 (primarily the units under construction, the related real property, and any nuclear fuel loaded in the reactor core) and (ii) Georgia Power's rights and obligations under the principal contracts relating to Plant Vogtle Units 3 and 4. There are no restrictions on Georgia Power's ability to grant liens on other property.
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
Upon satisfaction of all conditions described above, advances may be requested on a quarterly basis through 2023. The final maturity date for each advance under the FFB Credit Facilities is February 20, 2044. Interest is payable quarterly and principal payments will begin on February 20, 2020. Borrowings under the FFB Credit Facilities will bear interest at the applicable U.S. Treasury rate plus a spread equal to 0.375%.
Under the Amended and Restated Loan Guarantee Agreement, Georgia Power is subject to customary borrower affirmative and negative covenants and events of default. In addition, Georgia Power is subject to project-related reporting requirements and other project-specific covenants and events of default.
In the event certain mandatory prepayment events occur, the FFB's commitment to make further advances under the FFB Credit Facilities will terminate and Georgia Power will be required to prepay the outstanding principal amount of all borrowings under the FFB Credit Facilities over a period of five years (with level principal amortization). Among other things, these mandatory prepayment events include (i) the termination of the Vogtle Services Agreement or rejection of the Vogtle Services Agreement in any Westinghouse bankruptcy if Georgia Power does not maintain access to intellectual property rights under the related intellectual property licenses; (ii) termination of the Bechtel Agreement, unless the Vogtle Owners enter into a replacement agreement; (iii) cancellation of Plant Vogtle Units 3 and 4 by the Georgia PSC or by Georgia Power; (iv) failure of the holders of 90% of the ownership interests in Plant Vogtle Units 3 and 4 to vote to continue construction following certain schedule extensions; (v) cost disallowances by the Georgia PSC that could have a material adverse effect on completion of Plant Vogtle Units 3 and 4 or Georgia Power's ability to repay the outstanding borrowings under the FFB Credit Facilities; or (vi) loss of or failure to receive necessary regulatory approvals. Under certain circumstances, insurance proceeds and any proceeds from an event of taking must be applied to immediately prepay outstanding borrowings under the FFB Credit Facilities. In addition, if Georgia Power discontinues construction of Plant Vogtle Units 3 and 4, Georgia Power would be obligated to immediately repay a portion of the outstanding borrowings under the FFB Credit Facilities to the extent such outstanding borrowings exceed 70% of Eligible Project Costs, net of the proceeds received by Georgia Power under the Guarantee Settlement Agreement less the Customer Refunds. Georgia Power also may voluntarily prepay outstanding borrowings under the FFB Credit Facilities. Under the FFB Credit Facilities, any prepayment (whether mandatory or optional) will be made with a make-whole premium or discount, as applicable.
In connection with any cancellation of Plant Vogtle Units 3 and 4, the DOE may elect to continue construction of Plant Vogtle Units 3 and 4. In such an event, the DOE will have the right to assume Georgia Power's rights and obligations under the principal agreements relating to Plant Vogtle Units 3 and 4 and to acquire all or a portion of Georgia Power's ownership interest in Plant Vogtle Units 3 and 4.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Financing Activities
The following table outlines the long-term debt financing activities for Southern Company and its subsidiaries for the first three months of 2019:

Company	Senior Note Maturities, Redemptions, and Repurchases	Revenue Bond Issuances and Reofferings of Purchased Bonds	Revenue Bond Maturities, Redemptions, and Repurchases	Other Long-Term Debt Issuances	Other Long-Term Debt Redemptions and Maturities(a)
	(in millions)
Southern Company(b)	$2,100	$—	$—	$—	$—
Alabama Power	200	—	—	—	—
Georgia Power	—	343	108	835	2
Mississippi Power	—	43	—	—	—
Other	—	—	—	—	19
Southern Company Consolidated	$2,300	$386	$108	$835	$21

(a)	Includes reductions in finance lease obligations resulting from cash payments under finance leases.

(b)	Represents the Southern Company parent entity.
Except as otherwise described herein, Southern Company and its subsidiaries used the proceeds of debt issuances for their redemptions and maturities shown in the table above, to repay short-term indebtedness, and for general corporate purposes, including working capital. The subsidiaries also used the proceeds for their construction programs.
Southern Company
In January 2019, Southern Company repaid a $250 million short-term uncommitted bank credit arrangement and a $1.5 billion short-term floating rate bank loan.
Also in January 2019, through cash tender offers, Southern Company repurchased and retired approximately $522 million of the $1.0 billion aggregate principal amount outstanding of its 1.85% Senior Notes due July 1, 2019 (1.85% Notes), approximately $180 million of the $350 million aggregate principal amount outstanding of its Series 2014B 2.15% Senior Notes due September 1, 2019 (Series 2014B Notes), and approximately $504 million of the $750 million aggregate principal amount outstanding of its Series 2018A Floating Rate Notes due February 14, 2020 (Series 2018A Notes), for an aggregate purchase price, excluding accrued and unpaid interest, of approximately $1.2 billion. In addition, following the completion of the cash tender offers, in February 2019, Southern Company completed the redemption of all of the Series 2018A Notes, 1.85% Notes, and Series 2014B Notes remaining outstanding.
Georgia Power
In January 2019, Georgia Power redeemed approximately $13 million, $20 million, and $75 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), First Series 1992, Eighth Series 1994, and Second Series 1995, respectively.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

In March 2019, Georgia Power reoffered to the public the following pollution control revenue bonds that previously had been purchased and held by Georgia Power:

•	$173 million aggregate principal amount of Development Authority of Bartow County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Bowen Project), First Series 2009;

•
approximately $105 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), First Series 2013; and

•	$65 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Second Series 2008.
Subsequent to March 31, 2019, Georgia Power purchased and held the following pollution control revenue bonds, which may be reoffered to the public at a later date:

•	$55 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Fourth Series 1994;

•	$30 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Fourth Series 1995;

•	$20 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Ninth Series 1994; and

•	$10 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Second Series 1994.
Mississippi Power
In March 2019, Mississippi Power reoffered to the public $43 million of Mississippi Business Finance Corporation Pollution Control Revenue Refunding Bonds, Series 2002, that previously had been purchased and held by Mississippi Power.
Earnings per Share
For Southern Company, the only difference in computing basic and diluted earnings per share is attributable to awards outstanding under stock-based compensation plans. See Note 12 to the financial statements in Item 8 of the Form 10-K for information on stock-based compensation plans. The effect of stock-based compensation plans was determined using the treasury stock method. Shares used to compute diluted earnings per share were as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(in millions)
As reported shares	1,038	1,011
Effect of stock-based compensation	7	5
Diluted shares	1,045	1,016
There were no stock-based compensation awards that were not included in the diluted earnings per share calculation because they were anti-dilutive for the three months ended March 31, 2019 and an immaterial amount of such awards was not included for the three months ended March 31, 2018.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(G) INCOME TAXES
See Note 10 to the financial statements in Item 8 of the Form 10-K for additional tax information.
Effective Tax Rate
Details of significant changes in the effective tax rate for the applicable registrants are provided herein.
Southern Company
Southern Company's effective tax rate is typically lower than the statutory rate due to employee stock plans' dividend deduction, non-taxable AFUDC equity and flowback of excess deferred income taxes at the regulated utilities, and federal income tax benefits from ITCs and PTCs, primarily at Southern Power.
Southern Company's effective tax rate was 39.8% for the three months ended March 31, 2019 compared to 10.8% for the corresponding period in 2018. The effective tax rate increase was primarily due to the tax impact from the sale of Gulf Power. See Note (K) for additional information.
Alabama Power
Alabama Power's effective tax rate was 21.9% for the three months ended March 31, 2019 compared to 26.3% for the corresponding period in 2018. The effective tax rate decrease was primarily due to the application in 2018 of the accounting order approved by the Alabama PSC in May 2018 related to the Tax Reform Legislation. See Note 2 to the financial statements under "Alabama Power – Tax Reform Accounting Order" in Item 8 of the Form 10-K for additional information.
Mississippi Power
Mississippi Power's effective tax rate was 15.5% for the three months ended March 31, 2019 compared to a benefit rate of (34.7)% for the corresponding period in 2018. The effective tax rate increase was primarily due to lower estimated losses on the Kemper IGCC in 2019, partially offset by an increase in the flowback of excess deferred income taxes as a result of a settlement agreement reached with wholesale customers under the MRA tariff. See Note (B) under "Mississippi Power" for additional information.
Southern Power
Southern Power's effective tax benefit rate was (49.8)% for the three months ended March 31, 2019 compared to (647.0)% for the corresponding period in 2018. The effective tax benefit rate decrease was primarily due to changes in state apportionment rates following the reorganization of Southern Power's legal entities that own and operate certain solar facilities and a reduction of tax benefits from wind PTCs primarily as a result of the sale of a noncontrolling tax equity interest in SP Wind.
Southern Company Gas
Southern Company Gas' effective tax rate was 22.3% for the three months ended March 31, 2019 compared to 27.2% for the corresponding period in 2018. This decrease was primarily related to tax impacts of the goodwill impairment charge recorded in the first quarter 2018 and an increase in the flowback of excess deferred income taxes in 2019 primarily at Atlanta Gas Light as previously authorized by the Georgia PSC. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
(H) RETIREMENT BENEFITS
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
See Note 11 to the financial statements in Item 8 of the Form 10-K for additional information.
Components of the net periodic benefit costs for the three months ended March 31, 2019 and 2018 are presented in the following tables.

Three Months Ended March 31, 2019	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Pension Plans
Service cost	$73	$17	$19	$3	$2	$6
Interest cost	123	28	39	6	1	9
Expected return on plan assets	(221)	(51)	(73)	(10)	(2)	(15)
Amortization:
Prior service costs	—	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	3
Net (gain)/loss	30	9	11	1	—	1
Net periodic pension cost (income)	$5	$3	$(4)	$—	$1	$3
Postretirement Benefits
Service cost	$5	$1	$1	$—	$—	$1
Interest cost	17	4	7	1	—	2
Expected return on plan assets	(16)	(6)	(6)	—	—	(2)
Amortization:
Prior service costs	1	1	—	—	—	—
Regulatory asset	—	—	—	—	—	2
Net (gain)/loss	(1)	—	—	—	—	(1)
Net periodic postretirement benefit cost	$6	$—	$2	$1	$—	$2

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Three Months Ended March 31, 2018	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Pension Plans
Service cost	$90	$19	$22	$4	$2	$8
Interest cost	116	25	35	5	1	10
Expected return on plan assets	(236)	(51)	(74)	(10)	(3)	(18)
Amortization:
Prior service costs	1	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	3
Net (gain)/loss	53	14	17	3	1	3
Net periodic pension cost (income)	$24	$7	$—	$2	$1	$5
Postretirement Benefits
Service cost	$6	$1	$2	$—	$—	$1
Interest cost	19	4	7	1	—	2
Expected return on plan assets	(17)	(6)	(6)	—	—	(2)
Amortization:
Prior service costs	2	1	—	—	—	—
Regulatory asset	—	—	—	—	—	1
Net (gain)/loss	3	—	2	—	—	—
Net periodic postretirement benefit cost	$13	$—	$5	$1	$—	$2

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(I) FAIR VALUE MEASUREMENTS
As of March 31, 2019, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using:
As of March 31, 2019:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)(b)	$322	$128	$4	$—	$454
Foreign currency derivatives	—	38	—	—	38
Investments in trusts:(c)(d)
Domestic equity	682	120	—	—	802
Foreign equity	60	195	—	—	255
U.S. Treasury and government agency securities	—	283	—	—	283
Municipal bonds	—	73	—	—	73
Pooled funds – fixed income	—	14	—	—	14
Corporate bonds	24	298	—	—	322
Mortgage and asset backed securities	—	72	—	—	72
Private equity	—	—	—	48	48
Cash and cash equivalents	1	—	—	—	1
Other	28	4	—	—	32
Cash equivalents	907	3	—	—	910
Other investments	9	14	—	—	23
Total	$2,033	$1,242	$4	$48	$3,327
Liabilities:
Energy-related derivatives(a)(b)	$466	$106	$23	$—	$595
Interest rate derivatives	—	35	—	—	35
Foreign currency derivatives	—	24	—	—	24
Contingent consideration	—	—	21	—	21
Total	$466	$165	$44	$—	$675

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
As of March 31, 2019:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$6	$—	$—	$6
Nuclear decommissioning trusts:(c)
Domestic equity	446	108	—	—	554
Foreign equity	60	57	—	—	117
U.S. Treasury and government agency securities	—	18	—	—	18
Municipal bonds	—	1	—	—	1
Corporate bonds	24	139	—	—	163
Mortgage and asset backed securities	—	24	—	—	24
Private equity	—	—	—	48	48
Other	5	—	—	—	5
Cash equivalents	569	3	—	—	572
Other investments	—	14	—	—	14
Total	$1,104	$370	$—	$48	$1,522
Liabilities:
Energy-related derivatives	$—	$7	$—	$—	$7

Georgia Power
Assets:
Energy-related derivatives	$—	$9	$—	$—	$9
Nuclear decommissioning trusts:(c)(d)
Domestic equity	236	1	—	—	237
Foreign equity	—	134	—	—	134
U.S. Treasury and government agency securities	—	265	—	—	265
Municipal bonds	—	72	—	—	72
Corporate bonds	—	160	—	—	160
Mortgage and asset backed securities	—	47	—	—	47
Other	23	4	—	—	27
Total	$259	$692	$—	$—	$951
Liabilities:
Energy-related derivatives	$—	$16	$—	$—	$16
Interest rate derivatives	—	2	—	—	2
Total	$—	$18	$—	$—	$18

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
As of March 31, 2019:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$3	$—	$—	$3
Cash equivalents	202	—	—	—	202
Total	$202	$3	$—	$—	$205
Liabilities:
Energy-related derivatives	$—	$6	$—	$—	$6

Southern Power
Assets:
Energy-related derivatives	$—	$1	$—	$—	$1
Foreign currency derivatives	—	38	—	—	38
Cash equivalents	10	—	—	—	10
Total	$10	$39	$—	$—	$49
Liabilities:
Energy-related derivatives	$—	$3	$—	$—	$3
Foreign currency derivatives	—	24	—	—	24
Contingent consideration	—	—	21	—	21
Total	$—	$27	$21	$—	$48

Southern Company Gas
Assets:
Energy-related derivatives(a)(b)	$322	$108	$4	$—	$434
Non-qualified deferred compensation trusts:
Domestic equity	—	11	—	—	11
Foreign equity	—	4	—	—	4
Pooled funds – fixed income	—	14	—	—	14
Cash equivalents	1	—	—	—	1
Cash equivalents	13	—	—	—	13
Total	$336	$137	$4	$—	$477
Liabilities:
Energy-related derivatives(a)(b)	$466	$73	$23	$—	$562

(a)	Energy-related derivatives exclude $11 million associated with premiums and certain weather derivatives accounted for based on intrinsic value rather than fair value.

(b)	Energy-related derivatives exclude cash collateral of $190 million.

(c)
Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.

(d)
Includes investment securities pledged to creditors and collateral received and excludes payables related to the securities lending program. As of March 31, 2019, approximately $72 million of the fair market value of Georgia Power's nuclear decommissioning trust funds' securities were on loan to creditors under the funds' managers' securities lending program. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. The fair value of the funds, including reinvested interest and dividends and excluding the funds' expenses, increased for the three months ended March 31, 2019 and decreased for the three months ended March 31, 2018 by the amounts shown in the table below. The changes were recorded as a change to the regulatory assets and liabilities related to AROs for Georgia Power and Alabama Power, respectively.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(in millions)
Southern Company	$152	$(11)
Alabama Power	87	(5)
Georgia Power	65	(6)
Valuation Methodologies
The energy-related derivatives primarily consist of exchange-traded and over-the-counter financial products for natural gas and physical power products, including, from time to time, basis swaps. These are standard products used within the energy industry and are valued using the market approach. The inputs used are mainly from observable market sources, such as forward natural gas prices, power prices, implied volatility, and overnight index swap interest rates. Interest rate derivatives are also standard over-the-counter products that are valued using observable market data and assumptions commonly used by market participants. The fair value of interest rate derivatives reflects the net present value of expected payments and receipts under the swap agreement based on the market's expectation of future interest rates. Additional inputs to the net present value calculation may include the contract terms, counterparty credit risk, and occasionally, implied volatility of interest rate options. The fair value of cross-currency swaps reflects the net present value of expected payments and receipts under the swap agreement based on the market's expectation of future foreign currency exchange rates. Additional inputs to the net present value calculation may include the contract terms, counterparty credit risk, and discount rates. The interest rate derivatives and cross-currency swaps are categorized as Level 2 under Fair Value Measurements as these inputs are based on observable data and valuations of similar instruments. See Note (J) for additional information on how these derivatives are used.
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
The NRC requires licensees of commissioned nuclear power reactors to establish a plan for providing reasonable assurance of funds for future decommissioning. See Note 6 to the financial statements under "Nuclear Decommissioning" in Item 8 of the Form 10-K for additional information.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The fair value of contingent consideration reflects the net present value of expected payments and any periodic change arising from forecasted generation is expected to be immaterial.
As of March 31, 2019, the fair value measurements of private equity investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $48 million and unfunded commitments related to the private equity investments totaled $49 million. Private equity funds include funds-of-funds that invest in high-quality private equity funds across several market sectors, funds that invest in real estate assets, and a fund that acquires companies to create resale value. Private equity funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.
As of March 31, 2019, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in millions)
Long-term debt, including securities due within one year:
Carrying amount	$42,535	$7,921	$10,910	$1,619	$4,995	$5,928
Fair value	43,910	8,424	11,249	1,619	5,131	6,176

(*)
The long-term debt of Southern Company Gas is recorded at amortized cost, including the fair value adjustments at the effective date of the Merger. Southern Company Gas amortizes the fair value adjustments over the lives of the respective bonds.

The fair values are determined using Level 2 measurements and are based on quoted market prices for the same or similar issues or on the current rates available to Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas.
Commodity Contracts with Level 3 Valuation Inputs
As of March 31, 2019, the fair value of Southern Company Gas' Level 3 physical natural gas forward contracts was $19 million. Since commodity contracts classified as Level 3 typically include a combination of observable and unobservable components, the changes in fair value may include amounts due in part to observable market factors, or changes to assumptions on the unobservable components. The following table includes transfers to Level 3, which represent the fair value of Southern Company Gas' commodity derivative contracts that include a significant unobservable component for the first time during the period.

Three Months Ended March 31, 2019
(in millions)
Beginning balance	$—
Transfers to Level 3	(30)
Changes in fair value	11
Ending balance	$(19)
Changes in fair value of Level 3 instruments represent changes in gains and losses for the periods that are reported on Southern Company Gas' statements of income in natural gas revenues.
The valuation of certain commodity contracts requires the use of certain unobservable inputs. All forward pricing used in the valuation of such contracts is directly based on third-party market data, such as broker quotes and exchange settlements, when that data is available. If third-party market data is not available, then industry standard methodologies are used to develop inputs that maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Observable inputs, including some forward prices used for determining fair value, reflect the best available market information. Unobservable inputs are updated using industry standard techniques such as

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

extrapolation, combining observable forward inputs supplemented by historical market and other relevant data. Level 3 physical natural gas forward contracts include unobservable forward price inputs (ranging from $0.07 to $1.15 per mmBtu). Forward price increases (decreases) as of March 31, 2019 would have resulted in higher (lower) values on a net basis.
(J) DERIVATIVES
Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas are exposed to market risks, including commodity price risk, interest rate risk, weather risk, and occasionally foreign currency exchange rate risk. To manage the volatility attributable to these exposures, each company nets its exposures, where possible, to take advantage of natural offsets and enters into various derivative transactions for the remaining exposures pursuant to each company's policies in areas such as counterparty exposure and risk management practices. Southern Company Gas' wholesale gas operations use various contracts in its commercial activities that generally meet the definition of derivatives. For the traditional electric operating companies, Southern Power, and Southern Company Gas' other businesses, each company's policy is that derivatives are to be used primarily for hedging purposes and mandates strict adherence to all applicable risk management policies. Derivative positions are monitored using techniques including, but not limited to, market valuation, value at risk, stress testing, and sensitivity analysis. Derivative instruments are recognized at fair value in the balance sheets as either assets or liabilities and are presented on a net basis. See Note (I) for additional fair value information. In the statements of cash flows, any cash impacts of settled energy-related and interest rate derivatives are recorded as operating activities. Any cash impacts of settled foreign currency derivatives are classified as operating or financing activities to correspond with classification of the hedged interest or principal, respectively. See Note 1 to the financial statements under "Financial Instruments" in Item 8 of the Form 10-K for additional information.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Energy-related derivative contracts are accounted for under one of three methods:

•
Regulatory Hedges — Energy-related derivative contracts designated as regulatory hedges relate primarily to the traditional electric operating companies' and the natural gas distribution utilities' fuel-hedging programs, where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as the underlying fuel is used in operations and ultimately recovered through the respective fuel cost recovery clauses.

•
Cash Flow Hedges — Gains and losses on energy-related derivatives designated as cash flow hedges (which are mainly used to hedge anticipated purchases and sales) are initially deferred in accumulated OCI before being recognized in the statements of income in the same period and in the same income statement line item as the earnings effect of the hedged transactions.

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
At March 31, 2019, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	538	2022	2029
Alabama Power	72	2022	—
Georgia Power	153	2022	—
Mississippi Power	61	2022	—
Southern Power	9	2020	—
Southern Company Gas(*)	243	2021	2029

(*)
Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of long natural gas positions of 3.8 billion mmBtu and short natural gas positions of 3.6 billion mmBtu as of March 31, 2019, which is also included in Southern Company's total volume.

In addition to the volumes discussed above, the traditional electric operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess natural gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 40 million mmBtu for Southern Company, which includes 6 million mmBtu for Alabama Power, 12 million mmBtu for Georgia Power, 5 million mmBtu for Mississippi Power, and 13 million mmBtu for Southern Power.
For cash flow hedges of energy-related derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to earnings for the next 12-month period ending March 31, 2020 are immaterial for all registrants.
Interest Rate Derivatives
Southern Company and certain subsidiaries may enter into interest rate derivatives to hedge exposure to changes in interest rates. The derivatives employed as hedging instruments are structured to minimize ineffectiveness. Derivatives related to existing variable rate securities or forecasted transactions are accounted for as cash flow

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
At March 31, 2019, the following interest rate derivatives were outstanding:

	Notional Amount	Interest Rate Received	Weighted Average Interest Rate Paid	Hedge Maturity Date	Fair Value Gain (Loss) at March 31, 2019
	(in millions)				(in millions)
Fair Value Hedges of Existing Debt
Southern Company(*)	$300	2.75%	3-month LIBOR+0.92%	June 2020	$(3)
Southern Company(*)	1,500	2.35%	1-month LIBOR+0.87%	July 2021	(30)
Georgia Power	200	4.25%	3-month LIBOR+2.46%	December 2019	(2)
Southern Company Consolidated	$2,000				$(35)

(*)	Represents the Southern Company parent entity.
The estimated pre-tax gains (losses) related to interest rate derivatives expected to be reclassified from accumulated OCI to interest expense for the next 12-month period ending March 31, 2020 are $(19) million for Southern Company and immaterial for all other registrants. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2046 for the Southern Company parent entity, 2035 for Alabama Power, 2037 for Georgia Power, 2028 for Mississippi Power, and 2046 for Southern Company Gas.
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
At March 31, 2019, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) at March 31, 2019
	(in millions)		(in millions)			(in millions)
Cash Flow Hedges of Existing Debt
Southern Power	$677	2.95%	€600	1.00%	June 2022	$2
Southern Power	564	3.78%	500	1.85%	June 2026	11
Total	$1,241		€1,100			$13

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The estimated pre-tax gains (losses) related to Southern Power's foreign currency derivatives expected to be reclassified from accumulated OCI to earnings for the next 12-month period ending March 31, 2020 are $(24) million.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

	As of March 31, 2019		As of December 31, 2018
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$12	$10	$8	$23
Other deferred charges and assets/Other deferred credits and liabilities	11	21	9	26
Assets held for sale, current/Liabilities held for sale, current	—	—	—	6
Total derivatives designated as hedging instruments for regulatory purposes	$23	$31	$17	$55
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$1	$3	$3	$7
Other deferred charges and assets/Other deferred credits and liabilities	—	1	1	2
Interest rate derivatives:
Other current assets/Other current liabilities	—	20	—	19
Other deferred charges and assets/Other deferred credits and liabilities	—	15	—	30
Foreign currency derivatives:
Other current assets/Other current liabilities	—	24	—	23
Other deferred charges and assets/Other deferred credits and liabilities	38	—	75	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$39	$63	$79	$81
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets/Other current liabilities	$259	$291	$561	$575
Other deferred charges and assets/Other deferred credits and liabilities	171	269	180	325
Total derivatives not designated as hedging instruments	$430	$560	$741	$900
Gross amounts recognized	$492	$654	$837	$1,036
Gross amounts offset(a)	$(333)	$(523)	$(524)	$(801)
Net amounts recognized in the Balance Sheets(b)	$159	$131	$313	$235

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	As of March 31, 2019		As of December 31, 2018
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Alabama Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$3	$2	$3	$4
Other deferred charges and assets/Other deferred credits and liabilities	3	5	3	6
Total derivatives designated as hedging instruments for regulatory purposes	$6	$7	$6	$10
Gross amounts recognized	$6	$7	$6	$10
Gross amounts offset	$(5)	$(5)	$(4)	$(4)
Net amounts recognized in the Balance Sheets	$1	$2	$2	$6

Georgia Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$4	$5	$2	$8
Other deferred charges and assets/Other deferred credits and liabilities	5	11	4	13
Total derivatives designated as hedging instruments for regulatory purposes	$9	$16	$6	$21
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current assets/Other current liabilities	$—	$2	$—	$2
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$—	$2	$—	$2
Gross amounts recognized	$9	$18	$6	$23
Gross amounts offset	$(8)	$(8)	$(6)	$(6)
Net amounts recognized in the Balance Sheets	$1	$10	$—	$17

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	As of March 31, 2019		As of December 31, 2018
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Mississippi Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$2	$2	$1	$3
Other deferred charges and assets/Other deferred credits and liabilities	1	4	2	6
Total derivatives designated as hedging instruments for regulatory purposes	$3	$6	$3	$9
Gross amounts recognized	$3	$6	$3	$9
Gross amounts offset	$(3)	$(3)	$(2)	$(2)
Net amounts recognized in the Balance Sheets	$—	$3	$1	$7

Southern Power
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$1	$2	$3	$6
Other deferred charges and assets/Other deferred credits and liabilities	—	1	1	2
Foreign currency derivatives:
Other current assets/Other current liabilities	—	24	—	23
Other deferred charges and assets/Other deferred credits and liabilities	38	—	75	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$39	$27	$79	$31
Gross amounts recognized	$39	$27	$79	$31
Gross amounts offset	$(1)	$(1)	$(3)	$(3)
Net amounts recognized in the Balance Sheets	$38	$26	$76	$28

Southern Company Gas
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$3	$1	$2	$8
Other deferred charges and assets/Other deferred credits and liabilities	1	—	—	1
Total derivatives designated as hedging instruments for regulatory purposes	$4	$1	$2	$9
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$—	$1	$—	$1
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$—	$1	$—	$1

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	As of March 31, 2019		As of December 31, 2018
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Derivatives not designated as hedging instruments
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$259	$291	$559	$574
Other deferred charges and assets/Other deferred credits and liabilities	171	269	180	325
Total derivatives not designated as hedging instruments	$430	$560	$739	$899
Gross amounts of recognized	$434	$562	$741	$909
Gross amounts offset(a)	$(316)	$(506)	$(508)	$(785)
Net amounts recognized in the Balance Sheets(b)	$118	$56	$233	$124

(a)	Gross amounts offset include cash collateral held on deposit in broker margin accounts of $190 million and $277 million as of March 31, 2019 and December 31, 2018, respectively.

(b)
Net amounts of derivative instruments outstanding exclude premium and intrinsic value associated with weather derivatives of $11 million and $8 million as of March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019 and December 31, 2018, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet at March 31, 2019
Derivative Category and Balance Sheet Location	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas(*)
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(5)	$(1)	$(2)	$(1)	$(1)
Other regulatory assets, deferred	(11)	(2)	(6)	(3)	—
Other regulatory liabilities, current	7	1	1	1	4
Total energy-related derivative gains (losses)	$(9)	$(2)	$(7)	$(3)	$3

(*)	Fair value gains and losses recorded in regulatory assets and liabilities include cash collateral held on deposit in broker margin accounts of $2 million at March 31, 2019.

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet at December 31, 2018
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(19)	$(3)	$(6)	$(2)	$(8)
Other regulatory assets, deferred	(16)	(3)	(9)	(4)	—
Assets held for sale, current	(6)	—	—	—	—
Other regulatory liabilities, current	1	—	—	—	1
Total energy-related derivative gains (losses)	$(40)	$(6)	$(15)	$(6)	$(7)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

For the three months ended March 31, 2019 and 2018, the pre-tax effects of cash flow hedge accounting on accumulated OCI were as follows:

Gain (Loss) Recognized in OCI on Derivative	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Southern Company
Energy-related derivatives	$—	$12
Interest rate derivatives	—	(2)
Foreign currency derivatives	(39)	53
Total	$(39)	$63
Southern Power
Energy-related derivatives	$—	$11
Foreign currency derivatives	(39)	53
Total	$(39)	$64
For the three months ended March 31, 2019 and 2018, the pre-tax effects of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments on accumulated OCI were immaterial for the other registrants.
For the three months ended March 31, 2019 and 2018, the pre-tax effects of cash flow and fair value hedge accounting on income were as follows:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships	For the Three Months Ended March 31,

	2019	2018
	(in millions)
Southern Company
Total depreciation and amortization	$751	$769
Gain (loss) on energy-related cash flow hedges(a)	(3)	1
Total interest expense, net of amounts capitalized	(430)	(458)
Gain (loss) on interest rate cash flow hedges(a)	(5)	(5)
Gain (loss) on foreign currency cash flow hedges(a)	(6)	(5)
Gain (loss) on interest rate fair value hedges(b)	14	(24)
Total other income (expense), net	78	60
Gain (loss) on foreign currency cash flow hedges(a)(c)	(24)	36
Southern Power
Total depreciation and amortization	$119	$114
Gain (loss) on energy-related cash flow hedges(a)	(3)	1
Total interest expense, net of amounts capitalized	(44)	(47)
Gain (loss) on foreign currency cash flow hedges(a)	(6)	(5)
Total other income (expense), net	2	3
Gain (loss) on foreign currency cash flow hedges(a)(c)	(24)	36

(a)	Reclassified from accumulated OCI into earnings.

(b)	For fair value hedges, changes in the fair value of the derivative contracts are generally equal to changes in the fair value of the underlying debt and have no material impact on income.

(c)
The reclassification from accumulated OCI into other income (expense), net completely offsets currency gains and losses arising from changes in the U.S. currency exchange rates used to record the euro-denominated notes.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

For the three months ended March 31, 2019 and 2018, the pre-tax effects of cash flow and fair value hedge accounting on income for energy-related derivatives and interest rate derivatives were immaterial for the traditional electric operating companies and Southern Company Gas.
As of March 31, 2019 and December 31, 2018, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	As of March 31, 2019	As of December 31, 2018	As of March 31, 2019	As of December 31, 2018
	(in millions)		(in millions)
Southern Company
Securities due within one year	$(499)	$(498)	$1	$2
Long-term debt	(2,065)	(2,052)	28	41

Georgia Power
Securities due within one year	$(499)	$(498)	$1	$2
Long-term debt	—	—	—	—
For the three months ended March 31, 2019 and 2018, the pre-tax effects of energy-related derivatives not designated as hedging instruments on the statements of income of Southern Company and Southern Company Gas were as follows:

		Gain (Loss)
		Three Months Ended March 31,
Derivatives in Non-Designated Hedging Relationships	Statements of Income Location	2019	2018
		(in millions)
Energy-related derivatives:	Natural gas revenues(*)	$33	$(15)
	Cost of natural gas	8	2
Total derivatives in non-designated hedging relationships		$41	$(13)

(*)	Excludes immaterial gains (losses) recorded in natural gas revenues associated with weather derivatives for the three months ended March 31, 2019 and 2018.
For the three months ended March 31, 2019 and 2018, the pre-tax effects of energy-related derivatives and interest rate derivatives not designated as hedging instruments were immaterial for the traditional electric operating companies and Southern Power.
Contingent Features
Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At March 31, 2019, the registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
For the registrants with interest rate derivatives at March 31, 2019, the fair value of interest rate derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, was immaterial. At March 31, 2019, the fair value of energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial for all

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

registrants. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade. Following the sale of Gulf Power to NextEra Energy, Gulf Power is continuing to participate in the Southern Company power pool for a defined transition period that, subject to certain potential adjustments, is scheduled to end on January 1, 2024.
Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivatives executed with the same counterparty.
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Alabama Power and Southern Power may be required to post collateral. At March 31, 2019, cash collateral posted in these accounts was immaterial. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts. At March 31, 2019, cash collateral held on deposit in broker margin accounts was $190 million.
The registrants are exposed to losses related to financial instruments in the event of counterparties' nonperformance. The registrants only enter into agreements and material transactions with counterparties that have investment grade credit ratings by Moody's and S&P or with counterparties who have posted collateral to cover potential credit exposure. The registrants have also established risk management policies and controls to determine and monitor the creditworthiness of counterparties in order to mitigate their exposure to counterparty credit risk. Prior to entering into a physical transaction, Southern Company Gas assigns physical wholesale counterparties an internal credit rating and credit limit based on the counterparties' Moody's, S&P, and Fitch Ratings Inc. ratings, commercially available credit reports, and audited financial statements. Southern Company Gas may require counterparties to pledge additional collateral when deemed necessary.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(K) ACQUISITIONS AND DISPOSITIONS
See Note 15 to the financial statements in Item 8 of the Form 10-K for additional information.
Southern Company
On January 1, 2019, Southern Company completed the sale of all of the capital stock of Gulf Power to 700 Universe, LLC, a wholly-owned subsidiary of NextEra Energy, for an aggregate cash purchase price of approximately $5.8 billion (less $1.3 billion of indebtedness assumed), subject to customary working capital adjustments. The preliminary gain associated with the sale of Gulf Power totaled $2.5 billion pre-tax ($1.3 billion after tax). The assets and liabilities of Gulf Power were classified as assets held for sale and liabilities held for sale on Southern Company's balance sheet as of December 31, 2018.
Management has started the process to sell one of PowerSecure's business units; therefore, the related assets and liabilities have been reclassified as held for sale on Southern Company's balance sheet as of March 31, 2019. The ultimate outcome of this matter cannot be determined at this time; however, any related gain or loss on the potential sale is not expected to have a material effect on Southern Company's financial statements.
See "Assets Held for Sale" herein for additional information.
Southern Power
Construction Projects in Progress
During the three months ended March 31, 2019, Southern Power continued construction of the projects set forth in the table below. Total aggregate construction costs, excluding the acquisition costs, are expected to be between $575 million and $640 million for the Plant Mankato expansion and the Wildhorse Mountain and Reading facilities. At March 31, 2019, total costs of construction incurred for these projects were $347 million and are included in CWIP, except for the Plant Mankato expansion, which is included in assets held for sale in the financial statements. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Expected COD	PPA Contract Period
Mankato expansion(a)	Natural Gas	385	Mankato, MN	May 2019	20 years
Wildhorse Mountain(b)	Wind	100	Pushmataha County, OK	Fourth quarter 2019	20 years
Reading(c)	Wind	200	Osage and Lyon Counties, KS	Second quarter 2020	12 years

(a)
In November 2018, Southern Power entered into an agreement to sell all of its equity interests in Plant Mankato, including this expansion currently under construction. This transaction is subject to FERC and state commission approvals and is expected to close mid-2019. The ultimate outcome of this matter cannot be determined at this time. See "Sales of Natural Gas and Biomass Plants" below.

(b)
In May 2018, Southern Power purchased 100% of the Wildhorse Mountain facility. Southern Power may enter into a tax equity partnership, in which case it would then own 100% of the class B membership interests. The ultimate outcome of this matter cannot be determined at this time.

(c)
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

Development Projects
Southern Power continues to evaluate and refine the deployment of the wind turbine equipment purchased in 2016 and 2017 to potential joint development and construction projects as well as the amount of MW capacity to be constructed. During the three months ended March 31, 2019, approximately $53 million of equipment was marketed for sale and, subsequent to March 31, 2019, was sold. At March 31, 2019, the equipment was classified as held for

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

sale on Southern Company's and Southern Power's balance sheets. See "Assets Held for Sale" herein for additional information.
The ultimate outcome of these matters cannot be determined at this time.
Sales of Natural Gas and Biomass Plants
In November 2018, Southern Power entered into an agreement with Northern States Power to sell all of its equity interests in Plant Mankato (including the 385-MW expansion currently under construction) for an aggregate purchase price of approximately $650 million. The completion of the disposition is subject to the expansion unit reaching commercial operation as well as various other customary conditions to closing, including working capital and timing adjustments. This transaction is subject to FERC and state commission approvals. The assets and liabilities of Plant Mankato are classified as assets held for sale and liabilities held for sale on Southern Company's and Southern Power's balance sheets as of March 31, 2019 and December 31, 2018. See "Assets Held for Sale" herein for additional information.
On April 17, 2019, Southern Power entered into an agreement to sell all of its equity interests in the Nacogdoches biomass-fueled facility to Austin Energy for an aggregate purchase price of $460 million, subject to customary closing conditions and working capital adjustments.
Each of these sales is expected to close in mid-2019; however, the ultimate outcome of these matters cannot be determined at this time.
Assets Subject to Lien
Under the terms of the PPA and the expansion PPA for Plant Mankato, approximately $538 million of assets, primarily related to property, plant, and equipment, are subject to lien at March 31, 2019.
Assets Held for Sale
As discussed above, Southern Company and Southern Power each have assets and liabilities held for sale on their balance sheets at March 31, 2019 and December 31, 2018. Assets and liabilities held for sale have been classified separately on each company's balance sheet at the lower of carrying value or fair value less costs to sell at the time the criteria for held-for-sale classification were met. For assets and liabilities held for sale recorded at fair value on a nonrecurring basis, the fair value of assets held for sale is based primarily on unobservable inputs (Level 3), which includes the agreed upon sales prices in executed sales agreements.
Upon classification as held for sale in November 2018 for Plant Mankato, Southern Power ceased recognizing depreciation and amortization on the long-lived assets to be sold.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The following table provides Southern Company's and Southern Power's major classes of assets and liabilities classified as held for sale at March 31, 2019 and December 31, 2018:

	Southern Company	Southern Power
	(in millions)
At March 31, 2019
Assets Held for Sale:
Current assets	$55	$11
Total property, plant, and equipment	637	604
Goodwill and other intangible assets	82	40
Other non-current assets	44	—
Total Assets Held for Sale	$818	$655

Liabilities Held for Sale:
Current liabilities	$38	$9
Other non-current liabilities	39	—
Total Liabilities Held for Sale	$77	$9

At December 31, 2018
Assets Held for Sale:
Current assets	$393	$8
Total property, plant, and equipment	4,583	536
Goodwill and other intangible assets	40	40
Other non-current assets	727	—
Total Assets Held for Sale	$5,743	$584

Liabilities Held for Sale:
Current liabilities	$425	$15
Long-term debt	1,286	—
Accumulated deferred income taxes	618	—
Other non-current liabilities	932	—
Total Liabilities Held for Sale	$3,261	$15
Southern Company and Southern Power each concluded that the sale of their assets, both individually and combined, did not represent a strategic shift in operations that has, or is expected to have, a major effect on its operations and financial results; therefore, none of the assets related to the sales have been classified as discontinued operations for any of the periods presented.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Gulf Power and Southern Power's equity interests in Plant Oleander and Plant Stanton Unit A (together, the Florida Plants) represented individually significant components of Southern Company and Southern Power, respectively; therefore, pre-tax profit for these components for the three months ended March 31, 2018 is presented below:

For the Three Months Ended March 31, 2018
(in millions)
Earnings before income taxes:
Gulf Power	$55
Southern Power's Florida Plants	$8
(L) LEASES
On January 1, 2019, the registrants adopted the provisions of FASB ASC Topic 842 (as amended), Leases (ASC 842), which require lessees to recognize leases with a term of greater than 12 months on the balance sheet as lease obligations, representing the discounted future fixed payments due, along with right-of-use (ROU) assets that will be amortized over the term of each lease.
The registrants elected the transition methodology provided by ASC 842, whereby the applicable requirements are applied on a prospective basis as of the adoption date of January 1, 2019, without restating prior periods. The registrants also elected the package of practical expedients provided by ASC 842 that allows prior determinations of whether existing contracts are, or contain, leases and the classification of existing leases to continue without reassessment. Additionally, the registrants applied the use-of-hindsight practical expedient in determining lease terms as of the date of adoption and elected the practical expedient that allows existing land easements not previously accounted for as leases not to be reassessed.
Lessee
As lessee, the registrants lease certain electric generating units (including renewable energy facilities), real estate/land, communication towers, railcars, and other equipment and vehicles. The major categories of lease obligations are as follows:

	As of March 31, 2019
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Electric generating units	$1,094	$159	$1,606	$—	$—	$—
Real estate/land	803	3	63	2	393	83
Communication towers	131	1	3	—	—	—
Railcars	55	25	26	3	—	—
Other	153	10	16	3	—	1
Total	$2,236	$198	$1,714	$8	$393	$84
Real estate/land leases primarily consist of commercial real estate leases at Southern Company, Georgia Power, and Southern Company Gas and various land leases primarily associated with renewable energy facilities at Southern Power. The commercial real estate leases have remaining terms of up to 25 years while the land leases have remaining terms of up to 48 years, including renewal periods.
Communication towers are leased for the installation of equipment to provide cellular phone service to customers and to support the automated meter infrastructure programs at the traditional electric operating companies. Communication tower leases have terms of up to 10 years with options to renew for periods up to 20 years.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

While renewal options exist in many of the leases, other than for land leases associated with renewable energy facilities, the expected term used in calculating the lease obligation generally reflects only the noncancelable period of the lease as it is not considered reasonably certain that the lease will be extended. The expected term of land leases associated with renewable energy facilities includes renewal periods reasonably certain of exercise resulting in an expected lease term at least equal to the expected life of the renewable energy facilities.
Contracts that Contain a Lease
While not specifically structured as a lease, some of the PPAs at Alabama Power and Georgia Power are deemed to represent a lease of the underlying electric generating units when the terms of the PPA convey the right to control the use of the underlying assets. Amounts recorded for leases of electric generating units are generally based on the amount of scheduled capacity payments due over the remaining term of the affiliate PPA, which varies between four and 18 years. Georgia Power has several PPAs with Southern Power that Georgia Power accounts for as leases with a lease obligation of approximately $670 million at March 31, 2019. The amount paid for energy under these affiliate PPAs reflects a price that would be paid in an arm's-length transaction as those amounts have been reviewed and approved by the Georgia PSC.
Short-term Leases
Leases with an initial term of 12 months or less are not recorded on the balance sheet; the registrants generally recognize lease expense for these leases on a straight-line basis over the lease term.
Residual Value Guarantees
Residual value guarantees exist primarily in railcar leases at Alabama Power and Georgia Power and the amounts probable of being paid under those guarantees are included in the lease payments. All such amounts are immaterial as of March 31, 2019.
Lease and Nonlease Components
For all asset categories, with the exception of electric generating units, gas pipelines, and real estate leases, the registrants combine lease payments and any nonlease components, such as asset maintenance, for purposes of calculating the lease obligation and the right-of-use asset.
Balance sheet amounts recorded for operating and finance leases are as follows:

	As of March 31, 2019
	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Operating Leases
Operating lease ROU assets, net	$1,926	$160	$1,519	$8	$372	$86

Operating lease obligations - current	$239	$47	$139	$3	$22	$13
Operating lease obligations - non current	1,752	147	1,404	5	371	71
Total operating lease obligations	$1,991	$194	$1,543	$8	$393	$84

Finance Leases
Finance lease ROU assets, net	$242	$4	$145	$—	$—	$—

Finance lease obligations - current	$38	$1	$10	$—	$—	$—
Finance lease obligations - noncurrent	207	3	161	—	—	—
Total finance lease obligations	$245	$4	$171	$—	$—	$—

(*)	Includes operating lease ROU assets, net and operating lease obligations classified as held for sale.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Lease costs for the three months ended March 31, 2019, which includes both amounts recognized as operations and maintenance expense and amounts capitalized as part of the cost of another asset, are as follows:

	For the Three Months Ended March 31, 2019
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Lease cost
Operating lease cost	$69	$7	$49	$1	$7	$4
Finance lease cost:
Amortization of ROU assets	7	—	4	—	—	—
Interest on lease obligations	3	—	4	—	—	—
Total finance lease cost	10	—	8	—	—	—
Short-term lease costs	14	5	3	—	—	—
Variable lease cost	19	—	16	—	1	—
Sublease income	—	—	—	—	—	—
Total lease cost	$112	$12	$76	$1	$8	$4
Georgia Power has variable lease payments that are based on the amount of energy produced by certain renewable generating facilities subject to PPAs.
Other information with respect to cash and noncash activities related to leases, as well as weighted-average lease terms and discount rates, is as follows:

	For the Three Months Ended March 31, 2019
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Other information
Cash paid for amounts included in the measurements of lease obligations:
Operating cash flows from operating leases	$74	$13	$32	$1	$7	$4
Operating cash flows from finance leases	6	—	13	—	—	—
Financing cash flows from finance leases	8	—	2	—	—	—
ROU assets obtained in exchange for new operating lease obligations	15	2	4	—	—	—
ROU assets obtained in exchange for new finance lease obligations	29	—	28	—	—	—

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	As of March 31, 2019
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Weighted-average remaining lease term in years:
Operating leases	13.5	3.8	10.1	6.8	33.7	9.0
Finance leases	18.5	14.8	11.3	—	—	—
Weighted-average discount rate:
Operating leases	4.49%	3.33%	4.42%	4.03%	5.68%	3.70%
Finance leases	5.00%	3.75%	10.68%	—%	—%	—%
Maturities of lease liabilities are as follows:

	As of March 31, 2019
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Maturity Analysis
Operating leases:
2019 (remaining)	$253	$46	$182	$2	$17	$12
2020	291	53	202	2	22	16
2021	274	52	197	1	23	16
2022	263	52	195	1	23	12
2023	198	3	196	1	24	10
Thereafter	1,637	1	984	2	848	36
Total	2,916	207	1,956	9	957	102
Less: Present value discount	925	13	413	1	564	18
Operating lease obligations	$1,991	$194	$1,543	$8	$393	$84
Finance leases:
2019 (remaining)	$24	$1	$22	$—	$—	$—
2020	32	1	28	—	—	—
2021	26	1	25	—	—	—
2022	22	1	25	—	—	—
2023	18	1	25	—	—	—
Thereafter	273	—	165	—	—	—
Total	395	5	290	—	—	—
Less: Present value discount	150	1	119	—	—	—
Finance lease obligations	$245	$4	$171	$—	$—	$—
Payments made under PPAs at Georgia Power for energy generated from certain renewable energy facilities accounted for as operating and finance leases are considered variable lease costs and are therefore not reflected in the above maturity analysis. As of March 31, 2019, Southern Company and Southern Power have additional operating leases, primarily for land, that have not yet commenced. These operating leases are expected to commence during the remainder of 2019 through 2021, with lease terms of up to 30 years, and have estimated total obligations of $77 million.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

For additional information on each registrant's operating lease obligations at December 31, 2018, see Note 9 to the financial statements in Item 8 of the Form 10-K.
Lessor
With the exception of Southern Company Gas, the registrants are each considered lessors in various arrangements that have been determined to contain a lease due to the customer's ability to control the use of the underlying asset owned by the applicable registrant. For the traditional electric operating companies, these arrangements consist of outdoor lighting contracts accounted for as operating leases with initial terms of up to five years, after which the contracts renew on a month-to-month basis at the customer's option. For Mississippi Power, these arrangements also include tolling arrangements related to electric generating units accounted for as sales-type leases with terms of up to 20 years. For Southern Power, these arrangements consist of PPAs related to electric generating units, including renewable energy facilities, accounted for as operating leases with terms of up to 28 years. For Southern Company, these arrangements also include PPAs related to fuel cells accounted for as operating leases with terms of up to 15 years. Southern Company Gas is the lessor in operating leases related to gas pipelines with remaining terms of up to 24 years.
Lease income for the three months ended March 31, 2019 is as follows:

	For the Three Months Ended March 31, 2019
	Southern Company	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Lease income - interest income on sales-type leases	$2	$—	$2	$—	$—
Lease income - operating leases	71	19	—	41	9
Variable lease income	66	—	—	72	—
Total lease income	$139	$19	$2	$113	$9
No profit or loss was recognized by Mississippi Power upon commencement of a sales-type lease during the first quarter 2019.
Lease income for Southern Power is included in wholesale revenues. Lease payments received under tolling arrangements and PPAs consist of either scheduled payments or variable payments based on the amount of energy produced by the underlying electric generating units. Scheduled payments to be received under outdoor lighting contracts, tolling arrangements, and PPAs accounted for as leases are presented in the following maturity analyses.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The undiscounted cash flows to be received under tolling arrangements accounted for as sales-type leases are as follows:

	As of March 31, 2019
	Southern Company	Mississippi Power
	(in millions)
2019 (remaining)	$11	$11
2020	14	14
2021	14	14
2022	13	13
2023	12	12
Thereafter	135	135
Total undiscounted cash flows	$199	$199
Lease receivable	108	108
Difference between undiscounted cash flows and discounted cash flows	$91	$91
The undiscounted cash flows to be received under operating leases and contracts accounted for as operating leases (adjusted for intercompany eliminations) are as follows:

	As of March 31, 2019
	Southern Company	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
2019 (remaining)	$163	$20	$123	$26
2020	188	26	128	34
2021	183	18	131	34
2022	174	8	134	34
2023	171	2	137	34
Thereafter	1,809	—	1,017	498
Total	$2,688	$74	$1,670	$660
Southern Power receives payments for renewable energy under PPAs accounted for as operating leases that are considered contingent rents and are therefore not reflected in the table above. Southern Power allocates revenue to the nonlease components of PPAs based on the stand-alone selling price of capacity and energy. The undiscounted cash flows to be received under outdoor lighting contracts accounted for as operating leases at Alabama Power and Mississippi Power are immaterial.
(M) SEGMENT AND RELATED INFORMATION
Southern Company
The primary businesses of the Southern Company system are electricity sales by the traditional electric operating companies and Southern Power and the distribution of natural gas by Southern Company Gas. The traditional electric operating companies – Alabama Power, Georgia Power, and Mississippi Power – are vertically integrated utilities providing electric service in three Southeastern states. Southern Power develops, constructs, acquires, owns, and manages power generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. Southern Company Gas distributes natural gas through its natural gas distribution utilities and is involved in several other complementary businesses including gas pipeline investments, wholesale gas services, and gas marketing services.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Revenues from sales by Southern Power to the traditional electric operating companies were $87 million for the three months ended March 31, 2019 and $83 million for the three months ended March 31, 2018. Revenues from sales of natural gas from Southern Company Gas to the traditional electric operating companies were immaterial for each of the three months ended March 31, 2019 and 2018. Revenues from sales of natural gas from Southern Company Gas to Southern Power were $17 million for the three months ended March 31, 2019 and $36 million for the three months ended March 31, 2018. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing energy technologies and services to electric utilities and large industrial, commercial, institutional, and municipal customers, as well as investments in telecommunications and leveraged lease projects. All other inter-segment revenues are not material.
Financial data for business segments and products and services for the three months ended March 31, 2019 and 2018 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2019:
Operating revenues	$3,445	$443	$(93)	$3,795	$1,474	$182	$(39)	$5,412
Segment net income (loss)(a)(b)(c)	565	56	—	621	270	1,195	(2)	2,084
At March 31, 2019:
Goodwill	$—	$2	$—	$2	$5,015	$268	$(1)	$5,284
Total assets	76,798	15,104	(779)	91,123	20,952	3,391	(1,370)	114,096
Three Months Ended March 31, 2018:
Operating revenues	$3,979	$509	$(106)	$4,382	$1,639	$401	$(50)	$6,372
Segment net income (loss)(a)(b)(d)	612	121	—	733	279	(74)	—	938
At December 31, 2018:
Goodwill	$—	$2	$—	$2	$5,015	$298	$—	$5,315
Total assets	79,382	14,883	(306)	93,959	21,448	3,285	(1,778)	116,914

(a)	Attributable to Southern Company.

(b)
Segment net income (loss) for the traditional electric operating companies includes pre-tax charges for estimated losses on plants under construction of $2 million ($1 million after tax) and $44 million ($33 million after tax) for the three months ended March 31, 2019 and 2018, respectively. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) under "Mississippi Power – Kemper County Energy Facility" for additional information.

(c)
Segment net income (loss) for the "All Other" column includes the preliminary pre-tax gain associated with the sale of Gulf Power of $2.5 billion ($1.3 billion after tax) for the three months ended March 31, 2019. See Note (K) under "Southern Company" for additional information.

(d)
Segment net income (loss) for Southern Company Gas includes a goodwill impairment charge of $42 million for the three months ended March 31, 2018 related to the sale of Pivotal Home Solutions. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Company Gas" for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Products and Services

	Electric Utilities' Revenues
	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended March 31, 2019	$3,084	$499	$212	$3,795
Three Months Ended March 31, 2018	3,568	623	191	4,382

	Southern Company Gas' Revenues
	Gas Distribution Operations(a)	Gas Marketing Services(b)	Other	Total
	(in millions)
Three Months Ended March 31, 2019	$1,161	$229	$84	$1,474
Three Months Ended March 31, 2018	1,200	271	168	1,639

(a)	Operating revenues for the three gas distribution operations dispositions were $167 million for the three months ended March 31, 2018.

(b)	Operating revenues for Pivotal Home Solutions were $32 million for the three months ended March 31, 2018.
Southern Company Gas
Southern Company Gas manages its business through four reportable segments – gas distribution operations, gas pipeline investments, wholesale gas services, and gas marketing services. The non-reportable segments are combined and presented as all other.
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
Gas marketing services provides natural gas marketing to end-use customers primarily in Georgia and Illinois through SouthStar Energy Services, LLC.
The all other column includes segments below the quantitative threshold for separate disclosure, including the storage and fuels operations, and the other subsidiaries that fall below the quantitative threshold for separate disclosure.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Business segment financial data for the three months ended March 31, 2019 and 2018 was as follows:

	Gas Distribution Operations(a)	Gas Pipeline Investments	Wholesale Gas Services(b)	Gas Marketing Services(c)(d)	Total	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2019:
Operating revenues	$1,172	$8	$86	$229	$1,495	$11	$(32)	$1,474
Segment net income (loss)	133	32	47	61	273	(3)	—	270
Total assets at March 31, 2019:	17,379	1,781	821	1,611	21,592	10,900	(11,540)	20,952
Three Months Ended March 31, 2018:
Operating revenues	$1,212	$8	$166	$271	$1,657	$15	$(33)	$1,639
Segment net income (loss)	149	27	104	13	293	(14)	—	279
Total assets at December 31, 2018:	17,266	1,763	1,302	1,587	21,918	11,112	(11,582)	$21,448

(a)
Operating revenues for the three gas distribution operations dispositions were $167 million for the three months ended March 31, 2018. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Company Gas" for additional information.

(b)
The revenues for wholesale gas services are netted with costs associated with its energy and risk management activities. A reconciliation of operating revenues and intercompany revenues is shown in the following table.

	Third Party Gross Revenues	Intercompany Revenues	Total Gross Revenues	Less Gross Gas Costs	Operating Revenues
	(in millions)
Three Months Ended March 31, 2019	$1,926	$88	$2,014	$1,928	$86
Three Months Ended March 31, 2018	1,938	167	2,105	1,939	166

(c)
Operating revenues for the gas marketing services disposition were $32 million for the three months ended March 31, 2018. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Company Gas" for additional information.

(d)
Segment net income (loss) for gas marketing services includes a goodwill impairment charge of $42 million for the three months ended March 31, 2018 related to the sale of Pivotal Home Solutions. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Company Gas" for additional information.

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

(4) Instruments Describing Rights of Security Holders, Including Indentures

Georgia Power

		(c)1	-	Amended and Restated Loan Guarantee Agreement, dated as of March 22, 2019, between Georgia Power and the DOE. (Designated in Form 8-K dated March 22, 2019, File No. 1-6468, as Exhibit 4.1.)

		(c)2	-	Note Purchase Agreement, dated as of March 22, 2019, between Georgia Power, the DOE, and the FFB. (Designated in Form 8-K dated March 22, 2019, File No. 1-6468, as Exhibit 4.2.)

		(c)3	-	Promissory Note of Georgia Power, dated as of March 22, 2019. (Designated in Form 8-K dated March 22, 2019, File No. 1-6468, as Exhibit 4.3.)

		(c)4	-
Amended and Restated Deed to Secure Debt, Security Agreement and Fixture Filing, dated as of March 22, 2019, by Georgia Power to PNC Bank, National Association, doing business as Midland Loan Services, Inc., a division of PNC Bank, National Association. (Designated in Form 8-K dated March 22, 2019, File No. 1-6468, as Exhibit 4.4.)

		(c)5	-
Amended and Restated Owners Consent to Assignment and Direct Agreement and Amendment to Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement, dated as of March 22, 2019, among Georgia Power, the other Vogtle Owners, the DOE, and PNC Bank, National Association, doing business as Midland Loan Services, Inc., a division of PNC Bank, National Association. (Designated in Form 8-K dated March 22, 2019, File No. 1-6468, as Exhibit 4.5.)

(10) Material Contracts

Southern Company

#	*	(a)1	-	Performance Stock Units Agreement, dated May 23, 2018, between Southern Company and Stephen E. Kuczynski.

#	*	(a)2	-	Retention and Restricted Stock Unit Agreement, dated May 23, 2018, between Southern Company and Stephen E. Kuczynski.

#	*	(a)3	-	Form of Terms for 2018 Named Executive Officer Equity Awards granted under the Southern Company 2011 Omnibus Incentive Compensation Plan.

Alabama Power

#		(b)1	-	Form of Terms for 2018 Named Executive Officer Equity Awards granted under the Southern Company 2011 Omnibus Incentive Compensation Plan. See Exhibit 10(a)3 herein.

(24) Power of Attorney and Resolutions

Southern Company

		(a)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2018, File No. 1-3526 as Exhibit 24(a)1.)

Alabama Power

		(b)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2018, File No. 1-3164 as Exhibit 24(b).)

Georgia Power

		(c)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2018, File No. 1-6468 as Exhibit 24(c).)

Mississippi Power

		(d)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2018, File No. 001-11229 as Exhibit 24(d).)

Southern Power

		(e)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2018, File No. 001-37803 as Exhibit 24(e)1.)

Southern Company Gas

		(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2018, File No. 1-14174 as Exhibit 24(f)1.)

		(f)2	-	Power of Attorney of Daniel S. Tucker. (Designated in the Form 10-K for the year ended December 31, 2018, File No. 1-14174 as Exhibit 24(f)2.)

(31) Section 302 Certifications

Southern Company

	*	(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	*	(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

	*	(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	*	(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(d)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)1	-	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(e)2	-	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)1	-	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(f)2	-	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

*	(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)	-	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)	-	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101) Interactive Data Files

*	INS	-	XBRL Instance Document
*	SCH	-	XBRL Taxonomy Extension Schema Document
*	CAL	-	XBRL Taxonomy Calculation Linkbase Document
*	DEF	-	XBRL Definition Linkbase Document
*	LAB	-	XBRL Taxonomy Label Linkbase Document
*	PRE	-	XBRL Taxonomy Presentation Linkbase Document

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
Date: April 30, 2019

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
Date: April 30, 2019

GEORGIA POWER COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof included in such company's report.

GEORGIA POWER COMPANY

By	W. Paul Bowers
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

By	David P. Poroch
Executive Vice President, Chief Financial Officer, Treasurer, and Comptroller
(Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: April 30, 2019

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
Date: April 30, 2019

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
Date: April 30, 2019

SOUTHERN COMPANY GAS
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof included in such company's report.

SOUTHERN COMPANY GAS

By	Kimberly S. Greene
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

By	Daniel S. Tucker
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: April 30, 2019