Form 10-Q
period 2019-09-30
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; MISSISSIPPI POWER CO; SOUTHERN Co GAS; SOUTHERN POWER CO
filed 2019-10-30
CIK 92122, 3153, 41091, 66904, 1004155, 1160661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
(A Georgia Corporation)
Ten Peachtree Place, N.E.
Atlanta, Georgia 30309
(404) 584-4000

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
The Southern Company	Common Stock, par value $5 per share	SO	New York Stock Exchange
(NYSE)
The Southern Company	Series 2015A 6.25% Junior Subordinated Notes due 2075	SOJA	NYSE
The Southern Company	Series 2016A 5.25% Junior Subordinated Notes due 2076	SOJB	NYSE
The Southern Company	Series 2017B 5.25% Junior Subordinated Notes due 2077	SOJC	NYSE
The Southern Company	2019 Series A Corporate Units	SOLN	NYSE
Alabama Power Company	5.00% Series Class A Preferred Stock	ALP PR Q	NYSE
Georgia Power Company	Series 2017A 5.00% Junior Subordinated Notes due 2077	GPJA	NYSE
Southern Power Company	Series 2016A 1.000% Senior Notes due 2022	SO/22B	NYSE
Southern Power Company	Series 2016B 1.850% Senior Notes due 2026	SO/26A	NYSE
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

Registrant	Description of Common Stock	Shares Outstanding at September 30, 2019
The Southern Company	Par Value $5 Per Share	1,048,733,989
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
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

ARO	Asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a joint venture to construct and operate a natural gas pipeline in which Southern Company Gas has a 5% ownership interest
Bechtel	Bechtel Power Corporation, the primary contractor for the remaining construction activities for Plant Vogtle Units 3 and 4
Bechtel Agreement	The October 23, 2017 construction completion agreement between the Vogtle Owners and Bechtel
CCN	Certificate of convenience and necessity
CCR	Coal combustion residuals
CCR Rule	Disposal of Coal Combustion Residuals from Electric Utilities final rule published by the EPA in 2015
Chattanooga Gas	Chattanooga Gas Company, a wholly-owned subsidiary of Southern Company Gas
CO2	Carbon dioxide
COD	Commercial operation date
Contractor Settlement Agreement	The December 31, 2015 agreement between Westinghouse and the Vogtle Owners resolving disputes between the Vogtle Owners and the EPC Contractor under the Vogtle 3 and 4 Agreement
Cooperative Energy	Electric cooperative in Mississippi
CPP
Clean Power Plan, the final action published by the EPA in 2015 that established guidelines for states to develop plans to meet EPA-mandated CO2 emission rates or emission reduction goals for existing electric generating units

Customer Refunds	Refunds issued to Georgia Power customers in 2018 as ordered by the Georgia PSC related to the Guarantee Settlement Agreement
CWIP	Construction work in progress
Dalton	City of Dalton, Georgia, an incorporated municipality in the State of Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
Dalton Pipeline	A pipeline facility in Georgia in which Southern Company Gas has a 50% undivided ownership interest
DOE	U.S. Department of Energy
DSGP	Diamond State Generation Partners
ECO Plan	Mississippi Power's environmental compliance overview plan
Eligible Project Costs	Certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the loan guarantee program established under Title XVII of the Energy Policy Act of 2005
EPA	U.S. Environmental Protection Agency
EPC Contractor	Westinghouse and its affiliate, WECTEC Global Project Services Inc.; the former engineering, procurement, and construction contractor for Plant Vogtle Units 3 and 4
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission

DEFINITIONS
(continued)

Term	Meaning
FFB	Federal Financing Bank
Fitch	Fitch Ratings, Inc.
Form 10-K	Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas for the year ended December 31, 2018, as applicable
GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
GHG	Greenhouse gas
Guarantee Settlement Agreement	The June 9, 2017 settlement agreement between the Vogtle Owners and Toshiba related to certain payment obligations of the EPC Contractor guaranteed by Toshiba
Gulf Power	Gulf Power Company, until January 1, 2019, a subsidiary of Southern Company
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November through March when Southern Company Gas' natural gas usage and operating revenues are generally higher
HLBV	Hypothetical liquidation at book value
IGCC	Integrated coal gasification combined cycle, the technology originally approved for Mississippi Power's Kemper County energy facility (Plant Ratcliffe)
IIC	Intercompany Interchange Contract
Illinois Commission	Illinois Commerce Commission
IRP	Integrated resource plan
ITAAC	Inspections, Tests, Analyses, and Acceptance Criteria, standards established by the NRC
ITC	Investment tax credit
JEA	Jacksonville Electric Authority
KWH	Kilowatt-hour
LIFO	Last-in, first-out
LOCOM	Lower of weighted average cost or current market price
LTSA	Long-term service agreement
MEAG	Municipal Electric Authority of Georgia
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MRA	Municipal and Rural Associations
MW	Megawatt
natural gas distribution utilities
Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, Elizabethtown Gas, Florida City Gas, Chattanooga Gas, and Elkton Gas as of June 30, 2018) (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas as of July 29, 2018)

NCCR	Georgia Power's Nuclear Construction Cost Recovery
NextEra Energy	NextEra Energy, Inc.
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange, Inc.
OATT	Open access transmission tariff
OCI	Other comprehensive income
PennEast Pipeline	PennEast Pipeline Company, LLC, a joint venture to construct and operate a natural gas pipeline in which Southern Company Gas has a 20% ownership interest

DEFINITIONS
(continued)

Term	Meaning
PEP	Mississippi Power's Performance Evaluation Plan
Pivotal Home Solutions	Nicor Energy Services Company, until June 4, 2018 a wholly-owned subsidiary of Southern Company Gas, doing business as Pivotal Home Solutions
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

PPA	Power purchase agreements, as well as, for Southern Power, contracts for differences that provide the owner of a renewable facility a certain fixed price for the electricity sold to the grid
PSC	Public Service Commission
PTC	Production tax credit
Rate CNP	Alabama Power's Rate Certificated New Plant, consisting of Rate CNP New Plant, Rate CNP Compliance, and Rate CNP PPA
Rate ECR	Alabama Power's Rate Energy Cost Recovery
Rate NDR	Alabama Power's Rate Natural Disaster Reserve
Rate RSE	Alabama Power's Rate Stabilization and Equalization
registrants	Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power Company, and Southern Company Gas
revenue from contracts with customers	Revenue from contracts accounted for under the guidance of ASC 606, Revenue from Contracts with Customers
ROE	Return on equity
S&P	S&P Global Ratings, a division of S&P Global Inc.
SCS	Southern Company Services, Inc. (the Southern Company system service company)
SEC	U.S. Securities and Exchange Commission
SNG	Southern Natural Gas Company, L.L.C.
Southern Company	The Southern Company
Southern Company Gas	Southern Company Gas and its subsidiaries
Southern Company Gas Capital	Southern Company Gas Capital Corporation, a 100%-owned subsidiary of Southern Company Gas
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

Southern Nuclear	Southern Nuclear Operating Company, Inc.
Southern Power	Southern Power Company and its subsidiaries
SP Solar	SP Solar Holdings I, LP
SP Wind	SP Wind Holdings II, LLC
Tax Reform Legislation	The Tax Cuts and Jobs Act, which became effective on January 1, 2018
Toshiba	Toshiba Corporation, the parent company of Westinghouse
traditional electric operating companies	Alabama Power, Georgia Power, Gulf Power, and Mississippi Power through December 31, 2018; Alabama Power, Georgia Power, and Mississippi Power as of January 1, 2019
Triton	Triton Container Investments, LLC
VCM	Vogtle Construction Monitoring
VIE	Variable interest entity

DEFINITIONS
(continued)

Term	Meaning
Virginia Commission	Virginia State Corporation Commission
Virginia Natural Gas	Virginia Natural Gas, Inc., a wholly-owned subsidiary of Southern Company Gas
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

WACOG	Weighted average cost of gas
Westinghouse	Westinghouse Electric Company LLC
Xcel	Xcel Energy Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning regulated rates, the strategic goals for the business, customer and sales growth, economic conditions, fuel and environmental cost recovery and other rate actions, projected equity ratios, current and proposed environmental regulations and related compliance plans and estimated expenditures, pending or potential litigation matters, access to sources of capital, financing activities, completion dates of construction projects, matters related to the abandonment of the Kemper IGCC, completion of announced acquisitions and dispositions, filings with state and federal regulatory authorities, and estimated construction plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

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

•
the ability to control costs and avoid cost and schedule overruns during the development, construction, and operation of facilities or other projects, including Plant Vogtle Units 3 and 4, which includes components based on new technology that only recently began initial operation in the global nuclear industry at this scale, and including changes in labor costs, availability, and productivity; challenges with management of contractors, subcontractors, or vendors; adverse weather conditions; shortages, delays, increased costs, or inconsistent quality of equipment, materials, and labor; contractor or supplier delay; delays due to judicial or regulatory action; nonperformance under construction, operating, or other agreements; operational readiness, including specialized operator training and required site safety programs; engineering or design problems; design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the ITAAC documentation for each unit and the related reviews and approvals by the NRC necessary to support NRC authorization to load fuel; challenges with start-up activities, including major equipment failure, system integration, or regional transmission upgrades; and/or operational performance;

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
(continued)

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

THE SOUTHERN COMPANY
AND SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Operating Revenues:
Retail electric revenues	$4,512	$4,605	$11,136	$11,913
Wholesale electric revenues	625	698	1,667	1,937
Other electric revenues	163	165	492	495
Natural gas revenues (includes alternative revenue programs of $-, $5, $-, and $(23), respectively)	498	492	2,661	2,806
Other revenues	197	199	549	1,007
Total operating revenues	5,995	6,159	16,505	18,158
Operating Expenses:
Fuel	1,072	1,310	2,836	3,514
Purchased power	254	257	625	760
Cost of natural gas	79	104	956	1,053
Cost of other sales	114	120	316	688
Other operations and maintenance	1,292	1,404	3,888	4,217
Depreciation and amortization	760	787	2,267	2,338
Taxes other than income taxes	303	319	931	990
Estimated loss on plants under construction	4	1	10	1,105
Impairment charges	110	36	142	197
(Gain) loss on dispositions, net	(6)	(353)	(2,512)	(317)
Total operating expenses	3,982	3,985	9,459	14,545
Operating Income	2,013	2,174	7,046	3,613
Other Income and (Expense):
Allowance for equity funds used during construction	33	36	96	99
Earnings from equity method investments	39	36	120	108
Interest expense, net of amounts capitalized	(434)	(458)	(1,294)	(1,386)
Other income (expense), net	61	57	239	195
Total other income and (expense)	(301)	(329)	(839)	(984)
Earnings Before Income Taxes	1,712	1,845	6,207	2,629
Income taxes	367	623	1,872	598
Consolidated Net Income	1,345	1,222	4,335	2,031
Dividends on preferred stock of subsidiaries	4	4	11	12
Net income attributable to noncontrolling interests	25	54	26	71
Consolidated Net Income Attributable to Southern Company	$1,316	$1,164	$4,298	$1,948
Common Stock Data:
Earnings per share -
Basic	$1.26	$1.14	$4.12	$1.92
Diluted	$1.25	$1.13	$4.09	$1.91
Average number of shares of common stock outstanding (in millions)
Basic	1,048	1,023	1,043	1,016
Diluted	1,057	1,029	1,051	1,021
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Consolidated Net Income	$1,345	$1,222	$4,335	$2,031
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(33), $(4), $(54), and $(6), respectively	(92)	(11)	(152)	(19)
Reclassification adjustment for amounts included in net income, net of tax of $17, $5, $25, and $21, respectively	50	14	74	60
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $-, $3, $-, and $4, respectively	1	8	2	11
Total other comprehensive income (loss)	(41)	11	(76)	52
Comprehensive Income	1,304	1,233	4,259	2,083
Dividends on preferred stock of subsidiaries	4	4	11	12
Comprehensive income attributable to noncontrolling interests	25	54	26	71
Consolidated Comprehensive Income Attributable to Southern Company	$1,275	$1,175	$4,222	$2,000
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018
	(in millions)
Operating Activities:
Consolidated net income	$4,335	$2,031
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	2,514	2,647
Deferred income taxes	253	(286)
Utilization of federal investment tax credits	722	—
Allowance for equity funds used during construction	(96)	(99)
Pension, postretirement, and other employee benefits	(114)	(60)
Settlement of asset retirement obligations	(225)	(160)
Stock based compensation expense	87	108
Estimated loss on plants under construction	12	1,081
Impairment charges	142	197
(Gain) loss on dispositions, net	(2,517)	(324)
Other, net	1	(20)
Changes in certain current assets and liabilities —
-Receivables	588	37
-Prepayments	61	14
-Natural gas for sale	49	87
-Other current assets	(110)	(90)
-Accounts payable	(1,155)	(248)
-Accrued taxes	679	839
-Accrued compensation	(191)	(138)
-Other current liabilities	(154)	(32)
Net cash provided from operating activities	4,881	5,584
Investing Activities:
Property additions	(5,417)	(5,793)
Nuclear decommissioning trust fund purchases	(683)	(846)
Nuclear decommissioning trust fund sales	678	840
Proceeds from dispositions and asset sales	5,036	2,773
Cost of removal, net of salvage	(290)	(252)
Change in construction payables, net	(132)	91
Investment in unconsolidated subsidiaries	(141)	(93)
Payments pursuant to LTSAs	(139)	(157)
Other investing activities	15	(63)
Net cash used for investing activities	(1,073)	(3,500)
Financing Activities:
Decrease in notes payable, net	(773)	(1,225)
Proceeds —
Long-term debt	4,737	1,950
Common stock	623	878
Short-term borrowings	250	3,150
Redemptions and repurchases —
Long-term debt	(3,216)	(4,498)
Short-term borrowings	(1,850)	(1,800)
Distributions to noncontrolling interests	(125)	(86)
Capital contributions from noncontrolling interests	11	1,333
Payment of common stock dividends	(1,919)	(1,805)
Other financing activities	(130)	(237)
Net cash used for financing activities	(2,392)	(2,340)
Net Change in Cash, Cash Equivalents, and Restricted Cash	1,416	(256)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,519	2,147
Cash, Cash Equivalents, and Restricted Cash at End of Period	$2,935	$1,891
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $55 and $53 capitalized for 2019 and 2018, respectively)	$1,318	$1,402
Income taxes, net	265	137
Noncash transactions — Accrued property additions at end of period	953	1,125
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2019	At December 31, 2018
	(in millions)
Current Assets:
Cash and cash equivalents	$2,931	$1,396
Receivables —
Customer accounts receivable	1,812	1,726
Energy marketing receivables	336	801
Unbilled revenues	591	654
Under recovered fuel clause revenues	—	115
Other accounts and notes receivable	693	813
Accumulated provision for uncollectible accounts	(47)	(50)
Materials and supplies	1,412	1,465
Fossil fuel for generation	437	405
Natural gas for sale	475	524
Prepaid expenses	279	432
Assets from risk management activities, net of collateral	116	222
Other regulatory assets	657	525
Assets held for sale	17	393
Other current assets	208	162
Total current assets	9,917	9,583
Property, Plant, and Equipment:
In service	103,529	103,706
Less: Accumulated depreciation	30,469	31,038
Plant in service, net of depreciation	73,060	72,668
Nuclear fuel, at amortized cost	849	875
Construction work in progress	7,804	7,254
Total property, plant, and equipment	81,713	80,797
Other Property and Investments:
Goodwill	5,280	5,315
Equity investments in unconsolidated subsidiaries	1,540	1,580
Other intangible assets, net of amortization of $265 and $235 at September 30, 2019 and December 31, 2018, respectively	550	613
Nuclear decommissioning trusts, at fair value	1,965	1,721
Leveraged leases	799	798
Miscellaneous property and investments	394	269
Total other property and investments	10,528	10,296
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,818	—
Deferred charges related to income taxes	796	794
Unamortized loss on reacquired debt	307	323
Regulatory assets – asset retirement obligations	4,436	2,933
Other regulatory assets, deferred	6,289	5,375
Assets held for sale, deferred	631	5,350
Other deferred charges and assets	1,156	1,463
Total deferred charges and other assets	15,433	16,238
Total Assets	$117,591	$116,914
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At September 30, 2019	At December 31, 2018
	(in millions)
Current Liabilities:
Securities due within one year	$3,313	$3,198
Notes payable	542	2,915
Energy marketing trade payables	368	856
Accounts payable	1,898	2,580
Customer deposits	494	522
Accrued taxes —
Accrued income taxes	179	21
Other accrued taxes	689	635
Accrued interest	386	472
Accrued compensation	798	1,030
Asset retirement obligations	433	404
Other regulatory liabilities	318	376
Liabilities held for sale	6	425
Operating lease obligations	229	—
Other current liabilities	881	852
Total current liabilities	10,534	14,286
Long-term Debt	42,098	40,736
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	7,737	6,558
Deferred credits related to income taxes	6,356	6,460
Accumulated deferred ITCs	2,306	2,372
Employee benefit obligations	1,999	2,147
Operating lease obligations, deferred	1,601	—
Asset retirement obligations, deferred	9,527	8,990
Accrued environmental remediation	241	268
Other cost of removal obligations	2,263	2,297
Other regulatory liabilities, deferred	265	169
Liabilities held for sale, deferred	20	2,836
Other deferred credits and liabilities	562	465
Total deferred credits and other liabilities	32,877	32,562
Total Liabilities	85,509	87,584
Redeemable Preferred Stock of Subsidiaries	291	291
Total Stockholders' Equity (See accompanying statements)	31,791	29,039
Total Liabilities and Stockholders' Equity	$117,591	$116,914
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2017	1,009	(1)	$5,038	$10,469	$(36)	$8,885	$(189)	$1,361	$25,528
Consolidated net income attributable to Southern Company	—	—	—	—	—	938	—	—	938
Other comprehensive income	—	—	—	—	—	—	30	—	30
Stock issued	4	—	16	97	—	—	—	—	113
Stock-based compensation	—	—	—	36	—	—	—	—	36
Cash dividends of $0.58 per share	—	—	—	—	—	(586)	—	—	(586)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	9	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(13)	(13)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	(6)	(6)
Other	—	—	—	1	(2)	20	(41)	(2)	(24)
Balance at March 31, 2018	1,013	(1)	5,054	10,603	(38)	9,257	(200)	1,349	26,025
Consolidated net loss attributable to Southern Company	—	—	—	—	—	(154)	—	—	(154)
Other comprehensive income (loss)	—	—	—	—	—	—	12	—	12
Stock issued	2	—	12	97	—	—	—	—	109
Stock-based compensation	—	—	—	12	—	—	—	—	12
Cash dividends of $0.60 per share	—	—	—	—	—	(607)	—	—	(607)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	22	22
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(29)	(29)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	23	23
Sale of noncontrolling interests	—	—	—	(407)	—	—	—	1,690	1,283
Other	—	—	—	(2)	(1)	(2)	—	1	(4)
Balance at June 30, 2018	1,015	(1)	5,066	10,303	(39)	8,494	(188)	3,056	26,692
Consolidated net income attributable to Southern Company	—	—	—	—	—	1,164	—	—	1,164
Other comprehensive income	—	—	—	—	—	—	11	—	11
Stock issued	15	—	74	582	—	—	—	—	656
Stock-based compensation	—	—	—	26	—	—	—	—	26
Cash dividends of $0.60 per share	—	—	—	—	—	(610)	—	—	(610)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	123	123
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(45)	(45)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	54	54
Sale of noncontrolling interests	—	—	—	(4)	—	—	—	—	(4)
Other	—	—	—	(2)	—	—	—	—	(2)
Balance at September 30, 2018	1,030	(1)	$5,140	$10,905	$(39)	$9,048	$(177)	$3,188	$28,065

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2018	1,035	(1)	$5,164	$11,094	$(38)	$8,706	$(203)	$4,316	$29,039
Consolidated net income attributable to Southern Company	—	—	—	—	—	2,084	—	—	2,084
Stock issued	6	—	28	196	—	—	—	—	224
Stock-based compensation	—	—	—	24	—	—	—	—	24
Cash dividends of $0.60 per share	—	—	—	—	—	(623)	—	—	(623)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3	3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(41)	(41)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	(29)	(29)
Other	—	—	—	7	(2)	—	—	1	6
Balance at March 31, 2019	1,041	(1)	5,192	11,321	(40)	10,167	(203)	4,250	30,687
Consolidated net income attributable to Southern Company	—	—	—	—	—	899	—	—	899
Other comprehensive income	—	—	—	—	—	—	(35)	—	(35)
Stock issued	5	—	25	203	—	—	—	—	228
Stock-based compensation	—	—	—	11	—	—	—	—	11
Cash dividends of $0.62 per share	—	—	—	—	—	(646)	—	—	(646)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(47)	(47)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	29	29
Other	—	—	—	5	(1)	—	—	(1)	3
Balance at June 30, 2019	1,046	(1)	5,217	11,540	(41)	10,420	(238)	4,233	31,131
Consolidated net income attributable to Southern Company	—	—	—	—	—	1,316	—	—	1,316
Other comprehensive income (loss)	—	—	—	—	—	—	(41)	—	(41)
Issuance of equity units(*)	—	—	—	(198)	—	—	—	—	(198)
Stock issued	4	—	17	154	—	—	—	—	171
Stock-based compensation	—	—	—	12	—	—	—	—	12
Cash dividends of $0.62 per share	—	—	—	—	—	(649)	—	—	(649)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	63	63
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(43)	(43)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	25	25
Other	—	—	—	4	—	—	—	—	4
Balance at September 30, 2019	1,050	(1)	$5,234	$11,512	$(41)	$11,087	$(279)	$4,278	$31,791

(*)	See Note (F) under "Equity Units" for additional information.
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2019 vs. THIRD QUARTER 2018
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
Georgia Power and Atlanta Gas Light each filed base rate cases with the Georgia PSC in June 2019. Georgia Power's filing, as modified, includes a three-year Alternate Rate Plan with requested rate increases totaling $560 million, $144 million, and $233 million effective January 1, 2020, January 1, 2021, and January 1, 2022, respectively. Atlanta Gas Light's filing, as modified, requests a $93 million increase in annual base rate revenues effective January 1, 2020. These two rate cases are expected to conclude in December 2019. In addition, Mississippi Power is scheduled to file a base rate case with the Mississippi PSC by the end of 2019. The ultimate outcome of these matters cannot be determined at this time. On October 2, 2019, the Illinois Commission approved a $168 million annual base rate increase for Nicor Gas based on a ROE of 9.73% and an equity ratio of 54.2%, which became effective October 8, 2019. See FUTURE EARNINGS POTENTIAL – "Regulatory Matters" herein and Note 2 to the financial statements in Item 8 of the Form 10-K for additional information.
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

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the second quarter 2018, Georgia Power revised its total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4 to $8.4 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and approximately $188 million in related Customer Refunds), with respect to Georgia Power's ownership interest.
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
In March 2019, Georgia Power entered into the Amended and Restated Loan Guarantee Agreement with the DOE, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4, up to approximately $5.130 billion. At September 30, 2019, Georgia Power had a total of $3.46 billion of borrowings outstanding under the related multi-advance credit facilities.
The ultimate outcome of these matters cannot be determined at this time.
See FUTURE EARNINGS POTENTIAL – "Construction Program – Nuclear Construction" and Note (F) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information.
RESULTS OF OPERATIONS
Net Income

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$152	13.1	$2,350	120.6
Consolidated net income attributable to Southern Company was $1.3 billion ($1.26 per share) for the third quarter 2019 compared to $1.2 billion ($1.14 per share) for the corresponding period in 2018. The increase was primarily due to increased retail revenues at Alabama Power primarily due to the impact of customer bill credits issued in 2018 related to the Tax Reform Legislation and at Georgia Power primarily due to higher contributions from commercial and industrial customers with variable demand-driven pricing as well as warmer weather in the third quarter 2019 when compared to the corresponding period in 2018, partially offset by a reduction in customer usage at Alabama Power and Georgia Power. The increase in net income was also partially offset by increased impairment charges primarily related to a third quarter 2019 charge recorded at Southern Company Gas related to a natural gas storage facility.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated net income attributable to Southern Company was $4.3 billion ($4.12 per share) for year-to-date 2019 compared to $1.9 billion ($1.92 per share) for the corresponding period in 2018. The increase was primarily due to the $2.5 billion ($1.3 billion after tax) gain on the sale of Gulf Power in 2019 and a $1.1 billion ($0.8 billion after tax) charge in the second quarter 2018 for an estimated probable loss related to Georgia Power's construction of Plant Vogtle Units 3 and 4. See Note (K) to the Condensed Financial Statements under "Southern Company" herein and Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K for additional information.
Retail Electric Revenues

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(93)	(2.0)	$(777)	(6.5)
In the third quarter 2019, retail electric revenues were $4.5 billion compared to $4.6 billion for the corresponding period in 2018. For year-to-date 2019, retail electric revenues were $11.1 billion compared to $11.9 billion for the corresponding period in 2018.
Details of the changes in retail electric revenues were as follows:

	Third Quarter 2019		Year-to-Date 2019
	(in millions)	(% change)	(in millions)	(% change)
Retail electric – prior year	$4,605		$11,913
Estimated change resulting from –
Rates and pricing	242	5.3%	425	3.6%
Sales decline	(71)	(1.6)	(111)	(0.9)
Weather	125	2.7	68	0.5
Fuel and other cost recovery	(48)	(1.0)	(227)	(1.9)
Gulf Power disposition	(341)	(7.4)	(932)	(7.8)
Retail electric – current year	$4,512	(2.0)%	$11,136	(6.5)%
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2019 when compared to the corresponding periods in 2018 primarily due to the impacts of Alabama Power's customer bill credits issued in 2018 related to the Tax Reform Legislation, additional capital investments recovered through Alabama Power's Rate CNP Compliance, higher contributions from Georgia Power's commercial and industrial customers with variable demand-driven pricing, an increase in Georgia Power's NCCR tariff effective January 1, 2019, and increases in Mississippi Power's PEP and ECO Plan rates that became effective for the first billing cycle of September 2018.
See Note 2 to the financial statements under "Alabama Power," "Georgia Power," and "Mississippi Power" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information.
Revenues attributable to changes in sales decreased in the third quarter and year-to-date 2019 when compared to the corresponding periods in 2018. Weather-adjusted residential KWH sales decreased 1.9% and 0.9% in the third quarter and year-to-date 2019, respectively, when compared to the corresponding periods in 2018 primarily due to decreased customer usage at Alabama Power and Georgia Power primarily resulting from an increase in energy efficient residential appliances and energy saving initiatives, partially offset by customer growth. Weather-adjusted commercial KWH sales decreased 2.1% and 1.7% in the third quarter and year-to-date 2019, respectively, when compared to the corresponding periods in 2018 primarily due to decreased customer usage resulting from an increase in energy saving initiatives. Industrial KWH sales decreased 3.3% and 2.5% in the third quarter and year-to-date 2019, respectively, when compared to the corresponding periods in 2018 as a result of a decrease in demand

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

resulting from changes in production levels primarily in the primary metals, textile, stone, clay, and glass, paper, and chemicals sectors.
Fuel and other cost recovery revenues decreased $48 million and $227 million in the third quarter and year-to-date 2019, respectively, compared to the corresponding periods in 2018. For year-to-date 2019, the decrease was primarily due to lower generation costs at Alabama Power and Georgia Power and lower recoverable fuel costs at Mississippi Power. Electric rates for the traditional electric operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of PPA costs, and do not affect net income. The traditional electric operating companies each have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPA capacity costs.
Wholesale Electric Revenues

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(73)	(10.5)	$(270)	(13.9)
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
In the third quarter 2019, wholesale electric revenues were $625 million compared to $698 million for the corresponding period in 2018. For year-to-date 2019, wholesale electric revenues were $1.7 billion compared to $1.9 billion for the corresponding period in 2018. The third quarter 2019 decrease was related to a $44 million decrease in energy revenues and a $29 million decrease in capacity revenues. The year-to-date 2019 decrease was related to a $204 million decrease in energy revenues and a $66 million decrease in capacity revenues. Excluding decreases of $8 million and $21 million of energy revenues for the third quarter and year-to-date 2019, respectively, related to the sale of Gulf Power, the decreases in energy revenues primarily related to Southern Power and included a decrease in non-PPA revenues due to a decrease in the volume of KWHs sold through short-term sales and a decrease in the market price of energy. These decreases were also due to lower natural gas prices. The decreases in capacity revenues primarily related to the sales of Gulf Power and Southern Power's Plant Oleander and Plant Stanton Unit A in December 2018 and Southern Power's Plant Nacogdoches in June 2019. See Note (K) to the Condensed Financial Statements under "Southern Company" and "Southern Power" herein and Note 15 to the financial statements under "Southern Power – Sales of Natural Gas Plants" in Item 8 of the Form 10-K for additional information.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Natural Gas Revenues

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$6	1.2	$(145)	(5.2)
In the third quarter 2019, natural gas revenues were $498 million compared to $492 million for the corresponding period in 2018. For year-to-date 2019, natural gas revenues were $2.7 billion compared to $2.8 billion for the corresponding period in 2018.
Details of the changes in natural gas revenues were as follows:

	Third Quarter 2019		Year-to-Date 2019
	(in millions)	(% change)	(in millions)	(% change)
Natural gas revenues – prior year	$492		$2,806
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	15	3.0%	57	2.0%
Gas costs and other cost recovery	(14)	(2.8)	35	1.2
Weather	(1)	(0.2)	(1)	—
Wholesale gas services	6	1.2	(10)	(0.4)
Southern Company Gas Dispositions	(8)	(1.6)	(245)	(8.7)
Other	8	1.6	19	0.7
Natural gas revenues – current year	$498	1.2%	$2,661	(5.2)%
Revenues attributable to infrastructure replacement programs and base rate changes at the natural gas distribution utilities increased in the third quarter and year-to-date 2019 compared to the corresponding periods in 2018 primarily due to increases of $11 million and $36 million, respectively, at Nicor Gas and $2 million and $16 million, respectively, at Atlanta Gas Light. These amounts include the natural gas distribution utilities' continued investments recovered through infrastructure replacement programs and base rate increases as well as increases due to the impacts of the Tax Reform Legislation.
Revenues attributable to gas costs and other cost recovery decreased in the third quarter 2019 and increased year-to-date 2019 compared to the corresponding periods in 2018. The decrease in the third quarter 2019 is primarily due to lower natural gas prices and decreased volumes of natural gas sold. The increase for year-to-date 2019 is primarily due to increased natural gas prices in the first quarter 2019, partially offset by decreased volumes of natural gas sold year-to-date 2019. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities.
Revenues attributable to Southern Company Gas' wholesale gas services business increased in the third quarter 2019 and decreased year-to-date 2019 compared to the corresponding periods in 2018. The increase in the third quarter 2019 is primarily due to derivative gains, partially offset by decreased commercial activity. For year-to-date 2019, the decrease is primarily due to decreased commercial activity, partially offset by derivative gains.
Other natural gas revenues increased in the third quarter and year-to-date 2019 compared to the corresponding periods in 2018 primarily due to increases in customers at the natural gas distribution utilities and recovery of prior period hedge losses at gas marketing services.
See Note (B) to the Condensed Financial Statements herein under "Southern Company Gas" and Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Revenues

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(2)	(1.0)	$(458)	(45.5)
For year-to-date 2019, other revenues were $549 million compared to $1.0 billion for the corresponding period in 2018. This decrease was primarily related to PowerSecure's 2018 storm restoration services in Puerto Rico.
Fuel and Purchased Power Expenses

	Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(238)	(18.2)	$(678)	(19.3)
Purchased power	(3)	(1.2)	(135)	(17.8)
Total fuel and purchased power expenses	$(241)		$(813)
In the third quarter 2019, total fuel and purchased power expenses were $1.33 billion compared to $1.57 billion for the corresponding period in 2018. Excluding approximately $148 million associated with the sale of Gulf Power, the decrease was primarily the result of a $158 million decrease in the average cost of fuel and purchased power, partially offset by a $65 million net increase in the aggregate volume of KWHs generated and purchased.
For year-to-date 2019, total fuel and purchased power expenses were $3.5 billion compared to $4.3 billion for the corresponding period in 2018. Excluding approximately $373 million associated with the sale of Gulf Power, the decrease was primarily the result of a $345 million decrease in the average cost of fuel and purchased power and a $95 million net decrease in the aggregate volume of KWHs generated and purchased.
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

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the Southern Company system's generation and purchased power were as follows:

	Third Quarter 2019	Third Quarter 2018(a)	Year-to-Date 2019	Year-to-Date 2018(a)
Total generation (in billions of KWHs)	54	53	143	146
Total purchased power (in billions of KWHs)	6	4	14	11
Sources of generation (percent) —
Gas	54	50	51	48
Coal	24	28	23	27
Nuclear	15	15	16	15
Hydro	1	2	4	3
Other	6	5	6	7
Cost of fuel, generated (in cents per net KWH)—
Gas	2.25	2.62	2.39	2.65
Coal	2.85	2.92	2.93	2.96
Nuclear	0.79	0.81	0.79	0.80
Average cost of fuel, generated (in cents per net KWH)	2.18	2.42	2.24	2.43
Average cost of purchased power (in cents per net KWH)(b)	5.22	6.18	5.11	6.14

(a)	Excludes Gulf Power, which was sold on January 1, 2019.

(b)	Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2019, fuel expense was $1.1 billion compared to $1.3 billion for the corresponding period in 2018. Excluding approximately $96 million related to Gulf Power in 2018, the decrease was primarily due to a 14.1% decrease in the average cost of natural gas per KWH generated, a 9.9% decrease in the volume of KWHs generated by coal, and a 2.4% decrease in the average cost of coal per KWH generated, partially offset by a 6.7% increase in the volume of KWHs generated by natural gas.
For year-to-date 2019, fuel expense was $2.8 billion compared to $3.5 billion for the corresponding period in 2018. Excluding approximately $223 million related to Gulf Power in 2018, the decrease was primarily due to an 18.1% decrease in the volume of KWHs generated by coal, a 9.8% decrease in the average cost of natural gas per KWH generated, and a 1.0% decrease in the average cost of coal per KWH generated, partially offset by a 4.1% increase in the volume of KWHs generated by natural gas.
Purchased Power
In the third quarter 2019, purchased power expense was $254 million compared to $257 million for the corresponding period in 2018. Excluding approximately $53 million associated with Gulf Power, the change was primarily due to a 28.6% increase in the volume of KWHs purchased, partially offset by a 15.5% decrease in the average cost per KWH purchased.
For year-to-date 2019, purchased power expense was $625 million compared to $760 million for the corresponding period in 2018. Excluding approximately $150 million associated with Gulf Power, the change was primarily due to an 8.3% increase in the volume of KWHs purchased, partially offset by a 16.8% decrease in the average cost per KWH purchased.
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
Cost of Natural Gas

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(25)	(24.0)	$(97)	(9.2)
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. Cost of natural gas at the natural gas distribution utilities represented 80% and 85% of total cost of natural gas for the third quarter and year-to-date 2019, respectively.
In the third quarter 2019, cost of natural gas was $79 million compared to $104 million for the corresponding period in 2018. Excluding a $2 million decrease related to the Southern Company Gas Dispositions, cost of natural gas decreased $23 million. This decrease reflects a 23% decrease in natural gas prices and a 3.3% decrease in the volume of natural gas sold at the natural gas distribution utilities in the third quarter 2019 compared to the corresponding period in 2018.
For year-to-date 2019, cost of natural gas was $956 million compared to $1.05 billion for the corresponding period in 2018. Excluding a $106 million decrease related to the Southern Company Gas Dispositions, cost of natural gas increased $9 million. This increase reflects a 4.9% increase in natural gas prices in the first quarter 2019, partially offset by a 7.7% decrease in the volume of natural gas sold at the natural gas distribution utilities year-to-date 2019 compared to the corresponding period in 2018.
Cost of Other Sales

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(6)	(5.0)	$(372)	(54.1)
For year-to-date 2019, cost of other sales was $316 million compared to $688 million for the corresponding period in 2018. This decrease was primarily related to PowerSecure's 2018 storm restoration services in Puerto Rico.
Other Operations and Maintenance Expenses

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(112)	(8.0)	$(329)	(7.8)
In the third quarter 2019, other operations and maintenance expenses were $1.3 billion compared to $1.4 billion for the corresponding period in 2018. For year-to-date 2019, other operations and maintenance expenses were $3.9 billion compared to $4.2 billion for the corresponding period in 2018. The third quarter and year-to-date 2019 decreases reflect approximately $82 million and $248 million, respectively, related to Gulf Power in 2018 and $2 million and $65 million, respectively, related to the Southern Company Gas Dispositions. See Note (K) to the Condensed Financial Statements under "Southern Company" herein and Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and Amortization

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(27)	(3.4)	$(71)	(3.0)
In the third quarter 2019, depreciation and amortization was $760 million compared to $787 million for the corresponding period in 2018. For year-to-date 2019, depreciation and amortization was $2.27 billion compared to $2.34 billion for the corresponding period in 2018. The third quarter and year-to-date 2019 decreases were primarily due to decreases of $48 million and $142 million, respectively, related to the sale of Gulf Power and decreases of $1 million and $27 million, respectively, related to the Southern Company Gas Dispositions, partially offset by increases of $19 million and $81 million, respectively, related to additional plant in service. The year-to-date 2019 decrease was also partially offset by increased amortization of $18 million associated with ECO Plan regulatory assets at Mississippi Power.
Taxes Other Than Income Taxes

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(16)	(5.0)	$(59)	(6.0)
In the third quarter 2019, taxes other than income taxes were $303 million compared to $319 million for the corresponding period in 2018. For year-to-date 2019, taxes other than income taxes were $931 million compared to $990 million for the corresponding period in 2018. These decreases primarily relate to the sale of Gulf Power, partially offset by an increase in the assessed value of property at Georgia Power. The year-to-date 2019 decrease was also partially offset by increases in invested capital tax at Southern Company Gas as a result of increased infrastructure investments and increased revenue tax expenses.
Estimated Loss on Plants Under Construction

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$3	N/M	$(1,095)	(99.1)
N/M - Not meaningful
For year-to-date 2019, estimated loss on plants under construction was $10 million compared to $1.11 billion for the corresponding period in 2018. The year-to-date 2019 decrease was primarily due to the $1.1 billion charge recorded in the second quarter 2018 as a result of Georgia Power's revised estimate to complete construction and start-up of Plant Vogtle Units 3 and 4. The year-to-date 2019 charges were related to abandonment and closure activities for the mine and gasifier-related assets of the Kemper IGCC at Mississippi Power.
See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under "Georgia Power – Nuclear Construction" for additional information.
Impairment Charges

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$74	205.6	$(55)	(27.9)
In the third quarter 2019, an asset impairment charge of $92 million was recorded at Southern Company Gas related to a natural gas storage facility in Louisiana and goodwill and asset impairment charges totaling $18 million were recorded in contemplation of the sale of PowerSecure's lighting business. In the third quarter 2018, a $36 million

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

asset impairment charge was recorded associated with Southern Power's wind turbine equipment held for development projects.
For year-to-date 2019, an asset impairment charge of $92 million was recorded at Southern Company Gas related to a natural gas storage facility in Louisiana and goodwill and asset impairment charges totaling $50 million were recorded related to the sale of PowerSecure's utility infrastructure services business and in contemplation of the sale of its lighting business. For year-to-date 2018, asset impairment charges totaling $155 million were recorded at Southern Power related to the sale of its Florida plants and on its wind turbine equipment held for development projects, as well as a $42 million goodwill impairment charge recorded at Southern Company Gas related to the sale of Pivotal Home Solutions.
See Note 15 to the financial statements under "Southern Power" and "Southern Company Gas" in Item 8 of the Form 10-K and Notes (C) and (K) to the Condensed Financial Statements under "Other Matters – Southern Company Gas" and "Southern Company," respectively, herein for additional information.
(Gain) Loss on Dispositions, Net

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(347)	(98.3)	$2,195	N/M
N/M - Not meaningful
In the third quarter 2019, gain on dispositions, net was $6 million compared to $353 million in the corresponding period in 2018. For year-to-date 2019, gain on dispositions, net was $2.5 billion compared to $317 million in the corresponding period in 2018. For year-to-date 2019, a preliminary gain of $2.5 billion ($1.3 billion after tax) was recorded related to the sale of Gulf Power. In the third quarter and year-to-date 2018, net gains on dispositions of $353 million ($40 million gain after tax) and $317 million ($35 million loss after tax), respectively, were recorded related to the Southern Company Gas Dispositions.
See Note (K) to the Condensed Financial Statements under "Southern Company" herein for additional information.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(24)	(5.2)	$(92)	(6.6)
In the third quarter 2019, interest expense, net of amounts capitalized was $434 million compared to $458 million in the corresponding period in 2018. For year-to-date 2019, interest expense, net of amounts capitalized was $1.3 billion compared to $1.4 billion in the corresponding period in 2018. Excluding decreases of $13 million and $39 million in the third quarter and year-to-date 2019, respectively, related to the sale of Gulf Power, the decreases were primarily due to a decrease in average outstanding long-term debt, primarily at the parent company.
See FINANCIAL CONDITION AND LIQUIDITY – "Financing Activities" herein, Note 8 to the financial statements in Item 8 of the Form 10-K, and Note (F) to the Condensed Financial Statements herein for additional information.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Income (Expense), Net

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$4	7.0	$44	22.6
For year-to-date 2019, other income (expense), net was $239 million compared to $195 million for the corresponding period in 2018. This increase was primarily due to a $36 million gain arising from the settlement of litigation related to the Roserock solar facility at Southern Power in the second quarter 2019, $23 million of increased non-service cost-related pension income, and $10 million of increased interest income from temporary cash investments at the parent company. These increases were partially offset by $24 million related to the settlement of Mississippi Power's Deepwater Horizon claim in May 2018 and a $14 million gain from a joint-development wind project at Southern Power in 2018, which was attributable to its partner in the project and fully offset within noncontrolling interests. See Note (C) to the Condensed Financial Statements under "General Litigation Matters – Southern Power" herein, Note (H) to the Condensed Financial Statements herein, and Note 3 to the financial statements under "Other Matters – Mississippi Power," in Item 8 of the Form 10-K for additional information.
Income Taxes

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(256)	(41.1)	$1,274	N/M
N/M - Not meaningful
In the third quarter 2019, income taxes were $367 million compared to $623 million for the corresponding period in 2018. Excluding a $312 million decrease related to the Southern Company Gas Dispositions, income taxes increased $56 million primarily due to higher pre-tax earnings.
For year-to-date 2019, income taxes were $1.9 billion compared to $598 million for the corresponding period in 2018. Excluding a $363 million decrease related to the Southern Company Gas Dispositions, income taxes increased $1.6 billion primarily due to the tax impacts related to the sale of Gulf Power and other increases in pre-tax earnings, including the $1.1 billion charge in the second quarter 2018 associated with Plant Vogtle Units 3 and 4 construction, as well as a $105 million reduction in tax benefits associated with wind PTCs following Southern Power's 2018 sale of a noncontrolling tax equity interest in its wind projects.
See Notes (G) and (K) to the Condensed Financial Statements herein for additional information.
Net Income Attributable to Noncontrolling Interests

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(29)	(53.7)	$(45)	(63.4)
In the third quarter 2019, net income attributable to noncontrolling interests was $25 million compared to $54 million for the corresponding period in 2018. The decrease was primarily due to an allocation of approximately $22 million of losses attributable to noncontrolling interests related to the tax equity partnerships entered into in 2018.
For year-to-date 2019, net income attributable to noncontrolling interests was $26 million compared to $71 million for the corresponding period in 2018. The decrease was primarily due to $70 million of losses attributable to noncontrolling interests related to the tax equity partnerships entered into in 2018, partially offset by an allocation of approximately $29 million of income to the noncontrolling interest partner related to the Roserock solar facility litigation settlement.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Substantially all noncontrolling interests relate to renewable projects at Southern Power. See Notes 1 and 7 to the financial statements in Item 8 of the Form 10-K under "General" and "Southern Power," respectively, and Note (E) to the Condensed Financial Statements under "Southern Power – Consolidated Variable Interest Entities" herein for additional information regarding the tax equity partnerships. See Note (C) to the Condensed Financial Statements under "General Litigation Matters – Southern Power" herein for additional information regarding the Roserock solar facility litigation settlement.
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
On June 13, 2019, Southern Power completed the sale of its equity interests in Nacogdoches Power, LLC, the owner of an approximately 115-MW biomass facility located in Nacogdoches County, Texas, to Austin Energy, for a cash purchase price of approximately $461 million.
In November 2018, Southern Power entered into an agreement with Northern States Power (a subsidiary of Xcel) to sell all of its equity interests in Plant Mankato for an aggregate purchase price of approximately $650 million, subject to certain state commission approvals. On September 27, 2019, the Minnesota Public Utilities Commission

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

denied approval of the transaction. A newly-formed subsidiary of Xcel has agreed to purchase all of the equity interests in Plant Mankato subject to FERC approval and other customary conditions to closing. The transaction is expected to close by January 20, 2020. If the transaction does not close by this date, either party may terminate the transaction, which would result in the payment of a termination fee to Southern Power of up to $25 million. The ultimate outcome of this matter cannot be determined at this time.
See "Regulatory Matters – Alabama Power" herein for information regarding Alabama Power's proposed acquisition of an existing combined cycle facility.
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
Environmental Laws and Regulations
Air Quality
On September 13, 2019, the D.C. Circuit Court of Appeals dismissed most challenges brought against the 2016 Cross-State Air Pollution Rule update (2016 CSAPR Update), including the application of the EPA's new emissions allowance budget methodology to the State of Mississippi, which had been challenged by Mississippi Power. However, the court agreed that the 2016 CSAPR Update was unlawful because it allows upwind states to continue their significant contributions to downwind air quality problems beyond statutory deadlines. Accordingly, the court remanded the 2016 CSAPR Update to the EPA. The 2016 CSAPR Update allowance budgets remain in place while the EPA considers how to address the court's remand. The ultimate outcome of this matter cannot be determined at this time.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Water Quality
On October 22, 2019, the EPA and the U.S. Army Corps of Engineers jointly published a final rule that repealed the 2015 Waters of the United States (WOTUS) rule. This final rule will be effective December 23, 2019 and will bring all states back under the pre-2015 regulations until a new WOTUS rule is finalized. A revised definition of WOTUS is anticipated to be finalized by the end of 2019. The impact of the WOTUS rule will depend on the content of the final rule redefining WOTUS and the outcome of any associated legal challenges and cannot be determined at this time.
Coal Combustion Residuals
During 2019, Alabama Power recorded increases totaling approximately $312 million to its AROs primarily related to the CCR Rule and the related state rule based on management's completion of closure designs for all but one of its ash pond facilities, including one facility jointly owned with Mississippi Power. The additional estimated costs to close these ash ponds under the planned closure-in-place methodology primarily relate to cost inputs from contractor bids, internal drainage and dewatering system designs, and increases in the estimated ash volumes. The cost estimate for the remaining ash pond facility will be updated within the next 12 months and the change could be material.
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
Global Climate Issues
On July 8, 2019, the EPA published the final Affordable Clean Energy rule (ACE Rule) to repeal and replace the CPP. On September 17, 2019, the D.C. Circuit Court of Appeals dismissed litigation related to the CPP as moot. The ACE Rule requires states to develop unit-specific CO2 emission rate standards for existing coal-fired units based on heat-rate efficiency improvements. Combustion turbines, including natural gas combined cycles, are not included as affected sources in the ACE Rule. The Southern Company system has ownership interests in 19 coal-fired units (approximately 10,300 MWs) to which the ACE Rule is applicable. The ACE Rule is being challenged in the D.C. Circuit Court of Appeals and Georgia Power has filed a motion to intervene in the litigation in support of the rule, as have others. The ultimate impact of the ACE Rule, including the repeal and replacement of the CPP, to the Southern Company system will depend on state implementation plan requirements and the outcome of associated legal challenges and cannot be determined at this time.
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
Petition for Certificate of Convenience and Necessity
On September 6, 2019, Alabama Power filed a petition for a CCN with the Alabama PSC for authorization to procure additional generating capacity through the turnkey construction of a new combined cycle facility, the acquisition of an existing combined cycle facility, and long-term contracts for the purchase of power from others, as more fully described below. In addition, Alabama Power will pursue approximately 200 MWs of certain demand side management and distributed energy resource programs. This filing was predicated on the results of Alabama Power's 2019 IRP provided to the Alabama PSC, which identified an approximately 2,400-MW resource need for Alabama Power, driven by the need for additional winter reserve capacity.
The procurement of these resources is subject to the satisfaction or waiver of certain conditions, including, among other customary conditions, approval by the Alabama PSC. The completion of the Autauga Combined Cycle Acquisition (defined below) is also subject to (i) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and (ii) approval by the FERC. All regulatory approvals are expected to be obtained by the end of the third quarter 2020.
On May 8, 2019, Alabama Power entered into an Agreement for Engineering, Procurement, and Construction with Mitsubishi Hitachi Power Systems Americas, Inc. and Black & Veatch Construction, Inc. to construct an approximately 720-MW combined cycle facility at Plant Barry (Plant Barry Unit 8), which is expected to be placed in service by the end of 2023.
On September 6, 2019, Alabama Power entered into a purchase and sale agreement to acquire all of the equity interests in Tenaska Alabama II Partners, L.P. (Autauga Combined Cycle Acquisition). Tenaska Alabama II Partners, L.P. owns and operates an approximately 885-MW combined cycle generation facility in Autauga County, Alabama. The transaction is expected to close by September 1, 2020. As part of the Autauga Combined Cycle Acquisition, Alabama Power will assume an existing power sales agreement under which the full output of the generating facility remains committed to another third party for its remaining term of approximately three years. The estimated revenues from the power sales agreement are expected to offset the associated costs of operation during the remaining term.
The capital investment associated with the construction of Plant Barry Unit 8 and the Autauga Combined Cycle Acquisition is currently estimated to total approximately $1.1 billion.
Alabama Power also intends to procure through long-term PPAs approximately 640 MWs of additional generating capacity, which will consist of approximately 240 MWs of combined cycle generation expected to begin in 2020 and approximately 400 MWs of solar generation coupled with battery energy storage systems (solar/battery systems) expected to begin in 2022 through 2024. The terms of the agreements for the solar/battery systems permit Alabama Power to use the energy and retire the associated renewable energy credits (REC) in service of customers or to sell RECs, separately or bundled with energy.
Upon certification, Alabama Power expects to recover costs associated with Plant Barry Unit 8 through its Rate CNP New Plant. Additionally, Alabama Power expects to recover costs associated with the Autauga Combined Cycle Acquisition through Rate RSE during the term of the existing power sales agreement and, on expiration of the agreement, through Rate CNP New Plant. The recovery of costs associated with laws, regulations, and other such mandates directed at the utility industry are expected to be recovered through Rate CNP Compliance. Alabama Power expects to recover the capacity-related costs associated with the PPAs through its Rate CNP PPA. In addition, fuel and energy-related costs are expected to be recovered through Rate ECR. Any remaining costs associated with the Autauga Combined Cycle Acquisition and Plant Barry Unit 8 will be incorporated through the annual filing of

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rate RSE. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
The ultimate outcome of these matters cannot be determined at this time.
Construction Work in Progress Accounting Order
On October 1, 2019, the Alabama PSC acknowledged that Alabama Power would begin certain limited preparatory activities associated with Plant Barry Unit 8 construction to meet the target in-service date by authorizing Alabama Power to record the related costs as CWIP prior to the issuance of an order on the CCN petition. Should a CCN not be granted and Alabama Power does not proceed with the related construction of Plant Barry Unit 8, Alabama Power may transfer those costs and any costs that directly result from the non-issuance of the CCN to a regulatory asset which would be amortized over a five-year period. If the balance of incurred costs reaches 5% of the estimated in-service cost of the total project prior to issuance of an order on the CCN petition, Alabama Power will confer with the Alabama PSC regarding the appropriateness of additional authorization.
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
Rate Plans
On June 28, 2019, Georgia Power filed a base rate case (Georgia Power 2019 Base Rate Case) with the Georgia PSC. The filing, as modified on September 24, 2019, includes a three-year Alternate Rate Plan with requested rate increases totaling $560 million, $144 million, and $233 million effective January 1, 2020, January 1, 2021, and January 1, 2022, respectively. These increases are based on a proposed retail ROE of 10.90% and a proposed equity ratio of 56% and reflect levelized revenue requirements during the three-year period, with the exception of incremental compliance costs related to CCR AROs, Demand-Side Management programs, and adjustments to the Municipal Franchise Fee tariff.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Georgia Power has requested recovery of the proposed increases through its existing base rate tariffs as follows:

Tariff	2020	2021	2022
	(in millions)
Traditional base:
Levelized	$210	$—	$—
CCR AROs	158	139	227
ECCR	163	—	—
Demand-Side Management	12	1	1
Municipal Franchise Fee	17	3	5
Total(*)	$560	$144	$233

(*)	Totals may not add due to rounding.
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
Integrated Resource Plan
In 2016, the Georgia PSC approved Georgia Power's triennial IRP, including recovery of costs up to $99 million through June 30, 2019 to preserve nuclear generation as an option at a future generation site in Stewart County, Georgia. In 2017, the Georgia PSC approved Georgia Power's decision to suspend work at the site due to changing economics, including lower load forecasts and fuel costs. In accordance with the Georgia PSC's order, costs incurred of approximately $50 million have been recorded as a regulatory asset.
On July 16, 2019, the Georgia PSC voted to approve Georgia Power's triennial IRP (Georgia Power 2019 IRP) as modified by a stipulated agreement among Georgia Power, the staff of the Georgia PSC, and certain intervenors and further modified by the Georgia PSC.
In the Georgia Power 2019 IRP, the Georgia PSC approved the decertification and retirement of Plant Hammond Units 1 through 4 (840 MWs) and Plant McIntosh Unit 1 (142.5 MWs) effective July 29, 2019. The Georgia PSC also approved the reclassification of the remaining net book values of the Plant Hammond and Plant McIntosh units (approximately $500 million and $40 million, respectively), as well as any unusable materials and supplies inventory balances, upon retirement to a regulatory asset. Recovery of each unit's net book value will continue through December 31, 2019 as provided in the 2013 ARP. Additionally, approximately $295 million of net capitalized asset retirement costs were reclassified to a regulatory asset.
For the regulatory asset balances remaining at December 31, 2019, Georgia Power requested recovery in the Georgia Power 2019 Base Rate Case as follows: (i) the net book values of Plant Mitchell Unit 3 (approximately $8 million at September 30, 2019) and Plant McIntosh Unit 1, any unusable materials and supplies inventory, and the future generation site in Stewart County, Georgia over a three-year period ending December 31, 2022 and (ii) the

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

net book values of Plant Hammond Units 1 through 4 over a period equal to the applicable unit's remaining useful life through 2035. The timing of recovery of the related ARO costs will be determined in the Georgia Power 2019 Base Rate Case. The ultimate outcome of these matters cannot be determined at this time.
Also in the Georgia Power 2019 IRP, the Georgia PSC approved Georgia Power's proposed environmental compliance strategy associated with ash pond and certain landfill closures and post-closure care in compliance with the CCR Rule and the related state rule. In the Georgia Power 2019 Base Rate Case, Georgia Power requested recovery of the under recovered balance of these compliance costs at December 31, 2019 (approximately $157 million at September 30, 2019) over a three-year period ending December 31, 2022 and recovery of estimated compliance costs of $277 million for 2020, $395 million for 2021, and $655 million for 2022 over three-year periods ending December 31, 2022, 2023, and 2024, respectively. The ultimate outcome of this matter cannot be determined at this time. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information regarding Georgia Power's AROs.
Additionally, the Georgia PSC rejected a request to certify approximately 25 MWs of capacity at Plant Scherer Unit 3 for the retail jurisdiction beginning January 1, 2020 following the expiration of a wholesale PPA. Georgia Power may offer such capacity in the wholesale market or to the retail jurisdiction in a future IRP. The ultimate outcome of this matter cannot be determined at this time but is not expected to have a material impact on Southern Company's financial statements.
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
During the third quarter and year-to-date 2019, Mississippi Power recorded pre-tax charges to income of $4 million ($3 million after tax) and $10 million ($7 million after tax), respectively, primarily resulting from the abandonment and related closure activities and ongoing period costs, net of sales proceeds, for the mine and gasifier-related assets at the Kemper County energy facility. Additional closure costs for the mine and gasifier-related assets, currently estimated at up to $10 million pre-tax (excluding dismantlement costs, net of salvage), may be incurred through the first half of 2020. In addition, period costs, including, but not limited to, costs for compliance and safety, ARO accretion, and property taxes for the mine and gasifier-related assets, are estimated at $3 million for the remainder of 2019 and $2 million to $7 million annually in 2020 through 2023.
In addition, Mississippi Power constructed the CO2 pipeline for the planned transport of captured CO2 for use in enhanced oil recovery and is currently evaluating its options regarding the final disposition of the CO2 pipeline, including removal of the pipeline. This evaluation is expected to be complete by year-end 2019. If Mississippi Power ultimately decides to remove the CO2 pipeline, the cost of removal could have a material impact on Southern Company's financial statements.
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
Southern Company Gas
The natural gas distribution utilities are subject to regulation and oversight by their respective state regulatory agencies for the rates charged to their customers and other matters. With the exception of Atlanta Gas Light, which does not sell natural gas to end-use customers, the natural gas distribution utilities are authorized by the relevant regulatory agencies in the states in which they serve to use natural gas cost recovery mechanisms that adjust rates to reflect changes in the wholesale cost of natural gas and ensure recovery of all costs prudently incurred in purchasing natural gas for customers. Natural gas cost recovery revenues are adjusted for differences in actual recoverable natural gas costs and amounts billed in current regulated rates. Changes in the billing factor will have no effect on revenues or net income, but will affect cash flows. In addition to natural gas cost recovery mechanisms, there are other cost recovery mechanisms, such as regulatory riders, which vary by utility but allow recovery of certain costs, such as those related to infrastructure replacement programs, as well as environmental remediation and energy efficiency plans.
In November 2018, Nicor Gas filed a general base rate case with the Illinois Commission requesting a $230 million increase in annual base rate revenues. The requested increase was based on a projected test year for the 12-month period ending September 30, 2020, a ROE of 10.6%, and an increase in the equity ratio from 52% to 54% to address the negative cash flow and credit metric impacts of the Tax Reform Legislation.
On April 16, 2019, Nicor Gas entered into a stipulation agreement to resolve all related issues with the Staff of the Illinois Commission, including a ROE of 9.86% and an equity ratio of 54%. Also on April 16, 2019, Nicor Gas filed its rebuttal testimony with the Illinois Commission incorporating the stipulation agreement and addressing the remaining items outstanding with the other two intervenors. As a result of the stipulation agreement and rebuttal testimony, the revised requested annual revenue increase was $180 million.
On October 2, 2019, the Illinois Commission approved a $168 million annual base rate increase for Nicor Gas, including $65 million related to the recovery of investments under the Investing in Illinois program, based on a ROE of 9.73% and an equity ratio of 54.2%, which became effective October 8, 2019. Additionally, the Illinois Commission approved a volume balancing adjustment, a revenue decoupling mechanism for residential customers that provides a monthly benchmark level of revenue per rate class for recovery. The Illinois Commission's order is subject to any rehearing request filed by any party to the proceeding within 30 days of service of the order on such party.
On June 3, 2019, Atlanta Gas Light filed a general base rate case with the Georgia PSC requesting a $96 million increase in annual base rate revenues, which was subsequently revised to $93 million. The requested increase is based on a forward-looking test year for the 12-month period ending July 31, 2020, a ROE of 10.75% with an earnings band based on a ROE between 10.55% and 10.95%, and a continued equity ratio of 55%. The filing also requests the continuation of the Georgia rate adjustment mechanism, as previously authorized. Atlanta Gas Light expects the Georgia PSC to issue a final order on this matter on December 19, 2019 with the new rates becoming effective January 1, 2020. The ultimate outcome of this matter cannot be determined at this time.
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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4 by the expected in-service dates of November 2021 and November 2022, respectively, is as follows:

(in billions)
Base project capital cost forecast(a)(b)	$8.0
Construction contingency estimate	0.4
Total project capital cost forecast(a)(b)	8.4
Net investment as of September 30, 2019(b)	(5.5)
Remaining estimate to complete(a)	$2.9

(a)	Excludes financing costs expected to be capitalized through AFUDC of approximately $300 million.

(b)	Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related Customer Refunds.
As of September 30, 2019, approximately $30 million of the construction contingency estimate was allocated to the base capital cost forecast for cost risks including, among other factors, attracting and retaining craft labor; adding resources for supervision, field support, project management, initial test program, and start-up; and procurement. As and when construction contingency is spent, Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.1 billion, of which $2.1 billion had been incurred through September 30, 2019.
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
As construction continues and testing and system turnover activities increase, challenges with management of contractors, subcontractors, and vendors; supervision of craft labor and related craft labor productivity, particularly in the installation of electrical and mechanical commodities, ability to attract and retain craft labor, and/or related cost escalation; procurement, fabrication, delivery, assembly, and/or installation and the initial testing and start-up, including any required engineering changes, of plant systems, structures, or components (some of which are based on new technology that only recently began initial operation in the global nuclear industry at this scale), or regional transmission upgrades, any of which may require additional labor and/or materials; or other issues could arise and change the projected schedule and estimated cost.
The April 2019 cost and schedule validation process established target values for monthly construction production and system turnover activities as part of a strategy to maintain and, where possible, build margin to the approved in-service dates. To support that strategy, monthly production and activity target values will continue to increase significantly throughout the remainder of 2019 and into 2020. To meet these increasing monthly targets, existing craft construction productivity must improve and additional craft laborers (particularly electrical and pipefitter craft labor), as well as additional supervision and other field support resources, must be retained and deployed.
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
The ultimate outcome of these matters cannot be determined at this time. However, any extension of the regulatory-approved project schedule is currently estimated to result in additional base capital costs of approximately $50 million per month, based on Georgia Power's ownership interests, and AFUDC of approximately $11 million per month. While Georgia Power is not precluded from seeking recovery of any future capital cost forecast increase, management will ultimately determine whether or not to seek recovery. Any further changes to the capital cost forecast that are not expected to be recoverable through regulated rates will be required to be charged to income and such charges could be material.
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
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

billion. At September 30, 2019, Georgia Power had recovered approximately $2.1 billion of financing costs. Financing costs related to capital costs above $4.418 billion will be recovered through AFUDC; however, Georgia Power will not record AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery. In December 2018, the Georgia PSC approved Georgia Power's request to increase the NCCR tariff by $88 million annually, effective January 1, 2019. Georgia Power expects to file on November 1, 2019 to decrease the NCCR tariff by approximately $65 million annually, effective January 1, 2020, pending Georgia PSC approval.
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
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) Georgia Power's seventeenth VCM report and modified the Vogtle Cost Settlement Agreement. The Vogtle Cost Settlement Agreement, as modified by the January 11, 2018 order, resolved the following regulatory matters related to Plant Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the amounts paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and related Customer Refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and deemed reasonable Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap and that prudence decisions on cost recovery will be made at a later date, consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC in the 2013 ARP) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that upon Unit 3 reaching commercial operation, retail base rates would be adjusted to include carrying costs on those capital costs deemed prudent in the Vogtle Cost Settlement Agreement. The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective Unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $100 million in 2018 and are estimated to have negative earnings impacts of approximately $70 million in 2019 and an aggregate of approximately $650 million from 2020 to 2022.
In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
In February 2018, Georgia Interfaith Power & Light, Inc. (GIPL) and Partnership for Southern Equity, Inc. (PSE) filed a petition appealing the Georgia PSC's January 11, 2018 order with the Fulton County Superior Court. In March 2018, Georgia Watch filed a similar appeal to the Fulton County Superior Court for judicial review of the Georgia PSC's decision and denial of Georgia Watch's motion for reconsideration. In December 2018, the Fulton County Superior Court granted Georgia Power's motion to dismiss the two appeals. On January 9, 2019, GIPL, PSE,

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and Georgia Watch filed an appeal of this decision with the Georgia Court of Appeals. On October 29, 2019, the Georgia Court of Appeals issued an opinion affirming the Fulton County Superior Court's ruling that the Georgia PSC's January 11, 2018 order was not a final, appealable decision. In addition, the Georgia Court of Appeals remanded the case to the Fulton County Superior Court to clarify its ruling as to whether the petitioners showed that review of the Georgia PSC's final order would not provide them an adequate remedy. Georgia Power believes the petitions have no merit; however, an adverse outcome in the litigation combined with subsequent adverse action by the Georgia PSC could have a material impact on Southern Company's results of operations, financial condition, and liquidity.
The Georgia PSC has approved nineteen VCM reports covering the period through June 30, 2018, including total construction capital costs incurred through that date of $5.4 billion (before $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related Customer Refunds). On August 30, 2019, Georgia Power filed its twentieth VCM report concurrently with its twenty-first VCM report with the Georgia PSC, which requested approval of $1.2 billion of construction capital costs incurred from July 1, 2018 through June 30, 2019.
In the nineteenth VCM, the Georgia PSC deferred approval of $51.6 million of expenditures related to Georgia Power's portion of an administrative claim filed in the Westinghouse bankruptcy proceedings. On June 20, 2019, Georgia Power, acting for itself and as agent for the other Vogtle Owners, entered into a settlement agreement related to the administrative claim filed in the Westinghouse bankruptcy proceedings. Accordingly, in the twentieth/twenty-first VCM report, Georgia Power also requested approval of $21.5 million of associated expenditures previously deferred for approval by the Georgia PSC. The remaining $30.1 million deferred for approval was refunded to Georgia Power and credited to the total construction capital costs.
The ultimate outcome of these matters cannot be determined at this time.
See RISK FACTORS of Southern Company in the Form 10-K for a discussion of certain risks associated with the licensing, construction, and operation of nuclear generating units, including potential impacts that could result from a major incident at a nuclear facility anywhere in the world.
DOE Financing
At September 30, 2019, Georgia Power had borrowed $3.46 billion related to Plant Vogtle Units 3 and 4 costs as provided through the Amended and Restated Loan Guarantee Agreement and related multi-advance credit facilities among Georgia Power, the DOE, and the FFB, which provide for borrowings of up to approximately $5.130 billion, subject to the satisfaction of certain conditions. See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information, including applicable covenants, events of default, mandatory prepayment events, and conditions to borrowing.
The ultimate outcome of these matters cannot be determined at this time.
Gas Pipeline Projects
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "FERC Matters – Southern Company Gas" of Southern Company in Item 7 of the Form 10-K for additional information.
In 2014, Southern Company Gas entered into a joint venture, whereby it holds a 5% ownership interest in the Atlantic Coast Pipeline, an interstate pipeline company which will develop and operate a 605-mile natural gas pipeline in North Carolina, Virginia, and West Virginia with expected initial transportation capacity of 1.5 Bcf per day.
The Atlantic Coast Pipeline has experienced challenges to its permits since construction began in 2018. On October 4, 2019, the U.S. Supreme Court agreed to hear Atlantic Coast Pipeline's appeal of a lower court ruling that overturned a key permit for the project. The delays resulting from the permitting issues have impacted the cost and schedule for the project. As a result, total current project cost estimates have increased from between $7.0 billion

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and $7.8 billion ($350 million and $390 million for Southern Company Gas) to between $7.3 billion and $7.8 billion ($365 million and $390 million for Southern Company Gas), excluding financing costs. The operator of the joint venture has indicated that it currently expects to complete construction by the end of 2021 and place the project in service shortly thereafter.
Also in 2014, Southern Company Gas entered into a partnership in which it holds a 20% ownership interest in the PennEast Pipeline, an interstate pipeline company formed to develop and operate a 118-mile natural gas pipeline between New Jersey and Pennsylvania. The expected initial transportation capacity of 1.0 Bcf per day is under long-term contracts, mainly with public utilities and other market-serving entities, such as electric generation companies, in New Jersey, Pennsylvania, and New York.
On September 10, 2019, an appellate court ruled that the PennEast Pipeline does not have federal court eminent domain authority over lands in which a state has property rights interests. The joint venture is pursuing appellate and other options and is evaluating further next steps.
The ultimate outcome of these matters cannot be determined at this time; however, any work delays, whether caused by judicial or regulatory action, abnormal weather, or other conditions, may result in additional cost or schedule modifications or, ultimately, in project cancellation, which could result in an impairment of one or both of Southern Company Gas' investments and could have a material impact on Southern Company's financial statements.
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
Litigation
Southern Company
In January 2017, a securities class action complaint was filed against Southern Company, certain of its officers, and certain former Mississippi Power officers in the U.S. District Court for the Northern District of Georgia by Monroe County Employees' Retirement System on behalf of all persons who purchased shares of Southern Company's common stock between April 25, 2012 and October 29, 2013. The complaint alleges that Southern Company, certain of its officers, and certain former Mississippi Power officers made materially false and misleading statements regarding the Kemper County energy facility in violation of certain provisions under the Securities Exchange Act of 1934, as amended. The complaint seeks, among other things, compensatory damages and litigation costs and attorneys' fees. In 2017, the plaintiffs filed an amended complaint that provided additional detail about their claims, increased the purported class period by one day, and added certain other former Mississippi Power officers as

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

defendants. Also in 2017, the defendants filed a motion to dismiss the plaintiffs' amended complaint with prejudice, to which the plaintiffs filed an opposition. In March 2018, the court issued an order granting, in part, the defendants' motion to dismiss. The court dismissed certain claims against certain officers of Southern Company and Mississippi Power and dismissed the allegations related to a number of the statements that plaintiffs challenged as being false or misleading. In April 2018, the defendants filed a motion for reconsideration of the court's order, seeking dismissal of the remaining claims in the lawsuit. In August 2018, the court denied the motion for reconsideration and denied a motion to certify the issue for interlocutory appeal. On August 22, 2019, the court certified the plaintiffs' proposed class. On September 5, 2019, the defendants filed a petition for interlocutory appeal of the class certification order with the U.S. Court of Appeals for the Eleventh Circuit.
In February 2017, Jean Vineyard and Judy Mesirov each filed a shareholder derivative lawsuit in the U.S. District Court for the Northern District of Georgia. Each of these lawsuits names as defendants Southern Company, certain of its directors, certain of its officers, and certain former Mississippi Power officers. In 2017, these two shareholder derivative lawsuits were consolidated in the U.S. District Court for the Northern District of Georgia. The complaints allege that the defendants caused Southern Company to make false or misleading statements regarding the Kemper County energy facility cost and schedule. Further, the complaints allege that the defendants were unjustly enriched and caused the waste of corporate assets and also allege that the individual defendants violated their fiduciary duties. Each plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and, on each plaintiff's own behalf, attorneys' fees and costs in bringing the lawsuit. Each plaintiff also seeks certain changes to Southern Company's corporate governance and internal processes. In April 2018, the court entered an order staying this lawsuit until 30 days after the resolution of any dispositive motions or any settlement, whichever is earlier, in the securities class action.
In May 2017, Helen E. Piper Survivor's Trust filed a shareholder derivative lawsuit in the Superior Court of Gwinnett County, Georgia that names as defendants Southern Company, certain of its directors, certain of its officers, and certain former Mississippi Power officers. The complaint alleges that the individual defendants, among other things, breached their fiduciary duties in connection with schedule delays and cost overruns associated with the construction of the Kemper County energy facility. The complaint further alleges that the individual defendants authorized or failed to correct false and misleading statements regarding the Kemper County energy facility schedule and cost and failed to implement necessary internal controls to prevent harm to Southern Company. The plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and disgorgement of profits and, on its behalf, attorneys' fees and costs in bringing the lawsuit. The plaintiff also seeks certain unspecified changes to Southern Company's corporate governance and internal processes. In May 2018, the court entered an order staying this lawsuit until 30 days after the resolution of any dispositive motions or any settlement, whichever is earlier, in the securities class action. On August 5, 2019, the court granted a motion filed by the plaintiff on July 17, 2019 to substitute a new named plaintiff, Martin J. Kobuck, in place of Helen E. Piper Survivor's Trust.
Southern Company believes these legal challenges have no merit; however, the ultimate outcome of these matters cannot be determined at this time.
Georgia Power
In 2011, plaintiffs filed a putative class action against Georgia Power in the Superior Court of Fulton County, Georgia alleging that Georgia Power's collection in rates of amounts for municipal franchise fees (which fees are paid to municipalities) exceeded the amounts allowed in orders of the Georgia PSC and alleging certain state tort law claims. In 2016, the Georgia Court of Appeals reversed the trial court's previous dismissal of the case and remanded the case to the trial court. Georgia Power filed a petition for writ of certiorari with the Georgia Supreme Court, which was granted in 2017. In June 2018, the Georgia Supreme Court affirmed the judgment of the Georgia Court of Appeals and remanded the case to the trial court for further proceedings. Following a motion by Georgia Power, on February 13, 2019, the Superior Court of Fulton County ordered the parties to submit petitions to the Georgia PSC for a declaratory ruling to address certain terms the court previously held were ambiguous as used in the Georgia PSC's orders. The order entered by the Superior Court of Fulton County also conditionally certified the proposed class. In March 2019, Georgia Power and the plaintiffs filed petitions with the Georgia PSC seeking

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

confirmation of the proper application of the municipal franchise fee schedule pursuant to the Georgia PSC's orders. On October 23, 2019, the Georgia PSC issued an order that found and concluded that Georgia Power has appropriately implemented the municipal franchise fee schedule. On March 6, 2019, Georgia Power filed a notice of appeal with the Georgia Court of Appeals regarding the Superior Court of Fulton County's February 2019 order. Georgia Power believes the plaintiffs' claims have no merit. The amount of any possible losses cannot be calculated at this time because, among other factors, it is unknown whether conditional class certification will be upheld and the ultimate composition of any class and whether any losses would be subject to recovery from any municipalities. The ultimate outcome of this matter cannot be determined at this time.
Mississippi Power
In May 2018, Southern Company and Mississippi Power received a notice of dispute and arbitration demand filed by Martin Product Sales, LLC (Martin) based on two agreements, both related to Kemper IGCC byproducts for which Mississippi Power provided termination notices in 2017. Martin alleges breach of contract, breach of good faith and fair dealing, fraud and misrepresentation, and civil conspiracy and makes a claim for damages in the amount of approximately $143 million, as well as additional unspecified damages, attorney's fees, costs, and interest. In the first quarter 2019, Mississippi Power and Southern Company filed motions to dismiss, which were denied by the arbitration panel on May 10, 2019. Southern Company believes this legal challenge has no merit; however, an adverse outcome could have a material impact on Southern Company's financial statements. The ultimate outcome of this matter cannot be determined at this time.
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
As of September 30, 2019, management no longer plans to obtain the core samples during 2020 that are necessary to determine the composition of the sheath surrounding the edge of the salt dome. Core sampling is a requirement of the Louisiana Department of Natural Resources to put the cavern back in service; as a result, the cavern will not return to service by 2021. This change in plan, which affects the future operation of the entire storage facility, resulted in a pre-tax impairment charge of $92 million ($65 million after-tax). Southern Company Gas will continue to monitor the pressure and overall structural integrity of the entire facility pending any future decisions regarding decommissioning.
Southern Company Gas has two other natural gas storage facilities located in California and Texas, which could be impacted by ongoing changes in the U.S. natural gas storage market. Recent sales of natural gas storage facilities have resulted in losses for the sellers and may imply an impact on future rates and/or asset values. Sustained diminished natural gas storage values could trigger impairment of either of these natural gas storage facilities, which have a combined net book value of $328 million at September 30, 2019.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Southern Company in Item 7 of the Form 10-K for additional information. Southern Company's financial condition remained stable at September 30, 2019. Southern Company intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $4.9 billion for the first nine months of 2019, a decrease of $0.7 billion from the corresponding period in 2018. The decrease in net cash provided from operating activities was primarily due to the timing of vendor payments and the impacts of the Gulf Power disposition and the Southern Company Gas Dispositions. Net cash used for investing activities totaled $1.1 billion for the first nine months of 2019 primarily due to the traditional electric operating companies' installation of equipment to comply with environmental standards and construction of electric generation, transmission, and distribution facilities and capital expenditures for Southern Company Gas' infrastructure replacement programs, largely offset by the proceeds from the sale of Gulf Power. Net cash used for financing activities totaled $2.4 billion for the first nine months of 2019 primarily due to net repayments of short-term bank debt and commercial paper and common stock dividend payments, partially offset by net issuances of long-term debt. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities. See Notes (F) and (K) to the Condensed Financial Statements herein for additional information.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant balance sheet changes for the first nine months of 2019 include:

•	decreases in assets and liabilities held for sale of $5.1 billion and $3.2 billion, respectively, primarily related to the sale of Gulf Power;

•
an increase of $0.9 billion in total property, plant, and equipment primarily related to the traditional electric operating companies' installation of equipment to comply with environmental standards and construction of electric generation, transmission, and distribution facilities, net of $1.2 billion and $1.0 billion reclassified to other regulatory assets and regulatory assets associated with AROs, respectively, as a result of generating unit retirements at Alabama Power and Georgia Power;

•	an increase of $2.8 billion in total stockholders' equity primarily related to the gain on the sale of Gulf Power;

•	a decrease of $2.4 billion in notes payable related to net repayments of short-term bank debt and commercial paper;

•	increases in operating lease right-of-use assets, net of amortization and operating lease obligations, each totaling $1.8 billion, recorded upon the adoption of FASB ASC Topic 842, Leases;

•
an increase of $1.5 billion in regulatory assets associated with AROs primarily related to the reclassification of $1.0 billion from property, plant, and equipment as a result of certain generating unit retirements at Alabama Power and Georgia Power, as discussed above, and ARO revisions at Alabama Power and Mississippi Power related to the CCR Rule;

•	an increase of $1.5 billion in long-term debt (including amounts due within one year) related to net issuances of long-term debt;

•	an increase in cash and cash equivalents of $1.5 billion primarily related to long-term debt issued during the third quarter 2019; and

•
an increase of $1.2 billion in accumulated deferred income taxes primarily related to the expected utilization of tax credit carryforwards in the 2019 tax year as a result of increased taxable income from the sale of Gulf Power.

See Notes (A), (B), (F), (G), (K), and (L) to the Condensed Financial Statements herein for additional information.
At the end of the third quarter 2019, the market price of Southern Company's common stock was $61.77 per share (based on the closing price as reported on the NYSE) and the book value was $26.23 per share, representing a market-to-book ratio of 235%, compared to $43.92, $23.91, and 184%, respectively, at the end of 2018. Southern Company's common stock dividend for the third quarter 2019 was $0.62 per share compared to $0.60 per share in the third quarter 2018.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Company in Item 7 of the Form 10-K for a description of Southern Company's capital requirements and contractual obligations. Approximately $3.3 billion will be required through September 30, 2020 to fund maturities of long-term debt. See "Sources of Capital" herein for additional information.
The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental laws and regulations; the outcome of any legal challenges to environmental rules; changes in electric generating plants, including unit retirements and replacements and adding or changing fuel sources at existing electric generating units, to meet regulatory requirements; changes in FERC rules and regulations; state regulatory agency approvals; changes in the expected environmental compliance program; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; delays in construction due to judicial or regulatory action; storm impacts; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. Additionally, planned expenditures for plant acquisitions may vary due to market opportunities and Southern Power's ability to

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

execute its growth strategy. See Note 15 to the financial statements under "Southern Power" in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information regarding Southern Power's plant acquisitions and construction projects.
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
In addition, in 2014, Georgia Power entered into a loan guarantee agreement with the DOE and, in March 2019, entered into the Amended and Restated Loan Guarantee Agreement, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4. Under the Amended and Restated Loan Guarantee Agreement, the DOE has agreed to guarantee the obligations of Georgia Power under note purchase agreements among the DOE, Georgia Power, and the FFB and related promissory notes which provide for two multi-advance term loan facilities, under which Georgia Power may make term loan borrowings through the FFB in an amount up to approximately $5.130 billion, provided that certain conditions are met. At September 30, 2019, Georgia Power had borrowed $3.46 billion under the FFB Credit Facilities. See Notes (B) and (F) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" and "DOE Loan Guarantee Borrowings," respectively, herein for additional information.
Southern Company's current liabilities frequently exceed current assets because of scheduled maturities of long-term debt and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

cash needs. As of September 30, 2019, Southern Company's current liabilities exceeded current assets by $0.6 billion, primarily due to long-term debt that is due within one year and notes payable totaling $3.9 billion (including approximately $0.6 billion at the parent company, $1.8 billion at Georgia Power, $0.3 billion at Mississippi Power, $0.9 billion at Southern Power, and $0.3 billion at Southern Company Gas), partially offset by $2.9 billion of cash and cash equivalents. To meet short-term cash needs and contingencies, the Southern Company system has substantial cash flow from operating activities and access to capital markets and financial institutions. Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas intend to utilize operating cash flows, as well as commercial paper, lines of credit, bank notes, and securities issuances, as market conditions permit, as well as, under certain circumstances for the traditional electric operating companies, Southern Power, and Southern Company Gas, equity contributions and/or loans from Southern Company to meet their short-term capital needs.
Committed credit arrangements with banks at September 30, 2019 were as follows:

	Expires
Company	2020	2022	2024	Total	Unused	Due within One Year
	(in millions)
Southern Company(a)	$—	$—	$2,000	$2,000	$1,999	$—
Alabama Power	3	525	800	1,328	1,328	3
Georgia Power	—	—	1,750	1,750	1,733	—
Mississippi Power	—	150	—	150	150	—
Southern Power(b)	—	—	600	600	591	—
Southern Company Gas(c)	—	—	1,750	1,750	1,745	—
Other	30	—	—	30	30	30
Southern Company Consolidated	$33	$675	$6,900	$7,608	$7,576	$33

(a)	Represents the Southern Company parent entity.

(b)
Does not include Southern Power Company's $120 million continuing letter of credit facility for standby letters of credit expiring in 2021, of which $30 million was unused at September 30, 2019. Southern Power's subsidiaries are not parties to its bank credit arrangement.

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
Most of these bank credit arrangements, as well as the term loan arrangements of Alabama Power, Georgia Power, and SEGCO, contain covenants that limit debt levels and contain cross-acceleration or cross-default provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. Such cross-default provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness or guarantee obligations over a specified threshold. Such cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. At September 30, 2019, Southern Company, the traditional electric operating companies, Southern Power Company, Southern Company Gas, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
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

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of Southern Company, the traditional electric operating companies, Southern Power Company, Southern Company Gas, Nicor Gas, and SEGCO. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support as of September 30, 2019 was approximately $1.4 billion. In addition, at September 30, 2019, Alabama Power had approximately $87 million of revenue bonds outstanding that are required to be remarketed within the next 12 months.
The registrants, Nicor Gas, and SEGCO make short-term borrowings primarily through commercial paper programs that have the liquidity support of the committed bank credit arrangements described above. Short-term borrowings are included in notes payable in the balance sheets.
Details of short-term borrowings were as follows:

	Short-term Debt at September 30, 2019		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$292	2.2%	$976	2.5%	$1,509
Short-term bank debt	250	2.5%	250	2.7%	250
Total	$542	2.4%	$1,226	2.6%

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2019.
Southern Company believes the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, bank term loans, and operating cash flows.
Credit Rating Risk
At September 30, 2019, Southern Company and its subsidiaries did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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
The maximum potential collateral requirements under these contracts at September 30, 2019 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and/or Baa2	$32
At BBB- and/or Baa3	$433
At BB+ and/or Ba1(*)	$1,894

(*)	Any additional credit rating downgrades at or below BB- and/or Ba3 could increase collateral requirements up to an additional $44 million.
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

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On August 1, 2019, Moody's upgraded Mississippi Power's senior unsecured long-term debt rating to Baa2 from Baa3 and maintained the positive rating outlook.
On September 12, 2019, S&P upgraded the senior unsecured long-term debt rating of Alabama Power to A from A-, the long-term issuer rating of Nicor Gas to A from A-, and the senior secured debt rating of Nicor Gas to A+ from A. The ratings outlooks remained negative.
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
Financing Activities
During the first nine months of 2019, Southern Company issued approximately 15.0 million shares of common stock primarily through employee equity compensation plans and received proceeds of approximately $623 million.
In August 2019, Southern Company issued 34.5 million 2019 Series A Equity Units (Equity Units), initially in the form of corporate units (Corporate Units), at a stated amount of $50 per Corporate Unit, for a total stated amount of $1.725 billion. Net proceeds from the issuance were approximately $1.682 billion. Each Corporate Unit is comprised of (i) a 1/40 undivided beneficial ownership interest in $1,000 principal amount of Southern Company's Series 2019A Remarketable Junior Subordinated Notes due 2024, (ii) a 1/40 undivided beneficial ownership interest in $1,000 principal amount of Southern Company's Series 2019B Remarketable Junior Subordinated Notes due 2027, and (iii) a stock purchase contract, which obligates the holder to purchase from Southern Company, no later than August 1, 2022, a certain number of shares of Southern Company's common stock for $50 in cash. See Note (F) to the Condensed Financial Statements under "Equity Units" herein for additional information.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table outlines the long-term debt financing activities for Southern Company and its subsidiaries for the first nine months of 2019:

Company	Senior Note Issuances	Senior Note Maturities, Redemptions, and Repurchases	Revenue Bond Issuances and Reofferings of Purchased Bonds	Revenue Bond Maturities, Redemptions, and Repurchases	Other Long-Term Debt Issuances	Other Long-Term Debt Redemptions and Maturities(a)
	(in millions)
Southern Company(b)	$—	$2,400	$—	$—	$1,725	$—
Alabama Power	600	200	—	—	—	1
Georgia Power	750	—	584	223	835	11
Mississippi Power	—	—	43	—	—	—
Southern Company Gas	—	300	—	—	200	50
Other	—	—	—	25	—	14
Elimination(c)	—	—	—	—	—	(7)
Southern Company Consolidated	$1,350	$2,900	$627	$248	$2,760	$69

(a)	Includes reductions in finance lease obligations resulting from cash payments under finance leases.

(b)	Represents the Southern Company parent entity.

(c)	Represents reductions in affiliate finance lease obligations at Georgia Power, which are eliminated in Southern Company's consolidated financial statements.
Except as otherwise described herein, Southern Company and its subsidiaries used or will use the proceeds of debt issuances for their redemptions and maturities shown in the table above, to repay short-term indebtedness, and for general corporate purposes, including working capital. The subsidiaries also used or will use the proceeds for their construction programs.
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
In September 2019, Southern Company redeemed all $300 million aggregate principal amount of its Series 2017A Floating Rate Senior Notes due September 30, 2020.
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
In August 2019, Nicor Gas issued $200 million aggregate principal amount of first mortgage bonds in a private placement. Nicor Gas entered into an agreement to issue an additional $100 million aggregate principal amount of first mortgage bonds on October 30, 2019.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Company and its subsidiaries plan to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

PART I
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the nine months ended September 30, 2019, there were no material changes to Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, and Southern Power's disclosures about market risk. For additional market risk disclosures relating to Southern Company Gas, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of Southern Company Gas herein. For an in-depth discussion of each registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of each registrant in Item 7 of the Form 10-K and Note 1 to the financial statements under "Financial Instruments" and Notes 13 and 14 to the financial statements in Item 8 of the Form 10-K. Also see Notes (I) and (J) to the Condensed Financial Statements herein for information relating to derivative instruments.
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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the third quarter 2019 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$1,694	$1,584	$4,286	$4,208
Wholesale revenues, non-affiliates	71	74	194	213
Wholesale revenues, affiliates	2	14	66	96
Other revenues	74	68	216	199
Total operating revenues	1,841	1,740	4,762	4,716
Operating Expenses:
Fuel	310	356	864	1,028
Purchased power, non-affiliates	77	64	160	176
Purchased power, affiliates	73	69	164	149
Other operations and maintenance	409	401	1,221	1,191
Depreciation and amortization	195	192	593	570
Taxes other than income taxes	101	97	301	289
Total operating expenses	1,165	1,179	3,303	3,403
Operating Income	676	561	1,459	1,313
Other Income and (Expense):
Allowance for equity funds used during construction	13	16	41	43
Interest expense, net of amounts capitalized	(83)	(82)	(248)	(240)
Other income (expense), net	11	9	36	24
Total other income and (expense)	(59)	(57)	(171)	(173)
Earnings Before Income Taxes	617	504	1,288	1,140
Income taxes	144	127	295	272
Net Income	473	377	993	868
Dividends on Preferred Stock	4	4	11	11
Net Income After Dividends on Preferred Stock	$469	$373	$982	$857

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Net Income	$473	$377	$993	$868
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $-, $-, $1, and $1, respectively	1	1	3	3
Total other comprehensive income (loss)	1	1	3	3
Comprehensive Income	$474	$378	$996	$871
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018
	(in millions)
Operating Activities:
Net income	$993	$868
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	756	683
Deferred income taxes	148	104
Allowance for equity funds used during construction	(41)	(43)
Pension, postretirement, and other employee benefits	(30)	(17)
Settlement of asset retirement obligations	(76)	(31)
Other, net	17	11
Changes in certain current assets and liabilities —
-Receivables	(115)	(207)
-Prepayments	(30)	(26)
-Materials and supplies	11	(69)
-Other current assets	(30)	66
-Accounts payable	(267)	(194)
-Accrued taxes	149	225
-Accrued compensation	(55)	(41)
-Other current liabilities	41	60
Net cash provided from operating activities	1,471	1,389
Investing Activities:
Property additions	(1,239)	(1,529)
Nuclear decommissioning trust fund purchases	(201)	(207)
Nuclear decommissioning trust fund sales	201	207
Cost of removal, net of salvage	(79)	(78)
Change in construction payables	(99)	30
Other investing activities	(22)	(23)
Net cash used for investing activities	(1,439)	(1,600)
Financing Activities:
Proceeds —
Senior notes	600	500
Capital contributions from parent company	1,252	495
Redemptions — Senior notes	(200)	—
Payment of common stock dividends	(633)	(602)
Other financing activities	(27)	(24)
Net cash provided from financing activities	992	369
Net Change in Cash, Cash Equivalents, and Restricted Cash	1,024	158
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	313	544
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,337	$702
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $15 and $15 capitalized for 2019 and 2018, respectively)	$246	$220
Income taxes, net	89	30
Noncash transactions — Accrued property additions at end of period	173	275
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2019	At December 31, 2018
	(in millions)
Current Assets:
Cash and cash equivalents	$1,337	$313
Receivables —
Customer accounts receivable	501	403
Unbilled revenues	172	150
Affiliated	48	94
Other accounts and notes receivable	70	51
Accumulated provision for uncollectible accounts	(21)	(10)
Fossil fuel stock	163	141
Materials and supplies	524	546
Prepaid expenses	64	66
Other regulatory assets	204	137
Other current assets	24	18
Total current assets	3,086	1,909
Property, Plant, and Equipment:
In service	29,648	30,402
Less: Accumulated provision for depreciation	9,465	9,988
Plant in service, net of depreciation	20,183	20,414
Nuclear fuel, at amortized cost	304	324
Construction work in progress	827	1,113
Total property, plant, and equipment	21,314	21,851
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	64	65
Nuclear decommissioning trusts, at fair value	975	847
Miscellaneous property and investments	127	127
Total other property and investments	1,166	1,039
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	143	—
Deferred charges related to income taxes	241	240
Deferred under recovered regulatory clause revenues	45	116
Regulatory assets – asset retirement obligations	1,047	147
Other regulatory assets, deferred	1,788	1,240
Other deferred charges and assets	189	188
Total deferred charges and other assets	3,453	1,931
Total Assets	$29,019	$26,730
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2019	At December 31, 2018
	(in millions)
Current Liabilities:
Securities due within one year	$1	$201
Accounts payable —
Affiliated	351	364
Other	317	614
Customer deposits	99	96
Accrued taxes	167	44
Accrued interest	74	89
Accrued compensation	171	227
Asset retirement obligations	153	163
Other current liabilities	122	161
Total current liabilities	1,455	1,959
Long-term Debt	8,520	7,923
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,134	2,962
Deferred credits related to income taxes	2,001	2,027
Accumulated deferred ITCs	102	106
Employee benefit obligations	296	314
Operating lease obligations	109	—
Asset retirement obligations, deferred	3,400	3,047
Other cost of removal obligations	441	497
Other regulatory liabilities	151	69
Other deferred credits and liabilities	33	58
Total deferred credits and other liabilities	9,667	9,080
Total Liabilities	19,642	18,962
Redeemable Preferred Stock	291	291
Common Stockholder's Equity (See accompanying statements)	9,086	7,477
Total Liabilities and Stockholder's Equity	$29,019	$26,730
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2017	31	$1,222	$2,986	$2,647	$(26)	$6,829
Net income after dividends on preferred stock	—	—	—	225	—	225
Capital contributions from parent company	—	—	488	—	—	488
Other comprehensive income (loss)	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(202)	—	(202)
Other	—	—	—	—	(6)	(6)
Balance at March 31, 2018	31	1,222	3,474	2,670	(31)	7,335
Net income after dividends on preferred stock	—	—	—	259	—	259
Capital contributions from parent company	—	—	5	—	—	5
Other comprehensive income (loss)	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(200)	—	(200)
Other	—	—	1	—	—	1
Balance at June 30, 2018	31	1,222	3,480	2,729	(30)	7,401
Net income after dividends on preferred stock	—	—	—	373	—	373
Capital contributions from parent company	—	—	10	—	—	10
Other comprehensive income (loss)	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(200)	—	(200)
Balance at September 30, 2018	31	$1,222	$3,490	$2,902	$(29)	$7,585

Balance at December 31, 2018	31	$1,222	$3,508	$2,775	$(28)	$7,477
Net income after dividends on preferred stock	—	—	—	217	—	217
Capital contributions from parent company	—	—	1,236	—	—	1,236
Other comprehensive income (loss)	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(211)	—	(211)
Balance at March 31, 2019	31	1,222	4,744	2,781	(27)	8,720
Net income after dividends on preferred stock	—	—	—	296	—	296
Capital contributions from parent company	—	—	23	—	—	23
Other comprehensive income (loss)	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(211)	—	(211)
Balance at June 30, 2019	31	1,222	4,767	2,866	(26)	8,829
Net income after dividends on preferred stock	—	—	—	469	—	469
Return of capital to parent company	—	—	(2)	—	—	(2)
Other comprehensive income (loss)	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(211)	—	(211)
Balance at September 30, 2019	31	$1,222	$4,765	$3,124	$(25)	$9,086
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2019 vs. THIRD QUARTER 2018
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
On September 6, 2019, Alabama Power filed a petition for a CCN with the Alabama PSC for authorization to procure additional generating capacity through the turnkey construction of a new combined cycle facility and long-term contracts for the purchase of power from others, as well as the acquisition of an existing combined cycle facility. In addition, Alabama Power will pursue approximately 200 MWs of certain demand side management and distributed energy resource programs. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters" herein for additional information.
Alabama Power continues to focus on several key performance indicators including, but not limited to, customer satisfaction, plant availability, system reliability, and net income after dividends on preferred stock.
RESULTS OF OPERATIONS
Net Income

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$96	25.7	$125	14.6
Alabama Power's net income after dividends on preferred stock for the third quarter 2019 was $469 million compared to $373 million for the corresponding period in 2018. Alabama Power's net income after dividends on preferred stock for year-to-date 2019 was $982 million compared to $857 million for the corresponding period in 2018. These increases were primarily due to an increase in retail revenues associated with the impacts of customer bill credits issued in 2018 related to the Tax Reform Legislation as well as additional capital investments recovered through Rate CNP Compliance, partially offset by a reduction in customer usage. In addition, the increase in the third quarter 2019 was due to warmer weather compared to the corresponding period in 2018. See Note 2 to the financial statements under "Alabama Power – Rate RSE" and " – Rate CNP Compliance" in Item 8 of the Form 10-K for additional information.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Retail Revenues

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$110	6.9	$78	1.9
In the third quarter 2019, retail revenues were $1.69 billion compared to $1.58 billion for the corresponding period in 2018. For year-to-date 2019, retail revenues were $4.29 billion compared to $4.21 billion for the corresponding period in 2018.
Details of the changes in retail revenues were as follows:

	Third Quarter 2019		Year-to-Date 2019
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$1,584		$4,208
Estimated change resulting from –
Rates and pricing	119	7.4%	214	5.1%
Sales decline	(29)	(1.8)	(60)	(1.4)
Weather	33	2.1	15	0.4
Fuel and other cost recovery	(13)	(0.8)	(91)	(2.2)
Retail – current year	$1,694	6.9%	$4,286	1.9%
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2019 when compared to the corresponding periods in 2018 primarily due to the impacts of customer bill credits issued in 2018 related to the Tax Reform Legislation, as well as additional capital investments recovered through Rate CNP Compliance. See Note 2 to the financial statements under "Alabama Power – Rate RSE" and " – Rate CNP Compliance" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales decreased in the third quarter and year-to-date 2019 when compared to the corresponding periods in 2018. Weather-adjusted residential KWH sales decreased 2.1% and 2.0% in the third quarter and year-to-date 2019, respectively, and weather-adjusted commercial KWH sales decreased 2.4% in each of the third quarter and year-to-date 2019 when compared to the corresponding periods in 2018. These decreases primarily resulted from more energy-efficient residential appliances and customer initiatives in energy savings for commercial customers. Industrial KWH sales decreased 3.0% in the third quarter 2019 when compared to the corresponding period in 2018 as a result of reductions in production levels, primarily in the primary metals sector, partially offset by an increase in demand in the chemicals sector. Industrial KWH sales decreased 3.1% year-to-date 2019 when compared to the corresponding period in 2018 as a result of reductions in production levels primarily in the primary metals, paper, and chemicals sectors, partially offset by an increase in demand in the mining sector.
Revenues increased in the third quarter and year-to-date 2019 due to warmer weather in the third quarter 2019 when compared to the corresponding period in 2018.
Fuel and other cost recovery revenues decreased in the third quarter and year-to-date 2019 when compared to the corresponding periods in 2018 primarily due to a decrease in generation.
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

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wholesale Revenues – Non-Affiliates

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(3)	(4.1)	$(19)	(8.9)
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
For year-to-date 2019, wholesale revenues from sales to non-affiliates were $194 million compared to $213 million for the corresponding period in 2018. The decrease was primarily due to a 4.9% decrease in KWH sales as a result of lower demand and a 4.5% decrease in the price of energy due to lower natural gas prices in 2019 compared to the corresponding period in 2018.
Wholesale Revenues – Affiliates

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(12)	(85.7)	$(30)	(31.3)
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
In the third quarter 2019, wholesale revenues from sales to affiliates were $2 million compared to $14 million for the corresponding period in 2018. For year-to-date 2019, wholesale revenues from sales to affiliates were $66 million compared to $96 million for the corresponding period in 2018. These decreases were primarily due to reductions in KWH sales as a result of decreased availability of coal generation associated with the retirement of Plant Gorgas Units 8, 9, and 10 and a decrease in the price of energy as a result of lower natural gas prices.
Fuel and Purchased Power Expenses

	Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(46)	(12.9)	$(164)	(16.0)
Purchased power – non-affiliates	13	20.3	(16)	(9.1)
Purchased power – affiliates	4	5.8	15	10.1
Total fuel and purchased power expenses	$(29)		$(165)
In the third quarter 2019, fuel and purchased power expenses were $460 million compared to $489 million for the corresponding period in 2018. For year-to-date 2019, fuel and purchased power expenses were $1.19 billion compared to $1.35 billion for the corresponding period in 2018. These decreases were primarily due to decreases of $60 million and $110 million, respectively, in the average cost of purchased power and fuel in the third quarter and year-to-date 2019, as well as a net decrease of $25 million in the volume of KWHs purchased and generated

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(excluding hydro) for year-to-date 2019. Partially offsetting the third quarter 2019 decrease was a net increase of $31 million in the volume of KWHs purchased and generated (excluding hydro).
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
Details of Alabama Power's generation and purchased power were as follows:

	Third Quarter 2019	Third Quarter 2018	Year-to-Date 2019	Year-to-Date 2018
Total generation (in billions of KWHs)	15	16	43	47
Total purchased power (in billions of KWHs)	4	3	8	6
Sources of generation (percent) —
Coal	48	54	45	52
Nuclear	26	24	25	22
Gas	24	18	21	19
Hydro	2	4	9	7
Cost of fuel, generated (in cents per net KWH) — (a)
Coal	2.67	2.74	2.76	2.74
Nuclear	0.75	0.78	0.77	0.77
Gas	2.40	2.80	2.48	2.72
Average cost of fuel, generated (in cents per net KWH)(a)(b)	2.10	2.27	2.15	2.27
Average cost of purchased power (in cents per net KWH)(c)	4.35	5.43	4.40	5.59

(a)
For year-to-date 2018, cost of fuel and average cost of fuel, generated exclude a $30 million adjustment in accordance with an Alabama PSC accounting order. See Note 2 to the financial statements under "Alabama Power – Tax Reform Accounting Order" in Item 8 of the Form 10-K for additional information.

(b)	KWHs generated by hydro are excluded from the average cost of fuel, generated.

(c)	Average cost of purchased power includes fuel, energy, and transmission purchased by Alabama Power for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2019, fuel expense was $310 million compared to $356 million for the corresponding period in 2018. The decrease was primarily due to an 18.0% decrease in the volume of KWHs generated by coal and a 14.3% decrease in the average cost of natural gas per KWHs generated, which excludes fuel associated with tolling agreements, partially offset by a 45.8% decrease in the volume of KWHs generated by hydro and a 20.2% increase in the volume of KWHs generated by natural gas.
For year-to-date 2019, fuel expense was $0.86 billion compared to $1.03 billion for the corresponding period in 2018. The decrease was primarily due to a 26.4% increase in the volume of KWHs generated by hydro, a 20.6% decrease in the volume of KWHs generated by coal, and an 8.8% decrease in the average cost of natural gas per KWH generated, which excludes fuel associated with tolling agreements, partially offset by a 7.0% increase in the volume of KWHs generated by natural gas.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition, fuel expense increased $30 million for year-to-date 2018 in accordance with the Tax Reform Accounting Order. See Note 2 to the financial statements under "Alabama Power – Tax Reform Accounting Order" in Item 8 of the Form 10-K for additional information.
Purchased Power – Non-Affiliates
In the third quarter 2019, purchased power expense from non-affiliates was $77 million compared to $64 million for the corresponding period in 2018. The increase was primarily related to a 42% increase in the volume of KWHs purchased primarily due to warmer weather in the third quarter 2019 compared to the corresponding period in 2018, partially offset by a 15.5% decrease in the average cost per KWH purchased due to lower natural gas prices.
For year-to-date 2019, purchased power expense from non-affiliates was $160 million compared to $176 million for the corresponding period in 2018. The decrease was primarily related to a 12.6% decrease in the average cost per KWH purchased due to lower natural gas prices, partially offset by a 6% increase in the volume of KWHs purchased primarily as a result of the retirement of Plant Gorgas Units 8, 9, and 10.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
For year-to-date 2019, purchased power expense from affiliates was $164 million compared to $149 million for the corresponding period in 2018. The increase was primarily related to the availability of lower-cost generation compared to Alabama Power's owned generation and a decrease in coal generation as a result of the retirement of Plant Gorgas Units 8, 9, and 10. The increase was partially offset by a 25.2% decrease in the average cost per KWH purchased due to lower natural gas prices.
Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$8	2.0	$30	2.5
For year-to-date 2019, other operations and maintenance expenses were $1.22 billion compared to $1.19 billion for the corresponding period in 2018. This increase was primarily due to increases of $20 million in Rate CNP Compliance-related expenses, $18 million related to affiliate billing credits received in 2018, and $3 million in employee benefit expenses. These increases were partially offset by a $20 million decrease in overhead line maintenance expenses due to the timing and availability of contract labor. Operations and maintenance expenses associated with Rate CNP compliance do not have a significant impact on earnings since they are generally offset by Rate CNP revenues. See Note 2 to the financial statements under "Alabama Power – Rate CNP Compliance" in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$3	1.6	$23	4.0
For year-to-date 2019, depreciation and amortization was $593 million compared to $570 million for the corresponding period in 2018. This increase was primarily due to additional plant in service.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Income (Expense), Net

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$2	22.2	$12	50.0
For year-to-date 2019, other income (expense), net was $36 million compared to $24 million for the corresponding period in 2018. This increase was primarily due to increases in interest income from temporary cash investments and non-service cost-related pension income. See Note (H) to the Condensed Financial Statements herein for additional information.
Income Taxes

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$17	13.4	$23	8.5
In the third quarter 2019, income taxes were $144 million compared to $127 million for the corresponding period in 2018. For year-to-date 2019, income taxes were $295 million compared to $272 million for the corresponding period in 2018. These increases were primarily due to higher pre-tax earnings in the third quarter 2019 compared to the corresponding period in 2018 and the application of the Tax Reform Accounting Order in 2018. See Note 2 to the financial statements under "Alabama Power – Tax Reform Accounting Order" in Item 8 of the Form 10-K for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Alabama Power's future earnings potential. The level of Alabama Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Alabama Power's primary business of providing electric service. These factors include Alabama Power's ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently-incurred costs, including the procurement of resources outlined in the September 6, 2019 petition for a CCN filed with the Alabama PSC and recovery of related costs, during a time of increasing costs and the weak pace of growth in new customers and electricity use per customer, especially in residential and commercial markets. Earnings will also depend upon maintaining and growing sales, considering, among other things, the adoption and/or penetration rates of increasingly energy-efficient technologies and increasing volumes of electronic commerce transactions, both of which could contribute to a net reduction in customer usage. Earnings are subject to a variety of other factors. These factors include weather, competition, new energy contracts with other utilities, energy conservation practiced by customers, the use of alternative energy sources by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Alabama Power's service territory. Demand for electricity is primarily driven by the pace of economic growth that may be affected by changes in regional and global economic conditions, which may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Alabama Power in Item 7 of the Form 10-K.
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
Environmental Laws and Regulations
Water Quality
On October 22, 2019, the EPA and the U.S. Army Corps of Engineers jointly published a final rule that repealed the 2015 Waters of the United States (WOTUS) rule. This final rule will be effective December 23, 2019 and will bring all states back under the pre-2015 regulations until a new WOTUS rule is finalized. A revised definition of WOTUS is anticipated to be finalized by the end of 2019. The impact of the WOTUS rule will depend on the content of the final rule redefining WOTUS and the outcome of any associated legal challenges and cannot be determined at this time.
Coal Combustion Residuals
During 2019, Alabama Power recorded increases totaling approximately $312 million to its AROs primarily related to the CCR Rule and the related state rule based on management's completion of closure designs for all but one of its ash pond facilities. The additional estimated costs to close these ash ponds under the planned closure-in-place methodology primarily relate to cost inputs from contractor bids, internal drainage and dewatering system designs, and increases in the estimated ash volumes. The cost estimate for the remaining ash pond facility will be updated within the next 12 months and the change could be material.
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
Global Climate Issues
On July 8, 2019, the EPA published the final Affordable Clean Energy rule (ACE Rule) to repeal and replace the CPP. On September 17, 2019, the D.C. Circuit Court of Appeals dismissed litigation related to the CPP as moot. The ACE Rule requires states to develop unit-specific CO2 emission rate standards for existing coal-fired units based on heat-rate efficiency improvements. Combustion turbines, including natural gas combined cycles, are not included as affected sources in the ACE Rule. Alabama Power has ownership interests in seven coal-fired units (approximately 4,500 MWs) to which the ACE Rule is applicable. The ACE Rule is being challenged in the D.C. Circuit Court of Appeals. The ultimate impact of the ACE Rule, including the repeal and replacement of the CPP, to Alabama Power

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

will depend on state implementation plan requirements and the outcome of associated legal challenges and cannot be determined at this time.
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
Petition for Certificate of Convenience and Necessity
On September 6, 2019, Alabama Power filed a petition for a CCN with the Alabama PSC for authorization to procure additional generating capacity through the turnkey construction of a new combined cycle facility, the acquisition of an existing combined cycle facility, and long-term contracts for the purchase of power from others, as more fully described below. In addition, Alabama Power will pursue approximately 200 MWs of certain demand side management and distributed energy resource programs. This filing was predicated on the results of Alabama Power's 2019 IRP provided to the Alabama PSC, which identified an approximately 2,400-MW resource need for Alabama Power, driven by the need for additional winter reserve capacity.
The procurement of these resources is subject to the satisfaction or waiver of certain conditions, including, among other customary conditions, approval by the Alabama PSC. The completion of the Autauga Combined Cycle Acquisition (defined below) is also subject to (i) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and (ii) approval by the FERC. All regulatory approvals are expected to be obtained by the end of the third quarter 2020.
On May 8, 2019, Alabama Power entered into an Agreement for Engineering, Procurement, and Construction with Mitsubishi Hitachi Power Systems Americas, Inc. and Black & Veatch Construction, Inc. to construct an approximately 720-MW combined cycle facility at Plant Barry (Plant Barry Unit 8), which is expected to be placed in service by the end of 2023.
On September 6, 2019, Alabama Power entered into a purchase and sale agreement to acquire all of the equity interests in Tenaska Alabama II Partners, L.P. (Autauga Combined Cycle Acquisition). Tenaska Alabama II Partners, L.P. owns and operates an approximately 885-MW combined cycle generation facility in Autauga County, Alabama. The transaction is expected to close by September 1, 2020. As part of the Autauga Combined Cycle Acquisition, Alabama Power will assume an existing power sales agreement under which the full output of the generating facility remains committed to another third party for its remaining term of approximately three years. The estimated revenues from the power sales agreement are expected to offset the associated costs of operation during the remaining term.
The capital investment associated with the construction of Plant Barry Unit 8 and the Autauga Combined Cycle Acquisition is currently estimated to total approximately $1.1 billion.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Alabama Power also intends to procure through long-term PPAs approximately 640 MWs of additional generating capacity, which will consist of approximately 240 MWs of combined cycle generation expected to begin in 2020 and approximately 400 MWs of solar generation coupled with battery energy storage systems (solar/battery systems) expected to begin in 2022 through 2024. The terms of the agreements for the solar/battery systems permit Alabama Power to use the energy and retire the associated renewable energy credits (REC) in service of customers or to sell RECs, separately or bundled with energy.
Upon certification, Alabama Power expects to recover costs associated with Plant Barry Unit 8 through its Rate CNP New Plant. Additionally, Alabama Power expects to recover costs associated with the Autauga Combined Cycle Acquisition through Rate RSE during the term of the existing power sales agreement and, on expiration of the agreement, through Rate CNP New Plant. The recovery of costs associated with laws, regulations, and other such mandates directed at the utility industry are expected to be recovered through Rate CNP Compliance. Alabama Power expects to recover the capacity-related costs associated with the PPAs through its Rate CNP PPA. In addition, fuel and energy-related costs are expected to be recovered through Rate ECR. Any remaining costs associated with the Autauga Combined Cycle Acquisition and Plant Barry Unit 8 will be incorporated through the annual filing of Rate RSE. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
The ultimate outcome of these matters cannot be determined at this time.
Construction Work in Progress Accounting Order
On October 1, 2019, the Alabama PSC acknowledged that Alabama Power would begin certain limited preparatory activities associated with Plant Barry Unit 8 construction to meet the target in-service date by authorizing Alabama Power to record the related costs as CWIP prior to the issuance of an order on the CCN petition. Should a CCN not be granted and Alabama Power does not proceed with the related construction of Plant Barry Unit 8, Alabama Power may transfer those costs and any costs that directly result from the non-issuance of the CCN to a regulatory asset which would be amortized over a five-year period. If the balance of incurred costs reaches 5% of the estimated in-service cost of the total project prior to issuance of an order on the CCN petition, Alabama Power will confer with the Alabama PSC regarding the appropriateness of additional authorization.
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
In response to changing customer expectations, payment patterns, and ongoing efforts to increase overall operating efficiencies, Alabama Power has closed 40 of its 86 payment offices as of September 30, 2019. Charges associated with these activities are not expected to have a material impact on Alabama Power's financial statements.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Alabama Power in Item 7 of the Form 10-K for additional information. Alabama Power's financial condition remained stable at September 30, 2019. Alabama Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $1.5 billion for the first nine months of 2019, an increase of $82 million as compared to the first nine months of 2018. The increase in net cash provided from operating activities was primarily due to the impacts of customer bill credits issued in 2018 related to the Tax Reform Legislation and increased fuel cost recovery and materials and supplies, partially offset by fossil fuel stock purchases and the timing of vendor payments. Net cash used for investing activities totaled $1.4 billion for the first nine months of 2019 primarily related to additional capital expenditures. Net cash provided from financing activities totaled $992 million for the first nine months of 2019 primarily due to capital contributions from Southern Company and a long-term debt issuance, partially offset by a payment of common stock dividends and a long-term debt maturity. Fluctuations in cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2019 include increases of $1.6 billion in total common stockholder's equity primarily due to a $1.2 billion capital contribution from Southern Company, $1.0 billion in cash and cash equivalents, and $0.6 billion in long-term debt due to a senior note issuance in the third quarter 2019. See "Financing Activities" herein for additional information. Other significant changes include increases of $0.9 billion in regulatory assets associated with AROs and $0.5 billion in other regulatory assets, deferred and a decrease of $0.5 billion in property, plant, and equipment. These changes were primarily due to the impacts of retiring and reclassifying Plant Gorgas Units 8, 9, and 10. See Note 2 to the financial statements in Item 8 of the Form 10-K and

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note (B) to the Condensed Financial Statements herein under "Alabama Power – Environmental Accounting Order" for additional information.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power's capital requirements and contractual obligations. There are no scheduled maturities of long-term debt through September 30, 2020.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" of Alabama Power in Item 7 of the Form 10-K for additional information on Alabama Power's environmental compliance strategy.
In October 2019, Alabama Power's Board of Directors approved updates to its construction program that is currently estimated to total $2.1 billion for 2020, $1.8 billion for each of 2021, 2022, and 2023, and $1.6 billion for 2024, including amounts contingent upon approval by the Alabama PSC related to the September 6, 2019 CCN filing totaling $0.5 billion for 2020, $0.2 billion for 2021, $0.3 billion for 2022, and $0.1 billion for 2023. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Petition for Certificate of Convenience and Necessity" herein for additional information. The construction program includes capital expenditures related to contractual purchase commitments for nuclear fuel and capital expenditures covered under LTSAs. Estimated capital expenditures to comply with environmental statutes and regulations included in these amounts are approximately $80 million for each of 2020, 2021, and 2022 and approximately $100 million for each of 2023 and 2024. These estimated expenditures do not include any potential compliance costs associated with pending regulation of CO2 emissions from fossil-fuel-fired electric generating units.
Alabama Power anticipates costs associated with closure-in-place and monitoring of ash ponds in accordance with the CCR Rule, which are reflected in Alabama Power's ARO liabilities. These costs, which are expected to change, could change materially as Alabama Power continues to refine its assumptions underlying the cost estimates and evaluate the method and timing of compliance activities. These costs are currently estimated to be approximately $200 million for 2020, $217 million for 2021, $284 million for 2022, $363 million for 2023, and $386 million for 2024. See FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" herein, Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein, and Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.
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
At September 30, 2019, Alabama Power had approximately $1.34 billion of cash and cash equivalents. Committed credit arrangements with banks at September 30, 2019 were as follows:

Expires
2020	2022	2024	Total	Unused
(in millions)
$3	$525	$800	$1,328	$1,328
See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
As reflected in the table above, in May 2019 and September 2019, Alabama Power amended its $800 million and $500 million multi-year credit arrangements, which, among other things, extended the maturity dates from 2022 to 2024 and 2020 to 2022, respectively. In addition, Alabama Power increased the borrowing capacity of its $500 million credit arrangement to $525 million.
Most of these bank credit arrangements, as well as Alabama Power's term loan arrangements, contain covenants that limit debt levels and contain cross-acceleration provisions to other indebtedness (including guarantee obligations) of Alabama Power. Such cross-acceleration provisions to other indebtedness would trigger an event of default if Alabama Power defaulted on indebtedness, the payment of which was then accelerated. At September 30, 2019, Alabama Power was in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
Subject to applicable market conditions, Alabama Power expects to renew or replace its bank credit arrangements as needed prior to expiration. In connection therewith, Alabama Power may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
A portion of the unused credit with banks is allocated to provide liquidity support to Alabama Power's pollution control revenue bonds and commercial paper programs. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support was approximately $854 million as of September 30, 2019. At September 30, 2019, Alabama Power also had $87 million of fixed rate pollution control revenue bonds outstanding that were required to be reoffered within the next 12 months.
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

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of short-term borrowings were as follows:

	Short-term Debt During the Period(*)
	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)
Commercial paper	$10	2.5%	$135

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2019. No short-term debt was outstanding at September 30, 2019.
Alabama Power believes the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and operating cash flows.
Credit Rating Risk
At September 30, 2019, Alabama Power did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and/or Baa2 or below. These contracts are primarily for physical electricity purchases, fuel purchases, fuel transportation and storage, energy price risk management, and transmission. At September 30, 2019, the maximum potential collateral requirements at a rating below BBB- and/or Baa3 totaled approximately $342 million.
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
On September 12, 2019, S&P upgraded the senior unsecured long-term debt rating of Alabama Power to A from A- and maintained the negative rating outlook.
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
Financing Activities
In February 2019, Alabama Power repaid at maturity $200 million aggregate principal amount of Series Z 5.125% Senior Notes due February 15, 2019.
In September 2019, Alabama Power issued $600 million aggregate principal amount of Series 2019A 3.45% Senior Notes due October 1, 2049. The proceeds will be used for general corporate purposes, including Alabama Power's continuous construction program.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$2,567	$2,425	$6,181	$6,112
Wholesale revenues, non-affiliates	36	43	98	123
Wholesale revenues, affiliates	3	4	9	17
Other revenues	149	121	418	349
Total operating revenues	2,755	2,593	6,706	6,601
Operating Expenses:
Fuel	443	480	1,132	1,269
Purchased power, non-affiliates	151	106	393	338
Purchased power, affiliates	150	206	460	555
Other operations and maintenance	473	460	1,385	1,325
Depreciation and amortization	250	232	733	690
Taxes other than income taxes	127	118	348	332
Estimated loss on Plant Vogtle Units 3 and 4	—	—	—	1,060
Total operating expenses	1,594	1,602	4,451	5,569
Operating Income	1,161	991	2,255	1,032
Other Income and (Expense):
Interest expense, net of amounts capitalized	(103)	(95)	(304)	(303)
Other income (expense), net	36	30	113	104
Total other income and (expense)	(67)	(65)	(191)	(199)
Earnings Before Income Taxes	1,094	926	2,064	833
Income taxes	255	262	466	212
Net Income	$839	$664	$1,598	$621
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Net Income	$839	$664	$1,598	$621
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(12), $-, $(21), and $-, respectively	(35)	—	(62)	—
Reclassification adjustment for amounts included in net income, net of tax of $-, $-, $-, and $1, respectively	—	1	1	3
Total other comprehensive income (loss)	(35)	1	(61)	3
Comprehensive Income	$804	$665	$1,537	$624
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018
	(in millions)
Operating Activities:
Net income	$1,598	$621
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	887	854
Deferred income taxes	145	(185)
Allowance for equity funds used during construction	(49)	(50)
Pension, postretirement, and other employee benefits	(85)	(46)
Settlement of asset retirement obligations	(110)	(82)
Estimated loss on Plant Vogtle Units 3 and 4	—	1,060
Other, net	61	9
Changes in certain current assets and liabilities —
-Receivables	(128)	(205)
-Fossil fuel stock	(13)	70
-Prepaid income taxes	102	231
-Other current assets	(35)	(36)
-Accounts payable	(134)	109
-Accrued taxes	138	26
-Accrued compensation	(12)	(32)
-Other current liabilities	—	(111)
Net cash provided from operating activities	2,365	2,233
Investing Activities:
Property additions	(2,581)	(2,276)
Nuclear decommissioning trust fund purchases	(483)	(638)
Nuclear decommissioning trust fund sales	477	633
Cost of removal, net of salvage	(136)	(71)
Change in construction payables, net of joint owner portion	(75)	72
Payments pursuant to LTSAs	(17)	(52)
Proceeds from dispositions and asset sales	9	138
Other investing activities	13	(19)
Net cash used for investing activities	(2,793)	(2,213)
Financing Activities:
Increase (decrease) in notes payable, net	(294)	102
Proceeds —
FFB loan	835	—
Senior notes	750	—
Pollution control revenue bonds	584	—
Short-term borrowings	250	—
Capital contributions from parent company	82	2,335
Redemptions and repurchases —
Senior notes	—	(1,000)
Pollution control revenue bonds	(223)	(469)
Short-term borrowings	—	(150)
Other long-term debt	—	(100)
Payment of common stock dividends	(1,182)	(1,043)
Premiums on redemption and repurchases of senior notes	—	(152)
Other financing activities	(37)	(15)
Net cash provided from (used for) financing activities	765	(492)
Net Change in Cash, Cash Equivalents, and Restricted Cash	337	(472)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	112	852
Cash, Cash Equivalents, and Restricted Cash at End of Period	$449	$380
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $25 and $19 capitalized for 2019 and 2018, respectively)	$296	$315
Income taxes, net	45	141
Noncash transactions — Accrued property additions at end of period	589	670
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2019	At December 31, 2018
	(in millions)
Current Assets:
Cash and cash equivalents	$449	$4
Restricted cash and cash equivalents	—	108
Receivables —
Customer accounts receivable	767	591
Unbilled revenues	282	208
Under recovered fuel clause revenues	—	115
Joint owner accounts receivable	152	170
Affiliated	28	39
Other accounts and notes receivable	205	80
Accumulated provision for uncollectible accounts	(2)	(2)
Fossil fuel stock	244	231
Materials and supplies	499	519
Prepaid expenses	15	142
Other regulatory assets	270	199
Other current assets	101	70
Total current assets	3,010	2,474
Property, Plant, and Equipment:
In service	37,409	37,675
Less: Accumulated provision for depreciation	11,670	12,096
Plant in service, net of depreciation	25,739	25,579
Nuclear fuel, at amortized cost	544	550
Construction work in progress	5,690	4,833
Total property, plant, and equipment	31,973	30,962
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	51	51
Nuclear decommissioning trusts, at fair value	990	873
Miscellaneous property and investments	68	72
Total other property and investments	1,109	996
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,461	—
Deferred charges related to income taxes	520	517
Regulatory assets – asset retirement obligations	3,181	2,644
Other regulatory assets, deferred	2,763	2,258
Other deferred charges and assets	398	514
Total deferred charges and other assets	8,323	5,933
Total Assets	$44,415	$40,365
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2019	At December 31, 2018
	(in millions)
Current Liabilities:
Securities due within one year	$1,504	$617
Notes payable	250	294
Accounts payable —
Affiliated	540	575
Other	756	890
Customer deposits	282	276
Accrued taxes	498	377
Accrued interest	98	105
Accrued compensation	192	221
Operating lease obligations	143	—
Asset retirement obligations	259	202
Other regulatory liabilities	183	169
Other current liabilities	234	183
Total current liabilities	4,939	3,909
Long-term Debt	10,440	9,364
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,216	3,062
Deferred credits related to income taxes	3,079	3,080
Accumulated deferred ITCs	257	262
Employee benefit obligations	525	599
Operating lease obligations, deferred	1,287	—
Asset retirement obligations, deferred	5,680	5,627
Other deferred credits and liabilities	228	139
Total deferred credits and other liabilities	14,272	12,769
Total Liabilities	29,651	26,042
Common Stockholder's Equity (See accompanying statements)	14,764	14,323
Total Liabilities and Stockholder's Equity	$44,415	$40,365
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2017	9	$398	$7,328	$4,215	$(10)	$11,931
Net income	—	—	—	352	—	352
Capital contributions from parent company	—	—	1,476	—	—	1,476
Other comprehensive income (loss)	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(339)	—	(339)
Other	—	—	1	—	(2)	(1)
Balance at March 31, 2018	9	398	8,805	4,228	(11)	13,420
Net loss	—	—	—	(396)	—	(396)
Capital contributions from parent company	—	—	29	—	—	29
Other comprehensive income (loss)	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(352)	—	(352)
Balance at June 30, 2018	9	398	8,834	3,480	(10)	12,702
Net income	—	—	—	664	—	664
Capital contributions from parent company	—	—	836	—	—	836
Other comprehensive income (loss)	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(352)	—	(352)
Balance at September 30, 2018	9	$398	$9,670	$3,792	$(9)	$13,851

Balance at December 31, 2018	9	$398	$10,322	$3,612	$(9)	$14,323
Net income	—	—	—	311	—	311
Capital contributions from parent company	—	—	29	—	—	29
Other comprehensive income (loss)	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(394)	—	(394)
Other	—	—	(1)	—	—	(1)
Balance at March 31, 2019	9	398	10,350	3,529	(8)	14,269
Net income	—	—	—	448	—	448
Capital contributions from parent company	—	—	20	—	—	20
Other comprehensive income (loss)	—	—	—	—	(27)	(27)
Cash dividends on common stock	—	—	—	(394)	—	(394)
Other	—	—	1	(1)	—	—
Balance at June 30, 2019	9	398	10,371	3,582	(35)	14,316
Net income	—	—	—	839	—	839
Capital contributions from parent company	—	—	38	—	—	38
Other comprehensive income (loss)	—	—	—	—	(35)	(35)
Cash dividends on common stock	—	—	—	(394)	—	(394)
Other	—	—	(1)	1	—	—
Balance at September 30, 2019	9	$398	$10,408	$4,028	$(70)	$14,764
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2019 vs. THIRD QUARTER 2018
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
On June 28, 2019, Georgia Power filed a base rate case with the Georgia PSC. The filing, as modified on September 24, 2019, includes a three-year Alternate Rate Plan with requested rate increases totaling $560 million, $144 million, and $233 million effective January 1, 2020, January 1, 2021, and January 1, 2022, respectively. The ultimate outcome of this matter cannot be determined at this time. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Rate Plans" herein for additional information.
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
In the second quarter 2018, Georgia Power revised its total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4 to $8.4 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and approximately $188 million in related Customer Refunds), with respect to Georgia Power's ownership interest.
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
In March 2019, Georgia Power entered into the Amended and Restated Loan Guarantee Agreement with the DOE, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4, up to approximately $5.130 billion. At September 30, 2019, Georgia Power had a total of $3.46 billion of borrowings outstanding under the related multi-advance credit facilities.
The ultimate outcome of these matters cannot be determined at this time.
See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Nuclear Construction" and Note (F) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information.
RESULTS OF OPERATIONS
Net Income

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$175	26.4	$977	157.3
Georgia Power's net income for the third quarter 2019 was $839 million compared to $664 million for the corresponding period in 2018. The increase was primarily due to an increase in retail revenues associated with higher contributions from commercial and industrial customers with variable demand-driven pricing and warmer weather in the third quarter 2019 compared to the corresponding period in 2018.
For year-to-date 2019, net income was $1.60 billion compared to $621 million for the corresponding period in 2018. The increase was primarily due to a $1.1 billion ($0.8 billion after tax) charge in the second quarter 2018 for an estimated probable loss related to Georgia Power's construction of Plant Vogtle Units 3 and 4, an increase in retail revenues associated with higher contributions from commercial and industrial customers with variable demand-driven pricing, warmer weather in the third quarter 2019 compared to the corresponding period in 2018, and an increase in other revenues primarily related to unregulated sales. Partially offsetting the increase were higher non-fuel operations and maintenance expenses and depreciation and amortization.
Retail Revenues

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$142	5.9	$69	1.1
In the third quarter 2019, retail revenues were $2.57 billion compared to $2.43 billion for the corresponding period in 2018. For year-to-date 2019, retail revenues were $6.18 billion compared to $6.11 billion for the corresponding period in 2018.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the changes in retail revenues were as follows:

	Third Quarter 2019		Year-to-Date 2019
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$2,425		$6,112
Estimated change resulting from –
Rates and pricing	116	4.8%	177	2.9%
Sales decline	(41)	(1.7)	(52)	(0.9)
Weather	89	3.7	61	1.0
Fuel cost recovery	(22)	(0.9)	(117)	(1.9)
Retail – current year	$2,567	5.9%	$6,181	1.1%
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2019 when compared to the corresponding periods in 2018. The increases were primarily due to higher contributions from commercial and industrial customers with variable demand-driven pricing and an increase in the NCCR tariff effective January 1, 2019. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Nuclear Construction – Regulatory Matters" herein for additional information related to the NCCR tariff.
Revenues attributable to changes in sales decreased in the third quarter and year-to-date 2019 when compared to the corresponding periods in 2018. Weather-adjusted residential KWH sales decreased 1.9% and 0.3% and weather-adjusted commercial KWH sales decreased 2.0% and 1.4% in the third quarter and year-to-date 2019, respectively, primarily due to a decline in average customer usage resulting from an increase in energy saving initiatives, partially offset by customer growth. Weather-adjusted industrial KWH sales decreased 3.7% in the third quarter 2019 primarily due to decreases in the paper, textile, and chemical sectors. Weather-adjusted industrial KWH sales decreased 1.8% for year-to-date 2019 primarily due to decreases in the textile, stone, clay, and glass, and paper sectors. The decreases in weather-adjusted industrial KWH sales in the third quarter and year-to-date 2019 were partially offset by an increase in the pipeline sector.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues decreased in the third quarter and year-to-date 2019 when compared to the corresponding periods in 2018. For year-to-date 2019, the decrease was primarily due to lower generation costs. Electric rates include provisions to periodically adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Fuel Cost Recovery" of Georgia Power in Item 7 of the Form 10-K for additional information.
Wholesale Revenues – Non-Affiliates

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(7)	(16.3)	$(25)	(20.3)
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

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the third quarter 2019, wholesale revenues from sales to non-affiliates were $36 million compared to $43 million for the corresponding period in 2018. For year-to-date 2019, wholesale revenues from sales to non-affiliates were $98 million compared to $123 million for the corresponding period in 2018. The decreases for third quarter and year-to-date 2019 were primarily due to a decrease in energy revenues primarily due to lower energy prices.
Other Revenues

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$28	23.1	$69	19.8
In the third quarter 2019, other revenues were $149 million compared to $121 million for the corresponding period in 2018. For year-to-date 2019, other revenues were $418 million compared to $349 million for the corresponding period in 2018. The increases were primarily due to revenue increases of $15 million and $22 million from power delivery construction and maintenance contracts and $7 million and $18 million from unregulated sales associated with new energy conservation projects in the third quarter and year-to-date 2019, respectively. Also contributing to the increase for year-to-date 2019 were revenue increases of $9 million from OATT sales and $8 million from outdoor lighting LED conversions and sales.
Fuel and Purchased Power Expenses

	Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(37)	(7.7)	$(137)	(10.8)
Purchased power – non-affiliates	45	42.5	55	16.3
Purchased power – affiliates	(56)	(27.2)	(95)	(17.1)
Total fuel and purchased power expenses	$(48)		$(177)
In the third quarter 2019, total fuel and purchased power expenses were $744 million compared to $792 million in the corresponding period in 2018. The decrease was primarily due to a $58 million decrease related to the average cost of fuel and purchased power primarily related to lower fuel and energy prices, partially offset by a net increase of $10 million related to the volume of KWHs generated and purchased.
For year-to-date 2019, total fuel and purchased power expenses were $1.99 billion compared to $2.16 billion in the corresponding period in 2018. The decrease was primarily due to a $171 million decrease related to the average cost of fuel and purchased power primarily related to lower fuel and energy prices.
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

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of Georgia Power's generation and purchased power were as follows:

	Third Quarter 2019	Third Quarter 2018	Year-to-Date 2019	Year-to-Date 2018
Total generation (in billions of KWHs)	19	18	48	49
Total purchased power (in billions of KWHs)	8	8	23	22
Sources of generation (percent) —
Gas	46	44	47	43
Coal	31	32	26	30
Nuclear	22	22	24	25
Hydro	1	2	3	2
Cost of fuel, generated (in cents per net KWH) —
Gas	2.33	2.58	2.45	2.64
Coal	3.00	3.14	3.10	3.25
Nuclear	0.82	0.83	0.81	0.83
Average cost of fuel, generated (in cents per net KWH)	2.20	2.36	2.21	2.36
Average cost of purchased power (in cents per net KWH)(*)	4.20	4.52	4.22	4.70

(*)	Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2019, fuel expense was $443 million compared to $480 million in the corresponding period in 2018. The decrease was primarily due to a 6.8% decrease in the average cost of fuel, primarily related to lower natural gas and coal prices, partially offset by a 3.5% increase in the volume of KWHs generated, primarily due to warmer weather in the third quarter 2019 compared to the corresponding period in 2018.
For year-to-date 2019, fuel expense was $1.13 billion compared to $1.27 billion in the corresponding period in 2018. The decrease was primarily due to a 6.4% decrease in the average cost of fuel, primarily related to lower natural gas and coal prices, and a 3.0% decrease in the volume of KWHs generated, primarily due to scheduled generation outages, as well as milder weather in the first quarter 2019 compared to the corresponding period in 2018.
Purchased Power – Non-Affiliates
In the third quarter 2019, purchased power expense from non-affiliates was $151 million compared to $106 million in the corresponding period in 2018. For year-to-date 2019, purchased power expense from non-affiliates was $393 million compared to $338 million in the corresponding period in 2018. The increases were primarily due to 86.9% and 45.2% increases in the volume of KWHs purchased in the third quarter and year-to-date 2019, respectively, primarily due to warmer weather in the third quarter 2019 resulting in higher customer demand and scheduled generation outages at Georgia Power-owned generating units, partially offset by 23.2% and 21.0% decreases in the average cost per KWH purchased in the third quarter and year-to-date 2019, respectively, primarily due to lower energy prices.
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
Purchased Power – Affiliates
In the third quarter 2019, purchased power expense from affiliates was $150 million compared to $206 million in the corresponding period in 2018. For year-to-date 2019, purchased power expense from affiliates was $460 million compared to $555 million in the corresponding period in 2018. The decreases were primarily due to 25.5% and 9.7% decreases in the volume of KWHs purchased in the third quarter and year-to-date 2019, respectively, as Georgia Power units generally dispatched at a lower cost than other Southern Company system resources and 8.3% and 9.9% decreases in the average cost per KWH purchased in the third quarter and year-to-date 2019, respectively, resulting from lower energy prices.
The decreases in purchased power expense from affiliates also reflect the classification of capacity expenses of $6 million and $18 million in the third quarter and year-to-date 2019, respectively, related to PPAs with Southern Power accounted for as finance leases following the adoption of FASB ASC Topic 842, Leases (ASC 842). In 2019, these expenses are included in depreciation and amortization and interest expense, net of amounts capitalized. The decreases in the volume of KWHs purchased also include the effect of classifying purchases from Gulf Power as non-affiliate beginning January 1, 2019. See Notes (L) and (K) to the Condensed Financial Statements herein for additional information regarding Georgia Power's adoption of ASC 842 and the sale of Gulf Power, respectively.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$13	2.8	$60	4.5
In the third quarter 2019, other operations and maintenance expenses were $473 million compared to $460 million in the corresponding period in 2018. The increase reflects increases in expenses of $8 million from unregulated power delivery construction and maintenance contracts and $7 million from unregulated sales associated with new energy conservation projects.
For year-to-date 2019, other operations and maintenance expenses were $1.39 billion compared to $1.33 billion in the corresponding period in 2018. The increase reflects increases in expenses of $16 million from unregulated sales associated with new energy conservation projects, $16 million related to an adjustment for FERC fees following the conclusion of a multi-year audit of headwater benefits associated with hydro facilities, $11 million related to scheduled generation outages, $10 million related to affiliate labor billing credits received in 2018, $8 million from unregulated power delivery construction and maintenance contracts, and $8 million associated with generation maintenance. The increase was partially offset by decreases of $9 million in customer accounts and sales expenses and $8 million in employee benefit expenses.
Depreciation and Amortization

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$18	7.8	$43	6.2
In the third quarter 2019, depreciation and amortization was $250 million compared to $232 million in the corresponding period in 2018. For year-to-date 2019, depreciation and amortization was $733 million compared to

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$690 million in the corresponding period in 2018. The increases were primarily due to additional plant in service and the amortization of regulatory assets related to the retirement of certain generating units. See FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Integrated Resource Plan" herein for additional information on unit retirements.
The increases also reflect the classification of approximately $2 million and $7 million in the third quarter and year-to-date 2019, respectively, related to PPAs with Southern Power accounted for as finance leases following the adoption of ASC 842. In prior periods, the expenses related to these PPAs were included in purchased power, affiliates. See Note (L) to the Condensed Financial Statements herein for additional information regarding Georgia Power's adoption of ASC 842.
Taxes Other Than Income Taxes

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$9	7.6	$16	4.8
In the third quarter 2019, taxes other than income taxes were $127 million compared to $118 million in the corresponding period in 2018. For year-to-date 2019, taxes other than income taxes were $348 million compared to $332 million in the corresponding period in 2018. The increases reflect higher property taxes of $7 million and $21 million for the third quarter and year-to-date 2019, respectively, as a result of an increase in the assessed value of property.
Estimated Loss on Plant Vogtle Units 3 and 4

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$(1,060)	N/M
N/M - Not meaningful
In the second quarter 2018, an estimated probable loss of $1.1 billion was recorded to reflect Georgia Power's revised estimate to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Nuclear Construction" herein for additional information.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$8	8.4	$1	0.3
In the third quarter 2019, interest expense, net of amounts capitalized was $103 million compared to $95 million in the corresponding period in 2018. The increase was primarily due to a $6 million increase in interest expense associated with an increase in average outstanding long-term borrowings and the reclassification of $4 million related to PPAs with Southern Power accounted for as finance leases following the adoption of ASC 842.
For year-to-date 2019, interest expense, net of amounts capitalized was $304 million compared to $303 million in the corresponding period in 2018. The increase was primarily due the reclassification of $11 million related to PPAs with Southern Power accounted for as finance leases following the adoption of ASC 842 and a $6 million increase in interest expense associated with an increase in outstanding short-term borrowings, largely offset by a $15 million decrease in interest expense associated with a decrease in average outstanding long-term borrowings.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In prior periods, the expenses related to the PPAs with Southern Power were included in purchased power, affiliates. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings and Note (L) to the Condensed Financial Statements herein for additional information regarding Georgia Power's adoption of ASC 842.
Other Income (Expense), Net

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$6	20.0	$9	8.7
In the third quarter 2019, other income (expense), net was $36 million compared to $30 million in the corresponding period in 2018. For year-to-date 2019, other income (expense), net was $113 million compared to $104 million in the corresponding period in 2018. The increases were primarily due to $4 million and $12 million increases for the third quarter and year-to-date 2019, respectively, in non-service cost-related pension income. Partially offsetting the increase for year-to-date 2019 was a $4 million decrease in interest income from temporary cash investments. See Note (H) to the Condensed Financial Statements herein for additional information on the qualified pension plan.
Income Taxes

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(7)	(2.7)	$254	119.8
In the third quarter 2019, income taxes were $255 million compared to $262 million in the corresponding period in 2018. The decrease was primarily due to the recognition of a valuation allowance on certain state tax credit carryforwards in the third quarter 2018 and an increase in state ITCs, partially offset by higher pre-tax earnings.
For year-to-date 2019, income taxes were $466 million compared to $212 million in the corresponding period in 2018. The increase was primarily due to the reduction in pre-tax earnings (loss) in the second quarter 2018 resulting from the charge associated with Plant Vogtle Units 3 and 4 construction and higher pre-tax earnings in the third quarter 2019, partially offset by the recognition of a valuation allowance on certain state tax credit carryforwards in the third quarter 2018 and an increase in state ITCs. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K for additional information.
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
Environmental Laws and Regulations
Water Quality
On October 22, 2019, the EPA and the U.S. Army Corps of Engineers jointly published a final rule that repealed the 2015 Waters of the United States (WOTUS) rule. This final rule will be effective December 23, 2019 and will bring all states back under the pre-2015 regulations until a new WOTUS rule is finalized. A revised definition of WOTUS is anticipated to be finalized by the end of 2019. The impact of the WOTUS rule will depend on the content of the final rule redefining WOTUS and the outcome of any associated legal challenges and cannot be determined at this time.
Global Climate Issues
On July 8, 2019, the EPA published the final Affordable Clean Energy rule (ACE Rule) to repeal and replace the CPP. On September 17, 2019, the D.C. Circuit Court of Appeals dismissed litigation related to the CPP as moot. The ACE Rule requires states to develop unit-specific CO2 emission rate standards for existing coal-fired units based on heat-rate efficiency improvements. Combustion turbines, including natural gas combined cycles, are not included as affected sources in the ACE Rule. Georgia Power has ownership interests in nine coal-fired units (approximately 4,800 MWs) to which the ACE Rule is applicable. The ACE Rule is being challenged in the D.C. Circuit Court of Appeals and Georgia Power has filed a motion to intervene in the litigation in support of the rule, as have others. The ultimate impact of the ACE Rule, including the repeal and replacement of the CPP, to Georgia Power will depend on state implementation plan requirements and the outcome of associated legal challenges and cannot be determined at this time.

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
Rate Plans
On June 28, 2019, Georgia Power filed a base rate case (Georgia Power 2019 Base Rate Case) with the Georgia PSC. The filing, as modified on September 24, 2019, includes a three-year Alternate Rate Plan with requested rate increases totaling $560 million, $144 million, and $233 million effective January 1, 2020, January 1, 2021, and January 1, 2022, respectively. These increases are based on a proposed retail ROE of 10.90% and a proposed equity ratio of 56% and reflect levelized revenue requirements during the three-year period, with the exception of incremental compliance costs related to CCR AROs, Demand-Side Management programs, and adjustments to the Municipal Franchise Fee tariff.
Georgia Power has requested recovery of the proposed increases through its existing base rate tariffs as follows:

Tariff	2020	2021	2022
	(in millions)
Traditional base:
Levelized	$210	$—	$—
CCR AROs	158	139	227
ECCR	163	—	—
Demand-Side Management	12	1	1
Municipal Franchise Fee	17	3	5
Total(*)	$560	$144	$233

(*)	Totals may not add due to rounding.

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
Integrated Resource Plan
In 2016, the Georgia PSC approved Georgia Power's triennial IRP, including recovery of costs up to $99 million through June 30, 2019 to preserve nuclear generation as an option at a future generation site in Stewart County, Georgia. In 2017, the Georgia PSC approved Georgia Power's decision to suspend work at the site due to changing economics, including lower load forecasts and fuel costs. In accordance with the Georgia PSC's order, costs incurred of approximately $50 million have been recorded as a regulatory asset.
On July 16, 2019, the Georgia PSC voted to approve Georgia Power's triennial IRP (Georgia Power 2019 IRP) as modified by a stipulated agreement among Georgia Power, the staff of the Georgia PSC, and certain intervenors and further modified by the Georgia PSC.
In the Georgia Power 2019 IRP, the Georgia PSC approved the decertification and retirement of Plant Hammond Units 1 through 4 (840 MWs) and Plant McIntosh Unit 1 (142.5 MWs) effective July 29, 2019. The Georgia PSC also approved the reclassification of the remaining net book values of the Plant Hammond and Plant McIntosh units (approximately $500 million and $40 million, respectively), as well as any unusable materials and supplies inventory balances, upon retirement to a regulatory asset. Recovery of each unit's net book value will continue through December 31, 2019 as provided in the 2013 ARP. Additionally, approximately $295 million of net capitalized asset retirement costs were reclassified to a regulatory asset.
For the regulatory asset balances remaining at December 31, 2019, Georgia Power requested recovery in the Georgia Power 2019 Base Rate Case as follows: (i) the net book values of Plant Mitchell Unit 3 (approximately $8 million at September 30, 2019) and Plant McIntosh Unit 1, any unusable materials and supplies inventory, and the future generation site in Stewart County, Georgia over a three-year period ending December 31, 2022 and (ii) the net book values of Plant Hammond Units 1 through 4 over a period equal to the applicable unit's remaining useful life through 2035. The timing of recovery of the related ARO costs will be determined in the Georgia Power 2019 Base Rate Case. The ultimate outcome of these matters cannot be determined at this time.
Also in the Georgia Power 2019 IRP, the Georgia PSC approved Georgia Power's proposed environmental compliance strategy associated with ash pond and certain landfill closures and post-closure care in compliance with the CCR Rule and the related state rule. In the Georgia Power 2019 Base Rate Case, Georgia Power requested recovery of the under recovered balance of these compliance costs at December 31, 2019 (approximately $157 million at September 30, 2019) over a three-year period ending December 31, 2022 and recovery of estimated compliance costs of $277 million for 2020, $395 million for 2021, and $655 million for 2022 over three-year periods ending December 31, 2022, 2023, and 2024, respectively. The ultimate outcome of this matter cannot be determined at this time. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information regarding Georgia Power's AROs.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Additionally, the Georgia PSC rejected a request to certify approximately 25 MWs of capacity at Plant Scherer Unit 3 for the retail jurisdiction beginning January 1, 2020 following the expiration of a wholesale PPA. Georgia Power may offer such capacity in the wholesale market or to the retail jurisdiction in a future IRP. The ultimate outcome of this matter cannot be determined at this time but is not expected to have a material impact on Georgia Power's financial statements.
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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4 by the expected in-service dates of November 2021 and November 2022, respectively, is as follows:

(in billions)
Base project capital cost forecast(a)(b)	$8.0
Construction contingency estimate	0.4
Total project capital cost forecast(a)(b)	8.4
Net investment as of September 30, 2019(b)	(5.5)
Remaining estimate to complete(a)	$2.9

(a)	Excludes financing costs expected to be capitalized through AFUDC of approximately $300 million.

(b)	Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related Customer Refunds.
As of September 30, 2019, approximately $30 million of the construction contingency estimate was allocated to the base capital cost forecast for cost risks including, among other factors, attracting and retaining craft labor; adding resources for supervision, field support, project management, initial test program, and start-up; and procurement. As and when construction contingency is spent, Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.1 billion, of which $2.1 billion had been incurred through September 30, 2019.
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
As construction continues and testing and system turnover activities increase, challenges with management of contractors, subcontractors, and vendors; supervision of craft labor and related craft labor productivity, particularly in the installation of electrical and mechanical commodities, ability to attract and retain craft labor, and/or related cost escalation; procurement, fabrication, delivery, assembly, and/or installation and the initial testing and start-up, including any required engineering changes, of plant systems, structures, or components (some of which are based on new technology that only recently began initial operation in the global nuclear industry at this scale), or regional transmission upgrades, any of which may require additional labor and/or materials; or other issues could arise and change the projected schedule and estimated cost.
The April 2019 cost and schedule validation process established target values for monthly construction production and system turnover activities as part of a strategy to maintain and, where possible, build margin to the approved in-service dates. To support that strategy, monthly production and activity target values will continue to increase significantly throughout the remainder of 2019 and into 2020. To meet these increasing monthly targets, existing craft construction productivity must improve and additional craft laborers (particularly electrical and pipefitter craft labor), as well as additional supervision and other field support resources, must be retained and deployed.
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
The ultimate outcome of these matters cannot be determined at this time. However, any extension of the regulatory-approved project schedule is currently estimated to result in additional base capital costs of approximately $50 million per month, based on Georgia Power's ownership interests, and AFUDC of approximately $11 million per month. While Georgia Power is not precluded from seeking recovery of any future capital cost forecast increase, management will ultimately determine whether or not to seek recovery. Any further changes to the capital cost forecast that are not expected to be recoverable through regulated rates will be required to be charged to income and such charges could be material.
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
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

billion. At September 30, 2019, Georgia Power had recovered approximately $2.1 billion of financing costs. Financing costs related to capital costs above $4.418 billion will be recovered through AFUDC; however, Georgia Power will not record AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery. In December 2018, the Georgia PSC approved Georgia Power's request to increase the NCCR tariff by $88 million annually, effective January 1, 2019. Georgia Power expects to file on November 1, 2019 to decrease the NCCR tariff by approximately $65 million annually, effective January 1, 2020, pending Georgia PSC approval.
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
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) Georgia Power's seventeenth VCM report and modified the Vogtle Cost Settlement Agreement. The Vogtle Cost Settlement Agreement, as modified by the January 11, 2018 order, resolved the following regulatory matters related to Plant Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the amounts paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and related Customer Refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and deemed reasonable Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap and that prudence decisions on cost recovery will be made at a later date, consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC in the 2013 ARP) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that upon Unit 3 reaching commercial operation, retail base rates would be adjusted to include carrying costs on those capital costs deemed prudent in the Vogtle Cost Settlement Agreement. The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective Unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $100 million in 2018 and are estimated to have negative earnings impacts of approximately $70 million in 2019 and an aggregate of approximately $650 million from 2020 to 2022.
In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
In February 2018, Georgia Interfaith Power & Light, Inc. (GIPL) and Partnership for Southern Equity, Inc. (PSE) filed a petition appealing the Georgia PSC's January 11, 2018 order with the Fulton County Superior Court. In March 2018, Georgia Watch filed a similar appeal to the Fulton County Superior Court for judicial review of the Georgia PSC's decision and denial of Georgia Watch's motion for reconsideration. In December 2018, the Fulton County Superior Court granted Georgia Power's motion to dismiss the two appeals. On January 9, 2019, GIPL, PSE,

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and Georgia Watch filed an appeal of this decision with the Georgia Court of Appeals. On October 29, 2019, the Georgia Court of Appeals issued an opinion affirming the Fulton County Superior Court's ruling that the Georgia PSC's January 11, 2018 order was not a final, appealable decision. In addition, the Georgia Court of Appeals remanded the case to the Fulton County Superior Court to clarify its ruling as to whether the petitioners showed that review of the Georgia PSC's final order would not provide them an adequate remedy. Georgia Power believes the petitions have no merit; however, an adverse outcome in the litigation combined with subsequent adverse action by the Georgia PSC could have a material impact on Georgia Power's results of operations, financial condition, and liquidity.
The Georgia PSC has approved nineteen VCM reports covering the period through June 30, 2018, including total construction capital costs incurred through that date of $5.4 billion (before $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related Customer Refunds). On August 30, 2019, Georgia Power filed its twentieth VCM report concurrently with its twenty-first VCM report with the Georgia PSC, which requested approval of $1.2 billion of construction capital costs incurred from July 1, 2018 through June 30, 2019.
In the nineteenth VCM, the Georgia PSC deferred approval of $51.6 million of expenditures related to Georgia Power's portion of an administrative claim filed in the Westinghouse bankruptcy proceedings. On June 20, 2019, Georgia Power, acting for itself and as agent for the other Vogtle Owners, entered into a settlement agreement related to the administrative claim filed in the Westinghouse bankruptcy proceedings. Accordingly, in the twentieth/twenty-first VCM report, Georgia Power also requested approval of $21.5 million of associated expenditures previously deferred for approval by the Georgia PSC. The remaining $30.1 million deferred for approval was refunded to Georgia Power and credited to the total construction capital costs.
The ultimate outcome of these matters cannot be determined at this time.
See RISK FACTORS of Georgia Power in the Form 10-K for a discussion of certain risks associated with the licensing, construction, and operation of nuclear generating units, including potential impacts that could result from a major incident at a nuclear facility anywhere in the world.
DOE Financing
At September 30, 2019, Georgia Power had borrowed $3.46 billion related to Plant Vogtle Units 3 and 4 costs as provided through the Amended and Restated Loan Guarantee Agreement and related multi-advance credit facilities among Georgia Power, the DOE, and the FFB, which provide for borrowings of up to approximately $5.130 billion, subject to the satisfaction of certain conditions. See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information, including applicable covenants, events of default, mandatory prepayment events, and conditions to borrowing.
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
Litigation
In 2011, plaintiffs filed a putative class action against Georgia Power in the Superior Court of Fulton County, Georgia alleging that Georgia Power's collection in rates of amounts for municipal franchise fees (which fees are paid to municipalities) exceeded the amounts allowed in orders of the Georgia PSC and alleging certain state tort law claims. In 2016, the Georgia Court of Appeals reversed the trial court's previous dismissal of the case and remanded the case to the trial court. Georgia Power filed a petition for writ of certiorari with the Georgia Supreme Court, which was granted in 2017. In June 2018, the Georgia Supreme Court affirmed the judgment of the Georgia Court of Appeals and remanded the case to the trial court for further proceedings. Following a motion by Georgia Power, on February 13, 2019, the Superior Court of Fulton County ordered the parties to submit petitions to the Georgia PSC for a declaratory ruling to address certain terms the court previously held were ambiguous as used in the Georgia PSC's orders. The order entered by the Superior Court of Fulton County also conditionally certified the proposed class. In March 2019, Georgia Power and the plaintiffs filed petitions with the Georgia PSC seeking confirmation of the proper application of the municipal franchise fee schedule pursuant to the Georgia PSC's orders. On October 23, 2019, the Georgia PSC issued an order that found and concluded that Georgia Power has appropriately implemented the municipal franchise fee schedule. On March 6, 2019, Georgia Power filed a notice of appeal with the Georgia Court of Appeals regarding the Superior Court of Fulton County's February 2019 order. Georgia Power believes the plaintiffs' claims have no merit. The amount of any possible losses cannot be calculated at this time because, among other factors, it is unknown whether conditional class certification will be upheld and the ultimate composition of any class and whether any losses would be subject to recovery from any municipalities. The ultimate outcome of this matter cannot be determined at this time.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Georgia Power in Item 7 of the Form 10-K for additional information. Georgia Power's financial condition remained stable at September 30, 2019. Georgia Power intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash provided from operating activities totaled $2.4 billion for the first nine months of 2019 compared to $2.2 billion for the corresponding period in 2018. The increase was primarily due to lower customer refunds and increased fuel cost recovery, partially offset by the timing of vendor payments. Net cash used for investing activities totaled $2.8 billion for the first nine months of 2019 primarily related to installation of equipment to comply with environmental standards and construction of generation, transmission, and distribution facilities, including approximately $1.0 billion related to the construction of Plant Vogtle Units 3 and 4. Net cash provided from financing activities totaled $765 million for the first nine months of 2019 primarily due to borrowings from the FFB for construction of Plant Vogtle Units 3 and 4, issuances of senior notes, and the reoffering of pollution control revenue bonds, partially offset by payment of common stock dividends and the redemption and repurchase of pollution control revenue bonds. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2019 include an increase of $2.0 billion in long-term debt (including securities due within one year) primarily due to borrowings from the FFB for construction of Plant Vogtle Units 3 and 4, issuances of senior notes, and the reoffering of pollution control revenue bonds previously purchased and held by Georgia Power; recording $1.5 billion in operating lease right-of-use assets, net of amortization and $1.4 billion in operating lease obligations related to the adoption of ASC 842; an increase of $1.1 billion in regulatory assets primarily due to the retirement of certain generating units as approved in the Georgia Power 2019 IRP; and an increase of $1.0 billion in property, plant, and equipment to comply with environmental standards and the construction of generation, transmission, and distribution facilities, net of $835 million reclassified to regulatory assets due to unit retirements. See Notes (B) and (F) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" and "DOE Loan Guarantee Borrowings," respectively, herein for additional information regarding Plant Vogtle Units 3 and 4 and the related Amended and Restated Loan Guarantee Agreement. Also see Note (B) to the Condensed Financial Statements under "Georgia Power – Integrated Resource Plan" and Note (L) to the Condensed Financial Statements herein for additional information on the Georgia Power 2019 IRP and the adoption of ASC 842, respectively.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power's capital requirements and contractual obligations. Approximately $1.5 billion will be required through September 30, 2020 to fund maturities of long-term debt. See "Sources of Capital" herein for additional information. Also see FUTURE EARNINGS POTENTIAL – "Retail Regulatory Matters – Nuclear Construction" for additional information regarding Plant Vogtle Units 3 and 4.
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
Under the Amended and Restated Loan Guarantee Agreement, the DOE has agreed to guarantee the obligations of Georgia Power under note purchase agreements among the DOE, Georgia Power, and the FFB and related promissory notes which provide for two multi-advance term loan facilities (FFB Credit Facilities). Under the FFB Credit Facilities, Georgia Power may make term loan borrowings through the FFB in an amount up to approximately $5.130 billion, provided that total aggregate borrowings under the FFB Credit Facilities may not exceed 70% of (i) Eligible Project Costs minus (ii) approximately $1.492 billion (reflecting the amounts received by Georgia Power under the Guarantee Settlement Agreement less the Customer Refunds). At September 30, 2019, Georgia Power had borrowed $3.46 billion under the FFB Credit Facilities.
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
Georgia Power's current liabilities frequently exceed current assets because of scheduled maturities of long-term debt and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. At September 30, 2019, Georgia Power's current liabilities exceeded current assets by $1.9 billion primarily due to long-term debt that is due within one year of $1.5 billion and notes payable of $250 million.
At September 30, 2019, Georgia Power had approximately $449 million of cash and cash equivalents and a multi-year committed credit arrangement with banks totaling $1.75 billion, of which $1.73 billion was unused. In May 2019, Georgia Power amended its bank credit arrangement which, among other things, extended the maturity date from 2022 to 2024. This credit arrangement, as well as Georgia Power's term loan arrangements, contain a covenant that limits debt levels and contain a cross-acceleration provision to other indebtedness (including guarantee obligations) of Georgia Power. Such cross-acceleration provisions to other indebtedness would trigger an event of default if Georgia Power defaulted on indebtedness, the payment of which was then accelerated. At September 30, 2019, Georgia Power was in compliance with this covenant. The bank credit arrangement does not contain a material adverse change clause at the time of borrowing.
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
A portion of the $1.73 billion unused bank credit arrangement is allocated to provide liquidity support to Georgia Power's pollution control revenue bonds and commercial paper program. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of September 30, 2019 was approximately $550 million.
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
Details of short-term borrowings were as follows:

	Short-term Debt at September 30, 2019		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$—	—%	$141	2.5%	$350
Short-term bank debt	250	2.5%	250	2.7%	250
Total	$250	2.5%	$391	2.6%

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2019.
Georgia Power believes the need for working capital can be adequately met by utilizing the commercial paper program, lines of credit, short-term bank notes, and operating cash flows.
Credit Rating Risk
At September 30, 2019, Georgia Power did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, energy price risk management, transmission, and construction of new generation at Plant Vogtle Units 3 and 4.
The maximum potential collateral requirements under these contracts at September 30, 2019 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB- and/or Baa3	$89
Below BBB- and/or Baa3	$1,021
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
In June 2019, Georgia Power reoffered to the public $55 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Fifth Series 1994, which previously had been purchased and held by Georgia Power.
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

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In August 2019, Georgia Power reoffered to the public approximately $72 million aggregate principal amount of Development Authority of Bartow County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Bowen Project), First Series 2013, which previously had been purchased and held by Georgia Power.
In September 2019, Georgia Power issued $400 million aggregate principal amount of Series 2019A 2.20% Senior Notes due September 15, 2024 and $350 million aggregate principal amount of Series 2019B 2.65% Senior Notes due September 15, 2029. The proceeds were used to repay a portion of Georgia Power's short-term indebtedness and for general corporate purposes.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$251	$254	$669	$660
Wholesale revenues, non-affiliates	64	70	178	197
Wholesale revenues, affiliates	51	28	109	81
Other revenues	4	6	14	18
Total operating revenues	370	358	970	956
Operating Expenses:
Fuel	121	116	319	312
Purchased power	6	11	15	27
Other operations and maintenance	68	80	194	222
Depreciation and amortization	48	42	144	126
Taxes other than income taxes	30	28	85	83
Estimated loss on Kemper IGCC	4	1	10	45
Total operating expenses	277	278	767	815
Operating Income	93	80	203	141
Other Income and (Expense):
Interest expense, net of amounts capitalized	(17)	(19)	(52)	(59)
Other income (expense), net	4	—	15	28
Total other income and (expense)	(13)	(19)	(37)	(31)
Earnings Before Income Taxes	80	61	166	110
Income taxes	15	14	27	23
Net Income	65	47	139	87
Dividends on Preferred Stock	—	—	—	1
Net Income After Dividends on Preferred Stock	$65	$47	$139	$86
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Net Income	$65	$47	$139	$87
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $-, $-, $-, and $(1), respectively	—	—	—	(1)
Reclassification adjustment for amounts included in net income, net of tax of $-, $-, $-, and $-, respectively	—	—	1	1
Total other comprehensive income (loss)	—	—	1	—
Comprehensive Income	$65	$47	$140	$87
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018
	(in millions)
Operating Activities:
Net income	$139	$87
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	148	129
Deferred income taxes	10	420
Settlement of asset retirement obligations	(28)	(22)
Estimated loss on Kemper IGCC	12	21
Other, net	(4)	27
Changes in certain current assets and liabilities —
-Receivables	(11)	(46)
-Other current assets	18	(6)
-Accounts payable	(26)	(3)
-Accrued taxes	(12)	57
-Accrued compensation	(10)	(9)
-Other current liabilities	6	1
Net cash provided from operating activities	242	656
Investing Activities:
Property additions	(134)	(117)
Construction payables	(16)	(9)
Payments pursuant to LTSAs	(18)	(28)
Other investing activities	(30)	(16)
Net cash used for investing activities	(198)	(170)
Financing Activities:
Decrease in notes payable, net	—	(4)
Proceeds —
Senior notes	—	600
Short-term borrowings	—	300
Pollution control revenue bonds	43	—
Redemptions —
Other long-term debt	—	(900)
Short-term borrowings	—	(300)
Pollution control revenue bonds	—	(43)
Return of capital	(113)	—
Other financing activities	1	(8)
Net cash used for financing activities	(69)	(355)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(25)	131
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	293	248
Cash, Cash Equivalents, and Restricted Cash at End of Period	$268	$379
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $(1) and $- capitalized for 2019 and 2018, respectively)	$55	$57
Income taxes, net	—	(483)
Noncash transactions — Accrued property additions at end of period	20	23
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2019	At December 31, 2018
	(in millions)
Current Assets:
Cash and cash equivalents	$268	$293
Receivables —
Customer accounts receivable	45	34
Unbilled revenues	44	41
Affiliated	23	21
Other accounts and notes receivable	27	31
Fossil fuel stock	18	20
Materials and supplies	54	53
Other regulatory assets	102	116
Other current assets	9	19
Total current assets	590	628
Property, Plant, and Equipment:
In service	4,829	4,900
Less: Accumulated provision for depreciation	1,450	1,429
Plant in service, net of depreciation	3,379	3,471
Construction work in progress	109	103
Total property, plant, and equipment	3,488	3,574
Other Property and Investments	136	24
Deferred Charges and Other Assets:
Deferred charges related to income taxes	32	33
Regulatory assets – asset retirement obligations	208	143
Other regulatory assets, deferred	324	332
Accumulated deferred income taxes	141	150
Other deferred charges and assets	27	2
Total deferred charges and other assets	732	660
Total Assets	$4,946	$4,886
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2019	At December 31, 2018
	(in millions)
Current Liabilities:
Securities due within one year	$300	$40
Accounts payable —
Affiliated	63	60
Other	44	90
Accrued taxes	82	95
Accrued interest	14	15
Accrued compensation	28	38
Accrued plant closure costs	21	29
Asset retirement obligations	17	34
Other regulatory liabilities	21	12
Over recovered regulatory clause liabilities	21	14
Other current liabilities	52	28
Total current liabilities	663	455
Long-term Debt	1,316	1,539
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	392	378
Deferred credits related to income taxes	357	382
Employee benefit obligations	108	115
Asset retirement obligations, deferred	178	126
Other cost of removal obligations	189	185
Other regulatory liabilities, deferred	79	81
Other deferred credits and liabilities	25	16
Total deferred credits and other liabilities	1,328	1,283
Total Liabilities	3,307	3,277
Common Stockholder's Equity (See accompanying statements)	1,639	1,609
Total Liabilities and Stockholder's Equity	$4,946	$4,886
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2017	1	$38	$4,529	$(3,205)	$(4)	$1,358
Net loss after dividends on preferred stock	—	—	—	(7)	—	(7)
Capital contributions from parent company	—	—	2	—	—	2
Other comprehensive income (loss)	—	—	—	—	(1)	(1)
Other	—	—	—	(1)	—	(1)
Balance at March 31, 2018	1	38	4,531	(3,213)	(5)	1,351
Net income after dividends on preferred stock	—	—	—	46	—	46
Other	—	—	—	1	—	1
Balance at June 30, 2018	1	38	4,531	(3,166)	(5)	1,398
Net income after dividends on preferred stock	—	—	—	47	—	47
Return of capital to parent company	—	—	(2)	—	—	(2)
Balance at September 30, 2018	1	$38	$4,529	$(3,119)	$(5)	$1,443

Balance at December 31, 2018	1	$38	$4,546	$(2,971)	$(4)	$1,609
Net income	—	—	—	37	—	37
Return of capital to parent company	—	—	(38)	—	—	(38)
Capital contributions from parent company	—	—	2	—	—	2
Balance at March 31, 2019	1	38	4,510	(2,934)	(4)	1,610
Net income	—	—	—	37	—	37
Return of capital to parent company	—	—	(38)	—	—	(38)
Capital contributions from parent company	—	—	8	—	—	8
Balance at June 30, 2019	1	38	4,480	(2,897)	(4)	1,617
Net income	—	—	—	65	—	65
Return of capital to parent company	—	—	(43)	—	—	(43)
Balance at September 30, 2019	1	$38	$4,437	$(2,832)	$(4)	$1,639
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2019 vs. THIRD QUARTER 2018
AND
YEAR-TO-DATE 2019 vs. YEAR-TO-DATE 2018

OVERVIEW
Mississippi Power operates as a vertically integrated utility providing electric service to retail customers within its traditional service territory located within the State of Mississippi and to wholesale customers in the Southeast.
Many factors affect the opportunities, challenges, and risks of Mississippi Power's business of providing electric service. These factors include Mississippi Power's ability to maintain and grow energy sales and number of customers and to operate in a constructive regulatory environment that provides timely recovery of prudently-incurred costs. These costs include those related to projected long-term demand growth, stringent environmental standards, including CCR rules, reliability, fuel, capital and operations and maintenance expenditures, including expanding and improving transmission and distribution facilities, and restoration following major storms. Appropriately balancing required costs and capital expenditures with customer prices will continue to challenge Mississippi Power for the foreseeable future. Mississippi Power is scheduled to file a base rate case by the end of 2019 (Mississippi Power 2019 Base Rate Case).
On May 7, 2019, the FERC accepted Mississippi Power's March 28, 2019 request for a decrease in wholesale base rates under the MRA tariff as agreed upon in a settlement agreement reached with its wholesale customers (MRA Settlement Agreement) resolving all matters related to the Kemper County energy facility similar to the retail rate settlement agreement approved by the Mississippi PSC in February 2018 and reflecting the impacts of the Tax Reform Legislation. Pursuant to the MRA Settlement Agreement, wholesale base rates decreased $3.7 million annually, effective January 1, 2019. See Note 2 to the financial statements under "FERC Matters" in Item 8 of the Form 10-K for additional information.
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
Mississippi Power also continues to focus on resolution of matters related to the abandonment of the Kemper IGCC, including final disposition of the CO2 pipeline and outstanding legal proceedings and investigations.
RESULTS OF OPERATIONS
Net Income

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$18	38.3	$53	61.6
Mississippi Power's net income for the third quarter 2019 was $65 million compared to $47 million for the corresponding period in 2018. This increase was primarily due to a decrease in employee compensation and benefit expenses due to an employee attrition plan implemented in the third quarter 2018 and an increase in base rates that became effective for the first billing cycle of September 2018.
For year-to-date 2019, net income was $139 million compared to $86 million for the corresponding period in 2018. This increase was primarily due to lower charges associated with the Kemper IGCC in 2019, an increase in base rates that became effective for the first billing cycle of September 2018, and a decrease in employee compensation

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and benefits due to an employee attrition plan implemented in the third quarter 2018, partially offset by the settlement of Mississippi Power's Deepwater Horizon claim in May 2018.
Retail Revenues

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(3)	(1.2)	$9	1.4
In the third quarter 2019, retail revenues were $251 million compared to $254 million for the corresponding period in 2018. For year-to-date 2019, retail revenues were $669 million compared to $660 million for the corresponding period in 2018.
Details of the changes in retail revenues were as follows:

	Third Quarter 2019		Year-to-Date 2019
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$254		$660
Estimated change resulting from –
Rates and pricing	8	3.1%	34	5.2%
Sales decline	—	—	—	—
Weather	2	0.8	(7)	(1.1)
Fuel and other cost recovery	(13)	(5.1)	(18)	(2.7)
Retail – current year	$251	(1.2)%	$669	1.4%
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2019 when compared to the corresponding periods in 2018 primarily due to increases in PEP and ECO Plan rates that became effective for the first billing cycle of September 2018, partially offset by a new tolling arrangement accounted for as a sales-type lease effective January 2019. The year-to-date 2019 increase was also partially offset by a rate decrease related to the Kemper County energy facility that became effective for the first billing cycle of April 2018. See Note 2 to the financial statements under "Mississippi Power – Performance Evaluation Plan," " – Environmental Compliance Overview Plan," and " – Kemper County Energy Facility – Rate Recovery" in Item 8 of the Form 10-K and Note (L) to the Condensed Financial Statements herein for additional information.
Revenues attributable to changes in sales were immaterial in the third quarter and year-to-date 2019 when compared to the corresponding periods in 2018. Weather-adjusted residential KWH sales increased 0.8% and 0.9% in the third quarter and year-to-date 2019, respectively, due to increased customer usage. Weather-adjusted commercial KWH sales decreased 1.4% and 2.2% in the third quarter and year-to-date 2019, respectively, due to decreased customer usage. Industrial KWH sales decreased 2.0% and 3.0% in the third quarter and year-to-date 2019, respectively, primarily due to decreased customer usage by several large industrial customers.
Revenues associated with weather decreased for year-to-date 2019 when compared to the corresponding period in 2018 primarily due to milder weather in the first quarter 2019.
Fuel and other cost recovery revenues decreased in the third quarter and year-to-date 2019 when compared to the corresponding periods in 2018 primarily as a result of lower recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wholesale Revenues – Non-Affiliates

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(6)	(8.6)	$(19)	(9.6)
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
For year-to-date 2019, wholesale revenues from sales to non-affiliates were $178 million compared to $197 million for the corresponding period in 2018. This decrease primarily resulted from a $7 million decrease in energy prices related to lower natural gas prices, a $7 million decrease in cost-based electric tariff revenues resulting from decreased customer usage and a decrease in rates due to the MRA Settlement Agreement, and a $6 million decrease due to lower PPA capacity and energy sales. See Note (B) to the Condensed Financial Statements under "Mississippi Power – Municipal and Rural Association Tariff" herein for additional information.
Wholesale Revenues – Affiliates

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$23	82.1	$28	34.6
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
In the third quarter 2019, wholesale revenues from sales to affiliates were $51 million compared to $28 million for the corresponding period in 2018. For year-to-date 2019, wholesale revenues from sales to affiliates were $109 million compared to $81 million for the corresponding period in 2018. These increases were primarily due to a $27 million and $54 million increase in the third quarter and year-to-date 2019, respectively, associated with higher KWH sales due to the dispatch of Mississippi Power's lower cost generation resources to serve the Southern Company system's territorial load, partially offset by a $4 million and $26 million decrease in energy prices associated with lower natural gas prices in the third quarter and year-to-date 2019, respectively.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel and Purchased Power Expenses

	Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$5	4.3	$7	2.2
Purchased power	(5)	(45.5)	(12)	(44.4)
Total fuel and purchased power expenses	$—		$(5)
Total fuel and purchased power expense was $127 million for the third quarter 2019 and 2018. An $18 million net increase associated with the volume of KWHs generated and purchased was fully offset by a lower average cost of fuel.
For year-to-date 2019, total fuel and purchased power expenses were $334 million compared to $339 million for the corresponding period in 2018. The decrease was primarily due to a $29 million decrease related to the average cost of fuel and purchased power primarily due to a lower average cost of natural gas, partially offset by a $24 million net increase associated with the volume of KWHs generated and purchased.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clause.
Details of Mississippi Power's generation and purchased power were as follows:

	Third Quarter 2019	Third Quarter 2018	Year-to-Date 2019	Year-to-Date 2018
Total generation (in millions of KWHs)	5,554	4,581	14,125	12,665
Total purchased power (in millions of KWHs)	99	234	238	441
Sources of generation (percent) –
Coal	8	8	7	7
Gas	92	92	93	93
Cost of fuel, generated (in cents per net KWH) –
Coal	3.88	3.51	3.98	3.50
Gas	2.16	2.58	2.29	2.57
Average cost of fuel, generated (in cents per net KWH)	2.30	2.66	2.41	2.63
Average cost of purchased power (in cents per net KWH)	6.42	4.72	6.50	6.15
Fuel
In the third quarter 2019, fuel expense was $121 million compared to $116 million for the corresponding period in 2018. For year-to-date 2019, fuel expense was $319 million compared to $312 million for the corresponding period in 2018. These increases were due to a 21% and 12% increase in the volume of KWHs generated in the third quarter and year-to-date 2019, respectively, partially offset by a 16% and 11% decrease in the average cost of natural gas per KWH generated for the third quarter and year-to-date 2019, respectively.
Purchased Power
In the third quarter 2019, purchased power expense was $6 million compared to $11 million for the corresponding period in 2018. For year-to-date 2019, purchased power expense was $15 million compared to $27 million for the corresponding period in 2018. These decreases were primarily due to a 58% and 46% decrease in the volume of KWHs purchased due to the availability of Mississippi Power's lower-cost generation resources in the third quarter

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and year-to-date 2019, respectively, partially offset by a 36% and 6% increase in the average cost per KWH purchased in the third quarter and year-to-date 2019, respectively.
Energy purchases will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(12)	(15.0)	$(28)	(12.6)
In the third quarter 2019, other operations and maintenance expenses were $68 million compared to $80 million for the corresponding period in 2018. The decrease was primarily due to decreases of $15 million in employee compensation and benefit expenses due to an employee attrition plan implemented in the third quarter 2018.
For year-to-date 2019, other operations and maintenance expenses were $194 million compared to $222 million for the corresponding period in 2018. The decrease was primarily due to decreases of $20 million in employee compensation and benefit expenses primarily due to an employee attrition plan implemented in the third quarter 2018, $6 million related to Plant Ratcliffe waste water treatment, and $4 million related to lower amortization of previously deferred Plant Ratcliffe expenses as a result of the MRA Settlement Agreement. These decreases were partially offset by a $6 million increase related to additional overhead line maintenance and vegetation management. See Note (B) to the Condensed Financial Statements under "Mississippi Power – Municipal and Rural Association Tariff" herein for additional information.
Depreciation and Amortization

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$6	14.3	$18	14.3
In the third quarter 2019, depreciation and amortization was $48 million compared to $42 million for the corresponding period in 2018. For year-to-date 2019, depreciation and amortization was $144 million compared to $126 million for the corresponding period in 2018. These increases were primarily related to increases in amortization associated with ECO Plan regulatory assets. See Note 2 to the financial statements under "Mississippi Power – Environmental Compliance Overview Plan" in Item 8 of the Form 10-K for additional information.
Estimated Loss on Kemper IGCC

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$3	N/M	$(35)	(77.8)
N/M - Not meaningful
In the third quarter and year-to-date 2019, estimated losses on the Kemper IGCC were $4 million and $10 million, respectively, compared to $1 million and $45 million, respectively, for the corresponding periods in 2018. These charges relate to abandonment and closure activities for the mine and gasifier-related assets.
See Note 2 to the financial statements under "Mississippi Power – Kemper County Energy Facility" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Mississippi Power – Kemper County Energy Facility" herein for additional information.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Net of Amounts Capitalized

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(2)	(10.5)	$(7)	(11.9)
In the third quarter 2019, interest expense, net of amounts capitalized was $17 million compared to $19 million for the corresponding period in 2018. For year-to-date 2019, interest expense, net of amounts capitalized was $52 million compared to $59 million for the corresponding period in 2018. These decreases primarily resulted from a decrease in outstanding long-term borrowings.
Other Income (Expense), Net

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$4	N/M	$(13)	(46.4)
N/M - Not meaningful
For year-to-date 2019, other income (expense), net was $15 million compared to $28 million for the corresponding period in 2018. This decrease was primarily due to a $24 million decrease related to the settlement of Mississippi Power's Deepwater Horizon claim recorded in May 2018, partially offset by an increase of $9 million primarily due to higher interest income associated with a new tolling arrangement accounted for as a sales-type lease. See Note (L) to the Condensed Financial Statements herein and Note 3 to the financial statements under "Other Matters – Mississippi Power" in Item 8 of the Form 10-K for additional information.
Income Taxes

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$1	7.1	$4	17.4
In the third quarter 2019, income taxes were $15 million compared to $14 million for the corresponding period in 2018. For year-to-date 2019, income taxes were $27 million compared to $23 million for the corresponding period in 2018. These increases were primarily due to higher pre-tax earnings, partially offset by an increase in the flowback of excess deferred income taxes as a result of both the MRA Settlement Agreement and a new tolling arrangement accounted for as a sales-type lease.
See Note (B) to the Condensed Financial Statements under "Mississippi Power" herein for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Mississippi Power's future earnings potential. The level of Mississippi Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Mississippi Power's business of providing electric service. These factors include Mississippi Power's ability to recover its prudently-incurred costs in a timely manner during a time of increasing costs and its ability to prevail against legal challenges associated with the Kemper County energy facility. Future earnings will be driven primarily by continued customer growth and the weak pace of growth in electricity use per customer, especially in residential and commercial markets. Earnings will also depend upon maintaining and growing sales, considering, among other things, the adoption and/or penetration rates of increasingly energy-efficient technologies and increasing volumes of electronic commerce transactions, both of which could contribute to a net reduction in customer usage. Earnings are subject to a variety of other factors. These factors include weather, competition, developing new and maintaining existing energy contracts and associated load requirements with other utilities and other wholesale customers, energy conservation practiced by customers, the use of alternative energy sources by customers, the price of electricity, the price elasticity of demand, and the rate of

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

economic growth or decline in Mississippi Power's service territory. Demand for electricity is primarily driven by the pace of economic growth that may be affected by changes in regional and global economic conditions, which may impact future earnings. Mississippi Power is scheduled to file a base rate case by the end of 2019.
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
Environmental Laws and Regulations
Air Quality
On September 13, 2019, the D.C. Circuit Court of Appeals dismissed most challenges brought against the 2016 Cross-State Air Pollution Rule update (2016 CSAPR Update), including the application of the EPA's new emissions allowance budget methodology to the State of Mississippi, which had been challenged by Mississippi Power. However, the court agreed that the 2016 CSAPR Update was unlawful because it allows upwind states to continue their significant contributions to downwind air quality problems beyond statutory deadlines. Accordingly, the court remanded the 2016 CSAPR Update to the EPA. The 2016 CSAPR Update allowance budgets remain in place while the EPA considers how to address the court's remand. The ultimate outcome of this matter cannot be determined at this time.
Water Quality
On October 22, 2019, the EPA and the U.S. Army Corps of Engineers jointly published a final rule that repealed the 2015 Waters of the United States (WOTUS) rule. This final rule will be effective December 23, 2019 and will bring all states back under the pre-2015 regulations until a new WOTUS rule is finalized. A revised definition of WOTUS is anticipated to be finalized by the end of 2019. The impact of the WOTUS rule will depend on the content of the final rule redefining WOTUS and the outcome of any associated legal challenges and cannot be determined at this time.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Coal Combustion Residuals
In the second quarter 2019, Mississippi Power recorded an increase of approximately $58 million to its AROs for higher expected compliance costs related to the CCR Rule (and the related State of Alabama rule, as applicable). Approximately $49 million of the revised cost estimates are associated with an ash pond at Plant Greene County, which is jointly owned with Alabama Power. The additional estimated costs to close this ash pond under the planned closure-in-place methodology primarily relate to cost inputs from contractor bids, internal drainage and dewatering system designs, and an increase in the estimated ash volume.
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
Global Climate Issues
On July 8, 2019, the EPA published the final Affordable Clean Energy rule (ACE Rule) to repeal and replace the CPP. On September 17, 2019, the D.C. Circuit Court of Appeals dismissed litigation related to the CPP as moot. The ACE Rule requires states to develop unit-specific CO2 emission rate standards for existing coal-fired units based on heat-rate efficiency improvements. Combustion turbines, including natural gas combined cycles, are not included as affected sources in the ACE Rule. Mississippi Power has ownership interests in two coal-fired units (approximately 500 MWs) to which the ACE Rule is applicable. The ACE Rule is being challenged in the D.C. Circuit Court of Appeals. The ultimate impact of the ACE Rule, including the repeal and replacement of the CPP, to Mississippi Power will depend on state implementation plan requirements and the outcome of associated legal challenges and cannot be determined at this time.
FERC Matters
See Note 2 to the financial statements under "FERC Matters" in Item 8 of the Form 10-K for additional information.
Municipal and Rural Association Tariff
On May 7, 2019, the FERC accepted Mississippi Power's March 28, 2019 request for a decrease in wholesale base rates under the MRA tariff as agreed upon in the MRA Settlement Agreement resolving all matters related to the Kemper County energy facility similar to the retail rate settlement agreement approved by the Mississippi PSC in February 2018 and reflecting the impacts of the Tax Reform Legislation. Pursuant to the MRA Settlement Agreement, wholesale base rates decreased $3.7 million annually, effective January 1, 2019.
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
Retail Regulatory Matters
Mississippi Power's rates and charges for service to retail customers are subject to the regulatory oversight of the Mississippi PSC. Mississippi Power's rates are a combination of base rates under PEP and several separate cost recovery clauses for specific categories of costs. These separate cost recovery clauses address such items as fuel and purchased power, energy efficiency programs, ad valorem taxes, property damage, and the costs of compliance with environmental laws and regulations. Costs not addressed through one of the specific cost recovery clauses are

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expected to be recovered through Mississippi Power's base rates. Mississippi Power is scheduled to file a base rate case by the end of 2019.
See Note 2 to the financial statements under "Mississippi Power" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Mississippi Power" herein for additional information.
Environmental Compliance Overview Plan
On October 24, 2019, the Mississippi PSC approved Mississippi Power's July 9, 2019 request for a Certificate of Public Convenience and Necessity to complete certain environmental compliance projects, primarily associated with the Plant Daniel coal units co-owned 50% with Gulf Power. The total estimated cost is approximately $125 million, with Mississippi Power's share of approximately $66 million being proposed for recovery through its ECO Plan. Approximately $17 million of Mississippi Power's share is associated with ash pond closure and is reflected in Mississippi Power's ARO liabilities. See Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein for additional information on AROs and Note (C) to the Condensed Financial Statements under "Other Matters – Mississippi Power" herein for additional information on Gulf Power's ownership in Plant Daniel.
Fuel Cost Recovery
At September 30, 2019 and December 31, 2018, approximately $18 million and $8 million, respectively, of over-recovered fuel costs was included in over recovered regulatory clause liabilities on Mississippi Power's condensed balance sheet.
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
During the third quarter and year-to-date 2019, Mississippi Power recorded pre-tax charges to income of $4 million ($3 million after tax) and $10 million ($7 million after tax), respectively, primarily resulting from the abandonment and related closure activities and ongoing period costs, net of sales proceeds, for the mine and gasifier-related assets at the Kemper County energy facility. Additional closure costs for the mine and gasifier-related assets, currently estimated at up to $10 million pre-tax (excluding dismantlement costs, net of salvage), may be incurred through the first half of 2020. In addition, period costs, including, but not limited to, costs for compliance and safety, ARO accretion, and property taxes for the mine and gasifier-related assets, are estimated at $3 million for the remainder of 2019 and $2 million to $7 million annually in 2020 through 2023.
In addition, Mississippi Power constructed the CO2 pipeline for the planned transport of captured CO2 for use in enhanced oil recovery and is currently evaluating its options regarding the final disposition of the CO2 pipeline, including removal of the pipeline. This evaluation is expected to be complete by year-end 2019. If Mississippi Power ultimately decides to remove the CO2 pipeline, the cost of removal would have a material impact on Mississippi Power's financial statements.
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
In May 2018, Southern Company and Mississippi Power received a notice of dispute and arbitration demand filed by Martin Product Sales, LLC (Martin) based on two agreements, both related to Kemper IGCC byproducts for which Mississippi Power provided termination notices in 2017. Martin alleges breach of contract, breach of good faith and fair dealing, fraud and misrepresentation, and civil conspiracy and makes a claim for damages in the amount of approximately $143 million, as well as additional unspecified damages, attorney's fees, costs, and interest. A portion of the claim for damages was on behalf of Martin Transport, Inc. (Martin Transport), an affiliate of Martin. In the first quarter 2019, Mississippi Power and Southern Company filed motions to dismiss, which were denied by the arbitration panel on May 10, 2019. On September 27, 2019, Martin Transport filed a separate complaint against Mississippi Power in the Circuit Court of Kemper County, Mississippi alleging claims of fraud, negligent misrepresentation, promissory estoppel, and equitable estoppel, each arising out of the same alleged facts and circumstances that underlie Martin's arbitration demand. Martin Transport seeks compensatory damages of $5 million and punitive damages of $50 million.
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
Net cash provided from operating activities totaled $242 million for the first nine months of 2019, a decrease of $414 million as compared to the corresponding period in 2018. The decrease in net cash provided from operating activities is primarily related to higher income tax refunds in 2018 as a result of the tax abandonment of the Kemper IGCC. Net cash used for investing activities totaled $198 million for the first nine months of 2019 primarily due to gross property additions related to distribution and transmission facilities. Net cash used for financing activities totaled $69 million for the first nine months of 2019 primarily due to a return of capital to Southern Company, partially offset by $43 million of pollution control revenue bonds reoffered to the public. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant balance sheet changes for the first nine months of 2019 include a decrease of $223 million in long-term debt, primarily due to the reclassification of $300 million in unsecured senior notes to securities due within one year, partially offset by $43 million in securities reoffered to the public and $40 million in variable rate revenue bonds reclassified from securities due within one year. Other significant changes include an increase of $112 million in other property and investments, partially offset by a $71 million decrease in plant in service primarily due to a new tolling arrangement, effective January 1, 2019, accounted for as a sales-type lease; increases of $65 million in regulatory assets – asset retirement obligations and $52 million in asset retirement obligations, deferred primarily due to ARO revisions; and a decrease of $46 million in accounts payable, other. See Notes (A) and (L) to the Condensed Financial Statements herein for additional information.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power's capital requirements and contractual obligations. Approximately $300 million will be required through September 30, 2020 to fund maturities of long-term debt. See "Sources of Capital" herein for additional information.
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
Sources of Capital
Mississippi Power plans to obtain the funds to meet its future capital needs from operating cash flows, external securities issuances, borrowings from financial institutions, including commercial paper, and equity contributions from Southern Company. However, the amount, type, and timing of any future financing, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" in Item 7 of the Form 10-K for additional information.
As of September 30, 2019, Mississippi Power's current liabilities exceeded current assets by approximately $73 million primarily as a result of $300 million of long-term debt that is due within one year.
At September 30, 2019, Mississippi Power had approximately $268 million of cash and cash equivalents. In June 2019, Mississippi Power entered into a new credit arrangement of $50 million that matures in 2022 and amended its existing credit arrangements, which, among other things, extended the maturity dates from 2019 to 2022. Mississippi Power's committed credit arrangements with banks totaled $150 million at September 30, 2019, all of which was unused. A portion of the $150 million unused credit arrangements with banks is allocated to provide liquidity support to Mississippi Power's variable rate revenue bonds and commercial paper program. The amount of variable rate revenue bonds outstanding requiring liquidity support as of September 30, 2019 was approximately $40 million.
See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
All of these bank credit arrangements contain covenants that limit debt levels and typically contain cross-acceleration provisions to other indebtedness (including guarantee obligations) of Mississippi Power. Such cross-acceleration provisions to other indebtedness would trigger an event of default if Mississippi Power defaulted on

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

indebtedness, the payment of which was then accelerated. At September 30, 2019, Mississippi Power was in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowing.
Subject to applicable market conditions, Mississippi Power expects to renew or replace its credit arrangements as needed, prior to expiration. In connection therewith, Mississippi Power may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
Mississippi Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Mississippi Power and the other traditional electric operating companies. Proceeds from such issuances for the benefit of Mississippi Power are loaned directly to Mississippi Power. The obligations of each traditional electric operating company under these arrangements are several and there is no cross-affiliate credit support. Short-term borrowings are included in notes payable in the balance sheets.
Short-term debt, including the average amount and maximum amount outstanding, was immaterial at September 30, 2019 and during the three-month period ended September 30, 2019.
Mississippi Power believes the need for working capital can be adequately met by utilizing lines of credit, short-term bank notes, the commercial paper program, operating cash flows, and other cash.
Credit Rating Risk
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Credit Rating Risk" of Mississippi Power in Item 7 of the Form 10-K for additional information.
At September 30, 2019, Mississippi Power did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that have required or could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and/or Baa2 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, energy price risk management, and transmission. At September 30, 2019, the maximum potential collateral requirements at a rating below BBB- and/or Baa3 equaled approximately $269 million.
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
On August 1, 2019, Moody's upgraded Mississippi Power's senior unsecured long-term debt rating to Baa2 from Baa3 and maintained the positive rating outlook.
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

SOUTHERN POWER COMPANY
AND SUBSIDIARY COMPANIES

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$455	$496	$1,197	$1,363
Wholesale revenues, affiliates	116	134	320	326
Other revenues	3	5	10	10
Total operating revenues	574	635	1,527	1,699
Operating Expenses:
Fuel	166	190	449	511
Purchased power	26	37	82	137
Other operations and maintenance	85	94	250	278
Depreciation and amortization	120	130	357	370
Taxes other than income taxes	10	12	32	36
Asset impairment	—	36	—	155
Gain on dispositions, net	—	—	(23)	—
Total operating expenses	407	499	1,147	1,487
Operating Income	167	136	380	212
Other Income and (Expense):
Interest expense, net of amounts capitalized	(43)	(45)	(127)	(138)
Other income (expense), net	6	17	48	22
Total other income and (expense)	(37)	(28)	(79)	(116)
Earnings Before Income Taxes	130	108	301	96
Income taxes (benefit)	19	(38)	(41)	(210)
Net Income	111	146	342	306
Net income attributable to noncontrolling interests	25	54	26	71
Net Income Attributable to Southern Power	$86	$92	$316	$235
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Net Income	$111	$146	$342	$306
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(18), $(4), $(28), and $(7), respectively	(53)	(11)	(84)	(19)
Reclassification adjustment for amounts included in net income, net of tax of $15, $4, $21, and $16, respectively	45	11	64	46
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $-, $-, $-, and $-, respectively	—	—	—	1
Total other comprehensive income (loss)	(8)	—	(20)	28
Comprehensive Income	103	146	322	334
Comprehensive income attributable to noncontrolling interests	25	54	26	71
Comprehensive Income Attributable to Southern Power	$78	$92	$296	$263
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018
	(in millions)
Operating Activities:
Net income	$342	$306
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	377	394
Deferred income taxes	(122)	(337)
Utilization of federal investment tax credits	705	—
Amortization of investment tax credits	(136)	(43)
Asset impairment	—	155
Other, net	(43)	(2)
Changes in certain current assets and liabilities —
-Receivables	15	(41)
-Prepaid income taxes	33	5
-Other current assets	(3)	1
-Accounts payable	(5)	(27)
-Accrued taxes	66	256
-Other current liabilities	(8)	(1)
Net cash provided from operating activities	1,221	666
Investing Activities:
Business acquisitions, net of cash acquired	(50)	(64)
Property additions	(284)	(226)
Proceeds from dispositions and asset sales	572	—
Change in construction payables	(11)	3
Investment in unconsolidated subsidiaries	(116)	—
Payments pursuant to LTSAs	(85)	(57)
Other investing activities	10	20
Net cash provided from (used for) investing activities	36	(324)
Financing Activities:
Decrease in notes payable, net	—	(68)
Proceeds —
Short-term borrowings	—	200
Capital contributions from parent company	59	—
Redemptions —
Short-term borrowings	(100)	—
Senior notes	—	(350)
Other long-term debt	—	(420)
Return of capital	(755)	(650)
Distributions to noncontrolling interests	(125)	(86)
Capital contributions from noncontrolling interests	11	1,333
Payment of common stock dividends	(154)	(234)
Other financing activities	(6)	(15)
Net cash used for financing activities	(1,070)	(290)
Net Change in Cash, Cash Equivalents, and Restricted Cash	187	52
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	181	140
Cash, Cash Equivalents, and Restricted Cash at End of Period	$368	$192
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $11 and $14 capitalized for 2019 and 2018, respectively)	$133	$138
Income taxes, net	(612)	(102)
Noncash transactions — Accrued property additions at end of period	41	37
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2019	At December 31, 2018
	(in millions)
Current Assets:
Cash and cash equivalents	$368	$181
Receivables —
Customer accounts receivable	152	111
Affiliated	49	55
Other	41	116
Materials and supplies	190	220
Prepaid income taxes	296	25
Other current assets	38	37
Total current assets	1,134	745
Property, Plant, and Equipment:
In service	13,072	13,271
Less: Accumulated provision for depreciation	2,374	2,171
Plant in service, net of depreciation	10,698	11,100
Construction work in progress	541	430
Total property, plant, and equipment	11,239	11,530
Other Property and Investments:
Intangible assets, net of amortization of $64 and $61 at September 30, 2019 and December 31, 2018, respectively	326	345
Other investments	28	—
Total other property and investments	354	345
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	368	—
Prepaid LTSAs	145	98
Accumulated deferred income taxes	318	1,186
Income taxes receivable, non-current	32	30
Assets held for sale	600	576
Other deferred charges and assets	207	373
Total deferred charges and other assets	1,670	2,263
Total Assets	$14,397	$14,883
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At September 30, 2019	At December 31, 2018
	(in millions)
Current Liabilities:
Securities due within one year	$900	$599
Notes payable	—	100
Accounts payable —
Affiliated	79	92
Other	74	77
Accrued taxes	21	6
Accrued interest	31	36
Other current liabilities	133	121
Total current liabilities	1,238	1,031
Long-term Debt	4,060	4,418
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	117	105
Accumulated deferred ITCs	1,745	1,832
Operating lease obligations	373	—
Other deferred credits and liabilities	171	213
Total deferred credits and other liabilities	2,406	2,150
Total Liabilities	7,704	7,599
Total Stockholders' Equity (See accompanying statements)	6,693	7,284
Total Liabilities and Stockholders' Equity	$14,397	$14,883
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholders' Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2017	$3,662	$1,478	$(2)	$5,138	$1,360	$6,498
Net income attributable to Southern Power	—	121	—	121	—	121
Capital contributions from parent company	1	—	—	1	—	1
Other comprehensive income (loss)	—	—	24	24	—	24
Cash dividends on common stock	—	(78)	—	(78)	—	(78)
Capital contributions from noncontrolling interests	—	—	—	—	9	9
Distributions to noncontrolling interests	—	—	—	—	(13)	(13)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(6)	(6)
Other	—	(2)	5	3	(1)	2
Balance at March 31, 2018	3,663	1,519	27	5,209	1,349	6,558
Net income attributable to Southern Power	—	22	—	22	—	22
Return of capital to parent company	(250)	—	—	(250)	—	(250)
Capital contributions from parent company	17	—	—	17	—	17
Other comprehensive income (loss)	—	—	4	4	—	4
Cash dividends on common stock	—	(78)	—	(78)	—	(78)
Capital contributions from noncontrolling interests	—	—	—	—	22	22
Distributions to noncontrolling interests	—	—	—	—	(29)	(29)
Net income attributable to noncontrolling interests	—	—	—	—	23	23
Sale of noncontrolling interests	(407)	—	—	(407)	1,690	1,283
Other	—	1	—	1	1	2
Balance at June 30, 2018	3,023	1,464	31	4,518	3,056	7,574
Net income attributable to Southern Power	—	92	—	92	—	92
Return of capital to parent company	(415)	—	—	(415)	—	(415)
Cash dividends on common stock	—	(78)	—	(78)	—	(78)
Capital contributions from noncontrolling interests	—	—	—	—	123	123
Distributions to noncontrolling interests	—	—	—	—	(45)	(45)
Net income attributable to noncontrolling interests	—	—	—	—	54	54
Sale of noncontrolling interests	(4)	—	—	(4)	—	(4)
Balance at September 30, 2018	$2,604	$1,478	$31	$4,113	$3,188	$7,301

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholders' Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2018	$1,600	$1,352	$16	$2,968	$4,316	$7,284
Net income attributable to Southern Power	—	56	—	56	—	56
Capital contributions from parent company	1	—	—	1	—	1
Other comprehensive income (loss)	—	—	(4)	(4)	—	(4)
Cash dividends on common stock	—	(51)	—	(51)	—	(51)
Capital contributions from noncontrolling interests	—	—	—	—	3	3
Distributions to noncontrolling interests	—	—	—	—	(41)	(41)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(29)	(29)
Other	(1)	(1)	—	(2)	1	(1)
Balance at March 31, 2019	1,600	1,356	12	2,968	4,250	7,218
Net income attributable to Southern Power	—	174	—	174	—	174
Return of capital to parent company	(505)	—	—	(505)	—	(505)
Capital contributions from parent company	7	—	—	7	—	7
Other comprehensive income (loss)	—	—	(8)	(8)	—	(8)
Cash dividends on common stock	—	(52)	—	(52)	—	(52)
Capital contributions from noncontrolling interests	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	(47)	(47)
Net income attributable to noncontrolling interests	—	—	—	—	29	29
Other	—	1	—	1	(1)	—
Balance at June 30, 2019	1,102	1,479	4	2,585	4,233	6,818
Net income attributable to Southern Power	—	86	—	86	—	86
Return of capital to parent company	(250)	—	—	(250)	—	(250)
Capital contributions from parent company	53	—	—	53	—	53
Other comprehensive income (loss)	—	—	(8)	(8)	—	(8)
Cash dividends on common stock	—	(51)	—	(51)	—	(51)
Capital contributions from noncontrolling interests	—	—	—	—	63	63
Distributions to noncontrolling interests	—	—	—	—	(43)	(43)
Net income attributable to noncontrolling interests	—	—	—	—	25	25
Balance at September 30, 2019	$905	$1,514	$(4)	$2,415	$4,278	$6,693
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2019 vs. THIRD QUARTER 2018
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
In the second quarter 2019, Southern Power completed the sale of its equity interests in Nacogdoches Power, LLC, the owner of an approximately 115-MW biomass facility located in Nacogdoches County, Texas, to Austin Energy, for a cash purchase price of approximately $461 million.
In the third quarter 2019, Southern Power completed a transaction to acquire a majority interest in DSGP, an affiliate of Bloom Energy that owns and operates fuel cell generation facilities, for a total purchase price of approximately $166 million.
In November 2018, Southern Power entered into an agreement with Northern States Power (a subsidiary of Xcel) to sell all of its equity interests in Plant Mankato for an aggregate purchase price of approximately $650 million, subject to certain state commission approvals. On September 27, 2019, the Minnesota Public Utilities Commission denied approval of the transaction. A newly-formed subsidiary of Xcel has agreed to purchase all of the equity interests in Plant Mankato subject to FERC approval and other customary conditions to closing. The transaction is expected to close by January 20, 2020. If the transaction does not close by this date, either party may terminate the transaction, which would result in the payment of a termination fee to Southern Power of up to $25 million. The ultimate outcome of this matter cannot be determined at this time.
During the nine months ended September 30, 2019, Southern Power continued construction of the 100-MW Wildhorse Mountain and the 200-MW Reading wind facilities. Subsequent to September 30, 2019, Southern Power acquired the 136-MW Skookumchuck wind facility and is continuing construction. See FUTURE EARNINGS POTENTIAL – "Construction Projects" herein for additional information.
At September 30, 2019, Southern Power's average investment coverage ratio for its generating assets (including Plant Mankato), based on the ratio of investment under contract to total investment using the respective generation facilities' net book value (or expected in-service value for facilities under construction) as the investment amount, was 93% through 2023 and 91% through 2028, with an average remaining contract duration of approximately 15 years.
Southern Power continues to focus on several key performance indicators, including, but not limited to, peak season equivalent forced outage rate, contract availability, and net income.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net Income Attributable to Southern Power

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(6)	(6.5)	$81	34.5
Net income attributable to Southern Power for the third quarter 2019 was $86 million compared to $92 million for the corresponding period in 2018. The decrease is primarily due to PPA capacity revenue decreases from the dispositions of Plant Oleander and Plant Stanton Unit A (together, the Florida Plants) in 2018 and Plant Nacogdoches in the second quarter 2019 totaling approximately $20 million and reductions in net income of approximately $10 million, net, related to the SP Wind tax equity partnership entered into in 2018, partially offset by a $27 million wind turbine equipment impairment charge in 2018.
Net income attributable to Southern Power for year-to-date 2019 was $316 million compared to $235 million for the corresponding period in 2018. The increase is primarily due to net impacts from the dispositions of the Florida Plants in 2018 and Plant Nacogdoches in the second quarter 2019 (including an asset impairment charge in 2018 and gains on sale in 2019, partially offset by PPA capacity revenue decreases in 2019) totaling approximately $142 million, a $27 million wind turbine equipment impairment charge in 2018, and net gains totaling $25 million from a litigation settlement relating to the Roserock solar facility and sales of wind equipment. These increases were partially offset by $65 million in state income tax benefits recorded in 2018 arising from the reorganization of Southern Power's legal entities that own and operate certain solar facilities and reductions in net income of approximately $54 million related to the SP Wind tax equity partnership entered into in 2018.
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
Operating Revenues

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(61)	(9.6)	$(172)	(10.1)
Total operating revenues include PPA capacity revenues, which are derived primarily from long-term contracts involving natural gas facilities and a biomass generating facility (through the second quarter 2019 sale of Plant Nacogdoches), and PPA energy revenues from Southern Power's generation facilities. To the extent Southern Power has capacity not contracted under a PPA, it may sell power into an accessible wholesale market, or, to the extent those generation assets are part of the FERC-approved IIC, it may sell power into the power pool.
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

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Solar and Wind Energy Revenue
Southern Power's energy sales from solar and wind generating facilities are predominantly through long-term PPAs that do not have capacity revenue. Customers either purchase the energy output of a dedicated renewable facility through an energy charge or pay a fixed price related to the energy generated from the respective facility and sold to the grid. As a result, Southern Power's ability to recover fixed and variable operations and maintenance expenses is dependent upon the level of energy generated from these facilities, which can be impacted by weather conditions, equipment performance, transmission constraints, and other factors.
See FUTURE EARNINGS POTENTIAL – "Power Sales Agreements" herein for additional information regarding Southern Power's PPAs.
Details of Southern Power's operating revenues were as follows:

	Third Quarter 2019	Third Quarter 2018	Year-to-Date 2019	Year-to-Date 2018
	(in millions)
PPA capacity revenues	$131	$168	$384	$450
PPA energy revenues	339	336	857	892
Total PPA revenues	470	504	1,241	1,342
Non-PPA revenues	101	126	276	347
Other revenues	3	5	10	10
Total operating revenues	$574	$635	$1,527	$1,699
In the third quarter 2019, total operating revenues were $574 million, reflecting a $61 million, or 10%, decrease from the corresponding period in 2018. The decrease in operating revenues was primarily due to the following:

•
PPA capacity revenues decreased $37 million, or 22%, primarily due to the sales of the Florida Plants in December 2018 and Plant Nacogdoches in June 2019. In addition, the change reflects a reduction of $15 million from the contractual expiration of an affiliate natural gas PPA, partially offset by a $13 million increase in new PPA capacity revenues from existing gas facilities.

•
PPA energy revenues increased $3 million, or 1%, due to a $15 million increase in sales primarily driven by the volume of KWHs generated by solar and wind facilities, partially offset by a $12 million decrease in sales from natural gas facilities primarily driven by a decrease in the average cost of fuel and purchased power.

•	Non-PPA revenues decreased $25 million, or 20%, due to a $15 million decrease in the volume of KWHs sold through short-term sales and a $10 million decrease in the market price of energy.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For year-to-date 2019, total operating revenues were $1.5 billion, reflecting a $172 million, or 10%, decrease from the corresponding period in 2018. The decrease in operating revenues was primarily due to the following:

•
PPA capacity revenues decreased $66 million, or 15%, primarily due to the sales of the Florida Plants in December 2018 and Plant Nacogdoches in June 2019. In addition, the change reflects a reduction of $20 million from the contractual expiration of an affiliate natural gas PPA, offset by a $26 million increase in new PPA capacity revenues from existing natural gas facilities.

•
PPA energy revenues decreased $35 million, or 4%, primarily due to a $42 million decrease in sales from natural gas facilities primarily driven by a $66 million decrease in the average cost of fuel and purchased power, partially offset by a $24 million increase in the volume of KWHs sold due to increased customer load.

•	Non-PPA revenues decreased $71 million, or 20%, primarily due to a $52 million decrease in the volume of KWHs sold through short-term sales and an $18 million decrease in the market price of energy.
Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	Third Quarter 2019	Third Quarter 2018	Year-to-Date 2019	Year-to-Date 2018
	(in billions of KWHs)
Generation	13.8	13.3	35.7	35.3
Purchased power	0.8	0.9	2.5	3.1
Total generation and purchased power	14.6	14.2	38.2	38.4

Total generation and purchased power, excluding solar, wind, and tolling agreements	8.6	8.2	22.3	22.2
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
Details of Southern Power's fuel and purchased power expenses were as follows:

	Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(24)	(12.6)	$(62)	(12.1)
Purchased power	(11)	(29.7)	(55)	(40.1)
Total fuel and purchased power expenses	$(35)		$(117)

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the third quarter 2019, total fuel and purchased power expenses decreased $35 million, or 15%, compared to the corresponding period in 2018. Fuel expense decreased $24 million due to a $38 million decrease in the average cost of fuel per KWH generated, partially offset by a $14 million increase associated with the volume of KWHs generated. Purchased power expense decreased $11 million due to an $8 million decrease associated with the volume of KWHs purchased and a $3 million decrease associated with the average cost of purchased power.
For year-to-date 2019, total fuel and purchased power expenses decreased $117 million, or 18%, compared to the corresponding period in 2018. Fuel expense decreased $62 million due to a $78 million decrease in the average cost of fuel per KWH generated, partially offset by a $16 million increase associated with the volume of KWHs generated. Purchased power expense decreased $55 million due to a $28 million decrease associated with the average cost of purchased power and a $27 million decrease associated with the volume of KWHs purchased.
Other Operations and Maintenance Expenses

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(9)	(9.6)	$(28)	(10.1)
In the third quarter 2019, other operations and maintenance expenses were $85 million compared to $94 million for the corresponding period in 2018. The decrease was primarily due to lower scheduled outage and maintenance expenses and a gain on the sale of wind turbine equipment.
For year-to-date 2019, other operations and maintenance expenses were $250 million compared to $278 million for the corresponding period in 2018. The decrease was primarily due to gains totaling $17 million on the sale of wind turbine equipment, lower scheduled outage and maintenance expenses, and the recovery of legal costs related to the Roserock litigation settlement in the first quarter 2019.
See Note (K) to the Condensed Financial Statements under "Southern Power – Development Projects" herein for additional information on the sale of wind turbine equipment. Also see Note (C) to the Condensed Financial Statements under "General Litigation Matters – Southern Power" herein for additional information on the Roserock solar facility litigation settlement.
Asset Impairment

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(36)	(100.0)	$(155)	(100.0)
In the second quarter 2018, a $119 million asset impairment charge was recorded in anticipation of the sale of the Florida Plants. In addition, in the third quarter 2018, a $36 million asset impairment charge was recorded on wind turbine equipment held for development projects. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Power – Sale of Natural Gas Plants" and Note (K) to the Condensed Financial Statements under "Southern Power – Development Projects" herein for additional information.
Gain on Dispositions, net
In the second quarter 2019, the sale of Plant Nacogdoches resulted in a $23 million gain. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Income (Expense), net

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(11)	N/M	$26	N/M
N/M - Not meaningful
In the third quarter 2019, other income (expense), net was $6 million compared to $17 million for the corresponding period in 2018. The decrease was primarily due to a $14 million gain from a joint-development wind project in 2018, which was attributable to Southern Power's partner in the project and fully offset within noncontrolling interests.
For year-to-date 2019, other income (expense), net was $48 million compared to $22 million for the corresponding period in 2018. The increase was primarily due to a $36 million gain arising from the settlement of litigation related to the Roserock solar facility in the second quarter 2019, partially offset by a $14 million gain from a joint-development wind project in 2018, which was attributable to Southern Power's partner in the project and fully offset within noncontrolling interests. See Note (C) to the Condensed Financial Statements under "General Litigation Matters – Southern Power" herein for additional information regarding the litigation settlement.
Income Taxes (Benefit)

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$57	150.0	$169	80.5
In the third quarter 2019, income tax expense was $19 million compared to a $38 million benefit for the corresponding period in 2018. This change was primarily due to a $25 million reduction of tax benefits from wind PTCs primarily as a result of the 2018 sale of a noncontrolling tax equity interest in SP Wind, a $13 million increase in income tax expense as a result of higher pre-tax earnings, and $11 million in tax benefits recorded in 2018 related to changes in state apportionment rates following the reorganization of Southern Power's legal entities that own and operate certain wind facilities.
For year-to-date 2019, income tax benefit was $41 million compared to $210 million for the corresponding period in 2018. This change was primarily due to a $105 million reduction of tax benefits from wind PTCs primarily following the sale of a noncontrolling tax equity interest in SP Wind, $65 million in tax benefits related to changes in state apportionment rates following the 2018 reorganizations of certain legal entities, and a $63 million increase in income tax expense as a result of higher pre-tax earnings, partially offset by a $75 million tax benefit resulting from the recognition of deferred ITCs remaining from the original construction of Plant Nacogdoches.
See Note (G) to the Condensed Financial Statements herein for additional information.
Net Income Attributable to Noncontrolling Interests

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(29)	(53.7)	$(45)	(63.4)
In the third quarter 2019, net income attributable to noncontrolling interests was $25 million compared to $54 million for the corresponding period in 2018. The decrease was primarily due to an allocation of approximately $22 million of losses attributable to noncontrolling interests related to the tax equity partnerships entered into in 2018.
For year-to-date 2019, net income attributable to noncontrolling interests was $26 million compared to $71 million for the corresponding period in 2018. The decrease was primarily due to $70 million of losses attributable to

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

noncontrolling interests related to the tax equity partnerships entered into in 2018, partially offset by an allocation of approximately $29 million of income to the noncontrolling interest partner related to the Roserock solar facility litigation settlement.
See Notes 1 and 7 to the financial statements in Item 8 of the Form 10-K under "General" and "Southern Power," respectively, and Note (E) to the Condensed Financial Statements under "Southern Power – Consolidated Variable Interest Entities" herein for additional information regarding the tax equity partnerships. See Note (C) to the Condensed Financial Statements under "General Litigation Matters – Southern Power" herein for additional information regarding the Roserock solar facility litigation settlement.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Power's future earnings potential. Future earnings potential will be impacted by the sales of noncontrolling interests in renewable facilities and the Florida Plants in 2018, the sale of Plant Nacogdoches in the second quarter 2019, and the pending sale of Plant Mankato expected to close by January 20, 2020. The level of Southern Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Power's competitive wholesale business. These factors include: Southern Power's ability to achieve sales growth while containing costs; regulatory matters; creditworthiness of customers; total generating capacity available in Southern Power's market areas; the successful remarketing of capacity as current contracts expire; and Southern Power's ability to execute its growth strategy through the development or acquisition of renewable facilities and other energy projects.
In the second quarter 2019, Southern Power completed the sale of its equity interests in Nacogdoches Power, LLC, the owner of an approximately 115-MW biomass facility located in Nacogdoches County, Texas, to Austin Energy, for a cash purchase price of approximately $461 million. The pre-tax income related to Plant Nacogdoches was $16 million and $20 million for the nine months ended September 30, 2019 and 2018, respectively.
In the third quarter 2019, Southern Power completed a transaction to acquire a majority interest in DSGP, an affiliate of Bloom Energy that owns and operates fuel cell generation facilities, for a total purchase price of approximately $166 million. Pre-tax income for this project was immaterial for the three months ended September 30, 2019. See Notes (E) and (K) to the Condensed Financial Statements under "Southern Power" and "Southern Power – Development Projects," respectively, herein for additional information.
In November 2018, Southern Power entered into an agreement with Northern States Power (a subsidiary of Xcel) to sell all of its equity interests in Plant Mankato for an aggregate purchase price of approximately $650 million, subject to certain state commission approvals. On September 27, 2019, the Minnesota Public Utilities Commission denied approval of the transaction. A newly-formed subsidiary of Xcel has agreed to purchase all of the equity interests in Plant Mankato subject to FERC approval and other customary conditions to closing. The transaction is expected to close by January 20, 2020. If the transaction does not close by this date, either party may terminate the transaction, which would result in the payment of a termination fee to Southern Power of up to $25 million. The ultimate outcome of this matter cannot be determined at this time. Pre-tax income for Plant Mankato was immaterial for both the nine months ended September 30, 2019 and 2018.
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
Environmental Laws and Regulations
Water Quality
On October 22, 2019, the EPA and the U.S. Army Corps of Engineers jointly published a final rule that repealed the 2015 Waters of the United States (WOTUS) rule. This final rule will be effective December 23, 2019 and will bring all states back under the pre-2015 regulations until a new WOTUS rule is finalized. A revised definition of WOTUS is anticipated to be finalized by the end of 2019. The impact of the WOTUS rule will depend on the content of the final rule redefining WOTUS and the outcome of any associated legal challenges and cannot be determined at this time.
Acquisitions
During the third quarter 2019, Southern Power acquired a controlling interest in the fuel cell generation facility listed below. Acquisition-related costs were expensed as incurred and were not material.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Southern Power Percentage Ownership	COD	PPA Counterparty	PPA Remaining Period
DSGP(a)	Fuel Cell	28	Delaware	100% of Class B	N/A(b)	Delmarva Power & Light	15 years

(a)
During the second and third quarters 2019, Southern Power made a total investment of approximately $166 million in DSGP and now holds a controlling interest and consolidates 100% of DSGP's operating results. Southern Power records net income attributable to noncontrolling interests for approximately 10 MWs of the facility.

(b)	Approximately 18 MWs of the 28-MW facility was repowered between June and August 2019.
Construction Projects
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Acquisitions" and "Construction Projects" of Southern Power in Item 7 of the Form 10-K and FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" herein for additional information.
During the nine months ended September 30, 2019, Southern Power completed construction of and placed in service the 385-MW Plant Mankato expansion and continued construction of the Wildhorse Mountain and Reading facilities. Total aggregate construction costs, excluding acquisition costs, are expected to be between $405 million and $450 million for the two facilities under construction. At September 30, 2019, total costs of construction incurred for these projects were $337 million and are included in CWIP. The ultimate outcome of these matters cannot be determined at this time.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Expected COD	PPA Counterparties	PPA Contract Period
Projects Completed During the Nine Months Ended September 30, 2019
Mankato expansion(a)	Natural Gas	385	Mankato, MN	May 2019	Northern States Power Company	20 years
Projects Under Construction as of September 30, 2019
Wildhorse Mountain(b)	Wind	100	Pushmataha County, OK	Fourth quarter 2019	Arkansas Electric Cooperative	20 years
Reading(c)	Wind	200	Osage and Lyon Counties, KS	Second quarter 2020	Royal Caribbean Cruises LTD	12 years

(a)
Southern Power has an agreement with a subsidiary of Xcel to sell all of its equity interests in Plant Mankato, including the expansion. The transaction is subject to FERC approval and is expected to close by January 20, 2020. The expansion unit started providing energy under a PPA with Northern States Power on June 1, 2019.

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

Subsequent to September 30, 2019, Southern Power purchased 100% of the membership interests of the 136-MW Skookumchuck wind facility located in Lewis and Thurston Counties, Washington from the joint development arrangement with Renewable Energy Systems Americas, Inc. and is continuing construction. The facility's output is contracted under a 20-year PPA with Puget Sound Energy, Inc. Upon commercial operation, which is expected to occur in the first quarter 2020, Southern Power may enter into a tax equity partnership as the Class B member and, shortly thereafter, sell a noncontrolling interest in these Class B membership interests to another partner. The ultimate outcome of this matter cannot be determined at this time.
Development Projects
See Note 15 to the financial statements under "Southern Power – Development Projects" in Item 8 of the Form 10-K for additional information.
Southern Power continues to evaluate and refine the deployment of wind turbine equipment purchased in 2016 and 2017 to potential joint development and construction projects as well as the amount of MW capacity to be constructed. During 2019, certain wind turbine equipment was sold, resulting in gains totaling approximately $17 million.
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
Southern Power indirectly owns a 51% membership interest in RE Roserock LLC (Roserock), the owner of the Roserock facility in Pecos County, Texas. Prior to the facility being placed in service in 2016, certain solar panels were damaged during installation by the construction contractor, McCarthy Building Companies, Inc. (McCarthy), and certain solar panels were damaged by a hail event that also occurred during construction. In connection therewith, Southern Power withheld payment of approximately $26 million to the construction contractor, which placed a lien on the Roserock facility for the same amount. In 2017, Roserock filed a lawsuit in the state district court in Pecos County, Texas against XL Insurance America, Inc. and North American Elite Insurance Company seeking recovery from an insurance policy for damages resulting from the hail event and McCarthy's installation practices. In June 2018, the court granted Roserock's motion for partial summary judgment, finding that the insurers were in breach of contract and in violation of the Texas Insurance Code for failing to pay any monies owed for the hail claim. Separate lawsuits were filed between Roserock and McCarthy, as well as other parties, and that litigation was consolidated in the U.S. District Court for the Western District of Texas. On April 18, 2019, Roserock and the parties to the state and federal lawsuits executed a settlement agreement and mutual release that resolved both lawsuits. Following execution of the agreement, the lawsuits were dismissed, Southern Power paid McCarthy the amounts previously withheld, and McCarthy released its lien. As part of the settlement, Roserock received funds that covered all related legal costs, damages, and the replacement costs of certain solar panels. Funds received by Southern Power in excess of the initial replacement costs were recognized as a gain and included in other income (expense), net, with a portion allocated to noncontrolling interests. As a result, Southern Power recognized a $12 million after-tax gain in the second quarter 2019.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Southern Power in Item 7 of the Form 10-K for additional information. Southern Power's financial condition remained stable at September 30, 2019. Southern Power intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements as needed to meet future capital and liquidity needs. See "Sources of Capital" herein for additional information on lines of credit.
Southern Power also utilizes tax equity partnerships, where the tax partner takes significantly all of the federal tax benefits, as a financing source. These tax equity partnerships are consolidated in Southern Power's financial statements and are accounted for using HLBV methodology to allocate partnership gains and losses. During the first nine months of 2019, Southern Power did not receive any material tax equity funding amounts. See Note 1 to the

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

financial statements under "Hypothetical Liquidation at Book Value" in Item 8 of the Form 10-K for additional information on the HLBV methodology.
Net cash provided from operating activities totaled $1.2 billion for the first nine months of 2019 compared to $666 million for the first nine months of 2018. The increase in net cash provided from operating activities was primarily due to the utilization of federal ITCs of $705 million in 2019. Net cash provided from investing activities totaled $36 million for the first nine months of 2019 primarily due to proceeds from the disposition of Plant Nacogdoches and wind equipment sales, largely offset by Southern Power's investment in DSGP and ongoing construction activities. Net cash used for financing activities totaled $1.1 billion for the first nine months of 2019 primarily due to returns of capital to Southern Company, common stock dividends, the repayment of a short-term bank loan, and distributions to noncontrolling interests. Cash flows from financing activities may vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2019 include a $271 million increase in prepaid income taxes and an $868 million decrease in accumulated deferred income tax assets related to the utilization of tax credits for the 2019 tax year, a $402 million decrease in plant in service primarily as a result of the sale of Plant Nacogdoches, partially offset by the acquisition of DSGP, a $368 million increase in operating lease right-of-use assets along with a corresponding increase in operating lease obligations of $373 million due to the adoption of ASU No. 2016-02, Leases (Topic 842), and a $591 million decrease in stockholder's equity primarily due to returns of capital to Southern Company. See Note (K) under "Southern Power" and Note (L) to the Condensed Financial Statements herein for additional information.
See FUTURE EARNINGS POTENTIAL – "Construction Projects" herein for additional information.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Power in Item 7 of the Form 10-K for a description of Southern Power's capital requirements and contractual obligations. Approximately $900 million will be required through September 30, 2020 to fund maturities of long-term debt. See "Sources of Capital" herein for additional information.
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
As of September 30, 2019, Southern Power had cash and cash equivalents of approximately $368 million.
Southern Power's commercial paper program is used to finance acquisition and construction costs related to electric generating facilities and for general corporate purposes, including maturing debt.
Southern Power had no short-term loans or commercial paper outstanding during the three-month period ended September 30, 2019.
In May 2019, Southern Power amended and restated its committed credit facility (Facility) to extend the maturity date to 2024 and decrease the borrowing capacity from $750 million to $600 million. At September 30, 2019, $9 million of the Facility had been used for letters of credit and $591 million remains unused. Proceeds from the Facility may be used for working capital and general corporate purposes as well as liquidity support for Southern Power's commercial paper program. Subject to applicable market conditions, Southern Power expects to renew or replace the Facility, as needed, prior to expiration. In connection therewith, Southern Power may extend the maturity date and/or increase or decrease the lending commitment thereunder. See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
The Facility contains a covenant that limits the ratio of debt to capitalization (as defined in the Facility) to a maximum of 65% and contains a cross-default provision that is restricted only to indebtedness of Southern Power. For purposes of this definition, debt excludes any project debt incurred by certain subsidiaries of Southern Power to the extent such debt is non-recourse to Southern Power, and capitalization excludes the capital stock or other equity attributable to such subsidiary. At September 30, 2019, Southern Power was in compliance with all covenants in the Facility. The Facility does not contain a material adverse change clause at the time of borrowing.
Southern Power also has a $120 million continuing letter of credit facility expiring in 2021 for standby letters of credit. At September 30, 2019, $90 million has been used for letters of credit, primarily as credit support for PPA requirements, and $30 million remains unused.
In addition, at September 30, 2019, Southern Power had $104 million of cash collateral posted related to PPA requirements.
Southern Power's subsidiaries do not borrow under the commercial paper program and are not parties to, and do not borrow under, the Facility or the continuing letter of credit facility.
Credit Rating Risk
Southern Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and/or Baa2, or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, energy price risk management, transmission, and interest rate management.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The maximum potential collateral requirements under these contracts at September 30, 2019 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and/or Baa2	$29
At BBB- and/or Baa3	$340
At BB+ and/or Ba1(*)	$1,015

(*)	Any additional credit rating downgrades at or below BB- and/or Ba3 could increase collateral requirements up to an additional $44 million.
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

SOUTHERN COMPANY GAS
AND SUBSIDIARY COMPANIES

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $10, $9, $88, and $83, respectively)	$498	$487	$2,661	$2,829
Alternative revenue programs	—	5	—	(23)
Other revenues	—	—	—	55
Total operating revenues	498	492	2,661	2,861
Operating Expenses:
Cost of natural gas	79	104	956	1,053
Cost of other sales	—	—	—	12
Other operations and maintenance	208	216	642	730
Depreciation and amortization	121	119	359	374
Taxes other than income taxes	33	32	161	157
Impairment charges	92	—	92	42
(Gain) loss on dispositions, net	—	(353)	—	(317)
Total operating expenses	533	118	2,210	2,051
Operating Income (Loss)	(35)	374	451	810
Other Income and (Expense):
Earnings from equity method investments	35	34	115	108
Interest expense, net of amounts capitalized	(56)	(52)	(174)	(170)
Other income (expense), net	5	6	16	21
Total other income and (expense)	(16)	(12)	(43)	(41)
Earnings (Loss) Before Income Taxes	(51)	362	408	769
Income taxes (benefit)	(22)	316	61	475
Net Income (Loss)	$(29)	$46	$347	$294
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Net Income (Loss)	$(29)	$46	$347	$294
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(3), $-, $(4), and $1, respectively	(3)	—	(6)	2
Reclassification adjustment for amounts included in net income, net of tax of $-, $-, $-, and $1, respectively	—	—	—	2
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $-, $2, $(1), and $2, respectively	—	6	(1)	5
Total other comprehensive income (loss)	(3)	6	(7)	9
Comprehensive Income (Loss)	$(32)	$52	$340	$303
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018
	(in millions)
Operating Activities:
Net income	$347	$294
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	359	374
Deferred income taxes	96	(83)
Mark-to-market adjustments	44	23
Impairment charges	92	42
(Gain) loss on dispositions, net	—	(317)
Other, net	(58)	(41)
Changes in certain current assets and liabilities —
-Receivables	832	445
-Natural gas for sale	49	87
-Other current assets	45	(2)
-Accounts payable	(607)	(59)
-Accrued taxes	(68)	(64)
-Accrued compensation	(34)	2
-Other current liabilities	(48)	35
Net cash provided from operating activities	1,049	736
Investing Activities:
Property additions	(1,008)	(1,029)
Cost of removal, net of salvage	(59)	(67)
Change in construction payables, net	57	(14)
Investment in unconsolidated subsidiaries	(25)	(90)
Proceeds from dispositions and asset sales	32	2,631
Other investing activities	14	18
Net cash provided from (used for) investing activities	(989)	1,449
Financing Activities:
Decrease in notes payable, net	(383)	(1,382)
Proceeds —
First mortgage bonds	200	100
Capital contributions from parent company	820	35
Redemptions —
Gas facility revenue bonds	—	(200)
First mortgage bonds	(50)	—
Senior notes	(300)	—
Return of capital	—	(400)
Payment of common stock dividends	(353)	(351)
Other financing activities	(2)	(3)
Net cash used for financing activities	(68)	(2,201)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(8)	(16)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	70	78
Cash, Cash Equivalents, and Restricted Cash at End of Period	$62	$62
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $5 and $5 capitalized for 2019 and 2018, respectively)	$180	$175
Income taxes, net	48	682
Noncash transactions — Accrued property additions at end of period	154	121
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2019	At December 31, 2018
	(in millions)
Current Assets:
Cash and cash equivalents	$59	$64
Receivables —
Energy marketing receivables	336	801
Customer accounts receivable	186	370
Unbilled revenues	55	213
Affiliated	12	11
Other accounts and notes receivable	103	142
Accumulated provision for uncollectible accounts	(18)	(30)
Natural gas for sale	475	524
Prepaid expenses	86	118
Assets from risk management activities, net of collateral	112	219
Other regulatory assets	82	73
Other current assets	43	50
Total current assets	1,531	2,555
Property, Plant, and Equipment:
In service	16,058	15,177
Less: Accumulated depreciation	4,590	4,400
Plant in service, net of depreciation	11,468	10,777
Construction work in progress	546	580
Total property, plant, and equipment	12,014	11,357
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,487	1,538
Other intangible assets, net of amortization of $168 and $145 at September 30, 2019 and December 31, 2018, respectively	78	101
Miscellaneous property and investments	20	20
Total other property and investments	6,600	6,674
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	92	—
Other regulatory assets, deferred	621	669
Other deferred charges and assets	189	193
Total deferred charges and other assets	902	862
Total Assets	$21,047	$21,448
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2019	At December 31, 2018
	(in millions)
Current Liabilities:
Securities due within one year	$—	$357
Notes payable	267	650
Energy marketing trade payables	368	856
Accounts payable —
Affiliated	42	45
Other	334	402
Customer deposits	96	133
Accrued taxes —
Accrued income taxes	—	66
Other accrued taxes	72	75
Accrued interest	63	55
Accrued compensation	64	100
Liabilities from risk management activities, net of collateral	50	76
Other regulatory liabilities	100	79
Other current liabilities	127	130
Total current liabilities	1,583	3,024
Long-term Debt	5,755	5,583
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,108	1,016
Deferred credits related to income taxes	890	940
Employee benefit obligations	353	357
Operating lease obligations	77	—
Other cost of removal obligations	1,601	1,585
Accrued environmental remediation	241	268
Other deferred credits and liabilities	46	105
Total deferred credits and other liabilities	4,316	4,271
Total Liabilities	11,654	12,878
Common Stockholder's Equity (See accompanying statements)	9,393	8,570
Total Liabilities and Stockholder's Equity	$21,047	$21,448
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2017	$9,214	$(212)	$20	$9,022
Net income	—	279	—	279
Capital contributions from parent company	14	—	—	14
Other comprehensive income (loss)	—	—	2	2
Cash dividends on common stock	—	(118)	—	(118)
Other	—	(4)	4	—
Balance at March 31, 2018	9,228	(55)	26	9,199
Net loss	—	(31)	—	(31)
Capital contributions from parent company	8	—	—	8
Other comprehensive income (loss)	—	—	1	1
Cash dividends on common stock	—	(117)	—	(117)
Other	—	1	—	1
Balance at June 30, 2018	9,236	(202)	27	9,061
Net income	—	46	—	46
Return of capital to parent company	(400)	—	—	(400)
Capital contributions from parent company	27	—	—	27
Other comprehensive income (loss)	—	—	6	6
Cash dividends on common stock	—	(116)	—	(116)
Other	—	(1)	—	(1)
Balance at September 30, 2018	$8,863	$(273)	$33	$8,623

Balance at December 31, 2018	$8,856	$(312)	$26	$8,570
Net income	—	270	—	270
Capital contributions from parent company	17	—	—	17
Other comprehensive income (loss)	—	—	(1)	(1)
Cash dividends on common stock	—	(118)	—	(118)
Balance at March 31, 2019	8,873	(160)	25	8,738
Net income	—	106	—	106
Capital contributions from parent company	35	—	—	35
Other comprehensive income (loss)	—	—	(3)	(3)
Cash dividends on common stock	—	(117)	—	(117)
Balance at June 30, 2019	8,908	(171)	22	8,759
Net loss	—	(29)	—	(29)
Capital contributions from parent company	784	—	—	784
Other comprehensive income (loss)	—	—	(3)	(3)
Cash dividends on common stock	—	(118)	—	(118)
Balance at September 30, 2019	$9,692	$(318)	$19	$9,393
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2019 vs. THIRD QUARTER 2018
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
During 2019, the natural gas distribution utilities have been involved in the following regulatory proceedings:

•
On October 2, 2019, the Illinois Commission approved a $168 million annual base rate increase for Nicor Gas, including $65 million related to the recovery of investments under the Investing in Illinois program, based on a ROE of 9.73% and an equity ratio of 54.2%, which became effective October 8, 2019. Additionally, the Illinois Commission approved a volume balancing adjustment, a revenue decoupling mechanism for residential customers that provides a monthly benchmark level of revenue per rate class for recovery. The Illinois Commission's order is subject to any rehearing request filed by any party to the proceeding within 30 days of service of the order on such party.

•
On September 25, 2019, the Virginia Commission approved Virginia Natural Gas' Steps to Advance Virginia's Energy (SAVE) program request to amend and extend the program through 2024 with estimated capital spend totaling approximately $365 million.

•	Atlanta Gas Light filed a rate case on June 3, 2019. The Georgia PSC is expected to rule on the case in December 2019. The ultimate outcome of this matter cannot be determined at this time.
See FUTURE EARNINGS POTENTIAL – "Regulatory Matters" herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Southern Company Gas – Rate Proceedings" for additional information.

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
In the third quarter 2019, Southern Company Gas recorded a pre-tax impairment charge of $92 million ($65 million after tax) related to a natural gas storage facility in Louisiana. See Note (C) to the Condensed Financial Statements under "Other Matters – Southern Company Gas" herein for additional information.
Operating Metrics
Southern Company Gas continues to focus on several operating metrics, including Heating Degree Days, customer count, and volumes of natural gas sold.
Southern Company Gas measures weather and the effect on its business using Heating Degree Days. Generally, increased Heating Degree Days result in higher demand for natural gas on Southern Company Gas' distribution system. Southern Company Gas has various regulatory mechanisms, such as weather normalization and straight-fixed-variable rate design, which limit its exposure to weather changes within typical ranges in each of its utility's respective service territory, including Nicor Gas following the approval of a revenue decoupling mechanism for residential customers in its recent rate case. However, the operating revenues from utility customers in Illinois and gas marketing services customers primarily in Georgia and Illinois can be impacted by warmer- or colder-than-normal weather. Southern Company Gas utilizes weather hedges to limit the negative income impacts in the event of warmer-than-normal weather, while retaining a significant portion of the positive benefits of colder-than-normal weather for these businesses.
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

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net Income (Loss)

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(75)	(163.0)	$53	18.0
In the third quarter 2019, net loss was $29 million compared to net income of $46 million for the corresponding period in 2018. This change includes a $42 million net gain in 2018 from the Southern Company Gas Dispositions and a $65 million after-tax impairment charge in 2019 related to a natural gas storage facility in Louisiana. The change in net income also includes increases related to $10 million in additional revenues from continued investment in infrastructure replacement programs, $12 million in disposition-related costs in 2018, and a $9 million increase at wholesale gas services primarily due to lower hedge losses.
For year-to-date 2019, net income was $347 million compared to $294 million for the corresponding period in 2018. This change includes a $39 million net loss in 2018 from the Southern Company Gas Dispositions, a $65 million after-tax impairment charge in 2019 related to a natural gas storage facility in Louisiana, and $7 million of net income in 2019 from the sale of Triton. The change in net income also includes increases related to $16 million in disposition-related costs in 2018, $39 million in continued investment in infrastructure replacement programs and base rate changes, $24 million in lower income taxes primarily at Atlanta Gas Light due to increased flowback of excess deferred income taxes in lieu of a rate increase as previously authorized by the Georgia PSC, a $9 million impact from adopting a new paid time off policy to align with the Southern Company system in first quarter 2018, and a $5 million increase in earnings from equity method investments in 2019. Partially offsetting these increases were an $8 million contractor litigation settlement recorded in the first quarter 2018 and an increase of $9 million in depreciation and amortization primarily due to continued infrastructure investments at gas distribution operations.
See Note (C) to the Condensed Financial Statements under "Other Matters – Southern Company Gas" herein for additional information on the natural gas storage facility in Louisiana and Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings – Atlanta Gas Light" and " – Infrastructure Replacement Programs and Capital Projects – Atlanta Gas Light – PRP" in Item 8 of the Form 10-K for additional information on Atlanta Gas Light's stipulation reflecting the impacts of the Tax Reform Legislation and the contractor litigation settlement, respectively.
Natural Gas Revenues, including Alternative Revenue Programs

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$6	1.2	$(145)	(5.2)
In the third quarter 2019, natural gas revenues, including alternative revenue programs, were $498 million compared to $492 million for the corresponding period in 2018. For year-to-date 2019, natural gas revenues, including alternative revenue programs, were $2.7 billion compared to $2.8 billion for the corresponding period in 2018.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the changes in natural gas revenues, including alternative revenue programs, were as follows:

	Third Quarter 2019		Year-to-Date 2019
	(in millions)	(% change)	(in millions)	(% change)
Natural gas revenues – prior year	$492		$2,806
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	15	3.0%	57	2.0%
Gas costs and other cost recovery	(14)	(2.8)	35	1.2
Weather	(1)	(0.2)	(1)	—
Wholesale gas services	6	1.2	(10)	(0.4)
Southern Company Gas Dispositions	(8)	(1.6)	(245)	(8.7)
Other	8	1.6	19	0.7
Natural gas revenues – current year	$498	1.2%	$2,661	(5.2)%
Revenues from infrastructure replacement programs and base rate changes increased in the third quarter and year-to-date 2019 compared to the corresponding periods in 2018 primarily due to increases of $11 million and $36 million, respectively, at Nicor Gas and $2 million and $16 million, respectively, at Atlanta Gas Light. These amounts include gas distribution operations' continued investments recovered through infrastructure replacement programs and base rate increases as well as the effect of revenues deferred in 2018 as a result of the Tax Reform Legislation. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues associated with gas costs and other cost recovery decreased in the third quarter 2019 and increased year-to-date 2019 compared to the corresponding periods in 2018. The decrease in the third quarter 2019 is primarily due to lower natural gas prices and decreased volumes of natural gas sold. The increase for year-to-date 2019 is primarily due to increased natural gas prices in the first quarter 2019, partially offset by decreased volumes of natural gas sold year-to-date 2019. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. See "Cost of Natural Gas" herein for additional information. Revenue impacts from weather and customer growth are described further below.
Revenues from wholesale gas services increased in the third quarter 2019 and decreased year-to-date 2019 compared to the corresponding periods in 2018. The increase in the third quarter 2019 is primarily due to derivative gains, partially offset by decreased commercial activity. For year-to-date 2019, the decrease is primarily due to decreased commercial activity, partially offset by derivative gains. See "Segment Information – Wholesale Gas Services" herein for additional information.
Other natural gas revenues increased in the third quarter and year-to-date 2019 compared to the corresponding periods in 2018 primarily due to increases in customers at gas distribution operations and recovery of prior period hedge losses at gas marketing services.

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

	Third Quarter			2019 vs. 2018	2019 vs. normal	Year-to-Date			2019 vs. 2018	2019 vs. normal
	Normal(*)	2019	2018	(warmer)	(warmer)	Normal(*)	2019	2018	colder (warmer)	colder (warmer)
Illinois	61	2	49	(95.9)%	(96.7)%	3,740	3,958	3,858	2.6%	5.8%
Georgia	2	—	—	—	(100.0)%	1,568	1,298	1,542	(15.8)%	(17.2)%

(*)
Normal represents the 10-year average from January 1, 2009 through September 30, 2018 for Illinois at Chicago Midway International Airport and for Georgia at Atlanta Hartsfield-Jackson International Airport, based on information obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center.

Southern Company Gas hedged its exposure to warmer-than-normal weather in Illinois for gas distribution operations and in Illinois and Georgia for gas marketing services. The remaining impacts of weather on earnings were immaterial for all periods presented.
The following table provides the number of customers served by Southern Company Gas at September 30, 2019 and 2018:

	September 30,
	2019	2018	2019 vs. 2018
	(in thousands, except market share %)		(% change)
Gas distribution operations	4,208	4,177	0.7%
Gas marketing services
Energy customers(*)	611	685	(10.8)%
Market share of energy customers in Georgia	28.5%	29.2%

(*)
Gas marketing services' customers are primarily located in Georgia and Illinois. Also included as of September 30, 2018 were approximately 70,000 customers in Ohio contracted through an annual auction process to serve for 12 months beginning April 1, 2018.

Southern Company Gas anticipates overall customer growth trends at the four natural gas distribution utilities in gas distribution operations to continue as it expects continued improvement in the new housing market and low natural gas prices. Southern Company Gas uses a variety of targeted marketing programs to attract new customers and to retain existing customers.
Other Revenues

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$(55)	N/M
N/M - Not meaningful
Other revenues relate to revenues from Pivotal Home Solutions, which was sold in June 2018. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Company Gas – Sale of Pivotal Home Solutions" for additional information.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Natural Gas

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(25)	(24.0)	$(97)	(9.2)
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 80% and 85% of total cost of natural gas for the third quarter and year-to-date 2019, respectively. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Cost of Natural Gas" of Southern Company Gas in Item 7 of the Form 10-K and "Natural Gas Revenues, including Alternative Revenue Programs" herein for additional information.
In the third quarter 2019, cost of natural gas was $79 million compared to $104 million for the corresponding period in 2018. Excluding a $2 million decrease related to the Southern Company Gas Dispositions, cost of natural gas decreased $23 million. This decrease reflects a 23% decrease in natural gas prices and a decrease in the volume of natural gas sold in the third quarter 2019 compared to the corresponding period in 2018.
For year-to-date 2019, cost of natural gas was $956 million compared to $1.05 billion for the corresponding period in 2018. Excluding a $106 million decrease related to the Southern Company Gas Dispositions, cost of natural gas increased $9 million. This increase reflects a 4.9% increase in natural gas prices in the first quarter 2019, partially offset by a decrease in the volume of natural gas sold year-to-date 2019 compared to the corresponding period in 2018.
The following table details the volumes of natural gas sold during all periods presented.

	Third Quarter		2019 vs. 2018	Year-to-Date		2019 vs. 2018
	2019	2018		2019	2018
Gas distribution operations (mmBtu in millions)
Firm	66	69	(4.3)%	462	503	(8.2)%
Interruptible	22	22	—	68	71	(4.2)
Total(*)	88	91	(3.3)%	530	574	(7.7)%
Wholesale gas services (mmBtu in millions/day)
Daily physical sales	6.3	6.8	(7.4)%	6.3	6.7	(6.0)%
Gas marketing services (mmBtu in millions)
Firm:
Georgia	3	3	—%	22	25	(12.0)%
Illinois	1	1	—	8	9	(11.1)
Ohio	—	1	(100.0)	8	12	(33.3)
Other	1	1	—	3	3	—
Interruptible large commercial and industrial	3	3	—	10	10	—
Total	8	9	(11.1)%	51	59	(13.6)%

(*)
Includes total volumes of natural gas sold of 38 mmBtu for the nine months ended September 30, 2018 related to Elizabethtown Gas, Elkton Gas, and Florida City Gas, which were sold in July 2018. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Company Gas – Sale of Elizabethtown Gas and Elkton Gas" and " – Sale of Florida City Gas" for additional information.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Other Sales

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$(12)	N/M
N/M - Not meaningful
Cost of other sales relates to costs of Pivotal Home Solutions, which was sold in June 2018. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Company Gas – Sale of Pivotal Home Solutions" for additional information.
Other Operations and Maintenance Expenses

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(8)	(3.7)	$(88)	(12.1)
In the third quarter 2019, other operations and maintenance expenses were $208 million compared to $216 million for the corresponding period in 2018. Excluding a $2 million decrease related to the Southern Company Gas Dispositions, other operations and maintenance expenses decreased $6 million. This decrease was primarily due to $21 million of disposition-related costs incurred during 2018, partially offset by increases of $11 million in expenses passed through directly to customers and $4 million in pipeline compliance and maintenance activities.
For year-to-date 2019, other operations and maintenance expenses were $642 million compared to $730 million for the corresponding period in 2018. Excluding a $65 million decrease related to the Southern Company Gas Dispositions, other operations and maintenance expenses decreased $23 million. This decrease was primarily due to a $12 million one-time adjustment in 2018 for the adoption of a new paid time off policy, $29 million of disposition-related costs incurred during 2018, and a $16 million decrease in compensation and benefits costs, partially offset by increases of $8 million in pipeline compliance and maintenance activities and $14 million in expenses passed through directly to customers. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters" of Southern Company Gas in Item 7 of the Form 10-K for additional information.
Depreciation and Amortization

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$2	1.7	$(15)	(4.0)
For year-to-date 2019, depreciation and amortization was $359 million compared to $374 million for the corresponding period in 2018. Excluding a $27 million decrease related to the Southern Company Gas Dispositions, depreciation and amortization increased $12 million. This increase was primarily due to continued infrastructure investments at gas distribution operations, partially offset by accelerated depreciation related to assets retired in 2018.
Taxes Other Than Income Taxes

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$1	3.1	$4	2.5
For year-to-date 2019, taxes other than income taxes were $161 million compared to $157 million for the corresponding period in 2018. Excluding a $6 million decrease related to the Southern Company Gas Dispositions,

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

taxes other than income taxes increased $10 million. This increase primarily reflects increases in Nicor Gas' invested capital tax as a result of increased infrastructure investments and increased revenue tax expenses as a result of higher natural gas revenues at Nicor Gas, both of which are passed through to customers.
Impairment Charges

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$92	N/M	$50	N/M
N/M - Not meaningful
In the third quarter 2019, a $92 million impairment charge was recorded related to a natural gas storage facility in Louisiana. In the first quarter 2018, a goodwill impairment charge of $42 million was recorded in contemplation of the sale of Pivotal Home Solutions. See Note (C) to the Condensed Financial Statements under "Other Matters – Southern Company Gas" herein and Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Company Gas – Sale of Pivotal Home Solutions" for additional information.
(Gain) Loss on Dispositions, Net

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$353	N/M	$317	N/M
N/M - Not meaningful
As a result of the sales of Elizabethtown Gas, Elkton Gas, and Pivotal Utility Holdings in July 2018 and the final working capital adjustments for the sale of Pivotal Home Solutions, a $353 million gain on dispositions, net was recorded in the third quarter 2018. The year-to-date amount also reflects a $36 million pre-tax loss as a result of the sale of Pivotal Home Solutions recorded in the second quarter 2018. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Company Gas – Sale of Pivotal Home Solutions" for additional information.
Earnings from Equity Method Investments

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$1	2.9	$7	6.5
For year-to-date 2019, earnings from equity method investments were $115 million compared to $108 million for the corresponding period in 2018 and reflect higher earnings from SNG as a result of rate increases implemented by SNG that became effective September 2018, partially offset by a $6 million pre-tax loss on the sale of Triton in May 2019. See Note (E) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
Other Income (Expense), Net

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(1)	(16.7)	$(5)	(23.8)
For year-to-date 2019, other income (expense), net was $16 million compared to $21 million for the corresponding period in 2018. This decrease was primarily due to a contractor litigation settlement in the first quarter 2018. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects – Atlanta Gas Light – PRP" in Item 8 of the Form 10-K for additional information.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes (Benefit)

Third Quarter 2019 vs. Third Quarter 2018		Year-to-Date 2019 vs. Year-to-Date 2018
(change in millions)	(% change)	(change in millions)	(% change)
$(338)	(107.0)	$(414)	(87.2)
In the third quarter 2019, income tax benefit was $22 million compared to income tax expense of $316 million for the corresponding period in 2018. Excluding a $312 million decrease related to the Southern Company Gas Dispositions and a $27 million decrease for an impairment charge related to a natural gas storage facility in Louisiana, income taxes increased $1 million due to higher pre-tax earnings, partially offset by the impact of the flowback of excess deferred income taxes in 2019 primarily at Atlanta Gas Light as previously authorized by the Georgia PSC.
For year-to-date 2019, income taxes were $61 million compared to $475 million for the corresponding period in 2018. Excluding a $363 million decrease related to the Southern Company Gas Dispositions and a $27 million decrease for an impairment charge related to a natural gas storage facility in Louisiana, income taxes decreased $24 million. This decrease was primarily due to an increase in the flowback of excess deferred income taxes in 2019 primarily at Atlanta Gas Light as previously authorized by the Georgia PSC and the reversal of a $13 million federal income tax valuation allowance in connection with the sale of Triton in May 2019.
See Note (E) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information on the sale of Triton, Note (C) to the Condensed Financial Statements under "Other Matters – Southern Company Gas" herein for additional information on the natural gas storage facility and Note 2 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information on the Atlanta Gas Light stipulation reflecting the impacts of the Tax Reform Legislation. Also see Note (G) to the Condensed Financial Statements herein for additional information.
Performance and Non-GAAP Measures
Adjusted operating margin is a non-GAAP measure that is calculated as operating revenues less cost of natural gas, cost of other sales, and revenue tax expense. Adjusted operating margin excludes other operations and maintenance expenses, depreciation and amortization, taxes other than income taxes, impairment charges, and (gain) loss on disposition, which are included in the calculation of operating income as calculated in accordance with GAAP and reflected in the statements of income. The presentation of adjusted operating margin is believed to provide useful information regarding the contribution resulting from base rate changes, infrastructure replacement programs and capital projects, and customer growth at gas distribution operations since the cost of natural gas and revenue tax expense can vary significantly and are generally billed directly to customers. Southern Company Gas further believes that utilizing adjusted operating margin at gas pipeline investments, wholesale gas services, and gas marketing services allows it to focus on a direct measure of performance before overhead costs. The applicable reconciliation of operating income to adjusted operating margin is provided herein.
Adjusted operating margin should not be considered an alternative to, or a more meaningful indicator of, Southern Company Gas' operating performance than operating income as determined in accordance with GAAP. In addition, Southern Company Gas' adjusted operating margin may not be comparable to similarly titled measures of other companies.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Third Quarter 2019	Third Quarter 2018	Year-to-Date 2019	Year-to-Date 2018
	(in millions)
Operating Income	$(35)	$374	$451	$810
Other operating expenses(a)	454	14	1,254	986
Revenue taxes(b)	(9)	(8)	(85)	(81)
Adjusted Operating Margin	$410	$380	$1,620	$1,715

(a)	Includes other operations and maintenance expenses, depreciation and amortization, taxes other than income taxes, impairment charges, and (gain) loss on disposition.

(b)	Nicor Gas' revenue tax expenses, which are passed through directly to customers.
Segment Information
Adjusted operating margin, operating expenses, and net income for each segment are provided in the table below. See Note (M) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.

	Third Quarter 2019			Third Quarter 2018
	Adjusted Operating Margin(a)	Operating Expenses(a)	Net Income (Loss)	Adjusted Operating Margin(a)(b)	Operating Expenses(a)(b)	Net Income (Loss)(b)
	(in millions)			(in millions)
Gas distribution operations	$376	$294	$37	$355	$(80)	$74
Gas pipeline investments	8	3	6	8	3	20
Wholesale gas services	(3)	11	(9)	(8)	14	(18)
Gas marketing services	21	28	(4)	19	28	(8)
All other	9	110	(59)	8	43	(22)
Intercompany eliminations	(1)	(1)	—	(2)	(2)	—
Consolidated	$410	$445	$(29)	$380	$6	$46

(a)	Adjusted operating margin and operating expenses are adjusted for Nicor Gas' revenue tax expenses, which are passed through directly to customers.

(b)
2018 adjusted operating margin, operating expenses, and net income for gas distribution operations and gas marketing services include the impacts of the Southern Company Gas Dispositions. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Company Gas" for additional information.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Year-to-Date 2019			Year-to-Date 2018
	Adjusted Operating Margin(a)	Operating Expenses(a)	Net Income (Loss)	Adjusted Operating Margin(a)(b)	Operating Expenses(a)(b)	Net Income (Loss)(b)
	(in millions)			(in millions)
Gas distribution operations	$1,294	$895	$228	$1,341	$540	$290
Gas pipeline investments	24	9	63	24	9	68
Wholesale gas services	122	40	61	139	50	65
Gas marketing services	163	90	54	194	209	(71)
All other	22	140	(59)	23	103	(58)
Intercompany eliminations	(5)	(5)	—	(6)	(6)	—
Consolidated	$1,620	$1,169	$347	$1,715	$905	$294

(a)	Adjusted operating margin and operating expenses are adjusted for Nicor Gas' revenue tax expenses, which are passed through directly to customers.

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

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table details the results of gas distribution operations in the third quarter and year-to-date 2019 compared to the corresponding periods in 2018, including and excluding the impact of the utilities sold in 2018.

	Third Quarter 2019			Year-to-Date 2019
Favorable (Unfavorable)	Variance to Prior Period	Impact of Utilities Sold in 2018	Variance Excluding Utilities Sold in 2018	Variance to Prior Period	Impact of Utilities Sold in 2018	Variance Excluding Utilities Sold in 2018
	(in millions)			(in millions)
Adjusted Operating Margin	$21	$6	$27	$(47)	$139	$92
Operating expenses	(374)	347	(27)	(355)	272	(83)
Other income (expense), net	3	—	3	(4)	—	(4)
Interest expense	(6)	—	(6)	(10)	(13)	(23)
Income tax expense	319	(312)	7	354	(324)	30
Net Income	$(37)	$41	$4	$(62)	$74	$12
Third Quarter 2019 vs. Third Quarter 2018
In the third quarter 2019, net income increased $4 million, or 12.1%, compared to the corresponding period in 2018. The $27 million increase in adjusted operating margin primarily reflects additional revenue from continued investments recovered through infrastructure replacement programs and a decrease in refunds associated with bad debt riders compared to the corresponding period in 2018. The $27 million increase in operating expenses includes increases in compensation costs, expenses passed through directly to customers, and expenses for pipeline compliance and maintenance activities, as well as additional depreciation primarily due to additional assets placed in service. The $6 million increase in interest expense results from the issuance of first mortgage bonds at Nicor Gas. Income tax expense decreased $7 million primarily due to an increase in the flowback of excess deferred income taxes at Atlanta Gas Light in 2019 and lower pre-tax earnings.
Year-to-Date 2019 vs. Year-to-Date 2018
For year-to-date 2019, net income increased $12 million, or 5.6%, compared to the corresponding period in 2018. The $92 million increase in adjusted operating margin primarily reflects additional revenue from continued investments recovered through infrastructure replacement programs and base rate increases, a decrease in refunds associated with bad debt riders, and the effect of revenues deferred in 2018 as a result of the Tax Reform Legislation. The $83 million increase in operating expenses includes increases in compensation and benefit costs, expenses passed through directly to customers, and expenses for pipeline compliance and maintenance activities, as well as additional depreciation primarily due to additional assets placed in service. The $4 million decrease in other income (expense), net is primarily due to a contractor litigation settlement in the first quarter 2018. The $23 million increase in interest expense is primarily from the issuance of first mortgage bonds at Nicor Gas. The $30 million decrease in income tax expense is primarily due to an increase in the flowback of excess deferred income taxes in 2019 primarily at Atlanta Gas Light and lower pre-tax earnings.
See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings – Atlanta Gas Light" and " – Infrastructure Replacement Programs and Capital Projects – Atlanta Gas Light – PRP" in Item 8 of the Form 10-K for additional information on Atlanta Gas Light's stipulation reflecting the impacts of the Tax Reform Legislation and the contractor litigation settlement, respectively.
Gas Pipeline Investments
Gas pipeline investments consists primarily of joint ventures in natural gas pipeline investments including SNG, Atlantic Coast Pipeline, PennEast Pipeline, and a 50% joint ownership interest in the Dalton Pipeline. See Note (E) to the Condensed Financial Statements under "Southern Company Gas" herein and Note 7 to the financial statements in Item 8 of the Form 10-K for additional information.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the third quarter and year-to-date 2019, net income decreased $14 million, or 70.0%, and $5 million, or 7.4%, respectively, compared to the corresponding periods in 2018. These decreases primarily relate to an increase in tax expense due to changes in state apportionment rates, partially offset by higher earnings from SNG.
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
In the third quarter 2019, net income increased $9 million, or 50.0%, compared to the corresponding period in 2018. This increase primarily relates to a $5 million increase in adjusted operating margin and a $3 million decrease in operating expenses. For year-to-date 2019, net income decreased $4 million, or 6.2%, compared to the corresponding period in 2018. This decrease primarily relates to a $17 million decrease in adjusted operating margin, partially offset by a $10 million decrease in operating expenses.
Details of the changes in adjusted operating margin are provided in the table below. The decreases in operating expenses primarily reflect lower compensation and benefit expenses.

	Third Quarter 2019	Third Quarter 2018	Year-to-Date 2019	Year-to-Date 2018
	(in millions)
Commercial activity recognized	$2	$33	$43	$212
Gain on storage derivatives	2	(3)	7	(2)
Gain (loss) on transportation and forward commodity derivatives	(4)	(33)	68	(70)
LOCOM adjustments, net of current period recoveries	—	—	(6)	—
Purchase accounting adjustments to fair value inventory and contracts	(3)	(5)	10	(1)
Adjusted operating margin	$(3)	$(8)	$122	$139
Change in Commercial Activity
The commercial activity at wholesale gas services includes recognition of storage and transportation values that were generated in prior periods, which reflect the impact of prior period hedge gains and losses as associated physical transactions occur. The decrease in commercial activity in the third quarter and year-to-date 2019 compared to the corresponding period in 2018 was primarily due to significant natural gas price volatility that resulted from prolonged cold weather during 2018 coupled with low natural gas supply.
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

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Withdrawal Schedule and Physical Transportation Transactions
The expected natural gas withdrawals from storage and expected offset to prior hedge losses/gains associated with the transportation portfolio of wholesale gas services are presented in the following table, along with the net operating revenues expected at the time of withdrawal from storage and the physical flow of natural gas between contracted transportation receipt and delivery points. Wholesale gas services' expected net operating revenues exclude storage and transportation demand charges, as well as other variable fuel, withdrawal, receipt, and delivery charges, and exclude estimated profit sharing under asset management agreements. Further, the amounts that are realizable in future periods are based on the inventory withdrawal schedule, planned physical flow of natural gas between the transportation receipt and delivery points, and forward natural gas prices at September 30, 2019. A portion of wholesale gas services' storage inventory and transportation capacity is economically hedged with futures contracts, which results in the realization of substantially fixed net operating revenues.

	Storage withdrawal schedule
	Total storage(a)	Expected net operating gains(b)	Physical transportation transactions – expected net operating losses(c)
	(in mmBtu in millions)	(in millions)	(in millions)
2019	10	$3	$—
2020	39	15	(68)
Total at September 30, 2019	49	$18	$(68)

(a)	At September 30, 2019, the WACOG of wholesale gas services' expected natural gas withdrawals from storage was $1.99 per mmBtu.

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
Third Quarter 2019 vs. Third Quarter 2018
In the third quarter 2019, net loss decreased $4 million compared to the corresponding period in 2018. This decrease primarily relates to a $2 million increase in adjusted operating margin and a $2 million decrease in income tax expense due to changes in state income tax apportionment factors in several states.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year-to-Date 2019 vs. Year-to-Date 2018
For year-to-date 2019, net income increased $125 million compared to the corresponding period in 2018. This increase primarily relates to a $119 million decrease in operating expenses and a $35 million decrease in income tax expense, partially offset by a $31 million decrease in adjusted operating margin.
Excluding a $43 million decrease attributable to the 2018 disposition of Pivotal Home Solutions, adjusted operating margin increased $12 million, which primarily reflects favorable margins and recovery of prior period hedge losses. Excluding a $116 million decrease attributable to the 2018 disposition of Pivotal Home Solutions that includes the related goodwill impairment charge, operating expense decreased $3 million due to lower amortization. Excluding a $39 million decrease attributable to the 2018 disposition of Pivotal Home Solutions, income tax expense increased $4 million.
All Other
All other includes Southern Company Gas' storage and fuels operations and its investment in Triton through completion of its sale on May 29, 2019, AGL Services Company, and Southern Company Gas Capital, as well as various corporate operating expenses that are not allocated to the reportable segments and interest income (expense) associated with affiliate financing arrangements.
Third Quarter 2019 vs. Third Quarter 2018
In the third quarter 2019, net loss increased $37 million compared to the corresponding period in 2018. This increase primarily reflects a $67 million increase in operating expenses and a $35 million decrease in income taxes. The increase in operating expenses was primarily due to an impairment charge related to a natural gas storage facility in Louisiana and disposition-related costs incurred during 2018. The decrease in income taxes is due to the impairment charge related to a natural gas storage facility in Louisiana, changes in state income tax apportionment factors in several states during 2019, and deferred tax expenses related to the enactment of the State of Illinois income tax legislation in 2018. See Note (C) to the Condensed Financial Statements under "Other Matters – Southern Company Gas" herein for additional information on the natural gas storage facility.
Year-to-Date 2019 vs. Year-to-Date 2018
For year-to-date 2019, net loss increased $1 million compared to the corresponding period in 2018. This increase primarily reflects a $37 million increase in operating expenses and a $45 million decrease in income taxes. The increase in operating expenses primarily reflects an impairment charge related to a natural gas storage facility in Louisiana, a one-time adjustment in the first quarter 2018 for the adoption of a new paid time off policy, disposition-related costs incurred during 2018, and a decrease in depreciation and amortization. The decrease in income taxes reflects lower taxes due to the impairment charge related to a natural gas storage facility in Louisiana, the reversal of a federal income tax valuation allowance in connection with the sale of Triton, deferred tax expenses related to the enactment of the State of Illinois income tax legislation in 2018, and changes in state income tax apportionment factors in several states during 2019. See Note (C) to the Condensed Financial Statements under "Other Matters – Southern Company Gas" herein for additional information on the natural gas storage facility.
Segment Reconciliations
Reconciliations of operating income to adjusted operating margin for the third quarter and year-to-date 2019 and 2018 are reflected in the following tables. See Note (M) to the Condensed Financial Statements herein for additional information.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Third Quarter 2019
	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services	Gas Marketing Services	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$82	$5	$(14)	$(7)	$(101)	$—	$(35)
Other operating expenses(a)	303	3	11	28	110	(1)	454
Revenue tax expense(b)	(9)	—	—	—	—	—	(9)
Adjusted Operating Margin	$376	$8	$(3)	$21	$9	$(1)	$410

	Third Quarter 2018
	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services	Gas Marketing Services	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$435	$5	$(22)	$(9)	$(35)	$—	$374
Other operating expenses(a)	(72)	3	14	28	43	(2)	14
Revenue tax expense(b)	(8)	—	—	—	—	—	(8)
Adjusted Operating Margin	$355	$8	$(8)	$19	$8	$(2)	$380

	Year-to-Date 2019
	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services	Gas Marketing Services	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$399	$15	$82	$73	$(118)	$—	$451
Other operating expenses(a)	980	9	40	90	140	(5)	1,254
Revenue tax expense(b)	(85)	—	—	—	—	—	(85)
Adjusted Operating Margin	$1,294	$24	$122	$163	$22	$(5)	$1,620

	Year-to-Date 2018
	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services	Gas Marketing Services	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$801	$15	$89	$(15)	$(80)	$—	$810
Other operating expenses(a)	621	9	50	209	103	(6)	986
Revenue tax expense(b)	(81)	—	—	—	—	—	(81)
Adjusted Operating Margin	$1,341	$24	$139	$194	$23	$(6)	$1,715

(a)	Includes other operations and maintenance expenses, depreciation and amortization, taxes other than income taxes, impairment charges, and (gain) loss on disposition.

(b)	Nicor Gas' revenue tax expenses, which are passed through directly to customers.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Company Gas' future earnings potential. In the third quarter and year-to-date 2018, net income attributable to the Southern Company Gas Dispositions, excluding the related goodwill impairment and gain on disposition, was $2 million and $5 million, respectively. The level of Southern Company Gas' future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Company Gas' primary business of natural gas distribution and its complementary businesses in the gas pipeline investments, wholesale gas services, and gas marketing services sectors. These factors include Southern Company Gas' ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs, the completion and subsequent operation of ongoing infrastructure and other construction projects, creditworthiness of customers, its ability to optimize its transportation and storage positions, and its ability to re-contract storage rates at favorable prices.
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
Volatility of natural gas prices has a significant impact on Southern Company Gas' customer rates, its long-term competitive position against other energy sources, and the ability of its gas marketing services and wholesale gas services segments to capture value from locational and seasonal spreads. Additionally, changes in commodity prices subject a significant portion of Southern Company Gas' operations to earnings variability. Over the longer term, volatility is expected to be low to moderate and locational and/or transportation spreads are expected to decrease as new pipelines are built to reduce the existing supply constraints in the shale areas of the Northeast U.S. To the extent these pipelines are delayed or not built, volatility could increase. See "Other Matters" herein for additional information on permitting challenges experienced by the Atlantic Coast Pipeline and the PennEast Pipeline. Additional economic factors may contribute to this environment, including a significant drop in oil and natural gas prices, which could lead to consolidation of natural gas producers or reduced levels of natural gas production. Further, if economic conditions continue to improve, including the new housing market, the demand for natural gas may increase, which may cause natural gas prices to rise and drive higher volatility in the natural gas markets on a longer-term basis.
As part of its business strategy, Southern Company Gas regularly considers and evaluates joint development arrangements as well as acquisitions and dispositions of businesses and assets.
Due to the seasonal nature of the natural gas business and other factors including, but not limited to, weather, regulation, competition, customer demand, and general economic conditions, the third quarter and year-to-date 2019 results are not necessarily indicative of the results to be expected for any other period.
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

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Environmental Laws and Regulations
Water Quality
On October 22, 2019, the EPA and the U.S. Army Corps of Engineers jointly published a final rule that repealed the 2015 Waters of the United States (WOTUS) rule. This final rule will be effective December 23, 2019 and will bring all states back under the pre-2015 regulations until a new WOTUS rule is finalized. A revised definition of WOTUS is anticipated to be finalized by the end of 2019. The impact of the WOTUS rule will depend on the content of the final rule redefining WOTUS and the outcome of any associated legal challenges and cannot be determined at this time.
Regulatory Matters
See Note 2 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information regarding Southern Company Gas' regulatory matters.
Rate Proceedings
Nicor Gas
In November 2018, Nicor Gas filed a general base rate case with the Illinois Commission requesting a $230 million increase in annual base rate revenues. The requested increase was based on a projected test year for the 12-month period ending September 30, 2020, a ROE of 10.6%, and an increase in the equity ratio from 52% to 54% to address the negative cash flow and credit metric impacts of the Tax Reform Legislation.
On April 16, 2019, Nicor Gas entered into a stipulation agreement to resolve all related issues with the Staff of the Illinois Commission, including a ROE of 9.86% and an equity ratio of 54%. Also on April 16, 2019, Nicor Gas filed its rebuttal testimony with the Illinois Commission incorporating the stipulation agreement and addressing the remaining items outstanding with the other two intervenors. As a result of the stipulation agreement and rebuttal testimony, the revised requested annual revenue increase was $180 million.
On October 2, 2019, the Illinois Commission approved a $168 million annual base rate increase for Nicor Gas, including $65 million related to the recovery of investments under the Investing in Illinois program, based on a ROE of 9.73% and an equity ratio of 54.2%, which became effective October 8, 2019. Additionally, the Illinois Commission approved a volume balancing adjustment, a revenue decoupling mechanism for residential customers that provides a monthly benchmark level of revenue per rate class for recovery. The Illinois Commission's order is subject to any rehearing request filed by any party to the proceeding within 30 days of service of the order on such party.
Atlanta Gas Light
On June 3, 2019, Atlanta Gas Light filed a general base rate case with the Georgia PSC requesting a $96 million increase in annual base rate revenues, which was subsequently revised to $93 million. The requested increase is based on a forward-looking test year for the 12-month period ending July 31, 2020, a ROE of 10.75% with an earnings band based on a ROE between 10.55% and 10.95%, and a continued equity ratio of 55%. The filing also requests the continuation of the Georgia rate adjustment mechanism, as previously authorized. Atlanta Gas Light expects the Georgia PSC to issue a final order on this matter on December 19, 2019 with the new rates becoming effective January 1, 2020. The ultimate outcome of this matter cannot be determined at this time.
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
Regulatory Infrastructure Programs
In addition to capital expenditures recovered through base rates by each of the natural gas distribution utilities, Nicor Gas and Virginia Natural Gas have separate rate riders that provide for timely recovery of capital expenditures for specific infrastructure replacement programs. Infrastructure expenditures incurred under these programs in the first nine months of 2019 were as follows:

Utility	Program	Year-to-Date 2019
		(in millions)
Nicor Gas	Investing in Illinois(*)	$334
Virginia Natural Gas	Steps to Advance Virginia's Energy (SAVE)	32
Total		$366

(*)
In conjunction with the base rate case order issued by the Illinois Commission on October 2, 2019, Nicor Gas will be recovering the program costs incurred prior to September 30, 2019 through base rates.

On April 8, 2019, Virginia Natural Gas filed an application with the Virginia Commission to amend and extend its SAVE program, which was approved by the Virginia Commission on September 25, 2019. The extension allows Virginia Natural Gas to continue replacing aging pipeline infrastructure through 2024 and increase its authorized investment under the previously-approved plan from $35 million to $40 million in 2019 with additional annual investments of $50 million in 2020, $60 million in 2021, $70 million in each year from 2022 through 2024, and a potential variance of up to $5 million allowed for the program, for a maximum total investment over the six-year term (2019 through 2024) of $365 million.
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
Other Matters
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
Gas Pipeline Projects
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
In 2014, Southern Company Gas entered into a joint venture, whereby it holds a 5% ownership interest in the Atlantic Coast Pipeline, an interstate pipeline company which will develop and operate a 605-mile natural gas pipeline in North Carolina, Virginia, and West Virginia with expected initial transportation capacity of 1.5 Bcf per day.
The Atlantic Coast Pipeline has experienced challenges to its permits since construction began in 2018. On October 4, 2019, the U.S. Supreme Court agreed to hear Atlantic Coast Pipeline's appeal of a lower court ruling that overturned a key permit for the project. The delays resulting from the permitting issues have impacted the cost and schedule for the project. As a result, total current project cost estimates have increased from between $7.0 billion and $7.8 billion ($350 million and $390 million for Southern Company Gas) to between $7.3 billion and $7.8 billion ($365 million and $390 million for Southern Company Gas), excluding financing costs. The operator of the joint venture has indicated that it currently expects to complete construction by the end of 2021 and place the project in service shortly thereafter.
Also in 2014, Southern Company Gas entered into a partnership in which it holds a 20% ownership interest in the PennEast Pipeline, an interstate pipeline company formed to develop and operate a 118-mile natural gas pipeline between New Jersey and Pennsylvania. The expected initial transportation capacity of 1.0 Bcf per day is under long-term contracts, mainly with public utilities and other market-serving entities, such as electric generation companies, in New Jersey, Pennsylvania, and New York.
On September 10, 2019, an appellate court ruled that the PennEast Pipeline does not have federal court eminent domain authority over lands in which a state has property rights interests. The joint venture is pursuing appellate and other options and is evaluating further next steps.
The ultimate outcome of these matters cannot be determined at this time; however, any work delays, whether caused by judicial or regulatory action, abnormal weather, or other conditions, may result in additional cost or schedule modifications or, ultimately, in project cancellation, which could result in an impairment of one or both of Southern Company Gas' investments and could have a material impact on Southern Company Gas' financial statements.
Natural Gas Storage Facilities
See Note 3 to the financial statements in Item 8 of the Form 10-K under "Other Matters – Southern Company Gas" for information on a natural gas storage facility consisting of two salt dome caverns in Louisiana.
As of September 30, 2019, management no longer plans to obtain the core samples during 2020 that are necessary to determine the composition of the sheath surrounding the edge of the salt dome. Core sampling is a requirement of the Louisiana Department of Natural Resources to put the cavern back in service; as a result, the cavern will not return to service by 2021. This change in plan, which affects the future operation of the entire storage facility, resulted in a pre-tax impairment charge of $92 million ($65 million after-tax). Southern Company Gas will continue to monitor the pressure and overall structural integrity of the entire facility pending any future decisions regarding decommissioning.
Southern Company Gas has two other natural gas storage facilities located in California and Texas, which could be impacted by ongoing changes in the U.S. natural gas storage market. Recent sales of natural gas storage facilities have resulted in losses for the sellers and may imply an impact on future rates and/or asset values. Sustained diminished natural gas storage values could trigger impairment of either of these natural gas storage facilities, which have a combined net book value of $328 million at September 30, 2019.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Southern Company Gas in Item 7 of the Form 10-K for additional information. Southern Company Gas' financial condition remained stable at September 30, 2019. Southern Company Gas intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
By regulation, Nicor Gas is restricted, to the extent of its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At September 30, 2019, the amount of subsidiary retained earnings restricted to dividend totaled $897 million. This restriction did not impact Southern Company Gas' ability to meet its cash obligations.
Net cash provided from operating activities totaled $1.0 billion for the first nine months of 2019, an increase of $313 million from the corresponding period in 2018. The increase was primarily due to the impacts of the Southern Company Gas Dispositions and the timing of collection of customer receivables, partially offset by the timing of vendor payments. Net cash used for investing activities totaled $989 million for the first nine months of 2019 primarily due to gross property additions related to utility capital expenditures and infrastructure investments recovered through replacement programs at gas distribution operations and capital contributed to equity method pipeline investments, partially offset by proceeds from the sale of Triton. Net cash used for financing activities totaled $68 million for the first nine months of 2019 primarily due to repayments of commercial paper borrowings and long-term debt and a common stock dividend payment to Southern Company, partially offset by proceeds from the issuance of first mortgage bonds and capital contributions from Southern Company. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2019 include an increase of $836 million in additional paid-in-capital related to capital contributions from Southern Company, an increase of $657 million in total property, plant, and equipment primarily due to utility capital expenditures and infrastructure investments recovered through replacement programs, a $383 million decrease in notes payable primarily related to net repayments of commercial paper borrowings, a $357 million decrease in securities due within one year, and a $172 million increase in long-term debt due to the issuance of first mortgage bonds. Other significant balance sheet changes include decreases of $465 million and $488 million in energy marketing receivables and payables, respectively, due to lower natural gas prices and volumes of natural gas sold, a decrease of $184 million in customer accounts receivable, and a decrease of $158 million in unbilled revenues. Significant balance sheet changes for the first nine months of 2019 also include recording $92 million in operating lease right-of use assets and $91 million in

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

operating lease obligations related to the adoption of ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). See Note (L) to the Condensed Financial Statements herein for additional information on the adoption of ASU 2016-02.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Company Gas in Item 7 of the Form 10-K for a description of Southern Company Gas' capital requirements and contractual obligations. There are no scheduled maturities of long-term debt through September 30, 2020. See "Sources of Capital" herein for additional information.
The regulatory infrastructure programs and other construction programs are subject to periodic review and revision, and actual costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in FERC rules and regulations; state regulatory approvals; changes in legislation; the cost and efficiency of labor, equipment, and materials; project scope and design changes; abnormal weather; construction delays (including due to judicial or regulatory action); and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. See Note 2 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for information regarding additional factors that may impact infrastructure investment expenditures.
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
Southern Company Gas received a $400 million capital contribution from Southern Company in each of July 2019 and August 2019.
As of September 30, 2019, Southern Company Gas' current liabilities exceeded current assets by $52 million. Southern Company Gas' current liabilities frequently exceed current assets because of commercial paper borrowings used to fund daily operations, scheduled maturities of long-term debt, and significant seasonal fluctuations in cash needs.
At September 30, 2019, Southern Company Gas had $59 million of cash and cash equivalents. Committed credit arrangements with banks at September 30, 2019 were as follows:

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

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The multi-year credit arrangement of Southern Company Gas Capital and Nicor Gas (Facility) contains a covenant that limits the debt levels and contains a cross-acceleration provision to other indebtedness (including guarantee obligations) of the applicable company. Such cross-acceleration provision to other indebtedness would trigger an event of default of the applicable company if Southern Company Gas or Nicor Gas defaulted on indebtedness, the payment of which was then accelerated. At September 30, 2019, both companies were in compliance with such covenant. The Facility does not contain a material adverse change clause at the time of borrowings.
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
Details of short-term borrowings were as follows:

	Short-Term Debt at September 30, 2019		Short-Term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
Commercial paper:	(in millions)		(in millions)		(in millions)
Southern Company Gas Capital	$189	2.3%	$271	2.6%	$435
Nicor Gas	78	2.1	77	2.4	211
Total	$267	2.2%	$348	2.5%

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2019.
Southern Company Gas believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and operating cash flows.
Credit Rating Risk
Southern Company Gas does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change below BBB- and/or Baa3. These contracts are for physical natural gas purchases and sales, gas transportation and storage, and energy price risk management. The maximum potential collateral requirement under these contracts at September 30, 2019 was approximately $15 million.
Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, a credit rating downgrade could impact the ability of Southern Company Gas to access capital markets and would be likely to impact the cost at which it does so.
On September 12, 2019, S&P upgraded the long-term issuer rating of Nicor Gas to A from A- and the senior secured debt rating of Nicor Gas to A+ from A and maintained the negative rating outlook.
As a result of the Tax Reform Legislation, certain financial metrics, such as the funds from operations to debt percentage, used by the credit rating agencies to assess Southern Company and its subsidiaries, including Southern Company Gas, may be negatively impacted. Southern Company Gas and its regulated subsidiaries have taken actions to mitigate the resulting impacts, which, among other alternatives, include adjusting capital structure. Absent actions by Southern Company and its subsidiaries that fully mitigate the impacts, Southern Company Gas', Southern

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Gas Capital's, and Nicor Gas' credit ratings could be negatively affected. The Illinois Commission's October 2, 2019 approval of Nicor Gas' rate case increased its equity ratio from 52% to 54.2%. The Georgia PSC's May 15, 2018 approval of a stipulation for Atlanta Gas Light's annual rate adjustment maintained the previously authorized earnings band and increased the equity ratio to 55% to address the negative cash flow and credit metric impacts of the Tax Reform Legislation. See Note 2 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Southern Company Gas" herein for information on an additional requested equity ratio increase included in Atlanta Gas Light's rate case proceeding, which is expected to conclude in December 2019.
Financing Activities
The long-term debt on Southern Company Gas' balance sheets includes both principal and non-principal components. As of September 30, 2019, the non-principal components totaled $420 million, which consisted of the unamortized portions of the fair value adjustment recorded in purchase accounting, debt premiums, debt discounts, and debt issuance costs.
In July 2019, Nicor Gas repaid at maturity $50 million aggregate principal amount of 4.7% first mortgage bonds.
In August 2019, Southern Company Gas Capital repaid at maturity $300 million aggregate principal amount of 5.25% Senior Notes due 2019.
In August 2019, Nicor Gas issued $200 million aggregate principal amount of first mortgage bonds in a private placement. The proceeds will be used for the repayment of short-term debt, capital expenditures, and other corporate purposes. Nicor Gas entered into an agreement to issue an additional $100 million aggregate principal amount of first mortgage bonds on October 30, 2019.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Company Gas plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.
Market Price Risk
Other than the items discussed below, there were no material changes to Southern Company Gas' disclosures about market price risk during the third quarter 2019. For an in-depth discussion of Southern Company Gas' market price risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of Southern Company Gas in Item 7 of the Form 10-K. Also see Notes (I) and (J) to the Condensed Financial Statements herein for information relating to derivative instruments.
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
For the periods presented below, the changes in net fair value of Southern Company Gas' derivative contracts were as follows:

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Third Quarter 2019	Third Quarter 2018	Year-to-Date 2019	Year-to-Date 2018
	(in millions)
Contracts outstanding at beginning of period, assets (liabilities), net	$(90)	$(90)	$(167)	$(106)
Contracts realized or otherwise settled	7	6	7	57
Current period changes(a)	(13)	(34)	64	(69)
Contracts outstanding at the end of period, assets (liabilities), net	$(96)	$(118)	$(96)	$(118)
Netting of cash collateral	166	189	166	189
Cash collateral and net fair value of contracts outstanding at end of period(b)	$70	$71	$70	$71

(a)	Current period changes also include the fair value of new contracts entered into during the period, if any.

(b)	Net fair value of derivative contracts outstanding excludes premium and the intrinsic value associated with weather derivatives, which were immaterial at September 30, 2019 and 2018.
The maturities of Southern Company Gas' energy-related derivative contracts at September 30, 2019 were as follows:

		Fair Value Measurements
		September 30, 2019
	Total Fair Value	Maturity
		Year 1	Years 2 & 3	Years 4 and thereafter
	(in millions)
Level 1(a)	$(114)	$(22)	$(76)	$(16)
Level 2(b)	13	(3)	17	(1)
Level 3(c)	5	1	7	(3)
Fair value of contracts outstanding at end of period(d)	$(96)	$(24)	$(52)	$(20)

(a)	Valued using NYMEX futures prices.

(b)
Valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.

(c)	Valued using a combination of observable and unobservable inputs.

(d)	Excludes cash collateral of $166 million as well as an immaterial amount of premium and intrinsic value associated with weather derivatives at September 30, 2019.

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

Registrant	Applicable Notes
Southern Company	A, B, C, D, E, F, G, H, I, J, K, L, M
Alabama Power	A, B, C, D, F, G, H, I, J, K, L
Georgia Power	A, B, C, D, F, G, H, I, J, L
Mississippi Power	A, B, C, D, F, G, H, I, J, L
Southern Power	A, C, D, E, F, G, H, I, J, K, L
Southern Company Gas	A, B, C, D, E, F, G, H, I, J, K, L, M

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
MISSISSIPPI POWER COMPANY
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED FINANCIAL STATEMENTS:
(UNAUDITED)

(A) INTRODUCTION
The condensed quarterly financial statements of each registrant included herein have been prepared by such registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2018 have been derived from the audited financial statements of each registrant. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended September 30, 2019 and 2018. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Goodwill and Other Intangible Assets
Goodwill at September 30, 2019 and December 31, 2018 was as follows:

	At September 30, 2019	At December 31, 2018
	(in millions)
Southern Company	$5,280	$5,315
Southern Company Gas:
Gas distribution operations	$4,034	$4,034
Gas marketing services	981	981
Southern Company Gas total	$5,015	$5,015

Goodwill is not amortized but is subject to an annual impairment test during the fourth quarter of each year or more frequently if impairment indicators arise. A goodwill impairment charge of $32 million was recorded in the second quarter 2019 in contemplation of the July 22, 2019 sale of PowerSecure's utility infrastructure services business. In the third quarter 2019, impairment charges of $2 million and $3 million were recorded to goodwill and other intangible assets, net, respectively, in contemplation of the sale of PowerSecure's lighting business, which is expected to occur in the fourth quarter 2019. See Note (K) under "Southern Company" for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Other intangible assets were as follows:

	At September 30, 2019			At December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Other intangible assets subject to amortization:
Customer relationships(a)	$211	$(110)	$101	$223	$(94)	$129
Trade names(a)	64	(23)	41	70	(21)	49
Storage and transportation contracts	64	(60)	4	64	(54)	10
PPA fair value adjustments(b)	389	(64)	325	405	(61)	344
Other	12	(8)	4	11	(5)	6
Total other intangible assets subject to amortization	$740	$(265)	$475	$773	$(235)	$538
Other intangible assets not subject to amortization:
Federal Communications Commission licenses	75	—	75	75	—	75
Total other intangible assets	$815	$(265)	$550	$848	$(235)	$613

Southern Power
Other intangible assets subject to amortization:
PPA fair value adjustments(b)	$389	$(64)	$325	$405	$(61)	$344

Southern Company Gas
Other intangible assets subject to amortization:
Gas marketing services
Customer relationships	$156	$(99)	$57	$156	$(84)	$72
Trade names	26	(9)	17	26	(7)	19
Wholesale gas services
Storage and transportation contracts	64	(60)	4	64	(54)	10
Total other intangible assets subject to amortization	$246	$(168)	$78	$246	$(145)	$101

(a)	The decrease in the gross carrying amount during the nine months ended September 30, 2019 primarily reflects the reclassification to held for sale. See Note (K) for additional information.

(b)
The decrease in the gross carrying amount during the nine months ended September 30, 2019 reflects the sale of Plant Nacogdoches, partially offset by additional PPA fair value adjustments related to the acquisition of DSGP. See Note (K) under "Southern Power" for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Amortization associated with other intangible assets was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019
	(in millions)
Southern Company(a)	$14	$45
Southern Power(b)	$4	$14
Southern Company Gas
Gas marketing services	$5	$17
Wholesale gas services(b)	2	6
Southern Company Gas total	$7	$23

(a)	Includes $6 million and $20 million for the three and nine months ended September 30, 2019, respectively, recorded as a reduction to operating revenues.

(b)	Recorded as a reduction to operating revenues.
Restricted Cash
At December 31, 2018, Georgia Power had restricted cash related to the redemption of certain pollution control revenue bonds in January 2019. See Note (F) under "Financing Activities" for additional information. At both September 30, 2019 and December 31, 2018, Southern Company Gas had restricted cash held as collateral for worker's compensation, life insurance, and long-term disability insurance.
The following tables provide a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that total to the amounts shown in the condensed statements of cash flows for the registrants that had restricted cash at September 30, 2019 and/or December 31, 2018:

	Southern Company		Southern Company Gas
	(in millions)
At September 30, 2019
Cash and cash equivalents	$2,931		$59
Restricted cash:
Other accounts and notes receivable	3		3
Total cash, cash equivalents, and restricted cash	$2,935	(*)	$62

(*)	Total does not add due to rounding.

	Southern Company	Georgia Power	Southern Company Gas
	(in millions)
At December 31, 2018
Cash and cash equivalents	$1,396	$4	$64
Cash and cash equivalents held for sale	9	—	—
Restricted cash:
Restricted cash	—	108	—
Other accounts and notes receivable	114	—	6
Total cash, cash equivalents, and restricted cash	$1,519	$112	$70

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Natural Gas for Sale
Southern Company Gas, with the exception of Nicor Gas, carries natural gas inventory on a WACOG basis. For any declines in market prices below the WACOG considered to be other than temporary, an adjustment is recorded to reduce the value of natural gas inventories to market value. Southern Company Gas recorded an adjustment of $10 million for the nine months ended September 30, 2019 and no material adjustments for the remaining periods reported.
Nicor Gas' natural gas inventory is carried at cost on a LIFO basis. Inventory decrements occurring during the year that are restored prior to year end are charged to cost of natural gas at the estimated annual replacement cost. Inventory decrements that are not restored prior to year end are charged to cost of natural gas at the actual LIFO cost of the inventory layers liquidated. Nicor Gas had no inventory decrement at September 30, 2019.
Asset Retirement Obligations
See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information regarding AROs.
Details of the AROs included in the condensed balance sheets of Southern Company, Alabama Power, and Mississippi Power at September 30, 2019 are shown in the following table. There were no material changes in the AROs of Georgia Power or Southern Power during the first nine months of 2019.

	Southern Company	Alabama Power	Mississippi Power
	(in millions)
Balance at December 31, 2018	$9,394	$3,210	$160
Liabilities incurred	35	—	1
Liabilities settled	(223)	(76)	(28)
Accretion	299	107	5
Cash flow revisions	455	312	57
Balance at September 30, 2019	$9,960	$3,553	$195

During 2019, Alabama Power recorded increases totaling approximately $312 million to its AROs primarily related to the CCR Rule and the related state rule based on management's completion of closure designs for all but one of its ash pond facilities. In the second quarter 2019, Mississippi Power recorded an increase of approximately $58 million to its AROs related to the CCR Rule, primarily associated with the ash pond facility at Plant Greene County, which is jointly owned with Alabama Power. The additional estimated costs to close these ash ponds under the planned closure-in-place methodology primarily relate to cost inputs from contractor bids, internal drainage and dewatering system designs, and increases in the estimated ash volumes. The cost estimate for the remaining Alabama Power ash pond facility will be updated within the next 12 months and the change could be material.
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
The recovery balances for certain of Alabama Power's, Georgia Power's, and Mississippi Power's regulatory clauses at September 30, 2019 and December 31, 2018 were as follows:

Regulatory Clause	Balance Sheet Line Item	September 30, 2019	December 31, 2018
		(in millions)
Alabama Power
Rate CNP Compliance	Deferred under recovered regulatory clause revenues	$—	$42
	Other regulatory liabilities, deferred	55	—
Rate CNP PPA	Deferred under recovered regulatory clause revenues	45	25
Retail Energy Cost Recovery(*)	Deferred under recovered regulatory clause revenues	—	109
	Other regulatory liabilities, deferred	21	—
Natural Disaster Reserve	Other regulatory liabilities, deferred	23	20
Georgia Power
Fuel Cost Recovery	Receivables – under recovered fuel clause revenues	$—	$115
	Other deferred credits and liabilities	1	—
Mississippi Power
Fuel Cost Recovery	Over recovered regulatory clause liabilities	$18	$8

(*)
In accordance with an accounting order issued on February 5, 2019 by the Alabama PSC, Alabama Power utilized $75 million of the 2018 Rate RSE refund liability to reduce the Rate ECR under recovered balance. See Note 2 to the financial statements under "Alabama Power – Rate ECR" in Item 8 of the Form 10-K for additional information.

Alabama Power
Petition for Certificate of Convenience and Necessity
On September 6, 2019, Alabama Power filed a petition for a CCN with the Alabama PSC for authorization to procure additional generating capacity through the turnkey construction of a new combined cycle facility and long-term contracts for the purchase of power from others, both as more fully described below, as well as the acquisition of an existing combined cycle facility in Autauga County, AL (Autauga Combined Cycle Acquisition). In addition, Alabama Power will pursue approximately 200 MWs of certain demand side management and distributed energy resource programs. This filing was predicated on the results of Alabama Power's 2019 IRP provided to the Alabama PSC, which identified an approximately 2,400-MW resource need for Alabama Power, driven by the need for additional winter reserve capacity. See Note (K) under "Alabama Power" for additional information regarding the Autauga Combined Cycle Acquisition.
The procurement of these resources is subject to the satisfaction or waiver of certain conditions, including, among other customary conditions, approval by the Alabama PSC. The completion of the Autauga Combined Cycle Acquisition is also subject to (i) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and (ii) approval by the FERC. All regulatory approvals are expected to be obtained by the end of the third quarter 2020.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

On May 8, 2019, Alabama Power entered into an Agreement for Engineering, Procurement, and Construction with Mitsubishi Hitachi Power Systems Americas, Inc. and Black & Veatch Construction, Inc. to construct an approximately 720-MW combined cycle facility at Plant Barry (Plant Barry Unit 8), which is expected to be placed in service by the end of 2023.
The capital investment associated with the construction of Plant Barry Unit 8 and the Autauga Combined Cycle Acquisition is currently estimated to total approximately $1.1 billion.
Alabama Power also intends to procure through long-term PPAs approximately 640 MWs of additional generating capacity, which will consist of approximately 240 MWs of combined cycle generation expected to begin in 2020 and approximately 400 MWs of solar generation coupled with battery energy storage systems (solar/battery systems) expected to begin in 2022 through 2024. The terms of the agreements for the solar/battery systems permit Alabama Power to use the energy and retire the associated renewable energy credits (REC) in service of customers or to sell RECs, separately or bundled with energy.
Upon certification, Alabama Power expects to recover costs associated with Plant Barry Unit 8 through its Rate CNP New Plant. Additionally, Alabama Power expects to recover costs associated with the Autauga Combined Cycle Acquisition through Rate RSE during the term of the existing power sales agreement and, on expiration of the agreement, through Rate CNP New Plant. The recovery of costs associated with laws, regulations, and other such mandates directed at the utility industry are expected to be recovered through Rate CNP Compliance. Alabama Power expects to recover the capacity-related costs associated with the PPAs through its Rate CNP PPA. In addition, fuel and energy-related costs are expected to be recovered through Rate ECR. Any remaining costs associated with the Autauga Combined Cycle Acquisition and Plant Barry Unit 8 will be incorporated through the annual filing of Rate RSE. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
The ultimate outcome of these matters cannot be determined at this time.
Construction Work in Progress Accounting Order
On October 1, 2019, the Alabama PSC acknowledged that Alabama Power would begin certain limited preparatory activities associated with Plant Barry Unit 8 construction to meet the target in-service date by authorizing Alabama Power to record the related costs as CWIP prior to the issuance of an order on the CCN petition. Should a CCN not be granted and Alabama Power does not proceed with the related construction of Plant Barry Unit 8, Alabama Power may transfer those costs and any costs that directly result from the non-issuance of the CCN to a regulatory asset which would be amortized over a five-year period. If the balance of incurred costs reaches 5% of the estimated in-service cost of the total project prior to issuance of an order on the CCN petition, Alabama Power will confer with the Alabama PSC regarding the appropriateness of additional authorization.
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
Georgia Power
Rate Plans
On June 28, 2019, Georgia Power filed a base rate case (Georgia Power 2019 Base Rate Case) with the Georgia PSC. The filing, as modified on September 24, 2019, includes a three-year Alternate Rate Plan with requested rate increases totaling $560 million, $144 million, and $233 million effective January 1, 2020, January 1, 2021, and

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

January 1, 2022, respectively. These increases are based on a proposed retail ROE of 10.90% and a proposed equity ratio of 56% and reflect levelized revenue requirements during the three-year period, with the exception of incremental compliance costs related to CCR AROs, Demand-Side Management programs, and adjustments to the Municipal Franchise Fee tariff.
Georgia Power has requested recovery of the proposed increases through its existing base rate tariffs as follows:

Tariff	2020	2021	2022
	(in millions)
Traditional base:
Levelized	$210	$—	$—
CCR AROs	158	139	227
Environmental Compliance Cost Recovery	163	—	—
Demand-Side Management	12	1	1
Municipal Franchise Fee	17	3	5
Total(*)	$560	$144	$233

(*)	Totals may not add due to rounding.
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
Integrated Resource Plan
In 2016, the Georgia PSC approved Georgia Power's triennial IRP, including recovery of costs up to $99 million through June 30, 2019 to preserve nuclear generation as an option at a future generation site in Stewart County, Georgia. In 2017, the Georgia PSC approved Georgia Power's decision to suspend work at the site due to changing economics, including lower load forecasts and fuel costs. In accordance with the Georgia PSC's order, costs incurred of approximately $50 million have been recorded as a regulatory asset.
On July 16, 2019, the Georgia PSC voted to approve Georgia Power's triennial IRP (Georgia Power 2019 IRP) as modified by a stipulated agreement among Georgia Power, the staff of the Georgia PSC, and certain intervenors and further modified by the Georgia PSC.
In the Georgia Power 2019 IRP, the Georgia PSC approved the decertification and retirement of Plant Hammond Units 1 through 4 (840 MWs) and Plant McIntosh Unit 1 (142.5 MWs) effective July 29, 2019. The Georgia PSC also approved the reclassification of the remaining net book values of the Plant Hammond and Plant McIntosh units (approximately $500 million and $40 million, respectively), as well as any unusable materials and supplies inventory balances, upon retirement to a regulatory asset. Recovery of each unit's net book value will continue through December 31, 2019 as provided in the 2013 ARP. Additionally, approximately $295 million of net capitalized asset retirement costs were reclassified to a regulatory asset.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

For the regulatory asset balances remaining at December 31, 2019, Georgia Power requested recovery in the Georgia Power 2019 Base Rate Case as follows: (i) the net book values of Plant Mitchell Unit 3 (approximately $8 million at September 30, 2019) and Plant McIntosh Unit 1, any unusable materials and supplies inventory, and the future generation site in Stewart County, Georgia over a three-year period ending December 31, 2022 and (ii) the net book values of Plant Hammond Units 1 through 4 over a period equal to the applicable unit's remaining useful life through 2035. The timing of recovery of the related ARO costs will be determined in the Georgia Power 2019 Base Rate Case. The ultimate outcome of these matters cannot be determined at this time.
Also in the Georgia Power 2019 IRP, the Georgia PSC approved Georgia Power's proposed environmental compliance strategy associated with ash pond and certain landfill closures and post-closure care in compliance with the CCR Rule and the related state rule. In the Georgia Power 2019 Base Rate Case, Georgia Power requested recovery of the under recovered balance of these compliance costs at December 31, 2019 (approximately $157 million at September 30, 2019) over a three-year period ending December 31, 2022 and recovery of estimated compliance costs of $277 million for 2020, $395 million for 2021, and $655 million for 2022 over three-year periods ending December 31, 2022, 2023, and 2024, respectively. The ultimate outcome of this matter cannot be determined at this time. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information regarding Georgia Power's AROs.
Additionally, the Georgia PSC rejected a request to certify approximately 25 MWs of capacity at Plant Scherer Unit 3 for the retail jurisdiction beginning January 1, 2020 following the expiration of a wholesale PPA. Georgia Power may offer such capacity in the wholesale market or to the retail jurisdiction in a future IRP. The ultimate outcome of this matter cannot be determined at this time but is not expected to have a material impact on Georgia Power's or Southern Company's financial statements.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4 by the expected in-service dates of November 2021 and November 2022, respectively, is as follows:

(in billions)
Base project capital cost forecast(a)(b)	$8.0
Construction contingency estimate	0.4
Total project capital cost forecast(a)(b)	8.4
Net investment as of September 30, 2019(b)	(5.5)
Remaining estimate to complete(a)	$2.9

(a)	Excludes financing costs expected to be capitalized through AFUDC of approximately $300 million.

(b)	Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related Customer Refunds.
As of September 30, 2019, approximately $30 million of the construction contingency estimate was allocated to the base capital cost forecast for cost risks including, among other factors, attracting and retaining craft labor; adding resources for supervision, field support, project management, initial test program, and start-up; and procurement. As and when construction contingency is spent, Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.1 billion, of which $2.1 billion had been incurred through September 30, 2019.
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
As construction continues and testing and system turnover activities increase, challenges with management of contractors, subcontractors, and vendors; supervision of craft labor and related craft labor productivity, particularly in the installation of electrical and mechanical commodities, ability to attract and retain craft labor, and/or related cost escalation; procurement, fabrication, delivery, assembly, and/or installation and the initial testing and start-up, including any required engineering changes, of plant systems, structures, or components (some of which are based on new technology that only recently began initial operation in the global nuclear industry at this scale), or regional transmission upgrades, any of which may require additional labor and/or materials; or other issues could arise and change the projected schedule and estimated cost.
The April 2019 cost and schedule validation process established target values for monthly construction production and system turnover activities as part of a strategy to maintain and, where possible, build margin to the approved in-service dates. To support that strategy, monthly production and activity target values will continue to increase significantly throughout the remainder of 2019 and into 2020. To meet these increasing monthly targets, existing

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

craft construction productivity must improve and additional craft laborers (particularly electrical and pipefitter craft labor), as well as additional supervision and other field support resources, must be retained and deployed.
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
The ultimate outcome of these matters cannot be determined at this time. However, any extension of the regulatory-approved project schedule is currently estimated to result in additional base capital costs of approximately $50 million per month, based on Georgia Power's ownership interests, and AFUDC of approximately $11 million per month. While Georgia Power is not precluded from seeking recovery of any future capital cost forecast increase, management will ultimately determine whether or not to seek recovery. Any further changes to the capital cost forecast that are not expected to be recoverable through regulated rates will be required to be charged to income and such charges could be material.
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
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. At September 30, 2019, Georgia Power had recovered approximately $2.1 billion of financing costs. Financing costs related to capital costs above $4.418 billion will be recovered through AFUDC; however, Georgia Power will not record AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery. In December 2018, the Georgia PSC approved Georgia Power's request to increase the NCCR tariff by $88 million annually, effective January 1, 2019. Georgia Power expects to file on November 1, 2019 to decrease the NCCR tariff by approximately $65 million annually, effective January 1, 2020, pending Georgia PSC approval.
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
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) Georgia Power's seventeenth VCM report and modified the Vogtle Cost Settlement Agreement. The Vogtle Cost Settlement Agreement, as modified by the January 11, 2018 order, resolved the following regulatory matters related to Plant Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the amounts paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and related Customer Refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and deemed reasonable Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap and that prudence decisions on cost recovery will be made at a later date, consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC in the 2013 ARP) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that upon Unit 3 reaching commercial operation, retail base rates would be adjusted to include carrying costs on those capital costs deemed prudent in the Vogtle Cost Settlement Agreement. The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective Unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $100 million in 2018 and are estimated to have negative earnings impacts of approximately $70 million in 2019 and an aggregate of approximately $650 million from 2020 to 2022.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
In February 2018, Georgia Interfaith Power & Light, Inc. (GIPL) and Partnership for Southern Equity, Inc. (PSE) filed a petition appealing the Georgia PSC's January 11, 2018 order with the Fulton County Superior Court. In March 2018, Georgia Watch filed a similar appeal to the Fulton County Superior Court for judicial review of the Georgia PSC's decision and denial of Georgia Watch's motion for reconsideration. In December 2018, the Fulton County Superior Court granted Georgia Power's motion to dismiss the two appeals. On January 9, 2019, GIPL, PSE, and Georgia Watch filed an appeal of this decision with the Georgia Court of Appeals. On October 29, 2019, the Georgia Court of Appeals issued an opinion affirming the Fulton County Superior Court's ruling that the Georgia PSC's January 11, 2018 order was not a final, appealable decision. In addition, the Georgia Court of Appeals remanded the case to the Fulton County Superior Court to clarify its ruling as to whether the petitioners showed that review of the Georgia PSC's final order would not provide them an adequate remedy. Georgia Power believes the petitions have no merit; however, an adverse outcome in the litigation combined with subsequent adverse action by the Georgia PSC could have a material impact on Southern Company's and Georgia Power's results of operations, financial condition, and liquidity.
The Georgia PSC has approved nineteen VCM reports covering the period through June 30, 2018, including total construction capital costs incurred through that date of $5.4 billion (before $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related Customer Refunds). On August 30, 2019, Georgia Power filed its twentieth VCM report concurrently with its twenty-first VCM report with the Georgia PSC, which requested approval of $1.2 billion of construction capital costs incurred from July 1, 2018 through June 30, 2019.
In the nineteenth VCM, the Georgia PSC deferred approval of $51.6 million of expenditures related to Georgia Power's portion of an administrative claim filed in the Westinghouse bankruptcy proceedings. On June 20, 2019, Georgia Power, acting for itself and as agent for the other Vogtle Owners, entered into a settlement agreement related to the administrative claim filed in the Westinghouse bankruptcy proceedings. Accordingly, in the twentieth/twenty-first VCM report, Georgia Power also requested approval of $21.5 million of associated expenditures previously deferred for approval by the Georgia PSC. The remaining $30.1 million deferred for approval was refunded to Georgia Power and credited to the total construction capital costs.
The ultimate outcome of these matters cannot be determined at this time.
DOE Financing
At September 30, 2019, Georgia Power had borrowed $3.46 billion related to Plant Vogtle Units 3 and 4 costs as provided through the Amended and Restated Loan Guarantee Agreement and related multi-advance credit facilities among Georgia Power, the DOE, and the FFB, which provide for borrowings of up to approximately $5.130 billion, subject to the satisfaction of certain conditions. See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K and Note (F) under "DOE Loan Guarantee Borrowings" for additional information, including applicable covenants, events of default, mandatory prepayment events, and conditions to borrowing.
The ultimate outcome of these matters cannot be determined at this time.
Mississippi Power
Municipal and Rural Association Tariff
On May 7, 2019, the FERC accepted Mississippi Power's March 28, 2019 request for a decrease in wholesale base rates under the MRA tariff as agreed upon in a settlement agreement reached with its wholesale customers resolving all matters related to the Kemper County energy facility similar to the retail rate settlement agreement approved by

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

the Mississippi PSC in February 2018 and reflecting the impacts of the Tax Reform Legislation. Pursuant to the MRA settlement agreement, wholesale base rates decreased $3.7 million annually, effective January 1, 2019.
Environmental Compliance Overview Plan
On October 24, 2019, the Mississippi PSC approved Mississippi Power's July 9, 2019 request for a Certificate of Public Convenience and Necessity to complete certain environmental compliance projects, primarily associated with the Plant Daniel coal units co-owned 50% with Gulf Power. The total estimated cost is approximately $125 million, with Mississippi Power's share of approximately $66 million being proposed for recovery through its ECO Plan. Approximately $17 million of Mississippi Power's share is associated with ash pond closure and is reflected in Mississippi Power's ARO liabilities. See Note 2 to the financial statements under "Mississippi Power – Environmental Compliance Overview Plan" in Item 8 of the Form 10-K for additional information on Mississippi Power's ECO Plan. See Note (A) under "Asset Retirement Obligations" for additional information on AROs and Note (C) under "Other Matters – Mississippi Power" for additional information on Gulf Power's ownership in Plant Daniel.
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
During the third quarter and year-to-date 2019, Mississippi Power recorded pre-tax charges to income of $4 million ($3 million after tax) and $10 million ($7 million after tax), respectively, primarily resulting from the abandonment and related closure activities and ongoing period costs, net of sales proceeds, for the mine and gasifier-related assets at the Kemper County energy facility. Additional closure costs for the mine and gasifier-related assets, currently estimated at up to $10 million pre-tax (excluding dismantlement costs, net of salvage), may be incurred through the first half of 2020. In addition, period costs, including, but not limited to, costs for compliance and safety, ARO accretion, and property taxes for the mine and gasifier-related assets, are estimated at $3 million for the remainder of 2019 and $2 million to $7 million annually in 2020 through 2023.
In addition, Mississippi Power constructed the CO2 pipeline for the planned transport of captured CO2 for use in enhanced oil recovery and is currently evaluating its options regarding the final disposition of the CO2 pipeline, including removal of the pipeline. This evaluation is expected to be complete by year-end 2019. If Mississippi Power ultimately decides to remove the CO2 pipeline, the cost of removal would have a material impact on Mississippi Power's financial statements and could have a material impact on Southern Company's financial statements.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Southern Company Gas
Rate Proceedings
Nicor Gas
In November 2018, Nicor Gas filed a general base rate case with the Illinois Commission requesting a $230 million increase in annual base rate revenues. The requested increase was based on a projected test year for the 12-month period ending September 30, 2020, a ROE of 10.6%, and an increase in the equity ratio from 52% to 54% to address the negative cash flow and credit metric impacts of the Tax Reform Legislation.
On April 16, 2019, Nicor Gas entered into a stipulation agreement to resolve all related issues with the Staff of the Illinois Commission, including a ROE of 9.86% and an equity ratio of 54%. Also on April 16, 2019, Nicor Gas filed its rebuttal testimony with the Illinois Commission incorporating the stipulation agreement and addressing the remaining items outstanding with the other two intervenors. As a result of the stipulation agreement and rebuttal testimony, the revised requested annual revenue increase was $180 million.
On October 2, 2019, the Illinois Commission approved a $168 million annual base rate increase for Nicor Gas, including $65 million related to the recovery of investments under the Investing in Illinois program, based on a ROE of 9.73% and an equity ratio of 54.2%, which became effective October 8, 2019. Additionally, the Illinois Commission approved a volume balancing adjustment, a revenue decoupling mechanism for residential customers that provides a monthly benchmark level of revenue per rate class for recovery. The Illinois Commission's order is subject to any rehearing request filed by any party to the proceeding within 30 days of service of the order on such party.
Atlanta Gas Light
On June 3, 2019, Atlanta Gas Light filed a general base rate case with the Georgia PSC requesting a $96 million increase in annual base rate revenues, which was subsequently revised to $93 million. The requested increase is based on a forward-looking test year for the 12-month period ending July 31, 2020, a ROE of 10.75% with an earnings band based on a ROE between 10.55% and 10.95%, and a continued equity ratio of 55%. The filing also requests the continuation of the Georgia rate adjustment mechanism, as previously authorized. Atlanta Gas Light expects the Georgia PSC to issue a final order on this matter on December 19, 2019 with the new rates becoming effective January 1, 2020. The ultimate outcome of this matter cannot be determined at this time.
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
Virginia Natural Gas
On April 8, 2019, Virginia Natural Gas filed an application with the Virginia Commission to amend and extend its Steps to Advance Virginia's Energy program, which was approved by the Virginia Commission on September 25, 2019. The extension allows Virginia Natural Gas to continue replacing aging pipeline infrastructure through 2024

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

and increase its authorized investment under the previously-approved plan from $35 million to $40 million in 2019 with additional annual investments of $50 million in 2020, $60 million in 2021, $70 million in each year from 2022 through 2024, and a potential variance of up to $5 million allowed for the program, for a maximum total investment over the six-year term (2019 through 2024) of $365 million.
Affiliate Asset Management Agreements
On March 15, 2019, the Virginia Commission approved an extension of Virginia Natural Gas' asset management agreement with Sequent to March 31, 2021.
FERC Matters
Open Access Transmission Tariff
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
Southern Company Gas
See Note (E) under "Southern Company Gas – Pipelines" and Note 2 to the financial statements under "FERC Matters – Southern Company Gas" in Item 8 of the Form 10-K for additional information regarding Southern Company Gas' gas pipeline construction projects.
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
Southern Company
In January 2017, a securities class action complaint was filed against Southern Company, certain of its officers, and certain former Mississippi Power officers in the U.S. District Court for the Northern District of Georgia by Monroe County Employees' Retirement System on behalf of all persons who purchased shares of Southern Company's common stock between April 25, 2012 and October 29, 2013. The complaint alleges that Southern Company, certain

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

of its officers, and certain former Mississippi Power officers made materially false and misleading statements regarding the Kemper County energy facility in violation of certain provisions under the Securities Exchange Act of 1934, as amended. The complaint seeks, among other things, compensatory damages and litigation costs and attorneys' fees. In 2017, the plaintiffs filed an amended complaint that provided additional detail about their claims, increased the purported class period by one day, and added certain other former Mississippi Power officers as defendants. Also in 2017, the defendants filed a motion to dismiss the plaintiffs' amended complaint with prejudice, to which the plaintiffs filed an opposition. In March 2018, the court issued an order granting, in part, the defendants' motion to dismiss. The court dismissed certain claims against certain officers of Southern Company and Mississippi Power and dismissed the allegations related to a number of the statements that plaintiffs challenged as being false or misleading. In April 2018, the defendants filed a motion for reconsideration of the court's order, seeking dismissal of the remaining claims in the lawsuit. In August 2018, the court denied the motion for reconsideration and denied a motion to certify the issue for interlocutory appeal. On August 22, 2019, the court certified the plaintiffs' proposed class. On September 5, 2019, the defendants filed a petition for interlocutory appeal of the class certification order with the U.S. Court of Appeals for the Eleventh Circuit.
In February 2017, Jean Vineyard and Judy Mesirov each filed a shareholder derivative lawsuit in the U.S. District Court for the Northern District of Georgia. Each of these lawsuits names as defendants Southern Company, certain of its directors, certain of its officers, and certain former Mississippi Power officers. In 2017, these two shareholder derivative lawsuits were consolidated in the U.S. District Court for the Northern District of Georgia. The complaints allege that the defendants caused Southern Company to make false or misleading statements regarding the Kemper County energy facility cost and schedule. Further, the complaints allege that the defendants were unjustly enriched and caused the waste of corporate assets and also allege that the individual defendants violated their fiduciary duties. Each plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and, on each plaintiff's own behalf, attorneys' fees and costs in bringing the lawsuit. Each plaintiff also seeks certain changes to Southern Company's corporate governance and internal processes. In April 2018, the court entered an order staying this lawsuit until 30 days after the resolution of any dispositive motions or any settlement, whichever is earlier, in the securities class action.
In May 2017, Helen E. Piper Survivor's Trust filed a shareholder derivative lawsuit in the Superior Court of Gwinnett County, Georgia that names as defendants Southern Company, certain of its directors, certain of its officers, and certain former Mississippi Power officers. The complaint alleges that the individual defendants, among other things, breached their fiduciary duties in connection with schedule delays and cost overruns associated with the construction of the Kemper County energy facility. The complaint further alleges that the individual defendants authorized or failed to correct false and misleading statements regarding the Kemper County energy facility schedule and cost and failed to implement necessary internal controls to prevent harm to Southern Company. The plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and disgorgement of profits and, on its behalf, attorneys' fees and costs in bringing the lawsuit. The plaintiff also seeks certain unspecified changes to Southern Company's corporate governance and internal processes. In May 2018, the court entered an order staying this lawsuit until 30 days after the resolution of any dispositive motions or any settlement, whichever is earlier, in the securities class action. On August 5, 2019, the court granted a motion filed by the plaintiff on July 17, 2019 to substitute a new named plaintiff, Martin J. Kobuck, in place of Helen E. Piper Survivor's Trust.
Southern Company believes these legal challenges have no merit; however, the ultimate outcome of these matters cannot be determined at this time.
Georgia Power
In 2011, plaintiffs filed a putative class action against Georgia Power in the Superior Court of Fulton County, Georgia alleging that Georgia Power's collection in rates of amounts for municipal franchise fees (which fees are paid to municipalities) exceeded the amounts allowed in orders of the Georgia PSC and alleging certain state tort law claims. In 2016, the Georgia Court of Appeals reversed the trial court's previous dismissal of the case and remanded the case to the trial court. Georgia Power filed a petition for writ of certiorari with the Georgia Supreme Court, which was granted in 2017. In June 2018, the Georgia Supreme Court affirmed the judgment of the Georgia

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Court of Appeals and remanded the case to the trial court for further proceedings. Following a motion by Georgia Power, on February 13, 2019, the Superior Court of Fulton County ordered the parties to submit petitions to the Georgia PSC for a declaratory ruling to address certain terms the court previously held were ambiguous as used in the Georgia PSC's orders. The order entered by the Superior Court of Fulton County also conditionally certified the proposed class. In March 2019, Georgia Power and the plaintiffs filed petitions with the Georgia PSC seeking confirmation of the proper application of the municipal franchise fee schedule pursuant to the Georgia PSC's orders. On October 23, 2019, the Georgia PSC issued an order that found and concluded that Georgia Power has appropriately implemented the municipal franchise fee schedule. On March 6, 2019, Georgia Power filed a notice of appeal with the Georgia Court of Appeals regarding the Superior Court of Fulton County's February 2019 order. Georgia Power believes the plaintiffs' claims have no merit. The amount of any possible losses cannot be calculated at this time because, among other factors, it is unknown whether conditional class certification will be upheld and the ultimate composition of any class and whether any losses would be subject to recovery from any municipalities. The ultimate outcome of this matter cannot be determined at this time.
Mississippi Power
In May 2018, Southern Company and Mississippi Power received a notice of dispute and arbitration demand filed by Martin Product Sales, LLC (Martin) based on two agreements, both related to Kemper IGCC byproducts for which Mississippi Power provided termination notices in 2017. Martin alleges breach of contract, breach of good faith and fair dealing, fraud and misrepresentation, and civil conspiracy and makes a claim for damages in the amount of approximately $143 million, as well as additional unspecified damages, attorney's fees, costs, and interest. A portion of the claim for damages was on behalf of Martin Transport, Inc. (Martin Transport), an affiliate of Martin. In the first quarter 2019, Mississippi Power and Southern Company filed motions to dismiss, which were denied by the arbitration panel on May 10, 2019. On September 27, 2019, Martin Transport filed a separate complaint against Mississippi Power in the Circuit Court of Kemper County, Mississippi alleging claims of fraud, negligent misrepresentation, promissory estoppel, and equitable estoppel, each arising out of the same alleged facts and circumstances that underlie Martin's arbitration demand. Martin Transport seeks compensatory damages of $5 million and punitive damages of $50 million. Southern Company and Mississippi Power believe these legal challenges have no merit; however, an adverse outcome in either of these proceedings could have a material impact on Mississippi Power's financial statements and an adverse outcome in the arbitration case could have a material impact on Southern Company's financial statements. The ultimate outcome of these matters cannot be determined at this time.
In November 2018, Ray C. Turnage and 10 other individual plaintiffs filed a putative class action complaint against Mississippi Power and the three current members of the Mississippi PSC in the U.S. District Court for the Southern District of Mississippi. Mississippi Power received Mississippi PSC approval in 2013 to charge a mirror CWIP rate premised upon including in its rate base pre-construction and construction costs for the Kemper IGCC prior to placing the Kemper IGCC into service. The Mississippi Supreme Court reversed that approval and ordered Mississippi Power to refund the amounts paid by customers under the previously-approved mirror CWIP rate. The plaintiffs allege that the initial approval process, and the amount approved, were improper. They also allege that Mississippi Power underpaid customers by up to $23.5 million in the refund process by applying an incorrect interest rate. The plaintiffs seek to recover, on behalf of themselves and their putative class, actual damages, punitive damages, pre-judgment interest, post-judgment interest, attorney's fees, and costs. In response to Mississippi Power and the Mississippi PSC each filing a motion to dismiss, the plaintiffs filed an amended complaint on March 14, 2019. The amended complaint included four additional plaintiffs and additional claims for gross negligence, reckless conduct, and intentional wrongdoing. Mississippi Power and the Mississippi PSC have each filed a motion to dismiss the amended complaint. Mississippi Power believes this legal challenge has no merit; however, an adverse outcome in this proceeding could have a material impact on Mississippi Power's financial statements. The ultimate outcome of this matter cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Southern Power
Southern Power indirectly owns a 51% membership interest in RE Roserock LLC (Roserock), the owner of the Roserock facility in Pecos County, Texas. Prior to the facility being placed in service in 2016, certain solar panels were damaged during installation by the construction contractor, McCarthy Building Companies, Inc. (McCarthy), and certain solar panels were damaged by a hail event that also occurred during construction. In connection therewith, Southern Power withheld payment of approximately $26 million to the construction contractor, which placed a lien on the Roserock facility for the same amount. In 2017, Roserock filed a lawsuit in the state district court in Pecos County, Texas against XL Insurance America, Inc. and North American Elite Insurance Company seeking recovery from an insurance policy for damages resulting from the hail event and McCarthy's installation practices. In June 2018, the court granted Roserock's motion for partial summary judgment, finding that the insurers were in breach of contract and in violation of the Texas Insurance Code for failing to pay any monies owed for the hail claim. Separate lawsuits were filed between Roserock and McCarthy, as well as other parties, and that litigation was consolidated in the U.S. District Court for the Western District of Texas. On April 18, 2019, Roserock and the parties to the state and federal lawsuits executed a settlement agreement and mutual release that resolved both lawsuits. Following execution of the agreement, the lawsuits were dismissed, Southern Power paid McCarthy the amounts previously withheld, and McCarthy released its lien. As part of the settlement, Roserock received funds that covered all related legal costs, damages, and the replacement costs of certain solar panels. Funds received by Southern Power in excess of the initial replacement costs were recognized as a gain and included in other income (expense), net, with a portion allocated to noncontrolling interests. As a result, Southern Power recognized a $12 million after-tax gain in the second quarter 2019.
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
Georgia Power's environmental remediation liability was $16 million and $23 million as of September 30, 2019 and December 31, 2018, respectively. Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected.
Southern Company Gas' environmental remediation liability was $278 million and $294 million as of September 30, 2019 and December 31, 2018, respectively, based on the estimated cost of environmental investigation and remediation associated with known current and former manufactured gas plant operating sites. These environmental remediation expenditures are recoverable from customers through rate mechanisms approved by the applicable state regulatory agencies of the natural gas distribution utilities, with the exception of one site representing $2 million of the total accrued remediation costs.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
Other Matters
Alabama Power
On May 17, 2019, the Alabama Department of Environmental Management (ADEM) issued a proposed administrative order assessing a penalty of $250,000 to Alabama Power for unpermitted discharge of fluids and/or pollutants to groundwater and/or soils at Plant Gadsden. The order was finalized and Alabama Power paid the penalty on September 16, 2019.
On October 16, 2019, Alabama Power agreed to a consent order regarding a fish kill investigation. The consent order requires Alabama Power to pay approximately $50,000 to ADEM in civil penalties and approximately $172,000 to the Alabama Department of Conservation and Natural Resources in fish restocking costs. The ultimate outcome of this matter cannot be determined at this time.
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
As of September 30, 2019, management no longer plans to obtain the core samples during 2020 that are necessary to determine the composition of the sheath surrounding the edge of the salt dome. Core sampling is a requirement of the Louisiana Department of Natural Resources to put the cavern back in service; as a result, the cavern will not return to service by 2021. This change in plan, which affects the future operation of the entire storage facility, resulted in a pre-tax impairment charge of $92 million ($65 million after-tax). Southern Company Gas will continue to monitor the pressure and overall structural integrity of the entire facility pending any future decisions regarding decommissioning.
Southern Company Gas has two other natural gas storage facilities located in California and Texas, which could be impacted by ongoing changes in the U.S. natural gas storage market. Recent sales of natural gas storage facilities have resulted in losses for the sellers and may imply an impact on future rates and/or asset values. Sustained diminished natural gas storage values could trigger impairment of either of these natural gas storage facilities, which have a combined net book value of $328 million at September 30, 2019.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The following tables disaggregate revenue sources for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
	(in millions)
Southern Company
Operating revenues
Retail electric revenues(a)
Residential	$2,056	$2,148	$4,832	$5,266
Commercial	1,508	1,527	3,859	4,084
Industrial	916	901	2,356	2,471
Other	32	29	89	92
Natural gas distribution revenues(b)	445	433	2,169	2,299
Alternative revenue programs(c)	—	5	—	(23)
Total retail electric and gas distribution revenues	$4,957	$5,043	$13,305	$14,189
Wholesale energy revenues(d)(e)	477	521	1,254	1,458
Wholesale capacity revenues(e)	148	177	413	479
Other natural gas revenues(f)(g)	53	54	492	530
Other revenues(h)	360	364	1,041	1,502
Total operating revenues	$5,995	$6,159	$16,505	$18,158

(a)
Retail electric revenues include $8 million, $17 million, $24 million, and $54 million of revenues accounted for as leases for the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018, respectively, and a net increase/(reduction) of $(155) million, $(98) million, $(272) million, and $4 million for the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018, respectively, from certain cost recovery mechanisms that are not accounted for as revenue under ASC 606.

(b)
Natural gas distribution revenues include $3 million for each of the three months ended September 30, 2019 and 2018 and $11 million for each of the nine months ended September 30, 2019 and 2018 of revenues not accounted for under ASC 606.

(c)	Alternative revenue program revenues are presented net of any previously recognized program amounts billed to customers during the same accounting period.

(d)
Wholesale energy revenues include $28 million, $63 million, $109 million, and $217 million of revenues accounted for as derivatives for the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018, respectively, primarily related to physical energy sales in the wholesale electricity market.

(e)
Wholesale energy revenues include $141 million, $130 million, $324 million, and $318 million for the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018, respectively, and wholesale capacity revenues include $15 million, $31 million, $62 million, and $92 million for the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018, respectively, related to PPAs accounted for as leases.

(f)
Other natural gas revenues related to Southern Company Gas' energy and risk management activities are presented net of the related costs of those activities and include gross third-party revenues of $1.1 billion, $1.6 billion, $4.3 billion, and $4.8 billion for the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018, respectively, of which $0.7 billion, $0.9 billion, $2.7 billion, and $2.7 billion, respectively, relates to contracts that are accounted for as derivatives. See Note (M) under "Southern Company Gas" for additional information on the components of wholesale gas services operating revenues.

(g)
Other natural gas revenues include $10 million and $37 million for the three and nine months ended September 30, 2019, respectively, of revenues not accounted for under ASC 606, including $8 million and $24 million, respectively, of revenues accounted for as leases.

(h)
Other revenues include $93 million, $92 million, $278 million, and $274 million for the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018, respectively, of revenues not accounted for under ASC 606, including $33 million, $35 million, $104 million, and $106 million, respectively, accounted for as leases.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	Alabama Power	Georgia Power	Mississippi Power
	(in millions)
For the Three Months Ended September 30, 2019
Operating revenues
Retail revenues(a)(b)
Residential	$796	$1,174	$86
Commercial	493	932	83
Industrial	398	439	79
Other	7	22	3
Total retail electric revenues	$1,694	$2,567	$251
Wholesale energy revenues(c)	48	25	114
Wholesale capacity revenues	25	14	1
Other revenues(b)(d)	74	149	4
Total operating revenues	$1,841	$2,755	$370

For the Three Months Ended September 30, 2018
Operating revenues
Retail revenues(a)(b)
Residential	$721	$1,142	$85
Commercial	464	877	82
Industrial	392	385	86
Other	7	21	1
Total retail electric revenues	$1,584	$2,425	$254
Wholesale energy revenues(c)	62	33	97
Wholesale capacity revenues	26	14	1
Other revenues(b)(d)	68	121	6
Total operating revenues	$1,740	$2,593	$358

(a)
Retail revenues at Alabama Power, Georgia Power, and Mississippi Power include a net reduction of $(64) million, $(83) million, and $(8) million, respectively, for the three months ended September 30, 2019 and $(12) million, $(47) million, and $(3) million, respectively, for the three months ended September 30, 2018 related to certain cost recovery mechanisms that are not accounted for as revenue under ASC 606.

(b)
Retail revenues and other revenues at Georgia Power include $8 million and $10 million, respectively, for the three months ended September 30, 2019 and $17 million and $34 million, respectively, for the three months ended September 30, 2018 of revenues accounted for as leases.

(c)
Wholesale energy revenues at Alabama Power, Georgia Power, and Mississippi Power include $3 million, $4 million, and $1 million, respectively, for the three months ended September 30, 2019 and $6 million, $8 million, and $1 million, respectively, for the three months ended September 30, 2018 accounted for as derivatives primarily related to physical energy sales in the wholesale electricity market.

(d)
Other revenues at Alabama Power and Georgia Power include $36 million and $26 million, respectively, for the three months ended September 30, 2019 and $27 million and $28 million, respectively, for the three months ended September 30, 2018 of revenues not accounted for under ASC 606.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	Alabama Power	Georgia Power	Mississippi Power
	(in millions)
For the Nine Months Ended September 30, 2019
Operating revenues
Retail revenues(a)(b)
Residential	$1,923	$2,693	$216
Commercial	1,266	2,372	221
Industrial	1,077	1,055	224
Other	20	61	8
Total retail electric revenues	$4,286	$6,181	$669
Wholesale energy revenues(c)	183	66	285
Wholesale capacity revenues	77	41	2
Other revenues(b)(d)	216	418	14
Total operating revenues	$4,762	$6,706	$970

For the Nine Months Ended September 30, 2018
Operating revenues
Retail revenues(a)(b)
Residential	$1,848	$2,671	$209
Commercial	1,238	2,343	212
Industrial	1,103	1,036	233
Other	19	62	6
Total retail electric revenues	$4,208	$6,112	$660
Wholesale energy revenues(c)	234	99	272
Wholesale capacity revenues	75	41	6
Other revenues(b)(d)	199	349	18
Total operating revenues	$4,716	$6,601	$956

(a)
Retail revenues at Alabama Power, Georgia Power, and Mississippi Power include a net increase/(reduction) of $(132) million, $(135) million, and $(5) million, respectively, for the nine months ended September 30, 2019 and $113 million, $(35) million, and $(11) million, respectively, for the nine months ended September 30, 2018 related to certain cost recovery mechanisms that are not accounted for as revenue under ASC 606.

(b)
Retail revenues and other revenues at Georgia Power include $24 million and $33 million, respectively, for the nine months ended September 30, 2019 and $54 million and $100 million, respectively, for the nine months ended September 30, 2018 of revenues accounted for as leases.

(c)
Wholesale energy revenues at Alabama Power, Georgia Power, and Mississippi Power include $8 million, $12 million, and $2 million, respectively, for the nine months ended September 30, 2019 and $14 million, $21 million, and $3 million, respectively, for the nine months ended September 30, 2018 accounted for as derivatives primarily related to physical energy sales in the wholesale electricity market.

(d)
Other revenues at Alabama Power and Georgia Power include $95 million and $88 million, respectively, for the nine months ended September 30, 2019 and $79 million and $80 million, respectively, for the nine months ended September 30, 2018 of revenues not accounted for under ASC 606.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
	(in millions)
Southern Power
PPA capacity revenues(a)	$131	$168	$384	$450
PPA energy revenues(a)	339	336	857	892
Non-PPA revenues(b)	101	126	276	347
Other revenues	3	5	10	10
Total operating revenues	$574	$635	$1,527	$1,699

(a)
PPA capacity revenues include $31 million, $47 million, $111 million, and $141 million for the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018, respectively, and PPA energy revenues include $151 million, $139 million, $349 million, and $342 million for the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018, respectively, related to PPAs accounted for as leases.

(b)
Non-PPA revenues include $20 million, $47 million, $87 million, and $176 million for the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018, respectively, of revenues from short-term sales related to physical energy sales from uncovered capacity in the wholesale electricity market.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
	(in millions)
Southern Company Gas
Operating revenues
Natural gas distribution revenues(a)
Residential	$162	$149	$992	$1,082
Commercial	42	45	277	313
Transportation	204	203	673	708
Industrial	3	4	25	28
Other	34	32	202	168
Alternative revenue programs(b)	—	5	—	(23)
Total natural gas distribution revenues	$445	$438	$2,169	$2,276
Gas pipeline investments(c)	8	8	24	24
Wholesale gas services(d)	(4)	(10)	110	121
Gas marketing services(e)	39	44	326	403
Other revenues	10	12	32	37
Total operating revenues	$498	$492	$2,661	$2,861

(a)
Natural gas distribution revenues include $3 million for each of the three months ended September 30, 2019 and 2018 and $11 million for each of the nine months ended September 30, 2019 and 2018 of revenues not accounted for under ASC 606.

(b)	Alternative revenue program revenues are presented net of any previously recognized program amounts billed to customers during the same accounting period.

(c)	Revenues from gas pipeline investments include $8 million and $24 million for the three and nine months ended September 30, 2019, respectively, accounted for as leases.

(d)
Wholesale gas services revenues are presented net of the related costs associated with its energy trading and risk management activities. Operating revenues, as presented, include gross third-party revenues of $1.1 billion, $1.6 billion, $4.3 billion, and $4.8 billion for the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018, respectively, of which $0.7 billion, $0.9 billion, $2.7 billion, and $2.7 billion, respectively, relates to contracts accounted for as derivatives. See Note (M) under "Southern Company Gas" for additional information on the components of wholesale gas services operating revenues.

(e)
Gas marketing services include $2 million for the three months ended September 30, 2019 and $13 million and $4 million for the nine months ended September 30, 2019 and 2018, respectively, of revenues not accounted for under ASC 606.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers as of September 30, 2019 and December 31, 2018:

	Receivables		Contract Assets		Contract Liabilities
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(in millions)
Southern Company	$2,523	$2,630	$132	$102	$58	$32
Alabama Power	713	520	2	—	12	12
Georgia Power	993	721	91	58	15	7
Mississippi Power	94	100	—	—	6	—
Southern Power	132	118	—	—	3	11
Southern Company Gas	441	952	—	—	1	2
As of September 30, 2019 and December 31, 2018, Georgia Power had contract assets primarily related to unregulated service agreements where payment is contingent on project completion and fixed retail customer bill programs where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over the one-year contract term. Alabama Power had contract liabilities for outstanding performance obligations primarily related to extended service agreements. Contract liabilities for Georgia Power and Southern Power relate to cash collections recognized in advance of revenue for certain unregulated service agreements and certain levelized PPAs, respectively. Mississippi Power had contract liabilities for cash collections recognized in advance of revenue for operating agreements associated with a tolling arrangement accounted for as a sales-type lease. Southern Company's unregulated distributed generation business had $31 million and $39 million of contract assets and $23 million and $11 million of contract liabilities at September 30, 2019 and December 31, 2018, respectively, remaining for outstanding performance obligations.
The following table reflects revenue from contracts with customers recognized in the three and nine months ended September 30, 2019 included in the contract liability at December 31, 2018:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in millions)
Southern Company	$4	$29
Southern Power	—	11

Revenues recognized in the three and nine months ended September 30, 2019, which were included in contract liabilities at December 31, 2018, were immaterial for Alabama Power, Georgia Power, and Southern Company Gas.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Remaining Performance Obligations
The traditional electric operating companies and Southern Power have long-term contracts with customers in which revenues are recognized when the performance obligations are satisfied during the contract term. These contracts primarily relate to PPAs whereby the traditional electric operating companies and Southern Power provide electricity and generation capacity to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related to certain fixed price contracts. Registrants with revenues from contracts with customers related to these performance obligations remaining at September 30, 2019 expect the revenues to be recognized as follows:

	2019 (remaining)	2020	2021	2022	2023	Thereafter
	(in millions)
Southern Company	$138	$419	$345	$326	$317	$2,256
Alabama Power	6	23	27	23	22	140
Georgia Power	15	56	47	31	32	83
Southern Power	61	309	291	290	283	2,180
Revenues expected to be recognized for performance obligations remaining at September 30, 2019 were immaterial for Mississippi Power.

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
In August 2019, Southern Power completed the acquisition of a majority interest in DSGP and gained control of its most significant activities. As a result, Southern Power became the primary beneficiary of this VIE and began accounting for it as a consolidated entity. See Note (K) under "Southern Power" for additional information.
SP Solar
At September 30, 2019, SP Solar had total assets of $6.5 billion, total liabilities of $383 million, and noncontrolling interests of $1.2 billion. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to Global Atlantic in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
SP Wind
At September 30, 2019, SP Wind had total assets of $2.5 billion, total liabilities of $132 million, and noncontrolling interests of $46 million. Under the terms of the limited liability agreement, distributions without Class A member consent are limited to available cash and SP Wind is obligated to distribute all such available cash to its members each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves. Cash distributions from SP Wind are generally allocated 60% to Southern Power and 40% to the three financial investors in accordance with the limited liability agreement.
Southern Company Gas
See Note 7 to the financial statements in Item 8 of the Form 10-K for additional information on Southern Company Gas' equity method investments.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Equity Method Investments
The carrying amounts of Southern Company Gas' equity method investments as of September 30, 2019 and December 31, 2018 and related income from those investments for the three- and nine-month periods ended September 30, 2019 and 2018 were as follows:

Investment Balance	September 30, 2019	December 31, 2018
	(in millions)
SNG(a)	$1,210	$1,261
Atlantic Coast Pipeline(b)	109	83
PennEast Pipeline	80	71
Other(c)	88	123
Total	$1,487	$1,538

(a)	Decrease primarily relates to the continued amortization of deferred tax assets established upon acquisition.

(b)
The Atlantic Coast Pipeline has a $3.4 billion revolving credit facility with a stated maturity date of October 2021. Southern Company Gas guarantees 5% of the outstanding borrowings under this facility; this guarantee totaled $85 million as of September 30, 2019.

(c)	Decrease primarily relates to the sale of Triton.

Earnings from Equity Method Investments	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(in millions)
SNG	$30	$29	$104	$95
Atlantic Coast Pipeline	3	1	9	4
PennEast Pipeline	2	2	5	4
Other(*)	—	2	(3)	5
Total	$35	$34	$115	$108

(*)	Decrease primarily relates to the sale of Triton.
SNG
Selected financial information of SNG for the three and nine months ended September 30, 2019 and 2018 is as follows:

Income Statement Information	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(in millions)
Revenues	$152	$145	$473	$451
Operating income	82	71	274	230
Net income	60	58	208	190

Atlantic Coast and PennEast Pipelines
In 2014, Southern Company Gas entered into a joint venture, whereby it holds a 5% ownership interest in the Atlantic Coast Pipeline, an interstate pipeline company which will develop and operate a 605-mile natural gas pipeline in North Carolina, Virginia, and West Virginia with expected initial transportation capacity of 1.5 Bcf per day.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The Atlantic Coast Pipeline has experienced challenges to its permits since construction began in 2018. On October 4, 2019, the U.S. Supreme Court agreed to hear Atlantic Coast Pipeline's appeal of a lower court ruling that overturned a key permit for the project. The delays resulting from the permitting issues have impacted the cost and schedule for the project. As a result, total current project cost estimates have increased from between $7.0 billion and $7.8 billion ($350 million and $390 million for Southern Company Gas) to between $7.3 billion and $7.8 billion ($365 million and $390 million for Southern Company Gas), excluding financing costs. The operator of the joint venture has indicated that it currently expects to complete construction by the end of 2021 and place the project in service shortly thereafter.
Also in 2014, Southern Company Gas entered into a partnership in which it holds a 20% ownership interest in the PennEast Pipeline, an interstate pipeline company formed to develop and operate a 118-mile natural gas pipeline between New Jersey and Pennsylvania. The expected initial transportation capacity of 1.0 Bcf per day is under long-term contracts, mainly with public utilities and other market-serving entities, such as electric generation companies, in New Jersey, Pennsylvania, and New York.
On September 10, 2019, an appellate court ruled that the PennEast Pipeline does not have federal court eminent domain authority over lands in which a state has property rights interests. The joint venture is pursuing appellate and other options and is evaluating further next steps.
The ultimate outcome of these matters cannot be determined at this time; however, any work delays, whether caused by judicial or regulatory action, abnormal weather, or other conditions, may result in additional cost or schedule modifications or, ultimately, in project cancellation, which could result in an impairment of one or both of Southern Company Gas' investments and could have a material impact on Southern Company Gas' and Southern Company's financial statements.
Other
On May 29, 2019, Southern Company Gas sold its investment in Triton, a cargo container leasing company that was aggregated into Southern Company Gas' all other segment. This disposition resulted in a pre-tax loss of $6 million and a net after-tax gain of $7 million as a result of reversing a $13 million federal income tax valuation allowance.
(F) FINANCING
Bank Credit Arrangements
Bank credit arrangements provide liquidity support to the registrants' commercial paper borrowings and the traditional electric operating companies' revenue bonds. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support as of September 30, 2019 was approximately $1.4 billion (comprised of approximately $854 million at Alabama Power, $550 million at Georgia Power, and $40 million at Mississippi Power). In addition, at September 30, 2019, Alabama Power had approximately $87 million of revenue bonds outstanding that were required to be remarketed within the next 12 months. See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K and "Financing Activities" herein for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The following table outlines the committed credit arrangements by company as of September 30, 2019:

	Expires
Company	2020	2022	2024	Total	Unused	Due within One Year
	(in millions)
Southern Company(a)	$—	$—	$2,000	$2,000	$1,999	$—
Alabama Power	3	525	800	1,328	1,328	3
Georgia Power	—	—	1,750	1,750	1,733	—
Mississippi Power	—	150	—	150	150	—
Southern Power(b)	—	—	600	600	591	—
Southern Company Gas(c)	—	—	1,750	1,750	1,745	—
Other	30	—	—	30	30	30
Southern Company Consolidated	$33	$675	$6,900	$7,608	$7,576	$33

(a)	Represents the Southern Company parent entity.

(b)
Does not include Southern Power Company's $120 million continuing letter of credit facility for standby letters of credit expiring in 2021, of which $30 million was unused at September 30, 2019. Southern Power's subsidiaries are not parties to its bank credit arrangement.

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

As reflected in the table above, in May 2019, Southern Company, Alabama Power, Georgia Power, and Southern Power each amended and restated certain of their multi-year credit arrangements, which, among other things, extended the maturity dates to 2024. Southern Power also decreased its borrowing capacity from $750 million to $600 million. In addition, Southern Company Gas Capital, along with Nicor Gas, amended and restated its multi-year credit arrangement to extend the maturity date to 2024 and decrease the aggregate borrowing capacity from $1.9 billion to $1.75 billion. In June 2019, Mississippi Power entered into a new $50 million credit arrangement that matures in 2022 and amended its existing credit arrangements, which, among other things, extended the maturity dates from 2019 to 2022. In September 2019, Alabama Power amended its $500 million multi-year credit arrangement, which, among other things, extended the maturity date from 2020 to 2022 and increased the borrowing capacity to $525 million.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

In March 2019, Georgia Power made borrowings under the FFB Credit Facilities in an aggregate principal amount of $835 million at an interest rate of 3.213% through the final maturity date of February 20, 2044. At September 30, 2019, Georgia Power had a total of $3.46 billion of borrowings outstanding under the FFB Credit Facilities.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Financing Activities
The following table outlines the long-term debt financing activities for Southern Company and its subsidiaries for the first nine months of 2019:

Company	Senior Note Issuances	Senior Note Maturities, Redemptions, and Repurchases	Revenue Bond Issuances and Reofferings of Purchased Bonds	Revenue Bond Maturities, Redemptions, and Repurchases	Other Long-Term Debt Issuances	Other Long-Term Debt Redemptions and Maturities(a)
	(in millions)
Southern Company(b)	$—	$2,400	$—	$—	$1,725	$—
Alabama Power	600	200	—	—	—	1
Georgia Power	750	—	584	223	835	11
Mississippi Power	—	—	43	—	—	—
Southern Company Gas	—	300	—	—	200	50
Other	—	—	—	25	—	14
Elimination(c)	—	—	—	—	—	(7)
Southern Company Consolidated	$1,350	$2,900	$627	$248	$2,760	$69

(a)	Includes reductions in finance lease obligations resulting from cash payments under finance leases.

(b)	Represents the Southern Company parent entity.

(c)	Represents reductions in affiliate finance lease obligations at Georgia Power, which are eliminated in Southern Company's consolidated financial statements.
Except as otherwise described herein, Southern Company and its subsidiaries used or will use the proceeds of debt issuances for their redemptions and maturities shown in the table above, to repay short-term indebtedness, and for general corporate purposes, including working capital. The subsidiaries also used or will use the proceeds for their construction programs.
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
See "Equity Units" herein for information related to Southern Company's August 2019 issuance of 34.5 million equity units for a total stated amount of $1.725 billion.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

In September 2019, Southern Company redeemed all $300 million aggregate principal amount of its Series 2017A Floating Rate Senior Notes due September 30, 2020.
Alabama Power
In September 2019, Alabama Power issued $600 million aggregate principal amount of Series 2019A 3.45% Senior Notes due October 1, 2049.
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
In June 2019, Georgia Power reoffered to the public $55 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Fifth Series 1994, which previously had been purchased and held by Georgia Power.
Also in June 2019, Georgia Power entered into two short-term floating rate bank loans in aggregate principal amounts of $125 million each, both of which bear interest based on one-month LIBOR.
In August 2019, Georgia Power reoffered to the public approximately $72 million aggregate principal amount of Development Authority of Bartow County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Bowen Project), First Series 2013, which previously had been purchased and held by Georgia Power.
In September 2019, Georgia Power issued $400 million aggregate principal amount of Series 2019A 2.20% Senior Notes due September 15, 2024 and $350 million aggregate principal amount of Series 2019B 2.65% Senior Notes due September 15, 2029.
Mississippi Power
In March 2019, Mississippi Power reoffered to the public $43 million of Mississippi Business Finance Corporation Pollution Control Revenue Refunding Bonds, Series 2002, which previously had been purchased and held by Mississippi Power.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Southern Power
In May 2019, Southern Power repaid at maturity a $100 million aggregate principal amount short-term bank loan.
Southern Company Gas
In August 2019, Nicor Gas issued $200 million aggregate principal amount of first mortgage bonds in a private placement. Nicor Gas entered into an agreement to issue an additional $100 million aggregate principal amount of first mortgage bonds on October 30, 2019.
Equity Units
In August 2019, Southern Company issued 34.5 million 2019 Series A Equity Units (Equity Units), initially in the form of corporate units (Corporate Units), at a stated amount of $50 per Corporate Unit, for a total stated amount of $1.725 billion. Net proceeds from the issuance were approximately $1.682 billion. The proceeds were used to repay short-term indebtedness and for other general corporate purposes, including investments in Southern Company's subsidiaries.
Each Corporate Unit is comprised of (i) a 1/40 undivided beneficial ownership interest in $1,000 principal amount of Southern Company's Series 2019A Remarketable Junior Subordinated Notes (Series 2019A RSNs) due 2024, (ii) a 1/40 undivided beneficial ownership interest in $1,000 principal amount of Southern Company's Series 2019B Remarketable Junior Subordinated Notes (together with the Series 2019A RSNs, the RSNs) due 2027, and (iii) a stock purchase contract, which obligates the holder to purchase from Southern Company, no later than August 1, 2022, a certain number of shares of Southern Company's common stock for $50 in cash (Stock Purchase Contract). Southern Company has agreed to remarket the RSNs in 2022, at which time each interest rate on the RSNs will reset at the applicable market rate. Holders may choose to either remarket their RSNs, receive the proceeds, and use those funds to settle the related Stock Purchase Contract or retain the RSNs and use other funds to settle the related Stock Purchase Contract. If the remarketing is unsuccessful, holders will have the right to put their RSNs to Southern Company at a price equal to the principal amount. The Corporate Units carry an annual distribution rate of 6.75% of the stated amount, which is comprised of a quarterly interest payment on the RSNs of 2.70% per year and a quarterly purchase contract adjustment payment of 4.05% per year.
Each Stock Purchase Contract obligates the holder to purchase, and Southern Company to sell, for $50 a number of shares of Southern Company common stock determined based on the applicable market value (as determined under the related Stock Purchase Contract) in accordance with the conversion ratios set forth below (subject to anti-dilution adjustments):

•	If the applicable market value is equal to or greater than $68.64, 0.7284 shares.

•	If the applicable market value is less than $68.64 but greater than $57.20, a number of shares equal to $50 divided by the applicable market value.

•	If the applicable market value is less than or equal to $57.20, 0.8741 shares.
A holder's ownership interest in the RSNs is pledged to Southern Company to secure the holder's obligation under the related Stock Purchase Contract. If a holder of a Stock Purchase Contract chooses at any time to have its RSNs released from the pledge, such holder's obligation under such Stock Purchase Contract must be secured by a U.S. Treasury security equal to the aggregate principal amount of the RSNs. At the time of issuance, the RSNs were recorded on Southern Company's consolidated balance sheet as long-term debt and the present value of the contract adjustment payments of $198 million was recorded as a liability (of which $63 million was classified as current at September 30, 2019), representing the obligation to make contract adjustment payments, with an offsetting reduction to paid-in capital. The difference between the face value and present value of the contract adjustment payments will be accreted to interest expense on the consolidated statements of income over the three-year period ending in 2022. The liability recorded for the contract adjustment payments is considered non-cash and excluded from the consolidated statements of cash flows. To settle the Stock Purchase Contracts, Southern Company will be required to issue a maximum of 30.2 million shares of common stock (subject to anti-dilution adjustments and a make-whole adjustment if certain fundamental changes occur).

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Earnings per Share
For Southern Company, the only difference in computing basic and diluted earnings per share is attributable to awards outstanding under stock-based compensation plans and the Equity Units. Earnings per share dilution resulting from stock-based compensation plans and the Equity Units issuance is determined under the treasury stock method. See "Equity Units" herein for additional information and Note 12 to the financial statements in Item 8 of the Form 10-K for information on stock-based compensation plans. Shares used to compute diluted earnings per share were as follows:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(in millions)
As reported shares	1,048	1,023	1,043	1,016
Effect of stock-based compensation	9	6	8	5
Diluted shares	1,057	1,029	1,051	1,021

There were no stock-based compensation awards that were not included in the diluted earnings per share calculation because they were anti-dilutive for the three and nine months ended September 30, 2019 and an immaterial amount of such awards was not included for the three and nine months ended September 30, 2018.
The Equity Units issued in August 2019 were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2019 as the dilutive stock price threshold was not met.
(G) INCOME TAXES
See Note 10 to the financial statements in Item 8 of the Form 10-K for additional tax information.
Current and Deferred Income Taxes
Tax Credit Carryforwards
Southern Company had federal ITC and PTC carryforwards (primarily related to Southern Power) totaling $1.8 billion as of September 30, 2019 compared to $2.4 billion as of December 31, 2018.
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
Southern Company's effective tax rate was 30.2% for the nine months ended September 30, 2019 compared to 22.7% for the corresponding period in 2018. The effective tax rate increase was primarily due to the tax impact

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

from the sale of Gulf Power in 2019 and the reductions of tax benefits associated with wind PTCs following Southern Power's 2018 sale of a noncontrolling tax equity interest in its wind projects. The effective tax rate increase was partially offset by the tax impacts related to the Southern Company Gas Dispositions in 2018. See Note (K) for additional information.
Georgia Power
Georgia Power's effective tax rate was 22.6% for the nine months ended September 30, 2019 compared to 25.5% for the corresponding period in 2018. The effective tax rate decrease was primarily due to an increase in state ITCs in 2019 related to the construction of Plant Vogtle Units 3 and 4 and the impact of recording a valuation allowance on certain state tax credit carryforwards in 2018, partially offset by additional benefits recorded in 2018 as a result of the Tax Reform Legislation.
Mississippi Power
Mississippi Power's effective tax rate was 16.3% for the nine months ended September 30, 2019 compared to 20.8% for the corresponding period in 2018. The effective tax rate decrease was primarily due to an increase in the flowback of excess deferred income taxes as a result of both a settlement agreement reached with wholesale customers under the MRA tariff and a new tolling arrangement accounted for as a sales-type lease. See Note (B) under "Mississippi Power" for additional information on the settlement agreement.
Southern Power
Southern Power's effective tax benefit rate was (13.6)% for the nine months ended September 30, 2019 compared to (220.3)% for the corresponding period in 2018. The effective tax benefit rate decrease primarily resulted from lower wind PTCs following the 2018 sale of a noncontrolling tax equity interest in SP Wind and changes in state apportionment rates following the 2018 reorganization of certain legal entities, partially offset by the net tax benefits from the sale of Plant Nacogdoches in 2019. See Note (K) and Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Power" for additional information.
Southern Company Gas
Southern Company Gas' effective tax rate was 15.0% for the nine months ended September 30, 2019 compared to 61.8% for the corresponding period in 2018. This decrease was primarily related to an increase in the flowback of excess deferred income taxes in 2019, primarily at Atlanta Gas Light as previously authorized by the Georgia PSC, and the reversal of a federal tax valuation allowance in connection with Southern Company Gas' sale of Triton in 2019, as well as the tax impacts of the Southern Company Gas Dispositions in 2018. See Note (E) under "Southern Company Gas" and Notes 2 and 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

On each registrant's condensed statements of income, the service cost component of net periodic benefit costs is included in other operations and maintenance expenses and all other components of net periodic benefit costs are included in other income (expense), net. Components of the net periodic benefit costs for the three and nine months ended September 30, 2019 and 2018 are presented in the following tables.

Three Months Ended September 30, 2019	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Pension Plans
Service cost	$73	$17	$19	$3	$2	$7
Interest cost	123	28	38	6	1	9
Expected return on plan assets	(222)	(51)	(73)	(10)	(2)	(15)
Amortization:
Prior service costs	1	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	3
Net (gain)/loss	30	9	11	1	—	1
Net periodic pension cost (income)	$5	$3	$(5)	$—	$1	$4
Postretirement Benefits
Service cost	$5	$1	$2	$1	$—	$—
Interest cost	18	4	6	—	—	2
Expected return on plan assets	(16)	(6)	(7)	—	—	(1)
Amortization:
Prior service costs	—	1	—	—	—	—
Regulatory asset	—	—	—	—	—	1
Net (gain)/loss	(1)	—	1	—	—	—
Net periodic postretirement benefit cost	$6	$—	$2	$1	$—	$2

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Nine Months Ended September 30, 2019	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Pension Plans
Service cost	$219	$51	$56	$9	$5	$19
Interest cost	369	85	116	17	4	27
Expected return on plan assets	(664)	(154)	(219)	(30)	(7)	(45)
Amortization:
Prior service costs	2	1	1	—	—	(2)
Regulatory asset	—	—	—	—	—	10
Net (gain)/loss	90	27	33	4	—	2
Net periodic pension cost (income)	$16	$10	$(13)	$—	$2	$11
Postretirement Benefits
Service cost	$14	$3	$4	$1	$—	$1
Interest cost	52	12	19	2	—	7
Expected return on plan assets	(49)	(19)	(19)	(1)	—	(4)
Amortization:
Prior service costs	2	3	—	—	—	—
Regulatory asset	—	—	—	—	—	4
Net (gain)/loss	(2)	—	1	—	—	(2)
Net periodic postretirement benefit cost	$17	$(1)	$5	$2	$—	$6

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Three Months Ended September 30, 2018	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Pension Plans
Service cost	$90	$19	$22	$5	$3	$8
Interest cost	116	26	34	5	1	10
Expected return on plan assets	(236)	(51)	(74)	(11)	(3)	(18)
Amortization:
Prior service costs	1	—	1	—	—	(1)
Regulatory asset	—	—	—	—	—	4
Net (gain)/loss	53	13	18	3	—	3
Net periodic pension cost (income)	$24	$7	$1	$2	$1	$6
Postretirement Benefits
Service cost	$6	$1	$2	$—	$1	$—
Interest cost	19	5	7	—	—	2
Expected return on plan assets	(17)	(7)	(6)	—	—	(1)
Amortization:
Prior service costs	2	1	—	—	—	—
Regulatory asset	—	—	—	—	—	2
Net (gain)/loss	3	—	2	—	—	—
Net periodic postretirement benefit cost	$13	$—	$5	$—	$1	$3

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Nine Months Ended September 30, 2018	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Pension Plans
Service cost	$269	$58	$65	$13	$7	$24
Interest cost	348	76	104	15	4	29
Expected return on plan assets	(707)	(155)	(222)	(31)	(8)	(53)
Amortization:
Prior service costs	3	1	2	—	—	(2)
Regulatory asset	—	—	—	—	—	11
Net (gain)/loss	160	40	52	8	1	9
Net periodic pension cost (income)	$73	$20	$1	$5	$4	$18
Postretirement Benefits
Service cost	$18	$4	$5	$1	$1	$1
Interest cost	56	13	21	2	—	7
Expected return on plan assets	(51)	(20)	(19)	(1)	—	(5)
Amortization:
Prior service costs	5	3	1	—	—	—
Regulatory asset	—	—	—	—	—	5
Net (gain)/loss	10	1	6	—	—	—
Net periodic postretirement benefit cost	$38	$1	$14	$2	$1	$8

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(I) FAIR VALUE MEASUREMENTS
As of September 30, 2019, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using:
As of September 30, 2019:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$297	$156	$34	$—	$487
Interest rate derivatives	—	2	—	—	2
Investments in trusts:(b)(c)
Domestic equity	713	126	—	—	839
Foreign equity	61	204	—	—	265
U.S. Treasury and government agency securities	—	301	—	—	301
Municipal bonds	—	86	—	—	86
Pooled funds – fixed income	—	16	—	—	16
Corporate bonds	24	306	—	—	330
Mortgage and asset backed securities	—	82	—	—	82
Private equity	—	—	—	53	53
Cash and cash equivalents	1	—	—	—	1
Other	17	6	—	—	23
Cash equivalents	2,078	7	—	—	2,085
Other investments	9	15	—	—	24
Total	$3,200	$1,307	$34	$53	$4,594
Liabilities:
Energy-related derivatives(a)	$412	$227	$28	$—	$667
Interest rate derivatives	—	72	—	—	72
Foreign currency derivatives	—	32	—	—	32
Contingent consideration	—	—	21	—	21
Total	$412	$331	$49	$—	$792

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
As of September 30, 2019:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$5	$—	$—	$5
Nuclear decommissioning trusts:(b)
Domestic equity	464	114	—	—	578
Foreign equity	61	60	—	—	121
U.S. Treasury and government agency securities	—	23	—	—	23
Municipal bonds	—	1	—	—	1
Corporate bonds	24	142	—	—	166
Mortgage and asset backed securities	—	26	—	—	26
Private equity	—	—	—	53	53
Other	5	—	—	—	5
Cash equivalents	1,136	7	—	—	1,143
Other investments		15	—	—	15
Total	$1,690	$393	$—	$53	$2,136
Liabilities:
Energy-related derivatives	$—	$22	$—	$—	$22

Georgia Power
Assets:
Energy-related derivatives	$—	$3	$—	$—	$3
Nuclear decommissioning trusts:(b)(c)
Domestic equity	248	1	—	—	249
Foreign equity	—	140	—	—	140
U.S. Treasury and government agency securities	—	277	—	—	277
Municipal bonds	—	86	—	—	86
Corporate bonds	—	164	—	—	164
Mortgage and asset backed securities	—	55	—	—	55
Other	12	6	—	—	18
Cash equivalents	392	—	—	—	392
Total	$652	$732	$—	$—	$1,384
Liabilities:
Energy-related derivatives	$—	$49	$—	$—	$49
Interest rate derivatives	—	60	—	—	60
Total	$—	$109	$—	$—	$109

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
As of September 30, 2019:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$2	$—	$—	$2
Cash equivalents	234	—	—	—	234
Total	$234	$2	$—	$—	$236
Liabilities:
Energy-related derivatives	$—	$24	$—	$—	$24

Southern Power
Assets:
Cash equivalents	$23	$—	$—	$—	$23
Liabilities:
Energy-related derivatives	$—	$4	$—	$—	$4
Foreign currency derivatives	—	32	—	—	32
Contingent consideration	—	—	21	—	21
Total	$—	$36	$21	$—	$57

Southern Company Gas
Assets:
Energy-related derivatives(a)	$297	$146	$34	$—	$477
Non-qualified deferred compensation trusts:
Domestic equity	—	11	—	—	11
Foreign equity	—	4	—	—	4
Pooled funds – fixed income	—	16	—	—	16
Cash equivalents	1	—	—	—	1
Total	$298	$177	$34	$—	$509
Liabilities:
Energy-related derivatives(a)	$412	$128	$28	$—	$568
Interest rate derivatives	—	5	—	—	5
Total	$412	$133	$28	$—	$573

(a)	Energy-related derivatives exclude cash collateral of $166 million.

(b)
Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.

(c)
Includes investment securities pledged to creditors and collateral received and excludes payables related to the securities lending program. As of September 30, 2019, approximately $50 million of the fair market value of Georgia Power's nuclear decommissioning trust funds' securities were on loan to creditors under the funds' managers' securities lending program. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. The fair value of the funds, including reinvested interest and dividends and excluding the funds' expenses, increased (decreased) by the amounts shown in the table below for the three and nine months ended September 30, 2019 and 2018. The changes were recorded as a change to the regulatory assets and liabilities related to AROs for Georgia Power and Alabama Power, respectively.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(in millions)
Southern Company	$27	$58	$255	$68
Alabama Power	15	39	140	49
Georgia Power	12	19	115	19

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
As of September 30, 2019, the fair value measurements of private equity investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $53 million and unfunded commitments related to the private equity investments totaled $54 million. Private equity funds include funds-of-funds that invest in high-quality private equity funds across several market sectors, funds that invest in real estate assets, and a fund that acquires companies to create resale value. Private equity funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.
As of September 30, 2019, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in millions)
Long-term debt, including securities due within one year:
Carrying amount	$45,182	$8,516	$11,787	$1,616	$4,960	$5,755
Fair value	49,424	9,646	13,001	1,717	5,290	6,489

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
Commodity Contracts with Level 3 Valuation Inputs
As of September 30, 2019, the fair value of Southern Company Gas' Level 3 physical natural gas forward contracts was $5 million. Since commodity contracts classified as Level 3 typically include a combination of observable and unobservable components, the changes in fair value may include amounts due in part to observable market factors, or changes to assumptions on the unobservable components. The following table includes transfers to Level 3, which represent the fair value of Southern Company Gas' commodity derivative contracts that include a significant unobservable component for the first time during the period.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in millions)
Beginning balance	$(10)	$—
Transfers to Level 3	—	(33)
Transfers from Level 3	3	3
Instruments realized or otherwise settled during period	(2)	(2)
Changes in fair value	14	37
Ending balance	$5	$5

Changes in fair value of Level 3 instruments represent changes in gains and losses for the periods that are reported on Southern Company Gas' statements of income in natural gas revenues.
The valuation of certain commodity contracts requires the use of certain unobservable inputs. All forward pricing used in the valuation of such contracts is directly based on third-party market data, such as broker quotes and exchange settlements, when that data is available. If third-party market data is not available, then industry standard

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

methodologies are used to develop inputs that maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Observable inputs, including some forward prices used for determining fair value, reflect the best available market information. Unobservable inputs are updated using industry standard techniques such as extrapolation, combining observable forward inputs supplemented by historical market and other relevant data. Level 3 physical natural gas forward contracts include unobservable forward price inputs (ranging from $(0.05) to $0.74 per mmBtu). Forward price increases (decreases) as of September 30, 2019 would have resulted in higher (lower) values on a net basis.
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
At September 30, 2019, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	475	2023	2029
Alabama Power	89	2022	—
Georgia Power	184	2023	—
Mississippi Power	99	2023	—
Southern Power	9	2020	—
Southern Company Gas(*)	94	2022	2029

(*)
Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of long natural gas positions of 4.1 billion mmBtu and short natural gas positions of 4.1 billion mmBtu as of September 30, 2019, which is also included in Southern Company's total volume.

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
For cash flow hedges of energy-related derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to earnings for the 12-month period ending September 30, 2020 are immaterial for all registrants.
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
At September 30, 2019, the following interest rate derivatives were outstanding:

	Notional Amount	Interest Rate Received	Weighted Average Interest Rate Paid	Hedge Maturity Date	Fair Value Gain (Loss) at September 30, 2019
	(in millions)				(in millions)
Cash Flow Hedges of Forecasted Debt
Georgia Power	$250	3-month LIBOR	2.23%	March 2025	$(9)
Georgia Power	250	3-month LIBOR	2.40%	March 2030	(20)
Georgia Power	250	3-month LIBOR	2.48%	February 2044	(30)
Southern Company Gas	200	3-month LIBOR	1.81%	September 2030	(5)
Fair Value Hedges of Existing Debt
Southern Company(*)	300	2.75%	3-month LIBOR+0.92%	June 2020	(1)
Southern Company(*)	1,500	2.35%	1-month LIBOR+0.87%	July 2021	(5)
Georgia Power	200	4.25%	3-month LIBOR+2.46%	December 2019	(1)
Southern Company Consolidated	$2,950				$(71)

(*)	Represents the Southern Company parent entity.
The estimated pre-tax gains (losses) related to interest rate derivatives expected to be reclassified from accumulated OCI to interest expense for the 12-month period ending September 30, 2020 total $(21) million for Southern Company and are immaterial for all other registrants. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2046 for the Southern Company parent entity, 2035 for Alabama Power, 2044 for Georgia Power, 2028 for Mississippi Power, and 2046 for Southern Company Gas.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

At September 30, 2019, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) at September 30, 2019
	(in millions)		(in millions)			(in millions)
Cash Flow Hedges of Existing Debt
Southern Power	$677	2.95%	€600	1.00%	June 2022	$(21)
Southern Power	564	3.78%	500	1.85%	June 2026	(11)
Total	$1,241		€1,100			$(32)

The estimated pre-tax gains (losses) related to Southern Power's foreign currency derivatives expected to be reclassified from accumulated OCI to earnings for the 12-month period ending September 30, 2020 are $(24) million.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

	As of September 30, 2019		As of December 31, 2018
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$5	$61	$8	$23
Other deferred charges and assets/Other deferred credits and liabilities	6	44	9	26
Assets held for sale, current/Liabilities held for sale, current			—	6
Total derivatives designated as hedging instruments for regulatory purposes	$11	$105	$17	$55
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$—	$8	$3	$7
Other deferred charges and assets/Other deferred credits and liabilities	—	1	1	2
Interest rate derivatives:
Other current assets/Other current liabilities	—	72	—	19
Other deferred charges and assets/Other deferred credits and liabilities	2	—	—	30
Foreign currency derivatives:
Other current assets/Other current liabilities	—	24	—	23
Other deferred charges and assets/Other deferred credits and liabilities	—	8	75	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$2	$113	$79	$81
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets/Other current liabilities	$311	$342	$561	$575
Other deferred charges and assets/Other deferred credits and liabilities	165	211	180	325
Total derivatives not designated as hedging instruments	$476	$553	$741	$900
Gross amounts recognized	$489	$771	$837	$1,036
Gross amounts offset(a)	$(348)	$(514)	$(524)	$(801)
Net amounts recognized in the Balance Sheets(b)	$141	$257	$313	$235

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	As of September 30, 2019		As of December 31, 2018
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Alabama Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$3	$12	$3	$4
Other deferred charges and assets/Other deferred credits and liabilities	2	10	3	6
Total derivatives designated as hedging instruments for regulatory purposes	$5	$22	$6	$10
Gross amounts recognized	$5	$22	$6	$10
Gross amounts offset	$(2)	$(2)	$(4)	$(4)
Net amounts recognized in the Balance Sheets	$3	$20	$2	$6

Georgia Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$1	$27	$2	$8
Other deferred charges and assets/Other deferred credits and liabilities	2	22	4	13
Total derivatives designated as hedging instruments for regulatory purposes	$3	$49	$6	$21
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current assets/Other current liabilities	$—	$60	$—	$2
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$—	$60	$—	$2
Gross amounts recognized	$3	$109	$6	$23
Gross amounts offset	$(3)	$(3)	$(6)	$(6)
Net amounts recognized in the Balance Sheets	$—	$106	$—	$17

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	As of September 30, 2019		As of December 31, 2018
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Mississippi Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$—	$12	$1	$3
Other deferred charges and assets/Other deferred credits and liabilities	2	12	2	6
Total derivatives designated as hedging instruments for regulatory purposes	$2	$24	$3	$9
Gross amounts recognized	$2	$24	$3	$9
Gross amounts offset	$(2)	$(2)	$(2)	$(2)
Net amounts recognized in the Balance Sheets	$—	$22	$1	$7

Southern Power
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$—	$4	$3	$6
Other deferred charges and assets/Other deferred credits and liabilities	—	—	1	2
Foreign currency derivatives:
Other current assets/Other current liabilities	—	24	—	23
Other deferred charges and assets/Other deferred credits and liabilities	—	8	75	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$—	$36	$79	$31
Gross amounts recognized	$—	$36	$79	$31
Gross amounts offset	$—	$—	$(3)	$(3)
Net amounts recognized in the Balance Sheets	$—	$36	$76	$28

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	As of September 30, 2019		As of December 31, 2018
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company Gas
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$1	$10	$2	$8
Other deferred charges and assets/Other deferred credits and liabilities	—	—	—	1
Total derivatives designated as hedging instruments for regulatory purposes	$1	$10	$2	$9
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$—	$4	$—	$1
Other deferred charges and assets/Other deferred credits and liabilities	—	1	—	—
Interest rate derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	—	5	—	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$—	$10	$—	$1
Derivatives not designated as hedging instruments
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$311	$342	$559	$574
Other deferred charges and assets/Other deferred credits and liabilities	165	211	180	325
Total derivatives not designated as hedging instruments	$476	$553	$739	$899
Gross amounts of recognized	$477	$573	$741	$909
Gross amounts offset(a)	$(341)	$(507)	$(508)	$(785)
Net amounts recognized in the Balance Sheets(b)	$136	$66	$233	$124

(a)	Gross amounts offset include cash collateral held on deposit in broker margin accounts of $166 million and $277 million as of September 30, 2019 and December 31, 2018, respectively.

(b)	Net amounts of derivative instruments outstanding exclude premium and intrinsic value associated with weather derivatives of $8 million as of December 31, 2018.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

At September 30, 2019 and December 31, 2018, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet at September 30, 2019
Derivative Category and Balance Sheet Location	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas(*)
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(55)	$(11)	$(27)	$(12)	$(5)
Other regulatory assets, deferred	(37)	(8)	(19)	(10)	—
Other regulatory liabilities, current	6	3	—	—	3
Total energy-related derivative gains (losses)	$(86)	$(16)	$(46)	$(22)	$(2)

(*)	Fair value gains and losses recorded in regulatory assets and liabilities include cash collateral held on deposit in broker margin accounts of $8 million at September 30, 2019.

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet at December 31, 2018
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(19)	$(3)	$(6)	$(2)	$(8)
Other regulatory assets, deferred	(16)	(3)	(9)	(4)	—
Assets held for sale, current	(6)	—	—	—	—
Other regulatory liabilities, current	1	—	—	—	1
Total energy-related derivative gains (losses)	$(40)	$(6)	$(15)	$(6)	$(7)

For the three and nine months ended September 30, 2019 and 2018, the pre-tax effects of cash flow hedge accounting on accumulated OCI were as follows:

Gain (Loss) Recognized in OCI on Derivative	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Southern Company
Energy-related derivatives	$(5)	$(5)	$(11)	$7
Interest rate derivatives	(52)	—	(88)	(2)
Foreign currency derivatives	(68)	(10)	(107)	(31)
Total	$(125)	$(15)	$(206)	$(26)
Georgia Power
Interest rate derivatives	$(47)	$—	$(83)	$—
Total	$(47)	$—	$(83)	$—
Southern Power
Energy-related derivatives	$(3)	$(5)	$(5)	$5
Foreign currency derivatives	(68)	(10)	(107)	(31)
Total	$(71)	$(15)	$(112)	$(26)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

For the three and nine months ended September 30, 2019 and 2018, the pre-tax effects of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments on accumulated OCI were immaterial for the other registrants.
For the three and nine months ended September 30, 2019 and 2018, the pre-tax effects of cash flow and fair value hedge accounting on income were as follows:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2019	2018	2019	2018
	(in millions)		(in millions)
Southern Company
Total depreciation and amortization	$760	$787	$2,267	$2,338
Gain (loss) on energy-related cash flow hedges(a)	(1)	—	(5)	2
Total interest expense, net of amounts capitalized	(434)	(458)	(1,294)	(1,386)
Gain (loss) on interest rate cash flow hedges(a)	(5)	(5)	(14)	(16)
Gain (loss) on foreign currency cash flow hedges(a)	(6)	(6)	(18)	(18)
Gain (loss) on interest rate fair value hedges(b)	10	(4)	43	(35)
Total other income (expense), net	61	57	239	195
Gain (loss) on foreign currency cash flow hedges(a)(c)	(54)	(9)	(62)	(46)
Southern Power
Total depreciation and amortization	$120	$130	$357	$370
Gain (loss) on energy-related cash flow hedges(a)	(1)	—	(5)	2
Total interest expense, net of amounts capitalized	(43)	(45)	(127)	(138)
Gain (loss) on foreign currency cash flow hedges(a)	(6)	(6)	(18)	(18)
Total other income (expense), net	6	17	48	22
Gain (loss) on foreign currency cash flow hedges(a)(c)	(54)	(9)	(62)	(46)

(a)	Reclassified from accumulated OCI into earnings.

(b)	For fair value hedges, changes in the fair value of the derivative contracts are generally equal to changes in the fair value of the underlying debt and have no material impact on income.

(c)
The reclassification from accumulated OCI into other income (expense), net completely offsets currency gains and losses arising from changes in the U.S. currency exchange rates used to record the euro-denominated notes.

For the three and nine months ended September 30, 2019 and 2018, the pre-tax effects of cash flow and fair value hedge accounting on income for energy-related derivatives and interest rate derivatives were immaterial for the traditional electric operating companies and Southern Company Gas.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

As of September 30, 2019 and December 31, 2018, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	As of September 30, 2019	As of December 31, 2018	As of September 30, 2019	As of December 31, 2018
	(in millions)		(in millions)
Southern Company
Securities due within one year	$(500)	$(498)	$—	$2
Long-term debt	(2,093)	(2,052)	(2)	41

Georgia Power
Securities due within one year	$(500)	$(498)	$—	$2

For the three and nine months ended September 30, 2019 and 2018, the pre-tax effects of energy-related derivatives not designated as hedging instruments on the statements of income of Southern Company and Southern Company Gas were as follows:

		Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Non-Designated Hedging Relationships	Statements of Income Location	2019	2018	2019	2018
		(in millions)		(in millions)
Energy-related derivatives:	Natural gas revenues(*)	$(2)	$(36)	$81	$(79)
	Cost of natural gas	2	2	5	5
Total derivatives in non-designated hedging relationships		$—	$(34)	$86	$(74)

(*)	Excludes immaterial gains (losses) recorded in natural gas revenues associated with weather derivatives for all periods presented.
For the three and nine months ended September 30, 2019 and 2018, the pre-tax effects of energy-related derivatives and interest rate derivatives not designated as hedging instruments were immaterial for the traditional electric operating companies and Southern Power.
Contingent Features
Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At September 30, 2019, the registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
For the registrants with interest rate derivatives at September 30, 2019, the fair value of interest rate derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, was immaterial. At September 30, 2019, the fair value of energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial for all registrants. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

rating change to below investment grade. Following the sale of Gulf Power to NextEra Energy, Gulf Power is continuing to participate in the Southern Company power pool for a defined transition period that, subject to certain potential adjustments, is scheduled to end on January 1, 2024.
Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivatives executed with the same counterparty.
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Alabama Power and Southern Power may be required to post collateral. At September 30, 2019, cash collateral posted in these accounts was immaterial. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts. At September 30, 2019, cash collateral held on deposit in broker margin accounts was $166 million.
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
On July 22, 2019, PowerSecure completed the sale of its utility infrastructure services business for approximately $71 million, subject to customary working capital adjustments. In contemplation of this sale, a goodwill impairment charge of $32 million was recorded in the second quarter 2019.
In September 2019, PowerSecure reached an agreement to sell its lighting business for approximately $8 million, subject to customary working capital adjustments. In contemplation of this sale, an impairment charge of $18 million was recorded in the third quarter 2019 related to goodwill, identifiable intangibles, and other assets. The related assets and liabilities were classified as held for sale on Southern Company's balance sheet as of September 30, 2019. The sale is expected to close during the fourth quarter 2019.
Southern Company is negotiating an agreement to sell one of its leveraged lease investments for approximately $20 million. The net investment in the leveraged lease of approximately $6 million was classified as held for sale on Southern Company's balance sheet as of September 30, 2019. The sale is expected to close during the fourth quarter 2019.
The ultimate outcome of these matters cannot be determined at this time. See "Assets Held for Sale" herein for additional information.
Alabama Power
On September 6, 2019, Alabama Power entered into the Autauga Combined Cycle Acquisition, a purchase and sale agreement to acquire all of the equity interests in Tenaska Alabama II Partners, L.P. Tenaska Alabama II Partners, L.P. owns and operates an approximately 885-MW combined cycle generation facility in Autauga County, Alabama. The transaction is expected to close by September 1, 2020. As part of the Autauga Combined Cycle Acquisition, Alabama Power will assume an existing power sales agreement under which the full output of the generating facility remains committed to another third party for its remaining term of approximately three years. The estimated revenues from the power sales agreement are expected to offset the associated costs of operation during the remaining term.
The completion of the Autauga Combined Cycle Acquisition is subject to the satisfaction or waiver of certain conditions, including, among other customary conditions, approval by the Alabama PSC, as well as (i) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and (ii) approval by the FERC. All regulatory approvals are expected to be obtained by the end of the third quarter 2020.
The ultimate outcome of this matter cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Southern Power
Acquisitions
During the third quarter 2019, Southern Power acquired a controlling interest in the fuel cell generation facility listed below. Acquisition-related costs were expensed as incurred and were not material.

Project Facility	Resource	Seller	Approximate Nameplate Capacity (MW)	Location	Southern Power Percentage Ownership	COD	PPA Remaining Period
DSGP (a)	Fuel Cell	Bloom Energy	28	Delaware	100% of Class B	N/A(b)	15 years

(a)
During the second and third quarters 2019, Southern Power made a total investment of approximately $166 million in DSGP and now holds a controlling interest and consolidates 100% of DSGP's operating results. Southern Power records net income attributable to noncontrolling interests for approximately 10 MWs of the facility.

(b)	Approximately 18 MWs of the 28-MW facility was repowered between June and August 2019.
Construction Projects
During the nine months ended September 30, 2019, Southern Power completed construction of and placed in service the 385-MW Plant Mankato expansion and continued construction of the Wildhorse Mountain and Reading facilities. Total aggregate construction costs, excluding acquisition costs, are expected to be between $405 million and $450 million for the two facilities under construction. At September 30, 2019, total costs of construction incurred for these projects were $337 million and are included in CWIP. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Expected COD	PPA Contract Period
Projects Completed During the Nine Months Ended September 30, 2019
Mankato expansion(a)	Natural Gas	385	Mankato, MN	May 2019	20 years
Projects Under Construction as of September 30, 2019
Wildhorse Mountain(b)	Wind	100	Pushmataha County, OK	Fourth quarter 2019	20 years
Reading(c)	Wind	200	Osage and Lyon Counties, KS	Second quarter 2020	12 years

(a)
Southern Power has an agreement with a subsidiary of Xcel to sell all of its equity interests in Plant Mankato, including the expansion. The transaction is subject to FERC approval and is expected to close by January 20, 2020. The expansion unit started providing energy under a PPA with Northern States Power on June 1, 2019. See "Sales of Natural Gas and Biomass Plants" below.

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

Development Projects
Southern Power continues to evaluate and refine the deployment of wind turbine equipment purchased in 2016 and 2017 to potential joint development and construction projects as well as the amount of MW capacity to be constructed. During 2019, certain wind turbine equipment was sold, resulting in gains totaling approximately $17 million.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Sales of Natural Gas and Biomass Plants
On June 13, 2019, Southern Power completed the sale of its equity interests in Nacogdoches Power, LLC, the owner of an approximately 115-MW biomass facility located in Nacogdoches County, Texas, to Austin Energy, for a cash purchase price of approximately $461 million. This sale resulted in an $88 million after-tax gain.
In November 2018, Southern Power entered into an agreement with Northern States Power (a subsidiary of Xcel) to sell all of its equity interests in Plant Mankato for an aggregate purchase price of approximately $650 million, subject to certain state commission approvals. On September 27, 2019, the Minnesota Public Utilities Commission denied approval of the transaction. A newly-formed subsidiary of Xcel has agreed to purchase all of the equity interests in Plant Mankato subject to FERC approval and other customary conditions to closing. The transaction is expected to close by January 20, 2020. If the transaction does not close by this date, either party may terminate the transaction, which would result in the payment of a termination fee to Southern Power of up to $25 million. The ultimate outcome of this matter cannot be determined at this time. The assets and liabilities of Plant Mankato are classified as assets held for sale and liabilities held for sale on Southern Company's and Southern Power's balance sheets as of September 30, 2019 and December 31, 2018. See "Assets Held for Sale" herein for additional information.
Assets Subject to Lien
Under the terms of the PPAs for Plant Mankato, approximately $545 million of assets, primarily related to property, plant, and equipment, are subject to lien at September 30, 2019.
Assets Held for Sale
As discussed above, Southern Company and Southern Power each have assets and liabilities held for sale on their balance sheets at September 30, 2019 and December 31, 2018. Assets and liabilities held for sale have been classified separately on each company's balance sheet at the lower of carrying value or fair value less costs to sell at the time the criteria for held-for-sale classification were met. For assets and liabilities held for sale recorded at fair value on a nonrecurring basis, the fair value of assets held for sale is based primarily on unobservable inputs (Level 3), which includes the agreed upon sales prices in executed sales agreements.
Upon classification as held for sale in November 2018 and April 2019 for Plant Mankato and Plant Nacogdoches, respectively, Southern Power ceased recognizing depreciation and amortization on the long-lived assets to be sold.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The following table provides Southern Company's and Southern Power's major classes of assets and liabilities classified as held for sale at September 30, 2019 and December 31, 2018:

	Southern Company	Southern Power
	(in millions)
At September 30, 2019
Assets Held for Sale:
Current assets	$17	$12
Total property, plant, and equipment	551	546
Goodwill and other intangible assets	40	40
Other non-current assets	40	14
Total Assets Held for Sale	$648	$612

Liabilities Held for Sale:
Current liabilities	$6	$3
Other non-current liabilities	20	—
Total Liabilities Held for Sale	$26	$3

At December 31, 2018
Assets Held for Sale:
Current assets	$393	$8
Total property, plant, and equipment	4,583	536
Other intangible assets	40	40
Other non-current assets	727	—
Total Assets Held for Sale	$5,743	$584

Liabilities Held for Sale:
Current liabilities	$425	$15
Long-term debt	1,286	—
Accumulated deferred income taxes	618	—
Other non-current liabilities	932	—
Total Liabilities Held for Sale	$3,261	$15

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Gulf Power and Southern Power's equity interests in Plant Oleander and Plant Stanton Unit A (together, the Florida Plants) and Plant Nacogdoches represented individually significant components of Southern Company and Southern Power, respectively; therefore, pre-tax profit for these components for the three and nine months ended September 30, 2019 and 2018 is presented below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Earnings before income taxes:
Gulf Power	$—	$59	$—	$146
Southern Power's Florida Plants	$—	$18	$—	$40
Southern Power's Plant Nacogdoches(*)	$—	$7	$16	$20

(*)	Earnings before income taxes for Plant Nacogdoches for the nine months ended September 30, 2019 represents January 1, 2019 through June 13, 2019 (the divestiture date).
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
Lessee
As lessee, the registrants lease certain electric generating units (including renewable energy facilities), real estate/land, communication towers, railcars, and other equipment and vehicles. The major categories of lease obligations are as follows:

	As of September 30, 2019
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Electric generating units	$988	$125	$1,488	$—	$—	$—
Real estate/land	785	4	57	2	395	77
Communication towers	150	2	3	—	—	13
Railcars	51	23	25	3	—	—
Other	89	9	14	2	—	1
Total	$2,063	$163	$1,587	$7	$395	$91

Real estate/land leases primarily consist of commercial real estate leases at Southern Company, Georgia Power, and Southern Company Gas and various land leases primarily associated with renewable energy facilities at Southern

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Power. The commercial real estate leases have remaining terms of up to 25 years while the land leases have remaining terms of up to 47 years, including renewal periods.
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
Contracts that Contain a Lease
While not specifically structured as a lease, some of the PPAs at Alabama Power and Georgia Power are deemed to represent a lease of the underlying electric generating units when the terms of the PPA convey the right to control the use of the underlying assets. Amounts recorded for leases of electric generating units are generally based on the amount of scheduled capacity payments due over the remaining term of the affiliate PPA, which varies between three and 18 years. Georgia Power has several PPAs with Southern Power that Georgia Power accounts for as leases with a lease obligation of approximately $625 million at September 30, 2019. The amount paid for energy under these affiliate PPAs reflects a price that would be paid in an arm's-length transaction as those amounts have been reviewed and approved by the Georgia PSC.
During the third quarter 2019, Alabama Power entered into additional long-term PPAs totaling approximately 640 MWs of additional generating capacity consisting of combined cycle generation expected to commence in 2020 and solar generation coupled with battery energy storage systems expected to commence in 2022 through 2024. Both the combined cycle PPA and the battery storage system portion of the solar generation PPAs are deemed operating leases. The estimated minimum lease payments for these agreements total $95 million. See Note (B) under "Alabama Power" for additional information.
Short-term Leases
Leases with an initial term of 12 months or less are not recorded on the balance sheet; the registrants generally recognize lease expense for these leases on a straight-line basis over the lease term.
Residual Value Guarantees
Residual value guarantees exist primarily in railcar leases at Alabama Power and Georgia Power and the amounts probable of being paid under those guarantees are included in the lease payments. All such amounts are immaterial as of September 30, 2019.
Lease and Nonlease Components
For all asset categories, with the exception of electric generating units, gas pipelines, and real estate leases, the registrants combine lease payments and any nonlease components, such as asset maintenance, for purposes of calculating the lease obligation and the right-of-use asset.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Balance sheet amounts recorded for operating and finance leases are as follows:

	As of September 30, 2019
	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Operating Leases
Operating lease ROU assets, net	$1,823	$143	$1,461	$7	$368	$92

Operating lease obligations - current	$229	$49	$143	$2	$22	$14
Operating lease obligations - non current	1,606	109	1,287	5	373	77
Total operating lease obligations	$1,835	$158	$1,430	$7	$395	$91

Finance Leases
Finance lease ROU assets, net	$220	$4	$134	$—	$—	$—

Finance lease obligations - current	$21	$1	$12	$—	$—	$—
Finance lease obligations - noncurrent	207	4	145	—	—	—
Total finance lease obligations	$228	$5	$157	$—	$—	$—

(*)	Includes operating lease ROU assets, net and operating lease obligations classified as held for sale.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Lease costs for the three and nine months ended September 30, 2019, which includes both amounts recognized as operations and maintenance expense and amounts capitalized as part of the cost of another asset, are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
For the Three Months Ended September 30, 2019
Lease cost
Operating lease cost	$94	$29	$53	$1	$7	$5
Finance lease cost:
Amortization of ROU assets	7	—	4	—	—	—
Interest on lease obligations	3	—	4	—	—	—
Total finance lease cost	10	—	8	—	—	—
Short-term lease costs	9	4	5	—	—	—
Variable lease cost	33	4	26	—	1	—
Total lease cost	$146	$37	$92	$1	$8	$5

For the Nine Months Ended September 30, 2019
Lease cost
Operating lease cost	$243	$49	$154	$2	$21	$14
Finance lease cost:
Amortization of ROU assets	21	1	11	—	—	—
Interest on lease obligations	9	—	14	—	—	—
Total finance lease cost	30	1	25	—	—	—
Short-term lease costs	39	15	17	—	—	—
Variable lease cost	81	6	67	—	3	—
Sublease income	(1)	(1)	—	—	—	—
Total lease cost	$392	$70	$263	$2	$24	$14

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Georgia Power has variable lease payments that are based on the amount of energy produced by certain renewable generating facilities subject to PPAs.
Other information with respect to cash and noncash activities related to leases, as well as weighted-average lease terms and discount rates, is as follows:

	For the Nine Months Ended September 30, 2019
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Other information
Cash paid for amounts included in the measurements of lease obligations:
Operating cash flows from operating leases	$211	$50	$130	$2	$18	$13
Operating cash flows from finance leases	3	1	17	—	—	—
Financing cash flows from finance leases	24	—	4	—	—	—
ROU assets obtained in exchange for new operating lease obligations	76	7	18	—	—	14
ROU assets obtained in exchange for new finance lease obligations	31	1	24	—	—	—

	As of September 30, 2019
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Weighted-average remaining lease term in years:
Operating leases	14.4	3.4	10.4	6.8	33.2	9.6
Finance leases	18.9	12.4	10.8	N/A	N/A	N/A
Weighted-average discount rate:
Operating leases	4.56%	3.33%	4.46%	3.98%	5.68%	3.73%
Finance leases	5.07%	3.65%	10.74%	N/A	N/A	N/A

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Maturities of lease liabilities are as follows:

	As of September 30, 2019
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Maturity Analysis
Operating leases:
2019 (remaining)	$45	$4	$23	$1	$8	$4
2020	284	54	205	2	22	17
2021	269	53	198	1	23	17
2022	259	52	196	1	23	13
2023	202	4	197	1	24	11
Thereafter	1,662	2	991	2	847	49
Total	2,721	169	1,810	8	947	111
Less: Present value discount	886	11	380	1	552	20
Operating lease obligations	$1,835	$158	$1,430	$7	$395	$91
Finance leases:
2019 (remaining)	$9	$—	$4	$—	$—	$—
2020	31	1	28	—	—	—
2021	24	1	24	—	—	—
2022	21	1	24	—	—	—
2023	17	1	25	—	—	—
Thereafter	259	1	161	—	—	—
Total	361	5	266	—	—	—
Less: Present value discount	133	—	109			—
Finance lease obligations	$228	$5	$157	$—	$—	$—

Payments made under PPAs at Georgia Power for energy generated from certain renewable energy facilities accounted for as operating and finance leases are considered variable lease costs and are therefore not reflected in the above maturity analysis.
As of September 30, 2019, Alabama Power and Southern Power have additional operating leases that have not yet commenced, as detailed in the following table:

	Southern Company	Alabama Power	Southern Power
Operating lease type	PPAs and land	PPAs	Land
Expected commencement date	2019-2024	2020-2024	2019-2022
Longest lease term expiration	28-31 years	28 years	31 years
Estimated total obligations (in millions)	$159	$95	$64

For additional information on each registrant's operating lease obligations at December 31, 2018, see Note 9 to the financial statements in Item 8 of the Form 10-K.
Lessor
With the exception of Southern Company Gas, the registrants are each considered lessors in various arrangements that have been determined to contain a lease due to the customer's ability to control the use of the underlying asset

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

owned by the applicable registrant. For the traditional electric operating companies, these arrangements consist of outdoor lighting contracts accounted for as operating leases with initial terms of up to seven years, after which the contracts renew on a month-to-month basis at the customer's option. For Mississippi Power, these arrangements also include tolling arrangements related to electric generating units accounted for as sales-type leases with terms of up to 20 years. For Southern Power, these arrangements consist of PPAs related to electric generating units, including renewable energy facilities, accounted for as operating leases with terms of up to 28 years. For Southern Company, these arrangements also include PPAs related to fuel cells accounted for as operating leases with terms of up to 15 years. Southern Company Gas is the lessor in operating leases related to gas pipelines with remaining terms of up to 24 years.
Lease income for the three and nine months ended September 30, 2019 is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
For the Three Months Ended September 30, 2019
Lease income - interest income on sales-type leases	$2	$—	$—	$2	$—	$—
Lease income - operating leases	64	6	18	—	31	9
Variable lease income	141	—	—	—	151	—
Total lease income	$207	$6	$18	$2	$182	$9

For the Nine Months Ended September 30, 2019
Lease income - interest income on sales-type leases	$7	$—	$—	$7	$—	$—
Lease income - operating leases	216	19	57	—	111	26
Variable lease income	324	—	—	—	349	—
Total lease income	$547	$19	$57	$7	$460	$26

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The undiscounted cash flows to be received under tolling arrangements accounted for as sales-type leases are as follows:

	As of September 30, 2019
	Southern Company	Mississippi Power
	(in millions)
2019 (remaining)	$4	$4
2020	17	17
2021	15	15
2022	15	15
2023	14	14
Thereafter	152	152
Total undiscounted cash flows	$217	$217
Lease receivable	119	119
Difference between undiscounted cash flows and discounted cash flows	$98	$98

The undiscounted cash flows to be received under operating leases and contracts accounted for as operating leases (adjusted for intercompany eliminations) are as follows:

	As of September 30, 2019
	Southern Company	Alabama Power	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
2019 (remaining)	$39	$6	$7	$8	$9
2020	155	26	26	65	35
2021	140	22	18	66	35
2022	121	13	8	68	34
2023	109	5	2	69	34
Thereafter	1,166	22	—	350	497
Total	$1,730	$94	$61	$626	$644

Southern Power receives payments for renewable energy under PPAs accounted for as operating leases that are considered contingent rents and are therefore not reflected in the table above. Southern Power allocates revenue to the nonlease components of PPAs based on the stand-alone selling price of capacity and energy. The undiscounted cash flows to be received under outdoor lighting contracts accounted for as operating leases at Mississippi Power are immaterial.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Revenues from sales by Southern Power to the traditional electric operating companies were $116 million and $320 million for the three and nine months ended September 30, 2019, respectively, and $134 million and $326 million for the three and nine months ended September 30, 2018, respectively. Revenues from sales of natural gas from Southern Company Gas to the traditional electric operating companies were $9 million and $13 million for the three and nine months ended September 30, 2019, respectively, and $14 million and $22 million for the three and nine months ended September 30, 2018, respectively. Revenues from sales of natural gas from Southern Company Gas to Southern Power were $20 million and $53 million for the three and nine months ended September 30, 2019, respectively, and $38 million and $96 million for the three and nine months ended September 30, 2018, respectively. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing energy solutions, such as distributed energy infrastructure and energy efficiency products and services, to customers, as well as investments in telecommunications and leveraged lease projects. All other inter-segment revenues are not material.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Financial data for business segments and products and services for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2019
Operating revenues	$4,908	$574	$(119)	$5,363	$498	$146	$(12)	$5,995
Segment net income (loss)(a)(b)(c)(d)	1,373	86	—	1,459	(29)	(110)	(4)	1,316
Nine Months Ended September 30, 2019
Operating revenues	$12,252	$1,527	$(331)	$13,448	$2,661	$514	$(118)	$16,505
Segment net income (loss)(a)(b)(c)(d)(e)	2,719	316	—	3,035	347	931	(15)	4,298
At September 30, 2019
Goodwill	$—	$2	$—	$2	$5,015	$263	$—	$5,280
Total assets	80,493	14,397	(756)	94,134	21,047	3,569	(1,159)	117,591
Three Months Ended September 30, 2018
Operating revenues	$5,014	$635	$(140)	$5,509	$492	$202	$(44)	$6,159
Segment net income (loss)(a)(b)(e)(f)	1,148	92	—	1,240	46	(119)	(3)	1,164
Nine Months Ended September 30, 2018
Operating revenues	$13,117	$1,699	$(360)	$14,456	$2,861	$984	$(143)	$18,158
Segment net income (loss)(a)(b)(e)(f)	1,711	235	—	1,946	294	(292)	—	1,948
At December 31, 2018
Goodwill	$—	$2	$—	$2	$5,015	$298	$—	$5,315
Total assets	79,382	14,883	(306)	93,959	21,448	3,285	(1,778)	116,914

(a)	Attributable to Southern Company.

(b)
Segment net income (loss) for the traditional electric operating companies includes pre-tax charges for estimated losses on plants under construction of $4 million ($3 million after tax) and $1 million ($1 million after tax) for the three months ended September 30, 2019 and 2018, respectively, and $10 million ($7 million after tax) and $1.1 billion ($0.8 billion after tax) for the nine months ended September 30, 2019 and 2018, respectively. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) under "Georgia Power – Nuclear Construction" and "Mississippi Power – Kemper County Energy Facility" for additional information.

(c)
Segment net income (loss) for the "All Other" column includes the preliminary pre-tax gain associated with the sale of Gulf Power of $2.5 billion ($1.3 billion after tax) for the nine months ended September 30, 2019, of which $4 million ($4 million after tax) was recorded in the three months ended September 30, 2019, as well as impairment charges in contemplation of the sales of two of PowerSecure's business units totaling $18 million and $50 million for the three and nine months ended September 30, 2019, respectively. See Note (K) under "Southern Company" for additional information.

(d)
Segment net income (loss) for Southern Company Gas includes a pre-tax impairment charge of $92 million ($65 million after tax) related to a natural gas storage facility in Louisiana. See Note (C) under "Other Matters – Southern Company Gas" for additional information.

(e)
Segment net income (loss) for Southern Power includes a $23 million pre-tax gain ($88 million gain after tax) on the sale of Plant Nacogdoches for the nine months ended September 30, 2019 and pre-tax impairment charges of $36 million ($27 million after tax) and $155 million ($116 million after tax) for the three and nine months ended September 30, 2018, respectively. See Note (K) under "Southern Power" and Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Power – Development Projects" and " – Sale of Natural Gas Plants" for additional information.

(f)
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Products and Services

	Electric Utilities' Revenues
	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended September 30, 2019	$4,512	$625	$226	$5,363
Three Months Ended September 30, 2018	4,605	698	206	5,509
Nine Months Ended September 30, 2019	$11,136	$1,667	$645	$13,448
Nine Months Ended September 30, 2018	11,913	1,937	606	14,456

	Southern Company Gas' Revenues
	Gas Distribution Operations(a)	Gas Marketing Services(b)	Other	Total
	(in millions)
Three Months Ended September 30, 2019	$445	$39	$14	$498
Three Months Ended September 30, 2018	438	44	10	492
Nine Months Ended September 30, 2019	$2,169	$326	$166	$2,661
Nine Months Ended September 30, 2018	2,276	403	182	2,861

(a)	Operating revenues for the three gas distribution operations dispositions were $7 million and $245 million for the three and nine months ended September 30, 2018, respectively.

(b)	Operating revenues for Pivotal Home Solutions were $55 million for the nine months ended September 30, 2018, respectively.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Business segment financial data for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Gas Distribution Operations(a)	Gas Pipeline Investments	Wholesale Gas Services(b)	Gas Marketing Services(c)(d)	Total	All Other(e)	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2019
Operating revenues	$448	$8	$(2)	$39	$493	$10	$(5)	$498
Segment net income (loss)	37	6	(9)	(4)	30	(59)	—	(29)
Nine Months Ended September 30, 2019
Operating revenues	$2,188	$24	$132	$326	$2,670	$34	$(43)	$2,661
Segment net income (loss)	228	63	61	54	406	(59)	—	347
Total assets at September 30, 2019	17,798	1,743	657	1,443	21,641	10,429	(11,023)	21,047
Three Months Ended September 30, 2018
Operating revenues	$441	$8	$(8)	$44	$485	$13	$(6)	$492
Segment net income (loss)	74	20	(18)	(8)	68	(22)	—	46
Nine Months Ended September 30, 2018
Operating revenues	$2,297	$24	$142	$403	$2,866	$39	$(44)	$2,861
Segment net income (loss)	290	68	65	(71)	352	(58)	—	294
Total assets at December 31, 2018	17,266	1,763	1,302	1,587	21,918	11,112	(11,582)	21,448

(a)
Operating revenues for the three gas distribution operations dispositions were $8 million and $245 million for the three and nine months ended September 30, 2018, respectively. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Company Gas" for additional information.

(b)
The revenues for wholesale gas services are netted with costs associated with its energy and risk management activities. A reconciliation of operating revenues and intercompany revenues is shown in the following table.

	Third Party Gross Revenues	Intercompany Revenues	Total Gross Revenues	Less Gross Gas Costs	Operating Revenues
	(in millions)
Three Months Ended September 30, 2019	$1,138	$72	$1,210	$1,212	$(2)
Three Months Ended September 30, 2018	1,573	82	1,655	1,663	(8)
Nine Months Ended September 30, 2019	$4,287	$223	$4,510	$4,378	$132
Nine Months Ended September 30, 2018	4,847	352	5,199	5,057	142

(c)
Operating revenues for Pivotal Home Solutions were $55 million for the nine months ended September 30, 2018. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Company Gas" for additional information on the sale of Pivotal Home Solutions.

(d)
Segment net income (loss) for gas marketing services includes a loss on disposition of $34 million for the nine months ended September 30, 2018 and a goodwill impairment charge of $42 million for the nine months ended September 30, 2018 related to the sale of Pivotal Home Solutions. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Company Gas" for additional information.

(e)
Segment net income (loss) for the "All Other" column includes a pre-tax impairment charge of $92 million ($65 million after tax) for the three and nine months ended September 30, 2019 related to a natural gas storage facility in Louisiana. See Note (C) under "Other Matters – Southern Company Gas" for additional information.

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
Sixth Supplemental Indenture to the Subordinated Note Indenture, dated as of August 16, 2019, providing for the issuance of Southern Company's Series 2019A Remarketable Junior Subordinated Notes due 2024. (Designated in Form 8-K dated August 13, 2019, File No. 1-3526, as Exhibit 4.4(a).)

(a)2	-
Seventh Supplemental Indenture to the Subordinated Note Indenture, dated as of August 16, 2019, providing for the issuance of Southern Company's Series 2019B Remarketable Junior Subordinated Notes due 2027. (Designated in Form 8-K dated August 13, 2019, File No. 1-3526, as Exhibit 4.4(b).)

(a)3
Purchase Contract and Pledge Agreement, dated as of August 16, 2019, between Southern Company and U.S. Bank National Association, as Purchase Contract Agent, Collateral Agent, Custodial Agent, and Securities Intermediary. (Designated in Form 8-K dated August 13, 2019, File No. 1-3526, as Exhibit 4.9.)

Alabama Power

(b)	-
Fifty-Ninth Supplemental Indenture to Senior Note Indenture dated as of September 17, 2019, providing for the issuance of Alabama Power's Series 2019A 3.45% Senior Notes due October 1, 2049. (Designated in Form 8-K dated September 12, 2019, File No. 1-3164, as Exhibit 4.6.)

Georgia Power

(c)	-
Fifty-Ninth Supplemental Indenture to Senior Note Indenture dated as of September 10, 2019, providing for the issuance of Georgia Power's Series 2019A 2.20% Senior Notes due September 15, 2024. (Designated in Form 8-K dated September 4, 2019, File No. 1-6468, as Exhibit 4.2(a).)

(c)	-
Sixtieth Supplemental Indenture to Senior Note Indenture dated as of September 10, 2019, providing for the issuance of Georgia Power's Series 2019B 2.65% Senior Notes due September 15, 2029. (Designated in Form 8-K dated September 4, 2019, File No. 1-6468, as Exhibit 4.2(b).)

(24) Power of Attorney and Resolutions

Southern Company

(a)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2018, File No. 1-3526 as Exhibit 24(a)1.)

Alabama Power

	(b)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2018, File No. 1-3164 as Exhibit 24(b).)

Georgia Power

	(c)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2018, File No. 1-6468 as Exhibit 24(c).)

Mississippi Power

	(d)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2018, File No. 001-11229 as Exhibit 24(d).)

Southern Power

	(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2018, File No. 001-37803 as Exhibit 24(e)1.)

Southern Company Gas

	(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2018, File No. 1-14174 as Exhibit 24(f)1.)

	(f)2	-	Power of Attorney of Daniel S. Tucker. (Designated in the Form 10-K for the year ended December 31, 2018, File No. 1-14174 as Exhibit 24(f)2.)

(31) Section 302 Certifications

Southern Company

*	(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(d)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)1	-	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(e)2	-	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)1	-	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(f)2	-	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

*	(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)	-	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)	-	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101) Interactive Data Files

*	INS	-	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
*	SCH	-	XBRL Taxonomy Extension Schema Document
*	CAL	-	XBRL Taxonomy Calculation Linkbase Document
*	DEF	-	XBRL Definition Linkbase Document
*	LAB	-	XBRL Taxonomy Label Linkbase Document
*	PRE	-	XBRL Taxonomy Presentation Linkbase Document

(104) Cover Page Interactive Data File
*			Formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

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
Date: October 29, 2019

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
Date: October 29, 2019

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
Date: October 29, 2019

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
Date: October 29, 2019

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
Date: October 29, 2019

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
Date: October 29, 2019