Form 10-K
period 2019-12-31
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; MISSISSIPPI POWER CO; SOUTHERN Co GAS; SOUTHERN POWER CO
filed 2020-02-20
CIK 92122, 3153, 41091, 66904, 1004155, 1160661

    Table of Contents                                Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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
(A Georgia Corporation)
Ten Peachtree Place, N.E.
Atlanta, Georgia 30309
(404) 584-4000

    Table of Contents                                Index to Financial Statements

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
The Southern Company	Common Stock, par value $5 per share	SO	New York Stock Exchange
(NYSE)
The Southern Company	Series 2015A 6.25% Junior Subordinated Notes due 2075	SOJA	NYSE
The Southern Company	Series 2016A 5.25% Junior Subordinated Notes due 2076	SOJB	NYSE
The Southern Company	Series 2017B 5.25% Junior Subordinated Notes due 2077	SOJC	NYSE
The Southern Company	2019 Series A Corporate Units	SOLN	NYSE
The Southern Company	Series 2020A 4.95% Junior Subordinated Notes due 2080	SOJD	NYSE
Alabama Power Company	5.00% Series Class A Preferred Stock	ALP PR Q	NYSE
Georgia Power Company	Series 2017A 5.00% Junior Subordinated Notes due 2077	GPJA	NYSE
Southern Power Company	Series 2016A 1.000% Senior Notes due 2022	SO/22B	NYSE
Southern Power Company	Series 2016B 1.850% Senior Notes due 2026	SO/26A	NYSE

Securities registered pursuant to Section 12(g) of the Act:(*)

Registrant	Title of Each Class
Alabama Power Company	Preferred stock, cumulative, $100 par value:
4.20% Series
4.52% Series
4.60% Series
4.64% Series
4.72% Series
4.92% Series

(*)	At December 31, 2019
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Registrant	Yes	No
The Southern Company	X
Alabama Power Company	X
Georgia Power Company	X
Mississippi Power Company		X
Southern Power Company		X
Southern Company Gas		X
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

    Table of Contents                                Index to Financial Statements

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
Aggregate market value of The Southern Company's common stock held by non-affiliates of The Southern Company at June 28, 2019: $57.8 billion. All of the common stock of the other registrants is held by The Southern Company. A description of each registrant's common stock follows:

Registrant	Description of Common Stock	Shares Outstanding at January 31, 2020
The Southern Company	Par Value $5 Per Share	1,054,228,409
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
Documents incorporated by reference: specified portions of The Southern Company's Definitive Proxy Statement on Schedule 14A relating to the 2020 Annual Meeting of Stockholders are incorporated by reference into PART III. In addition, specified portions of Alabama Power Company's Definitive Proxy Statement on Schedule 14A relating to its 2020 Annual Meeting of Shareholders are incorporated by reference into PART III.
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

    Table of Contents                                Index to Financial Statements

i

    Table of Contents                                Index to Financial Statements
DEFINITIONS

When used in this Form 10-K, the following terms will have the meanings indicated.

Term	Meaning
2013 ARP	Alternate Rate Plan approved by the Georgia PSC in 2013 for Georgia Power for the years 2014 through 2016 and subsequently extended through 2019
2019 ARP	Alternate Rate Plan approved by the Georgia PSC in 2019 for Georgia Power for the years 2020 through 2022
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
AMEA	Alabama Municipal Electric Authority
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

CWIP	Construction work in progress
Dalton	City of Dalton, Georgia, an incorporated municipality in the State of Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
Dalton Pipeline	A pipeline facility in Georgia in which Southern Company Gas has a 50% undivided ownership interest
DOE	U.S. Department of Energy
DSGP	Diamond State Generation Partners
Duke Energy Florida	Duke Energy Florida, LLC
ECO Plan	Mississippi Power's environmental compliance overview plan

    Table of Contents                                Index to Financial Statements
DEFINITIONS
(continued)

Term	Meaning
Eligible Project Costs	Certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the loan guarantee program established under Title XVII of the Energy Policy Act of 2005
EMC	Electric membership corporation
EPA	U.S. Environmental Protection Agency
EPC Contractor	Westinghouse and its affiliate, WECTEC Global Project Services Inc.; the former engineering, procurement, and construction contractor for Plant Vogtle Units 3 and 4
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
Fitch	Fitch Ratings, Inc.
GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
Georgia Power Tax Reform Settlement Agreement	A settlement agreement between Georgia Power and the staff of the Georgia PSC regarding the retail rate impact of the Tax Reform Legislation, as approved by the Georgia PSC in April 2018
GHG	Greenhouse gas
GRAM	Atlanta Gas Light's Georgia Rate Adjustment Mechanism
Guarantee Settlement Agreement	The June 9, 2017 settlement agreement between the Vogtle Owners and Toshiba related to certain payment obligations of the EPC Contractor guaranteed by Toshiba
Gulf Power	Gulf Power Company, until January 1, 2019 a wholly-owned subsidiary of Southern Company
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November through March when Southern Company Gas' natural gas usage and operating revenues are generally higher
HLBV	Hypothetical liquidation at book value
IBEW	International Brotherhood of Electrical Workers
IGCC	Integrated coal gasification combined cycle, the technology originally approved for Mississippi Power's Kemper County energy facility (Plant Ratcliffe)
IIC	Intercompany Interchange Contract
Illinois Commission	Illinois Commerce Commission
Internal Revenue Code	Internal Revenue Code of 1986, as amended
IPP	Independent power producer
IRP	Integrated resource plan
IRS	Internal Revenue Service
ITAAC	Inspections, Tests, Analyses, and Acceptance Criteria, standards established by the NRC
ITC	Investment tax credit
JEA	Jacksonville Electric Authority
KW	Kilowatt
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LNG	Liquefied natural gas
LOCOM	Lower of weighted average cost or current market price
LTSA	Long-term service agreement
Marketers	Marketers selling retail natural gas in Georgia and certificated by the Georgia PSC
MEAG Power	Municipal Electric Authority of Georgia

    Table of Contents                                Index to Financial Statements
DEFINITIONS
(continued)

Term	Meaning
Merger	The merger, effective July 1, 2016, of a wholly-owned, direct subsidiary of Southern Company with and into Southern Company Gas, with Southern Company Gas continuing as the surviving corporation
MGP	Manufactured gas plant
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MPUS	Mississippi Public Utilities Staff
MRA	Municipal and Rural Associations
MW	Megawatt
MWH	Megawatt hour
natural gas distribution utilities
Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, Elizabethtown Gas, Florida City Gas, Chattanooga Gas, and Elkton Gas through June 30, 2018) (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas after July 29, 2018)

NCCR	Georgia Power's Nuclear Construction Cost Recovery
NDR	Alabama Power's Natural Disaster Reserve
NextEra Energy	NextEra Energy, Inc.
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
NOX	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange, Inc.
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OPC	Oglethorpe Power Corporation (an Electric Membership Corporation)
OTC	Over-the-counter
PennEast Pipeline	PennEast Pipeline Company, LLC, a joint venture to construct and operate a natural gas pipeline in which Southern Company Gas has a 20% ownership interest
PEP	Mississippi Power's Performance Evaluation Plan
Pivotal Home Solutions	Nicor Energy Services Company, until June 4, 2018 a wholly-owned subsidiary of Southern Company Gas, doing business as Pivotal Home Solutions
Pivotal LNG	Pivotal LNG, Inc., a wholly-owned subsidiary of Southern Company Gas
Pivotal Utility Holdings
Pivotal Utility Holdings, Inc., until July 29, 2018 a wholly-owned subsidiary of Southern Company Gas, doing business as Elizabethtown Gas (until July 1, 2018), Elkton Gas (until July 1, 2018), and Florida City Gas (until July 29, 2018)

PowerSecure	PowerSecure, Inc., a wholly-owned subsidiary of Southern Company
PowerSouth	PowerSouth Energy Cooperative
PPA	Power purchase agreements, as well as, for Southern Power, contracts for differences that provide the owner of a renewable facility a certain fixed price for the electricity sold to the grid
PRP	Pipeline Replacement Program, an Atlanta Gas Light infrastructure program through 2013
PSC	Public Service Commission
PTC	Production tax credit
Rate CNP	Alabama Power's Rate Certificated New Plant, consisting of Rate CNP New Plant, Rate CNP Compliance, and Rate CNP PPA
Rate ECR	Alabama Power's Rate Energy Cost Recovery
Rate NDR	Alabama Power's Rate Natural Disaster Reserve
Rate RSE	Alabama Power's Rate Stabilization and Equalization

    Table of Contents                                Index to Financial Statements
DEFINITIONS
(continued)

Term	Meaning
Registrants	Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power Company, and Southern Company Gas
ROE	Return on equity
RUS	Rural Utilities Service
S&P	S&P Global Ratings, a division of S&P Global Inc.
SCS	Southern Company Services, Inc. (the Southern Company system service company and a wholly-owned subsidiary of Southern Company)
SEC	U.S. Securities and Exchange Commission
SEGCO	Southern Electric Generating Company, 50% owned by each of Alabama Power and Georgia Power
SEPA	Southeastern Power Administration
Sequent	Sequent Energy Management, L.P., a wholly-owned subsidiary of Southern Company Gas
SERC	Southeastern Electric Reliability Corporation
SNG	Southern Natural Gas Company, L.L.C., a pipeline system in which Southern Company Gas has a 50% ownership interest
SO2	Sulfur dioxide
Southern Company	The Southern Company
Southern Company Gas	Southern Company Gas and its subsidiaries
Southern Company Gas Capital	Southern Company Gas Capital Corporation, a 100%-owned subsidiary of Southern Company Gas
Southern Company Gas Dispositions
Southern Company Gas' disposition of Pivotal Home Solutions, Pivotal Utility Holdings' disposition of Elizabethtown Gas and Elkton Gas, and NUI Corporation's disposition of Pivotal Utility Holdings, which primarily consisted of Florida City Gas

Southern Company power pool
The operating arrangement whereby the integrated generating resources of the traditional electric operating companies and Southern Power (excluding subsidiaries) are subject to joint commitment and dispatch in order to serve their combined load obligations

Southern Company system	Southern Company, the traditional electric operating companies, Southern Power, Southern Company Gas, SEGCO, Southern Nuclear, SCS, Southern Linc, PowerSecure, and other subsidiaries
Southern Holdings	Southern Company Holdings, Inc., a wholly-owned subsidiary of Southern Company
Southern Linc	Southern Communications Services, Inc., a wholly-owned subsidiary of Southern Company, doing business as Southern Linc
Southern Nuclear	Southern Nuclear Operating Company, Inc., a wholly-owned subsidiary of Southern Company
Southern Power	Southern Power Company and its subsidiaries
SouthStar	SouthStar Energy Services, LLC, a wholly-owned subsidiary of Southern Company Gas
SP Solar	SP Solar Holdings I, LP, a limited partnership indirectly owning substantially all of Southern Power's solar facilities, in which Southern Power has a 67% ownership interest
SP Wind	SP Wind Holdings II, LLC, a holding company owning a portfolio of eight operating wind facilities, in which Southern Power is the controlling partner in a tax equity arrangement
SRR	Mississippi Power's System Restoration Rider, a tariff for retail property damage reserve
Subsidiary Registrants	Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas
Tax Reform Legislation	The Tax Cuts and Jobs Act, which became effective on January 1, 2018
Toshiba	Toshiba Corporation, the parent company of Westinghouse
Toshiba Guarantee	Certain payment obligations of the EPC Contractor guaranteed by Toshiba
traditional electric operating companies	Alabama Power, Georgia Power, Gulf Power, and Mississippi Power through December 31, 2018; Alabama Power, Georgia Power, and Mississippi Power as of January 1, 2019
Triton	Triton Container Investments, LLC, an investment of Southern Company Gas through May 29, 2019
VCM	Vogtle Construction Monitoring

v

    Table of Contents                                Index to Financial Statements
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

Vogtle Owners	Georgia Power, Oglethorpe Power Corporation, MEAG Power, and Dalton
Vogtle Services Agreement
The June 2017 services agreement between the Vogtle Owners and the EPC Contractor, as amended and restated in July 2017, for the EPC Contractor to transition construction management of Plant Vogtle Units 3 and 4 to Southern Nuclear and to provide ongoing design, engineering, and procurement services to Southern Nuclear

WACOG	Weighted average cost of gas
Westinghouse	Westinghouse Electric Company LLC
Xcel	Xcel Energy Inc.

    Table of Contents                                Index to Financial Statements

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements include, among other things, statements concerning regulated rates, the strategic goals for the business, customer and sales growth, economic conditions, fuel and environmental cost recovery and other rate actions, projected equity ratios, current and proposed environmental regulations and related compliance plans and estimated expenditures, pending or potential litigation matters, access to sources of capital, projections for the qualified pension plans, postretirement benefit plans, and nuclear decommissioning trust fund contributions, financing activities, completion dates and costs of construction projects, matters related to the abandonment of the Kemper IGCC, completion of announced acquisitions and dispositions, filings with state and federal regulatory authorities, federal and state income tax benefits, estimated sales and purchases under power sale and purchase agreements, and estimated construction plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

•
the impact of recent and future federal and state regulatory changes, including tax, environmental, and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

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

•
the ability to control costs and avoid cost and schedule overruns during the development, construction, and operation of facilities or other projects, including Plant Vogtle Units 3 and 4, which includes components based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale, and including changes in labor costs, availability, and productivity; challenges with management of contractors or vendors; subcontractor performance; adverse weather conditions; shortages, delays, increased costs, or inconsistent quality of equipment, materials, and labor; contractor or supplier delay; delays due to judicial or regulatory action; nonperformance under construction, operating, or other agreements; operational readiness, including specialized operator training and required site safety programs; engineering or design problems; design and other licensing-based compliance matters, including, for nuclear units, the timely submittal by Southern Nuclear of the ITAAC documentation for each unit and the related reviews and approvals by the NRC necessary to support NRC authorization to load fuel; challenges with start-up activities, including major equipment failure, system integration, or regional transmission upgrades; and/or operational performance;

•
the ability to overcome or mitigate the current challenges at Plant Vogtle Units 3 and 4, as described in Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 herein, that could impact the cost and schedule for the project;

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

•
in the event Georgia Power becomes obligated to provide funding to MEAG Power with respect to the portion of MEAG Power's ownership interest in Plant Vogtle Units 3 and 4 involving JEA, any inability of Georgia Power to receive repayment of such funding;

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

•	investment performance of the employee and retiree benefit plans and nuclear decommissioning trust funds;

•	advances in technology;

•	performance of counterparties under ongoing renewable energy partnerships and development agreements;

•
state and federal rate regulations and the impact of pending and future rate cases and negotiations, including rate actions relating to ROE, equity ratios, additional generating capacity, and fuel and other cost recovery mechanisms;

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

•
potential business strategies, including acquisitions or dispositions of assets or businesses, including the pending disposition by Southern Company Gas of its interests in Pivotal LNG and Atlantic Coast Pipeline, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;

•	the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due and to perform as required;

•	the ability to obtain new short- and long-term contracts with wholesale customers;

•	the direct or indirect effect on the Southern Company system's business resulting from cyber intrusion or physical attack and the threat of physical attacks;

•	interest rate fluctuations and financial market conditions and the results of financing efforts;

•	access to capital markets and other financing sources;

•	changes in Southern Company's and any of its subsidiaries' credit ratings;

•	changes in the method of determining LIBOR or the replacement of LIBOR with an alternative reference rate;

•	the ability of Southern Company's electric utilities to obtain additional generating capacity (or sell excess generating capacity) at competitive prices;

•	catastrophic events such as fires, earthquakes, explosions, floods, tornadoes, hurricanes and other storms, droughts, pandemic health events, or other similar occurrences;

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
Southern Company was incorporated under the laws of Delaware on November 9, 1945. Southern Company owns all of the outstanding common stock of Alabama Power, Georgia Power, and Mississippi Power, each of which is an operating public utility company. These traditional electric operating companies supply electric service in the states of Alabama, Georgia, and Mississippi. More particular information relating to each of the traditional electric operating companies is as follows:
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
On January 1, 2019, Southern Company completed its sale of Gulf Power to NextEra Energy for an aggregate cash purchase price of approximately $5.8 billion (less $1.3 billion of indebtedness assumed). Gulf Power is an electric utility serving retail customers in the northwestern portion of Florida. See Note 15 to the financial statements under "Southern Company" in Item 8 herein for additional information.
In addition, Southern Company owns all of the common stock of Southern Power Company, which is also an operating public utility company. The term "Southern Power" when used herein refers to Southern Power Company and its subsidiaries, while the term "Southern Power Company" when used herein refers only to the Southern Power parent company. Southern Power develops, constructs, acquires, owns, and manages power generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. Southern Power Company is a corporation organized under the laws of Delaware on January 8, 2001. See "The Southern Company System – Southern Power" herein and Note 15 to the financial statements in Item 8 herein for additional information, including Southern Power's recent acquisitions and dispositions.
Southern Company acquired all of the common stock of Southern Company Gas in July 2016. Southern Company Gas is an energy services holding company whose primary business is the distribution of natural gas in four states - Illinois, Georgia, Virginia, and Tennessee - through the natural gas distribution utilities. Southern Company Gas is also involved in several other businesses that are complementary to the distribution of natural gas. Southern Company Gas was incorporated under the laws of the State of Georgia on November 27, 1995 for the primary purpose of becoming the holding company for Atlanta Gas Light, which was founded in 1856. See "The Southern Company System – Southern Company Gas" herein and Note 15 to the financial statements in Item 8 herein for additional information, including Southern Company Gas' recent and pending dispositions.
Southern Company also owns all of the outstanding common stock or membership interests of SCS, Southern Linc, Southern Holdings, Southern Nuclear, PowerSecure, and other direct and indirect subsidiaries. SCS, the system service company, has contracted with Southern Company, each traditional electric operating company, Southern Power, Southern Company Gas, Southern Nuclear, SEGCO, and other subsidiaries to furnish, at direct or allocated cost and upon request, the following services: general executive and advisory, general and design engineering, operations, purchasing, accounting, finance, treasury, legal, tax, information technology, marketing, auditing, insurance and pension administration, human resources, systems and procedures, digital wireless communications, cellular tower space, and other services with respect to business and operations, construction management, and Southern Company power pool transactions. Southern Linc provides digital wireless communications for use by Southern Company and its subsidiary companies and also markets these services to the public and provides fiber optics services within the Southeast. Southern Holdings is an intermediate holding company subsidiary, primarily for Southern Company's leveraged lease and other investments. Southern Nuclear operates and provides services to the Southern Company system's nuclear power plants and is currently managing construction of and developing Plant Vogtle Units 3 and 4, which are co-owned by Georgia Power. PowerSecure provides energy solutions to electric utilities and their customers in the areas of distributed generation, energy storage and renewables, and energy efficiency.
Segment information for Southern Company and Southern Company Gas is included in Note 16 to the financial statements in Item 8 herein.
The Registrants' Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are made available on Southern Company's website, free of charge, as soon as reasonably

    Table of Contents                                Index to Financial Statements

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
Agreements in effect with principal neighboring utility systems provide for capacity and energy transactions that may be entered into from time to time for reasons related to reliability or economics. Additionally, the traditional electric operating companies have entered into various reliability agreements with certain neighboring utilities, each of which provides for the establishment and periodic review of principles and procedures for planning and operation of generation and transmission facilities, maintenance schedules, load retention programs, emergency operations, and other matters affecting the reliability of bulk power supply. The traditional electric operating companies have joined with other utilities in the Southeast to form the SERC to augment further the reliability and adequacy of bulk power supply. Through the SERC, the traditional electric operating companies are represented at the North American Electric Reliability Corporation.
The utility assets of the traditional electric operating companies and certain utility assets of Southern Power Company are operated as a single integrated electric system, or Southern Company power pool, pursuant to the IIC. Activities under the IIC are administered by SCS, which acts as agent for the traditional electric operating companies and Southern Power Company. The fundamental purpose of the Southern Company power pool is to provide for the coordinated operation of the electric facilities in an effort to achieve the maximum possible economies consistent with the highest practicable reliability of service. Subject to service requirements and other operating limitations, system resources are committed and controlled through the application of centralized economic dispatch. Under the IIC, each traditional electric operating company and Southern Power Company retains its lowest cost energy resources for the benefit of its own customers and delivers any excess energy to the Southern Company power pool for use in serving customers of other traditional electric operating companies or Southern Power Company or for sale by the Southern Company power pool to third parties. The IIC provides for the recovery of specified costs associated with the affiliated operations thereunder, as well as the proportionate sharing of costs and revenues resulting from Southern Company power pool transactions with third parties. In connection with the sale of Gulf Power, an appendix was added to the IIC setting forth terms and conditions governing Gulf Power's continued participation in the IIC for a defined transition period that, subject to certain potential adjustments, is scheduled to end on January 1, 2024.
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
Southern Power
Southern Power develops, constructs, acquires, owns, and manages power generation assets, including renewable energy projects, and sells electricity at market-based rates (under authority from the FERC) in the wholesale market. Southern Power seeks opportunities to execute its strategy to create value through various transactions including acquisitions, dispositions, and sales of partnership interests, development and construction of new generating facilities, and entry into PPAs primarily with investor-owned utilities, IPPs, municipalities, electric cooperatives, and other load-serving entities, as well as commercial and industrial customers. Southern Power's business activities are not subject to traditional state regulation like the traditional electric operating companies, but the majority of its business activities are subject to regulation by the FERC. Southern Power has attempted to insulate itself from significant fuel supply, fuel transportation, and electric transmission risks by generally making such risks the responsibility of the counterparties to its PPAs. However, Southern Power's future earnings will depend on the parameters of the wholesale market and the efficient operation of its wholesale generating assets, as well as Southern Power's ability to execute its growth strategy and to develop and construct generating facilities. For additional information on

    Table of Contents                                Index to Financial Statements

Southern Power's business activities, see MANAGEMENT'S DISCUSSION AND ANALYSIS – OVERVIEW – "Business Activities" in Item 7 herein.
Southern Power Company directly owns and manages generation assets primarily in the Southeast, which are included in the Southern Company power pool, and has various subsidiaries, which were created to own and operate natural gas and renewable generation facilities either wholly or in partnership with various third parties. At December 31, 2019, Southern Power's generation fleet, which is owned in part with various partners, totaled 11,527 MWs of nameplate capacity in commercial operation (including 4,147 MWs of nameplate capacity owned by its subsidiaries and excluding Plant Mankato, which was sold to a subsidiary of Xcel on January 17, 2020). In addition, Southern Power Company has other subsidiaries that are pursuing additional natural gas generation and other renewable generation development opportunities. The generation assets of Southern Power subsidiaries are not included in the Southern Company power pool. See "Traditional Electric Operating Companies" herein for additional information on the Southern Company power pool.
During 2019, Southern Power completed the sale of its equity interests in a 115-MW biomass facility located in Nacogdoches County, Texas to Austin Energy.
A majority of Southern Power's partnerships in renewable facilities allow for the sharing of cash distributions and tax benefits at differing percentages, with Southern Power being the controlling member and thus consolidating the assets and operations of the partnerships. At December 31, 2019, Southern Power has four tax-equity partnership arrangements where the tax-equity investors receive substantially all of the tax benefits from the facilities, including ITCs and PTCs. In addition, Southern Power holds controlling interests in eight partnerships in solar facilities through SP Solar. For seven of these solar partnerships, Southern Power and its 33% partner, Global Atlantic, are entitled to 51% of all cash distributions and the respective partner that holds the Class B membership interests is entitled to 49% of all cash distributions. For the Desert Stateline partnership, Southern Power and Global Atlantic are entitled to 66% of all cash distributions and the Class B member is entitled to 34% of all cash distributions. In addition, Southern Power and Global Atlantic are entitled to substantially all of the federal tax benefits with respect to these eight partnership entities. Finally, for the Roserock partnership, Southern Power is entitled to 51% of all cash distributions and substantially all of the federal tax benefits, with the Class B member entitled to 49% of all cash distributions.
See PROPERTIES in Item 2 herein and Note 15 to the financial statements under "Southern Power" in Item 8 herein for additional information regarding Southern Power's acquisitions, dispositions, construction, and development projects.
Southern Power calculates an investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective generation facilities' net book value (or expected in-service value for facilities under construction) as the investment amount. With the inclusion of investments associated with the wind facilities currently under construction, as well as other capacity and energy contracts, and excluding Plant Mankato, which was sold on January 17, 2020, Southern Power's average investment coverage ratio at December 31, 2019 was 93% through 2024 and 90% through 2029, with an average remaining contract duration of approximately 14 years.
Southern Power's electricity sales from natural gas generating facilities are primarily through long-term PPAs that consist of two types of agreements. The first type, referred to as a unit or block sale, is a customer purchase from a dedicated plant unit where all or a portion of the generation from that unit is reserved for that customer. Southern Power typically has the ability to serve the unit or block sale customer from an alternate resource. The second type, referred to as requirements service, provides that Southern Power serves the customer's capacity and energy requirements from a combination of the customer's own generating units and from Southern Power resources not dedicated to serve unit or block sales. Southern Power has rights to purchase power provided by the requirements customers' resources when economically viable. Capacity charges that form part of the PPA payments are designed to recover fixed and variable operations and maintenance costs based on dollars-per-kilowatt year and to provide a return on investment.
Southern Power's electricity sales from solar and wind (renewable) generating facilities are also primarily through long-term PPAs; however, these solar and wind PPAs do not have a capacity charge and customers either purchase the energy output of a dedicated renewable facility through an energy charge or provide Southern Power a certain fixed price for the electricity sold to the grid. As a result, Southern Power's ability to recover fixed and variable operations and maintenance expenses is dependent upon the level of energy generated from these facilities, which can be impacted by weather conditions, equipment performance, transmission constraints, and other factors. Generally, under the renewable generation PPAs, the purchasing party retains the right to keep or resell the renewable energy credits.

    Table of Contents                                Index to Financial Statements

The following tables set forth Southern Power's PPAs as of December 31, 2019:
Natural Gas Block Sales PPAs

Facility/Source	Counterparty	MWs(1)	Contract Term
Addison Units 1 and 3	Georgia Power	297	through May 2030
Addison Unit 2	MEAG Power	149	through April 2029
Addison Unit 4	Georgia Energy Cooperative	146	through May 2030
Cleveland County Unit 1	North Carolina EMC (NCEMC)	180	through Dec. 2036
Cleveland County Unit 2	NCEMC	183	through Dec. 2036
Cleveland County Unit 3	North Carolina Municipal Power Agency 1	183	through Dec. 2031
Dahlberg Units 1, 3, and 5	Cobb EMC	224	through Dec. 2027
Dahlberg Units 2, 6, 8, and 10	Georgia Power	298	through May 2025
Dahlberg Units 7 and 9	Eleven EMCs in Georgia(2)	65-132	Jan. 2025 - Dec 2034
Dahlberg Unit 4	Georgia Power	74	through May 2030
Franklin Unit 1	Duke Energy Florida	434	through May 2021
Franklin Unit 1	Century Aluminum	16	through Dec. 2020
Franklin Unit 2	Morgan Stanley Capital Group	250	through Dec. 2025
Franklin Unit 2	Jackson EMC	60-65	through Dec. 2035
Franklin Unit 2	GreyStone Power Corporation	35	through Dec. 2035
Franklin Unit 2	Cobb EMC	100	through Dec. 2027
Franklin Unit 3	Morgan Stanley Capital Group	200-300	through Dec. 2033
Franklin Unit 3	Dalton	70	through Dec. 2027
Harris Unit 1	Georgia Power(3)	640	through May 2030
Harris Unit 2	AMEA(4)	25	through Dec. 2025
Harris Unit 2	PowerSouth Energy Cooperative	200	June 2020 – Feb. 2023
Mankato(5)	Northern States Power Company	375	through Jan 2020
Mankato(5)	Northern States Power Company	345	through Jan 2020
NCEMC PPA(6)	EnergyUnited	100	through Dec. 2021
Rowan CT Unit 1	North Carolina Municipal Power Agency 1	150	through Dec. 2030
Rowan CT Units 2 and 3	EnergyUnited	100	Jan. 2022 – Dec. 2023
Rowan CT Unit 3	EnergyUnited	113	through Dec. 2023
Rowan CC Unit 4	EnergyUnited	67-239	through Dec. 2025
Block Sales PPAs (continued)

Facility/Source	Counterparty	MWs(1)	Contract Term
Rowan CC Unit 4	Macquarie	150	through Nov. 2020
Rowan CC Unit 4	Duke Energy Progress, LLC	228-415	Jan. 2020 – Dec. 2025
Wansley Unit 6	Dalton	30	Jan. 2020 – Dec. 2020
Wansley Unit 6	Century Aluminum	158	through Dec. 2020
Wansley Unit 6	Eleven EMCs in Georgia(2)	133-375	Jan. 2025 - Dec. 2034

(1)	The MWs and related facility units may change due to unit rating changes or assignment of units to contracts.

(2)	PPA block sales to current requirement services PPA counterparties.

(3)	Georgia Power will be served by Plant Harris Unit 2 through May 2020.

(4)	AMEA will be served by Plant Franklin Unit 1 through May 2020.

(5)
On January 17, 2020, Southern Power completed the sale of its equity interests in Plant Mankato. See Note 15 to the financial statements under "Southern Power – Sales of Natural Gas and Biomass Plants" in Item 8 herein for additional information.

(6)	Represents sale of power purchased from NCEMC under a PPA.

    Table of Contents                                Index to Financial Statements

Natural Gas Requirements Services PPAs

Counterparty	MWs(1)	Contract Term
Nine EMCs in Georgia	292-330	through Dec. 2024
Sawnee EMC	267-549	through Dec. 2027
Cobb EMC	0-61	through Dec. 2027
Flint EMC	138-158	through Dec. 2024
Dalton	45-73	through Dec. 2027
EnergyUnited	75-280	through Dec. 2025
City of Blountstown, Florida	10	through April 2022

(1)	Represents forecasted incremental capacity needs over the contract term.
Fuel Cell PPAs

Facility/Source	Counterparty	MWs(1)	Contract Term
Red Lion and Brookside (DSGP)	Delmarva Power & Light	28	through Dec. 2034
(1) MWs shown are for 100% of the PPA, which is based on demonstrated capacity of the facility.
Battery Storage PPAs

Facility/Source	Counterparty	MWs(1)	Contract Term
Milliken	Southern California Edison Company	2	through Dec. 2026
(1) MWs shown are for 100% of the PPA, which is based on demonstrated capacity of the facility.
Solar/Wind PPAs

Facility	Counterparty	MWs(1)	Contract Term
Solar(2)
Adobe	Southern California Edison Company	20	through June 2034
Apex	Nevada Power Company	20	through Dec. 2037
Boulder 1	Nevada Power Company	100	through Dec. 2036
Butler	Georgia Power	100	through Dec. 2046
Butler Solar Farm	Georgia Power	20	through Feb. 2036
Calipatria	San Diego Gas & Electric Company	20	through Feb. 2036
Campo Verde	San Diego Gas & Electric Company	139	through Oct. 2033
Cimarron	Tri-State Generation and Transmission Association, Inc.	30	through Dec. 2035
Decatur County	Georgia Power	19	through Dec. 2035
Decatur Parkway	Georgia Power	80	through Dec. 2040
Desert Stateline	Southern California Edison Company	300	through Sept. 2036
East Pecos	Austin Energy	119	through April 2032
Garland A	Southern California Edison Company	20	through Sept. 2036
Garland	Southern California Edison Company	180	through Oct. 2031
Gaskell West 1	Southern California Edison Company	20	through March 2038
Granville	Duke Energy Progress, LLC	3	through Oct. 2032
Henrietta	Pacific Gas & Electric Company(3)	100	through Sept. 2036
Imperial Valley	San Diego Gas & Electric Company	150	through Nov. 2039
Lamesa	City of Garland, Texas	102	through April 2032
Lost Hills Blackwell	99% to Pacific Gas & Electric Company(3) and 1% to City of Roseville, California	32	through Dec. 2043
Macho Springs	El Paso Electric Company	50	through May 2034
Morelos	Pacific Gas & Electric Company(3)	15	through Feb. 2036

    Table of Contents                                Index to Financial Statements

Solar/Wind PPAs (continued)

Facility	Counterparty	MWs(1)	Contract Term
Solar(2)
North Star	Pacific Gas & Electric Company(3)	60	through June 2035
Pawpaw	Georgia Power	30	through March 2046
Roserock	Austin Energy	157	through Nov. 2036
Rutherford	Duke Energy Carolinas, LLC	75	through Dec. 2031
Sandhills	Cobb EMC	111	through Oct. 2041
Sandhills	Flint EMC	15	through Oct. 2041
Sandhills	Sawnee EMC	15	through Oct. 2041
Sandhills	Middle Georgia and Irwin EMC	2	through Oct. 2041
Spectrum	Nevada Power Company	30	through Dec. 2038
Tranquillity	Southern California Edison Company	204	through Nov. 2034
Wind(4)
Bethel	Google Inc.	225	through Jan. 2029
Cactus Flats	General Mills, Inc.	98	through July 2033
Cactus Flats	General Motors Company	50	through July 2030
Grant Plains	Oklahoma Municipal Power Authority	41	through Dec. 2039
Grant Plains	Steelcase Inc.	25	through Dec. 2028
Grant Plains	Allianz Risk Transfer (Bermuda) Ltd.	81-122	through March 2027
Grant Wind	East Texas Electric Cooperative	50	through April 2036
Grant Wind	Northeast Texas Electric Cooperative	50	through April 2036
Grant Wind	Western Farmers Electric Cooperative	50	through April 2036
Kay Wind	Westar Energy Inc.	200	through Dec. 2035
Kay Wind	Grand River Dam Authority	99	through Dec. 2035
Passadumkeag	Western Massachusetts Electric Company	40	through June 2031
Reading(5)	Royal Caribbean Cruises Ltd.	200	April 2020 – March 2032
Salt Fork Wind	City of Garland, Texas	150	through Nov. 2030
Salt Fork Wind	Salesforce.com, Inc.	24	through Nov. 2028
Skookumchuck(5)	Puget Sound Energy, Inc.	136	second quarter 2020 – 2039
Tyler Bluff Wind	The Proctor & Gamble Company	96	through Dec. 2028
Wake Wind	Equinix Enterprises, Inc.	100	through Oct. 2028
Wake Wind	Owens Corning	125	through Oct. 2028
Wildhorse Mountain	Arkansas Electric Cooperative Corporation	100	through Sept. 2039
(1) MWs shown are for 100% of the PPA, which is based on demonstrated capacity of the facility.
(2) Southern Power owns a 67% equity interest in SP Solar (a limited partnership indirectly owning all of Southern Power's solar facilities, except the Roserock and Gaskell West facilities). SP Solar is the 51% majority owner of Boulder 1, Garland, Henrietta, Imperial Valley, Lost Hills Blackwell, North Star, and Tranquillity; the 66% majority owner of Desert Stateline; and the sole owner of the remaining SP Solar facilities. Southern Power is the 51% majority owner of Roserock and also the controlling partner in a tax equity partnership owning Gaskell West. All of these entities are consolidated subsidiaries of Southern Power.
(3) See Note 1 to the financial statements under "Revenues – Concentration of Revenue" in Item 8 herein for additional information on Pacific Gas & Electric Company's bankruptcy filing.
(4) Southern Power is the controlling member in SP Wind (a tax equity entity owning all of Southern Power's wind facilities, except Cactus Flats, Wildhorse Mountain, and the two projects under construction, Reading and Skookumchuck). SP Wind is the 90.1% majority owner of Wake Wind and owns 100% of the remaining SP Wind facilities. Southern Power owns 100% of Reading and Skookumchuck and is the controlling partner in tax equity partnerships owning Cactus Flats and Wildhorse Mountain. All of these entities are consolidated subsidiaries of Southern Power.
(5) Subject to commercial operation.
For the year ended December 31, 2019, approximately 9.0% of Southern Power's revenues were derived from Georgia Power. Southern Power actively pursues replacement PPAs prior to the expiration of its current PPAs and anticipates that the revenues attributable to one customer may be replaced by revenues from a new customer; however, the expiration of any of Southern

    Table of Contents                                Index to Financial Statements

Power's current PPAs without the successful remarketing of a replacement PPA could have a material negative impact on Southern Power's earnings but is not expected to have a material impact on Southern Company's earnings.
Southern Company Gas
Southern Company Gas is an energy services holding company whose primary business is the distribution of natural gas through the natural gas distribution utilities. Southern Company Gas is also involved in several other businesses that are complementary to the distribution of natural gas, including gas pipeline investments, wholesale gas services, and gas marketing services. Southern Company Gas also has an "all other" non-reportable segment that includes segments below the quantitative threshold for separate disclosure, including the storage and fuels operations, Pivotal LNG, and other subsidiaries that fall below the quantitative threshold for separate disclosure. See Note 15 under "Southern Company Gas – Proposed Sale of Pivotal LNG and Atlantic Coast Pipeline" in Item 8 herein for information regarding Southern Company Gas' pending disposition of its interests in Pivotal LNG and Atlantic Coast Pipeline.
Gas distribution operations, the largest segment of Southern Company Gas' business, operates, constructs, and maintains approximately 75,585 miles of natural gas pipelines and 14 storage facilities, with total capacity of 157 Bcf, to provide natural gas to residential, commercial, and industrial customers. Gas distribution operations serves approximately 4.3 million customers across four states.
Gas pipeline investments primarily consists of joint ventures in natural gas pipeline investments including a 50% interest in SNG, two significant pipeline construction projects, and a 50% joint ownership interest in the Dalton Pipeline. These natural gas pipelines enable the provision of diverse sources of natural gas supplies to the customers of Southern Company Gas. SNG, the largest natural gas pipeline investment, is the owner of a 7,000-mile pipeline connecting natural gas supply basins in Texas, Louisiana, Mississippi, and Alabama to markets in Louisiana, Mississippi, Alabama, Florida, Georgia, South Carolina, and Tennessee. For additional information on Southern Company Gas's pipeline projects, see MANAGEMENT'S DISCUSSION AND ANALYSIS – "Southern Company Gas – Pipeline Construction Projects" in Item 7 herein and Note 15 under "Southern Company Gas – Proposed Sale of Pivotal LNG and Atlantic Coast Pipeline" in Item 8 herein.
Wholesale gas services consists of Sequent and engages in natural gas storage and gas pipeline arbitrage and provides natural gas asset management and related logistical services to most of the natural gas distribution utilities as well as non-affiliate companies.
Gas marketing services is comprised of SouthStar, which serves approximately 631,000 natural gas commodity customers, markets gas to residential, commercial, and industrial customers, and offers energy-related products that provide natural gas price stability and utility bill management in competitive markets or markets that provide for customer choice.
Other Businesses
PowerSecure, which was acquired by Southern Company in 2016, provides energy solutions to electric utilities and their customers in the areas of distributed generation, energy storage and renewables, and energy efficiency.
Southern Holdings is an intermediate holding subsidiary, primarily for Southern Company's leveraged lease and other investments.
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

    Table of Contents                                Index to Financial Statements

Construction Programs
The subsidiary companies of Southern Company are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. For estimated construction and environmental expenditures for the periods 2020 through 2024, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements" and "Contractual Obligations" in Item 7 herein. The Southern Company system's construction program consists of capital investment and capital expenditures to comply with environmental laws and regulations. In 2020, the construction program is expected to be apportioned approximately as follows:

	Southern Company system(a)(b)(c)	Alabama Power(a)(c)	Georgia Power(a)	Mississippi Power
	(in billions)
New generation	$2.3	$0.5	$1.8	$—
Environmental compliance(d)	0.2	0.1	0.1	—
Generation maintenance	0.9	0.4	0.5	0.1
Transmission	1.0	0.4	0.5	0.1
Distribution	1.3	0.5	0.8	0.1
Nuclear fuel	0.3	0.1	0.2	—
General plant	0.6	0.3	0.3	—
	6.5	2.1	4.1	0.3
Southern Power(e)	0.3
Southern Company Gas(f)	1.8
Other subsidiaries	0.2
Total(a)	$8.7	$2.1	$4.1	$0.3

(a)	Totals may not add due to rounding.

(b)	Includes the Subsidiary Registrants, as well as the other subsidiaries. See "Other Businesses" herein for additional information.

(c)
Includes approximately $0.5 billion contingent upon approval by the Alabama PSC related to Alabama Power's September 6, 2019 CCN filing. See FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Alabama Power – Petition for Certificate of Convenience and Necessity" in Item 7 herein for additional information.

(d)
Reflects cost estimates for environmental laws and regulations. These estimated expenditures do not include any potential compliance costs associated with pending regulation of CO2 emissions from fossil fuel-fired electric generating units or costs associated with closure and monitoring of ash ponds and landfills in accordance with the CCR Rule and the related state rules. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" and FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements" and "Contractual Obligations" in Item 7 herein for additional information.

(e)
Does not include approximately $0.5 billion for planned expenditures for plant acquisitions and placeholder growth, which may vary materially due to market opportunities and Southern Power's ability to execute its growth strategy.

(f)
Includes costs for ongoing capital projects associated with infrastructure improvement programs for certain natural gas distribution utilities that have been previously approved by their applicable state regulatory agencies. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Construction Programs – Southern Company Gas" in Item 7 herein for additional information.

The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental laws and regulations; the outcome of any legal challenges to environmental rules; changes in electric generating plants, including unit retirements and replacements and adding or changing fuel sources at existing electric generating units, to meet regulatory requirements; changes in FERC rules and regulations; state regulatory agency approvals; changes in the expected environmental compliance program; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; abnormal weather; delays in construction due to judicial or regulatory action; storm impacts; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. Additionally, Southern Power's planned expenditures for plant acquisitions may vary due to market opportunities and Southern Power's ability to execute its growth strategy.
The construction program of Georgia Power also includes Plant Vogtle Units 3 and 4, which includes components based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale and which may be subject to additional revised cost estimates during construction. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 herein for additional information regarding Georgia Power's construction of Plant Vogtle Units 3 and 4.

    Table of Contents                                Index to Financial Statements

Also see MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" in Item 7 herein for additional information with respect to certain existing and proposed environmental requirements and PROPERTIES – "Electric – Jointly-Owned Facilities" and – "Natural Gas – Jointly-Owned Properties" in Item 2 herein and Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information concerning Alabama Power's, Georgia Power's, and Mississippi Power's joint ownership of certain generating units and related facilities with certain non-affiliated utilities and Southern Company Gas' joint ownership of a pipeline facility.
Financing Programs
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY in Item 7 herein and Note 8 to the financial statements in Item 8 herein for information concerning financing programs.
Fuel Supply
Electric
The traditional electric operating companies' and SEGCO's supply of electricity is primarily fueled by natural gas and coal. Southern Power's supply of electricity is primarily fueled by natural gas. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATION – "Southern Company – Electricity Business – Fuel and Purchased Power Expenses" and MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATION under "Fuel and Purchased Power Expenses" for each of the traditional electric operating companies in Item 7 herein for information regarding the electricity generated and the average cost of fuel in cents per net KWH generated for the years 2018 and 2019.
The traditional electric operating companies have agreements in place from which they expect to receive substantially all of their 2020 coal burn requirements. These agreements have terms ranging between one and four years. Fuel procurement specifications, emission allowances, environmental control systems, and fuel changes have allowed the traditional electric operating companies to remain within limits set by applicable environmental regulations. As new environmental regulations are proposed that impact the utilization of coal, the traditional electric operating companies' fuel mix will be monitored to help ensure that the traditional electric operating companies remain in compliance with applicable laws and regulations. Additionally, Southern Company and the traditional electric operating companies will continue to evaluate the need to purchase additional emissions allowances, the timing of capital expenditures for environmental control equipment, and potential unit retirements and replacements. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" in Item 7 herein for additional information on environmental matters.
SCS, acting on behalf of the traditional electric operating companies and Southern Power Company, has agreements in place for the natural gas burn requirements of the Southern Company system. For 2020, SCS has contracted for 530 Bcf of natural gas supply under agreements with remaining terms up to 14 years. In addition to natural gas supply, SCS has contracts in place for both firm natural gas transportation and storage. Management believes these contracts provide sufficient natural gas supplies, transportation, and storage to ensure normal operations of the Southern Company system's natural gas generating units.
Alabama Power and Georgia Power have multiple contracts covering their nuclear fuel needs for uranium, conversion services, enrichment services, and fuel fabrication with remaining terms ranging from one to 14 years. Management believes suppliers have sufficient nuclear fuel production capability to permit the normal operation of the Southern Company system's nuclear generating units.
Changes in fuel prices to the traditional electric operating companies are generally reflected in fuel adjustment clauses contained in rate schedules. See "Rate Matters – Rate Structure and Cost Recovery Plans" herein for additional information. Southern Power's natural gas PPAs generally provide that the counterparty is responsible for substantially all of the cost of fuel.
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
Natural Gas
Advances in natural gas drilling in shale producing regions of the United States have resulted in historically high supplies of natural gas and low prices for natural gas. Procurement plans for natural gas supply and transportation to serve regulated utility customers are reviewed and approved by the regulatory agencies in the states where Southern Company Gas operates. Southern Company Gas purchases natural gas supplies in the open market by contracting with producers and marketers and, for the natural gas distribution utilities except Nicor Gas, from its wholly-owned subsidiary, Sequent, under asset management agreements approved by the applicable state regulatory agency. Southern Company Gas also contracts for transportation and

    Table of Contents                                Index to Financial Statements

storage services from interstate pipelines that are regulated by the FERC. When firm pipeline services are temporarily not needed, Southern Company Gas may release the services in the secondary market under FERC-approved capacity release provisions or utilize asset management arrangements, thereby reducing the net cost of natural gas charged to customers for most of the natural gas distribution utilities. Peak-use requirements are met through utilization of company-owned storage facilities, pipeline transportation capacity, purchased storage services, peaking facilities, and other supply sources, arranged by either transportation customers or Southern Company Gas.
Territory Served by the Southern Company System
Traditional Electric Operating Companies and Southern Power
The territory in which the traditional electric operating companies provide retail electric service comprises most of the states of Alabama and Georgia, together with southeastern Mississippi. In this territory there are non-affiliated electric distribution systems that obtain some or all of their power requirements either directly or indirectly from the traditional electric operating companies. As of December 31, 2019, the territory had an area of approximately 116,000 square miles and an estimated population of approximately 16 million. Southern Power sells wholesale electricity at market-based rates across various U.S. utility markets, primarily to investor-owned utilities, IPPs, municipalities, and other load-serving entities, as well as commercial and industrial customers.
Alabama Power is engaged, within the State of Alabama, in the generation, transmission, distribution, and purchase of electricity and the sale of electric service, at retail in approximately 400 cities and towns (including Anniston, Birmingham, Gadsden, Mobile, Montgomery, and Tuscaloosa), as well as in rural areas, and at wholesale to 11 municipally-owned electric distribution systems, all of which are served indirectly through sales to AMEA, and two rural distributing cooperative associations. The sales contract with AMEA is scheduled to expire on December 31, 2025. Alabama Power owns coal reserves near its Plant Gorgas site and uses the output of coal from the reserves in its generating plants. In addition, Alabama Power sells, and cooperates with dealers in promoting the sale of, electric appliances and products and also markets and sells outdoor lighting services.
Georgia Power is engaged in the generation, transmission, distribution, and purchase of electricity and the sale of electric service within the State of Georgia, at retail in over 530 cities and towns (including Athens, Atlanta, Augusta, Columbus, Macon, Rome, and Savannah), as well as in rural areas, and at wholesale to OPC, MEAG Power, Dalton, various EMCs, and non-affiliated utilities. Georgia Power also markets and sells outdoor lighting services and other customer-focused utility services.
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
For information relating to KWH sales by customer classification for the traditional electric operating companies, see MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS in Item 7 herein. For information relating to the number of retail customers served by customer classification for the traditional electric operating companies, see SELECTED FINANCIAL DATA of Southern Company and each traditional electric operating company in Item 6 herein. Also, for information relating to the sources of revenues for Southern Company, each traditional electric operating company, and Southern Power, see Item 7 herein and Note 1 to the financial statements under "Revenues – Traditional Electric Operating Companies" and " – Southern Power" and Note 4 to the financial statements in Item 8 herein.
As of December 31, 2019, there were approximately 62 electric cooperative distribution systems operating in the territories in which the traditional electric operating companies provide electric service at retail or wholesale.
One of these organizations, PowerSouth, is a generating and transmitting cooperative selling power to several distributing cooperatives, municipal systems, and other customers in south Alabama. As of December 31, 2019, PowerSouth owned generating units with approximately 2,100 MWs of nameplate capacity, including an undivided 8.16% ownership interest in Alabama Power's Plant Miller Units 1 and 2. See PROPERTIES – "Jointly-Owned Facilities" in Item 2 herein and Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for details of Alabama Power's joint-ownership with PowerSouth of a portion of Plant Miller. Alabama Power has system supply agreements with PowerSouth to provide 200 MWs of year-round capacity service through January 31, 2024 and 200 MWs of winter-only capacity service through December 31, 2023. In August 2019, Alabama Power agreed to provide PowerSouth an additional 100 MWs of year-round capacity service from November 1, 2020 through February 28, 2023, with the option to extend through May 31, 2023.
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

    Table of Contents                                Index to Financial Statements

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
As of December 31, 2019, there were approximately 72 municipally-owned electric distribution systems operating in the territory in which the traditional electric operating companies provide electric service at retail or wholesale.
As of December 31, 2019, 48 municipally-owned electric distribution systems and one county-owned system received their requirements through MEAG Power, which was established by a Georgia state statute in 1975. MEAG Power serves these requirements from self-owned generation facilities, some of which are jointly-owned with Georgia Power, and purchases from other resources. MEAG Power also has a pseudo scheduling and services agreement with Georgia Power. Dalton serves its requirements from self-owned generation facilities, some of which are jointly-owned with Georgia Power, and through purchases from Southern Power through a service agreement. See PROPERTIES – "Jointly-Owned Facilities" in Item 2 herein and Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information.
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
Southern Power has PPAs with Georgia Power, investor-owned utilities, IPPs, municipalities, electric cooperatives, and other load-serving entities, as well as commercial and industrial customers. See "The Southern Company System – Southern Power" herein and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Southern Power's Power Sales Agreements" in Item 7 herein for additional information.
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
Southern Company Gas
Southern Company Gas is engaged in the distribution of natural gas in four states through the natural gas distribution utilities. The natural gas distribution utilities construct, manage, and maintain intrastate natural gas pipelines and distribution facilities. Details of the natural gas distribution utilities at December 31, 2019 are as follows:

Utility	State	Number of customers	Approximate miles of pipe
		(in thousands)
Nicor Gas	Illinois	2,245	34,346
Atlanta Gas Light	Georgia	1,661	33,844
Virginia Natural Gas	Virginia	303	5,719
Chattanooga Gas	Tennessee	68	1,676
Total		4,277	75,585
For information relating to the sources of revenue for Southern Company Gas, see Item 7 herein and Note 1 to the financial statements under "Revenues – Southern Company Gas" and Note 4 to the financial statements in Item 8 herein.
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

    Table of Contents                                Index to Financial Statements

The retail service rights of all electric suppliers in the State of Georgia are regulated by the Territorial Electric Service Act of 1973. Pursuant to standards set forth in this Act, the Georgia PSC has assigned substantially all of the land area in the state to a supplier. Notwithstanding such assignments, this Act provides that any new customer locating outside of 1973 municipal limits and having a connected load of at least 900 KWs may exercise a one-time choice for the life of the premises to receive electric service from the supplier of its choice.
Pursuant to the 1956 Utility Act, the Mississippi PSC issued "Grandfather Certificates" of public convenience and necessity to Mississippi Power and to six distribution rural cooperatives operating in southeastern Mississippi, then served in whole or in part by Mississippi Power, authorizing them to distribute electricity in certain specified geographically described areas of the state. The six cooperatives serve approximately 325,000 retail customers in a certificated area of approximately 10,300 square miles. In areas included in a "Grandfather Certificate," the utility holding such certificate may extend or maintain its electric system subject to certain regulatory approvals; extensions of facilities by such utility, or extensions of facilities into that area by other utilities, may not be made unless the Mississippi PSC grants a CPCN. Areas included in a CPCN that are subsequently annexed to municipalities may continue to be served by the holder of the CPCN, irrespective of whether it has a franchise in the annexing municipality. On the other hand, the holder of the municipal franchise may not extend service into such newly annexed area without authorization by the Mississippi PSC.
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
As of December 31, 2019, Alabama Power had cogeneration contracts in effect with six industrial customers. Under the terms of these contracts, Alabama Power purchases excess energy generated by such companies. During 2019, Alabama Power purchased approximately 123 million KWHs from such companies at a cost of $3 million.
As of December 31, 2019, Georgia Power had contracts in effect to purchase generation from 33 small IPPs. During 2019, Georgia Power purchased 2.7 billion KWHs from such companies at a cost of $176 million. Georgia Power also has PPAs for electricity with six cogeneration facilities. Payments are subject to reductions for failure to meet minimum capacity output. During 2019, Georgia Power purchased 390 million KWHs at a cost of $31 million from these facilities.
As of December 31, 2019, Mississippi Power had a cogeneration agreement in effect with one of its industrial customers. Under the terms of this contract, Mississippi Power purchases any excess generation. During 2019, Mississippi Power did not make any such purchases.
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

    Table of Contents                                Index to Financial Statements

Seasonality
The demand for electric power and natural gas supply is affected by seasonal differences in the weather. While the electric power sales of some electric utilities peak in the summer, others peak in the winter. In the aggregate, during normal weather conditions, the Southern Company system's electric power sales peak during both the summer and winter. In most of the areas Southern Company Gas serves, natural gas demand peaks during the winter. As a result, the overall operating results of the Registrants in the future may fluctuate substantially on a seasonal basis. In addition, the Subsidiary Registrants have historically sold less power and natural gas when weather conditions are milder.
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
Alabama Power and Georgia Power are also subject to the provisions of the Federal Power Act or the earlier Federal Water Power Act applicable to licensees with respect to their hydroelectric developments. As of December 31, 2019, among the hydroelectric projects subject to licensing by the FERC are 14 existing Alabama Power generating stations having an aggregate installed capacity of 1,670,000 KWs and 17 existing Georgia Power generating stations and one generating station partially owned by Georgia Power, with a combined aggregate installed capacity of 1,101,402 KWs.
In 2013, the FERC issued a new 30-year license to Alabama Power for Alabama Power's seven hydroelectric developments on the Coosa River (Weiss, Henry, Logan Martin, Lay, Mitchell, Jordan, and Bouldin). Alabama Power filed a petition requesting rehearing of the FERC order granting the relicense seeking revisions to several conditions of the license. In 2016, the FERC issued an order granting in part and denying in part Alabama Power's rehearing request. American Rivers and Alabama Rivers Alliance also filed multiple appeals of the FERC's 2013 order for the new 30-year license and, in July 2018, the U.S. Court of Appeals for the District of Columbia Circuit vacated the order and remanded the proceeding to the FERC. Alabama Power continues to operate the Coosa River developments under annual licenses issued by the FERC. The ultimate outcome of this matter cannot be determined at this time.
In 2019, Alabama Power continued the process of developing an application to relicense the Harris Dam project on the Tallapoosa River, which is expected to be filed with the FERC by November 30, 2021. The current Harris Dam project license will expire on November 30, 2023.
In May 2018, Georgia Power filed an application to relicense the Wallace Dam project on the Oconee River. The current Wallace Dam project license will expire on June 1, 2020. In July 2018, Georgia Power filed a Notice of Intent to relicense the Lloyd Shoals project on the Ocmulgee River. The application to relicense the Lloyd Shoals project is expected to be filed with the FERC by December 31, 2021. The current Lloyd Shoals project license will expire on December 31, 2023. In December 2018, Georgia Power filed applications to surrender the Langdale and Riverview hydroelectric projects on the Chattahoochee River upon their license expirations on December 31, 2023. Both projects together represent 1,520 KWs of Georgia Power's hydro fleet capacity.
Georgia Power and OPC also have a license, expiring in 2026, for the Rocky Mountain project, a pure pumped storage facility of 903,000 KW installed capacity. See PROPERTIES – "Jointly-Owned Facilities" in Item 2 herein for additional information.
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

    Table of Contents                                Index to Financial Statements

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
In 2012, the NRC issued combined construction and operating licenses (COLs) for Plant Vogtle Units 3 and 4. Receipt of the COLs allowed full construction to begin. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Construction Programs – Nuclear Construction" in Item 7 herein and Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 herein for additional information.
See Notes 3 and 6 to the financial statements under "Nuclear Insurance" and "Nuclear Decommissioning," respectively, in Item 8 herein for information on nuclear insurance and nuclear decommissioning costs.
Environmental Laws and Regulations
See "Construction Programs" herein, MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" in Item 7 herein, and Note 3 to the financial statements under "Environmental Remediation" and Note 6 to the financial statements in Item 8 herein for information concerning environmental laws and regulations impacting the Registrants.
Rate Matters
Rate Structure and Cost Recovery Plans
Electric
The rates and service regulations of the traditional electric operating companies are uniform for each class of service throughout their respective retail service territories. Rates for residential electric service are generally of the block type based upon KWHs used and include minimum charges. Residential and other rates contain separate customer charges. Rates for commercial service are presently of the block type and, for large customers, the billing demand is generally used to determine capacity and minimum bill charges. These large customers' rates are generally based upon usage by the customer and include rates with special features to encourage off-peak usage. Additionally, Alabama Power and Mississippi Power are generally allowed by their respective state PSCs to negotiate the terms and cost of service to large customers. Such terms and cost of service, however, are subject to final state PSC approval.
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
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Regulatory Matters" in Item 7 herein and Note 2 to the financial statements in Item 8 herein for a discussion of rate matters and certain cost recovery mechanisms. Also, see "Integrated Resource Planning" herein for additional information.

    Table of Contents                                Index to Financial Statements

The traditional electric operating companies and Southern Power Company and certain of its generation subsidiaries are authorized by the FERC to sell power to non-affiliates, including short-term opportunity sales, at market-based prices. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate.
Mississippi Power serves long-term contracts with rural electric cooperative associations and municipalities located in southeastern Mississippi under cost-based electric tariffs, which are subject to regulation by the FERC. The contracts with these wholesale customers represented 15.7% of Mississippi Power's total operating revenues in 2019 and are generally subject to 10-year rolling cancellation notices. Historically, these wholesale customers have acted as a group and any changes in contractual relationships for one customer are likely to be followed by the other wholesale customers.
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
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Southern Company Gas" in Item 7 herein and Note 2 to the financial statements under "Southern Company Gas" in Item 8 herein for a discussion of rate matters and certain cost recovery mechanisms.
Integrated Resource Planning
Each of the traditional electric operating companies continually evaluates its electric generating resources in order to ensure that it maintains a cost-effective and reliable mix of resources to meet the existing and future demand requirements of its customers. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" in Item 7 herein for a discussion of existing and potential environmental regulations that may impact the future generating resource needs of the traditional electric operating companies.
Alabama Power
Triennially, Alabama Power provides an IRP report to the Alabama PSC. This report overviews Alabama Power's resource planning process and contains information that serves as the foundation for certain decisions affecting Alabama Power's portfolio of supply-side and demand-side resources. The IRP report facilitates Alabama Power's ability to provide reliable and cost-effective electric service to customers, while accounting for the risks and uncertainties inherent in planning for resources sufficient to meet expected customer demand. Under State of Alabama law, a CCN must be obtained from the Alabama PSC before Alabama Power constructs any new generating facility, unless such construction is deemed an ordinary extension in the usual course of business. See Note 2 to the financial statements under "Alabama Power – Petition for Certificate of Convenience and Necessity" in Item 8 herein for additional information.
Georgia Power
Triennially, Georgia Power must file an IRP with the Georgia PSC that specifies how it intends to meet the future electric service needs of its customers through a combination of demand-side and supply-side resources. The Georgia PSC, under state law, must certify any new demand-side or supply-side resources for Georgia Power to receive cost recovery. Once certified, the lesser of actual or certified construction costs and purchased power costs is recoverable through rates. Certified costs may be excluded from recovery only on the basis of fraud, concealment, failure to disclose a material fact, imprudence, or criminal misconduct. See Note 2 to the financial statements under "Georgia Power – Rate Plans" and " – Integrated Resource Plan." Also see Note 2 under and "Georgia Power – Nuclear Construction" in Item 8 herein for additional information on the Georgia Nuclear Energy Financing Act and the Georgia PSC certification of Plant Vogtle Units 3 and 4, which allow Georgia Power to recover certain financing costs for construction of Plant Vogtle Units 3 and 4.

    Table of Contents                                Index to Financial Statements

Mississippi Power
In November 2019, the Mississippi PSC established the Integrated Resource Planning and Reporting Rule (IRP Rule), which is intended to allow electric utilities the flexibility to formulate long-term plans to best meet the needs of their customers through a combination of demand-side and supply-side resources and considering transmission needs. The IRP Rule establishes reporting requirements that include the filing of an IRP on a three-year cycle, with supply-side updates midway through the three-year cycle, and an annual report on energy delivery improvements. The IRP filing is not intended to supplant or replace the Mississippi PSC's existing regulatory processes for petition and approval of CCNs for new generating resources. Mississippi Power will file its first triennial IRP in compliance with the IRP Rule in April 2021.
In February 2018, the Mississippi PSC approved a settlement agreement related to cost recovery for the Kemper County energy facility, pursuant to which Mississippi Power filed a Reserve Margin Plan (RMP) in August 2018, which it updated on December 31, 2019. The ultimate outcome of this matter cannot be determined at this time. For additional information, see Note 2 to the financial statements under "Mississippi Power – Reserve Margin Plan" in Item 8 herein.
Employee Relations
The Southern Company system had a total of 27,943 employees on its payroll at December 31, 2019.

Employees at December 31, 2019
Alabama Power	6,324
Georgia Power	6,938
Mississippi Power	1,030
PowerSecure	910
SCS	3,697
Southern Company Gas	4,446
Southern Nuclear	3,940
Southern Power	460
Other	198
Total	27,943
The traditional electric operating companies and the natural gas distribution utilities have separate agreements with local unions of the IBEW and the Utilities Workers Union of America generally covering wages, working conditions, and procedures for handling grievances and arbitration. These agreements apply with certain exceptions to operating, maintenance, and construction employees.
Alabama Power has agreements with the IBEW in effect through August 14, 2025. Upon notice given at least 60 days prior to that date, negotiations may be initiated with respect to agreement terms to be effective after such date.
Georgia Power has an agreement with the IBEW covering wages and working conditions, which is in effect through June 30, 2021.
Mississippi Power has an agreement with the IBEW covering wages and working conditions, which is in effect through May 1, 2024.
Southern Nuclear has a five-year agreement with the IBEW covering certain employees at Plants Hatch and Plant Vogtle Units 1 and 2, which is in effect through June 30, 2021. A five-year agreement between Southern Nuclear and the IBEW representing certain employees at Plant Farley is in effect through August 15, 2024. Upon notice given at least 60 days prior to that date, negotiations may be initiated with respect to agreement terms to be effective after such date.
The agreements also make the terms of the pension plans for the companies discussed above subject to collective bargaining with the unions at either a five-year or a 10-year cycle, depending upon union and company actions.
The natural gas distribution utilities have separate agreements with different local unions of the IBEW covering wages, benefits, working conditions, and procedures for handling grievances and arbitration. Nicor Gas' agreement with the IBEW is effective through February 29, 2020 and negotiations on a new agreement commenced on January 9, 2020. Virginia Natural Gas' agreement with the IBEW is effective through May 15, 2020. Notice has been given to Virginia Natural Gas by the IBEW of their intent to negotiate changes to the agreement prior to the expiration date. A new IBEW local union was certified at Atlanta Gas Light in April 2018 and negotiations for a new agreement are ongoing.

    Table of Contents                                Index to Financial Statements

Item 1A. RISK FACTORS
In addition to the other information in this Form 10-K, including MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL in Item 7, and other documents filed by Southern Company and/or its subsidiaries with the SEC from time to time, the following factors should be carefully considered in evaluating Southern Company and its subsidiaries. Such factors could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Southern Company and/or its subsidiaries.
UTILITY REGULATORY, LEGISLATIVE, AND LITIGATION RISKS
Southern Company and its subsidiaries are subject to substantial federal, state, and local governmental regulation, including with respect to rates. Compliance with current and future regulatory requirements and procurement of necessary approvals, permits, and certificates may result in substantial costs to Southern Company and its subsidiaries.
Laws and regulations govern the terms and conditions of the services the Southern Company system offers, protection of critical electric infrastructure assets, transmission planning, reliability, pipeline safety, interaction with wholesale markets, and relationships with affiliates, among other matters. The Registrants' businesses are subject to regulatory regimes which could result in substantial monetary penalties if a Registrant is found to be noncompliant.
The traditional electric operating companies and the natural gas distribution utilities seek to recover their costs, including compliance costs (including a reasonable return on invested capital), through their retail rates, which must be approved by the applicable state PSC or other applicable state regulatory agency. Such regulators, in a future rate proceeding, may alter the timing or amount of certain costs for which recovery is allowed or modify the current authorized rate of return. Rate refunds may also be required. Additionally, the rates charged to wholesale customers by the traditional electric operating companies and by Southern Power and the rates charged to natural gas transportation customers by Southern Company Gas' pipeline investments and for some of its storage assets must be approved by the FERC. These wholesale rates could be affected by changes to Southern Power's and the traditional electric operating companies' ability to conduct business pursuant to FERC market-based rate authority.
A small percentage of transmission revenues are collected through wholesale electric tariffs but the majority are collected through retail rates. FERC rules pertaining to regional transmission planning and cost allocation, which are intended to spur the development of new transmission infrastructure to promote the integration of renewable resources as well as facilitate competition in the wholesale market by providing more choices to wholesale customers, present challenges to transmission planning and the wholesale market structure.
The impact of any future revision or changes in interpretations of existing regulations or the adoption of new laws and regulations applicable to Southern Company or any of its subsidiaries is uncertain. Changes in regulation, the imposition of additional regulations, changes in enforcement practices of regulators, or penalties imposed for noncompliance with existing laws or regulations could influence the operating environment of Southern Company and its subsidiaries and may result in substantial costs or otherwise negatively affect their results of operations.
The Southern Company system's costs of compliance with environmental laws and satisfying related AROs are significant and could negatively impact the net income, cash flows, and financial condition of the Registrants.
The Southern Company system's operations are regulated by state and federal environmental agencies through a variety of laws and regulations governing air, water, land, and other natural resources. Compliance with existing environmental requirements involves significant capital and operating costs including the settlement of AROs, a major portion of which is expected to be recovered through retail and wholesale rates. There is no assurance, however, that all such costs will be recovered. The Registrants expect future compliance expenditures will continue to be significant.
The EPA has adopted and is implementing regulations governing air quality under the Clean Air Act and water quality under the Clean Water Act, including regulations governing cooling water intake structures and effluent guidelines for steam electric generating plants. The EPA has also adopted regulations governing the disposal of CCR, including coal ash and gypsum, in landfills and surface impoundments at active generating power plants. The cost estimates for AROs related to the disposal of CCR are based on information using various assumptions related to closure and post-closure costs, timing of future cash outlays, inflation and discount rates, and the potential methods for complying with the CCR Rule. The traditional electric operating companies will continue to periodically update their ARO cost estimates.
Additionally, environmental laws and regulations covering the handling and disposal of waste and release of hazardous substances could require the Southern Company system to incur substantial costs to clean up affected sites, including certain current and former operating sites, and locations subject to contractual obligations.
Litigation over environmental issues and claims of various types, including property damage, personal injury, and citizen enforcement of environmental requirements has occurred throughout the U.S. This litigation has included claims for damages

    Table of Contents                                Index to Financial Statements

alleged to have been caused by CO2 and other emissions, CCR, releases of regulated substances, and alleged exposure to regulated substances, and/or requests for injunctive relief in connection with such matters.
Compliance with any new or revised environmental laws or regulations could affect many areas of operations for the Southern Company system. The Southern Company system's ultimate environmental compliance strategy and future environmental expenditures will depend on various factors, such as state adoption and implementation of requirements, the availability and cost of any deployed control technology, fuel prices, and the outcome of pending and/or future legal challenges. Compliance costs may result from the installation of additional environmental controls, closure and monitoring of CCR facilities, unit retirements, or changing fuel sources for certain existing units, as well as related upgrades to the Southern Company system's transmission and distribution (electric and natural gas) systems. Environmental compliance spending over the next several years may differ materially from the amounts estimated and could affect results of operations, cash flows, and/or financial condition if such costs cannot continue to be recovered on a timely basis. Further, increased costs that are recovered through regulated rates could contribute to reduced demand for electricity and natural gas, which could negatively affect results of operations, cash flows, and/or financial condition. Additionally, many commercial and industrial customers may also be affected by existing and future environmental requirements, which for some may have the potential to affect their demand for electricity or natural gas.
The Southern Company system may be exposed to regulatory and financial risks related to the impact of GHG legislation, regulation, and emission reduction goals.
Costs associated with GHG legislation, regulation, and emission reduction goals could be significant. Additional GHG policies, including legislation, may emerge in the future requiring the United States to transition to a lower GHG emitting economy. However, the ultimate impact will depend on various factors, such as state adoption and implementation of requirements, low natural gas prices, the development, deployment, and advancement of relevant energy technologies, the ability to recover costs through existing ratemaking provisions, and the outcome of pending and/or future legal challenges.
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
In April 2018, Southern Company established an intermediate goal of a 50% reduction in carbon emissions from 2007 levels by 2030 and a long-term goal of low- to no-carbon operations by 2050. The Southern Company system's ability to achieve these goals depends on many external factors, including supportive national energy policies, low natural gas prices, and the development, deployment, and advancement of relevant energy technologies. The Southern Company system expects to continue cost-effectively growing its renewable energy portfolio, optimizing technology advancements to modernize its transmission and distribution systems, increasing the use of natural gas for generation, completing Plant Vogtle Units 3 and 4, investing in energy efficiency, and continuing research and development efforts focused on technologies to lower GHG emissions. The Southern Company system is also evaluating methods of removing carbon from the atmosphere.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" in Item 7 herein for additional information.
OPERATIONAL RISKS
The financial performance of Southern Company and its subsidiaries may be adversely affected if the subsidiaries are unable to successfully operate their facilities or perform certain corporate functions.
The financial performance of Southern Company and its subsidiaries depends on the successful operation of the electric generation, transmission, and distribution facilities, natural gas distribution and storage facilities, and distributed generation storage technologies and the successful performance of necessary corporate functions. There are many risks that could affect these operations and performance of corporate functions, including operator error or failure of equipment or processes, accidents, operating limitations that may be imposed by environmental or other regulatory requirements or in connection with joint owner arrangements, labor disputes, physical attacks, fuel or material supply interruptions and/or shortages, transmission disruption or capacity constraints, including with respect to the Southern Company system's and third parties' transmission, storage, and transportation facilities, compliance with mandatory reliability standards, including mandatory cyber security standards, implementation of new technologies, information technology (IT) system failures, cyber intrusions, environmental events, such as spills or releases, and catastrophic events such as fires, earthquakes, explosions, floods, tornadoes, hurricanes and other storms, droughts, pandemic health events, or other similar occurrences.

    Table of Contents                                Index to Financial Statements

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
Alabama Power owns, and contracts for the operation of, two nuclear units and Georgia Power holds undivided interests in, and contracts for the operation of, four existing nuclear units. The six existing units are operated by Southern Nuclear and represented approximately 25% and 26% of the total KWHs generated by Alabama Power and Georgia Power, respectively, in the year ended December 31, 2019. In addition, Southern Nuclear, on behalf of Georgia Power and the other Vogtle Owners, is managing the construction of Plant Vogtle Units 3 and 4. Nuclear facilities are subject to environmental, safety, health, operational, and financial risks such as:

•	the potential harmful effects on the environment and human health and safety resulting from a release of radioactive materials;

•	uncertainties with respect to the ability to dispose of spent nuclear fuel and the need for longer term on-site storage;

•
uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of licensed lives and the ability to maintain and anticipate adequate capital reserves for decommissioning;

•	limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with any nuclear operations; and

•	significant capital expenditures relating to maintenance, operation, security, and repair of these facilities.
Damages, decommissioning, or other costs could exceed the amount of decommissioning trusts or external insurance coverage, including statutorily required nuclear incident insurance.
The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear facilities. In the event of non-compliance, the NRC has the authority to impose fines and/or shut down any unit, depending upon its assessment of the severity of the situation, until compliance is achieved. NRC orders or regulations related to increased security measures and any future NRC safety requirements could require Alabama Power and Georgia Power to make substantial operating and capital expenditures at their nuclear plants. In addition, if a serious nuclear incident were to occur, it could result in substantial costs to Alabama Power or Georgia Power and Southern Company. A major incident at a nuclear facility anywhere in the world could cause the NRC to delay or prohibit construction of new nuclear units or require additional safety measures at new and existing units. Moreover, a major incident at any nuclear facility in the U.S., including facilities owned and operated by third parties, could require Alabama Power and Georgia Power to make material contributory payments.
In addition, actual or potential threats of cyber intrusions or physical attacks could result in increased nuclear licensing or compliance costs that are difficult to predict.
Transporting and storing natural gas involves risks that may result in accidents and other operating risks and costs.
Southern Company Gas' natural gas distribution and storage activities involve a variety of inherent hazards and operating risks, such as leaks, accidents, explosions, and mechanical problems, which could result in serious injury, loss of life, significant damage to property, environmental pollution, and impairment of its operations. The location of pipelines and storage facilities near populated areas could increase the level of damage resulting from these risks. Additionally, these pipeline and storage facilities are subject to various state and other regulatory requirements. Failure to comply with these requirements could result in substantial monetary penalties or potential early retirement of storage facilities, which could trigger an associated impairment. The occurrence of any of these events not fully covered by insurance or otherwise could adversely affect Southern Company Gas' and Southern Company's financial condition and results of operations.
Physical attacks, both threatened and actual, could impact the ability of the Subsidiary Registrants to operate and could adversely affect financial results and liquidity.
The Subsidiary Registrants face the risk of physical attacks, both threatened and actual, against their respective generation and storage facilities and the transmission and distribution infrastructure used to transport energy, which could negatively impact their ability to generate, transport, and deliver power, or otherwise operate their respective facilities, or, with respect to Southern Company Gas, its ability to distribute or store natural gas, or otherwise operate its facilities, in the most efficient manner or at all. In addition, physical attacks against third-party providers could have a similar effect on the Southern Company system.
Despite the implementation of robust security measures, all assets are potentially vulnerable to disability, failures, or unauthorized access due to human error, natural disasters, technological failure, or internal or external physical attacks. If assets

    Table of Contents                                Index to Financial Statements

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
An information security incident, including a cybersecurity breach, or the failure of one or more key IT systems, networks, or processes could impact the ability of the Registrants to operate and could adversely affect financial results and liquidity.
Information security risks have generally increased in recent years as a result of the proliferation of new technology and increased sophistication and frequency of cyber attacks and data security breaches. The Subsidiary Registrants operate in highly regulated industries that require the continued operation of sophisticated IT systems and network infrastructure, which are part of interconnected distribution systems. Because of the critical nature of the infrastructure, increased connectivity to the internet, and technology systems' inherent vulnerability to disability or failures due to hacking, viruses, acts of war or terrorism, or other types of data security breaches, the Southern Company system faces a heightened risk of cyberattack. Parties that wish to disrupt the U.S. bulk power system or Southern Company system operations could view these computer systems, software, or networks as targets. The Registrants and their third-party vendors have been subject, and will likely continue to be subject, to attempts to gain unauthorized access to their IT systems and confidential data or to attempts to disrupt utility operations. As a result, Southern Company and its subsidiaries face on-going threats to their assets, including assets deemed critical infrastructure, where databases and systems have been, and will likely continue to be, subject to advanced computer viruses or other malicious codes, unauthorized access attempts, phishing, and other cyber attacks. While there have been immaterial incidents of phishing and attempted financial fraud across the Southern Company system, there has been no material impact on business or operations from these attacks. However, the Registrants cannot guarantee that security efforts will prevent breaches, operational incidents, or other breakdowns of IT systems and network infrastructure and cannot provide any assurance that such incidents will not have a material adverse effect in the future.
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
Despite the implementation of robust security measures, all assets are potentially vulnerable to internal or external cyber attacks, which may inhibit the affected Registrant's ability to fulfill critical business functions and compromise sensitive and other data. Any cyber breach or theft, damage, or improper disclosure of sensitive electronic data may also subject the affected Registrant to penalties and claims from regulators or other third parties. Moreover, the amount and scope of insurance may not be sufficient to cover losses or otherwise adequately compensate for any disruptions to business that could result. In addition, as cybercriminals become more sophisticated, the cost of proactive defensive measures may increase.
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
The traditional electric operating companies and Southern Power purchase fuel from a number of suppliers. The traditional electric operating companies and Southern Power also need adequate access to water, which is drawn from nearby sources, to aid in the production of electricity and, once it is used, returned to its source. Disruption in the delivery of fuel, including disruptions as a result of, among other things, transportation delays, weather, labor relations, force majeure events, or environmental regulations affecting fuel suppliers, or the availability of water, could limit the ability of the traditional electric operating companies and Southern Power to operate certain facilities, which could result in higher fuel and operating costs and potentially reduce the net income of the affected traditional electric operating company or Southern Power and Southern Company.
Natural gas supplies can be subject to disruption in the event production or distribution is curtailed, such as in the event of a hurricane or a pipeline failure. The Southern Company system also relies on natural gas pipelines and other storage and transportation facilities owned and operated by third parties to deliver natural gas to wholesale markets and to its distribution

    Table of Contents                                Index to Financial Statements

systems. The availability of shale gas and potential regulations affecting its accessibility may have a material impact on the supply and cost of natural gas. Disruption in natural gas supplies could limit the ability to fulfill contractual obligations.
The traditional electric operating companies and Southern Power have become more dependent on natural gas for a majority of their electric generating capacity and expect to continue to increase such dependence. In many instances, the cost of purchased power is influenced by natural gas prices. Historically, natural gas prices have been more volatile than prices of other fuels. In recent years, domestic natural gas prices have been depressed by robust supplies, including production from shale gas. These market conditions, together with additional regulation of coal-fired generating units, have increased the traditional electric operating companies' reliance on natural gas-fired generating units.
The traditional electric operating companies are also dependent on coal for a portion of their electric generating capacity. The traditional electric operating companies depend on coal supply contracts, and the counterparties to these agreements may not fulfill their obligations to supply coal because of financial or technical problems. In addition, the suppliers may not be required to supply coal under certain circumstances, such as in the event of a natural disaster. If the traditional electric operating companies are unable to obtain their contracted coal requirements, they may be required to purchase their coal requirements at higher prices, which may not be recoverable through rates.
The revenues of Southern Company, the traditional electric operating companies, and Southern Power depend in part on sales under PPAs. The failure of a PPA counterparty to perform its obligations, the failure of a Southern Company subsidiary to satisfy minimum requirements under the PPAs, or the failure to renew the PPAs or successfully remarket the related generating capacity could have a negative impact on the net income and cash flows of the affected traditional electric operating company or Southern Power and/or of Southern Company.
Most of Southern Power's generating capacity has been sold to purchasers under PPAs. Southern Power's top three customers, Georgia Power, Southern California Edison, and Morgan Stanley Capital Group accounted for 9.0%, 6.8%, and 4.9%, respectively, of Southern Power's total revenues for the year ended December 31, 2019. The traditional electric operating companies have entered into PPAs with non-affiliated parties.
The revenues related to PPAs are dependent on the continued performance by the purchasers of their obligations. The failure of a purchaser to perform its obligations, including as a result of a general default or bankruptcy, could have a negative impact on the net income and cash flows of the affected traditional electric operating company or Southern Power and of Southern Company. Although the credit evaluations undertaken and contractual protections implemented by Southern Power and the traditional electric operating companies take into account the possibility of default by a purchaser, actual exposure to a default by a purchaser may be greater than predicted or specified in the applicable contract. See Note 1 to the financial statements under "Revenues – Concentration of Revenue" in Item 8 herein for additional information on the potential impacts of Pacific Gas & Electric Company's bankruptcy filing.
Additionally, neither Southern Power nor any traditional electric operating company can predict whether the PPAs will be renewed at the end of their respective terms or on what terms any renewals may be made. The failure of a Southern Company subsidiary to satisfy minimum operational or availability requirements under these PPAs, including PPAs related to fuel cell technology, could result in payment of damages or termination of the PPAs.
The asset management arrangements between Southern Company Gas' wholesale gas services and its customers, including the natural gas distribution utilities, may not be renewed or may be renewed at lower levels, which could have a significant impact on Southern Company Gas' financial results.
Southern Company Gas' wholesale gas services currently manages the storage and transportation assets of the natural gas distribution utilities (except Nicor Gas) as well as certain non-affiliated customers. Southern Company Gas' wholesale gas services has a concentration of credit risk for services it provides to its counterparties, which is generally concentrated in 20 of its counterparties.
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

    Table of Contents                                Index to Financial Statements

Increased competition from other companies that supply energy or generation and storage technologies could negatively impact Southern Company's and its subsidiaries' revenues, results of operations, and financial condition.
A key element of the business models of the traditional electric operating companies and Southern Power is that generating power at central station power plants achieves economies of scale and produces power at a competitive cost. Advances in technology or changes in laws or regulations could reduce the cost of distributed generation storage technologies or other alternative methods of producing power to a level that is competitive with that of most central station power electric production or result in smaller-scale, more fuel efficient, and/or more cost effective distributed generation that allows for increased self-generation by customers. Broader use of distributed generation by retail energy customers may also result from customers' changing perceptions of the merits of utilizing existing generation technology or tax or other economic incentives. Additionally, a state PSC or legislature may modify certain aspects of the traditional electric operating companies' business as a result of these advances in technology.
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
Southern Company Gas' business is dependent on natural gas prices remaining competitive as compared to other forms of energy. Southern Company Gas' gas marketing services segment also is affected by competition from other energy marketers providing similar services in Southern Company Gas' unregulated service territories, most notably in Illinois and Georgia. Southern Company Gas' wholesale gas services competes for sales with national and regional full-service energy providers, energy merchants and producers, and pipelines based on the ability to aggregate competitively-priced commodities with transportation and storage capacity. Southern Company Gas competes with natural gas facilities in the Gulf Coast region of the U.S., as the majority of the existing and proposed high deliverability salt-dome natural gas storage facilities in North America are located in the Gulf Coast region.
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
As a result of the increased demand for skilled linemen in California and the Northeast, portions of the Southern Company system experienced higher than normal turnover in 2019. The Southern Company system is diligently working to attract and train qualified linemen.
If Southern Company and its subsidiaries are unable to successfully attract and retain an appropriately qualified workforce, results of operations could be negatively impacted.
CONSTRUCTION RISKS
The Registrants have incurred and may incur additional costs or delays in the construction of new plants or other facilities and may not be able to recover their investments. Also, existing facilities of the Subsidiary Registrants require ongoing expenditures, including those to meet AROs and other environmental standards and goals.
General
The businesses of the Registrants require substantial expenditures for investments in new facilities and, for the traditional electric operating companies, capital improvements to transmission, distribution, and generation facilities, for Southern Power, capital improvements to generation facilities, and, for Southern Company Gas, capital improvements to natural gas distribution

    Table of Contents                                Index to Financial Statements

and storage facilities. These expenditures also include those to settle AROs and meet environmental standards and goals. The traditional electric operating companies and Southern Power are in the process of constructing new generating facilities and adding environmental modifications to certain existing generating facilities. The traditional electric operating companies also are in the process of closing ash ponds to comply with the CCR Rule and, where applicable, state CCR rules. Southern Company Gas is replacing certain pipelines in its natural gas distribution system and is involved in two new gas pipeline construction projects. The Southern Company system intends to continue its strategy of developing and constructing new electric generating facilities, expanding and improving the electric transmission and electric and natural gas distribution systems, and undertaking projects to comply with environmental laws and regulations. These projects are long term in nature and in some cases may include the development and construction of facilities with designs that have not been finalized or previously constructed. The completion of these types of projects without delays or significant cost overruns is subject to substantial risks that have occurred or may occur, including:

•	shortages, delays, increased costs, or inconsistent quality of equipment, materials, and labor;

•	challenges with management of contractors, subcontractors, or vendors;

•	work stoppages;

•	contractor or supplier delay;

•	nonperformance under construction, operating, or other agreements;

•	delays in or failure to receive necessary permits, approvals, tax credits, and other regulatory authorizations;

•	challenges with start-up activities (including major equipment failure, system integration, or regional transmission upgrades) and/or operational performance;

•	operational readiness, including specialized operator training and required site safety programs;

•	impacts of new and existing laws and regulations, including environmental laws and regulations;

•	the outcome of any legal challenges to projects, including legal challenges to regulatory approvals;

•	failure to construct in accordance with permits and licenses (including satisfaction of NRC requirements);

•	failure to satisfy any environmental performance standards and the requirements of tax credits and other incentives;

•	continued public and policymaker support for projects;

•	adverse weather conditions or natural disasters;

•	engineering or design problems;

•	design and other licensing-based compliance matters;

•	environmental and geological conditions;

•	delays or increased costs to interconnect facilities to transmission grids; and

•	increased financing costs as a result of changes in market interest rates or as a result of project delays.
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
In addition, partnership and joint ownership agreements may provide partners or co-owners with certain decision-making authority in connection with projects under construction, including rights to cause the cancellation of a construction project under certain circumstances. Any failure by a partner or co-owner to perform its obligations under the applicable agreements could have a material negative impact on the applicable project under construction. Certain Southern Company Gas pipeline development projects involve separate joint venture participants that own a majority of the project, Southern Power participates in partnership agreements with respect to a majority of its renewable energy projects, Georgia Power jointly owns Plant Vogtle Units 3 and 4 with other co-owners, and Mississippi Power jointly owns Plant Daniel with Gulf Power. See Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information regarding jointly-owned facilities.
If construction projects are not completed according to specification, a Registrant may incur liabilities and suffer reduced plant efficiency, higher operating costs, and reduced net income. Furthermore, construction delays associated with renewable projects could result in the loss of otherwise available tax credits and incentives.
Even if a construction project (including a joint venture construction project) is completed, the total costs may be higher than estimated and may not be recoverable through regulated rates, if applicable. In addition, construction delays and contractor performance shortfalls can result in the loss of revenues and may, in turn, adversely affect the net income and financial position of the affected Registrant. The largest construction project currently underway in the Southern Company system is Plant Vogtle Units 3 and 4. Southern Company and Georgia Power recorded a pre-tax estimated probable loss of $1.1 billion ($0.8 billion after tax) in 2018 to reflect Georgia Power's revised estimate to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 herein for information regarding Plant Vogtle Units 3 and 4. Also see Note 3 to the financial statements under "Other Matters – Southern Company

    Table of Contents                                Index to Financial Statements

Gas – Gas Pipeline Projects" for information regarding the construction delays and the associated cost increases for Southern Company Gas' pipeline construction projects and Note 15 to the financial statements under "Southern Company Gas – Proposed Sale of Pivotal LNG and Atlantic Coast Pipeline" in Item 8 herein for information regarding the proposed sale of Southern Company Gas' interests in Atlantic Coast Pipeline.
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
Southern Company Gas has made significant investments in existing pipelines and pipeline development projects. Many of the existing pipelines are, and, when completed, the pipeline development projects will be, operated by third parties. If one of these agents fails to perform in a proper manner, the value of the investment could decline and Southern Company Gas could lose part or all of its investment. In addition, Southern Company Gas is required to fulfill capital obligations to pipeline joint ventures or, as necessary, guarantee the obligations of such joint venture.
With respect to certain pipeline development projects, Southern Company Gas will rely on its joint venture partners for construction management and will not exercise direct control over the process. All of the pipeline development projects are dependent on contractors for the successful and timely completion of the projects. Further, the development of pipeline projects involves numerous regulatory, environmental, construction, safety, political, and legal uncertainties and may require the expenditure of significant amounts of capital. These projects may not be completed on schedule, at the budgeted cost, or at all. There may be cost overruns and construction difficulties that cause Southern Company Gas' capital expenditures to exceed its initial expectations, which may impact the earnings of the joint venture partnerships. Moreover, Southern Company Gas' income will not increase immediately upon the expenditure of funds on a pipeline project. Pipeline construction occurs over an extended period of time and Southern Company Gas will not receive material increases in income until the project is placed in service.
At December 31, 2019, Southern Company Gas was involved in two gas pipeline development projects, the Atlantic Coast Pipeline project and the PennEast Pipeline project. See Note 3 to the financial statements under "Other Matters – Southern Company Gas – Gas Pipeline Projects" in Item 8 herein for information regarding these projects and Note 15 to the financial statements under "Southern Company Gas – Proposed Sale of Pivotal LNG and Atlantic Coast Pipeline" in Item 8 herein for information regarding the proposed sale of Southern Company Gas' interests in Atlantic Coast Pipeline.
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
The generation, energy marketing, and natural gas operations of the Southern Company system are subject to changes in energy prices and fuel costs, which could increase the cost of producing power, decrease the amount received from the sale of energy, and/or make electric generating facilities less competitive. The market prices for these commodities may fluctuate significantly over relatively short periods of time. Among the factors that could influence energy prices and fuel costs are:

•
prevailing market prices for coal, natural gas, uranium, fuel oil, and other fuels, as applicable, used in the generation facilities of the traditional electric operating companies and Southern Power and, in the case of natural gas, distributed by Southern Company Gas, including associated transportation costs, and supplies of such commodities;

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

    Table of Contents                                Index to Financial Statements

These factors could increase the expenses and/or reduce the revenues of the Registrants. For the traditional electric operating companies and Southern Company Gas' regulated gas distribution operations, such impacts may not be fully recoverable through rates.
Historically, the traditional electric operating companies and Southern Company Gas from time to time have experienced underrecovered fuel and/or purchased gas cost balances and may experience such balances in the future. While the traditional electric operating companies and Southern Company Gas are generally authorized to recover fuel and/or purchased gas costs through cost recovery clauses, recovery may be denied if costs are deemed to be imprudently incurred and there may be delays in the authorization of such recovery. These factors could negatively impact the cash flows of the affected traditional electric operating company or Southern Company Gas and of Southern Company.
The Registrants are subject to risks associated with a changing economic environment, customer behaviors, including increased energy conservation, and adoption patterns of technologies by the customers of the Subsidiary Registrants.
The consumption and use of energy are linked to economic activity. This relationship is affected over time by changes in the economy, customer behaviors, and technologies. Any economic downturn could negatively impact customer growth and usage per customer, thus reducing the sales of energy and revenues. Additionally, any economic downturn or disruption of financial markets, both nationally and internationally, could negatively affect the financial stability of customers and counterparties of the Subsidiary Registrants.
Outside of economic disruptions, changes in customer behaviors in response to energy efficiency programs, changing conditions and preferences, or changes in the adoption of technologies could affect the relationship of economic activity to the consumption of energy. For example, some cities in the United States recently banned the use of natural gas in new construction.
Both federal and state programs exist to influence how customers use energy, and several of the traditional electric operating companies and Southern Company Gas have PSC or other applicable state regulatory agency mandates to promote energy efficiency. Conservation programs could impact the financial results of the Registrants in different ways. For example, if any traditional electric operating company or Southern Company Gas is required to invest in conservation measures that result in reduced sales from effective conservation, regulatory lag in adjusting rates for the impact of these measures could have a negative financial impact on such traditional electric operating company or Southern Company Gas and Southern Company. Customers could also voluntarily reduce their consumption of energy in response to decreases in their disposable income, increases in energy prices, or individual conservation efforts.
In addition, the adoption of technology by customers can have both positive and negative impacts on sales. Many new technologies utilize less energy than in the past. However, electric and natural gas technologies such as electric and natural gas vehicles can create additional demand. The Southern Company system uses best available methods and experience to incorporate the effects of changes in customer behavior, state and federal programs, PSC or other applicable state regulatory agency mandates, and technology, but the Southern Company system's planning processes may not estimate and incorporate these effects.
All of the factors discussed above could adversely affect a Registrant's results of operations, financial condition, and liquidity.
The operating results of the Registrants are affected by weather conditions and may fluctuate on a seasonal basis. In addition, catastrophic events could result in substantial damage to or limit the operation of the properties of a Subsidiary Registrant and could negatively impact results of operation, financial condition, and liquidity.
Electric power and natural gas supply are generally seasonal businesses. In the aggregate, during normal weather conditions, the Southern Company system's electric power sales peak during both the summer and winter. Additionally, Southern Power has variability in its revenues from renewable generation facilities due to seasonal weather patterns primarily from wind and sun. In most of the areas Southern Company Gas serves, natural gas demand peaks during the winter. In addition, the Subsidiary Registrants have historically sold less power and natural gas when weather conditions are milder. Unusually mild weather in the future could reduce the revenues, net income, and available cash of the affected Registrant.
Volatile or significant weather events could result in substantial damage to the transmission and distribution lines of the traditional electric operating companies, the generating facilities of the traditional electric operating companies and Southern Power, and the natural gas distribution and storage facilities of Southern Company Gas. The Subsidiary Registrants have significant investments in the Atlantic and Gulf Coast regions and Southern Power and Southern Company Gas have investments in various states which could be subject to severe weather and natural disasters, including hurricanes and wildfires. Further, severe drought conditions can reduce the availability of water and restrict or prevent the operation of certain generating facilities.
In the event a traditional electric operating company or Southern Company Gas experiences any of these weather events or any natural disaster or other catastrophic event, recovery of costs in excess of reserves and insurance coverage is subject to the

    Table of Contents                                Index to Financial Statements

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
Southern Company and its subsidiaries have made significant acquisitions and investments in the past, as well as dispositions, and may in the future make additional acquisitions, dispositions, or other strategic ventures or investments, including the pending disposition by Southern Company Gas of its interests in Pivotal LNG and Atlantic Coast Pipeline, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries. Southern Company and its subsidiaries continually seek opportunities to create value through various transactions, including acquisitions or sales of assets. Specifically, Southern Power continually seeks opportunities to execute its strategy to create value through various transactions, including acquisitions, dispositions, and sales of partnership interests, development and construction of new generating facilities, and entry into PPAs primarily with investor-owned utilities, IPPs, municipalities, and other load-serving entities, as well as commercial and industrial customers.
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

•	they may result in decreased earnings, revenues, or cash flow;

•	they may involve retained obligations in connection with transitional agreements or deferred payments related to dispositions that subject Southern Company or its subsidiaries to additional risk;

•	Southern Company or the applicable subsidiary may not be able to achieve the expected financial benefits from the use of funds generated by any dispositions;

•	expected benefits of a transaction may be dependent on the cooperation, performance, or credit risk of a counterparty; or

•	for the traditional electric operating companies and Southern Company Gas, costs associated with such investments that were expected to be recovered through regulated rates may not be recoverable.
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

    Table of Contents                                Index to Financial Statements

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
There are a number of factors that rating agencies evaluate to arrive at credit ratings for the Registrants, Southern Company Gas Capital, and Nicor Gas, including capital structure, regulatory environment, the ability to cover liquidity requirements, and other commitments for capital. The Registrants, Southern Company Gas Capital, and Nicor Gas could experience a downgrade in their ratings if any rating agency concludes that the level of business or financial risk of the industry or the applicable company has deteriorated. Changes in ratings methodologies by the agencies could also have a negative impact on credit ratings. If one or more rating agencies downgrade any Registrant, Southern Company Gas Capital, or Nicor Gas borrowing costs likely would increase, including automatic increases in interest rates under applicable term loans and credit facilities, the pool of investors and funding sources would likely decrease, and, particularly for any downgrade to below investment grade, significant collateral requirements may be triggered in a number of contracts. Any credit rating downgrades could require altering the mix of debt financing currently used, and could require the issuance of secured indebtedness and/or indebtedness with additional restrictive covenants binding the applicable company.
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
Southern Company, the traditional electric operating companies, and Southern Power each engage in a long-term planning process to estimate the optimal mix and timing of new generation assets required to serve future load obligations. Southern Company Gas engages in a long-term planning process to estimate the optimal mix and timing of building new pipelines and storage facilities, replacing existing pipelines, rewatering storage facilities, and entering new markets and/or expanding in existing markets. These planning processes must look many years into the future in order to accommodate the long lead times associated with the permitting and construction of new generation and associated transmission facilities and natural gas distribution and storage facilities. Inherent risk exists in predicting demand as future loads are dependent on many uncertain factors, including economic conditions, customer usage patterns, efficiency programs, and customer technology adoption. Because regulators may not permit the traditional electric operating companies or Southern Company Gas' regulated operating companies to adjust rates to recover the costs of new generation and associated transmission assets and/or new pipelines and related infrastructure in a timely manner or at all, these subsidiaries may not be able to fully recover these costs or may have exposure to regulatory lag associated with the time between the incurrence of costs and the recovery in customers' rates. In addition, under Southern Power's model of selling capacity and energy at negotiated market-based rates under long-term PPAs, Southern Power might not be able to fully execute its business plan if market prices drop below original forecasts. Southern Power and/or the traditional electric operating companies may not be able to extend existing PPAs or find new buyers for existing generation assets as existing PPAs expire, or they may be forced to market these assets at prices lower than originally intended. These situations could have negative impacts on net income and cash flows for the affected Registrant.
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

    Table of Contents                                Index to Financial Statements

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
The Registrants, SEGCO, and Nicor Gas rely on access to both short-term money markets and longer-term capital markets as a significant source of liquidity for capital requirements not satisfied by the cash flow from their respective operations. If any of the Registrants, SEGCO, or Nicor Gas is not able to access capital at competitive rates or on favorable terms, its ability to implement its business plan will be limited by impacting its ability to fund capital investments or acquisitions that it may otherwise rely on to achieve future earnings and cash flows. In addition, the Registrants, SEGCO, and Nicor Gas rely on committed bank lending agreements as back-up liquidity which allows them to access low cost money markets. Each of the Registrants, SEGCO, and Nicor Gas believes that it will maintain sufficient access to these financial markets based upon current credit ratings. However, certain events or market disruptions may increase the cost of borrowing or adversely affect the ability to raise capital through the issuance of securities or other borrowing arrangements or the ability to secure committed bank lending agreements used as back-up sources of capital. Such disruptions could include an economic downturn or uncertainty; bankruptcy or financial distress at an unrelated energy company, financial institution, or sovereign entity; capital markets volatility and disruption, either nationally or internationally; changes in tax policy; volatility in market prices for electricity and natural gas; actual or threatened cyber or physical attacks on the Southern Company system's facilities or unrelated energy companies' facilities; war or threat of war; or the overall health of the utility and financial institution industries.
Additionally, due to a portion of the Registrants' indebtedness bearing interest at fluctuating rates based on LIBOR or other benchmark rates, the potential phasing out of these rates may adversely affect the costs of financing. The discontinuation, reform, or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual relationships in the credit markets or cause disruption to the broader financial markets and could result in adverse consequences to the return on, value of, and market for the Registrants' securities and other instruments whose returns are linked to any such benchmark.
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
The costs of providing pension and other postretirement benefit plans are dependent on a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plan, changes in actuarial assumptions, government regulations, and/or life expectancy, and the frequency and amount of the Southern Company system's required or voluntary contributions made to the plans. Changes in actuarial assumptions and differences between the assumptions and actual values, as well as a significant decline in the value of investments that fund the pension and other postretirement plans, if not offset or mitigated by a decline in plan liabilities, could increase pension and other postretirement expense, and the Southern Company system could be required from time to time to fund the pension plans with significant amounts of cash. Such cash funding obligations could have a material impact on liquidity by reducing cash flows and could negatively affect results of operations. See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefits" in Item 7 herein and Note 11 to the financial statements in Item 8 herein for additional information regarding the defined benefit pension and other postretirement plans. Additionally, Alabama Power and Georgia Power each hold significant assets in their nuclear decommissioning trusts to satisfy obligations to decommission their nuclear plants. The rate of return on assets held in those trusts can significantly impact both the funding available for decommissioning and the funding requirements for the trusts. See Note 6 to the financial statements under "Nuclear Decommissioning" in Item 8 herein for additional information.
The Registrants are subject to risks associated with their ability to obtain adequate insurance at acceptable costs.
The financial condition of some insurance companies, actual or threatened physical or cyber attacks, and natural disasters, among other things, could have disruptive effects on insurance markets. The availability of insurance may decrease, and the insurance that the Registrants are able to obtain may have higher deductibles, higher premiums, and more restrictive policy terms. Further, the insurance policies may not cover all of the potential exposures or the actual amount of loss incurred.

    Table of Contents                                Index to Financial Statements

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
Southern Company and its subsidiaries use derivative instruments, such as swaps, options, futures, and forwards, to manage their commodity and interest rate exposures and, to a lesser extent, manage foreign currency exchange rate exposure and engage in limited trading activities. The Registrants could recognize financial losses as a result of volatility in the market values of these contracts or if a counterparty fails to perform. These risks are managed through risk management policies, limits, and procedures, which might not work as planned and cannot entirely eliminate the risks associated with these activities. In addition, derivative contracts entered into for hedging purposes might not offset the underlying exposure being hedged as expected, resulting in financial losses. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management's judgment or use of estimates. The factors used in the valuation of these instruments become more difficult to predict and the calculations become less reliable further into the future. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.
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
See Notes 13 and 14 to the financial statements in Item 8 herein for additional information.
Future impairments of goodwill or long-lived assets could have a material adverse effect on the Registrants' results of operations.
Goodwill is assessed for impairment at least annually and more frequently if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value and long-lived assets are assessed for impairment whenever events or circumstances indicate that an asset's carrying amount may not be recoverable. In connection with the completion of the Merger, the application of the acquisition method of accounting was pushed down to Southern Company Gas. The excess of the purchase price over the fair values of Southern Company Gas' assets and liabilities was recorded as goodwill. This resulted in a significant increase in the goodwill recorded on Southern Company's and Southern Company Gas' consolidated balance sheets. At December 31, 2019, goodwill was $5.3 billion and $5.0 billion for Southern Company and Southern Company Gas, respectively.
In addition, Southern Company and its subsidiaries have long-lived assets recorded on their balance sheets. To the extent the value of goodwill or long-lived assets become impaired, the affected Registrant may be required to incur impairment charges that could have a material impact on their results of operations. For example, Southern Company Gas has two natural gas storage facilities located in California and Texas, which could be impacted by ongoing changes in the U.S. natural gas storage market. Recent sales of natural gas storage facilities have resulted in losses for the sellers and may imply an impact on future rates and/or asset values. Sustained diminished natural gas storage values could trigger impairment of either of these natural gas storage facilities. See Note 3 to the financial statements under "Other Matters" in Item 8 herein for information regarding certain impairment charges at Southern Company and Southern Company Gas.

Item 1B.	UNRESOLVED STAFF COMMENTS.
None.

    Table of Contents                                Index to Financial Statements

Item 2. PROPERTIES
Electric
Electric Properties
The traditional electric operating companies, Southern Power, and SEGCO, at December 31, 2019, owned and/or operated 30 hydroelectric generating stations, 24 fossil fuel generating stations, three nuclear generating stations, 13 combined cycle/cogeneration stations, 42 solar facilities, 10 wind facilities, one fuel cell facility, and one battery storage facility. The amounts of capacity for each company at December 31, 2019 are shown in the table below. The traditional electric operating companies have certain jointly-owned generating stations. For these facilities, the nameplate capacity shown represents the Registrant's portion of total plant capacity, with ownership percentages provided if less than 100%.

Generating Station/Ownership Percentage	Location	Nameplate Capacity(a)
		(KWs)
FOSSIL STEAM
Gadsden	Gadsden, AL	120,000
Barry	Mobile, AL	1,300,000
Greene County (60%)	Demopolis, AL	300,000
Gaston Unit 5	Wilsonville, AL	880,000
Miller (95.92%)	Birmingham, AL	2,532,288
Alabama Power Total		5,132,288
Bowen	Cartersville, GA	3,160,000
Scherer (8.4% of Units 1 and 2 and 75% of Unit 3)	Macon, GA	750,924
Wansley (53.5%)	Carrollton, GA	925,550
Yates	Newnan, GA	700,000
Georgia Power Total		5,536,474
Daniel (50%)	Pascagoula, MS	500,000
Greene County (40%)	Demopolis, AL	200,000
Watson	Gulfport, MS	750,000
Mississippi Power Total		1,450,000
Gaston Units 1-4	Wilsonville, AL
SEGCO Total		1,000,000	(b)
Total Fossil Steam		13,118,762
NUCLEAR STEAM
Farley	Dothan, AL
Alabama Power Total		1,720,000
Hatch (50.1%)	Baxley, GA	899,612
Vogtle Units 1 and 2 (45.7%)	Augusta, GA	1,060,240
Georgia Power Total		1,959,852
Total Nuclear Steam		3,679,852

    Table of Contents                                Index to Financial Statements

Generating Station/Ownership Percentage	Location	Nameplate Capacity(a)
COMBUSTION TURBINES
Greene County	Demopolis, AL
Alabama Power Total		720,000
Boulevard	Savannah, GA	19,700
McDonough Unit 3	Atlanta, GA	78,800
McIntosh Units 1 through 8	Effingham County, GA	640,000
McManus	Brunswick, GA	481,700
Robins	Warner Robins, GA	158,400
Wansley (53.5%)	Carrollton, GA	26,322
Wilson	Augusta, GA	354,100
Georgia Power Total		1,759,022
Sweatt	Meridian, MS	39,400
Watson	Gulfport, MS	39,360
Mississippi Power Total		78,760
Addison	Thomaston, GA	668,800
Cleveland County	Cleveland County, NC	720,000
Dahlberg	Jackson County, GA	756,000
Rowan	Salisbury, NC	455,250
Southern Power Total		2,600,050
Gaston (SEGCO)	Wilsonville, AL	19,680	(b)
Total Combustion Turbines		5,177,512
COGENERATION
Washington County	Washington County, AL	123,428
Lowndes County	Burkeville, AL	104,800
Theodore	Theodore, AL	236,418
Alabama Power Total		464,646
Chevron Cogenerating Station	Pascagoula, MS	147,292	(c)
Mississippi Power Total		147,292
Total Cogeneration		611,938
COMBINED CYCLE
Barry	Mobile, AL
Alabama Power Total		1,070,424
McIntosh Units 10 and 11	Effingham County, GA	1,318,920
McDonough-Atkinson Units 4 through 6	Atlanta, GA	2,520,000
Georgia Power Total		3,838,920
Daniel	Pascagoula, MS	1,070,424
Ratcliffe	Kemper County, MS	769,898
Mississippi Power Total		1,840,322
Franklin	Smiths, AL	1,857,820
Harris	Autaugaville, AL	1,318,920
Mankato	Mankato, MN	720,000	(d)
Rowan	Salisbury, NC	530,550
Wansley Units 6 and 7	Carrollton, GA	1,073,000
Southern Power Total		5,500,290
Total Combined Cycle		12,249,956

    Table of Contents                                Index to Financial Statements

Generating Station/Ownership Percentage	Location	Nameplate Capacity(a)
HYDROELECTRIC FACILITIES
Bankhead	Holt, AL	53,985
Bouldin	Wetumpka, AL	225,000
Harris	Wedowee, AL	132,000
Henry	Ohatchee, AL	72,900
Holt	Holt, AL	46,944
Jordan	Wetumpka, AL	100,000
Lay	Clanton, AL	177,000
Lewis Smith	Jasper, AL	157,500
Logan Martin	Vincent, AL	135,000
Martin	Dadeville, AL	182,000
Mitchell	Verbena, AL	170,000
Thurlow	Tallassee, AL	81,000
Weiss	Leesburg, AL	87,750
Yates	Tallassee, AL	47,000
Alabama Power Total		1,668,079
Bartletts Ferry	Columbus, GA	173,000
Burton	Clayton, GA	6,120
Flint River	Albany, GA	5,400
Goat Rock	Columbus, GA	38,600
Lloyd Shoals	Jackson, GA	14,400
Morgan Falls	Atlanta, GA	16,800
Nacoochee	Lakemont, GA	4,800
North Highlands	Columbus, GA	29,600
Oliver Dam	Columbus, GA	60,000
Rocky Mountain (25.4%)	Rome, GA	229,362	(e)
Sinclair Dam	Milledgeville, GA	45,000
Tallulah Falls	Clayton, GA	72,000
Terrora	Clayton, GA	16,000
Tugalo	Clayton, GA	45,000
Wallace Dam	Eatonton, GA	321,300
Yonah	Toccoa, GA	22,500
Georgia Power Total		1,099,882
Total Hydroelectric Facilities		2,767,961

    Table of Contents                                Index to Financial Statements

Generating Station/Ownership Percentage	Location	Nameplate Capacity(a)
RENEWABLE SOURCES:
SOLAR FACILITIES
Fort Rucker	Calhoun County, AL	10,560
Anniston Army Depot	Dale County, AL	7,380
Alabama Power Total		17,940
Fort Benning	Columbus, GA	30,005
Fort Gordon	Augusta, GA	30,000
Fort Stewart	Fort Stewart, GA	30,000
Kings Bay	Camden County, GA	30,161
Dalton	Dalton, GA	6,508
Marine Corps Logistics Base	Albany, GA	31,161
6 Other Plants	Various Georgia locations	11,171
Georgia Power Total		169,006
Adobe	Kern County, CA	20,000
Apex	North Las Vegas, NV	20,000
Boulder I	Clark County, NV	100,000
Butler	Taylor County, GA	104,000
Butler Solar Farm	Taylor County, GA	22,000
Calipatria	Imperial County, CA	20,000
Campo Verde	Imperial County, CA	147,420
Cimarron	Springer, NM	30,640
Decatur County	Decatur County, GA	20,000
Decatur Parkway	Decatur County, GA	84,000
Desert Stateline	San Bernadino County, CA	299,900
East Pecos	Pecos County, TX	120,000
Garland	Kern County, CA	205,290
Gaskell West I	Kern County, CA	20,000
Granville	Oxford, NC	2,500
Henrietta	Kings County, CA	102,000
Imperial Valley	Imperial County, CA	163,200
Lamesa	Dawson County, TX	102,000
Lost Hills - Blackwell	Kern County, CA	32,000
Macho Springs	Luna County, NM	55,000
Morelos del Sol	Kern County, CA	15,000
North Star	Fresno County, CA	61,600
Pawpaw	Taylor County, GA	30,480
Roserock	Pecos County, TX	160,000
Rutherford	Rutherford County, NC	74,800
Sandhills	Taylor County, GA	148,000
Spectrum	Clark County, NV	30,240
Tranquillity	Fresno County, CA	205,300
Southern Power Total		2,395,370	(f)
Total Solar		2,582,316

    Table of Contents                                Index to Financial Statements

Generating Station/Ownership Percentage	Location	Nameplate Capacity(a)
WIND FACILITIES
Bethel	Castro County, TX	276,000
Cactus Flats	Concho County, TX	148,350
Grant Plains	Grant County, OK	147,200
Grant Wind	Grant County, OK	151,800
Kay Wind	Kay County, OK	299,000
Passadumkeag	Penobscot County, ME	42,900
Salt Fork	Donley & Gray Counties TX	174,000
Tyler Bluff	Cooke County, TX	125,580
Wake Wind	Crosby & Floyd Counties, TX	257,250
Wildhorse Mountain	Pushmataha County, OK	100,000
Southern Power Total		1,722,080	(g)
FUEL CELL FACILITY
Redlion and Brookside (DSGP)	New Castle and Newark, DE	27,500	(h)
Southern Power Total		27,500
BATTERY STORAGE FACILITY
Milliken	Orange County, CA	2,000	(i)
Southern Power Total		2,000

Total Alabama Power Generating Capacity		10,793,377
Total Georgia Power Generating Capacity		14,363,156
Total Mississippi Power Generating Capacity		3,516,374
Total Southern Power Generating Capacity		12,247,290
Total Generating Capacity		41,939,877

(a)	See "Jointly-Owned Facilities" and "Titles to Property" herein and Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information.

(b)
Alabama Power and Georgia Power each own 50% of the outstanding common stock of SEGCO, an operating public utility company. Alabama Power and Georgia Power are each entitled to one-half of SEGCO's capacity and energy. Alabama Power acts as SEGCO's agent in the operation of SEGCO's units and furnishes fuel to SEGCO for its units. See Note 7 to the financial statements under "SEGCO" in Item 8 herein for additional information.

(c)	Generation is dedicated to a single industrial customer. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Credit Rating Risk" in Item 7 herein.

(d)
On January 17, 2020, Southern Power completed the sale of its equity interest in Plant Mankato to a subsidiary of Xcel. See Note 15 to the financial statements under "Southern Power – Sales of Natural Gas and Biomass Plants" in Item 8 herein for additional information.

(e)	Operated by OPC.

(f)
Southern Power owns a 67% equity interest in SP Solar (a limited partnership indirectly owning all of Southern Power's solar facilities, except the Roserock and Gaskell West facilities). SP Solar is the 51% majority owner of Boulder 1, Garland, Henrietta, Imperial Valley, Lost Hills Blackwell, North Star, and Tranquillity; the 66% majority owner of Desert Stateline; and the sole owner of the remaining SP Solar facilities. Southern Power is the 51% majority owner of Roserock and also the controlling partner in a tax equity partnership owning Gaskell West. All of these entities are consolidated subsidiaries of Southern Power and the capacity shown in the table is 100% of the nameplate capacity for the respective facility.

(g)
Southern Power is the controlling member in SP Wind (a tax equity entity owning all of Southern Power's wind facilities, except Cactus Flats and Wildhorse Mountain). SP Wind is the 90.1% majority owner of Wake Wind and owns 100% of the remaining SP Wind facilities. Southern Power is the controlling partner in tax equity partnerships owning Cactus Flats and Wildhorse Mountain. All of these entities are consolidated subsidiaries of Southern Power and the capacity shown in the table is 100% of the nameplate capacity for the respective facility.

(h)	Southern Power has two noncontrolling interest partners that own approximately 10 MWs of the facility.

(i)	Southern Power has an equity method investment in the facility as the Class B member.
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
Mississippi Power owns a 79-mile length of 500-kilovolt transmission line which is leased to Entergy Gulf States Louisiana, LLC. The line extends from Plant Daniel to the Louisiana state line. Entergy Gulf States Louisiana, LLC is paying a use fee through 2024 covering all expenses and the amortization of the original cost. At December 31, 2019, the unamortized portion was approximately $10 million.

    Table of Contents                                Index to Financial Statements

Mississippi Power owns a lignite mine and equipment that were intended to provide fuel for the Kemper IGCC. Mississippi Power also has mineral reserves located around the Kemper County energy facility. Liberty Fuels Company, LLC, the operator of the mine, has a legal obligation to perform mine reclamation and Mississippi Power has a contractual obligation to fund all reclamation activities. As a result of the abandonment of the Kemper IGCC, final mine reclamation began in 2018 and is expected to be substantially completed in 2020, with monitoring expected to continue through 2027. See Note 2 to the financial statements under "Mississippi Power – Kemper County Energy Facility – Lignite Mine and CO2 Pipeline Facilities" in Item 8 herein for additional information.
In December 2019, Mississippi Power updated its proposed RMP, originally filed in August 2018, which identified alternatives that, if implemented, could impact Mississippi Power's generating stations, including Plant Greene County, which is jointly owned with Alabama Power. See BUSINESS in Item 1 herein under "Rate Matters – Integrated Resource Planning – Mississippi Power" and Note 2 to the financial statements under "Mississippi Power – Reserve Margin Plan" in Item 8 herein for additional information.
In conjunction with Southern Company's sale of Gulf Power, NextEra Energy held back $75 million of the purchase price pending Mississippi Power and Gulf Power negotiating a mutually acceptable revised operating agreement for Plant Daniel. In addition, Mississippi Power and Gulf Power committed to seek a restructuring of their 50% undivided ownership interests in Plant Daniel such that each of them would, after the restructuring, own 100% of a generating unit. On January 15, 2019, Gulf Power provided notice to Mississippi Power that Gulf Power will retire its share of the generating capacity of Plant Daniel on January 15, 2024. Mississippi Power has the option to purchase Gulf Power's ownership interest for $1 on January 15, 2024, provided that Mississippi Power exercises the option no later than 120 days prior to that date. Mississippi Power is assessing the potential operational and economic effects of Gulf Power's notice. The ultimate outcome of these matters remains subject to completion of Mississippi Power's evaluations and applicable regulatory approvals, including by the FERC and the Mississippi PSC, and cannot be determined at this time. See Note 15 to the financial statements under "Southern Company" in Item 8 herein for information regarding the sale of Gulf Power.
In 2019, the maximum demand on the traditional electric operating companies, Southern Power Company, and SEGCO was 34,209,000 KWs and occurred on August 13, 2019. The all-time maximum demand of 38,777,000 KWs on the traditional electric operating companies (including Gulf Power), Southern Power Company, and SEGCO occurred on August 22, 2007. These amounts exclude demand served by capacity retained by MEAG Power, OPC, and SEPA. The reserve margin for the traditional electric operating companies, Southern Power Company, and SEGCO in 2019 was 28.1%. See SELECTED FINANCIAL DATA in Item 6 herein for additional information.
Jointly-Owned Facilities
Alabama Power, Georgia Power, and Mississippi Power at December 31, 2019 had undivided interests in certain generating plants and other related facilities with non-affiliated parties. The percentages of ownership of the total plant or facility are as follows:

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
In addition, Georgia Power has commitments, in the form of capacity purchases, regarding a portion of a 5% interest in the original cost of Plant Vogtle Units 1 and 2 owned by MEAG Power that are in effect until the later of the retirement of the plant or the latest stated maturity date of MEAG Power's bonds issued to finance such ownership interest. The payments for capacity

    Table of Contents                                Index to Financial Statements

are required whether or not any capacity is available. Portions of the capacity payments made to MEAG Power for its Plant Vogtle Units 1 and 2 investment relate to costs in excess of Georgia Power's allowed investment for ratemaking purposes. The present value of these portions at the time of the disallowance was written off. Generally, the cost of such capacity is included in purchased power from non-affiliates in Georgia Power's statements of income in Item 8 herein. Also see Note 3 to the financial statements under "Commitments" in Item 8 herein for additional information.
Construction continues on Plant Vogtle Units 3 and 4, which are jointly owned by the Vogtle Owners (with each owner holding the same undivided ownership interest as shown in the table above with respect to Plant Vogtle Units 1 and 2). See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 herein.
Titles to Property
The traditional electric operating companies', Southern Power's, and SEGCO's interests in the principal plants and other important units of the respective companies are owned in fee by such companies, subject to the following major encumbrances: (1) liens pursuant to the assumption of debt obligations by Mississippi Power in connection with the acquisition of Plant Daniel Units 3 and 4, (2) a leasehold interest granted by Mississippi Power's largest retail customer, Chevron Products Company (Chevron), at the Chevron refinery, on which five combustion turbines of Mississippi Power are located, (3) liens pursuant to agreements with Chevron on Mississippi Power's co-generation assets located at the Chevron refinery, and (4) liens associated with Georgia Power's reimbursement obligations to the DOE under its loan guarantee, which are secured by a first priority lien on (a) Georgia Power's 45.7% undivided ownership interest in Plant Vogtle Units 3 and 4 and (b) Georgia Power's rights and obligations under the principal contracts relating to Plant Vogtle Units 3 and 4. See Note 5 to the financial statements under "Assets Subject to Lien" and Note 8 to the financial statements under "Secured Debt" and "Long-term Debt – DOE Loan Guarantee Borrowings" in Item 8 herein for additional information. The traditional electric operating companies own the fee interests in certain of their principal plants as tenants in common. See "Jointly-Owned Facilities" herein and Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information. Properties such as electric transmission and distribution lines, steam heating mains, and gas pipelines are constructed principally on rights-of-way, which are maintained under franchise or are held by easement only. A substantial portion of lands submerged by reservoirs is held under flood right easements. In addition, certain of the renewable generating facilities occupy or use real property that is not owned, primarily through various leases, easements, rights-of-way, permits, or licenses from private landowners or governmental entities.
Natural Gas
Southern Company Gas considers its properties to be adequately maintained, substantially in good operating condition, and suitable for their intended purpose. The following provides the location and general character of the materially important properties that are used by the segments of Southern Company Gas. Substantially all of Nicor Gas' properties are subject to the lien of the indenture securing its first mortgage bonds. See Note 8 to the financial statements in Item 8 herein for additional information.
Distribution and Transmission Mains
Southern Company Gas' distribution systems transport natural gas from its pipeline suppliers to customers in its service areas. These systems consist primarily of distribution and transmission mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators. At December 31, 2019, Southern Company Gas' gas distribution operations segment owned approximately 75,585 miles of underground distribution and transmission mains, which are located on easements or rights-of-way that generally provide for perpetual use.
Storage Assets
Gas Distribution Operations
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
Southern Company Gas also has four LNG plants located in Georgia and Tennessee with total LNG storage capacity of approximately 7.0 Bcf. In addition, Southern Company Gas owns two propane storage facilities in Virginia, each with storage capacity of approximately 0.3 Bcf. The LNG plants and propane storage facility are used by Southern Company Gas' gas distribution operations segment to supplement natural gas supply during peak usage periods.

    Table of Contents                                Index to Financial Statements

All Other
Southern Company Gas subsidiaries own three high-deliverability natural gas storage and hub facilities that are included in the all other segment. Jefferson Island Storage & Hub, LLC operates a storage facility in Louisiana consisting of two salt dome gas storage caverns. See Note 3 to the financial statements under "Other Matters – Southern Company Gas – Natural Gas Storage Facilities" in Item 8 herein for additional information on a related impairment charge recorded in 2019. Golden Triangle Storage, Inc. operates a storage facility in Texas consisting of two salt dome caverns. Central Valley Gas Storage, LLC operates a depleted field storage facility in California. In addition, Southern Company Gas has a LNG facility in Alabama that produces LNG for Pivotal LNG to support its business of selling LNG as a substitute fuel in various markets. See Notes 3, 7, and 15 to the financial statements under "Southern Company Gas – Gas Pipeline Projects," "Southern Company Gas – Equity Method Investments," and "Southern Company Gas – Proposed Sale of Pivotal LNG and Atlantic Coast Pipeline," respectively, in Item 8 herein for additional information.
Jointly-Owned Properties
Southern Company Gas' gas pipeline investments segment has a 50% undivided ownership interest in a 115-mile pipeline facility in northwest Georgia that was placed in service in 2017. Southern Company Gas also has an agreement to lease its 50% undivided ownership in the pipeline facility. See Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information.

    Table of Contents                                Index to Financial Statements

Item 3.	LEGAL PROCEEDINGS
See Note 3 to the financial statements in Item 8 herein for descriptions of legal and administrative proceedings discussed therein.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

    Table of Contents                                Index to Financial Statements

INFORMATION ABOUT OUR EXECUTIVE OFFICERS – SOUTHERN COMPANY
(Identification of executive officers of Southern Company is inserted in Part I in accordance with Regulation S-K, Item 401) The ages of the officers set forth below are as of December 31, 2019.
Thomas A. Fanning
Chairman, President, and Chief Executive Officer
Age 62
First elected in 2003. Chairman and Chief Executive Officer since December 2010 and President since August 2010.
Andrew W. Evans
Executive Vice President and Chief Financial Officer
Age 53
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
Age 63
First elected in 2001. Chief Executive Officer, President, and Director of Georgia Power since January 2011. Chairman of Georgia Power's Board of Directors since May 2014.
Stanley W. Connally, Jr.
Executive Vice President of SCS
Age 50
First elected in 2012. Executive Vice President for Operations of SCS since June 2018. Previously served as President, Chief Executive Officer, and Director of Gulf Power from July 2012 through December 2018 and Chairman of Gulf Power's Board of Directors from July 2015 through December 2018.
Mark A. Crosswhite
Chairman, President and Chief Executive Officer of Alabama Power
Age 57
First elected in 2011. President, Chief Executive Officer, and Director of Alabama Power since March 2014. Chairman of Alabama Power's Board of Directors since May 2014.
Kimberly S. Greene
Chairman, President, and Chief Executive Officer of Southern Company Gas
Age 53
First elected in 2013. Chairman, President, and Chief Executive Officer of Southern Company Gas since June 2018. Director of Southern Company Gas since July 2016. Previously served as Executive Vice President and Chief Operating Officer of Southern Company from March 2014 through June 2018.
James Y. Kerr II
Executive Vice President, Chief Legal Officer, and Chief Compliance Officer
Age 55
First elected in 2014. Executive Vice President, Chief Legal Officer (formerly known as General Counsel), and Chief Compliance Officer since March 2014.
Stephen E. Kuczynski
Chairman, President, and Chief Executive Officer of Southern Nuclear
Age 57
First elected in 2011. Chairman, President, and Chief Executive Officer of Southern Nuclear since July 2011.
Mark S. Lantrip
Executive Vice President
Age 65
First elected in 2014. Executive Vice President since February 2019. Chairman, President, and Chief Executive Officer of SCS since March 2014 and Chairman and Chief Executive Officer of Southern Power since March 2018. Previously served as President of Southern Power from March 2018 to May 2019.

    Table of Contents                                Index to Financial Statements

Anthony L. Wilson
Chairman, President, and Chief Executive Officer of Mississippi Power
Age 55
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
Age 61
First elected in 2008. Executive Vice President and President of External Affairs since January 2009.
The officers of Southern Company were elected at the first meeting of the directors following the last annual meeting of stockholders held on May 22, 2019, for a term of one year or until their successors are elected and have qualified.

    Table of Contents                                Index to Financial Statements

INFORMATION ABOUT OUR EXECUTIVE OFFICERS – ALABAMA POWER
(Identification of executive officers of Alabama Power is inserted in Part I in accordance with Regulation S-K, Item 401.) The ages of the officers set forth below are as of December 31, 2019.
Mark A. Crosswhite
Chairman, President, and Chief Executive Officer
Age 57
First elected in 2014. President, Chief Executive Officer, and Director since March 1, 2014. Chairman since May 2014.
Greg J. Barker
Executive Vice President
Age 56
First elected in 2016. Executive Vice President for Customer Services since February 2016. Previously served as Senior Vice President of Marketing and Economic Development from April 2012 to February 2016.
Philip C. Raymond
Executive Vice President, Chief Financial Officer, and Treasurer
Age 60
First elected in 2010. Executive Vice President, Chief Financial Officer, and Treasurer since August 2010.
Zeke W. Smith
Executive Vice President
Age 60
First elected in 2010. Executive Vice President of External Affairs since November 2010.
James P. Heilbron
Senior Vice President and Senior Production Officer
Age 48
First elected in 2013. Senior Vice President and Senior Production Officer of Alabama Power since March 2013 and Senior Vice President and Senior Production Officer – West of SCS and Senior Production Officer of Mississippi Power since October 2018.
R. Scott Moore
Senior Vice President
Age 52
First elected in 2017. Senior Vice President of Power Delivery since May 2017. Previously served as Vice President of Transmission from August 2012 to May 2017.
The officers of Alabama Power were elected at the meeting of the directors held on April 26, 2019 for a term of one year or until their successors are elected and have qualified.

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
(a)(2) Number of Southern Company's common stockholders of record at January 31, 2020: 110,780
Southern Company has paid dividends on its common stock since 1948. Dividends paid per share of common stock were $2.46 in 2019 and $2.38 in 2018. In January 2020, Southern Company declared a quarterly dividend of 62 cents per share. Dividends on Southern Company's common stock are payable at the discretion of Southern Company's Board of Directors and depend upon earnings, financial condition, and other factors. See Note 8 to the financial statements under "Dividend Restrictions" in Item 8 herein for additional information.
Each of the other Registrants have one common stockholder, Southern Company.
(a)(3) Securities authorized for issuance under equity compensation plans.
See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities
None.

    Table of Contents                                Index to Financial Statements

Item 6.	SELECTED FINANCIAL DATA

    Table of Contents                                Index to Financial Statements

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA 2015-2019
Southern Company and Subsidiary Companies 2019 Annual Report

	2019(d)	2018	2017	2016(e)	2015
Operating Revenues (in millions)	$21,419	$23,495	$23,031	$19,896	$17,489
Total Assets (in millions)	$118,700	$116,914	$111,005	$109,697	$78,318
Gross Property Additions (in millions)	$7,814	$8,205	$5,984	$7,624	$6,169
Return on Average Common Equity (percent)(a)	18.15	9.11	3.44	10.80	11.68
Cash Dividends Paid Per Share of Common Stock	$2.4600	$2.3800	$2.3000	$2.2225	$2.1525
Consolidated Net Income Attributable to Southern Company (in millions)(a)	$4,739	$2,226	$842	$2,448	$2,367
Earnings Per Share —
Basic	$4.53	$2.18	$0.84	$2.57	$2.60
Diluted	4.50	2.17	0.84	2.55	2.59
Capitalization (in millions):
Common stockholders' equity	$27,505	$24,723	$24,167	$24,758	$20,592
Preferred and preference stock of subsidiaries and noncontrolling interests(b)	4,254	4,316	1,361	1,854	1,390
Redeemable preferred stock of subsidiaries	291	291	324	118	118
Redeemable noncontrolling interests	—	—	—	164	43
Long-term debt(c)	41,798	40,736	44,462	42,629	24,688
Total (excluding amounts due within one year)(c)	$73,848	$70,066	$70,314	$69,523	$46,831
Capitalization Ratios (percent):
Common stockholders' equity	37.2	35.3	34.4	35.6	44.0
Preferred and preference stock of subsidiaries and noncontrolling interests(b)	5.8	6.2	1.9	2.7	3.0
Redeemable preferred stock of subsidiaries	0.4	0.4	0.5	0.2	0.3
Redeemable noncontrolling interests	—	—	—	0.2	0.1
Long-term debt(c)	56.6	58.1	63.2	61.3	52.6
Total (excluding amounts due within one year)(c)	100.0	100.0	100.0	100.0	100.0
Other Common Stock Data:
Book value per share	$26.11	$23.91	$23.99	$25.00	$22.59
Market price per share:
High	$64.26	$49.43	$53.51	$54.64	$53.16
Low	43.26	42.38	46.71	46.00	41.40
Close (year-end)	63.70	43.92	48.09	49.19	46.79
Market-to-book ratio (year-end) (percent)	243.9	183.7	200.5	196.8	207.2
Price-earnings ratio (year-end) (times)	14.1	20.1	57.3	19.1	18.0
Dividends paid (in millions)	$2,570	$2,425	$2,300	$2,104	$1,959
Dividend yield (year-end) (percent)	3.9	5.4	4.8	4.5	4.6
Dividend payout ratio (percent)	54.2	108.9	273.2	86.0	82.7
Shares outstanding (in thousands):
Average	1,046,023	1,020,247	1,000,336	951,332	910,024
Year-end	1,053,251	1,033,788	1,007,603	990,394	911,721
Stockholders of record (year-end)	111,252	116,135	120,803	126,338	131,771

(a)
Southern Company recorded a $2.6 billion pre-tax ($1.4 billion after tax) gain associated with the sale of Gulf Power in 2019. Georgia Power recorded a pre-tax estimated probable loss of $1.1 billion ($0.8 billion after tax) in the second quarter 2018 to reflect its revised estimate to complete construction and start-up of Plant Vogtle Units 3 and 4. In addition, pre-tax charges of $3.4 billion ($2.4 billion after tax) were recorded by Mississippi Power related to the suspension of the Kemper IGCC in 2017. Earnings in all periods presented were impacted by losses related to the Kemper IGCC. See Notes 2 and 15 to the financial statements in Item 8 herein for additional information.

(b)	See Note 15 to the financial statements under "Southern Power – Sales of Renewable Facility Interests" in Item 8 herein for additional information on 2018 changes in noncontrolling interests.

(c)
Amounts related to Gulf Power were reclassified to liabilities held for sale at December 31, 2018. See Note 15 to the financial statements under "Southern Company" in Item 8 herein for additional information.

(d)
The 2019 selected financial and operating data excludes Gulf Power, which was sold effective January 1, 2019. See Note 15 to the financial statements under "Southern Company" in Item 8 herein for additional information.

(e)	The 2016 selected financial and operating data includes the operations of Southern Company Gas from the date of the Merger, July 1, 2016, through December 31, 2016.

    Table of Contents                                Index to Financial Statements

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA 2015-2019 (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

	2019(a)	2018	2017	2016(b)	2015
Operating Revenues (in millions):
Residential	$6,012	$6,608	$6,515	$6,614	$6,383
Commercial	4,936	5,266	5,439	5,394	5,317
Industrial	3,021	3,224	3,262	3,171	3,172
Other	115	124	114	55	115
Total retail	14,084	15,222	15,330	15,234	14,987
Wholesale	2,152	2,516	2,426	1,926	1,798
Total revenues from sales of electricity	16,236	17,738	17,756	17,160	16,785
Natural gas revenues	3,792	3,854	3,791	1,596	—
Other revenues	1,391	1,903	1,484	1,140	704
Total	$21,419	$23,495	$23,031	$19,896	$17,489
Kilowatt-Hour Sales (in millions):
Residential	48,528	54,590	50,536	53,337	52,121
Commercial	49,101	53,451	52,340	53,733	53,525
Industrial	50,106	53,341	52,785	52,792	53,941
Other	726	799	846	883	897
Total retail	148,461	162,181	156,507	160,745	160,484
Wholesale sales	48,027	49,963	49,034	37,043	30,505
Total	196,488	212,144	205,541	197,788	190,989
Average Revenue Per Kilowatt-Hour (cents):
Residential	12.39	12.10	12.89	12.40	12.25
Commercial	10.05	9.85	10.39	10.04	9.93
Industrial	6.03	6.04	6.18	6.01	5.88
Total retail	9.49	9.39	9.80	9.48	9.34
Wholesale	4.48	5.04	4.95	5.20	5.89
Total sales	8.26	8.36	8.64	8.68	8.79
Average Annual Kilowatt-Hour
Use Per Residential Customer	12,135	12,514	11,618	12,387	13,318
Average Annual Revenue
Per Residential Customer	$1,503	$1,555	$1,498	$1,541	$1,630
Plant Nameplate Capacity
Ratings (year-end) (megawatts)	41,940	45,824	46,936	46,291	44,223
Maximum Peak-Hour Demand (megawatts):
Winter	30,022	36,429	31,956	32,272	36,794
Summer	34,209	34,841	34,874	35,781	36,195
System Reserve Margin (at peak) (percent)	28.1	29.8	30.8	34.2	33.2
Annual Load Factor (percent)	60.3	61.2	61.4	61.5	59.9
Plant Availability (percent):
Fossil-steam	83.8	81.4	84.5	86.4	86.1
Nuclear	92.5	94.0	94.7	93.3	93.5

(a)
The 2019 selected financial and operating data excludes Gulf Power, which was sold effective January 1, 2019. See Note 15 to the financial statements under "Southern Company" in Item 8 herein for additional information.

(b)	The 2016 selected financial and operating data includes the operations of Southern Company Gas from the date of the Merger, July 1, 2016, through December 31, 2016.

    Table of Contents                                Index to Financial Statements

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA 2015-2019 (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

	2019(a)	2018	2017	2016(b)	2015
Source of Energy Supply (percent):
Gas	47.0	43.0	42.6	41.9	42.8
Coal	20.3	25.7	26.5	30.2	32.2
Nuclear	14.7	13.8	14.5	14.6	15.3
Hydro	3.2	2.9	2.1	2.1	2.6
Other	5.9	5.4	5.3	2.3	0.8
Purchased power	8.9	9.2	9.0	8.9	6.3
Total	100.0	100.0	100.0	100.0	100.0
Gas Sales Volumes (mmBtu in millions):
Firm	737	791	729	296	—
Interruptible	106	109	109	53	—
Total	843	900	838	349	—
Traditional Electric Operating Company Customers (year-end) (in thousands):
Residential	3,688	4,053	4,011	3,970	3,928
Commercial	549	603	599	595	590
Industrial	17	17	18	17	17
Other	12	12	12	11	11
Total electric customers	4,266	4,685	4,640	4,593	4,546
Gas distribution operations customers	4,277	4,248	4,623	4,586	—
Total utility customers	8,543	8,933	9,263	9,179	4,546
Employees (year-end)	27,943	30,286	31,344	32,015	26,703

(a)
The 2019 selected financial and operating data excludes Gulf Power, which was sold effective January 1, 2019. See Note 15 to the financial statements under "Southern Company" in Item 8 herein for additional information.

(b)	The 2016 selected financial and operating data includes the operations of Southern Company Gas from the date of the Merger, July 1, 2016, through December 31, 2016.

    Table of Contents                                Index to Financial Statements

SELECTED FINANCIAL AND OPERATING DATA 2015-2019
Alabama Power Company 2019 Annual Report

	2019	2018	2017	2016	2015
Operating Revenues (in millions)	$6,125	$6,032	$6,039	$5,889	$5,768
Net Income After Dividends on Preferred and Preference Stock (in millions)	$1,070	$930	$848	$822	$785
Cash Dividends on Common Stock (in millions)	$844	$801	$714	$765	$571
Return on Average Common Equity (percent)	13.03	13.00	12.89	13.34	13.37
Total Assets (in millions)	$29,152	$26,730	$23,864	$22,516	$21,721
Gross Property Additions (in millions)	$1,862	$2,273	$1,949	$1,338	$1,492
Capitalization (in millions):
Common stockholder's equity	$8,955	$7,477	$6,829	$6,323	$5,992
Preference stock	—	—	—	196	196
Redeemable preferred stock	291	291	291	85	85
Long-term debt	8,270	7,923	7,628	6,535	6,654
Total (excluding amounts due within one year)	$17,516	$15,691	$14,748	$13,139	$12,927
Capitalization Ratios (percent):
Common stockholder's equity	51.1	47.7	46.3	48.1	46.4
Preference stock	—	—	—	1.5	1.5
Redeemable preferred stock	1.7	1.9	2.0	0.7	0.7
Long-term debt	47.2	50.4	51.7	49.7	51.4
Total (excluding amounts due within one year)	100.0	100.0	100.0	100.0	100.0
Customers (year-end):
Residential	1,280,955	1,273,526	1,268,271	1,262,752	1,253,875
Commercial	200,349	200,032	199,840	199,146	197,920
Industrial	6,173	6,158	6,171	6,090	6,056
Other	758	760	766	762	757
Total	1,488,235	1,480,476	1,475,048	1,468,750	1,458,608
Employees (year-end)	6,324	6,650	6,613	6,805	6,986

    Table of Contents                                Index to Financial Statements

SELECTED FINANCIAL AND OPERATING DATA 2015-2019 (continued)
Alabama Power Company 2019 Annual Report

	2019	2018	2017	2016	2015
Operating Revenues (in millions):
Residential	$2,449	$2,335	$2,302	$2,322	$2,207
Commercial	1,635	1,578	1,649	1,627	1,564
Industrial	1,393	1,428	1,477	1,416	1,436
Other	24	26	30	(43)	27
Total retail	5,501	5,367	5,458	5,322	5,234
Wholesale — non-affiliates	258	279	276	283	241
Wholesale — affiliates	81	119	97	69	84
Total revenues from sales of electricity	5,840	5,765	5,831	5,674	5,559
Other revenues	285	267	208	215	209
Total	$6,125	$6,032	$6,039	$5,889	$5,768
Kilowatt-Hour Sales (in millions):
Residential	18,264	18,626	17,219	18,343	18,082
Commercial	13,567	13,868	13,606	14,091	14,102
Industrial	22,148	23,006	22,687	22,310	23,380
Other	173	187	198	208	201
Total retail	54,152	55,687	53,710	54,952	55,765
Wholesale — non-affiliates	5,057	5,018	5,415	5,744	3,567
Wholesale — affiliates	3,530	4,565	4,166	3,177	4,515
Total	62,739	65,270	63,291	63,873	63,847
Average Revenue Per Kilowatt-Hour (cents):
Residential	13.41	12.54	13.37	12.66	12.21
Commercial	12.05	11.38	12.12	11.55	11.09
Industrial	6.29	6.21	6.51	6.35	6.14
Total retail	10.16	9.64	10.16	9.68	9.39
Wholesale	3.95	4.15	3.89	3.95	4.02
Total sales	9.31	8.83	9.21	8.88	8.71
Residential Average Annual Kilowatt-Hour Use Per Customer	14,290	14,660	13,601	14,568	14,454
Residential Average Annual Revenue Per Customer	$1,916	$1,878	$1,819	$1,844	$1,764
Plant Nameplate Capacity Ratings (year-end) (megawatts)	10,793	11,815	11,797	11,797	11,797
Maximum Peak-Hour Demand (megawatts):
Winter	10,104	11,744	10,513	10,282	12,162
Summer	11,211	10,652	10,711	10,932	11,292
Annual Load Factor (percent)	60.8	60.1	63.5	63.5	58.4
Plant Availability (percent):
Fossil-steam	85.9	81.6	82.8	83.0	81.5
Nuclear	91.0	91.6	97.6	88.0	92.1
Source of Energy Supply (percent):
Coal	38.7	43.8	44.8	47.1	49.1
Nuclear	21.3	20.5	22.2	20.3	21.3
Gas	18.5	17.2	18.1	17.1	14.6
Hydro	7.3	6.7	5.4	4.8	5.6
Purchased power —
From non-affiliates	6.0	5.4	4.6	4.8	4.4
From affiliates	8.2	6.4	4.9	5.9	5.0
Total	100.0	100.0	100.0	100.0	100.0

    Table of Contents                                Index to Financial Statements

SELECTED FINANCIAL AND OPERATING DATA 2015-2019
Georgia Power Company 2019 Annual Report

	2019	2018	2017	2016	2015
Operating Revenues (in millions)	$8,408	$8,420	$8,310	$8,383	$8,326
Net Income After Dividends on Preferred and Preference Stock (in millions)(*)	$1,720	$793	$1,414	$1,330	$1,260
Cash Dividends on Common Stock (in millions)	$1,576	$1,396	$1,281	$1,305	$1,034
Return on Average Common Equity (percent)(*)	11.71	6.04	12.15	12.05	11.92
Total Assets (in millions)	$44,541	$40,365	$36,779	$34,835	$32,865
Gross Property Additions (in millions)	$3,659	$3,176	$1,080	$2,314	$2,332
Capitalization (in millions):
Common stockholder's equity	$15,065	$14,323	$11,931	$11,356	$10,719
Preferred and preference stock	—	—	—	266	266
Long-term debt	10,791	9,364	11,073	10,225	9,616
Total (excluding amounts due within one year)	$25,856	$23,687	$23,004	$21,847	$20,601
Capitalization Ratios (percent):
Common stockholder's equity	58.3	60.5	51.9	52.0	52.0
Preferred and preference stock	—	—	—	1.2	1.3
Long-term debt	41.7	39.5	48.1	46.8	46.7
Total (excluding amounts due within one year)	100.0	100.0	100.0	100.0	100.0
Customers (year-end):
Residential	2,253,188	2,220,240	2,185,782	2,155,945	2,127,658
Commercial	315,328	312,474	308,939	305,488	302,891
Industrial	10,622	10,571	10,644	10,537	10,429
Other	9,819	9,838	9,766	9,585	9,261
Total	2,588,957	2,553,123	2,515,131	2,481,555	2,450,239
Employees (year-end)	6,938	6,967	6,986	7,527	7,989

(*)
Georgia Power recorded a pre-tax estimated probable loss of $1.1 billion ($0.8 billion after tax) in the second quarter 2018 to reflect its revised estimate to complete construction and start-up of Plant Vogtle Units 3 and 4.

    Table of Contents                                Index to Financial Statements

SELECTED FINANCIAL AND OPERATING DATA 2015-2019 (continued)
Georgia Power Company 2019 Annual Report

	2019	2018	2017	2016	2015
Operating Revenues (in millions):
Residential	$3,287	$3,301	$3,236	$3,318	$3,240
Commercial	3,014	3,023	3,092	3,077	3,094
Industrial	1,326	1,344	1,321	1,291	1,305
Other	80	84	89	86	88
Total retail	7,707	7,752	7,738	7,772	7,727
Wholesale — non-affiliates	129	163	163	175	215
Wholesale — affiliates	11	24	26	42	20
Total revenues from sales of electricity	7,847	7,939	7,927	7,989	7,962
Other revenues	561	481	383	394	364
Total	$8,408	$8,420	$8,310	$8,383	$8,326
Kilowatt-Hour Sales (in millions):
Residential	28,201	28,331	26,144	27,585	26,649
Commercial	32,818	32,958	32,155	32,932	32,719
Industrial	23,163	23,655	23,518	23,746	23,805
Other	518	549	584	610	632
Total retail	84,700	85,493	82,401	84,873	83,805
Wholesale — non-affiliates	2,646	3,140	3,277	3,415	3,501
Wholesale — affiliates	335	526	800	1,398	552
Total	87,681	89,159	86,478	89,686	87,858
Average Revenue Per Kilowatt-Hour (cents):
Residential	11.66	11.65	12.38	12.03	12.16
Commercial	9.18	9.17	9.62	9.34	9.46
Industrial	5.72	5.68	5.62	5.44	5.48
Total retail	9.10	9.07	9.39	9.16	9.22
Wholesale	4.70	5.10	4.64	4.51	5.80
Total sales	8.95	8.90	9.17	8.91	9.06
Residential Average Annual Kilowatt-Hour Use Per Customer	12,600	12,849	12,028	12,864	12,582
Residential Average Annual Revenue Per Customer	$1,469	$1,555	$1,489	$1,557	$1,529
Plant Nameplate Capacity Ratings (year-end) (megawatts)	14,363	15,308	15,274	15,274	15,455
Maximum Peak-Hour Demand (megawatts):
Winter	14,394	15,372	13,894	14,527	15,735
Summer	16,572	15,748	16,002	16,244	16,104
Annual Load Factor (percent)	60.8	64.5	61.1	61.9	61.9
Plant Availability (percent):
Fossil-steam	81.0	81.5	85.0	87.4	85.6
Nuclear	93.1	95.0	93.5	95.6	94.1
Source of Energy Supply (percent):
Gas	32.3	29.1	28.6	28.2	28.3
Nuclear	17.4	17.6	17.8	17.6	17.6
Coal	16.4	21.1	22.4	26.4	24.5
Hydro	1.8	1.9	1.0	1.1	1.6
Other	0.3	0.3	0.3	—	—
Purchased power —
From non-affiliates	11.3	7.3	7.8	6.7	5.0
From affiliates	20.5	22.7	22.1	20.0	23.0
Total	100.0	100.0	100.0	100.0	100.0

    Table of Contents                                Index to Financial Statements

SELECTED FINANCIAL AND OPERATING DATA 2015-2019
Mississippi Power Company 2019 Annual Report

	2019	2018	2017	2016	2015
Operating Revenues (in millions)	$1,264	$1,265	$1,187	$1,163	$1,138
Net Income (Loss) After Dividends on Preferred Stock (in millions)(a)(b)	$139	$235	$(2,590)	$(50)	$(8)
Return on Average Common Equity (percent)(a)(b)	8.54	15.83	(120.43)	(1.87)	(0.34)
Total Assets (in millions)	$5,035	$4,886	$4,866	$8,235	$7,840
Gross Property Additions (in millions)	$197	$206	$536	$946	$972
Capitalization (in millions):
Common stockholder's equity	$1,652	$1,609	$1,358	$2,943	$2,359
Redeemable preferred stock	—	—	33	33	33
Long-term debt	1,308	1,539	1,097	2,424	1,886
Total (excluding amounts due within one year)	$2,960	$3,148	$2,488	$5,400	$4,278
Capitalization Ratios (percent):
Common stockholder's equity	55.8	51.1	54.6	54.5	55.1
Redeemable preferred stock	—	—	1.3	0.6	0.8
Long-term debt	44.2	48.9	44.1	44.9	44.1
Total (excluding amounts due within one year)	100.0	100.0	100.0	100.0	100.0
Customers (year-end):
Residential	154,205	153,423	153,115	153,172	153,158
Commercial	33,552	33,968	33,992	33,783	33,663
Industrial	444	445	452	451	467
Other	189	188	173	175	175
Total	188,390	188,024	187,732	187,581	187,463
Employees (year-end)	1,030	1,053	1,242	1,484	1,478

(a)	As a result of the Tax Reform Legislation, Mississippi Power recorded an income tax expense (benefit) of $(35) million and $372 million in 2018 and 2017, respectively.

(b)
Pre-tax charges of $3.4 billion ($2.4 billion after tax) were recorded by Mississippi Power related to the suspension of the Kemper IGCC in 2017. Earnings in all periods presented were impacted by losses related to the Kemper IGCC.

    Table of Contents                                Index to Financial Statements

SELECTED FINANCIAL AND OPERATING DATA 2015-2019 (continued)
Mississippi Power Company 2019 Annual Report

	2019	2018	2017	2016	2015
Operating Revenues (in millions):
Residential	$276	$273	$257	$260	$238
Commercial	287	286	285	279	256
Industrial	302	321	321	313	287
Other	12	9	(9)	7	(5)
Total retail	877	889	854	859	776
Wholesale — non-affiliates	237	263	259	261	270
Wholesale — affiliates	132	91	56	26	76
Total revenues from sales of electricity	1,246	1,243	1,169	1,146	1,122
Other revenues	18	22	18	17	16
Total	$1,264	$1,265	$1,187	$1,163	$1,138
Kilowatt-Hour Sales (in millions):
Residential	2,062	2,113	1,944	2,051	2,025
Commercial	2,715	2,797	2,764	2,842	2,806
Industrial	4,795	4,924	4,841	4,906	4,958
Other	36	37	39	39	40
Total retail	9,608	9,871	9,588	9,838	9,829
Wholesale — non-affiliates	3,967	3,980	3,672	3,920	3,852
Wholesale — affiliates	4,758	2,584	2,024	1,108	2,807
Total	18,333	16,435	15,284	14,866	16,488
Average Revenue Per Kilowatt-Hour (cents):
Residential	13.39	12.92	13.22	12.68	11.75
Commercial	10.57	10.23	10.31	9.82	9.12
Industrial	6.30	6.52	6.63	6.38	5.79
Total retail	9.13	9.01	8.91	8.73	7.90
Wholesale	4.23	5.39	5.53	5.71	5.20
Total sales	6.80	7.56	7.65	7.71	6.80
Residential Average Annual Kilowatt-Hour Use Per Customer	13,391	13,768	12,692	13,383	13,242
Residential Average Annual Revenue Per Customer	$1,795	$1,780	$1,680	$1,697	$1,556
Plant Nameplate Capacity Ratings (year-end) (megawatts)	3,516	3,516	3,628	3,481	3,561
Maximum Peak-Hour Demand (megawatts):
Winter	2,129	2,763	2,390	2,195	2,548
Summer	2,310	2,346	2,322	2,384	2,403
Annual Load Factor (percent)	64.6	55.8	63.1	64.0	60.6
Plant Availability Fossil-Steam (percent)	89.1	82.4	89.1	91.4	90.6
Source of Energy Supply (percent):
Gas	91.7	87.4	90.4	86.4	82.3
Coal	5.5	6.9	7.6	8.1	16.6
Purchased power —
From non-affiliates	2.1	3.3	(2.1)	(2.0)	(0.4)
From affiliates	0.7	2.4	4.1	7.5	1.5
Total	100.0	100.0	100.0	100.0	100.0

    Table of Contents                                Index to Financial Statements

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA 2015-2019
Southern Power Company and Subsidiary Companies 2019 Annual Report

	2019	2018	2017	2016	2015
Operating Revenues (in millions):
Wholesale — non-affiliates	$1,528	$1,757	$1,671	$1,146	$964
Wholesale — affiliates	398	435	392	419	417
Total revenues from sales of electricity	1,926	2,192	2,063	1,565	1,381
Other revenues	12	13	12	12	9
Total	$1,938	$2,205	$2,075	$1,577	$1,390
Net Income Attributable to Southern Power (in millions)(a)	$339	$187	$1,071	$338	$215
Cash Dividends on Common Stock (in millions)	$206	$312	$317	$272	$131
Return on Average Common Equity (percent)(a)	12.69	4.62	22.39	9.79	10.16
Total Assets (in millions)	$14,300	$14,883	$15,206	$15,169	$8,905
Property, Plant, and Equipment — In Service (in millions)	$13,270	$13,271	$13,755	$12,728	$7,275
Capitalization (in millions):
Common stockholders' equity(b)	$2,368	$2,968	$5,138	$4,430	$2,483
Noncontrolling interests(b)	4,254	4,316	1,360	1,245	781
Redeemable noncontrolling interests	—	—	—	164	43
Long-term debt	3,574	4,418	5,071	5,068	2,719
Total (excluding amounts due within one year)	$10,196	$11,702	$11,569	$10,907	$6,026
Capitalization Ratios (percent):
Common stockholders' equity(b)	23.2	25.4	44.4	40.6	41.2
Noncontrolling interests(b)	41.7	36.9	11.8	11.4	13.0
Redeemable noncontrolling interests	—	—	—	1.5	0.7
Long-term debt	35.1	37.7	43.8	46.5	45.1
Total (excluding amounts due within one year)	100.0	100.0	100.0	100.0	100.0
Kilowatt-Hour Sales (in millions):
Wholesale — non-affiliates	36,358	37,164	35,920	23,213	18,544
Wholesale — affiliates	12,928	12,603	12,811	15,950	16,567
Total	49,286	49,767	48,731	39,163	35,111
Plant Nameplate Capacity Ratings (year-end) (megawatts)	12,247	11,888	12,940	12,442	9,808
Maximum Peak-Hour Demand (megawatts):
Winter	3,436	2,867	3,421	3,469	3,923
Summer	4,460	4,210	4,224	4,303	4,249
Annual Load Factor (percent)	49.8	52.2	49.1	50.0	49.0
Plant Availability (percent)	98.8	99.9	99.9	91.6	93.1
Source of Energy Supply (percent):
Natural gas	69.5	68.1	67.7	79.4	89.5
Solar, Wind, and Biomass	23.7	23.6	22.8	12.1	4.3
Purchased power —
From non-affiliates	6.1	6.6	7.8	6.8	4.7
From affiliates	0.7	1.7	1.7	1.7	1.5
Total	100.0	100.0	100.0	100.0	100.0
Employees (year-end)(c)	460	491	541	—	—

(a)	As a result of the Tax Reform Legislation, Southern Power recorded an income tax expense (benefit) of $79 million and $(743) million in 2018 and 2017, respectively.

(b)	See Note 15 to the financial statements under "Southern Power – Sales of Renewable Facility Interests" in Item 8 herein for additional information on 2018 changes in noncontrolling interests.

(c)	Prior to December 2017, Southern Power had no employees but was billed for employee-related costs from SCS.

    Table of Contents                                Index to Financial Statements

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA 2015-2019
Southern Company Gas and Subsidiary Companies 2019 Annual Report

	Successor(a)				Predecessor(a)
	2019	2018(b)	2017	July 1, 2016 through December 31, 2016	January 1, 2016 through June 30, 2016	2015
Operating Revenues (in millions)	$3,792	$3,909	$3,920	$1,652	$1,905	$3,941
Net Income Attributable to Southern Company Gas (in millions)(c)	$585	$372	$243	$114	$131	$353
Cash Dividends on Common Stock (in millions)	$471	$468	$443	$126	$128	$244
Return on Average Common Equity (percent)(c)	6.47	4.23	2.68	1.74	3.31	9.05
Total Assets (in millions)	$21,687	$21,448	$22,987	$21,853	$14,488	$14,754
Gross Property Additions (in millions)	$1,418	$1,399	$1,525	$632	$548	$1,027
Capitalization (in millions):
Common stockholders' equity	$9,506	$8,570	$9,022	$9,109	$3,933	$3,975
Long-term debt	5,845	5,583	5,891	5,259	3,709	3,275
Total (excluding amounts due within one year)	$15,351	$14,153	$14,913	$14,368	$7,642	$7,250
Capitalization Ratios (percent):
Common stockholders' equity	61.9	60.6	60.5	63.4	51.5	54.8
Long-term debt	38.1	39.4	39.5	36.6	48.5	45.2
Total (excluding amounts due within one year)	100.0	100.0	100.0	100.0	100.0	100.0
Service Contracts (period-end)	—	—	1,184,257	1,198,263	1,197,096	1,205,476
Customers (period-end)
Gas distribution operations	4,277,219	4,247,804	4,623,249	4,586,477	4,544,489	4,557,729
Gas marketing services	630,682	697,384	773,984	655,999	630,475	654,475
Total	4,907,901	4,945,188	5,397,233	5,242,476	5,174,964	5,212,204
Employees (period-end)	4,446	4,389	5,318	5,292	5,284	5,203

(a)
As a result of the Merger, pushdown accounting was applied to create a new cost basis for Southern Company Gas' assets, liabilities, and equity as of the acquisition date. Accordingly, the successor financial statements reflect the new basis of accounting, and successor and predecessor period financial results are presented but are not comparable.

(b)	During 2018, Southern Company Gas completed the Southern Company Gas Dispositions. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 herein for additional information.

(c)	As a result of the Tax Reform Legislation, Southern Company Gas recorded income tax expense of $93 million in 2017.

    Table of Contents                                Index to Financial Statements

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA 2015-2019 (continued)
Southern Company Gas and Subsidiary Companies 2019 Annual Report

	Successor(a)				Predecessor(a)
	2019	2018(b)	2017	July 1, 2016 through December 31, 2016	January 1, 2016 through June 30, 2016	2015
Operating Revenues (in millions)
Residential	$1,737	$1,886	$2,100	$899	$1,101	$2,129
Commercial	485	546	641	260	310	617
Transportation	907	944	811	269	290	526
Industrial	121	140	159	74	72	203
Other	542	393	209	150	132	466
Total	$3,792	$3,909	$3,920	$1,652	$1,905	$3,941
Heating Degree Days:
Illinois	6,136	6,101	5,246	1,903	3,340	5,433
Georgia	2,157	2,588	1,970	727	1,448	2,204
Gas Sales Volumes (mmBtu in millions):
Gas distribution operations
Firm	677	721	667	274	396	695
Interruptible	92	95	95	47	49	99
Total	769	816	762	321	445	794
Gas marketing services
Firm:
Georgia	33	37	32	13	21	35
Illinois	12	13	12	4	8	13
Other	15	20	18	5	7	11
Interruptible large commercial and industrial	14	14	14	6	8	14
Total	74	84	76	28	44	73
Market share in Georgia (percent)	28.9	29.0	29.2	29.4	29.3	29.7
Wholesale gas services
Daily physical sales (mmBtu in millions/day)	6.4	6.7	6.4	7.2	7.6	6.8

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
This section generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Annual Report on Form 10-K can be found in Item 7 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 19, 2019. The following Management's Discussion and Analysis of Financial Condition and Results of Operations is a combined presentation; however, information contained herein relating to any individual Registrant is filed by such Registrant on its own behalf and each Registrant makes no representation as to information related to the other Registrants.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 herein and Note 1 to the financial statements under "Financial Instruments" in Item 8 herein. Also see Notes 13 and 14 to the financial statements in Item 8 herein.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Southern Company and Subsidiary Companies 2019 Annual Report

OVERVIEW
Business Activities
Southern Company is a holding company that owns all of the common stock of three traditional electric operating companies, as well as the parent entities of Southern Power and Southern Company Gas, and owns other direct and indirect subsidiaries. The primary businesses of the Southern Company system are electricity sales by the traditional electric operating companies and Southern Power and the distribution of natural gas by Southern Company Gas. Southern Company's reportable segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas.

•
The traditional electric operating companies – Alabama Power, Georgia Power, and Mississippi Power – are vertically integrated utilities providing electric service to retail customers in three Southeastern states in addition to wholesale customers in the Southeast.

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

•
Southern Company Gas is an energy services holding company whose primary business is the distribution of natural gas. Southern Company Gas owns natural gas distribution utilities in four states – Illinois, Georgia, Virginia, and Tennessee – and is also involved in several other complementary businesses. Southern Company Gas manages its business through four reportable segments – gas distribution operations, gas pipeline investments, wholesale gas services, which includes Sequent, a natural gas asset optimization company, and gas marketing services, which includes SouthStar, a provider of energy-related products and services to natural gas markets – and one non-reportable segment, all other. See Notes 7 and 16 to the financial statements for additional information.

Many factors affect the opportunities, challenges, and risks of the Southern Company system's electric service and natural gas businesses. These factors include the ability to maintain constructive regulatory environments, to maintain and grow sales and customers, and to effectively manage and secure timely recovery of prudently-incurred costs. These costs include those related to projected long-term demand growth; stringent environmental standards, including CCR rules; safety; system reliability and resilience; fuel; natural gas; restoration following major storms; and capital expenditures, including constructing new electric generating plants and expanding and improving the electric transmission and electric and natural gas distribution systems.
The traditional electric operating companies and natural gas distribution utilities have various regulatory mechanisms that address cost recovery. Effectively operating pursuant to these regulatory mechanisms and appropriately balancing required costs and capital expenditures with customer prices will continue to challenge the Southern Company system for the foreseeable future. See Note 2 to the financial statements for additional information.
Southern Power's future earnings will depend upon the parameters of the wholesale market and the efficient operation of its wholesale generating assets, as well as Southern Power's ability to execute its growth strategy and to develop and construct generating facilities. In addition, Southern Power's future earnings will depend upon the availability of federal and state ITCs and PTCs on its renewable energy projects, which could be impacted by future tax legislation. See FUTURE EARNINGS POTENTIAL – "Acquisitions and Dispositions," "Construction Programs," and "Income Tax Matters" herein and Notes 10 and 15 to the financial statements for additional information.
Southern Company's other business activities include providing energy solutions to electric utilities and their customers in the areas of distributed generation, energy storage and renewables, and energy efficiency. Other business activities also include investments in telecommunications, leveraged lease projects, and gas storage facilities. Management continues to evaluate the contribution of each of these activities to total shareholder return and may pursue acquisitions, dispositions, and other strategic ventures or investments accordingly.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Recent Developments
Southern Company
On January 1, 2019, Southern Company completed the sale of Gulf Power to NextEra Energy for an aggregate cash purchase price of approximately $5.8 billion (less $1.3 billion of indebtedness assumed), including the final working capital adjustments. The gain associated with the sale of Gulf Power totaled $2.6 billion pre-tax ($1.4 billion after tax).
Alabama Power
On September 6, 2019, Alabama Power filed a petition for a CCN with the Alabama PSC for authorization to procure additional generating capacity through the turnkey construction of a new combined cycle facility and long-term contracts for the purchase of power from others, as well as the acquisition of an existing combined cycle facility for a total capital investment of approximately $1.1 billion. The related costs would be recovered through existing rate mechanisms. In addition, Alabama Power will pursue approximately 200 MWs of certain demand side management and distributed energy resource programs. See FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Alabama Power" herein for additional information.
Georgia Power
Rate Case
On December 17, 2019, the Georgia PSC voted to approve the 2019 ARP, including estimated rate increases totaling $342 million, $181 million, and $386 million effective January 1, 2020, January 1, 2021, and January 1, 2022, respectively. See FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Georgia Power – Rate Plans – 2019 ARP" herein for additional information.
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
In the second quarter 2018, Georgia Power revised its total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4 to $8.4 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds), with respect to Georgia Power's ownership interest. As of December 31, 2019, approximately $140 million of the $366 million construction contingency estimate established in the second quarter 2018 was allocated to the base capital cost forecast.
As a result of the increase in the total project capital cost forecast and Georgia Power's decision not to seek rate recovery of the increase in the base capital costs, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 were required to vote to continue construction. In September 2018, the Vogtle Owners unanimously voted to continue construction of Plant Vogtle Units 3 and 4. Following the vote to continue construction, Georgia Power entered into agreements to take certain actions which partially mitigate potential financial exposure for the other Vogtle Owners and to provide funding with respect to a MEAG Power wholly-owned subsidiary's ownership interest in Plant Vogtle Units 3 and 4 under certain circumstances.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of commodity installation, system turnovers, and workforce statistics. In February 2020, Southern Nuclear updated its cost and schedule forecast, which did not change the projected overall capital cost forecast and confirmed the expected in-service dates of November 2021 for Unit 3 and November 2022 for Unit 4.
In March 2019, Georgia Power entered into the Amended and Restated Loan Guarantee Agreement with the DOE, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4, up to approximately $5.130 billion. At December 31, 2019, Georgia Power had a total of $3.8 billion of borrowings outstanding under the related multi-advance credit facilities.
The ultimate outcome of these matters cannot be determined at this time.
See FUTURE EARNINGS POTENTIAL – "Construction Programs – Nuclear Construction" herein and Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Mississippi Power
In 2019, Mississippi Power recorded pre-tax and after-tax charges to income of $24 million related to the Kemper County energy facility, which was suspended in 2017, primarily associated with the expected close out of a DOE contract related to the Kemper County energy facility, as well as other abandonment and related closure costs and ongoing period costs, net of salvage proceeds, for the mine and gasifier-related assets. The after-tax amount for 2019 includes an adjustment related to the tax abandonment of the Kemper IGCC following the filing of the 2018 tax return. In December 2019, Mississippi Power transferred ownership of the CO2 pipeline to an unrelated gas pipeline company, with no resulting impact on income. Mine reclamation activities are expected to be substantially completed in 2020 and dismantlement of the abandoned gasifier-related assets and site restoration activities are expected to be completed in 2024. The additional pre-tax period costs associated with dismantlement and site restoration activities, including related costs for compliance and safety, ARO accretion, and property taxes, are estimated to total $17 million in 2020, $15 million to $16 million annually in 2021 through 2023, and $5 million in 2024. See Note 2 to the financial statements under "Mississippi Power – Kemper County Energy Facility" and Note 3 to the financial statements for additional information, including remaining contingencies related to the Kemper IGCC.
On November 26, 2019, Mississippi Power filed a base rate case (Mississippi Power 2019 Base Rate Case) with the Mississippi PSC. The filing includes a requested annual decrease in Mississippi Power's retail rates of $5.8 million, or 0.6%, which is driven primarily by changes in the amortization rates of certain regulatory assets and liabilities and cost reductions, partially offset by an increase in Mississippi Power's requested return on investment and depreciation associated with the filing of an updated depreciation study. The revenue requirements included in the filing are based on a 53% average equity ratio and a 7.728% return on investment. On December 10, 2019, the Mississippi PSC suspended the base rate case filing through no later than March 25, 2020. If no further action is taken by the Mississippi PSC, the proposed rates may be effective beginning on March 26, 2020. The ultimate outcome of this matter cannot be determined at this time. See Note 2 to the financial statements under "Mississippi Power – 2019 Base Rate Case" for additional information.
Southern Power
During 2019, Southern Power completed construction and achieved commercial operation of the 100-MW Wildhorse Mountain wind facility, acquired and continued construction of the 136-MW Skookumchuck wind facility, and continued construction of the 200-MW Reading wind facility. In addition, Southern Power acquired a majority interest in DSGP, an affiliate of Bloom Energy, that owns and operates fuel cell generation facilities, for a total purchase price of approximately $167 million.
On June 13, 2019, Southern Power completed the sale of its equity interests in Plant Nacogdoches, a 115-MW biomass facility located in Nacogdoches County, Texas, to Austin Energy, for a purchase price of approximately $461 million, including working capital adjustments.
On January 17, 2020, Southern Power completed the sale of its equity interests in Plant Mankato (including the 385-MW expansion unit completed in May 2019) to a subsidiary of Xcel for a purchase price of approximately $663 million, including estimated working capital adjustments.
Southern Power calculates an investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective generation facilities' net book value (or expected in-service value for facilities under construction) as the investment amount. With the inclusion of investments associated with the wind facilities currently under construction, as well as other capacity and energy contracts, and excluding Plant Mankato, which was sold on January 17, 2020, Southern Power's average investment coverage ratio at December 31, 2019 was 93% through 2024 and 90% through 2029, with an average remaining contract duration of approximately 14 years.
See FUTURE EARNINGS POTENTIAL – "Acquisitions and Dispositions – Southern Power" and Construction Programs – Southern Power" herein for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Southern Company Gas
During 2019, the natural gas distribution utilities have been involved in the following regulatory proceedings:

•
On September 25, 2019, the Virginia Commission approved Virginia Natural Gas' Steps to Advance Virginia's Energy (SAVE) program request to amend and extend the program through 2024 with estimated capital spend totaling approximately $365 million.

•
On October 2, 2019, the Illinois Commission approved a $168 million annual base rate increase for Nicor Gas, including $65 million related to the recovery of investments under the Investing in Illinois program, which became effective October 8, 2019.

•	On December 19, 2019, the Georgia PSC approved a $65 million annual base rate increase for Atlanta Gas Light, effective January 1, 2020.
See FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Southern Company Gas – Rate Proceedings" herein and Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" for additional information.
Also during 2019, Southern Company Gas recorded a pre-tax impairment charge of $91 million ($69 million after tax) related to a natural gas storage facility in Louisiana. See Note 3 to the financial statements under "Other Matters – Southern Company Gas" for additional information.
On February 7, 2020, Southern Company Gas entered into agreements with Dominion Modular LNG Holdings, Inc. and Dominion Atlantic Coast Pipeline, LLC for the sale of its interests in Pivotal LNG and Atlantic Coast Pipeline, respectively, for an aggregate purchase price of $165 million, including estimated working capital and timing adjustments. Southern Company Gas may also receive two payments of $5 million each, contingent upon certain milestones related to Pivotal LNG being met by Dominion Modular LNG Holdings, Inc. after the completion of the sale. Based on the terms of these pending transactions, Southern Company Gas recorded an asset impairment charge, exclusive of the contingent payments, for Pivotal LNG of approximately $24 million ($17 million after tax) as of December 31, 2019. The completion of each transaction is subject to the satisfaction or waiver of certain conditions, including, among other customary closing conditions, the completion of the other transaction and, for the sale of the interest in Atlantic Coast Pipeline, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transactions are expected to be completed in the first half of 2020; however, the ultimate outcome cannot be determined at this time. The assets and liabilities of Pivotal LNG and the interest in Atlantic Coast Pipeline are classified as held for sale as of December 31, 2019. See Notes 3, 7, and 15 to the financial statements under "Southern Company Gas – Gas Pipeline Projects," "Southern Company Gas – Equity Method Investments," and "Southern Company Gas – Proposed Sale of Pivotal LNG and Atlantic Coast Pipeline," respectively, for additional information.
See FUTURE EARNINGS POTENTIAL – "Acquisitions and Dispositions – Southern Company Gas" herein for information regarding Southern Company Gas' 2018 disposition activity.
Key Performance Indicators
In striving to achieve attractive risk-adjusted returns while providing cost-effective energy to more than eight million electric and gas utility customers collectively, the traditional electric operating companies and Southern Company Gas continue to focus on several key performance indicators. These indicators include, but are not limited to, customer satisfaction, plant availability, electric and natural gas system reliability, and execution of major construction projects. In addition, Southern Company and the Subsidiary Registrants focus on earnings per share (EPS) and net income, respectively, as a key performance indicator. See RESULTS OF OPERATIONS herein for information on the Registrants' financial performance. See RESULTS OF OPERATIONS – "Southern Company Gas – Operating Metrics" for additional information on Southern Company Gas' operating metrics, including Heating Degree Days, customer count, and volumes of natural gas sold.
The financial success of the traditional electric operating companies and Southern Company Gas is directly tied to customer satisfaction. Key elements of ensuring customer satisfaction include outstanding service, high reliability, and competitive prices. The traditional electric operating companies use customer satisfaction surveys to evaluate their results and generally target the top quartile of these surveys in measuring performance. Reliability indicators are also used to evaluate results. See FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Alabama Power – Rate RSE" and " – Mississippi Power – Performance Evaluation Plan" herein for additional information on Alabama Power's Rate RSE and Mississippi Power's PEP rate plan, respectively, both of which contain mechanisms that directly tie customer service indicators to the allowed equity return.
Southern Power continues to focus on several key performance indicators, including, but not limited to, the equivalent forced outage rate and contract availability to evaluate operating results and help ensure its ability to meet its contractual commitments to customers.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

RESULTS OF OPERATIONS
Southern Company
Consolidated net income attributable to Southern Company was $4.7 billion in 2019, an increase of $2.5 billion, or 112.9%, from the prior year. The increase was primarily due to the $2.6 billion ($1.4 billion after tax) gain on the sale of Gulf Power in 2019 and a $1.1 billion ($0.8 billion after tax) charge in the second quarter 2018 for an estimated probable loss related to Georgia Power's construction of Plant Vogtle Units 3 and 4. See "Electricity Business – Estimated Loss on Plants Under Construction" herein and Notes 2 and 15 to the financial statements under "Georgia Power – Nuclear Construction" and "Southern Company," respectively, for additional information.
Basic EPS was $4.53 in 2019 and $2.18 in 2018. Diluted EPS, which factors in additional shares related to stock-based compensation, was $4.50 in 2019 and $2.17 in 2018. EPS for 2019 and 2018 was negatively impacted by $0.11 and $0.04 per share, respectively, as a result of increases in the average shares outstanding. See Note 8 to the financial statements under "Outstanding Classes of Capital Stock – Southern Company" for additional information.
Southern Company has paid dividends on its common stock since 1948. Dividends paid per share of common stock were $2.46 in 2019 and $2.38 in 2018. In January 2020, Southern Company declared a quarterly dividend of 62 cents per share. For 2019, the dividend payout ratio was 54% compared to 109% for 2018. The decrease was due to the increase in earnings in 2019.
Discussion of Southern Company's results of operations is divided into three parts – the Southern Company system's primary business of electricity sales, its gas business, and its other business activities.

	2019	2018
	(in millions)
Electricity business	$3,268	$2,304
Gas business	585	372
Other business activities	886	(450)
Net Income	$4,739	$2,226
Electricity Business
Southern Company's electric utilities generate and sell electricity to retail and wholesale customers. The results of operations discussed below include the results of Gulf Power through December 31, 2018. See Note 15 to the financial statements under "Southern Company" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

A condensed statement of income for the electricity business follows:

	2019	Increase (Decrease) from 2018
	(in millions)
Electric operating revenues	$17,095	$(1,476)
Fuel	3,622	(1,015)
Purchased power	816	(155)
Cost of other sales	76	10
Other operations and maintenance	4,479	(156)
Depreciation and amortization	2,472	(93)
Taxes other than income taxes	1,011	(87)
Estimated loss on plants under construction	24	(1,073)
Impairment charges	3	(153)
(Gain) loss on dispositions, net	(21)	(21)
Total electric operating expenses	12,482	(2,743)
Operating income	4,613	1,267
Allowance for equity funds used during construction	121	(10)
Interest expense, net of amounts capitalized	987	(48)
Other income (expense), net	234	90
Income taxes	708	501
Net income	3,273	894
Less:
Dividends on preferred and preference stock of subsidiaries	15	(1)
Net income (loss) attributable to noncontrolling interests	(10)	(69)
Net Income Attributable to Southern Company	$3,268	$964
Electric Operating Revenues
Electric operating revenues for 2019 were $17.1 billion, reflecting a $1.5 billion decrease from 2018. Details of electric operating revenues were as follows:

	2019	2018
	(in millions)
Retail electric — prior year	$15,222
Estimated change resulting from —
Rates and pricing	581
Sales decline	(143)
Weather	29
Fuel and other cost recovery	(392)
Gulf Power disposition	(1,213)
Retail electric — current year	14,084	$15,222
Wholesale electric revenues	2,152	2,516
Other electric revenues	636	664
Other revenues	223	169
Electric operating revenues	$17,095	$18,571
Percent change	(7.9)%	0.2%

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Retail electric revenues decreased $1.1 billion, or 7.5%, in 2019 as compared to the prior year. The significant factors driving this change are shown in the preceding table. The increase in rates and pricing in 2019 was primarily due to the impacts of Alabama Power's customer bill credits issued in 2018 related to the Tax Reform Legislation, additional capital investments recovered through Rate CNP Compliance, and lower Rate RSE customer refund in 2019 as compared to the prior year; Georgia Power's higher contributions from commercial and industrial customers with variable demand-driven pricing, NCCR rate increase effective January 1, 2019, and pricing effects associated with a milder winter in 2019 compared to 2018; and Mississippi Power's PEP and ECO Plan rate increases effective for the first billing cycle of September 2018.
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
See Note 2 to the financial statements under "Alabama Power," "Georgia Power," and "Mississippi Power" for additional information. Also see "Energy Sales" below for a discussion of changes in the volume of energy sold, including changes related to sales growth (decline) and weather.
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
Wholesale electric revenues from power sales were as follows:

	2019	2018
	(in millions)
Capacity and other	$529	$620
Energy	1,623	1,896
Total	$2,152	$2,516
In 2019, wholesale revenues decreased $364 million, or 14.5%, as compared to the prior year due to decreases of $273 million in energy revenues and $91 million in capacity revenues. Excluding the $28 million decrease associated with the sale of Gulf Power, energy revenues decreased $165 million at Southern Power and $80 million at the traditional electric operating companies. The decrease at Southern Power related to a $113 million decrease primarily in non-PPA short-term sales and a decrease in the market price of energy, as well as a $51 million decrease primarily in sales under PPAs from natural gas facilities. The decrease at the traditional electric operating companies was primarily due to lower natural gas prices. Excluding the $26 million decrease associated with the sale of Gulf Power, the decrease in capacity revenues was primarily related to the sales of Southern Power's Plant Oleander and Plant Stanton Unit A (together, the Florida Plants) in December 2018 and Southern Power's Plant Nacogdoches in June 2019. See Note 15 to the financial statements for additional information.
Other Electric Revenues
Other electric revenues decreased $28 million, or 4.2%, in 2019 as compared to the prior year. The decrease was primarily due to a decrease of $66 million related to the sale of Gulf Power, partially offset by increases at Georgia Power of $13 million in regulated power delivery construction and maintenance contracts and $11 million from outdoor lighting LED conversions and sales, as well as an increase at Alabama Power of $9 million from pole attachment agreements.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2019 and the percent change from the prior year were as follows:

	2019
				Adjusted(b)
	Total KWHs	Total KWH Percent Change	Weather-Adjusted Percent Change(a)	Total KWH Percent Change	Weather-Adjusted Percent Change(a)
	(in billions)
Residential	48.5	(11.1)%	(10.7)%	(1.1)%	(0.8)%
Commercial	49.1	(8.1)	(8.6)	(1.1)	(1.6)
Industrial	50.1	(6.1)	(6.1)	(2.9)	(2.9)
Other	0.8	(9.1)	(9.0)	(5.8)	(5.7)
Total retail	148.5	(8.5)	(8.4)%	(1.7)	(1.8)%
Wholesale	48.0	(3.9)		(2.6)
Total energy sales	196.5	(7.4)%		(1.9)%

(a)
Weather-adjusted KWH sales are estimated by removing from KWH sales the effect of deviations from normal temperature conditions, based on statistical models of the historical relationship between temperatures and energy sales. Normal temperature conditions are defined as those experienced in the applicable service territory over a specified historical period. This metric is useful because it allows trends in historical operations to be evaluated apart from the influence of weather conditions. Management also considers this metric in developing long-term capital and financial plans.

(b)	Kilowatt-hour sales comparisons to the prior year were significantly impacted by the disposition of Gulf Power on January 1, 2019. These changes exclude Gulf Power.
Changes in retail energy sales are generally the result of changes in electricity usage by customers, changes in weather, and changes in the number of customers. Excluding the impact of the Gulf Power disposition on January 1, 2019, weather-adjusted retail energy sales decreased 2.7 billion KWHs in 2019 as compared to the prior year primarily due to lower customer usage. Weather-adjusted residential usage decreases are primarily attributable to an increase in energy-efficient residential appliances and energy saving initiatives, partially offset by customer growth. Weather-adjusted commercial usage decreases are primarily attributable to an increase in energy saving initiatives and an ongoing migration to the electronic commerce business model. Industrial usage decreases are a result of changes in production levels primarily in the primary metals, paper, chemicals, and textiles sectors.
See "Electric Operating Revenues" above for a discussion of significant changes in wholesale revenues related to changes in price and KWH sales.
Other Revenues
Other revenues increased $54 million, or 32.0%, in 2019 as compared to the prior year. The increase was primarily due to increases at Georgia Power of $20 million from unregulated sales associated with new energy conservation projects and $14 million from unregulated power delivery construction and maintenance contracts, as well as an increase at Alabama Power of $11 million in unregulated sales of products and services.
Fuel and Purchased Power Expenses
The mix of fuel sources for the generation of electricity is determined primarily by demand, the unit cost of fuel consumed, and the availability of generating units. Additionally, the electric utilities purchase a portion of their electricity needs from the wholesale market.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Details of the Southern Company system's generation and purchased power were as follows:

	2019	2018(a)
Total generation (in billions of KWHs)	187	191
Total purchased power (in billions of KWHs)	18	14
Sources of generation (percent) —
Gas	52	48
Coal	22	27
Nuclear	16	16
Hydro	3	3
Other	7	6
Cost of fuel, generated (in cents per net KWH) —
Gas	2.36	2.76
Coal	2.87	2.93
Nuclear	0.79	0.80
Average cost of fuel, generated (in cents per net KWH)	2.20	2.46
Average cost of purchased power (in cents per net KWH)(b)	5.01	5.94

(a)	Excludes Gulf Power, which was sold on January 1, 2019.

(b)	Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.
In 2019, total fuel and purchased power expenses were $4.4 billion, a decrease of $1.2 billion, or 20.9%, as compared to the prior year. Excluding approximately $511 million associated with the sale of Gulf Power, the decrease was primarily the result of a $575 million decrease in the average cost of fuel and purchased power and an $84 million net decrease in the volume of KWHs generated and purchased.
Fuel and purchased power energy transactions at the traditional electric operating companies are generally offset by fuel revenues and do not have a significant impact on net income. See FUTURE EARNINGS POTENTIAL – "Regulatory Matters" herein for additional information. Fuel expenses incurred under Southern Power's PPAs are generally the responsibility of the counterparties and do not significantly impact net income.
Fuel
In 2019, fuel expense was $3.6 billion, a decrease of $1.0 billion, or 21.9%, as compared to the prior year. Excluding approximately $309 million related to Gulf Power in 2018, the decrease was primarily due to an 18.1% decrease in the volume of KWHs generated by coal, a 14.5% decrease in the average cost of natural gas per KWH generated, and a 2.1% decrease in the average cost of coal per KWH generated, partially offset by a 5.0% increase in the volume of KWHs generated by natural gas.
Purchased Power
In 2019, purchased power expense was $816 million, a decrease of $155 million, or 16.0%, as compared to the prior year. Excluding approximately $202 million associated with the sale of Gulf Power, the change was primarily due to a 9.6% increase in the volume of KWHs purchased, partially offset by a 15.7% decrease in the average cost of KWH purchased.
Energy purchases will vary depending on demand for energy within the Southern Company system's electric service territory, the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, and the availability of the Southern Company system's generation.
Other Operations and Maintenance Expenses
Other operations and maintenance expenses decreased $156 million, or 3.4%, in 2019 as compared to the prior year. The decrease reflects approximately $356 million related to Gulf Power in 2018 and $17 million related to the dispositions of Southern Power's Florida Plants and Plant Nacogdoches, partially offset by additional accruals of $123 million to the NDR at Alabama Power, $21 million of increased transmission and distribution expenses primarily due to overhead line maintenance and vegetation management at the traditional electric operating companies, $18 million from costs associated with unregulated sales at Georgia Power primarily associated with new energy conservation projects and power delivery construction and maintenance contracts, and $16 million related to an adjustment for FERC fees at Georgia Power following the conclusion of a multi-year audit of

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

headwater benefits associated with hydro facilities. See Notes 2 and 15 to the financial statements under "Alabama Power – Rate NDR" and "Southern Power – Sales of Natural Gas and Biomass Plants," respectively, for additional information.
Depreciation and Amortization
Depreciation and amortization decreased $93 million, or 3.6%, in 2019 as compared to the prior year. The decrease was primarily due to a decrease of $191 million related to Gulf Power in 2018, partially offset by an increase in depreciation of $62 million primarily resulting from additional plant in service and an increase in the amortization of regulatory assets of $47 million primarily at Mississippi Power and Georgia Power. See Note 2 to the financial statements under "Southern Company – Regulatory Assets and Liabilities" and Note 5 to the financial statements under "Depreciation and Amortization" for additional information.
Taxes Other Than Income Taxes
Taxes other than income taxes decreased $87 million, or 7.9%, in 2019 as compared to the prior year primarily due to a decrease of $118 million related to the sale of Gulf Power, partially offset by higher property taxes of $30 million primarily at Georgia Power.
Estimated Loss on Plants Under Construction
The $1.1 billion charge in 2018 reflects Georgia Power's revised estimate to complete construction and start-up of Plant Vogtle Units 3 and 4. The 2019 charges of $24 million were associated with abandonment and closure activities for the mine and gasifier-related assets of the Kemper IGCC at Mississippi Power, net of sales proceeds. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" and "Mississippi Power – Kemper County Energy Facility" for additional information.
Impairment Charges
In the second quarter 2018, Southern Power recorded a $119 million asset impairment charge related to the sale of the Florida Plants and in the third quarter 2018 recorded a $36 million asset impairment charge on wind turbine equipment held for development projects. Asset impairment charges recorded in 2019 were immaterial. See Note 15 to the financial statements under "Southern Power – Sales of Natural Gas and Biomass Plants" and " – Development Projects" for additional information.
(Gain) Loss on Dispositions, Net
Gain on dispositions, net increased $21 million in 2019 as compared to the prior year primarily due to Southern Power's sale of Plant Nacogdoches in the second quarter 2019. See Note 15 to the financial statements under "Southern Power – Sales of Natural Gas and Biomass Plants" for additional information.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized decreased $48 million, or 4.6%, in 2019 as compared to the prior year primarily related to the sale of Gulf Power.
Other Income (Expense), Net
Other income (expense), net increased $90 million, or 62.5%, in 2019 as compared to the prior year primarily due to a $36 million gain arising from the Roserock solar facility litigation settlement at Southern Power in 2019, $37 million from decreased charitable donations in 2019 at the traditional electric operating companies, $23 million of increased non-service cost-related retirement benefits income, and $16 million of increased interest income primarily associated with a new tolling arrangement accounted for as a sales-type lease at Mississippi Power as well as temporary cash investments, primarily at Alabama Power. These increases were partially offset by $24 million related to the settlement of Mississippi Power's Deepwater Horizon claim in 2018 and a $14 million gain from a joint-development wind project at Southern Power in 2018 attributable to its partner in the project. See Note 3 to the financial statements under "General Litigation Matters – Southern Power" and "Other Matters – Mississippi Power" and Note 11 to the financial statements under "Pension Plans" for additional information.
Income Taxes
Income taxes increased $501 million, or 242.0%, in 2019 as compared to the prior year. Excluding an income tax benefit of approximately $20 million related to Gulf Power in 2018, income taxes increased $481 million. The increase was primarily due to increases in pre-tax earnings, including the $1.1 billion charge in 2018 associated with Plant Vogtle Units 3 and 4 construction at Georgia Power. See Notes 10 and 15 to the financial statements for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Net Income Attributable to Noncontrolling Interests
Substantially all noncontrolling interests relate to renewable projects at Southern Power. Net income attributable to noncontrolling interests decreased $69 million, or 116.9%, in 2019, as compared to the prior year. The decrease was primarily due to $92 million of losses attributable to noncontrolling interests related to the tax equity partnerships entered into in 2018 and $14 million attributable to a joint-development wind project in 2018, partially offset by an allocation of approximately $29 million of income to the noncontrolling interest partner related to the Roserock solar facility litigation settlement. See Note 3 to the financial statements under "General Litigation Matters – Southern Power" and Note 7 to the financial statements under "Southern Power" for additional information regarding the litigation settlement and tax equity partnerships, respectively.
Gas Business
Southern Company Gas distributes natural gas through utilities in four states and is involved in several other complementary businesses including gas pipeline investments, wholesale gas services, and gas marketing services.
A condensed statement of income for the gas business follows:

	2019	Increase (Decrease) from 2018
	(in millions)
Operating revenues	$3,792	$(117)
Cost of natural gas	1,319	(220)
Cost of other sales	—	(12)
Other operations and maintenance	888	(93)
Depreciation and amortization	487	(13)
Taxes other than income taxes	213	2
Impairment charges	115	73
(Gain) loss on dispositions, net	—	291
Total operating expenses	3,022	28
Operating income	770	(145)
Earnings from equity method investments	157	9
Interest expense, net of amounts capitalized	232	4
Other income (expense), net	20	19
Income taxes	130	(334)
Net income	$585	$213
The Southern Company Gas Dispositions were completed by July 29, 2018 and represent the primary variance driver for 2019 compared to 2018. Detailed variance explanations are provided herein. See Note 15 to the financial statements under "Southern Company Gas" for additional information on the Southern Company Gas Dispositions.
Seasonality of Results
During the period from November through March when natural gas usage and operating revenues are generally higher (Heating Season), more customers are connected to Southern Company Gas' distribution systems and natural gas usage is higher in periods of colder weather. Occasionally in the summer, operating revenues are impacted due to peak usage by power generators in response to summer energy demands. Southern Company Gas' base operating expenses, excluding cost of natural gas, bad debt expense, and certain incentive compensation costs, are incurred relatively equally over any given year. Thus, operating results can vary significantly from quarter to quarter as a result of seasonality. For 2019, the percentage of operating revenues and net income generated during the Heating Season (January through March and November through December) were 68.7% and 86.8%, respectively. For 2018, the percentage of operating revenues and net income generated during the Heating Season were 68.7% and 96.0%, respectively.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Operating Revenues
Operating revenues in 2019 were $3.8 billion, a $117 million decrease compared to 2018. Details of operating revenues were as follows:

2019
(in millions)
Operating revenues – prior year	$3,909
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	96
Gas costs and other cost recovery	(89)
Wholesale gas services	150
Southern Company Gas Dispositions(*)	(300)
Other	26
Operating revenues – current year	$3,792
Percent change	(3.0)%

(*)
Includes a $245 million decrease related to natural gas revenues, including alternative revenue programs, and a $55 million decrease related to other revenues. See Note 15 to the financial statements under "Southern Company Gas" for additional information.

Revenues from infrastructure replacement programs and base rate changes increased in 2019 compared to the prior year primarily due to increases of $74 million at Nicor Gas and $16 million at Atlanta Gas Light. These amounts include the natural gas distribution utilities' continued investments recovered through infrastructure replacement programs and base rate increases as well as customer refunds in 2018 as a result of the Tax Reform Legislation. See Note 2 to the financial statements under "Southern Company Gas" for additional information.
Revenues attributable to gas costs and other cost recovery decreased in 2019 compared to the prior year primarily due to lower natural gas prices and decreased volumes of natural gas sold. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities.
Revenues from wholesale gas services increased in 2019 primarily due to derivative gains, partially offset by decreased commercial activity.
Other natural gas revenues increased in 2019 primarily due to increases in customers at the natural gas distribution utilities and recovery of prior period hedge losses at gas marketing services.
Cost of Natural Gas
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, the natural gas distribution utilities charge their utility customers for natural gas consumed using natural gas cost recovery mechanisms set by the applicable state regulatory agencies. Under these mechanisms, all prudently-incurred natural gas costs are passed through to customers without markup, subject to regulatory review. The natural gas distribution utilities defer or accrue the difference between the actual cost of natural gas and the amount of commodity revenue earned in a given period. The deferred or accrued amount is either billed or refunded to customers prospectively through adjustments to the commodity rate. Deferred natural gas costs are reflected as regulatory assets and accrued natural gas costs are reflected as regulatory liabilities. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. Cost of natural gas at the natural gas distribution utilities represented 84.5% of the total cost of natural gas for 2019.
Gas marketing services customers are charged for actual and estimated natural gas consumed. Cost of natural gas includes the cost of fuel and associated transportation costs, lost and unaccounted for gas, adjustments to reduce the value of inventories to market value, if applicable, and gains and losses associated with certain derivatives.
In 2019, cost of natural gas was $1.3 billion, a decrease of $220 million, or 14.3%, compared to the prior year. Excluding a $106 million decrease related to the Southern Company Gas Dispositions, cost of natural gas decreased by $114 million, which reflects a 14.8% decrease in natural gas prices compared to 2018.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Cost of Other Sales
Cost of other sales related to Pivotal Home Solutions, which was sold on June 4, 2018. See Note 15 to the financial statements under "Southern Company Gas – Sale of Pivotal Home Solutions" for additional information.
Other Operations and Maintenance Expenses
Other operations and maintenance expenses decreased $93 million, or 9.5%, in 2019 compared to the prior year. Excluding a $65 million decrease related to the Southern Company Gas Dispositions, other operations and maintenance expenses decreased $28 million. This decrease was primarily due to $28 million of disposition-related costs incurred during 2018, a $12 million adjustment in 2018 for the adoption of a new paid time off policy, an $11 million expense for a litigation settlement to facilitate the sale of Pivotal Home Solutions in 2018, and a $7 million decrease in compensation and benefits costs, partially offset by a $22 million increase in rider expenses, primarily at Nicor Gas, passed through directly to customers. See FUTURE EARNINGS POTENTIAL – "Southern Company Gas – Utility Regulation and Rate Design" herein for additional information.
Depreciation and Amortization
Depreciation and amortization decreased $13 million, or 2.6%, in 2019 compared to the prior year. Excluding a $27 million decrease related to the Southern Company Gas Dispositions, depreciation and amortization increased $14 million. This increase was primarily due to continued infrastructure investments at the natural gas distribution utilities, partially offset by accelerated depreciation related to assets retired in 2018. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" for additional information.
Impairment Charges
In 2019, Southern Company Gas recorded impairment charges of $91 million related to a natural gas storage facility in Louisiana and $24 million in contemplation of the sale of its interests in Pivotal LNG and Atlantic Coast Pipeline. In 2018, a goodwill impairment charge of $42 million was recorded in contemplation of the sale of Pivotal Home Solutions. See Notes 1, 3, and 15 to the financial statements under "Goodwill and Other Intangible Assets and Liabilities," "Other Matters – Southern Company Gas," and "Southern Company Gas," respectively, for additional information.
(Gain) Loss on Dispositions, Net
Gain on dispositions, net was $291 million in 2018 and was associated with the Southern Company Gas Dispositions. The income tax expense on these gains included income tax expense on goodwill not deductible for tax purposes and for which a deferred tax liability had not been recorded previously.
Earnings from Equity Method Investments
Earnings from equity method investments increased $9 million, or 6.1%, in 2019 compared to the prior year and reflect higher earnings from SNG as a result of rate increases that became effective September 2018, partially offset by a $6 million pre-tax loss on the sale of Triton in May 2019. See Note 7 to the financial statements under "Southern Company Gas" for additional information.
Other Income (Expense), Net
Other income (expense), net increased $19 million in 2019 compared to the prior year. This increase primarily resulted from a $23 million decrease in charitable donations in 2019.
Income Taxes
Income taxes decreased $334 million, or 72.0%, in 2019 compared to the prior year. This decrease primarily reflects a reduction of $348 million related to the Southern Company Gas Dispositions, as well as $29 million in benefits associated with impairment charges in 2019 and additional benefits from the flowback of excess deferred income taxes in 2019 primarily at Atlanta Gas Light as previously authorized by the Georgia PSC, partially offset by $48 million of additional taxes associated with increased pre-tax earnings at wholesale gas services.
See FUTURE EARNINGS POTENTIAL – "Income Tax Matters" herein and Note 10 to the financial statements for additional information. Also see Notes 2, 3, and 15 to the financial statements under "Southern Company Gas," "Other Matters – Southern Company Gas," and "Southern Company Gas – Proposed Sale of Pivotal LNG and Atlantic Coast Pipeline," respectively, for additional information on Atlanta Gas Light's regulatory treatment of the impacts of the Tax Reform Legislation and the impairment charges.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Other Business Activities
Southern Company's other business activities primarily include the parent company (which does not allocate operating expenses to business units); PowerSecure, a provider of energy solutions to electric utilities and their customers in the areas of distributed generation, energy storage and renewables, and energy efficiency; Southern Holdings, which invests in various projects, including leveraged lease projects; and Southern Linc, which provides digital wireless communications for use by the Southern Company system and also markets these services to the public and provides fiber optics services within the Southeast.
A condensed statement of income for Southern Company's other business activities follows:

	2019	Increase (Decrease) from 2018
	(in millions)
Operating revenues	$532	$(483)
Cost of other sales	359	(369)
Other operations and maintenance	233	(40)
Depreciation and amortization	79	13
Taxes other than income taxes	6	—
Impairment charges	50	38
(Gain) loss on dispositions, net	(2,548)	(2,548)
Total operating expenses	(1,821)	(2,906)
Operating income (loss)	2,353	2,423
Interest expense	517	(62)
Other income (expense), net	10	33
Income taxes (benefit)	960	1,182
Net income (loss)	$886	$1,336
Operating Revenues
Southern Company's operating revenues for these other business activities decreased $483 million, or 47.6%, in 2019 as compared to the prior year primarily related to PowerSecure's 2018 storm restoration services in Puerto Rico and the sale of PowerSecure's utility infrastructure services business in June 2019.
Cost of Other Sales
Cost of other sales for these other business activities decreased $369 million, or 50.7%, in 2019 as compared to the prior year primarily related to PowerSecure's 2018 storm restoration services in Puerto Rico and the sale of PowerSecure's utility infrastructure services business in June 2019.
Other Operations and Maintenance Expenses
Other operations and maintenance expenses for these other business activities decreased $40 million, or 14.7%, in 2019 as compared to the prior year. The decrease was primarily due to PowerSecure's lower employee compensation and benefits in 2019 and 2018 storm restoration services in Puerto Rico.
Impairment Charges
In 2019, goodwill and asset impairment charges totaling $50 million were recorded related to the sale of PowerSecure's utility infrastructure services and lighting businesses. In 2018, asset impairment charges of $12 million associated with Southern Linc's tower leases were recorded in contemplation of the sale of Gulf Power.
(Gain) Loss on Dispositions, Net
The 2019 gain on dispositions, net primarily relates to the gain of $2.6 billion ($1.4 billion after tax) on the sale of Gulf Power. See Note 15 to the financial statements under "Southern Company" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Interest Expense
Interest expense for these other business activities decreased $62 million, or 10.7%, in 2019 as compared to the prior year primarily due to a decrease in average outstanding long-term debt at the parent company. See Note 8 to the financial statements for additional information.
Other Income (Expense), Net
Other income (expense), net for these other business activities increased $33 million in 2019 as compared to the prior year primarily due to a $43 million decrease in charitable donations at the parent company, partially offset by a $17 million impairment charge associated with a leveraged lease at Southern Holdings in 2019. See Notes 1 and 3 to the financial statements under "Leveraged Leases" and "Other Matters – Southern Company," respectively, for additional information.
Income Taxes (Benefit)
The income tax for these other business activities increased $1.2 billion in 2019 as compared to the prior year primarily due to the tax impacts related to the sale of Gulf Power. See Note 10 to the financial statements and Note 15 to the financial statements under "Southern Company" for additional information.
Alabama Power
Alabama Power's 2019 net income after dividends on preferred and preference stock was $1.07 billion, representing a $140 million, or 15.1%, increase over the previous year. The increase was primarily due to an increase in retail revenues associated with the impacts of customer bill credits issued in 2018 related to the Tax Reform Legislation and a lower Rate RSE customer refund in 2019 as compared to the prior year, as well as additional capital investments recovered through Rate CNP Compliance. The increase in revenue is partially offset by increases in operations and maintenance and depreciation expenses and lower customer usage. See FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Alabama Power – Rate RSE" and " – Rate CNP Compliance" herein for additional information.
A condensed income statement for Alabama Power follows:

	2019	Increase (Decrease) from 2018
	(in millions)
Operating revenues	$6,125	$93
Fuel	1,112	(189)
Purchased power	403	(29)
Other operations and maintenance	1,821	152
Depreciation and amortization	793	29
Taxes other than income taxes	403	14
Total operating expenses	4,532	(23)
Operating income	1,593	116
Allowance for equity funds used during construction	52	(10)
Interest expense, net of amounts capitalized	336	13
Other income (expense), net	46	26
Income taxes	270	(21)
Net income	1,085	140
Dividends on preferred and preference stock	15	—
Net income after dividends on preferred and preference stock	$1,070	$140

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Operating Revenues
Operating revenues for 2019 were $6.1 billion, reflecting a $0.1 billion increase from 2018. Details of operating revenues were as follows:

	2019	2018
	(in millions)
Retail — prior year	$5,367
Estimated change resulting from —
Rates and pricing	347
Sales decline	(79)
Weather	(3)
Fuel and other cost recovery	(131)
Retail — current year	5,501	$5,367
Wholesale revenues —
Non-affiliates	258	279
Affiliates	81	119
Total wholesale revenues	339	398
Other operating revenues	285	267
Total operating revenues	$6,125	$6,032
Percent change	1.5%	(0.1)%
Retail revenues in 2019 were $5.5 billion. These revenues increased $134 million, or 2.5%, in 2019 as compared to the prior year. The increase in 2019 was primarily due to increases in rates and pricing associated with the impact of customer bill credits issued in 2018 related to the Tax Reform Legislation and additional capital investments recovered through Rate CNP Compliance, as well as a lower Rate RSE customer refund in 2019 as compared to the prior year, partially offset by decreases in fuel revenues and customer usage, as well as milder weather in 2019 as compared to 2018.
See Note 2 to the financial statements under "Alabama Power – Rate RSE" and " – Rate CNP Compliance" for additional information. See "Energy Sales" herein for a discussion of changes in the volume of energy sold, including changes related to sales decline and weather.
Electric rates include provisions to recognize the recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with the natural disaster reserve. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not affect net income. See FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Alabama Power – Rate ECR" herein for additional information.
Wholesale revenues from power sales to non-affiliated utilities were as follows:

	2019	2018
	(in millions)
Capacity and other	$102	$101
Energy	156	178
Total non-affiliated	$258	$279
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

In 2019, wholesale revenues from sales to non-affiliates decreased $21 million, or 7.5%, as compared to the prior year primarily as a result of an 8.2% decrease in energy prices due to lower natural gas prices, partially offset by a 1% increase in the amount of KWHs sold.
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
In 2019, wholesale revenues from sales to affiliates decreased $38 million, or 31.9%, as compared to the prior year. In 2019, KWH sales decreased 22.7% due to the decreased availability of coal generation associated with the retirement of Plant Gorgas Units 8, 9, and 10, and the price of energy decreased 11.8% as a result of lower natural gas prices.
In 2019, other operating revenues increased $18 million, or 6.7%, as compared to the prior year primarily due to an increase in unregulated sales of products and services and pole attachment agreements.
Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2019 and the percent change from the prior year were as follows:

	2019
	Total KWHs	Total KWH Percent Change	Weather-Adjusted Percent Change
	(in billions)
Residential	18.3	(1.9)%	(1.5)%
Commercial	13.6	(2.2)	(2.2)
Industrial	22.1	(3.7)	(3.7)
Other	0.2	(7.3)	(7.3)
Total retail	54.2	(2.8)	(2.6)%
Wholesale
Non-affiliates	5.1	1.2
Affiliates	3.5	(22.7)
Total wholesale	8.6	(10.1)
Total energy sales	62.8	(3.8)%
Changes in retail energy sales are generally the result of changes in electricity usage by customers, changes in weather, and changes in the number of customers. Retail energy sales in 2019 decreased 2.8% primarily due to lower customer usage and milder weather in 2019 compared to 2018. Weather-adjusted residential sales were 1.5% lower in 2019 primarily due to lower customer usage resulting from an increase in penetration of energy-efficient residential appliances, partially offset by customer growth. Weather-adjusted commercial sales were 2.2% lower in 2019 primarily due to lower customer usage resulting from customer initiatives in energy savings and an ongoing migration to the electronic commerce business model, partially offset by customer growth. Industrial sales decreased 3.7% in 2019 as compared to 2018 primarily as a result of changes in production levels in the primary metals and chemicals sectors.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Details of Alabama Power's generation and purchased power were as follows:

	2019	2018
Total generation (in billions of KWHs)	56.9	60.5
Total purchased power (in billions of KWHs)	9.4	8.1
Sources of generation (percent) —
Coal	45	50
Nuclear	25	23
Gas	21	19
Hydro	9	8
Cost of fuel, generated (in cents per net KWH) —
Coal	2.69	2.73
Nuclear	0.77	0.77
Gas	2.47	2.84
Average cost of fuel, generated (in cents per net KWH)(a)(b)	2.11	2.26
Average cost of purchased power (in cents per net KWH)(c)	4.39	5.47

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
Fuel and purchased power expenses were $1.5 billion in 2019, a decrease of $218 million, or 12.6%, compared to 2018. The decrease was primarily due to a $102 million decrease in the average cost of purchased power, a $56 million decrease in the average cost of fuel, a $30 million net decrease related to the volume of KWHs purchased and generated, and a $30 million decrease in fuel expense associated with the May 2018 Alabama PSC accounting order.
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
Fuel
Fuel expenses were $1.1 billion in 2019, a decrease of $189 million, or 14.5%, compared to 2018. The decrease was primarily due to a 13% decrease in the average cost of KWHs generated by natural gas, which excludes tolling agreements, a 14.4% decrease in the volume of KWHs generated by coal, and a 5.2% increase in the volume of KWHs generated by hydro, as well as a $30 million decrease in fuel expense associated with the May 2018 Alabama PSC accounting order.
Purchased Power – Non-Affiliates
Purchased power expense from non-affiliates was $203 million in 2019, a decrease of $13 million, or 6.0%, compared to 2018. This decrease was primarily due to a 12.6% decrease in the average cost per KWH purchased due to lower natural gas prices. The decrease was partially offset by a 9.1% increase in the amount of energy purchased as a result of decreased coal generation due to the retirement of Plant Gorgas Units 8, 9, and 10.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
Purchased power expense from affiliates was $200 million in 2019, a decrease of $16 million, or 7.4%, compared to 2018. This decrease was primarily due to a 25.2% decrease in the average cost per KWH purchased due to lower natural gas prices. The decrease was partially offset by a 24.1% increase in the amount of energy purchased primarily due to the availability of lower-cost

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

generation compared to Alabama Power's owned generation and a decrease in coal generation due to the retirement of Plant Gorgas Units 8, 9, and 10.
Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses
In 2019, other operations and maintenance expenses increased $152 million, or 9.1%, as compared to the prior year primarily due to additional accruals of $123 million to the NDR as well as $11 million in Rate CNP Compliance-related expenses. See Note 2 to the financial statements under "Alabama Power – Rate NDR" and " – Rate CNP Compliance" for additional information.
Depreciation and Amortization
Depreciation and amortization increased $29 million, or 3.8%, in 2019 as compared to the prior year primarily due to additional plant in service. See Note 5 to the financial statements under "Depreciation and Amortization" for additional information.
Other Income (Expense), Net
Other income (expense), net increased $26 million, or 130.0%, in 2019 as compared to the prior year primarily due to a decrease of $17 million in charitable donations and an increase of $9 million in interest income from temporary cash investments.
Income Taxes
Income taxes decreased $21 million, or 7.2%, in 2019 as compared to the prior year primarily due to additional benefits from the flowback of excess deferred income taxes in accordance with an Alabama PSC accounting order, partially offset by an increase in pre-tax net income. See Note 2 to the financial statements under "Alabama Power – Tax Reform Accounting Order" for additional information.
Georgia Power
Georgia Power's 2019 net income was $1.7 billion, representing a $927 million, or 116.9%, increase from the previous year. The increase was primarily due to a $1.1 billion ($0.8 billion after tax) charge in the second quarter 2018 for an estimated probable loss related to Georgia Power's construction of Plant Vogtle Units 3 and 4, an increase in retail base revenues associated with higher contributions from commercial and industrial customers with variable demand-driven pricing, and an increase in other revenues primarily related to unregulated sales. Partially offsetting the increase were higher non-fuel operations and maintenance expenses and depreciation and amortization.
A condensed income statement for Georgia Power follows:

	2019	Increase (Decrease) from 2018
	(in millions)
Operating revenues	$8,408	$(12)
Fuel	1,444	(254)
Purchased power	1,096	(57)
Other operations and maintenance	1,972	112
Depreciation and amortization	981	58
Taxes other than income taxes	454	17
Estimated loss on Plant Vogtle Units 3 and 4	—	(1,060)
Total operating expenses	5,947	(1,184)
Operating income	2,461	1,172
Interest expense, net of amounts capitalized	409	12
Other income (expense), net	140	25
Income taxes	472	258
Net income	$1,720	$927

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Operating Revenues
Operating revenues for 2019 were $8.4 billion, a $12 million decrease from 2018. Details of operating revenues were as follows:

	2019	2018
	(in millions)
Retail — prior year	$7,752
Estimated change resulting from —
Rates and pricing	202
Sales decline	(66)
Weather	39
Fuel cost recovery	(220)
Retail — current year	7,707	$7,752
Wholesale revenues —
Non-affiliates	129	163
Affiliates	11	24
Total wholesale revenues	140	187
Other operating revenues	561	481
Total operating revenues	$8,408	$8,420
Percent change	(0.1)%	1.3%
Retail revenues of $7.7 billion in 2019 decreased $45 million, or 0.6%, compared to 2018. The significant factors driving this change are shown in the preceding table. The increase in rates and pricing was primarily due to higher contributions from commercial and industrial customers with variable demand-driven pricing, an increase in the NCCR tariff effective January 1, 2019, and pricing effects associated with a milder winter in 2019 compared to 2018. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information related to the NCCR tariff.
See "Energy Sales" below for a discussion of changes in the volume of energy sold, including changes related to the sales decline in 2019.
Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Georgia Power – Fuel Cost Recovery" herein for additional information.
Wholesale revenues from power sales to non-affiliated utilities were as follows:

	2019	2018
	(in millions)
Capacity and other	$55	$54
Energy	74	109
Total non-affiliated	$129	$163
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
Wholesale revenues from non-affiliated sales decreased $34 million, or 20.9%, in 2019 as compared to 2018 primarily due to lower energy prices and lower demand.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost. In 2019, wholesale revenues from sales to affiliates decreased $13 million, or 54.2%, as compared to 2018 primarily due to a 36.3% decrease in KWH sales as a result of the lower market cost of available energy compared to the cost of Georgia Power-owned generation.
Other operating revenues increased $80 million, or 16.6%, in 2019 from the prior year primarily due to revenue increases of $27 million from power delivery construction and maintenance contracts, $20 million from unregulated sales associated with new energy conservation projects, $11 million from outdoor lighting LED conversions and sales, $7 million from OATT sales, and $6 million in wholesale operating fees associated with contractual targets.
Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2019 and the percent change from the prior year were as follows:

	2019
	Total KWHs	Total KWH Percent Change	Weather-Adjusted Percent Change
	(in billions)
Residential	28.2	(0.5)%	(0.4)%
Commercial	32.8	(0.4)	(1.3)
Industrial	23.2	(2.1)	(2.2)
Other	0.5	(5.6)	(5.5)
Total retail	84.7	(0.9)	(1.2)%
Wholesale
Non-affiliates	2.7	(15.8)
Affiliates	0.3	(36.3)
Total wholesale	3.0	(18.7)
Total energy sales	87.7	(1.7)%
Changes in retail energy sales are generally the result of changes in electricity usage by customers, changes in weather, and changes in the number of customers.
In 2019, weather-adjusted residential and commercial KWH sales decreased 0.4% and 1.3%, respectively, compared to 2018 primarily due to a decline in average customer usage resulting from an increase in energy saving initiatives. The decreases in weather-adjusted residential and commercial KWH sales were largely and partially, respectively, offset by customer growth. Weather-adjusted industrial KWH sales decreased 2.2% primarily due to decreases in the paper, textile, stone, clay, and glass, and lumber sectors, partially offset by an increase in the pipeline sector.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Details of Georgia Power's generation and purchased power were as follows:

	2019	2018
Total generation (in billions of KWHs)	62.6	65.2
Total purchased power (in billions of KWHs)	29.1	27.9
Sources of generation (percent) —
Gas	47	42
Nuclear	26	25
Coal	24	30
Hydro	3	3
Cost of fuel, generated (in cents per net KWH) —
Gas	2.42	2.75
Nuclear	0.81	0.82
Coal	3.09	3.21
Average cost of fuel, generated (in cents per net KWH)	2.16	2.40
Average cost of purchased power (in cents per net KWH)(*)	4.21	4.79
(*) Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Fuel and purchased power expenses were $2.5 billion in 2019, a decrease of $311 million, or 10.9%, compared to 2018. The decrease was primarily due to a $289 million decrease related to the average cost of fuel and purchased power.
Fuel and purchased power energy transactions do not have a significant impact on earnings since these fuel expenses are generally offset by fuel revenues through Georgia Power's fuel cost recovery mechanism. See FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Georgia Power – Fuel Cost Recovery" herein for additional information.
Fuel
Fuel expense was $1.4 billion in 2019, a decrease of $254 million, or 15.0%, compared to 2018. The decrease was primarily due to a 10% decrease in the average cost of fuel, primarily related to lower natural gas prices, and a 3.9% decrease in the volume of KWHs generated, primarily due to the lower market cost of energy compared to available Georgia Power resources.
Purchased Power - Non-Affiliates
Purchased power expense from non-affiliates was $521 million in 2019, an increase of $91 million, or 21.2%, compared to 2018. The increase was primarily due to a 53.1% increase in the volume of KWHs purchased primarily due to the lower market cost of energy compared to available Southern Company system resources and warmer weather in the third quarter 2019 resulting in higher customer demand, partially offset by a 22.1% decrease in the average cost per KWH purchased primarily due to lower energy prices.
The volume increase also reflects purchases from Gulf Power which were classified as affiliate prior to January 1, 2019. See Note 15 to the financial statements for information regarding the sale of Gulf Power.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation.
Purchased Power - Affiliates
Purchased power expense from affiliates was $575 million in 2019, a decrease of $148 million, or 20.5%, compared to 2018. The decrease was primarily due to an 11.1% decrease in the volume of KWHs purchased as Georgia Power units generally dispatched at a lower cost than other Southern Company system resources and a 13.0% decrease in the average cost per KWH purchased resulting from lower energy prices.
The decrease in purchased power expense from affiliates also reflects a change in the classification of capacity expenses of $24 million related to PPAs with Southern Power accounted for as finance leases following the adoption of FASB ASC Topic 842, Leases (ASC 842). In 2019, these expenses are included in depreciation and amortization and interest expense, net of amounts capitalized. The decrease in the volume of KWHs purchased also includes the effect of classifying purchases from Gulf Power as

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

non-affiliate beginning January 1, 2019. See Notes 9 and 15 to the financial statements for additional information regarding ASC 842 and the sale of Gulf Power, respectively.
Energy purchases from affiliates will vary depending on the demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses
In 2019, other operations and maintenance expenses increased $112 million, or 6.0%, compared to 2018. The increase reflects increases in expenses of $30 million from unregulated sales primarily associated with new energy conservation projects and power delivery construction and maintenance contracts, $26 million related to scheduled generation outages, $16 million related to an adjustment for FERC fees following the conclusion of a multi-year audit of headwater benefits associated with hydro facilities, $12 million primarily due to the timing of vegetation management and other transmission-related expenses, and $10 million associated with generation maintenance.
Depreciation and Amortization
Depreciation and amortization increased $58 million, or 6.3%, in 2019 compared to 2018. The increase was primarily due to a $31 million increase in depreciation associated with additional plant in service and a $19 million increase in the amortization of regulatory assets related to the retirement of certain generating units. See FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Georgia Power – Integrated Resource Plan" herein for additional information on unit retirements.
The increase also reflects the classification of approximately $9 million related to PPAs with Southern Power accounted for as finance leases following the adoption of ASC 842. In prior periods, the expenses related to these PPAs were included in purchased power, affiliates. See Note 9 to the financial statements for additional information regarding ASC 842.
See Note 5 to the financial statements under "Depreciation and Amortization" for additional information.
Taxes Other Than Income Taxes
In 2019, taxes other than income taxes increased $17 million, or 3.9%, compared to 2018 primarily due to higher property taxes of $25 million as a result of increases in the assessed value of property, partially offset by a decrease of $11 million in municipal franchise fees, largely due to adjustments associated with the Georgia Power Tax Reform Settlement Agreement. See FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Georgia Power – Rate Plans – Tax Reform Settlement Agreement" herein for additional information.
Estimated Loss on Plant Vogtle Units 3 and 4
In the second quarter 2018, an estimated probable loss of $1.1 billion was recorded to reflect Georgia Power's revised estimate to complete construction and start-up of Plant Vogtle Units 3 and 4. See ACCOUNTING POLICIES – "Estimated Cost, Schedule, and Rate Recovery for the Construction of Plant Vogtle Units 3 and 4" herein and Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information.
Interest Expense, Net of Amounts Capitalized
In 2019, interest expense, net of amounts capitalized increased $12 million, or 3.0%, compared to 2018. The increase was primarily due to the reclassification of $15 million related to PPAs with Southern Power accounted for as finance leases following the adoption of ASC 842 and a $6 million increase in interest expense associated with an increase in outstanding short-term borrowings, partially offset by a $9 million increase in amounts capitalized largely associated with Plant Vogtle Units 3 and 4.
In prior periods, the expenses related to the PPAs with Southern Power were included in purchased power, affiliates. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings, Note 9 to the financial statements for additional information regarding ASC 842, and Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information regarding Plant Vogtle Units 3 and 4.
Other Income (Expense), Net
In 2019, other income (expense), net increased $25 million compared to the prior year primarily due to a $16 million increase in non-service cost-related retirement benefits income and a $13 million decrease in charitable donations, partially offset by a $4 million decrease in interest income from temporary cash investments. See Note 11 to the financial statements for additional information on Georgia Power's net periodic pension and other postretirement benefit costs.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Income Taxes
Income taxes increased $258 million, or 120.6%, in 2019 compared to the prior year primarily as a result of higher pre-tax earnings largely due to the 2018 charge associated with Plant Vogtle Units 3 and 4 construction. This increase was partially offset by additional state ITCs recognized in 2019 and the recognition of a valuation allowance in 2018. See Note 10 to the financial statements for additional information.
Mississippi Power
Mississippi Power's net income after dividends on preferred stock was $139 million in 2019 compared to $235 million in 2018. The change was primarily the result of higher income tax expense following the 2018 partial reversal of a valuation allowance.
A condensed statement of operations follows:

	2019	Increase (Decrease) from 2018
	(in millions)
Operating revenues	$1,264	$(1)
Fuel	407	2
Purchased power	20	(21)
Other operations and maintenance	283	(30)
Depreciation and amortization	192	23
Taxes other than income taxes	113	6
Estimated loss on Kemper IGCC	24	(13)
Total operating expenses	1,039	(33)
Operating income	225	32
Allowance for equity funds used during construction	1	1
Interest expense, net of amounts capitalized	69	(7)
Other income (expense), net	12	(5)
Income taxes (benefit)	30	132
Net income	139	(97)
Dividends on preferred stock	—	(1)
Net income after dividends on preferred stock	$139	$(96)

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Operating Revenues
Operating revenues for 2019 were approximately $1.3 billion, a $1 million decrease from 2018. Details of operating revenues were as follows:

	2019	2018
	(in millions)
Retail — prior year	$889
Estimated change resulting from —
Rates and pricing	31
Weather	(2)
Fuel and other cost recovery	(41)
Retail — current year	877	$889
Wholesale revenues —
Non-affiliates	237	263
Affiliates	132	91
Total wholesale revenues	369	354
Other operating revenues	18	22
Total operating revenues	$1,264	$1,265
Percent change	(0.1)%	6.6%
Total retail revenues for 2019 decreased $12 million, or 1.3%, compared to 2018 primarily due to a fuel rate decrease that became effective for the first billing cycle of February 2019. This decrease was largely offset by an increase in rates and pricing, primarily related to PEP and ECO Plan rate changes that became effective for the first billing cycle of September 2018, net of a new tolling arrangement accounted for as a sales-type lease effective January 2019. See Note 2 to the financial statements under "Mississippi Power – Environmental Compliance Overview Plan" and " – Performance Evaluation Plan" and Note 9 to the financial statements under "Lessor" for additional information.
See "Energy Sales" below for a discussion of changes in the volume of energy sold, including changes related to sales and weather.
Electric rates for Mississippi Power include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel and emissions portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. See FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Mississippi Power – Fuel Cost Recovery" herein for additional information.
Wholesale revenues from power sales to non-affiliated utilities, including FERC-regulated MRA sales as well as market-based sales, were as follows:

	2019	2018
	(in millions)
Capacity and other	$3	$6
Energy	234	257
Total non-affiliated	$237	$263
Wholesale revenues from sales to non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of Mississippi Power's and the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. In addition, Mississippi Power provides service under long-term contracts with rural electric cooperative associations and municipalities located in southeastern Mississippi under cost-based electric tariffs which are subject to regulation by the FERC. The contracts with these wholesale customers represented 15.7% of Mississippi Power's total

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

operating revenues in 2019 and are generally subject to 10-year rolling cancellation notices. Historically, these wholesale customers have acted as a group and any changes in contractual relationships for one customer are likely to be followed by the other wholesale customers. Short-term opportunity energy sales are also included in sales for resale to non-affiliates. These opportunity sales are made at market-based rates that generally provide a margin above Mississippi Power's variable cost to produce the energy.
Wholesale revenues from sales to non-affiliates decreased $26 million, or 9.9%, compared to 2018. This decrease primarily reflects decreases of $14 million from lower fuel prices, $6 million from decreased customer usage, and $8 million from lower PPA capacity and energy sales.
Wholesale revenues from sales to affiliates will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
Wholesale revenues from sales to affiliates increased $41 million, or 45.1%, in 2019 compared to 2018. This increase was primarily due to a $76 million increase associated with higher KWH sales due to the dispatch of Mississippi Power's lower cost generation resources to serve the Southern Company system's territorial load, partially offset by a $35 million decrease associated with lower natural gas prices.
Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2019 and the percent change from the prior year were as follows:

	2019
	Total KWHs	Total KWH Percent Change	Weather-Adjusted Percent Change
	(in millions)
Residential	2,062	(2.4)%	(0.8)%
Commercial	2,715	(2.9)	(2.7)
Industrial	4,795	(2.6)	(2.6)
Other	36	(1.9)	(1.9)
Total retail	9,608	(2.7)	(2.2)%
Wholesale
Non-affiliated	3,966	(0.3)
Affiliated	4,758	84.1
Total wholesale	8,724	32.9
Total energy sales	18,332	11.5%
Changes in retail energy sales are generally the result of changes in electricity usage by customers, changes in weather, and changes in the number of customers. Retail energy sales decreased 2.7% in 2019 as compared to the prior year, primarily due to decreased demand by several large industrial customers. Weather-adjusted residential and commercial KWH sales decreased 0.8% and 2.7%, respectively, in 2019 primarily due to decreased customer usage as a result of an increase in energy saving initiatives, slightly offset by customer growth.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Details of Mississippi Power's generation and purchased power were as follows:

	2019	2018
Total generation (in millions of KWHs)	18,269	15,966
Total purchased power (in millions of KWHs)	529	960
Sources of generation (percent) –
Gas	94	93
Coal	6	7
Cost of fuel, generated (in cents per net KWH) –
Gas	2.26	2.65
Coal	4.05	3.50
Average cost of fuel, generated (in cents per net KWH)	2.37	2.72
Average cost of purchased power (in cents per net KWH)	3.71	4.27
Fuel and purchased power expenses were $427 million in 2019, a decrease of $19 million, or 4.3%, as compared to the prior year. The decrease was primarily due to a $60 million decrease related to the average cost of fuel and purchased power primarily due to the lower average cost of natural gas, partially offset by a $41 million net increase associated with the volume of KWHs generated and purchased primarily due to the availability of Mississippi Power's lower-cost generation resources.
Fuel and purchased power energy transactions do not have a significant impact on earnings, since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clauses. See FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Mississippi Power – Fuel Cost Recovery" herein and Note 1 to the financial statements under "Fuel Costs" for additional information.
Fuel
Fuel expense increased $2 million, or 0.5%, in 2019 compared to 2018 primarily due to a 15% increase in the volume of KWHs generated, partially offset by a 13% net decrease in the average cost of fuel per KWH generated.
Purchased Power
Purchased power expense decreased $21 million, or 51.2%, in 2019 compared to 2018. The decrease was primarily the result of a 45% decrease in the volume of KWHs purchased due to the availability of Mississippi Power's lower-cost generation resources and a 13% decrease in the average cost per KWH purchased.
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
Other Operations and Maintenance Expenses
Other operations and maintenance expenses decreased $30 million, or 9.6%, in 2019 compared to the prior year. The decrease was primarily due to decreases of $21 million in compensation and benefit expenses primarily due to an employee attrition plan implemented in the third quarter 2018, $5 million in amortization of previously deferred Plant Ratcliffe expenses as a result of a settlement agreement reached with wholesale customers (MRA Settlement Agreement), $5 million in planned generation outage costs, and $4 million in Plant Ratcliffe waste water treatment expenses. These decreases were partially offset by a $9 million increase in overhead line maintenance and vegetation management expenses. See Note 2 to the financial statements under "Mississippi Power – Municipal and Rural Associations Tariff" for additional information.
Depreciation and Amortization
Depreciation and amortization increased $23 million, or 13.6%, in 2019 compared to 2018 primarily related to increases in amortization associated with ECO Plan regulatory assets. See Note 2 to the financial statements under "Mississippi Power – Environmental Compliance Overview Plan" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Taxes Other Than Income Taxes
Taxes other than income taxes increased $6 million, or 5.6%, in 2019 compared to 2018 primarily due to increases of $4 million in ad valorem taxes and $2 million in franchise taxes.
Estimated Loss on Kemper IGCC
In 2019 and 2018, charges of $24 million and $37 million, respectively, were recorded associated with the abandonment and closure activities and period costs, net of sales proceeds for the mine and gasifier-related assets. The 2019 charge primarily related to the expected close out of a DOE contract related to the Kemper County energy facility. See Note 2 to the financial statements under "Kemper County Energy Facility" for additional information.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized decreased $7 million, or 9.2%, in 2019 compared to 2018, primarily as the result of a decrease in outstanding long-term borrowings. See Note 8 to the financial statements for additional information.
Other Income (Expense), Net
Other income (expense), net decreased $5 million in 2019 compared to 2018. The decrease was primarily due to the $24 million settlement of Mississippi Power's Deepwater Horizon claim in 2018, partially offset by a $9 million increase in interest income associated with a new tolling arrangement accounted for as a sales-type lease and a $7 million decrease in charitable donations. See Notes 3 and 9 to the financial statements under "Other Matters – Mississippi Power" and "Lessor," respectively, for additional information.
Income Taxes (Benefit)
Income tax expense increased $132 million, or 129.4%, in 2019 compared to 2018 primarily due to a $92 million increase related to the 2018 reduction of a valuation allowance for a state income tax net operating loss (NOL) carryforward, a $42 million increase associated with the revaluation of deferred tax assets related to the Kemper IGCC recorded in 2018 in accordance with the Tax Reform Legislation, and a $9 million increase due to higher pre-tax earnings in 2019. These increases were partially offset by $15 million associated with the flowback of excess deferred income taxes resulting from the MRA Settlement Agreement and a new tolling arrangement accounted for as a sales-type lease. See FUTURE EARNINGS POTENTIAL – "Income Tax Matters" herein and Note 10 to the financial statements for additional information.
Southern Power
Net income attributable to Southern Power for 2019 was $339 million, a $152 million increase from 2018, primarily due to net impacts totaling approximately $141 million from the dispositions of the Florida Plants in 2018 and Plant Nacogdoches in the second quarter 2019, which include an asset impairment charge in 2018, a gain on sale in 2019 (including the recognition of deferred ITCs), and a decrease in operations and maintenance expense, partially offset by PPA capacity revenue decreases in 2019. The increase in net income also reflects $79 million in tax expense recognized in 2018 related to the Tax Reform Legislation, a $27 million wind turbine equipment impairment charge in 2018, and net gains in 2019 of $25 million from the Roserock solar facility litigation settlement and sales of wind equipment. These increases were partially offset by $65 million in state income tax benefits recorded in 2018 arising from the reorganization of Southern Power's legal entities and reductions in net income of approximately $60 million related to the SP Wind tax equity partnership entered into in 2018.
See Note 15 to the financial statements under "Southern Power – Sales of Natural Gas and Biomass Plants" and " – Development Projects" for additional information on the Florida Plants and Plant Nacogdoches dispositions and sales of wind turbine equipment. See Notes 7 and 10 to the financial statements under "Southern Power" and "Legal Entity Reorganizations" for additional information on the tax equity partnerships and the legal entity reorganization, respectively. Also see Note 3 to the financial statements under "General Litigation – Southern Power" for additional information on the Roserock solar facility litigation settlement.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

A condensed statement of income follows:

	2019	Increase (Decrease) from 2018
	(in millions)
Operating revenues	$1,938	$(267)
Fuel	577	(122)
Purchased power	108	(68)
Other operations and maintenance	359	(36)
Depreciation and amortization	479	(14)
Taxes other than income taxes	40	(6)
Asset impairment	3	(153)
Gain on disposition	(23)	(21)
Total operating expenses	1,543	(420)
Operating income	395	153
Interest expense, net of amounts capitalized	169	(14)
Other income (expense), net	47	24
Income taxes (benefit)	(56)	108
Net income	329	83
Net income (loss) attributable to noncontrolling interests	(10)	(69)
Net income attributable to Southern Power	$339	$152
Operating Revenues
Total operating revenues include PPA capacity revenues, which are derived primarily from long-term contracts involving natural gas facilities and a biomass generating facility (through the second quarter 2019 sale of Plant Nacogdoches), and PPA energy revenues from Southern Power's generation facilities. To the extent Southern Power has capacity not contracted under a PPA, it may sell power into an accessible wholesale market, or, to the extent those generation assets are part of the FERC-approved IIC, it may sell power into the Southern Company power pool.
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
See FUTURE EARNINGS POTENTIAL – "Southern Power's Power Sales Agreements" herein for additional information regarding Southern Power's PPAs.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Operating Revenues Details
Details of Southern Power's operating revenues were as follows:

	2019	2018
	(in millions)
PPA capacity revenues	$482	$580
PPA energy revenues	1,081	1,140
Total PPA revenues	1,563	1,720
Non-PPA revenues	363	472
Other revenues	12	13
Total operating revenues	$1,938	$2,205
Operating revenues for 2019 were $1.9 billion, a $267 million, or 12%, decrease from 2018. The decrease in operating revenues was primarily due to the following:

•
PPA capacity revenues decreased $98 million, or 17%, primarily due to the sales of the Florida Plants in December 2018 and Plant Nacogdoches in June 2019. In addition, the change reflects a reduction of $34 million from the expiration of an affiliate natural gas PPA, offset by a $36 million increase in new PPA capacity revenues from existing natural gas facilities, of which $13 million related to the expansion unit at Plant Mankato.

•
PPA energy revenues decreased $59 million, or 5%, primarily due to a $67 million decrease in sales from natural gas facilities primarily driven by a $103 million decrease in the average cost of fuel and purchased power, partially offset by a $36 million increase in the volume of KWHs sold due to increased customer load.

•	Non-PPA revenues decreased $109 million, or 23%, primarily due to a $72 million decrease in the volume of KWHs sold through short-term sales and a $37 million decrease in the market price of energy.
Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	Total KWHs	Total KWH % Change	Total KWHs
	2019		2018
	(in billions of KWHs)
Generation	47		46
Purchased power	3		4
Total generation and purchased power	50	—%	50
Total generation and purchased power, excluding solar, wind, and tolling agreements	29	—%	29
Southern Power's PPAs for natural gas generation generally provide that the purchasers are responsible for either procuring the fuel (tolling agreements) or reimbursing Southern Power for substantially all of the cost of fuel relating to the energy delivered under such PPAs. Consequently, changes in such fuel costs are generally accompanied by a corresponding change in related fuel revenues and do not have a significant impact on net income. Southern Power is responsible for the cost of fuel for generating units that are not covered under PPAs. Power from these generating units is sold into the wholesale market or into the Southern Company power pool for capacity owned directly by Southern Power.
Purchased power expenses will vary depending on demand, availability, and the cost of generating resources throughout the Southern Company system and other contract resources. Load requirements are submitted to the Southern Company power pool on an hourly basis and are fulfilled with the lowest cost alternative, whether that is generation owned by Southern Power, an affiliate company, or external parties. Such purchased power costs are generally recovered through PPA revenues.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Details of Southern Power's fuel and purchased power expenses were as follows:

	2019	2018
	(in millions)
Fuel	$577	$699
Purchased power	108	176
Total fuel and purchased power expenses	$685	$875
In 2019, total fuel and purchased power expenses decreased $190 million, or 22%, compared to 2018. Fuel expense decreased $122 million, or 17%, due to a $137 million decrease in the average cost of fuel per KWH generated, partially offset by a $15 million increase associated with the volume of KWHs generated. Purchased power expense decreased $68 million, or 39%, due to a $37 million decrease associated with the average cost of purchased power and a $31 million decrease associated with the volume of KWHs purchased.
Other Operations and Maintenance Expenses
In 2019, other operations and maintenance expenses decreased $36 million, or 9%, compared to 2018. The decrease was due to gains totaling $17 million on the sale of wind turbine equipment, decreased expense of $17 million related to the dispositions of the Florida Plants and Plant Nacogdoches, and the recovery of $5 million in legal costs related to the Roserock solar facility litigation settlement in the first quarter 2019. See Note 15 to the financial statements under "Southern Power – Development Projects" and " – Sales of Natural Gas and Biomass Plants" for additional information on the sale of wind turbine equipment and the dispositions, respectively. Also see Note 3 to the financial statements under "General Litigation Matters – Southern Power" for additional information on the litigation settlement.
Asset Impairment
Asset impairment charges totaling $156 million were recorded in 2018, including $119 million related to the sale of the Florida Plants and $36 million related to wind turbine equipment held for development projects. Asset impairment charges in 2019 were immaterial. See Note 15 to the financial statements under "Southern Power – Sales of Natural Gas and Biomass Plants" and " – Development Projects" for additional information.
Gain on Dispositions, Net
The sale of Plant Nacogdoches in 2019 resulted in a $23 million gain. See Note 15 to the financial statements under "Southern Power – Sales of Natural Gas and Biomass Plants" for additional information.
Interest Expense, Net of Amounts Capitalized
In 2019, interest expense, net of amounts capitalized decreased $14 million, or 8%, compared to 2018, primarily due to a decrease in the amount of outstanding debt.
Other Income (Expense), Net
In 2019, other income (expense), net increased $24 million, or 104%, compared to 2018 primarily due to a $36 million gain arising from the Roserock solar facility litigation settlement in 2019, partially offset by a $14 million gain from a joint-development wind project in 2018 attributable to Southern Power's partner in the project, which was offset by a $14 million loss within noncontrolling interests. See Note 3 to the financial statements under "Southern Power" for additional information regarding the litigation settlement.
Income Taxes (Benefit)
In 2019, income tax benefit was $56 million compared to $164 million for 2018, a decrease of $108 million, primarily attributable to reductions in tax benefits of $127 million from wind PTCs primarily following the 2018 sale of a noncontrolling tax equity interest in SP Wind and $65 million from changes in state apportionment rates following the 2018 reorganizations of certain legal entities, as well as a $64 million increase in income tax expense as a result of higher pre-tax earnings, partially offset by $79 million in tax expense recognized in 2018 related to the Tax Reform Legislation and a $75 million tax benefit resulting from the recognition of deferred ITCs remaining from the original construction recognized in connection with the sale of Plant Nacogdoches.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

See FUTURE EARNINGS POTENTIAL – "Income Tax Matters – Federal Tax Reform Legislation" herein and Notes 1, 10, and 15 to the financial statements under "Income Taxes," "Effective Tax Rate," and "Southern Power," respectively, for additional information.
Net Income Attributable to Noncontrolling Interests
In 2019, net income attributable to noncontrolling interests decreased $69 million, or 117%, compared to 2018. The decrease was primarily due to $92 million of losses attributable to noncontrolling interests related to the tax equity partnerships entered into in 2018 and $14 million attributable to a joint-development wind project in 2018, partially offset by an allocation of approximately $29 million of income to the noncontrolling interest partner related to the Roserock solar facility litigation settlement. See Note 3 to the financial statements under "General Litigation Matters – Southern Power" and Note 7 to the financial statements under "Southern Power" for additional information regarding the litigation settlement and tax equity partnerships, respectively.
Southern Company Gas
Operating Metrics
Southern Company Gas continues to focus on several operating metrics, including Heating Degree Days, customer count, and volumes of natural gas sold.
Southern Company Gas measures weather and the effect on its business using Heating Degree Days. Generally, increased Heating Degree Days result in higher demand for natural gas on Southern Company Gas' distribution system. Southern Company Gas has various regulatory mechanisms, such as weather and revenue normalization and straight-fixed-variable rate design, which limit its exposure to weather changes within typical ranges in each of its utility's respective service territory, including Nicor Gas following the approval of a revenue decoupling mechanism for residential customers in its recent rate case. Southern Company Gas also utilizes weather hedges to limit the negative income impacts in the event of warmer-than-normal weather.
The number of customers served by gas distribution operations and gas marketing services can be impacted by natural gas prices, economic conditions, and competition from alternative fuels. Gas distribution operations and gas marketing services' customers are primarily located in Georgia and Illinois.
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

	Percent Generated During Heating Season
	Operating Revenues	Net Income
2019	68.7%	86.8%
2018	68.7%	96.0%
Net Income
Net income attributable to Southern Company Gas in 2019 was $585 million, an increase of $213 million, or 57.3%, compared to the prior year. The change in net income includes a $125 million increase at wholesale gas services, an increase of $57 million in continued investment in infrastructure replacement programs and base rate changes at gas distribution operations, net of depreciation, a $34 million decrease in income taxes primarily at Atlanta Gas Light due to increased flowback of excess deferred income taxes in lieu of a rate increase as previously authorized by the Georgia PSC, and an $11 million increase in earnings from equity method investments in 2019. This increase also includes a $51 million net loss in 2018 from the Southern Company Gas

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Dispositions (including the goodwill impairment charge) and $21 million in disposition-related costs in 2018, partially offset by $86 million in after-tax impairment charges in 2019. See Notes 3 and 15 to the financial statements under "Other Matters – Southern Company Gas" and "Southern Company Gas – Proposed Sale of Pivotal LNG and Atlantic Coast Pipeline," respectively, for additional information on the impairment charges. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings – Nicor Gas" and " – Atlanta Gas Light" for additional information on the impacts of the Tax Reform Legislation. Also see FUTURE EARNINGS POTENTIAL – "Income Tax Matters" herein and Notes 10 and 15 to the financial statements for additional information.
A condensed income statement for Southern Company Gas follows:

	2019	Increase (Decrease) from 2018
	(in millions)
Operating revenues	$3,792	$(117)
Cost of natural gas	1,319	(220)
Cost of other sales	—	(12)
Other operations and maintenance	888	(93)
Depreciation and amortization	487	(13)
Taxes other than income taxes	213	2
Impairment charges	115	73
(Gain) loss on dispositions, net	—	291
Total operating expenses	3,022	28
Operating income	770	(145)
Earnings from equity method investments	157	9
Interest expense, net of amounts capitalized	232	4
Other income (expense), net	20	19
Earnings before income taxes	715	(121)
Income taxes	130	(334)
Net Income	$585	$213
The Southern Company Gas Dispositions were completed by July 29, 2018 and represent the primary variance driver for 2019 compared to 2018. Detailed variance explanations are provided herein. See Note 15 to the financial statements under "Southern Company Gas" for additional information on the Southern Company Gas Dispositions.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Operating Revenues
Operating revenues in 2019 were $3.8 billion, a $117 million decrease, compared to 2018. Details of operating revenues were as follows:

2019
(in millions)
Operating revenues – prior year	$3,909
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	96
Gas costs and other cost recovery	(89)
Wholesale gas services	150
Southern Company Gas Dispositions(*)	(300)
Other	26
Operating revenues – current year	$3,792
Percent change	(3.0)%

(*)
Includes a $245 million decrease related to natural gas revenues, including alternative revenue programs, and a $55 million decrease related to other revenues. See Note 15 to the financial statements under "Southern Company Gas" for additional information.

Revenues from infrastructure replacement programs and base rate changes increased in 2019 compared to the prior year primarily due to increases of $74 million at Nicor Gas and $16 million at Atlanta Gas Light. These amounts include gas distribution operations' continued investments recovered through infrastructure replacement programs and base rate increases as well as customer refunds in 2018 as a result of the Tax Reform Legislation. See Note 2 to the financial statements under "Southern Company Gas" for additional information.
Revenues associated with gas costs and other cost recovery decreased in 2019 compared to the prior year primarily due to lower natural gas prices and decreased volumes of natural gas sold. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. See "Cost of Natural Gas" herein for additional information.
Revenues from wholesale gas services increased in 2019 primarily due to derivative gains, partially offset by decreased commercial activity. See "Segment Information – Wholesale Gas Services" herein for additional information.
Other revenues increased in 2019 primarily due to increases in customers at gas distribution operations and recovery of prior period hedge losses at gas marketing services.
Heating Degree Days
During Heating Season, natural gas usage and operating revenues are generally higher. Weather typically does not have a significant net income impact other than during the Heating Season. The following table presents the Heating Degree Days information for Illinois and Georgia, the primary locations where Southern Company Gas' operations are impacted by weather.

	Years Ended December 31,			2019 vs. normal	2019 vs. 2018
	Normal(a)	2019	2018	colder (warmer)	colder (warmer)
	(in thousands)
Illinois(b)	5,782	6,136	6,101	6.1%	0.6%
Georgia	2,529	2,157	2,588	(14.7)%	(16.7)%

(a)
Normal represents the 10-year average from January 1, 2009 through December 31, 2018 for Illinois at Chicago Midway International Airport and for Georgia at Atlanta Hartsfield-Jackson International Airport, based on information obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center.

(b)
Heating Degree Days in Illinois are expected to have a limited financial impact in future years. On October 2, 2019, Nicor Gas received approval for a volume balancing adjustment, a revenue decoupling mechanism for residential customers that provides a monthly benchmark level of revenue per rate class for recovery.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Southern Company Gas hedged its exposure to warmer-than-normal weather in Illinois for gas distribution operations and in Illinois and Georgia for gas marketing services. The remaining impacts of weather on earnings were immaterial.
Customer Count
The following table provides the number of customers served by Southern Company Gas at December 31, 2019 and 2018:

	2019	2018
	(in thousands, except market share %)
Gas distribution operations	4,277	4,248
Gas marketing services
Energy customers(*)	631	697
Market share of energy customers in Georgia	28.9%	29.0%

(*)
Gas marketing services' customers are primarily located in Georgia and Illinois. Also included as of December 31, 2018 were approximately 70,000 customers in Ohio contracted through an annual auction process to serve for 12 months beginning April 1, 2018.

Southern Company Gas anticipates overall customer growth trends in gas distribution operations to continue as it expects continued improvement in the new housing market and low natural gas prices. Southern Company Gas uses a variety of targeted marketing programs to attract new customers and to retain existing customers.
Cost of Natural Gas
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, gas distribution operations charges its utility customers for natural gas consumed using natural gas cost recovery mechanisms set by the applicable state regulatory agencies. Under these mechanisms, all prudently-incurred natural gas costs are passed through to customers without markup, subject to regulatory review. Gas distribution operations defers or accrues the difference between the actual cost of natural gas and the amount of commodity revenue earned in a given period. The deferred or accrued amount is either billed or refunded to customers prospectively through adjustments to the commodity rate. Deferred natural gas costs are reflected as regulatory assets and accrued natural gas costs are reflected as regulatory liabilities. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 84.5% of the total cost of natural gas for 2019.
Gas marketing services customers are charged for actual and estimated natural gas consumed. Cost of natural gas includes the cost of fuel and associated transportation costs, lost and unaccounted for gas, adjustments to reduce the value of inventories to market value, if applicable, and gains and losses associated with certain derivatives.
In 2019, cost of natural gas was $1.3 billion, a decrease of $220 million, or 14.3%, compared to the prior year. Excluding a $106 million decrease related to the Southern Company Gas Dispositions, cost of natural gas decreased by $114 million, which reflects a 14.8% decrease in natural gas prices compared to 2018.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Volumes of Natural Gas Sold
The following table details the volumes of natural gas sold during all periods presented.

			2019 vs. 2018
	2019	2018	% Change
Gas distribution operations (mmBtu in millions)
Firm	677	721	(6.1)%
Interruptible	92	95	(3.2)%
Total(*)	769	816	(5.8)%
Wholesale gas services (mmBtu in millions/day)
Daily physical sales	6.4	6.7	(4.5)%
Gas marketing services (mmBtu in millions)
Firm:
Georgia	33	37	(10.8)%
Illinois	12	13	(7.7)%
Other	15	20	(25.0)%
Interruptible large commercial and industrial	14	14	—%
Total	74	84	(11.9)%

(*)
Includes total volumes of natural gas sold of 38 mmBtu for 2018 related to Elizabethtown Gas, Elkton Gas, and Florida City Gas, which were sold in July 2018. See Note 15 to the financial statements under "Southern Company Gas – Sale of Elizabethtown Gas and Elkton Gas" and " – Sale of Florida City Gas" for additional information.

Cost of Other Sales
Cost of other sales related to Pivotal Home Solutions, which was sold on June 4, 2018. See Note 15 to the financial statements under "Southern Company Gas – Sale of Pivotal Home Solutions" for additional information.
Other Operations and Maintenance Expenses
In 2019, other operations and maintenance expenses decreased $93 million, or 9.5%, compared to the prior year. Excluding a $65 million decrease related to the Southern Company Gas Dispositions, other operations and maintenance expenses decreased $28 million. This decrease was primarily due to $28 million of disposition-related costs incurred during 2018, a $12 million adjustment in 2018 for the adoption of a new paid time off policy, an $11 million expense for a litigation settlement to facilitate the sale of Pivotal Home Solutions in 2018, and a $7 million decrease in compensation and benefits costs, partially offset by a $22 million increase in rider expenses, primarily at Nicor Gas, passed through directly to customers. See FUTURE EARNINGS POTENTIAL – "Southern Company Gas – Utility Regulation and Rate Design" herein for additional information.
Depreciation and Amortization
In 2019, depreciation and amortization decreased $13 million, or 2.6%, compared to the prior year. Excluding a $27 million decrease related to the Southern Company Gas Dispositions, depreciation and amortization increased $14 million. This increase was primarily due to continued infrastructure investments at gas distribution operations, partially offset by accelerated depreciation related to assets retired in 2018. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" for additional information.
Impairment Charges
In 2019, Southern Company Gas recorded impairment charges of $91 million related to a natural gas storage facility in Louisiana and $24 million in contemplation of the sale of its interests in Pivotal LNG and Atlantic Coast Pipeline. In 2018, a goodwill impairment charge of $42 million was recorded in contemplation of the sale of Pivotal Home Solutions. See Notes 1, 3, and 15 to the financial statements under "Goodwill and Other Intangible Assets and Liabilities," "Other Matters – Southern Company Gas," and "Southern Company Gas," respectively, for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

(Gain) Loss on Dispositions, Net
In 2018, gain on dispositions, net was $291 million and was associated with the Southern Company Gas Dispositions. The income tax expense on these gains included income tax expense on goodwill not deductible for tax purposes and for which a deferred tax liability had not been recorded previously.
Earnings from Equity Method Investments
In 2019, earnings from equity method investments increased $9 million, or 6.1%, compared to the prior year and reflect higher earnings from SNG as a result of rate increases that became effective September 2018, partially offset by a $6 million pre-tax loss on the sale of Triton in May 2019. See Note 7 to the financial statements under "Southern Company Gas" for additional information.
Other Income (Expense), Net
In 2019, other income (expense), net increased $19 million compared to the prior year. This increase primarily resulted from a $23 million decrease in charitable donations in 2019.
Income Taxes
In 2019, income taxes decreased $334 million, or 72.0%, compared to the prior year. This decrease primarily reflects a reduction of $348 million related to the Southern Company Gas Dispositions, as well as $29 million in benefits associated with impairment charges in 2019 and additional benefits from the flowback of excess deferred income taxes in 2019 primarily at Atlanta Gas Light as previously authorized by the Georgia PSC, partially offset by $48 million of additional taxes associated with increased pre-tax earnings at wholesale gas services.
See FUTURE EARNINGS POTENTIAL – "Income Tax Matters" herein and Note 10 to the financial statements for additional information. Also see Notes 2, 3, and 15 to the financial statements under "Southern Company Gas," "Other Matters – Southern Company Gas," and "Southern Company Gas – Proposed Sale of Pivotal LNG and Atlantic Coast Pipeline," respectively, for additional information on Atlanta Gas Light's regulatory treatment of the impacts of the Tax Reform Legislation and the impairment charges.
Performance and Non-GAAP Measures
Adjusted operating margin is a non-GAAP measure that is calculated as operating revenues less cost of natural gas, cost of other sales, and revenue tax expense. Adjusted operating margin excludes other operations and maintenance expenses, depreciation and amortization, taxes other than income taxes, impairment charges, and gain (loss) on dispositions, net, which are included in the calculation of operating income as calculated in accordance with GAAP and reflected in the statements of income. The presentation of adjusted operating margin is believed to provide useful information regarding the contribution resulting from base rate changes, infrastructure replacement programs and capital projects, and customer growth at gas distribution operations since the cost of natural gas and revenue tax expense can vary significantly and are generally billed directly to customers. Southern Company Gas further believes that utilizing adjusted operating margin at gas pipeline investments, wholesale gas services, and gas marketing services allows it to focus on a direct measure of performance before overhead costs. The applicable reconciliation of operating income to adjusted operating margin is provided herein.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Reconciliations of operating income to adjusted operating margin are as follows:

	2019	2018
	(in millions)
Operating Income	$770	$915
Other operating expenses(a)	1,703	1,443
Revenue taxes(b)	(114)	(111)
Adjusted Operating Margin	$2,359	$2,247

(a)	Includes other operations and maintenance, depreciation and amortization, taxes other than income taxes, impairment charges, and gain (loss) on dispositions, net.

(b)	Nicor Gas' revenue tax expenses, which are passed through directly to customers.
Segment Information

	2019			2018
	Adjusted Operating Margin(a)	Operating Expenses(a)	Net Income (Loss)	Adjusted Operating Margin(a)	Operating Expenses (a)(b)	Net Income (Loss)(b)
	(in millions)			(in millions)
Gas distribution operations	$1,799	$1,226	$337	$1,794	$890	$334
Gas pipeline investments	32	12	94	32	12	103
Wholesale gas services	273	54	163	134	64	38
Gas marketing services	234	122	83	263	244	(40)
All other	28	182	(92)	33	131	(63)
Intercompany eliminations	(7)	(7)	—	(9)	(9)	—
Consolidated	$2,359	$1,589	$585	$2,247	$1,332	$372

(a)	Adjusted operating margin and operating expenses are adjusted for Nicor Gas' revenue tax expenses, which are passed through directly to customers.

(b)
Operating expenses for gas distribution operations and gas marketing services include the gain on dispositions, net. Net income for gas distribution operations and gas marketing services includes the gain on dispositions, net and the associated income tax expense. See Note 15 to the financial statements under "Southern Company Gas" for additional information.

Gas Distribution Operations
Gas distribution operations is the largest component of Southern Company Gas' business and is subject to regulation and oversight by agencies in each of the states it serves. These agencies approve natural gas rates designed to provide Southern Company Gas with the opportunity to generate revenues to recover the cost of natural gas delivered to its customers and its fixed and variable costs, including depreciation, interest expense, operations and maintenance, taxes, and overhead costs, and to earn a reasonable return on its investments.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

The following table details the results of gas distribution operations including and excluding the impact of the utilities sold in 2018.

Favorable(unfavorable)	2019 vs 2018	Impacts of Utilities Sold in 2018	Variance Excluding Utilities Sold in 2018
	(in millions)
Adjusted Operating Margin	$5	$138	$143
Operating expenses	(336)	246	(90)
Other income (expense), net	(3)	—	(3)
Interest expenses	(9)	(13)	(22)
Income tax expense	346	(315)	31
Net income	$3	$56	$59
Excluding the impact of the utilities sold in 2018, net income in 2019 increased $59 million, or 21.2%, compared to the prior year. The $143 million increase in adjusted operating margin reflects additional revenue from base rate increases and continued investment recovered through infrastructure replacement programs, a decrease in refunds associated with bad debt riders, and the customer refunds in 2018 as a result of the Tax Reform Legislation. The $90 million increase in operating expenses includes increases in compensation and benefit costs and rider expenses passed through directly to customers, as well as additional depreciation primarily due to additional assets placed in service. The $3 million decrease in other income (expense), net is primarily due to a contractor litigation settlement in 2018. The $22 million increase in interest expense is primarily from the issuance of first mortgage bonds at Nicor Gas. The $31 million decrease in income tax expense is primarily due to an increase in the flowback of excess deferred income taxes in 2019 primarily at Atlanta Gas Light.
See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings – Atlanta Gas Light" and " – Infrastructure Replacement Programs and Capital Projects – Atlanta Gas Light – PRP" herein for additional information on Atlanta Gas Light's stipulation reflecting the impacts of the Tax Reform Legislation and the contractor litigation settlement, respectively.
Gas Pipeline Investments
Gas pipeline investments consists primarily of joint ventures in natural gas pipeline investments including SNG, Atlantic Coast Pipeline, PennEast Pipeline, and Dalton Pipeline. See Note 7 to the financial statements under "Southern Company Gas" for additional information.
Net income in 2019 decreased $9 million, or 8.7%, compared to the prior year. This decrease primarily relates to an increase in tax expense due to changes in state apportionment rates, partially offset by higher earnings from SNG.
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
Net income in 2019 increased $125 million, or 328.9%, compared to the prior year. This increase primarily relates to a $139 million increase in adjusted operating margin, a $10 million decrease in operating expenses, and a $20 million increase in other income (expense), partially offset by a $48 million increase in income taxes.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Details of adjusted operating margin are provided in the table below.

	2019	2018
	(in millions)
Commercial activity recognized	$54	$254
Gain on storage derivatives	40	9
Gain (loss) on transportation and forward commodity derivatives	186	(119)
LOCOM adjustments, net of current period recoveries	(16)	(7)
Purchase accounting adjustments to fair value inventory and contracts	9	(3)
Adjusted operating margin	$273	$134
Change in Commercial Activity
The commercial activity at wholesale gas services includes recognition of storage and transportation values that were generated in prior periods, which reflect the impact of prior period hedge gains and losses as associated physical transactions occur. The decrease in commercial activity in 2019 compared to the prior year was primarily due to significant natural gas price volatility that resulted from prolonged cold weather during 2018 coupled with low natural gas supply.
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
The natural gas that wholesale gas services purchases and injects into storage is accounted for at the LOCOM value utilizing gas daily or spot prices at the end of the year. See Note 1 to the financial statements under "Natural Gas for Sale" for additional information.
Withdrawal Schedule and Physical Transportation Transactions
The expected natural gas withdrawals from storage and expected offset to prior hedge losses/gains associated with the transportation portfolio of wholesale gas services are presented in the following table, along with the net operating revenues expected at the time of withdrawal from storage and the physical flow of natural gas between contracted transportation receipt and delivery points. Wholesale gas services' expected net operating revenues exclude storage and transportation demand charges, as well as other variable fuel, withdrawal, receipt, and delivery charges, and exclude estimated profit sharing under asset management agreements. Further, the amounts that are realizable in future periods are based on the inventory withdrawal schedule, planned physical flow of natural gas between the transportation receipt and delivery points, and forward natural gas prices at December 31, 2019. A portion of wholesale gas services' storage inventory and transportation capacity is economically hedged with futures contracts, which results in the realization of substantially fixed net operating revenues.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

	Storage Withdrawal
	Total storage(a)	Expected net operating losses(b)	Physical Transportation Transactions – Expected Net Operating Gains(c)
	(in mmBtu in millions)	(in millions)	(in millions)
2020	61	$6	$(119)
2021 and thereafter	—	—	(67)
Total at December 31, 2019	61	$6	$(186)

(a)	At December 31, 2019, the WACOG of wholesale gas services' expected natural gas withdrawals from storage was $1.87 per mmBtu.

(b)
Represents expected operating losses from planned storage withdrawals associated with existing inventory positions and could change as wholesale gas services adjusts its daily injection and withdrawal plans in response to changes in future market conditions and forward NYMEX price fluctuations.

(c)
Represents the expected net gains during the periods in which the derivatives will be settled and the physical transportation transactions will occur that offset the derivative gains and losses previously recognized.

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
Net income increased $123 million in 2019 compared to the prior year. This increase primarily relates to a $122 million decrease in operating expenses and a $27 million decrease in income tax expense, partially offset by a $29 million decrease in adjusted operating margin.
Excluding a $43 million decrease attributable to the 2018 disposition of Pivotal Home Solutions, adjusted operating margin increased $14 million, which primarily reflects favorable margins and recovery of prior period hedge losses. Excluding a $116 million decrease attributable to the 2018 disposition of Pivotal Home Solutions that includes the related goodwill impairment charge, operating expense decreased $6 million due to lower amortization of intangible assets. Excluding a $33 million decrease attributable to the 2018 disposition of Pivotal Home Solutions, income tax expense increased $6 million primarily due to higher pre-tax earnings.
All Other
All other includes Southern Company Gas' storage and fuels operations and its investment in Triton through completion of its sale on May 29, 2019, AGL Services Company, and Southern Company Gas Capital, as well as various corporate operating expenses that are not allocated to the reportable segments and interest income (expense) associated with affiliate financing arrangements.
Net loss increased $29 million, or 46.0%, in 2019 compared to the prior year. This increase primarily reflects a $51 million increase in operating expenses, partially offset by a $39 million decrease in income taxes. The increase in operating expenses primarily reflects a $91 million impairment charge related to a natural gas storage facility in Louisiana and a $24 million impairment charge in contemplation of the sale of Southern Company Gas' interests in Pivotal LNG and Atlantic Coast Pipeline, partially offset by a $12 million one-time adjustment in the first quarter 2018 for the adoption of a new paid time off policy, $28 million of disposition-related costs incurred during 2018, and a $14 million decrease in depreciation and amortization. The decrease in income taxes reflects a $29 million benefit due to the impairment charge, a $13 million benefit related to the reversal of a federal income tax valuation allowance in connection with the sale of Triton, the impact of deferred tax expenses related to the enactment of the State of Illinois income tax legislation in 2018, and changes in state income tax apportionment factors in several states during 2019. See Note 3 to the financial statements under "Other Matters – Southern Company Gas," Note 10 to the financial statements, and Note 15 to the financial statements under "Southern Company Gas – Proposed Sale of Pivotal LNG and Atlantic Coast Pipeline" for additional information.
Segment Reconciliations
Reconciliations of operating income to adjusted operating margin for 2019 and 2018 are provided in the following tables. See Note 16 to the financial statements under "Southern Company Gas" for additional segment information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

	2019
	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services	Gas Marketing Services	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$573	$20	$219	$112	$(154)	$—	$770
Other operating expenses(a)	1,340	12	54	122	182	(7)	1,703
Revenue tax expense(b)	(114)	—	—	—	—	—	(114)
Adjusted Operating Margin	$1,799	$32	$273	$234	$28	$(7)	$2,359

	2018
	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services	Gas Marketing Services	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$904	$20	$70	$19	$(98)	$—	$915
Other operating expenses(a)	1,001	12	64	244	131	(9)	1,443
Revenue tax expense(b)	(111)	—	—	—	—	—	(111)
Adjusted Operating Margin	$1,794	$32	$134	$263	$33	$(9)	$2,247

(a)	Includes other operations and maintenance, depreciation and amortization, taxes other than income taxes, impairment charges, and (gain) loss on dispositions, net.

(b)	Nicor Gas' revenue tax expenses, which are passed through directly to customers.
Effects of Inflation
The traditional electric operating companies and the natural gas distribution utilities are subject to rate regulation that is generally based on the recovery of historical and projected costs. The effects of inflation can create an economic loss since the recovery of costs could be in dollars that have less purchasing power. Southern Power is party to long-term contracts reflecting market-based rates, including inflation expectations. Any adverse effect of inflation on the Registrants' results of operations has not been substantial in recent years. See Note 2 to the financial statements for additional information on rate regulation.
FUTURE EARNINGS POTENTIAL
General
Prices for electric service provided by the traditional electric operating companies and natural gas distributed by the natural gas distribution utilities to retail customers are set by state PSCs or other applicable state regulatory agencies under cost-based regulatory principles. Retail rates and earnings are reviewed and may be adjusted periodically within certain limitations. Prices for wholesale electricity sales, interconnecting transmission lines, and the exchange of electric power are regulated by the FERC. Southern Power continues to focus on long-term PPAs. See ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates – Utility Regulation" herein and Note 2 to the financial statements for additional information about regulatory matters.
Each Registrant's results of operations are not necessarily indicative of its future earnings potential. Recent disposition activities described under "Acquisitions and Dispositions" herein and in Note 15 to the financial statements will impact future earnings for the applicable Registrants. The level of the Registrants' future earnings depends on numerous factors that affect the opportunities, challenges, and risks of the Registrants' primary businesses of selling electricity and/or distributing natural gas, as described further herein.
For the traditional electric operating companies, these factors include the ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs during a time of increasing costs, continued customer growth, and the trend of reduced electricity usage per customer, especially in residential and commercial markets. Other major factors include Plant Vogtle Units 3 and 4 construction and rate recovery related thereto for Georgia Power and the ability to prevail against legal challenges associated with the Kemper County energy facility for Mississippi Power.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Earnings in the electricity business will also depend upon maintaining and growing sales, considering, among other things, the adoption and/or penetration rates of increasingly energy-efficient technologies, increasing volumes of electronic commerce transactions, and, for Georgia Power, more multi-family home construction, all of which could contribute to a net reduction in customer usage.
The level of future earnings for Southern Power's competitive wholesale electric business depends on numerous factors including Southern Power's ability to execute its growth strategy through the development or acquisition of renewable facilities and other energy projects while containing costs, as well as regulatory matters, creditworthiness of customers, total electric generating capacity available in Southern Power's market areas, and Southern Power's ability to successfully remarket capacity as current contracts expire. In addition, renewable portfolio standards, transmission constraints, cost of generation from units within the Southern Company power pool, and operational limitations could influence Southern Power's future earnings.
The level of future earnings for Southern Company Gas' primary business of distributing natural gas and its complementary businesses in the gas pipeline investments, wholesale gas services, and gas marketing services sectors depends on numerous factors. These factors include the natural gas distribution utilities' ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs, the completion and subsequent operation of ongoing infrastructure and other construction projects, creditworthiness of customers, and Southern Company Gas' ability to optimize its transportation and storage positions and to re-contract storage rates at favorable prices. The volatility of natural gas prices has an impact on Southern Company Gas' customer rates, its long-term competitive position against other energy sources, and the ability of Southern Company Gas' gas marketing services and wholesale gas services businesses to capture value from locational and seasonal spreads. Additionally, changes in commodity prices subject a portion of Southern Company Gas' operations to earnings variability. Over the longer term, volatility is expected to be low to moderate and locational and/or transportation spreads are expected to decrease as new pipelines are built to reduce the existing supply constraints in the shale areas of the Northeast U.S. To the extent these pipelines are further delayed or not built, volatility could increase. See "Construction Programs" herein for additional information on permitting challenges experienced by the Atlantic Coast Pipeline and the PennEast Pipeline. Additional economic factors may contribute to this environment, including a significant drop in oil and natural gas prices, which could lead to consolidation of natural gas producers or reduced levels of natural gas production. Further, if economic conditions continue to improve, the demand for natural gas may increase, which may cause natural gas prices to rise and drive higher volatility in the natural gas markets on a longer-term basis.
Earnings for both the electricity and natural gas businesses are subject to a variety of other factors. These factors include weather, competition, developing new and maintaining existing energy contracts and associated load requirements with wholesale customers, energy conservation practiced by customers, the use of alternative energy sources by customers, the prices of electricity and natural gas, and the price elasticity of demand. Demand for electricity and natural gas in the Registrants' service territories is primarily driven by the pace of economic growth or decline that may be affected by changes in regional and global economic conditions, which may impact future earnings.
Mississippi Power provides service under long-term contracts with rural electric cooperative associations and municipalities located in southeastern Mississippi under cost-based electric tariffs which are subject to regulation by the FERC. The contracts with these wholesale customers represented 15.7% of Mississippi Power's total operating revenues in 2019 and are generally subject to 10-year rolling cancellation notices. Historically, these wholesale customers have acted as a group and any changes in contractual relationships for one customer are likely to be followed by the other wholesale customers.
As part of its ongoing effort to adapt to changing market conditions, Southern Company continues to evaluate and consider a wide array of potential business strategies. These strategies may include business combinations, partnerships, and acquisitions involving other utility or non-utility businesses or properties, disposition of certain assets or businesses, internal restructuring, or some combination thereof. Furthermore, Southern Company may engage in new business ventures that arise from competitive and regulatory changes in the utility industry. Pursuit of any of the above strategies, or any combination thereof, may significantly affect the business operations, risks, and financial condition of Southern Company. In addition, Southern Power and Southern Company Gas regularly consider and evaluate joint development arrangements as well as acquisitions and dispositions of businesses and assets as part of their business strategies. See "Acquisitions and Dispositions" herein and Note 15 to the financial statements for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Acquisitions and Dispositions
See Note 15 to the financial statements for additional information.
Southern Company
On January 1, 2019, Southern Company completed the sale of Gulf Power to NextEra Energy for an aggregate cash purchase price of approximately $5.8 billion (less $1.3 billion of indebtedness assumed), including the final working capital adjustments. The gain associated with the sale of Gulf Power totaled $2.6 billion pre-tax ($1.4 billion after tax). In 2018, net income attributable to Gulf Power was $160 million.
Alabama Power
On September 6, 2019, Alabama Power entered into a purchase and sale agreement (Autauga Combined Cycle Acquisition) to acquire all of the equity interests in Tenaska Alabama II Partners, L.P. Tenaska Alabama II Partners, L.P. owns and operates an approximately 885-MW combined cycle generation facility in Autauga County, Alabama. The transaction is expected to close by September 1, 2020. As part of the Autauga Combined Cycle Acquisition, Alabama Power will assume an existing power sales agreement under which the full output of the generating facility remains committed to another third party for its remaining term of approximately three years. The estimated revenues from the power sales agreement are expected to offset the associated costs of operation during the remaining term.
The completion of the Autauga Combined Cycle Acquisition is subject to the satisfaction or waiver of certain conditions, including, among other customary conditions, approval by the Alabama PSC and the FERC. Alabama Power expects to obtain all regulatory approvals by the end of the third quarter 2020.
The ultimate outcome of this matter cannot be determined at this time.
Southern Power
Acquisitions
During 2019, Southern Power acquired a controlling interest in the fuel cell generation facility listed below and acquired the Skookumchuck wind facility discussed under "Construction Programs – Southern Power" herein. Acquisition-related costs were expensed as incurred and were not material.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Southern Power Ownership Percentage	COD	PPA Counterparty	PPA Remaining Period
DSGP(a)	Fuel Cell	28	Delaware	100% of Class B	N/A(b)	Delmarva Power & Light	15 years

(a)
During 2019, Southern Power made a total investment of approximately $167 million in DSGP and now holds a controlling interest and consolidates 100% of DSGP's operating results. Southern Power records net income attributable to noncontrolling interests for approximately 10 MWs of the facility.

(b)
Southern Power's 18-MW share of the facility was repowered between June and August 2019. In December 2019, a Class C member joined the existing partnership between the Class A member and Southern Power and made an investment to repower the remaining 10 MWs. In connection with the Class C member joining the partnership, the original fuel cells (before repower), which had a carrying value of approximately $55 million, were distributed to the Class A member in a non-cash transaction that was excluded from the statements of cash flows.

Development Projects
Southern Power continues to evaluate and refine the deployment of the remaining wind turbine equipment purchased in 2016 and 2017 to development and construction projects. Wind projects utilizing equipment purchased in 2016 and 2017, and reaching commercial operation by the end of 2020 and 2021, are expected to qualify for 100% and 80% PTCs, respectively. The significant majority of this equipment either has been deployed to completed projects, projects under construction, or projects that are probable of being completed or has been sold to third parties. Sales during 2019 resulted in gains totaling approximately $17 million.
Sales of Renewable Facility Interests
In May 2018, Southern Power completed the sale of a noncontrolling 33% equity interest in SP Solar, a limited partnership indirectly owning substantially all of Southern Power's solar facilities, to Global Atlantic for approximately $1.2 billion. Since Southern Power retained control of the limited partnership through its wholly-owned general partner, the sale was recorded as an

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

equity transaction. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to Global Atlantic in accordance with their partnership ownership interests.
In December 2018, Southern Power completed the sale of a noncontrolling tax equity interest in SP Wind, which owns a portfolio of eight operating wind facilities, to three financial investors for approximately $1.2 billion. The tax equity investors together will generally receive 40% of the cash distributions from available cash and will receive 99% of the tax attributes, including future PTCs.
Southern Power consolidates each entity, as the primary beneficiary of the VIE, since it controls the most significant activities, including operating and maintaining the assets.
Sales of Natural Gas and Biomass Plants
In December 2018, Southern Power completed the sale of all of its equity interests in the Florida Plants to NextEra Energy for $203 million, including working capital adjustments. In contemplation of this sale transaction, Southern Power recorded an asset impairment charge of approximately $119 million ($89 million after tax) in May 2018. Pre-tax net income for the Florida Plants was $49 million for the period from January 1, 2018 to December 4, 2018.
On June 13, 2019, Southern Power completed the sale of its equity interests in Plant Nacogdoches, a 115-MW biomass facility located in Nacogdoches County, Texas, to Austin Energy, for a purchase price of approximately $461 million, including working capital adjustments. Southern Power recorded a gain of $23 million ($88 million after tax) on the sale. The pre-tax net income for Plant Nacogdoches was $13 million and $27 million for the period from January 1, 2019 to June 13, 2019 and for the year ended 2018, respectively.
On January 17, 2020, Southern Power completed the sale of its equity interests in Plant Mankato (including the 385-MW expansion unit completed in May 2019) to a subsidiary of Xcel for a purchase price of approximately $663 million, including estimated working capital adjustments. The sale resulted in a gain of approximately $39 million ($23 million after tax) in 2020. Pre-tax net income for Plant Mankato was $29 million and immaterial for the years ended December 31, 2019 and 2018, respectively. The assets and liabilities of Plant Mankato are classified as held for sale as of December 31, 2019 and 2018.
Southern Company Gas
In June 2018, Southern Company Gas completed the stock sale of Pivotal Home Solutions to American Water Enterprises LLC. Southern Company Gas and American Water Enterprises LLC entered into a transition services agreement whereby Southern Company Gas provided certain administrative and operational services through November 4, 2018.
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
The Southern Company Gas Dispositions resulted in a net loss of $51 million in 2018, which includes $342 million of tax expense. The after-tax impacts of these dispositions included income tax expense on goodwill not deductible for tax purposes and for which a deferred tax liability had not been recorded previously. In addition, a goodwill impairment charge of $42 million was recorded during 2018 in contemplation of the sale of Pivotal Home Solutions.
The Southern Company Gas Dispositions materially decreased Southern Company Gas' subsequent earnings and cash flows. For the year ended December 31, 2018, pre-tax earnings attributable to these dispositions were $297 million, which includes a $291 million gain on dispositions, net and a $42 million goodwill impairment. Due to the seasonal nature of the natural gas business and other factors including, but not limited to, weather, regulation, competition, customer demand, and general economic conditions, these results are not necessarily indicative of the results to be expected for any other period.
On May 29, 2019, Southern Company Gas sold its investment in Triton, a cargo container leasing company. This disposition resulted in a pre-tax loss of $6 million and a net after-tax gain of $7 million as a result of reversing a $13 million federal income tax valuation allowance.
On February 7, 2020, Southern Company Gas entered into agreements with Dominion Modular LNG Holdings, Inc. and Dominion Atlantic Coast Pipeline, LLC for the sale of its interests in Pivotal LNG and Atlantic Coast Pipeline, respectively, for an

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

aggregate purchase price of $165 million, including estimated working capital and timing adjustments. Southern Company Gas may also receive two payments of $5 million each, contingent upon certain milestones related to Pivotal LNG being met by Dominion Modular LNG Holdings, Inc. after the completion of the sale. Based on the terms of these pending transactions, Southern Company Gas recorded an asset impairment charge, exclusive of the contingent payments, for Pivotal LNG of approximately $24 million ($17 million after tax) as of December 31, 2019. The completion of each transaction is subject to the satisfaction or waiver of certain conditions, including, among other customary closing conditions, the completion of the other transaction and, for the sale of the interest in Atlantic Coast Pipeline, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transactions are expected to be completed in the first half of 2020; however, the ultimate outcome cannot be determined at this time. The assets and liabilities of Pivotal LNG and the interest in Atlantic Coast Pipeline are classified as held for sale as of December 31, 2019. See Notes 3, 7, and 15 to the financial statements under "Southern Company Gas – Gas Pipeline Projects," "Southern Company Gas – Equity Method Investments," and "Southern Company Gas – Proposed Sale of Pivotal LNG and Atlantic Coast Pipeline," respectively, for additional information.
Environmental Matters
The Southern Company system's operations are regulated by state and federal environmental agencies through a variety of laws and regulations governing air, water, land, and other natural resources. The Southern Company system maintains comprehensive environmental compliance and GHG strategies to assess both current and upcoming requirements and compliance costs associated with these environmental laws and regulations. The costs required to comply with environmental laws and regulations and to achieve stated goals, including capital expenditures, operations and maintenance costs, and costs reflected in ARO liabilities, may impact future electric generating unit retirement and replacement decisions, results of operations, cash flows, and/or financial condition. Related costs may result from the installation of additional environmental controls, closure and monitoring of CCR facilities, unit retirements, or changing fuel sources for certain existing units, as well as related upgrades to the Southern Company system's transmission and distribution (electric and natural gas) systems. A major portion of these costs is expected to be recovered through retail and wholesale rates, including existing ratemaking and billing provisions. The ultimate impact of environmental laws and regulations and the GHG goals discussed herein will depend on various factors, such as state adoption and implementation of requirements, the availability and cost of any deployed technology, fuel prices, and the outcome of pending and/or future legal challenges.
New or revised environmental laws and regulations could affect many areas of operations for the Subsidiary Registrants. The impact of any such changes cannot be determined at this time. Environmental compliance costs could affect earnings if such costs cannot continue to be recovered on a timely basis in rates for the traditional electric operating companies and the natural gas distribution utilities or through long-term wholesale agreements for the traditional electric operating companies and Southern Power.
Alabama Power and Mississippi Power recover environmental compliance costs through separate mechanisms, Rate CNP Compliance and the ECO Plan, respectively. Georgia Power's base rates include an Environmental Compliance Cost Recovery (ECCR) tariff that allows for the recovery of environmental compliance costs. The natural gas distribution utilities of Southern Company Gas generally recover environmental remediation expenditures through rate mechanisms approved by their applicable state regulatory agencies. See Notes 2 and 3 to the financial statements for additional information.
Southern Power's PPAs generally contain provisions that permit charging the counterparty with some of the new costs incurred as a result of changes in environmental laws and regulations. Since Southern Power's units are newer natural gas and renewable generating facilities, costs associated with environmental compliance for these facilities have been less significant than for similarly situated coal or older natural gas generating facilities. Environmental, natural resource, and land use concerns, including the applicability of air quality limitations, the potential presence of wetlands or threatened and endangered species, the availability of water withdrawal rights, uncertainties regarding impacts such as increased light or noise, and concerns about potential adverse health impacts can, however, increase the cost of siting and operating any type of future electric generating facility. The impact of such laws, regulations, and other considerations on Southern Power and subsequent recovery through PPA provisions cannot be determined at this time.
Further, increased costs that are recovered through regulated rates could contribute to reduced demand for electricity and natural gas, which could negatively affect results of operations, cash flows, and/or financial condition. Additionally, many commercial and industrial customers may also be affected by existing and future environmental requirements, which for some may have the potential to affect their demand for electricity and natural gas.
Although the timing, requirements, and estimated costs could change as environmental laws and regulations are adopted or modified, as compliance plans are revised or updated, and as legal challenges to rules are initiated or completed, estimated capital

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

expenditures through 2024 based on the current environmental compliance strategy for the Southern Company system and the traditional electric operating companies are as follows:

	2020	2021	2022	2023	2024	Total
	(in millions)
Southern Company	$223	$250	$244	$214	$131	$1,062
Alabama Power	80	77	82	97	103	439
Georgia Power	115	156	152	105	23	551
Mississippi Power	28	17	10	12	5	72
These estimates do not include any costs associated with potential regulation of GHG emissions. See "Global Climate Issues" herein for additional information. The Southern Company system also anticipates substantial expenditures associated with ash pond closure and ground water monitoring under the CCR Rule and related state rules, which are reflected in the applicable Registrants' ARO liabilities. See FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements" herein and Note 6 to the financial statements for additional information.
Environmental Laws and Regulations
Air Quality
The Southern Company system reduced SO2 and NOX air emissions by 98% and 88%, respectively, from 1990 to 2018. The Southern Company system reduced mercury air emissions by over 96% from 2005 to 2018.
The EPA finalized regional haze regulations in 2005 and 2017. These regulations require states, tribal governments, and various federal agencies to develop and implement plans to reduce pollutants that impair visibility and demonstrate reasonable progress toward the goal of restoring natural visibility conditions in certain areas, including national parks and wilderness areas. States are required to submit state implementation plans for the second ten-year planning period (2018 through 2028) by July 31, 2021. These plans could require further reductions in particulate matter, SO2, and/or NOX, which could result in increased compliance costs at affected electric generating units.
Water Quality
In 2014, the EPA finalized requirements under Section 316(b) of the Clean Water Act (CWA) to regulate cooling water intake structures (CWIS) to minimize their effects on fish and other aquatic life at existing power plants. The regulation requires plant-specific studies to determine applicable CWIS changes to protect organisms. The Southern Company system is conducting these studies and currently anticipates applicable CWIS changes may include fish-friendly CWIS screens with fish return systems and minor additions of monitoring equipment at certain plants. The impact of this rule will depend on the outcome of these plant-specific studies, any additional protective measures required to be incorporated into each plant's National Pollutant Discharge Elimination System (NPDES) permit based on site-specific factors, and the outcome of any legal challenges.
In 2015, the EPA finalized the steam electric effluent limitations guidelines (ELG) rule (2015 ELG Rule) that set national standards for wastewater discharges from new and existing steam electric generating units generating greater than 50 MWs. The 2015 ELG Rule prohibits effluent discharges of certain waste streams and imposes stringent limits on flue gas desulfurization (scrubber) wastewater discharges. The 2015 technology-based limits and the CCR Rule require extensive changes to existing ash and wastewater management systems or the installation and operation of new ash and wastewater management systems. Compliance with the 2015 ELG Rule is expected to require capital expenditures and increased operational costs for the traditional electric operating companies' coal-fired electric generation. State environmental agencies will incorporate specific compliance applicability dates in the NPDES permitting process for each ELG waste stream. On November 22, 2019, the EPA published a proposed rule that changes certain requirements in the 2015 ELG Rule, including adjusting compliance limits and providing certain exemptions for boilers that are expected to be retired by December 31, 2028 and for low utilization boilers (876,000 MWh/year or less). The proposal also extends the latest applicability date for flue gas desulfurization wastewater to December 31, 2025 but retains the latest applicability date of December 31, 2023 for bottom ash transport water. The impact of any changes to the 2015 ELG Rule will depend on the content of a new final rule, which the EPA plans to finalize by August 2020, and the outcome of any legal challenges.
Coal Combustion Residuals
In 2015, the EPA finalized non-hazardous solid waste regulations for the disposal of CCR, including coal ash and gypsum, in landfills and surface impoundments (ash ponds) at active electric generating power plants. The CCR Rule requires landfills and

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

ash ponds to be evaluated against a set of performance criteria and potentially closed if certain criteria are not met. Closure of existing landfills and ash ponds requires installation of equipment and infrastructure to manage CCR in accordance with the CCR Rule. In addition to the CCR Rule, the States of Alabama and Georgia finalized state regulations regarding the handling of CCR within their respective states. The State of Georgia received approval from the EPA on its partial permit program implementing the state CCR permit program in lieu of the federal self-implementing rule in accordance with the Water Infrastructure Improvements for the Nation Act. The State of Alabama also submitted its state CCR program for the EPA's review and approval. The State of Mississippi has not yet developed a state CCR permit program.
The EPA is in the process of amending portions of the CCR Rule. Most recently, on December 2, 2019, the EPA published a proposed rule that would require facilities to cease placement of both CCR and non-CCR waste in unlined surface impoundments as soon as technically feasible, no later than August 31, 2020. This proposed rule also includes extensions beyond August 31, 2020, provided that certain conditions are met. Impacts of the proposed rule to the Southern Company system are expected to be limited, as the traditional electric operating companies and SEGCO stopped sending coal ash from most of the generating units to unlined ponds in April 2019 and expect to stop sending coal ash from the remaining generating units within the timeframes and associated extensions allowed in the proposed rule.
Based on cost estimates for closure and monitoring of landfills and ash ponds pursuant to the CCR Rule, the Southern Company system recorded/revised AROs for each CCR unit in 2015 and has continued to update these cost estimates and ARO liabilities in subsequent years. The traditional electric operating companies expect to continue updating these estimates periodically as additional information related to ash pond closure methodologies, schedules, and/or costs becomes available. Alabama Power anticipates increasing the ARO for one of its ash ponds within the next nine months upon completion of a feasibility study and the related cost estimate, and the increase could be material. Additionally, the closure designs and plans in the States of Alabama and Georgia are subject to approval by environmental regulatory agencies. Absent continued recovery of ARO costs through regulated rates, results of operations, cash flows, and financial condition for Southern Company and the traditional electric operating companies could be materially impacted. See FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements" and FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Georgia Power – Integrated Resource Plan" herein and Note 6 to the financial statements for additional information.
The ultimate outcome of these matters cannot be determined at this time.
Environmental Remediation
The Southern Company system must comply with environmental laws and regulations governing the handling and disposal of waste and releases of hazardous substances. Under these various laws and regulations, the Southern Company system could incur substantial costs to clean up affected sites. The traditional electric operating companies and Southern Company Gas conduct studies to determine the extent of any required cleanup and have recognized the estimated costs to clean up known impacted sites in their financial statements. Amounts for cleanup and ongoing monitoring costs were not material for any year presented. The traditional electric operating companies and the natural gas distribution utilities in Illinois and Georgia (which represent substantially all of Southern Company Gas' accrued remediation costs) have all received authority from their respective state PSCs or other applicable state regulatory agencies to recover approved environmental compliance costs through regulatory mechanisms. These regulatory mechanisms are adjusted annually or as necessary within limits approved by the state PSCs or other applicable state regulatory agencies. The traditional electric operating companies and Southern Company Gas may be liable for some or all required cleanup costs for additional sites that may require environmental remediation. See Note 3 to the financial statements under "Environmental Remediation" for additional information.
Global Climate Issues
On July 8, 2019, the EPA published the final Affordable Clean Energy rule (ACE Rule) to repeal and replace the CPP. The ACE Rule requires states to develop unit-specific CO2 emission rate standards for existing coal-fired units based on heat-rate efficiency improvements. The ACE Rule is being challenged in the D.C. Circuit Court of Appeals and Georgia Power is an intervenor in the litigation in support of the rule, as are other industry parties. The ultimate impact of the ACE Rule to the Southern Company system will depend on state implementation plan requirements and the outcome of associated legal challenges and cannot be determined at this time.
Additional GHG policies, including legislation, may emerge in the future requiring the United States to transition to a lower GHG emitting economy; however, associated impacts are currently unknown. The Southern Company system has transitioned from an electric generating mix of 70% coal and 15% natural gas in 2007 to a mix of 22% coal and 52% natural gas in 2019, along with over 8,300 MWs of renewable resources. This transition has been supported in part by the Southern Company system retiring over 5,600 MWs of coal- and oil-fired generating capacity since 2010 and converting over 3,400 MWs of generating capacity from coal to natural gas since 2015. In addition, Southern Company Gas has replaced approximately 5,600 miles of bare steel and

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

cast-iron pipe, resulting in removal of approximately 2.5 million metric tons of GHG from its natural gas distribution system since 1998.
The following table provides the Registrants' 2018 and preliminary 2019 GHG emissions based on ownership or financial control of facilities:

	2018	Preliminary 2019
	(in million metric tons of CO2 equivalent)
Southern Company(a)(b)	102	88
Alabama Power	36	32
Georgia Power	30	27
Mississippi Power	8	9
Southern Power(b)	14	13
Southern Company Gas(b)	1	1

(a)	Includes non-registrant subsidiaries.

(b)
The 2018 and preliminary 2019 amounts include GHG emissions attributable to disposed assets through the date of the applicable disposition. See Note 15 to the financial statements for additional information regarding disposition activities.

Based on the preliminary 2019 amount above, the Southern Company system has achieved an estimated GHG emission reduction of 44% since 2007. In April 2018, Southern Company established an intermediate goal of a 50% reduction in carbon emissions from 2007 levels by 2030 and a long-term goal of low- to no-carbon operations by 2050. The Southern Company system's ability to achieve these goals depends on many external factors, including supportive national energy policies, low natural gas prices, and the development, deployment, and advancement of relevant energy technologies. The Southern Company system expects to continue cost-effectively growing its renewable energy portfolio, optimizing technology advancements to modernize its transmission and distribution systems, increasing the use of natural gas for generation, completing Plant Vogtle Units 3 and 4, investing in energy efficiency, and continuing research and development efforts focused on technologies to lower GHG emissions. The Southern Company system is also evaluating methods of removing carbon from the atmosphere.
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
Petition for Certificate of Convenience and Necessity
On September 6, 2019, Alabama Power filed a petition for a CCN with the Alabama PSC for authorization to procure additional generating capacity through the turnkey construction of a new combined cycle facility and long-term contracts for the purchase of power from others, both as more fully described below, as well as the Autauga Combined Cycle Acquisition. In addition, Alabama Power will pursue approximately 200 MWs of certain demand side management and distributed energy resource programs. This filing was predicated on the results of Alabama Power's 2019 IRP provided to the Alabama PSC, which identified an approximately 2,400-MW resource need for Alabama Power, driven by the need for additional winter reserve capacity. See Note 15 to the financial statements under "Alabama Power" for additional information regarding the Autauga Combined Cycle Acquisition.
The procurement of these resources is subject to the satisfaction or waiver of certain conditions, including, among other customary conditions, approval by the Alabama PSC. The completion of the Autauga Combined Cycle Acquisition is also subject to approval by the FERC. Alabama Power expects to obtain all regulatory approvals by the end of the third quarter 2020.
On May 8, 2019, Alabama Power entered into an Agreement for Engineering, Procurement, and Construction with Mitsubishi Hitachi Power Systems Americas, Inc. and Black & Veatch Construction, Inc. to construct an approximately 720-MW combined cycle facility at Plant Barry (Plant Barry Unit 8), which is expected to be placed in service by the end of 2023.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

The capital investment associated with the construction of Plant Barry Unit 8 and the Autauga Combined Cycle Acquisition is currently estimated to total approximately $1.1 billion.
Alabama Power entered into additional long-term PPAs totaling approximately 640 MWs of generating capacity consisting of approximately 240 MWs of combined cycle generation expected to begin later in 2020 and approximately 400 MWs of solar generation coupled with battery energy storage systems (solar/battery systems) expected to begin in 2022 through 2024. The terms of the agreements for the solar/battery systems permit Alabama Power to use the energy and retire the associated renewable energy credits (REC) in service of customers or to sell RECs, separately or bundled with energy.
Upon certification, Alabama Power expects to recover costs associated with Plant Barry Unit 8 pursuant to its Rate CNP New Plant. Additionally, Alabama Power expects to recover costs associated with the Autauga Combined Cycle Acquisition through the inclusion in Rate RSE of revenues from the existing power sales agreement and, on expiration of that agreement, pursuant to Rate CNP New Plant. The recovery of costs associated with laws, regulations, and other such mandates directed at the utility industry are expected to be recovered through Rate CNP Compliance. Alabama Power expects to recover the capacity-related costs associated with the PPAs through its Rate CNP PPA. In addition, fuel and energy-related costs are expected to be recovered through Rate ECR. Any remaining costs associated with the Autauga Combined Cycle Acquisition and Plant Barry Unit 8 will be incorporated through the annual filing of Rate RSE.
The ultimate outcome of these matters cannot be determined at this time.
Construction Work in Progress Accounting Order
On October 1, 2019, the Alabama PSC acknowledged that Alabama Power would begin certain limited preparatory activities associated with Plant Barry Unit 8 construction to meet the target in-service date by authorizing Alabama Power to record the related costs as CWIP prior to the issuance of an order on the CCN petition. Should a CCN not be granted and Alabama Power does not proceed with the related construction of Plant Barry Unit 8, Alabama Power may transfer those costs and any costs that directly result from the non-issuance of the CCN to a regulatory asset which would be amortized over a five-year period. If the balance of incurred costs reaches 5% of the estimated in-service cost of the total project prior to issuance of an order on the CCN petition, Alabama Power will confer with the Alabama PSC regarding the appropriateness of additional authorization. The Sierra Club subsequently filed a petition for reconsideration of the accounting order. The Alabama PSC voted to deny the petition for reconsideration on January 7, 2020.
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
In May 2018, the Alabama PSC approved modifications to Rate RSE and other commitments designed to position Alabama Power to address the growing pressure on its credit quality resulting from the Tax Reform Legislation, without increasing retail rates under Rate RSE in the near term. Alabama Power plans to reduce growth in total debt by increasing equity, with corresponding reductions in debt issuances, thereby de-leveraging its capital structure. Alabama Power's goal is to achieve an equity ratio of approximately 55% by the end of 2025. At December 31, 2019, Alabama Power's equity ratio was approximately 50%.
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
Generally, during a year without a Rate RSE upward adjustment, if Alabama Power's actual WCER is between 6.15% and 7.65%, customers will receive 25% of the amount between 6.15% and 6.65%, 40% of the amount between 6.65% and 7.15%, and 75% of the amount between 7.15% and 7.65%. Customers will receive all amounts in excess of an actual WCER of 7.65%. During a year

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

with a Rate RSE upward adjustment, if Alabama Power's actual WCER exceeds 6.15%, customers receive 50% of the amount between 6.15% and 6.90% and all amounts in excess of an actual WCER of 6.90%.
In conjunction with these modifications to Rate RSE, in May 2018, Alabama Power consented to a moratorium on any upward adjustments under Rate RSE for 2019 and 2020 and to return $50 million to customers through bill credits in 2019.
On November 27, 2019, Alabama Power made its required annual Rate RSE submission to the Alabama PSC of projected data for calendar year 2020. Projected earnings were within the specified range; therefore, retail rates under Rate RSE remain unchanged for 2020.
During 2019, Alabama Power provided to the Alabama PSC and the Alabama Office of the Attorney General information related to the operation and utilization of Rate RSE, in accordance with the rules governing the operation of Rate RSE. The ultimate outcome of this matter cannot be determined at this time.
At December 31, 2019, Alabama Power's WCER exceeded 6.15%, resulting in Alabama Power establishing a current regulatory liability of $53 million for Rate RSE refunds, which will be refunded to customers through bill credits in April 2020.
Rate CNP New Plant
Rate CNP New Plant allows for recovery of Alabama Power's retail costs associated with newly developed or acquired certificated generating facilities placed into retail service. No adjustments to Rate CNP New Plant occurred during the period 2017 through 2019. See Note 2 to the financial statements under "Alabama Power – Petition for Certificate of Convenience and Necessity" for additional information.
Rate CNP PPA
Rate CNP PPA allows for the recovery of Alabama Power's retail costs associated with certificated PPAs. No adjustments to Rate CNP PPA occurred during the period 2017 through 2019 and no adjustment is expected for 2020.
Rate CNP Compliance
Rate CNP Compliance allows for the recovery of Alabama Power's retail costs associated with laws, regulations, and other such mandates directed at the utility industry involving the environment, security, reliability, safety, sustainability, or similar considerations impacting Alabama Power's facilities or operations. Rate CNP Compliance is based on forward-looking information and provides for the recovery of these costs pursuant to factors that are calculated and submitted to the Alabama PSC by December 1 with rates effective for the following calendar year. Compliance costs to be recovered include operations and maintenance expenses, depreciation, and a return on certain invested capital. Revenues for Rate CNP Compliance, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, changes in the billing factor will have no significant effect on Southern Company's or Alabama Power's revenues or net income, but will affect annual cash flow. Changes in Rate CNP Compliance-related operations and maintenance expenses and depreciation generally will have no effect on net income.
On November 27, 2019, Alabama Power submitted calculations associated with its cost of complying with governmental mandates, as provided under Rate CNP Compliance. The filing reflected a projected over recovered retail revenue requirement for governmental mandates, which resulted in a rate decrease of approximately $68 million that became effective for the billing month of January 2020.
Rate ECR
Rate ECR recovers Alabama Power's retail energy costs based on an estimate of future energy costs and the current over or under recovered balance. Revenues recognized under Rate ECR and recorded on the financial statements are adjusted for the difference in actual recoverable fuel costs and amounts billed in current regulated rates. The difference in the recoverable fuel costs and amounts billed gives rise to the over or under recovered amounts recorded as regulatory assets or liabilities. Alabama Power, along with the Alabama PSC, continually monitors the over or under recovered cost balance to determine whether an adjustment to billing rates is required. Changes in the Rate ECR factor have no significant effect on Southern Company's or Alabama Power's net income but will impact operating cash flows. The Alabama PSC may approve billing rates under Rate ECR of up to 5.910 cents per KWH.
On December 3, 2019, the Alabama PSC approved a decrease to Rate ECR from 2.353 to 2.160 cents per KWH, equal to 1.82%, or approximately $102 million annually, effective January 1, 2020. The rate will adjust to 5.910 cents per KWH in January 2021 absent a further order from the Alabama PSC.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Tax Reform Accounting Order
In May 2018, the Alabama PSC approved an accounting order that authorized Alabama Power to defer the benefits of federal excess deferred income taxes associated with the Tax Reform Legislation for the year ended December 31, 2018 as a regulatory liability and to use up to $30 million of such deferrals to offset under recovered amounts under Rate ECR. The final excess deferred tax liability for the year ended December 31, 2018 totaled approximately $69 million, of which $30 million was used to offset the Rate ECR under recovered balance. On December 3, 2019, the Alabama PSC issued an order authorizing Alabama Power to apply the remaining deferred balance of approximately $39 million to increase the balance in the NDR. See "Rate NDR" herein and Note 10 to the financial statements under "Current and Deferred Income Taxes" for additional information.
Plant Greene County
Alabama Power jointly owns Plant Greene County with an affiliate, Mississippi Power. See Note 5 to the financial statements under "Joint Ownership Agreements" for additional information regarding the joint ownership agreement. On December 31, 2019, Mississippi Power updated its proposed Reserve Margin Plan (RMP), originally filed in August 2018 with the Mississippi PSC. The RMP proposed a four-year acceleration of the retirement of Plant Greene County Units 1 and 2 to the third quarter 2021 and the third quarter 2022, respectively. Mississippi Power's proposed Plant Greene County unit retirements would require the completion of proposed transmission and system reliability improvements, as well as agreement by Alabama Power. Alabama Power will continue to monitor the status of Mississippi Power's proposed RMP and associated regulatory process as well as the proposed transmission and system reliability improvements. Alabama Power will review all the facts and circumstances and will evaluate all its alternatives prior to reaching a final determination on the ongoing operations of Plant Greene County. The ultimate outcome of this matter cannot be determined at this time.
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
The second component of the Rate NDR charge is intended to allow recovery of any existing deferred storm-related operations and maintenance costs and any future reserve deficits over a 24-month period. The Alabama PSC order gives Alabama Power authority to record a deficit balance in the NDR when costs of storm damage exceed any established reserve balance. Absent further Alabama PSC approval, the maximum total Rate NDR charge consisting of both components is $10 per month per non-residential customer account and $5 per month per residential customer account. Alabama Power has the authority, based on an order from the Alabama PSC, to accrue certain additional amounts as circumstances warrant. The order allows for reliability-related expenditures to be charged against the additional accruals when the NDR balance exceeds $75 million. Alabama Power may designate a portion of the NDR to reliability-related expenditures as a part of an annual budget process for the following year or during the current year for identified unbudgeted reliability-related expenditures that are incurred. Accruals that have not been designated can be used to offset storm charges. Additional accruals to the NDR enhance Alabama Power's ability to mitigate the financial effects of future natural disasters, promote system reliability, and offset costs retail customers would otherwise bear.
As discussed herein under "Tax Reform Accounting Order," in accordance with an Alabama PSC order issued on December 3, 2019, Alabama Power applied the remaining excess deferred income tax regulatory liability balance of approximately $39 million to increase the balance in the NDR. Alabama Power also accrued an additional $84 million to the NDR in December 2019 resulting in an accumulated balance of $150 million at December 31, 2019. Of this amount, Alabama Power designated $37 million to be applied to budgeted reliability-related expenditures for 2020, which is included in other regulatory liabilities, current. The remaining NDR balance of $113 million is included in other regulatory liabilities, deferred on the balance sheet.
In December 2017, the reserve maintenance charge was suspended and the reserve establishment charge was activated and collected approximately $16 million annually through 2019. Effective with the March 2020 billings, the reserve establishment charge will be suspended and the reserve maintenance charge will be activated as a result of the NDR balance exceeding $75 million. Alabama Power expects to collect approximately $5 million in 2020 and $3 million annually thereafter unless the NDR balance falls below $50 million.
As revenue from the Rate NDR charge is recognized, an equal amount of operations and maintenance expenses related to the NDR will also be recognized. As a result, the Rate NDR charge will not have an effect on net income but will impact operating cash flows.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

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
On April 15, 2019, Alabama Power retired Plant Gorgas Units 8, 9, and 10 and reclassified approximately $654 million of the unrecovered asset balances to regulatory assets, which are being recovered over the units' remaining useful lives, the latest being through 2037, as established prior to the decision to retire. At December 31, 2019, the related regulatory assets totaled $649 million. Additionally, approximately $700 million of net capitalized asset retirement costs were reclassified to a regulatory asset in accordance with accounting guidance provided by the Alabama PSC. The asset retirement costs are being recovered through 2055. See Note 2 to the financial statements under "Alabama Power" and Note 6 to the financial statements for additional information.
Georgia Power
Georgia Power's revenues from regulated retail operations are collected through various rate mechanisms subject to the oversight of the Georgia PSC. Georgia Power currently recovers its costs from the regulated retail business through an alternate rate plan, which includes traditional base tariffs, Demand-Side Management (DSM) tariffs, the ECCR tariff, and Municipal Franchise Fee (MFF) tariffs. In addition, financing costs on certified construction costs of Plant Vogtle Units 3 and 4 are being collected through the NCCR tariff and fuel costs are collected through a separate fuel cost recovery tariff. See Note 2 to the financial statements under "Georgia Power – Rate Plans," " – Fuel Cost Recovery," and " – Nuclear Construction" for additional information.
Rate Plans
2019 ARP
On December 17, 2019, the Georgia PSC voted to approve the 2019 ARP, under which Georgia Power increased its rates on January 1, 2020 and will increase rates annually for 2021 and 2022 as detailed below based on compliance filings to be made at least 90 days prior to the effective date. Georgia Power will recover estimated increases through its existing tariffs as follows:

Tariff	2020	2021	2022
	(in millions)
Traditional base	$—	$120	$192
ECCR(a)	318	55	184
DSM	12	1	1
MFF	12	4	9
Total(b)	$342	$181	$386

(a)	Effective January 1, 2020, CCR AROs will be recovered through the ECCR tariff. See "Integrated Resource Plan" herein for additional information on recovery of compliance costs for CCR AROs.

(b)	Totals may not add due to rounding.
Further, under the 2019 ARP, Georgia Power's retail ROE is set at 10.50%, and earnings will be evaluated against a retail ROE range of 9.50% to 12.00%. The Georgia PSC also approved an increase in the retail equity ratio to 56% from 55%. Any retail earnings above 12.00% will be shared, with 40% being applied to reduce regulatory assets, 40% directly refunded to customers, and the remaining 20% retained by Georgia Power. There will be no recovery of any earnings shortfall below 9.50% on an actual basis. However, if at any time during the term of the 2019 ARP, Georgia Power projects that its retail earnings will be below 9.50% for any calendar year, it could petition the Georgia PSC for implementation of the Interim Cost Recovery (ICR) tariff to adjust Georgia Power's retail rates to achieve a 9.50% ROE. The Georgia PSC would have 90 days to rule on Georgia Power's request. The ICR tariff would expire at the earlier of January 1, 2023 or the end of the calendar year in which the ICR tariff becomes effective. In lieu of requesting implementation of an ICR tariff, or if the Georgia PSC chooses not to implement the ICR tariff, Georgia Power may file a full rate case.
Additionally, under the 2019 ARP and pursuant to the sharing mechanism approved in the 2013 ARP whereby two-thirds of any earnings above the top of the allowed ROE range are shared with Georgia Power's customers, (i) Georgia Power used 50% (approximately $50 million) of the customer share of earnings above the band in 2018 to reduce regulatory assets and 50%

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

(approximately $50 million) will be refunded to customers in 2020 and (ii) Georgia Power will forgo its share of 2019 earnings in excess of the earnings band so that 50% (approximately $60 million) of all earnings over the 2019 band will be refunded to customers and 50% (approximately $60 million) were used to reduce regulatory assets.
Except as provided above, Georgia Power will not file for a general base rate increase while the 2019 ARP is in effect. Georgia Power is required to file a general base rate case by July 1, 2022, in response to which the Georgia PSC would be expected to determine whether the 2019 ARP should be continued, modified, or discontinued.
2013 ARP
Pursuant to the terms and conditions of a settlement agreement related to Southern Company's acquisition of Southern Company Gas approved by the Georgia PSC in 2016, the 2013 ARP continued in effect until December 31, 2019. Furthermore, through December 31, 2019, Georgia Power retained its merger savings, net of transition costs, as defined in the settlement agreement; through December 31, 2022, such net merger savings will be shared on a 60/40 basis with customers; thereafter, all merger savings will be retained by customers.
There were no changes to Georgia Power's traditional base tariffs, ECCR tariff, DSM tariffs, or MFF tariffs in 2017, 2018, or 2019.
Under the 2013 ARP, Georgia Power's retail ROE was set at 10.95% and earnings were evaluated against a retail ROE range of 10.00% to 12.00%. Two-thirds of any earnings above 12.00% were to be directly refunded to customers, with the remaining one-third retained by Georgia Power. On February 5, 2019, the Georgia PSC approved a settlement between Georgia Power and the staff of the Georgia PSC under which Georgia Power's retail ROE for 2017 was stipulated to exceed 12.00% and Georgia Power reduced certain regulatory assets by approximately $4 million in lieu of providing refunds to retail customers. In 2019 and 2018, Georgia Power's retail ROE exceeded 12.00% and, under the modified sharing mechanism pursuant to the 2019 ARP, Georgia Power has reduced regulatory assets by a total of approximately $110 million and expects to refund a total of approximately $110 million to customers, subject to review and approval by the Georgia PSC. See "2019 ARP" and "Integrated Resource Plan" herein for additional information.
Tax Reform Settlement Agreement
In April 2018, the Georgia PSC approved the Georgia Power Tax Reform Settlement Agreement. To reflect the federal income tax rate reduction impact of the Tax Reform Legislation, Georgia Power issued bill credits of approximately $95 million and $130 million in 2019 and 2018, respectively, and is issuing bill credits of approximately $105 million in February 2020, for a total of $330 million. In addition, Georgia Power deferred as a regulatory liability (i) the revenue equivalent of the tax expense reduction resulting from legislation lowering the Georgia state income tax rate from 6.00% to 5.75% in 2019 and (ii) the entire benefit of federal and state excess accumulated deferred income taxes. At December 31, 2019, the related regulatory liability balance totaled $659 million, which is being amortized over a three-year period ending December 31, 2022 in accordance with the 2019 ARP.
To address some of the negative cash flow and credit quality impacts of the Tax Reform Legislation, the Georgia PSC also approved an increase in Georgia Power's retail equity ratio to the lower of (i) Georgia Power's actual common equity weight in its capital structure or (ii) 55%, until the Georgia PSC approved the 2019 ARP. Benefits from reduced federal income tax rates in excess of the amounts refunded to customers were retained by Georgia Power to cover the carrying costs of the incremental equity in 2018 and 2019.
See "2019 ARP" herein for additional information.
Integrated Resource Plan
See "Environmental Matters" herein for additional information regarding proposed and final EPA rules and regulations, including revisions to ELG for steam electric power plants and additional regulations of CCR and CO2.
On July 16, 2019, the Georgia PSC voted to approve Georgia Power's modified triennial IRP (Georgia Power 2019 IRP). In the Georgia Power 2019 IRP, the Georgia PSC approved the decertification and retirement of Plant Hammond Units 1 through 4 (840 MWs) and Plant McIntosh Unit 1 (142.5 MWs) effective July 29, 2019. In accordance with the 2019 ARP, the remaining net book values at December 31, 2019 of $488 million for the Plant Hammond units are being recovered over a period equal to the respective unit's remaining useful life, which varies between 2024 and 2035, and $30 million for Plant McIntosh Unit 1 is being recovered over a three-year period ending December 31, 2022. In addition, approximately $20 million of related unusable materials and supplies inventory balances and approximately $295 million of net capitalized asset retirement costs were reclassified to a regulatory asset. In accordance with the modifications to the earnings sharing mechanism approved in the 2019 ARP, Georgia Power fully amortized the regulatory assets associated with these unusable materials and supplies inventory

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

balances as well as a regulatory asset of approximately $50 million related to costs for a future generation site in Stewart County, Georgia. See "Rate Plans – 2019 ARP" herein for additional information.
Also in the Georgia Power 2019 IRP, the Georgia PSC approved Georgia Power's proposed environmental compliance strategy associated with ash pond and certain landfill closures and post-closure care in compliance with the CCR Rule and the related state rule. In the 2019 ARP, the Georgia PSC approved recovery of the estimated under recovered balance of these compliance costs at December 31, 2019 over a three-year period ending December 31, 2022 and recovery of estimated compliance costs for 2020, 2021, and 2022 over three-year periods ending December 31, 2022, 2023, and 2024, respectively, with recovery of construction contingency beginning in the year following actual expenditure. The under recovered balance at December 31, 2019 was $175 million and the estimated compliance costs expected to be incurred in 2020, 2021, and 2022 are $265 million, $290 million, and $390 million, respectively. The ECCR tariff is expected to be revised for actual expenditures and updated estimates through future annual compliance filings. See "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" and FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements" and "Contractual Obligations" herein and Note 6 to the financial statements for additional information regarding Georgia Power's AROs.
On February 4, 2020, the Georgia PSC voted to deny a motion for reconsideration filed by the Sierra Club regarding the Georgia PSC's decision in the 2019 ARP allowing Georgia Power to recover compliance costs for CCR AROs.
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
Fuel Cost Recovery
Georgia Power has established fuel cost recovery rates approved by the Georgia PSC. Georgia Power is scheduled to file its next fuel case no later than March 16, 2020, with new rates, if any, to be effective June 1, 2020. Georgia Power continues to be allowed to adjust its fuel cost recovery rates under an interim fuel rider prior to the next fuel case if the under or over recovered fuel balance exceeds $200 million. At December 31, 2019, Georgia Power's over recovered fuel balance was $73 million.
Georgia Power's fuel cost recovery mechanism includes costs associated with a natural gas hedging program, as revised and approved by the Georgia PSC, allowing the use of an array of derivative instruments within a 48-month time horizon.
Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes in the billing factor will not have a significant effect on Southern Company's or Georgia Power's revenues or net income but will affect operating cash flows.
Storm Damage Recovery
Beginning January 1, 2020, Georgia Power is recovering $213 million annually through December 31, 2022, as provided in the 2019 ARP, for incremental operations and maintenance costs of damage from major storms to its transmission and distribution facilities. At December 31, 2019, the balance in the regulatory asset related to storm damage was $410 million. The rate of storm damage cost recovery is expected to be adjusted in future regulatory proceedings as necessary. As a result of this regulatory treatment, costs related to storms are not expected to have a material impact on Southern Company's or Georgia Power's financial statements. See Note 2 to the financial statements under "Georgia Power – Storm Damage Recovery" for additional information regarding Georgia Power's storm damage reserve.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

2019 Base Rate Case
On November 26, 2019, Mississippi Power filed the Mississippi Power 2019 Base Rate Case with the Mississippi PSC. The filing includes a requested annual decrease in Mississippi Power's retail rates of $5.8 million, or 0.6%, which is driven primarily by changes in the amortization rates of certain regulatory assets and liabilities and cost reductions, partially offset by an increase in Mississippi Power's requested return on investment and depreciation associated with the filing of an updated depreciation study. The revenue requirements included in the filing are based on a projected test year period of January 1, 2020 through December 31, 2020, a 53% average equity ratio, and a 7.728% return on investment. The filing reflects the elimination of separate rates for costs associated with the Kemper County energy facility and energy efficiency initiatives; those costs are proposed to be included in the PEP, ECO Plan, and ad valorem tax adjustment factor, as applicable. On December 10, 2019, the Mississippi PSC suspended the base rate case filing through no later than March 25, 2020. If no further action is taken by the Mississippi PSC, the proposed rates may be effective beginning on March 26, 2020. The ultimate outcome of this matter cannot be determined at this time.
Operations Review
In August 2018, the Mississippi PSC began an operations review of Mississippi Power, for which the final report is expected prior to the conclusion of the Mississippi Power 2019 Base Rate Case. The review includes, but is not limited to, a comparative analysis of its costs, its cost recovery framework, and ways in which it may streamline management operations for the reasonable benefit of ratepayers. The ultimate outcome of this matter cannot be determined at this time.
Reserve Margin Plan
On December 31, 2019, Mississippi Power updated its proposed RMP, originally filed in August 2018, as required by the Mississippi PSC. In 2018, Mississippi Power had proposed alternatives to reduce its reserve margin and lower or avoid operating costs, with the most economic alternatives being the two-year and seven-year acceleration of the retirement of Plant Watson Units 4 and 5, respectively, to the first quarter 2022 and the four-year acceleration of the retirement of Plant Greene County Units 1 and 2 to the third quarter 2021 and the third quarter 2022, respectively. The December 2019 update noted that Plant Daniel Units 1 and 2 currently have long-term economics similar to Plant Watson Unit 5. The Plant Greene County unit retirements would require the completion by Alabama Power of proposed transmission and system reliability improvements, as well as agreement by Alabama Power. The RMP filing also states that, in the event the Mississippi PSC ultimately approves an alternative that includes an accelerated retirement, Mississippi Power would require authorization to defer in a regulatory asset for future recovery the remaining net book value of the units at the time of retirement. A decision by the Mississippi PSC that does not include recovery of the remaining book value of any generating units retired could have a material impact on Southern Company's and Mississippi Power's financial statements. The ultimate outcome of this matter cannot be determined at this time. See Note 3 to the financial statements under "Other Matters – Mississippi Power" for additional information on Plant Daniel Units 1 and 2.
Performance Evaluation Plan
Mississippi Power's retail base rates generally are set under the PEP, a rate plan approved by the Mississippi PSC. In recognition that Mississippi Power's long-term financial success is dependent upon how well it satisfies its customers' needs, PEP includes performance indicators that directly tie customer service indicators to Mississippi Power's allowed ROE. PEP measures Mississippi Power's performance on a 10-point scale as a weighted average of results in three areas: average customer price, as compared to prices of other regional utilities (weighted at 40%); service reliability, measured in percentage of time customers had electric service (40%); and customer satisfaction, measured in a survey of residential customers (20%). Typically, two PEP filings are made for each calendar year: the PEP projected filing, which is typically filed prior to the beginning of the year based on a projected revenue requirement, and the PEP lookback filing, which is filed after the end of the year and allows for review of the actual revenue requirement compared to the projected filing.
In February 2018, Mississippi Power revised its annual projected PEP filing for 2018 to reflect the impacts of the Tax Reform Legislation. The revised filing requested an increase of $26 million in annual revenues, based on a performance adjusted ROE of 9.33% and an increased equity ratio of 55%. In July 2018, Mississippi Power and the MPUS entered into a settlement agreement, which was approved by the Mississippi PSC in August 2018 (PEP Settlement Agreement). Rates under the PEP Settlement Agreement became effective with the first billing cycle of September 2018. The PEP Settlement Agreement provided for an increase of approximately $21.6 million in annual base retail revenues, which excluded certain compensation costs contested by the MPUS, as well as approximately $2 million subsequently approved for recovery through the 2018 Energy Efficiency Cost Rider. Under the PEP Settlement Agreement, Mississippi Power deferred a portion of the contested compensation costs for 2018 and 2019 as a regulatory asset, which totaled $4 million as of December 31, 2019 and is included in other regulatory assets,

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

deferred on the balance sheet. The Mississippi PSC is expected to rule on the appropriate treatment for such costs in connection with the Mississippi Power 2019 Base Rate Case. The ultimate outcome of this matter cannot be determined at this time.
Pursuant to the PEP Settlement Agreement, Mississippi Power's performance-adjusted allowed ROE is 9.31% and its allowed equity ratio is capped at 51%, pending further review by the Mississippi PSC. In lieu of the requested equity ratio increase, Mississippi Power retained $44 million of excess accumulated deferred income taxes resulting from the Tax Reform Legislation until the conclusion of the Mississippi Power 2019 Base Rate Case. Further, Mississippi Power agreed to seek equity contributions sufficient to restore its equity ratio to 50% by December 31, 2018. Since Mississippi Power's actual average equity ratio for 2018 was more than 1% lower than the 50% target, Mississippi Power deferred the corresponding difference in its revenue requirement of approximately $4 million as a regulatory liability for resolution in the Mississippi Power 2019 Base Rate Case. Pursuant to the PEP Settlement Agreement, PEP proceedings are suspended until after the conclusion of the Mississippi Power 2019 Base Rate Case and Mississippi Power was not required to make any PEP filings for regulatory years 2018, 2019, and 2020.
Energy Efficiency
On February 5, 2019, the Mississippi PSC issued an order approving Mississippi Power's Energy Efficiency Cost Rider 2019 compliance filing, which included a slight decrease in annual retail revenues, effective with the first billing cycle in March 2019.
As part of the Mississippi Power 2019 Base Rate Case, Mississippi Power has proposed that the Energy Efficiency Cost Rider be eliminated and those costs be included in the PEP. The ultimate outcome of this matter cannot be determined at this time.
Environmental Compliance Overview Plan
In accordance with a 2011 accounting order from the Mississippi PSC, Mississippi Power has the authority to defer in a regulatory asset for future recovery all plant retirement- or partial retirement-related costs resulting from environmental regulations. The Mississippi PSC approved $41 million and $17 million of costs that were reclassified to regulatory assets associated with the fuel conversion of Plant Watson and Plant Greene County, respectively, for amortization over five-year periods ending in July 2021 and July 2022, respectively.
In August 2018, the Mississippi PSC approved an annual increase in revenues related to the ECO Plan of approximately $17 million, effective with the first billing cycle for September 2018. This increase represented the maximum 2% annual increase in revenues and primarily related to the carryforward from the prior year.
The increase was the result of Mississippi PSC approval of an agreement between Mississippi Power and the MPUS to settle the 2018 ECO Plan filing (ECO Settlement Agreement) and was sufficient to recover costs through 2019, including remaining amounts deferred from prior years along with the related carrying costs. In accordance with the ECO Settlement Agreement, ECO Plan proceedings are suspended until after the conclusion of the Mississippi Power 2019 Base Rate Case and Mississippi Power was not required to make any ECO Plan filings for 2018, 2019, and 2020, with any necessary adjustments reflected in the Mississippi Power 2019 Base Rate Case. The ECO Settlement Agreement contains the same terms as the PEP Settlement Agreement described herein with respect to allowed ROE and equity ratio. At December 31, 2019, Mississippi Power has recorded $2 million in other regulatory liabilities, deferred on the balance sheet related to the actual December 31, 2018 average equity ratio differential from target applicable to the ECO Plan.
On October 24, 2019, the Mississippi PSC approved Mississippi Power's July 9, 2019 request for a CPCN to complete certain environmental compliance projects, primarily associated with the Plant Daniel coal units co-owned 50% with Gulf Power. The total estimated cost is approximately $125 million, with Mississippi Power's share of approximately $66 million being proposed for recovery through its ECO Plan. Approximately $17 million of Mississippi Power's share is associated with ash pond closure and is reflected in Mississippi Power's ARO liabilities. See Note 6 to the financial statements for additional information on AROs and Note 3 to the financial statements under "Other Matters – Mississippi Power" for additional information on Gulf Power's ownership in Plant Daniel.
Fuel Cost Recovery
Mississippi Power annually establishes and is required to file for an adjustment to the retail fuel cost recovery factor that is approved by the Mississippi PSC. The Mississippi PSC approved decreases of $35 million and $24 million, effective in February 2019 and 2020, respectively. At December 31, 2019 and 2018, over recovered retail fuel costs included in other current liabilities on Southern Company's balance sheets and over recovered regulatory clause liabilities on Mississippi Power's balance sheets were approximately $23 million and $8 million, respectively.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Mississippi Power has wholesale MRA and Market Based (MB) fuel cost recovery factors. Effective with the first billing cycle for January 2019, the wholesale MRA fuel rate increased $16 million annually and the wholesale MB fuel rate decreased by an immaterial amount. Effective January 1, 2020, the wholesale MRA fuel rate increased $1 million annually and the wholesale MB fuel rate decreased by an immaterial amount. At December 31, 2019 and 2018, over recovered wholesale MRA fuel costs included in other current liabilities on Southern Company's balance sheets and over recovered regulatory clause liabilities on Mississippi Power's balance sheets were approximately $6 million. At December 31, 2019 and 2018, over/under recovered wholesale MB fuel costs included in the balance sheets were immaterial.
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
Schedule and Cost Estimate
In 2012, the Mississippi PSC issued an order confirming the CPCN originally approved by the Mississippi PSC in 2010 authorizing the acquisition, construction, and operation of the Kemper County energy facility. The order approved a construction cost cap of up to $2.88 billion, with recovery of prudently-incurred costs subject to approval by the Mississippi PSC. The Kemper County energy facility was originally projected to be placed in service in May 2014. Mississippi Power placed the combined cycle and the associated common facilities portion of the Kemper County energy facility in service in August 2014. The combined cycle and associated common facilities portions of the Kemper County energy facility were dedicated as Plant Ratcliffe in April 2018.
In June 2017, the Mississippi PSC stated its intent to issue an order, which occurred in July 2017, directing Mississippi Power to pursue a settlement under which the Kemper County energy facility would be operated as a natural gas plant, rather than an IGCC plant, and address all issues associated with the Kemper County energy facility. The order established a new docket for the purpose of pursuing a global settlement of the related costs (Kemper Settlement Docket). In June 2017, Mississippi Power notified the Mississippi PSC that it would begin a process to suspend operations and start-up activities on the gasifier portion of the Kemper County energy facility, given the uncertainty as to its future.
At the time of project suspension in June 2017, the total cost estimate for the Kemper County energy facility was approximately $7.38 billion, including approximately $5.95 billion of costs subject to the construction cost cap, net of $137 million in additional grants from the DOE received in April 2016. In the aggregate, Mississippi Power had recorded charges to income of $3.07 billion ($1.89 billion after tax) as a result of changes in the cost estimate above the cost cap for the Kemper IGCC through May 2017.
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
In 2019, Mississippi Power recorded pre-tax and after-tax charges to income of $24 million, primarily associated with the expected close out of a related DOE contract, as well as other abandonment and related closure costs and ongoing period costs, net of salvage proceeds, for the mine and gasifier-related assets. The after-tax amount for 2019 includes an adjustment related to the tax abandonment of the Kemper IGCC following the filing of the 2018 tax return. In 2018, Mississippi Power recorded pre-tax charges to income of $37 million ($68 million benefit after tax), primarily associated with abandonment and related closure costs and ongoing period costs, net of salvage proceeds, for the mine and gasifier-related assets, as well as the impact of a change in the valuation allowance for the related state income tax NOL carryforward.
Mississippi Power expects to substantially complete mine reclamation activities in 2020 and dismantlement of the abandoned gasifier-related assets and site restoration activities are expected to be completed in 2024. The additional pre-tax period costs associated with dismantlement and site restoration activities, including related costs for compliance and safety, ARO accretion,

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

and property taxes, are estimated to total $17 million in 2020, $15 million to $16 million annually in 2021 through 2023, and $5 million in 2024.
See Note 10 to the financial statements for additional information.
Rate Recovery
In February 2018, the Mississippi PSC voted to approve a settlement agreement related to cost recovery for the Kemper County energy facility among Mississippi Power, the MPUS, and certain intervenors (Kemper Settlement Agreement), which resolved all cost recovery issues, modified the CPCN to limit the Kemper County energy facility to natural gas combined cycle operation, and provided for an annual revenue requirement of approximately $99.3 million for costs related to the Kemper County energy facility, which included the impact of the Tax Reform Legislation. The revenue requirement was based on (i) a fixed ROE for 2018 of 8.6% excluding any performance adjustment, (ii) a ROE for 2019 calculated in accordance with PEP, excluding the performance adjustment, (iii) for future years, a performance-based ROE calculated pursuant to PEP, and (iv) amortization periods for the related regulatory assets and liabilities of eight years and six years, respectively. The revenue requirement also reflects a disallowance related to a portion of Mississippi Power's investment in the Kemper County energy facility requested for inclusion in rate base, which was recorded in the fourth quarter 2017 as an additional charge to income of approximately $78 million ($85 million net of accumulated depreciation of $7 million) pre-tax ($48 million after tax).
Under the Kemper Settlement Agreement, retail customer rates were reduced by approximately $26.8 million annually, effective with the first billing cycle of April 2018, and include no recovery for costs associated with the gasifier portion of the Kemper County energy facility in 2018 or at any future date.
On November 26, 2019, Mississippi Power filed the Mississippi Power 2019 Base Rate Case, which reflects the elimination of separate rates for costs associated with the Kemper County energy facility; these costs are proposed to be included in rates for PEP, ECO Plan, and ad valorem tax adjustment factor, as applicable. The ultimate outcome of this matter cannot be determined at this time.
Lignite Mine and CO2 Pipeline Facilities
Mississippi Power owns the lignite mine and equipment and mineral reserves located around the Kemper County energy facility site. The mine started commercial operation in June 2013. In connection with the Kemper County energy facility construction, Mississippi Power also constructed a pipeline for the transport of captured CO2.
In 2010, Mississippi Power executed a management fee contract with Liberty Fuels Company, LLC (Liberty Fuels), a wholly-owned subsidiary of The North American Coal Corporation, which developed, constructed, and is responsible for the mining operations through the end of the mine reclamation. As the mining permit holder, Liberty Fuels has a legal obligation to perform mine reclamation and Mississippi Power has a contractual obligation to fund all reclamation activities. As a result of the abandonment of the Kemper IGCC, final mine reclamation began in 2018 and is expected to be substantially completed in 2020, with monitoring expected to continue through 2027. See Note 6 to the financial statements for additional information.
On December 31, 2019, Mississippi Power transferred ownership of the CO2 pipeline to an unrelated gas pipeline company, with no resulting impact on income. In conjunction with the transfer of the CO2 pipeline, the parties agreed to enter into a 15-year firm transportation agreement, which is expected to be signed by March 2020, providing for the conversion by the pipeline company of the CO2 pipeline to a natural gas pipeline to be used for the delivery of natural gas to Plant Ratcliffe. The agreement will be treated as a finance lease for accounting purposes upon commencement, which is expected to occur by August 2020. See Note 9 to the financial statements for additional information.
Government Grants
In 2010, the DOE, through a cooperative agreement with SCS, agreed to fund $270 million of the Kemper County energy facility through the grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2. In 2016, additional DOE grants in the amount of $137 million were awarded to the Kemper County energy facility. Through December 31, 2018, Mississippi Power received total DOE grants of $387 million, of which $382 million reduced the construction costs of the Kemper County energy facility and $5 million reimbursed Mississippi Power for expenses associated with DOE reporting. In December 2018, Mississippi Power filed with the DOE its request for property closeout certification under the contract related to the $387 million of grants received. Mississippi Power expects to close out the DOE contract related to the Kemper County energy facility in 2020. In connection with the DOE closeout discussions, on April 29, 2019, the Civil Division of the Department of Justice informed Southern Company and Mississippi Power of an investigation related to the Kemper County energy facility. The ultimate outcome of this matter cannot be determined at this time; however, it could have a material impact on Southern Company's and Mississippi Power's financial statements.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Municipal and Rural Associations Tariff
Mississippi Power provides wholesale electric service to Cooperative Energy, East Mississippi Electric Power Association, and the City of Collins, all located in southeastern Mississippi, under a long-term, cost-based, FERC-regulated MRA tariff.
In 2017, Mississippi Power and Cooperative Energy executed, and the FERC accepted, a Shared Service Agreement (SSA), as part of the MRA tariff, under which Mississippi Power and Cooperative Energy will share in providing electricity to the Cooperative Energy delivery points under the tariff, effective January 1, 2018. The SSA may be cancelled by Cooperative Energy with 10 years notice after December 31, 2020. As of December 31, 2019, Cooperative Energy has the option to decrease its use of Mississippi Power's generation services under the MRA tariff up to 2.5% annually, with required notice, up to a maximum total reduction of 11%, or approximately $9 million in cumulative annual base revenues.
On May 7, 2019, the FERC accepted Mississippi Power's requested $3.7 million annual decrease in MRA base rates effective January 1, 2019, as agreed upon in the MRA Settlement Agreement, resolving all matters related to the Kemper County energy facility, similar to the retail rate settlement agreement approved by the Mississippi PSC in February 2018, and reflecting the impacts of the Tax Reform Legislation.
Cooperative Energy Power Supply Agreement
Effective April 1, 2018, Mississippi Power and Cooperative Energy amended and extended a previous power supply agreement through March 31, 2021, which was subsequently extended through May 31, 2021. The amendment increased the total capacity from 86 MWs to 286 MWs.
Cooperative Energy also has a 10-year network integration transmission service agreement (NITSA) with SCS for transmission service to certain delivery points on Mississippi Power's transmission system through March 31, 2021. As a result of the PSA amendment, Cooperative Energy and SCS also amended the terms of the NITSA, which the FERC approved, to provide for the purchase of incremental transmission capacity from April 1, 2018 through March 31, 2021.
Southern Company Gas
Utility Regulation and Rate Design
The natural gas distribution utilities are subject to regulations and oversight by their respective state regulatory agencies. Rates charged to customers vary according to customer class (residential, commercial, or industrial) and rate jurisdiction. These agencies approve rates designed to provide the opportunity to generate revenues to recover all prudently-incurred costs, including a return on rate base sufficient to pay interest on debt and provide a reasonable ROE. Rate base generally consists of the original cost of the utility plant in service, working capital, and certain other assets, less accumulated depreciation on the utility plant in service and net deferred income tax liabilities, and may include certain other additions or deductions.
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
Atlanta Gas Light earns revenue by charging rates to its customers based primarily on monthly fixed charges that are set by the Georgia PSC and adjusted periodically. The Marketers add these fixed charges when billing customers. This mechanism, called a straight-fixed-variable rate design, minimizes the seasonality of Atlanta Gas Light's revenues since the monthly fixed charge is not volumetric or directly weather dependent. See "GRAM" and "PRP" herein for additional information.
With the exception of Atlanta Gas Light, the earnings of the natural gas distribution utilities can be affected by customer consumption patterns that are largely a function of weather conditions and price levels for natural gas. Specifically, customer demand substantially increases during the Heating Season when natural gas is used for heating purposes. Southern Company Gas has various mechanisms, such as weather and revenue normalization mechanisms and weather derivative instruments, that limit exposure to weather changes within typical ranges in these utilities' respective service territories.
With the exception of Atlanta Gas Light, the natural gas distribution utilities are authorized by the relevant regulatory agencies in the states in which they serve to use natural gas cost recovery mechanisms that adjust rates to reflect changes in the wholesale

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

cost of natural gas and ensure recovery of all costs prudently incurred in purchasing natural gas for customers. Natural gas cost recovery revenues are adjusted for differences in actual recoverable natural gas costs and amounts billed in current regulated rates. Changes in the billing factor will not have a significant effect on Southern Company Gas' revenues or net income, but will affect cash flows. Since Atlanta Gas Light does not sell natural gas directly to its end-use customers, it does not utilize a traditional natural gas cost recovery mechanism. However, Atlanta Gas Light does maintain natural gas inventory for the Marketers in Georgia and recovers the cost through recovery mechanisms approved by the Georgia PSC specific to Georgia's deregulated market. In addition to natural gas recovery mechanisms, there are other cost recovery mechanisms, such as regulatory riders, which vary by utility but allow recovery of certain costs, such as those related to infrastructure replacement programs as well as environmental remediation and energy efficiency plans. In traditional rate designs, utilities recover a significant portion of the fixed customer service and pipeline infrastructure costs based on assumed natural gas volumes used by customers. The utilities, including Nicor Gas beginning in November 2019, have decoupled regulatory mechanisms that Southern Company Gas believes encourage conservation by separating the recoverable amount of these fixed costs from the amounts of natural gas used by customers. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" for additional information. Also see "Construction Programs – Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" for additional information regarding infrastructure replacement programs at certain of the natural gas distribution utilities.
The following table provides regulatory information for Southern Company Gas' natural gas distribution utilities:

	Nicor Gas	Atlanta Gas Light	Virginia Natural Gas	Chattanooga Gas
Authorized ROE(a)	9.73%	10.25%	9.50%	9.80%
Authorized ROE range(a)	N/A	10.05% - 10.45%	9.00% - 10.00%	N/A
Weather normalization mechanisms(b)			✓	✓
Decoupled, including straight-fixed-variable rates(c)	✓	✓	✓
Regulatory infrastructure program rates(d)	✓		✓
Bad debt rider(e)	✓		✓	✓
Energy efficiency plan(f)	✓		✓
Annual base rate adjustment mechanism(g)		✓		✓
Year of last rate decision	2019	2019	2018	2018

(a)	Atlanta Gas Light's authorized ROE and ROE range became effective on January 1, 2020. Atlanta Gas Light's ROE for 2019 was 10.75%.

(b)
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

(c)
Allows for recovery of fixed customer service costs separately from assumed natural gas volumes used by customers. On October 2, 2019, Nicor Gas received approval for a volume balancing adjustment, a revenue decoupling mechanism for residential customers that provides a monthly benchmark level of revenue per rate class for recovery.

(d)	Programs that update or expand distribution systems and LNG facilities.

(e)
The recovery (refund) of bad debt expense over (under) an established benchmark expense. Nicor Gas, Virginia Natural Gas, and Chattanooga Gas recover the gas portion of bad debt expense through their purchased gas adjustment mechanisms.

(f)	Recovery of costs associated with plans to achieve specified energy savings goals.

(g)	Regulatory mechanism allowing annual adjustments to base rates up or down based on authorized ROE and/or ROE range.
GRAM
In December 2019, the Georgia PSC approved the continuation of GRAM as part of Atlanta Gas Light's 2019 rate case order. Various infrastructure programs previously authorized by the Georgia PSC, including the Integrated Vintage Plastic Replacement Program (i-VPR) to replace aging plastic pipe and the Integrated System Reinforcement Program (i-SRP) to upgrade Atlanta Gas Light's distribution system and LNG facilities in Georgia, continue under GRAM and the recovery of and return on the infrastructure program investments are included in annual base rate adjustments. The future expected costs to be recovered through rates related to allowed, but not incurred, costs are recognized in an unrecognized ratemaking amount that is not reflected on the balance sheets. This allowed cost is primarily the equity return on the capital investment under the infrastructure programs in place prior to GRAM. See "Unrecognized Ratemaking Amounts" herein for additional information. The Georgia PSC reviews Atlanta Gas Light's performance annually under GRAM. See "Rate Proceedings" herein for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Pursuant to the GRAM approval, Atlanta Gas Light and the staff of the Georgia PSC agreed to a variation of the Integrated Customer Growth Program to extend pipeline facilities to serve customers in areas without pipeline access and create new economic development opportunities in Georgia. As a result, a new tariff was created, effective October 10, 2017, to provide up to $15 million annually for Atlanta Gas Light to commit to strategic economic development projects. Projects under this tariff must be approved by the Georgia PSC.
PRP
Atlanta Gas Light previously recovered PRP costs through a PRP surcharge established in 2015 to address recovery of the under recovered PRP balance and the related carrying costs. Effective January 2018, PRP costs are being recovered through GRAM and base rates until the earlier of the full recovery of the under recovered amount or December 31, 2025. The under recovered balance at December 31, 2019 was $135 million, including $70 million of unrecognized equity return. See "Rate Proceedings" and "Unrecognized Ratemaking Amounts" herein for additional information.
Rate Proceedings
Nicor Gas
In January 2018, the Illinois Commission approved a $137 million increase in annual base rate revenues, including $93 million related to the recovery of investments under the Investing in Illinois program, effective in February 2018, based on a ROE of 9.8%. In May 2018, the Illinois Commission approved Nicor Gas' rehearing request for revised base rates to incorporate the reduction in the federal income tax rate as a result of the Tax Reform Legislation. The resulting decrease of approximately $44 million in annual base rate revenues became effective May 5, 2018. The benefits of the Tax Reform Legislation from January 25, 2018 through May 4, 2018 were refunded to customers via bill credits and concluded in the second quarter 2019.
In November 2018, Nicor Gas filed a general base rate case with the Illinois Commission. On October 2, 2019, the Illinois Commission approved a $168 million annual base rate increase effective October 8, 2019. The base rate increase included $65 million related to the recovery of program costs under the Investing in Illinois program and was based on a ROE of 9.73% and an equity ratio of 54.2%. Additionally, the Illinois Commission approved a volume balancing adjustment, a revenue decoupling mechanism for residential customers that provides a monthly benchmark level of revenue per rate class for recovery.
Atlanta Gas Light
On June 3, 2019, Atlanta Gas Light filed a general base rate case with the Georgia PSC. On December 19, 2019, the Georgia PSC approved a $65 million annual base rate increase, effective January 1, 2020, based on a ROE of 10.25% and an equity ratio of 56%. Earnings will be evaluated against a ROE range of 10.05% to 10.45%, with disposition of any earnings above 10.45% to be determined by the Georgia PSC. Additionally, the Georgia PSC approved continuation of the previously authorized inclusion in base rates of the recovery of and return on the infrastructure program investments, including, but not limited to, GRAM adjustments, and a reauthorization and continuation of GRAM until terminated by the Georgia PSC. GRAM filing rate adjustments will be based on the authorized ROE of 10.25%. GRAM adjustments for 2021 may not exceed 5% of 2020 base rates. The 5% limitation does not set a precedent in any future rate proceedings by Atlanta Gas Light.
On January 31, 2020, in accordance with the Georgia PSC's order for the 2019 rate case, Atlanta Gas Light filed a recommended notice of proposed rulemaking for a long-range planning tool. The proposal provides for participating natural gas utilities to file a comprehensive capacity supply and related infrastructure delivery plan for a 10-year period, including capital and related operations and maintenance expense budgets. Participating natural gas utilities would file an updated 10-year plan at least once every third year under the proposal. Related costs of implementing an approved comprehensive plan would be included in the utility's next rate case or GRAM filing. The rulemaking process is expected to be completed during 2020.
Virginia Natural Gas
In December 2018, the Virginia Commission approved Virginia Natural Gas' annual information form filing, which reduced annual base rates by $14 million effective January 1, 2019 due to lower tax expense as a result of the Tax Reform Legislation, along with customer refunds, via bill credits, for $14 million related to 2018 tax benefits deferred as a regulatory liability at December 31, 2018. These customer refunds were completed in the first quarter 2019.
On February 3, 2020, Virginia Natural Gas filed a notice of intent with the Virginia Commission as required prior to the filing of a base rate case, which will occur between April 3, 2020 and April 30, 2020. The ultimate outcome of this matter cannot be determined at this time.
See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

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

	December 31, 2019	December 31, 2018
	(in millions)
Atlanta Gas Light	$70	$95
Virginia Natural Gas	10	11
Nicor Gas	2	4
Total	$82	$110
Construction Programs
The Registrants are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. The Southern Company system intends to continue its strategy of developing and constructing new electric generating facilities, expanding and improving the electric transmission and electric and natural gas distribution systems, and undertaking projects to comply with environmental laws and regulations.
For the traditional electric operating companies, major generation construction projects are subject to state PSC approval in order to be included in retail rates. The largest construction project currently underway in the Southern Company system is Plant Vogtle Units 3 and 4. See "Nuclear Construction" herein for additional information. Also see "Regulatory Matters – Alabama Power" herein for information regarding Alabama Power's construction of Plant Barry Unit 8.
While Southern Power generally constructs and acquires generation assets covered by long-term PPAs, any uncontracted capacity could negatively affect future earnings. See "Southern Power" herein, "Acquisitions and Dispositions – Southern Power" herein, and Note 15 to the financial statements under "Southern Power" for additional information about costs relating to Southern Power's acquisitions that involve construction of renewable energy facilities.
Southern Company Gas is engaged in various infrastructure improvement programs designed to update or expand the natural gas distribution systems of the natural gas distribution utilities to improve reliability and meet operational flexibility and growth. The natural gas distribution utilities recover their investment and a return associated with these infrastructure programs through their regulated rates. See "Southern Company Gas" herein for additional information regarding infrastructure improvement programs at the natural gas distribution utilities and certain pipeline construction projects.
See FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements" herein for additional information regarding the Registrants' capital requirements for their construction programs, including estimated totals for each of the next five years.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

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
See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" for information on the Amended and Restated Loan Guarantee Agreement, including applicable covenants, events of default, mandatory prepayment events, and conditions to borrowing.
Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4 by the expected in-service dates of November 2021 and November 2022, respectively, is as follows:

(in billions)
Base project capital cost forecast(a)(b)	$8.2
Construction contingency estimate	0.2
Total project capital cost forecast(a)(b)	8.4
Net investment as of December 31, 2019(b)	(5.9)
Remaining estimate to complete(a)	$2.5

(a)	Excludes financing costs expected to be capitalized through AFUDC of approximately $300 million, of which $23 million had been accrued through December 31, 2019.

(b)	Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds.
As of December 31, 2019, approximately $140 million of the $366 million construction contingency estimate established in the second quarter 2018 was allocated to the base capital cost forecast for cost risks including, among other factors, construction productivity; craft labor incentives; adding resources for supervision, field support, project management, initial test program, start-up, and operations and engineering support; subcontracts; and procurement. As and when construction contingency is spent, Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.1 billion, of which $2.2 billion had been incurred through December 31, 2019.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of commodity installation, system turnovers, and workforce statistics.
In April 2019, Southern Nuclear established aggressive target values for monthly construction production and system turnover activities as part of a strategy to maintain and, where possible, build margin to the regulatory-approved in-service dates of November 2021 for Unit 3 and November 2022 for Unit 4. The project has faced challenges with the April 2019 aggressive strategy targets, including, but not limited to, electrical and pipefitting labor productivity and closure rates for work packages, which resulted in a backlog of activities and completion percentages below the April 2019 aggressive strategy targets. However,

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Southern Nuclear and Georgia Power believe that existing productivity levels and pace of activity completion are sufficient to meet the regulatory-approved in-service dates.
In February 2020, Southern Nuclear updated its cost and schedule forecast, which did not change the projected overall capital cost forecast and confirmed the expected in-service dates of November 2021 for Unit 3 and November 2022 for Unit 4. This update included initiatives to improve productivity while refining and extending system turnover plans and certain near-term milestone dates. Other milestone dates did not change. Achievement of the aggressive site work plan relies on meeting increased monthly production and activity target values during 2020. To meet these 2020 targets, existing craft, including subcontractors, construction productivity must improve and be sustained above historical average levels, appropriate levels of craft laborers, particularly electrical and pipefitter craft labor, must be maintained, and additional supervision and other field support resources must be retained. Southern Nuclear and Georgia Power continue to believe that pursuit of an aggressive site work plan is an appropriate strategy to achieve completion of the units by their regulatory-approved in-service dates.
As construction, including subcontract work, continues and testing and system turnover activities increase, challenges with management of contractors and vendors; subcontractor performance; supervision of craft labor and related craft labor productivity, particularly in the installation of electrical and mechanical commodities, ability to attract and retain craft labor, and/or related cost escalation; procurement, fabrication, delivery, assembly, installation, system turnover, and the initial testing and start-up, including any required engineering changes or any remediation related thereto, of plant systems, structures, or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale), or regional transmission upgrades, any of which may require additional labor and/or materials; or other issues could arise and change the projected schedule and estimated cost.
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the NRC. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the ITAAC documentation for each unit and the related reviews and approvals by the NRC necessary to support NRC authorization to load fuel, may arise, which may result in additional license amendments or require other resolution. As part of the aggressive site work plan, in January 2020, Southern Nuclear notified the NRC of its intent to load fuel in 2020. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.
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
As a result of an increase in the total project capital cost forecast and Georgia Power's decision not to seek rate recovery of the increase in the base capital costs in conjunction with the nineteenth VCM report in 2018, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 were required to vote to continue construction. In September 2018, the Vogtle Owners unanimously voted to continue construction of Plant Vogtle Units 3 and 4.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Amendments to the Vogtle Joint Ownership Agreements
In connection with the vote to continue construction, Georgia Power entered into (i) a binding term sheet (Vogtle Owner Term Sheet) with the other Vogtle Owners and MEAG Power's wholly-owned subsidiaries MEAG Power SPVJ, LLC (MEAG SPVJ), MEAG Power SPVM, LLC (MEAG SPVM), and MEAG Power SPVP, LLC (MEAG SPVP) to take certain actions which partially mitigate potential financial exposure for the other Vogtle Owners, including additional amendments to the Vogtle Joint Ownership Agreements and the purchase of PTCs from the other Vogtle Owners at pre-established prices, and (ii) a term sheet (MEAG Term Sheet) with MEAG Power and MEAG SPVJ to provide funding with respect to MEAG SPVJ's ownership interest in Plant Vogtle Units 3 and 4 under certain circumstances. On January 14, 2019, Georgia Power, MEAG Power, and MEAG SPVJ entered into an agreement to implement the provisions of the MEAG Term Sheet. On February 18, 2019, Georgia Power, the other Vogtle Owners, and MEAG Power's wholly-owned subsidiaries MEAG SPVJ, MEAG SPVM, and MEAG SPVP entered into certain amendments to the Vogtle Joint Ownership Agreements to implement the provisions of the Vogtle Owner Term Sheet.
The ultimate outcome of these matters cannot be determined at this time.
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. At December 31, 2019, Georgia Power had recovered approximately $2.2 billion of financing costs. Financing costs related to capital costs above $4.418 billion are being recognized through AFUDC and are expected to be recovered through retail rates over the life of Plant Vogtle Units 3 and 4; however, Georgia Power will not record AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery. On December 17, 2019, the Georgia PSC approved Georgia Power's request to decrease the NCCR tariff by $62 million annually, effective January 1, 2020.
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
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) Georgia Power's seventeenth VCM report and modified the Vogtle Cost Settlement Agreement. The Vogtle Cost Settlement Agreement, as modified by the January 11, 2018 order, resolved the following regulatory matters related to Plant Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the amounts paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and related customer refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and deemed reasonable Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap and that prudence decisions on cost recovery will be made at a later date, consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC in the 2013 ARP) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that upon Unit 3 reaching commercial operation, retail base rates would be adjusted to include carrying costs on those capital costs deemed prudent in the Vogtle Cost Settlement Agreement. The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective Unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $75 million,

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

$100 million, and $25 million in 2019, 2018, and 2017, respectively, and are estimated to have negative earnings impacts of approximately $140 million, $240 million, and $190 million in 2020, 2021, and 2022, respectively. In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
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
On February 18, 2020, the Georgia PSC approved Georgia Power's twentieth VCM report and its concurrently-filed twenty-first VCM report, including approval of (i) $1.2 billion of construction capital costs incurred from July 1, 2018 through June 30, 2019 and (ii) $21.5 million of expenditures related to Georgia Power's portion of an administrative claim filed in the Westinghouse bankruptcy proceedings (which expenditures had previously been deferred by the Georgia PSC for later approval). Through the twenty-first VCM, the Georgia PSC has approved total construction capital costs incurred through June 30, 2019 of $6.7 billion (before $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds). On February 19, 2020, Georgia Power filed its twenty-second VCM report with the Georgia PSC covering the period from July 1, 2019 through December 31, 2019, requesting approval of $674 million of construction capital costs incurred during that period.
The ultimate outcome of these matters cannot be determined at this time.
Southern Power
During 2019, Southern Power completed construction of and placed in service the 385-MW Plant Mankato expansion and the Wildhorse Mountain facility, acquired and continued construction of the Skookumchuck facility, and continued construction of the Reading facility.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Expected COD	PPA Counterparties	PPA Contract Period
Projects Completed During the Year Ended December 31, 2019
Mankato expansion(a)	Natural Gas	385	Mankato, MN	May 2019	Northern States Power Company	20 years
Wildhorse Mountain (b)	Wind	100	Pushmataha County, OK	December 2019	Arkansas Electric Cooperative Corporation	20 years
Projects Under Construction at December 31, 2019
Reading(c)	Wind	200	Osage and Lyon Counties, KS	Second quarter 2020	Royal Caribbean Cruises LTD	12 years
Skookumchuck(d)	Wind	136	Lewis and Thurston Counties, WA	Second quarter 2020	Puget Sound Energy	20 years

(a)
Southern Power completed the sale of its equity interests in Plant Mankato, including the expansion, to a subsidiary of Xcel on January 17, 2020. The expansion unit started providing energy under a PPA with Northern States Power on June 1, 2019. See "Acquisitions and Dispositions – Southern Power – Sales of Natural Gas and Biomass Plants" herein and Note 15 to the financial statements under "Southern Power" and "Assets Held for Sale" for additional information.

(b)
In May 2018, Southern Power purchased 100% of the membership interests of the Wildhorse Mountain facility. In December 2019, Southern Power entered into a tax equity partnership and, as a result, owns 100% of the Class B membership interests.

(c)
In August 2018, Southern Power purchased 100% of the membership interests of the Reading facility pursuant to a joint development arrangement. Southern Power may enter into a tax equity partnership, in which case it would then own 100% of the Class B membership interests. The ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

(d)
In October 2019, Southern Power purchased 100% of the membership interests of the Skookumchuck facility pursuant to a joint development arrangement. In December 2019, Southern Power entered into a tax equity agreement as the Class B member with funding of the tax equity amounts expected to occur upon commercial operation. Shortly after commercial operation, Southern Power may sell a noncontrolling interest in these Class B membership interests to another partner. The ultimate outcome of this matter cannot be determined at this time.

Total aggregate construction costs for the two projects under construction at December 31, 2019, excluding acquisition costs, are expected to be between $490 million and $535 million. At December 31, 2019, total costs of construction incurred for these projects were $417 million and are included in CWIP. The ultimate outcome of these matters cannot be determined at this time.
Southern Company Gas
Infrastructure Replacement Programs and Capital Projects
Southern Company Gas continues to focus on capital discipline and cost control while pursuing projects and initiatives that are expected to have current and future benefits to customers, provide an appropriate return on invested capital, and help ensure the safety and reliability of the utility infrastructure. In addition to capital expenditures recovered through base rates by each of the natural gas distribution utilities, Nicor Gas and Virginia Natural Gas have separate rate riders that provide timely recovery of capital expenditures for specific infrastructure replacement programs. Total capital expenditures incurred during 2019 for gas distribution operations were $1.4 billion.
The following table and discussions provide updates on the infrastructure replacement programs and capital projects at the natural gas distribution utilities at December 31, 2019. These programs are risk-based and designed to update and replace cast iron, bare steel, and mid-vintage plastic materials or expand Southern Company Gas' distribution systems to improve reliability and meet operational flexibility and growth. The anticipated expenditures for these programs in 2020 are quantified in the discussion below.

Utility	Program	Recovery	Expenditures in 2019	Expenditures Since Project Inception	Pipe Installed Since Project Inception	Scope of Program	Program Duration	Last Year of Program
			(in millions)		(miles)	(miles)	(years)
Nicor Gas	Investing in Illinois(*)	Rider	$396	$1,712	843	1,450	9	2023
Virginia Natural Gas	Steps to Advance Virginia's Energy (SAVE and SAVE II)	Rider	45	244	363	770	13	2024
Total			$441	$1,956	1,206	2,220

(*)	Includes replacement of pipes, compressors, and transmission mains along with other improvements such as new meters. Scope of program miles is an estimate and subject to change.
Nicor Gas
In 2013, Illinois enacted legislation that allows Nicor Gas to provide more widespread safety and reliability enhancements to its distribution system. The legislation stipulates that rate increases to customers as a result of any infrastructure investments shall not exceed a cumulative annual average of 4.0% or, in any given year, 5.5% of base rate revenues. In 2014, the Illinois Commission approved the nine-year regulatory infrastructure program, Investing in Illinois, subject to annual review. Nicor Gas expects to place into service $400 million of qualifying projects under Investing in Illinois in 2020.
In conjunction with the base rate case order issued by the Illinois Commission in January 2018, Nicor Gas is recovering program costs incurred prior to December 31, 2017 through base rates. Additionally, the Illinois Commission's approval of Nicor Gas' rate case on October 2, 2019 included $65 million in annual revenues related to the recovery of program costs from January 1, 2018 through September 30, 2019 under the Investing in Illinois program. See "Regulatory Matters – Southern Company Gas – Rate Proceedings" herein for additional information.
Virginia Natural Gas
In 2012, the Virginia Commission approved the SAVE program, an accelerated infrastructure replacement program. In 2016 and on September 25, 2019, the Virginia Commission approved amendments and extensions to the SAVE program. The latest extension allows Virginia Natural Gas to continue replacing aging pipeline infrastructure through 2024 and increases its authorized investment under the previously-approved plan from $35 million to $40 million in 2019 with additional annual investments of $50 million in 2020, $60 million in 2021, $70 million in each year from 2022 through 2024, and a total potential

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

variance of up to $5 million allowed for the program, for a maximum total investment over the six-year term (2019 through 2024) of $365 million. Virginia Natural Gas expects to invest $50 million under this program in 2020.
The SAVE program is subject to annual review by the Virginia Commission. In accordance with the base rate case order issued by the Virginia Commission in 2017, Virginia Natural Gas is recovering program costs incurred prior to September 1, 2017 through base rates. Program costs incurred subsequent to September 1, 2017 are currently recovered through a separate rider and are subject to future base rate case proceedings.
On December 6, 2019, Virginia Natural Gas filed an application with the Virginia Commission for a 24.1-mile header improvement project to improve resiliency and increase the supply of natural gas delivered to energy suppliers, including Virginia Natural Gas. The cost of the project is expected to total $346 million. The Virginia Commission is expected to rule on this application in the second quarter 2020. Construction is expected to begin in June 2021 and the project is expected to be placed in service in the fourth quarter 2022. The ultimate outcome of this matter cannot be determined at this time.
Atlanta Gas Light
As discussed under "Regulatory Matters – Southern Company Gas – Utility Regulation and Rate Design" herein, i-SRP and i-VPR will continue under GRAM and the recovery of and return on current and future infrastructure program capital investments will be included in base rates.
Pipeline Construction Projects
Southern Company Gas is involved in two significant pipeline construction projects within its gas pipeline investments segment. These projects, along with Southern Company Gas' existing pipelines, are intended to provide diverse sources of natural gas supplies to customers, resolve current and long-term supply planning for new capacity, enhance system reliability, and generate economic development in the areas served.
In 2014, Southern Company Gas entered into a joint venture, whereby it holds a 5% ownership interest in the Atlantic Coast Pipeline, an interstate pipeline company formed to develop and operate an approximate 605-mile natural gas pipeline in North Carolina, Virginia, and West Virginia with expected initial transportation capacity of 1.5 Bcf per day. The proposed pipeline project is expected to transport natural gas to customers in Virginia. In 2017, the Atlantic Coast Pipeline received FERC approval.
The Atlantic Coast Pipeline has experienced challenges to its permits since construction began in 2018. During the third and fourth quarters 2018, a FERC stop work order, together with delays in obtaining permits necessary for construction and construction delays due to judicial actions, impacted the cost and schedule for the project. Project cost estimates are approximately $8.0 billion ($400 million for Southern Company Gas), excluding financing costs. On October 4, 2019, the U.S. Supreme Court agreed to hear Atlantic Coast Pipeline's appeal of a lower court ruling that overturned a key permit for the project. On January 7, 2020, the U.S. Court of Appeals for the Fourth Circuit vacated another key permit. The operator of the joint venture has indicated that it currently expects to complete construction by the end of 2021 and place the project in service shortly thereafter.
On February 7, 2020, Southern Company Gas entered into an agreement with Dominion Atlantic Coast Pipeline, LLC for the sale of its interest in Atlantic Coast Pipeline. The transaction is expected to be completed in the first half of 2020; however, the ultimate outcome cannot be determined at this time. See Note 15 to the financial statements under "Southern Company Gas – Proposed Sale of Pivotal LNG and Atlantic Coast Pipeline" for additional information.
Also in 2014, Southern Company Gas entered into a partnership in which it holds a 20% ownership interest in the PennEast Pipeline, an interstate pipeline company formed to develop and operate an approximate 118-mile natural gas pipeline between New Jersey and Pennsylvania. The expected initial transportation capacity of 1.0 Bcf per day is under long-term contracts, mainly with public utilities and other market-serving entities, such as electric generation companies, in New Jersey, Pennsylvania, and New York. Southern Company Gas believes this pipeline will alleviate takeaway constraints in the Marcellus region and help mitigate some of the price volatility experienced during recent winters.
Expected project costs related to the PennEast Pipeline for Southern Company Gas total approximately $300 million, excluding financing costs. In January 2018, the PennEast Pipeline received initial FERC approval. Work continues with state and federal agencies to obtain the required permits to begin construction. On September 10, 2019, an appellate court ruled that the PennEast Pipeline does not have federal eminent domain authority over lands in which a state has property rights interests. On February 18, 2020, PennEast Pipeline filed a petition for a writ of certiorari to seek U.S. Supreme Court review of the appellate court decision. On December 30, 2019, PennEast Pipeline filed a two-year extension request with the FERC to complete the project by January 19, 2022.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Additionally, on January 30, 2020, PennEast Pipeline filed an amendment with the FERC to construct the pipeline project in two phases. The first phase would consist of 68 miles of pipe, constructed entirely within Pennsylvania, which is expected to be completed by November 2021. The second phase would include the remaining route in Pennsylvania and New Jersey and is targeted for completion in 2023. FERC approval of the amended plan is required prior to beginning the first phase.
The ultimate outcome of these matters cannot be determined at this time; however, any work delays, whether caused by judicial or regulatory action, abnormal weather, or other conditions, may result in additional cost or schedule modifications or, ultimately, in project cancellation, any of which could result in an impairment of one or both of Southern Company Gas' investments and could have a material impact on Southern Company's and Southern Company Gas' financial statements. Southern Company Gas evaluated its investments and determined there was no impairment as of December 31, 2019.
See Notes 3 and 7 to the financial statements under "Guarantees" and "Southern Company Gas – Equity Method Investments," respectively, for additional information on these pipeline projects.
Southern Power's Power Sales Agreements
General
Southern Power has PPAs with some of the traditional electric operating companies, other investor-owned utilities, IPPs, municipalities, and other load-serving entities, as well as commercial and industrial customers. The PPAs are expected to provide Southern Power with a stable source of revenue during their respective terms.
Many of Southern Power's PPAs have provisions that require Southern Power or the counterparty to post collateral or an acceptable substitute guarantee in the event that S&P or Moody's downgrades the credit ratings of the respective company to an unacceptable credit rating or if the counterparty is not rated or fails to maintain a minimum coverage ratio.
On January 29, 2019, Pacific Gas & Electric Company (PG&E) filed petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Southern Power, together with its noncontrolling partners, owns four solar facilities where PG&E is the energy off-taker for approximately 207 MWs of capacity under long-term PPAs. PG&E is also the transmission provider for these four facilities and two of Southern Power's other solar facilities. At December 31, 2019, Southern Power had outstanding accounts receivables due from PG&E of $2 million related to the PPAs and $33 million related to the transmission interconnections (of which $27 million is classified in receivables – other and $6 million is classified in other deferred charges and assets). Subsequent to December 31, 2019, Southern Power received $15 million in accordance with a November 2019 bankruptcy court order granting payment of transmission interconnections for amounts due and owing. Southern Power continues to evaluate the recoverability of its investments in these solar facilities under various scenarios, including selling the related energy into the competitive markets, and has concluded that these solar facilities are not impaired. PG&E has continued to perform under the terms of the PPAs. Southern Power does not expect a material impact to its financial statements if, as a result of the bankruptcy proceedings, PG&E does not perform in accordance with the PPAs or the terms of the PPAs are renegotiated; however, the ultimate outcome of this matter cannot be determined at this time.
Southern Power is working to maintain and expand its share of the wholesale markets. During 2019, Southern Power saw an increase in the demand for energy and capacity that can be served from natural gas generating facilities, especially in the Southeast, and expects that this increase in demand will continue in the near term (2020-2022), with timing varying depending on the market. During 2019, Southern Power successfully remarketed approximately 190 to 650 MWs of annual natural gas generation capacity to load-serving entities through several PPAs extending over the next nine years. Southern Power calculates an investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective generation facilities' net book value (or expected in-service value for facilities under construction) as the investment amount. With the inclusion of investments associated with the wind facilities currently under construction, as well as other capacity and energy contracts, and excluding Plant Mankato, which was sold on January 17, 2020, Southern Power's average investment coverage ratio at December 31, 2019 was 93% through 2024 and 90% through 2029, with an average remaining contract duration of approximately 14 years. See "Acquisitions and Dispositions – Southern Power" and "Construction Programs – Southern Power" herein for additional information.
Natural Gas
Southern Power's electricity sales from natural gas facilities are primarily through long-term PPAs that consist of two types of agreements. The first type, referred to as a unit or block sale, is a customer purchase from a dedicated generating unit where all or a portion of the generation from that unit is reserved for that customer. Southern Power typically has the ability to serve the unit or block sale customer from an alternate resource. The second type, referred to as requirements service, provides that Southern Power serve the customer's capacity and energy requirements from a combination of the customer's own generating units and

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

from Southern Power resources not dedicated to serve unit or block sales. Southern Power has rights to purchase power provided by the requirements customers' resources when economically viable.
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
Solar and Wind
Southern Power's electricity sales from solar and wind (renewable) generating facilities are also primarily through long-term PPAs; however, these solar and wind PPAs do not have a capacity charge and customers either purchase the energy output of a dedicated renewable facility through an energy charge or provide Southern Power a certain fixed price for the electricity sold to the grid. As a result, Southern Power's ability to recover fixed and variable operations and maintenance expenses is dependent upon the level of energy generated from these facilities, which can be impacted by weather conditions, equipment performance, transmission constraints, and other factors. Generally, under the renewable generation PPAs, the purchasing party retains the right to keep or resell the renewable energy credits.
Income Tax Matters
Consolidated Income Taxes
On behalf of the Registrants, Southern Company files a consolidated federal income tax return and various state income tax returns, some of which are combined or unitary. Under a joint consolidated income tax allocation agreement, each Southern Company subsidiary's current and deferred tax expense is computed on a stand-alone basis and no subsidiary is allocated more current expense than would be paid if it filed a separate income tax return. In accordance with IRS regulations, each company is jointly and severally liable for the federal tax liability.
The impact of certain tax events at Southern Company and/or its other subsidiaries can, and does, affect each Registrant's ability to utilize certain tax credits. See "Tax Credits" and ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates" herein and Note 10 to the financial statements for additional information.
Federal Tax Reform Legislation
In 2017, the Tax Reform Legislation was signed into law and became effective on January 1, 2018. The Tax Reform Legislation, among other things, reduced the federal corporate income tax rate to 21%, retained normalization provisions for public utility property and existing renewable energy incentives, and repealed the corporate alternative minimum tax. In addition, under the Tax Reform Legislation, NOLs generated after December 31, 2017 can no longer be carried back to previous tax years but can be carried forward indefinitely, with utilization limited to 80% of taxable income of the subsequent tax year. The projected reduction of Southern Company's consolidated income tax liability resulting from the tax rate reduction also delays the expected utilization of existing tax credit carryforwards. See "Consolidated Income Taxes" herein and Note 10 to the financial statements for information on Southern Company's joint consolidated income tax allocation agreement.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Bonus Depreciation
Under the Tax Reform Legislation, projects with binding contracts prior to September 28, 2017 and placed in service after September 27, 2017 remain eligible for 50% bonus depreciation for 2015 through 2017, 40% bonus depreciation for 2018, and 30% bonus depreciation for 2019 and certain long-lived assets placed in service in 2020. Based on provisional estimates, bonus depreciation is expected to result in positive cash flows for the Registrants as follows:

	2019 Tax Year	2020 Tax Year
	(in millions)
Southern Company	$989	$382
Alabama Power	180	68
Georgia Power	314	56
Mississippi Power	7	2
Southern Power(*)	87	95
Southern Company Gas	190	58

(*)	Cash flows resulting from bonus depreciation for Southern Power would also be impacted by Southern Power's use of tax equity partnerships.
See Note 10 to the financial statements under "Current and Deferred Income Taxes" for additional information. The ultimate outcome of this matter cannot be determined at this time.
Tax Credits
The Tax Reform Legislation retained solar energy incentives of 30% ITC for projects that commenced construction by December 31, 2019; 26% ITC for projects that commence construction in 2020; 22% ITC for projects that commence construction in 2021; and a permanent 10% ITC for projects that commence construction on or after January 1, 2022. In addition, the Tax Reform Legislation retained wind energy incentives of 100% PTC for projects that commenced construction in 2016; 80% PTC for projects that commenced construction in 2017; 60% PTC for projects that commenced construction in 2018; and 40% PTC for projects that commenced construction in 2019. As a result of a tax extenders bill passed in December 2019, projects that begin construction in 2020 will be entitled to 60% PTC. Projects commencing construction after 2020 will not be entitled to any PTCs. Southern Company has received ITCs and PTCs in connection with investments in solar, wind, and biomass facilities primarily at Southern Power and Georgia Power.
Southern Power's ITCs relate to its investment in new solar facilities acquired or constructed and its PTCs relate to the first 10 years of energy production from its wind facilities, which have had, and may continue to have, a material impact on Southern Power's cash flows and net income. At December 31, 2019, Southern Company and Southern Power had approximately $1.8 billion and $1.4 billion, respectively, of unutilized ITCs and PTCs, which are currently expected to be fully utilized by 2024, but could be further delayed. Since 2018, Southern Power has been utilizing tax equity partnerships for wind and solar projects, where the tax partner takes significantly all of the respective federal tax benefits. These tax equity partnerships are consolidated in Southern Company's and Southern Power's financial statements using the HLBV methodology to allocate partnership gains and losses. See Note 1 to the financial statements under "General" for additional information on the HLBV methodology and Note 1 to the financial statements under "Income Taxes" and Note 10 to the financial statements under "Deferred Tax Assets and Liabilities – Tax Credit Carryforwards" and "Effective Tax Rate" for additional information regarding utilization and amortization of credits and the tax benefit related to associated basis differences.
General Litigation Matters
The Registrants are involved in various other matters being litigated and regulatory matters that could affect future earnings. The ultimate outcome of such pending or potential litigation or regulatory matters against each Registrant and any subsidiaries cannot be determined at this time; however, for current proceedings not specifically reported herein or in Notes 2 and 3 to the financial statements, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on such Registrant's financial statements. See Notes 2 and 3 to the financial statements for a discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
The Registrants believe the pending legal challenges discussed below have no merit; however, the ultimate outcome of these matters cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Southern Company
In January 2017, a securities class action complaint was filed against Southern Company, certain of its officers, and certain former Mississippi Power officers in the U.S. District Court for the Northern District of Georgia by Monroe County Employees' Retirement System on behalf of all persons who purchased shares of Southern Company's common stock between April 25, 2012 and October 29, 2013. The complaint alleges that Southern Company, certain of its officers, and certain former Mississippi Power officers made materially false and misleading statements regarding the Kemper County energy facility in violation of certain provisions under the Securities Exchange Act of 1934, as amended. The complaint seeks, among other things, compensatory damages and litigation costs and attorneys' fees. In 2017, the plaintiffs filed an amended complaint that provided additional detail about their claims, increased the purported class period by one day, and added certain other former Mississippi Power officers as defendants. Also in 2017, the defendants filed a motion to dismiss the plaintiffs' amended complaint with prejudice, to which the plaintiffs filed an opposition. In March 2018, the court issued an order granting, in part, the defendants' motion to dismiss. The court dismissed certain claims against certain officers of Southern Company and Mississippi Power and dismissed the allegations related to a number of the statements that plaintiffs challenged as being false or misleading. In April 2018, the defendants filed a motion for reconsideration of the court's order, seeking dismissal of the remaining claims in the lawsuit. In August 2018, the court denied the motion for reconsideration and denied a motion to certify the issue for interlocutory appeal. On August 22, 2019, the court certified the plaintiffs' proposed class. On September 5, 2019, the defendants filed a petition for interlocutory appeal of the class certification order with the U.S. Court of Appeals for the Eleventh Circuit. On December 19, 2019, the U.S. District Court for the Northern District of Georgia entered an order staying all deadlines in the case pending mediation. The stay automatically expires on March 31, 2020.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

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
Mississippi Power
In May 2018, Southern Company and Mississippi Power received a notice of dispute and arbitration demand filed by Martin Product Sales, LLC (Martin) based on two agreements, both related to Kemper IGCC byproducts for which Mississippi Power provided termination notices in 2017. Martin alleges breach of contract, breach of good faith and fair dealing, fraud and misrepresentation, and civil conspiracy and makes a claim for damages in the amount of approximately $143 million, as well as additional unspecified damages, attorney's fees, costs, and interest. A portion of the claim for damages was on behalf of Martin Transport, Inc. (Martin Transport), an affiliate of Martin. In the first quarter 2019, Mississippi Power and Southern Company filed motions to dismiss, which were denied by the arbitration panel on May 10, 2019. On September 27, 2019, Martin Transport filed a separate complaint against Mississippi Power in the Circuit Court of Kemper County, Mississippi alleging claims of fraud, negligent misrepresentation, promissory estoppel, and equitable estoppel, each arising out of the same alleged facts and circumstances that underlie Martin's arbitration demand. Martin Transport seeks compensatory damages of $5 million and punitive damages of $50 million. In November 2019, Martin Transport's claim was combined with the Martin arbitration case and the separate court case was dismissed. On December 16, 2019, Southern Company and Mississippi Power each filed motions for summary judgment on all claims. On February 17, 2020, the arbitration panel granted Southern Company's motion and dismissed Southern Company from the arbitration. An adverse outcome in this proceeding could have a material impact on Southern Company's and Mississippi Power's financial statements.
In November 2018, Ray C. Turnage and 10 other individual plaintiffs filed a putative class action complaint against Mississippi Power and three members of the Mississippi PSC in the U.S. District Court for the Southern District of Mississippi. Mississippi Power received Mississippi PSC approval in 2013 to charge a mirror CWIP rate premised upon including in its rate base pre-construction and construction costs for the Kemper IGCC prior to placing the Kemper IGCC into service. The Mississippi Supreme Court reversed that approval and ordered Mississippi Power to refund the amounts paid by customers under the previously-approved mirror CWIP rate. The plaintiffs allege that the initial approval process, and the amount approved, were improper. They also allege that Mississippi Power underpaid customers by up to $23.5 million in the refund process by applying an incorrect interest rate. The plaintiffs seek to recover, on behalf of themselves and their putative class, actual damages, punitive damages, pre-judgment interest, post-judgment interest, attorney's fees, and costs. In response to Mississippi Power and the Mississippi PSC each filing a motion to dismiss, the plaintiffs filed an amended complaint on March 14, 2019. The amended complaint included four additional plaintiffs and additional claims for gross negligence, reckless conduct, and intentional wrongdoing. Mississippi Power and the Mississippi PSC have each filed a motion to dismiss the amended complaint. An adverse outcome in this proceeding could have a material impact on Mississippi Power's financial statements.
See Note 2 to the financial statements under "Kemper County Energy Facility" for additional information.
Other Matters
Southern Company
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
The ability of the lessees to make required payments to the Southern Holdings subsidiary is dependent on the operational performance of the assets. In 2017, the financial and operational performance of one of the lessees and the associated generation assets raised significant concerns about the short-term ability of the generation assets to produce cash flows sufficient to support ongoing operations and the lessee's contractual obligations and its ability to make the remaining semi-annual lease payments through the end of the lease term in 2047. In addition, following the expiration of the existing power offtake agreement in 2032, the lessee also is exposed to remarketing risk, which encompasses the price and availability of alternative sources of generation.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

While all lease payments through December 31, 2019 have been paid in full due to recent operational improvements, operational and remarketing risks and the resulting cash liquidity challenges persist, and significant concerns continue regarding the lessee's ability to make the remaining semi-annual lease payments. These challenges may also impact the expected residual value of the generation assets. Southern Company has evaluated the recoverability of the lease receivable and the expected residual value of the generation assets under various scenarios. Based on current forecasts of energy prices in the years following the expiration of the existing PPA, Southern Company concluded that it is no longer probable that all of the associated rental payments will be received over the term of the lease. As a result, during the fourth quarter 2019, Southern Company revised the estimate of cash flows to be received under the leveraged lease, which resulted in an impairment charge of $17 million ($13 million after tax). If any future lease payment is not paid in full, the Southern Holdings subsidiary may be unable to make its corresponding payment to the holders of the underlying non-recourse debt related to the generation assets. Failure to make the required payment to the debtholders could represent an event of default that would give the debtholders the right to foreclose on, and take ownership of, the generation assets from the Southern Holdings subsidiary, in effect terminating the lease and resulting in the write-off of the related lease receivable, which totaled approximately $76 million at December 31, 2019. Southern Company will continue to monitor the operational performance of the underlying assets and evaluate the ability of the lessee to continue to make the required lease payments. The ultimate outcome of this matter cannot be determined at this time.
Mississippi Power
In conjunction with Southern Company's sale of Gulf Power, NextEra Energy held back $75 million of the purchase price pending Mississippi Power and Gulf Power negotiating a mutually acceptable revised operating agreement for Plant Daniel. In addition, Mississippi Power and Gulf Power committed to seek a restructuring of their 50% undivided ownership interests in Plant Daniel such that each of them would, after the restructuring, own 100% of a generating unit. On January 15, 2019, Gulf Power provided notice to Mississippi Power that Gulf Power will retire its share of the generating capacity of Plant Daniel on January 15, 2024. Mississippi Power has the option to purchase Gulf Power's ownership interest for $1 on January 15, 2024, provided that Mississippi Power exercises the option no later than 120 days prior to that date. Mississippi Power is assessing the potential operational and economic effects of Gulf Power's notice. The ultimate outcome of these matters remains subject to completion of Mississippi Power's evaluations and applicable regulatory approvals, including by the FERC and the Mississippi PSC, and cannot be determined at this time. See Note 15 to the financial statements under "Southern Company" for information regarding the sale of Gulf Power.
Southern Company Gas
A wholly-owned subsidiary of Southern Company Gas owns and operates a natural gas storage facility consisting of two salt dome caverns in Louisiana. Periodic integrity tests are required in accordance with rules of the Louisiana Department of Natural Resources (DNR). In 2017, in connection with an ongoing integrity project, updated seismic mapping indicated the proximity of one of the caverns to the edge of the salt dome may be less than the required minimum and could result in Southern Company Gas retiring the cavern early.
In the third quarter 2019, management determined that it no longer planned to obtain the core samples during 2020 that are necessary to determine the composition of the sheath surrounding the edge of the salt dome. Core sampling is a requirement of the Louisiana DNR to put the cavern back in service; as a result, the cavern will not return to service by 2021. This change in plan, which affects the future operation of the entire storage facility, resulted in a pre-tax impairment charge of $91 million ($69 million after-tax) recorded by Southern Company Gas in 2019. Southern Company Gas continues to monitor the pressure and overall structural integrity of the entire facility pending any future decisions regarding decommissioning.
Southern Company Gas has two other natural gas storage facilities located in California and Texas, which could be impacted by ongoing changes in the U.S. natural gas storage market. Recent sales of natural gas storage facilities have resulted in losses for the sellers and may imply an impact on future rates and/or asset values. Sustained diminished natural gas storage values could trigger impairment of either or both of these natural gas storage facilities, which have a combined net book value of $326 million at December 31, 2019.
The ultimate outcome of these matters cannot be determined at this time, but could have a material impact on the financial statements of Southern Company and Southern Company Gas.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
The Registrants prepare their financial statements in accordance with GAAP. Significant accounting policies are described in the notes to the financial statements. In the application of these policies, certain estimates are made that may have a material impact

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

on the results of operations and related disclosures of the applicable Registrants (as indicated in the section descriptions herein). Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. Senior management has reviewed and discussed the following critical accounting policies and estimates with the Audit Committee of Southern Company's Board of Directors.
Utility Regulation (Southern Company, Alabama Power, Georgia Power, Mississippi Power, and Southern Company Gas)
The traditional electric operating companies and the natural gas distribution utilities are subject to retail regulation by their respective state PSCs or other applicable state regulatory agencies and wholesale regulation by the FERC. These regulatory agencies set the rates the traditional electric operating companies and the natural gas distribution utilities are permitted to charge customers based on allowable costs, including a reasonable ROE. As a result, the traditional electric operating companies and the natural gas distribution utilities apply accounting standards which require the financial statements to reflect the effects of rate regulation. Through the ratemaking process, the regulators may require the inclusion of costs or revenues in periods different than when they would be recognized by a non-regulated company. This treatment may result in the deferral of expenses and the recording of related regulatory assets based on anticipated future recovery through rates or the deferral of gains or creation of liabilities and the recording of related regulatory liabilities. The application of the accounting standards for rate regulated entities also impacts their financial statements as a result of the estimates of allowable costs used in the ratemaking process. These estimates may differ from those actually incurred by the traditional electric operating companies and the natural gas distribution utilities; therefore, the accounting estimates inherent in specific costs such as depreciation, AROs, and pension and other postretirement benefits have less of a direct impact on the results of operations and financial condition of the applicable Registrants than they would on a non-regulated company.
Revenues related to regulated utility operations as a percentage of total operating revenues in 2019 for the applicable Registrants were as follows: 87% for Southern Company, 99% for Alabama Power, 97% for Georgia Power, 100% for Mississippi Power, and 80% for Southern Company Gas.
As reflected in Note 2 to the financial statements, significant regulatory assets and liabilities have been recorded. Management reviews the ultimate recoverability of these regulatory assets and any requirement to refund these regulatory liabilities based on applicable regulatory guidelines and GAAP. However, adverse legislative, judicial, or regulatory actions could materially impact the amounts of such regulatory assets and liabilities and could adversely impact the financial statements of the applicable Registrants.
Estimated Cost, Schedule, and Rate Recovery for the Construction of Plant Vogtle Units 3 and 4
(Southern Company and Georgia Power)
In 2016, the Georgia PSC approved the Vogtle Cost Settlement Agreement, which resolved certain prudency matters in connection with Georgia Power's fifteenth VCM report. In 2017, the Georgia PSC approved Georgia Power's seventeenth VCM report, which included a recommendation to continue construction of Plant Vogtle Units 3 and 4, with Southern Nuclear serving as project manager and Bechtel serving as the primary construction contractor, as well as a modification of the Vogtle Cost Settlement Agreement. The Georgia PSC's related order stated that under the modified Vogtle Cost Settlement Agreement, (i) none of the $3.3 billion of costs incurred through December 31, 2015 should be disallowed as imprudent; (ii) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs; (iii) Georgia Power would have the burden of proof to show that any capital costs above $5.68 billion were prudent; (iv) Georgia Power's total project capital cost forecast of $7.3 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds) was found reasonable and did not represent a cost cap; and (v) prudence decisions would be made subsequent to achieving fuel load for Unit 4.
In its order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
In the second quarter 2018, Georgia Power revised its base cost forecast and estimated contingency to complete construction and start-up of Plant Vogtle Units 3 and 4 to $8.0 billion and $0.4 billion, respectively, for a total project capital cost forecast of $8.4 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds). Although Georgia Power believes these incremental costs are reasonable and necessary to complete the project and the Georgia PSC's order in the seventeenth VCM proceeding specifically states that the construction of Plant Vogtle Units 3 and 4 is not subject to a cost cap, Georgia Power did not seek rate recovery for the $0.7 billion increase in costs included in the base capital cost forecast in the nineteenth VCM report. After considering the significant level of uncertainty that exists regarding the future recoverability of costs included in the construction contingency estimate since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in these future regulatory

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

proceedings, Georgia Power recorded a total pre-tax charge to income of $1.1 billion ($0.8 billion after tax) in the second quarter 2018.
Georgia Power's revised cost estimate reflects an expected in-service date of November 2021 for Unit 3 and November 2022 for Unit 4.
As of December 31, 2019, approximately $140 million of the $366 million construction contingency estimate established in the second quarter 2018 was allocated to the base capital cost forecast for cost risks including, among other factors, construction productivity; craft labor incentives; adding resources for supervision, field support, project management, initial test program, start-up, and operations and engineering support; subcontracts; and procurement. As and when construction contingency is spent, Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of commodity installation, system turnovers, and workforce statistics.
In April 2019, Southern Nuclear established aggressive target values for monthly construction production and system turnover activities as part of a strategy to maintain and, where possible, build margin to the regulatory-approved in-service dates of November 2021 for Unit 3 and November 2022 for Unit 4. The project has faced challenges with the April 2019 aggressive strategy targets, including, but not limited to, electrical and pipefitting labor productivity and closure rates for work packages, which resulted in a backlog of activities and completion percentages below the April 2019 aggressive strategy targets. However, Southern Nuclear and Georgia Power believe that existing productivity levels and pace of activity completion are sufficient to meet the regulatory-approved in-service dates.
In February 2020, Southern Nuclear updated its cost and schedule forecast, which did not change the projected overall capital cost forecast and confirmed the expected in-service dates of November 2021 for Unit 3 and November 2022 for Unit 4. This update included initiatives to improve productivity while refining and extending system turnover plans and certain near-term milestone dates. Other milestone dates did not change. Achievement of the aggressive site work plan relies on meeting increased monthly production and activity target values during 2020. To meet these 2020 targets, existing craft, including subcontractors, construction productivity must improve and be sustained above historical average levels, appropriate levels of craft laborers, particularly electrical and pipefitter craft labor, must be maintained, and additional supervision and other field support resources must be retained. Southern Nuclear and Georgia Power continue to believe that pursuit of an aggressive site work plan is an appropriate strategy to achieve completion of the units by their regulatory-approved in-service dates.
As construction, including subcontract work, continues and testing and system turnover activities increase, challenges with management of contractors and vendors; subcontractor performance; supervision of craft labor and related craft labor productivity, particularly in the installation of electrical and mechanical commodities, ability to attract and retain craft labor, and/or related cost escalation; procurement, fabrication, delivery, assembly, installation, system turnover, and the initial testing and start-up, including any required engineering changes or any remediation related thereto, of plant systems, structures, or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale), or regional transmission upgrades, any of which may require additional labor and/or materials; or other issues could arise and change the projected schedule and estimated cost.
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the NRC. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the ITAAC documentation for each unit and the related reviews and approvals by the NRC necessary to support NRC authorization to load fuel, may arise, which may result in additional license amendments or require other resolution. As part of the aggressive site work plan, in January 2020, Southern Nuclear notified the NRC of its intent to load fuel in 2020. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

not to seek recovery. Any further changes to the capital cost forecast that are not expected to be recoverable through regulated rates will be required to be charged to income and such charges could be material.
Given the significant complexity involved in estimating the future costs to complete construction and start-up of Plant Vogtle Units 3 and 4 and the significant management judgment necessary to assess the related uncertainties surrounding future rate recovery of any projected cost increases, as well as the potential impact on results of operations and cash flows, Southern Company and Georgia Power consider these items to be critical accounting estimates. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information.
Accounting for Income Taxes (Southern Company, Mississippi Power, Southern Power, and Southern Company Gas)
The consolidated income tax provision and deferred income tax assets and liabilities, as well as any unrecognized tax benefits and valuation allowances, require significant judgment and estimates. These estimates are supported by historical tax return data, reasonable projections of taxable income, and interpretations of applicable tax laws and regulations across multiple taxing jurisdictions. The effective tax rate reflects the statutory tax rates and calculated apportionments for the various states in which the Southern Company system operates.
On behalf of its subsidiaries, Southern Company files a consolidated federal income tax return and various state income tax returns, some of which are combined or unitary. Under a joint consolidated income tax allocation agreement, each Southern Company subsidiary's current and deferred tax expense is computed on a stand-alone basis and no subsidiary is allocated more current expense than would be paid if it filed a separate income tax return. Certain deductions and credits can be limited or utilized at the consolidated or combined level resulting in NOL and tax credit carryforwards that would not otherwise result on a stand-alone basis. Utilization of NOL and tax credit carryforwards and the assessment of valuation allowances are based on significant judgment and extensive analysis of Southern Company's and its subsidiaries' current financial position and results of operations, including currently available information about future years, to estimate when future taxable income will be realized.
Current and deferred state income tax liabilities and assets are estimated based on laws of multiple states that determine the income to be apportioned to their jurisdictions. States utilize various formulas to calculate the apportionment of taxable income, primarily using sales, assets, or payroll within the jurisdiction compared to the consolidated totals. In addition, each state varies as to whether a stand-alone, combined, or unitary filing methodology is required. The calculation of deferred state taxes considers apportionment factors and filing methodologies that are expected to apply in future years. The apportionments and methodologies which are ultimately finalized in a manner inconsistent with expectations could have a material effect on the financial statements of the applicable Registrants.
Given the significant judgment involved in estimating NOL and tax credit carryforwards and multi-state apportionments for all subsidiaries, the applicable Registrants consider deferred income tax liabilities and assets to be critical accounting estimates.
Asset Retirement Obligations (Southern Company, Alabama Power, Georgia Power, Mississippi Power, and Southern Company Gas)
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
The ARO liabilities for the traditional electric operating companies primarily relate to facilities that are subject to the CCR Rule and the related state rules, principally ash ponds. In addition, Alabama Power and Georgia Power have retirement obligations related to the decommissioning of nuclear facilities (Alabama Power's Plant Farley and Georgia Power's ownership interests in Plant Hatch and Plant Vogtle Units 1 and 2). The traditional electric operating companies also have AROs related to various landfill sites, asbestos removal, and underground storage tanks, as well as, for Alabama Power, disposal of polychlorinated biphenyls in certain transformers and sulfur hexafluoride gas in certain substation breakers, for Georgia Power, gypsum cells and restoration of land at the end of long-term land leases for solar facilities, and for Mississippi Power, mine reclamation and water wells.
The traditional electric operating companies and Southern Company Gas also have identified other retirement obligations, such as obligations related to certain electric transmission and distribution facilities, certain asbestos-containing material within long-term assets not subject to ongoing repair and maintenance activities, certain wireless communication towers, the disposal of polychlorinated biphenyls in certain transformers, leasehold improvements, equipment on customer property, and property associated with the Southern Company system's rail lines and natural gas pipelines. However, liabilities for the removal of these

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

assets have not been recorded because the settlement timing for certain retirement obligations related to these assets is indeterminable and, therefore, the fair value of the retirement obligations cannot be reasonably estimated. A liability for these retirement obligations will be recognized when sufficient information becomes available to support a reasonable estimation of the ARO.
The cost estimates for AROs related to the disposal of CCR are based on information using various assumptions related to closure and post-closure costs, timing of future cash outlays, inflation and discount rates, and the potential methods for complying with the CCR Rule and the related state rules. The traditional electric operating companies expect to update their ARO cost estimates periodically as additional information related to these assumptions becomes available. See Note 6 to the financial statements for additional information, including increases to AROs related to ash ponds recorded during 2019 by certain Registrants.
Given the significant judgment involved in estimating AROs, the applicable Registrants consider the liabilities for AROs to be critical accounting estimates.
Pension and Other Postretirement Benefits (Southern Company, Alabama Power, Georgia Power, Mississippi Power, and Southern Company Gas)
The applicable Registrants' calculations of pension and other postretirement benefits expense are dependent on a number of assumptions. These assumptions include discount rates, healthcare cost trend rates, expected long-term rate of return (LRR) on plan assets, mortality rates, expected salary and wage increases, and other factors. Components of pension and other postretirement benefits expense include interest and service cost on the pension and other postretirement benefit plans, expected return on plan assets, and amortization of certain unrecognized costs and obligations. Actual results that differ from the assumptions utilized are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While the applicable Registrants believe the assumptions used are appropriate, differences in actual experience or significant changes in assumptions would affect their pension and other postretirement benefit costs and obligations.
Key elements in determining the applicable Registrants' pension and other postretirement benefit expense are the LRR and the discount rate used to measure the benefit plan obligations and the periodic benefit plan expense for future periods. For purposes of determining the applicable Registrants' liabilities related to the pension and other postretirement benefit plans, Southern Company discounts the future related cash flows using a single-point discount rate for each plan developed from the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to expected benefit payments. The discount rate assumption impacts both the service cost and non-service costs components of net periodic benefit costs as well as the projected benefit obligations.
The LRR on pension and other postretirement benefit plan assets is based on Southern Company's investment strategy, historical experience, and expectations that consider external actuarial advice, and represents the average rate of earnings expected over the long term on the assets invested to provide for anticipated future benefit payments. Southern Company determines the amount of the expected return on plan assets component of non-service costs by applying the LRR of various asset classes to Southern Company's target asset allocation. The LRR only impacts the non-service costs component of net periodic benefit costs for the following year and is set annually at the beginning of the year.
For 2019, the LRR assumption for qualified pension plan assets was reduced from 7.95% to 7.75% for purposes of determining net periodic pension expense as a result of changes in the economic outlook used in estimating the expected returns as of December 31, 2018. As a result of the decrease in the LRR, the non-service costs component of net periodic pension expense increased by $24 million for the Southern Company system in 2019. See the table below for the impact on each Registrant.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

For 2020, net periodic pension expense will be impacted by two factors: a change in the approach used to determine the LRR assumption and cash contributions totaling $1.1 billion to the qualified pension plan made in December 2019. Historically, Southern Company has set the LRR assumption using asset return modeling based on geometric returns that reflect the compound average returns for dependent annual periods. Beginning in 2020, Southern Company will set the LRR assumption using an arithmetic mean which represents the expected simple average return to be earned by the pension plan assets over any one year. Southern Company believes the use of the arithmetic mean is more compatible with the LRR's function of estimating a single year's investment return. Excluding the additional pension contribution in December 2019, the change in the LRR assumption will reduce the non-service costs component of net periodic pension expense by $78 million for the Southern Company system in 2020. See the table below for the impact on each Registrant. The contributions in 2019 will further reduce expense by $88 million for the Southern Company system in 2020.

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Increase (decrease) in pension expense:
2019	$24	$5	$8	$1	$2
2020	(78)	(18)	(25)	(4)	(7)
The following table illustrates the sensitivity to changes in the applicable Registrants' long-term assumptions with respect to the discount rate, salary increases, and the long-term rate of return on plan assets:

Increase/(Decrease) in
25 Basis Point Change in:	Total Benefit Expense for 2020	Projected Obligation for Pension Plan at December 31, 2019	Projected Obligation for Other Postretirement Benefit Plans at December 31, 2019
(in millions)
Discount rate:
Southern Company	$41/$(39)	$549/$(518)	$57/$(54)
Alabama Power	$10/$(10)	$131/$(123)	$14/$(13)
Georgia Power	$12/$(11)	$166/$(156)	$21/$(20)
Mississippi Power	$2/$(2)	$25/$(23)	$2/$(2)
Southern Company Gas	$1/$(1)	$38/$(36)	$6/$(6)
Salaries:
Southern Company	$23/$(22)	$118/$(113)	$–/$–
Alabama Power	$6/$(6)	$33/$(32)	$–/$–
Georgia Power	$6/$(6)	$34/$(33)	$–/$–
Mississippi Power	$1/$(1)	$5/$(5)	$–/$–
Southern Company Gas	$1/$(1)	$3/$(3)	$–/$–
Long-term return on plan assets:
Southern Company	$35/$(35)	N/A	N/A
Alabama Power	$9/$(9)	N/A	N/A
Georgia Power	$11/$(11)	N/A	N/A
Mississippi Power	$2/$(2)	N/A	N/A
Southern Company Gas	$3/$(3)	N/A	N/A
See Note 11 to the financial statements for additional information regarding pension and other postretirement benefits.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Asset Impairment (Southern Company, Southern Power, and Southern Company Gas)
Goodwill (Southern Company and Southern Company Gas)
The acquisition method of accounting requires the assets acquired and liabilities assumed to be recorded at the date of acquisition at their respective estimated fair values. The applicable Registrants have recognized goodwill as of the date of their acquisitions, as a residual over the fair values of the identifiable net assets acquired. Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter of the year as well as on an interim basis as events and changes in circumstances occur, including, but not limited to, a significant change in operating performance, the business climate, legal or regulatory factors, or a planned sale or disposition of a significant portion of the business. A reporting unit is the operating segment, or a business one level below the operating segment (a component), if discrete financial information is prepared and regularly reviewed by management. Components are aggregated if they have similar economic characteristics.
As part of the impairment tests, the applicable Registrant may perform an initial qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount before applying the quantitative goodwill impairment test. If the applicable Registrant elects to perform the qualitative assessment, it evaluates relevant events and circumstances, including but not limited to, macroeconomic conditions, industry and market conditions, cost factors, financial performance, entity specific events, and events specific to each reporting unit. If the applicable Registrant determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or it elects not to perform a qualitative assessment, it compares the fair value of the reporting unit to its carrying value to determine if the fair value is greater than its carrying value.
Goodwill for Southern Company and Southern Company Gas was $5.3 billion and $5.0 billion, respectively, at December 31, 2019. For its 2019 and 2018 annual impairment tests, Southern Company Gas performed the qualitative assessment and determined that it was more likely than not that the fair value of all of its reporting units with goodwill exceeded their carrying amounts, and therefore no quantitative analysis was required. For its 2017 annual impairment test, Southern Company Gas performed the quantitative assessment, which resulted in the fair value of all of its reporting units that have goodwill exceeding their carrying value. For its annual impairment tests for PowerSecure, Southern Company performed the quantitative assessment, which resulted in the fair value of goodwill at PowerSecure exceeding its carrying value in all years presented. However, Southern Company recorded goodwill impairment charges totaling $34 million in 2019 as a result of its decision to sell certain PowerSecure business units. See Note 15 to the financial statements under "Southern Company" for additional information.
The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can significantly impact the applicable Registrant's results of operations. Fair values and useful lives are determined based on, among other factors, the expected future period of benefit of the asset, the various characteristics of the asset, and projected cash flows. As the determination of an asset's fair value and useful life involves management making certain estimates and because these estimates form the basis for the determination of whether or not an impairment charge should be recorded, the applicable Registrants consider these estimates to be critical accounting estimates.
See Note 1 to the financial statements under "Goodwill and Other Intangible Assets and Liabilities" for additional information regarding the applicable Registrants' goodwill.
Long-Lived Assets (Southern Company, Southern Power, and Southern Company Gas)
Impairments of long-lived assets of the traditional electric utilities and natural gas distribution utilities are generally related to specific regulatory disallowances. The applicable Registrants assess their other long-lived assets for impairment whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. If an indicator exists, the asset is tested for recoverability by comparing the asset carrying value to the sum of the undiscounted expected future cash flows directly attributable to the asset's use and eventual disposition. If the estimate of undiscounted future cash flows is less than the carrying value of the asset, the fair value of the asset is determined and a loss is recorded equal to the difference between the carrying value and the fair value of the asset. In addition, when assets are identified as held for sale, an impairment loss is recognized to the extent the carrying value of the assets or asset group exceeds their fair value less cost to sell. A high degree of judgment is required in developing estimates related to these evaluations, which are based on projections of various factors, some of which have been quite volatile in recent years.
Southern Power's investments in long-lived assets are primarily generation assets, whether in service or under construction. Excluding the natural gas distribution utilities, Southern Company Gas' investments in long-lived assets are primarily natural gas transportation and storage facility assets, whether in service or under construction. In addition, exclusive of the traditional electric operating companies and natural gas distribution utilities, Southern Company's investments in long-lived assets also include investments in leveraged leases.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

For Southern Power, examples of impairment indicators could include significant changes in construction schedules, current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in market prices, the inability to remarket generating capacity for an extended period, the unplanned termination of a customer contract or the inability of a customer to perform under the terms of the contract, or the inability to deploy wind turbine equipment to a development project. For Southern Company Gas, examples of impairment indicators could include, but are not limited to, significant changes in the U.S. natural gas storage market, construction schedules, current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in market prices, the inability to renew or extend customer contracts or the inability of a customer to perform under the terms of the contract, attrition rates, or the inability to deploy a development project. For Southern Company's investments in leveraged leases, impairment indicators include changes in estimates of future rental payments to be received under the lease as well as the residual value of the leased asset at the end of the lease.
As the determination of the expected future cash flows generated from an asset, an asset's fair value, and useful life involves management making certain estimates and because these estimates form the basis for the determination of whether or not an impairment charge should be recorded, the applicable Registrants consider these estimates to be critical accounting estimates.
See Note 3 to the financial statements under "Other Matters" and Note 15 to the financial statements for information on certain assets recently evaluated for impairment.
Derivatives and Hedging Activities (Southern Company and Southern Company Gas)
Determining whether a contract meets the definition of a derivative instrument, contains an embedded derivative requiring bifurcation, or qualifies for hedge accounting treatment is complex. The treatment of a single contract may vary from period to period depending upon accounting elections, changes in the applicable Registrant's assessment of the likelihood of future hedged transactions, or new interpretations of accounting guidance. As a result, judgment is required in determining the appropriate accounting treatment. In addition, the estimated fair value of derivative instruments may change significantly from period to period depending upon market conditions, and changes in hedge effectiveness may impact the accounting treatment.
Derivative instruments (including certain derivative instruments embedded in other contracts) are recorded on the balance sheets as either assets or liabilities measured at their fair value. If the transaction qualifies for, and is designated as, a normal purchase or normal sale, it is exempt from fair value accounting treatment and is, instead, subject to traditional accrual accounting. The applicable Registrant utilizes market data or assumptions that market participants would use in pricing the derivative asset or liability, including assumptions about risk and the risks inherent in the inputs of the valuation technique.
Changes in the derivatives' fair value are recognized concurrently in earnings unless specific hedge accounting criteria are met. If the derivatives meet those criteria, derivative gains and losses offset related results of the hedged item in the income statement in the case of a fair value hedge, or gains and losses are deferred in OCI on the balance sheets until the hedged transaction affects earnings in the case of a cash flow hedge. Additionally, a company is required to formally designate a derivative as a hedge as well as document and assess the effectiveness of derivatives associated with transactions that receive hedge accounting treatment.
Southern Company Gas uses derivative instruments primarily to reduce the impact to its results of operations due to the risk of changes in the price of natural gas and, to a lesser extent, Southern Company Gas hedges against warmer-than-normal weather and interest rates. The fair value of natural gas derivative instruments used to manage exposure to changing natural gas prices reflects the estimated amounts that Southern Company Gas would receive or pay to terminate or close the contracts at the reporting date, taking into account the current unrealized gains or losses on open contracts. For derivatives utilized at gas marketing services and wholesale gas services that are not designated as accounting hedges, changes in fair value are reported as gains or losses in results of operations in the period of change. Gas marketing services records derivative gains or losses arising from cash flow hedges in OCI and reclassifies them into earnings in the same period that the underlying hedged item is recognized in earnings.
Derivative assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. The determination of the fair value of the derivative instruments incorporates various required factors. These factors include:

•	the creditworthiness of the counterparties involved and the impact of credit enhancements (such as cash deposits and letters of credit);

•	events specific to a given counterparty; and

•	the impact of nonperformance risk on liabilities.
A significant change in the underlying market prices or pricing assumptions used in pricing derivative assets or liabilities may result in a significant financial statement impact.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Given the assumptions used in pricing the derivative asset or liability, Southern Company and Southern Company Gas consider the valuation of derivative assets and liabilities a critical accounting estimate. See FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" herein and Note 14 to the financial statements for more information.
Revenue Recognition (Southern Power)
Southern Power's power sale transactions, which include PPAs, are classified in one of four general categories: leases, non-derivatives or normal sale derivatives, derivatives designated as cash flow hedges, and derivatives not designated as hedges, as described further below. For more information on derivative transactions, see FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" herein and Notes 1 and 14 to the financial statements. Southern Power's revenues are dependent upon significant judgments used to determine the appropriate transaction classification, which must be documented upon the inception of each contract.
Lease Transactions
Southern Power considers the following factors to determine whether the sales contract is a lease:

•	Assessing whether specific property is explicitly or implicitly identified in the agreement;

•	Determining whether the fulfillment of the arrangement is dependent on the use of the identified property; and

•	Assessing whether the arrangement conveys to the counterparty substantially all of the economic benefits and the right to direct the use of the asset.
If the contract meets the above criteria for a lease, Southern Power performs further analysis as to whether the lease is classified as operating, financing, or sales-type. All of Southern Power's power sales contracts that are determined to be leases are accounted for as operating leases and the capacity revenue is recognized on a straight-line basis over the term of the contract and is included in Southern Power's operating revenues. Energy revenues and other contingent revenues are recognized in the period the energy is delivered or the service is rendered. See Note 9 to the financial statements for additional information.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Acquisition Accounting (Southern Power)
Southern Power may acquire generation assets as part of its overall growth strategy. At the time of an acquisition, Southern Power will assess if these assets and activities meet the definition of a business. For acquisitions that meet the definition of a business, the purchase price, including any contingent consideration, is allocated based on the fair value of the identifiable assets acquired and liabilities assumed (including any intangible assets, primarily related to acquired PPAs). Assets acquired that do not meet the definition of a business are accounted for as an asset acquisition. The purchase price of each asset acquisition is allocated based on the relative fair value of assets acquired.
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
Variable Interest Entities (Southern Power)
Southern Power enters into partnerships with varying ownership structures. Upon entering into such arrangements, membership interests and other variable interests are evaluated to determine if the legal entity is a VIE. If the legal entity is a VIE, Southern Power will assess if it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE, making it the primary beneficiary. Making this determination may require significant management judgment.
If Southern Power is the primary beneficiary, the assets, liabilities, and results of operations of the entity are consolidated. If Southern Power is not the primary beneficiary, the legal entity is generally accounted for under the equity method of accounting. Southern Power reconsiders its conclusions as to whether the legal entity is a VIE and whether it is the primary beneficiary for events that impact the rights of variable interests, such as ownership changes in membership interests.
Southern Power has partial ownership in certain legal entities for which the contractual provisions represent profit-sharing arrangements because the allocations of cash distributions and tax benefits are not based on fixed ownership percentages. For these arrangements, the noncontrolling interest is accounted for under a balance sheet approach utilizing the HLBV method. The HLBV method calculates each partner's share of income based on the change in net equity the partner can legally claim in a HLBV at the end of the period compared to the beginning of the period.
Contingent Obligations (All Registrants)
The Registrants are subject to a number of federal and state laws and regulations, as well as other factors and conditions that subject them to environmental, litigation, and other risks. See FUTURE EARNINGS POTENTIAL herein and Notes 2 and 3 to the financial statements for more information regarding certain of these contingencies. The Registrants periodically evaluate their exposure to such risks and record reserves for those matters where a non-tax-related loss is considered probable and reasonably estimable. The adequacy of reserves can be significantly affected by external events or conditions that can be unpredictable; thus, the ultimate outcome of such matters could materially affect the results of operations, cash flows, or financial condition of the Registrants.
Recently Issued Accounting Standards
See Note 1 to the financial statements under "Recently Adopted Accounting Standards" for additional information.
In 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires lessees to recognize on the balance sheet a lease liability and a right-of-use asset for all leases. ASU 2016-02 also changes the recognition, measurement, and presentation of expense associated with leases and provides clarification regarding the identification of certain components of contracts that would represent a lease. The accounting required by lessors is relatively unchanged and there is no change to the accounting for existing leveraged leases. The Registrants adopted the new standard effective January 1, 2019. See Note 9 to the financial statements for additional information and related disclosures.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

FINANCIAL CONDITION AND LIQUIDITY
Overview
The financial condition of each Registrant remained stable at December 31, 2019. The Registrants' cash requirements primarily consist of funding ongoing operations, including unconsolidated subsidiaries, as well as common stock dividends, capital expenditures, and debt maturities. Southern Power's cash requirements also include distributions to noncontrolling interests. Capital expenditures and other investing activities for the traditional electric operating companies include investments to meet projected long-term demand requirements, including to build new generation facilities, to maintain existing generation facilities, to comply with environmental regulations including adding environmental modifications to certain existing generating units and closures of ash ponds, to expand and improve transmission and distribution facilities, and for restoration following major storms. Southern Power's capital expenditures and other investing activities may include acquisitions or new construction associated with its overall growth strategy and to maintain its existing generation fleet's performance. Southern Company Gas' capital expenditures and other investing activities include investments to meet projected long-term demand requirements, to maintain existing natural gas distribution systems as well as to update and expand these systems, and to comply with environmental regulations.
Operating cash flows provide a substantial portion of the Registrants' cash needs. During 2019, Southern Power utilized tax credits, which provided $734 million in operating cash flows. For the three-year period from 2020 through 2022, each Registrant's projected stock dividends, capital expenditures, and debt maturities, as well as distributions to noncontrolling interests for Southern Power, are expected to exceed its operating cash flows. Southern Company plans to finance future cash needs in excess of its operating cash flows primarily by accessing borrowings from financial institutions and issuing debt and hybrid securities in the capital markets. Each Subsidiary Registrant plans to finance its future cash needs in excess of its operating cash flows primarily through external securities issuances, borrowings from financial institutions, and equity contributions from Southern Company. In addition, Georgia Power plans to utilize borrowings through the FFB and Southern Power plans to utilize tax equity partnership contributions. The Registrants plan to use commercial paper to manage seasonal variations in operating cash flows and for other working capital needs and continue to monitor their access to short-term and long-term capital markets as well as their bank credit arrangements to meet future capital and liquidity needs. See "Sources of Capital," "Financing Activities," "Capital Requirements," and "Contractual Obligations" herein for additional information.
The Registrants' investments in their qualified pension plans and Alabama Power's and Georgia Power's investments in their nuclear decommissioning trust funds increased in value at December 31, 2019 as compared to December 31, 2018. In December 2019, the Registrants voluntarily contributed the following amounts to the qualified pension plan:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Contributions to qualified pension plan	$1,136	$362	$200	$54	$24	$145
No mandatory contributions to the qualified pension plans are anticipated during 2020. See "Contractual Obligations" herein and Notes 6 and 11 to the financial statements under "Nuclear Decommissioning" and "Pension Plans," respectively, for additional information.
At the end of 2019, the market price of Southern Company's common stock was $63.70 per share (based on the closing price as reported on the NYSE) and the book value was $26.11 per share, representing a market-to-book value ratio of 244%, compared to $43.92, $23.91, and 184%, respectively, at the end of 2018.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Analysis of Cash Flows
Net cash flows provided from (used for) operating, investing, and financing activities in 2019 and 2018 are presented in the following table:

Net cash provided from (used for):	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2019
Operating activities	$5,781	$1,779	$2,907	$339	$1,385	$1,067
Investing activities	(3,392)	(1,963)	(3,885)	(263)	(167)	(1,386)
Financing activities	(1,930)	765	918	(83)	(1,120)	298

2018
Operating activities	$6,945	$1,881	$2,769	$804	$631	$764
Investing activities	(5,760)	(2,289)	(3,109)	(232)	(227)	998
Financing activities	(1,813)	177	(400)	(527)	(363)	(1,770)
Fluctuations in cash flows from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Southern Company
Net cash provided from operating activities decreased $1.2 billion in 2019 as compared to 2018 primarily due to the voluntary contribution to the qualified pension plan and the timing of vendor payments.
The net cash used for investing activities in 2019 and 2018 was primarily due to the traditional electric operating companies' construction of electric generation, transmission, and distribution facilities, including installation of equipment to comply with environmental standards, and capital expenditures for Southern Company Gas' infrastructure replacement programs, partially offset by proceeds from the sale transactions described in Note 15 to the financial statements, which totaled $5.1 billion and $3.0 billion in 2019 and 2018, respectively.
The net cash used for financing activities in 2019 was primarily due to common stock dividend payments and net repayments of short-term bank debt and commercial paper, partially offset by net issuances of long-term debt and the issuance of common stock. The net cash used for financing activities in 2018 was primarily due to net redemptions and repurchases of long-term debt, common stock dividend payments, and a decrease in commercial paper borrowings, partially offset by net issuances of short-term bank debt, proceeds from Southern Power's sales of non-controlling equity interests in entities indirectly owning substantially all of its solar facilities and eight of its wind facilities, and the issuance of common stock.
Alabama Power
Net cash provided from operating activities decreased $102 million in 2019 as compared to 2018 primarily due to the voluntary contribution to the qualified pension plan, partially offset by the impacts of customer bill credits issued in 2018 related to the Tax Reform Legislation and increased fuel cost recovery.
The net cash used for investing activities in 2019 and 2018 was primarily due to gross property additions.
The net cash provided from financing activities in 2019 was primarily due to capital contributions from Southern Company and a long-term debt issuance, partially offset by payments of common stock dividends and a maturity of long-term debt. The net cash provided from financing activities in 2018 was primarily due to issuances of long-term debt and additional capital contributions from Southern Company, partially offset by the payment of common stock dividends and a maturity of long-term debt.
Georgia Power
Net cash provided from operating activities increased $138 million in 2019 as compared to 2018 primarily due to lower customer refunds and increased fuel cost recovery, partially offset by the voluntary contribution to the qualified pension plan.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

The net cash used for investing activities in 2019 and 2018 was primarily due to gross property additions, including a total of $2.5 billion related to the construction of Plant Vogtle Units 3 and 4. See FUTURE EARNINGS POTENTIAL – "Construction Programs – Nuclear Construction" herein for additional information on construction of Plant Vogtle Units 3 and 4.
The net cash provided from financing activities in 2019 was primarily due to borrowings from the FFB for construction of Plant Vogtle Units 3 and 4, issuances of senior notes, capital contributions from Southern Company, and pollution control revenue bonds reoffered to the public, partially offset by payment of common stock dividends and the maturity of senior notes. The net cash used for financing activities in 2018 was primarily due to the redemption and repurchase of senior notes, payment of common stock dividends, and pollution control revenue bond repurchases, partially offset by capital contributions from Southern Company.
Mississippi Power
Net cash provided from operating activities decreased $465 million in 2019 as compared to 2018 primarily due to higher income tax refunds in 2018 as a result of the tax impact of the abandonment of the Kemper IGCC and the voluntary contribution to the qualified pension plan in 2019.
The net cash used for investing activities in 2019 and 2018 was primarily due to gross property additions.
The net cash used for financing activities in 2019 was primarily due to a return of capital to Southern Company and the redemption of senior notes, partially offset by capital contributions from Southern Company and pollution control revenue bonds reoffered to the public. The net cash used for financing activities in 2018 was primarily due to the redemption of preferred stock, long-term bank debt, short-term borrowings, and senior notes, partially offset by the issuance of senior notes and short-term borrowings.
Southern Power
Net cash provided from operating activities increased $754 million in 2019 as compared to 2018 primarily due to the utilization of federal ITCs totaling $734 million in 2019. At December 31, 2019, Southern Power had $1.4 billion of unutilized ITCs and PTCs which are expected to be fully utilized by 2024. See FUTURE EARNINGS POTENTIAL – "Income Tax Matters – Tax Credits" herein for additional information.
The net cash used for investing activities in 2019 was primarily due to Southern Power's investment in DSGP and ongoing construction activities, largely offset by proceeds from the sales of Plant Nacogdoches and certain wind turbine equipment. The net cash used for investing activities in 2018 was primarily due to the construction of generating facilities and payments for renewable acquisitions, partially offset by proceeds from the disposition of the Florida Plants. See FUTURE EARNINGS POTENTIAL – "Acquisitions and Dispositions" and "Construction Programs" herein and Note 15 to the financial statements for additional information.
The net cash used for financing activities in 2019 was primarily due to returns of capital to Southern Company, the repayment at maturity of senior notes, payments of common stock dividends, and distributions to noncontrolling interests, partially offset by proceeds from net issuances of commercial paper. The net cash used for financing activities in 2018 was primarily due to returns of capital to Southern Company, payments of common stock dividends, and distributions to noncontrolling interests, partially offset by capital contributions from noncontrolling interests.
Southern Company Gas
Net cash provided from operating activities increased $303 million in 2019 as compared to 2018 primarily due to the timing of collection of customer receivables and lower income tax payments, partially offset by the timing of vendor payments and the voluntary contribution to the qualified pension plan.
The net cash used for investing activities in 2019 was primarily due to gross property additions related to utility capital expenditures and infrastructure investments recovered through replacement programs at gas distribution operations and capital contributed to equity method pipeline investments, partially offset by proceeds from the sale of Triton and capital distributions in excess of earnings from equity method pipeline investments. The net cash provided from investing activities in 2018 was primarily due to proceeds from the Southern Company Gas Dispositions, partially offset by gross property additions primarily related to utility capital expenditures and pre-approved rider and infrastructure investments recovered through replacement programs at gas distribution operations as well as net capital contributions to equity method pipeline investments.
The net cash provided from financing activities in 2019 was primarily due to capital contributions from Southern Company and proceeds from the issuance of first mortgage bonds, partially offset by the redemption of long-term debt and payments of common stock dividends. The net cash used for financing activities in 2018 was primarily due to payments of common stock dividends to

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Southern Company, return of capital to Southern Company, redemptions of gas facility revenue bonds and senior notes, and repayments of commercial paper borrowings and long-term debt, partially offset by debt issuances and capital contributions from Southern Company.
Significant Balance Sheet Changes
Southern Company
Significant balance sheet changes in 2019 for Southern Company included:

•
decreases in assets and liabilities held for sale of $5.0 billion and $3.3 billion, respectively, and an increase of $2.7 billion in total stockholders' equity primarily related to the sale of Gulf Power;

•
an increase of $2.3 billion in total property, plant, and equipment primarily related to the traditional electric operating companies' construction of electric generation, transmission, and distribution facilities, including installation of equipment to comply with environmental standards, net of $1.2 billion and $1.0 billion reclassified to other regulatory assets and regulatory assets associated with AROs, respectively, as a result of generating unit retirements at Alabama Power and Georgia Power;

•
an increase in other regulatory assets of $1.8 billion primarily related to the $1.2 billion reclassification from property, plant, and equipment discussed above and a $0.8 billion increase in regulatory assets associated with retiree benefit plans primarily resulting from a decrease in the overall discount rate used to calculate benefit obligations;

•	increases in operating lease right-of-use assets, net of amortization and operating lease obligations, each totaling $1.8 billion, recorded upon the adoption of ASC 842;

•
an increase of $1.4 billion in regulatory assets associated with AROs primarily related to the $1.0 billion reclassification from property, plant, and equipment discussed above and ARO revisions at Alabama Power and Mississippi Power related to the CCR Rule;

•
an increase of $1.3 billion in accumulated deferred income taxes primarily related to the expected utilization of tax credit carryforwards in the 2019 tax year as a result of increased taxable income from the sale of Gulf Power; and

•	a decrease of $0.9 billion in notes payable related to net repayments of short-term bank debt and commercial paper.
See Notes 2, 5, 6, 8, 9, 10, 11, and 15 to the financial statements for additional information.
Alabama Power
Significant balance sheet changes in 2019 for Alabama Power included:

•	an increase of $1.5 billion in total common stockholder's equity primarily due to a $1.2 billion capital contribution from Southern Company;

•
increases of $0.9 billion in regulatory assets associated with AROs and $0.7 billion in other regulatory assets, deferred primarily due to the impacts of retiring and reclassifying Plant Gorgas Units 8, 9, and 10;

•	an increase of $0.6 billion in cash and cash equivalents; and

•	an increase of $0.3 billion in AROs, deferred primarily due to an increase in the ARO estimate related to ash pond facilities.
See Notes 2 and 6 to the financial statements for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Georgia Power
Significant balance sheet changes in 2019 for Georgia Power included:

•
an increase of $1.8 billion in long-term debt (including securities due within one year) primarily due to borrowings from the FFB for construction of Plant Vogtle Units 3 and 4, issuances of senior notes, and pollution control revenue bonds being reoffered to the public;

•
an increase of $1.6 billion in property, plant, and equipment to comply with environmental standards and the construction of generation, transmission, and distribution facilities, net of approximately $0.8 billion reclassified to regulatory assets due to the retirement of certain generating units as approved in the Georgia Power 2019 IRP;

•	increases in operating lease right-of-use assets, net of amortization and operating lease obligations, each totaling $1.4 billion, recorded upon the adoption of ASC 842;

•
an increase of $1.2 billion in regulatory assets primarily due to the $0.8 billion reclassification from property, plant, and equipment discussed above and $0.2 billion associated with retiree benefit plans primarily as a result of a decrease in the overall discount rate used to calculate benefit obligations; and

•	an increase of $742 million in total common stockholder's equity primarily due to capital contributions from Southern Company.
See Notes 2, 8, 9, and 11 to the financial statements for additional information.
Mississippi Power
Significant balance sheet changes in 2019 for Mississippi Power included:

•
a decrease of $231 million in long-term debt, primarily due to the reclassification of $249 million of senior notes to securities due within one year and the redemption of $25 million of senior notes, partially offset by $43 million in pollution control revenue bonds reoffered to the public;

•	an increase of $107 million in other property and investments primarily due to a new tolling arrangement accounted for as a sales-type lease;

•	increases of $67 million in regulatory assets associated with AROs and $31 million in AROs, deferred primarily due to ARO revisions; and

•
a net change of $57 million in accumulated deferred income tax assets and liabilities primarily due to the recognition of a tax loss on the CO2 pipeline transfer and the alternative minimum tax carryforward from prior years.

See Notes 2, 6, 8, 9, and 10 to the financial statements for additional information.
Southern Power
Significant balance sheet changes in 2019 for Southern Power included:

•	a $662 million decrease in stockholders' equity due to returns of capital to Southern Company;

•	a $635 million decrease in accumulated deferred income tax assets primarily related to the utilization of tax credits for the 2019 tax year;

•	a $619 million decrease in long-term debt (including securities due within one year) related to the maturity of $600 million in senior notes;

•	a $449 million increase in notes payable due to net issuances of commercial paper; and

•	increases in operating lease right-of-use assets, net of amortization and operating lease obligations totaling $369 million and $376 million, respectively, recorded upon the adoption of ASC 842.
See Notes 8, 9, and 10 to the financial statements for additional information.
Southern Company Gas
Significant balance sheet changes in 2019 for Southern Company Gas included:

•
an increase of $950 million in property, plant, and equipment primarily due to utility capital expenditures and infrastructure investments recovered through replacement programs, partially offset by $115 million of asset impairment charges;

•	additional paid-in-capital of $841 million primarily related to capital contributions from Southern Company;

•	decreases of $373 million and $414 million in energy marketing receivables and payables, respectively, due to lower natural gas prices and volumes of natural gas sold;

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

•
a $287 million decrease in equity investments in unconsolidated subsidiaries primarily due to $151 million associated with Pivotal LNG and Atlantic Coast Pipeline reclassified to assets held for sale, as well as distributions from SNG and the sale of Triton;

•	a $203 million increase in accumulated deferred income taxes primarily due to accelerated tax depreciation and other timing differences;

•	reclassification of $171 million in total assets held for sale associated with Pivotal LNG and Atlantic Coast Pipeline;

•
a $95 million decrease in long-term debt primarily due to the redemption of $300 million in senior notes and the repayment of $50 million in first mortgage bonds, partially offset by the issuance of $300 million in first mortgage bonds; and

•	increases of $93 million in operating right-of-use assets and $92 million in operating lease obligations, respectively, related to the adoption of ASC 842.
See Notes 3, 7, 8, 9, 10, and 15 to the financial statements for additional information.
Sources of Capital
Southern Company intends to meet its future capital needs through operating cash flows, borrowings from financial institutions, and debt and equity issuances in the capital markets. Equity capital can be provided from any combination of Southern Company's stock plans, private placements, or public offerings. Southern Company does not expect to issue any equity in the capital markets through 2024.
The Subsidiary Registrants plan to obtain the funds to meet their future capital needs from sources similar to those they used in the past, which were primarily from operating cash flows, external securities issuances, borrowings from financial institutions, and equity contributions from Southern Company. In addition, Georgia Power plans to utilize borrowings from the FFB, as discussed further in Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings," Southern Power plans to utilize tax equity partnership contributions, as discussed further herein, and Southern Company Gas plans to utilize proceeds from the pending sale of its interests in Pivotal LNG and Atlantic Coast Pipeline, as discussed further in Note 15 to the financial statements under "Southern Company Gas – Proposed Sale of Pivotal LNG and Atlantic Coast Pipeline."
The amount, type, and timing of any financings in 2020, as well as in subsequent years, will be contingent on investment opportunities and the Registrants' capital requirements and will depend upon prevailing market conditions, regulatory approvals (for the Subsidiary Registrants), and other factors. See "Capital Requirements" herein for additional information.
Southern Power utilizes tax equity partnerships as one of its financing sources, where the tax partner takes significantly all of the federal tax benefits. These tax equity partnerships are consolidated in Southern Power's financial statements and are accounted for using HLBV methodology to allocate partnership gains and losses. During 2019, Southern Power obtained tax equity funding for the Wildhorse Mountain wind project and received proceeds of $97 million. See Notes 1 and 15 to the financial statements under "General" and "Southern Power," respectively, for additional information.
The issuance of securities by the traditional electric operating companies and Nicor Gas is generally subject to the approval of the applicable state PSC or other applicable state regulatory agency. The issuance of all securities by Mississippi Power and short-term securities by Georgia Power is generally subject to regulatory approval by the FERC. Additionally, with respect to the public offering of securities, Southern Company, the traditional electric operating companies, and Southern Power (excluding its subsidiaries), Southern Company Gas Capital, and Southern Company Gas (excluding its other subsidiaries) file registration statements with the SEC under the Securities Act of 1933, as amended (1933 Act). The amounts of securities authorized by the appropriate regulatory authorities, as well as the securities registered under the 1933 Act, are closely monitored and appropriate filings are made to ensure flexibility in the capital markets.
The Registrants generally obtain financing separately without credit support from any affiliate. See Note 8 to the financial statements under "Bank Credit Arrangements" for additional information. The Southern Company system does not maintain a centralized cash or money pool. Therefore, funds of each company are not commingled with funds of any other company in the Southern Company system, except in the case of Southern Company Gas, as described below.
The traditional electric operating companies and SEGCO may utilize a Southern Company subsidiary organized to issue and sell commercial paper at their request and for their benefit. Proceeds from such issuances for the benefit of an individual company are loaned directly to that company. The obligations of each traditional electric operating company and SEGCO under these arrangements are several and there is no cross-affiliate credit support. Alabama Power also maintains its own separate commercial paper program.
Southern Company Gas Capital obtains external financing for Southern Company Gas and its subsidiaries, other than Nicor Gas, which obtains financing separately without credit support from any affiliates. Southern Company Gas maintains commercial

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

paper programs at Southern Company Gas Capital and Nicor Gas. Nicor Gas' commercial paper program supports its working capital needs as Nicor Gas is not permitted to make money pool loans to affiliates. All of the other Southern Company Gas subsidiaries benefit from Southern Company Gas Capital's commercial paper program.
By regulation, Nicor Gas is restricted, to the extent of its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At December 31, 2019, the amount of subsidiary retained earnings restricted to dividend totaled $951 million. This restriction did not impact Southern Company Gas' ability to meet its cash obligations, nor does management expect such restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.
The Registrants' current liabilities frequently exceed their current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. See Note 8 to the financial statements for additional information. Also see "Financing Activities" herein for information on issuances of long-term debt subsequent to December 31, 2019. At December 31, 2019, the following Registrants' current liabilities exceeded their current assets, primarily as a result of securities due within one year and notes payable, as shown in the table below:

At December 31, 2019	Southern Company(*)	Georgia Power	Mississippi Power	Southern Power
	(in millions)
Current liabilities in excess of current assets	$2,729	$1,902	$125	$945
Securities due within one year	2,989	1,025	281	824
Notes payable	2,055	365	—	549

(*)	Includes $600 million and $465 million of securities due within one year and notes payable, respectively, at the parent company.
The Registrants believe the need for working capital can be adequately met by utilizing operating cash flows, as well as commercial paper, lines of credit, and short-term bank notes, as market conditions permit. In addition, under certain circumstances, the Subsidiary Registrants may utilize equity contributions and/or loans from Southern Company.
Bank Credit Arrangements
At December 31, 2019, the Registrants' unused committed credit arrangements with banks were as follows:

At December 31, 2019	Southern Company parent	Alabama Power	Georgia Power	Mississippi Power	Southern Power(a)	Southern Company Gas(b)	SEGCO	Southern Company
	(in millions)
Unused committed credit	$1,999	$1,328	$1,733	$150	$591	$1,745	$30	$7,576

(a)
At December 31, 2019, Southern Power also had a continuing letter of credit facility for standby letters of credit, of which $23 million was unused. Subsequent to December 31, 2019, Southern Power entered into an additional $60 million continuing letter of credit facility for standby letters of credit. Southern Power's subsidiaries are not parties to its bank credit arrangement or to the letter of credit facilities.

(b)	Includes $1.245 billion and $500 million at Southern Company Gas Capital and Nicor Gas, respectively.
Subject to applicable market conditions, the Registrants, Nicor Gas, and SEGCO expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, the Registrants, Nicor Gas, and SEGCO may extend the maturity dates and/or increase or decrease the lending commitments thereunder. A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. See Note 8 to the financial statements under "Bank Credit Arrangements" for additional information.
Short-term Borrowings
The Registrants, Nicor Gas, and SEGCO make short-term borrowings primarily through commercial paper programs that have the liquidity support of the committed bank credit arrangements described above. Southern Power's subsidiaries are not issuers or obligors under its commercial paper program. Commercial paper and short-term bank term loans are included in notes payable in the balance sheets. Details of the Registrants' short-term borrowings were as follows:

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

	Short-term Debt at the End of the Period
	Amount Outstanding			Weighted Average Interest Rate
	December 31,			December 31,
	2019	2018	2017	2019	2018	2017
	(in millions)
Southern Company	$2,055	$2,915	$2,439	2.1%	3.1%	1.9%
Alabama Power	—	—	3	—	—	3.7
Georgia Power	365	294	150	2.2	3.1	2.2
Mississippi Power	—	—	4	—	—	3.8
Southern Power	549	100	105	2.2	3.1	2.0
Southern Company Gas:
Southern Company Gas Capital	$372	$403	$1,243	2.1%	3.1%	1.7%
Nicor Gas	278	247	275	1.8	3.0	1.8
Southern Company Gas Total	$650	$650	$1,518	2.0%	3.0%	1.8%

	Short-term Debt During the Period(*)
	Average Amount Outstanding			Weighted Average Interest Rate			Maximum Amount Outstanding
	2019	2018	2017	2019	2018	2017	2019	2018	2017
	(in millions)						(in millions)
Southern Company	$1,240	$3,377	$2,672	2.6%	2.6%	1.5%	$2,914	$5,447	$3,668
Alabama Power	17	27	25	2.6	2.3	1.3	190	258	223
Georgia Power	371	139	427	2.7	2.5	1.8	935	710	1,460
Mississippi Power	—	68	18	—	2.0	3.0	—	300	36
Southern Power	76	188	232	2.7	2.5	1.4	578	385	419
Southern Company Gas:
Southern Company Gas Capital	$302	$520	$723	2.6%	2.3%	1.4%	$490	$1,361	$1,243
Nicor Gas	91	123	176	2.3	2.2	1.1	278	275	525
Southern Company Gas Total	$393	$643	$899	2.5%	2.3%	1.4%

(*)	Average and maximum amounts are based upon daily balances during the 12-month periods ended December 31, 2019, 2018, and 2017.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Financing Activities
The following table outlines the Registrants' long-term debt financing activities for the year ended December 31, 2019:

Company	Senior Note Issuances	Senior Note Maturities, Redemptions, and Repurchases	Revenue Bond Issuances and Reofferings of Purchased Bonds	Revenue Bond Maturities, Redemptions, and Repurchases	Other Long-Term Debt Issuances	Other Long-Term Debt Redemptions and Maturities(a)
	(in millions)
Southern Company parent	$—	$2,400	$—	$—	$1,725	$—
Alabama Power	600	200	—	—	—	1
Georgia Power	750	500	584	223	1,218	13
Mississippi Power	—	25	43	—	—	—
Southern Power	—	600	—	—	—	—
Southern Company Gas	—	300	—	—	300	50
Other	—	—	—	25	—	17
Elimination(b)	—	—	—	—	—	(7)
Southern Company	$1,350	$4,025	$627	$248	$3,243	$74

(a)	Includes reductions in finance lease obligations resulting from cash payments under finance leases.

(b)	Represents reductions in affiliate finance lease obligations at Georgia Power, which are eliminated in Southern Company's consolidated financial statements.
Except as otherwise described herein, the Registrants used the proceeds of debt issuances for their redemptions and maturities shown in the table above, to repay short-term indebtedness, and for general corporate purposes, including working capital. The Subsidiary Registrants also used the proceeds for their construction programs.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, the Registrants plan to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.
Southern Company
During 2019, Southern Company issued approximately 19.5 million shares of common stock through employee equity compensation plans and received proceeds of approximately $844 million.
In addition, in August 2019, Southern Company issued 34.5 million 2019 Series A Equity Units (Equity Units), initially in the form of corporate units (Corporate Units), at a stated amount of $50 per Corporate Unit, for a total stated amount of $1.725 billion. Net proceeds from the issuance were approximately $1.682 billion. Each Corporate Unit is comprised of (i) a 1/40 undivided beneficial ownership interest in $1,000 principal amount of Southern Company's Series 2019A Remarketable Junior Subordinated Notes due 2024, (ii) a 1/40 undivided beneficial ownership interest in $1,000 principal amount of Southern Company's Series 2019B Remarketable Junior Subordinated Notes due 2027, and (iii) a stock purchase contract, which obligates the holder to purchase from Southern Company, no later than August 1, 2022, a certain number of shares of Southern Company's common stock for $50 in cash. See Note 8 to the financial statements under "Equity Units" for additional information.
In January 2019, Southern Company repaid a $250 million short-term uncommitted bank credit arrangement and a $1.5 billion short-term floating rate bank loan.
In 2019, Southern Company, through repurchases and redemptions, retired all $1.0 billion aggregate principal amount of its 1.85% Senior Notes due July 1, 2019, $350 million aggregate principal amount of its Series 2014B 2.15% Senior Notes due September 1, 2019, $750 million aggregate principal amount of its Series 2018A Floating Rate Notes due February 14, 2020, and $300 million aggregate principal amount of its Series 2017A Floating Rate Senior Notes due September 30, 2020.
Subsequent to December 31, 2019, Southern Company issued $1.0 billion aggregate principal amount of Series 2020A 4.95% Junior Subordinated Notes due January 30, 2080.
Alabama Power
In February 2019, Alabama Power repaid at maturity $200 million aggregate principal amount of Series Z 5.125% Senior Notes due February 15, 2019.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

In September 2019, Alabama Power issued $600 million aggregate principal amount of Series 2019A 3.45% Senior Notes due October 1, 2049.
Subsequent to December 31, 2019, Alabama Power received a capital contribution totaling $610 million from Southern Company.
Georgia Power
In March and December 2019, Georgia Power made borrowings under the multi-advance credit facilities related to the Amended and Restated Loan Guarantee Agreement in an aggregate principal amount of $835 million and $383 million, respectively, with applicable interest rates of 3.213% and 2.537%, respectively, both for an interest period that extends to the final maturity date of February 20, 2044. The proceeds were used to reimburse Georgia Power for Eligible Project Costs relating to the construction of Plant Vogtle Units 3 and 4. See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" for additional information.
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
Subsequent to December 31, 2019, Georgia Power issued $700 million aggregate principal amount of Series 2020A 2.10% Senior Notes due July 30, 2023, $500 million aggregate principal amount of Series 2020B 3.70% Senior Notes due January 30, 2050, and an additional $300 million aggregate principal amount of Series 2019B 2.65% Senior Notes due September 15, 2029.
During 2019, Georgia Power reoffered to the public the following pollution control revenue bonds that previously had been purchased and were held by Georgia Power at December 31, 2018:

•	$173 million aggregate principal amount of Development Authority of Bartow County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Bowen Project), First Series 2009;

•
approximately $105 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), First Series 2013;

•	$65 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Second Series 2008;

•	$55 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Fifth Series 1994; and

•	approximately $72 million aggregate principal amount of Development Authority of Bartow County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Bowen Project), First Series 2013.
During 2019, Georgia Power purchased, held, and subsequently reoffered to the public an additional $115 million of pollution control revenue bonds.
In January 2019, Georgia Power redeemed approximately $13 million, $20 million, and $75 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), First Series 1992, Eighth Series 1994, and Second Series 1995, respectively.
In December 2019, Georgia Power repaid at maturity $500 million aggregate principal amount of its Series 2009B 4.25% Senior Notes.
Subsequent to December 31, 2019, Georgia Power received a capital contribution totaling $500 million from Southern Company and announced the redemption of all $500 million aggregate principal amount of its Series 2017C 2.00% Senior Notes due September 8, 2020.
Mississippi Power
In March 2019, Mississippi Power reoffered to the public approximately $43 million of Mississippi Business Finance Corporation Pollution Control Revenue Refunding Bonds, Series 2002, which previously had been purchased and held by Mississippi Power.
In December 2019, Mississippi Power redeemed $25 million aggregate principal amount of its Series 2018A Floating Rate Senior Notes due March 27, 2020.
Southern Power
In May 2019, Southern Power repaid at maturity a $100 million short-term floating rate bank loan.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

In December 2019, Southern Power repaid at maturity $600 million aggregate principal amount of its Series 2016D 1.95% Senior Notes.
Also in December 2019, Southern Power entered into a short-term floating rate bank loan in the aggregate principal amount of $100 million, bearing interest based on one-month LIBOR. Subsequent to December 31, 2019, Southern Power repaid the bank loan.
Southern Company Gas
In July 2019, Nicor Gas repaid at maturity $50 million aggregate principal amount of its 4.7% first mortgage bonds.
In August 2019, Southern Company Gas Capital repaid at maturity $300 million aggregate principal amount of its 5.25% Senior Notes.
In August and October 2019, Nicor Gas issued $200 million and $100 million, respectively, aggregate principal amount of first mortgage bonds in a private placement.
Credit Rating Risk
At December 31, 2019, the Registrants did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change of certain Registrants to BBB and/or Baa2 or below. These contracts are primarily for physical electricity and natural gas purchases and sales, fuel purchases, fuel transportation and storage, energy price risk management, transmission, interest rate management, and, for Georgia Power, construction of new generation at Plant Vogtle Units 3 and 4.
The maximum potential collateral requirements under these contracts at December 31, 2019 were as follows:

Credit Ratings	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
At BBB and/or Baa2	$36	$1	$—	$—	$35	$—
At BBB- and/or Baa3	472	1	86	—	385	—
At BB+ and/or Ba1 or below	2,040	322	1,020	267	1,174	18

(*)
Excludes amounts related to Plant Mankato, which was sold on January 17, 2020. Southern Power has PPAs that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPAs require credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade. Southern Power had $104 million of cash collateral posted related to PPA requirements at December 31, 2019.

The potential collateral requirement amounts in the previous table for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that either Alabama Power or Georgia Power has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, a credit rating downgrade could impact the ability of the Registrants to access capital markets and would be likely to impact the cost at which they do so.
Mississippi Power and its largest retail customer, Chevron, have agreements under which Mississippi Power continues to provide retail service to the Chevron refinery in Pascagoula, Mississippi through 2038. The agreements grant Chevron a security interest in the co-generation assets located at the refinery that is exercisable upon the occurrence of (i) certain bankruptcy events or (ii) other events of default coupled with specific reductions in steam output at the facility and a downgrade of Mississippi Power's credit rating to below investment grade by two of the three rating agencies.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Market Price Risk
The Registrants are exposed to market risks, including commodity price risk, interest rate risk, weather risk, and occasionally foreign currency exchange rate risk. To manage the volatility attributable to these exposures, the applicable company nets the exposures, where possible, to take advantage of natural offsets and enters into various derivative transactions for the remaining exposures pursuant to the applicable company's policies in areas such as counterparty exposure and risk management practices. Southern Company Gas' wholesale gas operations uses various contracts in its commercial activities that generally meet the definition of derivatives. For the traditional electric operating companies, Southern Power, and Southern Company Gas' other businesses, each company's policy is that derivatives are to be used primarily for hedging purposes and mandates strict adherence to all applicable risk management policies. Derivative positions are monitored using techniques including, but not limited to, market valuation, value at risk, stress testing, and sensitivity analysis.
Due to cost-based rate regulation and other various cost recovery mechanisms, the traditional electric operating companies and the natural gas distribution utilities that sell natural gas directly to end-use customers continue to have limited exposure to market volatility in interest rates, foreign currency exchange rates, commodity fuel prices, and prices of electricity. The traditional electric operating companies and certain of the natural gas distribution utilities manage fuel-hedging programs implemented per the guidelines of their respective state PSCs or other applicable state regulatory agencies to hedge the impact of market fluctuations in natural gas prices for customers. Mississippi Power also manages wholesale fuel-hedging programs under agreements with its wholesale customers. Because energy from Southern Power's facilities is primarily sold under long-term PPAs with tolling agreements and provisions shifting substantially all of the responsibility for fuel cost to the counterparties, Southern Power's exposure to market volatility in commodity fuel prices and prices of electricity is generally limited. However, Southern Power has been and may continue to be exposed to market volatility in energy-related commodity prices as a result of uncontracted generating capacity. To mitigate residual risks relative to movements in electricity prices, the traditional electric operating companies and Southern Power may enter into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, financial hedge contracts for natural gas purchases; however, a significant portion of contracts are priced at market.
Certain of Southern Company Gas' non-regulated operations routinely utilize various types of derivative instruments to economically hedge certain commodity price and weather risks inherent in the natural gas industry. These instruments include a variety of exchange-traded and OTC energy contracts, such as forward contracts, futures contracts, options contracts, and swap agreements. Southern Company Gas' gas marketing services and wholesale gas services businesses also actively manage storage positions through a variety of hedging transactions for the purpose of managing exposures arising from changing natural gas prices. These hedging instruments are used to substantially protect economic margins (as spreads between wholesale and retail natural gas prices widen between periods) and thereby minimize exposure to declining operating margins. Some of these economic hedge activities may not qualify, or may not be designated, for hedge accounting treatment.
The Registrants had no material change in market risk exposure for the year ended December 31, 2019 when compared to the year ended December 31, 2018. See Note 1 to the financial statements under "Financial Instruments" and Note 14 to the financial statements for additional information.
The Registrants may enter into interest rate derivatives designated as hedges, which are intended to mitigate interest rate volatility related to forecasted debt financings and existing fixed and floating rate obligations. Outstanding interest rate derivatives at December 31, 2019 are as follows:

At December 31, 2019	Southern Company(*)	Georgia Power	Southern Company Gas
	(in millions)
Hedges of forecasted debt	$700	$500	$200
Hedges of existing debt	1,800	—	—
Total	$2,500	$500	$200

(*)	Includes $1.8 billion of hedges of existing debt at the Southern Company parent.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

The following table provides information related to variable interest rate exposure on long-term debt (including amounts due within one year) at December 31, 2019 for the applicable Registrants:

At December 31, 2019	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power
	(in millions, except percentages)
Long-term variable interest rate exposure	$4,063	$1,079	$550	$308	$525
Weighted average interest rate on long-term variable interest rate exposure	2.38%	2.35%	1.74%	2.51%	2.46%
Impact on annualized interest expense of 100 basis point change in interest rates	$41	$11	$6	$3	$5

(*)	Includes $1.5 billion of long-term variable interest rate exposure at the Southern Company parent entity.
Southern Power Company had foreign currency denominated debt of €1.1 billion at December 31, 2019. Southern Power Company has mitigated its exposure to foreign currency exchange rate risk through the use of foreign currency swaps converting all interest and principal payments to fixed-rate U.S. dollars.
The changes in fair value of energy-related derivative contracts for Southern Company and Southern Company Gas for the years ended December 31, 2019 and 2018 are provided in the table below. The fair value of energy-related derivative contracts was not material for the other Registrants.

	Southern Company(a)	Southern Company Gas(a)
	(in millions)
Contracts outstanding at December 31, 2017, assets (liabilities), net	$(163)	$(106)
Contracts realized or settled	93	66
Current period changes(b)	(131)	(127)
Contracts outstanding at December 31, 2018, assets (liabilities), net	$(201)	$(167)
Contracts realized or settled	69	26
Current period changes(b)	105	213
Disposition	6	—
Contracts outstanding at December 31, 2019, assets (liabilities), net	$(21)	$72

(a)
Excludes cash collateral held on deposit in broker margin accounts of $99 million, $277 million, and $193 million at December 31, 2019, 2018, and 2017, respectively, and premium and intrinsic value associated with weather derivatives of $4 million, $8 million, and $11 million at December 31, 2019, 2018, and 2017, respectively.

(b)
The changes in fair value of energy-related derivative contracts are substantially attributable to both the volume and the price of natural gas. Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

The net hedge volumes of energy-related derivative contracts for natural gas purchased (sold) at December 31, 2019 and 2018 for Southern Company and Southern Company Gas were as follows:

	Southern Company	Southern Company Gas
	mmBtu Volume (in millions)
At December 31, 2019:
Commodity – Natural gas swaps	327	—
Commodity – Natural gas options	262	218
Total hedge volume	589	218

At December 31, 2018:
Commodity – Natural gas swaps	287	—
Commodity – Natural gas options	144	120
Total hedge volume	431	120

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Southern Company Gas' derivative contracts are comprised of both long and short natural gas positions. A long position is a contract to purchase natural gas, and a short position is a contract to sell natural gas. The volumes presented above for Southern Company Gas represent the net of long natural gas positions of 4.10 billion mmBtu and short natural gas positions of 3.88 billion mmBtu at December 31, 2019 and the net of long natural gas positions of 4.16 billion mmBtu and short natural gas positions of 4.04 billion mmBtu at December 31, 2018.
For the Southern Company system, the weighted average swap contract cost above market prices was approximately $0.28 and $0.12 per mmBtu at December 31, 2019 and 2018, respectively. The change in option fair value is primarily attributable to the volatility of the market and the underlying change in the natural gas price. Substantially all of the traditional electric operating companies' natural gas hedge gains and losses are recovered through their respective fuel cost recovery clauses.
At December 31, 2019 and 2018, substantially all of the traditional electric operating companies' and certain of the natural gas distribution utilities' energy-related derivative contracts were designated as regulatory hedges and were related to the applicable company's fuel-hedging program. Gains and losses associated with regulatory hedges are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense/cost of natural gas as they are recovered through their respective cost recovery clause. Gains and losses on energy-related derivatives designated as cash flow hedges, which are used to hedge anticipated purchases and sales, are initially deferred in AOCI before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred. See Note 14 to the financial statements for additional information.
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
The Registrants use over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2 of the fair value hierarchy. In addition, Southern Company Gas uses exchange-traded market-observable contracts, which are categorized as Level 1, and contracts that include a combination of observable and unobservable components, which are categorized as Level 3. See Note 13 to the financial statements for further discussion of fair value measurements. The maturities of the energy-related derivative contracts for Southern Company and Southern Company Gas at December 31, 2019 were as follows:

	Fair Value Measurements of Contracts at
	December 31, 2019
	Total Fair Value	Maturity
		Year 1	Years 2&3	Years 4&5
	(in millions)
Southern Company
Level 1(a)	$(53)	$(19)	$(37)	$3
Level 2(b)	18	42	(25)	1
Level 3	14	10	1	3
Southern Company total(c)	$(21)	$33	$(61)	$7

Southern Company Gas
Level 1(a)	$(53)	$(19)	$(37)	$3
Level 2(b)	111	98	11	2
Level 3	14	10	1	3
Southern Company Gas total(c)	$72	$89	$(25)	$8

(a)	Valued using NYMEX futures prices.

(b)
Level 2 amounts for Southern Company Gas are valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.

(c)	Excludes cash collateral of $99 million as well as premium and associated intrinsic value associated with weather derivatives of $4 million at December 31, 2019.
The Registrants are exposed to risk in the event of nonperformance by counterparties to energy-related and interest rate derivative contracts, as applicable. The Registrants only enter into agreements and material transactions with counterparties that have

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

investment grade credit ratings by Moody's and S&P, or with counterparties who have posted collateral to cover potential credit exposure. Therefore, the Registrants do not anticipate market risk exposure from nonperformance by the counterparties. For additional information, see Note 1 to the financial statements under "Financial Instruments" and Note 14 to the financial statements.
Southern Company performs periodic reviews of its leveraged lease transactions, both domestic and international, and the creditworthiness of the lessees, including a review of the value of the underlying leased assets and the credit ratings of the lessees. Southern Company's domestic lease transactions generally do not have any credit enhancement mechanisms; however, the lessees in its international lease transactions have pledged various deposits as additional security to secure the obligations. The lessees in Southern Company's international lease transactions are also required to provide additional collateral in the event of a credit downgrade below a certain level. See Notes 1 and 3 to the financial statements under "Leveraged Leases" and "Other Matters – Southern Company," respectively, for additional information.
Southern Company Gas Value at Risk (VaR)
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
Southern Company Gas' wholesale gas services segment had the following VaRs at December 31:

	2019	2018	2017
	(in millions)
Period end(*)	$2.6	$6.4	$4.8
Average	3.4	3.7	2.0
High(*)	7.0	11.7	4.8
Low	2.1	1.2	1.0

(*)
The increase in VaR at December 31, 2018 reflects significant natural gas price increases in Sequent's key markets driven by an industry-wide lower-than-normal natural gas storage inventory position and colder-than-normal weather in the middle of fourth quarter 2018. As weather and natural gas prices moderated subsequent to December 31, 2018, VaR reduced.

Credit Risk
Southern Company (except as discussed herein), the traditional electric operating companies, and Southern Power are not exposed to any concentrations of credit risk. Southern Company Gas' exposure to concentrations of credit risk is discussed herein.
Southern Company Gas
Gas Distribution Operations
Concentration of credit risk occurs at Atlanta Gas Light for amounts billed for services and other costs to its customers, which consist of 16 Marketers in Georgia. The credit risk exposure to Marketers varies seasonally, with the lowest exposure in the non-peak summer months and the highest exposure in the peak winter months. Marketers are responsible for the retail sale of natural gas to end-use customers in Georgia. The provisions of Atlanta Gas Light's tariff allow Atlanta Gas Light to obtain credit security support in an amount equal to a minimum of two times a Marketer's highest month's estimated bill from Atlanta Gas Light. For 2019, the four largest Marketers based on customer count, which includes SouthStar, accounted for 21% of Southern Company Gas' adjusted operating margin and 27% of adjusted operating margin for Southern Company Gas' gas distribution operations segment.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Several factors are designed to mitigate Southern Company Gas' risks from the increased concentration of credit that has resulted from deregulation. In addition to the security support described above, Atlanta Gas Light bills intrastate delivery service to Marketers in advance rather than in arrears. Atlanta Gas Light accepts credit support in the form of cash deposits, letters of credit/surety bonds from acceptable issuers, and corporate guarantees from investment-grade entities. Southern Company Gas reviews the adequacy of credit support coverage, credit rating profiles of credit support providers, and payment status of each Marketer. Southern Company Gas believes that adequate policies and procedures are in place to properly quantify, manage, and report on Atlanta Gas Light's credit risk exposure to Marketers.
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
Certain of Southern Company Gas' derivative instruments contain credit-risk-related or other contingent features that could increase the payments for collateral it posts in the normal course of business when its financial instruments are in net liability positions. At December 31, 2019, for agreements with such features, Southern Company Gas' derivative instruments with liability fair values were immaterial and Southern Company Gas had no collateral posted with derivatives counterparties to satisfy these arrangements.
Southern Company Gas has a concentration of credit risk as measured by its 30-day receivable exposure plus forward exposure. At December 31, 2019, the top 20 counterparties of Southern Company Gas' wholesale gas services segment represented approximately 59%, or $218 million, of its total counterparty exposure and had a weighted average S&P equivalent credit rating of A-, all of which is consistent with the prior year. The S&P equivalent credit rating is determined by a process of converting the lower of the S&P or Moody's ratings to an internal rating ranging from 9 to 1, with 9 being equivalent to AAA/Aaa by S&P and Moody's, respectively, and 1 being D / Default by S&P and Moody's, respectively. A counterparty that does not have an external rating is assigned an internal rating based on the strength of the financial ratios of that counterparty. To arrive at the weighted average credit rating, each counterparty is assigned an internal ratio, which is multiplied by their credit exposure and summed for all counterparties. The sum is divided by the aggregate total counterparties' exposures, and this numeric value is then converted to a S&P equivalent.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

The following table provides credit risk information related to Southern Company Gas' third-party natural gas contracts receivable and payable positions at December 31:

	Gross Receivables		Gross Payables
	2019	2018	2019	2018
	(in millions)		(in millions)
Netting agreements in place:
Counterparty is investment grade	$238	$461	$127	$255
Counterparty is non-investment grade	1	5	43	95
Counterparty has no external rating	175	314	272	505
No netting agreements in place:
Counterparty is investment grade	14	19	—	1
Counterparty has no external rating	—	2	—	—
Amount recorded in balance sheets	$428	$801	$442	$856
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
Capital Requirements
Total estimated capital expenditures for the Registrants through 2024 based on their current construction programs are as follows:

	2020	2021	2022	2023	2024
	(in billions)
Southern Company(a)(b)(c)(d)	$8.7	$7.3	$6.8	$6.8	$6.2
Alabama Power(b)	2.1	1.8	1.8	1.8	1.6
Georgia Power(c)	4.1	3.4	3.0	2.8	2.7
Mississippi Power	0.3	0.2	0.2	0.3	0.2
Southern Power(d)	0.3	0.2	0.1	0.1	0.1
Southern Company Gas	1.8	1.6	1.6	1.7	1.6

(a)	Includes the Subsidiary Registrants, as well the other subsidiaries.

(b)
Includes amounts contingent upon approval by the Alabama PSC related to Alabama Power's September 6, 2019 CCN filing totaling $0.5 billion for 2020, $0.2 billion for 2021, $0.3 billion for 2022, and $0.1 billion for 2023. See FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Alabama Power – Petition for Certificate of Convenience and Necessity" herein for additional information.

(c)	These amounts include expenditures of approximately $1.6 billion, $0.9 billion, and $0.3 billion for the construction of Plant Vogtle Units 3 and 4 in 2020, 2021, and 2022, respectively.

(d)
These amounts do not include approximately $0.5 billion per year for 2020 through 2024 for Southern Power's planned expenditures for plant acquisitions and placeholder growth, which may vary materially due to market opportunities and Southern Power's ability to execute its growth strategy.

These amounts include estimated capital expenditures to comply with environmental laws and regulations, but do not include any potential compliance costs associated with pending regulation of CO2 emissions from fossil fuel-fired electric generating units. See FUTURE EARNINGS POTENTIAL – "Environmental Matters" herein for additional information. These amounts also include capital expenditures related to contractual purchase commitments for nuclear fuel (for Southern Company, Alabama Power, and Georgia Power) and capital expenditures covered under LTSAs.
The traditional electric operating companies also anticipate costs associated with closure and monitoring of ash ponds and landfills in accordance with the CCR Rule and the related state rules, which are reflected in the applicable Registrants' ARO liabilities. Alabama Power's cost estimates are based on closure-in-place for all of its ash ponds. The cost estimates for Georgia

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Power and Mississippi Power are based on a combination of closure-in-place for some ash ponds and closure by removal for others. These anticipated costs are likely to change, and could change materially, as assumptions and details pertaining to closure are refined and compliance activities continue. See FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" herein and Note 6 to the financial statements for additional information. The current estimates of these costs through 2024 are as follows:

	2020	2021	2022	2023	2024
	(in millions)
Southern Company	$498	$551	$742	$916	$967
Alabama Power	200	217	284	363	386
Georgia Power	265	289	391	475	530
Mississippi Power	23	29	24	23	20
The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental laws and regulations; the outcome of any legal challenges to environmental rules; changes in electric generating plants, including unit retirements and replacements and adding or changing fuel sources at existing electric generating units, to meet regulatory requirements; changes in FERC rules and regulations; state regulatory agency approvals; changes in the expected environmental compliance program; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; abnormal weather; delays in construction due to judicial or regulatory action; storm impacts; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. Additionally, Southern Power's planned expenditures for plant acquisitions may vary due to market opportunities and Southern Power's ability to execute its growth strategy. See Note 15 to the financial statements under "Southern Power" for additional information regarding Southern Power's plant acquisitions and construction projects.
The construction program of Georgia Power also includes Plant Vogtle Units 3 and 4, which includes components based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale and which may be subject to additional revised cost estimates during construction. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for information regarding Plant Vogtle Units 3 and 4 and additional factors that may impact construction expenditures.
See FUTURE EARNINGS POTENTIAL – "Construction Programs" herein for additional information. Also see "Contractual Obligations" herein for information regarding other future funding requirements of the Registrants.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Contractual Obligations
The following tables present the Registrants' contractual obligations at December 31, 2019. Additional information about these funding requirements is provided herein.

Southern Company	2020	2021-2022	2023-2024	After 2024	Total
	(in millions)
Long-term debt –
Principal	$2,971	$5,189	$2,890	$33,489	$44,539
Interest	1,677	3,109	2,809	25,986	33,581
Financial derivative obligations	450	204	65	—	719
Operating leases	294	543	386	1,609	2,832
Finance leases	31	47	33	246	357
Pipeline charges, storage capacity, and gas supply	725	1,085	784	1,677	4,271
Purchase commitments –
Capital	7,758	12,981	11,989		32,728
Fuel	2,787	3,491	1,527	4,546	12,351
Purchased power	150	270	237	1,725	2,382
Other	406	618	530	2,174	3,728
ARO settlements	498	1,293	1,883		3,674
Other(*)	163	310	38	65	576
Southern Company system total	$17,910	$29,140	$23,171	$71,517	$141,738

(*)	Includes funding requirements related to pension and other postretirement benefit plans, nuclear decommissioning trusts of Georgia Power, and preferred stock dividends of Alabama Power.

Alabama Power	2020	2021-2022	2023-2024	After 2024	Total
	(in millions)
Long-term debt –
Principal	$250	$1,060	$321	$6,956	$8,587
Interest	338	649	578	4,985	6,550
Preferred stock dividends	15	29	29	—	73
Financial derivative obligations	14	10	—	—	24
Operating leases	54	105	5	1	165
Finance leases	1	2	1	—	4
Purchase commitments –
Capital	1,502	2,891	2,927		7,320
Fuel	959	1,226	465	808	3,458
Purchased power	35	75	77	446	633
Other	39	81	62	243	425
ARO settlements	200	501	749		1,450
Pension and other postretirement benefit plans	14	28			42
Alabama Power total	$3,421	$6,657	$5,214	$13,439	$28,731

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Georgia Power	2020	2021-2022	2023-2024	After 2024	Total
	(in millions)
Long-term debt –
Principal	$1,014	$906	$628	$9,236	$11,784
Interest	384	715	668	5,070	6,837
Financial derivative obligations	49	21	—	—	70
Operating leases	205	395	359	831	1,790
Finance leases	28	49	50	134	261
Purchase commitments –
Capital	3,805	6,080	4,966		14,851
Fuel	1,091	1,401	629	3,610	6,731
Purchased power	56	117	123	862	1,158
Other	117	121	133	205	576
ARO settlements	265	680	1,006		1,951
Nuclear decommissioning trust	5	9	9	65	88
Pension and other postretirement benefit plans	50	93			143
Georgia Power total	$7,069	$10,587	$8,571	$20,013	$46,240

Mississippi Power	2020	2021-2022	2023-2024	After 2024	Total
	(in millions)
Long-term debt –
Principal	$282	$270	$—	$1,026	$1,578
Interest	68	102	83	542	795
Financial derivative obligations	15	11	1	—	27
Operating leases	2	2	1	2	7
Purchase commitments –
Capital	255	397	402		1,054
Fuel	313	312	169	108	902
Purchased power	17	36	37	417	507
Other	28	58	69	230	385
ARO settlements	23	53	44		120
Pension and other postretirement benefits plans	7	14			21
Mississippi Power total	$1,010	$1,255	$806	$2,325	$5,396

Southern Power	2020	2021-2022	2023-2024	After 2024	Total
	(in millions)
Long-term debt –
Principal	$825	$977	$290	$2,339	$4,431
Interest	163	278	222	1,302	1,965
Financial derivative obligations	3	—	—	—	3
Operating leases	29	50	52	888	1,019
Purchase commitments –
Capital	251	306	294		851
Fuel	424	552	265	20	1,261
Purchased power	42	42	—	—	84
Other	159	296	239	1,481	2,175
Southern Power total	$1,896	$2,501	$1,362	$6,030	$11,789

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Southern Company Gas	2020	2021-2022	2023-2024	After 2024	Total
	(in millions)
Long-term debt –
Principal	$—	$376	$400	$4,659	$5,435
Interest	235	458	425	3,213	4,331
Financial derivative obligations	369	161	66	—	596
Operating leases	18	31	21	44	114
Pipeline charges, storage capacity, and gas supply	725	1,085	784	1,677	4,271
Purchase commitments –
Capital	1,775	3,191	3,335		8,301
Other	31	14	1	—	46
Pension and other postretirement benefit plans	16	29			45
Southern Company Gas total	$3,169	$5,345	$5,032	$9,593	$23,139
Additional information about these funding requirements is provided below:

•
Long-term debt – Represents scheduled maturities of long-term debt, as well as the related interest. All amounts are reflected based on final maturity dates except for amounts related to Georgia Power's FFB borrowings. The final maturity date for Georgia Power's FFB borrowings is February 20, 2044; however, principal amortization is reflected beginning in February 2020. The interest amounts also include the effects of interest rate derivatives employed to manage interest rate risk and effects of foreign currency swaps employed to manage foreign currency exchange rate risk, as applicable. For Southern Company and Southern Power, debt principal includes a $5 million loss related to Southern Power's foreign currency hedge of €1.1 billion. The Registrants plan to continue, when economically feasible, to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit. Variable rate interest obligations are estimated based on rates at December 31, 2019, as reflected in the statements of capitalization for each Registrant. Long-term debt excludes finance lease amounts, which are shown separately. See Note 8 to the financial statements for additional information.

•	Financial derivative obligations – See Note 14 to the financial statements for additional information.

•
Operating and finance leases – See Note 9 to the financial statements for additional information. Operating lease commitments may include certain land leases for facilities that may be subject to annual price escalation based on indices. Estimated lease payments for Southern Company and Alabama Power exclude amounts contingent upon approval by the Alabama PSC related to Alabama Power's September 6, 2019 CCN filing totaling $1 million for 2021, $2 million for 2022, $3 million for 2023, $4 million for 2024, and $85 million for after 2024. See Note 2 to the financial statements under "Alabama Power – Petition for Certificate of Convenience and Necessity" for additional information.

•
Purchase commitments – Capital – Estimated capital expenditures are provided for a five-year period, including capital expenditures associated with environmental regulations. These amounts exclude contractual purchase commitments for nuclear fuel, capital expenditures covered under LTSAs, and estimated capital expenditures for AROs, which are reflected in the "fuel," "other," and "ARO settlements" categories, respectively, where applicable. Estimated capital expenditures for Southern Company and Alabama Power exclude amounts contingent upon approval by the Alabama PSC related to Alabama Power's September 6, 2019 CCN filing totaling $0.5 billion for 2020, $0.2 billion for 2021, $0.3 billion for 2022, and $0.1 billion for 2023. See Note 2 to the financial statements under "Alabama Power – Petition for Certificate of Convenience and Necessity" for additional information. Estimated capital expenditures for Southern Company and Southern Power exclude approximately $0.5 billion per year for 2020 through 2024 for Southern Power's planned expenditures for plant acquisitions and placeholder growth. At December 31, 2019, significant purchase commitments were outstanding in connection with the Registrants' construction programs. See FUTURE EARNINGS POTENTIAL – "Environmental Matters" and "Construction Programs" herein and "Capital Requirements" herein for additional information.

•
Purchase commitments – Fuel – Primarily includes commitments to purchase coal (for the traditional electric operating companies), natural gas (for the traditional electric operating companies and Southern Power), and nuclear fuel (for Alabama Power and Georgia Power), as well as the related transportation and storage. In most cases, these contracts contain provisions for price escalation, minimum purchase levels, and other financial commitments. Natural gas purchase commitments are based on various indices at the time of delivery. Amounts reflected for natural gas purchase commitments have been estimated based on the NYMEX future prices at December 31, 2019.

•
Purchase commitments – Purchased power – Represents estimated minimum obligations for various PPAs for the purchase of capacity and energy, as well as, for Georgia Power, capacity payments related to Plant Vogtle Units 1 and 2. Amounts exclude PPAs accounted for as leases, which are reflected in the "operating leases" and "finance leases" categories, where applicable.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Estimated capacity payments for Southern Company and Alabama Power exclude amounts contingent upon approval by the Alabama PSC related to Alabama Power's September 6, 2019 CCN filing totaling $4 million for 2020, $7 million for 2021, $7 million for 2022, $8 million for 2023, $8 million for 2024, and $107 million for after 2024. See Note 2 to the financial statements under "Alabama Power – Petition for Certificate of Convenience and Necessity" for additional information. Mississippi Power's long-term PPAs are associated with solar facilities and only include an energy component. Southern Power's purchased power commitments will be resold under a third-party agreement at cost. See Note 3 to the financial statements under "Guarantees" for additional information.

•
Purchase commitments – Other – Includes LTSAs (for all Registrants), contracts for the procurement of limestone (for Alabama Power and Georgia Power), contractual environmental remediation liabilities (for Southern Company Gas), operation and maintenance agreements (for Southern Power), and transmission agreements (for Southern Power). LTSAs include price escalation based on inflation indices. Southern Power's transmission commitments are based on the Southern Company system's current tariff rate for point-to-point transmission.

•
Pension and other postretirement benefit plans – The Southern Company system provides postretirement benefits to the majority of its employees and funds trusts to the extent required by PSCs, other applicable state regulatory agencies, or the FERC. The Registrants forecast contributions to their pension and other postretirement benefit plans over a three-year period. The Registrants anticipate no mandatory contributions to the qualified pension plan during the next three years. Amounts presented represent estimated benefit payments for the nonqualified pension plans, estimated non-trust benefit payments for the other postretirement benefit plans, and estimated contributions to the other postretirement benefit plan trusts, all of which will be made from corporate assets of the applicable subsidiaries. See Note 11 to the financial statements for additional information related to the pension and other postretirement benefit plans, including estimated benefit payments. Certain benefit payments will be made through the related benefit plans. Other benefit payments will be made from corporate assets of the applicable subsidiaries.

•
ARO settlements – Represents estimated costs for a five-year period associated with closing and monitoring ash ponds at the traditional electric operating companies in accordance with the CCR Rule and the related state rules, which are reflected in the applicable Registrants' ARO liabilities. Material expenditures in future years for ARO settlements also will be required for ash ponds, nuclear decommissioning (for Alabama Power and Georgia Power), and other liabilities reflected in the applicable Registrants' AROs. See Note 6 to the financial statements for additional information.

•	Preferred stock dividends – Represents preferred stock of Alabama Power. Preferred stock does not mature; therefore, amounts are provided for the next five years only.

•
Nuclear decommissioning trusts – As a result of NRC requirements, Alabama Power and Georgia Power have external trust funds for nuclear decommissioning costs. Based on its most recent site study completed in 2018, Alabama Power currently has no additional funding requirements. Alabama Power's next site study is expected to be conducted by 2023. Georgia Power's projections of nuclear decommissioning trust fund contributions for Plant Hatch and Plant Vogtle Units 1 and 2 are based on the 2019 ARP. See Note 6 to the financial statements under "Nuclear Decommissioning" for additional information.

•
Pipeline charges, storage capacity, and gas supply – Includes charges at Southern Company Gas recoverable through a natural gas cost recovery mechanism, or alternatively billed to Marketers selling retail natural gas, and demand charges associated with Sequent. The gas supply balance includes amounts for Nicor Gas and SouthStar gas commodity purchase commitments of 45 million mmBtu at floating gas prices calculated using forward natural gas prices at December 31, 2019 and valued at $84 million. Southern Company Gas provides guarantees to certain gas suppliers for certain of its subsidiaries, including SouthStar, in support of payment obligations.

    Table of Contents                                Index to Financial Statements

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Table of Contents                                Index to Financial Statements

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of The Southern Company and Subsidiary Companies
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of The Southern Company and subsidiary companies (Southern Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited Southern Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Southern Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
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

    Table of Contents                                Index to Financial Statements

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the Audit Committee of Southern Company's Board of Directors and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Impact of Rate Regulation on the Financial Statements – Refer to Note 1 (Summary of Significant Accounting Policies – Regulatory Assets and Liabilities) and Note 2 (Regulatory Matters) to the financial statements
Critical Audit Matter Description
Southern Company's traditional electric operating companies and natural gas distribution utilities (the "regulated utility subsidiaries"), which represent approximately 87% of Southern Company's consolidated operating revenues for the year ended December 31, 2019 and 84% of its consolidated total assets at December 31, 2019, are subject to rate regulation by their respective state Public Service Commissions or other applicable state regulatory agencies and wholesale regulation by the Federal Energy Regulatory Commission (the "Commissions"). Management has determined that the regulated utility subsidiaries meet the requirements under accounting principles generally accepted in the United States of America to utilize specialized rules to account for the effects of rate regulation in the preparation of its financial statements. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, including, but not limited to, property, plant, and equipment; other regulatory assets; other regulatory liabilities; other cost of removal obligations; deferred charges and credits related to income taxes; under and over recovered regulatory clause revenues; operating revenues; operations and maintenance expenses; and depreciation.
The Commissions set the rates the regulated utility subsidiaries are permitted to charge customers based on allowable costs, including a reasonable return on equity. Rates are determined and approved in regulatory proceedings based on an analysis of the applicable regulated subsidiary's costs to provide utility service and a return on, and recovery of, its investment in the utility business. Current and future regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investments, and the timing and amount of assets to be recovered by rates. The Commissions' regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. While Southern Company's regulated utility subsidiaries expect to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve: (1) full recovery of the costs of providing utility service, or (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment.
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures (e.g., asset retirement costs, property damage reserves, and net book value of retired assets) and the high degree of subjectivity involved in assessing the potential impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of part of the cost of recently completed plant or plant under construction, and/or (3) a refund to customers. Given that management's accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and significant auditor judgment to evaluate management estimates and the subjectivity of audit evidence.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:

•
We tested the effectiveness of management's controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management's controls over the initial recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•
We read relevant regulatory orders issued by the Commissions for the regulated utility subsidiaries, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedence of the Commissions' treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management's recorded regulatory asset and liability balances for completeness.

    Table of Contents                                Index to Financial Statements

•
For regulatory matters in process, we inspected filings with the Commissions by both Southern Company's regulated utility subsidiaries and other interested parties that may impact the regulated utility subsidiaries' future rates for any evidence that might contradict management's assertions.

•
We evaluated regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects. We tested selected costs included in the capitalized project costs for completeness and accuracy.

•
We obtained representation from management regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities to assess management's assertion that amounts are probable of recovery, refund, or a future reduction in rates.

•	We evaluated Southern Company's disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
Disclosure of Uncertainties – Plant Vogtle Units 3 and 4 Construction – Refer to Note 2 (Regulatory Matters – Georgia Power – Nuclear Construction) to the financial statements
Critical Audit Matter Description
As discussed in Note 2 to the financial statements, the ultimate recovery of Georgia Power Company's (Georgia Power) investment in the construction of Plant Vogtle Units 3 and 4 is subject to multiple uncertainties. Such uncertainties include the potential impact of future decisions by Georgia Power's regulators (particularly the Georgia Public Service Commission), actions by the co-owners of the Vogtle project, and litigation or other legal proceedings involving the project. In addition, Georgia Power's ability to meet its cost and schedule forecasts could impact its capacity to fully recover its investment in the project. While the project is not subject to a cost cap, Georgia Power's cost and schedule forecasts are subject to numerous uncertainties which could impact cost recovery, including challenges with management of contractors and vendors; subcontractor performance; supervision of craft labor and related craft labor productivity, particularly in the installation of electrical and mechanical commodities, ability to attract and retain craft labor, and/or related cost escalation; procurement, fabrication, delivery, assembly, installation, system turnover, and the initial testing and start-up, including any required engineering changes or any remediation related thereto, of plant systems, structures, or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale), or regional transmission upgrades, any of which may require additional labor and/or materials; or other issues that could arise and change the projected schedule and estimated cost. The ultimate recovery of Georgia Power's investment in Plant Vogtle Units 3 and 4 is subject to the outcome of future assessments by management as well as Georgia Public Service Commission decisions in future regulatory proceedings.
Management has disclosed the status, risks, and uncertainties associated with Plant Vogtle Units 3 and 4, including (1) the status of construction; (2) challenges to the achievement of Georgia Power's cost and schedule forecasts; (3) the status of regulatory proceedings; (4) the status of legal actions or issues involving the co-owners of the project; and (5) other matters which could impact the ultimate recoverability of Georgia Power's investment in the project. We identified as a critical audit matter the evaluation of these disclosures which involved significant audit effort requiring specialized industry and construction expertise, extensive knowledge of rate regulation, and difficult and subjective judgments.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the disclosure of the status, risks, and uncertainties of the nuclear construction at Plant Vogtle Units 3 and 4 included the following, among others:

•
We tested the effectiveness of internal controls over the on-going evaluation and monitoring of the construction schedule and capital cost forecast and over the disclosure of matters related to the construction and ultimate cost recovery of Plant Vogtle Units 3 and 4.

•
We involved construction specialists to assist in our evaluation of Georgia Power's processes for on-going evaluation and monitoring of the construction schedule and cost forecast and to assess the disclosures of challenges to the achievement of such forecasts.

•
We attended meetings with Georgia Power and Southern Company officials, project managers (including contractors), independent regulatory monitors, and co-owners of the project to evaluate and monitor construction status and identify cost and schedule challenges.

•
We read reports of external independent monitors employed by the Georgia Public Service Commission to monitor the status of construction at Plant Vogtle Units 3 and 4 to evaluate the completeness of Georgia Power's disclosure of challenges to the achievement of cost and schedule forecasts.

    Table of Contents                                Index to Financial Statements

•
We inquired of Georgia Power and Southern Company officials and project managers regarding the status of construction, the construction schedule, and cost forecasts to assess the financial statement disclosures with respect to project status and potential risks and uncertainties to the achievement of such forecasts.

•
We inspected regulatory filings and transcripts of Georgia Public Service Commission hearings regarding the construction of Plant Vogtle Units 3 and 4 to identify potential challenges to the recovery of Georgia Power's construction costs and to evaluate the disclosures with respect to such uncertainties.

•
We inquired of Georgia Power and Southern Company management and internal and external legal counsel regarding any potential legal actions or issues arising from project construction or issues involving the co-owners of the project.

•
We compared the financial statement disclosures relating to this matter to the information gathered through the conduct of all our procedures to evaluate whether there were omissions relating to significant facts or uncertainties regarding the status of construction or other factors which could impact the ultimate cost recovery of Plant Vogtle Units 3 and 4.

•
We obtained representation from management regarding disclosure of all matters related to the cost and/or status, including matters related to a co-owner or regulatory development, that could result in a potential disallowance of costs related to the construction of Plant Vogtle Units 3 and 4.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 19, 2020
We have served as Southern Company's auditor since 2002.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2019, 2018, and 2017
Southern Company and Subsidiary Companies 2019 Annual Report

	2019	2018	2017
	(in millions)
Operating Revenues:
Retail electric revenues	$14,084	$15,222	$15,330
Wholesale electric revenues	2,152	2,516	2,426
Other electric revenues	636	664	681
Natural gas revenues	3,792	3,854	3,791
Other revenues	755	1,239	803
Total operating revenues	21,419	23,495	23,031
Operating Expenses:
Fuel	3,622	4,637	4,400
Purchased power	816	971	863
Cost of natural gas	1,319	1,539	1,601
Cost of other sales	435	806	513
Other operations and maintenance	5,600	5,889	5,739
Depreciation and amortization	3,038	3,131	3,010
Taxes other than income taxes	1,230	1,315	1,250
Estimated loss on plants under construction	24	1,097	3,362
Impairment charges	168	210	—
(Gain) loss on dispositions, net	(2,569)	(291)	(40)
Total operating expenses	13,683	19,304	20,698
Operating Income	7,736	4,191	2,333
Other Income and (Expense):
Allowance for equity funds used during construction	128	138	160
Earnings from equity method investments	162	148	106
Interest expense, net of amounts capitalized	(1,736)	(1,842)	(1,694)
Other income (expense), net	252	114	163
Total other income and (expense)	(1,194)	(1,442)	(1,265)
Earnings Before Income Taxes	6,542	2,749	1,068
Income taxes	1,798	449	142
Consolidated Net Income	4,744	2,300	926
Dividends on preferred and preference stock of subsidiaries	15	16	38
Net income (loss) attributable to noncontrolling interests	(10)	58	46
Consolidated Net Income Attributable to Southern Company	$4,739	$2,226	$842
Common Stock Data:
Earnings per share —
Basic	$4.53	$2.18	$0.84
Diluted	4.50	2.17	0.84
Average number of shares of common stock outstanding — (in millions)
Basic	1,046	1,020	1,000
Diluted	1,054	1,025	1,008
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2019, 2018, and 2017
Southern Company and Subsidiary Companies 2019 Annual Report

	2019	2018	2017
	(in millions)
Consolidated Net Income	$4,744	$2,300	$926
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(39), $(16), and $34, respectively	(115)	(47)	57
Reclassification adjustment for amounts included in net income, net of tax of $19, $24, and $(37), respectively	57	72	(60)
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $(31), $(2), and $6, respectively	(64)	(5)	17
Reclassification adjustment for amounts included in net income, net of tax of $1, $5, and $(6), respectively	4	6	(23)
Total other comprehensive income (loss)	(118)	26	(9)
Dividends on preferred and preference stock of subsidiaries	15	16	38
Comprehensive income (loss) attributable to noncontrolling interests	(10)	58	46
Consolidated Comprehensive Income Attributable to Southern Company	$4,621	$2,252	$833
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2019, 2018, and 2017
Southern Company and Subsidiary Companies 2019 Annual Report

	2019	2018	2017
	(in millions)
Operating Activities:
Consolidated net income	$4,744	$2,300	$926
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	3,331	3,549	3,457
Deferred income taxes	611	89	166
Utilization of federal investment tax credits	757	5	—
Allowance for equity funds used during construction	(128)	(138)	(160)
Pension, postretirement, and other employee benefits	(204)	(103)	(84)
Pension and postretirement funding	(1,136)	(4)	(2)
Settlement of asset retirement obligations	(328)	(244)	(177)
Storm damage reserve accruals	168	74	38
Stock based compensation expense	107	125	109
Estimated loss on plants under construction	15	1,093	3,179
Impairment charges	168	210	—
(Gain) loss on dispositions, net	(2,588)	(301)	(42)
Other, net	102	14	(63)
Changes in certain current assets and liabilities —
-Receivables	630	(426)	(202)
-Fossil fuel for generation	(120)	123	36
-Natural gas for sale	44	49	36
-Other current assets	70	(127)	(143)
-Accounts payable	(693)	291	(280)
-Accrued taxes	117	267	(142)
-Accrued compensation	(9)	33	(8)
-Retail fuel cost over recovery	62	36	(212)
-Other current liabilities	61	30	(38)
Net cash provided from operating activities	5,781	6,945	6,394
Investing Activities:
Business acquisitions, net of cash acquired	(50)	(65)	(1,054)
Property additions	(7,555)	(8,001)	(7,423)
Proceeds pursuant to the Toshiba Guarantee, net of joint owner portion	—	—	1,682
Nuclear decommissioning trust fund purchases	(888)	(1,117)	(811)
Nuclear decommissioning trust fund sales	882	1,111	805
Proceeds from dispositions and asset sales	5,122	2,956	97
Cost of removal, net of salvage	(393)	(388)	(313)
Change in construction payables, net	(169)	50	259
Investments in unconsolidated subsidiaries	(148)	(114)	(152)
Payments pursuant to LTSAs	(234)	(186)	(227)
Other investing activities	41	(6)	(53)
Net cash used for investing activities	(3,392)	(5,760)	(7,190)
Financing Activities:
Increase (decrease) in notes payable, net	640	(774)	(401)
Proceeds —
Long-term debt	5,220	2,478	5,858
Common stock	844	1,090	793
Preferred stock	—	—	250
Short-term borrowings	350	3,150	1,259
Redemptions and repurchases —
Long-term debt	(4,347)	(5,533)	(2,930)
Preferred and preference stock	—	(33)	(658)
Short-term borrowings	(1,850)	(1,900)	(659)
Distributions to noncontrolling interests	(256)	(153)	(119)
Capital contributions from noncontrolling interests	196	2,551	80
Payment of common stock dividends	(2,570)	(2,425)	(2,300)
Other financing activities	(157)	(264)	(222)
Net cash provided from (used for) financing activities	(1,930)	(1,813)	951
Net Change in Cash, Cash Equivalents, and Restricted Cash	459	(628)	155
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	1,519	2,147	1,992
Cash, Cash Equivalents, and Restricted Cash at End of Year	$1,978	$1,519	$2,147
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $74, $72, and $89 capitalized, respectively)	$1,651	$1,794	$1,676
Income taxes (net of refunds)	276	172	(410)
Noncash transactions — Accrued property additions at year-end	932	1,103	985
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED BALANCE SHEETS
At December 31, 2019 and 2018
Southern Company and Subsidiary Companies 2019 Annual Report

Assets	2019	2018
	(in millions)
Current Assets:
Cash and cash equivalents	$1,975	$1,396
Receivables —
Customer accounts receivable	1,614	1,726
Energy marketing receivable	428	801
Unbilled revenues	599	654
Under recovered fuel clause revenues	—	115
Other accounts and notes receivable	817	813
Accumulated provision for uncollectible accounts	(49)	(50)
Materials and supplies	1,388	1,465
Fossil fuel for generation	521	405
Natural gas for sale	479	524
Prepaid expenses	314	432
Assets from risk management activities, net of collateral	183	222
Regulatory assets – asset retirement obligations	287	—
Other regulatory assets	885	525
Assets held for sale	188	393
Other current assets	188	162
Total current assets	9,817	9,583
Property, Plant, and Equipment:
In service	105,114	103,706
Less: Accumulated depreciation	30,765	31,038
Plant in service, net of depreciation	74,349	72,668
Nuclear fuel, at amortized cost	851	875
Construction work in progress	7,880	7,254
Total property, plant, and equipment	83,080	80,797
Other Property and Investments:
Goodwill	5,280	5,315
Equity investments in unconsolidated subsidiaries	1,303	1,580
Other intangible assets, net of amortization of $280 and $235 at December 31, 2019 and December 31, 2018, respectively	536	613
Nuclear decommissioning trusts, at fair value	2,036	1,721
Leveraged leases	788	798
Miscellaneous property and investments	391	269
Total other property and investments	10,334	10,296
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,800	—
Deferred charges related to income taxes	798	794
Unamortized loss on reacquired debt	300	323
Regulatory assets – asset retirement obligations, deferred	4,094	2,933
Other regulatory assets, deferred	6,805	5,375
Assets held for sale, deferred	601	5,350
Other deferred charges and assets	1,071	1,463
Total deferred charges and other assets	15,469	16,238
Total Assets	$118,700	$116,914
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED BALANCE SHEETS
At December 31, 2019 and 2018
Southern Company and Subsidiary Companies 2019 Annual Report

Liabilities and Stockholders' Equity	2019	2018
	(in millions)
Current Liabilities:
Securities due within one year	$2,989	$3,198
Notes payable	2,055	2,915
Energy marketing trade payables	442	856
Accounts payable	2,115	2,580
Customer deposits	496	522
Accrued taxes —
Accrued income taxes	—	21
Other accrued taxes	659	635
Accrued interest	474	472
Accrued compensation	992	1,030
Asset retirement obligations	504	404
Other regulatory liabilities	756	376
Liabilities held for sale	5	425
Operating lease obligations	229	—
Other current liabilities	830	852
Total current liabilities	12,546	14,286
Long-Term Debt (See accompanying statements)	41,798	40,736
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	7,888	6,558
Deferred credits related to income taxes	6,078	6,460
Accumulated deferred ITCs	2,291	2,372
Employee benefit obligations	1,814	2,147
Operating lease obligations, deferred	1,615	—
Asset retirement obligations, deferred	9,282	8,990
Accrued environmental remediation	234	268
Other cost of removal obligations	2,239	2,297
Other regulatory liabilities, deferred	256	169
Liabilities held for sale, deferred	—	2,836
Other deferred credits and liabilities	609	465
Total deferred credits and other liabilities	32,306	32,562
Total Liabilities	86,650	87,584
Redeemable Preferred Stock of Subsidiaries (See accompanying statements)	291	291
Total Stockholders' Equity (See accompanying statements)	31,759	29,039
Total Liabilities and Stockholders' Equity	$118,700	$116,914
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED STATEMENTS OF CAPITALIZATION
At December 31, 2019 and 2018
Southern Company and Subsidiary Companies 2019 Annual Report

	Weighted Average Interest Rate at December 31, 2019	2019	2018	2019	2018
		(in millions)		(percent of total)
Long-Term Debt:
Long-term debt payable to affiliated trusts —
Variable rate due 2042	5.20%	$206	$206
Long-term senior notes and debt —
Maturity
2019	—	—	2,948
2020	2.43%	2,100	2,271
2021	2.70%	2,672	2,638
2022	2.53%	1,870	1,983
2023	3.05%	2,290	2,290
2024	2.20%	400	—
2025 through 2049	4.27%	20,120	19,895
Variable rate due 2020	2.50%	800	1,875
Variable rate due 2021	2.42%	125	125
Total long-term senior notes and debt		30,377	34,025
Other long-term debt —
Pollution control revenue bonds —
Maturity
2019	—	—	25
2022	2.35%	53	90
2023	—	—	33
2025 through 2053	2.40%	1,466	1,112
Variable rate due 2020	1.80%	7	148
Variable rate due 2021	1.75%	65	65
Variable rate due 2022	—	—	4
Variable rate due 2024	1.72%	21	21
Variable rate due 2025 to 2052	1.69%	1,351	1,396
Plant Daniel revenue bonds due 2021	7.13%	270	270
FFB loans —
Maturity
2020	3.20%	64	44
2021	3.20%	64	44
2022	3.20%	64	44
2023	3.20%	64	44
2024	3.20%	64	44
2025 to 2044	3.20%	3,523	2,405
First mortgage bonds —
Maturity
2019	—	—	50
2023	5.80%	50	50
2026 to 2059	3.94%	1,525	1,225
Junior subordinated notes due 2024	2.70%	863	—
Junior subordinated notes due 2027 to 2077	5.00%	4,433	3,570
Total other long-term debt		13,947	10,684
Unamortized fair value adjustment of long-term debt		430	474
Finance lease obligations		226	197
Unamortized debt premium (discount), net		(152)	(158)
Unamortized debt issuance expense		(247)	(208)
Total long-term debt		44,787	45,220
Less:
Amount due within one year		2,989	3,198
Amount held for sale		—	1,286
Long-term debt excluding amounts due within one year and held for sale		41,798	40,736	56.6%	58.1%

    Table of Contents                                Index to Financial Statements

CONSOLIDATED STATEMENTS OF CAPITALIZATION (continued) At December 31, 2019 and 2018 Southern Company and Subsidiary Companies 2019 Annual Report
	2019	2018	2019	2018
	(in millions)		(percent of total)
Redeemable Preferred Stock of Subsidiaries:
Cumulative preferred stock
$100 par or stated value — 4.20% to 4.92%
Authorized — 10 million shares
Outstanding — 475,115 shares	48	48
$1 par value — 5.00%
Authorized — 28 million shares
Outstanding — 10 million shares	243	243
Total redeemable preferred stock of subsidiaries
(annual dividend requirement — $15 million)	291	291	0.4	0.4
Common Stockholders' Equity:
Common stock, par value $5 per share —	5,257	5,164
Authorized — 1.5 billion shares
Issued — 2019: 1.1 billion shares
— 2018: 1.0 billion shares
Treasury — 2019: 1.0 million shares
— 2018: 1.0 million shares
Paid-in capital	11,734	11,094
Treasury, at cost	(42)	(38)
Retained earnings	10,877	8,706
Accumulated other comprehensive loss	(321)	(203)
Total common stockholders' equity	27,505	24,723	37.2	35.3
Noncontrolling interests	4,254	4,316	5.8	6.2
Total stockholders' equity	31,759	29,039
Total Capitalization	$73,848	$70,066	100.0%	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2019, 2018, and 2017
Southern Company and Subsidiary Companies 2019 Annual Report

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)	Preferred and Preference Stock of Subsidiaries	Noncontrolling Interests(a)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings				Total
	(in millions)
Balance at December 31, 2016	991	(1)	$4,952	$9,661	$(31)	$10,356	$(180)	$609	$1,245	$26,612
Consolidated net income attributable to Southern Company	—	—	—	—	—	842	—	—	—	842
Other comprehensive income (loss)	—	—	—	—	—	—	(9)	—	—	(9)
Stock issued	18	—	86	707	—	—	—	—	—	793
Stock-based compensation	—	—	—	105	—	—	—	—	—	105
Cash dividends of $2.3000 per share	—	—	—	—	—	(2,300)	—	—	—	(2,300)
Preferred and preference stock redemptions	—	—	—	—	—	—	—	(609)	—	(609)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	79	79
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(122)	(122)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	44	44
Reclassification from redeemable noncontrolling interests	—	—	—	—	—	—	—	—	114	114
Other	—	—	—	(4)	(5)	(13)	—	—	1	(21)
Balance at December 31, 2017	1,009	(1)	5,038	10,469	(36)	8,885	(189)	—	1,361	25,528
Consolidated net income attributable to Southern Company	—	—	—	—	—	2,226	—	—	—	2,226
Other comprehensive income	—	—	—	—	—	—	26	—	—	26
Stock issued	26	—	126	964	—	—	—	—	—	1,090
Stock-based compensation	—	—	—	84	—	—	—	—	—	84
Cash dividends of $2.3800 per share	—	—	—	—	—	(2,425)	—	—	—	(2,425)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	1,372	1,372
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(164)	(164)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	58	58
Sale of noncontrolling interests	—	—	—	(417)	—	—	—	—	1,690	1,273
Other	—	—	—	(6)	(2)	20	(40)	—	(1)	(29)
Balance at December 31, 2018	1,035	(1)	5,164	11,094	(38)	8,706	(203)	—	4,316	29,039
Consolidated net income attributable to Southern Company	—	—	—	—	—	4,739	—	—	—	4,739
Other comprehensive income (loss)	—	—	—	—	—	—	(118)	—	—	(118)
Issuance of equity units(b)	—	—	—	(198)	—	—	—	—	—	(198)
Stock issued	19	—	93	751	—	—	—	—	—	844
Stock-based compensation	—	—	—	66	—	—	—	—	—	66
Cash dividends of $2.4600 per share	—	—	—	—	—	(2,570)	—	—	—	(2,570)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	276	276
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(327)	(327)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(10)	(10)
Other	—	—	—	21	(4)	2	—	—	(1)	18
Balance at December 31, 2019	1,054	(1)	$5,257	$11,734	$(42)	$10,877	$(321)	$—	$4,254	$31,759

(a)	Excludes redeemable noncontrolling interests. See Note 7 to the financial statements under "Southern Power – Redeemable Noncontrolling Interests" for additional information.

(b)	See Note 8 under "Equity Units" for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Alabama Power Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets and statements of capitalization of Alabama Power Company (Alabama Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2019 and 2018, the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Alabama Power as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
February 19, 2020
We have served as Alabama Power's auditor since 2002.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF INCOME
For the Years Ended December 31, 2019, 2018, and 2017
Alabama Power Company 2019 Annual Report

	2019	2018	2017
	(in millions)
Operating Revenues:
Retail revenues	$5,501	$5,367	$5,458
Wholesale revenues, non-affiliates	258	279	276
Wholesale revenues, affiliates	81	119	97
Other revenues	285	267	208
Total operating revenues	6,125	6,032	6,039
Operating Expenses:
Fuel	1,112	1,301	1,225
Purchased power, non-affiliates	203	216	170
Purchased power, affiliates	200	216	158
Other operations and maintenance	1,821	1,669	1,709
Depreciation and amortization	793	764	736
Taxes other than income taxes	403	389	384
Total operating expenses	4,532	4,555	4,382
Operating Income	1,593	1,477	1,657
Other Income and (Expense):
Allowance for equity funds used during construction	52	62	39
Interest expense, net of amounts capitalized	(336)	(323)	(305)
Other income (expense), net	46	20	43
Total other income and (expense)	(238)	(241)	(223)
Earnings Before Income Taxes	1,355	1,236	1,434
Income taxes	270	291	568
Net Income	1,085	945	866
Dividends on Preferred and Preference Stock	15	15	18
Net Income After Dividends on Preferred and Preference Stock	$1,070	$930	$848
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2019, 2018, and 2017
Alabama Power Company 2019 Annual Report

	2019	2018	2017
	(in millions)
Net Income	$1,085	$945	$866
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $-, $-, and $(1), respectively	—	—	1
Reclassification adjustment for amounts included in net income, net of tax of $2, $2, and $2, respectively	4	4	3
Total other comprehensive income (loss)	4	4	4
Comprehensive Income	$1,089	$949	$870
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2019, 2018, and 2017
Alabama Power Company 2019 Annual Report

	2019	2018	2017
	(in millions)
Operating Activities:
Net income	$1,085	$945	$866
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	951	917	888
Deferred income taxes	197	174	409
Allowance for equity funds used during construction	(52)	(62)	(39)
Pension and postretirement funding	(362)	(4)	(2)
Settlement of asset retirement obligations	(127)	(55)	(26)
Natural disaster reserve accruals	138	16	4
Other deferred charges – affiliated	(42)	—	—
Other, net	(90)	(17)	9
Changes in certain current assets and liabilities —
-Receivables	9	(149)	(168)
-Prepayments	(4)	(2)	(2)
-Materials and supplies	23	(82)	(34)
-Other current assets	(85)	30	20
-Accounts payable	(41)	24	71
-Accrued taxes	49	10	(84)
-Accrued compensation	(14)	8	(2)
-Retail fuel cost over recovery	47	—	(76)
-Other current liabilities	97	128	3
Net cash provided from operating activities	1,779	1,881	1,837
Investing Activities:
Property additions	(1,757)	(2,158)	(1,882)
Nuclear decommissioning trust fund purchases	(261)	(279)	(237)
Nuclear decommissioning trust fund sales	260	278	237
Cost of removal net of salvage	(103)	(130)	(112)
Change in construction payables	(71)	26	161
Other investing activities	(31)	(26)	(43)
Net cash used for investing activities	(1,963)	(2,289)	(1,876)
Financing Activities:
Proceeds —
Senior notes	600	500	1,100
Preferred stock	—	—	250
Pollution control revenue bonds	—	120	—
Capital contributions from parent company	1,240	511	361
Redemptions and repurchases —
Senior notes	(200)	—	(525)
Preferred and preference stock	—	—	(238)
Pollution control revenue bonds	—	(120)	(36)
Payment of common stock dividends	(844)	(801)	(714)
Other financing activities	(31)	(33)	(35)
Net cash provided from financing activities	765	177	163
Net Change in Cash, Cash Equivalents, and Restricted Cash	581	(231)	124
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	313	544	420
Cash, Cash Equivalents, and Restricted Cash at End of Year	$894	$313	$544
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $19, $22, and $15 capitalized, respectively)	$311	$284	$285
Income taxes (net of refunds)	26	106	236
Noncash transactions — Accrued property additions at year-end	200	272	245
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

BALANCE SHEETS
At December 31, 2019 and 2018
Alabama Power Company 2019 Annual Report

Assets	2019	2018
	(in millions)
Current Assets:
Cash and cash equivalents	$894	$313
Receivables —
Customer accounts receivable	425	403
Unbilled revenues	134	150
Affiliated	37	94
Other accounts and notes receivable	72	51
Accumulated provision for uncollectible accounts	(22)	(10)
Fossil fuel stock	212	141
Materials and supplies	512	546
Prepaid expenses	50	66
Other regulatory assets	242	137
Other current assets	30	18
Total current assets	2,586	1,909
Property, Plant, and Equipment:
In service	30,023	30,402
Less: Accumulated provision for depreciation	9,540	9,988
Plant in service, net of depreciation	20,483	20,414
Nuclear fuel, at amortized cost	296	324
Construction work in progress	890	1,113
Total property, plant, and equipment	21,669	21,851
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	66	65
Nuclear decommissioning trusts, at fair value	1,023	847
Miscellaneous property and investments	128	127
Total other property and investments	1,217	1,039
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	132	—
Deferred charges related to income taxes	244	240
Deferred under recovered regulatory clause revenues	40	116
Regulatory assets – asset retirement obligations	1,019	147
Other regulatory assets, deferred	1,976	1,240
Other deferred charges and assets	269	188
Total deferred charges and other assets	3,680	1,931
Total Assets	$29,152	$26,730
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

BALANCE SHEETS
At December 31, 2019 and 2018
Alabama Power Company 2019 Annual Report

Liabilities and Stockholder's Equity	2019	2018
	(in millions)
Current Liabilities:
Securities due within one year	$251	$201
Accounts payable —
Affiliated	316	364
Other	514	614
Customer deposits	100	96
Accrued taxes	78	44
Accrued interest	92	89
Accrued compensation	216	227
Asset retirement obligations	195	163
Other regulatory liabilities	193	116
Other current liabilities	105	45
Total current liabilities	2,060	1,959
Long-Term Debt (See accompanying statements)	8,270	7,923
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,260	2,962
Deferred credits related to income taxes	1,960	2,027
Accumulated deferred ITCs	100	106
Employee benefit obligations	206	314
Operating lease obligations	107	—
Asset retirement obligations, deferred	3,345	3,047
Other cost of removal obligations	412	497
Other regulatory liabilities, deferred	146	69
Other deferred credits and liabilities	40	58
Total deferred credits and other liabilities	9,576	9,080
Total Liabilities	19,906	18,962
Redeemable Preferred Stock (See accompanying statements)	291	291
Common Stockholder's Equity (See accompanying statements)	8,955	7,477
Total Liabilities and Stockholder's Equity	$29,152	$26,730
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF CAPITALIZATION
At December 31, 2019 and 2018
Alabama Power Company 2019 Annual Report

	Weighted Average Interest Rate at December 31, 2019	2019	2018	2019	2018
		(in millions)		(percent of total)
Long-Term Debt:
Long-term debt payable to affiliated trusts —
Variable rate due 2042	5.20%	$206	$206
Long-term notes payable —
Maturity
2019	—	—	200
2020	3.38%	250	250
2021	3.81%	220	220
2022	3.36%	750	750
2023	3.55%	300	300
2025-2049	4.41%	5,775	5,175
Variable rate due 2021	2.90%	25	25
Total long-term notes payable		7,320	6,920
Other long-term debt —
Pollution control revenue bonds —
Due 2034	2.46%	207	207
Variable rate due 2021	1.75%	65	65
Variable rate due 2024	1.72%	21	21
Variable rate due 2028-2038	1.65%	767	767
Total other long-term debt		1,060	1,060
Finance lease obligations		4	4
Unamortized debt premium (discount), net		(14)	(12)
Unamortized debt issuance expense		(55)	(54)
Total long-term debt		8,521	8,124
Less amount due within one year		251	201
Long-term debt excluding amount due within one year		8,270	7,923	47.2%	50.4%
Redeemable Preferred Stock:
Cumulative redeemable preferred stock
$100 par or stated value — 4.20% to 4.92%
Authorized — 3,850,000 shares
Outstanding — 475,115 shares		48	48
$1 par value — 5.00%
Authorized — 27,500,000 shares
Outstanding — 10,000,000 shares: $25 stated value		243	243
Total redeemable preferred stock (annual dividend requirement — $15 million)		291	291	1.7	1.9
Common Stockholder's Equity:
Common stock, par value $40 per share —
Authorized — 40,000,000 shares
Outstanding — 30,537,500 shares		1,222	1,222
Paid-in capital		4,755	3,508
Retained earnings		3,001	2,775
Accumulated other comprehensive loss		(23)	(28)
Total common stockholder's equity		8,955	7,477	51.1	47.7
Total Capitalization		$17,516	$15,691	100.0%	100.0%
 The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2019, 2018, and 2017
Alabama Power Company 2019 Annual Report

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2016	31	$1,222	$2,613	$2,518	$(30)	$6,323
Net income after dividends on preferred and preference stock	—	—	—	848	—	848
Capital contributions from parent company	—	—	373	—	—	373
Other comprehensive income	—	—	—	—	4	4
Cash dividends on common stock	—	—	—	(714)	—	(714)
Other	—	—	—	(5)	—	(5)
Balance at December 31, 2017	31	1,222	2,986	2,647	(26)	6,829
Net income after dividends on preferred and preference stock	—	—	—	930	—	930
Capital contributions from parent company	—	—	522	—	—	522
Other comprehensive income	—	—	—	—	4	4
Cash dividends on common stock	—	—	—	(801)	—	(801)
Other	—	—	—	(1)	(6)	(7)
Balance at December 31, 2018	31	1,222	3,508	2,775	(28)	7,477
Net income after dividends on preferred and preference stock	—	—	—	1,070	—	1,070
Capital contributions from parent company	—	—	1,247	—	—	1,247
Other comprehensive income	—	—	—	—	4	4
Cash dividends on common stock	—	—	—	(844)	—	(844)
Other	—	—	—	—	1	1
Balance at December 31, 2019	31	$1,222	$4,755	$3,001	$(23)	$8,955
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Georgia Power Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets and statements of capitalization of Georgia Power Company (Georgia Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2019 and 2018, the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Georgia Power as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
February 19, 2020
We have served as Georgia Power's auditor since 2002.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF INCOME
For the Years Ended December 31, 2019, 2018, and 2017
Georgia Power Company 2019 Annual Report

	2019	2018	2017
	(in millions)
Operating Revenues:
Retail revenues	$7,707	$7,752	$7,738
Wholesale revenues, non-affiliates	129	163	163
Wholesale revenues, affiliates	11	24	26
Other revenues	561	481	383
Total operating revenues	8,408	8,420	8,310
Operating Expenses:
Fuel	1,444	1,698	1,671
Purchased power, non-affiliates	521	430	416
Purchased power, affiliates	575	723	622
Other operations and maintenance	1,972	1,860	1,724
Depreciation and amortization	981	923	895
Taxes other than income taxes	454	437	409
Estimated loss on Plant Vogtle Units 3 and 4	—	1,060	—
Total operating expenses	5,947	7,131	5,737
Operating Income	2,461	1,289	2,573
Other Income and (Expense):
Interest expense, net of amounts capitalized	(409)	(397)	(419)
Other income (expense), net	140	115	104
Total other income and (expense)	(269)	(282)	(315)
Earnings Before Income Taxes	2,192	1,007	2,258
Income taxes	472	214	830
Net Income	1,720	793	1,428
Dividends on Preferred and Preference Stock	—	—	14
Net Income After Dividends on Preferred and Preference Stock	$1,720	$793	$1,414
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2019, 2018, and 2017
Georgia Power Company 2019 Annual Report

	2019	2018	2017
	(in millions)
Net Income	$1,720	$793	$1,428
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(15), $-, and $-, respectively	(44)	—	—
Reclassification adjustment for amounts included in net income, net of tax of $1, $1, and $1, respectively	2	3	3
Total other comprehensive income (loss)	(42)	3	3
Comprehensive Income	$1,678	$796	$1,431
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2019, 2018, and 2017
Georgia Power Company 2019 Annual Report

	2019	2018	2017
	(in millions)
Operating Activities:
Net income	$1,720	$793	$1,428
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	1,193	1,142	1,100
Deferred income taxes	179	(260)	458
Pension, postretirement, and other employee benefits	(146)	(75)	(68)
Pension and postretirement funding	(200)	—	—
Settlement of asset retirement obligations	(151)	(116)	(120)
Retail fuel cost over recovery – long-term	73	—	—
Other deferred charges – affiliated	(108)	—	—
Estimated loss on Plant Vogtle Units 3 and 4	—	1,060	—
Other, net	12	(21)	(83)
Changes in certain current assets and liabilities —
-Receivables	177	8	(256)
-Fossil fuel stock	(41)	83	(16)
-Prepaid income taxes	102	152	(168)
-Other current assets	(19)	(43)	(28)
-Accounts payable	(92)	95	(219)
-Accrued taxes	58	58	1
-Retail fuel cost over recovery	—	—	(84)
-Other current liabilities	150	(107)	(33)
Net cash provided from operating activities	2,907	2,769	1,912
Investing Activities:
Property additions	(3,510)	(3,116)	(2,704)
Proceeds pursuant to the Toshiba Guarantee, net of joint owner portion	—	—	1,682
Nuclear decommissioning trust fund purchases	(628)	(839)	(574)
Nuclear decommissioning trust fund sales	622	833	568
Cost of removal, net of salvage	(186)	(107)	(100)
Change in construction payables, net of joint owner portion	(122)	68	223
Payments pursuant to LTSAs	(81)	(54)	(64)
Proceeds from dispositions and asset sales	14	138	96
Other investing activities	6	(32)	(39)
Net cash used for investing activities	(3,885)	(3,109)	(912)
Financing Activities:
Increase (decrease) in notes payable, net	(179)	294	(391)
Proceeds —
FFB loan	1,218	—	—
Senior notes	750	—	1,350
Pollution control revenue bonds issuances and remarketings	584	108	65
Capital contributions from parent company	634	2,985	431
Short-term borrowings	250	—	700
Other long-term debt	—	—	370
Redemptions and repurchases —
Senior notes	(500)	(1,500)	(450)
Pollution control revenue bonds	(223)	(469)	(65)
Short-term borrowings	—	(150)	(550)
Preferred and preference stock	—	—	(270)
Other long-term debt	—	(100)	—
Payment of common stock dividends	(1,576)	(1,396)	(1,281)
Premiums on redemption and repurchases of senior notes	—	(152)	—
Other financing activities	(40)	(20)	(60)
Net cash provided from (used for) financing activities	918	(400)	(151)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(60)	(740)	849
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	112	852	3
Cash, Cash Equivalents, and Restricted Cash at End of Year	$52	$112	$852
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $35, $26, and $23 capitalized, respectively)	$373	$408	$386
Income taxes (net of refunds)	110	300	496
Noncash transactions — Accrued property additions at year-end	560	683	550
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

BALANCE SHEETS
At December 31, 2019 and 2018
Georgia Power Company 2019 Annual Report

Assets	2019	2018
	(in millions)
Current Assets:
Cash and cash equivalents	$52	$4
Restricted cash and cash equivalents	—	108
Receivables —
Customer accounts receivable	533	591
Unbilled revenues	203	208
Under recovered fuel clause revenues	—	115
Joint owner accounts receivable	136	170
Affiliated	21	39
Other accounts and notes receivable	209	80
Accumulated provision for uncollectible accounts	(2)	(2)
Fossil fuel stock	272	231
Materials and supplies	501	519
Prepaid expenses	63	142
Regulatory assets – storm damage reserves	213	30
Regulatory assets – asset retirement obligations	254	—
Other regulatory assets	263	169
Other current assets	77	70
Total current assets	2,795	2,474
Property, Plant, and Equipment:
In service	38,137	37,675
Less: Accumulated provision for depreciation	11,753	12,096
Plant in service, net of depreciation	26,384	25,579
Nuclear fuel, at amortized cost	555	550
Construction work in progress	5,650	4,833
Total property, plant, and equipment	32,589	30,962
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	52	51
Nuclear decommissioning trusts, at fair value	1,013	873
Miscellaneous property and investments	64	72
Total other property and investments	1,129	996
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,428	—
Deferred charges related to income taxes	519	517
Regulatory assets – asset retirement obligations, deferred	2,865	2,644
Other regulatory assets, deferred	2,716	2,258
Other deferred charges and assets	500	514
Total deferred charges and other assets	8,028	5,933
Total Assets	$44,541	$40,365
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

BALANCE SHEETS
At December 31, 2019 and 2018
Georgia Power Company 2019 Annual Report

Liabilities and Stockholder's Equity	2019	2018
	(in millions)
Current Liabilities:
Securities due within one year	$1,025	$617
Notes payable	365	294
Accounts payable —
Affiliated	512	575
Other	711	890
Customer deposits	283	276
Accrued taxes	407	377
Accrued interest	118	105
Accrued compensation	233	221
Operating lease obligations	144	—
Asset retirement obligations	265	202
Other regulatory liabilities	447	169
Other current liabilities	187	183
Total current liabilities	4,697	3,909
Long-Term Debt (See accompanying statements)	10,791	9,364
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,257	3,062
Deferred credits related to income taxes	2,862	3,080
Accumulated deferred ITCs	255	262
Employee benefit obligations	540	599
Operating lease obligations, deferred	1,282	—
Asset retirement obligations, deferred	5,519	5,627
Other deferred credits and liabilities	273	139
Total deferred credits and other liabilities	13,988	12,769
Total Liabilities	29,476	26,042
Common Stockholder's Equity (See accompanying statements)	15,065	14,323
Total Liabilities and Stockholder's Equity	$44,541	$40,365
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF CAPITALIZATION
At December 31, 2019 and 2018
Georgia Power Company 2019 Annual Report

	Weighted Average Interest Rate at December 31, 2019	2019	2018	2019	2018
		(in millions)		(percent of total)
Long-Term Debt:
Long-term notes payable —
Maturity
2019	—	$—	$498
2020	2.00%	950	950
2021	2.40%	325	325
2022	2.85%	400	400
2023	5.75%	100	100
2024	2.20%	400	—
2026-2043	4.21%	3,675	3,325
Total long-term notes payable		5,850	5,598
Other long-term debt —
Pollution control revenue bonds —
Due 2022	2.35%	53	53
Due 2025-2053	2.37%	1,217	748
Variable rate due 2019	—	—	108
Variable rate due 2026-2052	1.74%	551	551
FFB loans —
Maturity
2020	3.20%	64	44
2021	3.20%	64	44
2022	3.20%	64	44
2023	3.20%	64	44
2024	3.20%	64	44
2025-2044	3.20%	3,523	2,405
Junior subordinated notes due 2077	5.00%	270	270
Total other long-term debt		5,934	4,355
Finance lease obligations		156	142
Unamortized debt premium (discount), net		(7)	(6)
Unamortized debt issuance expense		(117)	(108)
Total long-term debt		11,816	9,981
Less amount due within one year		1,025	617
Long-term debt excluding amount due within one year		10,791	9,364	41.7%	39.5%
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 20,000,000 shares
Outstanding — 9,261,500 shares		398	398
Paid-in capital		10,962	10,322
Retained earnings		3,756	3,612
Accumulated other comprehensive loss		(51)	(9)
Total common stockholder's equity		15,065	14,323	58.3	60.5
Total Capitalization		$25,856	$23,687	100.0%	100.0%
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2019, 2018, and 2017
Georgia Power Company 2019 Annual Report

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2016	9	$398	$6,885	$4,086	$(13)	$11,356
Net income after dividends on preferred and preference stock	—	—	—	1,414	—	1,414
Capital contributions from parent company	—	—	443	—	—	443
Other comprehensive income	—	—	—	—	3	3
Cash dividends on common stock	—	—	—	(1,281)	—	(1,281)
Other	—	—	—	(4)	—	(4)
Balance at December 31, 2017	9	398	7,328	4,215	(10)	11,931
Net income after dividends on preferred and preference stock	—	—	—	793	—	793
Capital contributions from parent company	—	—	2,994	—	—	2,994
Other comprehensive income	—	—	—	—	3	3
Cash dividends on common stock	—	—	—	(1,396)	—	(1,396)
Other	—	—	—	—	(2)	(2)
Balance at December 31, 2018	9	398	10,322	3,612	(9)	14,323
Net income after dividends on preferred and preference stock	—	—	—	1,720	—	1,720
Capital contributions from parent company	—	—	640	—	—	640
Other comprehensive income (loss)	—	—	—	—	(42)	(42)
Cash dividends on common stock	—	—	—	(1,576)	—	(1,576)
Balance at December 31, 2019	9	$398	$10,962	$3,756	$(51)	$15,065
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Mississippi Power Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets and statements of capitalization of Mississippi Power Company (Mississippi Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2019 and 2018, the related statements of operations, comprehensive income (loss), common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Mississippi Power as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
February 19, 2020
We have served as Mississippi Power's auditor since 2002.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2019, 2018, and 2017
Mississippi Power Company 2019 Annual Report

	2019	2018	2017
	(in millions)
Operating Revenues:
Retail revenues	$877	$889	$854
Wholesale revenues, non-affiliates	237	263	259
Wholesale revenues, affiliates	132	91	56
Other revenues	18	22	18
Total operating revenues	1,264	1,265	1,187
Operating Expenses:
Fuel	407	405	395
Purchased power	20	41	25
Other operations and maintenance	283	313	291
Depreciation and amortization	192	169	161
Taxes other than income taxes	113	107	104
Estimated loss on Kemper IGCC	24	37	3,362
Total operating expenses	1,039	1,072	4,338
Operating Income (Loss)	225	193	(3,151)
Other Income and (Expense):
Allowance for equity funds used during construction	1	—	72
Interest expense, net of amounts capitalized	(69)	(76)	(42)
Other income (expense), net	12	17	1
Total other income and (expense)	(56)	(59)	31
Earnings (Loss) Before Income Taxes	169	134	(3,120)
Income taxes (benefit)	30	(102)	(532)
Net Income (Loss)	139	236	(2,588)
Dividends on Preferred Stock	—	1	2
Net Income (Loss) After Dividends on Preferred Stock	$139	$235	$(2,590)
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2019, 2018, and 2017
Mississippi Power Company 2019 Annual Report

	2019	2018	2017
	(in millions)
Net Income (Loss)	$139	$236	$(2,588)
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $-, $(1), and $(1), respectively	—	(1)	(1)
Reclassification adjustment for amounts included in net income, net of tax of $-, $-, and $1, respectively	1	1	1
Total other comprehensive income (loss)	1	—	—
Comprehensive Income (Loss)	$140	$236	$(2,588)
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2019, 2018, and 2017
Mississippi Power Company 2019 Annual Report

	2019	2018	2017
	(in millions)
Operating Activities:
Net income (loss)	$139	$236	$(2,588)
Adjustments to reconcile net income (loss) to net cash provided from operating activities —
Depreciation and amortization, total	197	177	198
Deferred income taxes	37	475	(727)
Allowance for equity funds used during construction	(1)	—	(72)
Pension and postretirement funding	(54)	—	—
Settlement of asset retirement obligations	(35)	(35)	(23)
Estimated loss on Kemper IGCC	15	33	3,179
Other, net	21	18	(8)
Changes in certain current assets and liabilities —
-Receivables	6	(19)	540
-Fossil fuel stock	(6)	(3)	24
-Prepaid income taxes	12	(12)	—
-Other current assets	(2)	(7)	(13)
-Accounts payable	3	15	(3)
-Accrued interest	—	(1)	(29)
-Accrued taxes	11	(46)	80
-Over recovered regulatory clause revenues	16	14	(51)
-Other current liabilities	(20)	(41)	(4)
Net cash provided from operating activities	339	804	503
Investing Activities:
Property additions	(202)	(188)	(429)
Construction payables	(1)	4	(47)
Payments pursuant to LTSAs	(23)	(29)	(10)
Other investing activities	(37)	(19)	(18)
Net cash used for investing activities	(263)	(232)	(504)
Financing Activities:
Decrease in notes payable, net	—	(4)	(18)
Proceeds —
Capital contributions from parent company	51	15	1,002
Senior notes	—	600	—
Long-term debt issuance to parent company	—	—	40
Short-term borrowings	—	300	109
Pollution control revenue bonds	43	—	—
Redemptions —
Preferred stock	—	(33)	—
Pollution control revenue bonds	—	(43)	—
Short-term borrowings	—	(300)	(109)
Long-term debt to parent company	—	—	(591)
Capital leases	—	—	(71)
Senior notes	(25)	(155)	(35)
Other long-term debt	—	(900)	(300)
Return of capital to parent company	(150)	—	—
Other financing activities	(2)	(7)	(2)
Net cash provided from (used for) financing activities	(83)	(527)	25
Net Change in Cash, Cash Equivalents, and Restricted Cash	(7)	45	24
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	293	248	224
Cash, Cash Equivalents, and Restricted Cash at End of Year	$286	$293	$248
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $(1), $-, and $29 capitalized, respectively)	$71	$80	$65
Income taxes (net of refunds)	(27)	(525)	(424)
Noncash transactions — Accrued property additions at year-end	35	35	32
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

BALANCE SHEETS
At December 31, 2019 and 2018
Mississippi Power Company 2019 Annual Report

Assets	2019	2018
	(in millions)
Current Assets:
Cash and cash equivalents	$286	$293
Receivables —
Customer accounts receivable	35	34
Unbilled revenues	39	41
Affiliated	27	21
Other accounts and notes receivable	26	31
Fossil fuel stock	26	20
Materials and supplies	61	53
Other regulatory assets	99	116
Prepaid income taxes	—	12
Other current assets	10	7
Total current assets	609	628
Property, Plant, and Equipment:
In service	4,857	4,900
Less: Accumulated provision for depreciation	1,463	1,429
Plant in service, net of depreciation	3,394	3,471
Construction work in progress	126	103
Total property, plant, and equipment	3,520	3,574
Other Property and Investments	131	24
Deferred Charges and Other Assets:
Deferred charges related to income taxes	32	33
Regulatory assets – asset retirement obligations	210	143
Other regulatory assets, deferred	360	331
Accumulated deferred income taxes	139	150
Other deferred charges and assets	34	3
Total deferred charges and other assets	775	660
Total Assets	$5,035	$4,886
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

BALANCE SHEETS
At December 31, 2019 and 2018
Mississippi Power Company 2019 Annual Report

Liabilities and Stockholder's Equity	2019	2018
	(in millions)
Current Liabilities:
Securities due within one year	$281	$40
Accounts payable —
Affiliated	76	60
Other	75	90
Accrued taxes	105	95
Accrued interest	15	15
Accrued compensation	35	38
Accrued plant closure costs	15	29
Asset retirement obligations	33	34
Other regulatory liabilities	21	12
Over recovered regulatory clause liabilities	29	14
Other current liabilities	49	28
Total current liabilities	734	455
Long-Term Debt (See accompanying statements)	1,308	1,539
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	424	378
Deferred credits related to income taxes	352	382
Employee benefit obligations	99	115
Asset retirement obligations, deferred	157	126
Other cost of removal obligations	189	185
Other regulatory liabilities, deferred	76	81
Other deferred credits and liabilities	44	16
Total deferred credits and other liabilities	1,341	1,283
Total Liabilities	3,383	3,277
Common Stockholder's Equity (See accompanying statements)	1,652	1,609
Total Liabilities and Stockholder's Equity	$5,035	$4,886
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF CAPITALIZATION
At December 31, 2019 and 2018
Mississippi Power Company 2019 Annual Report

	Weighted Average Interest Rate at December 31, 2019	2019	2018	2019	2018
		(in millions)		(percent of total)
Long-Term Debt:
Long-term notes payable —
Due 2028-2042	4.16%	$950	$950
Adjustable rate due 2020	2.59%	275	300
Total long-term notes payable		1,225	1,250
Other long-term debt —
Pollution control revenue bonds —
Due 2028	3.20%	43	—
Variable rate due 2020	1.80%	7	40
Variable rate due 2025-2028	1.80%	33	—
Plant Daniel revenue bonds due 2021	7.13%	270	270
Total other long-term debt		353	310
Unamortized debt premium (discount), net		19	27
Unamortized debt issuance expense		(8)	(8)
Total long-term debt		1,589	1,579
Less amount due within one year		281	40
Long-term debt excluding amount due within one year		1,308	1,539	44.2%	48.9%
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 1,130,000 shares
Outstanding — 1,121,000 shares		38	38
Paid-in capital		4,449	4,546
Accumulated deficit		(2,832)	(2,971)
Accumulated other comprehensive loss		(3)	(4)
Total common stockholder's equity		1,652	1,609	55.8	51.1
Total Capitalization		$2,960	$3,148	100.0%	100.0%
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2019, 2018, and 2017
Mississippi Power Company 2019 Annual Report

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2016	1	$38	$3,525	$(616)	$(4)	$2,943
Net loss after dividends on preferred stock	—	—	—	(2,590)	—	(2,590)
Capital contributions from parent company	—	—	1,004	—	—	1,004
Other	—	—	—	1	—	1
Balance at December 31, 2017	1	38	4,529	(3,205)	(4)	1,358
Net income after dividends on preferred stock	—	—	—	235	—	235
Capital contributions from parent company	—	—	17	—	—	17
Other	—	—	—	(1)	—	(1)
Balance at December 31, 2018	1	38	4,546	(2,971)	(4)	1,609
Net income after dividends on preferred stock	—	—	—	139	—	139
Return of capital to parent company	—	—	(150)	—	—	(150)
Capital contributions from parent company	—	—	53	—	—	53
Other comprehensive income	—	—	—	—	1	1
Balance at December 31, 2019	1	$38	$4,449	$(2,832)	$(3)	$1,652
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Southern Power Company and Subsidiary Companies
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southern Power Company and subsidiary companies (Southern Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Southern Power as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
February 19, 2020
We have served as Southern Power's auditor since 2002.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2019, 2018, and 2017
Southern Power Company and Subsidiary Companies 2019 Annual Report

	2019	2018	2017
	(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$1,528	$1,757	$1,671
Wholesale revenues, affiliates	398	435	392
Other revenues	12	13	12
Total operating revenues	1,938	2,205	2,075
Operating Expenses:
Fuel	577	699	621
Purchased power	108	176	149
Other operations and maintenance	359	395	386
Depreciation and amortization	479	493	503
Taxes other than income taxes	40	46	48
Asset impairment	3	156	—
Gain on dispositions, net	(23)	(2)	—
Total operating expenses	1,543	1,963	1,707
Operating Income	395	242	368
Other Income and (Expense):
Interest expense, net of amounts capitalized	(169)	(183)	(191)
Other income (expense), net	47	23	1
Total other income and (expense)	(122)	(160)	(190)
Earnings Before Income Taxes	273	82	178
Income taxes (benefit)	(56)	(164)	(939)
Net Income	329	246	1,117
Net income (loss) attributable to noncontrolling interests	(10)	59	46
Net Income Attributable to Southern Power	$339	$187	$1,071
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2019, 2018, and 2017
Southern Power Company and Subsidiary Companies 2019 Annual Report

	2019	2018	2017
	(in millions)
Net Income	$329	$246	$1,117
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(22), $(17), and $39, respectively	(66)	(51)	63
Reclassification adjustment for amounts included in net income, net of tax of $14, $19, and $(46), respectively	41	58	(73)
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $(6), $2, and $-, respectively	(17)	5	—
Reclassification adjustment for amounts included in net income, net of tax of $-, $-, and $-, respectively	—	2	—
Total other comprehensive income (loss)	(42)	14	(10)
Comprehensive income (loss) attributable to noncontrolling interests	(10)	59	46
Comprehensive Income Attributable to Southern Power	$297	$201	$1,061
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2019, 2018, and 2017
Southern Power Company and Subsidiary Companies 2019 Annual Report

	2019	2018	2017
	(in millions)
Operating Activities:
Net income	$329	$246	$1,117
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	505	524	536
Deferred income taxes	(74)	(244)	(263)
Utilization of federal investment tax credits	734	5	—
Amortization of investment tax credits	(151)	(58)	(57)
Accrued income taxes, non-current	—	(14)	14
Income taxes receivable, non-current	25	42	(61)
Pension and postretirement funding	(24)	—	—
Asset impairment	3	156	—
Other, net	(33)	7	(13)
Changes in certain current assets and liabilities —
-Receivables	72	(20)	(60)
-Prepaid income taxes	39	25	24
-Other current assets	(8)	(26)	(28)
-Accrued taxes	6	7	(55)
-Other current liabilities	(38)	(19)	1
Net cash provided from operating activities	1,385	631	1,155
Investing Activities:
Business acquisitions. net of cash acquired	(50)	(65)	(1,016)
Property additions	(489)	(315)	(268)
Change in construction payables	7	(6)	(153)
Investment in unconsolidated subsidiaries	(116)	—	—
Proceeds from dispositions and asset sales	572	203	—
Payments pursuant to LTSAs and for equipment not yet received	(104)	(75)	(203)
Other investing activities	13	31	15
Net cash used for investing activities	(167)	(227)	(1,625)
Financing Activities:
Increase (decrease) in notes payable, net	449	(105)	(104)
Proceeds —
Short-term borrowings	100	200	—
Capital contributions from parent company	64	2	—
Senior notes	—	—	525
Other long-term debt	—	—	43
Redemptions —
Senior notes	(600)	(350)	(500)
Other long-term debt	—	(420)	(18)
Short-term borrowings	(100)	(100)	—
Return of capital to parent company	(755)	(1,650)	—
Distributions to noncontrolling interests	(256)	(153)	(119)
Capital contributions from noncontrolling interests	196	2,551	80
Purchase of membership interests from noncontrolling interests	—	—	(59)
Payment of common stock dividends	(206)	(312)	(317)
Other financing activities	(12)	(26)	(33)
Net cash used for financing activities	(1,120)	(363)	(502)
Net Change in Cash, Cash Equivalents, and Restricted Cash	98	41	(972)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	181	140	1,112
Cash, Cash Equivalents, and Restricted Cash at End of Year	$279	$181	$140
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $15, $17, and $11 capitalized, respectively)	$167	$173	$189
Income taxes (net of refunds and investment tax credits)	(664)	79	(487)
Noncash transactions — Accrued property additions at year-end	57	31	32
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED BALANCE SHEETS
At December 31, 2019 and 2018
Southern Power Company and Subsidiary Companies 2019 Annual Report

Assets	2019	2018
	(in millions)
Current Assets:
Cash and cash equivalents	$279	$181
Receivables —
Customer accounts receivable	107	111
Affiliated	30	55
Other	73	116
Materials and supplies	191	220
Prepaid income taxes	36	25
Other current assets	43	37
Total current assets	759	745
Property, Plant, and Equipment:
In service	13,270	13,271
Less: Accumulated provision for depreciation	2,464	2,171
Plant in service, net of depreciation	10,806	11,100
Construction work in progress	515	430
Total property, plant, and equipment	11,321	11,530
Other Property and Investments:
Intangible assets, net of amortization of $69 and $61 at December 31, 2019 and December 31, 2018, respectively	322	345
Equity investments in unconsolidated subsidiaries	28	—
Total other property and investments	350	345
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	369	—
Prepaid LTSAs	128	98
Accumulated deferred income taxes	551	1,186
Income taxes receivable, non-current	5	30
Assets held for sale	601	576
Other deferred charges and assets	216	373
Total deferred charges and other assets	1,870	2,263
Total Assets	$14,300	$14,883
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED BALANCE SHEETS
At December 31, 2019 and 2018
Southern Power Company and Subsidiary Companies 2019 Annual Report

Liabilities and Stockholders' Equity	2019	2018
	(in millions)
Current Liabilities:
Securities due within one year	$824	$599
Notes payable	549	100
Accounts payable —
Affiliated	56	92
Other	85	77
Accrued taxes	26	6
Accrued interest	32	36
Other current liabilities	132	121
Total current liabilities	1,704	1,031
Long-Term Debt:
Senior notes —
2.375% due 2020	—	300
2.50% due 2021	300	300
1.00% due 2022	674	687
2.75% due 2023	290	290
Weighted average interest rate 4.12% at 12/31/19 due 2025-2046	2,337	2,348
Other long-term debt —
Variable rate (3.34% at 12/31/18) due 2020	—	525
Unamortized debt premium (discount), net	(8)	(9)
Unamortized debt issuance expense	(19)	(23)
Total long-term debt	3,574	4,418
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	115	105
Accumulated deferred ITCs	1,731	1,832
Operating lease obligations	376	—
Other deferred credits and liabilities	178	213
Total deferred credits and other liabilities	2,400	2,150
Total Liabilities	7,678	7,599
Common Stockholder's Equity:
Common stock, par value $0.01 per share —
Authorized — 1,000,000 shares
Outstanding — 1,000 shares	—	—
Paid-in capital	909	1,600
Retained earnings	1,485	1,352
Accumulated other comprehensive income (loss)	(26)	16
Total common stockholder's equity	2,368	2,968
Noncontrolling Interests	4,254	4,316
Total Stockholders' Equity	6,622	7,284
Total Liabilities and Stockholders' Equity	$14,300	$14,883
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2019, 2018, and 2017
Southern Power Company and Subsidiary Companies 2019 Annual Report

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity	Noncontrolling Interests(a)	Total
	(in millions)
Balance at December 31, 2016	—	$—	$3,671	$724	$35	$4,430	$1,245	$5,675
Net income attributable to Southern Power	—	—	—	1,071	—	1,071	—	1,071
Capital contributions to parent company, net	—	—	(2)	—	—	(2)	—	(2)
Other comprehensive income (loss)	—	—	—	—	(10)	(10)	—	(10)
Cash dividends on common stock	—	—	—	(317)	—	(317)	—	(317)
Other comprehensive income transfer from SCS(b)	—	—	—	—	(27)	(27)	—	(27)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	79	79
Distributions to noncontrolling interests	—	—	—	—	—	—	(122)	(122)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	44	44
Reclassification from redeemable noncontrolling interests	—	—	—	—	—	—	114	114
Other	—	—	(7)	—	—	(7)	—	(7)
Balance at December 31, 2017	—	—	3,662	1,478	(2)	5,138	1,360	6,498
Net income attributable to Southern Power	—	—	—	187	—	187	—	187
Return of capital to parent company	—	—	(1,650)	—	—	(1,650)	—	(1,650)
Capital contributions from parent company	—	—	2	—	—	2	—	2
Other comprehensive income	—	—	—	—	14	14	—	14
Cash dividends on common stock	—	—	—	(312)	—	(312)	—	(312)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	1,372	1,372
Distributions to noncontrolling interests	—	—	—	—	—	—	(164)	(164)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	59	59
Sale of noncontrolling interests(c)	—	—	(417)	—	—	(417)	1,690	1,273
Other	—	—	3	(1)	4	6	(1)	5
Balance at December 31, 2018	—	—	1,600	1,352	16	2,968	4,316	7,284
Net income attributable to Southern Power	—	—	—	339	—	339	—	339
Return of capital to parent company	—	—	(755)	—	—	(755)	—	(755)
Capital contributions from parent company	—	—	64	—	—	64	—	64
Other comprehensive income (loss)	—	—	—	—	(42)	(42)	—	(42)
Cash dividends on common stock	—	—	—	(206)	—	(206)	—	(206)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	276	276
Distributions to noncontrolling interests	—	—	—	—	—	—	(327)	(327)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Other	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2019	—	$—	$909	$1,485	$(26)	$2,368	$4,254	$6,622

(a)	Excludes redeemable noncontrolling interests. See Note 7 to the financial statements under "Noncontrolling Interests" for additional information.

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

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Southern Company Gas and Subsidiary Companies
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Southern Company Gas and subsidiary companies (Southern Company Gas) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Southern Company Gas as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We did not audit the financial statements of Southern Natural Gas Company, L.L.C. (SNG), Southern Company Gas' investment which is accounted for by the use of the equity method. The accompanying consolidated financial statements of Southern Company Gas include its equity investment in SNG of $1,137 million and $1,261 million as of December 31, 2019 and December 31, 2018, respectively, and its earnings from its equity method investment in SNG of $141 million, $131 million, and $88 million for the years ended December 31, 2019, 2018, and 2017, respectively. Those statements were audited by other auditors whose reports (which express unqualified opinions on SNG's financial statements and contain an emphasis of matter paragraph calling attention to SNG's significant transactions with related parties) have been furnished to us, and our opinion, insofar as it relates to the amounts included for SNG, is based solely on the reports of the other auditors.
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
February 19, 2020
We have served as Southern Company Gas' auditor since 2016.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
Southern Company Gas and Subsidiary Companies 2019 Annual Report

	2019	2018	2017
	(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $117, $114, and $100 for the periods presented, respectively)	$3,793	$3,874	$3,787
Alternative revenue programs	(1)	(20)	4
Other revenues	—	55	129
Total operating revenues	3,792	3,909	3,920
Operating Expenses:
Cost of natural gas	1,319	1,539	1,601
Cost of other sales	—	12	29
Other operations and maintenance	888	981	945
Depreciation and amortization	487	500	501
Taxes other than income taxes	213	211	184
Impairment charges	115	42	—
(Gain) loss on dispositions, net	—	(291)	—
Total operating expenses	3,022	2,994	3,260
Operating Income	770	915	660
Other Income and (Expense):
Earnings from equity method investments	157	148	106
Interest expense, net of amounts capitalized	(232)	(228)	(200)
Other income (expense), net	20	1	44
Total other income and (expense)	(55)	(79)	(50)
Earnings Before Income Taxes	715	836	610
Income taxes	130	464	367
Net Income	$585	$372	$243
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Southern Company Gas and Subsidiary Companies 2019 Annual Report

	2019	2018	2017
	(in millions)
Net Income	$585	$372	$243
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(2), $2, and $(3), respectively	(5)	5	(5)
Reclassification adjustment for amounts included in net income, net of tax of $-, $(1), and $-, respectively	2	(1)	1
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $(14), $-, and $-, respectively	(16)	—	(1)
Reclassification adjustment for amounts included in net income, net of tax of $-, $3, and $-, respectively	—	(2)	—
Total other comprehensive income (loss)	(19)	2	(5)
Comprehensive Income	$566	$374	$238
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Southern Company Gas and Subsidiary Companies 2019 Annual Report

	2019	2018	2017
	(in millions)
Operating Activities:
Net income	$585	$372	$243
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	487	500	501
Deferred income taxes	213	(1)	236
Pension and postretirement funding	(145)	—	—
Impairment charges	115	42	—
(Gain) loss on dispositions, net	—	(291)	—
Mark-to-market adjustments	(56)	(19)	(24)
Other, net	(55)	(24)	(51)
Changes in certain current assets and liabilities —
-Receivables	467	(218)	(94)
-Natural gas for sale	44	49	36
-Prepaid income taxes	40	(42)	(39)
-Other current assets	31	4	(24)
-Accounts payable	(520)	372	(20)
-Accrued taxes	(69)	10	110
-Accrued compensation	1	32	15
-Other current liabilities	(71)	(22)	(8)
Net cash provided from operating activities	1,067	764	881
Investing Activities:
Property additions	(1,408)	(1,388)	(1,514)
Cost of removal, net of salvage	(82)	(96)	(66)
Change in construction payables, net	24	(37)	72
Investments in unconsolidated subsidiaries	(31)	(110)	(145)
Returned investment in unconsolidated subsidiaries	67	20	80
Proceeds from dispositions and asset sales	32	2,609	—
Other investing activities	12	—	5
Net cash provided from (used for) investing activities	(1,386)	998	(1,568)
Financing Activities:
Increase (decrease) in notes payable, net	—	(868)	262
Proceeds —
First mortgage bonds	300	300	400
Capital contributions from parent company	821	24	103
Senior notes	—	—	450
Redemptions and repurchases —
Gas facility revenue bonds	—	(200)	—
Medium-term notes	—	—	(22)
First mortgage bonds	(50)	—	—
Senior notes	(300)	(155)	—
Return of capital to parent company	—	(400)	—
Payment of common stock dividends	(471)	(468)	(443)
Other financing activities	(2)	(3)	(9)
Net cash provided from (used for) financing activities	298	(1,770)	741
Net Change in Cash, Cash Equivalents, and Restricted Cash	(21)	(8)	54
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	70	78	24
Cash, Cash Equivalents, and Restricted Cash at End of Year	$49	$70	$78
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $6, $7, and $11 capitalized, respectively)	$251	$249	$223
Income taxes (net of refunds)	(41)	524	72
Noncash transactions — Accrued property additions at year-end	122	97	135
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED BALANCE SHEETS
At December 31, 2019 and 2018
Southern Company Gas and Subsidiary Companies 2019 Annual Report

Assets	2019	2018
	(in millions)
Current Assets:
Cash and cash equivalents	$46	$64
Receivables —
Energy marketing receivable	428	801
Customer accounts receivable	323	370
Unbilled revenues	183	213
Affiliated	5	11
Other accounts and notes receivable	114	142
Accumulated provision for uncollectible accounts	(18)	(30)
Natural gas for sale	479	524
Prepaid expenses	65	118
Assets from risk management activities, net of collateral	177	219
Other regulatory assets	92	73
Assets held for sale	171	—
Other current assets	41	50
Total current assets	2,106	2,555
Property, Plant, and Equipment:
In service	16,344	15,177
Less: Accumulated depreciation	4,650	4,400
Plant in service, net of depreciation	11,694	10,777
Construction work in progress	613	580
Total property, plant, and equipment	12,307	11,357
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,251	1,538
Other intangible assets, net of amortization of $176 and $145 at December 31, 2019 and December 31, 2018, respectively	70	101
Miscellaneous property and investments	20	20
Total other property and investments	6,356	6,674
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	93	—
Other regulatory assets, deferred	618	669
Other deferred charges and assets	207	193
Total deferred charges and other assets	918	862
Total Assets	$21,687	$21,448
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED BALANCE SHEETS
At December 31, 2019 and 2018
Southern Company Gas and Subsidiary Companies 2019 Annual Report

Liabilities and Stockholder's Equity	2019	2018
	(in millions)
Current Liabilities:
Securities due within one year	$—	$357
Notes payable	650	650
Energy marketing trade payables	442	856
Accounts payable —
Affiliated	41	45
Other	315	402
Customer deposits	96	133
Accrued taxes —
Accrued income taxes	—	66
Other accrued taxes	71	75
Accrued interest	52	55
Accrued compensation	100	100
Liabilities from risk management activities, net of collateral	21	76
Other regulatory liabilities	94	79
Other current liabilities	128	130
Total current liabilities	2,010	3,024
Long-term Debt (See accompanying statements)	5,845	5,583
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,219	1,016
Deferred credits related to income taxes	874	940
Employee benefit obligations	265	357
Operating lease obligations	78	—
Other cost of removal obligations	1,606	1,585
Accrued environmental remediation	233	268
Other deferred credits and liabilities	51	105
Total deferred credits and other liabilities	4,326	4,271
Total Liabilities	12,181	12,878
Common Stockholder's Equity (See accompanying statements)	9,506	8,570
Total Liabilities and Stockholder's Equity	$21,687	$21,448
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED STATEMENTS OF CAPITALIZATION
At December 31, 2019 and 2018
Southern Company Gas and Subsidiary Companies 2019 Annual Report

	Weighted Average Interest Rate at December 31, 2019	2019	2018	2019	2018
		(in millions)		(percent of total)
Long-Term Debt:
Long-term notes payable —
Maturity
2019	—	$—	$300
2021	4.01%	330	330
2022	8.63%	46	46
2023	2.45%	350	350
2025-2047	4.68%	3,134	3,134
Total long-term notes payable		3,860	4,160
Other long-term debt —
First mortgage bonds —
Maturity
2019	—	—	50
2023	5.80%	50	50
2026-2059	3.94%	1,525	1,225
Total other long-term debt		1,575	1,325
Unamortized fair value adjustment of long-term debt		430	474
Unamortized debt discount		(20)	(19)
Total long-term debt		5,845	5,940
Less amount due within one year		—	357
Long-term debt excluding amount due within one year		5,845	5,583	38.1%	39.4%
Common Stockholder's Equity:
Common stock — par value $0.01 per share
Authorized — 100 million shares
Outstanding — 100 shares
Paid-in capital		9,697	8,856
Accumulated deficit		(198)	(312)
Accumulated other comprehensive income		7	26
Total common stockholder's equity		9,506	8,570	61.9	60.6
Total Capitalization		$15,351	$14,153	100.0%	100.0%

The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
Southern Company Gas and Subsidiary Companies 2019 Annual Report

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2016	—	$—	$9,095	$(12)	$26	$9,109
Net income	—	—	—	243	—	243
Capital contributions from parent company	—	—	117	—	—	117
Other comprehensive income (loss)	—	—	—	—	(5)	(5)
Cash dividends on common stock	—	—	—	(443)	—	(443)
Other	—	—	2	—	(1)	1
Balance at December 31, 2017	—	—	9,214	(212)	20	9,022
Net income	—	—	—	372	—	372
Return of capital to parent company	—	—	(400)	—	—	(400)
Capital contributions from parent company	—	—	42	—	—	42
Other comprehensive income	—	—	—	—	2	2
Cash dividends on common stock	—	—	—	(468)	—	(468)
Other	—	—	—	(4)	4	—
Balance at December 31, 2018	—	—	8,856	(312)	26	8,570
Net income	—	—	—	585	—	585
Capital contributions from parent company	—	—	841	—	—	841
Other comprehensive income (loss)	—	—	—	—	(19)	(19)
Cash dividends on common stock	—	—	—	(471)	—	(471)
Balance at December 31, 2019	—	$—	$9,697	$(198)	$7	$9,506

The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS
Southern Company and Subsidiary Companies 2019 Annual Report

Notes to the Financial Statements
for
The Southern Company and Subsidiary Companies
Alabama Power Company
Georgia Power Company
Mississippi Power Company
Southern Power Company and Subsidiary Companies
Southern Company Gas and Subsidiary Companies

Index to Applicable Notes to Financial Statements by Registrant
The following notes to the financial statements are a combined presentation; however, information contained herein relating to any individual Registrant is filed by such Registrant on its own behalf and each Registrant makes no representation as to information related to the other Registrants. The list below indicates the Registrants to which each note applies.

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
Southern Company and Subsidiary Companies 2019 Annual Report

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
Southern Company is the parent company of three traditional electric operating companies, as well as Southern Power, Southern Company Gas, SCS, Southern Linc, Southern Holdings, Southern Nuclear, PowerSecure, and other direct and indirect subsidiaries. The traditional electric operating companies – Alabama Power, Georgia Power, and Mississippi Power – are vertically integrated utilities providing electric service in three Southeastern states. On January 1, 2019, Southern Company completed the sale of Gulf Power (another traditional electric operating company through December 31, 2018) to NextEra Energy. Southern Power develops, constructs, acquires, owns, and manages power generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. Southern Company Gas distributes natural gas through natural gas distribution utilities, including Nicor Gas (Illinois), Atlanta Gas Light (Georgia), Virginia Natural Gas, and Chattanooga Gas (Tennessee). In 2018, Southern Company Gas sold its other natural gas utilities – Elizabethtown Gas (New Jersey), Florida City Gas, and Elkton Gas (Maryland). Southern Company Gas is also involved in several other complementary businesses including gas pipeline investments, wholesale gas services, and gas marketing services. SCS, the system service company, provides, at cost, specialized services to Southern Company and its subsidiary companies. Southern Linc provides digital wireless communications for use by Southern Company and its subsidiary companies and also markets these services to the public and provides fiber optics services within the Southeast. Southern Holdings is an intermediate holding company subsidiary, primarily for Southern Company's leveraged lease and other investments. Southern Nuclear operates and provides services to the Southern Company system's nuclear power plants, including Alabama Power's Plant Farley and Georgia Power's Plant Hatch and Plant Vogtle Units 1 and 2, and is currently managing construction of and developing Plant Vogtle Units 3 and 4, which are co-owned by Georgia Power. PowerSecure provides energy solutions to electric utilities and their customers in the areas of distributed generation, energy storage and renewables, and energy efficiency. See Note 15 for information regarding disposition activities at Southern Power and Southern Company Gas, as well as additional information regarding Southern Company's sale of Gulf Power.
The Registrants' financial statements reflect investments in subsidiaries on a consolidated basis. Intercompany transactions have been eliminated in consolidation. The equity method is used for investments in entities in which a Registrant has significant influence but does not have control and for VIEs where a Registrant has an equity investment but is not the primary beneficiary. Southern Power has partial ownership in certain legal entities for which the contractual provisions represent profit-sharing arrangements because the allocations of cash distributions and tax benefits are not based on fixed ownership percentages. For these arrangements, the noncontrolling interest is accounted for under a balance sheet approach utilizing the HLBV method. The HLBV method calculates each partner's share of income based on the change in net equity the partner can legally claim in a HLBV at the end of the period compared to the beginning of the period. See "Variable Interest Entities" herein and Note 7 for additional information.
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
The preparation of financial statements in conformity with GAAP requires the use of estimates, and the actual results may differ from those estimates. Certain prior years' data presented in the financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Registrants' results of operations, financial position, or cash flows. In addition, during 2018, Southern Company Gas recast its reportable segments. See Note 16 under "Southern Company Gas" for additional information.
At December 31, 2019 and 2018, Southern Company and Southern Power each had assets and liabilities held for sale on their balance sheets. At December 31, 2019, Southern Company Gas had assets and liabilities held for sale on its balance sheet. Unless otherwise noted, the disclosures herein related to specific asset and liability balances at December 31, 2019 and 2018 exclude assets and liabilities held for sale. See Note 15 under "Assets Held for Sale" for additional information including major classes of assets and liabilities classified as held for sale by Southern Company, Southern Power, and Southern Company Gas.
Recently Adopted Accounting Standards
See Note 4 for information on the Registrants' adoption of ASC 606, Revenue from Contracts with Customers (ASC 606) effective January 1, 2018.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

In 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires lessees to recognize on the balance sheet a lease liability and a right-of-use asset for all leases. ASU 2016-02 also changes the recognition, measurement, and presentation of expense associated with leases and provides clarification regarding the identification of certain components of contracts that would represent a lease. The accounting required by lessors is relatively unchanged and there is no change to the accounting for existing leveraged leases. The Registrants adopted the new standard effective January 1, 2019. See Note 9 for additional information and related disclosures.
Affiliate Transactions
The traditional electric operating companies, Southern Power, and Southern Company Gas have agreements with SCS under which certain of the following services are rendered to them at direct or allocated cost: general executive and advisory, general and design engineering, operations, purchasing, accounting, finance, treasury, legal, tax, information technology, marketing, auditing, insurance and pension administration, human resources, systems and procedures, digital wireless communications, cellular tower space, and other services with respect to business and operations, construction management, and Southern Company power pool transactions. These costs are primarily included in other operations and maintenance expenses or capitalized to property, plant, and equipment. Costs for these services from SCS in 2019, 2018, and 2017 were as follows:

	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
2019	$527	$704	$118	$90	$183
2018	508	653	104	98	194
2017	479	625	140	218	63

(*)	Prior to December 2017, Southern Power had no employees but was billed for employee-related costs from SCS.
Alabama Power and Georgia Power also have agreements with Southern Nuclear under which Southern Nuclear renders the following nuclear-related services at cost: general executive and advisory services; general operations, management, and technical services; administrative services including procurement, accounting, employee relations, systems, and procedures services; strategic planning and budgeting services; other services with respect to business and operations; and, for Georgia Power, construction management. These costs are primarily included in other operations and maintenance expenses or capitalized to property, plant, and equipment. Costs for these services in 2019, 2018, and 2017 amounted to $256 million, $247 million, and $248 million, respectively, for Alabama Power and $760 million, $780 million, and $675 million, respectively, for Georgia Power. See Note 2 under "Georgia Power – Nuclear Construction" for additional information regarding Southern Nuclear's construction management of Plant Vogtle Units 3 and 4 for Georgia Power.
Cost allocation methodologies used by SCS and Southern Nuclear prior to the repeal of the Public Utility Holding Company Act of 1935, as amended, were approved by the SEC. Subsequently, additional cost allocation methodologies have been reported to the FERC and management believes they are reasonable. The FERC permits services to be rendered at cost by system service companies.
Alabama Power's and Georgia Power's power purchases from affiliates through the Southern Company power pool are included in purchased power, affiliates on their respective statements of income. Mississippi Power's and Southern Power's power purchases from affiliates through the Southern Company power pool are included in purchased power on their respective statements of income and were as follows:

	Mississippi Power	Southern Power
	(in millions)
2019	$3	$14
2018	15	41
2017	16	27

Georgia Power has entered into several PPAs with Southern Power for capacity and energy. Georgia Power's total expenses associated with these PPAs were $177 million, $216 million, and $235 million in 2019, 2018, and 2017, respectively. Southern Power's total revenues from all PPAs with Georgia Power, included in wholesale revenue affiliates on Southern Power's consolidated statements of income, were $174 million, $215 million, and $233 million for 2019, 2018, and 2017, respectively.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Included within these revenues were affiliate PPAs accounted for as operating leases, which totaled $116 million, $65 million, and $81 million for 2019, 2018, and 2017, respectively. See Note 9 for additional information.
SCS (as agent for Alabama Power, Georgia Power, and Southern Power) and Southern Company Gas have long-term interstate natural gas transportation agreements with SNG. The interstate transportation service provided to Alabama Power, Georgia Power, Southern Power, and Southern Company Gas by SNG pursuant to these agreements is governed by the terms and conditions of SNG's natural gas tariff and is subject to FERC regulation. See Note 7 under "Southern Company Gas – Equity Method Investments – SNG" for additional information. Transportation costs under these agreements in 2019, 2018, and 2017 were as follows:

	Alabama Power	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
2019	$17	$99	$28	$31
2018	8	101	25	32
2017	9	102	25	32
In November 2018, SNG purchased the natural gas lateral pipeline serving Plant McDonough Units 4 through 6 from Georgia Power at net book value, as approved by the Georgia PSC. In January 2020, SNG paid Georgia Power $142 million, which included $71 million contributed to SNG by Southern Company Gas for its proportionate share. During the interim period, Georgia Power received a discounted shipping rate to reflect the deferred consideration and SNG constructed an extension to the pipeline.
SCS, as agent for the traditional electric operating companies and Southern Power, has agreements with certain subsidiaries of Southern Company Gas to purchase natural gas. Natural gas purchases made under these agreements were immaterial for Alabama Power and Mississippi Power and as follows for Georgia Power and Southern Power in 2019, 2018, and 2017:

	Georgia Power	Southern Power
	(in millions)
2019	$4	$64
2018	21	119
2017	22	119

Alabama Power and Mississippi Power jointly own Plant Greene County. The companies have an agreement under which Alabama Power operates Plant Greene County and Mississippi Power reimburses Alabama Power for its proportionate share of non-fuel operations and maintenance expenses, which totaled $9 million, $8 million, and $9 million in 2019, 2018, and 2017, respectively. See Note 5 under "Joint Ownership Agreements" for additional information.
Alabama Power has an agreement with Gulf Power under which Alabama Power made transmission system upgrades to ensure firm delivery of energy under a non-affiliate PPA from a combined cycle plant located in Autauga County, Alabama. Under a related tariff, Alabama Power received $11 million in each of 2018 and 2017. See Note 15 under "Southern Company" for information regarding the sale of Gulf Power.
Alabama Power has agreements with PowerSecure for services related to utility infrastructure construction, distributed energy, and energy efficiency projects. Costs for these services amounted to approximately $7 million, $24 million, and $11 million in 2019, 2018, and 2017, respectively.
See Note 7 under "SEGCO" for information regarding Alabama Power's and Georgia Power's equity method investment in SEGCO and related affiliate purchased power costs, as well as Alabama Power's gas pipeline ownership agreement with SEGCO.
Georgia Power has a joint ownership agreement with Gulf Power under which Gulf Power owns a 25% portion of Plant Scherer Unit 3. Under this agreement, Georgia Power operates Plant Scherer Unit 3 and Gulf Power reimburses Georgia Power for its 25% proportionate share of the related non-fuel expenses, which were $8 million and $11 million in 2018 and 2017, respectively. See Note 5 under "Joint Ownership Agreements" and Note 15 under "Southern Company" for additional information.
Mississippi Power has an agreement with Gulf Power under which Gulf Power owns a portion of Plant Daniel. Mississippi Power operates Plant Daniel and Gulf Power reimburses Mississippi Power for its proportionate share of all associated non-fuel

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

operations and maintenance expenses, which totaled $31 million in each of 2018 and 2017. See Note 5 under "Joint Ownership Agreements" and Note 15 under "Southern Company" for additional information.
Southern Power has several agreements with SCS for transmission services. Transmission services purchased by Southern Power from SCS totaled $15 million, $12 million, and $13 million for 2019, 2018, and 2017, respectively, and were charged to other operations and maintenance expenses in Southern Power's consolidated statements of income. All charges were billed to Southern Power based on the Southern Company Open Access Transmission Tariff as filed with the FERC.
The traditional electric operating companies and Southern Power may jointly enter into various types of wholesale energy, natural gas, and certain other contracts, either directly or through SCS as agent. Each participating company may be jointly and severally liable for the obligations incurred under these agreements. See Note 14 under "Contingent Features" for additional information. Southern Power and the traditional electric operating companies generally settle amounts related to the above transactions on a monthly basis in the month following the performance of such services or the purchase or sale of electricity. See "Revenues – Southern Power" herein for additional information.
The traditional electric operating companies, Southern Power, and Southern Company Gas provide incidental services to and receive such services from other Southern Company subsidiaries which are generally minor in duration and amount. Except as described herein, the traditional electric operating companies, Southern Power, and Southern Company Gas neither provided nor received any material services to or from affiliates in any year presented.
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
Revenues
The Registrants generate revenues from a variety of sources which are accounted for under various revenue accounting guidance, including ASC 606, lease, derivative, and regulatory accounting. Other than the timing of recognition of guaranteed and fixed billing arrangements at Southern Company Gas, the adoption of ASC 606 in 2018 had no impact on the timing or amount of revenue recognized under previous guidance. See Note 4 for information regarding the Registrants' adoption of ASC 606 and related disclosures.
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
Southern Company and Subsidiary Companies 2019 Annual Report

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
Southern Company and Subsidiary Companies 2019 Annual Report

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

•
Revenue normalization mechanisms – mitigate the impact of conservation and declining customer usage and are contained in the tariffs for Virginia Natural Gas, Chattanooga Gas, Nicor Gas (effective November 1, 2019), and, prior to its sale, Elkton Gas; and

•
Revenue true-up adjustment – included within the provisions of the GRAM program in which Atlanta Gas Light participates as a short-term alternative to formal rate case filings, the revenue true-up feature provides for a monthly positive (or negative) adjustment to record revenue in the amount of any variance to budgeted revenues, which are submitted and approved annually as a requirement of GRAM. Such adjustments are reflected in customer billings in a subsequent program year.

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
Southern Company Gas recognizes revenues on 12-month utility-bill management contracts as the lesser of cumulative earned or cumulative billed amounts. Prior to the sale of Pivotal Home Solutions in 2018, revenues for warranty and repair contracts were recognized on a straight-line basis over the contract term while revenues for maintenance services were recognized at the time such services were performed. See Note 15 under "Southern Company Gas – Sale of Pivotal Home Solutions" for additional information.
Concentration of Revenue
Southern Company, Alabama Power, Georgia Power, Mississippi Power (with the exception of its cost-based MRA electric tariffs described below), and Southern Company Gas each have a diversified base of customers and no single customer or industry comprises 10% or more of each company's revenues.
Mississippi Power serves long-term contracts with rural electric cooperative associations and municipalities located in southeastern Mississippi under cost-based MRA electric tariffs, which are subject to regulation by the FERC. The contracts with these wholesale customers represented 15.7% of Mississippi Power's total operating revenues in 2019 and are generally subject to 10-year rolling cancellation notices. Historically, these wholesale customers have acted as a group and any changes in contractual relationships for one customer are likely to be followed by the other wholesale customers.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Significant portions of Southern Power's revenues have been derived from certain customers pursuant to PPAs. The following table shows the percentage of total revenues for Southern Power's top three customers for each of the years presented:

	2019	2018	2017
Georgia Power	9.0%	9.8%	11.3%
Duke Energy Corporation	N/A	6.8%	6.7%
Southern California Edison	6.8%	6.2%	N/A
Morgan Stanley Capital Group	4.9%	N/A	4.5%

On January 29, 2019, Pacific Gas & Electric Company (PG&E) filed petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Southern Power, together with its noncontrolling partners, owns four solar facilities where PG&E is the energy off-taker for approximately 207 MWs of capacity under long-term PPAs. PG&E is also the transmission provider for these four facilities and two of Southern Power's other solar facilities. At December 31, 2019, Southern Power had outstanding accounts receivables due from PG&E of $2 million related to the PPAs and $33 million related to the transmission interconnections (of which $27 million is classified in receivables – other and $6 million is classified in other deferred charges and assets). Subsequent to December 31, 2019, Southern Power received $15 million in accordance with a November 2019 bankruptcy court order granting payment of transmission interconnections for amounts due and owing. Southern Power continues to evaluate the recoverability of its investments in these solar facilities under various scenarios, including selling the related energy into the competitive markets, and has concluded that these solar facilities are not impaired. PG&E has continued to perform under the terms of the PPAs. Southern Power does not expect a material impact to its financial statements if, as a result of the bankruptcy proceedings, PG&E does not perform in accordance with the PPAs or the terms of the PPAs are renegotiated; however, the ultimate outcome of this matter cannot be determined at this time.
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
Income Taxes
The Registrants use the liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. In accordance with regulatory requirements, deferred federal ITCs for the traditional electric operating companies are deferred and amortized over the average life of the related property, with such amortization normally applied as a credit to reduce depreciation and amortization in the statements of income. Southern Power's and the natural gas distribution utilities' deferred federal ITCs, as well as certain state ITCs for Nicor Gas, are deferred and amortized to income tax expense over the life of the respective asset.
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
Southern Company and Subsidiary Companies 2019 Annual Report

recognize the tax benefit of this basis difference as a reduction to income tax expense in the year in which the plant reaches commercial operation. State ITCs are recognized as an income tax benefit in the period in which the credits are generated. In addition, certain projects are eligible for federal and state PTCs, which are recognized as an income tax benefit based on KWH production.
Federal ITCs and PTCs, as well as state ITCs and other state tax credits available to reduce income taxes payable, were not fully utilized in 2019 and will be carried forward and utilized in future years. In addition, Southern Company is expected to have various state net operating loss (NOL) carryforwards for certain of its subsidiaries, which would result in income tax benefits in the future, if utilized. See Note 10 under "Current and Deferred Income Taxes – Tax Credit Carryforwards" and " – Net Operating Loss Carryforwards" for additional information.
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
Southern Company Gas is taxed on its gas revenues by various governmental authorities, but is allowed to recover these taxes from its customers. Revenue taxes imposed on the natural gas distribution utilities are recorded at the amount charged to customers, which may include a small administrative fee, as operating revenues, and the related taxes imposed on Southern Company Gas are recorded as operating expenses on the statements of income. Revenue taxes included in operating expenses were $114 million, $111 million, and $98 million in 2019, 2018, and 2017, respectively.
Allowance for Funds Used During Construction and Interest Capitalized
The traditional electric operating companies and the natural gas distribution utilities, with the exception of Elizabethtown Gas and Elkton Gas prior to their sales, record AFUDC, which represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new regulated facilities. While cash is not realized currently, AFUDC increases the revenue requirement and is recovered over the service life of the asset through a higher rate base and higher depreciation. The equity component of AFUDC is not taxable.
Interest related to financing the construction of new facilities at Southern Power and new facilities not included in the traditional electric operating companies' and Southern Company Gas' regulated rates is capitalized in accordance with standard interest capitalization requirements.
Total AFUDC and interest capitalized for the Registrants in 2019, 2018, and 2017 was as follows:

	Southern Company	Alabama Power	Georgia Power(*)	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2019	$202	$71	$103	$—	$15	$13
2018	210	84	94	—	17	14
2017	249	54	63	72	11	19

(*)	See Note 2 under "Georgia Power – Nuclear Construction" for information on the inclusion of a portion of construction costs related to Plant Vogtle Units 3 and 4 in Georgia Power's rate base.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

The average AFUDC composite rates for 2019, 2018, and 2017 for the traditional electric operating companies and the natural gas distribution utilities were as follows:

	2019	2018	2017
Alabama Power	8.4%	8.3%	8.3%
Georgia Power(*)	6.9%	7.3%	5.6%
Mississippi Power	7.3%	3.3%	6.7%
Southern Company Gas:
Atlanta Gas Light	7.8%	7.9%	8.1%
Chattanooga Gas	7.1%	7.4%	7.4%
Nicor Gas	2.3%	2.1%	1.2%

(*)	Excludes AFUDC related to the construction of Plant Vogtle Units 3 and 4. See Note 2 under "Georgia Power – Nuclear Construction" for additional information.
Impairment of Long-Lived Assets
The Registrants evaluate long-lived assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on either a specific regulatory disallowance, a sales transaction price that is less than the asset group's carrying value, or an estimate of undiscounted future cash flows attributable to the asset group, as compared with the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by either the amount of regulatory disallowance or by estimating the fair value of the assets and recording a loss if the carrying value is greater than the fair value. For assets identified as held for sale, the carrying value is compared to the estimated fair value less the cost to sell in order to determine if an impairment loss is required. Until the assets are disposed of, their estimated fair value is re-evaluated when circumstances or events change. See Note 3 under "Other Matters – Southern Company" and " – Southern Company Gas" and Note 15 under "Southern Company Gas – Proposed Sale of Pivotal LNG and Atlantic Coast Pipeline" for information regarding impairment charges recorded in 2019 and Note 15 under "Southern Power" for information regarding impairment charges recorded at Southern Power in 2018. Also see "Revenues" herein for additional information.
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
Goodwill is not amortized, but is subject to an annual impairment test during the fourth quarter of each year, or more frequently if impairment indicators arise, as discussed below. Southern Company and Southern Company Gas each evaluated its goodwill in the fourth quarter 2019 and determined no additional impairment was required.
A goodwill impairment charge of $32 million was recorded in the second quarter 2019 in contemplation of the July 22, 2019 sale of PowerSecure's utility infrastructure services business. In the third quarter 2019, impairment charges of $2 million and $3 million were recorded to goodwill and other intangible assets, net, respectively, in contemplation of the December 31, 2019 sale of PowerSecure's lighting business. See Note 15 under "Southern Company" for additional information.
At December 31, 2019 and 2018, goodwill was as follows:

	At December 31, 2019	At December 31, 2018
	(in millions)
Southern Company	$5,280	$5,315
Southern Company Gas:
Gas distribution operations	$4,034	$4,034
Gas marketing services	981	981
Southern Company Gas total	$5,015	$5,015

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

At December 31, 2019 and 2018, other intangible assets were as follows:

	At December 31, 2019			At December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Other intangible assets subject to amortization:
Customer relationships(a)	$212	$(116)	$96	$223	$(94)	$129
Trade names(a)	64	(25)	39	70	(21)	49
Storage and transportation contracts	64	(62)	2	64	(54)	10
PPA fair value adjustments(b)	390	(69)	321	405	(61)	344
Other	11	(8)	3	11	(5)	6
Total other intangible assets subject to amortization	$741	$(280)	$461	$773	$(235)	$538
Other intangible assets not subject to amortization:
Federal Communications Commission licenses	75	—	75	75	—	75
Total other intangible assets	$816	$(280)	$536	$848	$(235)	$613

Southern Power
Other intangible assets subject to amortization:
PPA fair value adjustments(b)	$390	$(69)	$321	$405	$(61)	$344

Southern Company Gas
Other intangible assets subject to amortization:
Gas marketing services
Customer relationships	$156	$(104)	$52	$156	$(84)	$72
Trade names	26	(10)	16	26	(7)	19
Wholesale gas services
Storage and transportation contracts	64	(62)	2	64	(54)	10
Total other intangible assets subject to amortization	$246	$(176)	$70	$246	$(145)	$101

(a)	The decrease in the gross carrying amount during 2019 primarily reflects the sales of two PowerSecure business units. See Note 15 for additional information.

(b)
The decrease in the gross carrying amount during 2019 reflects the sale of Plant Nacogdoches, partially offset by additional PPA fair value adjustments related to the acquisition of DSGP. See Note 15 under "Southern Power" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Amortization associated with other intangible assets in 2019, 2018, and 2017 was as follows:

	2019	2018	2017
	(in millions)
Southern Company(a)	$61	$89	$124
Southern Power(b)	19	25	25
Southern Company Gas:
Gas marketing services	$23	$32	$54
Wholesale gas services(b)	8	20	32
Southern Company Gas total	$31	$52	$86

(a)	Includes $27 million, $45 million, and $57 million in 2019, 2018, and 2017, respectively, recorded as a reduction to operating revenues.

(b)	Recorded as a reduction to operating revenues.
At December 31, 2019, the estimated amortization associated with other intangible assets for the next five years is as follows:

	2020	2021	2022	2023	2024
	(in millions)
Southern Company(*)	$48	$42	$38	$37	$35
Southern Power(*)	20	20	20	20	20
Southern Company Gas	19	13	10	9	7

(*)	Excludes amounts related to held for sale assets. See Note 15 under "Southern Power – Sales of Natural Gas and Biomass Plants" for additional information.
Intangible liabilities of $91 million recorded under acquisition accounting for transportation contracts at Southern Company Gas were fully amortized as of December 31, 2019.
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
Development Costs
For Southern Power, development costs are capitalized once a project is probable of completion, primarily based on a review of its economics and operational feasibility, as well as the status of power off-take agreements and regulatory approvals, if applicable. Southern Power's capitalized development costs are included in CWIP on the balance sheets. All of Southern Power's development costs incurred prior to the determination that a project is probable of completion are expensed as incurred and included in other operations and maintenance expense in the statements of income. If it is determined that a project is no longer probable of completion, any of Southern Power's capitalized development costs are expensed and included in other operations and maintenance expense in the statements of income.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

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
Restricted Cash
At December 31, 2019 and 2018, Southern Company Gas had restricted cash held as collateral for worker's compensation, life insurance, and long-term disability insurance. At December 31, 2018, Georgia Power had restricted cash related to the redemption of certain pollution control revenue bonds in January 2019. See Note 8 under "Long-term Debt" for additional information.
The following tables provide a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that total to the amounts shown in the statements of cash flows for the Registrants that had restricted cash at December 31, 2019 and/or 2018:

	Southern Company	Southern Company Gas
	(in millions)
At December 31, 2019
Cash and cash equivalents	$1,975	$46
Restricted cash:
Other accounts and notes receivable	3	3
Total cash, cash equivalents, and restricted cash	$1,978	$49

	Southern Company	Georgia Power	Southern Company Gas
	(in millions)
At December 31, 2018
Cash and cash equivalents	$1,396	$4	$64
Cash and cash equivalents classified as assets held for sale	9	—	—
Restricted cash:
Restricted cash	—	108	—
Other accounts and notes receivable	114	—	6
Total cash, cash equivalents, and restricted cash	$1,519	$112	$70

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Storm Damage Reserves
Each traditional electric operating company maintains a reserve to cover or is allowed to defer and recover the cost of damages from major storms to its transmission and distribution lines and, for Mississippi Power, the cost of uninsured damages to its generation facilities and other property. Alabama Power and Mississippi Power also have authority based on orders from their state PSCs to accrue certain additional amounts as circumstances warrant. Alabama Power recorded an additional accrual of $84 million in 2019 and no such additional accruals in 2018 or 2017. There were no such additional accruals for Mississippi Power in any year presented. In accordance with their respective state PSC orders, the traditional electric operating companies accrued the following amounts related to storm damage reserves in 2019, 2018, and 2017:

	Southern Company(a)(b)	Alabama Power(b)	Georgia Power	Mississippi Power
	(in millions)
2019	$170	$139	$30	$1
2018	74	16	30	1
2017	41	4	30	3

(a)	Includes accruals at Gulf Power of $26.9 million in 2018 and $3.5 million in 2017. See Note 15 under "Southern Company" for information regarding the sale of Gulf Power.

(b)	Includes $39 million applied in 2019 to Alabama Power's NDR from its remaining excess deferred income tax regulatory liability balance in accordance with an Alabama PSC order.
See Note 2 under "Alabama Power – Rate NDR," "Georgia Power – Storm Damage Recovery," and "Mississippi Power – System Restoration Rider" for additional information regarding each company's storm damage reserve.
Leveraged Leases
A subsidiary of Southern Holdings has several leveraged lease agreements, with original terms ranging up to 45 years, which relate to international and domestic energy generation, distribution, and transportation assets. Southern Company receives federal income tax deductions for depreciation and amortization, as well as interest on long-term debt related to these investments. Southern Company reviews all important lease assumptions at least annually, or more frequently if events or changes in circumstances indicate that a change in assumptions has occurred or may occur. These assumptions include the effective tax rate, the residual value, the credit quality of the lessees, and the timing of expected tax cash flows. See Note 3 under "Other Matters – Southern Company" for information regarding an impairment charge associated with one of the leveraged leases.
On December 30, 2019, Southern Company completed the sale of one of its leveraged lease investments for approximately $20 million.
Southern Company's net investment in domestic and international leveraged leases consists of the following at December 31:

	2019	2018
	(in millions)
Net rentals receivable	$1,410	$1,563
Unearned income	(622)	(765)
Investment in leveraged leases	788	798
Deferred taxes from leveraged leases	(238)	(255)
Net investment in leveraged leases	$550	$543

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

A summary of the components of income from the leveraged leases follows:

	2019	2018	2017
	(in millions)
Pretax leveraged lease income	$11	$25	$25
Net impact of Tax Reform Legislation	—	—	48
Income tax expense	—	(6)	(9)
Net leveraged lease income	$11	$19	$64

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
Nicor Gas' natural gas inventory is carried at cost on a LIFO basis. Inventory decrements occurring during the year that are restored prior to year end are charged to cost of natural gas at the estimated annual replacement cost. Inventory decrements that are not restored prior to year end are charged to cost of natural gas at the actual LIFO cost of the inventory layers liquidated. The cost of natural gas, including inventory costs, is recovered from customers under a purchased gas recovery mechanism adjusted for differences between actual costs and amounts billed; therefore, LIFO liquidations have no impact on Southern Company's or Southern Company Gas' net income. At December 31, 2019, the Nicor Gas LIFO inventory balance was $161 million. Based on the average cost of gas purchased in December 2019, the estimated replacement cost of Nicor Gas' inventory at December 31, 2019 was $214 million.
Southern Company Gas' gas marketing services, wholesale gas services, and all other segments record inventory at LOCOM, with cost determined on a WACOG basis. For these segments, Southern Company Gas evaluates the weighted average cost of its natural gas inventories against market prices to determine whether any declines in market prices below the WACOG are other than temporary. For any declines considered to be other than temporary, Southern Company Gas recorded LOCOM adjustments to cost of natural gas to reduce the value of its natural gas inventories to market value. LOCOM adjustments for wholesale gas services were $21 million and $10 million during 2019 and 2018, respectively, and immaterial for 2017.
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
Southern Company and Subsidiary Companies 2019 Annual Report

amounts due from, or owed to, wholesale gas services' counterparties are settled net, they are recorded on a gross basis in the balance sheets as energy marketing receivables and energy marketing payables.
Southern Company Gas' wholesale gas services has trade and credit contracts that contain minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if Southern Company Gas' credit ratings are downgraded to non-investment grade status. Under such circumstances, Southern Company Gas' wholesale gas services would need to post collateral to continue transacting business with some of its counterparties. As of December 31, 2019 and 2018, the required collateral in the event of a credit rating downgrade was $11 million and $30 million, respectively.
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
Provision for Uncollectible Accounts
The customers of the traditional electric operating companies and the natural gas distribution utilities are billed monthly. For the majority of receivables, a provision for uncollectible accounts is established based on historical collection experience and other factors. For the remaining receivables, if the company is aware of a specific customer's inability to pay, a provision for uncollectible accounts is recorded to reduce the receivable balance to the amount reasonably expected to be collected. If circumstances change, the estimate of the recoverability of accounts receivable could change as well. Circumstances that could affect this estimate include, but are not limited to, customer credit issues, customer deposits, and general economic conditions. Customers' accounts are written off once they are deemed to be uncollectible. For all periods presented, uncollectible accounts averaged less than 1% of revenues for each Registrant.
Credit risk exposure at Nicor Gas is mitigated by a bad debt rider approved by the Illinois Commission. The bad debt rider provides for the recovery from (or refund to) customers of the difference between Nicor Gas' actual bad debt experience on an annual basis and the benchmark bad debt expense used to establish its base rates for the respective year.
Concentration of Credit Risk
Southern Company Gas' wholesale gas services business has a concentration of credit risk for services it provides to its counterparties. This credit risk is generally concentrated in 20 of its counterparties and is measured by 30-day receivable exposure plus forward exposure. Counterparty credit risk is evaluated using a S&P equivalent credit rating, which is determined by a process of converting the lower of the S&P or Moody's rating to an internal rating ranging from 9 to 1, with 9 being equivalent to AAA/Aaa by S&P and Moody's, respectively, and 1 being equivalent to D/Default by S&P and Moody's, respectively. A counterparty that does not have an external rating is assigned an internal rating based on the strength of its financial ratios. As of December 31, 2019, the top 20 counterparties represented 59%, or $218 million, of the total counterparty exposure and had a weighted average S&P equivalent rating of A-.
Concentration of credit risk occurs at Atlanta Gas Light for amounts billed for services and other costs to its customers, which consist of 16 Marketers in Georgia (including SouthStar). The credit risk exposure to Marketers varies seasonally, with the lowest exposure in the non-peak summer months and the highest exposure in the peak winter months. Marketers are responsible for the retail sale of natural gas to end-use customers in Georgia. The functions of the retail sale of gas include the purchase and sale of natural gas, customer service, billings, and collections. The provisions of Atlanta Gas Light's tariff allow Atlanta Gas Light to obtain credit security support in an amount equal to a minimum of two times a Marketer's highest month's estimated bill from Atlanta Gas Light.
Financial Instruments
The traditional electric operating companies and Southern Power use derivative financial instruments to limit exposure to fluctuations in interest rates, the prices of certain fuel purchases, electricity purchases and sales, and occasionally foreign currency exchange rates. Southern Company Gas uses derivative financial instruments to limit exposure to fluctuations in natural gas prices, weather, interest rates, and commodity prices. All derivative financial instruments are recognized as either assets or liabilities on the balance sheets (included in "Other" or shown separately as "Risk Management Activities") and are measured at

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

fair value. See Note 13 for additional information regarding fair value. Substantially all of the traditional electric operating companies' and Southern Power's bulk energy purchases and sales contracts that meet the definition of a derivative are excluded from fair value accounting requirements because they qualify for the "normal" scope exception, and are accounted for under the accrual method. Derivative contracts that qualify as cash flow hedges of anticipated transactions or are recoverable through the traditional electric operating companies' and the natural gas distribution utilities' fuel-hedging programs result in the deferral of related gains and losses in AOCI or regulatory assets and liabilities, respectively, until the hedged transactions occur. For 2017, ineffectiveness arising from cash flow hedges was recognized in net income. Upon the adoption of ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12) in 2018, ineffectiveness is no longer separately measured and recorded in earnings. Other derivative contracts that qualify as fair value hedges are marked to market through current period income and are recorded on a net basis in the statements of income. Cash flows from derivatives are classified on the statements of cash flows in the same category as the hedged item. See Note 14 for additional information regarding derivatives.
The Registrants offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under netting arrangements. The Registrants had no outstanding collateral repayment obligations or rights to reclaim collateral arising from derivative instruments recognized at December 31, 2019.
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
The purchase, transportation, storage, and sale of natural gas are accounted for on a weighted average cost or accrual basis, as appropriate, rather than on the fair value basis utilized for the derivatives used to mitigate the natural gas price risk associated with the storage and transportation portfolio. Monthly demand charges are incurred for the contracted storage and transportation capacity and payments associated with asset management agreements, and these demand charges and payments are recognized on the statements of income in the period they are incurred. This difference in accounting methods can result in volatility in reported earnings, even though the economic margin is substantially unchanged from the dates the transactions were consummated.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

AOCI (loss) balances, net of tax effects, for Southern Company, Southern Power, and Southern Company Gas were as follows:

	Qualifying Hedges	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Southern Company
Balance at December 31, 2018	$(121)	$(82)	$(203)
Current period change	(58)	(60)	(118)
Balance at December 31, 2019	$(179)	$(142)	$(321)

Southern Power
Balance at December 31, 2018	$36	$(20)	$16
Current period change	(25)	(17)	(42)
Balance at December 31, 2019	$11	$(37)	$(26)

Southern Company Gas
Balance at December 31, 2018	$(3)	$29	$26
Current period change	(3)	(16)	(19)
Balance at December 31, 2019	$(6)	$13	$7

Variable Interest Entities
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
Alabama Power has established a wholly-owned trust to issue preferred securities. See Note 8 under "Long-term Debt" for additional information. However, Alabama Power is not considered the primary beneficiary of the trust. Therefore, the investment in the trust is reflected as other investments, and the related loan from the trust is reflected as long-term debt in Alabama Power's balance sheets.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

2. REGULATORY MATTERS
Southern Company
Regulatory Assets and Liabilities
Regulatory assets and (liabilities) reflected in the consolidated balance sheets of Southern Company at December 31, 2019 and 2018 relate to:

	2019	2018	Note
	(in millions)
Retiree benefit plans	$4,423	$3,658	(a,o)
Asset retirement obligations-asset	4,381	2,933	(b,o)
Remaining net book value of retired assets	1,275	211	(c)
Deferred income tax charges	803	799	(b,n)
Property damage reserves-asset	410	416	(d)
Environmental remediation-asset	349	366	(e,o)
Loss on reacquired debt	323	346	(f)
Under recovered regulatory clause revenues	254	407	(g)
Vacation pay	186	182	(h,o)
Long-term debt fair value adjustment	107	121	(i)
Other regulatory assets	492	581	(j)
Deferred income tax credits	(6,301)	(6,455)	(b,n)
Other cost of removal obligations	(2,084)	(2,297)	(b)
Customer refunds	(285)	(293)	(k)
Over recovered regulatory clause revenues	(205)	(47)	(g)
Property damage reserves-liability	(204)	(76)	(l)
Other regulatory liabilities	(86)	(132)	(m)
Total regulatory assets (liabilities), net	$3,838	$720
Note: Unless otherwise noted, the recovery and amortization periods for these regulatory assets and (liabilities) are approved by the respective PSC or regulatory agency and are as follows:

(a)	Recovered and amortized over the average remaining service period, which may range up to 15 years. See Note 11 for additional information.

(b)
AROs and other cost of removal obligations are recorded, deferred income tax assets are recovered, and deferred income tax liabilities are amortized over the related property lives, which may range up to 80 years. Asset retirement and removal liabilities will be settled and trued up following completion of the related activities. Included in the deferred income tax assets is $23 million for the retiree Medicare drug subsidy, which is being recovered and amortized through 2027.

(c)	Amortized over periods not exceeding 18 years.

(d)
Effective January 1, 2020, Georgia Power is recovering approximately $213 million annually for storm damage. See "Georgia Power – Rate Plans – 2019 ARP" and " – Storm Damage Recovery" herein for additional information.

(e)	Recovered through environmental cost recovery mechanisms when the remediation work is performed. See Note 3 for additional information.

(f)
Recovered over either the remaining life of the original issue or, if refinanced, over the remaining life of the new issue. At December 31, 2019, the remaining amortization periods do not exceed 34 years.

(g)	Recorded and recovered or amortized over periods generally not exceeding six years.

(h)	Recorded as earned by employees and recovered as paid, generally within one year.

(i)	Recovered over the remaining life of the original debt issuances at acquisition, which range up to 19 years as of December 31, 2019.

(j)
Comprised of numerous immaterial components including nuclear outage costs, fuel-hedging losses, cancelled construction projects, property tax, and other miscellaneous assets. These costs are amortized over remaining periods generally not exceeding eight years as of December 31, 2019.

(k)
At December 31, 2019 and 2018, primarily includes approximately $53 million and $109 million, respectively, at Alabama Power and $110 million and $100 million, respectively, at Georgia Power as a result of each company exceeding its allowed retail return range, as well as approximately $105 million and $55 million, respectively, pursuant to the Georgia Power Tax Reform Settlement Agreement. See "Alabama Power – Rate RSE" and "Georgia Power – Rate Plans" herein for additional information.

(l)	Amortized as related expenses are incurred. See "Alabama Power – Rate NDR" and "Mississippi Power – System Restoration Rider" herein for additional information.

(m)	Comprised of numerous components including building leases, fuel-hedging gains, and other liabilities that are recovered over remaining periods not exceeding 20 years.

(n)
As a result of the Tax Reform Legislation, these accounts include certain deferred income tax assets and liabilities not subject to normalization, including $778 million of liabilities being amortized over periods not exceeding six years as of December 31, 2019. See "Georgia Power," "Mississippi Power," and "Southern Company Gas" herein and Note 10 for additional information.

(o)	Not earning a return as offset in rate base by a corresponding asset or liability.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Gulf Power
On January 1, 2019, Southern Company completed its sale of Gulf Power to NextEra Energy. See Note 15 under "Southern Company" for additional information.
In accordance with a Florida PSC-approved settlement agreement, Gulf Power's rates effective for the first billing cycle in July 2017 increased by approximately $54 million annually (2017 Gulf Power Rate Case Settlement Agreement), including a $62 million increase in base revenues, less an $8 million purchased power capacity cost recovery clause credit. The 2017 Gulf Power Rate Case Settlement Agreement also resulted in a $32.5 million write-down of Gulf Power's ownership of Plant Scherer Unit 3, which was recorded in the first quarter 2017.
As a continuation of the 2017 Gulf Power Rate Case Settlement Agreement, in March 2018, the Florida PSC approved a stipulation and settlement agreement addressing Gulf Power's retail revenue requirement effects of the Tax Reform Legislation (Gulf Power Tax Reform Settlement Agreement). Beginning on April 1, 2018, the Gulf Power Tax Reform Settlement Agreement resulted in annual reductions of approximately $18 million to Gulf Power's base rates and approximately $16 million to Gulf Power's environmental cost recovery rates and a one-time refund of approximately $69 million for the retail portion of unprotected (not subject to normalization) deferred tax liabilities, which was credited to customers through Gulf Power's fuel cost recovery rates over the remainder of 2018.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Alabama Power
Regulatory Assets and Liabilities
Regulatory assets and (liabilities) reflected in the balance sheets of Alabama Power at December 31, 2019 and 2018 relate to:

	2019	2018	Note
	(in millions)
Retiree benefit plans	$1,131	$947	(a,o)
Asset retirement obligations	1,043	147	(b)
Deferred income tax charges	245	241	(b,c,d)
(Over) under recovered regulatory clause revenues	(72)	176	(e)
Regulatory clauses	142	142	(f)
Vacation pay	72	71	(g,o)
Loss on reacquired debt	52	56	(h)
Nuclear outage	78	49	(i)
Remaining net book value of retired assets	649	43	(j)
Other regulatory assets	67	57	(k,l)
Deferred income tax credits	(1,960)	(2,027)	(b,d)
Other cost of removal obligations	(412)	(497)	(b)
Customer refunds	(56)	(142)	(m)
Natural disaster reserve	(150)	(20)	(n)
Other regulatory liabilities	(19)	(12)	(l)
Total regulatory assets (liabilities), net	$810	$(769)
Note: Unless otherwise noted, the recovery and amortization periods for these regulatory assets and (liabilities) have been accepted or approved by the Alabama PSC and are as follows:

(a)	Recovered and amortized over the average remaining service period which may range up to 14 years. See Note 11 for additional information.

(b)
Asset retirement and removal assets and liabilities are recorded, deferred income tax assets are recovered, and deferred income tax credits are amortized over the related property lives, which may range up to 53 years. Asset retirement and other cost of removal assets and liabilities will be settled and trued up following completion of the related activities.

(c)	Included in the deferred income tax charges are $9 million for 2019 and $10 million for 2018 for the retiree Medicare drug subsidy, which is being recovered and amortized through 2027.

(d)
As a result of the Tax Reform Legislation, these accounts include certain deferred income tax assets and liabilities not subject to normalization. The recovery and amortization of these amounts will occur ratably over the related property lives, which may range up to 53 years. See Note 10 for additional information.

(e)	Recorded monthly and expected to be recovered or returned within three years. See "Rate CNP PPA," "Rate CNP Compliance," and" Rate ECR" herein for additional information.

(f)
In accordance with an accounting order issued in 2017 by the Alabama PSC, these regulatory assets will be amortized concurrently with the effective date of Alabama Power's next depreciation study, which is expected to occur no later than 2022.

(g)	Recorded as earned by employees and recovered as paid, generally within one year. This includes both vacation and banked holiday pay.

(h)
Recovered over either the remaining life of the original issue or, if refinanced, over the remaining life of the new issue. At December 31, 2019, the remaining amortization periods do not exceed 30 years.

(i)	Nuclear outage costs are deferred to a regulatory asset when incurred and amortized over a subsequent 18-month period.

(j)	Recorded and amortized over remaining periods not exceeding 18 years.

(k)
Comprised of components including generation site selection/evaluation costs, which are capitalized upon initiation of related construction projects, if applicable, and PPA capacity costs, which are to be recovered over the next 12 months.

(l)
Fuel-hedging assets and liabilities are recorded over the life of the underlying hedged purchase contracts, which generally do not exceed three and a half years. Upon final settlement, actual costs incurred are recovered through the energy cost recovery clause.

(m)
Includes $53 million for 2019 and $109 million for 2018 due to the retail return exceeding the allowed range. The December 31, 2018 balance also includes a $33 million excess deferred tax liability used to increase the Rate NDR balance in 2019. See "Rate RSE," "Rate NDR," and "Tax Reform Accounting Order" herein for additional information.

(n)	Amortized as expenses are incurred. See "Rate NDR" herein for additional information.

(o)	Not earning a return as offset in rate base by a corresponding asset or liability.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Petition for Certificate of Convenience and Necessity
On September 6, 2019, Alabama Power filed a petition for a CCN with the Alabama PSC for authorization to procure additional generating capacity through the turnkey construction of a new combined cycle facility and long-term contracts for the purchase of power from others, both as more fully described below, as well as the acquisition of an existing combined cycle facility in Autauga County, Alabama (Autauga Combined Cycle Acquisition). In addition, Alabama Power will pursue approximately 200 MWs of certain demand side management and distributed energy resource programs. This filing was predicated on the results of Alabama Power's 2019 IRP provided to the Alabama PSC, which identified an approximately 2,400-MW resource need for Alabama Power, driven by the need for additional winter reserve capacity. See Note 15 under "Alabama Power" for additional information regarding the Autauga Combined Cycle Acquisition.
The procurement of these resources is subject to the satisfaction or waiver of certain conditions, including, among other customary conditions, approval by the Alabama PSC. The completion of the Autauga Combined Cycle Acquisition is also subject to approval by the FERC. Alabama Power expects to obtain all regulatory approvals by the end of the third quarter 2020.
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
Alabama Power entered into additional long-term PPAs totaling approximately 640 MWs of generating capacity consisting of approximately 240 MWs of combined cycle generation expected to begin later in 2020 and approximately 400 MWs of solar generation coupled with battery energy storage systems (solar/battery systems) expected to begin in 2022 through 2024. The terms of the agreements for the solar/battery systems permit Alabama Power to use the energy and retire the associated renewable energy credits (REC) in service of customers or to sell RECs, separately or bundled with energy.
Upon certification, Alabama Power expects to recover costs associated with Plant Barry Unit 8 pursuant to its Rate CNP New Plant. Additionally, Alabama Power expects to recover costs associated with the Autauga Combined Cycle Acquisition through the inclusion in Rate RSE of revenues from the existing power sales agreement and, on expiration of that agreement, pursuant to Rate CNP New Plant. The recovery of costs associated with laws, regulations, and other such mandates directed at the utility industry are expected to be recovered through Rate CNP Compliance. Alabama Power expects to recover the capacity-related costs associated with the PPAs through its Rate CNP PPA. In addition, fuel and energy-related costs are expected to be recovered through Rate ECR. Any remaining costs associated with the Autauga Combined Cycle Acquisition and Plant Barry Unit 8 will be incorporated through the annual filing of Rate RSE.
The ultimate outcome of these matters cannot be determined at this time.
Construction Work in Progress Accounting Order
On October 1, 2019, the Alabama PSC acknowledged that Alabama Power would begin certain limited preparatory activities associated with Plant Barry Unit 8 construction to meet the target in-service date by authorizing Alabama Power to record the related costs as CWIP prior to the issuance of an order on the CCN petition. Should a CCN not be granted and Alabama Power does not proceed with the related construction of Plant Barry Unit 8, Alabama Power may transfer those costs and any costs that directly result from the non-issuance of the CCN to a regulatory asset which would be amortized over a five-year period. If the balance of incurred costs reaches 5% of the estimated in-service cost of the total project prior to issuance of an order on the CCN petition, Alabama Power will confer with the Alabama PSC regarding the appropriateness of additional authorization. The Sierra Club subsequently filed a petition for reconsideration of the accounting order. The Alabama PSC voted to deny the petition for reconsideration on January 7, 2020.
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
Southern Company and Subsidiary Companies 2019 Annual Report

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
In May 2018, the Alabama PSC approved modifications to Rate RSE and other commitments designed to position Alabama Power to address the growing pressure on its credit quality resulting from the Tax Reform Legislation, without increasing retail rates under Rate RSE in the near term. Alabama Power plans to reduce growth in total debt by increasing equity, with corresponding reductions in debt issuances, thereby de-leveraging its capital structure. Alabama Power's goal is to achieve an equity ratio of approximately 55% by the end of 2025. At December 31, 2019 and 2018, Alabama Power's equity ratio was approximately 50% and 47%, respectively.
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
Generally, during a year without a Rate RSE upward adjustment, if Alabama Power's actual WCER is between 6.15% and 7.65%, customers will receive 25% of the amount between 6.15% and 6.65%, 40% of the amount between 6.65% and 7.15%, and 75% of the amount between 7.15% and 7.65%. Customers will receive all amounts in excess of an actual WCER of 7.65%. During a year with a Rate RSE upward adjustment, if Alabama Power's actual WCER exceeds 6.15%, customers receive 50% of the amount between 6.15% and 6.90% and all amounts in excess of an actual WCER of 6.90%.
In conjunction with these modifications to Rate RSE, in May 2018, Alabama Power consented to a moratorium on any upward adjustments under Rate RSE for 2019 and 2020 and to return $50 million to customers through bill credits in 2019.
At December 31, 2018, Alabama Power's retail return exceeded the allowed WCER range, which resulted in Alabama Power establishing a regulatory liability of $109 million for Rate RSE refunds. In accordance with an Alabama PSC order issued on February 5, 2019, Alabama Power applied $78 million to reduce the Rate ECR under recovered balance and the remaining $31 million was refunded to customers through bill credits starting in July 2019.
On November 27, 2019, Alabama Power made its required annual Rate RSE submission to the Alabama PSC of projected data for calendar year 2020. Projected earnings were within the specified range; therefore, retail rates under Rate RSE remain unchanged for 2020.
During 2019, Alabama Power provided to the Alabama PSC and the Alabama Office of the Attorney General information related to the operation and utilization of Rate RSE, in accordance with the rules governing the operation of Rate RSE. The ultimate outcome of this matter cannot be determined at this time.
At December 31, 2019, Alabama Power's WCER exceeded 6.15%, resulting in Alabama Power establishing a current regulatory liability of $53 million for Rate RSE refunds, which will be refunded to customers through bill credits in April 2020.
Rate CNP New Plant
Rate CNP New Plant allows for recovery of Alabama Power's retail costs associated with newly developed or acquired certificated generating facilities placed into retail service. No adjustments to Rate CNP New Plant occurred during the period 2017 through 2019. See "Petition for Certificate of Convenience and Necessity" herein for additional information.
Rate CNP PPA
Rate CNP PPA allows for the recovery of Alabama Power's retail costs associated with certificated PPAs. No adjustments to Rate CNP PPA occurred during the period 2017 through 2019 and no adjustment is expected for 2020. At December 31, 2019 and 2018, Alabama Power had an under recovered Rate CNP PPA balance of $40 million and $25 million, respectively, which is included in other regulatory assets, deferred on Southern Company's balance sheets and deferred under recovered regulatory clause revenues on Alabama Power's balance sheets.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Rate CNP Compliance
Rate CNP Compliance allows for the recovery of Alabama Power's retail costs associated with laws, regulations, and other such mandates directed at the utility industry involving the environment, security, reliability, safety, sustainability, or similar considerations impacting Alabama Power's facilities or operations. Rate CNP Compliance is based on forward-looking information and provides for the recovery of these costs pursuant to factors that are calculated and submitted to the Alabama PSC by December 1 with rates effective for the following calendar year. Compliance costs to be recovered include operations and maintenance expenses, depreciation, and a return on certain invested capital. Revenues for Rate CNP Compliance, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, changes in the billing factor will have no significant effect on Southern Company's or Alabama Power's revenues or net income, but will affect annual cash flow. Changes in Rate CNP Compliance-related operations and maintenance expenses and depreciation generally will have no effect on net income.
In November 2018, Alabama Power submitted calculations associated with its cost of complying with governmental mandates, as provided under Rate CNP Compliance. The filing reflected a projected under recovered retail revenue requirement for governmental mandates of approximately $205 million, which was recovered in the billing months of January 2019 through December 2019.
On November 27, 2019, Alabama Power submitted calculations associated with its cost of complying with governmental mandates, as provided under Rate CNP Compliance. The filing reflected a projected over recovered retail revenue requirement for governmental mandates, which resulted in a rate decrease of approximately $68 million that became effective for the billing month of January 2020.
At December 31, 2019, Alabama Power had an over recovered Rate CNP Compliance balance of $62 million, of which $55 million is included in other regulatory liabilities, current and $7 million is included in other regulatory liabilities, deferred on the balance sheet, compared to an under recovered balance of $42 million at December 31, 2018 included in customer accounts receivable on the balance sheet.
Rate ECR
Rate ECR recovers Alabama Power's retail energy costs based on an estimate of future energy costs and the current over or under recovered balance. Revenues recognized under Rate ECR and recorded on the financial statements are adjusted for the difference in actual recoverable fuel costs and amounts billed in current regulated rates. The difference in the recoverable fuel costs and amounts billed gives rise to the over or under recovered amounts recorded as regulatory assets or liabilities. Alabama Power, along with the Alabama PSC, continually monitors the over or under recovered cost balance to determine whether an adjustment to billing rates is required. Changes in the Rate ECR factor have no significant effect on Southern Company's or Alabama Power's net income but will impact operating cash flows. The Alabama PSC may approve billing rates under Rate ECR of up to 5.910 cents per KWH.
In May 2018, the Alabama PSC approved an increase to Rate ECR from 2.015 cents per KWH to 2.353 cents per KWH effective July 2018 through December 2018. In December 2018, the Alabama PSC issued a consent order to leave this rate in effect through December 31, 2019.
As discussed herein under "Rate RSE," in accordance with an Alabama PSC order issued on February 5, 2019, Alabama Power utilized $78 million of the 2018 Rate RSE refund liability to reduce the Rate ECR under recovered balance.
On December 3, 2019, the Alabama PSC approved a decrease to Rate ECR from 2.353 to 2.160 cents per KWH, equal to 1.82%, or approximately $102 million annually, effective January 1, 2020. The rate will adjust to 5.910 cents per KWH in January 2021 absent a further order from the Alabama PSC.
At December 31, 2019, Alabama Power's over recovered fuel costs totaled $49 million, of which $32 million is included in other regulatory liabilities, current and $17 million is included in other regulatory liabilities, deferred on Southern Company's and Alabama Power's balance sheets. At December 31, 2018, Alabama Power's under recovered fuel costs totaled $109 million, of which $18 million is included in customer accounts receivable and $91 million is included in deferred under recovered regulatory clause revenues on Southern Company's and Alabama Power's balance sheets. These classifications are based on estimates, which include such factors as weather, generation availability, energy demand, and the price of energy. A change in any of these factors could have a material impact on the timing of any recovery or return of fuel costs.
Tax Reform Accounting Order
In May 2018, the Alabama PSC approved an accounting order that authorized Alabama Power to defer the benefits of federal excess deferred income taxes associated with the Tax Reform Legislation for the year ended December 31, 2018 as a regulatory

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

liability and to use up to $30 million of such deferrals to offset under recovered amounts under Rate ECR. The final excess deferred tax liability for the year ended December 31, 2018 totaled approximately $69 million, of which $30 million was used to offset the Rate ECR under recovered balance. On December 3, 2019, the Alabama PSC issued an order authorizing Alabama Power to apply the remaining deferred balance of approximately $39 million to increase the balance in the NDR. See "Rate NDR" herein and Note 10 under "Current and Deferred Income Taxes" for additional information.
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
The second component of the Rate NDR charge is intended to allow recovery of any existing deferred storm-related operations and maintenance costs and any future reserve deficits over a 24-month period. The Alabama PSC order gives Alabama Power authority to record a deficit balance in the NDR when costs of storm damage exceed any established reserve balance. Absent further Alabama PSC approval, the maximum total Rate NDR charge consisting of both components is $10 per month per non-residential customer account and $5 per month per residential customer account. Alabama Power has the authority, based on an order from the Alabama PSC, to accrue certain additional amounts as circumstances warrant. The order allows for reliability-related expenditures to be charged against the additional accruals when the NDR balance exceeds $75 million. Alabama Power may designate a portion of the NDR to reliability-related expenditures as a part of an annual budget process for the following year or during the current year for identified unbudgeted reliability-related expenditures that are incurred. Accruals that have not been designated can be used to offset storm charges. Additional accruals to the NDR enhance Alabama Power's ability to mitigate the financial effects of future natural disasters, promote system reliability, and offset costs retail customers would otherwise bear. There were no such accruals in 2017 and 2018.
As discussed herein under "Tax Reform Accounting Order," in accordance with an Alabama PSC order issued on December 3, 2019, Alabama Power applied the remaining excess deferred income tax regulatory liability balance of approximately $39 million to increase the balance in the NDR. Alabama Power also accrued an additional $84 million to the NDR in December 2019 resulting in an accumulated balance of $150 million at December 31, 2019. Of this amount, Alabama Power designated $37 million to be applied to budgeted reliability-related expenditures for 2020, which is included in other regulatory liabilities, current. The remaining NDR balance of $113 million is included in other regulatory liabilities, deferred on the balance sheet.
In December 2017, the reserve maintenance charge was suspended and the reserve establishment charge was activated and collected approximately $16 million annually through 2019. Effective with the March 2020 billings, the reserve establishment charge will be suspended and the reserve maintenance charge will be activated as a result of the NDR balance exceeding $75 million. Alabama Power expects to collect approximately $5 million in 2020 and $3 million annually thereafter unless the NDR balance falls below $50 million.
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
On April 15, 2019, Alabama Power retired Plant Gorgas Units 8, 9, and 10 and reclassified approximately $654 million of the unrecovered asset balances to regulatory assets, which are being recovered over the units' remaining useful lives, the latest being

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

through 2037, as established prior to the decision to retire. At December 31, 2019, the related regulatory assets totaled $649 million, of which $63 million is included in other regulatory assets, current and $586 million is included in other regulatory assets, deferred on the balance sheet. Additionally, approximately $700 million of net capitalized asset retirement costs were reclassified to a regulatory asset in accordance with accounting guidance provided by the Alabama PSC. The asset retirement costs are being recovered through 2055.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Georgia Power
Regulatory Assets and Liabilities
Regulatory assets and (liabilities) reflected in the balance sheets of Georgia Power at December 31, 2019 and 2018 relate to:

	2019	2018	Note
	(in millions)
Retiree benefit plans	$1,516	$1,295	(a, m)
Asset retirement obligations	3,119	2,644	(b, m)
Deferred income tax charges	523	522	(b, c, m)
Storm damage reserves	410	416	(d)
Remaining net book value of retired assets	596	127	(e)
Loss on reacquired debt	262	277	(f, m)
Vacation pay	93	91	(g, m)
Other cost of removal obligations	156	68	(b)
Environmental remediation	52	55	(h)
Fuel-hedging (realized and unrealized) losses	53	15	(i, m)
Other regulatory assets	50	120	(j)
Deferred income tax credits	(3,078)	(3,080)	(b, c)
Customer refunds	(229)	(165)	(k)
Other regulatory liabilities	(16)	(7)	(l, m)
Total regulatory assets (liabilities), net	$3,507	$2,378
Note: Unless otherwise noted, the recovery and amortization periods for these regulatory assets and (liabilities) are approved by the Georgia PSC and are as follows:

(a)	Recovered and amortized over the average remaining service period which may range up to 13 years. See Note 11 for additional information.

(b)
Effective January 1, 2020, Georgia Power is recovering CCR AROs through its Environmental Compliance Cost Recovery (ECCR) tariff and approximately $5 million annually for other AROs through its traditional base tariffs. See "Rate Plans – 2019 ARP" and "Integrated Resource Plan" herein for additional information on recovery of compliance costs for CCR AROs. Other cost of removal obligations, non-CCR AROs, and deferred income tax assets are recovered and deferred income tax liabilities are amortized over the related property lives, which may range up to 60 years. Included in the deferred income tax assets is $13 million for the retiree Medicare drug subsidy, which is being recovered and amortized through 2022. See Note 6 for additional information on AROs.

(c)
As a result of the Tax Reform Legislation, these balances include $145 million of deferred income tax assets related to CWIP for Plant Vogtle Units 3 and 4 and approximately $660 million of deferred income tax liabilities, neither of which are subject to normalization. The recovery of deferred income tax assets related to CWIP for Plant Vogtle Units 3 and 4 is expected to be determined in a future regulatory proceeding. Effective January 1, 2020, the deferred income tax liabilities are being amortized through 2022. See "Rate Plans" herein and Note 10 for additional information.

(d)
Effective January 1, 2020, Georgia Power is recovering $213 million annually for storm damage. See "Rate Plans – 2019 ARP" and "Storm Damage Recovery" herein and Note 1 under "Storm Damage Reserves" for additional information.

(e)
The net book values of Plant Hammond Units 1 through 4 ($488 million at December 31, 2019) and Plant Branch Units 1 through 4 ($69 million and $87 million at December 31, 2019 and 2018, respectively) are being amortized over the units' remaining useful lives, which vary between 2020 and 2035. The net book values of Plant McIntosh Unit 1 ($30 million at December 31, 2019) and Plant Mitchell Unit 3 ($8 million and $9 million at December 31, 2019 and 2018, respectively) are being amortized through 2022. The balance at December 31, 2018 also includes $31 million related to obsolete inventories of certain retired units, which was fully amortized under the 2019 ARP. See "Rate Plans – 2019 ARP" and "Integrated Resource Plan" herein for additional information.

(f)	Recovered over either the remaining life of the original issue or, if refinanced, over the remaining life of the new issue. At December 31, 2019, the amortization periods do not exceed 33 years.

(g)	Recorded as earned by employees and recovered as paid, generally within one year.

(h)	Effective January 1, 2020, Georgia Power is recovering $12 million annually for environmental remediation. See Note 3 under "Environmental Remediation" for additional information.

(i)	Recovered through Georgia Power's fuel cost recovery mechanism upon final settlement, within four years.

(j)
Comprised of several components including deferred nuclear outage costs and cancelled construction projects. Nuclear outage costs are recorded as incurred and recovered over the outage cycles of each nuclear unit, which do not exceed 24 months. Approximately $22 million of costs associated with construction of environmental controls that will not be completed as a result of unit retirements are being amortized through 2022.

(k)
At December 31, 2019 and 2018, includes approximately $110 million and $100 million, respectively, as a result of the retail ROE exceeding the allowed retail ROE range and approximately $105 million and $55 million, respectively, related to the Georgia Power Tax Reform Settlement Agreement. See "Rate Plans" herein for additional information.

(l)
Comprised of Demand-Side Management (DSM) tariffs over recovery, building lease, and fuel-hedging gains. DSM tariffs over recovery of $10 million at December 31, 2019 is being amortized through 2022. The building lease is being amortized through 2030. Fuel-hedging gains are refunded through Georgia Power's fuel cost recovery mechanism upon final settlement, within four years.

(m)	Generally not earning a return as they are excluded from rate base or are offset in rate base by a corresponding asset or liability.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Rate Plans
2019 ARP
On December 17, 2019, the Georgia PSC voted to approve the 2019 ARP, under which Georgia Power increased its rates on January 1, 2020 and will increase rates annually for 2021 and 2022 as detailed below based on compliance filings to be made at least 90 days prior to the effective date. Georgia Power will recover estimated increases through its existing tariffs as follows:

Tariff	2020	2021	2022
	(in millions)
Traditional base	$—	$120	$192
ECCR(a)	318	55	184
DSM	12	1	1
Municipal Franchise Fee	12	4	9
Total(b)	$342	$181	$386

(a)	Effective January 1, 2020, CCR AROs will be recovered through the ECCR tariff. See "Integrated Resource Plan" herein for additional information on recovery of compliance costs for CCR AROs.

(b)	Totals may not add due to rounding.
Further, under the 2019 ARP, Georgia Power's retail ROE is set at 10.50%, and earnings will be evaluated against a retail ROE range of 9.50% to 12.00%. The Georgia PSC also approved an increase in the retail equity ratio to 56% from 55%. Any retail earnings above 12.00% will be shared, with 40% being applied to reduce regulatory assets, 40% directly refunded to customers, and the remaining 20% retained by Georgia Power. There will be no recovery of any earnings shortfall below 9.50% on an actual basis. However, if at any time during the term of the 2019 ARP, Georgia Power projects that its retail earnings will be below 9.50% for any calendar year, it could petition the Georgia PSC for implementation of the Interim Cost Recovery (ICR) tariff to adjust Georgia Power's retail rates to achieve a 9.50% ROE. The Georgia PSC would have 90 days to rule on Georgia Power's request. The ICR tariff would expire at the earlier of January 1, 2023 or the end of the calendar year in which the ICR tariff becomes effective. In lieu of requesting implementation of an ICR tariff, or if the Georgia PSC chooses not to implement the ICR tariff, Georgia Power may file a full rate case.
Additionally, under the 2019 ARP and pursuant to the sharing mechanism approved in the 2013 ARP whereby two-thirds of any earnings above the top of the allowed ROE range are shared with Georgia Power's customers, (i) Georgia Power used 50% (approximately $50 million) of the customer share of earnings above the band in 2018 to reduce regulatory assets and 50% (approximately $50 million) will be refunded to customers in 2020 and (ii) Georgia Power will forgo its share of 2019 earnings in excess of the earnings band so that 50% (approximately $60 million) of all earnings over the 2019 band will be refunded to customers and 50% (approximately $60 million) were used to reduce regulatory assets.
Except as provided above, Georgia Power will not file for a general base rate increase while the 2019 ARP is in effect. Georgia Power is required to file a general base rate case by July 1, 2022, in response to which the Georgia PSC would be expected to determine whether the 2019 ARP should be continued, modified, or discontinued.
2013 ARP
Pursuant to the terms and conditions of a settlement agreement related to Southern Company's acquisition of Southern Company Gas approved by the Georgia PSC in 2016, the 2013 ARP continued in effect until December 31, 2019. Furthermore, through December 31, 2019, Georgia Power retained its merger savings, net of transition costs, as defined in the settlement agreement; through December 31, 2022, such net merger savings will be shared on a 60/40 basis with customers; thereafter, all merger savings will be retained by customers.
There were no changes to Georgia Power's traditional base tariffs, ECCR tariff, DSM tariffs, or Municipal Franchise Fee tariffs in 2017, 2018, or 2019.
Under the 2013 ARP, Georgia Power's retail ROE was set at 10.95% and earnings were evaluated against a retail ROE range of 10.00% to 12.00%. Two-thirds of any earnings above 12.00% were to be directly refunded to customers, with the remaining one-third retained by Georgia Power. On February 5, 2019, the Georgia PSC approved a settlement between Georgia Power and the staff of the Georgia PSC under which Georgia Power's retail ROE for 2017 was stipulated to exceed 12.00% and Georgia Power reduced certain regulatory assets by approximately $4 million in lieu of providing refunds to retail customers. In 2019 and 2018, Georgia Power's retail ROE exceeded 12.00% and, under the modified sharing mechanism pursuant to the 2019 ARP, Georgia

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Power has reduced regulatory assets by a total of approximately $110 million and expects to refund a total of approximately $110 million to customers, subject to review and approval by the Georgia PSC. See "2019 ARP" and "Integrated Resource Plan" herein for additional information.
Tax Reform Settlement Agreement
In April 2018, the Georgia PSC approved the Georgia Power Tax Reform Settlement Agreement. To reflect the federal income tax rate reduction impact of the Tax Reform Legislation, Georgia Power issued bill credits of approximately $95 million and $130 million in 2019 and 2018, respectively, and is issuing bill credits of approximately $105 million in February 2020, for a total of $330 million. In addition, Georgia Power deferred as a regulatory liability (i) the revenue equivalent of the tax expense reduction resulting from legislation lowering the Georgia state income tax rate from 6.00% to 5.75% in 2019 and (ii) the entire benefit of federal and state excess accumulated deferred income taxes. At December 31, 2019, the related regulatory liability balance totaled $659 million, which is being amortized over a three-year period ending December 31, 2022 in accordance with the 2019 ARP.
To address some of the negative cash flow and credit quality impacts of the Tax Reform Legislation, the Georgia PSC also approved an increase in Georgia Power's retail equity ratio to the lower of (i) Georgia Power's actual common equity weight in its capital structure or (ii) 55%, until the Georgia PSC approved the 2019 ARP. Benefits from reduced federal income tax rates in excess of the amounts refunded to customers were retained by Georgia Power to cover the carrying costs of the incremental equity in 2018 and 2019.
See "2019 ARP" herein for additional information.
Integrated Resource Plan
On July 16, 2019, the Georgia PSC voted to approve Georgia Power's modified triennial IRP (Georgia Power 2019 IRP). In the Georgia Power 2019 IRP, the Georgia PSC approved the decertification and retirement of Plant Hammond Units 1 through 4 (840 MWs) and Plant McIntosh Unit 1 (142.5 MWs) effective July 29, 2019. In accordance with the 2019 ARP, the remaining net book values at December 31, 2019 of $488 million for the Plant Hammond units are being recovered over a period equal to the respective unit's remaining useful life, which varies between 2024 and 2035, and $30 million for Plant McIntosh Unit 1 is being recovered over a three-year period ending December 31, 2022. In addition, approximately $20 million of related unusable materials and supplies inventory balances and approximately $295 million of net capitalized asset retirement costs were reclassified to a regulatory asset. In accordance with the modifications to the earnings sharing mechanism approved in the 2019 ARP, Georgia Power fully amortized the regulatory assets associated with these unusable materials and supplies inventory balances as well as a regulatory asset of approximately $50 million related to costs for a future generation site in Stewart County, Georgia. See "Rate Plans – 2019 ARP" herein for additional information.
Also in the Georgia Power 2019 IRP, the Georgia PSC approved Georgia Power's proposed environmental compliance strategy associated with ash pond and certain landfill closures and post-closure care in compliance with the CCR Rule and the related state rule. In the 2019 ARP, the Georgia PSC approved recovery of the estimated under recovered balance of these compliance costs at December 31, 2019 over a three-year period ending December 31, 2022 and recovery of estimated compliance costs for 2020, 2021, and 2022 over three-year periods ending December 31, 2022, 2023, and 2024, respectively, with recovery of construction contingency beginning in the year following actual expenditure. The under recovered balance at December 31, 2019 was $175 million and the estimated compliance costs expected to be incurred in 2020, 2021, and 2022 are $265 million, $290 million, and $390 million, respectively. The ECCR tariff is expected to be revised for actual expenditures and updated estimates through future annual compliance filings. See Note 6 for additional information regarding Georgia Power's AROs.
On February 4, 2020, the Georgia PSC voted to deny a motion for reconsideration filed by the Sierra Club regarding the Georgia PSC's decision in the 2019 ARP allowing Georgia Power to recover compliance costs for CCR AROs.
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
Fuel Cost Recovery
Georgia Power has established fuel cost recovery rates approved by the Georgia PSC. In 2016, the Georgia PSC approved Georgia Power's request to lower annual billings under an interim fuel rider by approximately $313 million which was in effect

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

from June 1, 2016 through December 31, 2017. Georgia Power is scheduled to file its next fuel case no later than March 16, 2020, with new rates, if any, to be effective June 1, 2020. Georgia Power continues to be allowed to adjust its fuel cost recovery rates under an interim fuel rider prior to the next fuel case if the under or over recovered fuel balance exceeds $200 million. Georgia Power's over recovered fuel balance totaled $73 million at December 31, 2019 and is included in other deferred credits and liabilities on Southern Company's and Georgia Power's balance sheets. At December 31, 2018, Georgia Power's under recovered fuel balance totaled $115 million and is included in under recovered fuel clause revenues on Southern Company's and Georgia Power's balance sheets.
Georgia Power's fuel cost recovery mechanism includes costs associated with a natural gas hedging program, as revised and approved by the Georgia PSC, allowing the use of an array of derivative instruments within a 48-month time horizon.
Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes in the billing factor will not have a significant effect on Southern Company's or Georgia Power's revenues or net income but will affect operating cash flows.
Storm Damage Recovery
Georgia Power defers and recovers certain costs related to damages from major storms as mandated by the Georgia PSC. Beginning January 1, 2020, Georgia Power is recovering $213 million annually under the 2019 ARP. At December 31, 2019 and 2018, the balance in the regulatory asset related to storm damage was $410 million and $416 million, respectively, with $213 million and $30 million, respectively, included in other regulatory assets, current on Southern Company's balance sheets and regulatory assets – storm damage reserves on Georgia Power's balance sheets and $197 million and $386 million, respectively, included in other regulatory assets, deferred on Southern Company's and Georgia Power's balance sheets. The rate of storm damage cost recovery is expected to be adjusted in future regulatory proceedings as necessary. As a result of this regulatory treatment, costs related to storms are not expected to have a material impact on Southern Company's or Georgia Power's financial statements.
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
See Note 8 under "Long-term Debt – DOE Loan Guarantee Borrowings" for information on the Amended and Restated Loan Guarantee Agreement, including applicable covenants, events of default, mandatory prepayment events, and conditions to borrowing.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4 by the expected in-service dates of November 2021 and November 2022, respectively, is as follows:

(in billions)
Base project capital cost forecast(a)(b)	$8.2
Construction contingency estimate	0.2
Total project capital cost forecast(a)(b)	8.4
Net investment as of December 31, 2019(b)	(5.9)
Remaining estimate to complete(a)	$2.5

(a)	Excludes financing costs expected to be capitalized through AFUDC of approximately $300 million, of which $23 million had been accrued through December 31, 2019.

(b)	Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds.
As of December 31, 2019, approximately $140 million of the $366 million construction contingency estimate established in the second quarter 2018 was allocated to the base capital cost forecast for cost risks including, among other factors, construction productivity; craft labor incentives; adding resources for supervision, field support, project management, initial test program, start-up, and operations and engineering support; subcontracts; and procurement. As and when construction contingency is spent, Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.1 billion, of which $2.2 billion had been incurred through December 31, 2019.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of commodity installation, system turnovers, and workforce statistics.
In April 2019, Southern Nuclear established aggressive target values for monthly construction production and system turnover activities as part of a strategy to maintain and, where possible, build margin to the regulatory-approved in-service dates of November 2021 for Unit 3 and November 2022 for Unit 4. The project has faced challenges with the April 2019 aggressive strategy targets, including, but not limited to, electrical and pipefitting labor productivity and closure rates for work packages, which resulted in a backlog of activities and completion percentages below the April 2019 aggressive strategy targets. However, Southern Nuclear and Georgia Power believe that existing productivity levels and pace of activity completion are sufficient to meet the regulatory-approved in-service dates.
In February 2020, Southern Nuclear updated its cost and schedule forecast, which did not change the projected overall capital cost forecast and confirmed the expected in-service dates of November 2021 for Unit 3 and November 2022 for Unit 4. This update included initiatives to improve productivity while refining and extending system turnover plans and certain near-term milestone dates. Other milestone dates did not change. Achievement of the aggressive site work plan relies on meeting increased monthly production and activity target values during 2020. To meet these 2020 targets, existing craft, including subcontractors, construction productivity must improve and be sustained above historical average levels, appropriate levels of craft laborers, particularly electrical and pipefitter craft labor, must be maintained, and additional supervision and other field support resources must be retained. Southern Nuclear and Georgia Power continue to believe that pursuit of an aggressive site work plan is an appropriate strategy to achieve completion of the units by their regulatory-approved in-service dates.
As construction, including subcontract work, continues and testing and system turnover activities increase, challenges with management of contractors and vendors; subcontractor performance; supervision of craft labor and related craft labor productivity, particularly in the installation of electrical and mechanical commodities, ability to attract and retain craft labor, and/or related cost escalation; procurement, fabrication, delivery, assembly, installation, system turnover, and the initial testing and start-up, including any required engineering changes or any remediation related thereto, of plant systems, structures, or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale), or regional transmission upgrades, any of which may require additional labor and/or materials; or other issues could arise and change the projected schedule and estimated cost.
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. As a result of such compliance

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

processes, certain license amendment requests have been filed and approved or are pending before the NRC. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the ITAAC documentation for each unit and the related reviews and approvals by the NRC necessary to support NRC authorization to load fuel, may arise, which may result in additional license amendments or require other resolution. As part of the aggressive site work plan, in January 2020, Southern Nuclear notified the NRC of its intent to load fuel in 2020. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.
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
As a result of an increase in the total project capital cost forecast and Georgia Power's decision not to seek rate recovery of the increase in the base capital costs in conjunction with the nineteenth VCM report in 2018, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 were required to vote to continue construction. In September 2018, the Vogtle Owners unanimously voted to continue construction of Plant Vogtle Units 3 and 4.
Amendments to the Vogtle Joint Ownership Agreements
In connection with the vote to continue construction, Georgia Power entered into (i) a binding term sheet (Vogtle Owner Term Sheet) with the other Vogtle Owners and MEAG Power's wholly-owned subsidiaries MEAG Power SPVJ, LLC (MEAG SPVJ), MEAG Power SPVM, LLC (MEAG SPVM), and MEAG Power SPVP, LLC (MEAG SPVP) to take certain actions which partially mitigate potential financial exposure for the other Vogtle Owners, including additional amendments to the Vogtle Joint Ownership Agreements and the purchase of PTCs from the other Vogtle Owners at pre-established prices, and (ii) a term sheet (MEAG Term Sheet) with MEAG Power and MEAG SPVJ to provide funding with respect to MEAG SPVJ's ownership interest in Plant Vogtle Units 3 and 4 under certain circumstances. On January 14, 2019, Georgia Power, MEAG Power, and MEAG SPVJ entered into an agreement to implement the provisions of the MEAG Term Sheet. On February 18, 2019, Georgia Power, the other Vogtle Owners, and MEAG Power's wholly-owned subsidiaries MEAG SPVJ, MEAG SPVM, and MEAG SPVP entered into certain amendments to the Vogtle Joint Ownership Agreements to implement the provisions of the Vogtle Owner Term Sheet.
The ultimate outcome of these matters cannot be determined at this time.
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. At December 31, 2019, Georgia Power had recovered approximately $2.2 billion of financing costs. Financing costs related to capital costs above $4.418 billion are being recognized through AFUDC and are expected to be recovered through retail rates over the life of Plant Vogtle Units 3 and 4; however, Georgia Power will not record AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery. On December 17, 2019, the Georgia PSC approved Georgia Power's request to decrease the NCCR tariff by $62 million annually, effective January 1, 2020.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

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
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) Georgia Power's seventeenth VCM report and modified the Vogtle Cost Settlement Agreement. The Vogtle Cost Settlement Agreement, as modified by the January 11, 2018 order, resolved the following regulatory matters related to Plant Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the amounts paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and related customer refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and deemed reasonable Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap and that prudence decisions on cost recovery will be made at a later date, consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC in the 2013 ARP) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that upon Unit 3 reaching commercial operation, retail base rates would be adjusted to include carrying costs on those capital costs deemed prudent in the Vogtle Cost Settlement Agreement. The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective Unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $75 million, $100 million, and $25 million in 2019, 2018, and 2017, respectively, and are estimated to have negative earnings impacts of approximately $140 million, $240 million, and $190 million in 2020, 2021, and 2022, respectively. In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
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
On February 18, 2020, the Georgia PSC approved Georgia Power's twentieth VCM report and its concurrently-filed twenty-first VCM report, including approval of (i) $1.2 billion of construction capital costs incurred from July 1, 2018 through June 30, 2019 and (ii) $21.5 million of expenditures related to Georgia Power's portion of an administrative claim filed in the Westinghouse bankruptcy proceedings (which expenditures had previously been deferred by the Georgia PSC for later approval). Through the twenty-first VCM, the Georgia PSC has approved total construction capital costs incurred through June 30, 2019 of $6.7 billion (before $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds). On February 19, 2020, Georgia Power filed its twenty-second VCM report with the Georgia PSC covering the period from July 1, 2019 through December 31, 2019, requesting approval of $674 million of construction capital costs incurred during that period.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

The ultimate outcome of these matters cannot be determined at this time.
Mississippi Power
Regulatory Assets and Liabilities
Regulatory assets and (liabilities) reflected in the balance sheets of Mississippi Power at December 31, 2019 and 2018 relate to:

	2019	2018	Note
	(in millions)
Retiree benefit plans – regulatory assets	$213	$171	(a)
Asset retirement obligations	210	143	(b)
Kemper County energy facility assets, net	61	69	(c)
Remaining net book value of retired assets	30	41	(d)
Property tax	47	44	(e)
Deferred charges related to income taxes	33	34	(b)
Plant Daniel Units 3 and 4	34	36	(f)
ECO Plan carryforward	—	26	(g)
Other regulatory assets	48	28	(h)
Deferred credits related to income taxes	(358)	(377)	(i)
Other cost of removal obligations	(189)	(185)	(b)
Property damage	(55)	(56)	(j)
Other regulatory liabilities	(10)	(9)	(k)
Total regulatory assets (liabilities), net	$64	$(35)
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

(c)
Includes $78 million of regulatory assets and $18 million of regulatory liabilities that are expected to be fully amortized by 2025 and 2023, respectively. For additional information, see "Kemper County Energy Facility – Rate Recovery" herein.

(d)
Retail portion includes approximately $16 million being recovered over a five-year period through 2021 and 2022 for Plant Watson and Plant Greene County, respectively. Wholesale portion includes approximately $14 million being recovered over a 12-year period through 2031 for Plant Watson and Plant Greene County.

(e)	Recovered through the ad valorem tax adjustment clause over a 12-month period beginning in April of the following year. See "Ad Valorem Tax Adjustment" herein for additional information.

(f)	Represents the difference between the revenue requirement under purchase accounting and operating lease accounting, which will be amortized over a 10-year period beginning October 2021.

(g)	Generally recovered through the ECO Plan clause in the year following the deferral. See "Environmental Compliance Overview Plan" herein.

(h)
Includes $9 million related to vacation pay and $5 million related to other miscellaneous assets, all of which are recorded and recovered over periods not exceeding one year; $6 million related to loss on reacquired debt, which is recorded and amortized over either the remaining life of the original issue, or if refinanced, over the remaining life of the new issue (at December 31, 2019, the amortization periods did not exceed 22 years); and $27 million related to fuel-hedging assets, which are recorded over the life of the underlying hedged purchase contracts, which generally do not exceed three years, and are recovered through Mississippi Power's energy cost management clause upon settlement.

(i)
Includes excess deferred income taxes primarily associated with Tax Reform Legislation of $358 million, of which $252 million is related to protected deferred income taxes being recovered over the related property lives, which may range up to 48 years, and $106 million related to unprotected deferred income taxes (not subject to normalization). The unprotected retail portion includes $28 million associated with the Kemper County energy facility being amortized over an eight-year period through 2025. The unprotected wholesale portion includes $18 million of excess deferred income taxes being amortized over three-year periods through 2022. An additional $8 million associated with the System Restoration Rider is being amortized over an eight-year period through 2025. The amortization period for the remaining unprotected deferred income taxes is expected to be determined in the Mississippi Power 2019 Base Rate Case. See "Kemper County Energy Facility" and "Municipal and Rural Associations Tariff" herein and Note 10 for additional information.

(j)	See "System Restoration Rider" herein.

(k)	Refunded or amortized generally over periods not exceeding one year.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

2019 Base Rate Case
On November 26, 2019, Mississippi Power filed a base rate case (Mississippi Power 2019 Base Rate Case) with the Mississippi PSC. The filing includes a requested annual decrease in Mississippi Power's retail rates of $5.8 million, or 0.6%, which is driven primarily by changes in the amortization rates of certain regulatory assets and liabilities and cost reductions, partially offset by an increase in Mississippi Power's requested return on investment and depreciation associated with the filing of an updated depreciation study. The revenue requirements included in the filing are based on a projected test year period of January 1, 2020 through December 31, 2020, a 53% average equity ratio, and a 7.728% return on investment. The filing reflects the elimination of separate rates for costs associated with the Kemper County energy facility and energy efficiency initiatives; those costs are proposed to be included in the PEP, ECO Plan, and ad valorem tax adjustment factor, as applicable. On December 10, 2019, the Mississippi PSC suspended the base rate case filing through no later than March 25, 2020. If no further action is taken by the Mississippi PSC, the proposed rates may be effective beginning on March 26, 2020. The ultimate outcome of this matter cannot be determined at this time.
Operations Review
In August 2018, the Mississippi PSC began an operations review of Mississippi Power, for which the final report is expected prior to the conclusion of the Mississippi Power 2019 Base Rate Case. The review includes, but is not limited to, a comparative analysis of its costs, its cost recovery framework, and ways in which it may streamline management operations for the reasonable benefit of ratepayers. The ultimate outcome of this matter cannot be determined at this time.
Reserve Margin Plan
On December 31, 2019, Mississippi Power updated its proposed Reserve Margin Plan (RMP), originally filed in August 2018, as required by the Mississippi PSC. In 2018, Mississippi Power had proposed alternatives to reduce its reserve margin and lower or avoid operating costs, with the most economic alternatives being the two-year and seven-year acceleration of the retirement of Plant Watson Units 4 and 5, respectively, to the first quarter 2022 and the four-year acceleration of the retirement of Plant Greene County Units 1 and 2 to the third quarter 2021 and the third quarter 2022, respectively. The December 2019 update noted that Plant Daniel Units 1 and 2 currently have long-term economics similar to Plant Watson Unit 5. The Plant Greene County unit retirements would require the completion by Alabama Power of proposed transmission and system reliability improvements, as well as agreement by Alabama Power. The RMP filing also states that, in the event the Mississippi PSC ultimately approves an alternative that includes an accelerated retirement, Mississippi Power would require authorization to defer in a regulatory asset for future recovery the remaining net book value of the units at the time of retirement. A decision by the Mississippi PSC that does not include recovery of the remaining book value of any generating units retired could have a material impact on Southern Company's and Mississippi Power's financial statements. The ultimate outcome of this matter cannot be determined at this time. See Note 3 under "Other Matters – Mississippi Power" for additional information on Plant Daniel Units 1 and 2.
Performance Evaluation Plan
Mississippi Power's retail base rates generally are set under the PEP, a rate plan approved by the Mississippi PSC. Typically, two PEP filings are made for each calendar year: the PEP projected filing, which is typically filed prior to the beginning of the year based on a projected revenue requirement, and the PEP lookback filing, which is filed after the end of the year and allows for review of the actual revenue requirement compared to the projected filing.
In February 2018, Mississippi Power revised its annual projected PEP filing for 2018 to reflect the impacts of the Tax Reform Legislation. The revised filing requested an increase of $26 million in annual revenues, based on a performance adjusted ROE of 9.33% and an increased equity ratio of 55%. In July 2018, Mississippi Power and the MPUS entered into a settlement agreement, which was approved by the Mississippi PSC in August 2018, with respect to the 2018 PEP filing and all unresolved PEP filings for prior years (PEP Settlement Agreement). Rates under the PEP Settlement Agreement became effective with the first billing cycle of September 2018. The PEP Settlement Agreement provided for an increase of approximately $21.6 million in annual base retail revenues, which excluded certain compensation costs contested by the MPUS, as well as approximately $2 million subsequently approved for recovery through the 2018 Energy Efficiency Cost Rider. Under the PEP Settlement Agreement, Mississippi Power deferred a portion of the contested compensation costs for 2018 and 2019 as a regulatory asset, which totaled $4 million as of December 31, 2019 and is included in other regulatory assets, deferred on the balance sheet. The Mississippi PSC is expected to rule on the appropriate treatment for such costs in connection with the Mississippi Power 2019 Base Rate Case. The ultimate outcome of this matter cannot be determined at this time.
Pursuant to the PEP Settlement Agreement, Mississippi Power's performance-adjusted allowed ROE is 9.31% and its allowed equity ratio is capped at 51%, pending further review by the Mississippi PSC. In lieu of the requested equity ratio increase, Mississippi Power retained $44 million of excess accumulated deferred income taxes resulting from the Tax Reform Legislation

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

until the conclusion of the Mississippi Power 2019 Base Rate Case. Further, Mississippi Power agreed to seek equity contributions sufficient to restore its equity ratio to 50% by December 31, 2018. Since Mississippi Power's actual average equity ratio for 2018 was more than 1% lower than the 50% target, Mississippi Power deferred the corresponding difference in its revenue requirement of approximately $4 million as a regulatory liability for resolution in the Mississippi Power 2019 Base Rate Case. Pursuant to the PEP Settlement Agreement, PEP proceedings are suspended until after the conclusion of the Mississippi Power 2019 Base Rate Case and Mississippi Power was not required to make any PEP filings for regulatory years 2018, 2019, and 2020. The PEP Settlement Agreement also resolved all open PEP filings with no change to customer rates.
Energy Efficiency
In May 2018, the Mississippi PSC issued an order approving Mississippi Power's revised annual projected Energy Efficiency Cost Rider 2018 compliance filing, which increased annual retail revenues by approximately $3 million effective with the first billing cycle for June 2018.
On February 5, 2019, the Mississippi PSC issued an order approving Mississippi Power's Energy Efficiency Cost Rider 2019 compliance filing, which included a slight decrease in annual retail revenues, effective with the first billing cycle in March 2019.
As part of the Mississippi Power 2019 Base Rate Case, Mississippi Power has proposed that the Energy Efficiency Cost Rider be eliminated and those costs be included in the PEP. The ultimate outcome of this matter cannot be determined at this time.
Environmental Compliance Overview Plan
In accordance with a 2011 accounting order from the Mississippi PSC, Mississippi Power has the authority to defer in a regulatory asset for future recovery all plant retirement- or partial retirement-related costs resulting from environmental regulations. The Mississippi PSC approved $41 million and $17 million of costs that were reclassified to regulatory assets associated with the fuel conversion of Plant Watson and Plant Greene County, respectively, for amortization over five-year periods ending in July 2021 and July 2022, respectively.
In August 2018, the Mississippi PSC approved an annual increase in revenues related to the ECO Plan of approximately $17 million, effective with the first billing cycle for September 2018. This increase represented the maximum 2% annual increase in revenues and primarily related to the carryforward from the prior year.
The increase was the result of Mississippi PSC approval of an agreement between Mississippi Power and the MPUS to settle the 2018 ECO Plan filing (ECO Settlement Agreement) and was sufficient to recover costs through 2019, including remaining amounts deferred from prior years along with the related carrying costs. In accordance with the ECO Settlement Agreement, ECO Plan proceedings are suspended until after the conclusion of the Mississippi Power 2019 Base Rate Case and Mississippi Power was not required to make any ECO Plan filings for 2018, 2019, and 2020, with any necessary adjustments reflected in the Mississippi Power 2019 Base Rate Case. The ECO Settlement Agreement contains the same terms as the PEP Settlement Agreement described herein with respect to allowed ROE and equity ratio. At December 31, 2019, Mississippi Power has recorded $2 million in other regulatory liabilities, deferred on the balance sheet related to the actual December 31, 2018 average equity ratio differential from target applicable to the ECO Plan.
On October 24, 2019, the Mississippi PSC approved Mississippi Power's July 9, 2019 request for a CPCN to complete certain environmental compliance projects, primarily associated with the Plant Daniel coal units co-owned 50% with Gulf Power. The total estimated cost is approximately $125 million, with Mississippi Power's share of approximately $66 million being proposed for recovery through its ECO Plan. Approximately $17 million of Mississippi Power's share is associated with ash pond closure and is reflected in Mississippi Power's ARO liabilities. See Note 6 for additional information on AROs and Note 3 under "Other Matters – Mississippi Power" for additional information on Gulf Power's ownership in Plant Daniel.
Fuel Cost Recovery
Mississippi Power annually establishes and is required to file for an adjustment to the retail fuel cost recovery factor that is approved by the Mississippi PSC. The Mississippi PSC approved an increase of $39 million effective February 2018 and decreases of $35 million and $24 million, effective in February 2019 and 2020, respectively. At December 31, 2019 and 2018, over recovered retail fuel costs included in other current liabilities on Southern Company's balance sheets and over recovered regulatory clause liabilities on Mississippi Power's balance sheets were approximately $23 million and $8 million, respectively.
Mississippi Power has wholesale MRA and Market Based (MB) fuel cost recovery factors. Effective with the first billing cycle for January 2019, the wholesale MRA fuel rate increased $16 million annually and the wholesale MB fuel rate decreased by an immaterial amount. Effective January 1, 2020, the wholesale MRA fuel rate increased $1 million annually and the wholesale MB fuel rate decreased by an immaterial amount. At December 31, 2019 and 2018, over recovered wholesale MRA fuel costs included in other current liabilities on Southern Company's balance sheets and over recovered regulatory clause liabilities on

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Mississippi Power's balance sheets were approximately $6 million. At December 31, 2019 and 2018, over/under recovered wholesale MB fuel costs included in the balance sheets were immaterial.
Mississippi Power's operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, changes in the billing factor should have no significant effect on Mississippi Power's revenues or net income but will affect operating cash flows.
Ad Valorem Tax Adjustment
Mississippi Power establishes annually an ad valorem tax adjustment factor that is approved by the Mississippi PSC to collect the ad valorem taxes paid by Mississippi Power. In 2019, 2018, and 2017, the Mississippi PSC approved Mississippi Power's annual ad valorem tax adjustment factor filing, which included rate increases of $2 million, $7 million, and $8 million in 2019, 2018, and 2017, respectively.
System Restoration Rider
Mississippi Power carries insurance for the cost of certain types of damage to generation plants and general property. However, Mississippi Power is self-insured for the cost of storm, fire, and other uninsured casualty damage to its property, including transmission and distribution facilities. As permitted by the Mississippi PSC and the FERC, Mississippi Power accrues for the cost of such damage through an annual expense accrual credited to regulatory liability accounts for the retail and wholesale jurisdictions. The cost of repairing actual damage resulting from such events that individually exceed $50,000 is charged to the reserve. Every three years the Mississippi PSC, the MPUS, and Mississippi Power agree on SRR revenue level(s) for the ensuing period, based on historical data, expected exposure, type and amount of insurance coverage, excluding insurance cost, and any other relevant information. The accrual amount and the reserve balance are determined based on the SRR revenue level(s). If a significant change in circumstances occurs, then the SRR revenue level can be adjusted more frequently if Mississippi Power and the MPUS or the Mississippi PSC deem the change appropriate. The property damage reserve accrual will be the difference between the approved SRR revenues and the SRR revenue requirement, excluding any accrual to the reserve. In addition, SRR allows Mississippi Power to set up a regulatory asset, pending review, if the allowable actual retail property damage costs exceed the amount in the retail property damage reserve. Mississippi Power made retail accruals of $1 million, $1 million, and $3 million for 2019, 2018, and 2017, respectively. Mississippi Power also accrued $0.3 million annually in 2019, 2018, and 2017 for the wholesale jurisdiction. As of December 31, 2019, the property damage reserve balances were $54 million and $1 million for retail and wholesale, respectively.
The SRR rate was zero for all years presented and Mississippi Power accrued $1 million, $2 million, and $4 million to the property damage reserve in 2019, 2018, and 2017, respectively.
Kemper County Energy Facility
Overview
The Kemper County energy facility was designed to utilize IGCC technology with an expected output capacity of 582 MWs and to be fueled by locally mined lignite (an abundant, lower heating value coal) from a mine owned by Mississippi Power and situated adjacent to the Kemper County energy facility.
Schedule and Cost Estimate
In 2012, the Mississippi PSC issued an order confirming the CPCN originally approved by the Mississippi PSC in 2010 authorizing the acquisition, construction, and operation of the Kemper County energy facility. The order approved a construction cost cap of up to $2.88 billion, with recovery of prudently-incurred costs subject to approval by the Mississippi PSC. The Kemper County energy facility was originally projected to be placed in service in May 2014. Mississippi Power placed the combined cycle and the associated common facilities portion of the Kemper County energy facility in service in August 2014. The combined cycle and associated common facilities portions of the Kemper County energy facility were dedicated as Plant Ratcliffe in April 2018.
In June 2017, the Mississippi PSC stated its intent to issue an order, which occurred in July 2017, directing Mississippi Power to pursue a settlement under which the Kemper County energy facility would be operated as a natural gas plant, rather than an IGCC plant, and address all issues associated with the Kemper County energy facility. The order established a new docket for the purpose of pursuing a global settlement of the related costs (Kemper Settlement Docket). In June 2017, Mississippi Power notified the Mississippi PSC that it would begin a process to suspend operations and start-up activities on the gasifier portion of the Kemper County energy facility, given the uncertainty as to its future.
At the time of project suspension in June 2017, the total cost estimate for the Kemper County energy facility was approximately $7.38 billion, including approximately $5.95 billion of costs subject to the construction cost cap, net of $137 million in additional

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

grants from the DOE received in April 2016. In the aggregate, Mississippi Power had recorded charges to income of $3.07 billion ($1.89 billion after tax) as a result of changes in the cost estimate above the cost cap for the Kemper IGCC through May 2017.
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
In 2019, Mississippi Power recorded pre-tax and after-tax charges to income of $24 million, primarily associated with the expected close out of a related DOE contract, as well as other abandonment and related closure costs and ongoing period costs, net of salvage proceeds, for the mine and gasifier-related assets. The after-tax amount for 2019 includes an adjustment related to the tax abandonment of the Kemper IGCC following the filing of the 2018 tax return. In 2018, Mississippi Power recorded pre-tax charges to income of $37 million ($68 million benefit after tax), primarily associated with abandonment and related closure costs and ongoing period costs, net of salvage proceeds, for the mine and gasifier-related assets, as well as the impact of a change in the valuation allowance for the related state income tax NOL carryforward.
Mississippi Power expects to substantially complete mine reclamation activities in 2020 and dismantlement of the abandoned gasifier-related assets and site restoration activities are expected to be completed in 2024. The additional pre-tax period costs associated with dismantlement and site restoration activities, including related costs for compliance and safety, ARO accretion, and property taxes, are estimated to total $17 million in 2020, $15 million to $16 million annually in 2021 through 2023, and $5 million in 2024.
See Note 10 for additional information.
Rate Recovery
In February 2018, the Mississippi PSC voted to approve a settlement agreement related to cost recovery for the Kemper County energy facility among Mississippi Power, the MPUS, and certain intervenors (Kemper Settlement Agreement), which resolved all cost recovery issues, modified the CPCN to limit the Kemper County energy facility to natural gas combined cycle operation, and provided for an annual revenue requirement of approximately $99.3 million for costs related to the Kemper County energy facility, which included the impact of the Tax Reform Legislation. The revenue requirement was based on (i) a fixed ROE for 2018 of 8.6% excluding any performance adjustment, (ii) a ROE for 2019 calculated in accordance with PEP, excluding the performance adjustment, (iii) for future years, a performance-based ROE calculated pursuant to PEP, and (iv) amortization periods for the related regulatory assets and liabilities of eight years and six years, respectively. The revenue requirement also reflects a disallowance related to a portion of Mississippi Power's investment in the Kemper County energy facility requested for inclusion in rate base, which was recorded in the fourth quarter 2017 as an additional charge to income of approximately $78 million ($85 million net of accumulated depreciation of $7 million) pre-tax ($48 million after tax).
Under the Kemper Settlement Agreement, retail customer rates were reduced by approximately $26.8 million annually, effective with the first billing cycle of April 2018, and include no recovery for costs associated with the gasifier portion of the Kemper County energy facility in 2018 or at any future date.
On November 26, 2019, Mississippi Power filed the Mississippi Power 2019 Base Rate Case, which reflects the elimination of separate rates for costs associated with the Kemper County energy facility; these costs are proposed to be included in rates for PEP, ECO Plan, and ad valorem tax adjustment factor, as applicable. The ultimate outcome of this matter cannot be determined at this time.
Lignite Mine and CO2 Pipeline Facilities
Mississippi Power owns the lignite mine and equipment and mineral reserves located around the Kemper County energy facility site. The mine started commercial operation in June 2013. In connection with the Kemper County energy facility construction, Mississippi Power also constructed a pipeline for the transport of captured CO2.
In 2010, Mississippi Power executed a management fee contract with Liberty Fuels Company, LLC (Liberty Fuels), a wholly-owned subsidiary of The North American Coal Corporation, which developed, constructed, and is responsible for the mining operations through the end of the mine reclamation. As the mining permit holder, Liberty Fuels has a legal obligation to perform mine reclamation and Mississippi Power has a contractual obligation to fund all reclamation activities. As a result of the

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

abandonment of the Kemper IGCC, final mine reclamation began in 2018 and is expected to be substantially completed in 2020, with monitoring expected to continue through 2027. See Note 6 for additional information.
On December 31, 2019, Mississippi Power transferred ownership of the CO2 pipeline to an unrelated gas pipeline company, with no resulting impact on income. In conjunction with the transfer of the CO2 pipeline, the parties agreed to enter into a 15-year firm transportation agreement, which is expected to be signed by March 2020, providing for the conversion by the pipeline company of the CO2 pipeline to a natural gas pipeline to be used for the delivery of natural gas to Plant Ratcliffe. The agreement will be treated as a finance lease for accounting purposes upon commencement, which is expected to occur by August 2020. See Note 9 for additional information.
Government Grants
In 2010, the DOE, through a cooperative agreement with SCS, agreed to fund $270 million of the Kemper County energy facility through the grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2. In 2016, additional DOE grants in the amount of $137 million were awarded to the Kemper County energy facility. Through December 31, 2018, Mississippi Power received total DOE grants of $387 million, of which $382 million reduced the construction costs of the Kemper County energy facility and $5 million reimbursed Mississippi Power for expenses associated with DOE reporting. In December 2018, Mississippi Power filed with the DOE its request for property closeout certification under the contract related to the $387 million of grants received. Mississippi Power expects to close out the DOE contract related to the Kemper County energy facility in 2020. In connection with the DOE closeout discussions, on April 29, 2019, the Civil Division of the Department of Justice informed Southern Company and Mississippi Power of an investigation related to the Kemper County energy facility. The ultimate outcome of this matter cannot be determined at this time; however, it could have a material impact on Southern Company's and Mississippi Power's financial statements.
Municipal and Rural Associations Tariff
Mississippi Power provides wholesale electric service to Cooperative Energy, East Mississippi Electric Power Association, and the City of Collins, all located in southeastern Mississippi, under a long-term, cost-based, FERC-regulated MRA tariff.
In 2017, Mississippi Power and Cooperative Energy executed, and the FERC accepted, a Shared Service Agreement (SSA), as part of the MRA tariff, under which Mississippi Power and Cooperative Energy will share in providing electricity to the Cooperative Energy delivery points under the tariff, effective January 1, 2018. The SSA may be cancelled by Cooperative Energy with 10 years notice after December 31, 2020. As of December 31, 2019, Cooperative Energy has the option to decrease its use of Mississippi Power's generation services under the MRA tariff up to 2.5% annually, with required notice, up to a maximum total reduction of 11%, or approximately $9 million in cumulative annual base revenues.
On May 7, 2019, the FERC accepted Mississippi Power's requested $3.7 million annual decrease in MRA base rates effective January 1, 2019, as agreed upon in a settlement agreement reached with its wholesale customers resolving all matters related to the Kemper County energy facility, similar to the retail rate settlement agreement approved by the Mississippi PSC in February 2018, and reflecting the impacts of the Tax Reform Legislation.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Southern Company Gas
Regulatory Assets and Liabilities
Regulatory assets and (liabilities) reflected in the balance sheets of Southern Company Gas at December 31, 2019 and 2018 relate to:

	2019	2018	Note
	(in millions)
Environmental remediation	$296	$311	(a,b)
Retiree benefit plans	167	161	(a,c)
Long-term debt fair value adjustment	107	121	(d)
Under recovered regulatory clause revenues	72	90	(e)
Other regulatory assets	68	59	(f)
Other cost of removal obligations	(1,606)	(1,585)	(g)
Deferred income tax credits	(874)	(940)	(g,i)
Over recovered regulatory clause revenues	(82)	(43)	(e)
Other regulatory liabilities	(22)	(46)	(h)
Total regulatory assets (liabilities), net	$(1,874)	$(1,872)
Note: Unless otherwise noted, the recovery and amortization periods for these regulatory assets and (liabilities) have been approved or accepted by the relevant state PSC or other regulatory body and are as follows:

(a)	Not earning a return as offset in rate base by a corresponding asset or liability.

(b)	Recovered through environmental cost recovery mechanisms when the remediation work is performed. See Note 3 for additional information.

(c)	Recovered and amortized over the average remaining service period which range up to 15 years. See Note 11 for additional information.

(d)	Recovered over the remaining life of the original debt issuances at acquisition, which range up to 19 years as of December 31, 2019.

(e)
Recorded and recovered or amortized over periods generally not exceeding six years. In addition to natural gas cost recovery mechanisms, the natural gas distribution utilities have various other cost recovery mechanisms for the recovery of costs, including those related to infrastructure replacement programs.

(f)
Includes financial instrument-hedging assets totaling $11 million and $8 million at December 31, 2019 and 2018, respectively, which are recorded over the life of the underlying hedged purchase contracts generally not exceeding two years, vacation pay assets totaling $11 million at both December 31, 2019 and 2018, which are recorded as earned by employees and recovered as paid, generally within one year, and several other miscellaneous components, which are recovered or amortized over periods generally not exceeding eight years.

(g)
Other cost of removal obligations are recorded and deferred income tax liabilities are amortized over the related property lives, which may range up to 80 years. Cost of removal liabilities will be settled and trued up following completion of the related activities.

(h)
Comprised of numerous components, including amounts to be refunded to customers as a result of the Tax Reform Legislation and energy efficiency programs, which are recovered or amortized over remaining periods generally not exceeding 20 years. Upon final settlement, actual energy efficiency program costs incurred are recovered, and actual income earned is refunded through the energy cost recovery clause. See "Rate Proceedings" herein for additional information regarding customer refunds resulting from the Tax Reform Legislation.

(i)
As of December 31, 2019, includes $12 million of excess deferred income tax liabilities not subject to normalization as a result of the Tax Reform Legislation which are being amortized through 2024. See "Rate Proceedings" herein and Note 10 for additional details.

Infrastructure Replacement Programs and Capital Projects
In addition to capital expenditures recovered through base rates by each of the natural gas distribution utilities, Nicor Gas and Virginia Natural Gas have separate rate riders that provide timely recovery of capital expenditures for specific infrastructure replacement programs. Descriptions of the infrastructure replacement programs and capital projects at the natural gas distribution utilities follow.
Nicor Gas
In 2013, Illinois enacted legislation that allows Nicor Gas to provide more widespread safety and reliability enhancements to its distribution system. The legislation stipulates that rate increases to customers as a result of any infrastructure investments shall not exceed a cumulative annual average of 4.0% or, in any given year, 5.5% of base rate revenues. In 2014, the Illinois Commission approved the nine-year regulatory infrastructure program, Investing in Illinois, subject to annual review. In conjunction with the base rate case order issued by the Illinois Commission in January 2018, Nicor Gas is recovering program costs incurred prior to December 31, 2017 through base rates. Additionally, the Illinois Commission's approval of Nicor Gas' rate case on October 2, 2019 included $65 million in annual revenues related to the recovery of program costs from January 1, 2018 through September 30, 2019 under the Investing in Illinois program. See "Rate Proceedings" herein for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Virginia Natural Gas
In 2012, the Virginia Commission approved the Steps to Advance Virginia's Energy (SAVE) program, an accelerated infrastructure replacement program. In 2016 and on September 25, 2019, the Virginia Commission approved amendments and extensions to the SAVE program. The latest extension allows Virginia Natural Gas to continue replacing aging pipeline infrastructure through 2024 and increases its authorized investment under the previously-approved plan from $35 million to $40 million in 2019 with additional annual investments of $50 million in 2020, $60 million in 2021, $70 million in each year from 2022 through 2024, and a total potential variance of up to $5 million allowed for the program, for a maximum total investment over the six-year term (2019 through 2024) of $365 million.
The SAVE program is subject to annual review by the Virginia Commission. In accordance with the base rate case order issued by the Virginia Commission in 2017, Virginia Natural Gas is recovering program costs incurred prior to September 1, 2017 through base rates. Program costs incurred subsequent to September 1, 2017 are currently recovered through a separate rider and are subject to future base rate case proceedings.
On December 6, 2019, Virginia Natural Gas filed an application with the Virginia Commission for a 24.1-mile header improvement project to improve resiliency and increase the supply of natural gas delivered to energy suppliers, including Virginia Natural Gas. The cost of the project is expected to total $346 million. The Virginia Commission is expected to rule on this application in the second quarter 2020. Construction is expected to begin in June 2021 and the project is expected to be placed in service in the fourth quarter 2022. The ultimate outcome of this matter cannot be determined at this time.
Atlanta Gas Light
GRAM
In December 2019, the Georgia PSC approved the continuation of GRAM as part of Atlanta Gas Light's 2019 rate case order. Various infrastructure programs previously authorized by the Georgia PSC, including the Integrated Vintage Plastic Replacement Program to replace aging plastic pipe and the Integrated System Reinforcement Program to upgrade Atlanta Gas Light's distribution system and LNG facilities in Georgia, continue under GRAM and the recovery of and return on the infrastructure program investments are included in annual base rate adjustments. The future expected costs to be recovered through rates related to allowed, but not incurred, costs are recognized in an unrecognized ratemaking amount that is not reflected on the balance sheets. This allowed cost is primarily the equity return on the capital investment under the infrastructure programs in place prior to GRAM. See "Unrecognized Ratemaking Amounts" herein for additional information. The Georgia PSC reviews Atlanta Gas Light's performance annually under GRAM. See "Rate Proceedings" herein for additional information.
Pursuant to the GRAM approval, Atlanta Gas Light and the staff of the Georgia PSC agreed to a variation of the Integrated Customer Growth Program to extend pipeline facilities to serve customers in areas without pipeline access and create new economic development opportunities in Georgia. As a result, a new tariff was created, effective October 10, 2017, to provide up to $15 million annually for Atlanta Gas Light to commit to strategic economic development projects. Projects under this tariff must be approved by the Georgia PSC.
PRP
Atlanta Gas Light previously recovered PRP costs through a PRP surcharge established in 2015 to address recovery of the under recovered PRP balance and the related carrying costs. The under recovered balance at December 31, 2019 was $135 million, including $70 million of unrecognized equity return. Effective January 2018, PRP costs are being recovered through GRAM and base rates until the earlier of the full recovery of the under recovered amount or December 31, 2025.
One of the capital projects under the PRP experienced construction issues and Atlanta Gas Light was required to complete mitigation work prior to placing it in service. These mitigation costs were included in base rates in 2018. In 2017, Atlanta Gas Light recovered $20 million from the settlement of contractor litigation claims and recovered an additional $7 million from the final settlement of contractor litigation claims during the first quarter 2018. Mitigation costs recovered through the legal process are retained by Atlanta Gas Light.
Natural Gas Cost Recovery
With the exception of Atlanta Gas Light, the natural gas distribution utilities are authorized by the relevant regulatory agencies in the states in which they serve to use natural gas cost recovery mechanisms that adjust rates to reflect changes in the wholesale cost of natural gas and ensure recovery of all costs prudently incurred in purchasing natural gas for customers. Natural gas cost recovery revenues are adjusted for differences in actual recoverable natural gas costs and amounts billed in current regulated rates. Changes in the billing factor will not have a significant effect on Southern Company's or Southern Company Gas' revenues or net income, but will affect cash flows. At December 31, 2019 and 2018, the over recovered balances were $74 million and

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

$15 million, respectively, which were included in other regulatory liabilities on Southern Company's and Southern Company Gas' balance sheets.
Rate Proceedings
Nicor Gas
In January 2018, the Illinois Commission approved a $137 million increase in annual base rate revenues, including $93 million related to the recovery of investments under the Investing in Illinois program, effective in February 2018, based on a ROE of 9.8%. In May 2018, the Illinois Commission approved Nicor Gas' rehearing request for revised base rates to incorporate the reduction in the federal income tax rate as a result of the Tax Reform Legislation. The resulting decrease of approximately $44 million in annual base rate revenues became effective May 5, 2018. The benefits of the Tax Reform Legislation from January 25, 2018 through May 4, 2018 were refunded to customers via bill credits and concluded in the second quarter 2019.
In November 2018, Nicor Gas filed a general base rate case with the Illinois Commission. On October 2, 2019, the Illinois Commission approved a $168 million annual base rate increase effective October 8, 2019. The base rate increase included $65 million related to the recovery of program costs under the Investing in Illinois program and was based on a ROE of 9.73% and an equity ratio of 54.2%. Additionally, the Illinois Commission approved a volume balancing adjustment, a revenue decoupling mechanism for residential customers that provides a monthly benchmark level of revenue per rate class for recovery.
Atlanta Gas Light
In February 2018, Atlanta Gas Light revised its annual base rate filing to reflect the impacts of the Tax Reform Legislation and requested a $16 million rate reduction. In May 2018, the Georgia PSC approved a stipulation for Atlanta Gas Light's annual base rates to remain at the 2017 level for 2018 and 2019, with customer credits of $8 million in each of July 2018 and October 2018 to reflect the impacts of the Tax Reform Legislation. The Georgia PSC maintained Atlanta Gas Light's previously authorized earnings band based on a ROE between 10.55% and 10.95% and increased the allowed equity ratio by 4% to an equity ratio of 55% to address the negative cash flow and credit metric impacts of the Tax Reform Legislation.
On June 3, 2019, Atlanta Gas Light filed a general base rate case with the Georgia PSC. On December 19, 2019, the Georgia PSC approved a $65 million annual base rate increase, effective January 1, 2020, based on a ROE of 10.25% and an equity ratio of 56%. Earnings will be evaluated against a ROE range of 10.05% to 10.45%, with disposition of any earnings above 10.45% to be determined by the Georgia PSC. Additionally, the Georgia PSC approved continuation of the previously authorized inclusion in base rates of the recovery of and return on the infrastructure program investments, including, but not limited to, GRAM adjustments, and a reauthorization and continuation of GRAM until terminated by the Georgia PSC. GRAM filing rate adjustments will be based on the authorized ROE of 10.25%. GRAM adjustments for 2021 may not exceed 5% of 2020 base rates. The 5% limitation does not set a precedent in any future rate proceedings by Atlanta Gas Light.
On January 31, 2020, in accordance with the Georgia PSC's order for the 2019 rate case, Atlanta Gas Light filed a recommended notice of proposed rulemaking for a long-range planning tool. The proposal provides for participating natural gas utilities to file a comprehensive capacity supply and related infrastructure delivery plan for a 10-year period, including capital and related operations and maintenance expense budgets. Participating natural gas utilities would file an updated 10-year plan at least once every third year under the proposal. Related costs of implementing an approved comprehensive plan would be included in the utility's next rate case or GRAM filing. The rulemaking process is expected to be completed during 2020.
Virginia Natural Gas
In 2017, the Virginia Commission approved a settlement for a $34 million increase in annual base rate revenues, effective September 1, 2017, including $13 million related to the recovery of investments under the SAVE program. See "Infrastructure Replacement Programs and Capital Projects" herein for additional information. An authorized ROE range of 9.0% to 10.0% with a midpoint of 9.5% will be used to determine the revenue requirement in any filing, other than for a change in base rates.
In December 2018, the Virginia Commission approved Virginia Natural Gas' annual information form filing, which reduced annual base rates by $14 million effective January 1, 2019 due to lower tax expense as a result of the Tax Reform Legislation, along with customer refunds, via bill credits, for $14 million related to 2018 tax benefits deferred as a regulatory liability at December 31, 2018. These customer refunds were completed in the first quarter 2019.
On February 3, 2020, Virginia Natural Gas filed a notice of intent with the Virginia Commission as required prior to the filing of a base rate case, which will occur between April 3, 2020 and April 30, 2020. The ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

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

	December 31, 2019	December 31, 2018
	(in millions)
Atlanta Gas Light	$70	$95
Virginia Natural Gas	10	11
Nicor Gas	2	4
Total	$82	$110

3. CONTINGENCIES, COMMITMENTS, AND GUARANTEES
General Litigation Matters
The Registrants are involved in various other matters being litigated and regulatory matters. The ultimate outcome of such pending or potential litigation or regulatory matters against each Registrant and any subsidiaries cannot be determined at this time; however, for current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on such Registrant's financial statements.
The Registrants believe the pending legal challenges discussed below have no merit; however, the ultimate outcome of these matters cannot be determined at this time.
Southern Company
In January 2017, a securities class action complaint was filed against Southern Company, certain of its officers, and certain former Mississippi Power officers in the U.S. District Court for the Northern District of Georgia by Monroe County Employees' Retirement System on behalf of all persons who purchased shares of Southern Company's common stock between April 25, 2012 and October 29, 2013. The complaint alleges that Southern Company, certain of its officers, and certain former Mississippi Power officers made materially false and misleading statements regarding the Kemper County energy facility in violation of certain provisions under the Securities Exchange Act of 1934, as amended. The complaint seeks, among other things, compensatory damages and litigation costs and attorneys' fees. In 2017, the plaintiffs filed an amended complaint that provided additional detail about their claims, increased the purported class period by one day, and added certain other former Mississippi Power officers as defendants. Also in 2017, the defendants filed a motion to dismiss the plaintiffs' amended complaint with prejudice, to which the plaintiffs filed an opposition. In March 2018, the court issued an order granting, in part, the defendants' motion to dismiss. The court dismissed certain claims against certain officers of Southern Company and Mississippi Power and dismissed the allegations related to a number of the statements that plaintiffs challenged as being false or misleading. In April 2018, the defendants filed a motion for reconsideration of the court's order, seeking dismissal of the remaining claims in the lawsuit. In August 2018, the court denied the motion for reconsideration and denied a motion to certify the issue for interlocutory appeal. On August 22, 2019, the court certified the plaintiffs' proposed class. On September 5, 2019, the defendants filed a petition for interlocutory appeal of the class certification order with the U.S. Court of Appeals for the Eleventh Circuit. On December 19, 2019, the U.S. District Court for the Northern District of Georgia entered an order staying all deadlines in the case pending mediation. The stay automatically expires on March 31, 2020.
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
Southern Company and Subsidiary Companies 2019 Annual Report

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
Mississippi Power
In May 2018, Southern Company and Mississippi Power received a notice of dispute and arbitration demand filed by Martin Product Sales, LLC (Martin) based on two agreements, both related to Kemper IGCC byproducts for which Mississippi Power provided termination notices in 2017. Martin alleges breach of contract, breach of good faith and fair dealing, fraud and misrepresentation, and civil conspiracy and makes a claim for damages in the amount of approximately $143 million, as well as additional unspecified damages, attorney's fees, costs, and interest. A portion of the claim for damages was on behalf of Martin Transport, Inc. (Martin Transport), an affiliate of Martin. In the first quarter 2019, Mississippi Power and Southern Company filed motions to dismiss, which were denied by the arbitration panel on May 10, 2019. On September 27, 2019, Martin Transport filed a separate complaint against Mississippi Power in the Circuit Court of Kemper County, Mississippi alleging claims of fraud, negligent misrepresentation, promissory estoppel, and equitable estoppel, each arising out of the same alleged facts and circumstances that underlie Martin's arbitration demand. Martin Transport seeks compensatory damages of $5 million and punitive damages of $50 million. In November 2019, Martin Transport's claim was combined with the Martin arbitration case and the separate court case was dismissed. On December 16, 2019, Southern Company and Mississippi Power each filed motions for summary judgment on all claims. On February 17, 2020, the arbitration panel granted Southern Company's motion and dismissed Southern Company from the arbitration. An adverse outcome in this proceeding could have a material impact on Southern Company's and Mississippi Power's financial statements.
In November 2018, Ray C. Turnage and 10 other individual plaintiffs filed a putative class action complaint against Mississippi Power and three members of the Mississippi PSC in the U.S. District Court for the Southern District of Mississippi. Mississippi Power received Mississippi PSC approval in 2013 to charge a mirror CWIP rate premised upon including in its rate base pre-construction and construction costs for the Kemper IGCC prior to placing the Kemper IGCC into service. The Mississippi Supreme Court reversed that approval and ordered Mississippi Power to refund the amounts paid by customers under the previously-approved mirror CWIP rate. The plaintiffs allege that the initial approval process, and the amount approved, were improper. They also allege that Mississippi Power underpaid customers by up to $23.5 million in the refund process by applying an incorrect interest rate. The plaintiffs seek to recover, on behalf of themselves and their putative class, actual damages, punitive

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

damages, pre-judgment interest, post-judgment interest, attorney's fees, and costs. In response to Mississippi Power and the Mississippi PSC each filing a motion to dismiss, the plaintiffs filed an amended complaint on March 14, 2019. The amended complaint included four additional plaintiffs and additional claims for gross negligence, reckless conduct, and intentional wrongdoing. Mississippi Power and the Mississippi PSC have each filed a motion to dismiss the amended complaint. An adverse outcome in this proceeding could have a material impact on Mississippi Power's financial statements.
See Note 2 under "Kemper County Energy Facility" for additional information.
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
Environmental Remediation
The Southern Company system must comply with environmental laws and regulations governing the handling and disposal of waste and releases of hazardous substances. Under these various laws and regulations, the Southern Company system could incur substantial costs to clean up affected sites. The traditional electric operating companies and the natural gas distribution utilities conduct studies to determine the extent of any required cleanup and have recognized the estimated costs to clean up known impacted sites in the financial statements. A liability for environmental remediation costs is recognized only when a loss is determined to be probable and reasonably estimable. The traditional electric operating companies and the natural gas distribution utilities in Illinois and Georgia have each received authority from their respective state PSCs or other applicable state regulatory agencies to recover approved environmental compliance costs through regulatory mechanisms. These regulatory mechanisms are adjusted annually or as necessary within limits approved by the state PSCs or other applicable state regulatory agencies. At December 31, 2019 and 2018, the environmental remediation liabilities of Alabama Power and Mississippi Power were immaterial.
Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected. For all years presented, Georgia Power recovered approximately $2 million annually through the ECCR tariff. Effective January 1, 2020, Georgia Power is recovering approximately $12 million annually through the ECCR tariff under the 2019 ARP. Georgia Power recognizes a liability for environmental remediation costs only when it determines a loss is probable and reasonably estimable and reduces the reserve as expenditures are incurred. Any difference between the liabilities accrued and costs recovered through rates is deferred as a regulatory asset or liability. The annual recovery amount is expected to be adjusted in future regulatory proceedings.
On December 23, 2019, Mississippi Power entered into an agreement with the Mississippi Commission on Environmental Quality related to groundwater conditions arising from the closed ash pond at Plant Watson. Mississippi Power paid a civil penalty of $200,000 and will complete an assessment and remediation consistent with the requirements of the agreement and the CCR Rule. It is anticipated that corrective action will be needed; however, an estimate of remedial costs will not be available until further site assessment is completed. Mississippi Power expects to recover the retail portion of remedial costs through the ECO Plan and the wholesale portion through MRA rates.
Southern Company Gas is subject to environmental remediation liabilities associated with 40 former MGP sites in four different states. Southern Company Gas' accrued environmental remediation liability at December 31, 2019 and 2018 was based on the

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

estimated cost of environmental investigation and remediation associated with known current and former MGP operating sites. These environmental remediation expenditures are generally recoverable from customers through rate mechanisms approved by the applicable state regulatory agencies of the natural gas distribution utilities.
At December 31, 2019 and 2018, the environmental remediation liability and the balance of under recovered environmental remediation costs were reflected in the balance sheets as follows:

	Southern Company	Georgia Power	Southern Company Gas
	(in millions)
December 31, 2019:
Environmental remediation liability:
Other current liabilities	$51	$15	$36
Accrued environmental remediation	234	—	233
Under recovered environmental remediation costs:
Other regulatory assets, current	$49	$12	$37
Other regulatory assets, deferred	300	40	260

December 31, 2018:
Environmental remediation liability:
Other current liabilities	$49	$23	$26
Accrued environmental remediation	268	—	268
Under recovered environmental remediation costs:
Other regulatory assets, current	$21	$2	$19
Other regulatory assets, deferred	345	53	292

The ultimate outcome of these matters cannot be determined at this time; however, as a result of the regulatory treatment for environmental remediation expenses described above, the final disposition of these matters is not expected to have a material impact on the financial statements of the applicable Registrants.
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
In 2017, Alabama Power and Georgia Power filed additional lawsuits against the U.S. government in the Court of Federal Claims for the costs of continuing to store spent nuclear fuel at Plants Farley, Hatch, and Vogtle Units 1 and 2 for the period from January 1, 2015 through December 31, 2017. Damages will continue to accumulate until the issue is resolved, the U.S. government disposes of Alabama Power's and Georgia Power's spent nuclear fuel pursuant to its contractual obligations, or alternative storage is otherwise provided. No amounts have been recognized in the financial statements as of December 31, 2019 for any potential recoveries from the pending lawsuits.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

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
Nuclear Insurance
Under the Price-Anderson Amendments Act (Act), Alabama Power and Georgia Power maintain agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the companies' nuclear power plants. The Act provides funds up to $13.9 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $450 million by American Nuclear Insurers (ANI), with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors. A company could be assessed up to $138 million per incident for each licensed reactor it operates but not more than an aggregate of $20 million per incident to be paid in a calendar year for each reactor. Such maximum assessment, excluding any applicable state premium taxes, for Alabama Power and Georgia Power, based on its ownership and buyback interests in all licensed reactors, is $275 million and $267 million, respectively, per incident, but not more than an aggregate of $41 million and $40 million, respectively, to be paid for each incident in any one year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years. The next scheduled adjustment is due no later than November 1, 2023. See Note 5 under "Joint Ownership Agreements" for additional information on joint ownership agreements.
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
Under each of the NEIL policies, members are subject to assessments each year if losses exceed the accumulated funds available to the insurer. The maximum annual assessments for Alabama Power and Georgia Power as of December 31, 2019 under the NEIL policies would be $58 million and $85 million, respectively.
Claims resulting from terrorist acts are covered under both the ANI and NEIL policies (subject to normal policy limits). The aggregate that NEIL will pay for all claims resulting from terrorist acts in any 12-month period is $3.2 billion plus such additional amounts NEIL can recover through reinsurance, indemnity, or other sources.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Other Matters
Southern Company
As discussed in Note 1 under "Leveraged Leases," a subsidiary of Southern Holdings has several leveraged lease agreements. The ability of the lessees to make required payments to the Southern Holdings subsidiary is dependent on the operational performance of the assets. In 2017, the financial and operational performance of one of the lessees and the associated generation assets raised significant concerns about the short-term ability of the generation assets to produce cash flows sufficient to support ongoing operations and the lessee's contractual obligations and its ability to make the remaining semi-annual lease payments through the end of the lease term in 2047. In addition, following the expiration of the existing power offtake agreement in 2032, the lessee also is exposed to remarketing risk, which encompasses the price and availability of alternative sources of generation. While all lease payments through December 31, 2019 have been paid in full due to recent operational improvements, operational and remarketing risks and the resulting cash liquidity challenges persist, and significant concerns continue regarding the lessee's ability to make the remaining semi-annual lease payments. These challenges may also impact the expected residual value of the generation assets. Southern Company has evaluated the recoverability of the lease receivable and the expected residual value of the generation assets under various scenarios. Based on current forecasts of energy prices in the years following the expiration of the existing PPA, Southern Company concluded that it is no longer probable that all of the associated rental payments will be received over the term of the lease. As a result, during the fourth quarter 2019, Southern Company revised the estimate of cash flows to be received under the leveraged lease, which resulted in an impairment charge of $17 million ($13 million after tax). If any future lease payment is not paid in full, the Southern Holdings subsidiary may be unable to make its corresponding payment to the holders of the underlying non-recourse debt related to the generation assets. Failure to make the required payment to the debtholders could represent an event of default that would give the debtholders the right to foreclose on, and take ownership of, the generation assets from the Southern Holdings subsidiary, in effect terminating the lease and resulting in the write-off of the related lease receivable, which totaled approximately $76 million at December 31, 2019. Southern Company will continue to monitor the operational performance of the underlying assets and evaluate the ability of the lessee to continue to make the required lease payments. The ultimate outcome of this matter cannot be determined at this time.
Alabama Power
On October 16, 2019, Alabama Power agreed to a consent order regarding a fish kill investigation. The consent order required Alabama Power to pay approximately $50,000 to the Alabama Department of Environmental Management in civil penalties and approximately $172,000 to the Alabama Department of Conservation and Natural Resources in fish restocking costs. Alabama Power paid the penalties and restocking costs during the fourth quarter 2019.
Mississippi Power
In 2013, Mississippi Power submitted a lost revenue claim under the Deepwater Horizon Economic and Property Damages Settlement Agreement associated with the oil spill that occurred in the Gulf of Mexico in 2010. In May 2018, Mississippi Power's claim was settled. The settlement proceeds of $18 million, net of expenses and income tax, were included in Mississippi Power's earnings for 2018. Mississippi Power received half of the settlement proceeds in 2018 and half in 2019.
In conjunction with Southern Company's sale of Gulf Power, NextEra Energy held back $75 million of the purchase price pending Mississippi Power and Gulf Power negotiating a mutually acceptable revised operating agreement for Plant Daniel. In addition, Mississippi Power and Gulf Power committed to seek a restructuring of their 50% undivided ownership interests in Plant Daniel such that each of them would, after the restructuring, own 100% of a generating unit. On January 15, 2019, Gulf Power provided notice to Mississippi Power that Gulf Power will retire its share of the generating capacity of Plant Daniel on January 15, 2024. Mississippi Power has the option to purchase Gulf Power's ownership interest for $1 on January 15, 2024, provided that Mississippi Power exercises the option no later than 120 days prior to that date. Mississippi Power is assessing the potential operational and economic effects of Gulf Power's notice. The ultimate outcome of these matters remains subject to completion of Mississippi Power's evaluations and applicable regulatory approvals, including by the FERC and the Mississippi PSC, and cannot be determined at this time. See Note 15 under "Southern Company" for information regarding the sale of Gulf Power.
Southern Company Gas
Gas Pipeline Projects
At December 31, 2019, Southern Company Gas was involved in two gas pipeline construction projects, the Atlantic Coast Pipeline project and the PennEast Pipeline project.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

The Atlantic Coast Pipeline has experienced challenges to its permits since construction began in 2018. During the third and fourth quarters 2018, a FERC stop work order, together with delays in obtaining permits necessary for construction and construction delays due to judicial actions, impacted the cost and schedule for the project. Project cost estimates are approximately $8.0 billion ($400 million for Southern Company Gas), excluding financing costs. On October 4, 2019, the U.S. Supreme Court agreed to hear Atlantic Coast Pipeline's appeal of a lower court ruling that overturned a key permit for the project. On January 7, 2020, the U.S. Court of Appeals for the Fourth Circuit vacated another key permit. The operator of the joint venture has indicated that it currently expects to complete construction by the end of 2021 and place the project in service shortly thereafter.
On February 7, 2020, Southern Company Gas entered into an agreement with Dominion Atlantic Coast Pipeline, LLC for the sale of its interest in Atlantic Coast Pipeline. The transaction is expected to be completed in the first half of 2020; however, the ultimate outcome cannot be determined at this time. See Note 15 under "Southern Company Gas – Proposed Sale of Pivotal LNG and Atlantic Coast Pipeline" for additional information.
Expected project costs related to the PennEast Pipeline for Southern Company Gas total approximately $300 million, excluding financing costs. In January 2018, the PennEast Pipeline received initial FERC approval. Work continues with state and federal agencies to obtain the required permits to begin construction on the PennEast Pipeline. On September 10, 2019, an appellate court ruled that the PennEast Pipeline does not have federal eminent domain authority over lands in which a state has property rights interests. On February 18, 2020, PennEast Pipeline filed a petition for a writ of certiorari to seek U.S. Supreme Court review of the appellate court decision. On December 30, 2019, PennEast Pipeline filed a two-year extension request with the FERC to complete the project by January 19, 2022.
Additionally, on January 30, 2020, PennEast Pipeline filed an amendment with the FERC to construct the pipeline project in two phases. The first phase would consist of 68 miles of pipe, constructed entirely within Pennsylvania, which is expected to be completed by November 2021. The second phase would include the remaining route in Pennsylvania and New Jersey and is targeted for completion in 2023. FERC approval of the amended plan is required prior to beginning the first phase.
The ultimate outcome of these matters cannot be determined at this time; however, any work delays, whether caused by judicial or regulatory action, abnormal weather, or other conditions, may result in additional cost or schedule modifications or, ultimately, in project cancellation, any of which could result in an impairment of one or both of Southern Company Gas' investments and could have a material impact on Southern Company's and Southern Company Gas' financial statements. Southern Company Gas evaluated its investments and determined there was no impairment as of December 31, 2019.
See Note 3 under "Guarantees" and Note 7 under "Southern Company Gas" for additional information.
Natural Gas Storage Facilities
A wholly-owned subsidiary of Southern Company Gas owns and operates a natural gas storage facility consisting of two salt dome caverns in Louisiana. Periodic integrity tests are required in accordance with rules of the Louisiana Department of Natural Resources (DNR). In 2017, in connection with an ongoing integrity project, updated seismic mapping indicated the proximity of one of the caverns to the edge of the salt dome may be less than the required minimum and could result in Southern Company Gas retiring the cavern early.
In the third quarter 2019, management determined that it no longer planned to obtain the core samples during 2020 that are necessary to determine the composition of the sheath surrounding the edge of the salt dome. Core sampling is a requirement of the Louisiana DNR to put the cavern back in service; as a result, the cavern will not return to service by 2021. This change in plan, which affects the future operation of the entire storage facility, resulted in a pre-tax impairment charge of $91 million ($69 million after-tax) recorded by Southern Company Gas in 2019. Southern Company Gas continues to monitor the pressure and overall structural integrity of the entire facility pending any future decisions regarding decommissioning.
Southern Company Gas has two other natural gas storage facilities located in California and Texas, which could be impacted by ongoing changes in the U.S. natural gas storage market. Recent sales of natural gas storage facilities have resulted in losses for the sellers and may imply an impact on future rates and/or asset values. Sustained diminished natural gas storage values could trigger impairment of either or both of these natural gas storage facilities, which have a combined net book value of $326 million at December 31, 2019.
The ultimate outcome of these matters cannot be determined at this time, but could have a material impact on the financial statements of Southern Company and Southern Company Gas.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Commitments
To supply a portion of the fuel requirements of the Southern Company system's electric generating plants, the Southern Company system has entered into various long-term commitments not recognized on the balance sheets for the procurement and delivery of fossil fuel and, for Alabama Power and Georgia Power, nuclear fuel. The majority of the Registrants' fuel expense for the periods presented was purchased under long-term commitments. Each Registrant expects that a substantial amount of its future fuel needs will continue to be purchased under long-term commitments.
Georgia Power has commitments, in the form of capacity purchases, regarding a portion of a 5% interest in the original cost of Plant Vogtle Units 1 and 2 owned by MEAG Power that are in effect until the later of the retirement of the plant or the latest stated maturity date of MEAG Power's bonds issued to finance such ownership interest. The payments for capacity are required whether or not any capacity is available. Portions of the capacity payments made to MEAG Power for its Plant Vogtle Units 1 and 2 investment relate to costs in excess of Georgia Power's allowed investment for ratemaking purposes. The present value of these portions at the time of the disallowance was written off. Generally, the cost of such capacity is included in purchased power in Southern Company's statements of income and in purchased power, non-affiliates in Georgia Power's statements of income. Georgia Power's capacity payments related to this commitment totaled $6 million, $8 million, and $9 million in 2019, 2018, and 2017, respectively. At December 31, 2019, Georgia Power's estimated long-term obligations related to this commitment totaled $56 million, consisting of $5 million for 2020, $5 million for 2021, $4 million for 2022, $3 million for 2023, $4 million for 2024, and $35 million for 2025 and thereafter.
See Note 9 for information regarding PPAs accounted for as leases.
Southern Company Gas has commitments for pipeline charges, storage capacity, and gas supply, including charges recoverable through natural gas cost recovery mechanisms or, alternatively, billed to marketers selling retail natural gas, as well as demand charges associated with Southern Company Gas' wholesale gas services. Gas supply commitments include amounts for gas commodity purchases associated with Southern Company Gas' gas marketing services of 45 million mmBtu at floating gas prices calculated using forward natural gas prices at December 31, 2019 and valued at $84 million. Southern Company Gas provides guarantees to certain gas suppliers for certain of its subsidiaries in support of payment obligations. Southern Company Gas' expected future contractual obligations for pipeline charges, storage capacity, and gas supply that are not recognized on the balance sheets at December 31, 2019 were as follows:

Pipeline Charges, Storage Capacity, and Gas Supply
(in millions)
2020	$725
2021	559
2022	526
2023	454
2024	330
2025 and thereafter	1,677
Total	$4,271

Guarantees
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
Alabama Power has guaranteed a $100 million principal amount long-term bank loan entered into by SEGCO in November 2018. Georgia Power has agreed to reimburse Alabama Power for the portion of such obligation corresponding to Georgia Power's proportionate ownership of SEGCO's stock if Alabama Power is called upon to make such payment under its guarantee. At December 31, 2019, the capitalization of SEGCO consisted of $87 million of equity and $100 million of long-term debt, on which the annual interest requirement is derived from a variable rate index. In addition, SEGCO had short-term debt outstanding of $26 million. See Note 7 under "SEGCO" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

In 2017, Atlantic Coast Pipeline executed a $3.4 billion revolving credit facility with a stated maturity date of October 2021. Southern Company Gas entered into a guarantee agreement to support its share of the revolving credit facility. Southern Company Gas' maximum exposure to loss under the terms of the guarantee is limited to 5% of the outstanding borrowings under the credit facility, and totaled $88 million as of December 31, 2019. See "Other Matters – Southern Company Gas – Gas Pipeline Projects" herein and Note 7 under "Southern Company Gas" for additional information regarding the Atlantic Coast Pipeline.
As discussed in Note 9, Alabama Power and Georgia Power have entered into certain residual value guarantees related to railcar leases.
4. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Registrants generate revenues from a variety of sources, some of which are not accounted for as revenue from contracts with customers, such as leases, derivatives, and certain cost recovery mechanisms. ASC 606 became effective on January 1, 2018 and the Registrants adopted it using the modified retrospective method applied to open contracts and only to the version of contracts in effect as of January 1, 2018. In accordance with the modified retrospective method, the Registrants' previously issued financial statements have not been restated to comply with ASC 606 and the Registrants did not have a cumulative-effect adjustment to retained earnings. See Note 1 under "Revenues" for additional information on the revenue policies of the Registrants. See Notes 9 and 14 for additional information on revenue accounted for under lease and derivative accounting guidance, respectively.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

The following tables disaggregate revenue from contracts with customers for 2019 and 2018:

2019	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Operating revenues
Retail electric revenues
Residential	$6,164	$2,509	$3,377	$278	$—	$—
Commercial	5,065	1,677	3,097	291	—	—
Industrial	3,126	1,460	1,360	306	—	—
Other	90	25	54	11	—	—
Total retail electric revenues	14,445	5,671	7,888	886	—	—
Natural gas distribution revenues
Residential	1,413	—	—	—	—	1,413
Commercial	389	—	—	—	—	389
Transportation	907	—	—	—	—	907
Industrial	35	—	—	—	—	35
Other	245	—	—	—	—	245
Total natural gas distribution revenues	2,989	—	—	—	—	2,989
Wholesale electric revenues
PPA energy revenues	833	145	60	11	648	—
PPA capacity revenues	453	102	54	3	322	—
Non-PPA revenues	232	81	9	352	238	—
Total wholesale electric revenues	1,518	328	123	366	1,208	—
Other natural gas revenues
Gas pipeline investments	32	—	—	—	—	32
Wholesale gas services	2,095	—	—	—	—	2,095
Gas marketing services	440	—	—	—	—	440
Other natural gas revenues	42	—	—	—	—	42
Total natural gas revenues	2,609	—	—	—	—	2,609
Other revenues	1,035	153	407	19	12	—
Total revenue from contracts with customers	22,596	6,152	8,418	1,271	1,220	5,598
Other revenue sources(a)	4,266	(27)	(10)	(7)	718	3,637
Other adjustments(b)	(5,443)	—	—	—	—	(5,443)
Total operating revenues	$21,419	$6,125	$8,408	$1,264	$1,938	$3,792

(a)
Other revenue sources primarily relate to revenues from customers accounted for as derivatives and leases, as well as alternative revenues program at Southern Company Gas and other cost recovery mechanisms at the traditional electric operating companies.

(b)
Other adjustments relate to the cost of Southern Company Gas' energy and risk management activities. Wholesale gas services revenues are presented net of the related costs of those activities on the statement of income. See Note 16 under "Southern Company Gas" for additional information on the components of wholesale gas services' operating revenues.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

2018	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Operating revenues
Retail electric revenues
Residential	$6,586	$2,285	$3,295	$277	$—	$—
Commercial	5,255	1,541	3,025	290	—	—
Industrial	3,152	1,364	1,321	326	—	—
Other	94	25	56	9	—	—
Total retail electric revenues	15,087	5,215	7,697	902	—	—
Natural gas distribution revenues
Residential	1,525	—	—	—	—	1,525
Commercial	436	—	—	—	—	436
Transportation	944	—	—	—	—	944
Industrial	40	—	—	—	—	40
Other	230	—	—	—	—	230
Total natural gas distribution revenues	3,175	—	—	—	—	3,175
Wholesale electric revenues
PPA energy revenues	950	158	81	15	727	—
PPA capacity revenues	498	101	53	6	394	—
Non-PPA revenues	263	119	24	329	230	—
Total wholesale electric revenues	1,711	378	158	350	1,351	—
Other natural gas revenues
Gas pipeline investments	32	—	—	—	—	32
Wholesale gas services	3,083	—	—	—	—	3,083
Gas marketing services	571	—	—	—	—	571
Other natural gas revenues	53	—	—	—	—	53
Total other natural gas revenues	3,739	—	—	—	—	3,739
Other revenues	1,529	210	236	22	13	—
Total revenue from contracts with customers	25,241	5,803	8,091	1,274	1,364	6,914
Other revenue sources(a)	5,108	229	329	(9)	841	3,849
Other adjustments(b)	(6,854)	—	—	—	—	(6,854)
Total operating revenues	$23,495	$6,032	$8,420	$1,265	$2,205	$3,909

(a)
Other revenue sources primarily relate to revenues from customers accounted for as derivatives and leases, as well as alternative revenues program at Southern Company Gas and other cost recovery mechanisms at the traditional electric operating companies.

(b)
Other adjustments relate to the cost of Southern Company Gas' energy and risk management activities. Wholesale gas services revenues are presented net of the related costs of those activities on the statement of income. See Note 16 under "Southern Company Gas" for additional information on the components of wholesale gas services' operating revenues.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers at December 31, 2019 and 2018:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Accounts Receivables
As of December 31, 2019	$2,413	$586	$688	$79	$97	$749
As of December 31, 2018	2,630	520	721	100	118	952
Contract Assets
As of December 31, 2019	$117	$—	$69	$—	$—	$—
As of December 31, 2018	102	—	58	—	—	—
Contract Liabilities
As of December 31, 2019	$52	$10	$13	$—	$1	$1
As of December 31, 2018	32	12	7	—	11	2
As of December 31, 2019 and 2018, Georgia Power had contract assets primarily related to fixed retail customer bill programs, where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over the one-year contract term, and unregulated service agreements, where payment is contingent on project completion. Alabama Power had contract liabilities for outstanding performance obligations primarily related to extended service agreements. Contract liabilities for Georgia Power and Southern Power relate to cash collections recognized in advance of revenue for certain unregulated service agreements and certain levelized PPAs, respectively. Southern Company's unregulated distributed generation business had contract assets of $40 million and $39 million at December 31, 2019 and 2018, respectively, and contract liabilities of $28 million and $11 million at December 31, 2019 and 2018, respectively, for outstanding performance obligations.
The following table reflects revenue from contracts with customers recognized in 2019 included in the contract liability at December 31, 2018:

	Southern Company	Alabama Power	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
Revenue Recognized
2019	$30	$11	$6	$11	$2

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Remaining Performance Obligations
The traditional electric operating companies and Southern Power have long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. These contracts primarily relate to PPAs whereby the traditional electric operating companies and Southern Power provide electricity and generation capacity to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related to certain fixed price contracts. Revenues from contracts with customers related to these performance obligations remaining at December 31, 2019 are expected to be recognized as follows:

	2020	2021	2022	2023	2024	2025 and Thereafter
	(in millions)
Southern Company	$490	$430	$336	$324	$323	$2,108
Alabama Power	21	25	22	22	22	118
Georgia Power	60	49	32	32	23	61
Southern Power	287	280	281	271	279	1,948

Revenue expected to be recognized for performance obligations remaining at December 31, 2019 was immaterial for Mississippi Power.
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
The Registrants' property, plant, and equipment in service consisted of the following at December 31, 2019 and 2018:

At December 31, 2019:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Electric utilities:
Generation	$50,329	$15,329	$18,341	$2,786	$13,241	$—
Transmission	12,157	4,719	6,590	808	—	—
Distribution	19,846	7,798	11,024	1,024	—	—
General/other	4,650	2,177	2,182	239	29	—
Electric utilities' plant in service	86,982	30,023	38,137	4,857	13,270	—
Southern Company Gas:
Natural gas distribution utilities transportation and distribution	13,518	—	—	—	—	13,518
Storage facilities	1,634	—	—	—	—	1,634
Other	1,192	—	—	—	—	1,192
Southern Company Gas plant in service	16,344	—	—	—	—	16,344
Other plant in service	1,788	—	—	—	—	—
Total plant in service	$105,114	$30,023	$38,137	$4,857	$13,270	$16,344

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

At December 31, 2018:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Electric utilities:
Generation	$52,324	$16,533	$19,145	$2,849	$13,246	$—
Transmission	11,344	4,380	6,156	769	—	—
Distribution	18,746	7,389	10,389	968	—	—
General/other	4,446	2,100	1,985	314	25	—
Electric utilities' plant in service	86,860	30,402	37,675	4,900	13,271	—
Southern Company Gas:
Natural gas distribution utilities transportation and distribution	12,409	—	—	—	—	12,409
Storage facilities	1,640	—	—	—	—	1,640
Other	1,128	—	—	—	—	1,128
Southern Company Gas plant in service	15,177	—	—	—	—	15,177
Other plant in service	1,669	—	—	—	—	—
Total plant in service	$103,706	$30,402	$37,675	$4,900	$13,271	$15,177

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
The portion of Southern Company Gas' non-working gas used to maintain the structural integrity of natural gas storage facilities that is considered to be non-recoverable is depreciated, while the recoverable or retained portion is not depreciated.
Finance Leases
Assets acquired under a finance lease (previously referred to as a capital lease) are included in property, plant, and equipment and are further detailed in the table below for the applicable Registrants at December 31, 2018:

At December 31, 2018:	Southern Company	Georgia Power
	(in millions)
Office buildings	$216	$61
PPAs(*)	—	144
Computer-related equipment	43	—
Gas pipeline	7	—
Less: Accumulated amortization	(75)	(84)
Balance, net of amortization	$191	$121

(*)	Represents Georgia Power's affiliate PPAs with Southern Power. See Note 1 under "Affiliate Transactions" for additional information.
See Note 9 for additional information, including finance lease right-of-use (ROU) assets, net included in property, plant, and equipment at December 31, 2019.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Depreciation and Amortization
The traditional electric operating companies' and Southern Company Gas' depreciation of the original cost of utility plant in service is provided primarily by using composite straight-line rates. The approximate rates for 2019, 2018, and 2017 are as follows:

	2019	2018	2017
Alabama Power	3.1%	3.0%	2.9%
Georgia Power	2.6%	2.6%	2.7%
Mississippi Power	3.7%	4.2%	3.4%
Southern Company Gas	2.9%	2.9%	2.9%

Depreciation studies are conducted periodically to update the composite rates. These studies are filed with the respective state PSC and/or other applicable state and federal regulatory agencies for the traditional electric operating companies and natural gas distribution utilities. Effective January 1, 2020, Georgia Power's and Atlanta Gas Light's depreciation rates were revised by the Georgia PSC in connection with their respective base rate cases. On November 26, 2019, an updated depreciation study was filed with the Mississippi PSC in conjunction with the Mississippi Power 2019 Base Rate Case requesting a $16 million increase in total annual depreciation. See Note 2 for additional information.
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
At December 31, 2019 and 2018, accumulated depreciation for utility plant in service totaled $30.0 billion and $30.3 billion, respectively, for Southern Company and $4.5 billion and $4.3 billion, respectively, for Southern Company Gas.
Depreciation of the original cost of other plant in service is provided primarily on a straight-line basis over estimated useful lives, which for Southern Company range up to 65 years and for Southern Company Gas range from five to 15 years for transportation equipment, 40 to 60 years for storage facilities, and up to 65 years for other assets. At December 31, 2019 and 2018, accumulated depreciation for other plant in service totaled $732 million and $766 million, respectively, for Southern Company and $155 million and $129 million, respectively, for Southern Company Gas.
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

Southern Power Generating Facility	Useful life
Natural gas	Up to 45 years
Biomass(*)	Up to 40 years
Solar	Up to 35 years
Wind	Up to 30 years

(*)	See Note 15 under "Southern Power – Sales of Natural Gas and Biomass Plants" for information on Southern Power's sale of its biomass facility on June 13, 2019.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Joint Ownership Agreements
At December 31, 2019, the Registrants' percentage ownership and investment (exclusive of nuclear fuel) in jointly-owned facilities in commercial operation were as follows:

Facility (Type)	Percent Ownership		Plant in Service	Accumulated Depreciation	CWIP
			(in millions)
Alabama Power
Greene County (natural gas) Units 1 and 2	60.0%	(a)	$182	$71	$1
Plant Miller (coal) Units 1 and 2	91.8	(b)	2,058	630	65

Georgia Power
Plant Hatch (nuclear)	50.1%	(c)	$1,316	$603	$40
Plant Vogtle (nuclear) Units 1 and 2	45.7	(c)	3,565	2,177	96
Plant Scherer (coal) Units 1 and 2	8.4	(c)	266	94	14
Plant Scherer (coal) Unit 3	75.0	(c)	1,267	492	47
Plant Wansley (coal)	53.5	(c)	1,059	367	10
Rocky Mountain (pumped storage)	25.4	(d)	182	139	—

Mississippi Power
Greene County (natural gas) Units 1 and 2	40.0%	(a)	$118	$46	$1
Plant Daniel (coal) Units 1 and 2	50.0	(e)	750	214	11

Southern Company Gas
Dalton Pipeline (natural gas pipeline)	50.0%	(f)	$271	$10	$—

(a)	Jointly owned by Alabama Power and Mississippi Power and operated and maintained by Alabama Power.

(b)	Jointly owned with PowerSouth and operated and maintained by Alabama Power.

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

(e)
Jointly owned by Gulf Power and Mississippi Power. In accordance with the operating agreement, Mississippi Power acts as Gulf Power's agent with respect to the operation and maintenance of these units. See Note 3 under "Other Matters – Mississippi Power" for information regarding a commitment between Mississippi Power and Gulf Power to seek a restructuring of their 50% undivided ownership interests in Plant Daniel.

(f)
Jointly owned with The Williams Companies, Inc., The Dalton Pipeline is a 115-mile natural gas pipeline that serves as an extension of the Transco natural gas pipeline system into northwest Georgia. Southern Company Gas leases its 50% undivided ownership for approximately $26 million annually for an initial term through 2042. The lessee is responsible for maintaining the pipeline during the lease term and for providing service to transportation customers under its FERC-regulated tariff.

Georgia Power also owns 45.7% of Plant Vogtle Units 3 and 4, which are currently under construction and had a CWIP balance of $5.8 billion at December 31, 2019. See Note 2 under "Georgia Power – Nuclear Construction" for additional information.
The Registrants' proportionate share of their jointly-owned facility operating expenses is included in the corresponding operating expenses in the statements of income and each Registrant is responsible for providing its own financing.
Assets Subject to Lien
In October 2018, the Mississippi PSC approved executed agreements between Mississippi Power and its largest retail customer, Chevron Products Company (Chevron), for Mississippi Power to continue providing retail service to the Chevron refinery in Pascagoula, Mississippi through 2038. The agreements grant Chevron a security interest in the co-generation assets, with a lease receivable balance of $118 million at December 31, 2019, located at the refinery that is exercisable upon the occurrence of (i) certain bankruptcy events or (ii) other events of default coupled with specific reductions in steam output at the facility and a downgrade of Mississippi Power's credit rating to below investment grade by two of the three rating agencies.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

On January 17, 2020, Southern Power completed the sale of its equity interests in Plant Mankato to a subsidiary of Xcel. As of December 31, 2019, under the terms of the PPA and the expansion PPA for Plant Mankato, approximately $547 million of assets, primarily related to property, plant, and equipment, were subject to lien. See Note 15 under "Southern Power – Sales of Natural Gas and Biomass Plants" for additional information.
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
The ARO liabilities for the traditional electric operating companies primarily relate to facilities that are subject to the CCR Rule and the related state rules, principally ash ponds. In addition, Alabama Power and Georgia Power have retirement obligations related to the decommissioning of nuclear facilities (Alabama Power's Plant Farley and Georgia Power's ownership interests in Plant Hatch and Plant Vogtle Units 1 and 2). See "Nuclear Decommissioning" herein for additional information. The traditional electric operating companies also have AROs related to various landfill sites, asbestos removal, and underground storage tanks, as well as, for Alabama Power, disposal of polychlorinated biphenyls in certain transformers and sulfur hexafluoride gas in certain substation breakers, for Georgia Power, gypsum cells and restoration of land at the end of long-term land leases for solar facilities, and, for Mississippi Power, mine reclamation and water wells. The ARO liability for Southern Power primarily relates to Southern Power's solar and wind facilities, which are located on long-term land leases requiring the restoration of land at the end of the lease.
The traditional electric operating companies and Southern Company Gas also have identified other retirement obligations, such as obligations related to certain electric transmission and distribution facilities, certain asbestos-containing material within long-term assets not subject to ongoing repair and maintenance activities, certain wireless communication towers, the disposal of polychlorinated biphenyls in certain transformers, leasehold improvements, equipment on customer property, and property associated with the Southern Company system's rail lines and natural gas pipelines. However, liabilities for the removal of these assets have not been recorded because the settlement timing for certain retirement obligations related to these assets is indeterminable and, therefore, the fair value of the retirement obligations cannot be reasonably estimated. A liability for these retirement obligations will be recognized when sufficient information becomes available to support a reasonable estimation of the ARO.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Details of the AROs included in the balance sheets are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)
	(in millions)
Balance at December 31, 2017	$4,824	$1,709	$2,638	$174	$78
Liabilities incurred	29	—	27	—	2
Liabilities settled	(244)	(55)	(116)	(35)	—
Accretion	217	106	94	5	4
Cash flow revisions	4,737	1,450	3,186	16	—
Reclassification to held for sale	(169)	—	—	—	—
Balance at December 31, 2018	$9,394	$3,210	$5,829	$160	$84
Liabilities incurred	37	—	35	1	1
Liabilities settled	(328)	(127)	(151)	(35)	—
Accretion	402	145	243	7	4
Cash flow revisions	281	312	(172)	57	—
Balance at December 31, 2019	$9,786	$3,540	$5,784	$190	$89

(*)	Included in other deferred credits and liabilities on Southern Power's consolidated balance sheets.
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
Also in June 2018, Alabama Power completed an updated decommissioning cost site study for Plant Farley. The estimated cost of decommissioning based on the study resulted in an increase in Alabama Power's ARO liability of approximately $300 million. In December 2018, Georgia Power completed updated decommissioning cost site studies for Plant Hatch and Plant Vogtle Units 1 and 2. The estimated cost of decommissioning based on the studies resulted in an increase in Georgia Power's ARO liability of approximately $130 million. See "Nuclear Decommissioning" below for additional information.
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
The 2018 reclassification of a portion of the ARO liability to liabilities held for sale by Southern Company represents the AROs related to Gulf Power. See Note 15 under "Southern Company" and "Assets Held for Sale" for additional information.
During 2019, Alabama Power recorded increases totaling approximately $312 million to its AROs primarily related to the CCR Rule and the related state rule based on management's completion of closure designs during the second and third quarters 2019 under the planned closure-in-place methodology for all but one of its ash pond facilities. During 2019, Mississippi Power recorded an increase of approximately $57 million to its AROs related to the CCR Rule, primarily associated with the ash pond facility at Plant Greene County, which is jointly owned with Alabama Power. The additional estimated costs to close these ash ponds under the planned closure-in-place methodology primarily relate to cost inputs from contractor bids, internal drainage and dewatering system designs, and increases in the estimated ash volumes. Alabama Power anticipates increasing the ARO for its remaining ash pond facility within the next nine months upon completion of a feasibility study and the related cost estimate, and the increase could be material.
During the second half of 2019, Georgia Power completed an assessment of its plans to close the ash ponds at all of its generating plants in compliance with the CCR Rule and the related state rule. Cost estimates were revised to reflect further refined costs for

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

closure plans and updates to the timing of future cash outlays. As a result, in December 2019, Georgia Power recorded a decrease of approximately $174 million to its AROs related to the CCR Rule and the related state rule.
The cost estimates for AROs related to the CCR Rule and related state rules are based on information at December 31, 2019 using various assumptions related to closure and post-closure costs, timing of future cash outlays, inflation and discount rates, and the potential methods for complying with the CCR Rule and related state requirements for closure. The traditional electric operating companies expect to continue to update their cost estimates and ARO liabilities periodically as additional information related to these assumptions becomes available. Additionally, the closure designs and plans in the States of Alabama and Georgia are subject to approval by environmental regulatory agencies. Absent continued recovery of ARO costs through regulated rates, Southern Company's and the traditional electric operating companies' results of operations, cash flows, and financial condition could be materially impacted. The ultimate outcome of this matter cannot be determined at this time.
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
The Funds at Georgia Power participate in a securities lending program through the managers of the Funds. Under this program, Georgia Power's Funds' investment securities are loaned to institutional investors for a fee. Securities loaned are fully collateralized by cash, letters of credit, and/or securities issued or guaranteed by the U.S. government or its agencies or instrumentalities. At December 31, 2019 and 2018, approximately $28 million and $27 million, respectively, of the fair market value of Georgia Power's Funds' securities were on loan and pledged to creditors under the Funds' managers' securities lending program. The fair value of the collateral received was approximately $29 million and $28 million at December 31, 2019 and 2018, respectively, and can only be sold by the borrower upon the return of the loaned securities. The collateral received is treated as a non-cash item in the statements of cash flows.
Investment securities in the Funds for December 31, 2019 and 2018 were as follows:

	Southern Company	Alabama Power	Georgia Power
	(in millions)
At December 31, 2019:
Equity securities	$1,159	$743	$416
Debt securities	798	218	580
Other securities	77	60	17
Total investment securities in the Funds	$2,034	$1,021	$1,013

At December 31, 2018:
Equity securities	$919	$594	$325
Debt securities	726	201	525
Other securities	74	51	23
Total investment securities in the Funds	$1,719	$846	$873

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

These amounts exclude receivables related to investment income and pending investment sales and payables related to pending investment purchases. For Southern Company and Georgia Power, these amounts include Georgia Power's investment securities pledged to creditors and collateral received and excludes payables related to Georgia Power's securities lending program.
The fair value increases (decreases) of the Funds, including unrealized gains (losses) and reinvested interest and dividends and excluding the Funds' expenses, for 2019, 2018, and 2017 are shown in the table below.

	Southern Company	Alabama Power	Georgia Power
	(in millions)
Fair value increases (decreases)
2019	$344	$194	$150
2018	(67)	(38)	(29)
2017	233	125	108

Unrealized gains (losses)
At December 31, 2019	$259	$149	$110
At December 31, 2018	(183)	(96)	(87)
At December 31, 2017	181	98	83
The investment securities held in the Funds continue to be managed with a long-term focus. Accordingly, all purchases and sales within the Funds are presented separately in the statements of cash flows as investing cash flows, consistent with the nature of the securities and purpose for which the securities were acquired.
For Alabama Power, approximately $16 million and $17 million at December 31, 2019 and 2018, respectively, previously recorded in internal reserves is being transferred into the Funds through 2040 as approved by the Alabama PSC. The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission only the radioactive portions of a nuclear unit based on the size and type of reactor. Alabama Power and Georgia Power have filed plans with the NRC designed to ensure that, over time, the deposits and earnings of the Funds will provide the minimum funding amounts prescribed by the NRC.
At December 31, 2019 and 2018, the accumulated provisions for the external decommissioning trust funds were as follows:

	2019	2018
	(in millions)
Alabama Power
Plant Farley	$1,021	$846

Georgia Power
Plant Hatch	$634	$547
Plant Vogtle Units 1 and 2	379	326
Total	$1,013	$873

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Site study cost is the estimate to decommission a specific facility as of the site study year. The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from these estimates because of changes in the assumed date of decommissioning, changes in NRC requirements, or changes in the assumptions used in making these estimates. The estimated costs of decommissioning at December 31, 2019 based on the most current studies, which were each performed in 2018, were as follows:

	Plant Farley	Plant Hatch(*)	Plant Vogtle Units 1 and 2(*)
Decommissioning periods:
Beginning year	2037	2034	2047
Completion year	2076	2075	2079
	(in millions)
Site study costs:
Radiated structures	$1,234	$734	$601
Spent fuel management	387	172	162
Non-radiated structures	99	56	79
Total site study costs	$1,720	$962	$842

(*)	Based on Georgia Power's ownership interests.
For ratemaking purposes, Alabama Power's decommissioning costs are based on the site study and Georgia Power's decommissioning costs are based on the NRC generic estimate to decommission the radioactive portion of the facilities and the site study estimate for spent fuel management as of 2018. Significant assumptions used to determine these costs for ratemaking were an estimated inflation rate of 4.5% and 2.75% for Alabama Power and Georgia Power, respectively, and an estimated trust earnings rate of 7.0% and 4.75% for Alabama Power and Georgia Power, respectively.
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
Under the 2013 ARP, Georgia Power's annual decommissioning cost for ratemaking was a total of $5 million for Plant Hatch and Plant Vogtle Units 1 and 2. Effective January 1, 2020, in connection with the 2019 ARP, this total annual amount was reduced to $4 million. See Note 2 under "Georgia Power – Rate Plans – 2019 ARP" for additional information.
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
SEGCO
Alabama Power and Georgia Power own equally all of the outstanding capital stock of SEGCO, which owns electric generating units with a total rated capacity of 1,020 MWs, as well as associated transmission facilities. Alabama Power and Georgia Power

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

account for SEGCO using the equity method; Southern Company consolidates SEGCO. The capacity of these units is sold equally to Alabama Power and Georgia Power. Alabama Power and Georgia Power make payments sufficient to provide for the operating expenses, taxes, interest expense, and a ROE. The share of purchased power included in purchased power, affiliates in the statements of income totaled $93 million in 2019, $102 million in 2018, and $76 million in 2017 for Alabama Power and $95 million in 2019, $105 million in 2018, and $78 million in 2017 for Georgia Power.
SEGCO paid $14 million of dividends in 2019, $18 million in 2018, and $24 million in 2017, of which one-half of each was paid to each of Alabama Power and Georgia Power. In addition, Alabama Power and Georgia Power each recognize 50% of SEGCO's net income.
Alabama Power, which owns and operates a generating unit adjacent to the SEGCO generating units, has a joint ownership agreement with SEGCO for the ownership of an associated gas pipeline. Alabama Power owns 14% of the pipeline with the remaining 86% owned by SEGCO.
See Note 3 under "Guarantees" for additional information regarding guarantees of Alabama Power and Georgia Power related to SEGCO.
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
SP Solar and SP Wind
In May 2018, Southern Power sold a noncontrolling 33% limited partnership interest in SP Solar to Global Atlantic Financial Group Limited (Global Atlantic). See Note 15 under "Southern Power" for additional information. A wholly-owned subsidiary of Southern Power is the general partner and holds a 1% ownership interest in SP Solar and another wholly-owned subsidiary of Southern Power owns the remaining 66% ownership in SP Solar. SP Solar qualifies as a VIE since the arrangement is structured as a limited partnership and the 33% limited partner does not have substantive kick-out rights against the general partner.
At December 31, 2019 and 2018, SP Solar had total assets of $6.4 billion and $6.3 billion, respectively, total liabilities of $381 million and $113 million, respectively, and noncontrolling interests of $1.1 billion and $1.2 billion, respectively. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to Global Atlantic in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
In December 2018, Southern Power sold a noncontrolling tax-equity interest in SP Wind to three financial investors. SP Wind owns eight operating wind farms. See Note 15 under "Southern Power" for additional information. Southern Power owns 100% of the Class B membership interests and the three financial investors own 100% of the Class A membership interests. SP Wind qualifies as a VIE since the structure of the arrangement is similar to a limited partnership and the Class A members do not have substantive kick-out rights against Southern Power.
At December 31, 2019 and 2018, SP Wind had total assets of $2.5 billion and $2.5 billion, respectively, total liabilities of $128 million and $51 million, respectively, and noncontrolling interests of $45 million and $47 million, respectively. Under the terms of the limited liability agreement, distributions without Class A member consent are limited to available cash and SP Wind is obligated to distribute all such available cash to its members each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves. Cash distributions from SP Wind are generally allocated 60% to Southern Power and 40% to the three financial investors in accordance with the limited liability agreement.
Southern Power consolidates both SP Solar and SP Wind, as the primary beneficiary, since it controls the most significant activities of each entity, including operating and maintaining their assets. Certain transfers and sales of the assets in the VIEs are subject to partner consent and the liabilities are non-recourse to the general credit of Southern Power. Liabilities consist of customary working capital items and do not include any long-term debt.
Other Variable Interest Entities
Southern Power has other consolidated VIEs that relate to certain subsidiaries that have either sold noncontrolling interests to tax-equity investors or acquired less than a 100% interest from facility developers. These entities are considered VIEs because the

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

arrangements are structured similar to a limited partnership and the noncontrolling members do not have substantive kick-out rights.
At December 31, 2019 and 2018, the other VIEs had total assets of $1.1 billion and $858 million, respectively, total liabilities of $104 million and $80 million, respectively, and noncontrolling interests of $409 million and $241 million, respectively. Under the terms of the partnership agreements, distributions of all available cash are required each month or quarter and additional distributions require partner consent.
In August 2019, Southern Power completed the acquisition of a majority interest in DSGP and gained control of its most significant activities. As a result, Southern Power became the primary beneficiary of this VIE and began accounting for it as a consolidated entity. Upon consolidation of DSGP, Southern Power recorded an additional $107 million in assets, $51 million in liabilities, and $56 million in noncontrolling interest. There was no cash transferred as a result of this consolidation. From the date of Southern Power's first investment in June 2019 until gaining control in August 2019, Southern Power applied the equity method of accounting. See Note 15 under "Southern Power" for additional information.
Equity Method Investments
At December 31, 2019, Southern Power had equity method investments in several wind and battery storage projects totaling $28 million.
Redeemable Noncontrolling Interests
In 2017, Southern Power reclassified approximately $114 million from redeemable noncontrolling interests to non-redeemable noncontrolling interests due to the expiration of an option allowing SunPower Corporation to require Southern Power to purchase its redeemable noncontrolling interest at fair market value. In addition, in 2017, Turner Renewable Energy, LLC redeemed at fair value its 10% interest of redeemable noncontrolling interest in certain of Southern Power's solar facilities. At December 31, 2019, 2018, and 2017, there were no outstanding redeemable noncontrolling interests.
The following table presents the changes in Southern Power's redeemable noncontrolling interests for the year ended December 31, 2017:

2017
(in millions)
Beginning balance	$164
Net income attributable to redeemable noncontrolling interests	2
Distributions to redeemable noncontrolling interests	(2)
Capital contributions from redeemable noncontrolling interests	2
Redemption of redeemable noncontrolling interests	(59)
Reclassification to non-redeemable noncontrolling interests	(114)
Change in fair value of redeemable noncontrolling interests	7
Ending balance	$—

The following table presents the attribution of net income to Southern Power and the noncontrolling interests for the year ended December 31, 2017:

2017
(in millions)
Net income	$1,117
Less: Net income attributable to noncontrolling interests	44
Less: Net income attributable to redeemable noncontrolling interests	2
Net income attributable to Southern Power	$1,071

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Southern Company Gas
Equity Method Investments
The carrying amounts of Southern Company Gas' equity method investments at December 31, 2019 and 2018 and related income from those investments for the years ended December 31, 2019, 2018, and 2017 were as follows:

Investment Balance	2019	2018
	(in millions)
SNG(a)	$1,137	$1,261
Atlantic Coast Pipeline(b)	—	83
PennEast Pipeline	82	71
Pivotal JAX LNG(b)	—	53
Other(c)	32	70
Total	$1,251	$1,538

(a)	Decrease primarily relates to the continued amortization of deferred tax assets established upon acquisition, as well as distributions in excess of earnings.

(b)
As a result of the proposed sale of Southern Company Gas' interests in Pivotal LNG and Atlantic Coast Pipeline, these amounts are classified as held for sale at December 31, 2019. See Note 3 under "Other Matters – Southern Company Gas" and Note 15 under "Southern Company Gas – Proposed Sale of Pivotal LNG and Atlantic Coast Pipeline" and "Assets Held for Sale," respectively, for additional information.

(c)	Decrease primarily relates to the sale of Triton. See Note 15 under "Southern Company Gas" for additional information.

Earnings from Equity Method Investments	2019	2018	2017
	(in millions)
SNG	$141	$131	$88
Atlantic Coast Pipeline(a)	13	7	6
PennEast Pipeline(a)	6	5	6
Other(b)	(3)	5	6
Total	$157	$148	$106

(a)	Amounts primarily result from AFUDC equity recorded by the project entity.

(b)	Decrease primarily relates to the sale of Triton. See Note 15 under "Southern Company Gas" for additional information.
SNG
In 2016, Southern Company Gas, through a wholly-owned, indirect subsidiary, acquired a 50% equity interest in SNG, which is accounted for as an equity method investment. Selected financial information of SNG at December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018, and 2017 is as follows:

Balance Sheet Information	2019	2018
	(in millions)
Current assets	$85	$104
Property, plant, and equipment	2,570	2,606
Deferred charges and other assets	158	121
Total Assets	$2,813	$2,831

Current liabilities	$227	$103
Long-term debt	1,214	1,103
Other deferred charges and other liabilities	86	212
Total Liabilities	$1,527	$1,418

Total Stockholders' Equity	$1,286	$1,413
Total Liabilities and Stockholders' Equity	$2,813	$2,831

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Income Statement Information	2019	2018	2017
	(in millions)
Revenues	$630	$604	$544
Operating income	335	310	242
Net income	280	261	175

Atlantic Coast and PennEast Pipelines
In 2014, Southern Company Gas entered into a joint venture, whereby it holds a 5% ownership interest in the Atlantic Coast Pipeline, an interstate pipeline company formed to develop and operate an approximate 605-mile natural gas pipeline in North Carolina, Virginia, and West Virginia with expected initial transportation capacity of 1.5 Bcf per day. On February 7, 2020, Southern Company Gas entered into an agreement with Dominion Atlantic Coast Pipeline, LLC for the sale of its interest in Atlantic Coast Pipeline. The transaction is expected to be completed in the first half of 2020; however, the ultimate outcome cannot be determined at this time. See Note 15 under "Southern Company Gas – Proposed Sale of Pivotal LNG and Atlantic Coast Pipeline" for additional information.
Also in 2014, Southern Company Gas entered into a partnership in which it holds a 20% ownership interest in the PennEast Pipeline, an interstate pipeline company formed to develop and operate an approximate 118-mile natural gas pipeline between New Jersey and Pennsylvania. The expected initial transportation capacity of 1.0 Bcf per day is under long-term contracts, mainly with public utilities and other market-serving entities, such as electric generation companies, in New Jersey, Pennsylvania, and New York.
See Note 3 under "Other Matters – Southern Company Gas – Gas Pipeline Projects" and "Guarantees" for additional information on these pipeline projects.
Other
On May 29, 2019, Southern Company Gas sold its investment in Triton, a cargo container leasing company that was aggregated into Southern Company Gas' all other segment. See Note 15 under "Southern Company Gas" for additional information.
Southern Company Gas owns a 50% equity method investment in a LNG liquefaction and storage facility in Jacksonville, Florida, which was placed in service in October 2018. This facility is outfitted with a 2.0 million gallon storage tank with the capacity to produce in excess of 120,000 gallons of LNG per day. During 2019, net loss from this investment was $2 million. On February 7, 2020, Southern Company Gas entered into an agreement with Dominion Modular LNG Holdings, Inc. for the sale of its interest in Pivotal LNG, which includes the investment in this facility in Jacksonville, Florida. The transaction is expected to be completed in the first half of 2020; however, the ultimate outcome cannot be determined at this time. See Note 15 under "Southern Company Gas – Proposed Sale of Pivotal LNG and Atlantic Coast Pipeline" for additional information.
8. FINANCING
Long-term Debt
Maturities of long-term debt for the next five years are as follows:

	Southern Company(a)(b)	Alabama Power	Georgia Power(a)	Mississippi Power	Southern Power(b)	Southern Company Gas
	(in millions)
2020	$2,991	$251	$1,025	$281	$825	$—
2021	3,214	311	397	270	300	330
2022	2,003	751	527	—	677	46
2023	2,413	301	175	—	290	400
2024	492	22	477	—	—	—

(a)
Amounts include principal amortization related to the FFB borrowings beginning in February 2020; however, the final maturity date is February 20, 2044. See "DOE Loan Guarantee Borrowings" herein for additional information.

(b)	Southern Power's 2022 maturity represents euro-denominated debt at the U.S. dollar denominated hedge settlement amount.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

In addition to the items described herein, long-term debt at December 31, 2019 and 2018 consists of senior notes (for all Registrants), junior subordinated notes (for Southern Company and Georgia Power), first mortgage bonds and medium-term notes (for Southern Company and Southern Company Gas), and bank term loans (for Southern Company and Alabama Power).
The traditional electric operating companies also have pollution control revenue bond obligations, which represent loans to the traditional electric operating companies from public authorities of funds derived from sales by such authorities of revenue bonds issued to finance pollution control and solid waste disposal facilities. In some cases, the pollution control revenue bond obligations represent obligations under installment sales agreements with respect to facilities constructed with the proceeds of revenue bonds issued by public authorities. The traditional electric operating companies are required to make payments sufficient for the authorities to meet principal and interest requirements of such bonds. Proceeds from certain issuances are restricted until qualifying expenditures are incurred.
Alabama Power has formed a wholly-owned trust subsidiary for the purpose of issuing preferred securities. The proceeds of the related equity investments and preferred security sales were loaned back to Alabama Power through the issuance of junior subordinated notes totaling $206 million at December 31, 2019 and 2018, which constitute substantially all of the assets of this trust and are reflected in the balance sheets as long-term debt payable. Alabama Power considers that the mechanisms and obligations relating to the preferred securities issued for its benefit, taken together, constitute a full and unconditional guarantee by it of the trust's payment obligations with respect to these securities. See Note 1 under "Variable Interest Entities" for additional information on the accounting treatment for this trust and the related securities.
At December 31, 2019 and 2018, Mississippi Power had $270 million aggregate principal amount outstanding of Mississippi Business Finance Corporation Taxable Revenue Bonds, 7.13% Series 1999A due October 20, 2021. Mississippi Power assumed the obligations in 2011 in connection with its election under its operating lease of Plant Daniel Units 3 and 4 to purchase the assets. The bonds were recorded at fair value at the date of assumption, or $346 million, reflecting a premium of $76 million. See "Secured Debt" herein for additional information. At December 31, 2019 and 2018, Mississippi Power also had $50 million of tax-exempt revenue bond obligations outstanding representing loans to Mississippi Power from a public authority of funds derived from the sale by such authority of revenue bonds issued to finance a portion of the costs of constructing the Kemper County energy facility.
See Note 9 for information related to finance lease obligations.
DOE Loan Guarantee Borrowings
Pursuant to the loan guarantee program established under Title XVII of the Energy Policy Act of 2005 (Title XVII Loan Guarantee Program), Georgia Power and the DOE entered into a loan guarantee agreement in 2014 and the Amended and Restated Loan Guarantee Agreement in March 2019. Under the Amended and Restated Loan Guarantee Agreement, the DOE agreed to guarantee the obligations of Georgia Power under note purchase agreements among the DOE, Georgia Power, and the FFB and related promissory notes which provide for two multi-advance term loan facilities (FFB Credit Facilities). Under the FFB Credit Facilities, Georgia Power may make term loan borrowings through the FFB in an amount up to approximately $5.130 billion, provided that total aggregate borrowings under the FFB Credit Facilities may not exceed 70% of (i) Eligible Project Costs minus (ii) approximately $1.492 billion (reflecting the amounts received by Georgia Power under the Guarantee Settlement Agreement less the related customer refunds).
In March and December 2019, Georgia Power made borrowings under the FFB Credit Facilities in an aggregate principal amount of $835 million and $383 million, respectively, with applicable interest rates of 3.213% and 2.537%, respectively, both for an interest period that extends to the final maturity date of February 20, 2044. At December 31, 2019 and 2018, Georgia Power had $3.8 billion and $2.6 billion of borrowings outstanding under the FFB Credit Facilities, respectively.
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
Southern Company and Subsidiary Companies 2019 Annual Report

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
Outstanding secured debt at December 31, 2019 and 2018 for the applicable Registrants was as follows:

	Georgia Power(a)	Mississippi Power(b)	Southern Company Gas(c)
	(in millions)
December 31, 2019	$3,999	$270	$1,575
December 31, 2018	2,767	270	1,325

(a)
Includes Georgia Power's FFB loans that are secured by a first priority lien on (i) Georgia Power's 45.7% undivided ownership interest in Plant Vogtle Units 3 and 4 (primarily the units under construction, the related real property, and any nuclear fuel loaded in the reactor core) and (ii) Georgia Power's rights and obligations under the principal contracts relating to Plant Vogtle Units 3 and 4. See "Long-term Debt – DOE Loan Guarantee Borrowings" herein for additional information. Also includes finance lease obligations of $156 million and $142 million at December 31, 2019 and 2018, respectively. See Note 9 for additional information on finance lease obligations.

(b)
Represents revenue bonds assumed in conjunction with Mississippi Power's purchase of Plant Daniel Units 3 and 4 that are secured by Plant Daniel Units 3 and 4 and certain related personal property. See "Long-term Debt" herein for additional information.

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
Southern Company and Subsidiary Companies 2019 Annual Report

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
A holder's ownership interest in the RSNs is pledged to Southern Company to secure the holder's obligation under the related Stock Purchase Contract. If a holder of a Stock Purchase Contract chooses at any time to have its RSNs released from the pledge, such holder's obligation under such Stock Purchase Contract must be secured by a U.S. Treasury security equal to the aggregate principal amount of the RSNs. At the time of issuance, the RSNs were recorded on Southern Company's consolidated balance sheet as long-term debt and the present value of the contract adjustment payments of $198 million was recorded as a liability, representing the obligation to make contract adjustment payments, with an offsetting reduction to paid-in capital. The liability balance at December 31, 2019 was $185 million, of which $66 million was classified as current. The difference between the face value and present value of the contract adjustment payments will be accreted to interest expense on the consolidated statements of income over the three-year period ending in 2022. The liability recorded for the contract adjustment payments is considered non-cash and excluded from the consolidated statements of cash flows. To settle the Stock Purchase Contracts, Southern Company will be required to issue a maximum of 30.2 million shares of common stock (subject to anti-dilution adjustments and a make-whole adjustment if certain fundamental changes occur).

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Bank Credit Arrangements
At December 31, 2019, committed credit arrangements with banks were as follows:

	Expires
Company	2020	2022	2024	Total	Unused	Due within One Year
	(in millions)
Southern Company parent	$—	$—	$2,000	$2,000	$1,999	$—
Alabama Power	3	525	800	1,328	1,328	3
Georgia Power	—	—	1,750	1,750	1,733	—
Mississippi Power	—	150	—	150	150	—
Southern Power(a)	—	—	600	600	591	—
Southern Company Gas(b)	—	—	1,750	1,750	1,745	—
SEGCO	30	—	—	30	30	30
Southern Company	$33	$675	$6,900	$7,608	$7,576	$33

(a)	Southern Power's subsidiaries are not parties to its bank credit arrangement.

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
These bank credit arrangements, as well as the term loan arrangements of Alabama Power, Georgia Power, Southern Power, and SEGCO, contain covenants that limit debt levels and contain cross-acceleration or, in the case of Southern Power, cross-default provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. Such cross-default provisions to other indebtedness would trigger an event of default if Southern Power defaulted on indebtedness or guarantee obligations over a specified threshold. Such cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. Southern Company's, Southern Company Gas', and Nicor Gas' credit arrangements contain covenants that limit debt levels to 70% of total capitalization, as defined in the agreements, and the other subsidiaries' bank credit arrangements contain covenants that limit debt levels to 65% of total capitalization, as defined in the agreements. For purposes of these definitions, debt excludes the long-term debt payable to affiliated trusts and, in certain arrangements, other hybrid securities. Additionally, for Southern Company and Southern Power, for purposes of these definitions, debt excludes any project debt incurred by certain subsidiaries of Southern Power to the extent such debt is non-recourse to Southern Power and capitalization excludes the capital stock or other equity attributable to such subsidiaries. At December 31, 2019, the Registrants, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants and Nicor Gas. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at December 31, 2019 was approximately $1.4 billion (comprised of approximately $854 million at Alabama Power, $550 million at Georgia Power, and $40 million at Mississippi Power). In addition, at December 31, 2019, the traditional electric operating companies had approximately $275 million (comprised of approximately $87 million at Alabama Power and $188 million at Georgia Power) of revenue bonds outstanding that are required to be remarketed within the next 12 months.
In addition to its credit arrangement described above, at December 31, 2019, Southern Power also had a $120 million continuing letter of credit facility expiring in 2021 for standby letters of credit. At December 31, 2019, $97 million had been used for letters of credit, primarily as credit support for PPA requirements, and $23 million was unused. At December 31, 2018, the total amount

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

used under this facility was $103 million. Subsequent to December 31, 2019, Southern Power entered into an additional $60 million continuing letter of credit facility expiring in 2023 for standby letters of credit. Southern Power's subsidiaries are not parties to these letter of credit facilities. Also, at December 31, 2019 and 2018, Southern Power had $104 million and $103 million, respectively, of cash collateral posted related to PPA requirements, which is included in other deferred charges and assets in Southern Power's consolidated balance sheets.
Notes Payable
The Registrants, Nicor Gas, and SEGCO make short-term borrowings primarily through commercial paper programs that have the liquidity support of the committed bank credit arrangements described above under "Bank Credit Arrangements." Southern Power's subsidiaries are not parties or obligors to its commercial paper program. Southern Company Gas maintains commercial paper programs at Southern Company Gas Capital and at Nicor Gas. Nicor Gas' commercial paper program supports working capital needs at Nicor Gas as Nicor Gas is not permitted to make money pool loans to affiliates. All of Southern Company Gas' other subsidiaries benefit from Southern Company Gas Capital's commercial paper program. See "Structural Considerations" herein for additional information.
In addition, Southern Company and certain of its subsidiaries have entered into various bank term loan agreements. Unless otherwise stated, the proceeds of these loans were used to repay existing indebtedness and for general corporate purposes, including working capital and, for the subsidiaries, their continuous construction programs.
Commercial paper and short-term bank term loans are included in notes payable in the balance sheets. Details of short-term borrowings for the applicable Registrants were as follows:

	Notes Payable at December 31, 2019		Notes Payable at December 31, 2018
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
	(in millions)		(in millions)
Southern Company
Commercial paper	$1,705	2.1%	$1,064	3.0%
Short-term bank debt	350	2.3%	1,851	3.1%
Total	$2,055	2.1%	$2,915	3.1%

Georgia Power
Commercial paper	$115	2.1%	$294	3.1%
Short-term bank debt	250	2.2%	—	—%
Total	$365	2.2%	$294	3.1%

Southern Power
Commercial paper	$449	2.1%	$—	—%
Short-term bank debt	100	2.6%	100	3.1%
Total	$549	2.2%	$100	3.1%

Southern Company Gas
Commercial paper:
Southern Company Gas Capital	$372	2.1%	$403	3.1%
Nicor Gas	278	1.8%	247	3.0%
Total	$650	2.0%	$650	3.0%
See "Bank Credit Arrangements" herein for information on bank term loan covenants that limit debt levels and cross-acceleration or cross-default provisions.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Outstanding Classes of Capital Stock
Southern Company
Common Stock
Stock Issued
During 2019, Southern Company issued approximately 19.5 million shares of common stock through employee equity compensation plans and received proceeds of approximately $844 million.
See "Equity Units" herein for additional information.
Shares Reserved
At December 31, 2019, a total of 104 million shares were reserved for issuance pursuant to the Southern Investment Plan, employee savings plans, the Outside Directors Stock Plan, the Omnibus Incentive Compensation Plan (which includes stock options and performance share units as discussed in Note 12), and an at-the-market program. Of the total 104 million shares reserved, 9 million shares are available for awards under the Omnibus Incentive Compensation Plan at December 31, 2019.
Diluted Earnings Per Share
For Southern Company, the only difference in computing basic and diluted earnings per share (EPS) is attributable to awards outstanding under stock-based compensation plans and the Equity Units. Earnings per share dilution resulting from stock-based compensation plans and the Equity Units issuance is determined using the treasury stock method. Shares used to compute diluted EPS were as follows:

	Average Common Stock Shares
	2019	2018	2017
	(in millions)
As reported shares	1,046	1,020	1,000
Effect of stock-based compensation	8	5	8
Diluted shares	1,054	1,025	1,008

Stock-based compensation awards that were not included in the diluted EPS calculation because they were anti-dilutive were immaterial in all years presented.
The Equity Units issued in August 2019 were excluded from the calculation of diluted EPS for 2019 as the dilutive stock price threshold was not met.
Redeemable Preferred Stock of Subsidiaries
The preferred stock of Alabama Power contains a feature that allows the holders to elect a majority of such subsidiary's board of directors if preferred dividends are not paid for four consecutive quarters. Because such a potential redemption-triggering event is not solely within the control of Alabama Power, this preferred stock is presented as "Redeemable Preferred Stock of Subsidiaries" on Southern Company's balance sheets and statements of capitalization in a manner consistent with temporary equity under applicable accounting standards.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

The following table presents changes during the year in redeemable preferred stock of subsidiaries for Southern Company:

Redeemable Preferred Stock of Subsidiaries
(in millions)
Balance at December 31, 2016:	$118
Issued(a)	250
Redeemed(a)	(38)
Issuance costs(a)	(6)
Balance at December 31, 2017:	324
Redeemed(b)	(33)
Balance at December 31, 2018 and 2019:	$291

(a)	See "Alabama Power" herein for additional information.

(b)	See "Mississippi Power" herein for additional information.
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
Alabama Power's preferred stock is subject to redemption at a price equal to the par value plus a premium. Alabama Power's Class A preferred stock is subject to redemption at a price equal to the stated capital. All series of Alabama Power's preferred stock currently are subject to redemption at the option of Alabama Power. The Class A preferred stock is subject to redemption on or after October 1, 2022, or following the occurrence of a rating agency event. Information for each outstanding series is in the table below:

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
In 2017, Alabama Power issued 10 million shares ($250 million aggregate stated capital) of 5.00% Class A Preferred Stock, Cumulative, Par Value $1 Per Share (Stated Capital $25 Per Share). The proceeds were used in 2017 to redeem all 2 million shares ($50 million aggregate stated capital) of 6.50% Series Preference Stock, 6 million shares ($150 million aggregate stated capital) of 6.45% Series Preference Stock, and 1.52 million shares ($38 million aggregate stated capital) of 5.83% Class A Preferred Stock and for other general corporate purposes, including Alabama Power's continuous construction program.
There were no changes for the years ended December 31, 2019 and 2018 in redeemable preferred stock of Alabama Power.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Georgia Power
Georgia Power has preferred stock, Class A preferred stock, preference stock, and common stock authorized, but only common stock outstanding as of December 31, 2019 and 2018. In 2017, Georgia Power redeemed all of its outstanding shares of Class A preferred stock and preference stock.
Mississippi Power
Mississippi Power has preferred stock and common stock authorized, but only common stock outstanding as of December 31, 2019. In October 2018, Mississippi Power completed the redemption of all outstanding shares and depository shares of its Preferred Stock that contained a feature allowing the holders to elect a majority of Mississippi Power's board of directors if preferred dividends were not paid for four consecutive quarters. Because such a potential redemption-triggering event was not solely within the control of Mississippi Power, this preferred stock was presented as "Cumulative Redeemable Preferred Stock" on Mississippi Power's balance sheets and statements of capitalization in a manner consistent with temporary equity under applicable accounting standards.
Dividend Restrictions
The income of Southern Company is derived primarily from equity in earnings of its subsidiaries. At December 31, 2019, consolidated retained earnings included $5.3 billion of undistributed retained earnings of the subsidiaries.
The traditional electric operating companies and Southern Power can only pay dividends to Southern Company out of retained earnings or paid-in-capital.
See Note 7 under "Southern Power" for information regarding the distribution requirements for certain Southern Power subsidiaries.
By regulation, Nicor Gas is restricted, to the extent of its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At December 31, 2019, the amount of Southern Company Gas' subsidiary retained earnings restricted for dividend payment totaled $951 million.
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
Southern Power Company's senior notes, bank term loan, commercial paper, and bank credit arrangement are unsecured senior indebtedness, which rank equally with all other unsecured and unsubordinated debt of Southern Power Company. Southern Power's subsidiaries are not issuers, borrowers, or obligors, as applicable, under any of these unsecured senior debt arrangements, which are effectively subordinated to any future secured debt of Southern Power Company and any potential claims of creditors of Southern Power's subsidiaries.
9. LEASES
On January 1, 2019, the Registrants adopted the provisions of FASB ASC Topic 842 (as amended), Leases (ASC 842), which require lessees to recognize leases with a term of greater than 12 months on the balance sheet as lease obligations, representing the discounted future fixed payments due, along with ROU assets that will be amortized over the term of each lease.
The Registrants elected the transition methodology provided by ASC 842, whereby the applicable requirements were applied on a prospective basis as of the adoption date of January 1, 2019, without restating prior periods. The Registrants also elected the package of practical expedients provided by ASC 842 that allows prior determinations of whether existing contracts are, or contain, leases and the classification of existing leases to continue without reassessment. Additionally, the Registrants applied the use-of-hindsight practical expedient in determining lease terms as of the date of adoption and elected the practical expedient that allows existing land easements not previously accounted for as leases not to be reassessed.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Lessee
As lessee, the Registrants lease certain electric generating units (including renewable energy facilities), real estate/land, communication towers, railcars, and other equipment and vehicles. The major categories of lease obligations are as follows:

	As of December 31, 2019
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Electric generating units	$990	$125	$1,487	$—	$—	$—
Real estate/land	782	4	54	2	398	74
Communication towers	154	2	3	—	—	18
Railcars	51	21	26	3	—	—
Other	93	8	12	1	—	—
Total	$2,070	$160	$1,582	$6	$398	$92

Real estate/land leases primarily consist of commercial real estate leases at Southern Company, Georgia Power, and Southern Company Gas and various land leases primarily associated with renewable energy facilities at Southern Power. The commercial real estate leases have remaining terms of up to 25 years while the land leases have remaining terms of up to 47 years, including renewal periods.
Communication towers are leased for the installation of equipment to provide cellular phone service to customers and to support the automated meter infrastructure programs at the traditional electric operating companies and Nicor Gas. Communication tower leases have terms of up to 15 years with options to renew for periods up to 20 years.
While renewal options exist in many of the leases, other than for land leases associated with renewable energy facilities at Southern Power and for communication tower leases at Southern Company Gas, the expected term used in calculating the lease obligation generally reflects only the noncancelable period of the lease as it is not considered reasonably certain that the lease will be extended. The expected term of land leases associated with renewable energy facilities includes renewal periods reasonably certain of exercise resulting in an expected lease term at least equal to the expected life of the renewable energy facilities.
Contracts that Contain a Lease
While not specifically structured as a lease, some of the PPAs at Alabama Power and Georgia Power are deemed to represent a lease of the underlying electric generating units when the terms of the PPA convey the right to control the use of the underlying assets. Amounts recorded for leases of electric generating units are generally based on the amount of scheduled capacity payments due over the remaining term of the PPA, which varies between three and 18 years. Georgia Power has several PPAs with Southern Power that Georgia Power accounts for as leases with a lease obligation of $624 million at December 31, 2019. The amount paid for energy under these affiliate PPAs reflects a price that would be paid in an arm's-length transaction as those amounts have been reviewed and approved by the Georgia PSC.
During 2019, Alabama Power entered into additional long-term PPAs totaling approximately 640 MWs of additional generating capacity consisting of combined cycle generation expected to commence later in 2020 and solar generation coupled with battery energy storage systems expected to commence in 2022 through 2024. Both the combined cycle PPA and the 20-year term battery energy storage systems of the solar generation PPAs are deemed operating leases. The 28-year term battery energy storage systems of the solar generation PPAs are deemed finance leases. The estimated minimum lease payments for these agreements, which are contingent upon approval by the Alabama PSC, total $95 million. See Note 2 under "Alabama Power – Petition for Certificate of Convenience and Necessity" for additional information.
Short-term Leases
Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Registrants generally recognize lease expense for these leases on a straight-line basis over the lease term.
Residual Value Guarantees
Residual value guarantees exist primarily in railcar leases at Alabama Power and Georgia Power and the amounts probable of being paid under those guarantees are included in the lease payments. All such amounts are immaterial as of December 31, 2019.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Lease and Nonlease Components
For all asset categories, with the exception of electric generating units, gas pipelines, and real estate leases, the Registrants combine lease payments and any nonlease components, such as asset maintenance, for purposes of calculating the lease obligation and the right-of-use asset.
Balance sheet amounts recorded for operating and finance leases are as follows:

	As of December 31, 2019
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Operating Leases
Operating lease ROU assets, net	$1,800	$132	$1,428	$6	$369	$93

Operating lease obligations - current	$229	$49	$144	$2	$22	$14
Operating lease obligations - non-current	1,615	107	1,282	4	376	78
Total operating lease obligations	$1,844	$156	$1,426	$6	$398	$92

Finance Leases
Finance lease ROU assets, net	$216	$4	$130	$—	$—	$—

Finance lease obligations - current	$21	$1	$11	$—	$—	$—
Finance lease obligations - non-current	205	3	145	—	—	—
Total finance lease obligations	$226	$4	$156	$—	$—	$—

Lease costs for the year ended December 31, 2019, which includes both amounts recognized as operations and maintenance expense and amounts capitalized as part of the cost of another asset, are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2019
Lease cost
Operating lease cost	$310	$54	$206	$3	$28	$18
Finance lease cost:
Amortization of ROU assets	28	1	15	—	—	—
Interest on lease obligations	12	—	18	—	—	—
Total finance lease cost	40	1	33	—	—	—
Short-term lease costs	48	19	22	—	—	—
Variable lease cost	105	6	85	—	7	—
Sublease income	—	(1)	—	—	—	—
Total lease cost	$503	$79	$346	$3	$35	$18

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Georgia Power has variable lease payments that are based on the amount of energy produced by certain renewable generating facilities subject to PPAs.
Rent expense and PPA capacity expense related to leases for 2018 and 2017, prior to the adoption of ASC 842, were as follows:

	Southern Company(a)(b)(c)	Alabama Power	Georgia Power(a)	Mississippi Power(b)	Southern Power(c)	Southern Company Gas
	(in millions)
2018:
Rent expense	$192	$23	$34	$4	$31	$15
PPA capacity expense	231	44	206	—	—	—
2017:
Rent expense	$176	$25	$31	$3	$29	$15
PPA capacity expense	235	41	225	—	—	—

(a)
Georgia Power's energy-only solar PPAs accounted for as leases contained contingent rent expense of $72 million and $73 million for 2018 and 2017, respectively, of which $29 million in each of 2018 and 2017 related to solar PPAs with Southern Power.

(b)	Mississippi Power's energy-only solar PPAs accounted for as operating leases contained contingent rent expense of $10 million and $5 million in 2018 and 2017, respectively.

(c)	Rent expense includes contingent rent expense related to Southern Power's land leases based on wind production and escalation in the Consumer Price Index for All Urban Consumers.
Other information with respect to cash and noncash activities related to leases, as well as weighted-average lease terms and discount rates, is as follows:

	2019
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Other information
Cash paid for amounts included in the measurements of lease obligations:
Operating cash flows from operating leases	$323	$54	$210	$3	$27	$18
Operating cash flows from finance leases	10	—	19	—	—	—
Financing cash flows from finance leases	32	1	13	—	—	—
ROU assets obtained in exchange for new operating lease obligations	118	7	21	—	2	19
ROU assets obtained in exchange for new finance lease obligations	35	2	24	—	—	—

	As of December 31, 2019
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Weighted-average remaining lease term in years:
Operating leases	14.2	3.1	10.2	7.0	32.8	9.9
Finance leases	18.8	12.1	10.5	N/A	N/A	N/A
Weighted-average discount rate:
Operating leases	4.53%	3.33%	4.46%	4.02%	5.66%	3.70%
Finance leases	5.04%	3.60%	10.76%	N/A	N/A	N/A

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Maturities of lease liabilities are as follows:

	As of December 31, 2019
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Maturity Analysis
Operating leases:
2020	$289	$54	$205	$2	$26	$18
2021	268	52	198	1	23	17
2022	260	53	197	1	23	14
2023	208	4	198	1	24	11
2024	163	1	161	—	24	10
Thereafter	1,514	1	831	2	812	44
Total	2,702	165	1,790	7	932	114
Less: Present value discount	858	9	364	1	534	22
Operating lease obligations	$1,844	$156	$1,426	$6	$398	$92
Finance leases:
2020	$31	$1	$28	$—	$—	$—
2021	25	1	24	—	—	—
2022	22	1	25	—	—	—
2023	18	1	25	—	—	—
2024	15	—	25	—	—	—
Thereafter	246	—	134	—	—	—
Total	357	4	261	—	—	—
Less: Present value discount	131	—	105			—
Finance lease obligations	$226	$4	$156	$—	$—	$—

Payments made under PPAs at Georgia Power for energy generated from certain renewable energy facilities accounted for as operating and finance leases are considered variable lease costs and are therefore not reflected in the above maturity analysis.
As of December 31, 2019, Southern Company, Alabama Power, Mississippi Power, and Southern Power have additional leases that have not yet commenced, as detailed in the following table:

	Southern Company	Alabama Power(a)	Mississippi Power(b)	Southern Power
Lease category	PPAs, land, pipelines, and aircraft	PPAs	Pipelines	Land
Expected commencement date	2020-2024	2020-2024	2020	2020
Longest lease term expiration	40 years	28 years	15 years	40 years
Estimated total obligations (in millions)	$248	$95	$23	$87

(a)
See Note 2 under "Alabama Power – Petition for Certificate of Convenience and Necessity" for additional information. Alabama Power will have variable operating lease payments and variable finance lease payments that are based on the amount of energy produced by certain renewable generating facilities subject to PPAs.

(b)	See Note 2 under "Mississippi Power – Kemper County Energy Facility – Lignite Mine and CO2 Pipeline Facilities" for additional information. Estimated total obligations include non-lease components.
Lessor
The Registrants are each considered lessors in various arrangements that have been determined to contain a lease due to the customer's ability to control the use of the underlying asset owned by the applicable Registrant. For the traditional electric

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

operating companies, these arrangements consist of outdoor lighting contracts accounted for as operating leases with initial terms of up to seven years, after which the contracts renew on a month-to-month basis at the customer's option. For Mississippi Power, these arrangements also include a tolling arrangement related to an electric generating unit accounted for as a sales-type lease with a term of 20 years. For Southern Power, these arrangements consist of PPAs related to electric generating units, including renewable energy facilities, accounted for as operating leases with terms of up to 27 years. For Southern Company, these arrangements also include PPAs related to fuel cells accounted for as operating leases with terms of up to 15 years. Southern Company Gas is the lessor in operating leases related to gas pipelines with remaining terms of up to 23 years.
Lease income for the year ended December 31, 2019 is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2019
Lease income - interest income on sales-type leases	$9	$—	$—	$9	$—	$—
Lease income - operating leases	273	24	71	—	160	35
Variable lease income	403	—	—	—	434	—
Total lease income	$685	$24	$71	$9	$594	$35

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
No profit or loss was recognized by Mississippi Power upon commencement of a tolling arrangement accounted for as a sales-type lease during the first quarter 2019. The undiscounted cash flows to be received under the lease are as follows:

	At December 31, 2019
	Southern Company	Mississippi Power
	(in millions)
2020	$17	$17
2021	15	15
2022	15	15
2023	14	14
2024	14	14
Thereafter	138	138
Total undiscounted cash flows	$213	$213
Lease receivable(*)	118	118
Difference between undiscounted cash flows and discounted cash flows	$95	$95

(*)	Included in other current assets and other property and investments on the balance sheets.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

The undiscounted cash flows to be received under operating leases and contracts accounted for as operating leases (adjusted for intercompany eliminations) are as follows:

	At December 31, 2019
	Southern Company	Alabama Power	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
2020	$155	$26	$26	$84	$35
2021	141	23	19	86	35
2022	125	16	8	87	35
2023	110	7	2	88	34
2024	103	3	—	90	33
Thereafter	1,063	20	—	387	463
Total	$1,697	$95	$55	$822	$635

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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Current and Deferred Income Taxes
Details of income tax provisions are as follows:

	2019
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Federal —
Current	$156	$61	$264	$(6)	$(717)	$(120)
Deferred	1,237	125	180	26	647	195
	1,393	186	444	20	(70)	75
State —
Current	275	12	6	(1)	1	37
Deferred	130	72	22	11	13	18
	405	84	28	10	14	55
Total	$1,798	$270	$472	$30	$(56)	$130

	2018
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Federal —
Current	$167	$91	$393	$(567)	$85	$334
Deferred	231	123	(249)	575	(154)	33
	398	214	144	8	(69)	367
State —
Current	188	26	81	(10)	(9)	131
Deferred	(137)	51	(11)	(100)	(86)	(34)
	51	77	70	(110)	(95)	97
Total	$449	$291	$214	$(102)	$(164)	$464

	2017
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Federal —
Current	$(62)	$136	$256	$194	$(566)	$103
Deferred	(6)	336	504	(753)	(312)	170
	(68)	472	760	(559)	(878)	273
State —
Current	37	23	116	—	(110)	27
Deferred	173	73	(46)	27	49	67
	210	96	70	27	(61)	94
Total	$142	$568	$830	$(532)	$(939)	$367

Southern Company's and Southern Power's ITCs and PTCs generated in the current tax year and carried forward from prior tax years that cannot be utilized in the current tax year are reclassified from current to deferred taxes in federal income tax expense in the tables above. Southern Power's ITCs and PTCs reclassified in this manner include $51 million for 2019, $128 million for

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

2018, and $316 million for 2017. Southern Power received $734 million and $5 million of cash related to federal ITCs under renewable energy initiatives in 2019 and 2018, respectively. No cash was received in 2017. See "Deferred Tax Assets and Liabilities" and "Tax Credit Carryforwards" herein for additional information.
In accordance with regulatory requirements, deferred federal ITCs for the traditional electric operating companies are deferred and amortized over the average life of the related property, with such amortization normally applied as a credit to reduce depreciation and amortization in the statements of income. Southern Power's and the natural gas distribution utilities' deferred federal ITCs, as well as certain state ITCs for Nicor Gas, are deferred and amortized to income tax expense over the life of the respective asset. ITCs amortized in 2019, 2018, and 2017 were immaterial for the traditional electric operating companies and Southern Company Gas and were as follows for Southern Company and Southern Power:

	Southern Company	Southern Power
	(in millions)
2019	$181	$151
2018	87	58
2017	79	57

Southern Power recognized tax credits and reduced the tax basis of the asset by 50% of the ITCs received, resulting in a net deferred tax asset. Southern Power has elected to recognize the tax benefit of this basis difference as a reduction to income tax expense in the year in which the plant reaches commercial operation. The tax benefit of the related basis differences reduced income tax expense by $5 million in 2019, $1 million in 2018, and $18 million in 2017. See "Unrecognized Tax Benefits" herein for further information.
State ITCs and other state credits, which are recognized in the period in which the credits are generated, reduced Georgia Power's income tax expense by $51 million in 2019, $21 million in 2018, and $37 million in 2017 and reduced Southern Power's income tax expense by $32 million in 2017.
Southern Power's federal and state PTCs, which are recognized in the period in which the credits are generated, reduced Southern Power's income tax expense by $12 million in 2019, $141 million in 2018, and $139 million in 2017.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	2019
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income tax, net of federal deduction	4.9	4.9	1.0	4.3	4.0	6.1
Employee stock plans' dividend deduction	(0.4)	—	—	—	—	—
Non-deductible book depreciation	0.3	0.6	0.5	0.4	—	—
Flowback of excess deferred income taxes	(2.1)	(5.3)	—	(12.6)	—	(6.0)
AFUDC-Equity	(0.4)	(0.8)	(0.6)	(0.1)	—	—
ITC basis difference	(0.1)	—	—	—	(1.9)	—
Amortization of ITC	(0.8)	(0.1)	(0.1)	(0.1)	(16.1)	(0.1)
Tax impact from sale of subsidiaries	5.1	—	—	—	(27.6)	(1.4)
Noncontrolling interests	—	—	—	—	0.8	—
Other	—	(0.4)	(0.3)	4.9	(0.6)	(1.4)
Effective income tax (benefit) rate	27.5%	19.9%	21.5%	17.8%	(20.4)%	18.2%

	2018
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income tax, net of federal deduction	1.8	5.0	5.5	(65.1)	(90.8)	9.2
Employee stock plans' dividend deduction	(1.0)	—	—	—	—	—
Non-deductible book depreciation	0.8	0.6	1.2	0.7	—	—
Flowback of excess deferred income taxes	(4.0)	(1.8)	—	(4.1)	—	(3.0)
AFUDC-Equity	(1.0)	(1.0)	(1.4)	—	—	—
ITC basis difference	(0.6)	—	—	—	(0.2)	—
Federal PTCs	(4.7)	—	—	—	(156.6)	—
Amortization of ITC	(2.0)	(0.1)	(0.2)	(0.2)	(55.4)	(0.1)
Tax impact from sale of subsidiaries	8.6	—	—	—	—	28.5
Tax Reform Legislation	(1.4)	—	(4.9)	(26.3)	96.1	(0.4)
Noncontrolling interests	(0.4)	—	—	—	(14.9)	—
Other	(0.8)	(0.1)	0.1	(1.4)	2.0	0.3
Effective income tax (benefit) rate	16.3%	23.6%	21.3%	(75.4)%	(198.8)%	55.5%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

	2017
	Southern Company	Alabama Power	Georgia Power	Mississippi Power(*)	Southern Power	Southern Company Gas
Federal statutory rate	35.0%	35.0%	35.0%	(35.0)%	35.0%	35.0%
State income tax, net of federal deduction	12.5	4.5	2.0	0.6	(22.2)	10.0
Employee stock plans' dividend deduction	(4.0)	—	—	—	—	—
Non-deductible book depreciation	3.1	0.9	0.7	0.1	—	—
Flowback of excess deferred income taxes	(0.3)	—	(0.1)	—	—	(0.2)
AFUDC-Equity	(2.6)	(1.0)	(0.6)	—	—	—
AFUDC-Equity portion of Kemper IGCC charge	15.7	—	—	5.3	—	—
ITC basis difference	(1.7)	—	—	—	(10.0)	—
Federal PTCs	(12.1)	—	—	—	(72.5)	—
Amortization of ITC	(4.2)	(0.2)	(0.1)	—	(20.6)	(0.2)
Tax Reform Legislation	(25.6)	0.3	(0.4)	11.9	(416.1)	15.0
Noncontrolling interests	(1.4)	—	—	—	(8.6)	—
Other	(1.1)	0.1	0.2	—	(10.7)	0.6
Effective income tax (benefit) rate	13.3%	39.6%	36.7%	(17.1)%	(525.7)%	60.2%

(*)	Represents effective income tax benefit rate for Mississippi Power due to a loss before income taxes in 2017.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Deferred Tax Assets and Liabilities
The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements of the Registrants and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

	December 31, 2019
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Deferred tax liabilities —
Accelerated depreciation	$8,711	$2,402	$3,058	$315	$1,422	$1,288
Property basis differences	1,843	912	643	143	—	133
Federal effect of net state deferred tax assets	—	—	—	24	—	—
Leveraged lease basis differences	236	—	—	—	—	—
Employee benefit obligations	704	242	351	38	12	12
Premium on reacquired debt	83	13	70	—	—	—
Regulatory assets –
Storm damage reserves	109	—	109	—	—	—
Employee benefit obligations	1,174	311	403	55	—	45
Remaining book value of retired assets	341	174	159	8	—	—
AROs	1,723	613	1,066	44	—	—
AROs	814	360	405	—	—	—
Other	523	134	81	68	11	198
Total deferred income tax liabilities	16,261	5,161	6,345	695	1,445	1,676
Deferred tax assets —
Federal effect of net state deferred tax liabilities	277	162	63	—	24	56
Employee benefit obligations	1,385	334	488	72	5	111
Other property basis differences	230	—	65	—	146	—
ITC and PTC carryforward	2,098	11	435	—	1,445	—
Other partnership basis difference	169	—	—	—	169	—
Other comprehensive losses	112	8	18	—	10	—
AROs	2,537	973	1,471	44	—	—
Estimated loss on plants under construction	283	—	283	—	—	—
Other deferred state tax attributes	402	—	13	251	72	8
Regulatory liability associated with the Tax Reform Legislation (not subject to normalization)	401	240	133	28	—	—
Other	786	173	154	56	46	287
Total deferred income tax assets	8,680	1,901	3,123	451	1,917	462
Valuation allowance	(137)	—	(35)	(41)	(36)	(5)
Net deferred income tax assets	8,543	1,901	3,088	410	1,881	457
Net deferred income taxes (assets)/liabilities	$7,718	$3,260	$3,257	$285	$(436)	$1,219

Recognized in the balance sheets:
Accumulated deferred income taxes – assets	$(170)	$—	$—	$(139)	$(551)	$—
Accumulated deferred income taxes – liabilities	$7,888	$3,260	$3,257	$424	$115	$1,219

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

	December 31, 2018
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Deferred tax liabilities —
Accelerated depreciation	$8,461	$2,236	$3,005	$335	$1,483	$1,176
Property basis differences	1,807	865	633	162	—	134
Federal effect of net state deferred tax assets	—	—	—	36	—	—
Leveraged lease basis differences	253	—	—	—	—	—
Employee benefit obligations	477	149	290	25	6	6
Premium on reacquired debt	88	14	74	—	—	—
Regulatory assets –
Storm damage reserves	111	—	111	—	—	—
Employee benefit obligations	975	260	344	45	—	45
Remaining book value of retired assets	56	6	39	11	—	—
AROs	1,232	276	925	31	—	—
AROs	1,210	607	575	—	—	—
Other	537	171	102	57	34	132
Total deferred income tax liabilities	15,207	4,584	6,098	702	1,523	1,493
Deferred tax assets —
Federal effect of net state deferred tax liabilities	260	155	71	—	22	46
Employee benefit obligations	1,273	286	444	62	7	150
Other property basis differences	251	—	61	—	172	—
ITC and PTC carryforward	2,730	11	430	—	2,128	—
Alternative minimum tax carryforward	62	—	—	32	21	—
Other partnership basis difference	162	—	—	—	162	—
Other comprehensive losses	82	10	3	—	—	—
AROs	2,442	883	1,500	31	—	—
Estimated loss on plants under construction	346	—	283	63	—	—
Other deferred state tax attributes	415	—	19	251	72	—
Regulatory liability associated with the Tax Reform Legislation (not subject to normalization)	294	130	127	29	—	8
Other	731	147	140	47	47	285
Total deferred income tax assets	9,048	1,622	3,078	515	2,631	489
Valuation allowance	(123)	—	(42)	(41)	(27)	(12)
Net deferred income tax assets	8,925	1,622	3,036	474	2,604	477
Net deferred income taxes (assets)/liabilities	$6,282	$2,962	$3,062	$228	$(1,081)	$1,016

Recognized in the balance sheets:
Accumulated deferred income taxes – assets	$(276)	$—	$—	$(150)	$(1,186)	$—
Accumulated deferred income taxes – liabilities	$6,558	$2,962	$3,062	$378	$105	$1,016

The traditional electric operating companies and natural gas distribution utilities have tax-related regulatory assets (deferred income tax charges) and regulatory liabilities (deferred income tax credits). The regulatory assets are primarily attributable to tax benefits flowed through to customers in prior years, deferred taxes previously recognized at rates lower than the current enacted tax law, and taxes applicable to capitalized interest. The regulatory liabilities are primarily attributable to deferred taxes previously recognized at rates higher than the current enacted tax law and to unamortized ITCs. See Note 2 for each Registrant's related balances at December 31, 2019 and 2018.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Tax Credit Carryforwards
Federal ITC/PTC carryforwards at December 31, 2019 were as follows:

	Southern Company	Alabama Power	Georgia Power	Southern Power
	(in millions)
Federal ITC/PTC carryforwards	$1,751	$11	$88	$1,445
Year in which federal ITC/PTC carryforwards begin expiring	2032	2033	2032	2036
Year by which federal ITC/PTC carryforwards are expected to be utilized	2024	2022	2022	2024

The estimated tax credit utilization reflects the various sale transactions described in Note 15 and could be further delayed by numerous factors, including the acquisition of additional renewable projects, the purchase of rights to additional PTCs of Plant Vogtle Units 3 and 4 pursuant to certain joint ownership agreements, and changes in taxable income projections. See Note 2 under "Georgia Power – Nuclear Construction" for additional information on Plant Vogtle Units 3 and 4.
At December 31, 2019, Georgia Power also had approximately $360 million in state investment and other state tax credit carryforwards for the State of Georgia that will expire between 2020 and 2029 and are not expected to be fully utilized. Georgia Power has a net state valuation allowance of $28 million associated with these carryforwards.
The ultimate outcome of these matters cannot be determined at this time.
Net Operating Loss Carryforwards
Southern Company has fully utilized the carryforward from federal NOLs generated in 2016 and 2017. At December 31, 2019, the state and local NOL carryforwards for Southern Company's subsidiaries were as follows:

Company/Jurisdiction	Approximate NOL Carryforwards	Approximate Net State Income Tax Benefit	Tax Year NOL Begins Expiring
	(in millions)
Mississippi Power
Mississippi	$5,099	$201	2031

Southern Power
Oklahoma	830	39	2035
Florida	258	11	2033
South Carolina	56	2	2034
Other states	21	2	Various
Southern Power Total	$1,165	$54

Other(*)
Georgia	171	7	2020
New York	220	11	2035
New York City	207	15	2035
Other states	368	18	Various
Southern Company Total	$7,230	$306

(*)	Represents other Southern Company subsidiaries. Alabama Power, Georgia Power, and Southern Company Gas did not have material state or local NOL carryforwards at December 31, 2019.
State NOLs for Mississippi, Oklahoma, and Florida are not expected to be fully utilized prior to expiration. At December 31, 2019, Mississippi Power had a net state valuation allowance of $32 million for the Mississippi NOL and Southern Power had net state valuation allowances of $16 million for the Oklahoma NOL and $11 million for the Florida NOL.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

The ultimate outcome of these matters cannot be determined at this time.
Unrecognized Tax Benefits
The Registrants had no material changes in unrecognized tax benefits during 2019. Unrecognized tax benefits changes in 2018 and 2017 for Southern Company, Mississippi Power, and Southern Power are provided below. The remaining Registrants did not have any material unrecognized tax benefits for the periods presented.

	Southern Company	Mississippi Power	Southern Power
	(in millions)
Unrecognized tax benefits at December 31, 2016	$484	$465	$17
Tax positions changes –
Increase from current periods	10	—	—
Increase from prior periods	10	2	—
Decrease from prior periods	(196)	(177)	(17)
Reductions due to settlements	(290)	(290)	—
Unrecognized tax benefits at December 31, 2017	18	—	—
Tax positions changes –
Decrease from prior periods	(18)	—	—
Unrecognized tax benefits at December 31, 2018	$—	$—	$—
Mississippi Power's tax positions changes from prior periods and reductions due to settlements for 2017 related to state tax benefits, deductions for R&E expenditures, and charitable contribution carryforwards that were impacted as a result of the settlement of R&E expenditures associated with the Kemper County energy facility, as well as federal income tax benefits from deferred ITCs. See Note 2 under "Mississippi Power – Kemper County Energy Facility" and "Section 174 Research and Experimental Deduction" herein for more information.
Southern Power's decrease from prior periods for 2017 primarily relates to federal income tax benefits from deferred ITCs.
The impact on the effective tax rate of Southern Company, if recognized, was as follows for 2017:

Southern Company
(in millions)
2017
Tax positions impacting the effective tax rate	$18
Tax positions not impacting the effective tax rate	—
Balance of unrecognized tax benefits	$18

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
The IRS has finalized its audits of Southern Company's consolidated federal income tax returns through 2018. Southern Company is a participant in the Compliance Assurance Process of the IRS. The audits for the Registrants' state income tax returns have either been concluded, or the statute of limitations has expired, for years prior to 2015.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Section 174 Research and Experimental Deduction
Southern Company, on behalf of Mississippi Power, reflected deductions for R&E expenditures related to the Kemper County energy facility in its federal income tax returns, as amended, since 2008. In 2017, the U.S. Congress Joint Committee on Taxation approved a settlement between Southern Company and the IRS, resolving a methodology for these deductions. As a result of this approval, Mississippi Power recognized $176 million in 2017 of previously unrecognized tax benefits and reversed $36 million of associated accrued interest.
11. RETIREMENT BENEFITS
The Southern Company system has a qualified defined benefit, trusteed pension plan covering substantially all employees, with the exception of PowerSecure employees. The qualified pension plan is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA). In December 2019, the Registrants voluntarily contributed the following amounts to the qualified pension plan:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Contributions to qualified pension plan	$1,136	$362	$200	$54	$24	$145

No mandatory contributions to the qualified pension plan are anticipated for the year ending December 31, 2020. The Southern Company system also provides certain non-qualified defined benefits for a select group of management and highly compensated employees, which are funded on a cash basis. In addition, the Southern Company system provides certain medical care and life insurance benefits for retired employees through other postretirement benefit plans. The traditional electric operating companies fund other postretirement trusts to the extent required by their respective regulatory commissions. Southern Company Gas has a separate unfunded supplemental retirement health care plan that provides medical care and life insurance benefits to employees of discontinued businesses. For the year ending December 31, 2020, no contributions to any other postretirement trusts are expected.
In January 2018, the qualified defined benefit pension plan of Southern Company Gas was merged into the Southern Company system's qualified defined benefit pension plan and the pension plan was reopened to all non-union employees of Southern Company Gas. Prior to January 2018, Southern Company Gas had a separate qualified defined benefit, trusteed pension plan covering certain eligible employees, which was closed in 2012 to new employees. Also in January 2018, Southern Company Gas' non-qualified retirement plans were merged into the Southern Company system's non-qualified retirement plan (defined benefit and defined contribution).
Effective in December 2017, 538 employees transferred from SCS to Southern Power. Accordingly, Southern Power assumed various compensation and benefit plans including participation in the Southern Company system's qualified defined benefit, trusteed pension plan covering substantially all employees. With the transfer of employees, Southern Power assumed the related benefit obligations from SCS of $139 million for the qualified pension plan (along with trust assets of $138 million) and $11 million for other postretirement benefit plans, together with $36 million in prior service costs and net gains/losses in OCI. In 2018, Southern Power also began providing certain defined benefits under the non-qualified pension plan for a select group of management and highly compensated employees. No obligation related to these benefits was assumed in the employee transfer; however, obligations for services rendered by employees following the transfer are being recognized by Southern Power and are funded on a cash basis. In addition, Southern Power provides certain medical care and life insurance benefits for retired employees through other postretirement benefit plans that are funded on a cash basis. Prior to the transfer of employees in December 2017, substantially all expenses charged by SCS, including pension and other postretirement benefit costs, were recorded in Southern Power's other operations and maintenance expense. The disclosures included herein exclude Southern Power for periods prior to the transfer of employees in December 2017.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

On January 1, 2019, Southern Company completed the sale of Gulf Power to NextEra Energy. See Note 15 under "Southern Company" for additional information. The portion of the Southern Company system's pension and other postretirement benefit plans attributable to Gulf Power reflected in Southern Company's consolidated balance sheet as held for sale at December 31, 2018 consisted of:

	Pension Plans	Other Postretirement Benefit Plans
	(in millions)
Projected benefit obligation	$526	$69
Plan assets	492	17
Accrued liability	$(34)	$(52)

All amounts presented in the remainder of this note reflect the benefit plan obligations and related plan assets for the Southern Company system's pension and other postretirement benefit plans, including the amounts attributable to Gulf Power prior to January 1, 2019.
Actuarial Assumptions
The weighted average rates assumed in the actuarial calculations used to determine both the net periodic costs for the pension and other postretirement benefit plans for the following year and the benefit obligations as of the measurement date are presented below.

	2019
Assumptions used to determine net periodic costs:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate – benefit obligations	4.49%	4.51%	4.48%	4.49%	4.65%	4.47%
Discount rate – interest costs	4.12	4.14	4.10	4.12	4.35	4.11
Discount rate – service costs	4.70	4.73	4.72	4.73	4.75	4.57
Expected long-term return on plan assets	7.75	7.75	7.75	7.75	7.75	7.75
Annual salary increase	4.34	4.46	4.46	4.46	4.46	3.07
Other postretirement benefit plans
Discount rate – benefit obligations	4.37%	4.40%	4.36%	4.35%	4.50%	4.32%
Discount rate – interest costs	3.98	4.01	3.97	3.95	4.14	3.91
Discount rate – service costs	4.63	4.67	4.64	4.64	4.65	4.56
Expected long-term return on plan assets	6.86	6.76	6.85	6.79	—	6.49
Annual salary increase	4.34	4.46	4.46	4.46	4.46	3.07

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

	2018
Assumptions used to determine net periodic costs:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate – benefit obligations	3.80%	3.81%	3.79%	3.80%	3.94%	3.74%
Discount rate – interest costs	3.45	3.45	3.42	3.46	3.69	3.41
Discount rate – service costs	3.98	4.00	3.99	3.99	4.01	3.84
Expected long-term return on plan assets	7.95	7.95	7.95	7.95	7.95	7.95
Annual salary increase	4.34	4.46	4.46	4.46	4.46	3.07
Other postretirement benefit plans
Discount rate – benefit obligations	3.68%	3.71%	3.68%	3.68%	3.81%	3.62%
Discount rate – interest costs	3.29	3.31	3.29	3.29	3.47	3.21
Discount rate – service costs	3.91	3.93	3.91	3.91	3.93	3.82
Expected long-term return on plan assets	6.83	6.83	6.80	6.99	—	5.89
Annual salary increase	4.34	4.46	4.46	4.46	4.46	3.07

	2017
Assumptions used to determine net periodic costs:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
Pension plans
Discount rate – benefit obligations	4.40%	4.44%	4.40%	4.44%	4.39%
Discount rate – interest costs	3.77	3.76	3.72	3.81	3.76
Discount rate – service costs	4.81	4.85	4.83	4.83	4.64
Expected long-term return on plan assets	7.92	7.95	7.95	7.95	7.60
Annual salary increase	4.37	4.46	4.46	4.46	3.50
Other postretirement benefit plans
Discount rate – benefit obligations	4.23%	4.27%	4.23%	4.22%	4.15%
Discount rate – interest costs	3.54	3.58	3.55	3.55	3.40
Discount rate – service costs	4.64	4.70	4.63	4.65	4.55
Expected long-term return on plan assets	6.84	6.83	6.79	6.88	6.03
Annual salary increase	4.37	4.46	4.46	4.46	3.50

	2019
Assumptions used to determine benefit obligations:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate	3.41%	3.44%	3.40%	3.41%	3.52%	3.39%
Annual salary increase	4.73	4.73	4.73	4.73	4.73	4.73
Other postretirement benefit plans
Discount rate	3.24%	3.28%	3.22%	3.22%	3.39%	3.19%
Annual salary increase	4.73	4.73	4.73	4.73	4.73	4.73

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

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
An additional assumption used in measuring the accumulated other postretirement benefit obligations (APBO) was a weighted average medical care cost trend rate. The weighted average medical care cost trend rates used in measuring the APBO for the Registrants at December 31, 2019 were as follows:

	Initial Cost Trend Rate	Ultimate Cost Trend Rate	Year That Ultimate Rate is Reached
Pre-65	6.00%	4.50%	2027
Post-65 medical	5.00	4.50	2027
Post-65 prescription	6.50	4.50	2027

Pension Plans
The total accumulated benefit obligation for the pension plans at December 31, 2019 and 2018 was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
December 31, 2019	$13,391	$3,053	$4,222	$615	$151	$963
December 31, 2018	11,683	2,550	3,613	513	101	842

The actuarial loss of $2.3 billion recorded in the remeasurement of the Southern Company system pension plans at December 31, 2019 was primarily due to a 108 basis point decrease in the overall discount rate used to calculate the benefit obligation as a result of lower market interest rates. The actuarial gain of $1.1 billion recorded in the remeasurement of the Southern Company system pension plans at December 31, 2018 was primarily due to a 69 basis point increase in the overall discount rate used to calculate the benefit obligation as a result of higher market interest rates.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Changes in the projected benefit obligations and the fair value of plan assets during the plan years ended December 31, 2019 and 2018 were as follows:

	2019
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$12,763	$2,816	$3,905	$557	$123	$907
Dispositions	(509)	—	—	—	—	—
Service cost	292	69	74	12	7	25
Interest cost	492	114	156	22	5	36
Benefits paid	(596)	(125)	(194)	(26)	(4)	(64)
Actuarial (gain) loss	2,346	530	669	106	54	163
Balance at end of year	14,788	3,404	4,610	671	185	1,067
Change in plan assets
Fair value of plan assets at beginning of year	11,611	2,575	3,663	505	123	798
Dispositions	(509)	—	—	—	—	—
Actual return (loss) on plan assets	2,343	524	730	103	43	172
Employer contributions	1,208	383	243	59	7	144
Benefits paid	(596)	(125)	(194)	(26)	(4)	(64)
Fair value of plan assets at end of year	14,057	3,357	4,442	641	169	1,050
Accrued liability	$(731)	$(47)	$(168)	$(30)	$(16)	$(17)

	2018
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$13,808	$2,998	$4,188	$602	$139	$1,184
Dispositions	(107)	—	—	—	(3)	(104)
Service cost	359	78	87	17	9	34
Interest cost	464	101	139	20	5	39
Benefits paid	(618)	(124)	(191)	(24)	(3)	(98)
Actuarial (gain) loss	(1,143)	(237)	(318)	(58)	(24)	(148)
Balance at end of year	12,763	2,816	3,905	557	123	907
Change in plan assets
Fair value of plan assets at beginning of year	12,992	2,836	4,058	563	138	1,068
Dispositions	(107)	—	—	—	(3)	(104)
Actual return (loss) on plan assets	(711)	(150)	(218)	(37)	(9)	(70)
Employer contributions	55	13	14	3	—	2
Benefits paid	(618)	(124)	(191)	(24)	(3)	(98)
Fair value of plan assets at end of year	11,611	2,575	3,663	505	123	798
Accrued liability	$(1,152)	$(241)	$(242)	$(52)	$—	$(109)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

The projected benefit obligations for the qualified and non-qualified pension plans at December 31, 2019 are shown in the following table. All pension plan assets are related to the qualified pension plan.

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Projected benefit obligations:
Qualified pension plan	$14,055	$3,286	$4,480	$639	$159	$999
Non-qualified pension plan	733	118	130	31	26	68

Amounts recognized in the balance sheets at December 31, 2019 and 2018 related to the Registrants' pension plans consist of the following:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
December 31, 2019:
Prepaid pension costs	$2	$71	$—	$2	$10	$—
Other regulatory assets, deferred(*)	4,072	1,130	1,416	204	—	172
Other deferred charges and assets	—	—	—	—	—	82
Other current liabilities	(54)	(8)	(11)	(2)	(2)	(2)
Employee benefit obligations	(679)	(110)	(157)	(30)	(24)	(97)
Other regulatory liabilities, deferred	(79)	—	—	—	—	—
AOCI	185	—	—	—	46	(14)

December 31, 2018:
Prepaid pension costs	$—	$—	$—	$—	$1	$—
Other regulatory assets, deferred(*)	3,566	955	1,230	167	—	160
Other deferred charges and assets	—	—	—	—	—	74
Other current liabilities	(55)	(12)	(15)	(3)	—	(3)
Employee benefit obligations	(1,097)	(229)	(227)	(49)	(1)	(179)
Other regulatory liabilities, deferred	(108)	—	—	—	—	—
AOCI	97	—	—	—	26	(44)

(*)
Amounts for Southern Company exclude regulatory assets of $252 million and $268 million at December 31, 2019 and 2018, respectively, associated with unamortized amounts in Southern Company Gas' pension plans prior to its 2016 acquisition by Southern Company.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Presented below are the amounts included in regulatory assets at December 31, 2019 and 2018 related to the portion of the defined benefit pension plan attributable to Southern Company, the traditional electric operating companies, and Southern Company Gas that had not yet been recognized in net periodic pension cost.

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Balance at December 31, 2019
Regulatory assets:
Prior service cost	$13	$6	$10	$2	$(15)
Net (gain) loss	3,980	1,124	1,406	201	113
Regulatory amortization	—	—	—	—	74
Total regulatory assets(*)	$3,993	$1,130	$1,416	$203	$172

Balance at December 31, 2018
Regulatory assets:
Prior service cost	$17	$6	$12	$2	$(17)
Net (gain) loss	3,441	949	1,218	165	83
Regulatory amortization	—	—	—	—	94
Total regulatory assets(*)	$3,458	$955	$1,230	$167	$160

(*)
Amounts for Southern Company exclude regulatory assets of $252 million and $268 million at December 31, 2019 and 2018, respectively, associated with unamortized amounts in Southern Company Gas' pension plans prior to its 2016 acquisition by Southern Company.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

The changes in the balance of regulatory assets related to the portion of the defined benefit pension plan attributable to Southern Company, the traditional electric operating companies, and Southern Company Gas for the years ended December 31, 2019 and 2018 are presented in the following table:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Regulatory assets (liabilities):(*)
Balance at December 31, 2017	$3,155	$890	$1,105	$158	$217
Net (gain) loss	498	120	196	19	20
Change in prior service costs	1	—	—	—	(18)
Dispositions	12	—	—	—	(34)
Reclassification adjustments:
Amortization of prior service costs	(4)	(1)	(2)	—	2
Amortization of net gain (loss)	(204)	(54)	(69)	(10)	(12)
Amortization of regulatory assets(*)	—	—	—	—	(15)
Total reclassification adjustments	(208)	(55)	(71)	(10)	(25)
Total change	303	65	125	9	(57)
Balance at December 31, 2018	$3,458	$955	$1,230	$167	$160
Net (gain) loss	801	213	231	42	30
Dispositions	(144)	—	—	—	—
Reclassification adjustments:
Amortization of prior service costs	(3)	(1)	(1)	—	2
Amortization of net gain (loss)	(119)	(37)	(44)	(6)	—
Amortization of regulatory assets(*)	—	—	—	—	(20)
Total reclassification adjustments	(122)	(38)	(45)	(6)	(18)
Total change	535	175	186	36	12
Balance at December 31, 2019	$3,993	$1,130	$1,416	$203	$172

(*)
Amounts for Southern Company exclude regulatory assets of $252 million and $268 million at December 31, 2019 and 2018, respectively, associated with unamortized amounts in Southern Company Gas' pension plans prior to its 2016 acquisition by Southern Company.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Presented below are the amounts included in AOCI at December 31, 2019 and 2018 related to the portion of the defined benefit pension plan attributable to Southern Company, Southern Power, and Southern Company Gas that had not yet been recognized in net periodic pension cost.

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
Balance at December 31, 2019
AOCI:
Prior service cost	$(3)	$—	$(6)
Net (gain) loss	188	46	(8)
Total AOCI	$185	$46	$(14)

Balance at December 31, 2018
AOCI:
Prior service cost	$(3)	$—	$(6)
Net (gain) loss	100	26	(38)
Total AOCI	$97	$26	$(44)

The components of OCI related to the portion of the defined benefit pension plan attributable to Southern Company, Southern Power, and Southern Company Gas for the years ended December 31, 2019 and 2018 are presented in the following table:

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
AOCI:
Balance at December 31, 2017	$107	$33	$(42)
Net (gain) loss	7	(5)	6
Dispositions	(8)	—	(8)
Reclassification adjustments:
Amortization of net gain (loss)	(9)	(2)	—
Total reclassification adjustments	(9)	(2)	—
Total change	(10)	(7)	(2)
Balance at December 31, 2018	$97	$26	$(44)
Net (gain) loss	88	20	30
Balance at December 31, 2019	$185	$46	$(14)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Components of net periodic pension cost for the Registrants were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2019
Service cost	$292	$69	$74	$12	$7	$25
Interest cost	492	114	156	22	5	36
Expected return on plan assets	(885)	(206)	(292)	(40)	(10)	(60)
Recognized net (gain) loss	120	37	44	6	1	2
Net amortization	2	—	1	—	—	14
Prior service cost	—	—	—	—	—	(3)
Net periodic pension cost	$21	$14	$(17)	$—	$3	$14

2018
Service cost	$359	$78	$87	$17	$9	$34
Interest cost	464	101	139	20	5	39
Expected return on plan assets	(943)	(207)	(296)	(41)	(10)	(75)
Recognized net (gain) loss	213	54	69	10	1	12
Net amortization	4	1	2	—	—	15
Prior service cost	—	—	—	—	—	(2)
Net periodic pension cost	$97	$27	$1	$6	$5	$23

2017
Service cost	$293	$63	$74	$15		$23
Interest cost	455	98	138	20		42
Expected return on plan assets	(897)	(196)	(283)	(40)		(70)
Recognized net (gain) loss	162	42	57	7		18
Net amortization	12	2	3	1		1
Net periodic pension cost	$25	$9	$(11)	$3		$14

The service cost component of net periodic pension cost is included in operations and maintenance expenses and all other components of net periodic pension cost are included in other income (expense), net in the Registrants' statements of income.
Net periodic pension cost is the sum of service cost, interest cost, and other costs netted against the expected return on plan assets. The expected return on plan assets is determined by multiplying the expected rate of return on plan assets and the market-related value of plan assets. In determining the market-related value of plan assets, the Registrants have elected to amortize changes in the market value of return-seeking plan assets over five years and to recognize the changes in the market value of liability-hedging plan assets immediately. Given the significant concentration in return-seeking plan assets, the accounting value of plan assets that is used to calculate the expected return on plan assets differs from the current fair value of the plan assets.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Future benefit payments reflect expected future service and are estimated based on assumptions used to measure the projected benefit obligation for the pension plans. At December 31, 2019, estimated benefit payments were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Benefit Payments:
2020	$628	$135	$204	$27	$5	$62
2021	646	141	208	28	6	62
2022	671	147	214	30	6	64
2023	693	153	220	30	6	62
2024	715	157	226	32	7	62
2025 to 2029	3,868	860	1,209	174	36	316

Other Postretirement Benefits
Changes in the APBO and the fair value of the Registrants' plan assets during the plan years ended December 31, 2019 and 2018 were as follows:

	2019
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$1,865	$403	$675	$81	$9	$244
Dispositions	(69)	—	—	—	—	—
Service cost	18	5	5	1	1	1
Interest cost	69	16	26	3	—	9
Benefits paid	(126)	(27)	(47)	(6)	(1)	(17)
Actuarial (gain) loss	223	63	80	8	2	13
Retiree drug subsidy	5	2	3	—	—	—
Balance at end of year	1,985	462	742	87	11	250
Change in plan assets
Fair value of plan assets at beginning of year	928	360	344	23	—	98
Dispositions	(18)	—	—	—	—	—
Actual return (loss) on plan assets	189	76	68	4	—	21
Employer contributions	83	2	35	5	1	13
Benefits paid	(121)	(25)	(44)	(6)	(1)	(17)
Fair value of plan assets at end of year	1,061	413	403	26	—	115
Accrued liability	$(924)	$(49)	$(339)	$(61)	$(11)	$(135)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

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

Amounts recognized in the balance sheets at December 31, 2019 and 2018 related to the Registrants' other postretirement benefit plans consist of the following:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
December 31, 2019:
Other regulatory assets, deferred(a)	$183	$3	$96	$10	$—	$(11)
Other current liabilities	(5)	—	—	—	—	—
Employee benefit obligations(b)	(919)	(49)	(339)	(61)	(11)	(135)
Other regulatory liabilities, deferred	(62)	(2)	—	—	—	—
AOCI	2	—	—	—	2	(4)

December 31, 2018:
Other regulatory assets, deferred(a)	$99	$—	$60	$6	$—	$(4)
Other current liabilities	(6)	—	—	—	—	—
Employee benefit obligations(b)	(931)	(43)	(331)	(58)	(9)	146
Other regulatory liabilities, deferred	(77)	(8)	—	(2)	—	—
AOCI	(4)	—	—	—	1	(4)

(a)
Amounts for Southern Company exclude regulatory assets of $50 million and $57 million at December 31, 2019 and 2018, respectively, associated with unamortized amounts in Southern Company Gas' other postretirement benefit plans prior to its 2016 acquisition by Southern Company.

(b)	Included in other deferred credits and liabilities on Southern Power's consolidated balance sheets.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Presented below are the amounts included in net regulatory assets (liabilities) at December 31, 2019 and 2018 related to the other postretirement benefit plans of Southern Company, the traditional electric operating companies, and Southern Company Gas that had not yet been recognized in net periodic other postretirement benefit cost.

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Balance at December 31, 2019:
Regulatory assets (liabilities):
Prior service cost	$11	$3	$4	$—	$1
Net (gain) loss	110	(2)	92	10	(43)
Regulatory amortization	—	—	—	—	31
Total regulatory assets (liabilities)(*)	$121	$1	$96	$10	$(11)

Balance at December 31, 2018:
Regulatory assets (liabilities):
Prior service cost	$14	$8	$4	$—	$2
Net (gain) loss	8	(16)	56	4	(43)
Regulatory amortization	—	—	—	—	37
Total regulatory assets (liabilities)(*)	$22	$(8)	$60	$4	$(4)

(*)
Amounts for Southern Company exclude regulatory assets of $50 million and $57 million at December 31, 2019 and 2018, respectively, associated with unamortized amounts in Southern Company Gas' other postretirement benefit plans prior to its 2016 acquisition by Southern Company.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

The changes in the balance of net regulatory assets (liabilities) related to the other postretirement benefit plans for the plan years ended December 31, 2019 and 2018 are presented in the following table:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Net regulatory assets (liabilities):(*)
Balance at December 31, 2017	$341	$56	$202	$17	$46
Net (gain) loss	(298)	(60)	(132)	(12)	(42)
Change in prior service costs	—	—	—	—	(2)
Reclassification adjustments:
Amortization of prior service costs	(7)	(4)	(1)	—	—
Amortization of net gain (loss)	(14)	(1)	(9)	(1)	—
Amortization of regulatory assets(*)	—	—	—	—	(6)
Total reclassification adjustments	(21)	(5)	(10)	(1)	(6)
Total change	(319)	(65)	(142)	(13)	(50)
Balance at December 31, 2018	$22	$(9)	$60	$4	$(4)
Net (gain) loss	90	14	37	6	(1)
Dispositions	5	—	—	—	—
Change in prior service costs	5	—	—	—	—
Reclassification adjustments:
Amortization of prior service costs	(3)	(4)	—	—	—
Amortization of net gain (loss)	2	—	(1)	—	—
Amortization of regulatory assets(*)	—	—	—	—	(6)
Total reclassification adjustments	(1)	(4)	(1)	—	(6)
Total change	99	10	36	6	(7)
Balance at December 31, 2019	$121	$1	$96	$10	$(11)

(*)
Amounts for Southern Company exclude regulatory assets of $50 million and $57 million at December 31, 2019 and 2018, respectively, associated with unamortized amounts in Southern Company Gas' other postretirement benefit plans prior to its 2016 acquisition by Southern Company.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Presented below are the amounts included in AOCI at December 31, 2019 and 2018 related to the other postretirement benefit plans of Southern Company, Southern Power, and Southern Company Gas that had not yet been recognized in net periodic other postretirement benefit cost.

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
Balance at December 31, 2019
AOCI:
Prior service cost	$1	$—	$1
Net (gain) loss	1	2	(5)
Total AOCI	$2	$2	$(4)

Balance at December 31, 2018
AOCI:
Prior service cost	$1	$—	$1
Net (gain) loss	(5)	1	(5)
Total AOCI	$(4)	$1	$(4)

The components of OCI related to the other postretirement benefit plans for the plan years ended December 31, 2019 and 2018 are presented in the following table:

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
AOCI:
Balance at December 31, 2017	$4	$3	$(3)
Net (gain) loss	(8)	(2)	(2)
Change from employee transfer	—	—	1
Total change	(8)	(2)	(1)
Balance at December 31, 2018	$(4)	$1	$(4)
Net (gain) loss	5	1	—
Reclassification adjustments:
Amortization of net gain (loss)	1	—	—
Total change	6	1	—
Balance at December 31, 2019	$2	$2	$(4)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Components of the other postretirement benefit plans' net periodic cost for the Registrants were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2019
Service cost	$18	$5	$5	$1	$1	$1
Interest cost	69	16	26	3	—	9
Expected return on plan assets	(65)	(26)	(25)	(2)	—	(7)
Net amortization	—	4	1	—	—	6
Net periodic postretirement benefit cost	$22	$(1)	$7	$2	$1	$9

2018
Service cost	$24	$6	$6	$1	$1	$2
Interest cost	75	17	28	3	—	10
Expected return on plan assets	(69)	(26)	(25)	(2)	—	(7)
Net amortization	21	5	10	1	—	6
Net periodic postretirement benefit cost	$51	$2	$19	$3	$1	$11

2017
Service cost	$24	$6	$7	$1		$2
Interest cost	79	17	29	3		10
Expected return on plan assets	(66)	(25)	(25)	(1)		(7)
Net amortization	20	5	9	1		1
Net periodic postretirement benefit cost	$57	$3	$20	$4		$6

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

The service cost component of net periodic postretirement benefit cost is included in operations and maintenance expenses and all other components of net periodic postretirement benefit cost are included in other income (expense), net in the Registrants' statements of income.
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

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Benefit payments:
2020	$130	$29	$49	$6	$—	$18
2021	129	29	49	6	—	18
2022	129	29	49	6	1	18
2023	130	29	49	6	1	19
2024	129	29	48	6	1	18
2025 to 2029	630	145	238	29	3	83

Subsidy receipts:
2020	$(5)	$(1)	$(2)	$—	$—	$—
2021	(6)	(2)	(2)	—	—	—
2022	(6)	(2)	(3)	—	—	—
2023	(6)	(2)	(3)	—	—	—
2024	(6)	(2)	(3)	(1)	—	—
2025 to 2029	(30)	(9)	(13)	(2)	—	—

Total:
2020	$125	$28	$47	$6	$—	$18
2021	123	27	47	6	—	18
2022	123	27	46	6	1	18
2023	124	27	46	6	1	19
2024	123	27	45	5	1	18
2025 to 2029	600	136	225	27	3	83

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
Southern Company and Subsidiary Companies 2019 Annual Report

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

International equity: A mix of large and small capitalization growth and value stocks with developed and emerging markets exposure, managed both actively and through fundamental indexing approaches.

Domestic and international equities such as common stocks, American depositary receipts, and real estate investment trusts that trade on public exchanges are classified as Level 1 investments and are valued at the closing price in the active market. Equity funds with unpublished prices (such as commingled/pooled funds) are valued as Level 2 when the underlying holdings are comprised of Level 1 or Level 2 equity securities.

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

The fair values, and actual allocations relative to the target allocations, of the Southern Company system's pension plans at December 31, 2019 and 2018 are presented below. The fair values presented are prepared in accordance with GAAP. For purposes of determining the fair value of the pension plan and other postretirement benefit plan assets and the appropriate level designation, management relies on information provided by the plan's trustee. This information is reviewed and evaluated by management with changes made to the trustee information as appropriate. The Registrants did not have any investments classified as Level 3 at December 31, 2019 or 2018.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

These fair values exclude cash, receivables related to investment income and pending investment sales, and payables related to pending investment purchases.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2019:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Southern Company
Assets:
Equity:					51%	51%
Domestic equity	$2,220	$898	$—	$3,118
International equity	2,360	1,286	—	3,646
Fixed income:					23	29
U.S. Treasury, government, and agency bonds	—	965	—	965
Mortgage- and asset-backed securities	—	9	—	9
Corporate bonds	—	1,315	—	1,315
Pooled funds	—	684	—	684
Cash equivalents and other	1,317	—	—	1,317
Real estate investments	539	—	1,418	1,957	14	12
Special situations	—	—	155	155	3	1
Private equity	—	—	953	953	9	7
Total	$6,436	$5,157	$2,526	$14,119	100%	100%
Liabilities:
Derivatives	(1)	—	—	(1)
Total	$6,435	$5,157	$2,526	$14,118	100%	100%

Alabama Power
Assets:
Equity:					51%	51%
Domestic equity	$530	$214	$—	$744
International equity	564	307	—	871
Fixed income:					23	29
U.S. Treasury, government, and agency bonds	—	230	—	230
Mortgage- and asset-backed securities	—	2	—	2
Corporate bonds	—	314	—	314
Pooled funds	—	163	—	163
Cash equivalents and other	315	—	—	315
Real estate investments	129	—	339	468	14	12
Special situations	—	—	37	37	3	1
Private equity	—	—	228	228	9	7
Total	$1,538	$1,230	$604	$3,372	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2019:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Georgia Power
Assets:
Equity:					51%	51%
Domestic equity	$701	$284	$—	$985
International equity	746	407	—	1,153
Fixed income:					23	29
U.S. Treasury, government, and agency bonds	—	305	—	305
Mortgage- and asset-backed securities	—	3	—	3
Corporate bonds	—	415	—	415
Pooled funds	—	216	—	216
Cash equivalents and other	416	—	—	416
Real estate investments	170	—	448	618	14	12
Special situations	—	—	49	49	3	1
Private equity	—	—	301	301	9	7
Total	$2,033	$1,630	$798	$4,461	100%	100%

Mississippi Power
Assets:
Equity:					51%	51%
Domestic equity	$101	$41	$—	$142
International equity	108	59	—	167
Fixed income:					23	29
U.S. Treasury, government, and agency bonds	—	44	—	44
Corporate bonds	—	60	—	60
Pooled funds	—	31	—	31
Cash equivalents and other	60	—	—	60
Real estate investments	25	—	65	90	14	12
Special situations	—	—	7	7	3	1
Private equity	—	—	43	43	9	7
Total	$294	$235	$115	$644	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2019:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Southern Power
Assets:
Equity:					51%	51%
Domestic equity	$27	$11	$—	$38
International equity	28	16	—	44
Fixed income:					23	29
U.S. Treasury, government, and agency bonds	—	12	—	12
Corporate bonds	—	16	—	16
Pooled funds	—	8	—	8
Cash equivalents and other	16	—	—	16
Real estate investments	6	—	17	23	14	12
Special situations	—	—	2	2	3	1
Private equity	—	—	11	11	9	7
Total	$77	$63	$30	$170	100%	100%

Southern Company Gas
Assets:
Equity:					51%	51%
Domestic equity	$166	$67	$—	$233
International equity	176	96	—	272
Fixed income:					23	29
U.S. Treasury, government, and agency bonds	—	72	—	72
Mortgage- and asset-backed securities	—	1	—	1
Corporate bonds	—	98	—	98
Pooled funds	—	51	—	51
Cash equivalents and other	98	—	—	98
Real estate investments	40	—	106	146	14	12
Special situations	—	—	12	12	3	1
Private equity	—	—	71	71	9	7
Total	$480	$385	$189	$1,054	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2018:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Southern Company
Assets:
Equity:					51%	53%
Domestic equity	$2,102	$1,030	$—	$3,132
International equity	1,344	1,325	—	2,669
Fixed income:					23	24
U.S. Treasury, government, and agency bonds	—	930	—	930
Mortgage- and asset-backed securities	—	7	—	7
Corporate bonds	—	1,195	—	1,195
Pooled funds	—	654	—	654
Cash equivalents and other	270	2	—	272
Real estate investments	419	—	1,361	1,780	14	15
Special situations	—	—	171	171	3	1
Private equity	—	—	821	821	9	7
Total	$4,135	$5,143	$2,353	$11,631	100%	100%

Alabama Power
Assets:
Equity:					51%	53%
Domestic equity	$466	$228	$—	$694
International equity	298	293	—	591
Fixed income:					23	24
U.S. Treasury, government, and agency bonds	—	206	—	206
Mortgage- and asset-backed securities	—	2	—	2
Corporate bonds	—	265	—	265
Pooled funds	—	145	—	145
Cash equivalents and other	60	1	—	61
Real estate investments	93	—	302	395	14	15
Special situations	—	—	38	38	3	1
Private equity	—	—	182	182	9	7
Total	$917	$1,140	$522	$2,579	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2018:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Georgia Power
Assets:
Equity:					51%	53%
Domestic equity	$663	$325	$—	$988
International equity	424	418	—	842
Fixed income:					23	24
U.S. Treasury, government, and agency bonds	—	294	—	294
Mortgage- and asset-backed securities	—	2	—	2
Corporate bonds	—	377	—	377
Pooled funds	—	206	—	206
Cash equivalents and other	85	1	—	86
Real estate investments	132	—	429	561	14	15
Special situations	—	—	54	54	3	1
Private equity	—	—	259	259	9	7
Total	$1,304	$1,623	$742	$3,669	100%	100%

Mississippi Power
Assets:
Equity:					51%	53%
Domestic equity	$91	$45	$—	$136
International equity	59	59	—	118
Fixed income:					23	24
U.S. Treasury, government, and agency bonds	—	40	—	40
Corporate bonds	—	52	—	52
Pooled funds	—	28	—	28
Cash equivalents and other	12	—	—	12
Real estate investments	18	—	59	77	14	15
Special situations	—	—	7	7	3	1
Private equity	—	—	36	36	9	7
Total	$180	$224	$102	$506	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2018:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Southern Power
Assets:
Equity:					51%	53%
Domestic equity	$22	$11	$—	$33
International equity	14	14	—	28
Fixed income:					23	24
U.S. Treasury, government, and agency bonds	—	10	—	10
Corporate bonds	—	13	—	13
Pooled funds	—	7	—	7
Cash equivalents and other	3	—	—	3
Real estate investments	4	—	15	19	14	15
Special situations	—	—	2	2	3	1
Private equity	—	—	9	9	9	7
Total	$43	$55	$26	$124	100%	100%

Southern Company Gas
Assets:
Equity:					51%	53%
Domestic equity	$145	$71	$—	$216
International equity	92	91	—	183
Fixed income:					23	24
U.S. Treasury, government, and agency bonds	—	64	—	64
Corporate bonds	—	82	—	82
Pooled funds	—	45	—	45
Cash equivalents and other	19	—	—	19
Real estate investments	29	—	94	123	14	15
Special situations	—	—	12	12	3	1
Private equity	—	—	56	56	9	7
Total	$285	$353	$162	$800	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

The fair values of the applicable Registrants' other postretirement benefit plan assets at December 31, 2019 and 2018 are presented below. The Registrants did not have any investments classified as Level 3 at December 31, 2019 or 2018. These fair value measurements exclude cash, receivables related to investment income, pending investment sales, and payables related to pending investment purchases.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient	Total	Target Allocation	Actual Allocation
At December 31, 2019:	(Level 1)	(Level 2)	(NAV)
	(in millions)
Southern Company
Assets:
Equity:					63%	64%
Domestic equity	$95	$81	$—	$176
International equity	69	80	—	149
Fixed income:					28	30
U.S. Treasury, government, and agency bonds	—	31	—	31
Corporate bonds	—	35	—	35
Pooled funds	—	82	—	82
Cash equivalents and other	42	—	—	42
Trust-owned life insurance	—	463	—	463
Real estate investments	15	—	38	53	5	4
Special situations	—	—	4	4	1	—
Private equity	—	—	25	25	3	2
Total	$221	$772	$67	$1,060	100%	100%

Alabama Power
Assets:
Equity:					68%	67%
Domestic equity	$26	$8	$—	$34
International equity	21	11	—	32
Fixed income:					24	27
U.S. Treasury, government, and agency bonds	—	10	—	10
Corporate bonds	—	11	—	11
Pooled funds	—	6	—	6
Cash equivalents and other	12	—	—	12
Trust-owned life insurance	—	281	—	281
Real estate investments	5	—	12	17	4	4
Special situations	—	—	1	1	1	—
Private equity	—	—	8	8	3	2
Total	$64	$327	$21	$412	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient	Total	Target Allocation	Actual Allocation
At December 31, 2019:	(Level 1)	(Level 2)	(NAV)
	(in millions)
Georgia Power
Assets:
Equity:					60%	61%
Domestic equity	$48	$7	$—	$55
International equity	25	36	—	61
Fixed income:					33	34
U.S. Treasury, government, and agency bonds	—	7	—	7
Corporate bonds	—	11	—	11
Pooled funds	—	45	—	45
Cash equivalents and other	16	—	—	16
Trust-owned life insurance	—	182	—	182
Real estate investments	5	—	11	16	4	3
Special situations	—	—	1	1	1	—
Private equity	—	—	8	8	2	2
Total	$94	$288	$20	$402	100%	100%

Mississippi Power
Assets:
Equity:					43%	41%
Domestic equity	$3	$1	$—	$4
International equity	4	2	—	6
Fixed income:					37	42
U.S. Treasury, government, and agency bonds	—	6	—	6
Corporate bonds	—	2	—	2
Pooled funds	—	1	—	1
Cash equivalents and other	2	—	—	2
Real estate investments	1	—	2	3	11	10
Special situations	—	—	—	—	2	1
Private equity	—	—	1	1	7	6
Total	$10	$12	$3	$25	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient	Total	Target Allocation	Actual Allocation
At December 31, 2019:	(Level 1)	(Level 2)	(NAV)
	(in millions)
Southern Company Gas
Assets:
Equity:					72%	73%
Domestic equity	$2	$58	$—	$60
International equity	2	21	—	23
Fixed income:					26	25
U.S. Treasury, government, and agency bonds	—	1	—	1
Corporate bonds	—	1	—	1
Pooled funds	—	25	—	25
Cash equivalents and other	2	—	—	2
Real estate investments	—	—	1	1	1	1
Private equity	—	—	1	1	1	1
Total	$6	$106	$2	$114	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2018:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Southern Company
Assets:
Equity:					62%	62%
Domestic equity	$100	$76	$—	$176
International equity	45	75	—	120
Fixed income:					29	30
U.S. Treasury, government, and agency bonds	—	34	—	34
Corporate bonds	—	35	—	35
Pooled funds	—	81	—	81
Cash equivalents and other	13	—	—	13
Trust-owned life insurance	—	386	—	386
Real estate investments	13	—	40	53	5	5
Special situations	—	—	4	4	1	—
Private equity	—	—	24	24	3	3
Total	$171	$687	$68	$926	100%	100%

Alabama Power
Assets:
Equity:					64%	66%
Domestic equity	$35	$10	$—	$45
International equity	12	12	—	24
Fixed income:					28	28
U.S. Treasury, government, and agency bonds	—	10	—	10
Corporate bonds	—	11	—	11
Pooled funds	—	6	—	6
Cash equivalents and other	3	—	—	3
Trust-owned life insurance	—	233	—	233
Real estate investments	4	—	13	17	4	4
Special situations	—	—	2	2	1	—
Private equity	—	—	8	8	3	2
Total	$54	$282	$23	$359	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2018:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Georgia Power
Assets:
Equity:					60%	59%
Domestic equity	$41	$9	$—	$50
International equity	17	32	—	49
Fixed income:					33	35
U.S. Treasury, government, and agency bonds	—	7	—	7
Corporate bonds	—	10	—	10
Pooled funds	—	44	—	44
Cash equivalents and other	5	—	—	5
Trust-owned life insurance	—	153	—	153
Real estate investments	4	—	11	15	4	4
Special situations	—	—	2	2	1	—
Private equity	—	—	7	7	2	2
Total	$67	$255	$20	$342	100%	100%

Mississippi Power
Assets:
Equity:					41%	42%
Domestic equity	$3	$2	$—	$5
International equity	2	2	—	4
Fixed income:					38	39
U.S. Treasury, government, and agency bonds	—	6	—	6
Corporate bonds	—	2	—	2
Pooled funds	—	1	—	1
Cash equivalents and other	1	—	—	1
Real estate investments	1	—	2	3	11	12
Special situations	—	—	—	—	3	1
Private equity	—	—	1	1	7	6
Total	$7	$13	$3	$23	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2018:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Southern Company Gas
Assets:
Equity:					71%	69%
Domestic equity	$2	$47	$—	$49
International equity	1	17	—	18
Fixed income:					25	28
U.S. Treasury, government, and agency bonds	—	1	—	1
Corporate bonds	—	1	—	1
Pooled funds	—	24	—	24
Cash equivalents and other	1	—	—	1
Real estate investments	—	—	1	1	2	2
Special situations	—	—	—	—	1	—
Private equity	—	—	1	1	1	1
Total	$4	$90	$2	$96	100%	100%

Employee Savings Plan
Southern Company and its subsidiaries also sponsor 401(k) defined contribution plans covering substantially all employees and provide matching contributions up to specified percentages of an employee's eligible pay. Total matching contributions made to the plans for 2019, 2018, and 2017 were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2019	$113	$25	$27	$4	$2	$15
2018	119	24	26	5	3	18
2017	118	23	26	5	N/A	19

12. STOCK COMPENSATION
Stock-Based Compensation
Stock-based compensation primarily in the form of Southern Company performance share units (PSU) and restricted stock units (RSU) may be granted through the Omnibus Incentive Compensation Plan to Southern Company system employees ranging from line management to executives. Southern Company Gas and Southern Power had no employee participants in the stock-based compensation plans until 2017 and 2018, respectively. In conjunction with the Merger, stock-based compensation in the form of Southern Company RSUs and PSUs was granted to certain executives of Southern Company Gas through the Southern Company Omnibus Incentive Compensation Plan.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

At December 31, 2019, the number of current and former employees participating in stock-based compensation programs for the Registrants was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Number of employees	2,320	307	370	89	50	285

The majority of PSUs and RSUs awarded contain terms where employees become immediately vested in PSUs and RSUs upon retirement. As a result, compensation expense for employees that are retirement eligible at the grant date is recognized immediately, while compensation expense for employees that become retirement eligible during the vesting period is recognized over the period from grant date to the date of retirement eligibility. In addition, the Registrants recognize forfeitures as they occur.
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
Southern Company has issued three types of PSUs, each with a unique performance goal. These types of PSUs include total shareholder return (TSR) awards based on the TSR for Southern Company common stock during the three-year performance period as compared to a group of industry peers; ROE awards based on Southern Company's equity-weighted return over the performance period; and EPS awards based on Southern Company's cumulative EPS over the performance period. EPS awards were last granted in 2017.
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

Year Ended December 31	2019	2018	2017
Expected volatility	15.6%	14.9%	15.6%
Expected term (in years)	3	3	3
Interest rate	2.4%	2.4%	1.4%
Weighted average grant-date fair value	$62.71	$43.75	$49.08

The Registrants recognize TSR award compensation expense on a straight-line basis over the three-year performance period without remeasurement.
The fair values of EPS awards and ROE awards are based on the closing stock price of Southern Company common stock on the date of the grant. The weighted average grant-date fair value of the awards granted during 2019, 2018, and 2017 was $49.38, $43.49, and $49.21, respectively. Compensation expense for EPS and ROE awards is generally recognized ratably over the three-year performance period adjusted for expected changes in EPS and ROE performance. Total compensation cost recognized for vested EPS awards and ROE awards reflects final performance metrics.
Southern Company had 2.5 million unvested PSUs outstanding at December 31, 2018. In February 2019, the PSUs that vested for the three-year performance period ended December 31, 2018 were converted into 1.7 million shares outstanding at a share price of $49.24.
During 2019, Southern Company granted 1.2 million PSUs and 1.2 million PSUs were vested or forfeited, resulting in 2.5 million unvested PSUs outstanding at December 31, 2019. In February 2020, the PSUs that vested for the three-year performance period ended December 31, 2019 were converted into 1.8 million shares outstanding at a share price of $68.59.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Total PSU compensation cost, and the related tax benefit recognized in income, for the years ended December 31, 2019, 2018, and 2017 are as follows:

	2019	2018	2017
	(in millions)
Southern Company
Compensation cost recognized in income	$77	$91	$74
Tax benefit of compensation cost recognized in income	20	24	29
Southern Company Gas
Compensation cost recognized in income	$14	$11	$8
Tax benefit of compensation cost recognized in income	4	3	3

Total PSU compensation cost and the related tax benefit recognized in income were immaterial for all periods presented for Alabama Power, Georgia Power, Mississippi Power, and Southern Power. The compensation cost related to the grant of Southern Company PSUs to the employees of each Subsidiary Registrant is recognized in each Subsidiary Registrant's financial statements with a corresponding credit to equity representing a capital contribution from Southern Company.
At December 31, 2019, Southern Company's total unrecognized compensation cost related to PSUs was $31 million and is expected to be recognized over a weighted-average period of approximately 12 months. The total unrecognized compensation cost related to PSUs as of December 31, 2019 was immaterial for all other Registrants.
Restricted Stock Units
The fair value of RSUs is based on the closing stock price of Southern Company common stock on the date of the grant. The weighted average grant-date fair values of RSUs granted during 2019, 2018, and 2017 were $50.44, $43.81, and $49.25, respectively. For most RSU awards, one-third of the RSUs vest each year throughout a three-year service period and compensation cost for RSUs is generally recognized over the corresponding one-, two-, or three-year vesting period. Shares of Southern Company common stock are delivered to employees at the end of each vesting period.
Southern Company had 1.1 million RSUs outstanding at December 31, 2018. During 2019, Southern Company granted 0.6 million RSUs and 0.4 million RSUs were vested or forfeited, resulting in 1.3 million unvested RSUs outstanding at December 31, 2019, including RSUs related to employee retention agreements.
For the years ended December 31, 2019, 2018, and 2017, Southern Company's total compensation cost for RSUs recognized in income was $28 million, $27 million, and $25 million, respectively. The related tax benefit also recognized in income was $7 million, $7 million, and $10 million for the years ended December 31, 2019, 2018, and 2017, respectively. Total unrecognized compensation cost related to RSUs as of December 31, 2019 for Southern Company of $14 million will be recognized over a weighted-average period of approximately 10 months.
Total RSUs outstanding and total compensation cost and related tax benefit for the RSUs recognized in income for the years ended December 31, 2019, 2018, and 2017, as well as the total unrecognized compensation cost as of December 31, 2019, were immaterial for all other Registrants. The compensation cost related to the grant of Southern Company RSUs to the employees of each Subsidiary Registrant is recognized in such Subsidiary Registrant's financial statements with a corresponding credit to equity representing a capital contribution from Southern Company.
Stock Options
In 2015, Southern Company discontinued granting stock options. Stock options expire no later than 10 years after the grant date and the latest possible exercise will occur by November 2024. As of December 31, 2019, the weighted average remaining contractual term for the options outstanding and exercisable was approximately three years.
As of December 31, 2017, all stock option awards are vested and compensation cost fully recognized. Total compensation cost for stock option awards and the related tax benefits recognized in income for the year ended December 31, 2017 were immaterial for Southern Company, Alabama Power, Georgia Power, and Mississippi Power.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Southern Company's activity in the stock option program for 2019 is summarized below:

	Shares Subject to Option	Weighted Average Exercise Price
	(in millions)
Outstanding at December 31, 2018	17.5	$41.92
Exercised	11.6	41.62
Outstanding and Exercisable at December 31, 2019	5.9	$42.52

Southern Company's cash receipts from issuances related to stock options exercised under the share-based payment arrangements for the years ended December 31, 2019, 2018, and 2017 were $482 million, $41 million, and $239 million, respectively.
At December 31, 2019, the aggregate intrinsic value for the options outstanding and exercisable was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power
	(in millions)
Total intrinsic value for outstanding and exercisable options	$124	$14	$35	$6

Total intrinsic value of options exercised, and the related tax benefit, for the years ended December 31, 2019, 2018, and 2017 are presented below:

Year Ended December 31	2019	2018	2017
	(in millions)
Southern Company
Intrinsic value of options exercised	$167	$9	$64
Tax benefit of options exercised	35	2	25
Alabama Power
Intrinsic value of options exercised	$21	$2	$12
Tax benefit of options exercised	4	—	5
Georgia Power
Intrinsic value of options exercised	$30	$2	$13
Tax benefit of options exercised	6	—	5
Mississippi Power
Intrinsic value of options exercised	$4	$1	$2
Tax benefit of options exercised	1	—	1

Total intrinsic value of options exercised, and the related tax benefit recognized in income, for the years ended December 31, 2019 and 2018 was immaterial for Southern Power and Southern Company Gas.
Merger Stock Compensation
Southern Company Restricted Stock Awards
At the effective time of the Merger, each outstanding award of existing Southern Company Gas PSUs was converted into an award of Southern Company RSUs. Under the terms of the restricted stock awards, the employees received Southern Company stock when they satisfied the requisite service period by being continuously employed through the original three-year vesting schedule of the award being replaced. Southern Company issued 0.7 million RSUs with a grant-date fair value of $53.83, based on the closing stock price of Southern Company common stock on the date of the grant. Approximately $13 million of the grant date fair value, which was related to pre-combination service, was accounted for as Merger consideration. Southern Company Gas recognized the remaining fair value as compensation expense on a straight-line basis over the remaining vesting period. The compensation cost related to the grant of RSUs to Southern Company Gas employees is recognized in Southern Company Gas' financial statements with a corresponding credit to equity, representing a capital contribution from Southern Company. As of

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

December 31, 2018, all RSUs were vested. For the years ended December 31, 2018 and 2017, total compensation cost for RSUs recognized in income and the related tax benefit were immaterial.
Southern Company Gas Change in Control Awards
Southern Company awarded PSUs to certain Southern Company Gas employees who continued their employment with the Southern Company in lieu of certain change in control benefits the employee was entitled to receive following the Merger (change in control awards). Shares of Southern Company common stock and/or cash equal to the dollar value of the change in control benefit vested and were issued one-third each year as long as the employee remained in service with Southern Company or its subsidiaries at each vest date. In addition to the change in control benefit, Southern Company common stock was issued to the employees at the end of a performance period based on achievement of certain Southern Company common stock price metrics, as well performance goals established by the Compensation Committee of the Southern Company Board of Directors (achievement shares).
The change in control benefits were accounted for as a liability award with the fair value equal to the guaranteed dollar value of the change in control benefit. The compensation cost of the change in control benefit was recognized in Southern Company Gas' financial statements with a corresponding credit to a liability. The grant-date fair value of the achievement portion of the award was determined using a Monte Carlo simulation model to estimate the number of achievement shares expected to vest based on the Southern Company common stock price. The compensation cost of the achievement shares was recognized in Southern Company Gas' financial statements with a corresponding credit to equity, representing a capital contribution from Southern Company. The expected payout was reevaluated annually with expense recognized to date increased or decreased proportionately based on the expected performance. The compensation cost ultimately recognized for the achievement shares was based on the actual performance. As of December 31, 2019, all change in control awards are vested. For the year ended December 31, 2017, total compensation cost and the related tax benefit for the change in control awards recognized in income was $12 million and $6 million, respectively. Total compensation cost and the related tax benefit for the change in control awards recognized in income were immaterial for all other periods presented.
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
Net asset value as a practical expedient is the classification used for assets that do not have readily determinative fair values. Fund managers value the assets using various inputs and techniques depending on the nature of the underlying investments.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

At December 31, 2019, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2019:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)(b)	$388	$267	$22	$—	$677
Interest rate derivatives	—	2	—	—	2
Foreign currency derivatives	—	16	—	—	16
Investments in trusts:(c)(d)
Domestic equity	751	135	—	—	886
Foreign equity	68	220	—	—	288
U.S. Treasury and government agency securities	—	307	—	—	307
Municipal bonds	—	85	—	—	85
Pooled funds – fixed income	—	17	—	—	17
Corporate bonds	23	297	—	—	320
Mortgage and asset backed securities	—	87	—	—	87
Private equity	—	—	—	56	56
Cash and cash equivalents	1	—	—	—	1
Other	17	5	—	—	22
Cash equivalents	1,393	2	—	—	1,395
Other investments	9	21	—	—	30
Total	$2,650	$1,461	$22	$56	$4,189
Liabilities:
Energy-related derivatives(a)(b)	$442	$254	$7	$—	$703
Interest rate derivatives	—	24	—	—	24
Foreign currency derivatives	—	24	—	—	24
Contingent consideration	—	—	19	—	19
Total	$442	$302	$26	$—	$770

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2019:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$4	$—	$—	$4
Nuclear decommissioning trusts:(c)
Domestic equity	488	123	—	—	611
Foreign equity	68	64	—	—	132
U.S. Treasury and government agency securities	—	21	—	—	21
Municipal bonds	—	1	—	—	1
Corporate bonds	23	144	—	—	167
Mortgage and asset backed securities	—	29	—	—	29
Private equity	—	—	—	56	56
Other	3	1	—	—	4
Cash equivalents	691	2	—	—	693
Other investments	—	21	—	—	21
Total	$1,273	$410	$—	$56	$1,739
Liabilities:
Energy-related derivatives	$—	$24	$—	$—	$24

Georgia Power
Assets:
Energy-related derivatives	$—	$4	$—	$—	$4
Nuclear decommissioning trusts:(c)(d)
Domestic equity	263	1	—	—	264
Foreign equity	—	152	—	—	152
U.S. Treasury and government agency securities	—	286	—	—	286
Municipal bonds	—	84	—	—	84
Corporate bonds	—	153	—	—	153
Mortgage and asset backed securities	—	57	—	—	57
Other	13	4	—	—	17
Total	$276	$741	$—	$—	$1,017
Liabilities:
Energy-related derivatives	$—	$53	$—	$—	$53
Interest rate derivatives	—	17	—	—	17
Total	$—	$70	$—	$—	$70

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2019:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$1	$—	$—	$1
Cash equivalents	281	—	—	—	281
Total	$281	$1	$—	$—	$282
Liabilities:
Energy-related derivatives	$—	$27	$—	$—	$27

Southern Power
Assets:
Energy-related derivatives	$—	$3	$—	$—	$3
Foreign currency derivatives	—	16	—	—	16
Cash equivalents	113	—	—	—	113
Total	$113	$19	$—	$—	$132
Liabilities:
Energy-related derivatives	$—	$3	$—	$—	$3
Foreign currency derivatives	—	24	—	—	24
Contingent consideration	—	—	19	—	19
Total	$—	$27	$19	$—	$46

Southern Company Gas
Assets:
Energy-related derivatives(a)(b)	$388	$255	$22	$—	$665
Interest rate derivatives	—	2	—	—	2
Non-qualified deferred compensation trusts:
Domestic equity	—	11	—	—	11
Foreign equity	—	4	—	—	4
Pooled funds - fixed income	—	17	—	—	17
Cash equivalents	1	—	—	—	1
Cash equivalents	8	—	—	—	8
Total	$397	$289	$22	$—	$708
Liabilities:
Energy-related derivatives(a)(b)	$442	$147	$7	$—	$596

(a)	Energy-related derivatives exclude $4 million associated with premiums and certain weather derivatives accounted for based on intrinsic value rather than fair value.

(b)	Energy-related derivatives exclude cash collateral of $99 million.

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
Southern Company and Subsidiary Companies 2019 Annual Report

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
Southern Company and Subsidiary Companies 2019 Annual Report

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
Southern Company and Subsidiary Companies 2019 Annual Report

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
Southern Company and Subsidiary Companies 2019 Annual Report

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
"Other investments" include investments traded in the open market that have maturities greater than 90 days, which are categorized as Level 2 under Fair Value Measurements and are comprised of corporate bonds, treasury bonds, and/or agency bonds.
The fair value measurements of private equity investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $56 million and $45 million at December 31, 2019 and 2018, respectively. Unfunded commitments related to the private equity investments totaled $70 million and $50 million at December 31, 2019 and 2018, respectively. Private equity investments include high-quality private equity funds across several market sectors and funds that invest in real estate assets. Private equity funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

At December 31, 2019 and 2018, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company(a)(b)	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(b)
	(in millions)
At December 31, 2019:
Long-term debt, including securities due within one year:
Carrying amount	$44,561	$8,517	$11,660	$1,589	$4,398	$5,845
Fair value	48,339	9,525	12,680	1,671	4,708	6,509
At December 31, 2018:
Long-term debt, including securities due within one year:
Carrying amount	$45,023	$8,120	$9,838	$1,579	$5,017	$5,940
Fair value	44,824	8,370	9,800	1,546	4,980	5,965

(a)
Amounts at December 31, 2018 include long-term debt of Gulf Power, which was classified as liabilities held for sale on Southern Company's balance sheet at December 31, 2018. See Note 15 under "Southern Company" and "Assets Held for Sale" for additional information.

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
Commodity Contracts with Level 3 Valuation Inputs
As of December 31, 2019, the fair value of Southern Company Gas' Level 3 physical natural gas forward contracts was $14 million. Since commodity contracts classified as Level 3 typically include a combination of observable and unobservable components, the changes in fair value may include amounts due in part to observable market factors, or changes to assumptions on the unobservable components. The following table includes transfers to Level 3, which represent the fair value of Southern Company Gas' commodity derivative contracts that include a significant unobservable component for the first time during the period.

2019
(in millions)
Beginning balance	$—
Transfers to Level 3	(32)
Transfers from Level 3	3
Instruments realized or otherwise settled during period	(4)
Changes in fair value	47
Ending balance	$14

Changes in fair value of Level 3 instruments represent changes in gains and losses for the periods that are reported on Southern Company Gas' statements of income in natural gas revenues.
The valuation of certain commodity contracts requires the use of certain unobservable inputs. All forward pricing used in the valuation of such contracts is directly based on third-party market data, such as broker quotes and exchange settlements, when that data is available. If third-party market data is not available, then industry standard methodologies are used to develop inputs that maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Observable inputs, including some forward prices used for determining fair value, reflect the best available market information. Unobservable inputs are updated using industry standard techniques such as extrapolation, combining observable forward inputs supplemented by historical market and other relevant data. Level 3 physical natural gas forward contracts include unobservable forward price

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

inputs (ranging from $1.54 to $2.92 per mmBtu). Forward price increases (decreases) as of December 31, 2019 would have resulted in higher (lower) values on a net basis.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

At December 31, 2019, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	589	2023	2029
Alabama Power	88	2022	—
Georgia Power	175	2023	—
Mississippi Power	101	2023	—
Southern Power	7	2020	2020
Southern Company Gas(*)	218	2022	2029

(*)
Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of long natural gas positions of 4,096 million mmBtu and short natural gas positions of 3,878 million mmBtu at December 31, 2019, which is also included in Southern Company's total volume.

At December 31, 2019, the net volume of Southern Power's energy-related derivative contracts for power to be sold was 1 million MWHs, all of which expire in 2020.
In addition to the volumes discussed above, the traditional electric operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess natural gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 23 million mmBtu for Southern Company, which includes 6 million mmBtu for Alabama Power, 7 million mmBtu for Georgia Power, 3 million mmBtu for Mississippi Power, and 7 million mmBtu for Southern Power.
For cash flow hedges of energy-related derivatives, the estimated pre-tax gains (losses) expected to be reclassified from AOCI to earnings for the year ending December 31, 2020 are immaterial for Southern Power.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

At December 31, 2019, the following interest rate derivatives were outstanding:

	Notional Amount	Interest Rate Received	Weighted Average Interest Rate Paid	Hedge Maturity Date	Fair Value Gain (Loss) December 31, 2019
	(in millions)				(in millions)
Cash Flow Hedges of Forecasted Debt
Georgia Power	$250	3-month LIBOR	2.23%	March 2025	$(6)
Georgia Power	250	3-month LIBOR	2.40%	March 2030	(11)
Southern Company Gas	200	3-month LIBOR	1.81%	September 2030	2
Fair Value Hedges of Existing Debt
Southern Company parent	300	2.75%	3-month LIBOR + 0.92%	June 2020	—
Southern Company parent	1,500	2.35%	1-month LIBOR + 0.87%	July 2021	(7)
Southern Company	$2,500				$(22)

The estimated pre-tax gains (losses) related to interest rate derivatives expected to be reclassified from AOCI to interest expense for the year ending December 31, 2020 total $(22) million for Southern Company and are immaterial for all other Registrants. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2046 for the Southern Company parent entity, 2035 for Alabama Power, 2044 for Georgia Power, 2028 for Mississippi Power, and 2046 for Southern Company Gas.
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
At December 31, 2019, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) December 31, 2019
	(in millions)		(in millions)			(in millions)
Cash Flow Hedges of Existing Debt
Southern Power	$677	2.95%	€600	1.00%	June 2022	$(7)
Southern Power	564	3.78%	500	1.85%	June 2026	(1)
Total	$1,241		€1,100			$(8)

The estimated pre-tax gains (losses) related to Southern Power's foreign currency derivatives expected to be reclassified from AOCI to earnings for the year ending December 31, 2020 are $(24) million.
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
Southern Company and Subsidiary Companies 2019 Annual Report

master netting agreements to mitigate exposure to counterparty credit risk. These agreements may contain provisions that permit netting across product lines and against cash collateral. The fair value amounts of derivative assets and liabilities on the balance sheets are presented net to the extent that there are netting arrangements or similar agreements with the counterparties.
At December 31, 2019 and 2018, the fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

	2019		2018
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Southern Company
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$3	$70	$8	$23
Other deferred charges and assets/Other deferred credits and liabilities	6	44	9	26
Assets held for sale, current/Liabilities held for sale, current	—	—	—	6
Total derivatives designated as hedging instruments for regulatory purposes	$9	$114	$17	$55
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$1	$6	$3	$7
Other deferred charges and assets/Other deferred credits and liabilities	—	—	1	2
Interest rate derivatives:
Other current assets/Other current liabilities	2	23	—	19
Other deferred charges and assets/Other deferred credits and liabilities	—	1	—	30
Foreign currency derivatives:
Other current assets/Other current liabilities	—	24	—	23
Other deferred charges and assets/Other deferred credits and liabilities	16	—	75	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$19	$54	$79	$81
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets/Other current liabilities	$461	$358	$561	$575
Other deferred charges and assets/Other deferred credits and liabilities	207	225	180	325
Total derivatives not designated as hedging instruments	$668	$583	$741	$900
Gross amounts recognized	$696	$751	$837	$1,036
Gross amounts offset(a)	$(463)	$(562)	$(524)	$(801)
Net amounts recognized in the Balance Sheets(b)	$233	$189	$313	$235

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

	2019		2018
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Alabama Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$2	$14	$3	$4
Other deferred charges and assets/Other deferred credits and liabilities	2	10	3	6
Total derivatives designated as hedging instruments for regulatory purposes	$4	$24	$6	$10
Gross amounts recognized	$4	$24	$6	$10
Gross amounts offset	$(2)	$(2)	$(4)	$(4)
Net amounts recognized in the Balance Sheets	$2	$22	$2	$6

Georgia Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$1	$32	$2	$8
Other deferred charges and assets/Other deferred credits and liabilities	3	21	4	13
Total derivatives designated as hedging instruments for regulatory purposes	$4	$53	$6	$21
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current assets/Other current liabilities	$—	$17	$—	$2
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$—	$17	$—	$2
Gross amounts recognized	$4	$70	$6	$23
Gross amounts offset	$(3)	$(3)	$(6)	$(6)
Net amounts recognized in the Balance Sheets	$1	$67	$—	$17

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

	2019		2018
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Mississippi Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$—	$15	$1	$3
Other deferred charges and assets/Other deferred credits and liabilities	1	12	2	6
Total derivatives designated as hedging instruments for regulatory purposes	$1	$27	$3	$9
Gross amounts recognized	$1	$27	$3	$9
Gross amounts offset	$(1)	$(1)	$(2)	$(2)
Net amounts recognized in the Balance Sheets	$—	$26	$1	$7

Southern Power
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$1	$2	$3	$6
Other deferred charges and assets/Other deferred credits and liabilities	—	—	1	2
Foreign currency derivatives:
Other current assets/Other current liabilities	—	24	—	23
Other deferred charges and assets/Other deferred credits and liabilities	16	—	75	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$17	$26	$79	$31
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets/Other current liabilities	$2	$1	$—	$—
Total derivatives not designated as hedging instruments	$2	$1	$—	$—
Gross amounts recognized	$19	$27	$79	$31
Gross amounts offset	$—	$—	$(3)	$(3)
Net amounts recognized in the Balance Sheets	$19	$27	$76	$28

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

	2019		2018
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Southern Company Gas
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$—	$9	$2	$8
Other deferred charges and assets/Other deferred credits and liabilities	—	1	—	1
Total derivatives designated as hedging instruments for regulatory purposes	$—	$10	$2	$9
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$—	$4	$—	$1
Interest rate derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	2	—	—	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$2	$4	$—	$1
Derivatives not designated as hedging instruments
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$459	$357	$559	$574
Other deferred charges and assets/Other deferred credits and liabilities	207	225	180	325
Total derivatives not designated as hedging instruments	$666	$582	$739	$899
Gross amounts recognized	$668	$596	$741	$909
Gross amounts offset(a)	$(456)	$(555)	$(508)	$(785)
Net amounts recognized in the Balance Sheets (b)	$212	$41	$233	$124

(a)	Gross amounts offset include cash collateral held on deposit in broker margin accounts of $99 million and $277 million at December 31, 2019 and 2018, respectively.

(b)	Net amounts of derivative instruments outstanding exclude premium and intrinsic value associated with weather derivatives of $4 million and $8 million at December 31, 2019 and 2018, respectively.
Energy-related derivatives not designated as hedging instruments were immaterial for the traditional electric operating companies at December 31, 2019 and 2018.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

At December 31, 2019 and 2018, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet at December 31, 2019
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(63)	$(14)	$(31)	$(15)	$(3)
Other regulatory assets, deferred	(37)	(8)	(18)	(11)	—
Other regulatory liabilities, current	6	2	—	—	4
Total energy-related derivative gains (losses)	$(94)	$(20)	$(49)	$(26)	$1

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet at December 31, 2018
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(19)	$(3)	$(6)	$(2)	$(8)
Other regulatory assets, deferred	(16)	(3)	(9)	(4)	—
Assets held for sale, current	(6)	—	—	—	—
Other regulatory liabilities, current	1	—	—	—	1
Total energy-related derivative gains (losses)	$(40)	$(6)	$(15)	$(6)	$(7)

For the years ended December 31, 2019, 2018, and 2017, the pre-tax effects of cash flow hedge accounting on AOCI for the applicable Registrants were as follows:

Gain (Loss) Recognized in OCI on Derivative	2019	2018	2017
	(in millions)
Southern Company
Energy-related derivatives	$(13)	$17	$(47)
Interest rate derivatives	(57)	(1)	(2)
Foreign currency derivatives	(84)	(78)	140
Total	$(154)	$(62)	$91
Georgia Power
Interest rate derivatives	$(59)	$—	$1
Southern Power
Energy-related derivatives	$(4)	$10	$(38)
Foreign currency derivatives	(84)	(78)	140
Total	$(88)	$(68)	$102
Southern Company Gas
Energy-related derivatives	$(9)	$7	$(9)
Interest rate derivatives	2	—	—
Total	$(7)	$7	$(9)

For all years presented, the pre-tax effects of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments on AOCI were immaterial for the other Registrants. In addition, for the year ended December 31, 2017, there

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

was no material ineffectiveness recorded in earnings for any Registrant. Upon the adoption of ASU 2017-12, beginning in 2018, ineffectiveness was no longer separately measured and recorded in earnings.
The pre-tax effects of cash flow and fair value hedge accounting on income for the years ended December 31, 2019, 2018, and 2017 were as follows:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships	2019	2018	2017
	(in millions)
Southern Company
Total cost of natural gas	$1,319	$1,539	$1,601
Gain (loss) on energy-related cash flow hedges(a)	(2)	2	(2)
Total depreciation and amortization	3,038	3,131	3,010
Gain (loss) on energy-related cash flow hedges(a)	(6)	7	(16)
Total interest expense, net of amounts capitalized	(1,736)	(1,842)	(1,694)
Gain (loss) on interest rate cash flow hedges(a)	(20)	(21)	(21)
Gain (loss) on foreign currency cash flow hedges(a)	(24)	(24)	(23)
Gain (loss) on interest rate fair value hedges(b)	42	(12)	(22)
Total other income (expense), net	252	114	163
Gain (loss) on foreign currency cash flow hedges(a)(c)	(24)	(60)	160
Alabama Power
Total interest expense, net of amounts capitalized	$(336)	$(323)	$(305)
Gain (loss) on interest rate cash flow hedges(a)	(6)	(6)	(6)
Georgia Power
Total interest expense, net of amounts capitalized	$(409)	$(397)	$(419)
Gain (loss) on interest rate cash flow hedges(a)	(3)	(4)	(4)
Gain (loss) on interest rate fair value hedges(b)	2	2	(3)
Mississippi Power
Total interest expense, net of amounts capitalized	$(69)	$(76)	$(42)
Gain (loss) on interest rate cash flow hedges(a)	(2)	(2)	(2)
Southern Power
Total depreciation and amortization	$479	$493	$503
Gain (loss) on energy-related cash flow hedges(a)	(6)	7	(17)
Total interest expense, net of amounts capitalized	(169)	(183)	(191)
Gain (loss) on foreign currency cash flow hedges(a)	(24)	(24)	(23)
Total other income (expense), net	47	23	1
Gain (loss) on foreign currency cash flow hedges(a)(c)	(24)	(60)	159
Southern Company Gas
Total cost of natural gas	$1,319	$1,539	$1,601
Gain (loss) on energy-related cash flow hedges(a)	(2)	2	(2)

(a)	Reclassified from AOCI into earnings.

(b)	For fair value hedges, changes in the fair value of the derivative contracts are generally equal to changes in the fair value of the underlying debt and have no material impact on income.

(c)
The reclassification from AOCI into other income (expense), net completely offsets currency gains and losses arising from changes in the U.S. currency exchange rates used to record the euro-denominated notes.

The pre-tax effects of cash flow hedge accounting on income for interest rate derivatives were immaterial for Southern Company Gas for all years presented.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

At December 31, 2019 and 2018, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	At December 31, 2019	At December 31, 2018	At December 31, 2019	At December 31, 2018
	(in millions)		(in millions)
Southern Company
Securities due within one year	$—	$(498)	$—	$2
Long-term debt	(2,093)	(2,052)	3	41

Georgia Power
Securities due within one year	$—	$(498)	$—	$2

The pre-tax effects of energy-related derivatives not designated as hedging instruments on the statements of income for the years ended December 31, 2019, 2018, and 2017 for the applicable Registrants were as follows:

		Gain (Loss)
Derivatives in Non-Designated Hedging Relationships	Statements of Income Location	2019	2018	2017
		(in millions)
Southern Company
Energy-related derivatives	Natural gas revenues(*)	$223	$(122)	$(80)
	Cost of natural gas	10	(6)	(2)
	Wholesale electric revenues	2	2	(4)
Total derivatives in non-designated hedging relationships		$235	$(126)	$(86)

Southern Company Gas
Energy-related derivatives	Natural gas revenues(*)	$223	$(122)	$(80)
	Cost of natural gas	10	(6)	(2)
Total derivatives in non-designated hedging relationships		$233	$(128)	$(82)

(*)
Excludes the impact of weather derivatives recorded in natural gas revenues of $3 million, $5 million, and $23 million for the years ended December 31, 2019, 2018, and 2017, respectively, as they are accounted for based on intrinsic value rather than fair value.

The pre-tax effects of energy-related derivatives not designated as hedging instruments were immaterial for all other Registrants for all years presented.
Contingent Features
Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At December 31, 2019, the Registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
For the Registrants with interest rate derivatives at December 31, 2019, the fair value of interest rate derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, was immaterial. At December 31, 2019, the fair value of energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial for all Registrants. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

rating change to below investment grade. Following the sale of Gulf Power to NextEra Energy, Gulf Power is continuing to participate in the Southern Company power pool for a defined transition period that, subject to certain potential adjustments, is scheduled to end on January 1, 2024.
Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivatives executed with the same counterparty.
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Alabama Power and Southern Power may be required to post collateral. At December 31, 2019, cash collateral posted in these accounts was immaterial. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts. At December 31, 2019, cash collateral held on deposit in broker margin accounts was $99 million.
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
15. ACQUISITIONS AND DISPOSITIONS
Southern Company
On January 1, 2019, Southern Company completed the sale of all of the capital stock of Gulf Power to 700 Universe, LLC, a wholly-owned subsidiary of NextEra Energy, for an aggregate cash purchase price of approximately $5.8 billion (less $1.3 billion of indebtedness assumed), including the final working capital adjustments. The gain associated with the sale of Gulf Power totaled $2.6 billion pre-tax ($1.4 billion after tax). The assets and liabilities of Gulf Power were classified as assets held for sale and liabilities held for sale on Southern Company's balance sheet as of December 31, 2018. See "Assets Held for Sale" herein for additional information.
On July 22, 2019, PowerSecure completed the sale of its utility infrastructure services business for approximately $65 million, including the final working capital adjustments. In contemplation of this sale, a goodwill impairment charge of $32 million was recorded in the second quarter 2019.
On December 30, 2019, Southern Company completed the sale of one of its leveraged lease investments for an aggregate cash purchase price of approximately $20 million. The sale resulted in an immaterial gain.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

On December 31, 2019, PowerSecure completed the sale of its lighting business for approximately $9 million, which included cash of $4 million and a note receivable from the buyer of $5 million. In contemplation of this sale, an impairment charge of $18 million was recorded in the third quarter 2019 related to goodwill, identifiable intangibles, and other assets.
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
The completion of the Autauga Combined Cycle Acquisition is subject to the satisfaction or waiver of certain conditions, including, among other customary conditions, approval by the Alabama PSC and the FERC. Alabama Power expects to obtain all regulatory approvals by the end of the third quarter 2020.
The ultimate outcome of this matter cannot be determined at this time.
Southern Power
During 2019 and 2018, Southern Power or one of its wholly-owned subsidiaries acquired, completed, or continued construction of the facilities discussed below. Acquisition-related costs were expensed as incurred and were not material for any of the years presented.
Acquisitions During 2019
During 2019, Southern Power acquired a controlling interest in the fuel cell generation facility listed below and acquired the Skookumchuck wind facility discussed under "Construction Projects" below.

Project Facility	Resource	Seller	Approximate Nameplate Capacity (MW)	Location	Southern Power Ownership Percentage	COD	PPA Remaining Period
DSGP(a)	Fuel Cell	Bloom Energy	28	Delaware	100% of Class B	N/A(b)	15 years

(a)
During 2019, Southern Power made a total investment of approximately $167 million in DSGP and now holds a controlling interest and consolidates 100% of DSGP's operating results. Southern Power records net income attributable to noncontrolling interests for approximately 10 MWs of the facility.

(b)
Southern Power's 18-MW share of the facility was repowered between June and August 2019. In December 2019, a Class C member joined the existing partnership between the Class A member and Southern Power and made an investment to repower the remaining 10 MWs. In connection with the Class C member joining the partnership, the original fuel cells (before repower), which had a carrying value of approximately $55 million, were distributed to the Class A member in a non-cash transaction that was excluded from the statements of cash flows.

Acquisitions During 2018
During 2018, Southern Power acquired and completed the project below and acquired the Wildhorse Mountain and Reading wind facilities discussed under "Construction Projects" below.

Project Facility	Resource	Seller	Approximate Nameplate Capacity (MW)	Location	Southern Power Ownership Percentage		COD	PPA Contract Period
Gaskell West 1	Solar	Recurrent Energy Development Holdings, LLC	20	Kern County, CA	100% of Class B	(*)	March 2018	20 years

(*)	Southern Power owns 100% of the Class B membership interests under a tax equity partnership.
The Gaskell West 1 facility did not have operating revenues or activities prior to being placed in service during March 2018.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Construction Projects
During 2019, Southern Power completed construction of and placed in service the 385-MW Plant Mankato expansion and the Wildhorse Mountain facility, acquired and continued construction of the Skookumchuck facility, and continued construction of the Reading facility. Total aggregate construction costs, excluding acquisition costs, are expected to be between $490 million and $535 million for the two facilities under construction. At December 31, 2019, total costs of construction incurred for the two facilities under construction were $417 million and are included in CWIP. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Expected COD	PPA Contract Period
Projects Completed During the Year Ended December 31, 2019
Mankato expansion(a)	Natural Gas	385	Mankato, MN	May 2019	20 years
Wildhorse Mountain(b)	Wind	100	Pushmataha County, OK	December 2019	20 years
Projects Under Construction at December 31, 2019
Reading(c)	Wind	200	Osage and Lyon Counties, KS	Second quarter 2020	12 years
Skookumchuck(d)	Wind	136	Lewis and Thurston Counties, WA	Second quarter 2020	20 years

(a)
Southern Power completed the sale of its equity interests in Plant Mankato, including the expansion, to a subsidiary of Xcel on January 17, 2020. The expansion unit started providing energy under a PPA with Northern States Power on June 1, 2019. See "Sales of Natural Gas and Biomass Plants" below and "Assets Held for Sale" herein for additional information.

(b)
In May 2018, Southern Power purchased 100% of the membership interests of the Wildhorse Mountain facility. In December 2019, Southern Power entered into a tax equity partnership and, as a result, owns 100% of the Class B membership interests.

(c)
In August 2018, Southern Power purchased 100% of the membership interests of the Reading facility pursuant to a joint development arrangement. Southern Power may enter into a tax equity partnership, in which case it would then own 100% of the Class B membership interests. The ultimate outcome of this matter cannot be determined at this time.

(d)
In October 2019, Southern Power purchased 100% of the membership interests of the Skookumchuck facility pursuant to a joint development arrangement. In December 2019, Southern Power entered into a tax equity agreement as the Class B member with funding of the tax equity amounts expected to occur upon commercial operation. Shortly after commercial operation, Southern Power may sell a noncontrolling interest in these Class B membership interests to another partner. The ultimate outcome of this matter cannot be determined at this time.

Development Projects
Southern Power continues to evaluate and refine the deployment of the remaining wind turbine equipment purchased in 2016 and 2017 to development and construction projects. Wind projects utilizing equipment purchased in 2016 and 2017, and reaching commercial operation by the end of 2020 and 2021, are expected to qualify for 100% and 80% PTCs, respectively. The significant majority of this equipment either has been deployed to completed projects, projects under construction, or projects that are probable of being completed or has been sold to third parties. In 2018, as a result of a review of various options for probable dispositions of wind turbine equipment not deployed to development or construction projects, Southern Power recorded a $36 million asset impairment charge on the equipment. Sales during 2019 resulted in gains totaling approximately $17 million.
Sales of Renewable Facility Interests
In May 2018, Southern Power completed the sale of a noncontrolling 33% equity interest in SP Solar, a limited partnership indirectly owning substantially all of Southern Power's solar facilities, to Global Atlantic for approximately $1.2 billion. Since Southern Power retained control of the limited partnership through its wholly-owned general partner, the sale was recorded as an equity transaction. On the date of the transaction, the noncontrolling interest was increased by $511 million to reflect 33% of the carrying value of the partnership. This difference, partially offset by the tax impact and other related transaction charges, also resulted in a $410 million decrease to Southern Power's common stockholder's equity.
In December 2018, Southern Power completed the sale of a noncontrolling tax equity interest in SP Wind, which owns a portfolio of eight operating wind facilities, to three financial investors for approximately $1.2 billion. The tax equity investors together will generally receive 40% of the cash distributions from available cash and will receive 99% of the tax attributes, including future PTCs.
Southern Power consolidates each entity, as the primary beneficiary of the VIE, since it controls the most significant activities, including operating and maintaining the assets.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Sales of Natural Gas and Biomass Plants
In December 2018, Southern Power completed the sale of all of its equity interests in the Florida Plants to NextEra Energy for $203 million, including working capital adjustments. In contemplation of this sale transaction, Southern Power recorded an asset impairment charge of approximately $119 million ($89 million after tax) in May 2018.
On June 13, 2019, Southern Power completed the sale of its equity interests in Plant Nacogdoches, a 115-MW biomass facility located in Nacogdoches County, Texas, to Austin Energy, for a purchase price of approximately $461 million, including working capital adjustments. Southern Power recorded a gain of $23 million ($88 million after tax) on the sale.
On January 17, 2020, Southern Power completed the sale of its equity interests in Plant Mankato (including the 385-MW expansion unit completed in May 2019) to a subsidiary of Xcel for a purchase price of approximately $663 million, including estimated working capital adjustments. The sale resulted in a gain of approximately $39 million ($23 million after tax) in 2020. The assets and liabilities of Plant Mankato are classified as held for sale on Southern Company's and Southern Power's balance sheets as of December 31, 2019 and 2018. See "Assets Held for Sale" herein for additional information.
Southern Company Gas
Sale of Pivotal Home Solutions
In June 2018, Southern Company Gas completed the stock sale of Pivotal Home Solutions to American Water Enterprises LLC for a total cash purchase price of $365 million, which includes the final working capital adjustment. This disposition resulted in a net loss of $67 million, which includes $34 million of income tax expense. In contemplation of the transaction, a goodwill impairment charge of $42 million was recorded during the first quarter 2018. The income tax expense included tax on goodwill not deductible for tax purposes and for which a deferred tax liability had not been recorded previously. Southern Company Gas and American Water Enterprises LLC entered into a transition services agreement whereby Southern Company Gas provided certain administrative and operational services through November 4, 2018.
Sales of Elizabethtown Gas and Elkton Gas
In July 2018, a Southern Company Gas subsidiary, Pivotal Utility Holdings, completed the sales of the assets of two of its natural gas distribution utilities, Elizabethtown Gas and Elkton Gas, to South Jersey Industries, Inc. for a total cash purchase price of $1.7 billion, which includes the final working capital and other adjustments. This disposition resulted in a pre-tax gain that was entirely offset by $205 million of income tax expense, resulting in no material net income impact. The income tax expense included tax on goodwill not deductible for tax purposes and for which a deferred tax liability had not been recorded previously. Southern Company Gas and South Jersey Industries, Inc. entered into transition services agreements whereby Southern Company Gas will provide certain administrative and operational services through no later than July 31, 2020.
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
Sale of Triton
On May 29, 2019, Southern Company Gas sold its investment in Triton, a cargo container leasing company that was aggregated into Southern Company Gas' all other segment. This disposition resulted in a pre-tax loss of $6 million and a net after-tax gain of $7 million as a result of reversing a $13 million federal income tax valuation allowance.
Proposed Sale of Pivotal LNG and Atlantic Coast Pipeline
On February 7, 2020, Southern Company Gas entered into agreements with Dominion Modular LNG Holdings, Inc. and Dominion Atlantic Coast Pipeline, LLC for the sale of its interests in Pivotal LNG and Atlantic Coast Pipeline, respectively, for an aggregate purchase price of $165 million, including estimated working capital and timing adjustments. Southern Company Gas may also receive two payments of $5 million each, contingent upon certain milestones related to Pivotal LNG being met by Dominion Modular LNG Holdings, Inc. after the completion of the sale. Based on the terms of these pending transactions, Southern Company Gas recorded an asset impairment charge, exclusive of the contingent payments, for Pivotal LNG of

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

approximately $24 million ($17 million after tax) as of December 31, 2019. The completion of each transaction is subject to the satisfaction or waiver of certain conditions, including, among other customary closing conditions, the completion of the other transaction and, for the sale of the interest in Atlantic Coast Pipeline, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transactions are expected to be completed in the first half of 2020; however, the ultimate outcome cannot be determined at this time. The assets and liabilities of Pivotal LNG and the interest in Atlantic Coast Pipeline are classified as held for sale as of December 31, 2019. See Notes 3 and 7 under "Southern Company Gas – Gas Pipeline Projects" and "Southern Company Gas – Equity Method Investments," respectively, and "Assets Held for Sale" herein for additional information.
Assets Held for Sale
As discussed previously, Southern Company, Southern Power, and Southern Company Gas each have assets and liabilities held for sale on their balance sheets at December 31, 2019 and/or 2018. Assets and liabilities held for sale have been classified separately on each company's balance sheet at the lower of carrying value or fair value less costs to sell at the time the criteria for held-for-sale classification were met. For assets and liabilities held for sale recorded at fair value on a nonrecurring basis, the fair value of assets held for sale is based primarily on unobservable inputs (Level 3), which includes the agreed upon sales prices in executed sales agreements.
Since the depreciation of the assets sold in the Gulf Power transaction and Southern Company Gas' Elizabethtown Gas, Elkton Gas, and Florida City Gas transactions continued to be reflected in customer rates through the closing date of each sale and was reflected in the carryover basis of the assets when sold, Southern Company and Southern Company Gas continued to record depreciation on those assets through the respective closing date of each transaction. Upon classification as held for sale in May 2018 for the Florida Plants, November 2018 for Plant Mankato, and April 2019 for Plant Nacogdoches, Southern Power ceased recognizing depreciation and amortization on the long-lived assets being sold.
The following table provides the major classes of assets and liabilities classified as held for sale for Southern Company, Southern Power, and Southern Company Gas at December 31, 2019 and/or 2018:

	Southern Company		Southern Power		Southern Company Gas
	At December 31,		At December 31,		At December 31,
	2019	2018	2019	2018	2019
	(in millions)		(in millions)		(in millions)
Assets Held for Sale:
Current assets	$19	$393	$17	$8	$2
Total property, plant, and equipment	565	4,583	547	536	18
Goodwill and other intangible assets	40	40	40	40	—
Equity investments in unconsolidated subsidiaries	151	—	—	—	151
Other non-current assets	14	727	14	—	—
Total Assets Held for Sale	$789	$5,743	$618	$584	$171

Liabilities Held for Sale:
Current liabilities	$5	$425	$3	$15	$2
Long-term debt	—	1,286	—	—	—
Accumulated deferred income taxes	—	618	—	—	—
Other non-current liabilities	—	932	—	—	—
Total Liabilities Held for Sale	$5	$3,261	$3	$15	$2

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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Gulf Power and Southern Power's Florida Plants, Plant Nacogdoches, and Plant Mankato represented individually significant components of Southern Company and Southern Power, respectively; therefore, pre-tax income for these components for the years ended December 31, 2019, 2018, and 2017 are presented below:

	2019	2018	2017
	(in millions)
Earnings before income taxes:(a)
Gulf Power	N/A	$140	$229
Southern Power's Florida Plants(b)	N/A	$49	$37
Southern Power's Plant Nacogdoches(c)	$13	$27	$25
Southern Power's Plant Mankato	$29	N/M	N/M
N/M - Not material

(a)	Earnings before income taxes for Southern Power's components reflect the cessation of depreciation and amortization on the long-lived assets being sold upon classification as held for sale.

(b)	Earnings before income taxes for the Florida Plants in 2018 represents the period from January 1, 2018 to December 4, 2018 (the divestiture date).

(c)	Earnings before income taxes for Plant Nacogdoches in 2019 represents January 1, 2019 through June 13, 2019 (the divestiture date).
16. SEGMENT AND RELATED INFORMATION
Southern Company
Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Revenues from sales by Southern Power to the traditional electric operating companies were $398 million, $435 million, and $392 million in 2019, 2018, and 2017, respectively. Revenues from sales of natural gas from Southern Company Gas to the traditional electric operating companies and Southern Power were $14 million and $64 million, respectively, in 2019, $32 million and $119 million, respectively, in 2018, and $23 million and $119 million, respectively, in 2017. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing energy solutions to electric utilities and their customers in the areas of distributed generation, energy storage and renewables, and energy efficiency, as well as investments in telecommunications and leveraged lease projects. All other inter-segment revenues are not material.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Financial data for business segments and products and services for the years ended December 31, 2019, 2018, and 2017 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	All Other	Eliminations	Consolidated
	(in millions)
2019
Operating revenues	$15,569	$1,938	$(412)	$17,095	$3,792	$690	$(158)	$21,419
Depreciation and amortization	1,993	479	—	2,472	487	79	—	3,038
Interest income	38	9	—	47	3	16	(6)	60
Earnings from equity method investments	2	3	—	5	157	—	—	162
Interest expense	818	169	—	987	232	517	—	1,736
Income taxes (benefit)	764	(56)	—	708	130	960	—	1,798
Segment net income (loss)(a)(b)(c)(d)(e)	2,929	339	—	3,268	585	908	(22)	4,739
Goodwill	—	2	—	2	5,015	263	—	5,280
Total assets	81,063	14,300	(713)	94,650	21,687	3,511	(1,148)	118,700
Gross property additions	5,748	489	—	6,237	1,418	159	—	7,814
2018
Operating revenues	$16,843	$2,205	$(477)	$18,571	$3,909	$1,213	$(198)	$23,495
Depreciation and amortization	2,072	493	—	2,565	500	66	—	3,131
Interest income	23	8	—	31	4	8	(5)	38
Earnings from equity method investments	(1)	—	—	(1)	148	2	(1)	148
Interest expense	852	183	—	1,035	228	580	(1)	1,842
Income taxes (benefit)	371	(164)	—	207	464	(222)	—	449
Segment net income (loss)(a)(b)(f)(g)	2,117	187	—	2,304	372	(453)	3	2,226
Goodwill	—	2	—	2	5,015	298	—	5,315
Total assets	79,382	14,883	(306)	93,959	21,448	3,285	(1,778)	116,914
Gross property additions	6,077	315	—	6,392	1,399	414	—	8,205
2017
Operating revenues	$16,884	$2,075	$(419)	$18,540	$3,920	$741	$(170)	$23,031
Depreciation and amortization	1,954	503	—	2,457	501	52	—	3,010
Interest income	14	7	—	21	3	11	(9)	26
Earnings from equity method investments	1	—	—	1	106	(1)	—	106
Interest expense	820	191	—	1,011	200	490	(7)	1,694
Income taxes (benefit)	1,021	(939)	—	82	367	(307)	—	142
Segment net income (loss)(a)(b)(h)(i)	(193)	1,071	—	878	243	(279)	—	842
Goodwill	—	2	—	2	5,967	299	—	6,268
Total assets	72,204	15,206	(325)	87,085	22,987	2,552	(1,619)	111,005
Gross property additions	3,836	268	—	4,104	1,525	355	—	5,984

(a)	Attributable to Southern Company.

(b)
Segment net income (loss) for the traditional electric operating companies includes pre-tax charges for estimated losses on plants under construction of $24 million ($24 million after tax) in 2019, $1.1 billion ($722 million after tax) in 2018, and $3.4 billion ($2.4 billion after tax) in 2017. See Note 2 under "Georgia Power – Nuclear Construction" and "Mississippi Power – Kemper County Energy Facility – Schedule and Cost Estimate" for additional information.

(c)
Segment net income (loss) for Southern Power includes a $23 million pre-tax gain ($88 million gain after tax) on the sale of Plant Nacogdoches in 2019. See Note 15 under "Southern Power" for additional information.

(d)
Segment net income (loss) for Southern Company Gas in 2019 includes pre-tax impairment charges totaling $115 million ($86 million after tax). See Notes 3 and 15 under "Other Matters – Southern Company Gas" and "Southern Company Gas – Proposed Sale of Pivotal LNG and Atlantic Coast Pipeline," respectively, for additional information.

(e)
Segment net income (loss) for the "All Other" column in 2019 includes the pre-tax gain associated with the sale of Gulf Power of $2.6 billion ($1.4 billion after tax), the pre-tax loss, including related impairment charges, on the sales of certain PowerSecure business units totaling $58 million ($52 million after tax), and a pre-tax impairment charge of $17 million ($13 million after tax) related to a leveraged lease investment. See Notes 3 and 15 under "Other Matters – Southern Company" and "Southern Company," respectively, for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

(f)	Segment net income (loss) for Southern Power includes pre-tax impairment charges of $156 million ($117 million after tax) in 2018. See Note 15 under "Southern Power" for additional information.

(g)
Segment net income (loss) for Southern Company Gas includes a net gain on dispositions of $291 million ($51 million loss after tax) in 2018 related to the Southern Company Gas Dispositions and a goodwill impairment charge of $42 million in 2018 related to the sale of Pivotal Home Solutions. See Note 15 under "Southern Company Gas" for additional information.

(h)
Segment net income (loss) for the traditional electric operating companies includes a pre-tax charge for the write-down of Gulf Power's ownership of Plant Scherer Unit 3 of $33 million ($20 million after tax) in 2017. See Note 2 under "Southern Company – Gulf Power" for additional information.

(i)
Segment net income (loss) includes income tax expense of $367 million for the traditional electric operating companies, income tax benefit of $743 million for Southern Power, and income tax expense of $93 million for Southern Company Gas in 2017 related to the Tax Reform Legislation.

Products and Services

Electric Utilities' Revenues
Year	Retail	Wholesale	Other	Total
	(in millions)
2019	$14,084	$2,152	$859	$17,095
2018	15,222	2,516	833	18,571
2017	15,330	2,426	784	18,540

Southern Company Gas' Revenues
Year	Gas Distribution Operations	Gas Marketing Services	All Other	Total
	(in millions)
2019	$3,001	$456	$335	$3,792
2018	3,155	568	186	3,909
2017	3,024	860	36	3,920

Southern Company Gas
Southern Company Gas manages its business through four reportable segments - gas distribution operations, gas pipeline investments, wholesale gas services, and gas marketing services. The non-reportable segments are combined and presented as all other. During 2018, Southern Company Gas changed its reportable segments to further align the way its Chief Operating Decision Maker reviews operating results and reclassified prior year data to conform to the new reportable segment presentation. This change resulted in a new reportable segment, gas pipeline investments, which was formerly included in gas midstream operations.
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
Gas pipeline investments consists of joint ventures in natural gas pipeline investments including a 50% interest in SNG, two significant pipeline construction projects, and a 50% joint ownership interest in the Dalton Pipeline. These natural gas pipelines enable the provision of diverse sources of natural gas supplies to the customers of Southern Company Gas. See Notes 3, 5, 7, and 15 for additional information.
Wholesale gas services provides natural gas asset management and/or related logistics services for each of Southern Company Gas' utilities except Nicor Gas as well as for non-affiliated companies. Additionally, wholesale gas services engages in natural gas storage and gas pipeline arbitrage and related activities.
Gas marketing services provides natural gas marketing to end-use customers primarily in Georgia and Illinois through SouthStar. In June 2018, Southern Company Gas sold Pivotal Home Solutions, which provided home equipment protection products and services. See Note 15 under "Southern Company Gas – Sale of Pivotal Home Solutions" for additional information.
The all other column includes segments below the quantitative threshold for separate disclosure, including storage and fuels operations, Pivotal LNG, the investment in Triton through its sale on May 29, 2019, and other subsidiaries that fall below the quantitative threshold for separate disclosure. See Note 15 under "Southern Company Gas – Proposed Sale of Pivotal LNG and Atlantic Coast Pipeline" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

Financial data for business segments for the years ended December 31, 2019, 2018, and 2017 was as follows:

	Gas Distribution Operations(a)(b)	Gas Pipeline Investments	Wholesale Gas Services(c)	Gas Marketing Services(b)(d)	Total	All Other(e)	Eliminations	Consolidated
	(in millions)
2019
Operating revenues	$3,028	$32	$294	$456	$3,810	$44	$(62)	$3,792
Depreciation and amortization	422	5	1	26	454	33	—	487
Operating income (loss)	573	20	219	112	924	(154)	—	770
Earnings from equity method investments	—	162	—	—	162	(5)	—	157
Interest expense	(187)	(30)	(5)	(3)	(225)	(7)	—	(232)
Income taxes (benefit)	63	58	52	27	200	(70)	—	130
Segment net income (loss)	337	94	163	83	677	(92)	—	585
Gross property additions	1,433	1	1	4	1,439	27	—	1,466
Total assets at December 31, 2019	18,204	1,678	850	1,496	22,228	10,759	(11,300)	21,687
2018
Operating revenues	$3,186	$32	$144	$568	$3,930	$55	$(76)	$3,909
Depreciation and amortization	409	5	2	37	453	47	—	500
Operating income (loss)	904	20	70	19	1,013	(98)	—	915
Earnings from equity method investments	—	145	—	—	145	3	—	148
Interest expense	(178)	(34)	(9)	(6)	(227)	(1)	—	(228)
Income taxes (benefit)	409	28	4	54	495	(31)	—	464
Segment net income (loss)	334	103	38	(40)	435	(63)	—	372
Gross property additions	1,429	32	—	6	1,467	54	—	1,521
Total assets at December 31, 2018	17,266	1,763	1,302	1,587	21,918	11,112	(11,582)	21,448
2017
Operating revenues	$3,207	$17	$6	$860	$4,090	$64	$(234)	$3,920
Depreciation and amortization	391	2	2	62	457	44	—	501
Operating income (loss)	645	10	(51)	113	717	(57)	—	660
Earnings from equity method investments	—	103	—	—	103	3	—	106
Interest expense	(153)	(26)	(7)	(5)	(191)	(9)	—	(200)
Income taxes(f)	178	109	—	24	311	56	—	367
Segment net income (loss)(f)	353	(22)	(57)	84	358	(115)	—	243
Gross property additions	1,330	117	1	9	1,457	51	—	1,508
Total assets at December 31, 2017	19,358	1,699	1,096	2,147	24,300	12,726	(14,039)	22,987

(a)
Operating revenues for the three gas distribution operations dispositions were $244 million and $399 million for 2018 and 2017, respectively. See Note 15 under "Southern Company Gas" for additional information.

(b)
Segment net income for gas distribution operations includes a gain on dispositions of $324 million ($16 million after tax) in 2018. Segment net income for gas marketing services includes a loss on disposition of $(33) million ($(67) million loss after tax) and a goodwill impairment charge of $42 million in 2018 recorded in contemplation of the sale of Pivotal Home Solutions. See Note 15 under "Southern Company Gas" for additional information.

(c)
The revenues for wholesale gas services are netted with costs associated with its energy and risk management activities. A reconciliation of operating revenues and intercompany revenues is shown in the following table.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

	Third Party Gross Revenues	Intercompany Revenues	Total Gross Revenues	Less Gross Gas Costs	Operating Revenues
	(in millions)
2019	$5,703	$275	$5,978	$5,684	$294
2018	6,955	451	7,406	7,262	144
2017	6,152	481	6,633	6,627	6

(d)	Operating revenues for the gas marketing services disposition were $55 million and $129 million in 2018 and 2017, respectively. See Note 15 under "Southern Company Gas" for additional information.

(e)
Segment net income (loss) for the "All Other" column in 2019 includes pre-tax impairment charges totaling $115 million ($86 million after tax). See Notes 3 and 15 under "Other Matters – Southern Company Gas" and "Southern Company Gas – Proposed Sale of Pivotal LNG and Atlantic Coast Pipeline," respectively, for additional information.

(f)
Includes the impact of the Tax Reform Legislation and new income tax apportionment factors in several states resulting from Southern Company Gas' inclusion in the consolidated Southern Company state tax filings.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The tables below provide summarized quarterly financial information for each Registrant for 2019 and 2018. Each Registrant's business is influenced by seasonal weather conditions.

Quarter Ended	Southern Company(a)	Alabama Power	Georgia Power	Mississippi Power(b)	Southern Power(c)	Southern Company Gas(d)
	(in millions)
March 2019
Operating Revenues	$5,412	$1,408	$1,833	$287	$443	$1,474
Operating Income (Loss)	3,691	338	448	56	60	353
Net Income (Loss)	2,059	217	311	37	27	270
Net Income (Loss) Attributable to Registrant	2,084	217	311	37	56	270

June 2019
Operating Revenues	$5,098	$1,513	$2,117	$313	$510	$689
Operating Income (Loss)	1,342	445	647	54	153	134
Net Income (Loss)	931	296	448	37	203	106
Net Income (Loss) Attributable to Registrant	899	296	448	37	174	106

September 2019
Operating Revenues	$5,995	$1,841	$2,755	$370	$574	$498
Operating Income (Loss)	2,013	676	1,161	93	167	(35)
Net Income (Loss)	1,345	469	839	65	111	(29)
Net Income (Loss) Attributable to Registrant	1,316	469	839	65	86	(29)

December 2019
Operating Revenues	$4,914	$1,363	$1,703	$294	$411	$1,131
Operating Income (Loss)	690	134	205	22	15	318
Net Income (Loss)	409	88	122	—	(12)	238
Net Income (Loss) Attributable to Registrant	440	88	122	—	23	238

(a)
Southern Company recorded a preliminary pre-tax gain associated with the sale of Gulf Power of $2.5 billion ($1.3 billion after tax) in the first quarter 2019 and recorded subsequent adjustments of $(15) million ($(11) million after tax) in the second quarter 2019, $4 million ($4 million after tax) in the third quarter 2019, and $70 million ($102 million after tax) in the fourth quarter 2019. In addition, Southern Company recorded a pre-tax loss, including related impairment charges, on the sales of certain PowerSecure business units totaling $32 million in the second quarter 2019, $14 million ($15 million after tax) in the third quarter 2019, and $12 million ($5 million after tax) in the fourth quarter 2019, as well as a pre-tax impairment charge of $17 million ($13 million after tax) in the fourth quarter 2019 related to a leveraged lease investment. See Notes 3 and 15 under "Other Matters – Southern Company" and "Southern Company," respectively, for additional information. Also see notes (b), (c), and (d) below.

(b)
Mississippi Power recorded total pre-tax charges to income of $2 million ($1 million after tax) in the first quarter 2019, $4 million ($3 million after tax) in the second quarter 2019, $4 million ($3 million after tax) in the third quarter 2019, and $14 million ($17 million after tax) in the fourth quarter 2019 as a result of abandonment and related closure costs and ongoing period costs, net of salvage proceeds, for the mine and gasifier-related assets at the Kemper County energy facility. The fourth quarter charges include impacts associated with the expected close out of a DOE contract related to the Kemper County energy facility, as well as an adjustment related to the tax abandonment of the Kemper IGCC following the filing of the 2018 tax return. See Note 2 under "Mississippi Power – Kemper County Energy Facility" for additional information.

(c)
Southern Power recorded a pre-tax gain of $23 million ($88 million gain after tax) in the second quarter 2019 on the sale of Plant Nacogdoches. See Note 15 under "Southern Power" for additional information.

(d)
Southern Company Gas recorded pre-tax impairment charges of $92 million ($65 million after tax) in the third quarter 2019, and a subsequent adjustment of $(1) million ($4 million after tax) in the fourth quarter 2019, related to a natural gas storage facility in Louisiana and $24 million ($17 million after tax) in the fourth quarter 2019 in contemplation of the sale of its interests in Pivotal LNG and Atlantic Coast Pipeline. See Notes 3 and 15 under "Other Matters – Southern Company Gas" and "Southern Company Gas – Proposed Sale of Pivotal LNG and Atlantic Coast Pipeline," respectively, for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

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

(d)
Southern Power recorded pre-tax impairment charges of $119 million ($89 million after tax) in the second quarter 2018 in contemplation of the sale of the Florida Plants and $36 million ($27 million after tax) in the third quarter 2018 related to wind turbine equipment. See Note 15 under "Southern Power – Sales of Natural Gas and Biomass Plants" and " – Development Projects" for additional information. As a result of the Tax Reform Legislation, Southern Power recorded income tax expense of $75 million in the fourth quarter 2018. See Note 10 for additional information.

(e)
Southern Company Gas recorded a goodwill impairment charge of $42 million in the first quarter 2018 in contemplation of the sale of Pivotal Home Solutions. Southern Company Gas also recorded gains (losses) on dispositions in the second, third, and fourth quarters 2018 of $(36) million ($(76) million after tax), $353 million ($40 million after tax), and $(27) million ($(15) million after tax), respectively. See Note 15 under "Southern Company Gas" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2019 Annual Report

The table below provides quarterly earnings per share financial information for Southern Company common stock for 2019 and 2018.

	Earnings Per Common Share(*)
Quarter Ended	Basic	Diluted

March 2019	$2.01	$1.99
June 2019	0.86	0.85
September 2019	1.26	1.25
December 2019	0.42	0.42

March 2018	$0.93	$0.92
June 2018	(0.15)	(0.15)
September 2018	1.14	1.13
December 2018	0.27	0.27

(*)	See the notes below the two preceding tables for additional information.

    Table of Contents                                Index to Financial Statements

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fourth quarter 2019 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Southern Company and Subsidiary Companies 2019 Annual Report
The management of Southern Company is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Under management's supervision, an evaluation of the design and effectiveness of Southern Company's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Southern Company's internal control over financial reporting was effective as of December 31, 2019.
Deloitte & Touche LLP, as auditors of Southern Company's financial statements, has issued an attestation report on the effectiveness of Southern Company's internal control over financial reporting as of December 31, 2019, which is included herein.

/s/ Thomas A. Fanning
Thomas A. Fanning
Chairman, President, and Chief Executive Officer

/s/ Andrew W. Evans
Andrew W. Evans
Executive Vice President and Chief Financial Officer
February 19, 2020

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Alabama Power Company 2019 Annual Report
The management of Alabama Power is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Under management's supervision, an evaluation of the design and effectiveness of Alabama Power's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Alabama Power's internal control over financial reporting was effective as of December 31, 2019.

/s/ Mark A. Crosswhite
Mark A. Crosswhite
Chairman, President, and Chief Executive Officer

/s/ Philip C. Raymond
Philip C. Raymond
Executive Vice President, Chief Financial Officer, and Treasurer
February 19, 2020

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Georgia Power Company 2019 Annual Report
The management of Georgia Power is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Under management's supervision, an evaluation of the design and effectiveness of Georgia Power's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Georgia Power's internal control over financial reporting was effective as of December 31, 2019.

/s/ W. Paul Bowers
W. Paul Bowers
Chairman, President, and Chief Executive Officer

/s/ David P. Poroch
David P. Poroch
Executive Vice President, Chief Financial Officer, Treasurer, and Comptroller
February 19, 2020

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Mississippi Power Company 2019 Annual Report
The management of Mississippi Power is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Under management's supervision, an evaluation of the design and effectiveness of Mississippi Power's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Mississippi Power's internal control over financial reporting was effective as of December 31, 2019.

/s/ Anthony L. Wilson
Anthony L. Wilson
Chairman, President, and Chief Executive Officer

/s/ Moses H. Feagin
Moses H. Feagin
Vice President, Chief Financial Officer, and Treasurer
February 19, 2020

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Southern Power Company and Subsidiary Companies 2019 Annual Report
The management of Southern Power is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Under management's supervision, an evaluation of the design and effectiveness of Southern Power's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Southern Power's internal control over financial reporting was effective as of December 31, 2019.

/s/ Mark S. Lantrip
Mark S. Lantrip
Chairman and Chief Executive Officer

/s/ Elliott L. Spencer
Elliott L. Spencer
Senior Vice President, Chief Financial Officer, and Treasurer
February 19, 2020

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Southern Company Gas and Subsidiary Companies 2019 Annual Report
The management of Southern Company Gas is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Under management's supervision, an evaluation of the design and effectiveness of Southern Company Gas' internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Southern Company Gas' internal control over financial reporting was effective as of December 31, 2019.

/s/ Kimberly S. Greene
Kimberly S. Greene
Chairman, President, and Chief Executive Officer

/s/ Daniel S. Tucker
Daniel S. Tucker
Executive Vice President, Chief Financial Officer, and Treasurer
February 19, 2020

    Table of Contents                                Index to Financial Statements

PART III
Items 10 (other than the information under "Code of Ethics" below), 11, 12, 13, and 14 for Southern Company are incorporated by reference to Southern Company's Definitive Proxy Statement relating to the 2020 Annual Meeting of Stockholders. Specifically, reference is made to "Corporate Governance at Southern Company" and "Delinquent Section 16(a) Reports," if required, for Item 10, "Compensation Discussion and Analysis," "Executive Compensation Tables," and "Director Compensation" for Item 11, "Stock Ownership Information," "Executive Compensation Tables," and "Equity Compensation Plan Information" for Item 12, "Southern Company Board" for Item 13, and "Principal Independent Registered Public Accounting Firm Fees" for Item 14.
Items 10 (other than the information under "Code of Ethics" below), 11, 12, 13, and 14 for Alabama Power are incorporated by reference to Alabama Power's Definitive Proxy Statement relating to its 2020 Annual Meeting of Shareholders. Specifically, reference is made to "Nominees for Election as Directors," "Corporate Governance," and "Delinquent Section 16(a) Reports," if required, for Item 10, "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Director Compensation," "Director Deferred Compensation Plan," and "Director Compensation Table" for Item 11, "Stock Ownership Table" and "Executive Compensation" for Item 12, "Certain Relationships and Related Transactions" and "Director Independence" for Item 13, and "Principal Independent Registered Public Accounting Firm Fees" for Item 14.
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
The following represents fees billed to Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas in 2019 and 2018 by Deloitte & Touche LLP, each company's principal public accountant:

	2019	2018
	(in thousands)
Georgia Power
Audit Fees (1)	$3,405	$3,605
Audit-Related Fees (2)	32	31
Tax Fees	—	—
All Other Fees (3)	18	8
Total	$3,455	$3,644
Mississippi Power
Audit Fees (1)	$1,382	$1,371
Audit-Related Fees (2)	69	79
Tax Fees	—	—
All Other Fees (3)	10	—
Total	$1,461	$1,450
Southern Power
Audit Fees (1)	$1,828	$1,795
Audit-Related Fees(4)	1,418	1,017
Tax Fees	—	—
All Other Fees (3)	16	13
Total	$3,262	$2,825
Southern Company Gas
Audit Fees (1)(5)	$4,602	$3,622
Audit-Related Fees (6)	254	520
Tax Fees	—	—
All Other Fees (3)	5	7
Total	$4,861	$4,149

(1)	Includes services performed in connection with financing transactions.

(2)	Represents non-statutory audit services.

(3)	Represents registration fees for attendance at Deloitte & Touche LLP-sponsored education seminars.

(4)	Represents fees in connection with audits of Southern Power partnerships.

(5)	Includes fees in connection with statutory audits of several Southern Company Gas subsidiaries.

(6)	Represents fees for non-statutory audit services in 2019 and 2018 and a review report on internal controls in 2018.
The Southern Company Audit Committee (on behalf of Southern Company and its subsidiaries) has a Policy of Engagement of the Independent Auditor for Audit and Non-Audit Services that includes pre-approval requirements for the audit and non-audit services provided by Deloitte & Touche LLP. All of the services provided by Deloitte & Touche LLP in fiscal years 2019 and 2018 and related fees were approved in advance by the Southern Company Audit Committee.

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
The financial statements of Southern Natural Gas Company, L.L.C. as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018, and 2017 are provided by Southern Company Gas as separate financial statements of subsidiaries not consolidated pursuant to Rule 3-09 of Regulation S-X, and are incorporated by reference herein from Exhibit 99(g) hereto.

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

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of The Southern Company and Subsidiary Companies
Opinion on the Financial Statement Schedule
We have audited the consolidated financial statements of The Southern Company and subsidiary companies (Southern Company) as of December 31, 2019 and 2018, and for each of the three years in the period ended December 31, 2019, and Southern Company's internal control over financial reporting as of December 31, 2019, and have issued our report thereon dated February 19, 2020; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Southern Company (Page S-8) listed in the Index at Item 15. This financial statement schedule is the responsibility of Southern Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 19, 2020

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Alabama Power Company
Opinion on the Financial Statement Schedule
We have audited the financial statements of Alabama Power Company (Alabama Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2019 and 2018, and for each of the three years in the period ended December 31, 2019, and have issued our report thereon dated February 19, 2020; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Alabama Power (Page S-9) listed in the Index at Item 15. This financial statement schedule is the responsibility of Alabama Power's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Birmingham, Alabama
February 19, 2020

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Georgia Power Company
Opinion on the Financial Statement Schedule
We have audited the financial statements of Georgia Power Company (Georgia Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2019 and 2018, and for each of the three years in the period ended December 31, 2019, and have issued our report thereon dated February 19, 2020; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Georgia Power (Page S-10) listed in the Index at Item 15. This financial statement schedule is the responsibility of Georgia Power's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 19, 2020

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Mississippi Power Company
Opinion on the Financial Statement Schedule
We have audited the financial statements of Mississippi Power Company (Mississippi Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2019 and 2018, and for each of the three years in the period ended December 31, 2019, and have issued our report thereon dated February 19, 2020; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Mississippi Power (Page S-11) listed in the Index at Item 15. This financial statement schedule is the responsibility of Mississippi Power's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 19, 2020

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Southern Power Company and Subsidiary Companies
Opinion on the Financial Statement Schedule
We have audited the consolidated financial statements of Southern Power Company and subsidiary companies (Southern Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2019 and 2018, and for each of the three years in the period ended December 31, 2019, and have issued our report thereon dated February 19, 2020; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Southern Power (Page S-12) listed in the Index at Item 15. This financial statement schedule is the responsibility of Southern Power's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 19, 2020

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Southern Company Gas and Subsidiary Companies
Opinion on the Financial Statement Schedule
We have audited the consolidated financial statements of Southern Company Gas and subsidiary companies (Southern Company Gas) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2019 and 2018, and for each of the three years in the period ended December 31, 2019, and have issued our report thereon dated February 19, 2020; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Southern Company Gas (Page S-13) listed in the Index at Item 15. This financial statement schedule is the responsibility of Southern Company Gas' management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 19, 2020

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
(Stated in Millions of Dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions	Reclassified to Held for Sale(c)	Balance at End of Period
Provision for uncollectible accounts(a)
2019	$50	$68	$—	$69	$—	$49
2018	44	69	(1)	61	1	50
2017	43	56	—	55	—	44
Tax valuation allowance (net state)(b)
2019	$100	$13	$—	$—	$—	$113
2018	148	(38)	—	10	—	100
2017	22	126	—	—	—	148

(a)	Deductions represent write-offs of accounts considered to be uncollectible, less recoveries of amounts previously written off.

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

(c)
Represents provision for uncollectible accounts at Gulf Power presented on Southern Company's balance sheet at December 31, 2018 as assets held for sale, current. See Note 15 to the financial statements under "Southern Company" and "Assets Held for Sale" in Item 8 herein for additional information.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
(Stated in Millions of Dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions(*)	Balance at End of Period
Provision for uncollectible accounts
2019	$10	$24	$—	$12	$22
2018	9	13	—	12	10
2017	10	10	—	11	9

(*)	Deductions represent write-offs of accounts considered to be uncollectible, less recoveries of amounts previously written off.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
(Stated in Millions of Dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions	Balance at End of Period
Provision for uncollectible accounts(a)
2019	$2	$13	$—	$13	$2
2018	3	11	—	12	2
2017	3	11	—	11	3
Tax valuation allowance (net state)(b)
2019	$33	$(5)	$—	$—	$28
2018	—	39	—	6	33
2017	—	—	—	—	—

(a)	Deductions represent write-offs of accounts considered to be uncollectible, less recoveries of amounts previously written off.

(b)
In 2018, Georgia Power established a valuation allowance for certain Georgia state tax credits expected to expire prior to being fully utilized, which was reduced in 2019 as a result of higher projected state taxable income. See Note 10 to the financial statements in Item 8 herein for additional information.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
(Stated in Millions of Dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions	Balance at End of Period
Provision for uncollectible accounts(a)
2019	$1	$2	$—	$2	$1
2018	1	1	—	1	1
2017	—	2	—	1	1
Tax valuation allowance (net state)(b)
2019	$32	$—	$—	$—	$32
2018	124	(92)	—	—	32
2017	—	124	—	—	124

(a)	Deductions represent write-offs of accounts considered to be uncollectible, less recoveries of amounts previously written off.

(b)
In 2017, Mississippi Power established a valuation allowance for the State of Mississippi net operating loss carryforward expected to expire prior to being fully utilized, which was reduced in 2018 as a result of higher projected state taxable income. See Note 10 to the financial statements in Item 8 herein for additional information.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
(Stated in Millions of Dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions	Balance at End of Period
Tax valuation allowance (net state)
2019	$22	$7	$—	$—	$29
2018	10	12	—	—	22
2017	—	10	—	—	10

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
(Stated in Millions of Dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions	Balance at End of Period
Provision for uncollectible accounts(a)
2019	$30	$29	$—	$41	$18
2018	28	33	(1)	30	30
2017	27	28	—	27	28
Tax valuation allowance (net state)(b)
2019	$12	$(8)	$—	$—	$4
2018	11	1	—	—	12
2017	19	—	—	8	11

(a)	Deductions represent write-offs of accounts considered to be uncollectible, less recoveries of amounts previously written off.

(b)
In 2019, Southern Company Gas reversed a $13 million valuation allowance for a federal deferred tax asset in connection with the sale of Triton. Additionally, in 2019, a $5 million valuation allowance was established for a state net operating loss carryforward expected to expire prior to being fully utilized. See Note 10 to the financial statements and Note 15 to the financial statements under "Southern Company Gas" in Item 8 herein for additional information.

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
Stock Purchase Agreement, dated as of May 20, 2018, by and among Southern Company, 700 Universe, LLC, and NextEra Energy and Amendment No. 1 thereto dated as of January 1, 2019. (Designated in Form 8-K dated May 23, 2018, File No. 1-3526, as Exhibit 2(a)1 and in Form 10-K for the year ended December 31, 2018, File No. 1-3526, as Exhibit 2(a)3.)

	(a)	3	—
Stock Purchase Agreement, dated as of May 20, 2018, by and among Southern Company Gas, NUI Corporation, 700 Universe, LLC, and NextEra Energy. (Designated in Form 8-K dated May 23, 2018, File No. 1-3526, as Exhibit 2(a)2.)

	(a)	4	—
Equity Interest Purchase Agreement, dated as of May 20, 2018, by and among Southern Power Company, 700 Universe, LLC, and NextEra Energy. (Designated in Form 8-K dated May 23, 2018, File No. 1-3526, as Exhibit 2(a)3.)

	Southern Power
	(e)	1	—	Equity Interest Purchase Agreement, dated as of May 20, 2018, by and among Southern Power Company, 700 Universe, LLC, and NextEra Energy. See Exhibit 2(a)4 herein.
	(e)	2	—
Membership Interest Purchase Agreement, dated as of April 17, 2019, by and between Southern Power and The City of Austin d/b/a Austin Energy. (Designated in Form 8-K dated June 13, 2019, File No. 001-37803, as Exhibit 2.1.)

	(e)	3	—	Letter Agreement, dated as of May 24, 2019, by and between Southern Power and The City of Austin d/b/a Austin Energy. (Designated in Form 8-K dated June 13, 2019, File No. 001-37803, as Exhibit 2.2.)
	Southern Company Gas
	(f)	1	—	Agreement and Plan of Merger by and among Southern Company, AMS Corp., and Southern Company Gas, dated August 23, 2015. See Exhibit 2(a)1 herein.
	(f)	2	—
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

(3)	Articles of Incorporation and By-Laws
	Southern Company
	(a)	1	—	Restated Certificate of Incorporation of Southern Company, dated February 12, 2019. (Designated in Form 10-K for the year ended December 31, 2018, File No. 1-3526, as Exhibit 3(a)1.)
	(a)	2	—	Amended and Restated By-laws of Southern Company effective December 9, 2019, and as presently in effect. (Designated in Form 8-K dated December 9, 2019, File No. 1-3526, as Exhibit 3.1.)

    Table of Contents                                Index to Financial Statements

Alabama Power
(b)	1	—
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

(d)	2	—	By-laws of Mississippi Power as amended effective July 23, 2019, and as presently in effect. (Designated in Form 10-Q for the quarter ended June 30, 2019, File No. 001-11229, as Exhibit 3(d).)
Southern Power
(e)	1	—	Certificate of Incorporation of Southern Power Company dated January 8, 2001. (Designated in Registration No. 333-98553 as Exhibit 3.1.)
(e)	2	—	By-laws of Southern Power Company effective January 8, 2001. (Designated in Registration No. 333-98553 as Exhibit 3.2.)

    Table of Contents                                Index to Financial Statements

	Southern Company Gas
		(f)	1	—	Amended and Restated Articles of Incorporation of Southern Company Gas dated July 11, 2016. (Designated in Form 8-K dated July 8, 2016, File No. 1-14174, as Exhibit 3.1.)
		(f)	2	—	Amended and Restated By-laws of Southern Company Gas effective October 23, 2018. (Designated in Form 10-Q for the quarter ended June 30, 2019, File No. 1-14174, as Exhibit 3(e).)

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
Senior Note Indenture dated as of January 1, 2007, between Southern Company and Wells Fargo Bank, National Association, as Trustee, and certain indentures supplemental thereto through August 17, 2018. (Designated in Form 8-K dated January 11, 2007, File No. 1-3526, as Exhibit 4.1, in Form 8-K dated August 21, 2013, File No. 1-3526, as Exhibit 4.2, in Form 8-K dated June 9, 2015, File No. 1-3526, as Exhibit 4.2, in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(a), in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(c), in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(d), in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(e), in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(f), and in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(g).)

		(a)	2	—
Subordinated Note Indenture dated as of October 1, 2015, between The Southern Company and Wells Fargo Bank, National Association, as Trustee, and indentures supplemental thereto through January 9, 2020. (Designated in Form 8-K dated October 1, 2015, File No. 1-3526, as Exhibit 4.3, in Form 8-K dated October 1, 2015, File No. 1-3526, as Exhibit 4.4, in Form 8-K dated September 12, 2016, File No. 1-3526, as Exhibit 4.4, in Form 8-K dated December 5, 2016, File No. 1-3526, as Exhibit 4.4, in Form 10-Q for the quarter ended June 30, 2017, File No. 1-3526 as Exhibit 4(a)1, in Form 8-K dated November 17, 2017, File No. 1-3526, as Exhibit 4.4, in Form 8-K dated August 13, 2019, File No. 1-3526, as Exhibit 4.4(a), in Form 8-K dated August 13, 2019, File No. 1-3526, as Exhibit 4.4(b), and in Form 8-K dated January 6, 2020, File No. 1-3526 as Exhibit 4.4.)

		(a)	3	—
Purchase Contract and Pledge Agreement, dated as of August 16, 2019, between Southern Company and U.S. Bank National Association, as Purchase Contract Agent, Collateral Agent, Custodial Agent, and Securities Intermediary. (Designated in Form 8-K dated August 13, 2019, File No. 1-3526, as Exhibit 4.9.)

	*	(a)	4	—	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
	Alabama Power
		(b)	1	—
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
Senior Note Indenture dated as of December 1, 1997, between Alabama Power and Regions Bank, as Successor Trustee, and certain indentures supplemental thereto through September 17, 2019. (Designated in Form 8-K dated December 4, 1997, File No. 1-3164, as Exhibit 4.1, in Form 8-K dated December 6, 2002, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated February 11, 2003, File No. 1-3164, as Exhibit 4.2(a), in Form 8-K dated March 12, 2003, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated May 8, 2008, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated February 26, 2009, File No. 1-3164 as Exhibit 4.2, in Form 8-K dated September 27, 2010, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated March 3, 2011, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated May 18, 2011, File No. 1-3164, as Exhibit 4.2(a), in Form 8-K dated May 18, 2011, File No. 1-3164, as Exhibit 4.2(b), in Form 8-K dated January 10, 2012, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated November 27, 2012, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated December 3, 2013, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated August 20, 2014, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated March 5, 2015, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated April 9, 2015, File No. 1-3164, as Exhibit 4.6(b), in Form 8-K dated January 8, 2016, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated February 27, 2017, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated November 2, 2017, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated June 21, 2018, File No. 1-3164, as Exhibit 4.6, and in Form 8-K dated September 12, 2019, File No. 1-3164, as Exhibit 4.6.)

	(b)	3	—	Amended and Restated Trust Agreement of Alabama Power Capital Trust V dated as of October 1, 2002. (Designated in Form 8-K dated September 26, 2002, File No. 1-3164, as Exhibit 4.12-B.)
	(b)	4	—	Guarantee Agreement relating to Alabama Power Capital Trust V dated as of October 1, 2002. (Designated in Form 8-K dated September 26, 2002, File No. 1-3164, as Exhibit 4.16-B.)
*	(b)	5	—	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
Georgia Power
	(c)	1	—
Senior Note Indenture dated as of January 1, 1998, between Georgia Power and Wells Fargo Bank, National Association, as Successor Trustee, and certain indentures supplemental thereto through January 10, 2020. (Designated in Form 8-K dated January 21, 1998, File No. 1-6468, as Exhibits 4.1, in Form 8-K dated April 10, 2003, File No. 1-6468, as Exhibit 4.1, in Form 8-K dated March 6, 2007, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated February 4, 2009, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated May 24, 2010, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated August 26, 2010, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated February 29, 2012, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated May 8, 2012, File No. 1-6468, as Exhibit 4.2(b), in Form 8-K dated March 12, 2013, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated March 2, 2016, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated March 2, 2016, File No. 1-6468, as Exhibit 4.2(b), in Form 8-K dated February 28, 2017, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated February 28, 2017, File No. 1-6468, as Exhibit 4.2(b), in Form 8-K dated August 3, 2017, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated September 4, 2019, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated September 4, 2019, File No. 1-6468, as Exhibit 4.2(b), in Form 8-K dated January 8, 2020, File No. 1-6468, as Exhibit 4.2(b), and in Form 8-K dated January 8, 2020, File No. 1-6468, as Exhibit 4.2(c).)

	(c)	2	—
Subordinated Note Indenture, dated as of September 1, 2017, between Georgia Power and Wells Fargo Bank, National Association, as Trustee, and First Supplemental Indenture thereto dated as of September 21, 2017. (Designated in Form 8-K dated September 18, 2017, File No. 1-6468, as Exhibit 4.3, and in Form 8-K dated September 18, 2017, File No. 1-6468, as Exhibit 4.4.)

	(c)	3	—	Amended and Restated Loan Guarantee Agreement, dated as of March 22, 2019, between Georgia Power and the DOE. (Designated in Form 8-K dated March 22, 2019, File No. 1-6468, as Exhibit 4.1.)
	(c)	4	—	Note Purchase Agreement among Georgia Power, the DOE, and the Federal Financing Bank dated as of February 20, 2014. (Designated in Form 8-K dated February 20, 2014, File No. 1-6468, as Exhibit 4.2.)
	(c)	5	—	Future Advance Promissory Note dated February 20, 2014 made by Georgia Power to the FFB. (Designated in Form 8-K dated February 20, 2014, File No. 1-6468, as Exhibit 4.3.)

    Table of Contents                                Index to Financial Statements

	(c)	6	—
Amended and Restated Deed to Secure Debt, Security Agreement and Fixture Filing, dated as of March 22, 2019, by Georgia Power to PNC Bank, National Association, doing business as Midland Loan Services Inc., a division of PNC Bank, National Association. (Designated in Form 8-K dated March 22, 2019, File No. 1-6468, as Exhibit 4.4.)

	(c)	7	—
Amended and Restated Owners Consent to Assignment and Direct Agreement and Amendment to Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement, dated as of March 22, 2019, among Georgia Power, the other Vogtle Owners, the DOE, and PNC Bank, National Association, doing business as Midland Loan Services Inc., a division of PNC Bank, National Association. (Designated in Form 8-K dated March 22, 2019, File No. 1-6468, as Exhibit 4.5.)

	(c)	8	—	Note Purchase Agreement, dated as of March 22, 2019, between Georgia Power, the DOE, and the FFB. (Designated in Form 8-K dated March 22, 2019, File No. 1-6468, as Exhibit 4.2.)
	(c)	9	—	Promissory Note of Georgia Power, dated as of March 22, 2019. (Designated in Form 8-K dated March 22, 2019, File No. 1-6468, as Exhibit 4.3.)
*	(c)	10	—	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
Mississippi Power
	(d)	1	—
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

*	(e)	2	—	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
Southern Company Gas
	(f)	1	—
Indenture dated February 20, 2001 between AGL Capital Corporation, AGL Resources Inc., and Wells Fargo Bank, National Association, as Successor Trustee. (Designated in Form S-3, File No. 333-69500, as Exhibit 4.2.)

	(f)	2	—
Southern Company Gas Capital Corporation's 6.00% Senior Notes due 2034, Form of 3.50% Senior Notes due 2021, 5.875% Senior Notes due 2041, Form of Series B Senior Notes due 2018, 4.40% Senior Notes due 2043, 3.875% Senior Notes due 2025, 3.250% Senior Notes due 2026, Form of 2.450% Senior Note due October 1, 2023, Form of 3.950% Senior Note due October 1, 2046, and Form of Series 2017A 4.400% Senior Note due May 30, 2047. (Designated in Form 8-K dated September 22, 2004, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated September 15, 2011, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated March 16, 2011, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated August 31, 2011, File No. 1-14174, as Exhibit 4.2, in Form 8-K dated May 13, 2013, File No. 1-14174, as Exhibit 4.2, in Form 8-K dated November 13, 2015, File No. 1-14174, as Exhibit 4.2, in Form 8-K dated May 13, 2016, File No. 1-14174, as Exhibit 4.2, in Form 8-K dated September 8, 2016, File No. 1-14174, as Exhibit 4.1(a), in Form 8-K dated September 8, 2016, File No. 1-14174, as Exhibit 4.1(b), and in Form 8-K dated May 5, 2017, File No. 1-14174, as Exhibit 4.1, respectively.)

    Table of Contents                                Index to Financial Statements

		(f)	3	—
Southern Company Gas' Guarantee related to the 6.00% Senior Notes due 2034, Guarantee related to the 5.875% Senior Notes due 2041, Form of Guarantee related to the 3.50% Senior Notes due 2021, Guarantee related to the 4.40% Senior Notes due 2043, Guarantee related to the 3.875% Senior Notes due 2025, Guarantee related to the 3.250% Senior Notes due 2026, Form of Guarantee related to the 2.450% Senior Notes due October 1, 2023, Form of Guarantee related to the 3.950% Senior Notes due October 1, 2046, and Form of Guarantee related to the Series 2017A 4.400% Senior Notes due May 30, 2047. (Designated in Form 8-K dated September 22, 2004, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated March 16, 2011, File No. 1-14174, as Exhibit 4.2, in Form 8-K dated September 15, 2011, File No. 1-14174, as Exhibit 4.2, in Form 8-K dated May 13, 2013, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated November 13, 2015, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated May 13, 2016, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated September 8, 2016, File No. 1-14174, as Exhibit 4.3(a), in Form 8-K dated September 8, 2016, File No. 1-14174, as Exhibit 4.3(b), and in Form 8-K dated May 5, 2017, File No. 1-14174, as Exhibit 4.3, respectively.)

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

	*	(f)	6	—	Supplemental Indenture dated as of August 14, 2019 of Northern Illinois Gas Company to The Bank of New York Mellon Trust Company, N.A. under Indenture dated as of January 1, 1954.

(10)	Material Contracts
	Southern Company
	#	(a)	1	—	Southern Company 2011 Omnibus Incentive Compensation Plan effective May 25, 2011. (Designated in Form 8-K dated May 25, 2011, File No. 1-3526, as Exhibit 10.1.)
	#	(a)	2	—
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
Southern Company Deferred Compensation Plan, Amended and Restated as of January 1, 2018, First Amendment thereto dated as of December 7, 2018, and Second Amendment thereto dated as of January 29, 2019. (Designated in Form 10-K for the year ended December 31, 2017, File No. 1-3536, as Exhibit 10(a)4, in Form 10-K for the year ended December 31, 2018, File No. 1-3536, as Exhibit 10(a)21, and in Form 10-K for the year ended December 31, 2018, File No. 1-3536, as Exhibit 10(a)22.)

    Table of Contents                                Index to Financial Statements

#	(a)	5	—
The Southern Company Supplemental Executive Retirement Plan, Amended and Restated effective June 30, 2016, Amendment No. 1 thereto effective January 1, 2017, Amendment No. 2 thereto effective January 1, 2018, Amendment No. 3 thereto effective April 1, 2018, Amendment No. 4 thereto effective December 4, 2018, and Amendment No. 5 thereto effective January 1, 2019. (Designated in Form 10-Q for the quarter ended June 30, 2016, File No. 1-3526, as Exhibit 10(a)1, in Form 10-K for the year ended December 31, 2016, File No. 1-3536, as Exhibit 10(a)18, in Form 10-K for the year ended December 31, 2017, File No. 1-3526, as Exhibit 10(a)16, in Form 10-Q for the quarter ended March 31, 2018, File No. 1-3526, as Exhibit 10(a)1, in Form 10-K for the year ended December 31, 2018, File No. 1-3526, as Exhibit 10(a)23, and in Form 10-K for the year ended December 31, 2018, File No. 1-3526, as Exhibit 10(a)24.)

#	(a)	6	—
The Southern Company Supplemental Benefit Plan, Amended and Restated effective as of June 30, 2016, Amendment No. 1 thereto effective January 1, 2017, Amendment No. 2 thereto effective January 1, 2018, Amendment No. 3 thereto effective April 1, 2018, Amendment No. 4 thereto dated December 14, 2018, and Amendment No 5 thereto effective January 1, 2019. (Designated in Form 10-Q for the quarter ended June 30, 2016, File No. 1-3526, as Exhibit 10(a)2, in Form 10-K for the year ended December 31, 2016, File No. 1-3536, as Exhibit 10(a)19, in Form 10-K for the year ended December 31, 2017, File No. 1-3526, as Exhibit 10(a)17, in Form 10-Q for the quarter ended March 31, 2018, File No. 1-3526, as Exhibit 10(a)2, in Form 10-K for the year ended December 31, 2018, File No. 1-3526, as Exhibit 10(a)25, and in Form 10-K for the year ended December 31, 2018, File No. 1-3526, as Exhibit 10(a)26.)

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
Deferred Stock Trust Agreement for Directors of Southern Company and its Subsidiaries, Amended and Restated effective January 1, 2000, between Reliance Trust Company, Southern Company, Alabama Power, Georgia Power, and Mississippi Power, First Amendment thereto effective January 1, 2009 and Second Amendment thereto effective December 29, 2018. (Designated in Form 10-K for the year ended December 31, 2000, File No. 1-3526, as Exhibit 10(a)104, in Form 10-K for the year ended December 31, 2008, File No. 1-3526, as Exhibit 10(a)18, and in Form 10-K for the year ended December 31, 2018, File No. 1-3526, as Exhibit 10(a)27.)

#	(a)	10	—
Deferred Cash Compensation Trust Agreement for Directors of Southern Company and its Subsidiaries, Amended and Restated effective September 1, 2001, between Wells Fargo Bank, N.A., as successor to Wachovia Bank, N.A., Southern Company, Alabama Power, Georgia Power, and Mississippi Power, First Amendment thereto effective January 1, 2009, and Second Amendment thereto effective December 21, 2018. (Designated in Form 10-K for the year ended December 31, 2001, File No. 1-3526, as Exhibit 10(a)92, in Form 10-K for the year ended December 31, 2008, File No. 1-3526, as Exhibit 10(a)20, and in Form 10-K for the year ended December 31, 2018, File No. 1-3526, as Exhibit 10(a)28.)

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

    Table of Contents                                Index to Financial Statements

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
Performance Stock Units Agreement, dated May 23, 2018, between Southern Company and Stephen E. Kuczynski. (Designated in Form 10-Q for the quarter ended March 31, 2019, File No. 1-3526, as Exhibit 10(a)1.)

#	(a)	21	—
Retention and Restricted Stock Unit Agreement, dated May 23, 2018, between Southern Company and Stephen E. Kuczynski. (Designated in Form 10-Q for the quarter ended March 31, 2019, File No. 1-3526, as Exhibit 10(a)2.)

#	(a)	22	—
Form of Terms for 2019 Equity Awards granted under the Southern Company 2011 Omnibus Incentive Compensation Plan. (Designated in Form 10-Q for the quarter ended March 31, 2019, File No. 1-3526, as Exhibit 10(a)3.)

# *	(a)	23	—	Sixth Amendment to the Southern Company Supplemental Benefit Plan effective January 1, 2019.
# *	(a)	24	—	Sixth Amendment to The Southern Company Supplemental Executive Retirement Plan effective January 1, 2019.
*	(a)	25	—	First Amendment to The Southern Company Employee Savings Plan effective January 1, 2018.
*	(a)	26	—	Second Amendment to The Southern Company Employee Savings Plan effective January 1, 2018.
*	(a)	27	—	Third Amendment to The Southern Company Employee Savings Plan effective January 1, 2018.
Alabama Power
	(b)	1	—
Intercompany Interchange Contract as revised effective May 1, 2007, among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Southern Power Company, and SCS and Appendix A thereto dated as of January 1, 2019. (Designated in Form 10-Q for the quarter ended March 31, 2007, File No. 1-3164, as Exhibit 10(b)5 and in Form 10-K for the year ended December 31, 2018, File No. 1-3164, as Exhibit 10(b)2.)

#	(b)	2	—	Southern Company 2011 Omnibus Incentive Compensation Plan effective May 25, 2011. See Exhibit 10(a)1 herein.

    Table of Contents                                Index to Financial Statements

#	(b)	3	—	Form of Stock Option Award Agreement for Executive Officers of Southern Company under the Southern Company Omnibus Incentive Compensation Plan. See Exhibit 10(a)2 herein.
#	(b)	4	—
Southern Company Deferred Compensation Plan, Amended and Restated as of January 1, 2018, First Amendment thereto dated as of December 7, 2018, and Second Amendment thereto dated as of January 29, 2019. See Exhibit 10(a)4 herein.

#	(b)	5	—
The Southern Company Supplemental Executive Retirement Plan, Amended and Restated effective June 30, 2016, Amendment No. 1 thereto effective January 1, 2017, Amendment No. 2 thereto effective January 1, 2018, Amendment No. 3 thereto effective April 1, 2018, Amendment No. 4 thereto effective December 4, 2018, and Amendment No. 5 thereto effective January 1, 2019. See Exhibit 10(a)5 herein.

#	(b)	6	—
The Southern Company Supplemental Benefit Plan, Amended and Restated effective as of June 30, 2016, Amendment No. 1 thereto effective January 1, 2017, Amendment No. 2 thereto effective January 1, 2018, Amendment No. 3 thereto effective April 1, 2018, Amendment No. 4 thereto dated December 14, 2018, and Amendment No 5 thereto effective January 1, 2019. See Exhibit 10(a)6 herein.

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
Deferred Stock Trust Agreement for Directors of Southern Company and its Subsidiaries, Amended and Restated effective January 1, 2000, between Reliance Trust Company, Southern Company, Alabama Power, Georgia Power, and Mississippi Power, First Amendment thereto effective January 1, 2009 and Second Amendment thereto effective December 29, 2018. See Exhibit 10(a)9 herein.

#	(b)	12	—
Deferred Cash Compensation Trust Agreement for Directors of Southern Company and its Subsidiaries, Amended and Restated effective September 1, 2001, between Wells Fargo Bank, N.A., as successor to Wachovia Bank, N.A., Southern Company, Alabama Power, Georgia Power, and Mississippi Power, First Amendment thereto effective January 1, 2009, and Second Amendment thereto effective December 21, 2018. See Exhibit 10(a)10 herein.

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

#	(b)	16	—	Deferred Compensation Agreement between Southern Company, SCS, Alabama Power, and Mark A. Crosswhite, effective July 30, 2008. See Exhibit 10(a)15 herein.
#	(b)	17	—	Outside Directors Stock Plan for The Southern Company and its Subsidiaries effective June 1, 2015. See Exhibit 10(a)14 herein.

    Table of Contents                                Index to Financial Statements

#	(b)	18	—	Form of Terms for Restricted Stock Unit with Performance Measure Awards granted under the Southern Company 2011 Omnibus Incentive Compensation Plan. See Exhibit 10(a)17 herein.
#	(b)	19	—	Form of Time-Vesting Restricted Stock Unit Awards granted under the Southern Company 2011 Omnibus Incentive Compensation Plan. See Exhibit 10(a)19 herein.
#	(b)	20	—	Form of Terms for 2019 Equity Awards granted under the Southern Company 2011 Omnibus Incentive Compensation Plan. See Exhibit 10(a)22 herein.
#	(b)	21	—	Sixth Amendment to the Southern Company Supplemental Benefit Plan effective January 1, 2019. See Exhibit 10(a)24 herein.
#	(b)	22	—	Sixth Amendment to The Southern Company Supplemental Executive Retirement Plan effective January 1, 2019. See Exhibit 10(a)25 herein.
Georgia Power
	(c)	1	—
Intercompany Interchange Contract as revised effective May 1, 2007, among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Southern Power Company, and SCS and Appendix A thereto dated as of January 1, 2019. See Exhibit 10(b)1 herein.

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

	(c)	5	—
Settlement Agreement dated as of June 9, 2017, by and among Georgia Power, OPC, MEAG Power, Dalton, and Toshiba and Amendment No. 1 thereto dated as of December 8, 2017. (Designated in Form 8-K dated June 16, 2017, File No. 1-6468, as Exhibit 10.1 and in Form 8-K dated December 8, 2017, File No. 1-6468, as Exhibit 10.1.)

	(c)	6	—
Amended and Restated Services Agreement dated as of June 20, 2017, by and among Georgia Power, for itself and as agent for OPC, MEAG Power, MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, MEAG Power SPVP, LLC, and Dalton, and Westinghouse and WECTEC Global Project Services, Inc. (Georgia Power requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the SEC. Georgia Power omitted such portions from the filing and filed them separately with the SEC.) (Designated in Form 10-Q for the quarter ended June 30, 2017, File No. 1-6468, as Exhibit 10(c)9.)

	(c)	7	—
Construction Completion Agreement dated as of October 23, 2017, between Georgia Power, for itself and as agent for OPC, MEAG Power, MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, MEAG Power SPVP, LLC, and Dalton, and Bechtel and Amendment No. 1 thereto dated as of October 12, 2018. (Georgia Power has requested confidential treatment for certain portions of these documents pursuant to applications for confidential treatment sent to the SEC. Georgia Power omitted such portions from the filings and filed them separately with the SEC.) (Designated in Form 10-K for the year ended December 31, 2017, File No. 1-6468, as Exhibit 10(c)8 and in Form 10-K for the year ended December 31, 2018, File No. 1-6468, as Exhibit 10(c)10.)

*	(c)	8	—
Amendment No. 2 dated as of November 8, 2019 to Construction Completion Agreement between Georgia Power, for itself and as agent for OPC, MEAG Power, MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, MEAG Power SPVP, LLC, and Dalton, and Bechtel.

    Table of Contents                                Index to Financial Statements

(c)	9	—
Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement dated as of April 21, 2006, among Georgia Power, OPC, MEAG Power, and The City of Dalton, Georgia, Amendment 1 thereto dated as of April 8, 2008, Amendment 2 thereto dated as of February 20, 2014, Agreement Regarding Additional Participating Party Rights and Amendment 3 thereto dated as of November 2, 2017, and First Amendment to Agreement Regarding Additional Participating Party Rights and Amendment No. 3 to Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement, dated as of August 31, 2018. (Designated in Form 8-K dated April 21, 2006, File No. 33-7591, as Exhibit 10.4.4, in Form 10-K for the year ended December 31, 2013, File No. 000-53908, as Exhibit 10.3.2(a), in Form 10-K for the year ended December 31, 2013, File No. 000-53908, as Exhibit 10.3.2(b), in Form 10-Q for the quarter ended September 30, 2017, File No. 000-53908, as Exhibit 10.1, and in Form 8-K dated August 31, 2018, File No. 1-6468, as Exhibit 10.1.)

(c)	10	—
Global Amendments to Vogtle Additional Units Agreements, dated as of February 18, 2019, among Georgia Power, OPC, MEAG Power, MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, MEAG Power SPVP, LLC, and Dalton. (Designated in Form 10-K for the year ended December 31, 2018, File No. 1-6468, as Exhibit 10(c)12.)

Mississippi Power
(d)	1	—
Intercompany Interchange Contract as revised effective May 1, 2007, among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Southern Power Company, and SCS and Appendix A thereto dated as of January 1, 2019. See Exhibit 10(b)1 herein.

(d)	2	—
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

(d)	3	—
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
Intercompany Interchange Contract as revised effective May 1, 2007, among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Southern Power Company, and SCS and Appendix A thereto dated as of January 1, 2019. See Exhibit 10(b)1 herein.

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

    Table of Contents                                Index to Financial Statements

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
	Georgia Power
		Omitted pursuant to General Instruction I(2)(b) of Form 10-K.
	Mississippi Power
		Omitted pursuant to General Instruction I(2)(b) of Form 10-K.
	Southern Power
		Omitted pursuant to General Instruction I(2)(b) of Form 10-K.
	Southern Company Gas
		Omitted pursuant to General Instruction I(2)(b) of Form 10-K.

(23)	Consents of Experts and Counsel
	Southern Company
	*	(a)	1	—	Consent of Deloitte & Touche LLP.
	Alabama Power
	*	(b)	1	—	Consent of Deloitte & Touche LLP.
	Georgia Power
	*	(c)	1	—	Consent of Deloitte & Touche LLP.
	Mississippi Power
	*	(d)	1	—	Consent of Deloitte & Touche LLP.
	Southern Power
	*	(e)	1	—	Consent of Deloitte & Touche LLP.
	Southern Company Gas
	*	(f)	1	—	Consent of Deloitte & Touche LLP.
	*	(f)	2	—	Consent of PricewaterhouseCoopers LLP.
	*	(f)	3	—	Consent of BDO USA, LLP.

    Table of Contents                                Index to Financial Statements

(24)	Powers of Attorney and Resolutions
	Southern Company
	*	(a)		—	Power of Attorney and resolution.
	Alabama Power
	*	(b)		—	Power of Attorney and resolution.
	Georgia Power
	*	(c)		—	Power of Attorney and resolution.
	Mississippi Power
	*	(d)		—	Power of Attorney and resolution.
	Southern Power
	*	(e)		—	Power of Attorney and resolution.
	Southern Company Gas
	*	(f)		—	Power of Attorney and resolution.

(31)	Section 302 Certifications
	Southern Company
	*	(a)	1	—	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(a)	2	—	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	Alabama Power
	*	(b)	1	—	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(b)	2	—	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	Georgia Power
	*	(c)	1	—	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(c)	2	—	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	Mississippi Power
	*	(d)	1	—	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(d)	2	—	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	Southern Power
	*	(e)	1	—	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(e)	2	—	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	Southern Company Gas
	*	(f)	1	—	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(f)	2	—	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

    Table of Contents                                Index to Financial Statements

(32)	Section 906 Certifications
Southern Company
	*	(a)	—	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
Alabama Power
	*	(b)	—	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
Georgia Power
	*	(c)	—	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
Mississippi Power
	*	(d)	—	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
Southern Power
	*	(e)	—	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
Southern Company Gas
	*	(f)	—	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits
Southern Company Gas
	*	(f)	—	The financial statements of Southern Natural Gas Company, L.L.C., pursuant to Rule 3-09 of Regulation S-X.

(101)	XBRL-Related Documents
	*	INS	—	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
	*	SCH	—	XBRL Taxonomy Extension Schema Document
	*	CAL	—	XBRL Taxonomy Calculation Linkbase Document
	*	DEF	—	XBRL Definition Linkbase Document
	*	LAB	—	XBRL Taxonomy Label Linkbase Document
	*	PRE	—	XBRL Taxonomy Presentation Linkbase Document

(104)	Cover Page Interactive Data File
	*		—	Formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.
** Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

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

THE SOUTHERN COMPANY

By:	Thomas A. Fanning
Chairman, President, and
Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 19, 2020
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

Thomas A. Fanning
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Andrew W. Evans
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Ann P. Daiss
Comptroller and Chief Accounting Officer (Principal Accounting Officer)
Directors:
Janaki Akella Juanita Powell Baranco Jon A. Boscia Henry A. Clark III Anthony F. Earley, Jr. David J. Grain Donald M. James	John D. Johns Dale E. Klein Ernest J. Moniz William G. Smith, Jr. Steven R. Specker Larry D. Thompson E. Jenner Wood III

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 19, 2020

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

ALABAMA POWER COMPANY

By:	Mark A. Crosswhite
Chairman, President, and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 19, 2020
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

Mark A. Crosswhite
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Philip C. Raymond
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

Anita Allcorn-Walker
Vice President and Comptroller (Principal Accounting Officer)
Directors:
Angus R. Cooper, III O. B. Grayson Hall, Jr. Anthony A. Joseph James K. Lowder Robert D. Powers	Catherine J. Randall C. Dowd Ritter R. Mitchell Shackleford, III Phillip M. Webb

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 19, 2020

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

GEORGIA POWER COMPANY

By:	W. Paul Bowers
Chairman, President, and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 19, 2020
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

W. Paul Bowers
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

David P. Poroch
Executive Vice President, Chief Financial Officer, Treasurer, and Comptroller (Principal Financial and Accounting Officer)
Directors:
Mark L. Burns Shantella E. Cooper Lawrence L. Gellerstedt III Douglas J. Hertz Thomas M. Holder	Kessel D. Stelling, Jr. Charles K. Tarbutton Beverly Daniel Tatum Clyde C. Tuggle

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 19, 2020

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

MISSISSIPPI POWER COMPANY

By:	Anthony L. Wilson
Chairman, President, and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 19, 2020
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

Anthony L. Wilson
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Moses H. Feagin
Vice President, Treasurer, and Chief Financial Officer (Principal Financial Officer)

Cynthia F. Shaw
Comptroller (Principal Accounting Officer)
Directors:
Carl J. Chaney L. Royce Cumbest Thomas M. Duff Mark E. Keenum	Christine L. Pickering M.L. Waters Camille S. Young

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 19, 2020

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

Mississippi Power is not required to send an annual report or proxy statement to its sole shareholder and parent company, The Southern Company, and will not prepare such a report after filing this Annual Report on Form 10-K for fiscal year 2019. Accordingly, Mississippi Power will not file an annual report with the Securities and Exchange Commission.

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

SOUTHERN POWER COMPANY

By:	Mark S. Lantrip
Chairman and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 19, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Mark S. Lantrip
Chairman and Chief Executive Officer (Principal Executive Officer)

Elliott L. Spencer
Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

Jelena Andrin
Comptroller (Principal Accounting Officer)
Directors:
Stan W. Connally Andrew W. Evans Thomas A. Fanning	Kimberly S. Greene James Y. Kerr, II Christopher C. Womack

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 19, 2020

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

SOUTHERN COMPANY GAS

By:	Kimberly S. Greene
Chairman, President, and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 19, 2020
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

Kimberly S. Greene
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Daniel S. Tucker
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

Grace A. Kolvereid
Senior Vice President and Comptroller (Principal Accounting Officer)
Directors:
Sandra N. Bane Thomas D. Bell, Jr. Charles R. Crisp	Brenda J. Gaines John E. Rau James A. Rubright

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 19, 2020

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

Southern Company Gas is not required to send an annual report or proxy statement to its sole shareholder and parent company, The Southern Company, and will not prepare such a report after filing this Annual Report on Form 10-K for fiscal year 2019. Accordingly, Southern Company Gas will not file an annual report with the Securities and Exchange Commission.