Form 10-Q
period 2020-03-31
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; MISSISSIPPI POWER CO; SOUTHERN Co GAS; SOUTHERN POWER CO
filed 2020-04-30
CIK 92122, 3153, 41091, 66904, 1004155, 1160661

    Table of Contents                                Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

Registrant	Description of Common Stock	Shares Outstanding at March 31, 2020
The Southern Company	Par Value $5 Per Share	1,055,955,711
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
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

    Table of Contents                                Index to Financial Statements

TABLE OF CONTENTS

		Page

	Definitions	4
	Cautionary Statement Regarding Forward-Looking Information	8

	PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	91
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	151
Item 4.	Controls and Procedures	151

	PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	152
Item 1A.	Risk Factors	152
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3.	Defaults Upon Senior Securities	Inapplicable
Item 4.	Mine Safety Disclosures	Inapplicable
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits	153

	Signatures	156

    Table of Contents                                Index to Financial Statements

DEFINITIONS

Term	Meaning
2013 ARP	Alternate Rate Plan approved by the Georgia PSC in 2013 for Georgia Power for the years 2014 through 2016 and subsequently extended through 2019
2019 ARP	Alternate Rate Plan approved by the Georgia PSC in 2019 for Georgia Power for the years 2020 through 2022
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
Amended and Restated Loan Guarantee Agreement
Loan guarantee agreement entered into by Georgia Power with the DOE in 2014, as amended and restated in March 2019, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4

ARO	Asset retirement obligation
ASU	Accounting Standards Update
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a joint venture to construct and operate a natural gas pipeline in which Southern Company Gas held a 5% interest through March 24, 2020
Autauga Combined Cycle Acquisition
The purchase and sale agreement entered into in September 2019 by Alabama Power to acquire all of the equity interest in Tenaska Alabama Partners, L.P., the owner and operator of an approximately 885-MW combined cycle generation facility in Autauga County, Alabama

Bechtel	Bechtel Power Corporation, the primary contractor for the remaining construction activities for Plant Vogtle Units 3 and 4
Bechtel Agreement	The October 23, 2017 construction completion agreement between the Vogtle Owners and Bechtel
CCR	Coal combustion residuals
CCR Rule	Disposal of Coal Combustion Residuals from Electric Utilities final rule published by the EPA in 2015
Chattanooga Gas	Chattanooga Gas Company, a wholly-owned subsidiary of Southern Company Gas
COD	Commercial operation date
Contractor Settlement Agreement	The December 31, 2015 agreement between Westinghouse and the Vogtle Owners resolving disputes between the Vogtle Owners and the EPC Contractor under the Vogtle 3 and 4 Agreement
COVID-19	The novel coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
CWIP	Construction work in progress
Dalton	City of Dalton, Georgia, an incorporated municipality in the State of Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
Dalton Pipeline	A pipeline facility in Georgia in which Southern Company Gas has a 50% undivided ownership interest
DOE	U.S. Department of Energy
ECO Plan	Mississippi Power's environmental compliance overview plan
Eligible Project Costs	Certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the loan guarantee program established under Title XVII of the Energy Policy Act of 2005
EPA	U.S. Environmental Protection Agency
EPC Contractor	Westinghouse and its affiliate, WECTEC Global Project Services Inc.; the former engineering, procurement, and construction contractor for Plant Vogtle Units 3 and 4
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
FFB Credit Facilities	Note purchase agreements among the DOE, Georgia Power, and the FFB and related promissory notes which provide for two multi-advance term loan facilities

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
Fitch	Fitch Ratings, Inc.
Form 10-K	Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas for the year ended December 31, 2019, as applicable
GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
Georgia Power 2019 IRP	Georgia Power's modified triennial integrated resource plan approved by the Georgia PSC in July 2019
Guarantee Settlement Agreement	The June 9, 2017 settlement agreement between the Vogtle Owners and Toshiba related to certain payment obligations of the EPC Contractor guaranteed by Toshiba
Gulf Power	Gulf Power Company, until January 1, 2019 a wholly-owned subsidiary of Southern Company
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November through March when Southern Company Gas' natural gas usage and operating revenues are generally higher
HLBV	Hypothetical liquidation at book value
IGCC	Integrated coal gasification combined cycle, the technology originally approved for Mississippi Power's Kemper County energy facility (Plant Ratcliffe)
IIC	Intercompany Interchange Contract
ITAAC	Inspections, Tests, Analyses, and Acceptance Criteria, standards established by the NRC
ITC	Investment tax credit
JEA	Jacksonville Electric Authority
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LOCOM	Lower of weighted average cost or current market price
LTSA	Long-term service agreement
Marketers	Marketers selling retail natural gas in Georgia and certificated by the Georgia PSC
MEAG Power	Municipal Electric Authority of Georgia
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MRA	Municipal and Rural Associations
MW	Megawatt
natural gas distribution utilities	Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas)
NCCR	Georgia Power's Nuclear Construction Cost Recovery
NDR	Alabama Power's Natural Disaster Reserve
NextEra Energy	NextEra Energy, Inc.
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange, Inc.
OCI	Other comprehensive income
PennEast Pipeline	PennEast Pipeline Company, LLC, a joint venture to construct and operate a natural gas pipeline in which Southern Company Gas has a 20% ownership interest
PEP	Mississippi Power's Performance Evaluation Plan

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
Pivotal LNG	Pivotal LNG, Inc., through March 24, 2020 a wholly-owned subsidiary of Southern Company Gas
PowerSecure	PowerSecure, Inc., a wholly-owned subsidiary of Southern Company
PPA	Power purchase agreements, as well as, for Southern Power, contracts for differences that provide the owner of a renewable facility a certain fixed price for the electricity sold to the grid
PSC	Public Service Commission
PTC	Production tax credit
Rate CNP	Alabama Power's Rate Certificated New Plant, consisting of Rate CNP New Plant, Rate CNP Compliance, and Rate CNP PPA
Rate ECR	Alabama Power's Rate Energy Cost Recovery
Rate NDR	Alabama Power's Rate Natural Disaster Reserve
Rate RSE	Alabama Power's Rate Stabilization and Equalization
Registrants	Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power Company, and Southern Company Gas
ROE	Return on equity
S&P	S&P Global Ratings, a division of S&P Global Inc.
SCS	Southern Company Services, Inc., the Southern Company system service company and a wholly-owned subsidiary of Southern Company
SEC	U.S. Securities and Exchange Commission
SNG	Southern Natural Gas Company, L.L.C., a pipeline system in which Southern Company Gas has a 50% ownership interest
Southern Company	The Southern Company
Southern Company Gas	Southern Company Gas and its subsidiaries
Southern Company Gas Capital	Southern Company Gas Capital Corporation, a 100%-owned subsidiary of Southern Company Gas
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

Southern Nuclear	Southern Nuclear Operating Company, Inc., a wholly-owned subsidiary of Southern Company
Southern Power	Southern Power Company and its subsidiaries
SP Solar	SP Solar Holdings I, LP, a limited partnership indirectly owning substantially all of Southern Power's solar facilities, in which Southern Power has a 67% ownership interest
SP Wind	SP Wind Holdings II, LLC, a holding company owning a portfolio of eight operating wind facilities, in which Southern Power is the controlling partner in a tax equity arrangement
Subsidiary Registrants	Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas
Tax Reform	The impact of the Tax Cuts and Jobs Act, which became effective on January 1, 2018
Toshiba	Toshiba Corporation, the parent company of Westinghouse
traditional electric operating companies	Alabama Power, Georgia Power, and Mississippi Power
Triton	Triton Container Investments, LLC, an investment of Southern Company Gas through May 29, 2019
VCM	Vogtle Construction Monitoring
VIE	Variable interest entity
Virginia Commission	Virginia State Corporation Commission
Virginia Natural Gas	Virginia Natural Gas, Inc., a wholly-owned subsidiary of Southern Company Gas

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
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

    Table of Contents                                Index to Financial Statements

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, the potential and expected effects of the COVID-19 pandemic, statements concerning regulated rates, the strategic goals for the business, customer and sales growth, economic conditions, fuel and environmental cost recovery and other rate actions, projected equity ratios, current and proposed environmental regulations and related compliance plans and estimated expenditures, pending or potential litigation matters, access to sources of capital, financing activities, completion dates and costs of construction projects, matters related to the abandonment of the Kemper IGCC, completion of announced acquisitions, filings with state and federal regulatory authorities, and estimated construction plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

•
the impact of recent and future federal and state regulatory changes, including tax, environmental, and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

•	the potential effects of the continued COVID-19 pandemic, including, but not limited to, those described in Item 1A "Risk Factors" herein;

•	the extent and timing of costs and legal requirements related to CCR;

•	current and future litigation or regulatory investigations, proceedings, or inquiries, including litigation and other disputes related to the Kemper County energy facility;

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

•
the ability to overcome or mitigate the current challenges at Plant Vogtle Units 3 and 4, including, but not limited to, those related to COVID-19, as described in Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" in Item 1 herein, that could impact the cost and schedule for the project;

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

PART I
Item 1. Financial Statements (Unaudited).

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Operating Revenues:
Retail electric revenues	$3,078	$3,084
Wholesale electric revenues	418	499
Other electric revenues	151	168
Natural gas revenues (includes alternative revenue programs of $9 and $(2), respectively)	1,249	1,474
Other revenues	122	187
Total operating revenues	5,018	5,412
Operating Expenses:
Fuel	636	850
Purchased power	181	170
Cost of natural gas	439	686
Cost of other sales	55	118
Other operations and maintenance	1,296	1,314
Depreciation and amortization	857	751
Taxes other than income taxes	330	329
(Gain) loss on dispositions, net	(39)	(2,497)
Total operating expenses	3,755	1,721
Operating Income	1,263	3,691
Other Income and (Expense):
Allowance for equity funds used during construction	34	32
Earnings from equity method investments	42	48
Interest expense, net of amounts capitalized	(456)	(430)
Other income (expense), net	103	78
Total other income and (expense)	(277)	(272)
Earnings Before Income Taxes	986	3,419
Income taxes	145	1,360
Consolidated Net Income	841	2,059
Dividends on preferred stock of subsidiaries	4	4
Net loss attributable to noncontrolling interests	(31)	(29)
Consolidated Net Income Attributable to Southern Company	$868	$2,084
Common Stock Data:
Earnings per share -
Basic	$0.82	$2.01
Diluted	$0.81	$1.99
Average number of shares of common stock outstanding (in millions)
Basic	1,057	1,038
Diluted	1,067	1,045
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Consolidated Net Income	$841	$2,059
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(30) and $(9), respectively	(86)	(28)
Reclassification adjustment for amounts included in net income, net of tax of $13 and $9, respectively	38	28
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $2 and $-, respectively	1	—
Total other comprehensive income (loss)	(47)	—
Comprehensive Income	794	2,059
Dividends on preferred stock of subsidiaries	4	4
Comprehensive loss attributable to noncontrolling interests	(31)	(29)
Consolidated Comprehensive Income Attributable to Southern Company	$821	$2,084
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Operating Activities:
Consolidated net income	$841	$2,059
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	949	851
Deferred income taxes	(58)	191
Allowance for equity funds used during construction	(34)	(32)
Pension, postretirement, and other employee benefits	(67)	(53)
Settlement of asset retirement obligations	(86)	(62)
Stock based compensation expense	72	64
(Gain) loss on dispositions, net	(38)	(2,503)
Other, net	111	71
Changes in certain current assets and liabilities —
-Receivables	317	378
-Prepayments	(110)	(129)
-Natural gas for sale	246	363
-Other current assets	(67)	17
-Accounts payable	(504)	(783)
-Accrued taxes	(102)	928
-Accrued compensation	(473)	(489)
-Other current liabilities	(103)	(127)
Net cash provided from operating activities	894	744
Investing Activities:
Property additions	(1,560)	(1,678)
Nuclear decommissioning trust fund purchases	(254)	(197)
Nuclear decommissioning trust fund sales	249	192
Proceeds from dispositions and asset sales	982	4,427
Cost of removal, net of salvage	(69)	(89)
Change in construction payables, net	(141)	(146)
Investment in unconsolidated subsidiaries	(77)	(10)
Payments pursuant to LTSAs	(26)	(28)
Other investing activities	7	(17)
Net cash provided from (used for) investing activities	(889)	2,454
Financing Activities:
Increase (decrease) in notes payable, net	(685)	86
Proceeds —
Long-term debt	2,653	1,220
Common stock	52	224
Short-term borrowings	565	—
Redemptions and repurchases —
Long-term debt	(1,481)	(2,429)
Short-term borrowings	(100)	(1,750)
Distributions to noncontrolling interests	(48)	(36)
Payment of common stock dividends	(655)	(623)
Other financing activities	(116)	(45)
Net cash provided from (used for) financing activities	185	(3,353)
Net Change in Cash, Cash Equivalents, and Restricted Cash	190	(155)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,978	1,519
Cash, Cash Equivalents, and Restricted Cash at End of Period	$2,168	$1,364
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $20 and $18 capitalized for 2020 and 2019, respectively)	$490	$462
Income taxes, net	(16)	—
Noncash transactions —
Accrued property additions at end of period	733	899
Right-of-use assets obtained under operating leases	24	15
Right-of-use assets obtained under finance leases	4	29
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2020	At December 31, 2019
	(in millions)
Current Assets:
Cash and cash equivalents	$2,164	$1,975
Receivables —
Customer accounts receivable	1,603	1,614
Energy marketing receivables	291	428
Unbilled revenues	522	599
Other accounts and notes receivable	560	817
Accumulated provision for uncollectible accounts	(53)	(49)
Materials and supplies	1,405	1,388
Fossil fuel for generation	577	521
Natural gas for sale	233	479
Prepaid expenses	667	314
Assets from risk management activities, net of collateral	134	183
Regulatory assets – asset retirement obligations	272	287
Other regulatory assets	876	885
Assets held for sale	—	188
Other current assets	179	188
Total current assets	9,430	9,817
Property, Plant, and Equipment:
In service	105,931	105,114
Less: Accumulated depreciation	31,180	30,765
Plant in service, net of depreciation	74,751	74,349
Nuclear fuel, at amortized cost	854	851
Construction work in progress	8,360	7,880
Total property, plant, and equipment	83,965	83,080
Other Property and Investments:
Goodwill	5,280	5,280
Equity investments in unconsolidated subsidiaries	1,386	1,303
Other intangible assets, net of amortization of $292 and $280 at March 31, 2020 and December 31, 2019, respectively	523	536
Nuclear decommissioning trusts, at fair value	1,787	2,036
Leveraged leases	795	788
Miscellaneous property and investments	407	391
Total other property and investments	10,178	10,334
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,770	1,800
Deferred charges related to income taxes	798	798
Unamortized loss on reacquired debt	297	300
Regulatory assets – asset retirement obligations, deferred	4,384	4,094
Other regulatory assets, deferred	6,763	6,805
Assets held for sale, deferred	—	601
Other deferred charges and assets	1,267	1,071
Total deferred charges and other assets	15,279	15,469
Total Assets	$118,852	$118,700
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At March 31, 2020	At December 31, 2019
	(in millions)
Current Liabilities:
Securities due within one year	$1,809	$2,989
Notes payable	1,710	2,055
Energy marketing trade payables	298	442
Accounts payable	1,653	2,115
Customer deposits	491	496
Accrued taxes —
Accrued income taxes	25	—
Other accrued taxes	338	659
Accrued interest	414	474
Accrued compensation	502	992
Asset retirement obligations	514	504
Other regulatory liabilities	701	756
Liabilities held for sale	—	5
Operating lease obligations	230	229
Other current liabilities	868	830
Total current liabilities	9,553	12,546
Long-term Debt	44,235	41,798
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	8,398	7,888
Deferred credits related to income taxes	5,954	6,078
Accumulated deferred ITCs	2,271	2,291
Employee benefit obligations	1,778	1,814
Operating lease obligations, deferred	1,610	1,615
Asset retirement obligations, deferred	9,296	9,282
Accrued environmental remediation	230	234
Other cost of removal obligations	2,251	2,239
Other regulatory liabilities, deferred	368	256
Other deferred credits and liabilities	701	609
Total deferred credits and other liabilities	32,857	32,306
Total Liabilities	86,645	86,650
Redeemable Preferred Stock of Subsidiaries	291	291
Total Stockholders' Equity (See accompanying statements)	31,916	31,759
Total Liabilities and Stockholders' Equity	$118,852	$118,700
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2018	1,035	(1)	$5,164	$11,094	$(38)	$8,706	$(203)	$4,316	$29,039
Consolidated net income attributable to Southern Company	—	—	—	—	—	2,084	—	—	2,084
Stock issued	6	—	28	196	—	—	—	—	224
Stock-based compensation	—	—	—	24	—	—	—	—	24
Cash dividends of $0.60 per share	—	—	—	—	—	(622)	—	—	(622)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3	3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(41)	(41)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	(29)	(29)
Other	—	—	—	7	(2)	(1)	—	1	5
Balance at March 31, 2019	1,041	(1)	$5,192	$11,321	$(40)	$10,167	$(203)	$4,250	$30,687

Balance at December 31, 2019	1,054	(1)	$5,257	$11,734	$(42)	$10,877	$(321)	$4,254	$31,759
Consolidated net income attributable to Southern Company	—	—	—	—	—	868	—	—	868
Other comprehensive income (loss)	—	—	—	—	—	—	(47)	—	(47)
Stock issued	3	—	9	43	—	—	—	—	52
Stock-based compensation	—	—	—	5	—	—	—	—	5
Cash dividends of $0.62 per share	—	—	—	—	—	(655)	—	—	(655)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	16	16
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(48)	(48)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	(31)	(31)
Other	—	—	—	—	(2)	(2)	1	—	(3)
Balance at March 31, 2020	1,057	(1)	$5,266	$11,782	$(44)	$11,088	$(367)	$4,191	$31,916

The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Operating Revenues:
Retail revenues	$1,205	$1,213
Wholesale revenues, non-affiliates	56	61
Wholesale revenues, affiliates	19	60
Other revenues	71	74
Total operating revenues	1,351	1,408
Operating Expenses:
Fuel	215	301
Purchased power, non-affiliates	40	37
Purchased power, affiliates	18	21
Other operations and maintenance	350	409
Depreciation and amortization	200	199
Taxes other than income taxes	106	103
Total operating expenses	929	1,070
Operating Income	422	338
Other Income and (Expense):
Allowance for equity funds used during construction	10	14
Interest expense, net of amounts capitalized	(88)	(83)
Other income (expense), net	24	14
Total other income and (expense)	(54)	(55)
Earnings Before Income Taxes	368	283
Income taxes	84	62
Net Income	284	221
Dividends on Preferred Stock	4	4
Net Income After Dividends on Preferred Stock	$280	$217

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Net Income	$284	$221
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $- and $-, respectively	1	1
Total other comprehensive income (loss)	1	1
Comprehensive Income	$285	$222
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Operating Activities:
Net income	$284	$221
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	241	244
Deferred income taxes	10	—
Allowance for equity funds used during construction	(10)	(14)
Pension, postretirement, and other employee benefits	(25)	(18)
Settlement of asset retirement obligations	(46)	(18)
Other, net	20	26
Changes in certain current assets and liabilities —
-Receivables	93	105
-Prepayments	(80)	(78)
-Materials and supplies	(22)	(4)
-Other current assets	(29)	19
-Accounts payable	(305)	(286)
-Accrued taxes	100	80
-Accrued compensation	(111)	(122)
-Retail fuel cost over recovery	47	2
-Other current liabilities	(12)	(11)
Net cash provided from operating activities	155	146
Investing Activities:
Property additions	(340)	(390)
Nuclear decommissioning trust fund purchases	(81)	(68)
Nuclear decommissioning trust fund sales	81	68
Cost of removal, net of salvage	(15)	(16)
Change in construction payables	(65)	(95)
Other investing activities	(4)	(10)
Net cash used for investing activities	(424)	(511)
Financing Activities:
Proceeds — Capital contributions from parent company	610	1,232
Redemptions —
Pollution control revenue bonds	(87)	—
Senior notes	—	(200)
Payment of common stock dividends	(239)	(211)
Other financing activities	(11)	(10)
Net cash provided from financing activities	273	811
Net Change in Cash, Cash Equivalents, and Restricted Cash	4	446
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	894	313
Cash, Cash Equivalents, and Restricted Cash at End of Period	$898	$759
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $3 and $5 capitalized for 2020 and 2019, respectively)	$92	$89
Noncash transactions —
Accrued property additions at end of period	135	176
Right-of-use assets obtained under operating leases	2	2
Right-of-use assets obtained under finance leases	1	—
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2020	At December 31, 2019
	(in millions)
Current Assets:
Cash and cash equivalents	$898	$894
Receivables —
Customer accounts receivable	377	425
Unbilled revenues	117	134
Affiliated	40	37
Other accounts and notes receivable	41	72
Accumulated provision for uncollectible accounts	(19)	(22)
Fossil fuel stock	227	212
Materials and supplies	531	512
Prepaid expenses	119	50
Other regulatory assets	242	242
Other current assets	37	30
Total current assets	2,610	2,586
Property, Plant, and Equipment:
In service	30,348	30,023
Less: Accumulated provision for depreciation	9,608	9,540
Plant in service, net of depreciation	20,740	20,483
Nuclear fuel, at amortized cost	290	296
Construction work in progress	777	890
Total property, plant, and equipment	21,807	21,669
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	64	66
Nuclear decommissioning trusts, at fair value	855	1,023
Miscellaneous property and investments	129	128
Total other property and investments	1,048	1,217
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	124	132
Deferred charges related to income taxes	243	244
Deferred under recovered regulatory clause revenues	37	40
Regulatory assets – asset retirement obligations	1,224	1,019
Other regulatory assets, deferred	1,968	1,976
Other deferred charges and assets	307	269
Total deferred charges and other assets	3,903	3,680
Total Assets	$29,368	$29,152
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2020	At December 31, 2019
	(in millions)
Current Liabilities:
Securities due within one year	$296	$251
Accounts payable —
Affiliated	212	316
Other	271	514
Customer deposits	101	100
Accrued taxes	168	78
Accrued interest	82	92
Accrued compensation	105	216
Asset retirement obligations	201	195
Other regulatory liabilities	155	193
Other current liabilities	109	105
Total current liabilities	1,700	2,060
Long-term Debt	8,141	8,270
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,283	3,260
Deferred credits related to income taxes	1,946	1,960
Accumulated deferred ITCs	99	100
Employee benefit obligations	198	206
Operating lease obligations	103	107
Asset retirement obligations, deferred	3,330	3,345
Other cost of removal obligations	402	412
Other regulatory liabilities, deferred	225	146
Other deferred credits and liabilities	41	40
Total deferred credits and other liabilities	9,627	9,576
Total Liabilities	19,468	19,906
Redeemable Preferred Stock	291	291
Common Stockholder's Equity (See accompanying statements)	9,609	8,955
Total Liabilities and Stockholder's Equity	$29,368	$29,152
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2018	31	$1,222	$3,508	$2,775	$(28)	$7,477
Net income after dividends on preferred stock	—	—	—	217	—	217
Capital contributions from parent company	—	—	1,236	—	—	1,236
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(211)	—	(211)
Balance at March 31, 2019	31	$1,222	$4,744	$2,781	$(27)	$8,720

Balance at December 31, 2019	31	$1,222	$4,755	$3,001	$(23)	$8,955
Net income after dividends on preferred stock	—	—	—	280	—	280
Capital contributions from parent company	—	—	612	—	—	612
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(239)	—	(239)
Balance at March 31, 2020	31	$1,222	$5,367	$3,042	$(22)	$9,609
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Operating Revenues:
Retail revenues	$1,675	$1,668
Wholesale revenues	26	32
Other revenues	124	133
Total operating revenues	1,825	1,833
Operating Expenses:
Fuel	231	299
Purchased power, non-affiliates	129	118
Purchased power, affiliates	129	176
Other operations and maintenance	465	446
Depreciation and amortization	352	240
Taxes other than income taxes	113	106
Total operating expenses	1,419	1,385
Operating Income	406	448
Other Income and (Expense):
Interest expense, net of amounts capitalized	(111)	(96)
Other income (expense), net	52	40
Total other income and (expense)	(59)	(56)
Earnings Before Income Taxes	347	392
Income taxes	16	81
Net Income	$331	$311
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Net Income	$331	$311
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(1) and $-, respectively	(2)	—
Reclassification adjustment for amounts included in net income, net of tax of $1 and $-, respectively	1	1
Total other comprehensive income (loss)	(1)	1
Comprehensive Income	$330	$312
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Operating Activities:
Net income	$331	$311
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	396	287
Deferred income taxes	(73)	127
Pension, postretirement, and other employee benefits	(40)	(35)
Settlement of asset retirement obligations	(33)	(34)
Storm damage reserve accruals	53	7
Retail fuel cost over recovery – long-term	90	—
Other, net	(52)	(25)
Changes in certain current assets and liabilities —
-Receivables	22	91
-Fossil fuel stock	(42)	(41)
-Prepaid income taxes	—	(73)
-Other current assets	(15)	33
-Accounts payable	(69)	(166)
-Accrued taxes	(156)	(245)
-Accrued compensation	(87)	(67)
-Customer refunds	(107)	32
-Other current liabilities	(5)	10
Net cash provided from operating activities	213	212
Investing Activities:
Property additions	(849)	(875)
Nuclear decommissioning trust fund purchases	(173)	(129)
Nuclear decommissioning trust fund sales	167	124
Cost of removal, net of salvage	(34)	(58)
Change in construction payables, net of joint owner portion	(46)	(38)
Proceeds from dispositions and asset sales	142	7
Other investing activities	(2)	(11)
Net cash used for investing activities	(795)	(980)
Financing Activities:
Increase (decrease) in notes payable, net	11	(19)
Proceeds —
FFB loan	—	835
Senior notes	1,500	—
Pollution control revenue bonds	53	343
Short-term borrowings	200	—
Capital contributions from parent company	500	27
Redemptions and repurchases —
Senior notes	(950)	—
Pollution control revenue bonds	(148)	(108)
FFB loan	(16)	—
Payment of common stock dividends	(385)	(394)
Other financing activities	(23)	(19)
Net cash provided from financing activities	742	665
Net Change in Cash, Cash Equivalents, and Restricted Cash	160	(103)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	52	112
Cash, Cash Equivalents, and Restricted Cash at End of Period	$212	$9
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $11 and $8 capitalized for 2020 and 2019, respectively)	$122	$92
Noncash transactions —
Accrued property additions at end of period	472	607
Right-of-use assets obtained under operating leases	10	4
Right-of-use assets obtained under finance leases	—	28
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2020	At December 31, 2019
	(in millions)
Current Assets:
Cash and cash equivalents	$212	$52
Receivables —
Customer accounts receivable	545	533
Unbilled revenues	195	203
Joint owner accounts receivable	129	136
Affiliated	24	21
Other accounts and notes receivable	44	209
Accumulated provision for uncollectible accounts	(2)	(2)
Fossil fuel stock	315	272
Materials and supplies	513	501
Prepaid expenses	38	63
Regulatory assets – storm damage reserves	213	213
Regulatory assets – asset retirement obligations	235	254
Other regulatory assets	295	263
Other current assets	69	77
Total current assets	2,825	2,795
Property, Plant, and Equipment:
In service	38,436	38,137
Less: Accumulated provision for depreciation	11,929	11,753
Plant in service, net of depreciation	26,507	26,384
Nuclear fuel, at amortized cost	563	555
Construction work in progress	6,187	5,650
Total property, plant, and equipment	33,257	32,589
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	52	52
Nuclear decommissioning trusts, at fair value	932	1,013
Miscellaneous property and investments	65	64
Total other property and investments	1,049	1,129
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,401	1,428
Deferred charges related to income taxes	519	519
Regulatory assets – asset retirement obligations, deferred	2,970	2,865
Other regulatory assets, deferred	2,677	2,716
Other deferred charges and assets	481	500
Total deferred charges and other assets	8,048	8,028
Total Assets	$45,179	$44,541
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2020	At December 31, 2019
	(in millions)
Current Liabilities:
Securities due within one year	$74	$1,025
Notes payable	451	365
Accounts payable —
Affiliated	389	512
Other	723	711
Customer deposits	284	283
Accrued taxes	239	407
Accrued interest	97	118
Accrued compensation	120	233
Operating lease obligations	147	144
Asset retirement obligations	272	265
Other regulatory liabilities	342	447
Other current liabilities	233	187
Total current liabilities	3,371	4,697
Long-term Debt	12,297	10,791
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,255	3,257
Deferred credits related to income taxes	2,792	2,862
Accumulated deferred ITCs	253	255
Employee benefit obligations	497	540
Operating lease obligations, deferred	1,280	1,282
Asset retirement obligations, deferred	5,547	5,519
Other deferred credits and liabilities	375	273
Total deferred credits and other liabilities	13,999	13,988
Total Liabilities	29,667	29,476
Common Stockholder's Equity (See accompanying statements)	15,512	15,065
Total Liabilities and Stockholder's Equity	$45,179	$44,541
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2018	9	$398	$10,322	$3,612	$(9)	$14,323
Net income	—	—	—	311	—	311
Capital contributions from parent company	—	—	29	—	—	29
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(394)	—	(394)
Other	—	—	(1)	—	—	(1)
Balance at March 31, 2019	9	$398	$10,350	$3,529	$(8)	$14,269

Balance at December 31, 2019	9	$398	$10,962	$3,756	$(51)	$15,065
Net income	—	—	—	331	—	331
Capital contributions from parent company	—	—	502	—	—	502
Other comprehensive income (loss)	—	—	—	—	(1)	(1)
Cash dividends on common stock	—	—	—	(385)	—	(385)
Balance at March 31, 2020	9	$398	$11,464	$3,702	$(52)	$15,512
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Operating Revenues:
Retail revenues	$199	$203
Wholesale revenues, non-affiliates	51	57
Wholesale revenues, affiliates	21	22
Other revenues	6	5
Total operating revenues	277	287
Operating Expenses:
Fuel	79	93
Purchased power	5	3
Other operations and maintenance	76	61
Depreciation and amortization	42	48
Taxes other than income taxes	29	26
Total operating expenses	231	231
Operating Income	46	56
Other Income and (Expense):
Interest expense, net of amounts capitalized	(16)	(17)
Other income (expense), net	8	5
Total other income and (expense)	(8)	(12)
Earnings Before Income Taxes	38	44
Income taxes	6	7
Net Income	$32	$37
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Net Income	$32	$37
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $- and $-, respectively	—	—
Reclassification adjustment for amounts included in net income, net of tax of $- and $-, respectively	—	—
Total other comprehensive income (loss)	—	—
Comprehensive Income	$32	$37
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Operating Activities:
Net income	$32	$37
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	44	50
Deferred income taxes	(4)	(8)
Settlement of asset retirement obligations	(3)	(8)
Other, net	4	4
Changes in certain current assets and liabilities —
-Receivables	14	11
-Other current assets	(10)	7
-Accounts payable	(24)	(38)
-Accrued taxes	(54)	(62)
-Accrued compensation	(19)	(22)
-Other current liabilities	3	6
Net cash used for operating activities	(17)	(23)
Investing Activities:
Property additions	(50)	(45)
Construction payables	(10)	(8)
Payments pursuant to LTSAs	(5)	(5)
Other investing activities	(6)	(5)
Net cash used for investing activities	(71)	(63)
Financing Activities:
Proceeds —
Capital contributions from parent company	75	—
Short-term borrowings	40	—
Pollution control revenue bonds	—	43
Other long-term debt	100	—
Redemptions — Senior notes	(275)	—
Return of capital to parent company	(37)	(38)
Other financing activities	(1)	—
Net cash provided from (used for) financing activities	(98)	5
Net Change in Cash, Cash Equivalents, and Restricted Cash	(186)	(81)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	286	293
Cash, Cash Equivalents, and Restricted Cash at End of Period	$100	$212
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $- and $- capitalized for 2020 and 2019, respectively)	$18	$13
Noncash transactions — Accrued property additions at end of period	25	27
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2020	At December 31, 2019
	(in millions)
Current Assets:
Cash and cash equivalents	$100	$286
Receivables —
Customer accounts receivable	32	35
Unbilled revenues	33	39
Affiliated	25	27
Other accounts and notes receivable	23	26
Fossil fuel stock	24	26
Materials and supplies	59	61
Other regulatory assets	85	99
Other current assets	10	10
Total current assets	391	609
Property, Plant, and Equipment:
In service	4,900	4,857
Less: Accumulated provision for depreciation	1,489	1,463
Plant in service, net of depreciation	3,411	3,394
Construction work in progress	127	126
Total property, plant, and equipment	3,538	3,520
Other Property and Investments	131	131
Deferred Charges and Other Assets:
Deferred charges related to income taxes	32	32
Regulatory assets – asset retirement obligations	197	210
Other regulatory assets, deferred	386	360
Accumulated deferred income taxes	137	139
Other deferred charges and assets	48	34
Total deferred charges and other assets	800	775
Total Assets	$4,860	$5,035
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2020	At December 31, 2019
	(in millions)
Current Liabilities:
Securities due within one year	$7	$281
Notes payable	40	—
Accounts payable —
Affiliated	62	76
Other	56	75
Accrued taxes	51	105
Accrued interest	14	15
Accrued compensation	16	35
Asset retirement obligations	28	33
Over recovered regulatory clause liabilities	32	29
Other regulatory liabilities	54	21
Other current liabilities	69	64
Total current liabilities	429	734
Long-term Debt	1,406	1,308
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	422	424
Deferred credits related to income taxes	320	352
Employee benefit obligations	98	99
Asset retirement obligations, deferred	158	157
Other cost of removal obligations	192	189
Other regulatory liabilities, deferred	71	76
Other deferred credits and liabilities	42	44
Total deferred credits and other liabilities	1,303	1,341
Total Liabilities	3,138	3,383
Common Stockholder's Equity (See accompanying statements)	1,722	1,652
Total Liabilities and Stockholder's Equity	$4,860	$5,035
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2018	1	$38	$4,546	$(2,971)	$(4)	$1,609
Net income	—	—	—	37	—	37
Return of capital to parent company	—	—	(38)	—	—	(38)
Capital contributions from parent company	—	—	2	—	—	2
Balance at March 31, 2019	1	$38	$4,510	$(2,934)	$(4)	$1,610

Balance at December 31, 2019	1	$38	$4,449	$(2,832)	$(3)	$1,652
Net income	—	—	—	32	—	32
Return of capital to parent company	—	—	(37)	—	—	(37)
Capital contributions from parent company	—	—	76	—	—	76
Other	—	—	(1)	—	—	(1)
Balance at March 31, 2020	1	$38	$4,487	$(2,800)	$(3)	$1,722
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$286	$352
Wholesale revenues, affiliates	86	87
Other revenues	3	4
Total operating revenues	375	443
Operating Expenses:
Fuel	107	145
Purchased power	14	24
Other operations and maintenance	79	83
Depreciation and amortization	117	119
Taxes other than income taxes	9	11
(Gain) loss on dispositions, net	(39)	1
Total operating expenses	287	383
Operating Income	88	60
Other Income and (Expense):
Interest expense, net of amounts capitalized	(39)	(44)
Other income (expense), net	2	2
Total other income and (expense)	(37)	(42)
Earnings Before Income Taxes	51	18
Income taxes (benefit)	7	(9)
Net Income	44	27
Net loss attributable to noncontrolling interests	(31)	(29)
Net Income Attributable to Southern Power	$75	$56
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Net Income	$44	$27
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(21) and $(10), respectively	(62)	(29)
Reclassification adjustment for amounts included in net income, net of tax of $10 and $8, respectively	28	25
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $- and $-, respectively	1	—
Total other comprehensive income (loss)	(33)	(4)
Comprehensive Income	11	23
Comprehensive loss attributable to noncontrolling interests	(31)	(29)
Comprehensive Income Attributable to Southern Power	$42	$52
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Operating Activities:
Net income	$44	$27
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	123	125
Deferred income taxes	(36)	17
Amortization of investment tax credits	(14)	(14)
(Gain) loss on dispositions, net	(39)	—
Other, net	(10)	(7)
Changes in certain current assets and liabilities —
-Receivables	5	10
-Prepaid income taxes	51	(9)
-Other current assets	(2)	3
-Accounts payable	(34)	(32)
-Accrued taxes	8	5
-Other current liabilities	(13)	(15)
Net cash provided from operating activities	83	110
Investing Activities:
Property additions	(47)	(66)
Proceeds from dispositions and asset sales	660	—
Change in construction payables	(15)	(7)
Payments pursuant to LTSAs	(15)	(15)
Other investing activities	17	9
Net cash provided from (used for) investing activities	600	(79)
Financing Activities:
Increase (decrease) in notes payable, net	(449)	5
Redemptions — Short-term borrowings	(100)	—
Distributions to noncontrolling interests	(48)	(36)
Capital contributions from noncontrolling interests	16	3
Payment of common stock dividends	(50)	(51)
Other financing activities	(1)	—
Net cash used for financing activities	(632)	(79)
Net Change in Cash, Cash Equivalents, and Restricted Cash	51	(48)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	279	181
Cash, Cash Equivalents, and Restricted Cash at End of Period	$330	$133
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $4 capitalized for both 2020 and 2019)	$28	$28
Income taxes, net	(5)	1
Noncash transactions — Accrued property additions at end of period	27	19
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2020	At December 31, 2019
	(in millions)
Current Assets:
Cash and cash equivalents	$330	$279
Receivables —
Customer accounts receivable	109	107
Affiliated	26	30
Other	54	73
Materials and supplies	198	191
Prepaid income taxes	452	36
Other current assets	24	43
Total current assets	1,193	759
Property, Plant, and Equipment:
In service	13,282	13,270
Less: Accumulated provision for depreciation	2,580	2,464
Plant in service, net of depreciation	10,702	10,806
Construction work in progress	534	515
Total property, plant, and equipment	11,236	11,321
Other Property and Investments:
Intangible assets, net of amortization of $74 and $69 at March 31, 2020 and December 31, 2019, respectively	317	322
Equity investments in unconsolidated subsidiaries	45	28
Total other property and investments	362	350
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	368	369
Prepaid LTSAs	134	128
Accumulated deferred income taxes	129	551
Income taxes receivable, non-current	8	5
Assets held for sale	—	601
Other deferred charges and assets	216	216
Total deferred charges and other assets	855	1,870
Total Assets	$13,646	$14,300
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At March 31, 2020	At December 31, 2019
	(in millions)
Current Liabilities:
Securities due within one year	$824	$824
Notes payable	—	549
Accounts payable —
Affiliated	43	56
Other	59	85
Accrued taxes —
Accrued income taxes	9	—
Other accrued taxes	20	26
Accrued interest	36	32
Other current liabilities	119	132
Total current liabilities	1,110	1,704
Long-term Debt	3,545	3,574
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	114	115
Accumulated deferred ITCs	1,717	1,731
Operating lease obligations	375	376
Other deferred credits and liabilities	234	178
Total deferred credits and other liabilities	2,440	2,400
Total Liabilities	7,095	7,678
Total Stockholders' Equity (See accompanying statements)	6,551	6,622
Total Liabilities and Stockholders' Equity	$13,646	$14,300
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholders' Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2018	$1,600	$1,352	$16	$2,968	$4,316	$7,284
Net income attributable to Southern Power	—	56	—	56	—	56
Capital contributions from parent company	1	—	—	1	—	1
Other comprehensive income (loss)	—	—	(4)	(4)	—	(4)
Cash dividends on common stock	—	(51)	—	(51)	—	(51)
Capital contributions from noncontrolling interests	—	—	—	—	3	3
Distributions to noncontrolling interests	—	—	—	—	(41)	(41)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(29)	(29)
Other	(1)	(1)	—	(2)	1	(1)
Balance at March 31, 2019	$1,600	$1,356	$12	$2,968	$4,250	$7,218

Balance at December 31, 2019	$909	$1,485	$(26)	$2,368	$4,254	$6,622
Net income attributable to Southern Power	—	75	—	75	—	75
Other comprehensive income (loss)	—	—	(33)	(33)	—	(33)
Cash dividends on common stock	—	(50)	—	(50)	—	(50)
Capital contributions from noncontrolling interests	—	—	—	—	16	16
Distributions to noncontrolling interests	—	—	—	—	(48)	(48)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(31)	(31)
Balance at March 31, 2020	$909	$1,510	$(59)	$2,360	$4,191	$6,551
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $47 and $55, respectively)	$1,240	$1,476
Alternative revenue programs	9	(2)
Total operating revenues	1,249	1,474
Operating Expenses:
Cost of natural gas	439	686
Other operations and maintenance	258	235
Depreciation and amortization	120	118
Taxes other than income taxes	72	82
Total operating expenses	889	1,121
Operating Income	360	353
Other Income and (Expense):
Earnings from equity method investments	43	48
Interest expense, net of amounts capitalized	(58)	(59)
Other income (expense), net	9	5
Total other income and (expense)	(6)	(6)
Earnings Before Income Taxes	354	347
Income taxes	79	77
Net Income	$275	$270
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Net Income	$275	$270
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(7) and $-, respectively	(20)	—
Reclassification adjustment for amounts included in net income, net of tax of $2 and $-, respectively	5	—
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $1 and $-, respectively	—	(1)
Total other comprehensive income (loss)	(15)	(1)
Comprehensive Income	$260	$269
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Operating Activities:
Net income	$275	$270
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	120	118
Deferred income taxes	22	42
Mark-to-market adjustments	13	45
Other, net	(19)	(20)
Changes in certain current assets and liabilities —
-Receivables	112	238
-Natural gas for sale	246	363
-Other current assets	33	59
-Accounts payable	(185)	(353)
-Accrued taxes	27	21
-Accrued compensation	(42)	(50)
-Other current liabilities	41	(50)
Net cash provided from operating activities	643	683
Investing Activities:
Property additions	(261)	(256)
Cost of removal, net of salvage	(15)	(12)
Change in construction payables, net	(18)	1
Investment in unconsolidated subsidiaries	(77)	(10)
Proceeds from dispositions and asset sales	178	—
Other investing activities	—	(13)
Net cash used for investing activities	(193)	(290)
Financing Activities:
Decrease in notes payable, net	(39)	(289)
Payment of common stock dividends	(133)	(118)
Other financing activities	(13)	5
Net cash used for financing activities	(185)	(402)
Net Change in Cash, Cash Equivalents, and Restricted Cash	265	(9)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	49	70
Cash, Cash Equivalents, and Restricted Cash at End of Period	$314	$61
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $2 capitalized for both 2020 and 2019)	$49	$55
Income taxes, net	(12)	(1)
Noncash transactions — Accrued property additions at end of period	104	98
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2020	At December 31, 2019
	(in millions)
Current Assets:
Cash and cash equivalents	$311	$46
Receivables —
Energy marketing receivables	291	428
Customer accounts receivable	407	323
Unbilled revenues	136	183
Affiliated	3	5
Other accounts and notes receivable	102	114
Accumulated provision for uncollectible accounts	(25)	(18)
Natural gas for sale	233	479
Prepaid expenses	53	65
Assets from risk management activities, net of collateral	119	177
Other regulatory assets	69	92
Assets held for sale	—	171
Other current assets	43	41
Total current assets	1,742	2,106
Property, Plant, and Equipment:
In service	16,456	16,344
Less: Accumulated depreciation	4,651	4,650
Plant in service, net of depreciation	11,805	11,694
Construction work in progress	680	613
Total property, plant, and equipment	12,485	12,307
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,333	1,251
Other intangible assets, net of amortization of $181 and $176 at March 31, 2020 and December 31, 2019, respectively	65	70
Miscellaneous property and investments	20	20
Total other property and investments	6,433	6,356
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	91	93
Other regulatory assets, deferred	605	618
Other deferred charges and assets	261	207
Total deferred charges and other assets	957	918
Total Assets	$21,617	$21,687
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2020	At December 31, 2019
	(in millions)
Current Liabilities:
Notes payable	$611	$650
Energy marketing trade payables	298	442
Accounts payable —
Affiliated	39	41
Other	258	315
Customer deposits	89	96
Accrued taxes —
Accrued income taxes	37	—
Other accrued taxes	61	71
Accrued interest	64	52
Accrued compensation	58	100
Liabilities from risk management activities, net of collateral	41	21
Other regulatory liabilities	149	94
Other current liabilities	121	128
Total current liabilities	1,826	2,010
Long-term Debt	5,836	5,845
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,235	1,219
Deferred credits related to income taxes	867	874
Employee benefit obligations	252	265
Operating lease obligations	76	78
Other cost of removal obligations	1,625	1,606
Accrued environmental remediation	230	233
Other deferred credits and liabilities	39	51
Total deferred credits and other liabilities	4,324	4,326
Total Liabilities	11,986	12,181
Common Stockholder's Equity (See accompanying statements)	9,631	9,506
Total Liabilities and Stockholder's Equity	$21,617	$21,687
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2018	$8,856	$(312)	$26	$8,570
Net income	—	270	—	270
Capital contributions from parent company	17	—	—	17
Other comprehensive income (loss)	—	—	(1)	(1)
Cash dividends on common stock	—	(118)	—	(118)
Balance at March 31, 2019	$8,873	$(160)	$25	$8,738

Balance at December 31, 2019	$9,697	$(198)	$7	$9,506
Net income	—	275	—	275
Return of capital to parent company	(2)	—	—	(2)
Other comprehensive income (loss)	—	—	(15)	(15)
Cash dividends on common stock	—	(133)	—	(133)
Balance at March 31, 2020	$9,695	$(56)	$(8)	$9,631
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
MISSISSIPPI POWER COMPANY
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
(UNAUDITED)

INDEX TO APPLICABLE NOTES TO FINANCIAL STATEMENTS BY REGISTRANT
The following unaudited notes to the condensed financial statements are a combined presentation; however, information contained herein relating to any individual Registrant is filed by such Registrant on its own behalf and each Registrant makes no representation as to information related to the other Registrants. The list below indicates the Registrants to which each footnote applies.

Registrant	Applicable Notes
Southern Company	A, B, C, D, E, F, G, H, I, J, K, L
Alabama Power	A, B, C, D, F, G, H, I, J, K
Georgia Power	A, B, C, D, F, G, H, I, J
Mississippi Power	A, B, C, D, F, G, H, I, J
Southern Power	A, C, D, E, F, G, H, I, J, K
Southern Company Gas	A, B, C, D, E, F, G, H, I, J, K, L

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

(A) INTRODUCTION
The condensed quarterly financial statements of each Registrant included herein have been prepared by such Registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2019 have been derived from the audited financial statements of each Registrant. In the opinion of each Registrant's management, the information regarding such Registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended March 31, 2020 and 2019. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures regarding such Registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
Certain prior year data presented in the financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the overall results of operations, financial position, or cash flows of any Registrant.
Goodwill and Other Intangible Assets
Goodwill at March 31, 2020 and December 31, 2019 was as follows:

Goodwill
(in millions)
Southern Company	$5,280
Southern Company Gas:
Gas distribution operations	$4,034
Gas marketing services	981
Southern Company Gas total	$5,015

Goodwill is not amortized but is subject to an annual impairment test in the fourth quarter of the year and on an interim basis as events and changes in circumstances occur, including, but not limited to, a significant change in operating performance, the business climate, legal or regulatory factors, or a planned sale or disposition of a significant portion of the business. The continued COVID-19 pandemic and related responses could continue to disrupt supply chains and capital markets, reduce labor availability and productivity, and reduce economic activity. These effects could have a variety of adverse impacts on Southern Company and its subsidiaries, including the $263 million of goodwill recorded at PowerSecure. If the impact of the COVID-19 pandemic becomes significant to the operating results of PowerSecure and its businesses, a portion of the associated goodwill may become impaired. The ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other intangible assets were as follows:

	At March 31, 2020			At December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Other intangible assets subject to amortization:
Customer relationships	$212	$(121)	$91	$212	$(116)	$96
Trade names	64	(26)	38	64	(25)	39
Storage and transportation contracts	64	(63)	1	64	(62)	2
PPA fair value adjustments	390	(74)	316	390	(69)	321
Other	10	(8)	2	11	(8)	3
Total other intangible assets subject to amortization	$740	$(292)	$448	$741	$(280)	$461
Other intangible assets not subject to amortization:
Federal Communications Commission licenses	75	—	75	75	—	75
Total other intangible assets	$815	$(292)	$523	$816	$(280)	$536

Southern Power
Other intangible assets subject to amortization:
PPA fair value adjustments	$390	$(74)	$316	$390	$(69)	$321

Southern Company Gas
Other intangible assets subject to amortization:
Gas marketing services
Customer relationships	$156	$(108)	$48	$156	$(104)	$52
Trade names	26	(10)	16	26	(10)	16
Wholesale gas services
Storage and transportation contracts	64	(63)	1	64	(62)	2
Total other intangible assets subject to amortization	$246	$(181)	$65	$246	$(176)	$70

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Amortization associated with other intangible assets was as follows:

Three Months Ended
March 31, 2020
(in millions)
Southern Company(a)	$12
Southern Power(b)	$5
Southern Company Gas
Gas marketing services	$4
Wholesale gas services(b)	1
Southern Company Gas total	$5

(a)	Includes $6 million for the three months ended March 31, 2020, recorded as a reduction to operating revenues.

(b)	Recorded as a reduction to operating revenues.
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that total to the amounts shown in the condensed statements of cash flows for the Registrants that had restricted cash at March 31, 2020 and/or December 31, 2019:

	Southern Company			Southern Company Gas
	At March 31, 2020		At December 31, 2019	At March 31, 2020	At December 31, 2019
	(in millions)			(in millions)
Cash and cash equivalents	$2,164		$1,975	$311	$46
Restricted cash(a):
Other accounts and notes receivable	—		3	—	3
Other current assets	3		—	3	—
Total cash, cash equivalents, and restricted cash	$2,168	(b)	$1,978	$314	$49

(a)	Represents restricted cash held by Southern Company Gas as collateral for workers' compensation, life insurance, and long-term disability insurance.

(b)	Total does not add due to rounding.
Natural Gas for Sale
Southern Company Gas, with the exception of Nicor Gas, carries natural gas inventory on a WACOG basis. For any declines in market prices below the WACOG considered to be other than temporary, an adjustment is recorded to reduce the value of natural gas inventories to market value. Southern Company Gas had no material adjustments for any period presented.
Nicor Gas' natural gas inventory is carried at cost on a LIFO basis. Inventory decrements occurring during the year that are restored prior to year end are charged to cost of natural gas at the estimated annual replacement cost. Inventory decrements that are not restored prior to year end are charged to cost of natural gas at the actual LIFO cost of the inventory layers liquidated. Nicor Gas' inventory decrement at March 31, 2020 is expected to be restored prior to year end.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Depreciation and Amortization
See Note 5 to the financial statements under "Depreciation and Amortization – Southern Power" in Item 8 of the Form 10-K for additional information.
Effective January 1, 2020, Southern Power revised the depreciable lives of its natural gas generating facilities from up to 45 years to up to 50 years. This revision resulted in an immaterial decrease in depreciation for the three months ended March 31, 2020 and is expected to result in an immaterial decrease in annual depreciation for 2020.
(B) REGULATORY MATTERS
See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information relating to regulatory matters.
The recovery balances for certain retail regulatory clauses of the traditional electric operating companies and Southern Company Gas at March 31, 2020 and December 31, 2019 were as follows:

Regulatory Clause	Balance Sheet Line Item	March 31, 2020	December 31, 2019
		(in millions)
Alabama Power
Rate CNP Compliance	Other regulatory liabilities, current	$35	$55
	Other regulatory liabilities, deferred	17	7
Rate CNP PPA	Deferred under recovered regulatory clause revenues	37	40
Retail Energy Cost Recovery	Other regulatory liabilities, current	74	32
	Other regulatory liabilities, deferred	22	17
Natural Disaster Reserve	Other regulatory liabilities, current	27	37
	Other regulatory liabilities, deferred	104	113
Georgia Power
Fuel Cost Recovery	Other current liabilities	$6	$—
	Other deferred credits and liabilities	163	73
Mississippi Power
Fuel Cost Recovery	Over recovered regulatory clause liabilities	$25	$23
Ad Valorem Tax	Other regulatory assets	11	47
	Other regulatory assets, deferred	38	—
Property Damage Reserve	Other regulatory liabilities, deferred	53	54
Southern Company Gas
Natural Gas Cost Recovery	Other regulatory liabilities	$84	$74

Alabama Power
Petition for Certificate of Convenience and Necessity
During March 2020, a hearing was held before the Alabama PSC regarding Alabama Power's petition for a certificate of convenience and necessity (CCN) to procure additional capacity, including the Autauga Combined Cycle Acquisition. On April 22, 2020, the FERC approved the Autauga Combined Cycle Acquisition. The Autauga Combined Cycle Acquisition, as well as procurement of the other resources identified in Alabama Power's CCN petition, remain subject to approval by the Alabama PSC. The ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Georgia Power
Deferral of Incremental COVID-19 Costs
On April 7, 2020, in response to the COVID-19 pandemic, the Georgia PSC approved an order directing Georgia Power to continue its previous, voluntary suspension of customer disconnections and to defer the resulting incremental bad debt and other incremental costs as a regulatory asset. Georgia Power and the staff of the Georgia PSC will work collaboratively to establish a methodology for identifying these incremental costs. The period over which such costs will be recovered is expected to be determined in Georgia Power's next base rate case. At March 31, 2020, the incremental costs deferred were immaterial. The ultimate outcome of this matter cannot be determined at this time.
Integrated Resource Plan
On March 5, 2020, the Sierra Club filed a petition for judicial review in the Superior Court of Fulton County to appeal the Georgia PSC's decision in the 2019 ARP allowing Georgia Power to recover compliance costs for CCR AROs. The ultimate outcome of this matter cannot be determined at this time.
Fuel Cost Recovery
On March 9, 2020, Georgia Power filed a request with the Georgia PSC to decrease fuel rates by 16% effective June 1, 2020, which is expected to reduce annual billings by approximately $329 million. Georgia Power expects the Georgia PSC to make a final decision on this matter on May 28, 2020. The ultimate outcome of this matter cannot be determined at this time.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for information on the Amended and Restated Loan Guarantee Agreement, including applicable covenants, events of default, mandatory prepayment events, and conditions to borrowing.
Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4 by the expected in-service dates of November 2021 and November 2022, respectively, is as follows:

(in billions)
Base project capital cost forecast(a)(b)	$8.2
Construction contingency estimate	0.2
Total project capital cost forecast(a)(b)	8.4
Net investment as of March 31, 2020(b)	(6.2)
Remaining estimate to complete(a)	$2.2

(a)	Excludes financing costs expected to be capitalized through AFUDC of approximately $270 million, of which $36 million had been accrued through March 31, 2020.

(b)	Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.1 billion, of which $2.3 billion had been incurred through March 31, 2020.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of commodity installation, system turnovers, and workforce statistics.
During the first quarter 2020, approximately $66 million of the $366 million construction contingency estimate established in the second quarter 2018 was allocated to the base capital cost forecast for cost risks including, among other things, construction productivity, field support, subcontracts, and procurement, as well as the impacts of the April 2020 reduction in workforce described below.
Through March 31, 2020, a total of approximately $206 million of the $366 million construction contingency estimate established in the second quarter 2018 has been allocated to the base capital cost forecast for cost risks including, among other factors, construction productivity, including the April 2020 reduction in workforce described below; craft labor incentives; adding resources for supervision, field support, project management, initial test program, start-up, and operations and engineering support; subcontracts; and procurement. As and when construction contingency is spent, Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery.
In April 2019, Southern Nuclear established aggressive target values for monthly construction production and system turnover activities as part of a strategy to maintain and, where possible, build margin to the regulatory-approved in-service dates of November 2021 for Unit 3 and November 2022 for Unit 4. Through early 2020, the project faced challenges with the April 2019 aggressive strategy targets including, but not limited to, electrical and pipefitting labor productivity and closure rates for work packages, which resulted in a backlog of activities and completion percentages below the April 2019 aggressive strategy targets.
In February 2020, Southern Nuclear updated its cost and schedule forecast, which did not change the total project capital cost forecast and confirmed the expected in-service dates of November 2021 for Unit 3 and November 2022 for Unit 4. This update included initiatives to improve productivity while refining and extending system turnover plans and certain near-term milestone dates. Other milestone dates did not change. Achievement of the aggressive site work plan relies on meeting increased monthly production and activity target values during 2020. Through March 2020, Unit 3 mechanical, electrical, and subcontract activities started to build a backlog; however, overall production was generally consistent with the updated aggressive site work plan.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site, including worker distancing measures, isolating individuals who have tested positive for COVID-19, are showing symptoms consistent with COVID-19, are being tested for COVID-19, or have been in close contact with such persons, requiring self-quarantine, and adopting additional precautionary measures. Multiple members of the workforce have tested positive for COVID-19. The COVID-19 pandemic has impacted productivity levels and pace of activity completion.
On April 15, 2020, Georgia Power, acting for itself and as agent for the other Vogtle Owners, announced a reduction in workforce at Plant Vogtle Units 3 and 4 expected to total approximately 20% of the existing workforce. This reduction in workforce was a mitigation action intended to address the impact of the COVID-19 pandemic on the Plant Vogtle Units 3 and 4 workforce and construction site, including ongoing challenges with labor productivity that have been exacerbated by the impact of the COVID-19 pandemic. It is expected to provide operational efficiencies by increasing productivity of the remaining workforce and reducing workforce fatigue and absenteeism. It is also expected to allow for increased social distancing by the workforce and facilitate compliance with the latest recommendations from the Centers for Disease Control and Prevention.
To meet the 2020 targets in the aggressive site work plan for both Unit 3 and Unit 4, construction productivity, including subcontractors, must improve and be sustained above historical average levels. In addition, appropriate levels of craft laborers, particularly electrical and pipefitter craft labor, must be maintained. The workforce levels resulting from the April 2020 reduction are expected to last at least through the summer as Georgia Power continues to monitor the impacts of the COVID-19 pandemic on the construction site. Georgia Power's proportionate share of the estimated incremental cost of this mitigation action, which is currently estimated to total approximately $20 million and is included in the first quarter 2020 contingency allocation, assumes absenteeism rates normalize and the intended productivity efficiencies are realized in the coming months. Based on these assumptions, while this mitigation action has extended and may further extend certain milestone dates in the updated aggressive site work plan, Georgia Power does not expect it to affect either the total project capital cost forecast or the ability to achieve the regulatory-approved in-service dates of November 2021 and November 2022 for Plant Vogtle Units 3 and 4, respectively. Southern Nuclear and Georgia Power continue to believe that pursuit of an aggressive site work plan is an appropriate strategy to achieve completion of the units by their regulatory-approved in-service dates.
As construction, including subcontract work, continues and testing and system turnover activities increase, challenges with management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity, particularly in the installation of electrical and mechanical commodities, ability to attract and retain craft labor, and/or related cost escalation; procurement, fabrication, delivery, assembly, installation, system turnover, and the initial testing and start-up, including any required engineering changes or any remediation related thereto, of plant systems, structures, or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale), any of which may require additional labor and/or materials; regional transmission upgrades; or other issues could arise and change the projected schedule and estimated cost.
In addition, the continuing effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Plant Vogtle Units 3 and 4. The ultimate impact of the COVID-19 pandemic on the construction schedule and budget for Plant Vogtle Units 3 and 4 cannot be determined at this time.
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the NRC. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the ITAAC documentation for each unit and the related reviews and approvals by the NRC necessary to support NRC authorization to load fuel, may arise, which may result in additional license amendments or require other resolution. As part of the aggressive site work plan, in January 2020,

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Southern Nuclear notified the NRC of its intent to load fuel in 2020. On April 20, 2020, Nuclear Watch South filed a request for hearing and contention with the NRC that challenges the closure of certain ITAAC. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.
The ultimate outcome of these matters cannot be determined at this time. However, any extension of the regulatory-approved project schedule is currently estimated to result in additional base capital costs of approximately $50 million per month, based on Georgia Power's ownership interests, and AFUDC of approximately $10 million per month. While Georgia Power is not precluded from seeking recovery of any future capital cost forecast increase, management will ultimately determine whether or not to seek recovery. Any further changes to the capital cost forecast that are not expected to be recoverable through regulated rates will be required to be charged to income and such charges could be material.
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
Amendments to the Vogtle Joint Ownership Agreements
In connection with the vote to continue construction, Georgia Power entered into (i) a binding term sheet (Vogtle Owner Term Sheet) with the other Vogtle Owners and MEAG Power's wholly-owned subsidiaries MEAG Power SPVJ, LLC (MEAG SPVJ), MEAG Power SPVM, LLC (MEAG SPVM), and MEAG Power SPVP, LLC (MEAG SPVP) to take certain actions which partially mitigate potential financial exposure for the other Vogtle Owners, including additional amendments to the Vogtle Joint Ownership Agreements and the purchase of PTCs from the other Vogtle Owners at pre-established prices, and (ii) a term sheet (MEAG Term Sheet) with MEAG Power and MEAG SPVJ to provide up to $300 million of funding with respect to MEAG SPVJ's ownership interest in Plant Vogtle Units 3 and 4 under certain circumstances. In January 2019, Georgia Power, MEAG Power, and MEAG SPVJ entered into an agreement to implement the provisions of the MEAG Term Sheet. In February 2019, Georgia Power, the other Vogtle Owners, and MEAG Power's wholly-owned subsidiaries MEAG SPVJ, MEAG SPVM, and MEAG SPVP entered into certain amendments to the Vogtle Joint Ownership Agreements to implement the provisions of the Vogtle Owner Term Sheet (Global Amendments).
As previously disclosed, pursuant to the Global Amendments: (i) each Vogtle Owner must pay its proportionate share of qualifying construction costs for Plant Vogtle Units 3 and 4 based on its ownership percentage up to the estimated cost at completion (EAC) for Plant Vogtle Units 3 and 4 which formed the basis of Georgia Power's forecast of $8.4 billion in the nineteenth VCM plus $800 million; (ii) Georgia Power will be responsible for 55.7% of actual qualifying construction costs between $800 million and $1.6 billion over the EAC in the nineteenth VCM (resulting in $80 million of potential additional costs to Georgia Power), with the remaining Vogtle Owners responsible for 44.3% of such costs pro rata in accordance with their respective ownership interests; and (iii) Georgia Power will be responsible for 65.7% of qualifying construction costs between $1.6 billion and $2.1 billion

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

over the EAC in the nineteenth VCM (resulting in a further $100 million of potential additional costs to Georgia Power), with the remaining Vogtle Owners responsible for 34.3% of such costs pro rata in accordance with their respective ownership interests.  If the EAC is revised and exceeds the EAC in the nineteenth VCM by more than $2.1 billion, each of the other Vogtle Owners will have a one-time option at the time the project budget forecast is so revised to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power's agreement to pay 100% of such Vogtle Owner's remaining share of total construction costs in excess of the EAC in the nineteenth VCM plus $2.1 billion.
In addition, pursuant to the Global Amendments, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction if certain adverse events occur, including, among other events: (i) the bankruptcy of Toshiba; (ii) the termination or rejection in bankruptcy of certain agreements, including the Vogtle Services Agreement, the Bechtel Agreement, or the agency agreement with Southern Nuclear; (iii) Georgia Power's public announcement of its intention not to submit for rate recovery any portion of its investment in Plant Vogtle Units 3 and 4 or the Georgia PSC determines that any of Georgia Power's costs relating to the construction of Plant Vogtle Units 3 and 4 will not be recovered in retail rates, excluding any additional amounts paid by Georgia Power on behalf of the other Vogtle Owners pursuant to the Global Amendments described above and the first 6% of costs during any six-month VCM reporting period that are disallowed by the Georgia PSC for recovery, or for which Georgia Power elects not to seek cost recovery, through retail rates; and (iv) an incremental extension of one year or more over the most recently approved schedule.
The ultimate outcome of these matters cannot be determined at this time.
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. At March 31, 2020, Georgia Power had recovered approximately $2.3 billion of financing costs. Financing costs related to capital costs above $4.418 billion are being recognized through AFUDC and are expected to be recovered through retail rates over the life of Plant Vogtle Units 3 and 4; however, Georgia Power will not record AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery. In December 2019, the Georgia PSC approved Georgia Power's request to decrease the NCCR tariff by $62 million annually, effective January 1, 2020.
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
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) Georgia Power's seventeenth VCM report and modified the Vogtle Cost Settlement Agreement. The Vogtle Cost Settlement Agreement, as modified by the January 11, 2018 order, resolved the following regulatory matters related to Plant Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the amounts paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and related customer

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and deemed reasonable Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap and that prudence decisions on cost recovery will be made at a later date, consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC in the 2013 ARP) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that upon Unit 3 reaching commercial operation, retail base rates would be adjusted to include carrying costs on those capital costs deemed prudent in the Vogtle Cost Settlement Agreement. The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective Unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $75 million in 2019 and are estimated to have negative earnings impacts of approximately $145 million, $255 million, and $200 million in 2020, 2021, and 2022, respectively. In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
In February 2018, Georgia Interfaith Power & Light, Inc. (GIPL) and Partnership for Southern Equity, Inc. (PSE) filed a petition appealing the Georgia PSC's January 11, 2018 order with the Fulton County Superior Court. In March 2018, Georgia Watch filed a similar appeal to the Fulton County Superior Court for judicial review of the Georgia PSC's decision and denial of Georgia Watch's motion for reconsideration. In December 2018, the Fulton County Superior Court granted Georgia Power's motion to dismiss the two appeals. In January 2019, GIPL, PSE, and Georgia Watch filed an appeal of this decision with the Georgia Court of Appeals. In October 2019, the Georgia Court of Appeals issued an opinion affirming the Fulton County Superior Court's ruling that the Georgia PSC's January 11, 2018 order was not a final, appealable decision. In addition, the Georgia Court of Appeals remanded the case to the Fulton County Superior Court to clarify its ruling as to whether the petitioners showed that review of the Georgia PSC's final order would not provide them an adequate remedy. On April 21, 2020, the Fulton County Superior Court entered an appealable order granting Georgia Power's motion to dismiss the two appeals. Georgia Power believes the petitions have no merit; however, an adverse outcome in the litigation combined with subsequent adverse action by the Georgia PSC could have a material impact on Southern Company's and Georgia Power's results of operations, financial condition, and liquidity.
The Georgia PSC has approved 21 VCM reports covering the periods through June 30, 2019, including total construction capital costs incurred through that date of $6.7 billion (before $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds). On February 19, 2020, Georgia Power filed its twenty-second VCM report with the Georgia PSC covering the period from July 1, 2019 through December 31, 2019, requesting approval of $674 million of construction capital costs incurred during that period.
The ultimate outcome of these matters cannot be determined at this time.
Mississippi Power
2019 Base Rate Case
On March 17, 2020, the Mississippi PSC approved a settlement agreement between Mississippi Power and the Mississippi Public Utilities Staff related to Mississippi Power's base rate case filed in November 2019 (Mississippi Power Rate Case Settlement Agreement).

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Under the terms of the Mississippi Power Rate Case Settlement Agreement, annual retail rates decreased approximately $16.7 million, or 1.85%, effective for the first billing cycle of April 2020, based on a test year period of January 1, 2020 through December 31, 2020, a 53% average equity ratio, an allowed maximum actual equity ratio of 55% by the end of 2020, and a 7.57% return on investment.
Additionally, the approved Mississippi Power Rate Case Settlement Agreement: (i) established common amortization periods of four years for regulatory assets and three years for regulatory liabilities included in the approved revenue requirement, including those related to unprotected deferred income taxes; (ii) established new depreciation rates reflecting an annual increase in depreciation of approximately $10 million; and (iii) excluded certain compensation costs totaling approximately $3.9 million. It also eliminated separate rates for costs associated with Plant Ratcliffe and energy efficiency initiatives and includes such costs in the PEP, ECO Plan, and ad valorem tax adjustment factor, as applicable. In accordance with the previous order of the Mississippi PSC suspending the operation of PEP and the ECO Plan for 2018 through 2020, Mississippi Power plans to resume PEP proceedings and ECO Plan filings for 2021.
Performance Evaluation Plan
Under the Mississippi Power Rate Case Settlement Agreement, Mississippi Power is required to file with the Mississippi PSC PEP compliance rate clauses to incorporate Mississippi Power's and the Mississippi Public Utilities Staff's recommended revisions to PEP by May 18, 2020. These revisions include, but are not limited to, changing the filing date for the annual PEP rate filing from November of the immediately preceding year to March of the current year, utilizing a historic test year adjusted for "known and measurable" changes, using discounted cash flow and regression formulas to determine base return on equity, and moving all embedded ad valorem property taxes currently collected in PEP to the ad valorem tax adjustment clause. These revisions are subject to the approval of the Mississippi PSC. The ultimate outcome of this matter cannot be determined at this time.
Deferral of Incremental COVID-19 Costs
On April 14, 2020, in order to mitigate the economic impact of the COVID-19 pandemic on customers, the Mississippi PSC approved an order directing Mississippi Power to continue its previous, voluntary suspension of customer disconnections and to defer as a regulatory asset all necessary and reasonable incremental costs or expenses to plan, prepare, stage, or react to protect and keep safe its employees and customers, and to reliably operate its utility system during the COVID-19 pandemic. The period over which such costs will be recovered is expected to be determined in Mississippi Power's next PEP filing. At March 31, 2020, the incremental costs deferred were immaterial. The ultimate outcome of this matter cannot be determined at this time.
Municipal and Rural Associations Tariff
On April 27, 2020, Mississippi Power filed a request with the FERC for an increase in wholesale base revenues under the MRA tariff as agreed upon in a settlement agreement reached with its wholesale customers. The MRA settlement agreement provides that base rates will increase $2 million annually, effective May 1, 2020. Mississippi Power expects the FERC to rule on the request in the second quarter 2020. The ultimate outcome of this matter cannot be determined at this time.
Southern Company Gas
Rate Proceedings
On February 3, 2020, Virginia Natural Gas filed a notice of intent with the Virginia Commission as required prior to the filing of a base rate case. Virginia Natural Gas planned to file its rate case in April 2020 but, as a result of the COVID-19 pandemic, now expects to file in June 2020. The ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
Southern Company
In January 2017, a securities class action complaint was filed against Southern Company, certain of its officers, and certain former Mississippi Power officers in the U.S. District Court for the Northern District of Georgia by Monroe County Employees' Retirement System on behalf of all persons who purchased shares of Southern Company's common stock between April 25, 2012 and October 29, 2013. The complaint alleges that Southern Company, certain of its officers, and certain former Mississippi Power officers made materially false and misleading statements regarding the Kemper County energy facility in violation of certain provisions under the Securities Exchange Act of 1934, as amended. The complaint seeks, among other things, compensatory damages and litigation costs and attorneys' fees. In 2017, the plaintiffs filed an amended complaint that provided additional detail about their claims, increased the purported class period by one day, and added certain other former Mississippi Power officers as defendants. Also in 2017, the defendants filed a motion to dismiss the plaintiffs' amended complaint with prejudice, to which the plaintiffs filed an opposition. In 2018, the court issued an order dismissing certain claims against certain officers of Southern Company and Mississippi Power and dismissing the allegations related to a number of the statements that plaintiffs challenged as being false or misleading. In 2018, the court denied the defendants' motion for reconsideration and also denied a motion to certify the issue for interlocutory appeal. In the third quarter 2019, the court certified the plaintiffs' proposed class and the defendants filed a petition for interlocutory appeal of the class certification order with the U.S. Court of Appeals for the Eleventh Circuit. In December 2019, the U.S. District Court for the Northern District of Georgia entered an order staying all deadlines in the case pending mediation. The stay automatically expired on March 31, 2020; however, in light of the COVID-19 pandemic, the U.S. District Court for the Northern District of Georgia vacated all existing discovery deadlines until at least June 15, 2020.
In February 2017, Jean Vineyard and Judy Mesirov each filed a shareholder derivative lawsuit in the U.S. District Court for the Northern District of Georgia. Each of these lawsuits names as defendants Southern Company, certain of its directors, certain of its officers, and certain former Mississippi Power officers. In 2017, these two shareholder derivative lawsuits were consolidated in the U.S. District Court for the Northern District of Georgia. The complaints allege that the defendants caused Southern Company to make false or misleading statements regarding the Kemper County energy facility cost and schedule. Further, the complaints allege that the defendants were unjustly enriched and caused the waste of corporate assets and also allege that the individual defendants violated their fiduciary duties. Each plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and, on each plaintiff's own behalf, attorneys' fees and costs in bringing the lawsuit. Each plaintiff also seeks certain changes to Southern Company's corporate governance and internal processes. In 2018, the court entered an order staying this lawsuit until 30 days after the resolution of any dispositive motions or any settlement, whichever is earlier, in the securities class action.
In May 2017, Helen E. Piper Survivor's Trust filed a shareholder derivative lawsuit in the Superior Court of Gwinnett County, Georgia that names as defendants Southern Company, certain of its directors, certain of its

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

officers, and certain former Mississippi Power officers. The complaint alleges that the individual defendants, among other things, breached their fiduciary duties in connection with schedule delays and cost overruns associated with the construction of the Kemper County energy facility. The complaint further alleges that the individual defendants authorized or failed to correct false and misleading statements regarding the Kemper County energy facility schedule and cost and failed to implement necessary internal controls to prevent harm to Southern Company. The plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and disgorgement of profits and, on its behalf, attorneys' fees and costs in bringing the lawsuit. The plaintiff also seeks certain unspecified changes to Southern Company's corporate governance and internal processes. In 2018, the court entered an order staying this lawsuit until 30 days after the resolution of any dispositive motions or any settlement, whichever is earlier, in the securities class action. In August 2019, the court granted a motion filed by the plaintiff in July 2019 to substitute a new named plaintiff, Martin J. Kobuck, in place of Helen E. Piper Survivor's Trust.
Georgia Power
In 2011, plaintiffs filed a putative class action against Georgia Power in the Superior Court of Fulton County, Georgia alleging that Georgia Power's collection in rates of amounts for municipal franchise fees (which fees are paid to municipalities) exceeded the amounts allowed in orders of the Georgia PSC and alleging certain state tort law claims. In 2016, the Georgia Court of Appeals reversed the trial court's previous dismissal of the case and remanded the case to the trial court. Georgia Power filed a petition for writ of certiorari with the Georgia Supreme Court, which was granted in 2017. In 2018, the Georgia Supreme Court affirmed the judgment of the Georgia Court of Appeals and remanded the case to the trial court for further proceedings. Following a motion by Georgia Power, in February 2019, the Superior Court of Fulton County ordered the parties to submit petitions to the Georgia PSC for a declaratory ruling to address certain terms the court previously held were ambiguous as used in the Georgia PSC's orders. The order entered by the Superior Court of Fulton County also conditionally certified the proposed class. In March 2019, Georgia Power and the plaintiffs filed petitions with the Georgia PSC seeking confirmation of the proper application of the municipal franchise fee schedule pursuant to the Georgia PSC's orders. In October 2019, the Georgia PSC issued an order that found and concluded that Georgia Power has appropriately implemented the municipal franchise fee schedule. On March 11, 2020, the Georgia Court of Appeals vacated the Superior Court of Fulton County's February 2019 order granting conditional class certification. The Court of Appeals remanded the case to the Superior Court of Fulton County for the entry of a detailed order addressing each class certification factor. The amount of any possible losses cannot be calculated at this time because, among other factors, it is unknown whether a class will be certified, the ultimate composition of any class, and whether any losses would be subject to recovery from any municipalities.
Mississippi Power
In May 2018, Southern Company and Mississippi Power received a notice of dispute and arbitration demand filed by Martin Product Sales, LLC (Martin) based on two agreements, both related to Kemper IGCC byproducts for which Mississippi Power provided termination notices in 2017. Martin alleges breach of contract, breach of good faith and fair dealing, fraud and misrepresentation, and civil conspiracy and makes a claim for damages in the amount of approximately $143 million, as well as additional unspecified damages, attorney's fees, costs, and interest. A portion of the claim for damages was on behalf of Martin Transport, Inc. (Martin Transport), an affiliate of Martin. In May 2019, the arbitration panel denied Mississippi Power's and Southern Company's motions to dismiss. In September 2019, Martin Transport filed a separate complaint against Mississippi Power in the Circuit Court of Kemper County, Mississippi alleging claims of fraud, negligent misrepresentation, promissory estoppel, and equitable estoppel, each arising out of the same alleged facts and circumstances that underlie Martin's arbitration demand. Martin Transport seeks compensatory damages of $5 million and punitive damages of $50 million. In November 2019, Martin Transport's claim was combined with the Martin arbitration case and the separate court case was dismissed. In December 2019, Southern Company and Mississippi Power each filed motions for summary judgment on all claims. On February 17, 2020, the arbitration panel granted Southern Company's motion and dismissed Southern Company from the arbitration. On March 12, 2020, the arbitration panel

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

denied Mississippi Power's motions for summary judgment. An adverse outcome in this proceeding could have a material impact on Southern Company's and Mississippi Power's financial statements.
In November 2018, Ray C. Turnage and 10 other individual plaintiffs filed a putative class action complaint against Mississippi Power and three members of the Mississippi PSC in the U.S. District Court for the Southern District of Mississippi. Mississippi Power received Mississippi PSC approval in 2013 to charge a mirror CWIP rate premised upon including in its rate base pre-construction and construction costs for the Kemper IGCC prior to placing the Kemper IGCC into service. The Mississippi Supreme Court reversed that approval and ordered Mississippi Power to refund the amounts paid by customers under the previously-approved mirror CWIP rate. The plaintiffs allege that the initial approval process, and the amount approved, were improper. They also allege that Mississippi Power underpaid customers by up to $23.5 million in the refund process by applying an incorrect interest rate. The plaintiffs seek to recover, on behalf of themselves and their putative class, actual damages, punitive damages, pre-judgment interest, post-judgment interest, attorney's fees, and costs. In response to Mississippi Power and the Mississippi PSC each filing a motion to dismiss, the plaintiffs filed an amended complaint in March 2019. The amended complaint included four additional plaintiffs and additional claims for gross negligence, reckless conduct, and intentional wrongdoing. Mississippi Power and the Mississippi PSC have each filed a motion to dismiss the amended complaint. On March 27, 2020, the Mississippi PSC's motion to dismiss was granted. Also on March 27, 2020, the plaintiffs filed a motion seeking to name the new members of the Mississippi PSC, the Mississippi Development Authority, and Southern Company as additional defendants and add a cause of action against all defendants under a cause of action based on a dormant commerce clause theory under the U.S. Constitution. On April 9, 2020 and April 10, 2020, Mississippi Power and the Mississippi PSC, respectively, filed responses opposing the motion for leave to file a second amended complaint. Mississippi Power's motion to dismiss the first amended complaint filed in 2019 remains pending before the court. An adverse outcome in this proceeding could have a material impact on Mississippi Power's financial statements.
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
Georgia Power's environmental remediation liability was $15 million at both March 31, 2020 and December 31, 2019. Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected.
In December 2019, Mississippi Power entered into an agreement with the Mississippi Commission on Environmental Quality related to groundwater conditions arising from the closed ash pond at Plant Watson. Mississippi Power will complete an assessment and remediation consistent with the requirements of the agreement and the CCR Rule. Potential remediation activities and related cost estimates are pending the result of further site assessment and cannot be determined at this time. Mississippi Power expects to recover the retail portion of remedial costs through the ECO Plan and the wholesale portion through MRA rates.
Southern Company Gas' environmental remediation liability was $262 million and $269 million as of March 31, 2020 and December 31, 2019, respectively, based on the estimated cost of environmental investigation and remediation associated with known current and former manufactured gas plant operating sites. These environmental

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

remediation expenditures are generally recoverable from customers through rate mechanisms approved by the applicable state regulatory agencies of the natural gas distribution utilities.
The ultimate outcome of these matters cannot be determined at this time; however, as a result of the regulatory treatment for environmental remediation expenses described above, the final disposition of these matters is not expected to have a material impact on the financial statements of the applicable Registrants.
Other Matters
Mississippi Power
Kemper County Energy Facility
See Note 2 to the financial statements under "Mississippi Power – Kemper County Energy Facility" in Item 8 of the Form 10-K for additional information.
As the mining permit holder, Liberty Fuels Company, LLC has a legal obligation to perform mine reclamation and Mississippi Power has a contractual obligation to fund all reclamation activities related to the lignite mine and equipment and mineral reserves located around the Kemper County energy facility site. As a result of the abandonment of the Kemper IGCC, final mine reclamation began in 2018 and is expected to be substantially completed in 2020, with monitoring expected to continue through 2027. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.
Dismantlement of the abandoned gasifier-related assets and site restoration activities are expected to be completed in 2024. The additional pre-tax period costs associated with dismantlement and site restoration activities, including related costs for compliance and safety, ARO accretion, and property taxes, are estimated to total $17 million for the remainder of 2020, $15 million to $17 million annually in 2021 through 2023, and $5 million in 2024. In addition, closure costs for the mine and gasifier-related assets, currently estimated at up to $10 million pre-tax (excluding dismantlement costs, net of salvage), may be incurred during the remainder of 2020.
In 2018, Mississippi Power filed with the DOE its request for property closeout certification under the contract related to the $387 million of grants received for the Kemper County energy facility. Mississippi Power expects to close out the DOE contract in 2020. In connection with the DOE closeout discussions, in April 2019, the Civil Division of the Department of Justice informed Southern Company and Mississippi Power of an investigation related to the Kemper County energy facility. The ultimate outcome of this matter cannot be determined at this time; however, it could have a material impact on Southern Company's and Mississippi Power's financial statements.
Plant Daniel
In conjunction with Southern Company's sale of Gulf Power, Mississippi Power and Gulf Power agreed to seek a restructuring of their 50% undivided ownership interests in Plant Daniel such that each of them would, after the restructuring, own 100% of a generating unit. On April 24, 2020, Mississippi Power and Gulf Power amended the terms of the agreement to extend the deadline from May 1, 2020 to August 1, 2020 for Mississippi Power to notify Gulf Power of which generating unit it has selected for 100% ownership. The impacts of operating the units on an individual basis continue to be evaluated by Mississippi Power and any transfer of ownership would be subject to approval by the FERC and the Mississippi PSC. The ultimate outcome of this matter cannot be determined at this time.
Southern Company Gas
See Notes 3 and 7 to the financial statements in Item 8 of the Form 10-K under "Other Matters – Southern Company Gas" and "Southern Company Gas," respectively, and Note (E) under "Southern Company Gas" for additional information.
On March 24, 2020, Southern Company Gas completed the sale of its interest in Atlantic Coast Pipeline. See Note (K) under "Southern Company Gas" for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

On February 20, 2020, the FERC approved a two-year extension for PennEast Pipeline to complete the project by January 19, 2022. Expected project costs related to the PennEast Pipeline for Southern Company Gas total approximately $300 million, excluding financing costs.
The ultimate outcome of the PennEast construction project cannot be determined at this time; however, any work delays, whether caused by judicial or regulatory action, abnormal weather, or other conditions, may result in additional cost or schedule modifications or, ultimately, in project cancellation, any of which could result in impairment of Southern Company Gas' investment and could have a significant impact on Southern Company's financial statements and a material impact on Southern Company Gas' financial statements.
(D) REVENUE FROM CONTRACTS WITH CUSTOMERS AND LEASE INCOME
Revenue from Contracts with Customers
The Registrants generate revenues from a variety of sources, some of which are not accounted for as revenue from contracts with customers, such as leases, derivatives, and certain cost recovery mechanisms. See Note 1 to the financial statements under "Revenues" in Item 8 of the Form 10-K for additional information on the revenue policies of the Registrants. See "Lease Income" herein and Note (J) for additional information on revenue accounted for under lease and derivative accounting guidance, respectively.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables disaggregate revenue from contracts with customers for the three months ended March 31, 2020 and 2019:

Three Months Ended March 31, 2020	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Operating revenues
Retail electric revenues
Residential	$1,370	$553	$760	$57	$—	$—
Commercial	1,146	364	720	62	—	—
Industrial	680	321	281	78	—	—
Other	23	5	16	2	—	—
Total retail electric revenues	3,219	1,243	1,777	199	—	—
Natural gas distribution revenues
Residential	496	—	—	—	—	496
Commercial	130	—	—	—	—	130
Transportation	264	—	—	—	—	264
Industrial	12	—	—	—	—	12
Other	97	—	—	—	—	97
Total natural gas distribution revenues	999	—	—	—	—	999
Wholesale electric revenues
PPA energy revenues	159	27	9	2	125	—
PPA capacity revenues	105	27	12	1	66	—
Non-PPA revenues	51	19	2	69	58	—
Total wholesale electric revenues	315	73	23	72	249	—
Other natural gas revenues
Wholesale gas services	396	—	—	—	—	396
Gas marketing services	163	—	—	—	—	163
Other natural gas revenues	7	—	—	—	—	7
Total natural gas revenues	566	—	—	—	—	566
Other revenues	192	37	95	5	3	—
Total revenue from contracts with customers	5,291	1,353	1,895	276	252	1,565
Other revenue sources(a)	868	(2)	(70)	1	123	825
Other adjustments(b)	(1,141)	—	—	—	—	(1,141)
Total operating revenues	$5,018	$1,351	$1,825	$277	$375	$1,249

(a)
Other revenue sources primarily relate to revenues from customers accounted for as derivatives and leases, as well as alternative revenue programs at Southern Company Gas and other cost recovery mechanisms at the traditional electric operating companies.

(b)
Other adjustments relate to the cost of Southern Company Gas' energy and risk management activities. Wholesale gas services revenues are presented net of the related costs of those activities on the statement of income. See Note (L) under "Southern Company Gas" for additional information on the components of wholesale gas services' operating revenues.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Three Months Ended March 31, 2019	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Operating revenues
Retail electric revenues
Residential	$1,327	$559	$708	$60	$—	$—
Commercial	1,125	368	692	65	—	—
Industrial	708	338	296	74	—	—
Other	21	6	11	4	—	—
Total retail electric revenues	3,181	1,271	1,707	203	—	—
Natural gas distribution revenues
Residential	601	—	—	—	—	601
Commercial	170	—	—	—	—	170
Transportation	256	—	—	—	—	256
Industrial	17	—	—	—	—	17
Other	116	—	—	—	—	116
Total natural gas distribution revenues	1,160	—	—	—	—	1,160
Wholesale electric revenues
PPA energy revenues	190	31	12	3	151	—
PPA capacity revenues	107	27	13	1	81	—
Non-PPA revenues	55	60	2	74	41	—
Total wholesale electric revenues	352	118	27	78	273	—
Other natural gas revenues
Wholesale gas services	721	—	—	—	—	721
Gas marketing services	221	—	—	—	—	221
Other natural gas revenues	10	—	—	—	—	10
Total natural gas revenues	952	—	—	—	—	952
Other revenues	266	46	92	5	4	—
Total revenue from contracts with customers	5,911	1,435	1,826	286	277	2,112
Other revenue sources(a)	1,361	(27)	7	1	166	1,222
Other adjustments(b)	(1,860)	—	—	—	—	(1,860)
Total operating revenues	$5,412	$1,408	$1,833	$287	$443	$1,474

(a)
Other revenue sources primarily relate to revenues from customers accounted for as derivatives and leases, as well as alternative revenue programs at Southern Company Gas and other cost recovery mechanisms at the traditional electric operating companies.

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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers at March 31, 2020 and December 31, 2019:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Accounts Receivables
As of March 31, 2020	$2,224	$518	$697	$70	$86	$696
As of December 31, 2019	2,413	586	688	79	97	749
Contract Assets
As of March 31, 2020	$100	$—	$53	$3	$—	$—
As of December 31, 2019	117	—	69	—	—	—
Contract Liabilities
As of March 31, 2020	$49	$7	$11	$—	$1	$1
As of December 31, 2019	52	10	13	—	1	1
As of March 31, 2020 and December 31, 2019, Georgia Power had contract assets primarily related to unregulated service agreements, where payment is contingent on project completion, and fixed retail customer bill programs, where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over the one-year contract term. Alabama Power had contract liabilities for outstanding performance obligations primarily related to extended service agreements. Contract liabilities for Georgia Power and Southern Power relate to cash collections recognized in advance of revenue for certain unregulated service agreements and certain levelized PPAs, respectively. Southern Company's unregulated distributed generation business had $36 million and $40 million of contract assets and $29 million and $28 million of contract liabilities at March 31, 2020 and December 31, 2019, respectively, for outstanding performance obligations.
Revenues recognized in the three months ended March 31, 2020, which were included in contract liabilities at December 31, 2019, were immaterial for the applicable Registrants.
Remaining Performance Obligations
The traditional electric operating companies and Southern Power have long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. These contracts primarily relate to PPAs whereby the traditional electric operating companies and Southern Power provide electricity and generation capacity to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related to certain fixed price contracts. Revenue from contracts with customers related to these performance obligations remaining at March 31, 2020 are expected to be recognized as follows:

	2020 (remaining)	2021	2022	2023	2024	2025 and Thereafter
	(in millions)
Southern Company	$367	$416	$354	$334	$314	$2,164
Alabama Power	23	33	31	24	7	5
Georgia Power	52	66	36	34	23	61
Southern Power	224	285	287	277	285	2,116

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Revenue expected to be recognized for performance obligations remaining at March 31, 2020 was immaterial for Mississippi Power.
Lease Income
Lease income for the three months ended March 31, 2020 and 2019 is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
For the Three Months Ended March 31, 2020
Lease income - interest income on sales-type leases	$3	$—	$—	$3	$—	$—
Lease income - operating leases	51	6	16	—	24	9
Variable lease income	74	—	—	—	80	—
Total lease income	$128	$6	$16	$3	$104	$9

For the Three Months Ended March 31, 2019
Lease income - interest income on sales-type leases	$2	$—	$—	$2	$—	$—
Lease income - operating leases	71	7	19	—	46	9
Variable lease income	66	—	—	—	75	—
Total lease income	$139	$7	$19	$2	$121	$9

Lease income for Southern Power is included in wholesale revenues. Lease payments received under tolling arrangements and PPAs consist of either scheduled payments or variable payments based on the amount of energy produced by the underlying electric generating units.
(E) CONSOLIDATED ENTITIES AND EQUITY METHOD INVESTMENTS
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
SP Solar and SP Wind
At March 31, 2020 and December 31, 2019, SP Solar had total assets of $6.3 billion and $6.4 billion, respectively, and total liabilities of $382 million and $381 million, respectively. Noncontrolling interests totaled $1.1 billion at both March 31, 2020 and December 31, 2019. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to Global Atlantic in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
At March 31, 2020 and December 31, 2019, SP Wind had total assets of $2.5 billion and total liabilities of $123 million and $128 million, respectively. Noncontrolling interests totaled $45 million at both March 31, 2020 and December 31, 2019. Under the terms of the limited liability agreement, distributions without Class A member consent are limited to available cash and SP Wind is obligated to distribute all such available cash to its members

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves. Cash distributions from SP Wind are generally allocated 60% to Southern Power and 40% to the three financial investors in accordance with the limited liability agreement.
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
Other Variable Interest Entities
Southern Power has other consolidated VIEs that relate to certain subsidiaries that have either sold noncontrolling interests to tax-equity investors or acquired less than a 100% interest from facility developers. These entities are considered VIEs because the arrangements are structured similar to a limited partnership and the noncontrolling members do not have substantive kick-out rights.
At March 31, 2020 and December 31, 2019, the other VIEs had total assets of $1.1 billion, total liabilities of $109 million and $104 million, respectively, and noncontrolling interests of $396 million and $409 million, respectively. Under the terms of the partnership agreements, distributions of all available cash are required each month or quarter and additional distributions require partner consent.
Equity Method Investments
At March 31, 2020 and December 31, 2019, Southern Power had equity method investments in several wind and battery storage projects totaling $45 million and $28 million, respectively.
Southern Company Gas
Equity Method Investments
On March 24, 2020, Southern Company Gas completed the sale of its interests in Pivotal LNG and Atlantic Coast Pipeline. See Note (K) under "Southern Company Gas" for additional information.
The carrying amounts of Southern Company Gas' equity method investments as of March 31, 2020 and December 31, 2019 and related income from those investments for the three-month periods ended March 31, 2020 and 2019 were as follows:

Investment Balance	March 31, 2020	December 31, 2019(a)
	(in millions)
SNG(b)	$1,216	$1,137
PennEast Pipeline(c)	85	82
Other	32	32
Total	$1,333	$1,251

(a)
Excludes investments in Atlantic Coast Pipeline and Pivotal JAX LNG classified as held for sale at December 31, 2019. See Note 15 to the financial statements under "Assets Held for Sale" in Item 8 of the Form 10-K for additional information.

(b)	Increase primarily relates to a capital contribution, partially offset by the continued amortization of deferred tax assets established upon acquisition.

(c)	See Note (C) under "Other Matters – Southern Company Gas" for additional information on the PennEast Pipeline.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Earnings from Equity Method Investments	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(in millions)
SNG	$37	$42
Atlantic Coast Pipeline(*)	3	3
PennEast Pipeline(*)	2	2
Other	1	1
Total	$43	$48

(*)	Amounts primarily result from AFUDC equity recorded by the project entity.
SNG
Selected financial information of SNG for the three months ended March 31, 2020 and 2019 is as follows:

Income Statement Information	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(in millions)
Revenues	$158	$166
Operating income	98	106
Net income	75	84

(F) FINANCING
Bank Credit Arrangements
See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

At March 31, 2020, committed credit arrangements with banks were as follows:

	Expires
Company	2020	2022	2023	2024	Total	Unused	Due within One Year
	(in millions)
Southern Company parent	$—	$—	$—	$2,000	$2,000	$1,999	$—
Alabama Power	3	525	—	800	1,328	1,328	3
Georgia Power	—	—	—	1,750	1,750	1,733	—
Mississippi Power	—	150	125	—	275	210	—
Southern Power(a)	—	—	—	600	600	591	—
Southern Company Gas(b)	—	—	—	1,750	1,750	1,745	—
SEGCO	30	—	—	—	30	30	30
Southern Company	$33	$675	$125	$6,900	$7,733	$7,636	$33

(a)
Does not include Southern Power Company's $120 million and $60 million continuing letter of credit facilities for standby letters of credit expiring in 2021 and 2023, respectively, of which $25 million and $60 million, respectively, was unused at March 31, 2020. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.

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

As reflected in the table above, in March 2020, Mississippi Power entered into a $125 million revolving credit facility that matures in March 2023.
Subject to applicable market conditions, Southern Company and its subsidiaries expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, Southern Company and its subsidiaries may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
These bank credit arrangements, as well as the term loan arrangements of the Registrants and SEGCO, contain covenants that limit debt levels and contain cross-acceleration or, in the case of Southern Power, cross-default provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. Such cross-default provisions to other indebtedness would trigger an event of default if Southern Power defaulted on indebtedness or guarantee obligations over a specified threshold. Such cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. At March 31, 2020, the Registrants, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at March 31, 2020 was approximately $1.4 billion (comprised of approximately $854 million at Alabama Power, $550 million at Georgia Power, and $40 million at Mississippi Power). Subsequent to March 31, 2020, Mississippi Power purchased and held or redeemed all $40 million of its variable rate revenue bonds. In addition, at March 31, 2020, Georgia Power had approximately $188 million of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months.
Earnings per Share
For Southern Company, the only differences in computing basic and diluted earnings per share are attributable to awards outstanding under stock-based compensation plans and, as a result of stock price volatility in the first quarter 2020, the equity units issued in August 2019. Earnings per share dilution resulting from stock-based compensation

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

plans and the equity units issuance is determined using the treasury stock method. See Note 8 to the financial statements under "Equity Units" in Item 8 of the Form 10-K for information on the August 2019 equity units issuance and Note 12 to the financial statements in Item 8 of the Form 10-K for information on stock-based compensation plans. Shares used to compute diluted earnings per share were as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(in millions)
As reported shares	1,057	1,038
Effect of stock-based compensation	7	7
Effect of equity units	3	—
Diluted shares	1,067	1,045

An immaterial number of stock-based compensation awards was not included in the diluted earnings per share calculation because the awards were anti-dilutive for the three months ended March 31, 2020. There were no such amounts for the three months ended March 31, 2019.
(G) INCOME TAXES
See Note 10 to the financial statements in Item 8 of the Form 10-K for additional tax information.
Current and Deferred Income Taxes
Tax Credit and Net Operating Loss Carryforwards
The utilization of each Registrants' estimated tax credit and net operating loss carryforwards and related valuation allowances could be impacted by numerous factors, including the acquisition of additional renewable projects, the purchase of rights to additional PTCs of Plant Vogtle Units 3 and 4 pursuant to certain joint ownership agreements, potential impacts of the COVID-19 pandemic, and changes in taxable income projections. See Note (B) and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information on Plant Vogtle Units 3 and 4.
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
Southern Company's effective tax rate was 14.7% for the three months ended March 31, 2020 compared to 39.8% for the corresponding period in 2019. The effective tax rate decrease was primarily due to the tax impact from the sale of Gulf Power in 2019. See Note 15 to the financial statements under "Southern Company" in Item 8 of the Form 10-K for additional information.
Georgia Power
Georgia Power's effective tax rate was 4.6% for the three months ended March 31, 2020 compared to 20.8% for the corresponding period in 2019. The effective tax rate decrease was primarily due to an increase in the flowback of excess deferred income taxes in 2020 as authorized in the 2019 ARP. See Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Southern Power
Southern Power's effective tax rate was 13.5% for the three months ended March 31, 2020 compared to a benefit rate of (49.8)% for the corresponding period in 2019. The effective tax rate increase was primarily due to the tax impact from the sale of Plant Mankato in 2020. See Note (K) under "Southern Power" for additional information.
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
Effective January 1, 2020, Southern Company adopted a change in method of calculating the market-related value of the liability-hedging securities included in its pension plan assets. The market-related value is used to determine the expected return on plan assets component of net periodic pension cost. Southern Company previously used the calculated value approach for all plan assets, which smoothed asset returns and deferred gains and losses by amortizing them into the calculation of the market-related value over five years. Southern Company changed to the fair value approach for liability-hedging securities, which includes measuring the market-related value of that portion of the plan assets at fair value for purposes of determining the expected return on plan assets. The remaining asset classes of plan assets will continue to use the calculated value approach in determining the market-related value. Southern Company considers the fair value approach to be preferable because it results in a current reflection of changes in the value of plan assets in the measurement of net periodic pension cost. Southern Company evaluated the effect of this change in accounting method and deemed it immaterial to the historical and current financial statements of all Registrants and therefore did not account for the change retrospectively. The change in accounting principle was recorded through earnings as a prior period adjustment for the amounts related to the unregulated businesses of Southern Company and Southern Power. Amounts related to the traditional electric operating companies and the natural gas distribution utilities have been reflected as adjustments to regulatory assets as appropriate, consistent with the expected regulatory treatment.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

On each Registrant's condensed statements of income, the service cost component of net periodic benefit costs is included in other operations and maintenance expenses and all other components of net periodic benefit costs are included in other income (expense), net. Components of the net periodic benefit costs for the three months ended March 31, 2020 and 2019 are presented in the following tables.

Three Months Ended March 31, 2020	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Pension Plans
Service cost	$94	$22	$24	$4	$2	$8
Interest cost	108	25	33	5	1	8
Expected return on plan assets	(275)	(66)	(87)	(13)	(3)	(19)
Amortization:
Prior service costs	1	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	4
Net (gain)/loss	67	18	22	3	1	2
Net periodic pension cost (income)	$(5)	$(1)	$(8)	$(1)	$1	$2
Postretirement Benefits
Service cost	$5	$2	$1	$—	$—	$—
Interest cost	13	3	5	—	—	2
Expected return on plan assets	(18)	(7)	(7)	—	—	(2)
Amortization:
Regulatory asset	—	—	—	—	—	2
Net (gain)/loss	1	—	1	—	—	(1)
Net periodic postretirement benefit cost	$1	$(2)	$—	$—	$—	$1

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Three Months Ended March 31, 2019	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Pension Plans
Service cost	$73	$17	$19	$3	$2	$6
Interest cost	123	28	39	6	1	9
Expected return on plan assets	(221)	(51)	(73)	(10)	(2)	(15)
Amortization:
Prior service costs	—	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	3
Net (gain)/loss	30	9	11	1	—	1
Net periodic pension cost (income)	$5	$3	$(4)	$—	$1	$3
Postretirement Benefits
Service cost	$5	$1	$1	$—	$—	$1
Interest cost	17	4	7	1	—	2
Expected return on plan assets	(16)	(6)	(6)	—	—	(2)
Amortization:
Prior service costs	1	1	—	—	—	—
Regulatory asset	—	—	—	—	—	2
Net (gain)/loss	(1)	—	—	—	—	(1)
Net periodic postretirement benefit cost	$6	$—	$2	$1	$—	$2

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(I) FAIR VALUE MEASUREMENTS
As of March 31, 2020, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using:
As of March 31, 2020:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$328	$164	$87	$—	$579
Interest rate derivatives	—	22	—	—	22
Investments in trusts:(b)(c)
Domestic equity	578	108	—	—	686
Foreign equity	52	171	—	—	223
U.S. Treasury and government agency securities	—	289	—	—	289
Municipal bonds	—	103	—	—	103
Pooled funds – fixed income	—	16	—	—	16
Corporate bonds	23	297	—	—	320
Mortgage and asset backed securities	—	85	—	—	85
Private equity	—	—	—	60	60
Other	24	5	—	—	29
Cash equivalents	1,686	11	—	—	1,697
Other investments	9	29	—	—	38
Total	$2,700	$1,300	$87	$60	$4,147
Liabilities:
Energy-related derivatives(a)	$426	$212	$11	$—	$649
Interest rate derivatives	—	22	—	—	22
Foreign currency derivatives	—	90	—	—	90
Contingent consideration	—	—	19	—	19
Total	$426	$324	$30	$—	$780

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
As of March 31, 2020:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$5	$—	$—	$5
Nuclear decommissioning trusts:(b)
Domestic equity	368	99	—	—	467
Foreign equity	52	50	—	—	102
U.S. Treasury and government agency securities	—	22	—	—	22
Municipal bonds	—	1	—	—	1
Corporate bonds	23	141	—	—	164
Mortgage and asset backed securities	—	30	—	—	30
Private equity	—	—	—	60	60
Other	7	—	—	—	7
Cash equivalents	694	11	—	—	705
Other investments	—	29	—	—	29
Total	$1,144	$388	$—	$60	$1,592
Liabilities:
Energy-related derivatives	$—	$27	$—	$—	$27

Georgia Power
Assets:
Energy-related derivatives	$—	$6	$—	$—	$6
Nuclear decommissioning trusts:(b)(c)
Domestic equity	210	1	—	—	211
Foreign equity	—	119	—	—	119
U.S. Treasury and government agency securities	—	267	—	—	267
Municipal bonds	—	102	—	—	102
Corporate bonds	—	156	—	—	156
Mortgage and asset backed securities	—	56	—	—	56
Other	16	5	—	—	21
Cash equivalents	212	—	—	—	212
Total	$438	$712	$—	$—	$1,150
Liabilities:
Energy-related derivatives	$—	$61	$—	$—	$61

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
As of March 31, 2020:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$3	$—	$—	$3
Cash equivalents	79	—	—	—	79
Total	$79	$3	$—	$—	$82
Liabilities:
Energy-related derivatives	$—	$33	$—	$—	$33

Southern Power
Assets:
Energy-related derivatives	$—	$2	$—	$—	$2
Cash equivalents	166	—	—	—	166
Total	$166	$2	$—	$—	$168
Liabilities:
Energy-related derivatives	$—	$3	$—	$—	$3
Foreign currency derivatives	—	90	—	—	90
Contingent consideration	—	—	19	—	19
Total	$—	$93	$19	$—	$112

Southern Company Gas
Assets:
Energy-related derivatives(a)	$328	$148	$87	$—	$563
Non-qualified deferred compensation trusts:
Domestic equity	—	9	—	—	9
Foreign equity	—	3	—	—	3
Pooled funds – fixed income	—	16	—	—	16
Cash equivalents and restricted cash	270	—	—	—	270
Total	$598	$176	$87	$—	$861
Liabilities:
Energy-related derivatives(a)	$426	$88	$11	$—	$525
Interest rate derivatives	—	21	—	—	21
Total	$426	$109	$11	$—	$546

(a)
Energy-related derivatives exclude cash collateral of $128 million and $16 million associated with premiums and certain weather derivatives accounted for based on intrinsic value rather than fair value.

(b)
Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.

(c)
Includes investment securities pledged to creditors and collateral received and excludes payables related to the securities lending program. As of March 31, 2020, approximately $31 million of the fair market value of Georgia Power's nuclear decommissioning trust funds' securities were on loan to creditors under the funds' managers' securities lending program. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. The fair value of the funds, including reinvested interest and dividends and excluding the funds' expenses, increased (decreased) by the amounts shown in the table below for the three months ended March 31, 2020 and 2019. The changes were recorded as a change to the regulatory assets and liabilities related to AROs for Georgia Power and Alabama Power, respectively.

Fair value increases (decreases)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(in millions)
Southern Company	$(247)	$152
Alabama Power	(167)	87
Georgia Power	(80)	65

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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

"Other investments" include investments traded in the open market that have maturities greater than 90 days, which are categorized as Level 2 under Fair Value Measurements and are comprised of corporate bonds, bank certificates of deposit, treasury bonds, and/or agency bonds.
As of March 31, 2020, the fair value measurements of private equity investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $60 million and unfunded commitments related to the private equity investments totaled $73 million. Private equity investments include high-quality private equity funds across several market sectors and funds that invest in real estate assets. Private equity funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.
As of March 31, 2020, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in millions)
Long-term debt, including securities due within one year:
Carrying amount	$45,820	$8,432	$12,217	$1,413	$4,369	$5,836
Fair value	49,126	9,239	14,020	1,433	4,376	6,416

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
Commodity Contracts with Level 3 Valuation Inputs
As of March 31, 2020, the fair value of Southern Company Gas' Level 3 physical natural gas forward contracts was $76 million. Since commodity contracts classified as Level 3 typically include a combination of observable and unobservable components, the changes in fair value may include amounts due in part to observable market factors, or changes to assumptions on the unobservable components. The following table includes transfers to Level 3, which represent the fair value of Southern Company Gas' commodity derivative contracts that include a significant unobservable component for the first time during the period.

Three Months Ended March 31, 2020
(in millions)
Beginning balance	$14
Transfers to Level 3	70
Transfers from Level 3	(3)
Instruments realized or otherwise settled during period	(1)
Changes in fair value	(4)
Ending balance	$76

Changes in fair value of Level 3 instruments represent changes in gains and losses for the periods that are reported on Southern Company Gas' statements of income in natural gas revenues.
The valuation of certain commodity contracts requires the use of certain unobservable inputs. All forward pricing used in the valuation of such contracts is directly based on third-party market data, such as broker quotes and exchange settlements, when that data is available. If third-party market data is not available, then industry standard methodologies are used to develop inputs that maximize the use of relevant observable inputs and minimize the use

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

of unobservable inputs. Observable inputs, including some forward prices used for determining fair value, reflect the best available market information. Unobservable inputs are updated using industry standard techniques such as extrapolation, combining observable forward inputs supplemented by historical market and other relevant data. Level 3 physical natural gas forward contracts include unobservable forward price inputs (ranging from $(0.84) to $0.21 per mmBtu). Forward price increases (decreases) as of March 31, 2020 would have resulted in higher (lower) values on a net basis.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
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
At March 31, 2020, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	945	2023	2031
Alabama Power	88	2023	—
Georgia Power	168	2023	—
Mississippi Power	100	2023	—
Southern Power	4	2020	2020
Southern Company Gas(*)	585	2022	2031

(*)
Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of long natural gas positions of 4.6 billion mmBtu and short natural gas positions of 4.0 billion mmBtu as of March 31, 2020, which is also included in Southern Company's total volume.

At March 31, 2020, the net volume of Southern Power's energy-related derivative contracts for power to be sold was 1 million MWHs, all of which expire in 2020.
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
For cash flow hedges of energy-related derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to earnings for the 12-month period ending March 31, 2021 are immaterial for all Registrants.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
At March 31, 2020, the following interest rate derivatives were outstanding:

	Notional Amount	Interest Rate Received	Weighted Average Interest Rate Paid	Hedge Maturity Date	Fair Value Gain (Loss) at March 31, 2020
	(in millions)				(in millions)
Cash Flow Hedges of Forecasted Debt
Southern Company Gas	$200	3-month LIBOR	1.81%	September 2030	$(21)
Cash Flow Hedges of Existing Debt
Mississippi Power	60	1-month LIBOR	0.58%	December 2021	—
Fair Value Hedges of Existing Debt
Southern Company parent	300	2.75%	3-month LIBOR + 0.92%	June 2020	1
Southern Company parent	1,500	2.35%	1-month LIBOR + 0.87%	July 2021	21
Southern Company	$2,060				$1

The estimated pre-tax gains (losses) related to interest rate derivatives expected to be reclassified from accumulated OCI to interest expense for the 12-month period ending March 31, 2021 total $(25) million for Southern Company and are immaterial for all other Registrants. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2046 for the Southern Company parent entity, 2035 for Alabama Power, 2044 for Georgia Power, 2028 for Mississippi Power, and 2046 for Southern Company Gas.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

At March 31, 2020, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) at March 31, 2020
	(in millions)		(in millions)			(in millions)
Cash Flow Hedges of Existing Debt
Southern Power	$677	2.95%	€600	1.00%	June 2022	$(39)
Southern Power	564	3.78%	500	1.85%	June 2026	(51)
Total	$1,241		€1,100			$(90)

The estimated pre-tax gains (losses) related to Southern Power's foreign currency derivatives expected to be reclassified from accumulated OCI to earnings for the 12-month period ending March 31, 2021 are $(24) million.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

	As of March 31, 2020		As of December 31, 2019
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$7	$100	$3	$70
Other deferred charges and assets/Other deferred credits and liabilities	8	40	6	44
Total derivatives designated as hedging instruments for regulatory purposes	$15	$140	$9	$114
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$3	$6	$1	$6
Interest rate derivatives:
Other current assets/Other current liabilities	12	21	2	23
Other deferred charges and assets/Other deferred credits and liabilities	10	—	—	1
Foreign currency derivatives:
Other current assets/Other current liabilities	—	24	—	24
Other deferred charges and assets/Other deferred credits and liabilities	—	66	16	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$25	$117	$19	$54
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets/Other current liabilities	$300	$297	$461	$358
Other deferred charges and assets/Other deferred credits and liabilities	261	206	207	225
Total derivatives not designated as hedging instruments	$561	$503	$668	$583
Gross amounts recognized	$601	$760	$696	$751
Gross amounts offset(a)	(383)	(511)	(463)	(562)
Net amounts recognized in the Balance Sheets(b)	$218	$249	$233	$189

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	As of March 31, 2020		As of December 31, 2019
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Alabama Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$3	$18	$2	$14
Other deferred charges and assets/Other deferred credits and liabilities	2	9	2	10
Total derivatives designated as hedging instruments for regulatory purposes	$5	$27	$4	$24
Gross amounts recognized	$5	$27	$4	$24
Gross amounts offset	(4)	(4)	(2)	(2)
Net amounts recognized in the Balance Sheets	$1	$23	$2	$22

Georgia Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$3	$42	$1	$32
Other deferred charges and assets/Other deferred credits and liabilities	3	19	3	21
Total derivatives designated as hedging instruments for regulatory purposes	$6	$61	$4	$53
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current assets/Other current liabilities	$—	$—	$—	$17
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$—	$—	$—	$17
Gross amounts recognized	$6	$61	$4	$70
Gross amounts offset	(6)	(6)	(3)	(3)
Net amounts recognized in the Balance Sheets	$—	$55	$1	$67

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	As of March 31, 2020		As of December 31, 2019
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Mississippi Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$1	$21	$—	$15
Other deferred charges and assets/Other deferred credits and liabilities	2	12	1	12
Total derivatives designated as hedging instruments for regulatory purposes	$3	$33	$1	$27
Gross amounts recognized	$3	$33	$1	$27
Gross amounts offset	(3)	(3)	(1)	(1)
Net amounts recognized in the Balance Sheets	$—	$30	$—	$26

Southern Power
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$2	$2	$1	$2
Foreign currency derivatives:
Other current assets/Other current liabilities	—	24	—	24
Other deferred charges and assets/Other deferred credits and liabilities	—	66	16	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$2	$92	$17	$26
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets/Other current liabilities	$—	$1	$2	$1
Total derivatives not designated as hedging instruments	$—	$1	$2	$1
Gross amounts recognized	$2	$93	$19	$27
Gross amounts offset	—	—	—	—
Net amounts recognized in the Balance Sheets	$2	$93	$19	$27

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	As of March 31, 2020		As of December 31, 2019
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company Gas
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$—	$19	$—	$9
Other deferred charges and assets/Other deferred credits and liabilities	1	—	—	1
Total derivatives designated as hedging instruments for regulatory purposes	$1	$19	$—	$10
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$1	$4	$—	$4
Interest rate derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	—	21	2	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$1	$25	$2	$4
Derivatives not designated as hedging instruments
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$300	$296	$459	$357
Other deferred charges and assets/Other deferred credits and liabilities	261	206	207	225
Total derivatives not designated as hedging instruments	$561	$502	$666	$582
Gross amounts of recognized	$563	$546	$668	$596
Gross amounts offset(a)	(370)	(498)	(456)	(555)
Net amounts recognized in the Balance Sheets(b)	$193	$48	$212	$41

(a)	Gross amounts offset include cash collateral held on deposit in broker margin accounts of $128 million and $99 million as of March 31, 2020 and December 31, 2019, respectively.

(b)
Net amounts of derivative instruments outstanding exclude premium and intrinsic value associated with weather derivatives of $16 million and $4 million as of March 31, 2020 and December 31, 2019, respectively.

Energy-related derivatives not designated as hedging instruments were immaterial for the traditional electric operating companies at March 31, 2020 and December 31, 2019.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

At March 31, 2020 and December 31, 2019, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet at March 31, 2020
Derivative Category and Balance Sheet Location	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas(*)
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(79)	$(17)	$(39)	$(19)	$(4)
Other regulatory assets, deferred	(33)	(7)	(16)	(10)	—
Other regulatory liabilities, current	5	1	—	—	4
Total energy-related derivative gains (losses)	$(107)	$(23)	$(55)	$(29)	$—

(*)	Fair value gains and losses recorded in regulatory assets and liabilities include cash collateral held on deposit in broker margin accounts of $19 million at March 31, 2020.

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet at December 31, 2019
Derivative Category and Balance Sheet Location	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas(*)
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(63)	$(14)	$(31)	$(15)	$(3)
Other regulatory assets, deferred	(37)	(8)	(18)	(11)	—
Other regulatory liabilities, current	6	2	—	—	4
Total energy-related derivative gains (losses)	$(94)	$(20)	$(49)	$(26)	$1

(*)	Fair value gains and losses recorded in regulatory assets and liabilities include cash collateral held on deposit in broker margin accounts of $11 million at December 31, 2019.
For the three months ended March 31, 2020 and 2019, the pre-tax effects of cash flow hedge accounting on accumulated OCI were as follows:

Gain (Loss) Recognized in OCI on Derivative	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Southern Company
Energy-related derivatives	$(4)	$—
Interest rate derivatives	(26)	—
Foreign currency derivatives	(83)	(39)
Total	$(113)	$(39)
Southern Power
Foreign currency derivatives	$(83)	$(39)
Southern Company Gas
Energy-related derivatives	$(4)	$—
Interest rate derivatives	(23)	—
Total	$(27)	$—

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

For the three months ended March 31, 2020 and 2019, the pre-tax effects of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments on accumulated OCI were immaterial for the other Registrants.
For the three months ended March 31, 2020 and 2019, the pre-tax effects of cash flow and fair value hedge accounting on income were as follows:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships	For the Three Months Ended March 31,

	2020	2019
	(in millions)
Southern Company
Total cost of natural gas	$439	$686
Gain (loss) on energy-related cash flow hedges(a)	(7)	1
Total depreciation and amortization	857	751
Gain (loss) on energy-related cash flow hedges(a)	(1)	(3)
Total interest expense, net of amounts capitalized	(456)	(430)
Gain (loss) on interest rate cash flow hedges(a)	(6)	(5)
Gain (loss) on foreign currency cash flow hedges(a)	(6)	(6)
Gain (loss) on interest rate fair value hedges(b)	29	14
Total other income (expense), net	103	78
Gain (loss) on foreign currency cash flow hedges(a)(c)	(31)	(24)
Southern Power
Total depreciation and amortization	$117	$119
Gain (loss) on energy-related cash flow hedges(a)	(1)	(3)
Total interest expense, net of amounts capitalized	(39)	(44)
Gain (loss) on foreign currency cash flow hedges(a)	(6)	(6)
Total other income (expense), net	2	2
Gain (loss) on foreign currency cash flow hedges(a)(c)	(31)	(24)

(a)	Reclassified from accumulated OCI into earnings.

(b)	For fair value hedges, changes in the fair value of the derivative contracts are generally equal to changes in the fair value of the underlying debt and have no material impact on income.

(c)
The reclassification from accumulated OCI into other income (expense), net completely offsets currency gains and losses arising from changes in the U.S. currency exchange rates used to record the euro-denominated notes.

For the three months ended March 31, 2020 and 2019, the pre-tax effects of cash flow and fair value hedge accounting on income for energy-related derivatives and interest rate derivatives were immaterial for the traditional electric operating companies and Southern Company Gas.
As of March 31, 2020 and December 31, 2019, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	As of March 31, 2020	As of December 31, 2019	As of March 31, 2020	As of December 31, 2019
	(in millions)		(in millions)
Southern Company
Securities due within one year	$(600)	$(599)	$(1)	$—
Long-term debt	(1,519)	(1,494)	(22)	3

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

For the three months ended March 31, 2020 and 2019, the pre-tax effects of energy-related derivatives not designated as hedging instruments on the statements of income of Southern Company and Southern Company Gas were as follows:

		Gain (Loss)
		Three Months Ended March 31,
Derivatives in Non-Designated Hedging Relationships	Statements of Income Location	2020	2019
		(in millions)
Energy-related derivatives:	Natural gas revenues(*)	$70	$33
	Cost of natural gas	7	8
Total derivatives in non-designated hedging relationships		$77	$41

(*)	Excludes immaterial gains (losses) recorded in natural gas revenues associated with weather derivatives for all periods presented.
For the three months ended March 31, 2020 and 2019, the pre-tax effects of energy-related derivatives and interest rate derivatives not designated as hedging instruments were immaterial for all other Registrants.
Contingent Features
Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At March 31, 2020, the Registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
For the Registrants with interest rate derivatives at March 31, 2020, the fair value of interest rate derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, was immaterial. At March 31, 2020, the fair value of energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial for all Registrants. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade. Following the sale of Gulf Power to NextEra Energy, Gulf Power is continuing to participate in the Southern Company power pool for a defined transition period that, subject to certain potential adjustments, is scheduled to end on January 1, 2024.
Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivatives executed with the same counterparty.
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Alabama Power and Southern Power may be required to post collateral. At March 31, 2020, cash collateral posted in these accounts was immaterial. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts. At March 31, 2020, cash collateral held on deposit in broker margin accounts was $128 million.
The Registrants are exposed to losses related to financial instruments in the event of counterparties' nonperformance. The Registrants only enter into agreements and material transactions with counterparties that have

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
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
(K) ACQUISITIONS AND DISPOSITIONS
See Note 15 to the financial statements in Item 8 of the Form 10-K for additional information, including details of assets and liabilities held for sale at December 31, 2019 for Southern Company, Southern Power, and Southern Company Gas. No Registrant had assets or liabilities held for sale at March 31, 2020.
Alabama Power
On April 22, 2020, the FERC approved the Autauga Combined Cycle Acquisition. The Autauga Combined Cycle Acquisition remains subject to approval by the Alabama PSC. See Note (B) under "Alabama Power" for additional information. The ultimate outcome of this matter cannot be determined at this time.
Southern Power
Acquisitions
In March 2020, Southern Power entered into an agreement to acquire a controlling membership interest in an approximately 300-MW wind facility located in South Dakota. The acquisition is subject to FERC approval and certain other customary conditions to closing, including commercial operation of the facility, which is expected to occur in the fourth quarter 2020. The facility's output is contracted under two long-term PPAs. The ultimate outcome of this matter cannot be determined at this time.
Construction Projects
During the three months ended March 31, 2020, Southern Power continued construction of the Reading and Skookumchuck wind facilities. Total aggregate construction costs, excluding acquisition costs, are expected to be between $490 million and $535 million for the two facilities under construction. At March 31, 2020, total costs of

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

construction incurred for these projects were $447 million and are included in CWIP. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Expected COD	PPA Contract Period
Projects Under Construction as of March 31, 2020
Reading(a)	Wind	200	Osage and Lyon Counties, KS	May 2020	12 years
Skookumchuck(b)	Wind	136	Lewis and Thurston Counties, WA	Second half of 2020	20 years

(a)
In 2018, Southern Power purchased 100% of the membership interests of the Reading facility pursuant to a joint development arrangement. Southern Power may enter into a tax equity partnership, in which case it would then own 100% of the Class B membership interests. The ultimate outcome of this matter cannot be determined at this time.

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

Development Projects
Southern Power continues to evaluate and refine the deployment of the remaining wind turbine equipment purchased in 2016 and 2017 to development and construction projects. During the three months ended March 31, 2020, certain wind turbine equipment was sold, resulting in an immaterial gain.
Sales of Natural Gas and Biomass Plants
On January 17, 2020, Southern Power completed the sale of its equity interests in Plant Mankato (including the 385-MW expansion unit completed in May 2019) to a subsidiary of Xcel for a purchase price of approximately $663 million, including final working capital adjustments. The sale resulted in a gain of approximately $39 million ($23 million after tax). The assets and liabilities of Plant Mankato were classified as held for sale on Southern Company's and Southern Power's balance sheets at December 31, 2019.
Plants Nacogdoches (sold in June 2019) and Mankato represented individually significant components of Southern Power; therefore, pre-tax income for these components for the three months ended March 31, 2020 and 2019 is presented below:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Southern Power's earnings before income taxes:(*)
Plant Nacogdoches	N/A	$6
Plant Mankato	$2	$1

(*)
Earnings before income taxes for components reflect the cessation of depreciation and amortization on the long-lived assets being sold upon classification as held for sale in November 2018 and April 2019 for Plant Mankato and Plant Nacogdoches, respectively.

Southern Company Gas
On March 24, 2020, Southern Company Gas completed the sale of its interests in Pivotal LNG and Atlantic Coast Pipeline to Dominion Modular LNG Holdings, Inc. and Dominion Atlantic Coast Pipeline, LLC, respectively, with aggregate proceeds of $178 million, including estimated working capital adjustments. The preliminary loss associated with the transactions was immaterial. Southern Company Gas may also receive two future payments of $5 million each, contingent upon certain milestones related to Pivotal LNG being met by Dominion Modular LNG

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Holdings, Inc. The assets and liabilities of Pivotal LNG and the interest in Atlantic Coast Pipeline were classified as held for sale at December 31, 2019. See Notes 3 and 7 under "Other Matters – Southern Company Gas – Gas Pipeline Projects" and "Southern Company Gas – Equity Method Investments," respectively, in Item 8 of the Form 10-K and Notes (C) and (E) under "Other Matters – Southern Company Gas" and "Southern Company Gas," respectively.
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
Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Revenues from sales by Southern Power to the traditional electric operating companies were $86 million for the three months ended March 31, 2020 and $87 million for the three months ended March 31, 2019. Revenues from sales of natural gas from Southern Company Gas to the traditional electric operating companies were immaterial for the three months ended March 31, 2020 and 2019. Revenues from sales of natural gas from Southern Company Gas to Southern Power were $10 million for the three months ended March 31, 2020 and $17 million for the three months ended March 31, 2019. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing energy solutions to electric utilities and their customers in the areas of distributed generation, energy storage and renewables, and energy efficiency, as well as investments in telecommunications and leveraged lease projects. All other inter-segment revenues are not material.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Financial data for business segments and products and services for the three months ended March 31, 2020 and 2019 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2020
Operating revenues	$3,407	$375	$(87)	$3,695	$1,249	$114	$(40)	$5,018
Segment net income (loss)(a)(b)	642	75	—	717	275	(121)	(3)	868
At March 31, 2020
Goodwill	$—	$2	$—	$2	$5,015	$263	$—	$5,280
Total assets	81,765	13,646	(695)	94,716	21,617	3,467	(948)	118,852
Three Months Ended March 31, 2019
Operating revenues	$3,445	$443	$(93)	$3,795	$1,474	$182	$(39)	$5,412
Segment net income (loss)(a)(c)	565	56	—	621	270	1,195	(2)	2,084
At December 31, 2019
Goodwill	$—	$2	$—	$2	$5,015	$263	$—	$5,280
Total assets	81,063	14,300	(713)	94,650	21,687	3,511	(1,148)	118,700

(a)	Attributable to Southern Company.

(b)
Segment net income (loss) for Southern Power includes a $39 million pre-tax gain ($23 million gain after tax) on the sale of Plant Mankato for the three months ended March 31, 2020. See Note (K) under "Southern Power" for additional information.

(c)
Segment net income (loss) for the "All Other" column includes the preliminary pre-tax gain associated with the sale of Gulf Power of $2.5 billion ($1.3 billion after tax) for the three months ended March 31, 2019. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Company" for additional information.

Products and Services

	Electric Utilities' Revenues
	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended March 31, 2020	$3,078	$418	$199	$3,695
Three Months Ended March 31, 2019	3,084	499	212	3,795

	Southern Company Gas' Revenues
	Gas Distribution Operations	Wholesale Gas Services(*)	Gas Marketing Services	Other	Total
	(in millions)
Three Months Ended March 31, 2020	$1,013	$51	$177	$8	$1,249
Three Months Ended March 31, 2019	1,161	86	229	(2)	1,474

(*)	The revenues for wholesale gas services are netted with costs associated with its energy and risk management activities. See "Southern Company Gas" herein for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
Gas pipeline investments consists of joint ventures in natural gas pipeline investments including a 50% interest in SNG, a 20% ownership interest in the PennEast Pipeline construction project, a 50% joint ownership interest in the Dalton Pipeline, and a 5% ownership interest in the Atlantic Coast Pipeline construction project through its sale on March 24, 2020. These natural gas pipelines enable the provision of diverse sources of natural gas supplies to the customers of Southern Company Gas.
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
The all other column includes segments below the quantitative threshold for separate disclosure, including natural gas storage businesses, fuels operations through the sale of Southern Company Gas' interest in Pivotal LNG on March 24, 2020, the investment in Triton through its sale on May 29, 2019, and other subsidiaries that fall below the quantitative threshold for separate disclosure. See Notes (E) and (K) under "Southern Company Gas" for additional information.
Business segment financial data for the three months ended March 31, 2020 and 2019 was as follows:

	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services(*)	Gas Marketing Services	Total	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2020
Operating revenues	$1,020	$8	$51	$177	$1,256	$8	$(15)	$1,249
Segment net income (loss)	164	30	23	57	274	1	—	275
Total assets at March 31, 2020	18,166	1,652	643	1,517	21,978	11,094	(11,455)	21,617
Three Months Ended March 31, 2019
Operating revenues	$1,172	$8	$86	$229	$1,495	$11	$(32)	$1,474
Segment net income (loss)	133	32	47	61	273	(3)	—	270
Total assets at December 31, 2019	18,204	1,678	850	1,496	22,228	10,759	(11,300)	21,687

(*)
The revenues for wholesale gas services are netted with costs associated with its energy and risk management activities. A reconciliation of operating revenues and intercompany revenues is shown in the following table.

	Third Party Gross Revenues	Intercompany Revenues	Total Gross Revenues	Less Gross Gas Costs	Operating Revenues
	(in millions)
Three Months Ended March 31, 2020	$1,185	$29	$1,214	$1,163	$51
Three Months Ended March 31, 2019	1,926	88	2,014	1,928	86

    Table of Contents                                Index to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW
Southern Company is a holding company that owns all of the common stock of three traditional electric operating companies (Alabama Power, Georgia Power, and Mississippi Power), as well as Southern Power and Southern Company Gas, and owns other direct and indirect subsidiaries. The primary businesses of the Southern Company system are electricity sales by the traditional electric operating companies and Southern Power and the distribution of natural gas by Southern Company Gas. Southern Company's reportable segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Southern Company Gas' reportable segments are gas distribution operations, gas pipeline investments, wholesale gas services, and gas marketing services. See Note (L) to the Condensed Financial Statements herein for additional information on segment reporting. For additional information on the Registrants' primary business activities, see BUSINESS – "The Southern Company System" in Item 1 of the Form 10-K.
The Registrants continue to focus on several key performance indicators. For the traditional electric operating companies and Southern Company Gas, these indicators include, but are not limited to, customer satisfaction, plant availability, electric and natural gas system reliability, and execution of major construction projects. For Southern Power, these indicators include, but are not limited to, the equivalent forced outage rate and contract availability to evaluate operating results and help ensure its ability to meet its contractual commitments to customers. In addition, Southern Company and the Subsidiary Registrants focus on earnings per share and net income, respectively, as a key performance indicator.
Recent Developments
COVID-19
During March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention and has spread globally, including throughout the United States. The Southern Company system provides a critical service to its customers; therefore, it is essential that Southern Company system employees are able to continue to perform their critical duties safely and effectively. The Southern Company system has implemented applicable business continuity plans, including teleworking, canceling non-essential business travel, increasing cleaning frequency at business locations, implementing applicable safety and health guidelines issued by federal and state officials, and establishing protocols for required work on customer premises. To date, these procedures have been effective in maintaining the Southern Company system's critical operations. As a result of the COVID-19 pandemic, there have been economic disruptions in the Registrants' operating territories. The traditional electric operating companies and the natural gas distribution utilities have temporarily suspended disconnections for non-payment by customers and waived late fees. See FUTURE EARNINGS POTENTIAL – "Regulatory Matters" herein for information regarding requested and/or approved deferral of certain incremental COVID-19-related costs, including bad debt, to a regulatory asset by certain of the traditional electric operating companies and the natural gas distribution utilities. In addition, the COVID-19 pandemic has resulted in a planned reduction in workforce at Plant Vogtle Units 3 and 4, as discussed further herein, and has caused volatility in capital markets. Additional information regarding COVID-19 and its potential impacts on the Registrants is provided throughout Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A herein.
Georgia Power
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Although Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site, multiple members of the workforce have tested positive for the disease and the pandemic has impacted productivity levels and pace of activity completion. On April 15, 2020, Georgia Power, acting for itself and as agent for the other Vogtle Owners, announced a reduction in workforce at Plant Vogtle Units 3 and 4 expected to total approximately 20% of the existing workforce. The workforce levels resulting from this reduction are expected to last at least through the summer as Georgia Power continues to monitor the impacts of the COVID-19 pandemic on the construction site. Georgia Power's proportionate share of the estimated incremental cost of this mitigation action, which is currently estimated to total approximately $20 million and is included in the first quarter 2020 contingency allocation of $66 million, assumes absenteeism rates normalize and the intended productivity efficiencies are realized in the coming months. Based on these assumptions, while this mitigation action has extended and may further extend certain milestone dates in the updated aggressive site work plan, Georgia Power does not expect it to affect either the total project capital cost forecast or the ability to achieve the regulatory-approved in-service dates of November 2021 and November 2022 for Plant Vogtle Units 3 and 4, respectively.
The continuing effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Plant Vogtle Units 3 and 4. The ultimate impact of the COVID-19 pandemic on the construction schedule and budget for Plant Vogtle Units 3 and 4 cannot be determined at this time.
See FUTURE EARNINGS POTENTIAL – "Construction Programs – Nuclear Construction" for additional information.
Mississippi Power
On March 17, 2020, the Mississippi PSC approved a settlement agreement between Mississippi Power and the Mississippi Public Utilities Staff related to Mississippi Power's base rate case filed in November 2019 (Mississippi Power Rate Case Settlement Agreement). Under the terms of the Mississippi Power Rate Case Settlement Agreement, annual retail rates decreased approximately $16.7 million, or 1.85%, effective for the first billing cycle of April 2020. See FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Mississippi Power – 2019 Base Rate Case" herein for additional information.
Southern Power
During the three months ended March 31, 2020, Southern Power continued construction of the 200-MW Reading and the 136-MW Skookumchuck wind facilities. See FUTURE EARNINGS POTENTIAL – "Construction Programs – Southern Power" herein for additional information.
On January 17, 2020, Southern Power completed the sale of its equity interests in Plant Mankato (including the 385-MW expansion unit completed in May 2019) to a subsidiary of Xcel for a purchase price of approximately $663 million, including final working capital adjustments.
In March 2020, Southern Power entered into an agreement to acquire a controlling membership interest in an approximately 300-MW wind facility located in South Dakota. The acquisition is subject to FERC approval and certain other customary conditions to closing, including commercial operation of the facility, which is expected to occur in the fourth quarter 2020. The facility's output is contracted under two long-term PPAs. The ultimate outcome of this matter cannot be determined at this time.
At March 31, 2020, Southern Power's average investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective generation facilities' net book value (or expected in-service value for facilities under construction) as the investment amount was 93% through 2024 and 91% through 2029, with an average remaining contract duration of approximately 14 years.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Southern Company Gas
On February 3, 2020, Virginia Natural Gas filed a notice of intent with the Virginia Commission as required prior to the filing of a base rate case. Virginia Natural Gas planned to file its rate case in April 2020 but, as a result of the COVID-19 pandemic, now expects to file in June 2020. The ultimate outcome of this matter cannot be determined at this time.
On March 24, 2020, Southern Company Gas completed the sale of its interests in Pivotal LNG and Atlantic Coast Pipeline with aggregate proceeds of $178 million, including estimated working capital adjustments. See Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
RESULTS OF OPERATIONS
Southern Company
Net Income

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$(1,216)	(58.3)
Consolidated net income attributable to Southern Company was $0.9 billion ($0.82 per share) for first quarter 2020 compared to $2.1 billion ($2.01 per share) for the corresponding period in 2019. The decrease was primarily due to the $2.5 billion ($1.3 billion after tax) preliminary gain on the sale of Gulf Power recorded in the first quarter 2019. See Note 15 to the financial statements under "Southern Company" in Item 8 of the Form 10-K for additional information regarding the sale of Gulf Power.
Retail Electric Revenues

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$(6)	(0.2)
In the first quarter 2020 and 2019, retail electric revenues were $3.1 billion.
Details of the changes in retail electric revenues were as follows:

	First Quarter 2020
	(in millions)	(% change)
Retail electric – prior year	$3,084
Estimated change resulting from –
Rates and pricing	143	4.6%
Sales growth	7	0.2
Weather	(26)	(0.8)
Fuel and other cost recovery	(130)	(4.2)
Retail electric – current year	$3,078	(0.2)%
Revenues associated with changes in rates and pricing increased in the first quarter 2020 when compared to the corresponding period in 2019 primarily due to an increase in revenue recognized under the Environmental Compliance Cost Recovery (ECCR) tariff as authorized in the Georgia Power 2019 ARP, as well as the impacts of Georgia Power accruals for customer refunds and Alabama Power customer bill credits in the first quarter 2019 related to Tax Reform.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

See Note 2 to the financial statements under "Alabama Power" and "Georgia Power" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information.
Revenues attributable to changes in sales increased in the first quarter 2020 when compared to the corresponding period in 2019. Weather-adjusted residential KWH sales increased 3.1% in the first quarter 2020 when compared to the corresponding period in 2019 primarily due to increased customer usage and customer growth. Weather-adjusted commercial KWH sales decreased 0.7% in the first quarter 2020 when compared to the corresponding period in 2019 primarily due to lower customer usage resulting from customer initiatives in energy savings. Industrial KWH sales decreased 1.8% in the first quarter 2020 when compared to the corresponding period in 2019 as a result of a decrease in demand resulting from changes in production levels primarily in the paper and textile sectors, partially offset by increased demand from the pipeline sector. Social distancing and shelter-in-place guidelines related to the COVID-19 pandemic, which began to be implemented in the last few weeks of the first quarter 2020, had a small impact on retail sales relative to other primary drivers. In general, COVID-19-related impacts depressed commercial sales and, to a lesser extent, industrial sales and increased residential sales.
Fuel and other cost recovery revenues decreased $130 million in the first quarter 2020 compared to the corresponding period in 2019 primarily due to decreases in generation and the average cost of fuel and purchased power. Electric rates for the traditional electric operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of PPA costs, and do not affect net income. The traditional electric operating companies each have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPA capacity costs.
Wholesale Electric Revenues

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$(81)	(16.2)
Wholesale electric revenues consist of revenues from PPAs and short-term opportunity sales. Wholesale electric revenues from PPAs (other than solar and wind PPAs) have both capacity and energy components. Capacity revenues generally represent the greatest contribution to net income and are designed to provide recovery of fixed costs plus a return on investment. Energy revenues will vary depending on fuel prices, the market prices of wholesale energy compared to the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. Energy sales from solar and wind PPAs do not have a capacity charge and customers either purchase the energy output of a dedicated renewable facility through an energy charge or through a fixed price related to the energy. As a result, the ability to recover fixed and variable operations and maintenance expenses is dependent upon the level of energy generated from these facilities, which can be impacted by weather conditions, equipment performance, transmission constraints, and other factors. Wholesale electric revenues at Mississippi Power include FERC-regulated municipal and rural association sales under cost-based tariffs as well as market-based sales. Short-term opportunity sales are made at market-based rates that generally provide a margin above the Southern Company system's variable cost to produce the energy.
In the first quarter 2020, wholesale electric revenues were $418 million compared to $499 million for the corresponding period in 2019. This decrease was related to a $57 million decrease in energy revenues and a $24 million decrease in capacity revenues. The decrease in energy revenues was primarily at Southern Power and included a decrease in PPA revenues, primarily resulting from decreased sales from natural gas facilities resulting from a decrease in the volume of KWHs sold and a decrease in the average cost of fuel and purchased power, partially offset by increased sales primarily driven by the volume of KWHs from solar and wind facilities as well as a decrease in non-PPA revenues primarily resulting from a decrease in the volume of KWHs sold through short-term sales and a decrease in the market price of energy. The decrease in capacity revenues was primarily related to

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Southern Power's sales of Plant Nacogdoches in the second quarter 2019 and Plant Mankato in the first quarter 2020. See Note (K) to the Condensed Financial Statements under "Southern Power" herein and Note 15 to the financial statements under "Southern Power – Sales of Natural Gas and Biomass Plants" in Item 8 of the Form 10-K for additional information.
Other Electric Revenues

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$(17)	(10.1)
In the first quarter 2020, other electric revenues were $151 million compared to $168 million for the corresponding period in 2019. The decrease was primarily related to pole attachment revenues at Georgia Power and transmission revenues at Alabama Power and Georgia Power.
Natural Gas Revenues

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$(225)	(15.3)
In the first quarter 2020, natural gas revenues were $1.2 billion compared to $1.5 billion for the corresponding period in 2019.
Details of the changes in natural gas revenues were as follows:

	First Quarter 2020
	(in millions)	(% change)
Natural gas revenues – prior year	$1,474
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	76	5.2%
Gas costs and other cost recovery	(249)	(16.9)
Weather	(10)	(0.7)
Wholesale gas services	(35)	(2.4)
Other	(7)	(0.5)
Natural gas revenues – current year	$1,249	(15.3)%
Revenues attributable to infrastructure replacement programs and base rate changes at the natural gas distribution utilities increased in the first quarter 2020 compared to the corresponding period in 2019 primarily due to base rate increases at Nicor Gas and Atlanta Gas Light and continued investments recovered through infrastructure replacement programs. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues attributable to gas costs and other cost recovery decreased in the first quarter 2020 compared to the corresponding period in 2019. The decrease in the first quarter 2020 is primarily due to lower natural gas prices and decreased volumes of natural gas sold. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities.
Revenues attributable to Southern Company Gas' wholesale gas services business decreased in the first quarter 2020 compared to the corresponding period in 2019. The decrease in the first quarter 2020 is primarily due to decreased commercial activity as a result of warmer weather, partially offset by derivative gains.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Other Revenues

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$(65)	(34.8)
In the first quarter 2020, other revenues were $122 million compared to $187 million for the corresponding period in 2019. The decrease primarily relates to changes in PowerSecure's business, including the sale of its utility infrastructure services business in June 2019 and the wind-down of a segment of its distributed infrastructure business in the first quarter 2020.
Fuel and Purchased Power Expenses

	First Quarter 2020 vs. First Quarter 2019
	(change in millions)	(% change)
Fuel	$(214)	(25.2)
Purchased power	11	6.5
Total fuel and purchased power expenses	$(203)
In the first quarter 2020, total fuel and purchased power expenses were $0.8 billion compared to $1.0 billion for the corresponding period in 2019. The decrease was primarily the result of a $168 million decrease in the average cost of fuel and purchased power and a $35 million net decrease in the volume of KWHs generated and purchased.
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
Details of the Southern Company system's generation and purchased power were as follows:

	First Quarter 2020	First Quarter 2019
Total generation (in billions of KWHs)	42	43
Total purchased power (in billions of KWHs)	5	4
Sources of generation (percent) —
Gas	53	48
Nuclear	18	16
Coal	14	22
Hydro	8	8
Other	7	6
Cost of fuel, generated (in cents per net KWH)—
Gas	1.95	2.56
Nuclear	0.78	0.79
Coal	2.88	2.92
Average cost of fuel, generated (in cents per net KWH)	1.86	2.32
Average cost of purchased power (in cents per net KWH)(*)	3.90	4.64

(*)	Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Fuel
In the first quarter 2020, fuel expense was $636 million compared to $850 million for the corresponding period in 2019. The decrease was primarily due to a 38.6% decrease in the volume of KWHs generated by coal, a 23.8% decrease in the average cost of natural gas per KWH generated, and a 1.4% decrease in the average cost of coal per KWH generated, partially offset by a 4.7% increase in the volume of KWHs generated by natural gas.
Purchased Power
In the first quarter 2020, purchased power expense was $181 million compared to $170 million for the corresponding period in 2019. The increase was primarily due to a 26.3% increase in the volume of KWHs purchased, partially offset by a 16.0% decrease in the average cost of KWH purchased primarily due to lower energy prices.
Energy purchases will vary depending on demand for energy within the Southern Company system's electric service territory, the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, and the availability of the Southern Company system's generation.
Cost of Natural Gas

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$(247)	(36.0)
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. Cost of natural gas at the natural gas distribution utilities represented 87% of total cost of natural gas for the first quarter 2020.
In the first quarter 2020, cost of natural gas was $439 million compared to $686 million for the corresponding period in 2019. The decrease reflects a 38.0% decrease in natural gas prices compared to 2019 and decreased volumes primarily as a result of warmer weather, as determined by Heating Degree Days, in the first quarter 2020 compared to the corresponding period in 2019.
Cost of Other Sales

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$(63)	(53.4)
In the first quarter 2020, cost of other sales was $55 million compared to $118 million for the corresponding period in 2019. The decrease primarily relates to changes in PowerSecure's business, including the sale of its utility infrastructure services business in June 2019 and the wind-down of a segment of its distributed infrastructure business in the first quarter 2020.
Other Operations and Maintenance Expenses

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$(18)	(1.4)
In the first quarter 2020, other operations and maintenance expenses were $1.30 billion compared to $1.31 billion for the corresponding period in 2019. The decrease was primarily due to decreases of $29 million in scheduled

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

generation outage and maintenance expenses, $29 million in transmission and distribution maintenance expenses, primarily related to reliability NDR credits and vegetation management expenses at Alabama Power and distribution line operating and maintenance expenses at Georgia Power, and $24 million related to nuclear property insurance refunds, partially offset by a $46 million increase in storm damage recovery at Georgia Power as authorized in the Georgia Power 2019 ARP and a $20 million increase in medical and retirement benefit expenses primarily at the traditional electric operating companies and Southern Company Gas. See Note 2 to the financial statements under "Alabama Power – Rate NDR" and " – Rate CNP Compliance" and "Georgia Power – Storm Damage Recovery" in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$106	14.1
In the first quarter 2020, depreciation and amortization was $857 million compared to $751 million for the corresponding period in 2019. The increase was primarily due to increases at Georgia Power of $51 million and $45 million resulting from the amortization of regulatory assets related to CCR AROs and higher depreciation rates, respectively, as authorized in Georgia Power's 2019 ARP. See Note 2 to the financial statements under "Georgia Power – Rate Plans" in Item 8 of the Form 10-K for additional information.
(Gain) Loss on Dispositions, Net

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$(2,458)	N/M
N/M - Not meaningful
In the first quarter 2020, gain on dispositions, net was $39 million compared to $2.5 billion in the corresponding period in 2019. The decrease was primarily due to the $2.5 billion ($1.3 billion after tax) preliminary gain on the sale of Gulf Power recorded in the first quarter 2019 compared to the $39 million ($23 million after tax) gain recorded on the sale of Southern Power's Plant Mankato in the first quarter 2020. See Note 15 to the financial statements under "Southern Company" in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements under "Southern Power – Sales of Natural Gas and Biomass Plants" herein for additional information.
Interest Expense, Net of Amounts Capitalized

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$26	6.0
In the first quarter 2020, interest expense, net of amounts capitalized was $456 million compared to $430 million in the corresponding period in 2019. The increase was primarily due to an increase in average outstanding long-term borrowings primarily at Georgia Power and the parent company.
See FINANCIAL CONDITION AND LIQUIDITY – "Financing Activities" herein and Note 8 to the financial statements in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Other Income (Expense), Net

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$25	32.1
In the first quarter 2020, other income (expense), net was $103 million compared to $78 million for the corresponding period in 2019. The increase was primarily related to an increase in non-service cost-related retirement benefits income. See Note (H) to the Condensed Financial Statements herein for additional information.
Income Taxes

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$(1,215)	(89.3)
In the first quarter 2020, income taxes were $145 million compared to $1.4 billion for the corresponding period in 2019. The decrease was primarily due to the tax impact from the sale of Gulf Power in 2019. See Note (G) to the Condensed Financial Statements herein for additional information.
Alabama Power
Net Income

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$63	29.0
Alabama Power's net income after dividends on preferred stock for the first quarter 2020 was $280 million compared to $217 million for the corresponding period in 2019. This increase was primarily due to a decrease in operations and maintenance expenses and an increase in retail revenues associated with the impact of customer bill credits issued in 2019 related to Tax Reform. These increases to income were partially offset by decreases in retail revenues associated with milder weather in the first quarter 2020 compared to the same period in 2019 and lower customer usage. See Note 2 to the financial statements under "Alabama Power – Rate RSE" in Item 8 of the Form 10-K for additional information.
Retail Revenues

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$(8)	(0.7)
In the first quarter 2020 and 2019, retail revenues were $1.21 billion.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Details of the changes in retail revenues were as follows:

	First Quarter 2020
	(in millions)	(% change)
Retail – prior year	$1,213
Estimated change resulting from –
Rates and pricing	50	4.1%
Sales decline	(6)	(0.5)
Weather	(12)	(1.0)
Fuel and other cost recovery	(40)	(3.3)
Retail – current year	$1,205	(0.7)%
Revenues associated with changes in rates and pricing increased in the first quarter 2020 when compared to the corresponding period in 2019 primarily due to customer bill credits issued in the first quarter 2019 related to Tax Reform.
Revenues attributable to changes in sales decreased in the first quarter 2020 when compared to the corresponding period in 2019. Weather-adjusted residential KWH sales increased 2.6% in the first quarter 2020 when compared to the corresponding period in 2019 primarily due to increased customer usage and customer growth. Weather-adjusted commercial KWH sales decreased 2.0% in the first quarter 2020 when compared to the corresponding period in 2019 primarily due to lower customer usage resulting from customer initiatives in energy savings. Industrial KWH sales decreased 1.8% in the first quarter 2020 when compared to the corresponding period in 2019 as a result of a decrease in demand resulting from changes in production levels primarily in the chemicals, air separation, and paper sectors, partially offset by the primary metals and stone, clay, and glass sectors. Social distancing and shelter-in-place guidelines related to the COVID-19 pandemic, which began to be implemented in the last few weeks of the first quarter 2020, had a small impact on retail sales relative to other primary drivers. In general, COVID-19-related impacts depressed commercial sales and, to a lesser extent, industrial sales and increased residential sales.
Revenues attributable to changes in weather decreased in the first quarter 2020 primarily due to milder weather when compared to the corresponding period in 2019. The resulting decrease for residential sales was 2.6%, partially offset by an increase to commercial sales of 0.6% due to weather having a larger negative impact on commercial sales in the first quarter 2019 when compared to the corresponding period in 2020.
Fuel and other cost recovery revenues decreased in the first quarter 2020 when compared to the corresponding period in 2019 primarily due to decreases in generation and the average cost of fuel.
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
Wholesale Revenues – Affiliates

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$(41)	(68.3)
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

In the first quarter 2020, wholesale revenues from sales to affiliates were $19 million compared to $60 million for the corresponding period in 2019. The decrease was primarily due to a 58% decrease in KWH sales as a result of decreased coal generation largely due to lower natural gas prices and a 24% decrease in the price of energy due to lower natural gas prices in 2020 compared to the corresponding period in 2019.
Fuel and Purchased Power Expenses

	First Quarter 2020 vs. First Quarter 2019
	(change in millions)	(% change)
Fuel	$(86)	(28.6)
Purchased power – non-affiliates	3	8.1
Purchased power – affiliates	(3)	(14.3)
Total fuel and purchased power expenses	$(86)
In the first quarter 2020, fuel and purchased power expenses were $273 million compared to $359 million for the corresponding period in 2019. The decrease was primarily due to a $56 million net decrease in the volume of KWHs generated (excluding hydro) and purchased and a $30 million decrease in the average cost of generation and purchased power.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Alabama Power's energy cost recovery clause. See Note 2 to the financial statements under "Alabama Power – Rate ECR" in Item 8 of the Form 10-K for additional information.
Details of Alabama Power's generation and purchased power were as follows:

	First Quarter 2020	First Quarter 2019
Total generation (in billions of KWHs)	14	16
Total purchased power (in billions of KWHs)	1	1
Sources of generation (percent) —
Coal	34	43
Nuclear	28	23
Gas	20	19
Hydro	18	15
Cost of fuel, generated (in cents per net KWH) —
Coal	2.64	2.78
Nuclear	0.76	0.78
Gas	2.19	2.57
Average cost of fuel, generated (in cents per net KWH)	1.88	2.19
Average cost of purchased power (in cents per net KWH)(*)	4.86	5.75

(*)	Average cost of purchased power includes fuel, energy, and transmission purchased by Alabama Power for tolling agreements where power is generated by the provider.
Fuel
In the first quarter 2020, fuel expense was $215 million compared to $301 million for the corresponding period in 2019. The decrease was primarily due to a 32.8% decrease in the volume of KWHs generated by coal, a 14.8% decrease in the average cost of natural gas per KWH generated, which excludes fuel associated with tolling agreements, and increases of 5.7% and 5.5% in the volume of KWHs generated by nuclear and hydro, respectively.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Other Operations and Maintenance Expenses

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$(59)	(14.4)
In the first quarter 2020, other operations and maintenance expenses were $350 million compared to $409 million for the corresponding period in 2019. This decrease was primarily due to decreases of $30 million in generation expenses associated with scheduled outages, the closure of Plant Gorgas in 2019, and CNP Compliance-related expenses, $19 million in transmission and distribution maintenance expenses primarily related to reliability NDR credits and vegetation management expenses, and $12 million in expenses related to nuclear property insurance refunds. These decreases were partially offset by a $6 million increase in retirement benefit expenses. See Note 2 to the financial statements under "Alabama Power – Rate NDR" and " – Rate CNP Compliance" in Item 8 of the Form 10-K for additional information.
Other Income (Expense), Net

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$10	71.4
In the first quarter 2020, other income (expense), net was $24 million compared to $14 million for the corresponding period in 2019. This increase was primarily due to an increase in non-service cost-related retirement benefits income. See Note (H) to the Condensed Financial Statements herein for additional information.
Income Taxes

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$22	35.5
In the first quarter 2020, income taxes were $84 million compared to $62 million for the corresponding period in 2019. This increase was primarily due to higher pre-tax earnings in the current year.
Georgia Power
Net Income

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$20	6.4
Georgia Power's net income for the first quarter 2020 was $331 million compared to $311 million for the corresponding period in 2019. The increase was primarily due to impacts of the 2019 ARP effective January 1, 2020, including increased retail rates and lower income tax expense, largely offset by higher depreciation and amortization. See Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Retail Revenues

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$7	0.4
In the first quarter 2020, retail revenues were $1.68 billion compared to $1.67 billion for the corresponding period in 2019.
Details of the changes in retail revenues were as follows:

	First Quarter 2020
	(in millions)	(% change)
Retail – prior year	$1,668
Estimated change resulting from –
Rates and pricing	93	5.5%
Sales growth	16	1.0
Weather	(19)	(1.1)
Fuel cost recovery	(83)	(5.0)
Retail – current year	$1,675	0.4%
Revenues associated with changes in rates and pricing increased in the first quarter 2020 when compared to the corresponding period in 2019. The increase was primarily due to an increase in revenue recognized under the ECCR tariff effective January 1, 2020 as authorized in the 2019 ARP and the impacts of accruals for customer refunds in the first quarter 2019 related to Tax Reform. See Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales increased in the first quarter 2020 when compared to the corresponding period in 2019. Weather-adjusted residential KWH sales increased 3.6% in the first quarter 2020 due to increased average customer usage and customer growth. Weather-adjusted commercial KWH sales were flat in the first quarter 2020. Weather-adjusted industrial KWH sales decreased 3.1% in the first quarter 2020 primarily due to decreases in the paper and textile sectors, partially offset by an increase in the pipeline sector. Social distancing and shelter-in-place guidelines related to the COVID-19 pandemic, which began to be implemented in the last few weeks of the first quarter 2020, had a small impact on retail sales relative to other primary drivers. In general, COVID-19-related impacts depressed commercial sales and, to a lesser extent, industrial sales and increased residential sales.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues decreased in the first quarter 2020 when compared to the corresponding period in 2019 due to lower fuel and purchased power costs. Electric rates include provisions to periodically adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Georgia Power – Fuel Cost Recovery" in Item 7 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Fuel and Purchased Power Expenses

	First Quarter 2020 vs. First Quarter 2019
	(change in millions)	(% change)
Fuel	$(68)	(22.7)
Purchased power – non-affiliates	11	9.3
Purchased power – affiliates	(47)	(26.7)
Total fuel and purchased power expenses	$(104)
In the first quarter 2020, total fuel and purchased power expenses were $489 million compared to $593 million in the corresponding period in 2019. The decrease was due to a $96 million decrease related to the average cost of fuel and purchased power and a net decrease of $8 million related to the volume of KWHs generated and purchased.
Fuel and purchased power energy transactions do not have a significant impact on earnings since these fuel expenses are generally offset by fuel revenues through Georgia Power's fuel cost recovery mechanism. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Georgia Power – Fuel Cost Recovery" in Item 7 of the Form 10-K for additional information.
Details of Georgia Power's generation and purchased power were as follows:

	First Quarter 2020	First Quarter 2019
Total generation (in billions of KWHs)	13	13
Total purchased power (in billions of KWHs)	9	8
Sources of generation (percent) —
Gas	58	50
Nuclear	27	26
Coal	8	18
Hydro	7	6
Cost of fuel, generated (in cents per net KWH) —
Gas	2.12	2.59
Nuclear	0.80	0.81
Coal	3.83	3.23
Average cost of fuel, generated (in cents per net KWH)	1.87	2.21
Average cost of purchased power (in cents per net KWH)(*)	3.17	3.94

(*)	Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Fuel
In the first quarter 2020, fuel expense was $231 million compared to $299 million in the corresponding period in 2019. The decrease was primarily due to a 15.4% decrease in the average cost of fuel primarily related to lower cost of natural gas and a 3.5% decrease in the volume of KWHs generated largely due to lower customer demand driven by milder weather.
Purchased Power – Non-Affiliates
In the first quarter 2020, purchased power expense from non-affiliates was $129 million compared to $118 million in the corresponding period in 2019. The increase was primarily due to a 32.4% increase in the volume of KWHs purchased primarily due to scheduled outages at Georgia Power-owned generating units, largely offset by a 17.6% decrease in the average cost per KWH purchased primarily due to lower energy prices.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the first quarter 2020, purchased power expense from affiliates was $129 million compared to $176 million in the corresponding period in 2019. The decrease was primarily due to a 26.4% decrease in the average cost per KWH purchased primarily resulting from lower energy prices, a 6.7% decrease in the volume of KWHs purchased as Georgia Power units generally dispatched at a lower cost than other Southern Company system resources, and the expiration of a PPA.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$19	4.3
In the first quarter 2020, other operations and maintenance expenses were $465 million compared to $446 million in the corresponding period in 2019. The increase was primarily due to a $46 million increase in storm damage recovery as authorized in the 2019 ARP, partially offset by decreases of $12 million related to scheduled generation outages and $12 million related to nuclear property insurance refunds. See Note 2 to the financial statements under "Georgia Power – Storm Damage Recovery" in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$112	46.7
In the first quarter 2020, depreciation and amortization was $352 million compared to $240 million in the corresponding period in 2019. The increase was primarily due to increases of $51 million and $45 million resulting from the amortization of regulatory assets related to CCR AROs and higher depreciation rates, respectively, as authorized in the 2019 ARP and $12 million resulting from the amortization of regulatory assets related to the retirement of certain generating plants as approved in the Georgia Power 2019 IRP. See Note 2 to the financial statements under "Georgia Power – Rate Plans" and " – Integrated Resource Plan" in Item 8 of the Form 10-K for additional information.
Interest Expense, Net of Amounts Capitalized

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$15	15.6
In the first quarter 2020, interest expense, net of amounts capitalized was $111 million compared to $96 million in the corresponding period in 2019. The increase was primarily due to a $19 million increase in interest expense associated with an increase in average outstanding long-term borrowings, partially offset by a $5 million increase in amounts capitalized associated with Plant Vogtle Units 3 and 4. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings and Note (B) to

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

the Condensed Financial Statements under "Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
Other Income (Expense), Net

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$12	30.0
In the first quarter 2020, other income (expense), net was $52 million compared to $40 million in the corresponding period in 2019. The increase was primarily due to an $11 million increase in non-service cost-related retirement benefits income. See Note (H) to the Condensed Financial Statements herein for additional information.
Income Taxes

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$(65)	(80.2)
In the first quarter 2020, income taxes were $16 million compared to $81 million in the corresponding period in 2019. The decrease was primarily due to the flowback of excess deferred income taxes as authorized in the 2019 ARP and lower pre-tax earnings. See Note 2 to the financial statements under "Georgia Power – Rate Plans – Tax Reform Settlement Agreement" in Item 8 of the Form 10-K and Note (G) to the Condensed Financial Statements herein for additional information.
Mississippi Power
Net Income

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$(5)	(13.5)
Mississippi Power's net income for the first quarter 2020 was $32 million compared to $37 million for the corresponding period in 2019. The decrease was primarily due to an increase in scheduled generation outage costs, partially offset by a decrease in amortization associated with ECO Plan regulatory assets. See Note 2 to the financial statements under "Mississippi Power – Environmental Compliance Overview Plan" in Item 8 of the Form 10-K for additional information.
Retail Revenues

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$(4)	(2.0)
In the first quarter 2020, retail revenues were $199 million compared to $203 million for the corresponding period in 2019.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Details of the changes in retail revenues were as follows:

	First Quarter 2020
	(in millions)	(% change)
Retail – prior year	$203
Estimated change resulting from –
Rates and pricing	—	—%
Sales decline	(3)	(1.5)
Weather	5	2.5
Fuel and other cost recovery	(6)	(3.0)
Retail – current year	$199	(2.0)%
Revenues attributable to changes in sales decreased in the first quarter 2020 when compared to the corresponding period in 2019. Weather-adjusted residential KWH sales decreased 0.5% in the first quarter 2020 primarily due to an increase in energy saving initiatives. Weather-adjusted commercial KWH sales decreased 3.9% in the first quarter 2020 primarily due to the temporary closure of casinos and other non-essential businesses as a result of the COVID-19 pandemic. Industrial KWH sales increased 4.7% in the first quarter 2020 primarily due to increased production by several large industrial customers. Social distancing and shelter-in-place guidelines related to the COVID-19 pandemic, which began to be implemented in the last few weeks of the first quarter 2020, had no significant impact on residential and industrial sales relative to other primary drivers.
Fuel and other cost recovery revenues decreased in the first quarter 2020 when compared to the corresponding period in 2019 primarily as a result of lower recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$(6)	(10.5)
Wholesale revenues from sales to non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of Mississippi Power's and the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. In addition, Mississippi Power provides service under long-term contracts with rural electric cooperative associations and municipalities located in southeastern Mississippi under cost-based electric tariffs which are subject to regulation by the FERC. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Mississippi Power" in Item 7 of the Form 10-K for additional information.
In the first quarter 2020, wholesale revenues from sales to non-affiliates were $51 million compared to $57 million for the corresponding period in 2019. This decrease was primarily due to a decrease in revenue from MRA customers as a result of lower fuel costs and milder weather.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Wholesale Revenues – Affiliates

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$(1)	(4.5)
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
In the first quarter 2020, wholesale revenues from sales to affiliates were $21 million compared to $22 million for the corresponding period in 2019. This decrease was primarily due to a $9 million decrease associated with lower natural gas prices, partially offset by an $8 million increase associated with higher KWH sales due to the dispatch of Mississippi Power's lower cost generation resources to serve the Southern Company system's territorial load.
Fuel and Purchased Power Expenses

	First Quarter 2020 vs. First Quarter 2019
	(change in millions)	(% change)
Fuel	$(14)	(15.1)
Purchased power	2	66.7
Total fuel and purchased power expenses	$(12)
In the first quarter 2020, total fuel and purchased power expenses were $84 million compared to $96 million for the corresponding period in 2019. The decrease was primarily due to a $22 million decrease related to the cost of fuel and purchased power primarily due to the lower average cost of natural gas, partially offset by a $10 million increase associated with the volume of KWHs generated and purchased.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clause.
Details of Mississippi Power's generation and purchased power were as follows:

	First Quarter 2020	First Quarter 2019
Total generation (in millions of KWHs)	4,167	3,950
Total purchased power (in millions of KWHs)	188	90
Sources of generation (percent) –
Coal	3	4
Gas	97	96
Cost of fuel, generated (in cents per net KWH) –
Coal	4.30	4.42
Gas	1.95	2.46
Average cost of fuel, generated (in cents per net KWH)	2.02	2.53
Average cost of purchased power (in cents per net KWH)	2.64	3.71
Fuel
In the first quarter 2020, fuel expense was $79 million compared to $93 million for the corresponding period in 2019. This decrease was due to a 20% decrease in the average cost of fuel per KWH generated, partially offset by a 7% increase in the volume of KWHs generated.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Purchased Power
In the first quarter 2020, purchased power expense was $5 million compared to $3 million for the corresponding period in 2019. This increase was primarily the result of a 109% increase in the volume of KWHs purchased, partially offset by a 29% decrease in the average cost per KWH purchased.
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
Other Operations and Maintenance Expenses

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$15	24.6
In the first quarter 2020, other operations and maintenance expenses were $76 million compared to $61 million for the corresponding period in 2019. The increase was primarily due to increases of $10 million in scheduled generation outage costs and $2 million in employee compensation and benefit expenses.
Depreciation and Amortization

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$(6)	(12.5)
In the first quarter 2020, depreciation and amortization was $42 million compared to $48 million for the corresponding period in 2019 primarily related to a decrease in amortization associated with ECO Plan regulatory assets. See Note 2 to the financial statements under "Mississippi Power – Environmental Compliance Overview Plan" in Item 8 of the Form 10-K for additional information.
Southern Power
Net Income Attributable to Southern Power

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$19	33.9
Net income attributable to Southern Power for the first quarter 2020 was $75 million compared to $56 million for the corresponding period in 2019. The increase was primarily due to the impacts from the dispositions of Plant Nacogdoches in the second quarter 2019 and Plant Mankato in the first quarter 2020, including a $39 million ($23 million after tax) gain on sale, partially offset by PPA capacity revenue decreases in 2020. See Note (K) to the Condensed Financial Statements herein and Note 15 to the financial statements in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Operating Revenues

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$(68)	(15.3)
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
See FUTURE EARNINGS POTENTIAL – "Southern Power's Power Sales Agreements" herein for additional information regarding Southern Power's PPAs.
Operating Revenues Details
Details of Southern Power's operating revenues were as follows:

	First Quarter 2020	First Quarter 2019
	(in millions)
PPA capacity revenues	$90	$127
PPA energy revenues	205	227
Total PPA revenues	295	354
Non-PPA revenues	77	85
Other revenues	3	4
Total operating revenues	$375	$443

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

In the first quarter 2020, total operating revenues were $375 million, reflecting a $68 million, or 15%, decrease from the corresponding period in 2019. The decrease in operating revenues was primarily due to the following:

•
PPA capacity revenues decreased $37 million, or 29%, primarily due to a $22 million decrease related to the sale of Plant Nacogdoches in the second quarter 2019 and the sale of Plant Mankato in the first quarter 2020. In addition, the change reflects a reduction of $14 million from the contractual expiration of an affiliate natural gas PPA.

•
PPA energy revenues decreased $22 million, or 10%, due to a $32 million decrease in sales from natural gas facilities resulting from a $22 million decrease in the average cost of fuel and purchased power and a $10 million decrease in the volume of KWHs sold. This decrease was partially offset by a $10 million increase in sales primarily driven by the volume of KWHs generated by solar and wind facilities.

•
Non-PPA revenues decreased $8 million, or 9%, due to a $32 million decrease in the market price of energy, partially offset by a $24 million increase in the volume of KWHs sold through short-term sales.

Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	First Quarter 2020	First Quarter 2019
	(in billions of KWHs)
Generation	10.7	10.1
Purchased power	0.7	0.7
Total generation and purchased power	11.4	10.8

Total generation and purchased power, excluding solar, wind, and tolling agreements	7.2	6.6
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
Details of Southern Power's fuel and purchased power expenses were as follows:

	First Quarter 2020 vs. First Quarter 2019
	(change in millions)	(% change)
Fuel	$(38)	(26.2)
Purchased power	(10)	(41.7)
Total fuel and purchased power expenses	$(48)
In the first quarter 2020, total fuel and purchased power expenses decreased $48 million, or 28%, compared to the corresponding period in 2019. Fuel expense decreased $38 million due to a $53 million decrease in the average cost of fuel per KWH generated, partially offset by a $15 million increase associated with the volume of KWHs

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

generated. Purchased power expense decreased $10 million due to a $7 million decrease associated with the average cost of purchased power and a $3 million decrease associated with the volume of KWHs purchased.
(Gain) Loss on Dispositions, Net

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$(40)	N/M
N/M - Not meaningful
In the first quarter 2020, the sale of Plant Mankato resulted in a $39 million gain. See Note (K) to the Condensed Financial Statements under "Southern Power – Sales of Natural Gas and Biomass Plants" herein for additional information.
Income Taxes (Benefit)

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$16	177.8
In the first quarter 2020, income tax expense was $7 million compared to a $9 million benefit for the corresponding period in 2019. This change was primarily due to the tax impact from the sale of Plant Mankato in the first quarter 2020. See Notes (G) and (K) to the Condensed Financial Statements herein for additional information.
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
The number of customers served by gas distribution operations and gas marketing services can be impacted by natural gas prices, economic conditions, and competition from alternative fuels. Gas distribution operations and gas marketing services' customers are primarily located in Georgia, Illinois, and Ohio.
Southern Company Gas' natural gas volume metrics for gas distribution operations and gas marketing services illustrate the effects of weather and customer demand for natural gas. Wholesale gas services' physical sales volumes represent the daily average natural gas volumes sold to its customers.
Seasonality of Results
During the Heating Season, natural gas usage and operating revenues are generally higher as more customers are connected to the gas distribution systems and natural gas usage is higher in periods of colder weather. Occasionally in the summer, wholesale gas services' operating revenues are impacted due to peak usage by power generators in response to summer energy demands. Southern Company Gas' base operating expenses, excluding cost of natural gas, bad debt expense, and certain incentive compensation costs, are incurred relatively evenly throughout the year. Seasonality also affects the comparison of certain balance sheet items across quarters, including receivables,

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

unbilled revenues, natural gas for sale, and notes payable. However, these items are comparable when reviewing Southern Company Gas' annual results. Thus, Southern Company Gas' operating results for the interim periods presented are not necessarily indicative of annual results and can vary significantly from quarter to quarter.
Net Income

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$5	1.9
In the first quarter 2020, net income was $275 million compared to $270 million for the corresponding period in 2019. This increase in net income was primarily due to a $31 million increase at gas distribution operations primarily due to base rate increases for Nicor Gas and Atlanta Gas Light and continued investment in infrastructure replacement programs, partially offset by a $24 million decrease at wholesale gas services primarily due to reduced natural gas price volatility compared to the prior year. See Note 2 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
Natural Gas Revenues, including Alternative Revenue Programs

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$(225)	(15.3)
In the first quarter 2020, natural gas revenues, including alternative revenue programs, were $1.2 billion compared to $1.5 billion for the corresponding period in 2019.
Details of the changes in natural gas revenues, including alternative revenue programs, were as follows:

	First Quarter 2020
	(in millions)	(% change)
Natural gas revenues – prior year	$1,474
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	76	5.2%
Gas costs and other cost recovery	(249)	(16.9)
Weather	(10)	(0.7)
Wholesale gas services	(35)	(2.4)
Other	(7)	(0.5)
Natural gas revenues – current year	$1,249	(15.3)%
Revenues from infrastructure replacement programs and base rate changes increased in the first quarter 2020 compared to the corresponding period in 2019 primarily due to base rate increases at Nicor Gas and Atlanta Gas Light and continued investments recovered through infrastructure replacement programs. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues associated with gas costs and other cost recovery decreased in the first quarter 2020 compared to the corresponding period in 2019 primarily due to lower natural gas prices and decreased volumes of natural gas sold. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. See "Cost of Natural Gas" herein for additional information. Revenue impacts from weather and customer growth are described further below.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Revenues from wholesale gas services decreased in the first quarter 2020 compared to the corresponding period in 2019 primarily due to decreased commercial activity as a result of warmer weather, partially offset by derivative gains. See "Segment Information – Wholesale Gas Services" herein for additional information.
Southern Company Gas hedged the majority of its exposure to warmer-than-normal weather in Illinois for gas distribution operations and in Illinois and Georgia for gas marketing services. See Heating Degree Days information below.
During Heating Season, natural gas usage and operating revenues are generally higher. Weather typically does not have a significant net income impact other than during the Heating Season. The following table presents Heating Degree Days information for Illinois and Georgia, the primary locations where Southern Company Gas' operations are impacted by weather.

	First Quarter			2020 vs. normal	2020 vs. 2019
	Normal(a)	2020	2019	colder (warmer)	colder (warmer)
	(in thousands)
Illinois(b)	3,053	2,759	3,297	(9.6)%	(16.3)%
Georgia	1,427	1,091	1,213	(23.5)%	(10.1)%

(a)
Normal represents the 10-year average from January 1, 2010 through March 31, 2019 for Illinois at Chicago Midway International Airport and for Georgia at Atlanta Hartsfield-Jackson International Airport, based on information obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center.

(b)
Heating Degree Days in Illinois are expected to have a limited financial impact in future years. In October 2019, Nicor Gas received approval for a volume balancing adjustment, a revenue decoupling mechanism for residential customers that provides a monthly benchmark level of revenue per rate class for recovery.

The following table provides the number of customers served by Southern Company Gas at March 31, 2020 and 2019:

	March 31,
	2020	2019	2020 vs. 2019
	(in thousands, except market share %)		(% change)
Gas distribution operations	4,298	4,276	0.5%
Gas marketing services
Energy customers(*)	638	701	(9.0)%
Market share of energy customers in Georgia	28.8%	28.8%

(*)
Gas marketing services' customers are primarily located in Georgia and Illinois. Also included as of March 31, 2019 were approximately 70,000 customers in Ohio contracted through an annual auction process to serve for 12 months beginning April 1, 2018.

Southern Company Gas anticipates overall customer growth trends in gas distribution operations to continue as it expects continued low natural gas prices. Southern Company Gas uses a variety of targeted marketing programs to attract new customers and to retain existing customers.
Cost of Natural Gas

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$(247)	(36.0)
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 87% of total cost of natural

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

gas for the first quarter 2020. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Southern Company Gas – Cost of Natural Gas" in Item 7 of the Form 10-K and "Natural Gas Revenues, including Alternative Revenue Programs" herein for additional information.
In the first quarter 2020, cost of natural gas was $439 million compared to $686 million for the corresponding period in 2019. This decrease reflects a 38.0% decrease in natural gas prices compared to 2019 and decreased volumes primarily as a result of warmer weather in the first quarter 2020 compared to 2019.
The following table details the volumes of natural gas sold during all periods presented.

	First Quarter		2020 vs. 2019
	2020	2019
Gas distribution operations (mmBtu in millions)
Firm	258	296	(12.8)%
Interruptible	24	25	(4.0)
Total	282	321	(12.1)%
Wholesale gas services (mmBtu in millions/day)
Daily physical sales	6.9	7.0	(1.4)%
Gas marketing services (mmBtu in millions)
Firm:
Georgia	14	15	(6.7)%
Illinois	5	6	(16.7)
Other	5	8	(37.5)
Interruptible large commercial and industrial	4	4	—
Total	28	33	(15.2)%
Other Operations and Maintenance Expenses

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$23	9.8
In the first quarter 2020, other operations and maintenance expenses were $258 million compared to $235 million for the corresponding period in 2019. This increase was primarily due to an increase in medical and retirement benefit expenses and expenses passed through directly to customers primarily related to bad debt and pipeline compliance and maintenance activities.
Taxes Other Than Income Taxes

First Quarter 2020 vs. First Quarter 2019
(change in millions)	(% change)
$(10)	(12.2)
In the first quarter 2020, taxes other than income taxes were $72 million compared to $82 million for the corresponding period in 2019. This decrease primarily reflects a decrease in revenue tax expenses as a result of lower natural gas revenues at Nicor Gas. These revenue tax expenses are passed through directly to customers and have no impact on net income.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
Detailed variance explanations of Southern Company Gas' financial performance are provided herein.
Reconciliations of operating income to adjusted operating margin are as follows:

	First Quarter 2020	First Quarter 2019
	(in millions)
Operating Income	$360	$353
Other operating expenses(a)	450	435
Revenue taxes(b)	(45)	(54)
Adjusted Operating Margin	$765	$734

(a)	Includes other operations and maintenance, depreciation and amortization, and taxes other than income taxes.

(b)	Nicor Gas' revenue tax expenses, which are passed through directly to customers.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Segment Information
Adjusted operating margin, operating expenses, and net income for each segment are provided in the table below. See Note (L) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.

	First Quarter 2020			First Quarter 2019
	Adjusted Operating Margin(*)	Operating Expenses(*)	Net Income (Loss)	Adjusted Operating Margin(*)	Operating Expenses(*)	Net Income (Loss)
	(in millions)			(in millions)
Gas distribution operations	$595	$340	$164	$524	$314	$133
Gas pipeline investments	8	3	30	8	3	32
Wholesale gas services	50	17	23	84	19	47
Gas marketing services	107	30	57	115	31	61
All other	6	16	1	6	17	(3)
Intercompany eliminations	(1)	(1)	—	(3)	(3)	—
Consolidated	$765	$405	$275	$734	$381	$270

(*)	Adjusted operating margin and operating expenses are adjusted for Nicor Gas' revenue tax expenses, which are passed through directly to customers.
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
In the first quarter 2020, net income increased $31 million, or 23.3%, compared to the corresponding period in 2019. The $71 million increase in adjusted operating margin primarily reflects base rate increases for Nicor Gas and Atlanta Gas Light and continued investments recovered through infrastructure replacement programs, partially offset by warmer weather, net of weather normalization mechanisms. The $26 million increase in operating expenses includes increased medical and retirement benefit expenses, higher expenses passed through directly to customers, primarily related to bad debt and pipeline compliance and maintenance activities, and additional depreciation primarily due to additional assets placed in service. The $6 million increase in other income (expense), net is primarily due to an increase in non-service cost-related retirement benefits income. The $20 million increase in income tax expense is primarily due to higher pre-tax earnings and a decrease in the flowback of excess deferred income taxes at Atlanta Gas Light. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein for additional information.
Gas Pipeline Investments
Gas pipeline investments consists primarily of joint ventures in natural gas pipeline investments including SNG, PennEast Pipeline, Dalton Pipeline, and Atlantic Coast Pipeline (until its sale on March 24, 2020). See Notes (E)

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

and (K) to the Condensed Financial Statements under "Southern Company Gas" herein and Note 7 to the financial statements in Item 8 of the Form 10-K for additional information.
In the first quarter 2020, there were no material changes in net income compared to the corresponding period in 2019.
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
In the first quarter 2020, net income decreased $24 million, or 51.1%, compared to the corresponding period in 2019. This decrease primarily relates to a $34 million decrease in adjusted operating margin, partially offset by a $2 million decrease in operating expenses and a $7 million decrease in income tax expense.
Details of the changes in adjusted operating margin are provided in the table below. The decrease in operating expenses primarily reflect lower compensation expenses.

	First Quarter 2020	First Quarter 2019
	(in millions)
Commercial activity recognized	$(20)	$38
Gain (loss) on storage derivatives	(6)	3
Gain on transportation and forward commodity derivatives	77	29
LOCOM adjustments, net of current period recoveries	(1)	(2)
Purchase accounting adjustments to fair value inventory and contracts	—	16
Adjusted operating margin	$50	$84
Change in Commercial Activity
The commercial activity at wholesale gas services includes recognition of storage and transportation values that were generated in prior periods, which reflect the impact of prior period hedge gains and losses as associated physical transactions occur. The decrease in commercial activity in the first quarter 2020 compared to the corresponding period in 2019 was primarily due to warmer-than-normal weather conditions.
Change in Storage and Transportation Derivatives
Volatility in the natural gas market arises from a number of factors, such as weather fluctuations or changes in supply or demand for natural gas in different regions of the U.S. The volatility of natural gas commodity prices has a significant impact on Southern Company Gas' customer rates, long-term competitive position against other energy sources, and the ability of wholesale gas services to capture value from locational and seasonal spreads. Forward storage or time spreads applicable to the locations of wholesale gas services' specific storage positions in 2020 resulted in storage derivative losses. Transportation and forward commodity derivative gains in 2020 are primarily the result of narrowing transportation spreads due to supply constraints and increases in natural gas supply, which impacted forward prices at natural gas receipt and delivery points, primarily in the Northeast and Midwest regions.
Withdrawal Schedule and Physical Transportation Transactions
The expected natural gas withdrawals from storage and expected offset to prior hedge losses/gains associated with the transportation portfolio of wholesale gas services are presented in the following table, along with the net operating revenues expected at the time of withdrawal from storage and the physical flow of natural gas between

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

contracted transportation receipt and delivery points. Wholesale gas services' expected net operating revenues exclude storage and transportation demand charges, as well as other variable fuel, withdrawal, receipt, and delivery charges, and exclude estimated profit sharing under asset management agreements. Further, the amounts that are realizable in future periods are based on the inventory withdrawal schedule, planned physical flow of natural gas between the transportation receipt and delivery points, and forward natural gas prices at March 31, 2020. A portion of wholesale gas services' storage inventory and transportation capacity is economically hedged with futures contracts, which results in the realization of substantially fixed net operating revenues.

	Storage withdrawal schedule
	Total storage(a)	Expected net operating gains(b)	Physical transportation transactions – expected net operating losses(c)
	(in mmBtu in millions)	(in millions)	(in millions)
2020	13	$2	$(12)
2021 and thereafter	16	12	(65)
Total at March 31, 2020	29	$14	$(77)

(a)	At March 31, 2020, the WACOG of wholesale gas services' expected natural gas withdrawals from storage was $1.80 per mmBtu.

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

The unrealized storage and transportation derivative gains do not change the underlying economic value of wholesale gas services' storage and transportation positions and will be reversed when the related transactions occur and are recognized. For more information on wholesale gas services' energy marketing and risk management activities, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 of the Form 10-K.
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
In the first quarter 2020, net income decreased $4 million compared to the corresponding period in 2019. This decrease primarily relates to an $8 million decrease in adjusted operating margin, partially offset by a $1 million decrease in operating expenses and a $3 million decrease in income tax expense. The decrease in adjusted operating margin is primarily due to lower recoveries of prior period hedge losses, fewer customers as a result of the Ohio auction process, and warmer weather, partially offset by decreased gas costs and increased customer count in Georgia.
All Other
All other includes natural gas storage businesses, fuels operations through the sale of Southern Company Gas' interest in Pivotal LNG on March 24, 2020, the investment in Triton through its sale on May 29, 2019, AGL Services Company, and Southern Company Gas Capital, as well as various corporate operating expenses that are not allocated to the reportable segments and interest income (expense) associated with affiliate financing arrangements. See Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information on the sale of its interest in Pivotal LNG.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

In the first quarter 2020, there were no material changes in net income compared to the corresponding period in 2019.
Segment Reconciliations
Reconciliations of operating income to adjusted operating margin for the first quarter 2020 and 2019 are reflected in the following tables. See Note (L) to the Condensed Financial Statements herein for additional information.

	First Quarter 2020
	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services	Gas Marketing Services	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$255	$5	$33	$77	$(10)	$—	$360
Other operating expenses(a)	385	3	17	30	16	(1)	450
Revenue tax expense(b)	(45)	—	—	—	—	—	(45)
Adjusted Operating Margin	$595	$8	$50	$107	$6	$(1)	$765

	First Quarter 2019
	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services	Gas Marketing Services	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$210	$5	$65	$84	$(11)	$—	$353
Other operating expenses(a)	368	3	19	31	17	(3)	435
Revenue tax expense(b)	(54)	—	—	—	—	—	(54)
Adjusted Operating Margin	$524	$8	$84	$115	$6	$(3)	$734

(a)	Includes other operations and maintenance, depreciation and amortization, and taxes other than income taxes.

(b)	Nicor Gas' revenue tax expenses, which are passed through directly to customers.
FUTURE EARNINGS POTENTIAL
Each Registrant's results of operations are not necessarily indicative of its future earnings potential. Recent disposition activities described under "Acquisitions and Dispositions" herein, in Note (K) to the Condensed Financial Statements herein, and in Note 15 to the financial statements in Item 8 of the Form 10-K will impact future earnings for the applicable Registrants. The level of the Registrants' future earnings depends on numerous factors that affect the opportunities, challenges, and risks of the Registrants' primary businesses of selling electricity and/or distributing natural gas, as described further herein.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Global and U.S. economic conditions have been significantly affected by a series of demand and supply shocks. Most prominently, the COVID-19 pandemic has negatively impacted global supply chains and global demand for goods and services and public policy responses of social distancing and closing non-essential businesses have further restricted economic activity. In addition, a large supply shock of excess oil production due to actions by members of the Organization of the Petroleum Exporting Countries has significantly reduced oil prices, creating further volatility in financial markets. The combination of these economic shocks has driven the global and U.S. economies into a significant downturn. The drivers, speed, and depth of this economic contraction are unprecedented and have reduced energy demand primarily in the commercial and industrial classes. As a partial offset to these reductions, social distancing and shelter-in-place policies are increasing demand from residential customers in the short term. While these impacts on demand are expected to continue throughout, and for a period of time following, the pandemic, the ultimate extent of the negative impact on revenues depends on the depth and duration of the economic contraction in the Southern Company system's service territory and cannot be determined at this time.
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
The level of future earnings for Southern Company Gas' primary business of distributing natural gas and its complementary businesses in the gas pipeline investments, wholesale gas services, and gas marketing services sectors depends on numerous factors. These factors include the natural gas distribution utilities' ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs, the completion and subsequent operation of ongoing infrastructure and other construction projects, creditworthiness of customers, and Southern Company Gas' ability to optimize its transportation and storage positions and to re-contract storage rates at favorable prices. The volatility of natural gas prices has an impact on Southern Company Gas' customer rates, its long-term competitive position against other energy sources, and the ability of Southern Company Gas' gas marketing services and wholesale gas services businesses to capture value from locational and seasonal spreads. Additionally, changes in commodity prices subject a portion of Southern Company Gas' operations to earnings variability. Over the longer term, volatility is expected to be low to moderate and locational and/or transportation spreads are expected to decrease as new pipelines are built to reduce the existing supply constraints in the shale areas of the Northeast U.S. To the extent these pipelines are further delayed or not built, volatility could increase. See "Construction Programs" herein for additional information on permitting challenges experienced by the PennEast Pipeline. Additional economic factors may contribute to this environment, including a significant drop in oil and natural gas prices, which could lead to consolidation of natural gas producers or reduced levels of natural gas production. In addition, if the COVID-19 pandemic results in a continued economic downturn for a sustained period, demand for natural gas may decrease, resulting in further downward pressure on natural gas prices and lower volatility in the natural gas markets on a longer-term basis.
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
AND RESULTS OF OPERATIONS (Continued)

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
For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL in Item 7 of the Form 10-K and RISK FACTORS in Item 1A herein.
Acquisitions and Dispositions
See Note 15 to the financial statements in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements herein for additional information.
Alabama Power
On April 22, 2020, the FERC approved the Autauga Combined Cycle Acquisition. The Autauga Combined Cycle Acquisition remains subject to approval by the Alabama PSC. See "Regulatory Matters – Alabama Power" herein for additional information. The ultimate outcome of this matter cannot be determined at this time.
Southern Power
On January 17, 2020, Southern Power completed the sale of its equity interests in Plant Mankato (including the 385-MW expansion unit completed in May 2019) to a subsidiary of Xcel for a purchase price of approximately $663 million, including final working capital adjustments. The sale resulted in a gain of approximately $39 million ($23 million after tax). Pre-tax income for Plant Mankato was immaterial for the three months ended March 31, 2020 and 2019.
In March 2020, Southern Power entered into an agreement to acquire a controlling membership interest in an approximately 300-MW wind facility located in South Dakota. The acquisition is subject to FERC approval and certain other customary conditions to closing, including commercial operation of the facility, which is expected to occur in the fourth quarter 2020. The facility's output is contracted under two long-term PPAs. The ultimate outcome of this matter cannot be determined at this time.
Southern Power continues to evaluate and refine the deployment of the remaining wind turbine equipment purchased in 2016 and 2017 to development and construction projects. During the three months ended March 31, 2020, certain wind turbine equipment was sold, resulting in an immaterial gain.
Southern Company Gas
On March 24, 2020, Southern Company Gas completed the sale of its interests in Pivotal LNG and Atlantic Coast Pipeline to Dominion Modular LNG Holdings, Inc. and Dominion Atlantic Coast Pipeline, LLC, respectively, with aggregate proceeds of $178 million, including estimated working capital adjustments. The preliminary loss associated with the transactions was immaterial. Southern Company Gas may also receive two future payments of $5 million each, contingent upon certain milestones related to Pivotal LNG being met by Dominion Modular LNG Holdings, Inc. See Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
Environmental Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" in Item 7 and Note 3 to the financial statements under "Environmental Remediation" in Item 8 of the Form 10-K, as well as Note (C) to the Condensed Financial Statements under "Environmental Remediation" herein, for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
Petition for Certificate of Convenience and Necessity
During March 2020, a hearing was held before the Alabama PSC regarding Alabama Power's petition for a certificate of convenience and necessity (CCN) to procure additional capacity, including the Autauga Combined Cycle Acquisition. On April 22, 2020, the FERC approved the Autauga Combined Cycle Acquisition. The Autauga Combined Cycle Acquisition, as well as procurement of the other resources identified in Alabama Power's CCN petition, remain subject to approval by the Alabama PSC. The ultimate outcome of this matter cannot be determined at this time.
Georgia Power
Georgia Power's revenues from regulated retail operations are collected through various rate mechanisms subject to the oversight of the Georgia PSC. Georgia Power currently recovers its costs from the regulated retail business through an alternate rate plan, which includes traditional base tariffs, Demand-Side Management tariffs, the Environmental Compliance Cost Recovery tariff, and Municipal Franchise Fee tariffs. In addition, financing costs on certified construction costs of Plant Vogtle Units 3 and 4 are being collected through the NCCR tariff and fuel costs are collected through a separate fuel cost recovery tariff.
Deferral of Incremental COVID-19 Costs
On April 7, 2020, in response to the COVID-19 pandemic, the Georgia PSC approved an order directing Georgia Power to continue its previous, voluntary suspension of customer disconnections and to defer the resulting incremental bad debt and other incremental costs as a regulatory asset. Georgia Power and the staff of the Georgia PSC will work collaboratively to establish a methodology for identifying these incremental costs. The period over which such costs will be recovered is expected to be determined in Georgia Power's next base rate case. At March 31, 2020, the incremental costs deferred were immaterial. The ultimate outcome of this matter cannot be determined at this time.
Integrated Resource Plan
On March 5, 2020, the Sierra Club filed a petition for judicial review in the Superior Court of Fulton County to appeal the Georgia PSC's decision in the 2019 ARP allowing Georgia Power to recover compliance costs for CCR AROs. The ultimate outcome of this matter cannot be determined at this time.
Fuel Cost Recovery
On March 9, 2020, Georgia Power filed a request with the Georgia PSC to decrease fuel rates by 16% effective June 1, 2020, which is expected to reduce annual billings by approximately $329 million. Georgia Power expects the Georgia PSC to make a final decision on this matter on May 28, 2020. The ultimate outcome of this matter cannot be determined at this time.
Mississippi Power
Mississippi Power's rates and charges for service to retail customers are subject to the regulatory oversight of the Mississippi PSC. Mississippi Power's rates are a combination of base rates and several separate cost recovery

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

clauses for specific categories of costs. These separate cost recovery clauses address such items as fuel and purchased power, ad valorem taxes, property damage, and the costs of compliance with environmental laws and regulations. Costs not addressed through one of the specific cost recovery clauses are expected to be recovered through Mississippi Power's base rates.
2019 Base Rate Case
On March 17, 2020, the Mississippi PSC approved the Mississippi Power Rate Case Settlement Agreement between Mississippi Power and the Mississippi Public Utilities Staff related to Mississippi Power's base rate case filed in November 2019.
Under the terms of the Mississippi Power Rate Case Settlement Agreement, annual retail rates decreased approximately $16.7 million, or 1.85%, effective for the first billing cycle of April 2020, based on a test year period of January 1, 2020 through December 31, 2020, a 53% average equity ratio, an allowed maximum actual equity ratio of 55% by the end of 2020, and a 7.57% return on investment.
Additionally, the approved Mississippi Power Rate Case Settlement Agreement: (i) established common amortization periods of four years for regulatory assets and three years for regulatory liabilities included in the approved revenue requirement, including those related to unprotected deferred income taxes; (ii) established new depreciation rates reflecting an annual increase in depreciation of approximately $10 million; and (iii) excluded certain compensation costs totaling approximately $3.9 million. It also eliminated separate rates for costs associated with Plant Ratcliffe and energy efficiency initiatives and includes such costs in the PEP, ECO Plan, and ad valorem tax adjustment factor, as applicable. In accordance with the previous order of the Mississippi PSC suspending the operation of PEP and the ECO Plan for 2018 through 2020, Mississippi Power plans to resume PEP proceedings and ECO Plan filings for 2021.
Performance Evaluation Plan
Under the Mississippi Power Rate Case Settlement Agreement, Mississippi Power is required to file with the Mississippi PSC PEP compliance rate clauses to incorporate Mississippi Power's and the Mississippi Public Utilities Staff's recommended revisions to PEP by May 18, 2020. These revisions include, but are not limited to, changing the filing date for the annual PEP rate filing from November of the immediately preceding year to March of the current year, utilizing a historic test year adjusted for "known and measurable" changes, using discounted cash flow and regression formulas to determine base return on equity, and moving all embedded ad valorem property taxes currently collected in PEP to the ad valorem tax adjustment clause. These revisions are subject to the approval of the Mississippi PSC. The ultimate outcome of this matter cannot be determined at this time.
Deferral of Incremental COVID-19 Costs
On April 14, 2020, in order to mitigate the economic impact of the COVID-19 pandemic on customers, the Mississippi PSC approved an order directing Mississippi Power to continue its previous, voluntary suspension of customer disconnections and to defer as a regulatory asset all necessary and reasonable incremental costs or expenses to plan, prepare, stage, or react to protect and keep safe its employees and customers, and to reliably operate its utility system during the COVID-19 pandemic. The period over which such costs will be recovered is expected to be determined in Mississippi Power's next PEP filing. At March 31, 2020, the incremental costs deferred were immaterial. The ultimate outcome of this matter cannot be determined at this time.
Municipal and Rural Associations Tariff
On April 27, 2020, Mississippi Power filed a request with the FERC for an increase in wholesale base revenues under the MRA tariff as agreed upon in a settlement agreement reached with its wholesale customers. The MRA settlement agreement provides that base rates will increase $2 million annually, effective May 1, 2020. Mississippi Power expects the FERC to rule on the request in the second quarter 2020. The ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Southern Company Gas
The natural gas distribution utilities are subject to regulation and oversight by their respective state regulatory agencies for the rates charged to their customers and other matters. With the exception of Atlanta Gas Light, which does not sell natural gas to end-use customers, the natural gas distribution utilities are authorized by the relevant regulatory agencies in the states in which they serve to use natural gas cost recovery mechanisms that adjust rates to reflect changes in the wholesale cost of natural gas and ensure recovery of all costs prudently incurred in purchasing natural gas for customers. Natural gas cost recovery revenues are adjusted for differences in actual recoverable natural gas costs and amounts billed in current regulated rates. Changes in the billing factor will not have a significant effect on revenues or net income, but will affect cash flows. In addition to natural gas cost recovery mechanisms, there are other cost recovery mechanisms, such as regulatory riders, which vary by utility but allow recovery of certain costs, such as those related to infrastructure replacement programs, as well as environmental remediation, energy efficiency plans, and bad debt.
The natural gas distribution utilities have various regulatory mechanisms to recover bad debt expense, which will mitigate potential increases in bad debt expense as a result of the COVID-19 pandemic. Nicor Gas fully recovers its bad debt expenses, both the gas and non-gas portions, through its purchased gas adjustment mechanism and separate bad debt rider. Virginia Natural Gas and Chattanooga Gas recover the gas portion of bad debt expense through their purchased gas adjustment mechanisms and the non-gas portion of bad debt expense through their base rates in accordance with established benchmarks. Atlanta Gas Light does not have material bad debt expense because its receivables are from Marketers, rather than end-use customers. Its tariff allows it to obtain credit security support from the Marketers in an amount equal to at least two times their estimated highest bill.
Rate Proceedings
On February 3, 2020, Virginia Natural Gas filed a notice of intent with the Virginia Commission as required prior to the filing of a base rate case. Virginia Natural Gas planned to file its rate case in April 2020 but, as a result of the COVID-19 pandemic, now expects to file in June 2020. The ultimate outcome of this matter cannot be determined at this time.
Construction Programs
Overview
The Subsidiary Registrants are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. The Southern Company system intends to continue its strategy of developing and constructing new electric generating facilities, expanding and improving the electric transmission and electric and natural gas distribution systems, and undertaking projects to comply with environmental laws and regulations.
For the traditional electric operating companies, major generation construction projects are subject to state PSC approval in order to be included in retail rates. The largest construction project currently underway in the Southern Company system is Plant Vogtle Units 3 and 4. See "Nuclear Construction" herein for additional information. Also see Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for information regarding Alabama Power's construction of Plant Barry Unit 8.
While Southern Power generally constructs and acquires generation assets covered by long-term PPAs, any uncontracted capacity could negatively affect future earnings. See "Southern Power" herein, "Acquisitions and Dispositions – Southern Power" herein, and Note (K) to the Condensed Financial Statements under "Southern Power" herein, as well as Note 15 to the financial statements under "Southern Power" in Item 8 of the Form 10-K, for additional information about costs relating to Southern Power's acquisitions that involve construction of renewable energy facilities.
Southern Company Gas is engaged in various infrastructure improvement programs designed to update or expand the natural gas distribution systems of the natural gas distribution utilities to improve reliability and meet

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

operational flexibility and growth. The natural gas distribution utilities recover their investment and a return associated with these infrastructure programs through their regulated rates. See "Southern Company Gas" herein for additional information regarding infrastructure improvement programs at the natural gas distribution utilities and the PennEast pipeline construction project.
See FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" herein for additional information regarding the Registrants' capital requirements for their construction programs.
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
See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for information on the Amended and Restated Loan Guarantee Agreement, including applicable covenants, events of default, mandatory prepayment events, and conditions to borrowing.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4 by the expected in-service dates of November 2021 and November 2022, respectively, is as follows:

(in billions)
Base project capital cost forecast(a)(b)	$8.2
Construction contingency estimate	0.2
Total project capital cost forecast(a)(b)	8.4
Net investment as of March 31, 2020(b)	(6.2)
Remaining estimate to complete(a)	$2.2

(a)	Excludes financing costs expected to be capitalized through AFUDC of approximately $270 million, of which $36 million had been accrued through March 31, 2020.

(b)	Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.1 billion, of which $2.3 billion had been incurred through March 31, 2020.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of commodity installation, system turnovers, and workforce statistics.
During the first quarter 2020, approximately $66 million of the $366 million construction contingency estimate established in the second quarter 2018 was allocated to the base capital cost forecast for cost risks including, among other things, construction productivity, field support, subcontracts, and procurement, as well as the impacts of the April 2020 reduction in workforce described below.
Through March 31, 2020, a total of approximately $206 million of the $366 million construction contingency estimate established in the second quarter 2018 has been allocated to the base capital cost forecast for cost risks including, among other factors, construction productivity, including the April 2020 reduction in workforce described below; craft labor incentives; adding resources for supervision, field support, project management, initial test program, start-up, and operations and engineering support; subcontracts; and procurement. As and when construction contingency is spent, Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery.
In April 2019, Southern Nuclear established aggressive target values for monthly construction production and system turnover activities as part of a strategy to maintain and, where possible, build margin to the regulatory-approved in-service dates of November 2021 for Unit 3 and November 2022 for Unit 4. Through early 2020, the project faced challenges with the April 2019 aggressive strategy targets including, but not limited to, electrical and pipefitting labor productivity and closure rates for work packages, which resulted in a backlog of activities and completion percentages below the April 2019 aggressive strategy targets.
In February 2020, Southern Nuclear updated its cost and schedule forecast, which did not change the total project capital cost forecast and confirmed the expected in-service dates of November 2021 for Unit 3 and November 2022 for Unit 4. This update included initiatives to improve productivity while refining and extending system turnover plans and certain near-term milestone dates. Other milestone dates did not change. Achievement of the aggressive site work plan relies on meeting increased monthly production and activity target values during 2020. Through March 2020, Unit 3 mechanical, electrical, and subcontract activities started to build a backlog; however, overall production was generally consistent with the updated aggressive site work plan.
In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site, including worker distancing measures, isolating individuals who have tested positive for COVID-19, are showing symptoms consistent with COVID-19, are being tested for

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

COVID-19, or have been in close contact with such persons, requiring self-quarantine, and adopting additional precautionary measures. Multiple members of the workforce have tested positive for COVID-19. The COVID-19 pandemic has impacted productivity levels and pace of activity completion.
On April 15, 2020, Georgia Power, acting for itself and as agent for the other Vogtle Owners, announced a reduction in workforce at Plant Vogtle Units 3 and 4 expected to total approximately 20% of the existing workforce. This reduction in workforce was a mitigation action intended to address the impact of the COVID-19 pandemic on the Plant Vogtle Units 3 and 4 workforce and construction site, including ongoing challenges with labor productivity that have been exacerbated by the impact of the COVID-19 pandemic. It is expected to provide operational efficiencies by increasing productivity of the remaining workforce and reducing workforce fatigue and absenteeism. It is also expected to allow for increased social distancing by the workforce and facilitate compliance with the latest recommendations from the Centers for Disease Control and Prevention.
To meet the 2020 targets in the aggressive site work plan for both Unit 3 and Unit 4, construction productivity, including subcontractors, must improve and be sustained above historical average levels. In addition, appropriate levels of craft laborers, particularly electrical and pipefitter craft labor, must be maintained. The workforce levels resulting from the April 2020 reduction are expected to last at least through the summer as Georgia Power continues to monitor the impacts of the COVID-19 pandemic on the construction site. Georgia Power's proportionate share of the estimated incremental cost of this mitigation action, which is currently estimated to total approximately $20 million and is included in the first quarter 2020 contingency allocation, assumes absenteeism rates normalize and the intended productivity efficiencies are realized in the coming months. Based on these assumptions, while this mitigation action has extended and may further extend certain milestone dates in the updated aggressive site work plan, Georgia Power does not expect it to affect either the total project capital cost forecast or the ability to achieve the regulatory-approved in-service dates of November 2021 and November 2022 for Plant Vogtle Units 3 and 4, respectively. Southern Nuclear and Georgia Power continue to believe that pursuit of an aggressive site work plan is an appropriate strategy to achieve completion of the units by their regulatory-approved in-service dates.
As construction, including subcontract work, continues and testing and system turnover activities increase, challenges with management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity, particularly in the installation of electrical and mechanical commodities, ability to attract and retain craft labor, and/or related cost escalation; procurement, fabrication, delivery, assembly, installation, system turnover, and the initial testing and start-up, including any required engineering changes or any remediation related thereto, of plant systems, structures, or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale), any of which may require additional labor and/or materials; regional transmission upgrades; or other issues could arise and change the projected schedule and estimated cost.
In addition, the continuing effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Plant Vogtle Units 3 and 4. The ultimate impact of the COVID-19 pandemic on the construction schedule and budget for Plant Vogtle Units 3 and 4 cannot be determined at this time.
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the NRC. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the ITAAC documentation for each unit and the related reviews and approvals by the NRC necessary to support NRC authorization to load fuel, may arise, which may result in additional license amendments or require other resolution. As part of the aggressive site work plan, in January 2020, Southern Nuclear notified the NRC of its intent to load fuel in 2020. On April 20, 2020, Nuclear Watch South filed a request for hearing and contention with the NRC that challenges the closure of certain ITAAC. If any license

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.
The ultimate outcome of these matters cannot be determined at this time. However, any extension of the regulatory-approved project schedule is currently estimated to result in additional base capital costs of approximately $50 million per month, based on Georgia Power's ownership interests, and AFUDC of approximately $10 million per month. While Georgia Power is not precluded from seeking recovery of any future capital cost forecast increase, management will ultimately determine whether or not to seek recovery. Any further changes to the capital cost forecast that are not expected to be recoverable through regulated rates will be required to be charged to income and such charges could be material.
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
Amendments to the Vogtle Joint Ownership Agreements
In connection with the vote to continue construction, Georgia Power entered into (i) a binding term sheet (Vogtle Owner Term Sheet) with the other Vogtle Owners and MEAG Power's wholly-owned subsidiaries MEAG Power SPVJ, LLC (MEAG SPVJ), MEAG Power SPVM, LLC (MEAG SPVM), and MEAG Power SPVP, LLC (MEAG SPVP) to take certain actions which partially mitigate potential financial exposure for the other Vogtle Owners, including additional amendments to the Vogtle Joint Ownership Agreements and the purchase of PTCs from the other Vogtle Owners at pre-established prices, and (ii) a term sheet (MEAG Term Sheet) with MEAG Power and MEAG SPVJ to provide up to $300 million of funding with respect to MEAG SPVJ's ownership interest in Plant Vogtle Units 3 and 4 under certain circumstances. In January 2019, Georgia Power, MEAG Power, and MEAG SPVJ entered into an agreement to implement the provisions of the MEAG Term Sheet. In February 2019, Georgia Power, the other Vogtle Owners, and MEAG Power's wholly-owned subsidiaries MEAG SPVJ, MEAG SPVM, and MEAG SPVP entered into certain amendments to the Vogtle Joint Ownership Agreements to implement the provisions of the Vogtle Owner Term Sheet (Global Amendments).
As previously disclosed, pursuant to the Global Amendments: (i) each Vogtle Owner must pay its proportionate share of qualifying construction costs for Plant Vogtle Units 3 and 4 based on its ownership percentage up to the estimated cost at completion (EAC) for Plant Vogtle Units 3 and 4 which formed the basis of Georgia Power's forecast of $8.4 billion in the nineteenth VCM plus $800 million; (ii) Georgia Power will be responsible for 55.7% of actual qualifying construction costs between $800 million and $1.6 billion over the EAC in the nineteenth VCM (resulting in $80 million of potential additional costs to Georgia Power), with the remaining Vogtle Owners responsible for 44.3% of such costs pro rata in accordance with their respective ownership interests; and (iii) Georgia Power will be responsible for 65.7% of qualifying construction costs between $1.6 billion and $2.1 billion over the EAC in the nineteenth VCM (resulting in a further $100 million of potential additional costs to Georgia Power), with the remaining Vogtle Owners responsible for 34.3% of such costs pro rata in accordance with their

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

respective ownership interests.  If the EAC is revised and exceeds the EAC in the nineteenth VCM by more than $2.1 billion, each of the other Vogtle Owners will have a one-time option at the time the project budget forecast is so revised to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power's agreement to pay 100% of such Vogtle Owner's remaining share of total construction costs in excess of the EAC in the nineteenth VCM plus $2.1 billion.
In addition, pursuant to the Global Amendments, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction if certain adverse events occur, including, among other events: (i) the bankruptcy of Toshiba; (ii) the termination or rejection in bankruptcy of certain agreements, including the Vogtle Services Agreement, the Bechtel Agreement, or the agency agreement with Southern Nuclear; (iii) Georgia Power's public announcement of its intention not to submit for rate recovery any portion of its investment in Plant Vogtle Units 3 and 4 or the Georgia PSC determines that any of Georgia Power's costs relating to the construction of Plant Vogtle Units 3 and 4 will not be recovered in retail rates, excluding any additional amounts paid by Georgia Power on behalf of the other Vogtle Owners pursuant to the Global Amendments described above and the first 6% of costs during any six-month VCM reporting period that are disallowed by the Georgia PSC for recovery, or for which Georgia Power elects not to seek cost recovery, through retail rates; and (iv) an incremental extension of one year or more over the most recently approved schedule.
The ultimate outcome of these matters cannot be determined at this time.
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. At March 31, 2020, Georgia Power had recovered approximately $2.3 billion of financing costs. Financing costs related to capital costs above $4.418 billion are being recognized through AFUDC and are expected to be recovered through retail rates over the life of Plant Vogtle Units 3 and 4; however, Georgia Power will not record AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery. In December 2019, the Georgia PSC approved Georgia Power's request to decrease the NCCR tariff by $62 million annually, effective January 1, 2020.
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
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) Georgia Power's seventeenth VCM report and modified the Vogtle Cost Settlement Agreement. The Vogtle Cost Settlement Agreement, as modified by the January 11, 2018 order, resolved the following regulatory matters related to Plant Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the amounts paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and related customer refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and deemed reasonable

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap and that prudence decisions on cost recovery will be made at a later date, consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC in the 2013 ARP) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that upon Unit 3 reaching commercial operation, retail base rates would be adjusted to include carrying costs on those capital costs deemed prudent in the Vogtle Cost Settlement Agreement. The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective Unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $75 million in 2019 and are estimated to have negative earnings impacts of approximately $145 million, $255 million, and $200 million in 2020, 2021, and 2022, respectively. In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
In February 2018, Georgia Interfaith Power & Light, Inc. (GIPL) and Partnership for Southern Equity, Inc. (PSE) filed a petition appealing the Georgia PSC's January 11, 2018 order with the Fulton County Superior Court. In March 2018, Georgia Watch filed a similar appeal to the Fulton County Superior Court for judicial review of the Georgia PSC's decision and denial of Georgia Watch's motion for reconsideration. In December 2018, the Fulton County Superior Court granted Georgia Power's motion to dismiss the two appeals. In January 2019, GIPL, PSE, and Georgia Watch filed an appeal of this decision with the Georgia Court of Appeals. In October 2019, the Georgia Court of Appeals issued an opinion affirming the Fulton County Superior Court's ruling that the Georgia PSC's January 11, 2018 order was not a final, appealable decision. In addition, the Georgia Court of Appeals remanded the case to the Fulton County Superior Court to clarify its ruling as to whether the petitioners showed that review of the Georgia PSC's final order would not provide them an adequate remedy. On April 21, 2020, the Fulton County Superior Court entered an appealable order granting Georgia Power's motion to dismiss the two appeals. Georgia Power believes the petitions have no merit; however, an adverse outcome in the litigation combined with subsequent adverse action by the Georgia PSC could have a material impact on Southern Company's and Georgia Power's results of operations, financial condition, and liquidity.
The Georgia PSC has approved 21 VCM reports covering the periods through June 30, 2019, including total construction capital costs incurred through that date of $6.7 billion (before $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds). On February 19, 2020, Georgia Power filed its twenty-second VCM report with the Georgia PSC covering the period from July 1, 2019 through December 31, 2019, requesting approval of $674 million of construction capital costs incurred during that period.
See RISK FACTORS in Item 1A herein and in the Form 10-K for a discussion of certain risks associated with the licensing, construction, and operation of nuclear generating units, including potential impacts that could result from a major incident at a nuclear facility anywhere in the world.
The ultimate outcome of these matters cannot be determined at this time.
Southern Power
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Construction Programs – Southern Power" in Item 7 of the Form 10-K and FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

During the three months ended March 31, 2020, Southern Power continued construction of the Reading and Skookumchuck wind facilities. Total aggregate construction costs, excluding acquisition costs, are expected to be between $490 million and $535 million for the two facilities under construction. At March 31, 2020, total costs of construction incurred for these projects were $447 million and are included in CWIP. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Expected COD	PPA Counterparties	PPA Contract Period
Projects Under Construction as of March 31, 2020
Reading(a)	Wind	200	Osage and Lyon Counties, KS	May 2020	Royal Caribbean Cruises LTD	12 years
Skookumchuck(b)	Wind	136	Lewis and Thurston Counties, WA	Second half of 2020	Puget Sound Energy	20 years

(a)
In 2018, Southern Power purchased 100% of the membership interests of the Reading facility pursuant to a joint development arrangement. Southern Power may enter into a tax equity partnership, in which case it would then own 100% of the Class B membership interests. The ultimate outcome of this matter cannot be determined at this time.

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

Southern Company Gas
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Construction Programs – Southern Company Gas" in Item 7 of the Form 10-K for additional information.
Infrastructure Replacement Programs and Capital Projects
In addition to capital expenditures recovered through base rates by each of the natural gas distribution utilities, Nicor Gas and Virginia Natural Gas have separate rate riders that provide timely recovery of capital expenditures for specific infrastructure replacement programs. Infrastructure expenditures incurred under these programs in the first three months of 2020 were as follows:

Utility	Program	Year-to-Date 2020
		(in millions)
Nicor Gas	Investing in Illinois	$45
Virginia Natural Gas	Steps to Advance Virginia's Energy (SAVE)	12
Total		$57
See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" in Item 8 of the Form 10-K for additional information.
Pipeline Construction Projects
On March 24, 2020, Southern Company Gas completed the sale of its interest in Atlantic Coast Pipeline. See Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
On February 20, 2020, the FERC approved a two-year extension for PennEast Pipeline to complete the project by January 19, 2022. Expected project costs related to the PennEast Pipeline for Southern Company Gas total approximately $300 million, excluding financing costs.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The ultimate outcome of the PennEast construction project cannot be determined at this time; however, any work delays, whether caused by judicial or regulatory action, abnormal weather, or other conditions, may result in additional cost or schedule modifications or, ultimately, in project cancellation, any of which could result in impairment of Southern Company Gas' investment and could have a significant impact on Southern Company's financial statements and a material impact on Southern Company Gas' financial statements.
See Notes 3 and 7 to the financial statements in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements herein under "Southern Company Gas" for additional information.
Southern Power's Power Sales Agreements
See BUSINESS – "The Southern Company System – Southern Power" in Item 1 of the Form 10-K and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Southern Power's Power Sales Agreements" in Item 7 of the Form 10-K for additional information regarding Southern Power's PPAs. Generally, under the solar and wind generation PPAs, the purchasing party retains the right to keep or resell the renewable energy credits.
During the first quarter 2020, Southern Power received $15 million from Pacific Gas & Electric Company (PG&E) in accordance with a November 2019 bankruptcy court order granting payment of certain transmission interconnections. PG&E continues to perform under the terms of four solar PPAs where it is the energy off-taker. PG&E's plan of reorganization is now subject to a vote by interested parties, with a plan confirmation hearing scheduled to begin on May 27, 2020. The ultimate outcome of this matter cannot be determined at this time.
Tax Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters" in Item 7 of the Form 10-K for additional information.
On March 18, 2020 and March 27, 2020, President Trump signed the Families First Coronavirus Response Act and the Coronavirus Aid, Relief, and Economic Security Act, respectively, into law. Both acts include provisions intended to provide stability and support for individuals and businesses in response to the COVID-19 pandemic. Southern Company management is continuing to evaluate these provisions, including those related to payroll tax deferrals and employee retention credits; however, they are not expected to have a material impact on the Registrants' financial statements.
On March 20, 2020 and April 9, 2020, the Treasury Department and the Internal Revenue Service issued Notices 2020-18 and 2020-23, respectively, providing relief to taxpayers by postponing to July 15, 2020 a variety of tax form filings and payment obligations that were due before July 15, 2020. Associated interest, additions to tax, and penalties for late filing or late payment will also be suspended and will not begin to accrue until July 16, 2020. Southern Company is continuing to evaluate these provisions, as well as each respective state's adoption, which are expected to have a modestly positive impact on the Registrants' liquidity. However, Southern Power's expected utilization of tax credits in the first half of 2020 will now be delayed until July 15, 2020.
General Litigation Matters
The Registrants are involved in various other matters being litigated and regulatory matters that could affect future earnings. The ultimate outcome of such pending or potential litigation or regulatory matters against each Registrant and any subsidiaries cannot be determined at this time; however, for current proceedings not specifically reported herein or in Notes (B) and (C) to the Condensed Financial Statements herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on such Registrant's financial statements. See Notes (B) and (C) to the Condensed Financial Statements for a discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
The Registrants believe the pending legal challenges discussed below have no merit; however, the ultimate outcome of these matters cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Southern Company
In January 2017, a securities class action complaint was filed against Southern Company, certain of its officers, and certain former Mississippi Power officers in the U.S. District Court for the Northern District of Georgia by Monroe County Employees' Retirement System on behalf of all persons who purchased shares of Southern Company's common stock between April 25, 2012 and October 29, 2013. The complaint alleges that Southern Company, certain of its officers, and certain former Mississippi Power officers made materially false and misleading statements regarding the Kemper County energy facility in violation of certain provisions under the Securities Exchange Act of 1934, as amended. The complaint seeks, among other things, compensatory damages and litigation costs and attorneys' fees. In 2017, the plaintiffs filed an amended complaint that provided additional detail about their claims, increased the purported class period by one day, and added certain other former Mississippi Power officers as defendants. Also in 2017, the defendants filed a motion to dismiss the plaintiffs' amended complaint with prejudice, to which the plaintiffs filed an opposition. In 2018, the court issued an order dismissing certain claims against certain officers of Southern Company and Mississippi Power and dismissing the allegations related to a number of the statements that plaintiffs challenged as being false or misleading. In 2018, the court denied the defendants' motion for reconsideration and also denied a motion to certify the issue for interlocutory appeal. In the third quarter 2019, the court certified the plaintiffs' proposed class and the defendants filed a petition for interlocutory appeal of the class certification order with the U.S. Court of Appeals for the Eleventh Circuit. In December 2019, the U.S. District Court for the Northern District of Georgia entered an order staying all deadlines in the case pending mediation. The stay automatically expired on March 31, 2020; however, in light of the COVID-19 pandemic, the U.S. District Court for the Northern District of Georgia vacated all existing discovery deadlines until at least June 15, 2020.
In February 2017, Jean Vineyard and Judy Mesirov each filed a shareholder derivative lawsuit in the U.S. District Court for the Northern District of Georgia. Each of these lawsuits names as defendants Southern Company, certain of its directors, certain of its officers, and certain former Mississippi Power officers. In 2017, these two shareholder derivative lawsuits were consolidated in the U.S. District Court for the Northern District of Georgia. The complaints allege that the defendants caused Southern Company to make false or misleading statements regarding the Kemper County energy facility cost and schedule. Further, the complaints allege that the defendants were unjustly enriched and caused the waste of corporate assets and also allege that the individual defendants violated their fiduciary duties. Each plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and, on each plaintiff's own behalf, attorneys' fees and costs in bringing the lawsuit. Each plaintiff also seeks certain changes to Southern Company's corporate governance and internal processes. In 2018, the court entered an order staying this lawsuit until 30 days after the resolution of any dispositive motions or any settlement, whichever is earlier, in the securities class action.
In May 2017, Helen E. Piper Survivor's Trust filed a shareholder derivative lawsuit in the Superior Court of Gwinnett County, Georgia that names as defendants Southern Company, certain of its directors, certain of its officers, and certain former Mississippi Power officers. The complaint alleges that the individual defendants, among other things, breached their fiduciary duties in connection with schedule delays and cost overruns associated with the construction of the Kemper County energy facility. The complaint further alleges that the individual defendants authorized or failed to correct false and misleading statements regarding the Kemper County energy facility schedule and cost and failed to implement necessary internal controls to prevent harm to Southern Company. The plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and disgorgement of profits and, on its behalf, attorneys' fees and costs in bringing the lawsuit. The plaintiff also seeks certain unspecified changes to Southern Company's corporate governance and internal processes. In 2018, the court entered an order staying this lawsuit until 30 days after the resolution of any dispositive motions or any settlement, whichever is earlier, in the securities class action. In August 2019, the court granted a motion filed by the plaintiff in July 2019 to substitute a new named plaintiff, Martin J. Kobuck, in place of Helen E. Piper Survivor's Trust.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Georgia Power
In 2011, plaintiffs filed a putative class action against Georgia Power in the Superior Court of Fulton County, Georgia alleging that Georgia Power's collection in rates of amounts for municipal franchise fees (which fees are paid to municipalities) exceeded the amounts allowed in orders of the Georgia PSC and alleging certain state tort law claims. In 2016, the Georgia Court of Appeals reversed the trial court's previous dismissal of the case and remanded the case to the trial court. Georgia Power filed a petition for writ of certiorari with the Georgia Supreme Court, which was granted in 2017. In 2018, the Georgia Supreme Court affirmed the judgment of the Georgia Court of Appeals and remanded the case to the trial court for further proceedings. Following a motion by Georgia Power, in February 2019, the Superior Court of Fulton County ordered the parties to submit petitions to the Georgia PSC for a declaratory ruling to address certain terms the court previously held were ambiguous as used in the Georgia PSC's orders. The order entered by the Superior Court of Fulton County also conditionally certified the proposed class. In March 2019, Georgia Power and the plaintiffs filed petitions with the Georgia PSC seeking confirmation of the proper application of the municipal franchise fee schedule pursuant to the Georgia PSC's orders. In October 2019, the Georgia PSC issued an order that found and concluded that Georgia Power has appropriately implemented the municipal franchise fee schedule. On March 11, 2020, the Georgia Court of Appeals vacated the Superior Court of Fulton County's February 2019 order granting conditional class certification. The Court of Appeals remanded the case to the Superior Court of Fulton County for the entry of a detailed order addressing each class certification factor. The amount of any possible losses cannot be calculated at this time because, among other factors, it is unknown whether a class will be certified, the ultimate composition of any class, and whether any losses would be subject to recovery from any municipalities.
Mississippi Power
In May 2018, Southern Company and Mississippi Power received a notice of dispute and arbitration demand filed by Martin Product Sales, LLC (Martin) based on two agreements, both related to Kemper IGCC byproducts for which Mississippi Power provided termination notices in 2017. Martin alleges breach of contract, breach of good faith and fair dealing, fraud and misrepresentation, and civil conspiracy and makes a claim for damages in the amount of approximately $143 million, as well as additional unspecified damages, attorney's fees, costs, and interest. A portion of the claim for damages was on behalf of Martin Transport, Inc. (Martin Transport), an affiliate of Martin. In May 2019, the arbitration panel denied Mississippi Power's and Southern Company's motions to dismiss. In September 2019, Martin Transport filed a separate complaint against Mississippi Power in the Circuit Court of Kemper County, Mississippi alleging claims of fraud, negligent misrepresentation, promissory estoppel, and equitable estoppel, each arising out of the same alleged facts and circumstances that underlie Martin's arbitration demand. Martin Transport seeks compensatory damages of $5 million and punitive damages of $50 million. In November 2019, Martin Transport's claim was combined with the Martin arbitration case and the separate court case was dismissed. In December 2019, Southern Company and Mississippi Power each filed motions for summary judgment on all claims. On February 17, 2020, the arbitration panel granted Southern Company's motion and dismissed Southern Company from the arbitration. On March 12, 2020, the arbitration panel denied Mississippi Power's motions for summary judgment. An adverse outcome in this proceeding could have a material impact on Southern Company's and Mississippi Power's financial statements.
In November 2018, Ray C. Turnage and 10 other individual plaintiffs filed a putative class action complaint against Mississippi Power and three members of the Mississippi PSC in the U.S. District Court for the Southern District of Mississippi. Mississippi Power received Mississippi PSC approval in 2013 to charge a mirror CWIP rate premised upon including in its rate base pre-construction and construction costs for the Kemper IGCC prior to placing the Kemper IGCC into service. The Mississippi Supreme Court reversed that approval and ordered Mississippi Power to refund the amounts paid by customers under the previously-approved mirror CWIP rate. The plaintiffs allege that the initial approval process, and the amount approved, were improper. They also allege that Mississippi Power underpaid customers by up to $23.5 million in the refund process by applying an incorrect interest rate. The plaintiffs seek to recover, on behalf of themselves and their putative class, actual damages, punitive damages, pre-judgment interest, post-judgment interest, attorney's fees, and costs. In response to Mississippi Power and the Mississippi PSC each filing a motion to dismiss, the plaintiffs filed an amended complaint in March 2019. The

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

amended complaint included four additional plaintiffs and additional claims for gross negligence, reckless conduct, and intentional wrongdoing. Mississippi Power and the Mississippi PSC have each filed a motion to dismiss the amended complaint. On March 27, 2020, the Mississippi PSC's motion to dismiss was granted. Also on March 27, 2020, the plaintiffs filed a motion seeking to name the new members of the Mississippi PSC, the Mississippi Development Authority, and Southern Company as additional defendants and add a cause of action against all defendants under a cause of action based on a dormant commerce clause theory under the U.S. Constitution. On April 9, 2020 and April 10, 2020, Mississippi Power and the Mississippi PSC, respectively, filed responses opposing the motion for leave to file a second amended complaint. Mississippi Power's motion to dismiss the first amended complaint filed in 2019 remains pending before the court. An adverse outcome in this proceeding could have a material impact on Mississippi Power's financial statements.
See Note 2 to the financial statements under "Mississippi Power – Kemper County Energy Facility" in Item 8 of the Form 10-K for additional information.
Other Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters" in Item 7 of the Form 10-K for additional information.
Mississippi Power
Kemper County Energy Facility
See Note 2 to the financial statements under "Mississippi Power – Kemper County Energy Facility" in Item 8 of the Form 10-K for additional information.
As the mining permit holder, Liberty Fuels Company, LLC has a legal obligation to perform mine reclamation and Mississippi Power has a contractual obligation to fund all reclamation activities related to the lignite mine and equipment and mineral reserves located around the Kemper County energy facility site. As a result of the abandonment of the Kemper IGCC, final mine reclamation began in 2018 and is expected to be substantially completed in 2020, with monitoring expected to continue through 2027. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.
Dismantlement of the abandoned gasifier-related assets and site restoration activities are expected to be completed in 2024. The additional pre-tax period costs associated with dismantlement and site restoration activities, including related costs for compliance and safety, ARO accretion, and property taxes, are estimated to total $17 million for the remainder of 2020, $15 million to $17 million annually in 2021 through 2023, and $5 million in 2024. In addition, closure costs for the mine and gasifier-related assets, currently estimated at up to $10 million pre-tax (excluding dismantlement costs, net of salvage), may be incurred during the remainder of 2020.
In 2018, Mississippi Power filed with the DOE its request for property closeout certification under the contract related to the $387 million of grants received for the Kemper County energy facility. Mississippi Power expects to close out the DOE contract in 2020. In connection with the DOE closeout discussions, in April 2019, the Civil Division of the Department of Justice informed Southern Company and Mississippi Power of an investigation related to the Kemper County energy facility. The ultimate outcome of this matter cannot be determined at this time; however, it could have a material impact on Southern Company's and Mississippi Power's financial statements.
Plant Daniel
In conjunction with Southern Company's sale of Gulf Power, Mississippi Power and Gulf Power agreed to seek a restructuring of their 50% undivided ownership interests in Plant Daniel such that each of them would, after the restructuring, own 100% of a generating unit. On April 24, 2020, Mississippi Power and Gulf Power amended the terms of the agreement to extend the deadline from May 1, 2020 to August 1, 2020 for Mississippi Power to notify Gulf Power of which generating unit it has selected for 100% ownership. The impacts of operating the units on an individual basis continue to be evaluated by Mississippi Power and any transfer of ownership would be subject to

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

approval by the FERC and the Mississippi PSC. The ultimate outcome of this matter cannot be determined at this time.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
The Registrants prepare their financial statements in accordance with GAAP. Significant accounting policies are described in the notes to the financial statements in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on the Registrants' results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates" in Item 7 of the Form 10-K for a complete discussion of the Registrants' critical accounting policies and estimates.
Recently Issued Accounting Standards
On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04) providing temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of LIBOR, which is currently expected to occur on December 31, 2021. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The new guidance provides the following optional expedients: (i) simplifies accounting analyses under current GAAP for contract modifications; (ii) simplifies the assessment of hedge effectiveness and allows hedging relationships affected by reference rate reform to continue; and (iii) allows a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform. An entity may elect to apply the amendments prospectively from March 12, 2020 through December 31, 2022 by accounting topic.
The Registrants currently reference LIBOR for certain debt and hedging arrangements. Contract language has been, or is expected to be, incorporated into each of these agreements to address the transition to an alternative rate for agreements that will be in place at the transition date. While existing effective hedging relationships are expected to continue, the Registrants are continuing to evaluate the provisions of ASU 2020–04 and the impacts of transitioning to an alternative rate. The ultimate outcome of the transition cannot be determined at this time, but is not expected to have a material impact on the Registrants' financial statements. See FINANCIAL CONDITION AND LIQUIDITY – "Financing Activities" herein and Note (J) to the Condensed Financial Statements under "Interest Rate Derivatives" herein for additional information.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" in Item 7 of the Form 10-K for additional information. The financial condition of each Registrant remained stable at March 31, 2020. Throughout the recent volatility in the financial markets, the Registrants have maintained adequate access to capital without drawing on any committed bank credit arrangements existing at December 31, 2019, which are used to support commercial paper programs and, for the traditional electric operating companies, variable rate revenue bonds. There were periods during this volatility in the credit markets where access across the Southern Company system to commercial paper began to be constrained. As a precautionary measure, in March 2020, Southern Company, Georgia Power, Mississippi Power, and Southern Company Gas increased their outstanding short-term debt while also increasing cash and cash equivalents by taking actions such as entering into new bank term loans, entering into and funding new committed and uncommitted credit facilities, funding existing uncommitted credit facilities, and issuing commercial paper with longer-date maturities when available. No material changes occurred in the terms of the applicable Registrants' bank credit arrangements or their interest expense on

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

short-term debt as a result of these actions. In addition, Southern Company Gas received proceeds from the sale of its interests in Pivotal LNG and Atlantic Coast Pipeline. Alabama Power's existing cash and cash equivalents and Southern Power's proceeds from the sale of Plant Mankato in January 2020 provided each respective company with adequate liquidity support during this period of volatility. Subsequent to March 31, 2020, Southern Company issued $1.0 billion aggregate principal amount of senior notes, as discussed under "Financing Activities" herein.
The Registrants have experienced no material counterparty credit losses as a result of the volatility in the financial markets. The Registrants intend to continue to monitor their access to short-term and long-term capital markets as well as their bank credit arrangements to meet future capital and liquidity needs. The impact on future financing costs as a result of continued financial market volatility cannot be determined at this time. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein and Note (K) to the Condensed Financial Statements herein for additional information.
The Registrants' investments in the qualified pension plan and Alabama Power's and Georgia Power's investments in their nuclear decommissioning trust funds decreased in value at March 31, 2020 as compared to December 31, 2019. While no material changes in related funding requirements are currently expected, the ultimate outcome cannot be determined at this time. See Notes 6 and 11 to the financial statements in Item 8 of the Form 10-K for additional information.
At the end of the first quarter 2020, the market price of Southern Company's common stock was $54.14 per share (based on the closing price as reported on the NYSE) and the book value was $26.26 per share, representing a market-to-book ratio of 206%, compared to $63.70, $26.11, and 244%, respectively, at the end of 2019. Southern Company's common stock dividend for the first quarter 2020 was $0.62 per share compared to $0.60 per share in the first quarter 2019.
Analysis of Cash Flows
Net cash flows provided from (used for) operating, investing, and financing activities for the three months ended March 31, 2020 and 2019 are presented in the following table:

Net cash provided from (used for):	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended March 31, 2020
Operating activities	$894	$155	$213	$(17)	$83	$643
Investing activities	(889)	(424)	(795)	(71)	600	(193)
Financing activities	185	273	742	(98)	(632)	(185)

Three Months Ended March 31, 2019
Operating activities	$744	146	$212	$(23)	$110	$683
Investing activities	2,454	(511)	(980)	(63)	(79)	(290)
Financing activities	(3,353)	811	665	5	(79)	(402)
Fluctuations in cash flows from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Southern Company
Net cash provided from operating activities increased $0.2 billion for the three months ended March 31, 2020 as compared to the corresponding period in 2019 primarily due to the timing of vendor payments.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The net cash used for investing activities for the three months ended March 31, 2020 was primarily due to the Subsidiary Registrants' construction programs, partially offset by proceeds from the sale transactions described in Note (K) to the Condensed Financial Statements herein.
The net cash provided from financing activities for the three months ended March 31, 2020 was primarily due to net issuances of long-term debt, partially offset by common stock dividend payments and net repayments of short-term bank debt and commercial paper.
Alabama Power
Net cash provided from operating activities increased $9 million for the three months ended March 31, 2020 as compared to the corresponding period in 2019 primarily due to increased fuel cost recovery, partially offset by the timing of fossil fuel stock purchases.
The net cash used for investing activities for the three months ended March 31, 2020 was primarily due to gross property additions.
The net cash provided from financing activities for the three months ended March 31, 2020 was primarily due to capital contributions from Southern Company, partially offset by a common stock dividend payment and the repurchase of pollution control bonds.
Georgia Power
Net cash provided from operating activities increased $1 million for the three months ended March 31, 2020 as compared to the corresponding period in 2019 primarily due to the timing of vendor payments and increased fuel cost recovery, partially offset by customer bill credits issued in February 2020 related to Tax Reform. See Note 2 to the financial statements under "Georgia Power – Rate Plans – Tax Reform Settlement Agreement" in Item 8 of the Form 10-K for additional information.
The net cash used for investing activities for the three months ended March 31, 2020 was primarily due to gross property additions, including approximately $380 million related to the construction of Plant Vogtle Units 3 and 4. See FUTURE EARNINGS POTENTIAL – "Construction Programs – Nuclear Construction" herein for additional information on construction of Plant Vogtle Units 3 and 4.
The net cash provided from financing activities for the three months ended March 31, 2020 was primarily due to issuances of senior notes, capital contributions from Southern Company, and an increase in short-term borrowings, partially offset by the redemption and maturity of senior notes and payment of common stock dividends.
Mississippi Power
Net cash used for operating activities decreased $6 million for the three months ended March 31, 2020 as compared to the corresponding period in 2019 primarily due to the timing of vendor payments.
The net cash used for investing activities for the three months ended March 31, 2020 was primarily due to gross property additions.
The net cash used for financing activities for the three months ended March 31, 2020 was primarily due to the redemption of senior notes and a return of capital to Southern Company, partially offset by the issuance of long-term debt, short-term borrowings, and capital contributions from Southern Company.
Southern Power
Net cash provided from operating activities decreased $27 million for the three months ended March 31, 2020 as compared to the corresponding period in 2019 primarily due to the decrease in capacity revenues resulting from the sale of Plant Nacogdoches in the second quarter 2019 and the sale of Plant Mankato in the first quarter 2020. See Note 15 to the financial statements in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements herein under "Southern Power" for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The net cash provided from investing activities for the three months ended March 31, 2020 was primarily due to proceeds from the disposition of Plant Mankato.
The net cash used for financing activities for the three months ended March 31, 2020 was primarily due to repayment of commercial paper borrowings and a $100 million short-term floating rate bank loan.
Southern Company Gas
Net cash provided from operating activities decreased $40 million for the three months ended March 31, 2020 as compared to the corresponding period in 2019 primarily due to the timing of collection of customer receivables and a decrease in the use of stored natural gas, partially offset by the timing of vendor payments.
The net cash used for investing activities for the three months ended March 31, 2020 was primarily due to utility capital expenditures and infrastructure investments recovered through replacement programs at gas distribution operations and capital contributed to equity method investments, partially offset by proceeds from the sale of interests in Pivotal LNG and Atlantic Coast Pipeline. See Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
The net cash used for financing activities for the three months ended March 31, 2020 was primarily due to the payment of common stock dividends and repayment of commercial paper borrowings, partially offset by the issuance of a short-term floating rate bank loan and borrowings pursuant to a short-term uncommitted bank credit arrangement.
Significant Balance Sheet Changes
Southern Company
Significant balance sheet changes for the three months ended March 31, 2020 included:

•	an increase of $1.3 billion in long-term debt (including amounts due within one year) related to new issuances;

•	an increase of $0.9 billion in total property, plant, and equipment primarily related to the Subsidiary Registrants' construction programs;

•
a decrease of $0.8 billion in assets held for sale related to the completion of Southern Power's sale of Plant Mankato and Southern Company Gas' sale of its interests in Pivotal LNG and Atlantic Coast Pipeline;

•	decreases of $0.5 billion in both accounts payable and accrued compensation related to the timing of payments; and

•	an increase of $0.5 billion in accumulated deferred income taxes related to the expected utilization of tax credits in 2020.
See "Financing Activities" herein and Note (K) to the Condensed Financial Statements herein for additional information.
Alabama Power
Significant balance sheet changes for the three months ended March 31, 2020 included:

•	an increase of $654 million in common stockholder's equity primarily due to capital contributions from Southern Company;

•	a decrease of $243 million in accounts payable, other related to the timing of vendor payments;

•
an increase of $205 million in regulatory assets associated with AROs and a decrease of $168 million in nuclear decommissioning trusts, at fair value, primarily due to unrealized losses on nuclear decommissioning trust fund investments resulting from a decline in market prices; and

•	an increase of $138 million in total property, plant, and equipment primarily related to Alabama Power's construction program.
See Note (I) to the Condensed Financial Statement herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Georgia Power
Significant balance sheet changes for the three months ended March 31, 2020 included:

•	an increase of $668 million in total property, plant, and equipment to comply with environmental standards and the construction of generation, transmission, and distribution facilities;

•	an increase of $555 million in long-term debt (including securities due within one year) primarily due to a net increase in outstanding senior notes; and

•	an increase of $447 million in common stockholder's equity primarily due to capital contributions from Southern Company.
See "Financing Activities – Georgia Power" herein for additional information.
Mississippi Power
Significant balance sheet changes for the three months ended March 31, 2020 included:

•	a decrease of $186 million in cash and cash equivalents and a decrease of $176 million in long-term debt (including amounts due within one year) primarily related to the redemption of senior notes and

•	a decrease of $54 million in accrued taxes primarily due to the payment of ad valorem taxes.
See "Financing Activities" herein for additional information.
Southern Power
Significant balance sheet changes for the three months ended March 31, 2020 included:

•	a decrease of $618 million in assets held for sale (of which $17 million related to current assets) due to completion of the sale of Plant Mankato;

•	a decrease of $549 million in notes payable due to lower commercial paper borrowings and repayment of a $100 million short-term floating rate bank loan; and

•	an increase of $416 million in prepaid income taxes and a decrease of $422 million in accumulated deferred income tax assets primarily related to the expected utilization of tax credits in 2020.
See "Financing Activities" herein and Note (K) to the Condensed Financial Statements herein for additional information.
Southern Company Gas
Significant balance sheet changes for the three months ended March 31, 2020 included:

•	an increase of $265 million in cash and cash equivalents primarily related to proceeds from the sale of interests in Pivotal LNG and Atlantic Coast Pipeline and short-term borrowings;

•	a decrease of $246 million in natural gas for sale due to the use of stored natural gas;

•	an increase of $178 million in total property, plant, and equipment primarily due to utility capital expenditures and infrastructure investments recovered through replacement programs;

•	a decrease of $171 million in assets held for sale due to the completed sale of interests in Pivotal LNG and Atlantic Coast Pipeline; and

•	decreases of $137 million and $144 million in energy marketing receivables and payables, respectively, due to lower natural gas prices and volumes of natural gas sold.
See Note (K) to the Condensed Financial Statements herein for additional information.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements" and "Contractual Obligations" in Item 7 of the Form 10-K for a description of the

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Registrants' capital requirements and contractual obligations. The following table provides the applicable Registrants' maturities and announced redemptions of long-term debt through March 31, 2021:

At March 31, 2020:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Securities due within one year	$1,809	$296	$74	$7	$824	$—
See "Sources of Capital" and "Financing Activities" herein for additional information, including financing activities that occurred subsequent to March 31, 2020.
The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental laws and regulations; the outcome of any legal challenges to environmental rules; changes in electric generating plants, including unit retirements and replacements and adding or changing fuel sources at existing electric generating units, to meet regulatory requirements; changes in FERC rules and regulations; state regulatory agency approvals; changes in the expected environmental compliance program; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; abnormal weather; delays in construction due to judicial or regulatory action; storm impacts; and the cost of capital. The continued COVID-19 pandemic could also impair the ability to develop, construct, and operate facilities, as discussed further in Item 1A herein. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. Additionally, Southern Power's planned expenditures for plant acquisitions may vary due to market opportunities and Southern Power's ability to execute its growth strategy. See Note 15 to the financial statements under "Southern Power" in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information regarding Southern Power's plant acquisitions and construction projects.
The construction program of Georgia Power also includes Plant Vogtle Units 3 and 4, which includes components based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale and which may be subject to additional revised cost estimates during construction. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K, Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein, and Item 1A herein for information regarding Plant Vogtle Units 3 and 4 and additional factors that may impact construction expenditures.
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
The Subsidiary Registrants plan to obtain the funds to meet their future capital needs from sources similar to those they used in the past, which were primarily from operating cash flows, external securities issuances, borrowings from financial institutions, and equity contributions from Southern Company. In addition, Georgia Power plans to utilize borrowings from the FFB (as discussed further in Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K) and Southern Power plans to utilize tax equity partnership contributions (as discussed further herein).
The traditional electric operating companies and the natural gas distribution utilities have begun to experience a reduction in operating cash flows as a result of the temporary suspension of disconnections for non-payment by customers resulting from the COVID-19 pandemic and the related overall economic contraction. While the reduction in operating cash flows is expected to continue throughout, and for a period of time following, the pandemic, the ultimate extent of the negative impact on the Registrants' liquidity depends on the duration of the

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

COVID-19 pandemic and the timing of economic recovery and cannot be determined at this time. The Registrants intend to continue to monitor their access to short-term and long-term capital markets as well as their bank credit arrangements to meet future capital and liquidity needs.
The amount, type, and timing of any financings in 2020, as well as in subsequent years, will be contingent on investment opportunities and the Registrants' capital requirements and will depend upon prevailing market conditions, regulatory approvals (for the Subsidiary Registrants), and other factors. See "Capital Requirements and Contractual Obligations" herein for additional information. Also see "Overview" herein for information on recent volatility in the financial markets resulting from the COVID-19 pandemic.
Southern Power utilizes tax equity partnerships as one of its financing sources, where the tax partner takes significantly all of the federal tax benefits. These tax equity partnerships are consolidated in Southern Power's financial statements and are accounted for using HLBV methodology to allocate partnership gains and losses. During the first three months of 2020, Southern Power received tax equity funding totaling $16 million from existing partnerships. See Note 1 to the financial statements under "General" in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
By regulation, Nicor Gas is restricted, to the extent of its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At March 31, 2020, the amount of subsidiary retained earnings restricted to dividend totaled $1.0 billion. This restriction did not impact Southern Company Gas' ability to meet its cash obligations, nor does management expect such restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" in Item 7 of the Form 10-K for additional information.
The Registrants' current liabilities frequently exceed their current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. See "Financing Activities" herein for information on financing activities that occurred subsequent to March 31, 2020. At March 31, 2020, the following Registrants' current liabilities exceeded their current assets, primarily as a result of securities due within one year and notes payable, as shown in the table below:

At March 31, 2020	Southern Company(*)	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Current liabilities in excess of current assets	$123	$546	$38	$84
Securities due within one year	1,809	74	7	—
Notes payable	1,710	451	40	611

(*)	Includes $600 million and $585 million of securities due within one year and notes payable, respectively, at the parent company.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Bank Credit Arrangements
At March 31, 2020, the Registrants' unused committed credit arrangements with banks were as follows:

At March 31, 2020	Southern Company parent	Alabama Power	Georgia Power	Mississippi Power	Southern Power(a)	Southern Company Gas(b)	SEGCO	Southern Company
	(in millions)
Unused committed credit	$1,999	$1,328	$1,733	$210	$591	$1,745	$30	$7,636

(a)
At March 31, 2020, Southern Power also had two continuing letters of credit facilities for standby letters of credit, of which $85 million was unused. Southern Power's subsidiaries are not parties to its bank credit arrangement or to the letter of credit facilities.

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
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at March 31, 2020 was approximately $1.4 billion (comprised of approximately $854 million at Alabama Power, $550 million at Georgia Power, and $40 million at Mississippi Power). Subsequent to March 31, 2020, Mississippi Power purchased and held or redeemed all $40 million of its variable rate revenue bonds. In addition, at March 31, 2020, Georgia Power had approximately $188 million of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months.
See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

	Short-term Debt at March 31, 2020		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Southern Company	$1,710	2.0%	$1,527	1.9%	$2,113
Alabama Power	—	—	22	1.5	155
Georgia Power	451	2.3	266	2.1	451
Mississippi Power	40	2.2	4	2.2	40
Southern Power	—	—	146	2.3	550
Southern Company Gas:
Southern Company Gas Capital	$532	1.7%	$468	1.9%	$641
Nicor Gas	79	1.5	141	1.6	278
Southern Company Gas Total	$611	1.7%	$609	1.8%

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended March 31, 2020.
Financing Activities
The following table outlines the Registrants' long-term debt financing activities for the first three months of 2020:

	Senior Notes		Revenue Bonds		Other Long-Term Debt
Company	Issuances	Maturities, Redemptions, and Repurchases	Issuances/ Reofferings	Maturities, Redemptions, and Repurchases	Issuances	Redemptions and Maturities(*)
	(in millions)
Southern Company parent	$—	$—	$—	$—	$1,000	$—
Alabama Power	—	—	—	87	—	—
Georgia Power	1,500	950	53	148	—	18
Mississippi Power	—	275	—	—	100	—
Other	—	—	—	—	—	3
Southern Company	$1,500	$1,225	$53	$235	$1,100	$21

(*)	Includes reductions in finance lease obligations resulting from cash payments under finance leases and, for Georgia Power, principal amortization payments for FFB borrowings.
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
AND RESULTS OF OPERATIONS (Continued)

In addition to any financings that may be necessary to meet capital requirements and contractual obligations, the Registrants plan to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.
Southern Company
During the first three months of 2020, Southern Company issued approximately 2.7 million shares of common stock primarily through employee equity compensation plans and received proceeds of approximately $52 million.
In January 2020, Southern Company issued $1.0 billion aggregate principal amount of Series 2020A 4.95% Junior Subordinated Notes due January 30, 2080.
In March 2020, Southern Company borrowed $250 million pursuant to a short-term uncommitted bank credit arrangement, bearing interest at a rate agreed upon by Southern Company and the bank from time to time and payable on demand, following specified notice by the bank.
Also in March 2020, Southern Company entered into a $75 million short-term floating rate bank loan bearing interest based on one-month LIBOR.
Subsequent to March 31, 2020, Southern Company issued $1.0 billion aggregate principal amount of Series 2020A 3.70% Senior Notes due April 30, 2030, repaid $50 million of the $250 million borrowed in March 2020 pursuant to a short-term uncommitted bank credit arrangement, and called for redemption all $600 million aggregate principal amount of its Series 2015A 2.750% Senior Notes due June 15, 2020.
Alabama Power
In March 2020, Alabama Power purchased and held approximately $87 million aggregate principal amount of The Industrial Development Board of the City of Mobile, Alabama Pollution Control Revenue Bonds (Alabama Power Company Plant Barry Project), Series 2007-A, which may be reoffered to the public at a later date.
Georgia Power
In January 2020, Georgia Power issued $700 million aggregate principal amount of Series 2020A 2.10% Senior Notes due July 30, 2023, $500 million aggregate principal amount of Series 2020B 3.70% Senior Notes due January 30, 2050, and an additional $300 million aggregate principal amount of Series 2019B 2.65% Senior Notes due September 15, 2029.
In February 2020, Georgia Power redeemed all $500 million aggregate principal amount of its Series 2017C 2.00% Senior Notes due September 8, 2020.
Also in February 2020, Georgia Power purchased and held approximately $28 million, $49 million, and $18 million aggregate principal amounts of Development Authority of Monroe County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Scherer Project), Second Series 2006, First Series 2012, and First Series 2013, respectively, which may be reoffered to the public at a later date.
Also in February 2020, Georgia Power made principal amortization payments of $16 million under the FFB Credit Facilities. At March 31, 2020, the outstanding principal balance under the FFB Credit Facilities was $3.8 billion. See Note 8 to the financial statements under "Long-Term Debt – DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information.
In March 2020, Georgia Power repaid at maturity $450 million aggregate principal amount of its Series 2017A 2.00% Senior Notes.
Also in March 2020, Georgia Power purchased and subsequently reoffered to the public approximately $53 million of pollution control revenue bonds.
Also in March 2020, Georgia Power extended one of its $125 million short-term term floating rate bank loans to a long-term term loan, which matures in June 2021, and borrowed $200 million pursuant to a $250 million short-term uncommitted bank credit arrangement, which bears interest at a rate agreed upon by Georgia Power and the bank

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

from time to time and is payable on demand, following specified notice by the bank. Subsequent to March 31, 2020, Georgia Power borrowed the remaining $50 million pursuant to this bank credit arrangement.
Mississippi Power
In February 2020, Mississippi Power entered into $60 million and $15 million floating rate bank term loans, which mature in December 2021 and January 2022, respectively, each bearing interest based on one-month LIBOR.
In March 2020, Mississippi Power entered into a $125 million revolving credit arrangement that matures in March 2023 and borrowed $40 million (short term) and $25 million (long term) pursuant to the arrangement, each of which bears interest based on one-month LIBOR.
In March 2020, Mississippi Power repaid at maturity the remaining $275 million aggregate principal amount of its Series 2018A Floating Rate Senior Notes.
Subsequent to March 31, 2020, Mississippi Power purchased and held approximately $11 million, $14 million, and $9 million aggregate principal amount of Mississippi Business Finance Corporation Solid Waste Disposal Facilities Revenue Bonds, Series 1995 (Mississippi Power Company Project), Solid Waste Disposal Facilities Revenue Refunding Bonds, Series 1998 (Mississippi Power Company Project), and Revenue Bonds, Series 1999 (Mississippi Power Company Project), respectively, which may be reoffered to the public at a later date.
Also subsequent to March 31, 2020, Mississippi Power redeemed approximately $7 million aggregate principal amount of The Industrial Development Board of the City of Eutaw, Alabama Pollution Control Revenue Refunding Bonds, Series 1992 (Mississippi Power Greene County Plant Project) due December 1, 2020.
Southern Power
In February 2020, Southern Power repaid its $100 million short-term floating rate bank loan entered into in December 2019.
Southern Company Gas
In March 2020, Southern Company Gas Capital, as borrower, and Southern Company Gas, as guarantor, entered into a $150 million short-term floating rate bank loan bearing interest based on one-month LIBOR.
Also in March 2020, Southern Company Gas Capital borrowed approximately $95 million pursuant to a short-term uncommitted bank credit arrangement, guaranteed by Southern Company Gas, bearing interest at a rate agreed upon by Southern Company Gas Capital and the bank from time to time and payable on demand, following specified notice by the bank.
Credit Rating Risk
At March 31, 2020, the Registrants did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The maximum potential collateral requirements under these contracts at March 31, 2020 were as follows:

Credit Ratings	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
At BBB and/or Baa2	$36	$1	$—	$—	$35	$—
At BBB- and/or Baa3	491	2	86	—	404	—
At BB+ and/or Ba1 or below	2,118	323	1,022	269	1,255	13

(*)
Southern Power has PPAs that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPAs require credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade. Southern Power had $105 million of cash collateral posted related to PPA requirements at March 31, 2020.

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
Market Price Risk
Other than the Southern Company Gas items discussed below, there were no material changes to the Registrants' disclosures about market price risk during the first quarter 2020. For an in-depth discussion of Southern Company Gas' market price risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 of the Form 10-K. Also see "Overview" herein for information on recent volatility in the financial markets resulting from the COVID-19 pandemic and Notes (I) and (J) to the Condensed Financial Statements herein for information relating to derivative instruments.
Southern Company Gas is exposed to market risks, including commodity price risk, interest rate risk, and weather risk. Due to various cost recovery mechanisms, the natural gas distribution utilities that sell natural gas directly to end-use customers continue to have limited exposure to market volatility of natural gas prices. Certain of the natural gas distribution utilities may manage fuel-hedging programs implemented per the guidelines of their respective state regulatory agencies to hedge the impact of market fluctuations in natural gas prices for customers. In addition, certain non-regulated operations routinely utilize various types of derivative instruments to economically hedge certain commodity price and weather risks inherent in the natural gas industry. These instruments include a variety of exchange-traded and over-the-counter energy contracts, such as forward contracts, futures contracts, options contracts, and swap agreements. Some of these economic hedge activities may not qualify, or may not be designated, for hedge accounting treatment.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

For the periods presented below, the changes in net fair value of Southern Company Gas' derivative contracts were as follows:

	First Quarter 2020	First Quarter 2019
	(in millions)
Contracts outstanding at beginning of period, assets (liabilities), net	$72	$(167)
Contracts realized or otherwise settled	(91)	(5)
Current period changes(a)	36	44
Contracts outstanding at the end of period, assets (liabilities), net	$17	$(128)
Netting of cash collateral	128	190
Cash collateral and net fair value of contracts outstanding at end of period(b)	$145	$62

(a)	Current period changes also include the fair value of new contracts entered into during the period, if any.

(b)	Excludes premium and intrinsic value associated with weather derivatives of $16 million at March 31, 2020 and an immaterial amount at March 31, 2019.
The maturities of Southern Company Gas' energy-related derivative contracts at March 31, 2020 were as follows:

		Fair Value Measurements
		March 31, 2020
	Total Fair Value	Maturity
		Year 1	Years 2 & 3	Years 4 and thereafter
	(in millions)
Level 1(a)	$(98)	$(63)	$(38)	$3
Level 2(b)	39	25	10	4
Level 3(c)	76	12	25	39
Fair value of contracts outstanding at end of period(d)	$17	$(26)	$(3)	$46

(a)	Valued using NYMEX futures prices.

(b)
Valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.

(c)	Valued using a combination of observable and unobservable inputs.

(d)	Excludes cash collateral of $128 million and $16 million of premium and intrinsic value associated with weather derivatives.

    Table of Contents                                Index to Financial Statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended March 31, 2020, there were no material changes to Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, and Southern Power's disclosures about market risk. For additional market risk disclosures relating to Southern Company Gas, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" herein. For an in-depth discussion of each Registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 of the Form 10-K and Note 1 to the financial statements under "Financial Instruments" and Notes 13 and 14 to the financial statements in Item 8 of the Form 10-K, as well as Notes (I) and (J) to the Condensed Financial Statements herein.
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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the first quarter 2020 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.

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
The Registrants are subject to risks related to the COVID-19 pandemic, including, but not limited to, disruption to the construction of Plant Vogtle Units 3 and 4 for Southern Company and Georgia Power.
COVID-19 has been declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention and has spread globally, including throughout the United States. In response, most jurisdictions, including in the United States, have instituted restrictions on travel, public gatherings, and non-essential business operations. These restrictions have significantly disrupted economic activity in the service territories of the traditional electric operating companies and the natural gas distribution utilities and have caused volatility in capital markets. In addition, the traditional electric operating companies and the natural gas distribution utilities have temporarily suspended disconnections for non-payment by customers and waived late fees. The effects of the continued COVID-19 pandemic and related responses could include extended disruptions to supply chains and capital markets, further reduced labor availability and productivity, and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on the Registrants, including continued reduced demand for energy, particularly from commercial and industrial customers, reduced cash flows and liquidity, impairment of goodwill or long-lived assets, reductions in investments recorded at fair value, and further impairment of the ability of the Registrants to develop, construct, and operate facilities, including electric generation, transmission, and distribution assets, to perform necessary corporate and customer service functions, and to access funds from financial institutions and capital markets. In addition, the COVID-19 pandemic could cause delays or cancellations to regulatory proceedings, which could affect the Registrants' ability to timely complete acquisitions or other transactions. Further, the effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Plant Vogtle Units 3 and 4. In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission at the construction site, including worker distancing measures, isolating individuals who have tested positive for COVID-19, are showing symptoms consistent with COVID-19, are being tested for COVID-19, or have been in close contact with such persons, requiring self-quarantine, and adopting additional precautionary measures. Multiple members of the workforce at the project site have tested positive for COVID-19. On April 15, 2020, Georgia Power announced a reduction in workforce at Plant Vogtle Units 3 and 4 expected to total approximately 20% of the existing workforce. This reduction in workforce was a mitigation action intended to address the impact of the COVID-19 pandemic on the Plant Vogtle Units 3 and 4 workforce and construction site, including ongoing challenges with labor productivity that have been exacerbated by the impact of the COVID-19 pandemic. The workforce levels resulting from this reduction are expected to last at least through the summer as Georgia Power continues to monitor the impacts of the COVID-19 pandemic on the construction site. Assuming absenteeism rates normalize and the intended productivity efficiencies are realized in the coming months, while this mitigation action has extended and may further extend certain milestone dates in the updated aggressive site work plan, Georgia Power does not expect it to affect either the total project capital cost forecast or the ability to achieve the regulatory-approved in-service dates of November 2021 and November 2022 for Plant Vogtle Units 3 and 4, respectively; however, the ultimate impact of the COVID-19 pandemic on the construction schedule and budget for Plant Vogtle Units 3 and 4 cannot be determined at this time.

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

(4) Instruments Describing Rights of Security Holders, Including Indentures

Southern Company

		(a)	-
Twenty-First Supplemental Indenture to the Senior Note Indenture dated as of April 3, 2020, providing for the issuance of Southern Company's Series 2020A 3.70% Senior Notes due April 30, 2030. (Designated in Form 8-K dated April 1, 2020, File No. 1-3526, as Exhibit 4.2)

(10) Material Contracts

Southern Company

#	*	(a)	-	Form of Terms for 2020 Equity Awards granted under the Southern Company 2011 Omnibus Incentive Compensation Plan.

Alabama Power

#		(b)	-	Form of Terms for 2020 Equity Awards granted under the Southern Company 2011 Omnibus Incentive Compensation Plan. See Exhibit 10(a) herein.

(18) Letter re Change in Accounting Principles

Southern Company

	*	(a)	-	Preferability letter of Deloitte & Touche LLP.

Alabama Power

		(b)	-	Preferability letter of Deloitte & Touche LLP. See Exhibit 18(a) herein.

Georgia Power

		(c)	-	Preferability letter of Deloitte & Touche LLP. See Exhibit 18(a) herein.

Mississippi Power

		(d)	-	Preferability letter of Deloitte & Touche LLP. See Exhibit 18(a) herein.

Southern Power

		(e)	-	Preferability letter of Deloitte & Touche LLP. See Exhibit 18(a) herein.

Southern Company Gas

		(f)	-	Preferability letter of Deloitte & Touche LLP. See Exhibit 18(a) herein.

(24) Power of Attorney and Resolutions

Southern Company

		(a)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2019, File No. 1-3526 as Exhibit 24(a).)

Alabama Power

		(b)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2019, File No. 1-3164 as Exhibit 24(b).)

    Table of Contents                                Index to Financial Statements

Georgia Power

	(c)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2019, File No. 1-6468 as Exhibit 24(c).)

Mississippi Power

	(d)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2019, File No. 001-11229 as Exhibit 24(d).)

Southern Power

	(e)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2019, File No. 001-37803 as Exhibit 24(e).)

Southern Company Gas

	(f)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2019, File No. 1-14174 as Exhibit 24(f).)

(31) Section 302 Certifications

Southern Company

*	(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(d)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)1	-	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(e)2	-	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

    Table of Contents                                Index to Financial Statements

Southern Company Gas

*	(f)1	-	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(f)2	-	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

*	(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)	-	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)	-	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101) Interactive Data Files

*	INS	-	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
*	SCH	-	XBRL Taxonomy Extension Schema Document
*	CAL	-	XBRL Taxonomy Calculation Linkbase Document
*	DEF	-	XBRL Definition Linkbase Document
*	LAB	-	XBRL Taxonomy Label Linkbase Document
*	PRE	-	XBRL Taxonomy Presentation Linkbase Document

(104) Cover Page Interactive Data File
*			Formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

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
Date: April 29, 2020

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
Date: April 29, 2020

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
Date: April 29, 2020

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
Date: April 29, 2020

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
Date: April 29, 2020

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
Date: April 29, 2020