Form 10-Q
period 2020-06-30
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; MISSISSIPPI POWER CO; SOUTHERN Co GAS; SOUTHERN POWER CO
filed 2020-07-30
CIK 92122, 3153, 41091, 66904, 1004155, 1160661

    Table of Contents                                Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

Registrant	Description of Common Stock	Shares Outstanding at June 30, 2020
The Southern Company	Par Value $5 Per Share	1,056,130,748
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
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

    Table of Contents                                Index to Financial Statements

TABLE OF CONTENTS

		Page

	Definitions	4
	Cautionary Statement Regarding Forward-Looking Information	8

	PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	101
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	177
Item 4.	Controls and Procedures	177

	PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	178
Item 1A.	Risk Factors	178
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3.	Defaults Upon Senior Securities	Inapplicable
Item 4.	Mine Safety Disclosures	Inapplicable
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits	179

	Signatures	182

    Table of Contents                                Index to Financial Statements

DEFINITIONS

Term	Meaning
2013 ARP	Alternate Rate Plan approved by the Georgia PSC in 2013 for Georgia Power for the years 2014 through 2016 and subsequently extended through 2019
2019 ARP	Alternate Rate Plan approved by the Georgia PSC in 2019 for Georgia Power for the years 2020 through 2022
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
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

•
the ability to control costs and avoid cost and schedule overruns during the development, construction, and operation of facilities or other projects, including Plant Vogtle Units 3 and 4, which includes components based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale, and including changes in labor costs, availability, and productivity; challenges with management of contractors or vendors; subcontractor performance; adverse weather conditions; shortages, delays, increased costs, or inconsistent quality of equipment, materials, and labor; contractor or supplier delay; delays due to judicial or regulatory action; nonperformance under construction, operating, or other agreements; operational readiness, including specialized operator training and required site safety programs; engineering or design problems; design and other licensing-based compliance matters, including, for nuclear units, the timely submittal by Southern Nuclear of the ITAAC documentation for each unit and the related reviews and approvals by the NRC necessary to support NRC authorization to load fuel; challenges with start-up activities, including major equipment failure, or system integration; and/or operational performance;

•
the ability to overcome or mitigate the current challenges at Plant Vogtle Units 3 and 4, including, but not limited to, those related to COVID-19, as described in Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" in Item 1 herein, that could further impact the cost and schedule for the project;

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

    Table of Contents                                Index to Financial Statements

PART I
Item 1. Financial Statements (Unaudited).

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Operating Revenues:
Retail electric revenues	$3,182	$3,540	$6,260	$6,623
Wholesale electric revenues	472	542	889	1,041
Other electric revenues	168	161	320	331
Natural gas revenues (includes alternative revenue programs of $(2), $1, $7, and $-, respectively)	636	689	1,885	2,163
Other revenues	162	166	284	352
Total operating revenues	4,620	5,098	9,638	10,510
Operating Expenses:
Fuel	621	914	1,257	1,764
Purchased power	200	201	381	371
Cost of natural gas	144	191	583	877
Cost of other sales	74	84	129	203
Other operations and maintenance	1,203	1,320	2,498	2,634
Depreciation and amortization	873	755	1,730	1,506
Taxes other than income taxes	298	299	629	628
Estimated loss on Plant Vogtle Units 3 and 4	149	—	149	—
(Gain) loss on dispositions, net	—	(8)	(39)	(2,506)
Total operating expenses	3,562	3,756	7,317	5,477
Operating Income	1,058	1,342	2,321	5,033
Other Income and (Expense):
Allowance for equity funds used during construction	35	31	68	63
Earnings from equity method investments	30	33	72	81
Interest expense, net of amounts capitalized	(444)	(429)	(900)	(859)
Impairment of leveraged lease	(154)	—	(154)	—
Other income (expense), net	101	99	204	176
Total other income and (expense)	(432)	(266)	(710)	(539)
Earnings Before Income Taxes	626	1,076	1,611	4,494
Income taxes	5	145	150	1,505
Consolidated Net Income	621	931	1,461	2,989
Dividends on preferred stock of subsidiaries	4	3	7	7
Net income (loss) attributable to noncontrolling interests	5	29	(26)	—
Consolidated Net Income Attributable to Southern Company	$612	$899	$1,480	$2,982
Common Stock Data:
Earnings per share -
Basic	$0.58	$0.86	$1.40	$2.86
Diluted	$0.58	$0.85	$1.39	$2.84
Average number of shares of common stock outstanding (in millions)
Basic	1,058	1,044	1,057	1,041
Diluted	1,063	1,052	1,065	1,049
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Consolidated Net Income	$621	$931	$1,461	$2,989
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $4, $(11), $(26), and $(21), respectively	10	(32)	(75)	(60)
Reclassification adjustment for amounts included in net income, net of tax of $(3), $(1), $10, and $8, respectively	(9)	(3)	29	24
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $1, $-, $2, and $-, respectively	3	—	3	1
Total other comprehensive income (loss)	4	(35)	(43)	(35)
Comprehensive Income	625	896	1,418	2,954
Dividends on preferred stock of subsidiaries	4	3	7	7
Comprehensive income (loss) attributable to noncontrolling interests	5	29	(26)	—
Consolidated Comprehensive Income Attributable to Southern Company	$616	$864	$1,437	$2,947
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019
	(in millions)
Operating Activities:
Consolidated net income	$1,461	$2,989
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	1,916	1,623
Deferred income taxes	(218)	274
Utilization of federal investment tax credits	—	427
Allowance for equity funds used during construction	(68)	(63)
Pension, postretirement, and other employee benefits	(119)	(65)
Settlement of asset retirement obligations	(193)	(143)
Stock based compensation expense	84	75
Estimated loss on Plant Vogtle Units 3 and 4	149	—
Storm damage reserve accruals	117	23
Impairment charges	154	32
(Gain) loss on dispositions, net	(35)	(2,512)
Other, net	43	(3)
Changes in certain current assets and liabilities —
-Receivables	292	653
-Prepayments	(102)	(53)
-Natural gas for sale	182	255
-Other current assets	(253)	(18)
-Accounts payable	(467)	(1,045)
-Accrued taxes	258	511
-Accrued compensation	(347)	(312)
-Retail fuel cost over recovery	174	2
-Customer refunds	(223)	(35)
-Other current liabilities	42	(102)
Net cash provided from operating activities	2,847	2,513
Investing Activities:
Property additions	(3,202)	(3,484)
Nuclear decommissioning trust fund purchases	(524)	(405)
Nuclear decommissioning trust fund sales	519	400
Proceeds from dispositions and asset sales	983	5,000
Cost of removal, net of salvage	(130)	(197)
Change in construction payables, net	(103)	(107)
Investment in unconsolidated subsidiaries	(78)	(134)
Payments pursuant to LTSAs	(91)	(64)
Other investing activities	(29)	(7)
Net cash provided from (used for) investing activities	(2,655)	1,002
Financing Activities:
Increase (decrease) in notes payable, net	(1,170)	83
Proceeds —
Long-term debt	4,293	1,390
Common stock	59	452
Short-term borrowings	615	250
Redemptions and repurchases —
Long-term debt	(2,444)	(2,560)
Short-term borrowings	(190)	(1,850)
Distributions to noncontrolling interests	(118)	(82)
Capital contributions from noncontrolling interests	172	5
Payment of common stock dividends	(1,332)	(1,269)
Other financing activities	(170)	(67)
Net cash used for financing activities	(285)	(3,648)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(93)	(133)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,978	1,519
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,885	$1,386
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $41 and $36 capitalized for 2020 and 2019, respectively)	$852	$844
Income taxes, net	(8)	210
Noncash transactions —
Accrued property additions at end of period	828	988
Right-of-use assets obtained under operating leases	87	55
Right-of-use assets obtained under finance leases	7	33
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2020	At December 31, 2019
	(in millions)
Current Assets:
Cash and cash equivalents	$1,879	$1,975
Receivables —
Customer accounts receivable	1,613	1,614
Energy marketing receivables	273	428
Unbilled revenues	553	599
Other accounts and notes receivable	549	817
Accumulated provision for uncollectible accounts	(89)	(49)
Materials and supplies	1,490	1,388
Fossil fuel for generation	609	521
Natural gas for sale	282	479
Prepaid expenses	502	314
Assets from risk management activities, net of collateral	120	183
Regulatory assets – asset retirement obligations	252	287
Other regulatory assets	846	885
Assets held for sale	—	188
Other current assets	190	188
Total current assets	9,069	9,817
Property, Plant, and Equipment:
In service	107,320	105,114
Less: Accumulated depreciation	31,477	30,765
Plant in service, net of depreciation	75,843	74,349
Nuclear fuel, at amortized cost	835	851
Construction work in progress	8,351	7,880
Total property, plant, and equipment	85,029	83,080
Other Property and Investments:
Goodwill	5,280	5,280
Equity investments in unconsolidated subsidiaries	1,363	1,303
Other intangible assets, net of amortization of $304 and $280 at June 30, 2020 and December 31, 2019, respectively	511	536
Nuclear decommissioning trusts, at fair value	2,014	2,036
Leveraged leases	647	788
Miscellaneous property and investments	379	391
Total other property and investments	10,194	10,334
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,776	1,800
Deferred charges related to income taxes	797	798
Unamortized loss on reacquired debt	290	300
Regulatory assets – asset retirement obligations, deferred	4,586	4,094
Other regulatory assets, deferred	6,606	6,805
Assets held for sale, deferred	—	601
Other deferred charges and assets	1,384	1,071
Total deferred charges and other assets	15,439	15,469
Total Assets	$119,731	$118,700
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At June 30, 2020	At December 31, 2019
	(in millions)
Current Liabilities:
Securities due within one year	$1,596	$2,989
Notes payable	1,185	2,055
Energy marketing trade payables	284	442
Accounts payable	1,787	2,115
Customer deposits	490	496
Accrued taxes —
Accrued income taxes	27	—
Other accrued taxes	517	659
Accrued interest	499	474
Accrued compensation	666	992
Asset retirement obligations	575	504
Other regulatory liabilities	558	756
Liabilities held for sale	—	5
Operating lease obligations	235	229
Other current liabilities	915	830
Total current liabilities	9,334	12,546
Long-term Debt	45,138	41,798
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	8,298	7,888
Deferred credits related to income taxes	5,860	6,078
Accumulated deferred ITCs	2,271	2,291
Employee benefit obligations	1,789	1,814
Operating lease obligations, deferred	1,611	1,615
Asset retirement obligations, deferred	9,699	9,282
Accrued environmental remediation	220	234
Other cost of removal obligations	2,258	2,239
Other regulatory liabilities, deferred	371	256
Other deferred credits and liabilities	630	609
Total deferred credits and other liabilities	33,007	32,306
Total Liabilities	87,479	86,650
Redeemable Preferred Stock of Subsidiaries	291	291
Total Stockholders' Equity (See accompanying statements)	31,961	31,759
Total Liabilities and Stockholders' Equity	$119,731	$118,700
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2018	1,035	(1)	$5,164	$11,094	$(38)	$8,706	$(203)	$4,316	$29,039
Consolidated net income (loss)	—	—	—	—	—	2,084	—	(29)	2,055
Stock issued	6	—	28	196	—	—	—	—	224
Stock-based compensation	—	—	—	24	—	—	—	—	24
Cash dividends of $0.60 per share	—	—	—	—	—	(623)	—	—	(623)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3	3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(41)	(41)
Other	—	—	—	7	(2)	—	—	1	6
Balance at March 31, 2019	1,041	(1)	5,192	11,321	(40)	10,167	(203)	4,250	30,687
Consolidated net income	—	—	—	—	—	899	—	29	928
Other comprehensive income (loss)	—	—	—	—	—	—	(35)	—	(35)
Stock issued	5	—	25	203	—	—	—	—	228
Stock-based compensation	—	—	—	11	—	—	—	—	11
Cash dividends of $0.62 per share	—	—	—	—	—	(646)	—	—	(646)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(47)	(47)
Other	—	—	—	5	(1)	—	—	(1)	3
Balance at June 30, 2019	1,046	(1)	$5,217	$11,540	$(41)	$10,420	$(238)	$4,233	$31,131

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2019	1,054	(1)	$5,257	$11,734	$(42)	$10,877	$(321)	$4,254	$31,759
Consolidated net income (loss)	—	—	—	—	—	868	—	(31)	837
Other comprehensive income (loss)	—	—	—	—	—	—	(47)	—	(47)
Stock issued	3	—	9	43	—	—	—	—	52
Stock-based compensation	—	—	—	5	—	—	—	—	5
Cash dividends of $0.62 per share	—	—	—	—	—	(655)	—	—	(655)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	16	16
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(48)	(48)
Other	—	—	—	—	(2)	(2)	1	—	(3)
Balance at March 31, 2020	1,057	(1)	5,266	11,782	(44)	11,088	(367)	4,191	31,916
Consolidated net income	—	—	—	—	—	612	—	5	617
Other comprehensive income	—	—	—	—	—	—	4	—	4
Stock issued	—	—	—	7	—	—	—	—	7
Stock-based compensation	—	—	—	11	—	—	—	—	11
Cash dividends of $0.64 per share	—	—	—	—	—	(677)	—	—	(677)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	165	165
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(70)	(70)
Other	—	—	—	(13)	—	1	—	—	(12)
Balance at June 30, 2020	1,057	(1)	$5,266	$11,787	$(44)	$11,024	$(363)	$4,291	$31,961

The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$1,223	$1,378	$2,427	$2,592
Wholesale revenues, non-affiliates	54	62	111	123
Wholesale revenues, affiliates	7	4	26	63
Other revenues	81	69	152	143
Total operating revenues	1,365	1,513	2,716	2,921
Operating Expenses:
Fuel	199	252	415	553
Purchased power, non-affiliates	49	47	89	84
Purchased power, affiliates	30	69	49	90
Other operations and maintenance	342	402	690	812
Depreciation and amortization	202	200	402	399
Taxes other than income taxes	102	98	208	200
Total operating expenses	924	1,068	1,853	2,138
Operating Income	441	445	863	783
Other Income and (Expense):
Allowance for equity funds used during construction	11	14	22	28
Interest expense, net of amounts capitalized	(83)	(82)	(171)	(165)
Other income (expense), net	26	11	48	25
Total other income and (expense)	(46)	(57)	(101)	(112)
Earnings Before Income Taxes	395	388	762	671
Income taxes	93	89	177	151
Net Income	302	299	585	520
Dividends on Preferred Stock	4	3	7	7
Net Income After Dividends on Preferred Stock	$298	$296	$578	$513

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Net Income	$302	$299	$585	$520
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $-, $-, $1, and $1, respectively	1	1	2	2
Total other comprehensive income (loss)	1	1	2	2
Comprehensive Income	$303	$300	$587	$522
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019
	(in millions)
Operating Activities:
Net income	$585	$520
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	484	493
Deferred income taxes	38	138
Allowance for equity funds used during construction	(22)	(28)
Pension, postretirement, and other employee benefits	(50)	(13)
Settlement of asset retirement obligations	(100)	(43)
Other, net	45	(1)
Changes in certain current assets and liabilities —
-Prepayments	(62)	(59)
-Materials and supplies	(38)	5
-Other current assets	(65)	(4)
-Accounts payable	(232)	(246)
-Accrued taxes	197	8
-Accrued compensation	(75)	(88)
-Retail fuel cost over recovery	66	—
-Customer refunds	(64)	(1)
-Other current liabilities	(33)	14
Net cash provided from operating activities	674	695
Investing Activities:
Property additions	(686)	(833)
Nuclear decommissioning trust fund purchases	(160)	(139)
Nuclear decommissioning trust fund sales	160	139
Cost of removal, net of salvage	(29)	(48)
Change in construction payables	(53)	(103)
Other investing activities	(15)	(18)
Net cash used for investing activities	(783)	(1,002)
Financing Activities:
Proceeds —
Capital contributions from parent company	610	1,254
Pollution control revenue bonds	87	—
Redemptions —
Pollution control revenue bonds	(87)	—
Senior notes	—	(200)
Payment of common stock dividends	(479)	(422)
Other financing activities	(15)	(15)
Net cash provided from financing activities	116	617
Net Change in Cash, Cash Equivalents, and Restricted Cash	7	310
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	894	313
Cash, Cash Equivalents, and Restricted Cash at End of Period	$901	$623
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $7 and $10 capitalized for 2020 and 2019, respectively)	$161	$154
Income taxes, net	—	63
Noncash transactions —
Accrued property additions at end of period	147	168
Right-of-use assets obtained under operating leases	2	5
Right-of-use assets obtained under finance leases	1	1
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2020	At December 31, 2019
	(in millions)
Current Assets:
Cash and cash equivalents	$901	$894
Receivables —
Customer accounts receivable	407	425
Unbilled revenues	153	134
Affiliated	37	37
Other accounts and notes receivable	51	72
Accumulated provision for uncollectible accounts	(21)	(22)
Fossil fuel stock	250	212
Materials and supplies	545	512
Prepaid expenses	101	50
Other regulatory assets	226	242
Other current assets	55	30
Total current assets	2,705	2,586
Property, Plant, and Equipment:
In service	30,619	30,023
Less: Accumulated provision for depreciation	9,647	9,540
Plant in service, net of depreciation	20,972	20,483
Nuclear fuel, at amortized cost	275	296
Construction work in progress	830	890
Total property, plant, and equipment	22,077	21,669
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	63	66
Nuclear decommissioning trusts, at fair value	978	1,023
Miscellaneous property and investments	131	128
Total other property and investments	1,172	1,217
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	113	132
Deferred charges related to income taxes	243	244
Deferred under recovered regulatory clause revenues	41	40
Regulatory assets – asset retirement obligations	1,491	1,019
Other regulatory assets, deferred	1,922	1,976
Other deferred charges and assets	362	269
Total deferred charges and other assets	4,172	3,680
Total Assets	$30,126	$29,152
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2020	At December 31, 2019
	(in millions)
Current Liabilities:
Securities due within one year	$496	$251
Accounts payable —
Affiliated	261	316
Other	312	514
Customer deposits	103	100
Accrued taxes	274	78
Accrued interest	93	92
Accrued compensation	156	216
Asset retirement obligations	254	195
Other regulatory liabilities	73	193
Other current liabilities	101	105
Total current liabilities	2,123	2,060
Long-term Debt	8,028	8,270
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,325	3,260
Deferred credits related to income taxes	1,932	1,960
Accumulated deferred ITCs	97	100
Employee benefit obligations	200	206
Operating lease obligations	91	107
Asset retirement obligations, deferred	3,722	3,345
Other cost of removal obligations	392	412
Other regulatory liabilities, deferred	217	146
Other deferred credits and liabilities	38	40
Total deferred credits and other liabilities	10,014	9,576
Total Liabilities	20,165	19,906
Redeemable Preferred Stock	291	291
Common Stockholder's Equity (See accompanying statements)	9,670	8,955
Total Liabilities and Stockholder's Equity	$30,126	$29,152
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2018	31	$1,222	$3,508	$2,775	$(28)	$7,477
Net income after dividends on preferred stock	—	—	—	217	—	217
Capital contributions from parent company	—	—	1,236	—	—	1,236
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(211)	—	(211)
Balance at March 31, 2019	31	1,222	4,744	2,781	(27)	8,720
Net income after dividends on preferred stock	—	—	—	296	—	296
Capital contributions from parent company	—	—	23	—	—	23
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(211)	—	(211)
Balance at June 30, 2019	31	$1,222	$4,767	$2,866	$(26)	$8,829

Balance at December 31, 2019	31	$1,222	$4,755	$3,001	$(23)	$8,955
Net income after dividends on preferred stock	—	—	—	280	—	280
Capital contributions from parent company	—	—	612	—	—	612
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(239)	—	(239)
Balance at March 31, 2020	31	1,222	5,367	3,042	(22)	9,609
Net income after dividends on preferred stock	—	—	—	298	—	298
Capital contributions from parent company	—	—	1	—	—	1
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(239)	—	(239)
Balance at June 30, 2020	31	$1,222	$5,368	$3,101	$(21)	$9,670
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$1,760	$1,946	$3,435	$3,614
Wholesale revenues	25	36	51	67
Other revenues	143	135	268	270
Total operating revenues	1,928	2,117	3,754	3,951
Operating Expenses:
Fuel	226	390	458	689
Purchased power, non-affiliates	133	124	262	242
Purchased power, affiliates	122	134	251	310
Other operations and maintenance	463	463	928	913
Depreciation and amortization	354	244	707	483
Taxes other than income taxes	108	115	221	220
Estimated loss on Plant Vogtle Units 3 and 4	149	—	149	—
Total operating expenses	1,555	1,470	2,976	2,857
Operating Income	373	647	778	1,094
Other Income and (Expense):
Interest expense, net of amounts capitalized	(105)	(105)	(216)	(201)
Other income (expense), net	51	35	103	77
Total other income and (expense)	(54)	(70)	(113)	(124)
Earnings Before Income Taxes	319	577	665	970
Income taxes	11	129	27	211
Net Income	$308	$448	$638	$759
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Net Income	$308	$448	$638	$759
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $-, $(9), $(1), and $(9), respectively	—	(28)	(2)	(28)
Reclassification adjustment for amounts included in net income, net of tax of $1, $-, $1, and $-, respectively	2	1	3	1
Total other comprehensive income (loss)	2	(27)	1	(27)
Comprehensive Income	$310	$421	$639	$732
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019
	(in millions)
Operating Activities:
Net income	$638	$759
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	800	583
Deferred income taxes	(202)	153
Allowance for equity funds used during construction	(40)	(31)
Pension, postretirement, and other employee benefits	(55)	(56)
Settlement of asset retirement obligations	(78)	(76)
Storm damage reserve accruals	107	15
Estimated loss on Plant Vogtle Units 3 and 4	149	—
Other, net	19	17
Changes in certain current assets and liabilities —
-Receivables	(73)	(43)
-Fossil fuel stock	(52)	(26)
-Prepaid income taxes	—	63
-Materials and supplies	(61)	2
-Other current assets	(26)	19
-Accounts payable	—	(94)
-Accrued taxes	87	(139)
-Accrued compensation	(69)	(32)
-Retail fuel cost over recovery	109	—
-Customer refunds	(159)	(19)
-Other current liabilities	30	17
Net cash provided from operating activities	1,124	1,112
Investing Activities:
Property additions	(1,650)	(1,712)
Nuclear decommissioning trust fund purchases	(365)	(266)
Nuclear decommissioning trust fund sales	359	260
Cost of removal, net of salvage	(62)	(107)
Change in construction payables, net of joint owner portion	(48)	(5)
Payments pursuant to LTSAs	(41)	(9)
Proceeds from dispositions and asset sales	143	9
Other investing activities	5	(4)
Net cash used for investing activities	(1,659)	(1,834)
Financing Activities:
Increase (decrease) in notes payable, net	(25)	11
Proceeds —
FFB loan	519	835
Senior notes	1,500	—
Pollution control revenue bonds	53	513
Short-term borrowings	250	250
Capital contributions from parent company	500	46
Redemptions and repurchases —
Senior notes	(950)	—
Pollution control revenue bonds	(148)	(223)
FFB loan	(32)	—
Payment of common stock dividends	(771)	(788)
Other financing activities	(27)	(24)
Net cash provided from financing activities	869	620
Net Change in Cash, Cash Equivalents, and Restricted Cash	334	(102)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	52	112
Cash, Cash Equivalents, and Restricted Cash at End of Period	$386	$10
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $22 and $16 capitalized for 2020 and 2019, respectively)	$180	$179
Income taxes, net	—	(6)
Noncash transactions —
Accrued property additions at end of period	478	650
Right-of-use assets obtained under operating leases	29	13
Right-of-use assets obtained under finance leases	—	28
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2020	At December 31, 2019
	(in millions)
Current Assets:
Cash and cash equivalents	$386	$52
Receivables —
Customer accounts receivable	580	533
Unbilled revenues	261	203
Joint owner accounts receivable	104	136
Affiliated	28	21
Other accounts and notes receivable	42	209
Accumulated provision for uncollectible accounts	(28)	(2)
Fossil fuel stock	324	272
Materials and supplies	558	501
Prepaid expenses	58	63
Regulatory assets – storm damage reserves	213	213
Regulatory assets – asset retirement obligations	215	254
Other regulatory assets	276	263
Other current assets	62	77
Total current assets	3,079	2,795
Property, Plant, and Equipment:
In service	38,852	38,137
Less: Accumulated provision for depreciation	11,964	11,753
Plant in service, net of depreciation	26,888	26,384
Nuclear fuel, at amortized cost	560	555
Construction work in progress	6,254	5,650
Total property, plant, and equipment	33,702	32,589
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	50	52
Nuclear decommissioning trusts, at fair value	1,036	1,013
Miscellaneous property and investments	65	64
Total other property and investments	1,151	1,129
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,382	1,428
Deferred charges related to income taxes	519	519
Regulatory assets – asset retirement obligations, deferred	2,894	2,865
Other regulatory assets, deferred	2,610	2,716
Other deferred charges and assets	488	500
Total deferred charges and other assets	7,893	8,028
Total Assets	$45,825	$44,541
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2020	At December 31, 2019
	(in millions)
Current Liabilities:
Securities due within one year	$536	$1,025
Notes payable	465	365
Accounts payable —
Affiliated	493	512
Other	672	711
Customer deposits	284	283
Accrued taxes	442	407
Accrued interest	133	118
Accrued compensation	152	233
Operating lease obligations	150	144
Asset retirement obligations	279	265
Over recovered fuel clause revenues	109	—
Other regulatory liabilities	290	447
Other current liabilities	206	187
Total current liabilities	4,211	4,697
Long-term Debt	12,337	10,791
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,190	3,257
Deferred credits related to income taxes	2,730	2,862
Accumulated deferred ITCs	273	255
Employee benefit obligations	500	540
Operating lease obligations, deferred	1,258	1,282
Asset retirement obligations, deferred	5,556	5,519
Other deferred credits and liabilities	333	273
Total deferred credits and other liabilities	13,840	13,988
Total Liabilities	30,388	29,476
Common Stockholder's Equity (See accompanying statements)	15,437	15,065
Total Liabilities and Stockholder's Equity	$45,825	$44,541
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2018	9	$398	$10,322	$3,612	$(9)	$14,323
Net income	—	—	—	311	—	311
Capital contributions from parent company	—	—	29	—	—	29
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(394)	—	(394)
Other	—	—	(1)	—	—	(1)
Balance at March 31, 2019	9	398	10,350	3,529	(8)	14,269
Net income	—	—	—	448	—	448
Capital contributions from parent company	—	—	20	—	—	20
Other comprehensive income (loss)	—	—	—	—	(27)	(27)
Cash dividends on common stock	—	—	—	(394)	—	(394)
Other	—	—	1	(1)	—	—
Balance at June 30, 2019	9	$398	$10,371	$3,582	$(35)	$14,316

Balance at December 31, 2019	9	$398	$10,962	$3,756	$(51)	$15,065
Net income	—	—	—	331	—	331
Capital contributions from parent company	—	—	502	—	—	502
Other comprehensive income (loss)	—	—	—	—	(1)	(1)
Cash dividends on common stock	—	—	—	(385)	—	(385)
Balance at March 31, 2020	9	398	11,464	3,702	(52)	15,512
Net income	—	—	—	308	—	308
Capital contributions from parent company	—	—	1	—	—	1
Other comprehensive income	—	—	—	—	2	2
Cash dividends on common stock	—	—	—	(386)	—	(386)
Balance at June 30, 2020	9	$398	$11,465	$3,624	$(50)	$15,437
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$199	$215	$398	$418
Wholesale revenues, non-affiliates	52	57	103	114
Wholesale revenues, affiliates	25	37	47	58
Other revenues	7	4	11	10
Total operating revenues	283	313	559	600
Operating Expenses:
Fuel	83	105	162	198
Purchased power	7	6	12	9
Other operations and maintenance	67	72	142	133
Depreciation and amortization	46	48	88	95
Taxes other than income taxes	30	28	59	55
Total operating expenses	233	259	463	490
Operating Income	50	54	96	110
Other Income and (Expense):
Interest expense, net of amounts capitalized	(15)	(17)	(31)	(35)
Other income (expense), net	6	5	14	11
Total other income and (expense)	(9)	(12)	(17)	(24)
Earnings Before Income Taxes	41	42	79	86
Income taxes	2	5	8	12
Net Income	$39	$37	$71	$74
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Net Income	$39	$37	$71	$74
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $-, $-, $-, and $-, respectively	—	—	(1)	—
Reclassification adjustment for amounts included in net income, net of tax of $-, $-, $-, and $-, respectively	—	—	1	1
Total other comprehensive income (loss)	—	—	—	1
Comprehensive Income	$39	$37	$71	$75
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019
	(in millions)
Operating Activities:
Net income	$71	$74
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	92	98
Deferred income taxes	(13)	(16)
Settlement of asset retirement obligations	(9)	(17)
Other, net	9	12
Changes in certain current assets and liabilities —
-Receivables	(7)	(8)
-Other current assets	(6)	(3)
-Accounts payable	(19)	(28)
-Accrued taxes	(21)	(43)
-Accrued compensation	(15)	(15)
-Other current liabilities	(11)	6
Net cash provided from operating activities	71	60
Investing Activities:
Property additions	(111)	(95)
Construction payables	(14)	(12)
Payments pursuant to LTSAs	(10)	(11)
Other investing activities	(10)	(10)
Net cash used for investing activities	(145)	(128)
Financing Activities:
Proceeds —
Capital contributions from parent company	75	7
Short-term borrowings	40	—
Pollution control revenue bonds	34	43
Other long-term debt	100	—
Redemptions —
Senior notes	(275)	—
Short-term borrowings	(40)	—
Pollution control revenue bonds	(41)	—
Return of capital to parent company	(74)	(75)
Other financing activities	3	(1)
Net cash used for financing activities	(178)	(26)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(252)	(94)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	286	293
Cash, Cash Equivalents, and Restricted Cash at End of Period	$34	$199
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $- and $(1) capitalized for 2020 and 2019, respectively)	$33	$36
Income taxes, net	—	23
Noncash transactions — Accrued property additions at end of period	21	23
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2020	At December 31, 2019
	(in millions)
Current Assets:
Cash and cash equivalents	$34	$286
Receivables —
Customer accounts receivable	39	35
Unbilled revenues	41	39
Affiliated	31	27
Other accounts and notes receivable	24	26
Fossil fuel stock	24	26
Materials and supplies	62	61
Other regulatory assets	73	99
Other current assets	8	10
Total current assets	336	609
Property, Plant, and Equipment:
In service	4,948	4,857
Less: Accumulated provision for depreciation	1,522	1,463
Plant in service, net of depreciation	3,426	3,394
Construction work in progress	132	126
Total property, plant, and equipment	3,558	3,520
Other Property and Investments	129	131
Deferred Charges and Other Assets:
Deferred charges related to income taxes	32	32
Regulatory assets – asset retirement obligations	200	210
Other regulatory assets, deferred	376	360
Accumulated deferred income taxes	134	139
Other deferred charges and assets	56	34
Total deferred charges and other assets	798	775
Total Assets	$4,821	$5,035
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2020	At December 31, 2019
	(in millions)
Current Liabilities:
Securities due within one year	$—	$281
Notes payable	4	—
Accounts payable —
Affiliated	75	76
Other	44	75
Accrued taxes	84	105
Accrued interest	15	15
Accrued compensation	21	35
Asset retirement obligations	28	33
Over recovered regulatory clause liabilities	29	29
Other regulatory liabilities	47	21
Other current liabilities	59	64
Total current liabilities	406	734
Long-term Debt	1,404	1,308
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	422	424
Deferred credits related to income taxes	310	352
Employee benefit obligations	97	99
Asset retirement obligations, deferred	157	157
Other cost of removal obligations	193	189
Other regulatory liabilities, deferred	66	76
Other deferred credits and liabilities	42	44
Total deferred credits and other liabilities	1,287	1,341
Total Liabilities	3,097	3,383
Common Stockholder's Equity (See accompanying statements)	1,724	1,652
Total Liabilities and Stockholder's Equity	$4,821	$5,035
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2018	1	$38	$4,546	$(2,971)	$(4)	$1,609
Net income	—	—	—	37	—	37
Return of capital to parent company	—	—	(38)	—	—	(38)
Capital contributions from parent company	—	—	2	—	—	2
Balance at March 31, 2019	1	38	4,510	(2,934)	(4)	1,610
Net income after dividends on preferred stock	—	—	—	37	—	37
Return of capital to parent company	—	—	(38)	—	—	(38)
Capital contributions from parent company	—	—	8	—	—	8
Balance at June 30, 2019	1	$38	$4,480	$(2,897)	$(4)	$1,617

Balance at December 31, 2019	1	$38	$4,449	$(2,832)	$(3)	$1,652
Net income	—	—	—	32	—	32
Return of capital to parent company	—	—	(37)	—	—	(37)
Capital contributions from parent company	—	—	76	—	—	76
Other	—	—	(1)	—	—	(1)
Balance at March 31, 2020	1	38	4,487	(2,800)	(3)	1,722
Net income	—	—	—	39	—	39
Return of capital to parent company	—	—	(37)	—	—	(37)
Balance at June 30, 2020	1	$38	$4,450	$(2,761)	$(3)	$1,724
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$343	$390	$629	$743
Wholesale revenues, affiliates	92	117	178	204
Other revenues	4	3	7	6
Total operating revenues	439	510	814	953
Operating Expenses:
Fuel	102	139	209	284
Purchased power	18	32	32	55
Other operations and maintenance	77	79	156	166
Depreciation and amortization	121	119	239	237
Taxes other than income taxes	10	11	19	21
(Gain) loss on dispositions, net	—	(23)	(39)	(23)
Total operating expenses	328	357	616	740
Operating Income	111	153	198	213
Other Income and (Expense):
Interest expense, net of amounts capitalized	(38)	(41)	(77)	(84)
Other income (expense), net	1	40	4	41
Total other income and (expense)	(37)	(1)	(73)	(43)
Earnings Before Income Taxes	74	152	125	170
Income taxes (benefit)	6	(51)	13	(60)
Net Income	68	203	112	230
Net income (loss) attributable to noncontrolling interests	5	29	(26)	—
Net Income Attributable to Southern Power	$63	$174	$138	$230
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Net Income	$68	$203	$112	$230
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $4, $(1), $(17), and $(10), respectively	11	(1)	(50)	(30)
Reclassification adjustment for amounts included in net income, net of tax of $(5), $(2), $5, and $6, respectively	(15)	(7)	13	17
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $-, $-, $-, and $-, respectively	1	—	1	—
Total other comprehensive income (loss)	(3)	(8)	(36)	(13)
Comprehensive Income	65	195	76	217
Comprehensive income (loss) attributable to noncontrolling interests	5	29	(26)	—
Comprehensive Income Attributable to Southern Power	$60	$166	$102	$217
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019
	(in millions)
Operating Activities:
Net income	$112	$230
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	251	251
Deferred income taxes	(34)	(63)
Utilization of federal investment tax credits	—	427
Amortization of investment tax credits	(30)	(122)
(Gain) loss on dispositions, net	(39)	(23)
Other, net	(31)	(46)
Changes in certain current assets and liabilities —
-Receivables	(67)	(9)
-Prepaid income taxes	73	93
-Other current assets	(8)	4
-Accounts payable	(29)	(17)
-Accrued taxes	16	19
-Other current liabilities	(19)	(25)
Net cash provided from operating activities	195	719
Investing Activities:
Business acquisitions, net of cash acquired	(81)	(2)
Property additions	(101)	(123)
Proceeds from dispositions and asset sales	660	540
Investment in unconsolidated subsidiaries	—	(116)
Payments pursuant to LTSAs	(31)	(31)
Other investing activities	43	(14)
Net cash provided from investing activities	490	254
Financing Activities:
Decrease in notes payable, net	(357)	—
Redemptions —
Short-term borrowings	(100)	(100)
Senior notes	(300)	—
Return of capital to parent company	—	(505)
Distributions to noncontrolling interests	(118)	(82)
Capital contributions from noncontrolling interests	172	5
Payment of common stock dividends	(100)	(103)
Other financing activities	(5)	1
Net cash used for financing activities	(808)	(784)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(123)	189
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	279	181
Cash, Cash Equivalents, and Restricted Cash at End of Period	$156	$370
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $7 capitalized for both 2020 and 2019)	$96	$106
Income taxes, net	(5)	(421)
Noncash transactions —
Accrued property additions at end of period	38	31
Right-of-use assets obtained under operating leases	30	—
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2020	At December 31, 2019
	(in millions)
Current Assets:
Cash and cash equivalents	$154	$279
Receivables —
Customer accounts receivable	160	107
Affiliated	46	30
Other	55	73
Materials and supplies	203	191
Prepaid income taxes	402	36
Other current assets	23	43
Total current assets	1,043	759
Property, Plant, and Equipment:
In service	13,634	13,270
Less: Accumulated provision for depreciation	2,689	2,464
Plant in service, net of depreciation	10,945	10,806
Construction work in progress	314	515
Total property, plant, and equipment	11,259	11,321
Other Property and Investments:
Intangible assets, net of amortization of $79 and $69 at June 30, 2020 and December 31, 2019, respectively	312	322
Equity investments in unconsolidated subsidiaries	19	28
Total other property and investments	331	350
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	397	369
Prepaid LTSAs	140	128
Accumulated deferred income taxes	156	551
Income taxes receivable, non-current	11	5
Assets held for sale	—	601
Other deferred charges and assets	220	216
Total deferred charges and other assets	924	1,870
Total Assets	$13,557	$14,300
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At June 30, 2020	At December 31, 2019
	(in millions)
Current Liabilities:
Securities due within one year	$525	$824
Notes payable	92	549
Accounts payable —
Affiliated	52	56
Other	59	85
Accrued taxes —
Accrued income taxes	10	—
Other accrued taxes	26	26
Accrued interest	23	32
Other current liabilities	127	132
Total current liabilities	914	1,704
Long-term Debt	3,572	3,574
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	114	115
Accumulated deferred ITCs	1,701	1,731
Operating lease obligations	404	376
Other deferred credits and liabilities	193	178
Total deferred credits and other liabilities	2,412	2,400
Total Liabilities	6,898	7,678
Total Stockholders' Equity (See accompanying statements)	6,659	6,622
Total Liabilities and Stockholders' Equity	$13,557	$14,300
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholders' Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2018	$1,600	$1,352	$16	$2,968	$4,316	$7,284
Net income (loss)	—	56	—	56	(29)	27
Capital contributions from parent company	1	—	—	1	—	1
Other comprehensive income (loss)	—	—	(4)	(4)	—	(4)
Cash dividends on common stock	—	(51)	—	(51)	—	(51)
Capital contributions from noncontrolling interests	—	—	—	—	3	3
Distributions to noncontrolling interests	—	—	—	—	(41)	(41)
Other	(1)	(1)	—	(2)	1	(1)
Balance at March 31, 2019	1,600	1,356	12	2,968	4,250	7,218
Net income	—	174	—	174	29	203
Return of capital to parent company	(505)	—	—	(505)	—	(505)
Capital contributions from parent company	7	—	—	7	—	7
Other comprehensive income (loss)	—	—	(8)	(8)	—	(8)
Cash dividends on common stock	—	(52)	—	(52)	—	(52)
Capital contributions from noncontrolling interests	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	(47)	(47)
Other	—	1	—	1	(1)	—
Balance at June 30, 2019	$1,102	$1,479	$4	$2,585	$4,233	$6,818

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholders' Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2019	$909	$1,485	$(26)	$2,368	$4,254	$6,622
Net income (loss)	—	75	—	75	(31)	44
Other comprehensive income (loss)	—	—	(33)	(33)	—	(33)
Cash dividends on common stock	—	(50)	—	(50)	—	(50)
Capital contributions from noncontrolling interests	—	—	—	—	16	16
Distributions to noncontrolling interests	—	—	—	—	(48)	(48)
Balance at March 31, 2020	909	1,510	(59)	2,360	4,191	6,551
Net income	—	63	—	63	5	68
Other comprehensive income (loss)	—	—	(3)	(3)	—	(3)
Cash dividends on common stock	—	(50)	—	(50)	—	(50)
Capital contributions from noncontrolling interests	—	—	—	—	165	165
Distributions to noncontrolling interests	—	—	—	—	(70)	(70)
Other	(2)	—	—	(2)	—	(2)
Balance at June 30, 2020	$907	$1,523	$(62)	$2,368	$4,291	$6,659
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $22, $23, $69, and $78, respectively)	$638	$688	$1,878	$2,163
Alternative revenue programs	(2)	1	7	—
Total operating revenues	636	689	1,885	2,163
Operating Expenses:
Cost of natural gas	144	191	583	877
Other operations and maintenance	220	199	479	433
Depreciation and amortization	123	119	243	238
Taxes other than income taxes	47	46	118	128
Total operating expenses	534	555	1,423	1,676
Operating Income	102	134	462	487
Other Income and (Expense):
Earnings from equity method investments	30	31	72	80
Interest expense, net of amounts capitalized	(57)	(59)	(114)	(118)
Other income (expense), net	12	6	21	10
Total other income and (expense)	(15)	(22)	(21)	(28)
Earnings Before Income Taxes	87	112	441	459
Income taxes	16	6	95	83
Net Income	$71	$106	$346	$376
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Net Income	$71	$106	$346	$376
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(1), $(1), $(8), and $(1), respectively	(1)	(3)	(21)	(3)
Reclassification adjustment for amounts included in net income, net of tax of $-, $-, $2, and $-, respectively	1	—	6	—
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $-, $(1), $1, and $(1), respectively	—	—	—	(1)
Total other comprehensive income (loss)	—	(3)	(15)	(4)
Comprehensive Income	$71	$103	$331	$372
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019
	(in millions)
Operating Activities:
Net income	$346	$376
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	243	238
Deferred income taxes	40	59
Mark-to-market adjustments	34	30
Other, net	11	(26)
Changes in certain current assets and liabilities —
-Receivables	344	717
-Natural gas for sale	182	256
-Other current assets	6	29
-Accounts payable	(176)	(604)
-Accrued taxes	26	(54)
-Accrued compensation	(31)	(34)
-Other current liabilities	21	(56)
Net cash provided from operating activities	1,046	931
Investing Activities:
Property additions	(647)	(603)
Cost of removal, net of salvage	(31)	(33)
Investment in unconsolidated subsidiaries	(78)	(18)
Proceeds from dispositions and asset sales	178	32
Other investing activities	8	36
Net cash used for investing activities	(570)	(586)
Financing Activities:
Decrease in notes payable, net	(321)	(158)
Proceeds — Capital contributions from parent company	186	38
Payment of common stock dividends	(266)	(235)
Net cash used for financing activities	(401)	(355)
Net Change in Cash, Cash Equivalents, and Restricted Cash	75	(10)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	49	70
Cash, Cash Equivalents, and Restricted Cash at End of Period	$124	$60
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $4 and $3 capitalized for 2020 and 2019, respectively)	$119	$125
Income taxes, net	(4)	96
Noncash transactions — Accrued property additions at end of period	123	123
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2020	At December 31, 2019
	(in millions)
Current Assets:
Cash and cash equivalents	$120	$46
Receivables —
Energy marketing receivables	273	428
Customer accounts receivable	269	323
Unbilled revenues	57	183
Affiliated	5	5
Other accounts and notes receivable	117	114
Accumulated provision for uncollectible accounts	(35)	(18)
Natural gas for sale	282	479
Prepaid expenses	60	65
Assets from risk management activities, net of collateral	103	177
Other regulatory assets	86	92
Assets held for sale	—	171
Other current assets	49	41
Total current assets	1,386	2,106
Property, Plant, and Equipment:
In service	16,718	16,344
Less: Accumulated depreciation	4,704	4,650
Plant in service, net of depreciation	12,014	11,694
Construction work in progress	770	613
Total property, plant, and equipment	12,784	12,307
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,308	1,251
Other intangible assets, net of amortization of $186 and $176 at June 30, 2020 and December 31, 2019, respectively	60	70
Miscellaneous property and investments	20	20
Total other property and investments	6,403	6,356
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	88	93
Other regulatory assets, deferred	581	618
Other deferred charges and assets	258	207
Total deferred charges and other assets	927	918
Total Assets	$21,500	$21,687
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2020	At December 31, 2019
	(in millions)
Current Liabilities:
Securities due within one year	$31	$—
Notes payable	329	650
Energy marketing trade payables	284	442
Accounts payable —
Affiliated	50	41
Other	290	315
Customer deposits	86	96
Accrued taxes —
Accrued income taxes	32	—
Other accrued taxes	65	71
Accrued interest	53	52
Accrued compensation	68	100
Liabilities from risk management activities, net of collateral	39	21
Other regulatory liabilities	146	94
Other current liabilities	122	128
Total current liabilities	1,595	2,010
Long-term Debt	5,796	5,845
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,256	1,219
Deferred credits related to income taxes	859	874
Employee benefit obligations	253	265
Operating lease obligations	73	78
Other cost of removal obligations	1,639	1,606
Accrued environmental remediation	220	233
Other deferred credits and liabilities	40	51
Total deferred credits and other liabilities	4,340	4,326
Total Liabilities	11,731	12,181
Common Stockholder's Equity (See accompanying statements)	9,769	9,506
Total Liabilities and Stockholder's Equity	$21,500	$21,687
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2018	$8,856	$(312)	$26	$8,570
Net income	—	270	—	270
Capital contributions from parent company	17	—	—	17
Other comprehensive income (loss)	—	—	(1)	(1)
Cash dividends on common stock	—	(118)	—	(118)
Balance at March 31, 2019	8,873	(160)	25	8,738
Net income	—	106	—	106
Capital contributions from parent company	35	—	—	35
Other comprehensive income (loss)	—	—	(3)	(3)
Cash dividends on common stock	—	(117)	—	(117)
Balance at June 30, 2019	$8,908	$(171)	$22	$8,759

Balance at December 31, 2019	$9,697	$(198)	$7	$9,506
Net income	—	275	—	275
Return of capital to parent company	(2)	—	—	(2)
Other comprehensive income (loss)	—	—	(15)	(15)
Cash dividends on common stock	—	(133)	—	(133)
Balance at March 31, 2020	9,695	(56)	(8)	9,631
Net income	—	71	—	71
Capital contributions from parent company	200	—	—	200
Cash dividends on common stock	—	(133)	—	(133)
Balance at June 30, 2020	$9,895	$(118)	$(8)	$9,769
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

(A) INTRODUCTION
The condensed quarterly financial statements of each Registrant included herein have been prepared by such Registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2019 have been derived from the audited financial statements of each Registrant. In the opinion of each Registrant's management, the information regarding such Registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended June 30, 2020 and 2019. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures regarding such Registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy and other factors, including the impacts of the COVID-19 pandemic, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
Certain prior year data presented in the financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the overall results of operations, financial position, or cash flows of any Registrant.
Goodwill and Other Intangible Assets
Goodwill at June 30, 2020 and December 31, 2019 was as follows:

Goodwill
(in millions)
Southern Company	$5,280
Southern Company Gas:
Gas distribution operations	$4,034
Gas marketing services	981
Southern Company Gas total	$5,015

Goodwill is not amortized but is subject to an annual impairment test in the fourth quarter of the year and on an interim basis as events and changes in circumstances occur, including, but not limited to, a significant change in operating performance, the business climate, legal or regulatory factors, or a planned sale or disposition of a significant portion of the business. The continued COVID-19 pandemic and related responses continue to disrupt supply chains and capital markets, reduce labor availability and productivity, and reduce economic activity. These effects could have a variety of adverse impacts on Southern Company and its subsidiaries, including the $263 million of goodwill recorded at PowerSecure. If the impact of the COVID-19 pandemic becomes significant to the operating results of PowerSecure and its businesses, a portion of the associated goodwill may become impaired. The ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other intangible assets were as follows:

	At June 30, 2020			At December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Other intangible assets subject to amortization:
Customer relationships	$212	$(126)	$86	$212	$(116)	$96
Trade names	64	(28)	36	64	(25)	39
Storage and transportation contracts	64	(63)	1	64	(62)	2
PPA fair value adjustments	390	(79)	311	390	(69)	321
Other	10	(8)	2	11	(8)	3
Total other intangible assets subject to amortization	$740	$(304)	$436	$741	$(280)	$461
Other intangible assets not subject to amortization:
Federal Communications Commission licenses	75	—	75	75	—	75
Total other intangible assets	$815	$(304)	$511	$816	$(280)	$536

Southern Power
Other intangible assets subject to amortization:
PPA fair value adjustments	$390	$(79)	$311	$390	$(69)	$321

Southern Company Gas
Other intangible assets subject to amortization:
Gas marketing services
Customer relationships	$156	$(112)	$44	$156	$(104)	$52
Trade names	26	(11)	15	26	(10)	16
Wholesale gas services
Storage and transportation contracts	64	(63)	1	64	(62)	2
Total other intangible assets subject to amortization	$246	$(186)	$60	$246	$(176)	$70

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Amortization associated with other intangible assets was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2020
	(in millions)
Southern Company(a)	$13	$25
Southern Power(b)	$5	$10
Southern Company Gas
Gas marketing services	$5	$9
Wholesale gas services(b)	—	1
Southern Company Gas total	$5	$10

(a)	Includes $5 million and $11 million for the three and six months ended June 30, 2020, respectively, recorded as a reduction to operating revenues.

(b)	Recorded as a reduction to operating revenues.
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that total to the amounts shown in the condensed statements of cash flows for the Registrants that had restricted cash at June 30, 2020 and/or December 31, 2019:

	Southern Company		Southern Power	Southern Company Gas
	At June 30, 2020	At December 31, 2019	At June 30, 2020	At June 30, 2020	At December 31, 2019
	(in millions)		(in millions)	(in millions)
Cash and cash equivalents	$1,879	$1,975	$154	$120	$46
Restricted cash(*):
Other accounts and notes receivable	—	3	—	—	3
Other current assets	4	—	—	4	—
Other deferred charges and assets	2	—	2	—	—
Total cash, cash equivalents, and restricted cash	$1,885	$1,978	$156	$124	$49

(*)
For Southern Company Gas, reflects restricted cash held as collateral for workers' compensation, life insurance, and long-term disability insurance. For Southern Power, reflects restricted cash held for construction payables.

Natural Gas for Sale
Southern Company Gas, with the exception of Nicor Gas, carries natural gas inventory on a WACOG basis. For any declines in market prices below the WACOG considered to be other than temporary, an adjustment is recorded to reduce the value of natural gas inventories to market value. Southern Company Gas recorded no material adjustments for the three and six months ended June 30, 2020 and recorded adjustments of $7 million and $10 million for the three and six months ended June 30, 2019, respectively.
Nicor Gas' natural gas inventory is carried at cost on a LIFO basis. Inventory decrements occurring during the year that are restored prior to year end are charged to cost of natural gas at the estimated annual replacement cost. Inventory decrements that are not restored prior to year end are charged to cost of natural gas at the actual LIFO

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

cost of the inventory layers liquidated. Nicor Gas' inventory decrement at June 30, 2020 is expected to be restored prior to year end.
Asset Retirement Obligations
See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.
Details of changes in AROs for Southern Company and Alabama Power during the first six months of 2020 are shown in the following table. There were no material changes in AROs for the other Registrants during the first six months of 2020.

	Southern Company	Alabama Power
	(in millions)
Balance at December 31, 2019	$9,786	$3,540
Liabilities incurred	15	—
Liabilities settled	(193)	(100)
Accretion	204	74
Cash flow revisions	462	462
Balance at June 30, 2020	$10,274	$3,976

In June 2020, Alabama Power recorded an increase of approximately $462 million to its AROs related to the CCR Rule and the related state rule primarily due to management's completion of a feasibility study and the related cost estimates during the second quarter 2020 for one of its ash ponds. Alabama Power's increase also reflects costs associated with the addition of a water treatment system to the design of another ash pond. The additional estimated costs to close these ash ponds under the planned closure-in-place methodology primarily relate to inputs from contractor bids, design revisions, and changes in the expected volume of ash handling.
The traditional electric operating companies expect to continue updating their cost estimates and ARO liabilities periodically as additional information related to ash pond closure methodologies, schedules, and/or costs becomes available. Additionally, the closure designs and plans in the States of Alabama and Georgia are subject to approval by environmental regulatory agencies. Absent continued recovery of ARO costs through regulated rates, results of operations, cash flows, and financial condition for Southern Company and the traditional electric operating companies could be materially impacted. See Note (B) under "Georgia Power – Integrated Resource Plan" for additional information. The ultimate outcome of these matters cannot be determined at this time.
Depreciation and Amortization
See Note 5 to the financial statements under "Depreciation and Amortization – Southern Power" in Item 8 of the Form 10-K for additional information.
Effective January 1, 2020, Southern Power revised the depreciable lives of its natural gas generating facilities from up to 45 years to up to 50 years. This revision resulted in an immaterial decrease in depreciation for the three and six months ended June 30, 2020 and is expected to result in an immaterial decrease in annual depreciation for 2020.
(B) REGULATORY MATTERS
See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information relating to regulatory matters.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The recovery balances for certain retail regulatory clauses of the traditional electric operating companies and Southern Company Gas at June 30, 2020 and December 31, 2019 were as follows:

Regulatory Clause	Balance Sheet Line Item	June 30, 2020	December 31, 2019
		(in millions)
Alabama Power
Rate CNP Compliance	Other regulatory liabilities, current	$25	$55
	Other regulatory liabilities, deferred	—	7
Rate CNP PPA	Deferred under recovered regulatory clause revenues	41	40
Retail Energy Cost Recovery	Other regulatory liabilities, current	22	32
	Other regulatory liabilities, deferred	93	17
Natural Disaster Reserve	Other regulatory liabilities, current	16	37
	Other regulatory liabilities, deferred	96	113
Georgia Power
Fuel Cost Recovery	Other current liabilities	$109	$—
	Other deferred credits and liabilities	95	73
Mississippi Power
Fuel Cost Recovery	Over recovered regulatory clause liabilities	$22	$23
Ad Valorem Tax	Other regulatory assets	11	47
	Other regulatory assets, deferred	39	—
Property Damage Reserve	Other regulatory liabilities, deferred	50	54
Southern Company Gas
Natural Gas Cost Recovery	Other regulatory liabilities	$100	$74

Alabama Power
Petition for Certificate of Convenience and Necessity
On June 9, 2020, the Alabama PSC approved in part Alabama Power's petition for a certificate of convenience and necessity (CCN) which authorizes Alabama Power to (i) construct an approximately 720-MW combined cycle facility at Alabama Power's Plant Barry (Plant Barry Unit 8), which is expected to be placed in service by the end of 2023, (ii) complete the Autauga Combined Cycle Acquisition, which was approved by the FERC on April 22, 2020 and is expected to close by September 1, 2020, (iii) purchase approximately 240 MWs of combined cycle generation under a long-term PPA expected to begin later in 2020 and (iv) pursue up to approximately 200 MWs of certain demand-side management and distributed energy resource programs.
The Alabama PSC authorized the recovery of actual costs for the construction of Plant Barry Unit 8 up to 5% above the estimated in-service cost of $652 million. In so doing, it recognized the potential for developments that could cause the project costs to exceed the capped amount, in which case Alabama Power would provide documentation to the Alabama PSC to explain and justify potential recovery of the additional costs.
The Alabama PSC further directed that the proposed solar generation of approximately 400 MWs, coupled with battery energy storage systems (solar/battery systems), be evaluated under an existing Renewable Generation Certificate issued by the Alabama PSC in September 2015.
Alabama Power expects to recover all approved costs associated with the CCN through existing rate mechanisms as outlined in Note 2 to the financial statements in Item 8 of the Form 10-K. The Alabama PSC's approval in part of

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

the CCN will be followed by a written order which is subject to any rehearing request or judicial appeal filed within 30 days of the date of such order.
The ultimate outcome of these matters cannot be determined at this time.
Georgia Power
Deferral of Incremental COVID-19 Costs
On April 7, 2020 and June 2, 2020, in response to the COVID-19 pandemic, the Georgia PSC approved orders directing Georgia Power to continue its previous, voluntary suspension of customer disconnections through July 14, 2020 and to defer the resulting incremental bad debt as a regulatory asset. On June 16, 2020 and July 7, 2020, the Georgia PSC approved orders establishing a methodology for identifying incremental bad debt and allowing the deferral of other incremental costs associated with the COVID-19 pandemic. The period over which such costs will be recovered is expected to be determined in Georgia Power's next base rate case. At June 30, 2020, the incremental costs deferred totaled approximately $34 million. The ultimate outcome of this matter cannot be determined at this time.
Integrated Resource Plan
On March 5, 2020, the Sierra Club filed a petition for judicial review in the Superior Court of Fulton County to appeal the Georgia PSC's decision in the 2019 ARP allowing Georgia Power to recover compliance costs for CCR AROs. Georgia Power intervened in the appeal on June 22, 2020. The ultimate outcome of this matter cannot be determined at this time.
Fuel Cost Recovery
On May 28, 2020, the Georgia PSC approved a stipulation agreement among Georgia Power, the staff of the Georgia PSC, and certain intervenors to lower total fuel billings by approximately $740 million over a two-year period effective June 1, 2020. In addition, Georgia Power will further lower fuel billings by approximately $44 million under an interim fuel rider effective June 1, 2020 through September 30, 2020. Georgia Power continues to be allowed to adjust its fuel cost recovery rates under an interim fuel rider prior to its next fuel case if the under or over recovered fuel balance exceeds $200 million. Georgia Power is scheduled to file its next fuel case no later than February 28, 2023.
Nuclear Construction
In 2009, the Georgia PSC certified construction of Plant Vogtle Units 3 and 4, in which Georgia Power holds a 45.7% ownership interest. In 2012, the NRC issued the related combined construction and operating licenses, which allowed full construction of the two AP1000 nuclear units (with electric generating capacity of approximately 1,100 MWs each) and related facilities to begin. Until March 2017, construction on Plant Vogtle Units 3 and 4 continued under the Vogtle 3 and 4 Agreement, which was a substantially fixed price agreement. In March 2017, the EPC Contractor filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.
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
Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4 by the expected in-service dates of November 2021 and November 2022, respectively, is as follows:

(in billions)
Base project capital cost forecast(a)(b)	$8.4
Construction contingency estimate	0.1
Total project capital cost forecast(a)(b)	8.5
Net investment as of June 30, 2020(b)	(6.6)
Remaining estimate to complete(a)	$1.9

(a)	Excludes financing costs expected to be capitalized through AFUDC of approximately $260 million, of which $52 million had been accrued through June 30, 2020.

(b)	Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.0 billion, of which $2.4 billion had been incurred through June 30, 2020.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of engineering support, commodity installation, system turnovers, and workforce statistics.
During the second quarter 2020, approximately $194 million of construction contingency was assigned to the base capital cost forecast for cost risks including, among other things, construction productivity, including the April 2020 reduction in workforce designed to mitigate impacts of the COVID-19 pandemic described below, field support, subcontracts, engineering resources, and procurement. The second quarter 2020 assignment of contingency exceeded the remaining balance of the $366 million construction contingency originally established in the second quarter 2018 by approximately $34 million. Through June 30, 2020, assignments of contingency for cost risks also have included, among other factors, construction productivity; craft labor incentives; adding resources for supervision, field support, project management, initial test program, start-up, and operations and engineering support; subcontracts; and procurement. As a result of these factors, Southern Nuclear recommended establishing additional construction contingency, of which Georgia Power's share is approximately $115 million, for further potential risks including, among other factors, construction productivity and expected impacts of the COVID-19 pandemic; adding resources for supervision, field support, project management, initial test program, start-up, and operations and engineering support; subcontracts; and procurement.
After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in future regulatory proceedings, Georgia Power recorded a total pre-tax charge to income

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

of $149 million ($111 million after tax) for the increase in the total project capital cost forecast as of June 30, 2020. As and when these amounts are spent, Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery.
In April 2019, Southern Nuclear established aggressive target values for monthly construction production and system turnover activities as part of a strategy to maintain and, where possible, build margin to the regulatory-approved in-service dates of November 2021 for Unit 3 and November 2022 for Unit 4. Through early 2020, the project faced challenges with the April 2019 aggressive strategy targets including, but not limited to, electrical and pipefitting labor productivity and work package closure rates, which resulted in a backlog of activities and completion percentages below the April 2019 aggressive strategy targets.
In February 2020, Southern Nuclear updated its cost and schedule forecast, which, at that time, did not change the total project capital cost forecast and confirmed the expected in-service dates of November 2021 for Unit 3 and November 2022 for Unit 4. This update included initiatives to improve productivity while refining and extending system turnover plans and certain near-term milestone dates. Other milestone dates did not change. Achievement of the February 2020 aggressive site work plan relied on meeting increased monthly production and activity target values during 2020.
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
In April 2020, Georgia Power, acting for itself and as agent for the other Vogtle Owners, announced a reduction in workforce at Plant Vogtle Units 3 and 4, which totaled approximately 20% of the then-existing site workforce. This reduction in workforce was a mitigation action intended to address the impact of the COVID-19 pandemic on the Plant Vogtle Units 3 and 4 workforce and construction site, including challenges with labor productivity that were exacerbated by the impact of the COVID-19 pandemic. The April 2020 workforce reduction was intended to provide operational efficiencies by increasing productivity of the remaining workforce and reducing workforce fatigue and absenteeism. Further, it was also intended to allow for increased social distancing by the workforce and facilitate compliance with the recommendations from the Centers for Disease Control and Prevention. The April 2020 workforce reduction did reduce absenteeism, providing an improvement in operational efficiency and allowing for increased social distancing. From the initial peak in April 2020, the number of active cases at the site declined significantly during May and early June, but began increasing again in mid-June and continues to impact productivity levels and pace of activity completion. As a result of these factors, overall production improvements have not been achieved at the levels anticipated, contributing to the allocation of, and increase in, construction contingency described above. Through mid-July 2020, Unit 3 mechanical, electrical, and subcontract activities continued to build a backlog to Southern Nuclear's February 2020 aggressive site work plan.
To address these issues, in July 2020, Southern Nuclear updated its aggressive site work plan for both Unit 3 and Unit 4. To meet the targets in the July 2020 aggressive site work plan, absenteeism rates must continue to normalize and overall construction productivity and production levels, including subcontractors, must significantly improve and be sustained above pre-pandemic levels. In addition, appropriate levels of craft laborers, particularly electrical and pipefitter craft labor, must be added and maintained. While Southern Nuclear's July 2020 aggressive site work plan extended milestone dates from the February 2020 aggressive site work plan, Georgia Power still expects to achieve the regulatory-approved in-service dates of November 2021 and November 2022 for Plant Vogtle Units 3 and 4, respectively. Southern Nuclear and Georgia Power continue to believe that pursuit of an aggressive site work plan is an appropriate strategy to achieve completion of the units by their regulatory-approved in-service dates.
As construction, including subcontract work, continues and testing and system turnover activities increase, challenges with management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity, particularly in the installation of electrical, mechanical, and instrumentation and controls commodities, ability to attract and retain craft labor, and/or related cost escalation; procurement, fabrication,

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

delivery, assembly, installation, system turnover, and the initial testing and start-up, including any required engineering changes or any remediation related thereto, of plant systems, structures, or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale), any of which may require additional labor and/or materials; or other issues could arise and change the projected schedule and estimated cost.
In addition, the continuing effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Plant Vogtle Units 3 and 4. Georgia Power's proportionate share of the estimated incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is currently estimated to be between $70 million and $115 million, which is included in the total project capital cost forecast and assumes (i) absenteeism rates continue to normalize and (ii) the intended productivity efficiencies and production targets assumed in Southern Nuclear's July 2020 aggressive site work plan are realized in the coming months. However, the ultimate impact of the COVID-19 pandemic on the construction schedule and budget for Plant Vogtle Units 3 and 4 cannot be determined at this time.
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the NRC. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the ITAAC documentation for each unit and the related reviews and approvals by the NRC necessary to support NRC authorization to load fuel, may arise, which may result in additional license amendments or require other resolution. As part of the aggressive site work plan, in January 2020, Southern Nuclear notified the NRC of its intent to load fuel in 2020. On May 11, 2020, the Blue Ridge Environmental Defense League filed a petition with the NRC that challenges a license amendment request. On June 15, 2020, the NRC issued an appealable order rejecting Nuclear Watch South's April 20, 2020 petition requesting a hearing and challenging the closure of certain ITAAC. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.
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
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. At June 30, 2020, Georgia Power had recovered approximately $2.4 billion of financing costs. Financing costs related to capital costs above $4.418 billion are being recognized through AFUDC and are expected to be recovered through retail rates over the life of Plant Vogtle Units 3 and 4; however, Georgia Power will not record AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery. In December 2019, the Georgia PSC approved Georgia Power's request to decrease the NCCR tariff by $62 million annually, effective January 1, 2020.
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
In February 2018, Georgia Interfaith Power & Light, Inc. (GIPL) and Partnership for Southern Equity, Inc. (PSE) filed a petition appealing the Georgia PSC's January 11, 2018 order with the Fulton County Superior Court. In March 2018, Georgia Watch filed a similar appeal to the Fulton County Superior Court for judicial review of the Georgia PSC's decision and denial of Georgia Watch's motion for reconsideration. In December 2018, the Fulton County Superior Court granted Georgia Power's motion to dismiss the two appeals. In January 2019, GIPL, PSE,

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

and Georgia Watch filed an appeal of this decision with the Georgia Court of Appeals. In October 2019, the Georgia Court of Appeals issued an opinion affirming the Fulton County Superior Court's ruling that the Georgia PSC's January 11, 2018 order was not a final, appealable decision. In addition, the Georgia Court of Appeals remanded the case to the Fulton County Superior Court to clarify its ruling as to whether the petitioners showed that review of the Georgia PSC's final order would not provide them an adequate remedy. On April 21, 2020, the Fulton County Superior Court granted Georgia Power's motion to dismiss the two appeals. The petitioners filed a notice of appeal of the dismissal on May 20, 2020. Georgia Power believes the petitions have no merit; however, an adverse outcome in the litigation combined with subsequent adverse action by the Georgia PSC could have a material impact on Southern Company's and Georgia Power's results of operations, financial condition, and liquidity.
The Georgia PSC has approved 21 VCM reports covering the periods through June 30, 2019, including total construction capital costs incurred through that date of $6.7 billion (before $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds). On August 18, 2020, the Georgia PSC is scheduled to vote on Georgia Power's twenty-second VCM report, which requested approval of $674 million of construction capital costs incurred from July 1, 2019 through December 31, 2019.
Georgia Power expects to file its twenty-third VCM report with the Georgia PSC by August 31, 2020, which will reflect the revised capital cost forecast discussed above and request approval of $701 million of construction capital costs incurred from January 1, 2020 through June 30, 2020.
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
Performance Evaluation Plan
On July 24, 2020, the Mississippi PSC approved Mississippi Power's July 14, 2020 filing of its PEP compliance rate clause reflecting revisions agreed to in the Mississippi Power Rate Case Settlement Agreement. These revisions include, among other things, changing the filing date for the annual PEP rate filing from November of the immediately preceding year to March of the current year, utilizing a historic test year adjusted for "known and measurable" changes, using discounted cash flow and regression formulas to determine base return on equity, and moving all embedded ad valorem property taxes currently collected in PEP to the ad valorem tax adjustment clause.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Deferral of Incremental COVID-19 Costs
On April 14, 2020 and May 12, 2020, in order to mitigate the economic impact of the COVID-19 pandemic on customers, the Mississippi PSC approved orders directing Mississippi Power to continue its previous, voluntary suspension of customer disconnections through May 25, 2020 and to defer as a regulatory asset all necessary and reasonable incremental costs or expenses to plan, prepare, stage, or react to protect and keep safe its employees and customers, and to reliably operate its utility system during the COVID-19 pandemic. The period over which such costs will be recovered is expected to be determined in a future PEP filing. At June 30, 2020, the incremental costs deferred totaled approximately $2 million. The ultimate outcome of this matter cannot be determined at this time.
Municipal and Rural Associations Tariff
On June 25, 2020, the FERC accepted Mississippi Power's April 27, 2020 request for an increase in wholesale base revenues under the MRA tariff as agreed upon in a settlement agreement reached with its wholesale customers. The MRA settlement agreement resulted in a $2 million annual increase in base rates effective June 1, 2020.
Southern Company Gas
Rate Proceedings
On June 1, 2020, Virginia Natural Gas filed a general rate case with the Virginia Commission seeking an increase in rates of $49.6 million primarily to recover investments and increased costs associated with infrastructure, technology, and workforce development. The requested increase is based on a projected 12-month test year beginning November 1, 2020, a ROE of 10.35%, and an equity ratio of 54%. Rate adjustments are expected to be effective November 1, 2020, subject to refund. The Virginia Commission is expected to rule on the requested increase in the second quarter 2021.
On July 1, 2020, Atlanta Gas Light filed its 2020 GRAM filing with the Georgia PSC. The filing requests an annual base rate increase of $37.6 million based on the projected 12-month period beginning January 1, 2021, which does not exceed the 5% limitation established by the Georgia PSC in its December 2019 approval of Atlanta Gas Light's general base rate case. Resolution of the 2020 GRAM filing is expected by December 31, 2020, with rates effective January 1, 2021.
The ultimate outcome of these matters cannot be determined at this time.
Deferral of Incremental COVID-19 Costs
Atlanta Gas Light
On April 30, 2020, in response to the COVID-19 pandemic, the Georgia PSC approved orders directing Atlanta Gas Light to continue its previous, voluntary suspension of customer disconnections. On June 22, 2020, the Georgia PSC ordered Atlanta Gas Light to resume customer disconnections beginning July 1, 2020, with exceptions for customers still covered by a shelter-in-place order. The orders provide the Marketers, including SouthStar, with a mechanism to receive credits from Atlanta Gas Light for the base rates it charged to the Marketers of non-paying customers during the suspension. Atlanta Gas Light expects to recover these credits through the annual revenue true-up process within its 2021 GRAM filing, which would impact rates effective January 1, 2022. The ultimate outcome of this matter cannot be determined at this time.
Nicor Gas
On March 18, 2020, the Illinois Commission issued an order directing utilities to cease disconnections for non-payment and to suspend the imposition of late payment fees or penalties until the Governor of Illinois announces the end of the COVID-19 state of emergency. In response to this order, on March 27, 2020, Nicor Gas and other utilities in Illinois filed their plans seeking cost recovery and more flexible credit and collection plans.
On June 18, 2020, the Illinois Commission approved a stipulation pursuant to which the utilities will provide more flexible credit and collection procedures to assist customers with financial hardship and which authorizes a special

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

purpose rider for recovery of the following COVID-19 pandemic-related impacts: incremental costs directly associated with the COVID-19 pandemic, net of the offset for COVID-19 pandemic-related credits received, foregone late fees, foregone reconnection charges, and the costs associated with a bill payment assistance program. The special purpose rider is proposed to be effective on October 1, 2020 and continue over a 24-month period. At June 30, 2020, Nicor Gas' related regulatory asset was $12 million. The ultimate outcome of this matter cannot be determined at this time.
Virginia Natural Gas
In response to the COVID-19 pandemic, the Virginia Commission issued orders requiring Virginia Natural Gas to suspend disconnections beginning on March 16, 2020 and also to suspend late payment and reconnection fees beginning on April 9, 2020, both of which continue in effect through August 31, 2020. On April 29, 2020, the Virginia Commission authorized Virginia Natural Gas to defer the following COVID-19 pandemic-related costs as a regulatory asset: incremental uncollectible expense incurred, suspended late fees, suspended reconnection charges, carrying costs, and other incremental prudently incurred costs associated with the COVID-19 pandemic. Specific recovery of the amounts deferred in a regulatory asset will be addressed in a future rate proceeding. At June 30, 2020, Virginia Natural Gas' related regulatory asset was $1 million. The ultimate outcome of this matter cannot be determined at this time.
Infrastructure Replacement Programs and Capital Projects
In December 2019, Virginia Natural Gas filed an application with the Virginia Commission for a 24.1-mile header improvement project to improve resiliency and increase the supply of natural gas delivered to energy suppliers, including Virginia Natural Gas. On June 26, 2020, the Virginia Commission issued an order requiring Virginia Natural Gas to submit additional information by December 31, 2020 related to the financing plans of the project's primary customer before ruling on the December 2019 application. The ultimate outcome of this matter cannot be determined at this time.
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
Southern Company
In January 2017, a securities class action complaint was filed in the U.S. District Court for the Northern District of Georgia by Monroe County Employees' Retirement System on behalf of all persons who purchased shares of Southern Company's common stock between April 25, 2012 and October 29, 2013. The complaint names as defendants Southern Company, certain of its current and former officers, and certain former Mississippi Power officers and alleges that the defendants made materially false and misleading statements regarding the Kemper County energy facility in violation of certain provisions under the Securities Exchange Act of 1934, as amended. The complaint seeks, among other things, compensatory damages and litigation costs and attorneys' fees. In 2017, the plaintiffs filed an amended complaint that provided additional detail about their claims, increased the purported class period by one day, and added certain other former Mississippi Power officers as defendants. Also in 2017, the defendants filed a motion to dismiss the plaintiffs' amended complaint with prejudice, to which the plaintiffs filed an

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

opposition. In 2018, the court issued an order dismissing certain claims against certain officers of Southern Company and Mississippi Power and dismissing the allegations related to a number of the statements that plaintiffs challenged as being false or misleading. In 2018, the court denied the defendants' motion for reconsideration and also denied a motion to certify the issue for interlocutory appeal. In the third quarter 2019, the court certified the plaintiffs' proposed class and the defendants filed a petition for interlocutory appeal of the class certification order with the U.S. Court of Appeals for the Eleventh Circuit. In December 2019, the U.S. District Court for the Northern District of Georgia entered an order staying all deadlines in the case pending mediation. The stay automatically expired on March 31, 2020; however, in light of the COVID-19 pandemic, the U.S. District Court for the Northern District of Georgia vacated all existing discovery deadlines until June 15, 2020. On June 30, 2020, the court entered a revised scheduling order, which resumed discovery and set out remaining case deadlines.
In February 2017, Jean Vineyard and Judy Mesirov each filed a shareholder derivative lawsuit in the U.S. District Court for the Northern District of Georgia. Each of these lawsuits names as defendants Southern Company, certain of its directors, certain of its current and former officers, and certain former Mississippi Power officers. In 2017, these two shareholder derivative lawsuits were consolidated in the U.S. District Court for the Northern District of Georgia. The complaints allege that the defendants caused Southern Company to make false or misleading statements regarding the Kemper County energy facility cost and schedule. Further, the complaints allege that the defendants were unjustly enriched and caused the waste of corporate assets and also allege that the individual defendants violated their fiduciary duties. Each plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and, on each plaintiff's own behalf, attorneys' fees and costs in bringing the lawsuit. Each plaintiff also seeks certain changes to Southern Company's corporate governance and internal processes. In 2018, the court entered an order staying this lawsuit until 30 days after the resolution of any dispositive motions or any settlement, whichever is earlier, in the securities class action.
In May 2017, Helen E. Piper Survivor's Trust filed a shareholder derivative lawsuit in the Superior Court of Gwinnett County, Georgia that names as defendants Southern Company, certain of its directors, certain of its current and former officers, and certain former Mississippi Power officers. The complaint alleges that the individual defendants, among other things, breached their fiduciary duties in connection with schedule delays and cost overruns associated with the construction of the Kemper County energy facility. The complaint further alleges that the individual defendants authorized or failed to correct false and misleading statements regarding the Kemper County energy facility schedule and cost and failed to implement necessary internal controls to prevent harm to Southern Company. The plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and disgorgement of profits and, on its behalf, attorneys' fees and costs in bringing the lawsuit. The plaintiff also seeks certain unspecified changes to Southern Company's corporate governance and internal processes. In 2018, the court entered an order staying this lawsuit until 30 days after the resolution of any dispositive motions or any settlement, whichever is earlier, in the securities class action. In August 2019, the court granted a motion filed by the plaintiff in July 2019 to substitute a new named plaintiff, Martin J. Kobuck, in place of Helen E. Piper Survivor's Trust.
Georgia Power
In 2011, plaintiffs filed a putative class action against Georgia Power in the Superior Court of Fulton County, Georgia alleging that Georgia Power's collection in rates of amounts for municipal franchise fees (which fees are paid to municipalities) exceeded the amounts allowed in orders of the Georgia PSC and alleging certain state law claims. This case has been ruled upon and appealed numerous times over the last several years. In one recent appeal, the Georgia Supreme Court remanded the case and noted that the trial court could refer the matter to the Georgia PSC to interpret its tariffs. Following a motion by Georgia Power, in February 2019, the Superior Court of Fulton County ordered the parties to submit petitions to the Georgia PSC for a declaratory ruling and also conditionally certified the proposed class. In March 2019, Georgia Power and the plaintiffs filed petitions with the Georgia PSC seeking confirmation of the proper application of the municipal franchise fee schedule pursuant to the Georgia PSC's orders. Also in March 2019, Georgia Power appealed the class certification decision to the Georgia Court of Appeals. In October 2019, the Georgia PSC issued an order that found Georgia Power has appropriately implemented the municipal franchise fee schedule. On March 11, 2020, the Georgia Court of Appeals vacated the Superior Court of Fulton County's February 2019 order granting conditional class certification. The Court of

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Appeals remanded the case to the Superior Court of Fulton County for further proceedings. The amount of any possible losses cannot be calculated at this time because, among other factors, it is unknown whether a class will be certified, the ultimate composition of any class, and whether any losses would be subject to recovery from any municipalities.
On July 29, 2020, a group of individual plaintiffs filed a complaint in the Superior Court of Fulton County, Georgia against Georgia Power alleging that releases from Plant Scherer have impacted groundwater, surface water, and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages, a medical monitoring fund, and injunctive relief.
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
In November 2018, Ray C. Turnage and 10 other individual plaintiffs filed a putative class action complaint against Mississippi Power and the three then-serving members of the Mississippi PSC in the U.S. District Court for the Southern District of Mississippi. Mississippi Power received Mississippi PSC approval in 2013 to charge a mirror CWIP rate premised upon including in its rate base pre-construction and construction costs for the Kemper IGCC prior to placing the Kemper IGCC into service. The Mississippi Supreme Court reversed that approval and ordered Mississippi Power to refund the amounts paid by customers under the previously-approved mirror CWIP rate. The plaintiffs allege that the initial approval process, and the amount approved, were improper. They also allege that Mississippi Power underpaid customers by up to $23.5 million in the refund process by applying an incorrect interest rate. The plaintiffs seek to recover, on behalf of themselves and their putative class, actual damages, punitive damages, pre-judgment interest, post-judgment interest, attorney's fees, and costs. In response to Mississippi Power and the Mississippi PSC each filing a motion to dismiss, the plaintiffs filed an amended complaint in March 2019. The amended complaint included four additional plaintiffs and additional claims for gross negligence, reckless conduct, and intentional wrongdoing. Mississippi Power and the Mississippi PSC have each filed a motion to dismiss the amended complaint. On March 27, 2020, the Mississippi PSC's motion to dismiss was granted. Also on March 27, 2020, the plaintiffs filed a motion seeking to name the new members of the Mississippi PSC, the Mississippi Development Authority, and Southern Company as additional defendants and add a cause of action against all defendants based on a dormant commerce clause theory under the U.S. Constitution. On April 9, 2020 and April 10, 2020, Mississippi Power and the Mississippi PSC, respectively, filed responses opposing the motion for leave to file a second amended complaint. On May 26, 2020, Mississippi Power's motion to dismiss the first amended complaint filed in 2019 was granted. On July 6, 2020, the plaintiffs filed a motion for revision of the court's decision. The plaintiffs' motion for leave to file a second amended complaint also remains pending before the court. An adverse outcome in this proceeding could have a material impact on Mississippi Power's financial statements.

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
Georgia Power's environmental remediation liability was $14 million and $15 million as of June 30, 2020 and December 31, 2019, respectively. Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected.
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
Southern Company Gas' environmental remediation liability was $253 million and $269 million as of June 30, 2020 and December 31, 2019, respectively, based on the estimated cost of environmental investigation and remediation associated with known current and former manufactured gas plant operating sites. These environmental remediation expenditures are generally recoverable from customers through rate mechanisms approved by the applicable state regulatory agencies of the natural gas distribution utilities.
The ultimate outcome of these matters cannot be determined at this time; however, as a result of the regulatory treatment for environmental remediation expenses described above, the final disposition of these matters is not expected to have a material impact on the financial statements of the applicable Registrants.
Other Matters
Southern Company
See Notes 1 and 3 under "Leveraged Leases" and "Other Matters – Southern Company," respectively, in Item 8 of the Form 10-K for discussion of challenges associated with a leveraged lease agreement with a subsidiary of Southern Holdings. While all required lease payments through June 30, 2020 have been paid in full, the operational and remarketing risks and the resulting cash liquidity challenges persist and significant concerns continue regarding the lessee's ability to make the remaining required semi-annual lease payments to the Southern Holdings subsidiary through the term of the lease.
In its annual impairment analysis of the expected residual value of the generation assets and the overall collectability of the related lease receivable, Southern Company uses multiple scenarios of long-term market energy prices to estimate the cash flows expected to be received from remarketing the generation assets following the expiration of the existing PPA in 2032 and the residual value of the generation assets at the end of the lease in 2047. Southern Company received the latest annual forecasts of natural gas prices during the second quarter 2020 and considered the significant decline in forecasted prices to be an indicator of potential impairment that required an interim impairment assessment. Accordingly, consistent with prior years, Southern Company evaluated the recoverability of the lease receivable and the expected residual value of the generation assets under various natural gas price scenarios. Based on the current forecasts of energy prices in the years following the expiration of the

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

existing PPA, Southern Company concluded that it is no longer probable that any of the associated rental payments will be received, because it is no longer probable the generation assets will be successfully remarketed and continue to operate after that date. During the second quarter 2020, Southern Company revised the estimated cash flows to be received under the leveraged lease to reflect this conclusion, which resulted in a full impairment of the lease investment and a pre-tax charge to earnings of $154 million ($74 million after tax).
If any future lease payment due prior to the expiration of the associated PPA is not paid in full, the Southern Holdings subsidiary may be unable to make its corresponding payment to the holders of the underlying non-recourse debt related to the generation assets. Failure to make the required payment to the debtholders could represent an event of default that would give the debtholders the right to foreclose on, and take ownership of, the generation assets, in effect terminating the lease. As the full amount of the lease investment has been charged against earnings as of June 30, 2020, termination would not be expected to result in additional charges. Southern Company will continue to monitor the operational performance of the underlying assets and evaluate the ability of the lessee to continue to make the required lease payments and meet its obligations associated with a future closure or retirement of the generation assets and associated properties, including the dry ash landfill.
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
Dismantlement of the abandoned gasifier-related assets and site restoration activities are expected to be completed in 2025. The additional pre-tax period costs associated with dismantlement and site restoration activities, including related costs for compliance and safety, ARO accretion, and property taxes, are estimated to total $5 million for the remainder of 2020, $16 million in 2021, and $11 million to $13 million annually in 2022 through 2025. In addition, closure costs for the mine and gasifier-related assets, currently estimated at up to $6 million pre-tax (excluding dismantlement costs, net of salvage), may be incurred during the remainder of 2020.
In December 2019, Mississippi Power transferred ownership of the CO2 pipeline to an unrelated gas pipeline company, with no resulting impact on income. In conjunction with the transfer of the CO2 pipeline, the parties agreed to enter into a 15-year firm transportation agreement, which is expected to be signed by the end of 2020, providing for the conversion by the pipeline company of the CO2 pipeline to a natural gas pipeline to be used for the delivery of natural gas to Plant Ratcliffe. The agreement will be treated as a finance lease for accounting purposes upon commencement.
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
Plant Daniel
In conjunction with Southern Company's sale of Gulf Power, Mississippi Power and Gulf Power agreed to seek a restructuring of their 50% undivided ownership interests in Plant Daniel such that each of them would, after the restructuring, own 100% of a generating unit. On April 24, 2020, Mississippi Power and Gulf Power amended the

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

terms of the agreement to extend the deadline from May 1, 2020 to August 1, 2020 for Mississippi Power to notify Gulf Power of which generating unit it has selected for 100% ownership. Mississippi Power and Gulf Power are continuing negotiations on a mutually acceptable revised operating agreement for Plant Daniel and, as a result, the parties have agreed not to select a specific unit on August 1, 2020. The impacts of operating the units on an individual basis continue to be evaluated by Mississippi Power and any transfer of ownership would be subject to approval by the FERC and the Mississippi PSC. The ultimate outcome of this matter cannot be determined at this time.
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
In September 2019, an appellate court ruled that the PennEast Pipeline does not have federal eminent domain authority over lands in which a state has property rights interests. On June 29, 2020, the U.S. Supreme Court requested the U.S. Solicitor General to provide an opinion on PennEast Pipeline's petition for a writ of certiorari seeking its review of the appellate court's decision.
Expected project costs related to the PennEast Pipeline for Southern Company Gas total approximately $300 million, excluding financing costs. The ultimate outcome of the PennEast Pipeline construction project cannot be determined at this time; however, any work delays, whether caused by judicial or regulatory action, abnormal weather, or other conditions, may result in additional cost or schedule modifications or, ultimately, in project cancellation, any of which could result in impairment of Southern Company Gas' investment and could have a significant impact on Southern Company's financial statements and a material impact on Southern Company Gas' financial statements.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table disaggregates revenue from contracts with customers for the three and six months ended June 30, 2020 and 2019:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended June 30, 2020
Operating revenues
Retail electric revenues
Residential	$1,430	$549	$817	$64	$—	$—
Commercial	1,103	353	689	61	—	—
Industrial	642	302	273	67	—	—
Other	23	6	15	2	—	—
Total retail electric revenues	3,198	1,210	1,794	194	—	—
Natural gas distribution revenues
Residential	239	—	—	—	—	239
Commercial	58	—	—	—	—	58
Transportation	234	—	—	—	—	234
Industrial	5	—	—	—	—	5
Other	49	—	—	—	—	49
Total natural gas distribution revenues	585	—	—	—	—	585
Wholesale electric revenues
PPA energy revenues	167	28	7	2	134	—
PPA capacity revenues	108	25	13	1	71	—
Non-PPA revenues	50	5	2	73	59	—
Total wholesale electric revenues	325	58	22	76	264	—
Other natural gas revenues
Wholesale gas services	341	—	—	—	—	341
Gas marketing services	57	—	—	—	—	57
Other natural gas revenues	8	—	—	—	—	8
Total natural gas revenues	406	—	—	—	—	406
Other revenues	251	44	119	6	4	—
Total revenue from contracts with customers	4,765	1,312	1,935	276	268	991
Other revenue sources(a)	728	53	(7)	7	171	518
Other adjustments(b)	(873)	—	—	—	—	(873)
Total operating revenues	$4,620	$1,365	$1,928	$283	$439	$636

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Six Months Ended June 30, 2020
Operating revenues
Retail electric revenues
Residential	$2,801	$1,103	$1,577	$121	$—	$—
Commercial	2,247	717	1,409	121	—	—
Industrial	1,323	623	555	145	—	—
Other	46	11	31	4	—	—
Total retail electric revenues	6,417	2,454	3,572	391	—	—
Natural gas distribution revenues
Residential	736	—	—	—	—	736
Commercial	188	—	—	—	—	188
Transportation	499	—	—	—	—	499
Industrial	17	—	—	—	—	17
Other	144	—	—	—	—	144
Total natural gas distribution revenues	1,584	—	—	—	—	1,584
Wholesale electric revenues
PPA energy revenues	326	55	15	4	259	—
PPA capacity revenues	213	52	25	2	136	—
Non-PPA revenues	100	24	4	142	117	—
Total wholesale electric revenues	639	131	44	148	512	—
Other natural gas revenues
Wholesale gas services	737	—	—	—	—	737
Gas marketing services	220	—	—	—	—	220
Other natural gas revenues	15	—	—	—	—	15
Total natural gas revenues	972	—	—	—	—	972
Other revenues	441	78	214	13	7	—
Total revenue from contracts with customers	10,053	2,663	3,830	552	519	2,556
Other revenue sources(a)	1,599	53	(76)	7	295	1,343
Other adjustments(b)	(2,014)	—	—	—	—	(2,014)
Total operating revenues	$9,638	$2,716	$3,754	$559	$814	$1,885

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended June 30, 2019
Operating revenues
Retail electric revenues
Residential	$1,491	$592	$831	$68	$—	$—
Commercial	1,264	422	770	72	—	—
Industrial	766	369	327	70	—	—
Other	25	7	15	3	—	—
Total retail electric revenues	3,546	1,390	1,943	213	—	—
Natural gas distribution revenues
Residential	229	—	—	—	—	229
Commercial	65	—	—	—	—	65
Transportation	213	—	—	—	—	213
Industrial	5	—	—	—	—	5
Other	45	—	—	—	—	45
Total natural gas distribution revenues	557	—	—	—	—	557
Wholesale electric revenues
PPA energy revenues	208	35	17	3	163	—
PPA capacity revenues	109	25	13	1	81	—
Non-PPA revenues	53	3	1	89	68	—
Total wholesale electric revenues	370	63	31	93	312	—
Other natural gas revenues
Wholesale gas services	444	—	—	—	—	444
Gas marketing services	55	—	—	—	—	55
Other natural gas revenues	12	—	—	—	—	12
Total natural gas revenues	511	—	—	—	—	511
Other revenues	238	37	95	4	3	—
Total revenue from contracts with customers	5,222	1,490	2,069	310	315	1,068
Other revenue sources(a)	1,050	23	48	3	195	795
Other adjustments(b)	(1,174)	—	—	—	—	(1,174)
Total operating revenues	$5,098	$1,513	$2,117	$313	$510	$689

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Six Months Ended June 30, 2019
Operating revenues
Retail electric revenues
Residential	$2,818	$1,151	$1,539	$128	$—	$—
Commercial	2,390	790	1,463	137	—	—
Industrial	1,474	707	623	144	—	—
Other	44	13	25	6	—	—
Total retail electric revenues	6,726	2,661	3,650	415	—	—
Natural gas distribution revenues
Residential	830	—	—	—	—	830
Commercial	235	—	—	—	—	235
Transportation	469	—	—	—	—	469
Industrial	22	—	—	—	—	22
Other	161	—	—	—	—	161
Total natural gas distribution revenues	1,717	—	—	—	—	1,717

Wholesale electric revenues
PPA energy revenues	398	67	28	5	314	—
PPA capacity revenues	217	52	27	2	163	—
Non-PPA revenues	108	62	3	164	109	—
Total wholesale electric revenues	723	181	58	171	586	—
Other natural gas revenues
Wholesale gas services	1,165	—	—	—	—	1,165
Gas marketing services	276	—	—	—	—	276
Other natural gas revenues	22	—	—	—	—	22
Total natural gas revenues	1,463	—	—	—	—	1,463
Other revenues	502	83	186	10	6	—
Total revenue from contracts with customers	11,131	2,925	3,894	596	592	3,180
Other revenue sources(a)	2,413	(4)	57	4	361	2,017
Other adjustments(b)	(3,034)	—	—	—	—	(3,034)
Total operating revenues	$10,510	$2,921	$3,951	$600	$953	$2,163

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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers at June 30, 2020 and December 31, 2019:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Accounts Receivables
As of June 30, 2020	$2,283	$592	$796	$84	$115	$523
As of December 31, 2019	2,413	586	688	79	97	749
Contract Assets
As of June 30, 2020	$103	$—	$54	$1	$—	$—
As of December 31, 2019	117	—	69	—	—	—
Contract Liabilities
As of June 30, 2020	$57	$6	$23	$—	$1	$2
As of December 31, 2019	52	10	13	—	1	1
As of June 30, 2020 and December 31, 2019, Georgia Power had contract assets primarily related to unregulated service agreements, where payment is contingent on project completion, and fixed retail customer bill programs, where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over a one-year contract term. Contract liabilities for Georgia Power relate to cash collections recognized in advance of revenue for certain unregulated service agreements. Alabama Power had contract liabilities for outstanding performance obligations primarily related to extended service agreements. Southern Company's unregulated distributed generation business had $41 million and $40 million of contract assets and $26 million and $28 million of contract liabilities at June 30, 2020 and December 31, 2019, respectively, for outstanding performance obligations.
Revenues recognized by Southern Company in the three and six months ended June 30, 2020, which were included in contract liabilities at December 31, 2019, were $11 million and $21 million, respectively, and immaterial for all other applicable Registrants.
Remaining Performance Obligations
The traditional electric operating companies and Southern Power have long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. These contracts primarily relate to PPAs whereby the traditional electric operating companies and Southern Power provide electricity and generation capacity to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related to certain fixed price contracts. Revenue from contracts with customers related to these performance obligations remaining at June 30, 2020 are expected to be recognized as follows:

	2020 (remaining)	2021	2022	2023	2024	2025 and Thereafter
	(in millions)
Southern Company	$319	$432	$362	$339	$319	$3,062
Alabama Power	12	33	31	24	7	5
Georgia Power	37	70	39	34	23	62
Southern Power	156	290	292	282	290	3,013

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Revenue expected to be recognized for performance obligations remaining at June 30, 2020 was immaterial for Mississippi Power.
Lease Income
Lease income for the three and six months ended June 30, 2020 and 2019 is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
For the Three Months Ended June 30, 2020
Lease income - interest income on sales-type leases	$3	$—	$—	$3	$—	$—
Lease income - operating leases	47	6	15	—	21	9
Variable lease income	126	—	—	—	136	—
Total lease income	$176	$6	$15	$3	$157	$9

For the Six Months Ended June 30, 2020
Lease income - interest income on sales-type leases	$6	$—	$—	$5	$—	$—
Lease income - operating leases	97	13	30	—	45	17
Variable lease income	200	—	—	—	215	—
Total lease income	$303	$13	$30	$5	$260	$17

For the Three Months Ended June 30, 2019
Lease income - interest income on sales-type leases	$2	$—	$—	$2	$—	$—
Lease income - operating leases	67	7	19	—	44	9
Variable lease income	115	—	—	—	129	—
Total lease income	$184	$7	$19	$2	$173	$9

For the Six Months Ended June 30, 2019
Lease income - interest income on sales-type leases	$5	$—	$—	$5	$—	$—
Lease income - operating leases	139	13	39	—	90	17
Variable lease income	182	—	—	—	204	—
Total lease income	$326	$13	$39	$5	$294	$17

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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

SP Solar and SP Wind
At June 30, 2020 and December 31, 2019, SP Solar had total assets of $6.2 billion and $6.4 billion, respectively, and total liabilities of $381 million. Noncontrolling interests totaled $1.1 billion at both June 30, 2020 and December 31, 2019. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to Global Atlantic in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
At June 30, 2020 and December 31, 2019, SP Wind had total assets of $2.4 billion and $2.5 billion, respectively, total liabilities of $125 million and $128 million, respectively, and noncontrolling interests of $44 million and $45 million, respectively. Under the terms of the limited liability agreement, distributions without Class A member consent are limited to available cash and SP Wind is obligated to distribute all such available cash to its members each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves. Cash distributions from SP Wind are generally allocated 60% to Southern Power and 40% to the three financial investors in accordance with the limited liability agreement.
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
At June 30, 2020 and December 31, 2019, the other VIEs had total assets of $1.5 billion and $1.1 billion, respectively, total liabilities of $160 million and $104 million, respectively, and noncontrolling interests of $557 million and $409 million, respectively. Under the terms of the partnership agreements, distributions of all available cash are required each month or quarter and additional distributions require partner consent.
Equity Method Investments
At June 30, 2020 and December 31, 2019, Southern Power had equity method investments in wind and battery storage projects totaling $19 million and $28 million, respectively.
Southern Company Gas
Equity Method Investments
On March 24, 2020, Southern Company Gas completed the sale of its interests in Pivotal LNG and Atlantic Coast Pipeline. See Note (K) under "Southern Company Gas" for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The carrying amounts of Southern Company Gas' equity method investments as of June 30, 2020 and December 31, 2019 and related income from those investments for the three and six months ended June 30, 2020 and 2019 were as follows:

Investment Balance	June 30, 2020	December 31, 2019(a)
	(in millions)
SNG(b)	$1,189	$1,137
PennEast Pipeline(c)	87	82
Other	32	32
Total	$1,308	$1,251

(a)
Excludes investments in Atlantic Coast Pipeline and Pivotal JAX LNG classified as held for sale at December 31, 2019. See Note 15 to the financial statements under "Assets Held for Sale" in Item 8 of the Form 10-K for additional information.

(b)	Increase primarily relates to a capital contribution, partially offset by the continued amortization of deferred tax assets established upon acquisition.

(c)	See Note (C) under "Other Matters – Southern Company Gas" for additional information on the PennEast Pipeline.

Earnings from Equity Method Investments	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(in millions)
SNG	$28	$32	$65	$74
Atlantic Coast Pipeline(a)(b)	—	3	3	6
PennEast Pipeline(a)	1	1	3	3
Other	1	(5)	1	(3)
Total	$30	$31	$72	$80

(a)	Amounts primarily result from AFUDC equity recorded by the project entity.

(b)	On March 24, 2020, Southern Company Gas completed the sale of its interest in Atlantic Coast Pipeline. See Note (K) under "Southern Company Gas" for additional information.
SNG
Selected financial information of SNG for the three and six months ended June 30, 2020 and 2019 is as follows:

Income Statement Information	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(in millions)
Revenues	$149	$155	$307	$321
Operating income	78	86	176	192
Net income	55	64	130	148

(F) FINANCING
Bank Credit Arrangements
See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

At June 30, 2020, committed credit arrangements with banks were as follows:

	Expires
Company	2020	2021	2022	2023	2024	Total	Unused	Due within One Year
	(in millions)
Southern Company parent	$—	$—	$—	$—	$2,000	$2,000	$1,999	$—
Alabama Power	3	—	525	—	800	1,328	1,328	3
Georgia Power	—	—	—	—	1,750	1,750	1,733	—
Mississippi Power	—	—	150	125	—	275	250	—
Southern Power(a)	—	—	—	—	600	600	590	—
Southern Company Gas(b)	—	—	—	—	1,750	1,750	1,745	—
SEGCO	—	30	—	—	—	30	30	30
Southern Company	$3	$30	$675	$125	$6,900	$7,733	$7,675	$33

(a)
Does not include Southern Power Company's $120 million and $60 million continuing letter of credit facilities for standby letters of credit expiring in 2021 and 2023, respectively, of which $19 million and $60 million, respectively, was unused at June 30, 2020. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.

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
These bank credit arrangements, as well as the term loan arrangements of the Registrants and SEGCO, contain covenants that limit debt levels and contain cross-acceleration or, in the case of Southern Power, cross-default provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. Such cross-default provisions to other indebtedness would trigger an event of default if Southern Power defaulted on indebtedness or guarantee obligations over a specified threshold. Such cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. At June 30, 2020, the Registrants, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at June 30, 2020 was approximately $1.4 billion (comprised of approximately $854 million at Alabama Power, $550 million at Georgia Power, and $34 million at Mississippi Power). In addition, at June 30, 2020, Georgia Power had approximately $257 million of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months.
Earnings per Share
For Southern Company, the only differences in computing basic and diluted earnings per share are attributable to awards outstanding under stock-based compensation plans and, as a result of stock price volatility in the first six months of 2020, the equity units issued in August 2019. Earnings per share dilution resulting from stock-based

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

compensation plans and the equity units issuance is determined using the treasury stock method. See Note 8 to the financial statements under "Equity Units" in Item 8 of the Form 10-K for information on the August 2019 equity units issuance and Note 12 to the financial statements in Item 8 of the Form 10-K for information on stock-based compensation plans. Shares used to compute diluted earnings per share were as follows:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(in millions)
As reported shares	1,058	1,044	1,057	1,041
Effect of stock-based compensation	5	8	7	8
Effect of equity units	—	—	1	—
Diluted shares	1,063	1,052	1,065	1,049

An immaterial number of stock-based compensation awards was not included in the diluted earnings per share calculation because the awards were anti-dilutive for the three and six months ended June 30, 2020. There were no such amounts for the three and six months ended June 30, 2019.
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
Southern Company's effective tax rate was 9.3% for the six months ended June 30, 2020 compared to 33.5% for the corresponding period in 2019. The effective tax rate decrease was primarily due to the tax impact from the sale of Gulf Power in 2019, as well as an increase in the flowback of excess deferred income taxes in 2020 primarily at Georgia Power. See Note 15 to the financial statements under "Southern Company" in Item 8 of the Form 10-K for additional information.
Georgia Power
Georgia Power's effective tax rate was 4.0% for the six months ended June 30, 2020 compared to 21.7% for the corresponding period in 2019. The effective tax rate decrease was primarily due to an increase in the flowback of excess deferred income taxes in 2020 as authorized in the 2019 ARP, as well as the second quarter 2020 charge to

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

earnings associated with the construction of Plant Vogtle Units 3 and 4. See Note (B) under "Georgia Power – Nuclear Construction" and Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information.
Mississippi Power
Mississippi Power's effective tax rate was 10.6% for the six months ended June 30, 2020 compared to 14.0% for the corresponding period in 2019. The effective tax rate decrease was primarily due to an increase in the flowback of excess deferred income taxes in 2020 as authorized in the Mississippi Power Rate Case Settlement Agreement. See Note (B) under "Mississippi Power – 2019 Base Rate Case" for additional information.
Southern Power
Southern Power's effective tax rate was 10.5% for the six months ended June 30, 2020 compared to a benefit rate of (35.5)% for the corresponding period in 2019. The effective tax rate increase was primarily due to tax benefits resulting from ITCs recognized upon the sale of Plant Nacogdoches in 2019. See Note (K) under "Southern Power" for additional information.
Southern Company Gas
Southern Company Gas' effective tax rate was 21.5% for the six months ended June 30, 2020 compared to 18.0% for the corresponding period in 2019. The effective tax rate increase was primarily due to higher flowback of excess deferred income taxes in 2019, primarily at Atlanta Gas Light as previously authorized by the Georgia PSC, and the reversal of a federal tax valuation allowance in connection with Southern Company Gas' sale of its investment in Triton in 2019. See Notes 2 and 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
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
On each Registrant's condensed statements of income, the service cost component of net periodic benefit costs is included in other operations and maintenance expenses and all other components of net periodic benefit costs are included in other income (expense), net. Components of the net periodic benefit costs for the three and six months ended June 30, 2020 and 2019 are presented in the following tables.

Three Months Ended June 30, 2020	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Pension Plans
Service cost	$94	$22	$24	$4	$2	$8
Interest cost	108	25	34	5	2	7
Expected return on plan assets	(275)	(66)	(87)	(12)	(3)	(20)
Amortization:
Prior service costs	—	—	1	—	—	—
Regulatory asset	—	—	—	—	—	4
Net (gain)/loss	67	18	21	3	—	3
Net periodic pension cost (income)	$(6)	$(1)	$(7)	$—	$1	$2
Postretirement Benefits
Service cost	$6	$1	$2	$1	$—	$1
Interest cost	14	3	5	1	—	4
Expected return on plan assets	(18)	(7)	(6)	(1)	—	(2)
Amortization:
Prior service costs	(1)	—	—	—	—	—
Regulatory asset	—	—	—	—	—	1
Net (gain)/loss	—	—	—	—	—	(1)
Net periodic postretirement benefit cost	$1	$(3)	$1	$1	$—	$3

Six Months Ended June 30, 2020	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Pension Plans
Service cost	$188	$44	$48	$8	$4	$16
Interest cost	216	50	67	10	3	15
Expected return on plan assets	(550)	(132)	(174)	(25)	(6)	(39)
Amortization:
Prior service costs	1	—	1	—	—	(1)
Regulatory asset	—	—	—	—	—	8
Net (gain)/loss	134	36	43	6	1	5
Net periodic pension cost (income)	$(11)	$(2)	$(15)	$(1)	$2	$4

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Six Months Ended June 30, 2020	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Postretirement Benefits
Service cost	$11	$3	$3	$1	$—	$1
Interest cost	27	6	10	1	—	6
Expected return on plan assets	(36)	(14)	(13)	(1)	—	(4)
Amortization:
Prior service costs	(1)	—	—	—	—	—
Regulatory asset	—	—	—	—	—	3
Net (gain)/loss	1	—	1	—	—	(2)
Net periodic postretirement benefit cost	$2	$(5)	$1	$1	$—	$4

Three Months Ended June 30, 2019	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Pension Plans
Service cost	$73	$17	$18	$3	$1	$6
Interest cost	123	29	39	5	2	9
Expected return on plan assets	(221)	(52)	(73)	(10)	(3)	(15)
Amortization:
Prior service costs	1	1	1	—	—	—
Regulatory asset	—	—	—	—	—	4
Net (gain)/loss	30	9	11	2	—	—
Net periodic pension cost (income)	$6	$4	$(4)	$—	$—	$4
Postretirement Benefits
Service cost	$4	$1	$1	$—	$—	$—
Interest cost	17	4	6	1	—	3
Expected return on plan assets	(17)	(7)	(6)	(1)	—	(1)
Amortization:
Prior service costs	1	1	—	—	—	—
Regulatory asset	—	—	—	—	—	1
Net (gain)/loss	—	—	—	—	—	(1)
Net periodic postretirement benefit cost	$5	$(1)	$1	$—	$—	$2

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Six Months Ended June 30, 2019	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Pension Plans
Service cost	$146	$34	$37	$6	$3	$12
Interest cost	246	57	78	11	3	18
Expected return on plan assets	(442)	(103)	(146)	(20)	(5)	(30)
Amortization:
Prior service costs	1	1	1	—	—	(1)
Regulatory asset	—	—	—	—	—	7
Net (gain)/loss	60	18	22	3	—	1
Net periodic pension cost (income)	$11	$7	$(8)	$—	$1	$7
Postretirement Benefits
Service cost	$9	$2	$2	$—	$—	$1
Interest cost	34	8	13	2	—	5
Expected return on plan assets	(33)	(13)	(12)	(1)	—	(3)
Amortization:
Prior service costs	2	2	—	—	—	—
Regulatory asset	—	—	—	—	—	3
Net (gain)/loss	(1)	—	—	—	—	(2)
Net periodic postretirement benefit cost	$11	$(1)	$3	$1	$—	$4

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(I) FAIR VALUE MEASUREMENTS
As of June 30, 2020, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using:
As of June 30, 2020:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$388	$181	$143	$—	$712
Interest rate derivatives	—	23	—	—	23
Investments in trusts:(b)(c)
Domestic equity	703	128	—	—	831
Foreign equity	65	202	—	—	267
U.S. Treasury and government agency securities	—	268	—	—	268
Municipal bonds	—	106	—	—	106
Pooled funds – fixed income	—	16	—	—	16
Corporate bonds	19	369	—	—	388
Mortgage and asset backed securities	—	75	—	—	75
Private equity	—	—	—	61	61
Other	26	3	—	—	29
Cash equivalents	1,315	13	—	—	1,328
Other investments	9	21	—	—	30
Total	$2,525	$1,405	$143	$61	$4,134
Liabilities:
Energy-related derivatives(a)	$468	$187	$63	$—	$718
Interest rate derivatives	—	23	—	—	23
Foreign currency derivatives	—	49	—	—	49
Contingent consideration	—	—	19	—	19
Total	$468	$259	$82	$—	$809

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
As of June 30, 2020:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$11	$—	$—	$11
Nuclear decommissioning trusts:(b)
Domestic equity	442	117	—	—	559
Foreign equity	65	59	—	—	124
U.S. Treasury and government agency securities	—	22	—	—	22
Municipal bonds	—	1	—	—	1
Corporate bonds	19	155	—	—	174
Mortgage and asset backed securities	—	28	—	—	28
Private equity	—	—	—	61	61
Other	8	—	—	—	8
Cash equivalents	692	13	—	—	705
Other investments	—	21	—	—	21
Total	$1,226	$427	$—	$61	$1,714
Liabilities:
Energy-related derivatives	$—	$19	$—	$—	$19

Georgia Power
Assets:
Energy-related derivatives	$—	$10	$—	$—	$10
Nuclear decommissioning trusts:(b)(c)
Domestic equity	261	1	—	—	262
Foreign equity	—	141	—	—	141
U.S. Treasury and government agency securities	—	246	—	—	246
Municipal bonds	—	105	—	—	105
Corporate bonds	—	214	—	—	214
Mortgage and asset backed securities	—	47	—	—	47
Other	18	3	—	—	21
Cash equivalents	349	—	—	—	349
Total	$628	$767	$—	$—	$1,395
Liabilities:
Energy-related derivatives	$—	$40	$—	$—	$40

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
As of June 30, 2020:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$6	$—	$—	$6
Liabilities:
Energy-related derivatives	$—	$22	$—	$—	$22

Southern Power
Assets:
Energy-related derivatives	$—	$2	$—	$—	$2
Liabilities:
Energy-related derivatives	$—	$3	$—	$—	$3
Foreign currency derivatives	—	49	—	—	49
Contingent consideration	—	—	19	—	19
Total	$—	$52	$19	$—	$71

Southern Company Gas
Assets:
Energy-related derivatives(a)	$388	$152	$143	$—	$683
Non-qualified deferred compensation trusts:
Domestic equity	—	10	—	—	10
Foreign equity	—	2	—	—	2
Pooled funds – fixed income	—	16	—	—	16
Cash equivalents and restricted cash	40	—	—	—	40
Total	$428	$180	$143	$—	$751
Liabilities:
Energy-related derivatives(a)	$468	$103	$63	$—	$634
Interest rate derivatives	—	23	—	—	23
Total	$468	$126	$63	$—	$657

(a)	Energy-related derivatives exclude cash collateral of $114 million.

(b)
Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.

(c)
Includes investment securities pledged to creditors and collateral received and excludes payables related to the securities lending program. As of June 30, 2020, approximately $45 million of the fair market value of Georgia Power's nuclear decommissioning trust funds' securities were on loan to creditors under the funds' managers' securities lending program. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. The fair value of the funds, including reinvested interest and dividends and excluding the funds' expenses, increased (decreased) by the amounts shown in the table below for the three and six months ended June 30, 2020 and 2019. The changes were recorded as a change to the regulatory assets and liabilities related to AROs for Georgia Power and Alabama Power, respectively.

Fair value increases (decreases)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(in millions)
Southern Company	$223	$75	$(23)	$227
Alabama Power	124	38	(42)	125
Georgia Power	99	37	19	102

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
As of June 30, 2020, the fair value measurements of private equity investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $61 million and unfunded commitments related to the private equity investments totaled $72 million. Private equity investments include high-quality private equity funds across several market sectors and funds that invest in real estate assets. Private equity funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.
As of June 30, 2020, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in millions)
Long-term debt, including securities due within one year:
Carrying amount	$46,513	$8,519	$12,720	$1,404	$4,097	$5,827
Fair value	53,079	10,008	15,092	1,571	4,423	6,817

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
Commodity Contracts with Level 3 Valuation Inputs
As of June 30, 2020, the fair value of Southern Company Gas' Level 3 physical natural gas forward contracts was $80 million. Since commodity contracts classified as Level 3 typically include a combination of observable and unobservable components, the changes in fair value may include amounts due in part to observable market factors, or changes to assumptions on the unobservable components. The following table includes transfers to Level 3, which represent the fair value of Southern Company Gas' commodity derivative contracts that include a significant unobservable component for the first time during the period.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(in millions)
Beginning balance	$76	$14
Transfers to Level 3	—	70
Transfers from Level 3	—	(3)
Instruments realized or otherwise settled during period	(6)	(7)
Changes in fair value	10	6
Ending balance	$80	$80

Changes in fair value of Level 3 instruments represent changes in gains and losses for the periods that are reported on Southern Company Gas' statements of income in natural gas revenues.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The valuation of certain commodity contracts requires the use of certain unobservable inputs. All forward pricing used in the valuation of such contracts is directly based on third-party market data, such as broker quotes and exchange settlements, when that data is available. If third-party market data is not available, then industry standard methodologies are used to develop inputs that maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Observable inputs, including some forward prices used for determining fair value, reflect the best available market information. Unobservable inputs are updated using industry standard techniques such as extrapolation, combining observable forward inputs supplemented by historical market and other relevant data. Level 3 physical natural gas forward contracts include unobservable forward price inputs (ranging from $(0.91) to $0.99 per mmBtu). Forward price increases (decreases) as of June 30, 2020 would have resulted in higher (lower) values on a net basis.
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
At June 30, 2020, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	944	2024	2031
Alabama Power	85	2024	—
Georgia Power	152	2023	—
Mississippi Power	91	2024	—
Southern Power	15	2022	2021
Southern Company Gas(*)	601	2022	2031

(*)
Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of long natural gas positions of 4.6 billion mmBtu and short natural gas positions of 4.0 billion mmBtu as of June 30, 2020, which is also included in Southern Company's total volume.

At June 30, 2020, the net volume of Southern Power's energy-related derivative contracts for power to be sold was 1 million MWHs, all of which expire in 2020.
In addition to the volumes discussed above, the traditional electric operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess natural gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 16 million mmBtu for Southern Company, which includes 4 million mmBtu for Alabama Power, 5 million mmBtu for Georgia Power, 2 million mmBtu for Mississippi Power, and 5 million mmBtu for Southern Power.
For cash flow hedges of energy-related derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to earnings for the 12-month period ending June 30, 2021 are immaterial for all Registrants.

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
At June 30, 2020, the following interest rate derivatives were outstanding:

	Notional Amount	Interest Rate Received	Weighted Average Interest Rate Paid	Hedge Maturity Date	Fair Value Gain (Loss) at June 30, 2020
	(in millions)				(in millions)
Cash Flow Hedges of Forecasted Debt
Southern Company Gas	$200	3-month LIBOR	1.81%	September 2030	$(23)
Cash Flow Hedges of Existing Debt
Mississippi Power	60	1-month LIBOR	0.58%	December 2021	—
Fair Value Hedges of Existing Debt
Southern Company parent	1,500	2.35%	1-month LIBOR + 0.87%	July 2021	23
Southern Company	$1,760				$—

The estimated pre-tax gains (losses) related to interest rate derivatives expected to be reclassified from accumulated OCI to interest expense for the 12-month period ending June 30, 2021 total $(25) million for Southern Company and are immaterial for all other Registrants. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2046 for the Southern Company parent entity, 2035 for Alabama Power, 2044 for Georgia Power, 2028 for Mississippi Power, and 2046 for Southern Company Gas.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

At June 30, 2020, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) at June 30, 2020
	(in millions)		(in millions)			(in millions)
Cash Flow Hedges of Existing Debt
Southern Power	$677	2.95%	€600	1.00%	June 2022	$(18)
Southern Power	564	3.78%	500	1.85%	June 2026	(31)
Total	$1,241		€1,100			$(49)

The estimated pre-tax gains (losses) related to Southern Power's foreign currency derivatives expected to be reclassified from accumulated OCI to earnings for the 12-month period ending June 30, 2021 are $(24) million.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

	As of June 30, 2020		As of December 31, 2019
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$19	$64	$3	$70
Other deferred charges and assets/Other deferred credits and liabilities	13	28	6	44
Total derivatives designated as hedging instruments for regulatory purposes	$32	$92	$9	$114
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$3	$6	$1	$6
Interest rate derivatives:
Other current assets/Other current liabilities	12	23	2	23
Other deferred charges and assets/Other deferred credits and liabilities	10	—	—	1
Foreign currency derivatives:
Other current assets/Other current liabilities	—	24	—	24
Other deferred charges and assets/Other deferred credits and liabilities	—	25	16	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$25	$78	$19	$54
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets/Other current liabilities	$361	$367	$461	$358
Other deferred charges and assets/Other deferred credits and liabilities	316	253	207	225
Total derivatives not designated as hedging instruments	$677	$620	$668	$583
Gross amounts recognized	$734	$790	$696	$751
Gross amounts offset(a)	(520)	(634)	(463)	(562)
Net amounts recognized in the Balance Sheets(b)	$214	$156	$233	$189

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	As of June 30, 2020		As of December 31, 2019
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Alabama Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$7	$12	$2	$14
Other deferred charges and assets/Other deferred credits and liabilities	4	7	2	10
Total derivatives designated as hedging instruments for regulatory purposes	$11	$19	$4	$24
Gross amounts recognized	$11	$19	$4	$24
Gross amounts offset	(8)	(8)	(2)	(2)
Net amounts recognized in the Balance Sheets	$3	$11	$2	$22

Georgia Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$5	$28	$1	$32
Other deferred charges and assets/Other deferred credits and liabilities	5	12	3	21
Total derivatives designated as hedging instruments for regulatory purposes	$10	$40	$4	$53
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current assets/Other current liabilities	$—	$—	$—	$17
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$—	$—	$—	$17
Gross amounts recognized	$10	$40	$4	$70
Gross amounts offset	(10)	(10)	(3)	(3)
Net amounts recognized in the Balance Sheets	$—	$30	$1	$67

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	As of June 30, 2020		As of December 31, 2019
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Mississippi Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$3	$13	$—	$15
Other deferred charges and assets/Other deferred credits and liabilities	3	9	1	12
Total derivatives designated as hedging instruments for regulatory purposes	$6	$22	$1	$27
Gross amounts recognized	$6	$22	$1	$27
Gross amounts offset	(6)	(6)	(1)	(1)
Net amounts recognized in the Balance Sheets	$—	$16	$—	$26

Southern Power
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$2	$3	$1	$2
Foreign currency derivatives:
Other current assets/Other current liabilities	—	24	—	24
Other deferred charges and assets/Other deferred credits and liabilities	—	25	16	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$2	$52	$17	$26
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets/Other current liabilities	$—	$—	$2	$1
Total derivatives not designated as hedging instruments	$—	$—	$2	$1
Gross amounts recognized	$2	$52	$19	$27
Gross amounts offset	(1)	(1)	—	—
Net amounts recognized in the Balance Sheets	$1	$51	$19	$27

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	As of June 30, 2020		As of December 31, 2019
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company Gas
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$4	$11	$—	$9
Other deferred charges and assets/Other deferred credits and liabilities	1	—	—	1
Total derivatives designated as hedging instruments for regulatory purposes	$5	$11	$—	$10
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$1	$3	$—	$4
Interest rate derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	—	23	2	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$1	$26	$2	$4
Derivatives not designated as hedging instruments
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$361	$367	$459	$357
Other deferred charges and assets/Other deferred credits and liabilities	316	253	207	225
Total derivatives not designated as hedging instruments	$677	$620	$666	$582
Gross amounts of recognized	$683	$657	$668	$596
Gross amounts offset(a)	(495)	(609)	(456)	(555)
Net amounts recognized in the Balance Sheets(b)	$188	$48	$212	$41

(a)	Gross amounts offset include cash collateral held on deposit in broker margin accounts of $114 million and $99 million as of June 30, 2020 and December 31, 2019, respectively.

(b)	Net amounts of derivative instruments outstanding exclude premium and intrinsic value associated with weather derivatives of $4 million as of December 31, 2019.
Energy-related derivatives not designated as hedging instruments were immaterial for the traditional electric operating companies at June 30, 2020 and December 31, 2019.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

At June 30, 2020 and December 31, 2019, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet
Derivative Category and Balance Sheet Location	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas(*)
	(in millions)
At June 30, 2020:
Energy-related derivatives:
Other regulatory assets, current	$(42)	$(8)	$(23)	$(10)	$(1)
Other regulatory assets, deferred	(16)	(3)	(7)	(6)	—
Other regulatory liabilities, current	10	3	—	—	7
Total energy-related derivative gains (losses)	$(48)	$(8)	$(30)	$(16)	$6

At December 31, 2019:
Energy-related derivatives:
Other regulatory assets, current	$(63)	$(14)	$(31)	$(15)	$(3)
Other regulatory assets, deferred	(37)	(8)	(18)	(11)	—
Other regulatory liabilities, current	6	2	—	—	4
Total energy-related derivative gains (losses)	$(94)	$(20)	$(49)	$(26)	$1

(*)
Fair value gains and losses recorded in regulatory assets and liabilities include cash collateral held on deposit in broker margin accounts of $12 million and $11 million at June 30, 2020 and December 31, 2019, respectively.

For the three and six months ended June 30, 2020 and 2019, the pre-tax effects of cash flow hedge accounting on accumulated OCI were as follows:

Gain (Loss) Recognized in OCI on Derivative	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Southern Company
Energy-related derivatives	$(2)	$(6)	$(6)	$(6)
Interest rate derivatives	(1)	(37)	(28)	(37)
Foreign currency derivatives	17	(1)	(65)	(39)
Total	$14	$(44)	$(99)	$(82)
Georgia Power
Interest rate derivatives	$—	$(37)	$(3)	$(37)
Southern Power
Energy-related derivatives	$(2)	$(2)	$(2)	$(2)
Foreign currency derivatives	$17	$(1)	(65)	(39)
Total	$15	$(3)	$(67)	$(41)
Southern Company Gas
Energy-related derivatives	$—	$(4)	$(4)	$(4)
Interest rate derivatives	(1)	—	(25)	—
Total	$(1)	$(4)	$(29)	$(4)

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

For the three and six months ended June 30, 2020 and 2019, the pre-tax effects of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments on accumulated OCI were immaterial for the other Registrants.
For the three and six months ended June 30, 2020 and 2019, the pre-tax effects of cash flow and fair value hedge accounting on income were as follows:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2020	2019	2020	2019
	(in millions)		(in millions)
Southern Company
Total cost of natural gas	$144	$191	$583	$877
Gain (loss) on energy-related cash flow hedges(a)	(1)	—	(8)	—
Total depreciation and amortization	873	755	1,730	1,506
Gain (loss) on energy-related cash flow hedges(a)	(1)	(1)	(2)	(4)
Total interest expense, net of amounts capitalized	(444)	(429)	(900)	(859)
Gain (loss) on interest rate cash flow hedges(a)	(6)	(5)	(13)	(9)
Gain (loss) on foreign currency cash flow hedges(a)	(6)	(6)	(12)	(12)
Gain (loss) on interest rate fair value hedges(b)	1	19	30	33
Total other income (expense), net	101	99	204	176
Gain (loss) on foreign currency cash flow hedges(a)(c)	27	16	(4)	(8)
Southern Power
Total depreciation and amortization	$121	$119	$239	$237
Gain (loss) on energy-related cash flow hedges(a)	(1)	(1)	(2)	(4)
Total interest expense, net of amounts capitalized	(38)	(41)	(77)	(84)
Gain (loss) on foreign currency cash flow hedges(a)	(6)	(6)	(12)	(12)
Total other income (expense), net	1	40	4	41
Gain (loss) on foreign currency cash flow hedges(a)(c)	27	16	(4)	(8)

(a)	Reclassified from accumulated OCI into earnings.

(b)	For fair value hedges, changes in the fair value of the derivative contracts are generally equal to changes in the fair value of the underlying debt and have no material impact on income.

(c)
The reclassification from accumulated OCI into other income (expense), net completely offsets currency gains and losses arising from changes in the U.S. currency exchange rates used to record the euro-denominated notes.

For the three and six months ended June 30, 2020 and 2019, the pre-tax effects of cash flow and fair value hedge accounting on income for energy-related derivatives and interest rate derivatives were immaterial for the traditional electric operating companies and Southern Company Gas.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

As of June 30, 2020 and December 31, 2019, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	As of June 30, 2020	As of December 31, 2019	As of June 30, 2020	As of December 31, 2019
	(in millions)		(in millions)
Southern Company
Securities due within one year	$—	$(599)	$—	$—
Long-term debt	(1,517)	(1,494)	(20)	3

For the three and six months ended June 30, 2020 and 2019, the pre-tax effects of energy-related derivatives not designated as hedging instruments on the statements of income of Southern Company and Southern Company Gas were as follows:

		Gain (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Non-Designated Hedging Relationships	Statements of Income Location	2020	2019	2020	2019
		(in millions)		(in millions)
Energy-related derivatives:	Natural gas revenues(*)	$14	$50	$84	$83
	Cost of natural gas	5	(5)	13	3
Total derivatives in non-designated hedging relationships		$19	$45	$97	$86

(*)	Excludes immaterial gains (losses) recorded in natural gas revenues associated with weather derivatives for all periods presented.
For the three and six months ended June 30, 2020 and 2019, the pre-tax effects of energy-related derivatives and interest rate derivatives not designated as hedging instruments were immaterial for all other Registrants.
Contingent Features
Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At June 30, 2020, the Registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
For the Registrants with interest rate derivatives at June 30, 2020, the fair value of interest rate derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, was immaterial. At June 30, 2020, the fair value of energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial for all Registrants. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade. Following the sale of Gulf Power to NextEra Energy, Gulf Power is continuing to participate in the Southern Company power pool for a defined transition period that, subject to certain potential adjustments, is scheduled to end on January 1, 2024.

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
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Alabama Power and Southern Power may be required to post collateral. At June 30, 2020, cash collateral posted in these accounts was immaterial. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts. At June 30, 2020, cash collateral held on deposit in broker margin accounts was $114 million.
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
(K) ACQUISITIONS AND DISPOSITIONS
See Note 15 to the financial statements in Item 8 of the Form 10-K for additional information, including details of assets and liabilities held for sale at December 31, 2019 for Southern Company, Southern Power, and Southern Company Gas. The Registrants had no material assets or liabilities held for sale at June 30, 2020.
Alabama Power
On April 22, 2020 and June 9, 2020, the FERC and the Alabama PSC, respectively, approved the Autauga Combined Cycle Acquisition, which is expected to close by September 1, 2020. See Note (B) under "Alabama Power" for additional information. The ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Southern Power
Asset Acquisitions
During the six months ended June 30, 2020, Southern Power acquired a controlling interest in the wind facility listed below. Acquisition-related costs were expensed as incurred and were not material.

Project Facility	Resource	Seller	Approximate Nameplate Capacity (MW)	Location	Southern Power Ownership Percentage		COD	PPA Contract Period
Beech Ridge II	Wind	Invenergy Renewables LLC	56	Greenbrier County, West Virginia	100% of Class A	(*)	May 2020	12 years

(*)
In May 2020, Southern Power purchased 100% of the Class A membership interests and now owns the controlling interest in the project, with the Class B member, Invenergy Renewables LLC, owning the noncontrolling interest.

In March 2020, Southern Power entered into an agreement to acquire a controlling membership interest in an approximately 300-MW wind facility located in South Dakota. The acquisition is subject to FERC approval and certain other customary conditions to closing, including commercial operation of the facility, which is expected to occur in late 2020 or early 2021. The facility's output is contracted under two long-term PPAs. The ultimate outcome of this matter cannot be determined at this time.
Construction Projects
During the six months ended June 30, 2020, Southern Power completed construction of and placed in service the Reading wind facility, continued construction of the Skookumchuck wind facility, and commenced construction of the Garland and Tranquillity battery energy storage facilities. Total aggregate construction costs, excluding acquisition costs, are expected to be between $475 million and $545 million for the facilities under construction. At June 30, 2020, total costs of construction incurred for these projects were $232 million and are included in CWIP. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Expected COD	PPA Contract Period
Projects Completed During the Six Months Ended June 30, 2020
Reading(a)	Wind	200	Osage and Lyon Counties, KS	May 2020	12 years
Projects Under Construction as of June 30, 2020
Skookumchuck(b)	Wind	136	Lewis and Thurston Counties, WA	Fourth quarter 2020	20 years
Garland Solar Storage(c)	Battery energy storage system	88	Kern County, CA	Second quarter 2021	20 years
Tranquillity Solar Storage(c)	Battery energy storage system	72	Fresno County, CA	Second quarter 2021	20 years

(a)
In 2018, Southern Power purchased 100% of the membership interests of the Reading facility pursuant to a joint development arrangement. At the time the facility was placed in service, Southern Power recorded an operating lease right-of-use asset and an operating lease liability, each in the amount of $24 million. In June 2020, Southern Power completed a tax equity transaction whereby it received $156 million and now owns 100% of the Class B membership interests.

(b)
In October 2019, Southern Power purchased 100% of the membership interests of the Skookumchuck facility pursuant to a joint development arrangement. Southern Power expects to complete a tax equity transaction upon commercial operation and retain the Class B membership interests. Shortly after commercial operation, Southern Power may sell a noncontrolling interest in these Class B membership interests to another partner. The ultimate outcome of these matters cannot be determined at this time.

(c)
Prior to commercial operation, Southern Power may enter into one or more partnerships, in which case it would ultimately own less than 100% of the Class B membership interests, but would retain ownership of the controlling interest. The PPAs for these facilities are pending approval from the California Public Utilities Commission. The ultimate outcome of these matters cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Development Projects
Southern Power continues to evaluate and refine the deployment of the remaining wind turbine equipment purchased in 2016 and 2017 to development and construction projects. During the six months ended June 30, 2020, certain wind turbine equipment was sold, resulting in an immaterial gain.
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
Plants Nacogdoches (sold in June 2019) and Mankato represented individually significant components of Southern Power; therefore, pre-tax income for these components for the three months ended June 30, 2019 and the six months ended June 30, 2020 and 2019 is presented below:

	Three Months Ended June 30, 2019	Six Months Ended June 30,
		2020	2019
	(in millions)
Southern Power's earnings before income taxes:(*)
Plant Nacogdoches	$9	N/A	$16
Plant Mankato	$6	$2	$8

(*)
Earnings before income taxes for components reflect the cessation of depreciation and amortization on the long-lived assets being sold upon classification as held for sale in November 2018 and April 2019 for Plant Mankato and Plant Nacogdoches, respectively.

Southern Company Gas
On March 24, 2020, Southern Company Gas completed the sale of its interests in Pivotal LNG and Atlantic Coast Pipeline to Dominion Modular LNG Holdings, Inc. and Dominion Atlantic Coast Pipeline, LLC, respectively, with aggregate proceeds of $178 million, including working capital adjustments. The preliminary loss associated with the transactions was immaterial. Southern Company Gas may also receive two future payments of $5 million each, contingent upon certain milestones related to Pivotal LNG being met by Dominion Modular LNG Holdings, Inc. The assets and liabilities of Pivotal LNG and the interest in Atlantic Coast Pipeline were classified as held for sale at December 31, 2019. See Notes 3 and 7 under "Other Matters – Southern Company Gas – Gas Pipeline Projects" and "Southern Company Gas – Equity Method Investments," respectively, in Item 8 of the Form 10-K and Notes (C) and (E) under "Other Matters – Southern Company Gas" and "Southern Company Gas," respectively.
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
Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

gas and other complementary products and services by Southern Company Gas. Revenues from sales by Southern Power to the traditional electric operating companies were $92 million and $178 million for the three and six months ended June 30, 2020, respectively, and $117 million and $204 million for the three and six months ended June 30, 2019, respectively. Revenues from sales of natural gas from Southern Company Gas to the traditional electric operating companies were immaterial for all periods presented. Revenues from sales of natural gas from Southern Company Gas to Southern Power were $3 million and $13 million for the three and six months ended June 30, 2020, respectively, and $16 million and $33 million for the three and six months ended June 30, 2019, respectively. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing energy solutions to electric utilities and their customers in the areas of distributed generation, energy storage and renewables, and energy efficiency, as well as investments in telecommunications and leveraged lease projects. All other inter-segment revenues are not material.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Financial data for business segments and products and services for the three and six months ended June 30, 2020 and 2019 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2020
Operating revenues	$3,539	$439	$(94)	$3,884	$636	$135	$(35)	$4,620
Segment net income (loss)(a)(b)(c)	645	63	—	708	71	(177)	10	612
Six Months Ended June 30, 2020
Operating revenues	$6,946	$814	$(181)	$7,579	$1,885	$248	$(74)	$9,638
Segment net income (loss)(a)(b)(c)(d)	1,287	138	—	1,425	346	(299)	8	1,480
At June 30, 2020
Goodwill	$—	$2	$—	$2	$5,015	$263	$—	$5,280
Total assets	83,158	13,557	(713)	96,002	21,500	3,325	(1,096)	119,731
Three Months Ended June 30, 2019
Operating revenues	$3,899	$510	$(119)	$4,290	$689	$186	$(67)	$5,098
Segment net income (loss)(a)(e)(f)	782	174	—	956	106	(154)	(9)	899
Six Months Ended June 30, 2019
Operating revenues	$7,343	$953	$(211)	$8,085	$2,163	$368	$(106)	$10,510
Segment net income (loss)(a)(e)(f)	1,346	230	—	1,576	376	1,041	(11)	2,982
At December 31, 2019
Goodwill	$—	$2	$—	$2	$5,015	$263	$—	$5,280
Total assets	81,063	14,300	(713)	94,650	21,687	3,511	(1,148)	118,700

(a)	Attributable to Southern Company.

(b)
Segment net income (loss) for the traditional electric operating companies includes a pre-tax charge of $149 million ($111 million after tax) related to Plant Vogtle Units 3 and 4 for the three and six months ended June 30, 2020. See Note (B) under "Georgia Power – Nuclear Construction" for additional information.

(c)
Segment net income (loss) for the "All Other" column includes a pre-tax impairment charge of $154 million ($74 million after tax) related to a leveraged lease investment for the three and six months ended June 30, 2020. See Note (C) under "Other Matters – Southern Company" for additional information.

(d)
Segment net income (loss) for Southern Power includes a $39 million pre-tax gain ($23 million gain after tax) on the sale of Plant Mankato for the six months ended June 30, 2020. See Note (K) under "Southern Power" for additional information.

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

(f)
Segment net income (loss) for Southern Power includes a $23 million pre-tax gain ($88 million gain after tax) on the sale of Plant Nacogdoches for the three and six months ended June 30, 2019. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Power – Sale of Natural Gas and Biomass Plants" for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Products and Services

	Electric Utilities' Revenues
	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended June 30, 2020	$3,182	$472	$230	$3,884
Three Months Ended June 30, 2019	3,540	542	208	4,290
Six Months Ended June 30, 2020	$6,260	$889	$430	$7,579
Six Months Ended June 30, 2019	6,623	1,041	421	8,085

	Southern Company Gas' Revenues
	Gas Distribution Operations	Wholesale Gas Services(*)	Gas Marketing Services	Other	Total
	(in millions)
Three Months Ended June 30, 2020	$583	$(19)	$56	$16	$636
Three Months Ended June 30, 2019	563	48	58	20	689
Six Months Ended June 30, 2020	$1,596	$32	$233	$24	$1,885
Six Months Ended June 30, 2019	1,724	134	287	18	2,163

(*)	The revenues for wholesale gas services are netted with costs associated with its energy and risk management activities. See "Southern Company Gas" herein for additional information.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Business segment financial data for the three and six months ended June 30, 2020 and 2019 was as follows:

	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services(*)	Gas Marketing Services	Total	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2020
Operating revenues	$587	$8	$(19)	$56	$632	$8	$(4)	$636
Segment net income (loss)	74	21	(23)	5	77	(6)	—	71
Six Months Ended June 30, 2020
Operating revenues	$1,607	$16	$32	$233	$1,888	$16	$(19)	$1,885
Segment net income (loss)	238	51	—	62	351	(5)	—	346
Total assets at June 30, 2020	18,276	1,617	637	1,480	22,010	10,645	(11,155)	21,500
Three Months Ended June 30, 2019
Operating revenues	$568	$8	$48	$58	$682	$13	$(6)	$689
Segment net income (loss)	58	25	23	(3)	103	3	—	106
Six Months Ended June 30, 2019
Operating revenues	$1,740	$16	$134	$287	$2,177	$24	$(38)	$2,163
Segment net income (loss)	191	57	70	58	376	—	—	376
Total assets at December 31, 2019	18,204	1,678	850	1,496	22,228	10,759	(11,300)	21,687

(*)
The revenues for wholesale gas services are netted with costs associated with its energy and risk management activities. A reconciliation of operating revenues and intercompany revenues is shown in the following table.

	Third Party Gross Revenues	Intercompany Revenues	Total Gross Revenues	Less Gross Gas Costs	Operating Revenues
	(in millions)
Three Months Ended June 30, 2020	$854	$18	$872	$891	$(19)
Three Months Ended June 30, 2019	1,223	63	1,286	1,238	48
Six Months Ended June 30, 2020	$2,039	$47	$2,086	$2,054	$32
Six Months Ended June 30, 2019	3,148	151	3,299	3,165	134

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
Recent Developments
COVID-19
During March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention and has spread globally, including throughout the United States. The Southern Company system provides a critical service to its customers; therefore, it is essential that Southern Company system employees are able to continue to perform their critical duties safely and effectively. The Southern Company system has implemented applicable business continuity plans, including teleworking, canceling non-essential business travel, increasing cleaning frequency at business locations, implementing applicable safety and health guidelines issued by federal and state officials, and establishing protocols for required work on customer premises. To date, these procedures have been effective in maintaining the Southern Company system's critical operations. As a result of the COVID-19 pandemic, there have been economic disruptions in the Registrants' operating territories. The traditional electric operating companies and the natural gas distribution utilities temporarily suspended disconnections for non-payment by customers and waived late fees for certain periods. See FUTURE EARNINGS POTENTIAL – "Regulatory Matters" herein for information regarding deferral of certain incremental COVID-19-related costs, including bad debt, to a regulatory asset by certain of the traditional electric operating companies and the natural gas distribution utilities. In addition, the COVID-19 pandemic has resulted in a reduction in workforce at Plant Vogtle Units 3 and 4, as discussed further herein. Additional information regarding COVID-19 and its potential impacts on the Registrants is provided throughout Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A herein.
Alabama Power
On June 9, 2020, the Alabama PSC approved in part Alabama Power's petition for a certificate of convenience and necessity (CCN) filed in September 2019 to procure additional capacity. See FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Alabama Power" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Georgia Power
Plant Vogtle Units 3 and 4 Status
In 2009, the Georgia PSC certified construction of Plant Vogtle Units 3 and 4 (with electric generating capacity of approximately 1,100 MWs each), in which Georgia Power holds a 45.7% ownership interest.
During the second quarter 2020, approximately $194 million of construction contingency was assigned to the base capital cost forecast, which exceeded the remaining balance of the construction contingency originally established in the second quarter 2018. As a result, Southern Nuclear recommended establishing additional construction contingency, of which Georgia Power's share is $115 million, for potential risks including, among other factors, construction productivity and expected impacts of the COVID-19 pandemic; adding resources for supervision, field support, project management, initial test program, start-up, and operations and engineering support; subcontracts; and procurement.
After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in future regulatory proceedings, Georgia Power recorded a total pre-tax charge to income of $149 million ($111 million after tax) for the increase in the total project capital cost forecast as of June 30, 2020. As and when these amounts are spent, Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery.
In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site. In April 2020, Georgia Power, acting for itself and as agent for the other Vogtle Owners, announced a reduction in workforce at Plant Vogtle Units 3 and 4, which totaled approximately 20% of the then-existing site workforce. This workforce reduction lowered absenteeism, providing an improvement in operational efficiency and allowing for increased social distancing. From the initial peak in April 2020, the number of active cases at the site declined significantly during May and early June, but began increasing again in mid-June and continues to impact productivity levels and pace of activity completion. As a result, overall production improvements have not been achieved at the levels anticipated, contributing to the allocation of, and increase in, construction contingency described above.
To address these issues, in July 2020, Southern Nuclear updated its aggressive site work plan for both Unit 3 and Unit 4. While Southern Nuclear's July 2020 aggressive site work plan extended milestone dates from its February 2020 aggressive site work plan, Georgia Power still expects to achieve the regulatory-approved in-service dates of November 2021 and November 2022 for Plant Vogtle Units 3 and 4, respectively.
The continuing effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Plant Vogtle Units 3 and 4. Georgia Power's proportionate share of the estimated incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is currently estimated to be between $70 million and $115 million. However, the ultimate impact of the COVID-19 pandemic on the construction schedule and budget for Plant Vogtle Units 3 and 4 cannot be determined at this time.
See FUTURE EARNINGS POTENTIAL – "Construction Programs – Nuclear Construction" herein for additional information.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Southern Power
During the six months ended June 30, 2020, Southern Power completed construction of and placed in service the 200-MW Reading wind facility, continued construction of the 136-MW Skookumchuck wind facility, and commenced construction of the Garland and Tranquillity battery energy storage facilities. See FUTURE EARNINGS POTENTIAL – "Construction Programs – Southern Power" herein for additional information.
On January 17, 2020, Southern Power completed the sale of its equity interests in Plant Mankato (including the 385-MW expansion unit completed in May 2019) to a subsidiary of Xcel for a purchase price of approximately $663 million, including final working capital adjustments.
In March 2020, Southern Power entered into an agreement to acquire a controlling membership interest in an approximately 300-MW wind facility located in South Dakota. The acquisition is subject to FERC approval and certain other customary conditions to closing, including commercial operation of the facility, which is expected to occur in late 2020 or early 2021. The facility's output is contracted under two long-term PPAs. The ultimate outcome of this matter cannot be determined at this time.
On May 1, 2020, Southern Power purchased a controlling interest in the 56-MW Beech Ridge II wind facility located in Greenbrier County, West Virginia from Invenergy Renewables LLC. The facility's output is contracted under a 12-year PPA. See Note (K) to the Condensed Financial Statements herein for additional information.
At June 30, 2020, Southern Power's average investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective generation facilities' net book value (or expected in-service value for facilities under construction) as the investment amount was 94% through 2024 and 92% through 2029, with an average remaining contract duration of approximately 14 years.
Southern Company Gas
On March 24, 2020, Southern Company Gas completed the sale of its interests in Pivotal LNG and Atlantic Coast Pipeline with aggregate proceeds of $178 million, including working capital adjustments. See Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
On June 1, 2020, Virginia Natural Gas filed a general rate case with the Virginia Commission seeking an increase in rates of approximately $49.6 million based on a ROE of 10.35% and an equity ratio of 54%. The Virginia Commission is expected to rule on the requested increase in the second quarter 2021.
On July 1, 2020, Atlanta Gas Light filed its 2020 GRAM filing with the Georgia PSC requesting an increase in annual base rates of $37.6 million. Resolution of the 2020 GRAM filing is expected by December 31, 2020, with rates effective January 1, 2021.
See FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Southern Company Gas" herein for additional information regarding Southern Company Gas' regulatory filings. The ultimate outcome of these matters cannot be determined at this time.
RESULTS OF OPERATIONS
Southern Company
Net Income

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(287)	(31.9)	$(1,502)	(50.4)
Consolidated net income attributable to Southern Company was $612 million ($0.58 per share) for the second quarter 2020 compared to $899 million ($0.86 per share) for the corresponding period in 2019. The decrease was

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

primarily due to decreases in retail revenues associated with milder weather and lower customer usage in the second quarter 2020 compared to the corresponding period in 2019, a $111 million after-tax charge in the second quarter 2020 related to Georgia Power's construction of Plant Vogtle Units 3 and 4, an $88 million after-tax gain on the sale of Plant Nacogdoches in the second quarter 2019, higher depreciation and amortization, and a $74 million after-tax leveraged lease impairment in the second quarter 2020. These decreases to net income were partially offset by increases in retail revenues associated with rates and pricing and lower other operations and maintenance expenses. See Note 15 to the financial statements under "Southern Power" in Item 8 of the Form 10-K for additional information regarding the disposition of Plant Nacogdoches, Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information on the construction of Plant Vogtle Units 3 and 4, and Note (C) to the Condensed Financial Statements under "Other Matters – Southern Company" herein for additional information on the leveraged lease impairment.
Consolidated net income attributable to Southern Company was $1.5 billion ($1.40 per share) for year-to-date 2020 compared to $3.0 billion ($2.86 per share) for the corresponding period in 2019. The decrease was primarily due to the $2.5 billion ($1.3 billion after tax) gain on the sale of Gulf Power recorded in 2019. See Note 15 to the financial statements under "Southern Company" in Item 8 of the Form 10-K for additional information regarding the sale of Gulf Power.
Retail Electric Revenues

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(358)	(10.1)	$(363)	(5.5)
In the second quarter 2020, retail electric revenues were $3.2 billion compared to $3.5 billion for the corresponding period in 2019. For year-to-date 2020, retail electric revenues were $6.3 billion compared to $6.6 billion for the corresponding period in 2019.
Details of the changes in retail electric revenues were as follows:

	Second Quarter 2020		Year-to-Date 2020
	(in millions)	(% change)	(in millions)	(% change)
Retail electric – prior year	$3,540		$6,623
Estimated change resulting from –
Rates and pricing	124	3.5%	267	4.0%
Sales decline	(107)	(3.0)	(99)	(1.5)
Weather	(132)	(3.7)	(159)	(2.4)
Fuel and other cost recovery	(243)	(6.9)	(372)	(5.6)
Retail electric – current year	$3,182	(10.1)%	$6,260	(5.5)%
Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2020 when compared to the corresponding periods in 2019 primarily due to an increase in revenue at Georgia Power and Alabama Power related to the recovery of environmental compliance costs and Rate CNP Compliance costs, respectively, as well as the impacts of Georgia Power accruals for customer refunds in the first quarter and year-to-date 2019 related to Tax Reform and the rate pricing effects of decreased customer usage at Georgia Power. Partially offsetting these increases were lower contributions from commercial and industrial customers with variable demand-driven pricing at Georgia Power. Additionally, the year-to-date increase was due to Alabama Power customer bill credits in the first quarter 2019 related to Tax Reform. See Note 2 to the financial statements under "Alabama Power" and "Georgia Power" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Revenues attributable to changes in sales decreased in the second quarter and year-to-date 2020 when compared to the corresponding periods in 2019 largely due to social distancing and shelter-in-place guidelines related to the COVID-19 pandemic. Weather-adjusted residential KWH sales increased 4.7% and 3.8% in the second quarter and year-to-date 2020, respectively, when compared to the corresponding periods in 2019 primarily due to customer growth and an increase in average customer usage, primarily due to the temporary suspension of customer disconnections for nonpayment and shelter-in-place orders. Weather-adjusted commercial KWH sales decreased 11.5% and 6.3% in the second quarter and year-to-date 2020, respectively, when compared to the corresponding periods in 2019 primarily due to lower customer usage resulting from shelter-in-place orders and restrictions on business operations in response to the COVID-19 pandemic. Industrial KWH sales decreased 14.0% and 8.0% in the second quarter and year-to-date 2020, respectively, when compared to the corresponding periods in 2019 as a result of disruptions in supply chain and business operations related to the COVID-19 pandemic and the overall decrease in business activity due to the resulting recession.
Fuel and other cost recovery revenues decreased $243 million and $372 million in the second quarter and year-to-date 2020, respectively, compared to the corresponding periods in 2019 primarily due to decreases in generation and the average cost of fuel and purchased power. Electric rates for the traditional electric operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of PPA costs, and do not affect net income. The traditional electric operating companies each have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPA capacity costs.
Wholesale Electric Revenues

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(70)	(12.9)	$(152)	(14.6)
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
In the second quarter 2020, wholesale electric revenues were $472 million compared to $542 million for the corresponding period in 2019. For year-to-date 2020, wholesale electric revenues were $889 million compared to $1.0 billion for the corresponding period in 2019. These decreases reflect decreases of $46 million and $103 million in energy revenues for the second quarter and year-to-date 2020, respectively, and $24 million and $49 million in capacity revenues for the second quarter and year-to-date 2020, respectively. The decreases in energy revenues include $24 million and $67 million for the second quarter and year-to-date 2020, respectively, from Southern Power, with the remainder from the traditional electric operating companies. These decreases primarily result from lower natural gas prices and a net decrease in the volume of KWHs sold, primarily as a result of milder weather in

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

the Southeast U.S. when compared to the corresponding periods in 2019. The decrease in capacity revenues was primarily related to Southern Power's sales of Plant Nacogdoches in the second quarter 2019 and Plant Mankato in the first quarter 2020. See Note (K) to the Condensed Financial Statements under "Southern Power" herein and Note 15 to the financial statements under "Southern Power – Sales of Natural Gas and Biomass Plants" in Item 8 of the Form 10-K for additional information.
Natural Gas Revenues

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(53)	(7.7)	$(278)	(12.9)
In the second quarter 2020, natural gas revenues were $636 million compared to $689 million for the corresponding period in 2019. For year-to-date 2020, natural gas revenues were $1.9 billion compared to $2.2 billion for the corresponding period in 2019.
Details of the changes in natural gas revenues were as follows:

	Second Quarter 2020		Year-to-Date 2020
	(in millions)	(% change)	(in millions)	(% change)
Natural gas revenues – prior year	$689		$2,163
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	43	6.2%	119	5.5%
Gas costs and other cost recovery	(38)	(5.5)	(287)	(13.3)
Weather	3	0.4	(8)	(0.4)
Wholesale gas services	(67)	(9.7)	(102)	(4.7)
Other	6	0.9	—	—
Natural gas revenues – current year	$636	(7.7)%	$1,885	(12.9)%
Revenues attributable to infrastructure replacement programs and base rate changes at the natural gas distribution utilities increased in the second quarter and year-to-date 2020 compared to the corresponding periods in 2019 primarily due to base rate increases at Nicor Gas and Atlanta Gas Light and continued investments recovered through infrastructure replacement programs. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues attributable to gas costs and other cost recovery decreased in the second quarter and year-to-date 2020 compared to the corresponding periods in 2019 primarily due to lower natural gas prices and decreased volumes of natural gas sold. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities.
Revenues attributable to Southern Company Gas' wholesale gas services business decreased in the second quarter and year-to-date 2020 compared to the corresponding periods in 2019 primarily due to decreased commercial activity as a result of warmer weather and a decrease in derivative gains.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Other Revenues

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(4)	(2.4)	$(68)	(19.3)
In the second quarter 2020, other revenues were $162 million compared to $166 million for the corresponding period in 2019. For year-to-date 2020, other revenues were $284 million compared to $352 million for the corresponding period in 2019. These decreases primarily relate to changes in PowerSecure's business, including the sale of its utility infrastructure services business in June 2019 and the wind-down of a segment of its distributed infrastructure business in the first quarter 2020, partially offset by unregulated sales at Georgia Power largely associated with power delivery construction and maintenance contracts. See Note 15 to the financial statements under "Southern Company" in Item 8 of the Form 10-K for additional information.
Fuel and Purchased Power Expenses

	Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(293)	(32.1)	$(507)	(28.7)
Purchased power	(1)	(0.5)	10	2.7
Total fuel and purchased power expenses	$(294)		$(497)
In the second quarter 2020, total fuel and purchased power expenses were $0.8 billion compared to $1.1 billion for the corresponding period in 2019. The decrease was primarily the result of a $118 million decrease in the average cost of fuel and purchased power and a $176 million net decrease in the volume of KWHs generated and purchased.
For year-to-date 2020, total fuel and purchased power expenses were $1.6 billion compared to $2.1 billion for the corresponding period in 2019. The decrease was primarily the result of a $285 million decrease in the average cost of fuel and purchased power and a $212 million net decrease in the volume of KWHs generated and purchased.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Details of the Southern Company system's generation and purchased power were as follows:

	Second Quarter 2020	Second Quarter 2019	Year-to-Date 2020	Year-to-Date 2019
Total generation (in billions of KWHs)	41	46	82	90
Total purchased power (in billions of KWHs)	4	4	9	8
Sources of generation (percent) —
Gas	55	52	54	50
Nuclear	19	22	19	22
Coal	12	16	13	16
Hydro	5	3	6	5
Other	9	7	8	7
Cost of fuel, generated (in cents per net KWH)—
Gas	1.89	2.39	1.92	2.47
Nuclear	0.78	0.80	0.78	0.80
Coal	2.96	3.04	2.92	2.98
Average cost of fuel, generated (in cents per net KWH)	1.79	2.26	1.82	2.29
Average cost of purchased power (in cents per net KWH)(*)	4.74	4.81	4.30	4.73

(*)	Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.
Fuel
In the second quarter 2020, fuel expense was $621 million compared to $914 million for the corresponding period in 2019. The decrease was primarily due to a 49.3% decrease in the volume of KWHs generated by coal, a 20.9% decrease in the average cost of natural gas per KWH generated, a 2.6% decrease in the average cost of coal per KWH generated, and a 5.2% decrease in the volume of KWHs generated by natural gas.
For year-to-date 2020, fuel expense was $1.3 billion compared to $1.8 billion for the corresponding period in 2019. The decrease was primarily due to a 44.1% decrease in the volume of KWHs generated by coal, a 22.3% decrease in the average cost of natural gas per KWH generated, a 2.0% decrease in the average cost of coal per KWH generated, and a 0.5% decrease in the volume of KWHs generated by natural gas.
Cost of Natural Gas

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(47)	(24.6)	$(294)	(33.5)
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. Cost of natural gas at the natural gas distribution utilities represented 86% of total cost of natural gas for both the second quarter and year-to-date 2020.
In the second quarter 2020, cost of natural gas was $144 million compared to $191 million for the corresponding period in 2019. The decrease reflects a 34.9% decrease in natural gas prices in the second quarter 2020 compared to the corresponding period in 2019.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

For year-to-date 2020, cost of natural gas was $583 million compared to $877 million for the corresponding period in 2019. The decrease reflects a 36.6% decrease in natural gas prices compared to 2019 and decreased volumes primarily as a result of warmer weather, as determined by Heating Degree Days, for year-to-date 2020 compared to the corresponding period in 2019.
Cost of Other Sales

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(10)	(11.9)	$(74)	(36.5)
In the second quarter 2020, cost of other sales was $74 million compared to $84 million for the corresponding period in 2019. For year-to-date 2020, cost of other sales was $129 million compared to $203 million for the corresponding period in 2019. These decreases primarily relate to changes in PowerSecure's business, including the sale of its utility infrastructure services business in June 2019 and the wind-down of a segment of its distributed infrastructure business in the first quarter 2020, partially offset by an increase in expenses related to unregulated sales at Georgia Power largely associated with power delivery construction and maintenance contracts. See Note 15 to the financial statements under "Southern Company" in Item 8 of the Form 10-K for additional information.
Other Operations and Maintenance Expenses

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(117)	(8.9)	$(136)	(5.2)
In the second quarter 2020, other operations and maintenance expenses were $1.2 billion compared to $1.3 billion for the corresponding period in 2019. The decrease reflects the impacts of cost containment activities implemented in 2020 to help offset the effects of the recessionary economy resulting from the COVID-19 pandemic, as well as a $32 million goodwill impairment charge in the second quarter 2019 associated with the sale of PowerSecure's utility infrastructure services business unit. The decrease primarily results from decreases of $82 million in scheduled generation outage and maintenance expenses and $17 million in compliance and environmental expenses at the traditional electric operating companies. The decrease also reflects decreases of $14 million in transmission and distribution maintenance expenses, primarily at Alabama Power and Georgia Power, including $11 million of reliability NDR credits at Alabama Power, partially offset by a $46 million increase in storm damage recovery at Georgia Power as authorized in its 2019 ARP.
For year-to-date 2020, other operations and maintenance expenses were $2.5 billion compared to $2.6 billion for the corresponding period in 2019. The decrease reflects the impacts of cost containment activities implemented in 2020 to help offset the effects of the recessionary economy resulting from the COVID-19 pandemic, as well as a $32 million goodwill impairment charge in the second quarter 2019 associated with the sale of PowerSecure's utility infrastructure services business unit. The decrease primarily results from decreases of $111 million in scheduled generation outage and maintenance expenses and $42 million in transmission and distribution expenses at the traditional electric operating companies, including $22 million of reliability NDR credits at Alabama Power, partially offset by a $92 million increase in storm damage recovery at Georgia Power as authorized in its 2019 ARP.
See Note 2 to the financial statements under "Alabama Power – Rate NDR" and " – Rate CNP Compliance" and "Georgia Power – Storm Damage Recovery" and Note 15 to the financial statements under "Southern Company" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Depreciation and Amortization

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$118	15.6	$224	14.9
In the second quarter 2020, depreciation and amortization was $873 million compared to $755 million for the corresponding period in 2019. For year-to-date 2020, depreciation and amortization was $1.7 billion compared to $1.5 billion for the corresponding period in 2019. These increases primarily reflect increased amortization of regulatory assets of $63 million and $127 million for the second quarter and year-to-date 2020, respectively, and higher depreciation of $44 million and $89 million for the second quarter and year-to-date 2020, respectively, as authorized in Georgia Power's 2019 ARP. See Note 2 to the financial statements under "Georgia Power – Rate Plans" and " – Integrated Resource Plan" in Item 8 of the Form 10-K for additional information.
Estimated Loss on Plant Vogtle Units 3 and 4

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$149	N/M	$149	N/M
N/M - Not meaningful
In the second quarter 2020, an estimated probable loss of $149 million was recorded at Georgia Power to reflect its revised total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for additional information.
(Gain) Loss on Dispositions, Net

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(8)	N/M	$(2,467)	N/M
N/M - Not meaningful
For year-to-date 2020, gain on dispositions, net was $39 million compared to $2.5 billion for the corresponding period in 2019. The decrease was primarily due to the $2.5 billion ($1.3 billion after tax) preliminary gain on the sale of Gulf Power recorded in the first quarter 2019. See Note 15 to the financial statements under "Southern Company" in Item 8 of the Form 10-K for additional information.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$15	3.5	$41	4.8
In the second quarter 2020, interest expense, net of amounts capitalized was $444 million compared to $429 million for the corresponding period in 2019. For year-to-date 2020, interest expense, net of amounts capitalized was $900 million compared to $859 million for the corresponding period in 2019. These increases were primarily due to an increase in average outstanding long-term borrowings primarily at the parent company. Additionally, the year-to-date 2020 increase was due to an increase in average outstanding long-term borrowings primarily at Georgia Power. See FINANCIAL CONDITION AND LIQUIDITY – "Financing Activities" herein and Note 8 to the financial statements in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Impairment of Leveraged Lease

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$154	N/M	$154	N/M
N/M - Not meaningful
In the second quarter 2020, an impairment charge of $154 million was recorded related to a leveraged lease investment at Southern Holdings. See Note (C) to the Condensed Financial Statements under "Other Matters – Southern Company" herein for additional information.
Other Income (Expense), Net

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$2	2.0	$28	15.9
In the second quarter 2020, other income (expense), net was $101 million compared to $99 million for the corresponding period in 2019. For year-to-date 2020, other income (expense), net was $204 million compared to $176 million for the corresponding period in 2019. These increases were primarily related to an increase in non-service cost-related retirement benefits income, partially offset by a gain at Southern Power from a litigation settlement in the second quarter 2019. See Note 3 to the financial statements under "General Litigation Matters – Southern Power" in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein for additional information.
Income Taxes

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(140)	(96.6)	$(1,355)	(90.0)
In the second quarter 2020, income taxes were $5 million compared to $145 million for the corresponding period in 2019. For year-to-date 2020, income taxes were $150 million compared to $1.5 billion for the corresponding period in 2019. The second quarter 2020 decrease was primarily due to the tax impacts of charges associated with a leveraged lease impairment and the construction of Plant Vogtle Units 3 and 4, as well as the flowback of excess deferred income taxes in 2020 as authorized in Georgia Power's 2019 ARP, partially offset by ITCs recognized upon Southern Power's sale of Plant Nacogdoches in the second quarter 2019. The year-to-date 2020 decrease also reflects the tax impacts of the sale of Gulf Power in 2019. See Notes 2 and 15 to the financial statements under "Georgia Power – Rate Plans – Tax Reform Settlement Agreement" and "Southern Company," respectively, in Item 8 of the Form 10-K and Notes (B), (C), and (G) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction," "Other Matters – Southern Company," and "Effective Tax Rate," respectively, herein for additional information.
Net Income (Loss) Attributable to Noncontrolling Interests

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(24)	N/M	$(26)	N/M
N/M - Not meaningful
In the second quarter 2020, net income attributable to noncontrolling interests was $5 million compared to $29 million for the corresponding period in 2019. For year-to-date 2020, net loss attributable to noncontrolling interests

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

was $26 million compared to an immaterial amount for the corresponding period in 2019. The changes were primarily due to an allocation of approximately $26 million of income to the noncontrolling interest partner related to a litigation settlement at Southern Power in the second quarter 2019. See Note 3 to the financial statements in Item 8 of the Form 10-K under "General Litigation Matters – Southern Power" for additional information.
Alabama Power
Net Income

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$2	0.7	$65	12.7
Alabama Power's net income after dividends on preferred stock for the second quarter 2020 was $298 million compared to $296 million for the corresponding period in 2019. This increase was primarily due to a decrease in operations and maintenance expenses and an increase in Rate CNP Compliance-related revenues associated with increased capital investments. These increases to income were partially offset by decreases in retail revenues associated with milder weather in the second quarter 2020 compared to the same period in 2019 and lower customer usage.
Alabama Power's net income after dividends on preferred stock for year-to-date 2020 was $578 million compared to $513 million for the corresponding period in 2019. This increase was primarily due to a decrease in operations and maintenance expenses and an increase in retail revenues associated with the impact of customer bill credits issued in 2019 related to Tax Reform. These increases to income were partially offset by decreases in retail revenues associated with milder weather in the first and second quarters 2020 compared to the same periods in 2019 and lower customer usage. See Note 2 to the financial statements under "Alabama Power – Rate RSE" in Item 8 of the Form 10-K for additional information.
Retail Revenues

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(155)	(11.2)	$(165)	(6.4)
In the second quarter 2020, retail revenues were $1.22 billion compared to $1.38 billion for the corresponding period in 2019. For year-to-date 2020, retail revenues were $2.43 billion compared to $2.59 billion for the corresponding period in 2019.
Details of the changes in retail revenues were as follows:

	Second Quarter 2020		Year-to-Date 2020
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$1,378		$2,592
Estimated change resulting from –
Rates and pricing	12	0.9%	63	2.4%
Sales decline	(39)	(2.8)	(46)	(1.8)
Weather	(39)	(2.8)	(53)	(2.0)
Fuel and other cost recovery	(89)	(6.5)	(129)	(5.0)
Retail – current year	$1,223	(11.2)%	$2,427	(6.4)%
Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2020 when compared to the corresponding periods in 2019. The second quarter increase was primarily due to an increase in

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Rate CNP Compliance-related revenue. The year-to-date increase was primarily due to customer bill credits issued in the first quarter 2019 related to Tax Reform and Rate CNP Compliance-related revenue.
Revenues attributable to changes in sales decreased in the second quarter and year-to-date 2020 when compared to the corresponding periods in 2019 largely due to social distancing and shelter-in-place guidelines related to the COVID-19 pandemic. Weather-adjusted residential KWH sales increased 4.6% and 3.5% in the second quarter and year-to-date 2020, respectively, when compared to the corresponding periods in 2019 primarily due to customer growth and an increase in average customer usage as a result of shelter-in-place orders and the temporary suspension of customer disconnections. Weather-adjusted commercial KWH sales decreased 12.2% and 7.3% in the second quarter and year-to-date 2020, respectively, when compared to the corresponding periods in 2019 primarily due to lower customer usage resulting from shelter-in-place orders and restrictions on business operations in response to the COVID-19 pandemic. Industrial KWH sales decreased 15.5% and 8.7% in the second quarter and year-to-date 2020, respectively, when compared to the corresponding periods in 2019 as a result of disruptions in supply chain and business operations driven by the COVID-19 pandemic and the overall decrease in business activity due to the resulting recession.
Fuel and other cost recovery revenues decreased in the second quarter and year-to-date 2020 when compared to the corresponding periods in 2019 primarily due to decreases in generation and the average cost of fuel.
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
Wholesale Revenues – Non-Affiliates

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(8)	(12.9)	$(12)	(9.8)
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
In the second quarter 2020, wholesale revenues from sales to non-affiliates were $54 million compared to $62 million for the corresponding period in 2019. For year-to-date 2020, wholesale revenues from sales to non-affiliates were $111 million compared to $123 million for the corresponding period in 2019. These decreases were primarily due to decreases of 16.0% and 9.8% in the price of energy in the second quarter and year-to-date 2020, respectively, primarily due to lower natural gas prices in 2020 compared to the corresponding periods in 2019. Also contributing to the increase for the second quarter 2020 was a 3.2% decrease in KWH sales as a result of lower market demand.
Wholesale Revenues – Affiliates

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$3	75.0	$(37)	(58.7)
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
For year-to-date 2020, wholesale revenues from sales to affiliates were $26 million compared to $63 million for the corresponding period in 2019. The decrease was primarily due to a 46.6% decrease in KWH sales as a result of decreased coal generation largely due to lower natural gas prices and a 25.9% decrease in the price of energy due to lower natural gas prices in 2020 compared to the corresponding period in 2019.
Other Revenues

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$12	17.4	$9	6.3
In the second quarter 2020, other revenues were $81 million compared to $69 million for the corresponding period in 2019. This increase was primarily due to an increase in transmission revenues associated with the timing of customer refunds and an increase in unregulated sales of products and services associated with energy efficiency and equipment upgrade projects.
Fuel and Purchased Power Expenses

	Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(53)	(21.0)	$(138)	(25.0)
Purchased power – non-affiliates	2	4.3	5	6.0
Purchased power – affiliates	(39)	(56.5)	(41)	(45.6)
Total fuel and purchased power expenses	$(90)		$(174)
In the second quarter 2020, fuel and purchased power expenses were $278 million compared to $368 million for the corresponding period in 2019. The decrease was primarily due to a $77 million decrease in the volume of KWHs generated (excluding hydro) and purchased and a $13 million net decrease in the average cost of generation and purchased power.
For year-to-date 2020, fuel and purchased power expenses were $553 million compared to $727 million for the corresponding period in 2019. The decrease was primarily due to a $140 million decrease in the volume of KWHs generated (excluding hydro) and purchased and a $34 million net decrease in the average cost of generation and purchased power.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Details of Alabama Power's generation and purchased power were as follows:

	Second Quarter 2020	Second Quarter 2019	Year-to-Date 2020	Year-to-Date 2019
Total generation (in billions of KWHs)	12	12	26	29
Total purchased power (in billions of KWHs)	2	3	3	4
Sources of generation (percent) —
Coal	33	43	33	43
Nuclear	32	26	30	24
Gas	24	23	22	21
Hydro	11	8	15	12
Cost of fuel, generated (in cents per net KWH) —
Coal	2.82	2.86	2.72	2.82
Nuclear	0.75	0.78	0.75	0.78
Gas	1.95	2.48	2.07	2.53
Average cost of fuel, generated (in cents per net KWH)	1.85	2.18	1.86	2.19
Average cost of purchased power (in cents per net KWH)(*)	4.29	4.01	4.51	4.45

(*)	Average cost of purchased power includes fuel, energy, and transmission purchased by Alabama Power for tolling agreements where power is generated by the provider.
Fuel
In the second quarter 2020, fuel expense was $199 million compared to $252 million for the corresponding period in 2019. The decrease was primarily due to a 25.6% decrease in the volume of KWHs generated by coal, a 21.4% decrease in the average cost of natural gas per KWH generated, which excludes fuel associated with tolling agreements, and increases of 23.5% and 18.9% in the volume of KWHs generated by hydro and nuclear, respectively.
For year-to-date 2020, fuel expense was $415 million compared to $553 million for the corresponding period in 2019. The decrease was primarily due to a 29.6% decrease in the volume of KWHs generated by coal, an 18.2% decrease in the average cost of natural gas per KWH generated, which excludes fuel associated with tolling agreements, and increases of 11.9% and 11.0% in the volume of KWHs generated by nuclear and hydro, respectively.
Purchased Power – Affiliates
In the second quarter 2020, purchased power expense from affiliates was $30 million compared to $69 million for the corresponding period in 2019. For year-to-date 2020, purchased power expense from affiliates was $49 million compared to $90 million for the corresponding period in 2019. The second quarter and year-to-date 2020 decreases were primarily due to reductions of 50.8% and 43.7%, respectively, in the amount of energy purchased due to milder weather during 2020 as compared to 2019 and decreases of 10.7% and 4.3%, respectively, in the average cost of purchased power per KWH as a result of lower natural gas prices in 2020 compared to the corresponding periods in 2019.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Other Operations and Maintenance Expenses

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(60)	(14.9)	$(122)	(15.0)
In the second quarter 2020, other operations and maintenance expenses were $342 million compared to $402 million for the corresponding period in 2019. For year-to-date 2020, other operations and maintenance expenses were $690 million compared to $812 million for the corresponding period in 2019. These decreases reflect the impacts of cost containment activities implemented to help offset the effects of the recessionary economy resulting from the COVID-19 pandemic. The decreases primarily result from $43 million and $78 million decreases in generation expenses associated with scheduled outages and CNP Compliance-related expenses for the second quarter and year-to-date 2020, respectively, as well as $10 million and $29 million decreases in transmission and distribution maintenance expenses primarily related to reliability NDR credits for the second quarter and year-to-date 2020, respectively. Also contributing to the year-to-date 2020 decrease was a $12 million increase in nuclear property insurance refunds.
See Note 2 to the financial statements under "Alabama Power – Rate NDR" and " – Rate CNP Compliance" in Item 8 of the Form 10-K for additional information.
Other Income (Expense), Net

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$15	136.4	$23	92.0
In the second quarter 2020, other income (expense), net was $26 million compared to $11 million for the corresponding period in 2019. For year-to-date 2020, other income (expense), net was $48 million compared to $25 million for the corresponding period in 2019. These increases were primarily due to an increase in non-service cost-related retirement benefits income. See Note (H) to the Condensed Financial Statements herein for additional information.
Income Taxes

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$4	4.5	$26	17.2
For year-to-date 2020, income taxes were $177 million compared to $151 million for the corresponding period in 2019. This increase was primarily due to higher pre-tax earnings.
Georgia Power
Net Income

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(140)	(31.3)	$(121)	(15.9)
Georgia Power's net income for the second quarter 2020 was $308 million compared to $448 million for the corresponding period in 2019. For year-to-date 2020, net income was $638 million compared to $759 million for the corresponding period in 2019. These decreases were primarily due to a $111 million after-tax charge in the second quarter 2020 related to the construction of Plant Vogtle Units 3 and 4 and impacts of the 2019 ARP effective January

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

1, 2020, including higher depreciation and amortization, largely offset by increased retail rates and lower income tax expense. Also contributing to the decreases were lower retail revenues associated with milder weather as compared to the corresponding periods in 2019 and decreased customer usage resulting from the COVID-19 pandemic, partially offset by related cost containment activities. See Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for additional information on the construction of Plant Vogtle Units 3 and 4 and Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information on the 2019 ARP.
Retail Revenues

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(186)	(9.6)	$(179)	(5.0)
In the second quarter 2020, retail revenues were $1.76 billion compared to $1.95 billion for the corresponding period in 2019. For year-to-date 2020, retail revenues were $3.44 billion compared to $3.61 billion for the corresponding period in 2019.
Details of the changes in retail revenues were as follows:

	Second Quarter 2020		Year-to-Date 2020
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$1,946		$3,614
Estimated change resulting from –
Rates and pricing	116	5.9%	209	5.8%
Sales decline	(63)	(3.2)	(47)	(1.3)
Weather	(88)	(4.5)	(107)	(3.0)
Fuel cost recovery	(151)	(7.8)	(234)	(6.5)
Retail – current year	$1,760	(9.6)%	$3,435	(5.0)%
Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2020, when compared to the corresponding periods in 2019. These increases were primarily due to an increase in revenue recognized under the ECCR tariff effective January 1, 2020 as authorized in the 2019 ARP, the impacts of accruals in 2019 for customer refunds related to Tax Reform, and the rate pricing effects of decreased customer usage in 2020. Partially offsetting these increases were lower contributions from commercial and industrial customers with variable demand-driven pricing. See Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales decreased in the second quarter and year-to-date 2020 when compared to the corresponding periods in 2019 largely due to social distancing and shelter-in-place guidelines related to the COVID-19 pandemic. Weather-adjusted residential KWH sales increased 4.7% and 4.1% in the second quarter and year-to-date 2020, respectively, when compared to corresponding periods in 2019 due to customer growth and an increase in average customer usage, primarily due to the temporary suspension of customer disconnections for nonpayment and shelter-in-place orders. Weather-adjusted commercial KWH sales decreased 11.3% and 5.8% in the second quarter and year-to-date 2020, respectively, when compared to the corresponding periods in 2019 primarily due to lower customer usage resulting from shelter-in-place orders and restrictions on business operations in response to the COVID-19 pandemic. Weather-adjusted industrial KWH sales decreased 13.4% and 8.4% in the second quarter and year-to-date 2020, respectively, when compared to the corresponding periods in 2019 as a result of disruptions in supply chain and business operations related to the COVID-19 pandemic and the overall decrease in business activity due to the resulting recession.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues decreased in the second quarter and year-to-date 2020 when compared to the corresponding periods in 2019 due to lower fuel and purchased power costs. Electric rates include provisions to periodically adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Georgia Power – Fuel Cost Recovery" in Item 7 of the Form 10-K for additional information.
Wholesale Revenues

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(11)	(30.6)	$(16)	(23.9)
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
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal costs.
In the second quarter 2020, wholesale revenues were $25 million compared to $36 million for the corresponding period in 2019. For year-to-date 2020, wholesale revenues were $51 million compared to $67 million for the corresponding period in 2019. These decreases were primarily due to lower market demand largely resulting from the expiration of a non-affiliate PPA and lower energy prices.
Other Revenues

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$8	5.9	$(2)	(0.7)
In the second quarter 2020, other revenues were $143 million compared to $135 million for the corresponding period in 2019. The increase was primarily due to an increase of $14 million in unregulated sales associated with power delivery construction and maintenance contracts, partially offset by a decrease of $7 million in pole attachment revenues.
For year-to-date 2020, other revenues were $268 million compared to $270 million for the corresponding period in 2019. The decrease was primarily due to a $13 million decrease in pole attachment revenues and an $8 million decrease in retail customer fees largely resulting from the temporary suspension of customer disconnections and late fees related to the COVID-19 pandemic, substantially offset by an increase of $20 million in unregulated sales associated with power delivery construction and maintenance contracts and outdoor lighting.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Fuel and Purchased Power Expenses

	Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(164)	(42.1)	$(231)	(33.5)
Purchased power – non-affiliates	9	7.3	20	8.3
Purchased power – affiliates	(12)	(9.0)	(59)	(19.0)
Total fuel and purchased power expenses	$(167)		$(270)
In the second quarter 2020, total fuel and purchased power expenses were $481 million compared to $648 million for the corresponding period in 2019. For year-to-date 2020, total fuel and purchased power expenses were $971 million compared to $1.24 billion for the corresponding period in 2019. These decreases were due to decreases of $101 million and $193 million related to the average cost of fuel and purchased power and net decreases of $66 million and $77 million related to the volume of KWHs generated and purchased in second quarter and year-to-date 2020, respectively.
Fuel and purchased power energy transactions do not have a significant impact on earnings since these fuel expenses are generally offset by fuel revenues through Georgia Power's fuel cost recovery mechanism. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Georgia Power – Fuel Cost Recovery" in Item 7 of the Form 10-K for additional information.
Details of Georgia Power's generation and purchased power were as follows:

	Second Quarter 2020	Second Quarter 2019	Year-to-Date 2020	Year-to-Date 2019
Total generation (in billions of KWHs)	13	16	25	29
Total purchased power (in billions of KWHs)	8	6	16	15
Sources of generation (percent) —
Gas	56	45	57	47
Nuclear	32	26	30	26
Coal	7	26	7	23
Hydro and other	5	3	6	4
Cost of fuel, generated (in cents per net KWH) —
Gas	2.11	2.48	2.11	2.53
Nuclear	0.81	0.81	0.80	0.81
Coal	3.37	3.18	3.60	3.20
Average cost of fuel, generated (in cents per net KWH)	1.76	2.23	1.82	2.22
Average cost of purchased power (in cents per net KWH)(*)	3.58	4.59	3.36	4.23

(*)	Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Fuel
In the second quarter 2020, fuel expense was $226 million compared to $390 million for the corresponding period in 2019. For year-to-date 2020, fuel expense was $458 million compared to $689 million for the corresponding period in 2019. The decreases for the second quarter and year-to-date 2020 were primarily due to decreases of 21.1% and 18.0%, respectively, in the average cost of fuel primarily related to lower cost of natural gas and decreases of 9.2% and 6.9%, respectively, in the volume of KWHs generated largely due to lower customer demand.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Purchased Power – Non-Affiliates
In the second quarter 2020, purchased power expense from non-affiliates was $133 million compared to $124 million for the corresponding period in 2019. For year-to-date 2020, purchased power expense from non-affiliates was $262 million compared to $242 million for the corresponding period in 2019. The increases for the second quarter and year-to-date 2020 were primarily due to increases of 11.0% and 24.6%, respectively, in the volume of KWHs purchased primarily due to the availability of lower cost market resources, largely offset by decreases of 6.0% and 12.4%, respectively, in the average cost per KWH purchased primarily due to lower energy prices.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the second quarter 2020, purchased power expense from affiliates was $122 million compared to $134 million for the corresponding period in 2019. For year-to-date 2020, purchased power expense from affiliates was $251 million compared to $310 million for the corresponding period in 2019. The decreases for the second quarter and year-to-date 2020 were primarily due to decreases of 32.8% and 29.0%, respectively, in the average cost per KWH purchased primarily resulting from lower energy prices and the expiration of a PPA. Partially offsetting the decrease in the second quarter 2020 was a 10.4% increase in the volume of KWHs purchased as Georgia Power units generally dispatched at a higher cost than other Southern Company system resources.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$15	1.6
In the second quarter 2020 and 2019, other operations and maintenance expenses were $463 million. Increases of $46 million in storm damage recovery as authorized in the 2019 ARP and $10 million in expenses from unregulated sales associated with power delivery construction and maintenance contracts were substantially offset by decreases of $22 million associated with generation maintenance and scheduled outages, $8 million associated with generation environmental projects, $7 million in customer accounts and sales costs, and $7 million in transmission-related expenses. These decreases reflect the impacts of cost containment activities implemented to help offset the effects of the recessionary economy resulting from the COVID-19 pandemic. Also contributing to the offset was a decrease of $8 million related to an adjustment in 2019 for FERC fees following the conclusion of a multi-year audit of headwater benefits associated with hydro facilities.
For year-to-date 2020, other operations and maintenance expenses were $928 million compared to $913 million for the corresponding period in 2019. The increase was primarily due to increases of $92 million in storm damage recovery as authorized in the 2019 ARP and $9 million in expenses from unregulated sales associated with power delivery construction and maintenance contracts, partially offset by decreases of $26 million associated with generation maintenance and scheduled outages, $18 million in distribution- and transmission-related expenses, and $9 million associated with generation environmental projects. These decreases reflect the impacts of cost containment activities implemented to help offset the effects of the recessionary economy resulting from the COVID-19 pandemic. Other expense reductions include a decrease of $15 million related to an adjustment in 2019 for FERC fees following the conclusion of a multi-year audit of headwater benefits associated with hydro facilities and an $11 million increase in nuclear property insurance refunds.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

See Note 2 to the financial statements under "Georgia Power – Storm Damage Recovery" in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$110	45.1	$224	46.4
In the second quarter 2020, depreciation and amortization was $354 million compared to $244 million for the corresponding period in 2019. For year-to-date 2020, depreciation and amortization was $707 million compared to $483 million for the corresponding period in 2019. These increases primarily reflect increased amortization of regulatory assets of $63 million and $127 million for the second quarter and year-to-date 2020, respectively, and higher depreciation of $44 million and $89 million for the second quarter and year-to-date 2020, respectively, as authorized in the 2019 ARP. See Note 2 to the financial statements under "Georgia Power – Rate Plans" and " – Integrated Resource Plan" in Item 8 of the Form 10-K for additional information.
Estimated Loss on Plant Vogtle Units 3 and 4

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$149	N/M	$149	N/M
N/M - Not meaningful
In the second quarter 2020, an estimated probable loss of $149 million was recorded to reflect Georgia Power's revised total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for additional information.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$15	7.5
In the second quarter 2020 and 2019, interest expense, net of amounts capitalized was $105 million. For year-to-date 2020, interest expense, net of amounts capitalized was $216 million compared to $201 million for the corresponding period in 2019. The increase for year-to-date 2020 was primarily due to a $25 million increase in interest expense associated with an increase in average outstanding long-term borrowings, partially offset by an $11 million increase in amounts capitalized in connection with the construction of Plant Vogtle Units 3 and 4. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings and Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
Other Income (Expense), Net

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$16	45.7	$26	33.8
In the second quarter 2020, other income (expense), net was $51 million compared to $35 million for the corresponding period in 2019. For year-to-date 2020, other income (expense), net was $103 million compared to $77 million for the corresponding period in 2019. The second quarter and year-to-date 2020 increases were

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

primarily due to increases of $11 million and $21 million, respectively, in non-service cost-related retirement benefits income and increases in AFUDC equity of $5 million and $9 million, respectively, primarily associated with the construction of Plant Vogtle Units 3 and 4. See Note (H) to the Condensed Financial Statements herein for additional information on retirement benefits and Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
Income Taxes

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(118)	(91.5)	$(184)	(87.2)
In the second quarter 2020, income taxes were $11 million compared to $129 million for the corresponding period in 2019. For year-to-date 2020, income taxes were $27 million compared to $211 million for the corresponding period in 2019. These decreases were primarily due to the flowback of excess deferred income taxes in 2020 as authorized in the 2019 ARP and lower pre-tax earnings primarily due to the second quarter 2020 charge associated with the construction of Plant Vogtle Units 3 and 4. See Note (B) under "Nuclear Construction" and Note (G) to the Condensed Financial Statements herein and Note 2 to the financial statements under "Georgia Power – Rate Plans – Tax Reform Settlement Agreement" in Item 8 of the Form 10-K for additional information.
Mississippi Power
Net Income

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$2	5.4	$(3)	(4.1)
Mississippi Power's net income for the second quarter 2020 was $39 million compared to $37 million for the corresponding period in 2019. The increase was primarily due to a decrease in amortization associated with ECO Plan regulatory assets and a decrease in scheduled generation outage costs, partially offset by a decrease in base rates that became effective for the first billing cycle of April 2020 and a decrease in revenues due to the COVID-19 pandemic.
For year-to-date 2020, net income was $71 million compared to $74 million for the corresponding period in 2019. The decrease was primarily due to a decrease in base rates that became effective for the first billing cycle of April 2020, a decrease in revenues due to the COVID-19 pandemic, and an increase in scheduled generation outage costs, partially offset by a decrease in amortization associated with ECO Plan regulatory assets.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Mississippi Power – 2019 Base Rate Case" herein and Note 2 to the financial statements under "Mississippi Power – Environmental Compliance Overview Plan" in Item 8 of the Form 10-K for additional information.
Retail Revenues

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(16)	(7.4)	$(20)	(4.8)
In the second quarter 2020, retail revenues were $199 million compared to $215 million for the corresponding period in 2019. For year-to-date 2020, retail revenues were $398 million compared to $418 million for the corresponding period in 2019.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Details of the changes in retail revenues were as follows:

	Second Quarter 2020		Year-to-Date 2020
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$215		$418
Estimated change resulting from –
Rates and pricing	(4)	(1.9)%	(5)	(1.2)%
Sales decline	(5)	(2.3)	(7)	(1.7)
Weather	(4)	(1.9)	1	0.2
Fuel and other cost recovery	(3)	(1.3)	(9)	(2.1)
Retail – current year	$199	(7.4)%	$398	(4.8)%
Revenues associated with changes in rates and pricing decreased in the second quarter and year-to-date 2020 when compared to the corresponding periods in 2019 primarily due to decreases in PEP and ECO Plan rates that became effective for the first billing cycle of April 2020, partially offset by revenue associated with a tolling arrangement. See FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Mississippi Power – 2019 Base Rate Case" herein for additional information.
Revenues attributable to changes in sales decreased in the second quarter and year-to-date 2020 when compared to the corresponding periods in 2019 largely due to lower overall customer usage resulting from shelter-in-place orders and restrictions on business operations in response to the COVID-19 pandemic.
Weather-adjusted residential KWH sales increased 5.4% and 2.3% in the second quarter and year-to-date 2020, respectively, primarily due to customer growth and an increase in average customer usage as a result of shelter-in-place orders and the temporary suspension of customer disconnections. Weather-adjusted commercial KWH sales decreased 11.6% and 7.9% in the second quarter and year-to-date 2020, respectively, primarily due to lower customer usage resulting from shelter-in-place orders and restrictions on business operations, including the temporary closure of casinos, in response to the COVID-19 pandemic. Industrial KWH sales decreased 7.0% and 1.3% in the second quarter and year-to-date 2020, respectively, as a result of disruptions in supply chain and business operations driven by the COVID-19 pandemic and the overall decrease in business activity due to the resulting recession.
Fuel and other cost recovery revenues decreased in the second quarter and year-to-date 2020 when compared to the corresponding periods in 2019 primarily as a result of lower recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(5)	(8.8)	$(11)	(9.6)
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
In the second quarter 2020, wholesale revenues from sales to non-affiliates were $52 million compared to $57 million for the corresponding period in 2019. For year-to-date 2020, wholesale revenues from sales to non-affiliates were $103 million compared to $114 million for the corresponding period in 2019. These decreases were primarily due to decreases in revenue from MRA customers as a result of lower fuel costs and milder weather, as well as fewer opportunity sales.
Wholesale Revenues – Affiliates

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(12)	(32.4)	$(11)	(19.0)
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
In the second quarter 2020, wholesale revenues from sales to affiliates were $25 million compared to $37 million for the corresponding period in 2019. For year-to-date 2020, wholesale revenues from sales to affiliates were $47 million compared to $58 million for the corresponding period in 2019. These decreases were primarily due to decreases of $18 million and $26 million in the second quarter and year-to-date 2020, respectively, associated with lower natural gas prices, partially offset by increases of $6 million and $14 million in the second quarter and year-to-date 2020, respectively, associated with higher KWH sales due to the dispatch of Mississippi Power's lower cost generation resources to serve the Southern Company system's territorial load.
Fuel and Purchased Power Expenses

	Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(22)	(21.0)	$(36)	(18.2)
Purchased power	1	16.7	3	33.3
Total fuel and purchased power expenses	$(21)		$(33)
In the second quarter 2020, total fuel and purchased power expenses were $90 million compared to $111 million for the corresponding period in 2019. The decrease was primarily due to a $20 million decrease related to the cost of fuel primarily due to the lower average cost of natural gas.
For year-to-date 2020, total fuel and purchased power expenses were $174 million compared to $207 million for the corresponding period in 2019. The decrease was primarily due to a $42 million decrease related to the cost of fuel and purchased power primarily due to the lower average cost of natural gas, partially offset by a $9 million increase associated with the volume of KWHs generated and purchased.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clause.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Details of Mississippi Power's generation and purchased power were as follows:

	Second Quarter 2020	Second Quarter 2019	Year-to-Date 2020	Year-to-Date 2019
Total generation (in millions of KWHs)	4,484	4,621	8,651	8,570
Total purchased power (in millions of KWHs)	208	152	396	243
Sources of generation (percent) –
Coal	4	8	4	6
Gas	96	92	96	94
Cost of fuel, generated (in cents per net KWH) –
Coal	3.82	3.92	4.02	4.06
Gas	1.88	2.29	1.92	2.37
Average cost of fuel, generated (in cents per net KWH)	1.97	2.43	2.00	2.48
Average cost of purchased power (in cents per net KWH)	3.27	3.78	2.97	3.76
Fuel
In the second quarter 2020, fuel expense was $83 million compared to $105 million for the corresponding period in 2019. This decrease was due to a 19.0% decrease in the average cost of fuel per KWH generated and a 2.6% decrease in the volume of KWHs generated.
For year-to-date 2020, fuel expense was $162 million compared to $198 million for the corresponding period in 2019. This decrease was due to a 19.5% decrease in the average cost of fuel per KWH generated, partially offset by a 1.8% increase in the volume of KWHs generated.
Purchased Power
In the second quarter 2020, purchased power expense was $7 million compared to $6 million for the corresponding period in 2019. For year-to-date 2020, purchased power expense was $12 million compared to $9 million for the corresponding period in 2019. These increases were primarily the result of 36.3% and 63.2% increases in the volume of KWHs purchased in the second quarter and year-to-date 2020, respectively, largely offset by 13.5% and 20.9% decreases in the average cost per KWH purchased in the second quarter and year-to-date 2020, respectively.
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
Other Operations and Maintenance Expenses

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(5)	(6.9)	$9	6.8
In the second quarter 2020, other operations and maintenance expenses were $67 million compared to $72 million for the corresponding period in 2019. The decrease was primarily due to a decrease of $5 million in scheduled generation outage costs.
For year-to-date 2020, other operations and maintenance expenses were $142 million compared to $133 million for the corresponding period in 2019. The increase was primarily due to increases of $5 million in scheduled generation outage costs, $3 million in vegetation management expenses, and $2 million in certain employee compensation expenses previously deferred in 2019.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Depreciation and Amortization

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(2)	(4.2)	$(7)	(7.4)
In the second quarter 2020, depreciation and amortization was $46 million compared to $48 million for the corresponding period in 2019. For year-to-date 2020, depreciation and amortization was $88 million compared to $95 million for the corresponding period in 2019. These decreases were related to decreases in amortization of $8 million and $14 million in the second quarter and year-to-date 2020, respectively, primarily as a result of the ECO Plan regulatory assets being fully amortized in 2019, partially offset by amortization of a regulatory asset associated with an ARO. These decreases were partially offset by increases in depreciation of $6 million and $7 million in the second quarter and year-to-date 2020, respectively, primarily related to additional plant in service and an increase in depreciation rates in accordance with the Mississippi Power Rate Case Settlement Agreement. See Note (B) to the Condensed Financial Statements under "Mississippi Power – 2019 Base Rate Case" herein and Note 2 to the financial statements under "Mississippi Power – Environmental Compliance Overview Plan" in Item 8 of the Form 10-K for additional information.
Income Taxes

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(3)	(60.0)	$(4)	(33.3)
In the second quarter 2020, income taxes were $2 million compared to $5 million for the corresponding period in 2019. For year-to-date 2020, income taxes were $8 million compared to $12 million for the corresponding period in 2019. These decreases were primarily due to a decrease of $3 million in both the second quarter and year-to-date 2020 associated with the flowback of excess deferred income taxes as a result of the Mississippi Power Rate Case Settlement Agreement. See Note (G) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Southern Power
Net Income Attributable to Southern Power

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(111)	(63.8)	$(92)	(40.0)
Net income attributable to Southern Power for the second quarter 2020 was $63 million compared to $174 million for the corresponding period in 2019. The decrease was primarily due to the gain on the sale of Plant Nacogdoches in the second quarter 2019 of $88 million after tax. In addition, the decrease was due to reduced net income related to the dispositions of Plant Nacogdoches in 2019 and Plant Mankato in the first quarter 2020. The decrease also reflects net gains in the second quarter 2019 totaling $22 million from the Roserock solar facility litigation settlement and sales of wind equipment.
Net income attributable to Southern Power for year-to-date 2020 was $138 million compared to $230 million for the corresponding period in 2019. The decrease was primarily due to the gain on the sale of Plant Nacogdoches in the second quarter 2019 of $88 million after tax, partially offset by the gain on sale of Plant Mankato in the first quarter 2020 of $23 million after tax. In addition, the decrease was due to reduced net income related to the dispositions of Plant Nacogdoches and Plant Mankato. The decrease also reflects net gains in the second quarter 2019 totaling $22 million from the Roserock solar facility litigation settlement and sales of wind equipment.
See Note (K) to the Condensed Financial Statements under "Southern Power" herein and Note 15 to the financial statements under "Southern Power" in Item 8 of the Form 10-K for additional information.
Operating Revenues

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(71)	(13.9)	$(139)	(14.6)
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
See FUTURE EARNINGS POTENTIAL – "Southern Power's Power Sales Agreements" herein for additional information regarding Southern Power's PPAs.
Operating Revenues Details
Details of Southern Power's operating revenues were as follows:

	Second Quarter 2020	Second Quarter 2019	Year-to-Date 2020	Year-to-Date 2019
	(in millions)
PPA capacity revenues	$92	$125	$181	$252
PPA energy revenues	270	291	475	518
Total PPA revenues	362	416	656	770
Non-PPA revenues	73	91	151	177
Other revenues	4	3	7	6
Total operating revenues	$439	$510	$814	$953
In the second quarter 2020, total operating revenues were $439 million, reflecting a $71 million, or 14%, decrease from the corresponding period in 2019. The decrease in operating revenues was primarily due to the following:

•
PPA capacity revenues decreased $33 million, or 26%, primarily due to decreases of $22 million related to the dispositions of Plant Nacogdoches in the second quarter 2019 and Plant Mankato in the first quarter 2020 and $10 million from the contractual expiration of an affiliate natural gas PPA.

•
PPA energy revenues decreased $21 million, or 7%, due to a $46 million decrease in sales from natural gas facilities resulting from a $25 million decrease in the volume of KWHs sold due to reduced demand and a $21 million decrease in the average cost of fuel and purchased power. This decrease was partially offset by a $13 million increase in sales primarily driven by the volume of KWHs generated by solar and wind facilities and a $12 million increase in sales from a fuel cell project acquired in late 2019.

•
Non-PPA revenues decreased $18 million, or 20%, due to a $40 million decrease in the market price of energy, partially offset by a $23 million increase in the volume of KWHs sold through short-term sales.

For year-to-date 2020, total operating revenues were $814 million, reflecting a $139 million, or 15%, decrease from the corresponding period in 2019. The decrease in operating revenues was primarily due to the following:

•
PPA capacity revenues decreased $71 million, or 28%, primarily due to decreases of $45 million related to the dispositions of Plant Nacogdoches in the second quarter 2019 and Plant Mankato in the first quarter 2020 and $24 million from the contractual expiration of an affiliate natural gas PPA.

•
PPA energy revenues decreased $43 million, or 8%, due to an $86 million decrease in sales from natural gas facilities resulting from a $49 million decrease in the price of fuel and purchased power and a $37 million decrease in the volume of KWHs sold due to reduced demand. This decrease was partially offset by increases of $23 million in sales primarily driven by the volume of KWHs generated by solar and wind facilities and $20 million in sales from a fuel cell project acquired in late 2019.

•
Non-PPA revenues decreased $26 million, or 15%, due to a $74 million decrease in the market price of energy, partially offset by a $48 million increase in the volume of KWHs sold through short-term sales.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	Second Quarter 2020	Second Quarter 2019	Year-to-Date 2020	Year-to-Date 2019
	(in billions of KWHs)
Generation	11.3	11.7	22.0	21.9
Purchased power	0.9	1.0	1.5	1.8
Total generation and purchased power	12.2	12.7	23.5	23.7

Total generation and purchased power, excluding solar, wind, and tolling agreements	7.4	7.1	14.5	13.7
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
Details of Southern Power's fuel and purchased power expenses were as follows:

	Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(37)	(26.6)	$(75)	(26.4)
Purchased power	(14)	(43.8)	(23)	(41.8)
Total fuel and purchased power expenses	$(51)		$(98)
In the second quarter 2020, total fuel and purchased power expenses decreased $51 million, or 30%, compared to the corresponding period in 2019. Fuel expense decreased $37 million due to a $46 million decrease in the average cost of fuel per KWH generated, partially offset by a $9 million increase associated with the volume of KWHs generated. Purchased power expense decreased $14 million due to a $9 million decrease associated with the average cost of purchased power and a $5 million decrease associated with the volume of KWHs purchased.
For year-to-date 2020, total fuel and purchased power expenses decreased $98 million, or 29%, compared to the corresponding period in 2019. Fuel expense decreased $75 million due to a $98 million decrease in the average cost of fuel per KWH generated, partially offset by a $23 million increase associated with the volume of KWHs generated. Purchased power expense decreased $23 million due to a $16 million decrease associated with the average cost of purchased power and a $7 million decrease associated with the volume of KWHs purchased.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(Gain) Loss on Dispositions, Net

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$23	N/M	$(16)	N/M
N/M - Not meaningful
In the second quarter 2020, loss on dispositions, net was immaterial compared to a gain on dispositions, net of $23 million for the corresponding period in 2019. For year-to-date 2020, gain on dispositions, net was $39 million compared to $23 million for the corresponding period in 2019. The changes were due to the sale of Plant Mankato in the first quarter 2020, which resulted in a $39 million gain, and the sale of Plant Nacogdoches in the second quarter 2019, which resulted in a $23 million gain. See Note (K) to the Condensed Financial Statements herein and Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Power – Sales of Natural Gas and Biomass Plants" for additional information.
Other Income (Expense), Net

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(39)	(97.5)	$(37)	(90.2)
In the second quarter 2020, other income (expense), net was $1 million compared to $40 million for the corresponding period in 2019. For year-to-date 2020, other income (expense), net was $4 million compared to $41 million for the corresponding period in 2019. The decreases were primarily due to a $36 million gain arising from the Roserock solar facility litigation settlement in the second quarter 2019. See Note 3 to the financial statements in Item 8 of the Form 10-K under "General Litigation Matters – Southern Power" for additional information.
Income Taxes (Benefit)

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$57	111.8	$73	121.7
In the second quarter 2020, income tax expense was $6 million compared to a $51 million benefit for the corresponding period in 2019. For year-to-date 2020, income tax expense was $13 million compared to a $60 million benefit for the corresponding period in 2019. The changes were primarily due to a $75 million income tax benefit in 2019 resulting from ITCs recognized upon the sale of Plant Nacogdoches, partially offset by a decrease in income tax expense as a result of lower pre-tax earnings. See Notes (G) and (K) to the Condensed Financial Statements herein for additional information.
Net Income (Loss) Attributable to Noncontrolling Interests

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(24)	N/M	$(26)	N/M
In the second quarter 2020, net income attributable to noncontrolling interests was $5 million compared to $29 million for the corresponding period in 2019. For year-to-date 2020, net loss attributable to noncontrolling interests was $26 million compared to an immaterial amount for the corresponding period in 2019. The changes were primarily due to an allocation of approximately $26 million of income to the noncontrolling interest partner related to the Roserock solar facility litigation settlement in the second quarter 2019. See Note 3 to the financial statements in Item 8 of the Form 10-K under "General Litigation Matters – Southern Power" for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Southern Company Gas
Operating Metrics
Southern Company Gas continues to focus on several operating metrics, including Heating Degree Days, customer count, and volumes of natural gas sold.
Southern Company Gas measures weather and the effect on its business using Heating Degree Days. Generally, increased Heating Degree Days result in higher demand for natural gas on Southern Company Gas' distribution system. Southern Company Gas has various regulatory mechanisms, such as weather and revenue normalization and straight-fixed-variable rate design, which limit its exposure to weather changes within typical ranges in each of its utility's respective service territory, including Nicor Gas following the approval of a revenue decoupling mechanism for residential customers in its base rate case that concluded in 2019. Southern Company Gas also utilizes weather hedges to limit the negative income impacts in the event of warmer-than-normal weather.
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
Net Income

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(35)	(33.0)	$(30)	(8.0)
In the second quarter 2020, net income was $71 million compared to $106 million for the corresponding period in 2019. This decrease was primarily due to a $46 million decrease at wholesale gas services primarily due to reduced natural gas price volatility compared to the prior year and a $7 million gain from the sale of Triton in 2019, partially offset by a $16 million increase at gas distribution operations primarily due to base rate increases for Nicor Gas and Atlanta Gas Light and continued investment in infrastructure replacement programs, partially offset by reduced flowback of excess deferred income taxes at Atlanta Gas Light in 2020.
For year-to-date 2020, net income was $346 million compared to $376 million for the corresponding period in 2019. This decrease in net income was primarily due to a $70 million decrease at wholesale gas services primarily due to reduced natural gas price volatility compared to the prior year and a $7 million gain from the sale of Triton in 2019, partially offset by a $47 million increase at gas distribution operations primarily due to base rate increases for Nicor Gas and Atlanta Gas Light and continued investment in infrastructure replacement programs, partially offset by reduced flowback of excess deferred income taxes at Atlanta Gas Light in 2020.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

See Note 2 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
Natural Gas Revenues, including Alternative Revenue Programs

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(53)	(7.7)	$(278)	(12.9)
In the second quarter 2020, natural gas revenues, including alternative revenue programs, were $636 million compared to $689 million for the corresponding period in 2019. For year-to-date 2020, natural gas revenues, including alternative revenue programs, were $1.9 billion compared to $2.2 billion for the corresponding period in 2019.
Details of the changes in natural gas revenues, including alternative revenue programs, were as follows:

	Second Quarter 2020		Year-to-Date 2020
	(in millions)	(% change)	(in millions)	(% change)
Natural gas revenues – prior year	$689		$2,163
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	43	6.2%	119	5.5%
Gas costs and other cost recovery	(38)	(5.5)	(287)	(13.3)
Weather	3	0.4	(8)	(0.4)
Wholesale gas services	(67)	(9.7)	(102)	(4.7)
Other	6	0.9	—	—
Natural gas revenues – current year	$636	(7.7)%	$1,885	(12.9)%
Revenues from infrastructure replacement programs and base rate changes increased in the second quarter and year-to-date 2020 compared to the corresponding periods in 2019 primarily due to base rate increases at Nicor Gas and Atlanta Gas Light and continued investments recovered through infrastructure replacement programs. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues associated with gas costs and other cost recovery decreased in the second quarter and year-to-date 2020 compared to the corresponding periods in 2019 primarily due to lower natural gas prices and decreased volumes of natural gas sold. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. See "Cost of Natural Gas" herein for additional information. Revenue impacts from weather and customer growth are described further below.
Revenues from wholesale gas services decreased in the second quarter and year-to-date 2020 compared to the corresponding periods in 2019 primarily due to decreased commercial activity as a result of warmer weather and a decrease in derivative gains. See "Segment Information – Wholesale Gas Services" herein for additional information.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Second Quarter			2020 vs. normal	2020 vs. 2019	Year-to-Date			2020 vs. normal	2020 vs. 2019
	Normal(a)	2020	2019	colder	colder	Normal(a)	2020	2019	(warmer)	(warmer)
	(in thousands)					(in thousands)
Illinois(b)	631	736	659	16.6%	11.7%	3,684	3,495	3,956	(5.1)%	(11.7)%
Georgia	114	188	86	64.9%	118.6%	1,529	1,279	1,298	(16.4)%	(1.5)%

(a)
Normal represents the 10-year average from January 1, 2010 through June 30, 2019 for Illinois at Chicago Midway International Airport and for Georgia at Atlanta Hartsfield-Jackson International Airport, based on information obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center.

(b)
Heating Degree Days in Illinois are expected to have a limited financial impact beginning in 2020. In October 2019, Nicor Gas received approval for a volume balancing adjustment, a revenue decoupling mechanism for residential customers that provides a monthly benchmark level of revenue per rate class for recovery.

The following table provides the number of customers served by Southern Company Gas at June 30, 2020 and 2019:

	June 30,
	2020	2019	2020 vs. 2019
	(in thousands, except market share %)		(% change)
Gas distribution operations	4,275	4,231	1.0%
Gas marketing services
Energy customers(*)	671	622	7.9%
Market share of energy customers in Georgia	29.0%	28.8%

(*)
Gas marketing services' customers are primarily located in Georgia, Ohio, and Illinois. Also included as of June 30, 2020 were approximately 50,000 customers in Ohio contracted through an annual auction process to serve for 12 months beginning April 1, 2020.

Southern Company Gas anticipates overall customer growth trends in gas distribution operations to continue as it expects continued low natural gas prices. Southern Company Gas uses a variety of targeted marketing programs to attract new customers and to retain existing customers.
Cost of Natural Gas

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(47)	(24.6)	$(294)	(33.5)
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 86% of total cost of natural gas for both the second quarter and year-to-date 2020. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Southern Company Gas – Cost of Natural Gas" in Item 7 of the Form 10-K and "Natural Gas Revenues, including Alternative Revenue Programs" herein for additional information.
In the second quarter 2020, cost of natural gas was $144 million compared to $191 million for the corresponding period in 2019. This decrease reflects a 34.9% decrease in natural gas prices in the second quarter 2020 compared to the corresponding period in 2019.
For year-to-date 2020, cost of natural gas was $583 million compared to $877 million for the corresponding period in 2019. This decrease reflects a 36.6% decrease in natural gas prices compared to 2019 and decreased volumes primarily as a result of warmer weather for year-to-date 2020 compared to the corresponding period in 2019.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table details the volumes of natural gas sold during all periods presented.

	Second Quarter		2020 vs. 2019	Year-to-Date		2020 vs. 2019
	2020	2019		2020	2019
Gas distribution operations (mmBtu in millions)
Firm	100	99	1.0%	357	396	(9.8)%
Interruptible	21	22	(4.5)	45	46	(2.2)
Total	121	121	—%	402	442	(9.0)%
Wholesale gas services (mmBtu in millions/day)
Daily physical sales	6.4	5.7	12.3%	6.6	6.3	4.8%
Gas marketing services (mmBtu in millions)
Firm:
Georgia	4	4	—%	18	19	(5.3)%
Illinois	1	2	(50.0)	6	8	(25.0)
Other	3	2	50.0	7	10	(30.0)
Interruptible large commercial and industrial	3	3	—	7	7	—
Total	11	11	—%	38	44	(13.6)%
Other Operations and Maintenance Expenses

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$21	10.6	$46	10.6
In the second quarter 2020, other operations and maintenance expenses were $220 million compared to $199 million for the corresponding period in 2019. For year-to-date 2020, other operations and maintenance expenses were $479 million compared to $433 million for the corresponding period in 2019. These increases were primarily due to increases in compensation and benefit expenses and expenses passed through directly to customers primarily related to bad debt and pipeline compliance and maintenance activities. See Note (H) to the Condensed Financial Statements herein for additional information.
Taxes Other Than Income Taxes

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$1	2.2	$(10)	(7.8)
For year-to-date 2020, taxes other than income taxes were $118 million compared to $128 million for the corresponding period in 2019. The decrease primarily relates to a decrease in revenue tax expenses as a result of lower natural gas revenues at Nicor Gas. These revenue tax expenses are passed through directly to customers and have no impact on net income.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Earnings from Equity Method Investments

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(1)	(3.2)	$(8)	(10.0)
For year-to-date 2020, earnings from equity method investments were $72 million compared to $80 million for the corresponding period in 2019. The decrease primarily relates to lower income at SNG, the sale of Atlantic Coast Pipeline in the first quarter 2020, and the sale of Triton in the second quarter 2019. See Note (E) to the Condensed Financial Statements herein for additional information.
Other Income (Expense), Net

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$6	100.0	$11	110.0
In the second quarter 2020, other income (expense), net was $12 million compared to $6 million for the corresponding period in 2019. For year-to-date 2020, other income (expense), net was $21 million compared to $10 million for the corresponding period in 2019. These increases were primarily due to increases in non-service cost-related retirement benefits income. See Note (H) to the Condensed Financial Statements herein for additional information.
Income Taxes

Second Quarter 2020 vs. Second Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$10	166.7	$12	14.5
In the second quarter 2020, income taxes were $16 million compared to $6 million for the corresponding period in 2019. For year-to-date 2020, income taxes were $95 million compared to $83 million for the corresponding period in 2019. These increases were primarily due to a decrease in the flowback of excess deferred income taxes at Atlanta Gas Light as authorized by the Georgia PSC and the reversal of a federal income tax valuation allowance in connection with the sale of Triton in 2019, partially offset by lower pre-tax earnings. See Note (G) to the Condensed Financial Statements herein for additional information.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Detailed variance explanations of Southern Company Gas' financial performance are provided herein.
Reconciliations of operating income to adjusted operating margin are as follows:

	Second Quarter 2020	Second Quarter 2019	Year-to-Date 2020	Year-to-Date 2019
	(in millions)
Operating Income	$102	$134	$462	$487
Other operating expenses(a)	390	364	840	799
Revenue taxes(b)	(22)	(22)	(67)	(76)
Adjusted Operating Margin	$470	$476	$1,235	$1,210

(a)	Includes other operations and maintenance, depreciation and amortization, and taxes other than income taxes.

(b)	Nicor Gas' revenue tax expenses, which are passed through directly to customers.

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

	Second Quarter 2020			Second Quarter 2019
	Adjusted Operating Margin(*)	Operating Expenses(*)	Net Income (Loss)	Adjusted Operating Margin(*)	Operating Expenses(*)	Net Income (Loss)(b)
	(in millions)			(in millions)
Gas distribution operations	$441	$314	$74	$394	$287	$58
Gas pipeline investments	8	3	21	8	3	25
Wholesale gas services	(19)	11	(23)	41	10	23
Gas marketing services	35	28	5	27	31	(3)
All other	7	14	(6)	7	12	3
Intercompany eliminations	(2)	(2)	—	(1)	(1)	—
Consolidated	$470	$368	$71	$476	$342	$106

(*)	Adjusted operating margin and operating expenses are adjusted for Nicor Gas' revenue tax expenses, which are passed through directly to customers.

	Year-to-Date 2020			Year-to-Date 2019
	Adjusted Operating Margin(*)	Operating Expenses(*)	Net Income (Loss)	Adjusted Operating Margin(*)	Operating Expenses(*)	Net Income (Loss)
	(in millions)			(in millions)
Gas distribution operations	$1,036	$654	$238	$918	$601	$191
Gas pipeline investments	16	6	51	16	6	57
Wholesale gas services	31	28	—	125	29	70
Gas marketing services	142	58	62	142	62	58
All other	13	30	(5)	13	29	—
Intercompany eliminations	(3)	(3)	—	(4)	(4)	—
Consolidated	$1,235	$773	$346	$1,210	$723	$376

(*)	Adjusted operating margin and operating expenses are adjusted for Nicor Gas' revenue tax expenses, which are passed through directly to customers.
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
With the exception of Atlanta Gas Light, Southern Company Gas' second largest utility that operates in a deregulated natural gas market and has a straight-fixed-variable rate design that minimizes the variability of its revenues based on consumption, the earnings of the natural gas distribution utilities can be affected by customer consumption patterns that are a function of weather conditions, price levels for natural gas, and general economic conditions that may impact customers' ability to pay for natural gas consumed. Southern Company Gas has various regulatory and other mechanisms, such as weather and revenue normalization mechanisms and weather derivative

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

instruments, that limit its exposure to changes in customer consumption, including weather changes within typical ranges in its natural gas distribution utilities' service territories.
In the second quarter 2020, net income increased $16 million, or 27.6%, compared to the corresponding period in 2019. The $47 million increase in adjusted operating margin primarily reflects base rate increases for Nicor Gas and Atlanta Gas Light and continued investments recovered through infrastructure replacement programs. The $27 million increase in operating expenses includes increased medical and retirement benefit expenses, higher expenses passed through directly to customers, primarily related to bad debt and pipeline compliance and maintenance activities, and higher depreciation primarily due to additional assets placed in service. The $6 million increase in other income is primarily due to an increase in non-service cost-related retirement benefits income. Income tax expense increased $11 million primarily due to higher pre-tax earnings and a decrease in the flowback of excess deferred income taxes at Atlanta Gas Light as authorized by the Georgia PSC.
For year-to-date 2020, net income increased $47 million or 24.6%, compared to the corresponding period in 2019. The $118 million increase in adjusted operating margin primarily reflects base rate increases for Nicor Gas and Atlanta Gas Light and continued investments recovered through infrastructure replacement programs, partially offset by warmer weather, net of weather normalization mechanisms. The $53 million increase in operating expenses includes increased medical and retirement benefit expenses, higher expenses passed through directly to customers, primarily related to bad debt and pipeline compliance and maintenance activities, and additional depreciation primarily due to additional assets placed in service. The $12 million increase in other income is primarily due to an increase in non-service cost-related retirement benefits income. The $31 million increase in income tax expense is primarily due to higher pre-tax earnings and a decrease in the flowback of excess deferred income taxes at Atlanta Gas Light as authorized by the Georgia PSC.
See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein for additional information.
Gas Pipeline Investments
Gas pipeline investments consists primarily of joint ventures in natural gas pipeline investments including SNG, PennEast Pipeline, Dalton Pipeline, and Atlantic Coast Pipeline (until its sale on March 24, 2020). See Notes (E) and (K) to the Condensed Financial Statements under "Southern Company Gas" herein and Note 7 to the financial statements in Item 8 of the Form 10-K for additional information.
In the second quarter and year-to-date 2020, net income decreased $4 million, or 16.0%, and $6 million, or 10.5%, respectively, compared to the corresponding periods in 2019. These decreases primarily relate to lower earnings at SNG.
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
In the second quarter 2020, net income decreased $46 million, or 200.0%, compared to the corresponding period in 2019. This decrease primarily relates to a $60 million decrease in adjusted operating margin, partially offset by a $15 million decrease in income tax expense due to lower pre-tax earnings.
For year-to-date 2020, net income decreased $70 million, or 100.0%, compared to the corresponding period in 2019. This decrease primarily relates to a $94 million decrease in adjusted operating margin and a $1 million decrease in operating expenses, partially offset by a $22 million decrease in income tax expense due to lower pre-tax earnings.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Details of the changes in adjusted operating margin are provided in the table below.

	Second Quarter 2020	Second Quarter 2019	Year-to-Date 2020	Year-to-Date 2019
	(in millions)
Commercial activity recognized	$(33)	$(1)	$(42)	$37
Gain (loss) on storage derivatives	(5)	2	(11)	5
Gain on transportation and forward commodity derivatives	19	48	85	77
LOCOM adjustments, net of current period recoveries	—	(6)	—	(8)
Purchase accounting adjustments to fair value inventory and contracts	—	(2)	(1)	14
Adjusted operating margin	$(19)	$41	$31	$125
Change in Commercial Activity
The commercial activity at wholesale gas services includes recognition of storage and transportation values that were generated in prior periods, which reflect the impact of prior period hedge gains and losses as associated physical transactions occur. The decrease in commercial activity in the second quarter and year-to-date 2020 compared to the corresponding periods in 2019 was primarily due to warmer-than-normal weather conditions.
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
Withdrawal Schedule and Physical Transportation Transactions
The expected natural gas withdrawals from storage and expected offset to prior hedge losses/gains associated with the transportation portfolio of wholesale gas services are presented in the following table, along with the net operating revenues expected at the time of withdrawal from storage and the physical flow of natural gas between contracted transportation receipt and delivery points. Wholesale gas services' expected net operating revenues exclude storage and transportation demand charges, as well as other variable fuel, withdrawal, receipt, and delivery charges, and exclude estimated profit sharing under asset management agreements. Further, the amounts that are realizable in future periods are based on the inventory withdrawal schedule, planned physical flow of natural gas between the transportation receipt and delivery points, and forward natural gas prices at June 30, 2020. A portion of wholesale gas services' storage inventory and transportation capacity is economically hedged with futures contracts, which results in the realization of substantially fixed net operating revenues.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Storage withdrawal schedule
	Total storage(a)	Expected net operating gains(b)	Physical transportation transactions – expected net operating losses(c)
	(in mmBtu in millions)	(in millions)	(in millions)
2020	15	$6	$(12)
2021 and thereafter	33	34	(73)
Total at June 30, 2020	48	$40	$(85)

(a)	At June 30, 2020, the WACOG of wholesale gas services' expected natural gas withdrawals from storage was $1.68 per mmBtu.

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
In the second quarter 2020, net income increased $8 million compared to the corresponding period in 2019. This increase primarily relates to an $8 million increase in adjusted operating margin, which primarily reflects recovery of prior period hedge losses, and a $3 million decrease in operating expenses, partially offset by a $3 million increase in income tax expense.
For year-to-date 2020, net income increased $4 million compared to the corresponding period in 2019. This increase primarily relates to a $4 million decrease in operating expenses.
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
In the second quarter 2020, net income decreased $9 million compared to the corresponding period in 2019. This decrease primarily reflects a $2 million increase in operating expenses and a $12 million increase in income taxes, partially offset by a $7 million increase in other income (expenses). The increase in other income (expenses) was primarily due to a pre-tax loss on the sale of Triton in 2019. The increase in income taxes reflects the reversal of a federal income tax valuation allowance in connection with the sale of Triton in 2019.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

For year-to-date 2020, net income decreased $5 million compared to the corresponding period in 2019. This decrease includes a $2 million increase in interest expense, net of amounts capitalized, and a $6 million increase in income taxes related to the reversal of a federal income tax valuation allowance in connection with the sale of Triton in 2019, partially offset by a $4 million increase in other income (expenses) primarily due to a pre-tax loss on the sale of Triton in 2019.
Segment Reconciliations
Reconciliations of operating income to adjusted operating margin for the second quarter and year-to-date 2020 and 2019 are reflected in the following tables. See Note (L) to the Condensed Financial Statements herein for additional information.

	Second Quarter 2020
	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services	Gas Marketing Services	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$127	$5	$(30)	$7	$(7)	$—	$102
Other operating expenses(a)	336	3	11	28	14	(2)	390
Revenue tax expense(b)	(22)	—	—	—	—	—	(22)
Adjusted Operating Margin	$441	$8	$(19)	$35	$7	$(2)	$470

	Second Quarter 2019
	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services	Gas Marketing Services	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$107	$5	$31	$(4)	$(5)	$—	$134
Other operating expenses(a)	309	3	10	31	12	(1)	364
Revenue tax expense(b)	(22)	—	—	—	—	—	(22)
Adjusted Operating Margin	$394	$8	$41	$27	$7	$(1)	$476

	Year-to-Date 2020
	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services	Gas Marketing Services	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$382	$10	$3	$84	$(17)	$—	$462
Other operating expenses(a)	721	6	28	58	30	(3)	840
Revenue tax expense(b)	(67)	—	—	—	—	—	(67)
Adjusted Operating Margin	$1,036	$16	$31	$142	$13	$(3)	$1,235

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
For the traditional electric operating companies, these factors include the ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs during a time of increasing costs, continued customer growth, and the trend of reduced electricity usage per customer, especially in residential and commercial markets. Other major factors include completing construction of Plant Vogtle Units 3 and 4 and related cost recovery proceedings for Georgia Power and the ability to prevail against legal challenges associated with the Kemper County energy facility for Mississippi Power.
Earnings in the electricity business will also depend upon maintaining and growing sales, considering, among other things, the adoption and/or penetration rates of increasingly energy-efficient technologies and increasing volumes of electronic commerce transactions, which could contribute to a net reduction in customer usage.
Global and U.S. economic conditions have been significantly affected by a series of demand and supply shocks that have caused a global and national economic recession. Most prominently, the COVID-19 pandemic has negatively impacted global supply chains and global demand for goods and services and public policy responses of social distancing and closing non-essential businesses have further restricted economic activity. The drivers, speed, and depth of this economic contraction are unprecedented and have reduced energy demand across the Southern Company system's service territory, primarily in the commercial and industrial classes. The negative impacts, which started in late-March 2020, of the COVID-19 pandemic and related recession on the Southern Company system's retail electric sales began to improve in the middle of May 2020; however, retail electric sales through the end of the second quarter 2020 continued to be approximately 3% to 4% lower than levels projected prior to the COVID-19 pandemic. Recovery is expected to continue for the remainder of 2020 and into 2021, but responses to the COVID-19 pandemic by both customers and government could significantly affect the pace of recovery. The ultimate extent of the negative impact on revenues depends on the depth and duration of the economic contraction in the Southern Company system's service territory and cannot be determined at this time. See RESULTS OF OPERATIONS herein for information on COVID-19-related impacts on energy demand in the Southern Company system's service territory during the first six months of 2020.
Alabama Power continues to temporarily suspend disconnections for non-payment by customers and waive late fees as a result of the COVID-19 pandemic. In addition, the traditional electric operating companies have established installment payment plans to allow customers to repay past due accounts over a period of time. See "Regulatory Matters" herein for additional information on the status of disconnections and the deferral of costs resulting from

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

the COVID-19 pandemic at Georgia Power, Mississippi Power, and the natural gas distribution utilities. The ultimate outcome of these matters cannot be determined at this time.
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
Alabama Power
On April 22, 2020 and June 9, 2020, the FERC and the Alabama PSC, respectively, approved the Autauga Combined Cycle Acquisition, which is expected to close by September 1, 2020. See "Regulatory Matters – Alabama Power" herein for additional information. The ultimate outcome of this matter cannot be determined at this time.
Southern Power
On January 17, 2020, Southern Power completed the sale of its equity interests in Plant Mankato (including the 385-MW expansion unit completed in May 2019) to a subsidiary of Xcel for a purchase price of approximately $663 million, including final working capital adjustments. The sale resulted in a gain of approximately $39 million ($23 million after tax). Pre-tax income for Plant Mankato was immaterial for the six months ended June 30, 2020 and the three and six months ended June 30, 2019.
In March 2020, Southern Power entered into an agreement to acquire a controlling membership interest in an approximately 300-MW wind facility located in South Dakota. The acquisition is subject to FERC approval and certain other customary conditions to closing, including commercial operation of the facility, which is expected to occur in late 2020 or early 2021. The facility's output is contracted under two long-term PPAs. The ultimate outcome of this matter cannot be determined at this time.
On May 1, 2020, Southern Power purchased a controlling interest in the 56-MW Beech Ridge II wind facility located in Greenbrier County, West Virginia from Invenergy Renewables LLC. The facility's output is contracted under a 12-year PPA. See Note (K) to the Condensed Financial Statements herein for additional information.
Southern Power continues to evaluate and refine the deployment of the remaining wind turbine equipment purchased in 2016 and 2017 to development and construction projects. During the six months ended June 30, 2020, certain wind turbine equipment was sold, resulting in an immaterial gain.
Southern Company Gas
On March 24, 2020, Southern Company Gas completed the sale of its interests in Pivotal LNG and Atlantic Coast Pipeline to Dominion Modular LNG Holdings, Inc. and Dominion Atlantic Coast Pipeline, LLC, respectively, with aggregate proceeds of $178 million, including working capital adjustments. The preliminary loss associated with the transactions was immaterial. Southern Company Gas may also receive two future payments of $5 million each, contingent upon certain milestones related to Pivotal LNG being met by Dominion Modular LNG Holdings, Inc. See Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
Environmental Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" in Item 7 and Note 3 to the financial statements under "Environmental Remediation" in Item 8 of the Form 10-K, as well as Note (C) to the Condensed Financial Statements under "Environmental Remediation" herein, for additional information.
Environmental Laws and Regulations
Coal Combustion Residuals
In June 2020, Alabama Power recorded an increase of approximately $462 million to its AROs related to the CCR Rule and the related state rule primarily due to management's completion of a feasibility study and the related cost estimates during the second quarter 2020 for one of its ash ponds. Alabama Power's increase also reflects costs

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

associated with the addition of a water treatment system to the design of another ash pond. The additional estimated costs to close these ash ponds under the planned closure-in-place methodology primarily relate to inputs from contractor bids, design revisions, and changes in the expected volume of ash handling.
The traditional electric operating companies expect to continue updating their cost estimates and ARO liabilities periodically as additional information related to ash pond closure methodologies, schedules, and/or costs becomes available. Additionally, the closure designs and plans in the States of Alabama and Georgia are subject to approval by environmental regulatory agencies. Absent continued recovery of ARO costs through regulated rates, results of operations, cash flows, and financial condition for Southern Company and the traditional electric operating companies could be materially impacted. See Note (B) to the Condensed Financial Statements under "Georgia Power – Integrated Resource Plan" herein for additional information. The ultimate outcome of these matters cannot be determined at this time. See Note 6 to the financial statements in Item 8 of the Form 10-K and Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein for additional information.
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
Petition for Certificate of Convenience and Necessity
On June 9, 2020, the Alabama PSC approved in part Alabama Power's petition for a CCN which authorizes Alabama Power to (i) construct an approximately 720-MW combined cycle facility at Alabama Power's Plant Barry (Plant Barry Unit 8), which is expected to be placed in service by the end of 2023, (ii) complete the Autauga Combined Cycle Acquisition, which was approved by the FERC on April 22, 2020 and is expected to close by September 1, 2020, (iii) purchase approximately 240 MWs of combined cycle generation under a long-term PPA expected to begin later in 2020 and (iv) pursue up to approximately 200 MWs of certain demand-side management and distributed energy resource programs.
The Alabama PSC authorized the recovery of actual costs for the construction of Plant Barry Unit 8 up to 5% above the estimated in-service cost of $652 million. In so doing, it recognized the potential for developments that could cause the project costs to exceed the capped amount, in which case Alabama Power would provide documentation to the Alabama PSC to explain and justify potential recovery of the additional costs.
The Alabama PSC further directed that the proposed solar generation of approximately 400 MWs, coupled with battery energy storage systems (solar/battery systems), be evaluated under an existing Renewable Generation Certificate issued by the Alabama PSC in September 2015.
Alabama Power expects to recover all approved costs associated with the CCN through existing rate mechanisms as outlined in Note 2 to the financial statements in Item 8 of the Form 10-K. The Alabama PSC's approval in part of the CCN will be followed by a written order which is subject to any rehearing request or judicial appeal filed within 30 days of the date of such order.
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
Deferral of Incremental COVID-19 Costs
On April 7, 2020 and June 2, 2020, in response to the COVID-19 pandemic, the Georgia PSC approved orders directing Georgia Power to continue its previous, voluntary suspension of customer disconnections through July 14, 2020 and to defer the resulting incremental bad debt as a regulatory asset. On June 16, 2020 and July 7, 2020, the Georgia PSC approved orders establishing a methodology for identifying incremental bad debt and allowing the deferral of other incremental costs associated with the COVID-19 pandemic. The period over which such costs will be recovered is expected to be determined in Georgia Power's next base rate case. At June 30, 2020, the incremental costs deferred totaled approximately $34 million. The ultimate outcome of this matter cannot be determined at this time.
Integrated Resource Plan
On March 5, 2020, the Sierra Club filed a petition for judicial review in the Superior Court of Fulton County to appeal the Georgia PSC's decision in the 2019 ARP allowing Georgia Power to recover compliance costs for CCR AROs. Georgia Power intervened in the appeal on June 22, 2020. The ultimate outcome of this matter cannot be determined at this time.
Fuel Cost Recovery
On May 28, 2020, the Georgia PSC approved a stipulation agreement among Georgia Power, the staff of the Georgia PSC, and certain intervenors to lower total fuel billings by approximately $740 million over a two-year period effective June 1, 2020. In addition, Georgia Power will further lower fuel billings by approximately $44 million under an interim fuel rider effective June 1, 2020 through September 30, 2020. Georgia Power continues to be allowed to adjust its fuel cost recovery rates under an interim fuel rider prior to its next fuel case if the under or over recovered fuel balance exceeds $200 million. Georgia Power is scheduled to file its next fuel case no later than February 28, 2023.
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
Performance Evaluation Plan
On July 24, 2020, the Mississippi PSC approved Mississippi Power's July 14, 2020 filing of its PEP compliance rate clause reflecting revisions agreed to in the Mississippi Power Rate Case Settlement Agreement. These revisions include, among other things, changing the filing date for the annual PEP rate filing from November of the immediately preceding year to March of the current year, utilizing a historic test year adjusted for "known and measurable" changes, using discounted cash flow and regression formulas to determine base return on equity, and moving all embedded ad valorem property taxes currently collected in PEP to the ad valorem tax adjustment clause.
Deferral of Incremental COVID-19 Costs
On April 14, 2020 and May 12, 2020, in order to mitigate the economic impact of the COVID-19 pandemic on customers, the Mississippi PSC approved orders directing Mississippi Power to continue its previous, voluntary suspension of customer disconnections through May 25, 2020 and to defer as a regulatory asset all necessary and reasonable incremental costs or expenses to plan, prepare, stage, or react to protect and keep safe its employees and customers, and to reliably operate its utility system during the COVID-19 pandemic. The period over which such costs will be recovered is expected to be determined in a future PEP filing. At June 30, 2020, the incremental costs deferred totaled approximately $2 million. The ultimate outcome of this matter cannot be determined at this time.
Municipal and Rural Associations Tariff
On June 25, 2020, the FERC accepted Mississippi Power's April 27, 2020 request for an increase in wholesale base revenues under the MRA tariff as agreed upon in a settlement agreement reached with its wholesale customers. The MRA settlement agreement resulted in a $2 million annual increase in base rates effective June 1, 2020.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Rate Proceedings
On June 1, 2020, Virginia Natural Gas filed a general rate case with the Virginia Commission seeking an increase in rates of $49.6 million primarily to recover investments and increased costs associated with infrastructure, technology, and workforce development. The requested increase is based on a projected 12-month test year beginning November 1, 2020, a ROE of 10.35%, and an equity ratio of 54%. Rate adjustments are expected to be effective November 1, 2020, subject to refund. The Virginia Commission is expected to rule on the requested increase in the second quarter 2021.
On July 1, 2020, Atlanta Gas Light filed its 2020 GRAM filing with the Georgia PSC. The filing requests an annual base rate increase of $37.6 million based on the projected 12-month period beginning January 1, 2021, which does not exceed the 5% limitation established by the Georgia PSC in its December 2019 approval of Atlanta Gas Light's general base rate case. Resolution of the 2020 GRAM filing is expected by December 31, 2020, with rates effective January 1, 2021.
The ultimate outcome of these matters cannot be determined at this time.
Deferral of Incremental COVID-19 Costs
Atlanta Gas Light
On April 30, 2020, in response to the COVID-19 pandemic, the Georgia PSC approved orders directing Atlanta Gas Light to continue its previous, voluntary suspension of customer disconnections. On June 22, 2020, the Georgia PSC ordered Atlanta Gas Light to resume customer disconnections beginning July 1, 2020, with exceptions for customers still covered by a shelter-in-place order. The orders provide the Marketers, including SouthStar, with a mechanism to receive credits from Atlanta Gas Light for the base rates it charged to the Marketers of non-paying customers during the suspension. Atlanta Gas Light expects to recover these credits through the annual revenue true-up process within its 2021 GRAM filing, which would impact rates effective January 1, 2022. The ultimate outcome of this matter cannot be determined at this time.
Nicor Gas
On March 18, 2020, the Illinois Commission issued an order directing utilities to cease disconnections for non-payment and to suspend the imposition of late payment fees or penalties until the Governor of Illinois announces the end of the COVID-19 state of emergency. In response to this order, on March 27, 2020, Nicor Gas and other utilities in Illinois filed their plans seeking cost recovery and more flexible credit and collection plans.
On June 18, 2020, the Illinois Commission approved a stipulation pursuant to which the utilities will provide more flexible credit and collection procedures to assist customers with financial hardship and which authorizes a special purpose rider for recovery of the following COVID-19 pandemic-related impacts: incremental costs directly associated with the COVID-19 pandemic, net of the offset for COVID-19 pandemic-related credits received, foregone late fees, foregone reconnection charges, and the costs associated with a bill payment assistance program. The special purpose rider is proposed to be effective on October 1, 2020 and continue over a 24-month period. At June 30, 2020, Nicor Gas' related regulatory asset was $12 million. The ultimate outcome of this matter cannot be determined at this time.
Virginia Natural Gas
In response to the COVID-19 pandemic, the Virginia Commission issued orders requiring Virginia Natural Gas to suspend disconnections beginning on March 16, 2020 and also to suspend late payment and reconnection fees beginning on April 9, 2020, both of which continue in effect through August 31, 2020. On April 29, 2020, the Virginia Commission authorized Virginia Natural Gas to defer the following COVID-19 pandemic-related costs as a regulatory asset: incremental uncollectible expense incurred, suspended late fees, suspended reconnection charges, carrying costs, and other incremental prudently incurred costs associated with the COVID-19 pandemic. Specific recovery of the amounts deferred in a regulatory asset will be addressed in a future rate proceeding. At June 30,

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

2020, Virginia Natural Gas' related regulatory asset was $1 million. The ultimate outcome of this matter cannot be determined at this time.
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
For the traditional electric operating companies, major generation construction projects are subject to state PSC approval in order to be included in retail rates. The largest construction project currently underway in the Southern Company system is Plant Vogtle Units 3 and 4. See "Nuclear Construction" herein for additional information. Also see Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under "Alabama Power" for information regarding Alabama Power's construction of Plant Barry Unit 8.
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
In 2009, the Georgia PSC certified construction of Plant Vogtle Units 3 and 4, in which Georgia Power holds a 45.7% ownership interest. In 2012, the NRC issued the related combined construction and operating licenses, which allowed full construction of the two AP1000 nuclear units (with electric generating capacity of approximately 1,100 MWs each) and related facilities to begin. Until March 2017, construction on Plant Vogtle Units 3 and 4 continued under the Vogtle 3 and 4 Agreement, which was a substantially fixed price agreement. In March 2017, the EPC Contractor filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.
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
Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4 by the expected in-service dates of November 2021 and November 2022, respectively, is as follows:

(in billions)
Base project capital cost forecast(a)(b)	$8.4
Construction contingency estimate	0.1
Total project capital cost forecast(a)(b)	8.5
Net investment as of June 30, 2020(b)	(6.6)
Remaining estimate to complete(a)	$1.9

(a)	Excludes financing costs expected to be capitalized through AFUDC of approximately $260 million, of which $52 million had been accrued through June 30, 2020.

(b)	Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.0 billion, of which $2.4 billion had been incurred through June 30, 2020.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of engineering support, commodity installation, system turnovers, and workforce statistics.
During the second quarter 2020, approximately $194 million of construction contingency was assigned to the base capital cost forecast for cost risks including, among other things, construction productivity, including the April 2020 reduction in workforce designed to mitigate impacts of the COVID-19 pandemic described below, field support, subcontracts, engineering resources, and procurement. The second quarter 2020 assignment of contingency exceeded the remaining balance of the $366 million construction contingency originally established in the second quarter 2018 by approximately $34 million. Through June 30, 2020, assignments of contingency for cost risks also have included, among other factors, construction productivity; craft labor incentives; adding resources for supervision, field support, project management, initial test program, start-up, and operations and engineering support; subcontracts; and procurement. As a result of these factors, Southern Nuclear recommended establishing additional construction contingency, of which Georgia Power's share is approximately $115 million, for further potential risks including, among other factors, construction productivity and expected impacts of the COVID-19

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

pandemic; adding resources for supervision, field support, project management, initial test program, start-up, and operations and engineering support; subcontracts; and procurement.
After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in future regulatory proceedings, Georgia Power recorded a total pre-tax charge to income of $149 million ($111 million after tax) for the increase in the total project capital cost forecast as of June 30, 2020. As and when these amounts are spent, Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery.
In April 2019, Southern Nuclear established aggressive target values for monthly construction production and system turnover activities as part of a strategy to maintain and, where possible, build margin to the regulatory-approved in-service dates of November 2021 for Unit 3 and November 2022 for Unit 4. Through early 2020, the project faced challenges with the April 2019 aggressive strategy targets including, but not limited to, electrical and pipefitting labor productivity and work package closure rates, which resulted in a backlog of activities and completion percentages below the April 2019 aggressive strategy targets.
In February 2020, Southern Nuclear updated its cost and schedule forecast, which, at that time, did not change the total project capital cost forecast and confirmed the expected in-service dates of November 2021 for Unit 3 and November 2022 for Unit 4. This update included initiatives to improve productivity while refining and extending system turnover plans and certain near-term milestone dates. Other milestone dates did not change. Achievement of the February 2020 aggressive site work plan relied on meeting increased monthly production and activity target values during 2020.
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
In April 2020, Georgia Power, acting for itself and as agent for the other Vogtle Owners, announced a reduction in workforce at Plant Vogtle Units 3 and 4, which totaled approximately 20% of the then-existing site workforce. This reduction in workforce was a mitigation action intended to address the impact of the COVID-19 pandemic on the Plant Vogtle Units 3 and 4 workforce and construction site, including challenges with labor productivity that were exacerbated by the impact of the COVID-19 pandemic. The April 2020 workforce reduction was intended to provide operational efficiencies by increasing productivity of the remaining workforce and reducing workforce fatigue and absenteeism. Further, it was also intended to allow for increased social distancing by the workforce and facilitate compliance with the recommendations from the Centers for Disease Control and Prevention. The April 2020 workforce reduction did reduce absenteeism, providing an improvement in operational efficiency and allowing for increased social distancing. From the initial peak in April 2020, the number of active cases at the site declined significantly during May and early June, but began increasing again in mid-June and continues to impact productivity levels and pace of activity completion. As a result of these factors, overall production improvements have not been achieved at the levels anticipated, contributing to the allocation of, and increase in, construction contingency described above. Through mid-July 2020, Unit 3 mechanical, electrical, and subcontract activities continued to build a backlog to Southern Nuclear's February 2020 aggressive site work plan.
To address these issues, in July 2020, Southern Nuclear updated its aggressive site work plan for both Unit 3 and Unit 4. To meet the targets in the July 2020 aggressive site work plan, absenteeism rates must continue to normalize and overall construction productivity and production levels, including subcontractors, must significantly improve and be sustained above pre-pandemic levels. In addition, appropriate levels of craft laborers, particularly electrical and pipefitter craft labor, must be added and maintained. While Southern Nuclear's July 2020 aggressive site work plan extended milestone dates from the February 2020 aggressive site work plan, Georgia Power still expects to achieve the regulatory-approved in-service dates of November 2021 and November 2022 for Plant Vogtle Units 3

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

and 4, respectively. Southern Nuclear and Georgia Power continue to believe that pursuit of an aggressive site work plan is an appropriate strategy to achieve completion of the units by their regulatory-approved in-service dates.
As construction, including subcontract work, continues and testing and system turnover activities increase, challenges with management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity, particularly in the installation of electrical, mechanical, and instrumentation and controls commodities, ability to attract and retain craft labor, and/or related cost escalation; procurement, fabrication, delivery, assembly, installation, system turnover, and the initial testing and start-up, including any required engineering changes or any remediation related thereto, of plant systems, structures, or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale), any of which may require additional labor and/or materials; or other issues could arise and change the projected schedule and estimated cost.
In addition, the continuing effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Plant Vogtle Units 3 and 4. Georgia Power's proportionate share of the estimated incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is currently estimated to be between $70 million and $115 million, which is included in the total project capital cost forecast and assumes (i) absenteeism rates continue to normalize and (ii) the intended productivity efficiencies and production targets assumed in Southern Nuclear's July 2020 aggressive site work plan are realized in the coming months. However, the ultimate impact of the COVID-19 pandemic on the construction schedule and budget for Plant Vogtle Units 3 and 4 cannot be determined at this time.
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the NRC. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the ITAAC documentation for each unit and the related reviews and approvals by the NRC necessary to support NRC authorization to load fuel, may arise, which may result in additional license amendments or require other resolution. As part of the aggressive site work plan, in January 2020, Southern Nuclear notified the NRC of its intent to load fuel in 2020. On May 11, 2020, the Blue Ridge Environmental Defense League filed a petition with the NRC that challenges a license amendment request. On June 15, 2020, the NRC issued an appealable order rejecting Nuclear Watch South's April 20, 2020 petition requesting a hearing and challenging the closure of certain ITAAC. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. At June 30, 2020, Georgia Power had recovered approximately $2.4 billion of financing costs. Financing costs related to capital costs above $4.418 billion are being recognized through AFUDC and are expected to be recovered through retail rates over the life of Plant Vogtle Units 3 and 4; however, Georgia Power will not record AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery. In December 2019, the Georgia PSC approved Georgia Power's request to decrease the NCCR tariff by $62 million annually, effective January 1, 2020.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

In February 2018, Georgia Interfaith Power & Light, Inc. (GIPL) and Partnership for Southern Equity, Inc. (PSE) filed a petition appealing the Georgia PSC's January 11, 2018 order with the Fulton County Superior Court. In March 2018, Georgia Watch filed a similar appeal to the Fulton County Superior Court for judicial review of the Georgia PSC's decision and denial of Georgia Watch's motion for reconsideration. In December 2018, the Fulton County Superior Court granted Georgia Power's motion to dismiss the two appeals. In January 2019, GIPL, PSE, and Georgia Watch filed an appeal of this decision with the Georgia Court of Appeals. In October 2019, the Georgia Court of Appeals issued an opinion affirming the Fulton County Superior Court's ruling that the Georgia PSC's January 11, 2018 order was not a final, appealable decision. In addition, the Georgia Court of Appeals remanded the case to the Fulton County Superior Court to clarify its ruling as to whether the petitioners showed that review of the Georgia PSC's final order would not provide them an adequate remedy. On April 21, 2020, the Fulton County Superior Court granted Georgia Power's motion to dismiss the two appeals. The petitioners filed a notice of appeal of the dismissal on May 20, 2020. Georgia Power believes the petitions have no merit; however, an adverse outcome in the litigation combined with subsequent adverse action by the Georgia PSC could have a material impact on Southern Company's and Georgia Power's results of operations, financial condition, and liquidity.
The Georgia PSC has approved 21 VCM reports covering the periods through June 30, 2019, including total construction capital costs incurred through that date of $6.7 billion (before $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds). On August 18, 2020, the Georgia PSC is scheduled to vote on Georgia Power's twenty-second VCM report, which requested approval of $674 million of construction capital costs incurred from July 1, 2019 through December 31, 2019.
Georgia Power expects to file its twenty-third VCM report with the Georgia PSC by August 31, 2020, which will reflect the revised capital cost forecast discussed above and request approval of $701 million of construction capital costs incurred from January 1, 2020 through June 30, 2020.
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
During the six months ended June 30, 2020, Southern Power completed construction of and placed in service the Reading wind facility, continued construction of the Skookumchuck wind facility, and commenced construction of the Garland and Tranquillity battery energy storage facilities. Total aggregate construction costs, excluding acquisition costs, are expected to be between $475 million and $545 million for the facilities under construction. At June 30, 2020, total costs of construction incurred for these projects were $232 million and are included in CWIP. The ultimate outcome of these matters cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Expected COD	PPA Counterparties	PPA Contract Period
Projects Completed During the Six Months Ended June 30, 2020
Reading(a)	Wind	200	Osage and Lyon Counties, KS	May 2020	Royal Caribbean Cruises LTD	12 years
Projects Under Construction as of June 30, 2020
Skookumchuck(b)	Wind	136	Lewis and Thurston Counties, WA	Fourth quarter 2020	Puget Sound Energy	20 years
Garland Solar Storage(c)	Battery energy storage system	88	Kern County, CA	Second quarter 2021	Southern California Edison	20 years
Tranquillity Solar Storage(c)	Battery energy storage system	72	Fresno County, CA	Second quarter 2021	Southern California Edison	20 years

(a)
In 2018, Southern Power purchased 100% of the membership interests of the Reading facility pursuant to a joint development arrangement. At the time the facility was placed in service, Southern Power recorded an operating lease right-of-use asset and an operating lease liability, each in the amount of $24 million. In June 2020, Southern Power completed a tax equity transaction whereby it received $156 million and now owns 100% of the Class B membership interests.

(b)
In October 2019, Southern Power purchased 100% of the membership interests of the Skookumchuck facility pursuant to a joint development arrangement. Southern Power expects to complete a tax equity transaction upon commercial operation and retain the Class B membership interests. Shortly after commercial operation, Southern Power may sell a noncontrolling interest in these Class B membership interests to another partner. The ultimate outcome of these matters cannot be determined at this time.

(c)
Prior to commercial operation, Southern Power may enter into one or more partnerships, in which case it would ultimately own less than 100% of the Class B membership interests, but would retain ownership of the controlling interest. The PPAs for these facilities are pending approval from the California Public Utilities Commission. The ultimate outcome of these matters cannot be determined at this time.

Southern Company Gas
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Construction Programs – Southern Company Gas" in Item 7 of the Form 10-K for additional information.
Infrastructure Replacement Programs and Capital Projects
In addition to capital expenditures recovered through base rates by each of the natural gas distribution utilities, Nicor Gas and Virginia Natural Gas have separate rate riders that provide timely recovery of capital expenditures for specific infrastructure replacement programs. Infrastructure expenditures incurred under these programs in the first six months of 2020 were as follows:

Utility	Program	Year-to-Date 2020
		(in millions)
Nicor Gas	Investing in Illinois	$158
Virginia Natural Gas	Steps to Advance Virginia's Energy (SAVE)	25
Total		$183
In December 2019, Virginia Natural Gas filed an application with the Virginia Commission for a 24.1-mile header improvement project to improve resiliency and increase the supply of natural gas delivered to energy suppliers, including Virginia Natural Gas. On June 26, 2020, the Virginia Commission issued an order requiring Virginia Natural Gas to submit additional information by December 31, 2020 related to the financing plans of the project's primary customer before ruling on the December 2019 application. The ultimate outcome of this matter cannot be determined at this time.

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
In September 2019, an appellate court ruled that the PennEast Pipeline does not have federal eminent domain authority over lands in which a state has property rights interests. On June 29, 2020, the U.S. Supreme Court requested the U.S. Solicitor General to provide an opinion on PennEast Pipeline's petition for a writ of certiorari seeking its review of the appellate court's decision.
Expected project costs related to the PennEast Pipeline for Southern Company Gas total approximately $300 million, excluding financing costs. The ultimate outcome of the PennEast Pipeline construction project cannot be determined at this time; however, any work delays, whether caused by judicial or regulatory action, abnormal weather, or other conditions, may result in additional cost or schedule modifications or, ultimately, in project cancellation, any of which could result in impairment of Southern Company Gas' investment and could have a significant impact on Southern Company's financial statements and a material impact on Southern Company Gas' financial statements.
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
During the first quarter 2020, Southern Power received $15 million from Pacific Gas & Electric Company (PG&E) in accordance with a November 2019 bankruptcy court order granting payment of certain transmission interconnections. PG&E emerged from bankruptcy on July 1, 2020 and Southern Power's PPAs and transmission interconnection agreements continue in effect unchanged.
Tax Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters" in Item 7 of the Form 10-K and Note (G) to the Condensed Financial Statements herein for additional information.
On March 18, 2020 and March 27, 2020, respectively, the Families First Coronavirus Response Act and the Coronavirus Aid, Relief, and Economic Security Act were signed into law. Both acts include provisions intended to provide stability and support for individuals and businesses in response to the COVID-19 pandemic. Southern Company continues to evaluate these provisions, including those related to payroll tax deferrals and employee retention credits; however, they are not expected to have a material impact on the Registrants' financial statements.
On March 20, 2020 and April 9, 2020, the Treasury Department and the Internal Revenue Service issued Notices 2020-18 and 2020-23, respectively, providing relief to taxpayers by postponing to July 15, 2020 a variety of tax form filings and payment obligations that were due before July 15, 2020. Associated interest, additions to tax, and penalties for late filing or late payment were also suspended until July 16, 2020. These provisions had a modest

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

positive impact on the Registrants' liquidity. However, Southern Power's expected utilization of tax credits in the first half of 2020 was delayed until July 15, 2020.
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
Southern Company
In January 2017, a securities class action complaint was filed in the U.S. District Court for the Northern District of Georgia by Monroe County Employees' Retirement System on behalf of all persons who purchased shares of Southern Company's common stock between April 25, 2012 and October 29, 2013. The complaint names as defendants Southern Company, certain of its current and former officers, and certain former Mississippi Power officers and alleges that the defendants made materially false and misleading statements regarding the Kemper County energy facility in violation of certain provisions under the Securities Exchange Act of 1934, as amended. The complaint seeks, among other things, compensatory damages and litigation costs and attorneys' fees. In 2017, the plaintiffs filed an amended complaint that provided additional detail about their claims, increased the purported class period by one day, and added certain other former Mississippi Power officers as defendants. Also in 2017, the defendants filed a motion to dismiss the plaintiffs' amended complaint with prejudice, to which the plaintiffs filed an opposition. In 2018, the court issued an order dismissing certain claims against certain officers of Southern Company and Mississippi Power and dismissing the allegations related to a number of the statements that plaintiffs challenged as being false or misleading. In 2018, the court denied the defendants' motion for reconsideration and also denied a motion to certify the issue for interlocutory appeal. In the third quarter 2019, the court certified the plaintiffs' proposed class and the defendants filed a petition for interlocutory appeal of the class certification order with the U.S. Court of Appeals for the Eleventh Circuit. In December 2019, the U.S. District Court for the Northern District of Georgia entered an order staying all deadlines in the case pending mediation. The stay automatically expired on March 31, 2020; however, in light of the COVID-19 pandemic, the U.S. District Court for the Northern District of Georgia vacated all existing discovery deadlines until June 15, 2020. On June 30, 2020, the court entered a revised scheduling order, which resumed discovery and set out remaining case deadlines.
In February 2017, Jean Vineyard and Judy Mesirov each filed a shareholder derivative lawsuit in the U.S. District Court for the Northern District of Georgia. Each of these lawsuits names as defendants Southern Company, certain of its directors, certain of its current and former officers, and certain former Mississippi Power officers. In 2017, these two shareholder derivative lawsuits were consolidated in the U.S. District Court for the Northern District of Georgia. The complaints allege that the defendants caused Southern Company to make false or misleading statements regarding the Kemper County energy facility cost and schedule. Further, the complaints allege that the defendants were unjustly enriched and caused the waste of corporate assets and also allege that the individual defendants violated their fiduciary duties. Each plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and, on each plaintiff's own behalf, attorneys' fees and costs in bringing the lawsuit. Each plaintiff also seeks certain changes to Southern Company's corporate governance and internal processes. In 2018, the court entered an order staying this lawsuit until 30 days after the resolution of any dispositive motions or any settlement, whichever is earlier, in the securities class action.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

In May 2017, Helen E. Piper Survivor's Trust filed a shareholder derivative lawsuit in the Superior Court of Gwinnett County, Georgia that names as defendants Southern Company, certain of its directors, certain of its current and former officers, and certain former Mississippi Power officers. The complaint alleges that the individual defendants, among other things, breached their fiduciary duties in connection with schedule delays and cost overruns associated with the construction of the Kemper County energy facility. The complaint further alleges that the individual defendants authorized or failed to correct false and misleading statements regarding the Kemper County energy facility schedule and cost and failed to implement necessary internal controls to prevent harm to Southern Company. The plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and disgorgement of profits and, on its behalf, attorneys' fees and costs in bringing the lawsuit. The plaintiff also seeks certain unspecified changes to Southern Company's corporate governance and internal processes. In 2018, the court entered an order staying this lawsuit until 30 days after the resolution of any dispositive motions or any settlement, whichever is earlier, in the securities class action. In August 2019, the court granted a motion filed by the plaintiff in July 2019 to substitute a new named plaintiff, Martin J. Kobuck, in place of Helen E. Piper Survivor's Trust.
Georgia Power
In 2011, plaintiffs filed a putative class action against Georgia Power in the Superior Court of Fulton County, Georgia alleging that Georgia Power's collection in rates of amounts for municipal franchise fees (which fees are paid to municipalities) exceeded the amounts allowed in orders of the Georgia PSC and alleging certain state law claims. This case has been ruled upon and appealed numerous times over the last several years. In one recent appeal, the Georgia Supreme Court remanded the case and noted that the trial court could refer the matter to the Georgia PSC to interpret its tariffs. Following a motion by Georgia Power, in February 2019, the Superior Court of Fulton County ordered the parties to submit petitions to the Georgia PSC for a declaratory ruling and also conditionally certified the proposed class. In March 2019, Georgia Power and the plaintiffs filed petitions with the Georgia PSC seeking confirmation of the proper application of the municipal franchise fee schedule pursuant to the Georgia PSC's orders. Also in March 2019, Georgia Power appealed the class certification decision to the Georgia Court of Appeals. In October 2019, the Georgia PSC issued an order that found Georgia Power has appropriately implemented the municipal franchise fee schedule. On March 11, 2020, the Georgia Court of Appeals vacated the Superior Court of Fulton County's February 2019 order granting conditional class certification. The Court of Appeals remanded the case to the Superior Court of Fulton County for further proceedings. The amount of any possible losses cannot be calculated at this time because, among other factors, it is unknown whether a class will be certified, the ultimate composition of any class, and whether any losses would be subject to recovery from any municipalities.
On July 29, 2020, a group of individual plaintiffs filed a complaint in the Superior Court of Fulton County, Georgia against Georgia Power alleging that releases from Plant Scherer have impacted groundwater, surface water, and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages, a medical monitoring fund, and injunctive relief.
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
In November 2018, Ray C. Turnage and 10 other individual plaintiffs filed a putative class action complaint against Mississippi Power and the three then-serving members of the Mississippi PSC in the U.S. District Court for the Southern District of Mississippi. Mississippi Power received Mississippi PSC approval in 2013 to charge a mirror CWIP rate premised upon including in its rate base pre-construction and construction costs for the Kemper IGCC prior to placing the Kemper IGCC into service. The Mississippi Supreme Court reversed that approval and ordered Mississippi Power to refund the amounts paid by customers under the previously-approved mirror CWIP rate. The plaintiffs allege that the initial approval process, and the amount approved, were improper. They also allege that Mississippi Power underpaid customers by up to $23.5 million in the refund process by applying an incorrect interest rate. The plaintiffs seek to recover, on behalf of themselves and their putative class, actual damages, punitive damages, pre-judgment interest, post-judgment interest, attorney's fees, and costs. In response to Mississippi Power and the Mississippi PSC each filing a motion to dismiss, the plaintiffs filed an amended complaint in March 2019. The amended complaint included four additional plaintiffs and additional claims for gross negligence, reckless conduct, and intentional wrongdoing. Mississippi Power and the Mississippi PSC have each filed a motion to dismiss the amended complaint. On March 27, 2020, the Mississippi PSC's motion to dismiss was granted. Also on March 27, 2020, the plaintiffs filed a motion seeking to name the new members of the Mississippi PSC, the Mississippi Development Authority, and Southern Company as additional defendants and add a cause of action against all defendants based on a dormant commerce clause theory under the U.S. Constitution. On April 9, 2020 and April 10, 2020, Mississippi Power and the Mississippi PSC, respectively, filed responses opposing the motion for leave to file a second amended complaint. On May 26, 2020, Mississippi Power's motion to dismiss the first amended complaint filed in 2019 was granted. On July 6, 2020, the plaintiffs filed a motion for revision of the court's decision. The plaintiffs' motion for leave to file a second amended complaint also remains pending before the court. An adverse outcome in this proceeding could have a material impact on Mississippi Power's financial statements.
See Note 2 to the financial statements under "Mississippi Power – Kemper County Energy Facility" in Item 8 of the Form 10-K for additional information.
Other Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters" in Item 7 of the Form 10-K for additional information.
Southern Company
See Notes 1 and 3 under "Leveraged Leases" and "Other Matters – Southern Company," respectively, in Item 8 of the Form 10-K for discussion of challenges associated with a leveraged lease agreement with a subsidiary of Southern Holdings. While all required lease payments through June 30, 2020 have been paid in full, the operational and remarketing risks and the resulting cash liquidity challenges persist and significant concerns continue regarding the lessee's ability to make the remaining required semi-annual lease payments to the Southern Holdings subsidiary through the term of the lease.
In its annual impairment analysis of the expected residual value of the generation assets and the overall collectability of the related lease receivable, Southern Company uses multiple scenarios of long-term market energy prices to estimate the cash flows expected to be received from remarketing the generation assets following the expiration of the existing PPA in 2032 and the residual value of the generation assets at the end of the lease in 2047. Southern Company received the latest annual forecasts of natural gas prices during the second quarter 2020 and considered the significant decline in forecasted prices to be an indicator of potential impairment that required an interim impairment assessment. Accordingly, consistent with prior years, Southern Company evaluated the

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

recoverability of the lease receivable and the expected residual value of the generation assets under various natural gas price scenarios. Based on the current forecasts of energy prices in the years following the expiration of the existing PPA, Southern Company concluded that it is no longer probable that any of the associated rental payments will be received, because it is no longer probable the generation assets will be successfully remarketed and continue to operate after that date. During the second quarter 2020, Southern Company revised the estimated cash flows to be received under the leveraged lease to reflect this conclusion, which resulted in a full impairment of the lease investment and a pre-tax charge to earnings of $154 million ($74 million after tax).
If any future lease payment due prior to the expiration of the associated PPA is not paid in full, the Southern Holdings subsidiary may be unable to make its corresponding payment to the holders of the underlying non-recourse debt related to the generation assets. Failure to make the required payment to the debtholders could represent an event of default that would give the debtholders the right to foreclose on, and take ownership of, the generation assets, in effect terminating the lease. As the full amount of the lease investment has been charged against earnings as of June 30, 2020, termination would not be expected to result in additional charges. Southern Company will continue to monitor the operational performance of the underlying assets and evaluate the ability of the lessee to continue to make the required lease payments and meet its obligations associated with a future closure or retirement of the generation assets and associated properties, including the dry ash landfill.
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
Dismantlement of the abandoned gasifier-related assets and site restoration activities are expected to be completed in 2025. The additional pre-tax period costs associated with dismantlement and site restoration activities, including related costs for compliance and safety, ARO accretion, and property taxes, are estimated to total $5 million for the remainder of 2020, $16 million in 2021, and $11 million to $13 million annually in 2022 through 2025. In addition, closure costs for the mine and gasifier-related assets, currently estimated at up to $6 million pre-tax (excluding dismantlement costs, net of salvage), may be incurred during the remainder of 2020.
In December 2019, Mississippi Power transferred ownership of the CO2 pipeline to an unrelated gas pipeline company, with no resulting impact on income. In conjunction with the transfer of the CO2 pipeline, the parties agreed to enter into a 15-year firm transportation agreement, which is expected to be signed by the end of 2020, providing for the conversion by the pipeline company of the CO2 pipeline to a natural gas pipeline to be used for the delivery of natural gas to Plant Ratcliffe. The agreement will be treated as a finance lease for accounting purposes upon commencement.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Plant Daniel
In conjunction with Southern Company's sale of Gulf Power, Mississippi Power and Gulf Power agreed to seek a restructuring of their 50% undivided ownership interests in Plant Daniel such that each of them would, after the restructuring, own 100% of a generating unit. On April 24, 2020, Mississippi Power and Gulf Power amended the terms of the agreement to extend the deadline from May 1, 2020 to August 1, 2020 for Mississippi Power to notify Gulf Power of which generating unit it has selected for 100% ownership. Mississippi Power and Gulf Power are continuing negotiations on a mutually acceptable revised operating agreement for Plant Daniel and, as a result, the parties have agreed not to select a specific unit on August 1, 2020. The impacts of operating the units on an individual basis continue to be evaluated by Mississippi Power and any transfer of ownership would be subject to approval by the FERC and the Mississippi PSC. The ultimate outcome of this matter cannot be determined at this time.
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
In the second quarter 2018, Georgia Power revised its base capital cost forecast and contingency to complete construction and start-up of Plant Vogtle Units 3 and 4 to $8.0 billion and $0.4 billion, respectively, for a total project capital cost forecast of $8.4 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds). Through the second quarter 2020, assignment of construction contingency to the base capital cost forecast exceeded the amount originally established in the second quarter 2018 by approximately $34 million. As a result, Southern Nuclear recommended establishing additional construction contingency, of which Georgia Power's share is $115 million.
After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in these future regulatory proceedings, Georgia Power recorded a total pre-tax charge to income of $1.1 billion ($0.8 billion after tax) in the second quarter 2018 and a total pre-tax charge to income of $149 million ($111 million after tax) in the second quarter 2020.
In July 2020, Southern Nuclear updated its aggressive site work plan for both Unit 3 and Unit 4. To meet the targets in the July 2020 aggressive site work plan, absenteeism rates must continue to normalize and overall construction productivity and production levels, including subcontractors, must significantly improve and be sustained above pre-pandemic levels. In addition, appropriate levels of craft laborers, particularly electrical and pipefitter craft labor, must be added and maintained. While Southern Nuclear's July 2020 aggressive site work plan extended milestone dates from the February 2020 aggressive site work plan, Georgia Power still expects to achieve the regulatory-approved in-service dates of November 2021 and November 2022 for Plant Vogtle Units 3 and 4, respectively. The continuing effects of the COVID-19 pandemic and other factors could further disrupt or delay construction, testing, supervisory, and support activities at Plant Vogtle Units 3 and 4.
The ultimate impact of these matters on the construction schedule and budget for Plant Vogtle Units 3 and 4 cannot be determined at this time. See Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for additional information.

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
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" in Item 7 of the Form 10-K for additional information. The financial condition of each Registrant remained stable at June 30, 2020. The Registrants have maintained adequate access to capital throughout 2020, including during periods of volatility in the financial markets. This volatility began to constrain access across the Southern Company system to commercial paper during certain periods. As a precautionary measure, in the first quarter 2020, Southern Company, Georgia Power, Mississippi Power, and Southern Company Gas increased their outstanding short-term debt while also increasing cash and cash equivalents by taking actions such as entering into new bank term loans, entering into and funding new committed and uncommitted credit facilities, funding existing uncommitted credit facilities, and issuing commercial paper with longer-date maturities when available. No material changes occurred in the terms of the applicable Registrants' bank credit arrangements or their interest expense on short-term debt as a result of these actions.
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
At the end of the second quarter 2020, the market price of Southern Company's common stock was $51.85 per share (based on the closing price as reported on the NYSE) and the book value was $26.20 per share, representing a market-to-book ratio of 198%, compared to $63.70, $26.11, and 244%, respectively, at the end of 2019. Southern Company's common stock dividend for the second quarter 2020 was $0.64 per share compared to $0.62 per share in the second quarter 2019.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Analysis of Cash Flows
Net cash flows provided from (used for) operating, investing, and financing activities for the six months ended June 30, 2020 and 2019 are presented in the following table:

Net cash provided from (used for):	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Six Months Ended June 30, 2020
Operating activities	$2,847	$674	$1,124	$71	$195	$1,046
Investing activities	(2,655)	(783)	(1,659)	(145)	490	(570)
Financing activities	(285)	116	869	(178)	(808)	(401)

Six Months Ended June 30, 2019
Operating activities	$2,513	695	$1,112	$60	$719	$931
Investing activities	1,002	(1,002)	(1,834)	(128)	254	(586)
Financing activities	(3,648)	617	620	(26)	(784)	(355)
Fluctuations in cash flows from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Southern Company
Net cash provided from operating activities increased $0.3 billion for the six months ended June 30, 2020 as compared to the corresponding period in 2019 primarily due to the timing of vendor payments and income tax payments, as well as increased fuel cost recovery, partially offset by the timing of receivable collections and customer bill credits issued in 2020 by Alabama Power and Georgia Power. See FUTURE EARNINGS POTENTIAL – "Tax Matters" herein and Note 2 to the financial statements under "Alabama Power" and "Georgia Power" in Item 8 of the Form 10-K for additional information.
The net cash used for investing activities for the six months ended June 30, 2020 was primarily due to the Subsidiary Registrants' construction programs, partially offset by proceeds from the sale transactions described in Note (K) to the Condensed Financial Statements herein.
The net cash used for financing activities for the six months ended June 30, 2020 was primarily due to common stock dividend payments and net repayments of short-term bank debt and commercial paper, partially offset by net issuances of long-term debt.
Alabama Power
Net cash provided from operating activities decreased $21 million for the six months ended June 30, 2020 as compared to the corresponding period in 2019 primarily due to Rate RSE customer refunds, partially offset by the timing of income tax payments. See Note 2 to the financial statements under "Alabama Power – Rate RSE" in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Tax Matters" herein for additional information.
The net cash used for investing activities for the six months ended June 30, 2020 was primarily due to gross property additions.
The net cash provided from financing activities for the six months ended June 30, 2020 was primarily due to capital contributions from Southern Company, partially offset by common stock dividend payments.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Georgia Power
Net cash provided from operating activities increased $12 million for the six months ended June 30, 2020 as compared to the corresponding period in 2019 primarily due to the timing of income tax payments and increased fuel cost recovery, partially offset by customer bill credits issued in 2020 associated with Tax Reform and 2018 earnings in excess of the allowed retail ROE range. See FUTURE EARNINGS POTENTIAL – "Tax Matters" herein and Note 2 to the financial statements under "Georgia Power – Rate Plans" in Item 8 of the Form 10-K for additional information.
The net cash used for investing activities for the six months ended June 30, 2020 was primarily due to gross property additions, including approximately $690 million related to the construction of Plant Vogtle Units 3 and 4. See FUTURE EARNINGS POTENTIAL – "Construction Programs – Nuclear Construction" herein for additional information on construction of Plant Vogtle Units 3 and 4.
The net cash provided from financing activities for the six months ended June 30, 2020 was primarily due to issuances of senior notes, borrowings from the FFB for construction of Plant Vogtle Units 3 and 4, capital contributions from Southern Company, and short-term borrowings, partially offset by the redemption and maturity of senior notes and common stock dividend payments.
Mississippi Power
Net cash provided from operating activities increased $11 million for the six months ended June 30, 2020 as compared to the corresponding period in 2019 primarily due to the timing of income tax payments.
The net cash used for investing activities for the six months ended June 30, 2020 was primarily due to gross property additions.
The net cash used for financing activities for the six months ended June 30, 2020 was primarily due to the redemption of senior notes and a return of capital to Southern Company, partially offset by debt issuances and capital contributions from Southern Company.
Southern Power
Net cash provided from operating activities decreased $524 million for the six months ended June 30, 2020 as compared to the corresponding period in 2019 primarily due to the delay in utilization of tax credits in the first half of 2020 compared to the utilization of $427 million in income tax credits in the first half of 2019. See FUTURE EARNINGS POTENTIAL – "Tax Matters" herein for additional information.
The net cash provided from investing activities for the six months ended June 30, 2020 was primarily due to proceeds from the disposition of Plant Mankato, partially offset by the acquisition of the Beech Ridge II wind facility and ongoing construction activities. See Note (K) to the Condensed Financial Statement under "Southern Power" herein for additional information.
The net cash used for financing activities for the six months ended June 30, 2020 was primarily due to net repayments of short-term bank debt and commercial paper, the repayment of senior notes at maturity, distributions to non-controlling interests, and common stock dividend payments, partially offset by contributions from non-controlling interests.
Southern Company Gas
Net cash provided from operating activities increased $115 million for the six months ended June 30, 2020 as compared to the corresponding period in 2019 primarily due to the timing of vendor payments and income tax payments, partially offset by the timing of customer receivable collections and an increase in the use of stored natural gas at lower prices.
The net cash used for investing activities for the six months ended June 30, 2020 was primarily due to utility capital expenditures and infrastructure investments recovered through replacement programs at gas distribution operations and capital contributed to equity method investments, partially offset by proceeds from the sale of interests in

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Pivotal LNG and Atlantic Coast Pipeline. See Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
The net cash used for financing activities for the six months ended June 30, 2020 was primarily due to net repayments of short-term borrowings and common stock dividend payments, partially offset by capital contributions from Southern Company.
Significant Balance Sheet Changes
Southern Company
Significant balance sheet changes for the six months ended June 30, 2020 included:

•	an increase of $1.9 billion in total property, plant, and equipment primarily related to the Subsidiary Registrants' construction programs;

•	an increase of $1.9 billion in long-term debt (including amounts due within one year) related to new issuances;

•	a decrease of $0.9 billion in notes payable related to net repayments of short-term bank debt and commercial paper;

•
a decrease of $0.8 billion in assets held for sale related to the completion of Southern Power's sale of Plant Mankato and Southern Company Gas' sale of its interests in Pivotal LNG and Atlantic Coast Pipeline;

•	increases of $0.5 billion in both AROs and regulatory assets associated with AROs primarily related to cost estimate updates at Alabama Power for certain of its ash pond facilities; and

•	an increase of $0.4 billion in accumulated deferred income taxes related to the expected utilization of tax credits in 2020.
See FUTURE EARNINGS POTENTIAL – "Tax Matters" herein, "Financing Activities" herein, and Notes (A) and (K) to the Condensed Financial Statements herein for additional information.
Alabama Power
Significant balance sheet changes for the six months ended June 30, 2020 included:

•	an increase of $715 million in common stockholder's equity primarily due to capital contributions from Southern Company;

•	increases of $436 million and $472 million in AROs and regulatory assets associated with AROs, respectively, primarily related to cost estimate updates for certain ash pond facilities; and

•
an increase of $408 million in total property, plant, and equipment primarily related to the construction of distribution and transmission facilities and the installation of equipment to comply with environmental standards.

See Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Georgia Power
Significant balance sheet changes for the six months ended June 30, 2020 included:

•
an increase of $1.3 billion in total property, plant, and equipment primarily related to the construction of generation, transmission, and distribution facilities, partially offset by a $149 million decrease due to a charge related to the construction of Plant Vogtle Units 3 and 4;

•
an increase of $1.1 billion in long-term debt (including securities due within one year) primarily due to a net increase in outstanding senior notes and borrowings from the FFB for construction of Plant Vogtle Units 3 and 4; and

•	an increase of $0.4 billion in common stockholder's equity primarily due to capital contributions from Southern Company.
See "Financing Activities – Georgia Power" herein and Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information.
Mississippi Power
Significant balance sheet changes for the six months ended June 30, 2020 included:

•
a decrease of $252 million in cash and cash equivalents and a decrease of $185 million in long-term debt (including amounts due within one year) primarily related to the repayment of senior notes at maturity;

•	an increase of $72 million in common stockholder's equity primarily due to a capital contribution from Southern Company;

•
a decrease of $42 million in deferred credits related to income taxes due to reclassifying certain amounts to other regulatory liabilities, current for the expected flowback of excess deferred income taxes; and

•
an increase of $38 million in total property, plant, and equipment primarily related to the installation of equipment to comply with environmental standards and the construction of transmission and distribution facilities.

See "Financing Activities – Mississippi Power" herein for additional information.
Southern Power
Significant balance sheet changes for the six months ended June 30, 2020 included:

•	a decrease of $618 million in assets held for sale (of which $17 million related to current assets) due to completion of the sale of Plant Mankato;

•	a decrease of $457 million in notes payable due to net repayments of short-term bank debt and commercial paper;

•	an increase of $366 million in prepaid income taxes and a decrease of $395 million in accumulated deferred income tax assets primarily related to the expected utilization of tax credits in 2020;

•
an increase of $364 million in property, plant, and equipment in service and a decrease of $201 million in construction work in progress primarily due to wind facilities being acquired or placed in service; and

•	a decrease of $299 million in securities due within one year primarily related to the maturity of senior notes.
See FUTURE EARNINGS POTENTIAL – "Tax Matters" herein, "Financing Activities – Southern Power" herein, and Note (K) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Southern Company Gas
Significant balance sheet changes for the six months ended June 30, 2020 included:

•	an increase of $477 million in total property, plant, and equipment primarily due to utility capital expenditures and infrastructure investments recovered through replacement programs;

•	a decrease of $321 million in notes payable due to net repayments of short-term borrowings;

•	an increase of $263 million in common stockholder's equity primarily from net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;

•	a decrease of $197 million in natural gas for sale due to the use of stored natural gas;

•	a decrease of $171 million in assets held for sale due to the completed sale of interests in Pivotal LNG and Atlantic Coast Pipeline;

•	decreases of $155 million and $158 million in energy marketing receivables and payables, respectively, due to lower natural gas prices and volumes of natural gas sold; and

•	a decrease of $126 million in unbilled revenues due to seasonality.
See "Financing Activities – Southern Company Gas" herein and Note (K) to the Condensed Financial Statements herein for additional information.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements" and "Contractual Obligations" in Item 7 of the Form 10-K for a description of the Registrants' capital requirements and contractual obligations. The following table provides the applicable Registrants' maturities of long-term debt through June 30, 2021:

At June 30, 2020:	Southern Company	Alabama Power	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
Securities due within one year	$1,596	$496	$536	$525	$31
See "Sources of Capital" and "Financing Activities" herein for additional information.
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
As a result of the second quarter 2020 increase in Alabama Power's AROs discussed under FUTURE EARNINGS POTENTIAL – "Environmental Matters" herein, Alabama Power's costs through 2024 associated with closure and monitoring of ash ponds and landfills in accordance with the CCR Rule and the related state rule are currently estimated to be approximately $263 million for 2020, $247 million for 2021, $301 million for 2022, $330 million for 2023, and $326 million for 2024. These costs are reflected in Alabama Power's ARO liabilities and are based on closure-in-place for all of its ash ponds. These anticipated costs are likely to change, and could change materially, as assumptions and details pertaining to closure are refined and compliance activities continue. See FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" in Item 8 of the Form 10-K and Note (A) to the Condensed Financial Statements herein for additional information.
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
The traditional electric operating companies and the natural gas distribution utilities have experienced a reduction in operating cash flows as a result of the temporary suspension of disconnections for non-payment by customers resulting from the COVID-19 pandemic and the related overall economic contraction. The U.S. House of Representatives has passed the Heroes Act, which would prohibit creditors, including utilities, from collecting consumer debts that are or become past-due, imposing late fees, or disconnecting customers for nonpayment. If the Heroes Act becomes law, its restrictions would apply until 120 days after the end of the presidential declared emergency related to the COVID-19 pandemic. While the reduction in operating cash flows is expected to continue while disconnections for non-payment are suspended, the ultimate extent of the negative impact on the Registrants' liquidity depends on the duration of the COVID-19 pandemic and the timing of economic recovery and cannot be determined at this time. The Registrants intend to continue to monitor their access to short-term and long-term capital markets as well as their bank credit arrangements to meet future capital and liquidity needs. See Note (B) to the Condensed Financial Statements herein for information regarding suspended disconnections for non-payment by the traditional electric operating companies and the natural gas distribution utilities.
The amount, type, and timing of any financings in 2020, as well as in subsequent years, will be contingent on investment opportunities and the Registrants' capital requirements and will depend upon prevailing market conditions, regulatory approvals (for the Subsidiary Registrants), and other factors. See "Capital Requirements and Contractual Obligations" herein for additional information. Also see "Overview" herein for information on volatility in the financial markets that has occurred at certain periods during 2020 as a result of the COVID-19 pandemic.
Southern Power utilizes tax equity partnerships as one of its financing sources, where the tax partner takes significantly all of the federal tax benefits. These tax equity partnerships are consolidated in Southern Power's financial statements and are accounted for using HLBV methodology to allocate partnership gains and losses. In June 2020, Southern Power obtained tax equity funding for the Reading wind project and received proceeds of $156 million. In addition, during the first six months of 2020, Southern Power received tax equity funding totaling $16

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

million from existing partnerships. See Note 1 to the financial statements under "General" in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
By regulation, Nicor Gas is restricted, to the extent of its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At June 30, 2020, the amount of subsidiary retained earnings restricted to dividend totaled $1.1 billion. This restriction did not impact Southern Company Gas' ability to meet its cash obligations, nor does management expect such restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" in Item 7 of the Form 10-K for additional information.
The Registrants' current liabilities frequently exceed their current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. The following table shows the amount by which current liabilities exceeded current assets at June 30, 2020 for the applicable Registrants:

At June 30, 2020	Southern Company	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Current liabilities in excess of current assets	$265	$1,132	$70	$209
The Registrants believe the need for working capital can be adequately met by utilizing operating cash flows, as well as commercial paper, lines of credit, and short-term bank notes, as market conditions permit. In addition, under certain circumstances, the Subsidiary Registrants may utilize equity contributions and/or loans from Southern Company.
Bank Credit Arrangements
At June 30, 2020, the Registrants' unused committed credit arrangements with banks were as follows:

At June 30, 2020	Southern Company parent	Alabama Power	Georgia Power	Mississippi Power	Southern Power(a)	Southern Company Gas(b)	SEGCO	Southern Company
	(in millions)
Unused committed credit	$1,999	$1,328	$1,733	$250	$590	$1,745	$30	$7,675

(a)
At June 30, 2020, Southern Power also had two continuing letters of credit facilities for standby letters of credit, of which $79 million was unused. Southern Power's subsidiaries are not parties to its bank credit arrangement or to the letter of credit facilities.

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
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at June 30, 2020 was approximately $1.4 billion (comprised of approximately $854 million at Alabama Power, $550 million at Georgia Power, and $34 million at Mississippi Power). In addition, at June 30, 2020, Georgia Power had approximately $257 million of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months.
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

	Short-term Debt at June 30, 2020		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Southern Company	$1,185	1.2%	$1,317	1.6%	$1,738
Alabama Power	—	—	42	1.3	105
Georgia Power	465	1.5	443	1.6	478
Mississippi Power	4	0.3	26	1.9	40
Southern Power	92	0.3	68	0.5	252
Southern Company Gas:
Southern Company Gas Capital	$290	1.1%	$332	1.6%	$482
Nicor Gas	39	0.2	25	1.4	104
Southern Company Gas Total	$329	1.0%	$357	1.6%

(*)	Average and maximum amounts are based upon daily balances during the three-month period ended June 30, 2020.
Financing Activities
The following table outlines the Registrants' long-term debt financing activities for the first six months of 2020:

	Senior Notes		Revenue Bonds		Other Long-Term Debt
Company	Issuances	Maturities, Redemptions, and Repurchases	Issuances/ Remarketings	Maturities, Redemptions, and Repurchases	Issuances	Redemptions and Maturities(*)
	(in millions)
Southern Company parent	$1,000	$600	$—	$—	$1,000	$—
Alabama Power	—	—	87	87	—	—
Georgia Power	1,500	950	53	148	519	35
Mississippi Power	—	275	34	41	100	—
Southern Power	—	300	—	—	—	—
Other	—	—	—	—	—	8
Southern Company	$2,500	$2,125	$174	$276	$1,619	$43

(*)	Includes reductions in finance lease obligations resulting from cash payments under finance leases and, for Georgia Power, principal amortization payments for FFB borrowings.

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
Southern Company
During the first six months of 2020, Southern Company issued approximately 2.9 million shares of common stock primarily through employee equity compensation plans and received proceeds of approximately $59 million.
In January 2020, Southern Company issued $1.0 billion aggregate principal amount of Series 2020A 4.95% Junior Subordinated Notes due January 30, 2080.
In March 2020, Southern Company borrowed $250 million pursuant to a short-term uncommitted bank credit arrangement, bearing interest at a rate agreed upon by Southern Company and the bank from time to time and payable on demand, following specified notice by the bank. In April 2020, Southern Company repaid $50 million of the $250 million borrowed.
Also in March 2020, Southern Company entered into a $75 million short-term floating rate bank loan bearing interest based on one-month LIBOR.
In April 2020, Southern Company issued $1.0 billion aggregate principal amount of Series 2020A 3.70% Senior Notes due April 30, 2030.
In May 2020, Southern Company redeemed all $600 million aggregate principal amount of its Series 2015A 2.750% Senior Notes due June 15, 2020.
Alabama Power
In March 2020, Alabama Power purchased and held approximately $87 million aggregate principal amount of The Industrial Development Board of the City of Mobile, Alabama Pollution Control Revenue Bonds (Alabama Power Company Plant Barry Project), Series 2007-A, which were remarketed to the public in June 2020.
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
In February 2020, Georgia Power redeemed all $500 million aggregate principal amount of its Series 2017C 2.00% Senior Notes due September 8, 2020.
Also in February 2020, Georgia Power purchased and held approximately $28 million, $49 million, and $18 million aggregate principal amounts of Development Authority of Monroe County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Scherer Project), Second Series 2006, First Series 2012, and First Series 2013, respectively, which may be remarketed to the public at a later date.
In March 2020, Georgia Power repaid at maturity $450 million aggregate principal amount of its Series 2017A 2.00% Senior Notes.
Also in March 2020, Georgia Power purchased and subsequently remarketed to the public approximately $53 million of pollution control revenue bonds.
Also in March 2020, Georgia Power extended one of its $125 million short-term floating rate bank loans to a long-term term loan, which matures in June 2021, and borrowed $200 million pursuant to a $250 million short-term uncommitted bank credit arrangement, which bears interest at a rate agreed upon by Georgia Power and the bank

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

from time to time and is payable on demand, following specified notice by the bank. In April 2020, Georgia Power borrowed the remaining $50 million pursuant to this bank credit arrangement.
In June 2020, Georgia Power extended its other $125 million short-term floating rate bank loan, which matures in December 2020.
Also in June 2020, Georgia Power made additional borrowings under the FFB Credit Facilities in an aggregate principal amount of $519 million at an interest rate of 1.652% through the final maturity date of February 20, 2044. The proceeds were used to reimburse Georgia Power for Eligible Project Costs relating to the construction of Plant Vogtle Units 3 and 4. During the six months ended June 30, 2020, Georgia Power made principal amortization payments of $32 million under the FFB Credit Facilities. At June 30, 2020, the outstanding principal balance under the FFB Credit Facilities was $4.3 billion. See Note 8 to the financial statements under "Long-Term Debt – DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information.
Mississippi Power
In February 2020, Mississippi Power entered into $60 million and $15 million floating rate bank term loans, which mature in December 2021 and January 2022, respectively, each bearing interest based on one-month LIBOR.
In March 2020, Mississippi Power entered into a $125 million revolving credit arrangement that matures in March 2023 and borrowed $40 million (short term) and $25 million (long term) pursuant to the arrangement, each bearing interest based on one-month LIBOR. In May 2020, Mississippi Power repaid the $40 million short-term portion.
In March 2020, Mississippi Power repaid at maturity the remaining $275 million aggregate principal amount of its Series 2018A Floating Rate Senior Notes.
In April 2020, Mississippi Power purchased and held approximately $11 million, $14 million, and $9 million aggregate principal amount of Mississippi Business Finance Corporation Solid Waste Disposal Facilities Revenue Bonds, Series 1995 (Mississippi Power Company Project), Solid Waste Disposal Facilities Revenue Refunding Bonds, Series 1998 (Mississippi Power Company Project), and Revenue Bonds, Series 1999 (Mississippi Power Company Project), respectively, which were remarketed to the public in May 2020.
Also in April 2020, Mississippi Power redeemed approximately $7 million aggregate principal amount of The Industrial Development Board of the City of Eutaw, Alabama Pollution Control Revenue Refunding Bonds, Series 1992 (Mississippi Power Greene County Plant Project) due December 1, 2020.
Southern Power
In February 2020, Southern Power repaid its $100 million short-term floating rate bank loan entered into in December 2019.
In June 2020, Southern Power repaid at maturity $300 million aggregate principal amount of its Series 2015B 2.375% Senior Notes.
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
Credit Rating Risk
At June 30, 2020, the Registrants did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.

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
The maximum potential collateral requirements under these contracts at June 30, 2020 were as follows:

Credit Ratings	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
At BBB and/or Baa2	$36	$1	$—	$—	$35	$—
At BBB- and/or Baa3	428	2	61	1	366	—
At BB+ and/or Ba1 or below	1,926	319	899	265	1,188	7

(*)
Southern Power has PPAs that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPAs require credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade. Southern Power had $105 million of cash collateral posted related to PPA requirements at June 30, 2020.

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
Market Price Risk
Other than the Southern Company Gas items discussed below, there were no material changes to the Registrants' disclosures about market price risk during the second quarter 2020. For an in-depth discussion of Southern Company Gas' market price risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 of the Form 10-K. Also see "Overview" herein for information on volatility in the financial markets that has occurred at certain periods during 2020 resulting from the COVID-19 pandemic and Notes (I) and (J) to the Condensed Financial Statements herein for information relating to derivative instruments.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

For the periods presented below, the changes in net fair value of Southern Company Gas' derivative contracts were as follows:

	Second Quarter 2020	Second Quarter 2019	Year-to-Date 2020	Year-to-Date 2019
	(in millions)
Contracts outstanding at beginning of period, assets (liabilities), net	$17	$(128)	$72	$(167)
Contracts realized or otherwise settled	(8)	5	(99)	—
Current period changes(*)	17	33	53	77
Contracts outstanding at the end of period, assets (liabilities), net	$26	$(90)	$26	$(90)
Netting of cash collateral	114	178	114	178
Cash collateral and net fair value of contracts outstanding at end of period	$140	$88	$140	$88

(*)	Current period changes also include the fair value of new contracts entered into during the period, if any.
The maturities of Southern Company Gas' derivative contracts at June 30, 2020 were as follows:

		Fair Value Measurements
		June 30, 2020
	Total Fair Value	Maturity
		Year 1	Years 2 & 3	Years 4 and thereafter
	(in millions)
Level 1(a)	$(80)	$(46)	$(41)	$7
Level 2(b)	26	13	9	4
Level 3(c)	80	12	27	41
Fair value of contracts outstanding at end of period(d)	$26	$(21)	$(5)	$52

(a)	Valued using NYMEX futures prices.

(b)
Valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.

(c)	Valued using a combination of observable and unobservable inputs.

(d)	Excludes cash collateral of $114 million.

    Table of Contents                                Index to Financial Statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the six months ended June 30, 2020, there were no material changes to Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, and Southern Power's disclosures about market risk. For additional market risk disclosures relating to Southern Company Gas, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" herein. For an in-depth discussion of each Registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 of the Form 10-K and Note 1 to the financial statements under "Financial Instruments" and Notes 13 and 14 to the financial statements in Item 8 of the Form 10-K, as well as Notes (I) and (J) to the Condensed Financial Statements herein.
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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the second quarter 2020 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.

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
COVID-19 has been declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention and has spread globally, including throughout the United States. In response, most jurisdictions, including in the United States, have instituted restrictions on travel, public gatherings, and non-essential business operations. While some jurisdictions, including some in the Southern Company system's service territory, have begun to relax these restrictions, many of these restrictions remain and there is no guarantee restrictions will not be reimposed in the future. These restrictions have significantly disrupted economic activity in the service territories of the traditional electric operating companies and the natural gas distribution utilities and caused volatility in capital markets at certain periods during 2020. For example, retail electric revenues attributable to changes in sales decreased 3.0% in the second quarter 2020 as compared to the corresponding period in 2019, as discussed further in RESULTS OF OPERATIONS – "Southern Company – Retail Electric Revenues" in Item 2 herein. In addition, the traditional electric operating companies and the natural gas distribution utilities temporarily suspended disconnections for non-payment by customers and waived late fees for certain periods. The U.S. House of Representatives has passed the Heroes Act, which would prohibit creditors, including utilities, from collecting consumer debts that are or become past-due, imposing late fees, or disconnecting customers for nonpayment. If the Heroes Act becomes law, its restrictions would apply until 120 days after the end of the presidential declared emergency related to the COVID-19 pandemic. The effects of the continued COVID-19 pandemic and related responses could include extended disruptions to supply chains and capital markets, further reduced labor availability and productivity, and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on the Registrants, including continued reduced demand for energy, particularly from commercial and industrial customers, reduced cash flows and liquidity, impairment of goodwill or long-lived assets, reductions in investments recorded at fair value, and further impairment of the ability of the Registrants to develop, construct, and operate facilities, including electric generation, transmission, and distribution assets, to perform necessary corporate and customer service functions, and to access funds from financial institutions and capital markets. In addition, the COVID-19 pandemic could cause delays or cancellations to regulatory proceedings.
Further, the effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Plant Vogtle Units 3 and 4. In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site, including worker distancing measures, isolating individuals who have tested positive for COVID-19, are showing symptoms consistent with COVID-19, are being tested for COVID-19, or have been in close contact with such persons, requiring self-quarantine, and adopting additional precautionary measures. In April 2020, Georgia Power announced a reduction in workforce at Plant Vogtle Units 3 and 4, which totaled approximately 20% of the then-existing workforce. This reduction in workforce was a mitigation action intended to address the impact of the COVID-19 pandemic on the Plant Vogtle Units 3 and 4 workforce and construction site, including challenges with labor productivity that were exacerbated by the impact of the COVID-19 pandemic. The April 2020 workforce reduction was intended to provide operational efficiencies by increasing productivity of the remaining workforce and reducing workforce fatigue and absenteeism. Further, it was also intended to allow for increased social distancing by the workforce and facilitate compliance with the recommendations from the Centers for Disease Control and Prevention. The April 2020 workforce reduction did reduce absenteeism, providing an improvement in operational efficiency and allowing for increased social distancing. From the initial peak in April 2020, the number of active

Table of Contents

cases at the site declined significantly during May and early June, but began increasing again in mid-June and continues to impact productivity levels and pace of activity completion. As a result of these factors, overall production improvements have not been achieved at the levels anticipated, contributing to the allocation of, and increase in, construction contingency described in Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein. Georgia Power's proportionate share of the estimated incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is currently estimated to be between $70 million and $115 million, which is included in the total project capital cost forecast and assumes (i) absenteeism rates continue to normalize and (ii) the intended productivity efficiencies and production targets assumed in Southern Nuclear's July 2020 aggressive site work plan are realized in the coming months. However, the ultimate impact of the COVID-19 pandemic on the construction schedule and budget for Plant Vogtle Units 3 and 4 cannot be determined at this time.
Item 6. Exhibits.
The exhibits below with an asterisk (*) preceding the exhibit number are filed herewith. The remaining exhibits have previously been filed with the SEC and are incorporated herein by reference. The exhibits marked with a pound sign (#) are management contracts or compensatory plans or arrangements.

(3) Articles of Incorporation and By-Laws

Mississippi Power

	*	(d)1	-	Amended and Restated Articles of Incorporation of Mississippi Power, dated July 22, 2020.

	*	(d)2	-	Bylaws of Mississippi Power as amended effective July 22, 2020, and as presently in effect.

(10) Material Contracts

Alabama Power

#	*	(b)	-	Employment Agreement between Alabama Power and Gregory J. Barker effective June 8, 2020.

(24) Power of Attorney and Resolutions

Southern Company

		(a)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2019, File No. 1-3526 as Exhibit 24(a).)

Alabama Power

		(b)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2019, File No. 1-3164 as Exhibit 24(b).)

Georgia Power

		(c)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2019, File No. 1-6468 as Exhibit 24(c).)

Mississippi Power

		(d)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2019, File No. 001-11229 as Exhibit 24(d).)

Southern Power

		(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2019, File No. 001-37803 as Exhibit 24(e).)

	*	(e)2	-	Power of Attorney of Christopher Cummiskey.

    Table of Contents                                Index to Financial Statements

Southern Company Gas

	(f)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2019, File No. 1-14174 as Exhibit 24(f).)

(31) Section 302 Certifications

Southern Company

*	(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(d)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)1	-	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(e)2	-	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)1	-	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(f)2	-	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

*	(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

    Table of Contents                                Index to Financial Statements

Georgia Power

*	(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)	-	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)	-	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101) Interactive Data Files

*	INS	-	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
*	SCH	-	XBRL Taxonomy Extension Schema Document
*	CAL	-	XBRL Taxonomy Calculation Linkbase Document
*	DEF	-	XBRL Definition Linkbase Document
*	LAB	-	XBRL Taxonomy Label Linkbase Document
*	PRE	-	XBRL Taxonomy Presentation Linkbase Document

(104) Cover Page Interactive Data File
*			Formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

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
Date: July 29, 2020

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
Date: July 29, 2020

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
Date: July 29, 2020

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
Date: July 29, 2020

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

SOUTHERN POWER COMPANY

By	Christopher Cummiskey
Chief Executive Officer
(Principal Executive Officer)

By	Elliott L. Spencer
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: July 29, 2020

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
Date: July 29, 2020