Form 10-Q
period 2020-09-30
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; MISSISSIPPI POWER CO; SOUTHERN Co GAS; SOUTHERN POWER CO
filed 2020-10-29
CIK 92122, 3153, 41091, 66904, 1004155, 1160661

    Table of Contents                                Index to Financial Statements
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
(A Georgia Corporation)
Ten Peachtree Place, N.E.
Atlanta, Georgia 30309
(404) 584-4000

    Table of Contents                                Index to Financial Statements
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
The Southern Company	Common Stock, par value $5 per share	SO	New York Stock Exchange
(NYSE)
The Southern Company	Series 2015A 6.25% Junior Subordinated Notes due 2075	SOJA	NYSE
The Southern Company	Series 2016A 5.25% Junior Subordinated Notes due 2076	SOJB	NYSE
The Southern Company	Series 2017B 5.25% Junior Subordinated Notes due 2077	SOJC	NYSE
The Southern Company	2019 Series A Corporate Units	SOLN	NYSE
The Southern Company	Series 2020A 4.95% Junior Subordinated Notes due 2080	SOJD	NYSE
The Southern Company	Series 2020C 4.20% Junior Subordinated Notes due 2060	SOJE	NYSE
Alabama Power Company	5.00% Series Class A Preferred Stock	ALP PR Q	NYSE
Georgia Power Company	Series 2017A 5.00% Junior Subordinated Notes due 2077	GPJA	NYSE
Southern Power Company	Series 2016A 1.000% Senior Notes due 2022	SO/22B	NYSE
Southern Power Company	Series 2016B 1.850% Senior Notes due 2026	SO/26A	NYSE
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

Registrant	Description of Common Stock	Shares Outstanding at September 30, 2020
The Southern Company	Par Value $5 Per Share	1,056,241,993
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
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

    Table of Contents                                Index to Financial Statements
TABLE OF CONTENTS

		Page

	Definitions	4
	Cautionary Statement Regarding Forward-Looking Information	8

	PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	104
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	181
Item 4.	Controls and Procedures	181

	PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	182
Item 1A.	Risk Factors	182
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3.	Defaults Upon Senior Securities	Inapplicable
Item 4.	Mine Safety Disclosures	Inapplicable
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits	183

	Signatures	186

    Table of Contents                                Index to Financial Statements

DEFINITIONS

Term	Meaning
2013 ARP	Alternate Rate Plan approved by the Georgia PSC in 2013 for Georgia Power for the years 2014 through 2016 and subsequently extended through 2019
2019 ARP	Alternate Rate Plan approved by the Georgia PSC in 2019 for Georgia Power for the years 2020 through 2022
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
Amended and Restated Loan Guarantee Agreement	Loan guarantee agreement entered into by Georgia Power with the DOE in 2014, as amended and restated in March 2019, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4
ARO	Asset retirement obligation
ASU	Accounting Standards Update
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a joint venture to construct and operate a natural gas pipeline in which Southern Company Gas held a 5% interest through March 24, 2020
Autauga Combined Cycle Acquisition	Alabama Power's August 31, 2020 acquisition of the Central Alabama Generation Station, an approximately 885-MW combined cycle generation facility in Autauga County, Alabama
Bechtel	Bechtel Power Corporation, the primary contractor for the remaining construction activities for Plant Vogtle Units 3 and 4
Bechtel Agreement	The October 23, 2017 construction completion agreement between the Vogtle Owners and Bechtel
CCR	Coal combustion residuals
CCR Rule	Disposal of Coal Combustion Residuals from Electric Utilities final rule published by the EPA in 2015
Chattanooga Gas	Chattanooga Gas Company, a wholly-owned subsidiary of Southern Company Gas
COD	Commercial operation date
Contractor Settlement Agreement	The December 31, 2015 agreement between Westinghouse and the Vogtle Owners resolving disputes between the Vogtle Owners and the EPC Contractor under the Vogtle 3 and 4 Agreement
COVID-19	The novel coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
CWIP	Construction work in progress
Dalton	City of Dalton, Georgia, an incorporated municipality in the State of Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
Dalton Pipeline	A pipeline facility in Georgia in which Southern Company Gas has a 50% undivided ownership interest
DOE	U.S. Department of Energy
ECO Plan	Mississippi Power's environmental compliance overview plan
Eligible Project Costs	Certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the loan guarantee program established under Title XVII of the Energy Policy Act of 2005
EPA	U.S. Environmental Protection Agency
EPC Contractor	Westinghouse and its affiliate, WECTEC Global Project Services Inc.; the former engineering, procurement, and construction contractor for Plant Vogtle Units 3 and 4
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
FFB Credit Facilities	Note purchase agreements among the DOE, Georgia Power, and the FFB and related promissory notes which provide for two multi-advance term loan facilities
Fitch	Fitch Ratings, Inc.

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
Form 10-K	Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas for the year ended December 31, 2019, as applicable
GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
GRAM	Atlanta Gas Light's Georgia Rate Adjustment Mechanism
Guarantee Settlement Agreement	The June 9, 2017 settlement agreement between the Vogtle Owners and Toshiba related to certain payment obligations of the EPC Contractor guaranteed by Toshiba
Gulf Power	Gulf Power Company, until January 1, 2019 a wholly-owned subsidiary of Southern Company
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November through March when Southern Company Gas' natural gas usage and operating revenues are generally higher
HLBV	Hypothetical liquidation at book value
IGCC	Integrated coal gasification combined cycle, the technology originally approved for Mississippi Power's Kemper County energy facility
IIC	Intercompany Interchange Contract
ITAAC	Inspections, Tests, Analyses, and Acceptance Criteria, standards established by the NRC
ITC	Investment tax credit
JEA	Jacksonville Electric Authority
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LOCOM	Lower of weighted average cost or current market price
LTSA	Long-term service agreement
Marketers	Marketers selling retail natural gas in Georgia and certificated by the Georgia PSC
MEAG Power	Municipal Electric Authority of Georgia
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MRA	Municipal and Rural Associations
MW	Megawatt
natural gas distribution utilities	Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas)
NCCR	Georgia Power's Nuclear Construction Cost Recovery
NDR	Alabama Power's Natural Disaster Reserve
NextEra Energy	NextEra Energy, Inc.
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange, Inc.
OCI	Other comprehensive income
Part A CCR Rule	Holistic Approach to Closure Part A final rule published by the EPA on August 28, 2020
PennEast Pipeline	PennEast Pipeline Company, LLC, a joint venture to construct and operate a natural gas pipeline in which Southern Company Gas has a 20% ownership interest
PEP	Mississippi Power's Performance Evaluation Plan
Pivotal LNG	Pivotal LNG, Inc., through March 24, 2020 a wholly-owned subsidiary of Southern Company Gas

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
PowerSecure	PowerSecure, Inc., a wholly-owned subsidiary of Southern Company
PPA	Power purchase agreements, as well as, for Southern Power, contracts for differences that provide the owner of a renewable facility a certain fixed price for the electricity sold to the grid
PSC	Public Service Commission
PTC	Production tax credit
Rate CNP	Alabama Power's Rate Certificated New Plant, consisting of Rate CNP New Plant, Rate CNP Compliance, and Rate CNP PPA
Rate ECR	Alabama Power's Rate Energy Cost Recovery
Rate NDR	Alabama Power's Rate Natural Disaster Reserve
Rate RSE	Alabama Power's Rate Stabilization and Equalization
Registrants	Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power Company, and Southern Company Gas
ROE	Return on equity
S&P	S&P Global Ratings, a division of S&P Global Inc.
SCS	Southern Company Services, Inc., the Southern Company system service company and a wholly-owned subsidiary of Southern Company
SEC	U.S. Securities and Exchange Commission
SNG	Southern Natural Gas Company, L.L.C., a pipeline system in which Southern Company Gas has a 50% ownership interest
Southern Company	The Southern Company
Southern Company Gas	Southern Company Gas and its subsidiaries
Southern Company Gas Capital	Southern Company Gas Capital Corporation, a 100%-owned subsidiary of Southern Company Gas
Southern Company power pool	The operating arrangement whereby the integrated generating resources of the traditional electric operating companies and Southern Power (excluding subsidiaries) are subject to joint commitment and dispatch in order to serve their combined load obligations
Southern Company system	Southern Company, the traditional electric operating companies, Southern Power, Southern Company Gas, Southern Electric Generating Company, Southern Nuclear, SCS, Southern Communications Services, Inc., PowerSecure, and other subsidiaries
Southern Holdings	Southern Company Holdings, Inc., a wholly-owned subsidiary of Southern Company
Southern Nuclear	Southern Nuclear Operating Company, Inc., a wholly-owned subsidiary of Southern Company
Southern Power	Southern Power Company and its subsidiaries
SouthStar	SouthStar Energy Services, LLC, a wholly-owned subsidiary of Southern Company Gas
SP Solar	SP Solar Holdings I, LP, a limited partnership indirectly owning substantially all of Southern Power's solar facilities, in which Southern Power has a 67% ownership interest
SP Wind	SP Wind Holdings II, LLC, a holding company owning a portfolio of eight operating wind facilities, in which Southern Power is the controlling partner in a tax equity arrangement
Subsidiary Registrants	Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas
Tax Reform	The impact of the Tax Cuts and Jobs Act, which became effective on January 1, 2018
Toshiba	Toshiba Corporation, the parent company of Westinghouse
traditional electric operating companies	Alabama Power, Georgia Power, and Mississippi Power
Triton	Triton Container Investments, LLC, an investment of Southern Company Gas through May 29, 2019
VCM	Vogtle Construction Monitoring
VIE	Variable interest entity
Virginia Commission	Virginia State Corporation Commission
Virginia Natural Gas	Virginia Natural Gas, Inc., a wholly-owned subsidiary of Southern Company Gas

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
Vogtle 3 and 4 Agreement	Agreement entered into with the EPC Contractor in 2008 by Georgia Power, acting for itself and as agent for the Vogtle Owners, and rejected in bankruptcy in July 2017, pursuant to which the EPC Contractor agreed to design, engineer, procure, construct, and test Plant Vogtle Units 3 and 4
Vogtle Owners	Georgia Power, Oglethorpe Power Corporation, MEAG Power, and Dalton
Vogtle Services Agreement	The June 2017 services agreement between the Vogtle Owners and the EPC Contractor, as amended and restated in July 2017, for the EPC Contractor to transition construction management of Plant Vogtle Units 3 and 4 to Southern Nuclear and to provide ongoing design, engineering, and procurement services to Southern Nuclear
WACOG	Weighted average cost of gas
Westinghouse	Westinghouse Electric Company LLC
Xcel	Xcel Energy Inc.

    Table of Contents                                Index to Financial Statements
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, the potential and expected effects of the COVID-19 pandemic, statements concerning regulated rates, the strategic goals for the business, customer and sales growth, economic conditions, fuel and environmental cost recovery and other rate actions, projected equity ratios, current and proposed environmental regulations and related compliance plans and estimated expenditures, pending or potential litigation matters, access to sources of capital, financing activities, completion dates and costs of construction projects, matters related to the abandonment of the Kemper IGCC, completion of announced acquisitions, filings with state and federal regulatory authorities, and estimated construction plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

•the impact of recent and future federal and state regulatory changes, including tax, environmental, and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations;
•the potential effects of the continued COVID-19 pandemic, including, but not limited to, those described in Item 1A "Risk Factors" herein;
•the extent and timing of costs and legal requirements related to CCR;
•current and future litigation or regulatory investigations, proceedings, or inquiries, including litigation and other disputes related to the Kemper County energy facility;
•the effects, extent, and timing of the entry of additional competition in the markets in which Southern Company's subsidiaries operate, including from the development and deployment of alternative energy sources;
•variations in demand for electricity and natural gas;
•available sources and costs of natural gas and other fuels;
•the ability to complete necessary or desirable pipeline expansion or infrastructure projects, limits on pipeline capacity, and operational interruptions to natural gas distribution and transmission activities;
•transmission constraints;
•effects of inflation;
•the ability to control costs and avoid cost and schedule overruns during the development, construction, and operation of facilities or other projects, including Plant Vogtle Units 3 and 4, which includes components based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale, and including changes in labor costs, availability, and productivity; challenges with management of contractors or vendors; subcontractor performance; adverse weather conditions; shortages, delays, increased costs, or inconsistent quality of equipment, materials, and labor; contractor or supplier delay; delays due to judicial or regulatory action; nonperformance under construction, operating, or other agreements; operational readiness, including specialized operator training and required site safety programs; engineering or design problems; design and other licensing-based compliance matters, including, for nuclear units, the timely submittal by Southern Nuclear of the ITAAC documentation for each unit and the related reviews and approvals by the NRC necessary to support NRC authorization to load fuel; challenges with start-up activities, including major equipment failure, or system integration; and/or operational performance;
•the ability to overcome or mitigate the current challenges at Plant Vogtle Units 3 and 4, including, but not limited to, those related to COVID-19, as described in Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" in Item 1 herein, that could further impact the cost and schedule for the project;
•legal proceedings and regulatory approvals and actions related to construction projects, such as Plant Vogtle Units 3 and 4 and pipeline projects, including PSC approvals and FERC and NRC actions;
•under certain specified circumstances, a decision by holders of more than 10% of the ownership interests of Plant Vogtle Units 3 and 4 not to proceed with construction and the ability of other Vogtle Owners to tender a portion of their ownership interests to Georgia Power following certain construction cost increases;

    Table of Contents                                Index to Financial Statements
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
(continued)
•in the event Georgia Power becomes obligated to provide funding to MEAG Power with respect to the portion of MEAG Power's ownership interest in Plant Vogtle Units 3 and 4 involving JEA, any inability of Georgia Power to receive repayment of such funding;
•the ability to construct facilities in accordance with the requirements of permits and licenses (including satisfaction of NRC requirements), to satisfy any environmental performance standards and the requirements of tax credits and other incentives, and to integrate facilities into the Southern Company system upon completion of construction;
•investment performance of the employee and retiree benefit plans and nuclear decommissioning trust funds;
•advances in technology;
•performance of counterparties under ongoing renewable energy partnerships and development agreements;
•state and federal rate regulations and the impact of pending and future rate cases and negotiations, including rate actions relating to ROE, equity ratios, additional generating capacity, and fuel and other cost recovery mechanisms;
•the ability to successfully operate the electric utilities' generating, transmission, and distribution facilities and Southern Company Gas' natural gas distribution and storage facilities and the successful performance of necessary corporate functions;
•the inherent risks involved in operating and constructing nuclear generating facilities;
•the inherent risks involved in transporting and storing natural gas;
•the performance of projects undertaken by the non-utility businesses and the success of efforts to invest in and develop new opportunities;
•internal restructuring or other restructuring options that may be pursued;
•potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;
•the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due and to perform as required;
•the ability to obtain new short- and long-term contracts with wholesale customers;
•the direct or indirect effect on the Southern Company system's business resulting from cyber intrusion or physical attack and the threat of physical attacks;
•interest rate fluctuations and financial market conditions and the results of financing efforts;
•access to capital markets and other financing sources;
•changes in Southern Company's and any of its subsidiaries' credit ratings;
•changes in the method of determining LIBOR or the replacement of LIBOR with an alternative reference rate;
•the ability of Southern Company's electric utilities to obtain additional generating capacity (or sell excess generating capacity) at competitive prices;
•catastrophic events such as fires, earthquakes, explosions, floods, tornadoes, hurricanes and other storms, droughts, pandemic health events, or other similar occurrences;
•the direct or indirect effects on the Southern Company system's business resulting from incidents affecting the U.S. electric grid, natural gas pipeline infrastructure, or operation of generating or storage resources;
•impairments of goodwill or long-lived assets;
•the effect of accounting pronouncements issued periodically by standard-setting bodies; and
•other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed by the Registrants from time to time with the SEC.
The Registrants expressly disclaim any obligation to update any forward-looking statements.

    Table of Contents                                Index to Financial Statements
PART I
Item 1. Financial Statements (Unaudited).

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Operating Revenues:
Retail electric revenues	$4,243	$4,512	$10,503	$11,136
Wholesale electric revenues	584	625	1,473	1,667
Other electric revenues	164	163	484	492
Natural gas revenues (includes alternative revenue programs of $(1), $—, $6, and $—, respectively)	477	498	2,362	2,661
Other revenues	152	197	436	549
Total operating revenues	5,620	5,995	15,258	16,505
Operating Expenses:
Fuel	933	1,072	2,190	2,836
Purchased power	230	254	611	625
Cost of natural gas	71	79	654	956
Cost of other sales	72	114	201	316
Other operations and maintenance	1,286	1,296	3,785	3,898
Depreciation and amortization	889	760	2,619	2,267
Taxes other than income taxes	304	303	932	931
Estimated loss on Plant Vogtle Units 3 and 4	—	—	149	—
Impairment charges	—	110	—	142
(Gain) loss on dispositions, net	—	(6)	(39)	(2,512)
Total operating expenses	3,785	3,982	11,102	9,459
Operating Income	1,835	2,013	4,156	7,046
Other Income and (Expense):
Allowance for equity funds used during construction	38	33	106	96
Earnings from equity method investments	33	39	105	120
Interest expense, net of amounts capitalized	(443)	(434)	(1,343)	(1,294)
Impairment of leveraged lease	—	—	(154)	—
Other income (expense), net	113	61	319	239
Total other income and (expense)	(259)	(301)	(967)	(839)
Earnings Before Income Taxes	1,576	1,712	3,189	6,207
Income taxes	293	367	443	1,872
Consolidated Net Income	1,283	1,345	2,746	4,335
Dividends on preferred stock of subsidiaries	4	4	11	11
Net income attributable to noncontrolling interests	28	25	3	26
Consolidated Net Income Attributable to Southern Company	$1,251	$1,316	$2,732	$4,298
Common Stock Data:
Earnings per share -
Basic	$1.18	$1.26	$2.58	$4.12
Diluted	$1.18	$1.25	$2.57	$4.09
Average number of shares of common stock outstanding (in millions)
Basic	1,058	1,048	1,058	1,043
Diluted	1,064	1,057	1,064	1,051
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Consolidated Net Income	$1,283	$1,345	$2,746	$4,335
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $17, $(33), $(9), and $(54), respectively	49	(92)	(26)	(152)
Reclassification adjustment for amounts included in net income, net of tax of $(11), $17, $(1), and $25, respectively	(32)	50	(3)	74
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $1, $—, $3, and $—, respectively	3	1	6	2
Total other comprehensive income (loss)	20	(41)	(23)	(76)
Comprehensive Income	1,303	1,304	2,723	4,259
Dividends on preferred stock of subsidiaries	4	4	11	11
Comprehensive income attributable to noncontrolling interests	28	25	3	26
Consolidated Comprehensive Income Attributable to Southern Company	$1,271	$1,275	$2,709	$4,222
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019
	(in millions)
Operating Activities:
Consolidated net income	$2,746	$4,335
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	2,903	2,514
Deferred income taxes	(196)	253
Utilization of federal investment tax credits	319	722
Allowance for equity funds used during construction	(106)	(96)
Pension, postretirement, and other employee benefits	(190)	(114)
Settlement of asset retirement obligations	(315)	(225)
Stock based compensation expense	99	87
Estimated loss on Plant Vogtle Units 3 and 4	149	—
Storm damage reserve accruals	171	34
Impairment charges	154	142
(Gain) loss on dispositions, net	(36)	(2,517)
Other, net	93	(20)
Changes in certain current assets and liabilities —
-Receivables	125	588
-Prepayments	(39)	61
-Materials and supplies	(141)	(31)
-Other current assets	(80)	(31)
-Accounts payable	(428)	(1,155)
-Accrued taxes	289	679
-Accrued compensation	(183)	(191)
-Retail fuel cost over recovery	158	31
-Customer refunds	(226)	(30)
-Other current liabilities	(46)	(155)
Net cash provided from operating activities	5,220	4,881
Investing Activities:
Property additions	(5,365)	(5,417)
Nuclear decommissioning trust fund purchases	(714)	(683)
Nuclear decommissioning trust fund sales	708	678
Proceeds from dispositions and asset sales	987	5,036
Cost of removal, net of salvage	(233)	(290)
Change in construction payables, net	(40)	(132)
Investment in unconsolidated subsidiaries	(79)	(141)
Payments pursuant to LTSAs	(139)	(139)
Other investing activities	(17)	15
Net cash used for investing activities	(4,892)	(1,073)
Financing Activities:
Decrease in notes payable, net	(1,534)	(773)
Proceeds —
Long-term debt	7,543	4,737
Common stock	63	623
Short-term borrowings	615	250
Redemptions and repurchases —
Long-term debt	(2,472)	(3,216)
Short-term borrowings	(840)	(1,850)
Distributions to noncontrolling interests	(164)	(125)
Capital contributions from noncontrolling interests	173	11
Purchase of membership interests from noncontrolling interests	(60)	—
Payment of common stock dividends	(2,008)	(1,919)
Other financing activities	(239)	(130)
Net cash provided from (used for) financing activities	1,077	(2,392)
Net Change in Cash, Cash Equivalents, and Restricted Cash	1,405	1,416
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,978	1,519
Cash, Cash Equivalents, and Restricted Cash at End of Period	$3,383	$2,935
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $61 and $55 capitalized for 2020 and 2019, respectively)	$1,346	$1,318
Income taxes, net	66	265
Noncash transactions —
Accrued property additions at end of period	917	953
Right-of-use assets obtained under operating leases	158	76
Right-of-use assets obtained under finance leases	8	31
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2020	At December 31, 2019
	(in millions)
Current Assets:
Cash and cash equivalents	$3,379	$1,975
Receivables —
Customer accounts receivable	1,778	1,614
Energy marketing receivables	328	428
Unbilled revenues	503	599
Other accounts and notes receivable	506	817
Accumulated provision for uncollectible accounts	(99)	(49)
Materials and supplies	1,522	1,388
Fossil fuel for generation	506	521
Natural gas for sale	448	479
Prepaid expenses	299	314
Assets from risk management activities, net of collateral	135	183
Regulatory assets – asset retirement obligations	246	287
Other regulatory assets	813	885
Assets held for sale	—	188
Other current assets	210	188
Total current assets	10,574	9,817
Property, Plant, and Equipment:
In service	108,831	105,114
Less: Accumulated depreciation	32,099	30,765
Plant in service, net of depreciation	76,732	74,349
Nuclear fuel, at amortized cost	804	851
Construction work in progress	8,861	7,880
Total property, plant, and equipment	86,397	83,080
Other Property and Investments:
Goodwill	5,280	5,280
Equity investments in unconsolidated subsidiaries	1,358	1,303
Other intangible assets, net of amortization of $316 and $280 at September 30, 2020 and December 31, 2019, respectively	499	536
Nuclear decommissioning trusts, at fair value	2,109	2,036
Leveraged leases	653	788
Miscellaneous property and investments	403	391
Total other property and investments	10,302	10,334
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,791	1,800
Deferred charges related to income taxes	799	798
Unamortized loss on reacquired debt	285	300
Regulatory assets – asset retirement obligations, deferred	4,984	4,094
Other regulatory assets, deferred	6,502	6,805
Assets held for sale, deferred	—	601
Other deferred charges and assets	1,524	1,071
Total deferred charges and other assets	15,885	15,469
Total Assets	$123,158	$118,700
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At September 30, 2020	At December 31, 2019
	(in millions)
Current Liabilities:
Securities due within one year	$4,378	$2,989
Notes payable	171	2,055
Energy marketing trade payables	361	442
Accounts payable	1,924	2,115
Customer deposits	496	496
Accrued taxes —
Accrued income taxes	75	—
Other accrued taxes	742	659
Accrued interest	421	474
Accrued compensation	843	992
Asset retirement obligations	640	504
Other regulatory liabilities	616	756
Liabilities held for sale	—	5
Operating lease obligations	235	229
Other current liabilities	848	830
Total current liabilities	11,750	12,546
Long-term Debt	45,581	41,798
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	8,342	7,888
Deferred credits related to income taxes	5,763	6,078
Accumulated deferred ITCs	2,251	2,291
Employee benefit obligations	1,753	1,814
Operating lease obligations, deferred	1,570	1,615
Asset retirement obligations, deferred	10,020	9,282
Accrued environmental remediation	220	234
Other cost of removal obligations	2,231	2,239
Other regulatory liabilities, deferred	315	256
Other deferred credits and liabilities	571	609
Total deferred credits and other liabilities	33,036	32,306
Total Liabilities	90,367	86,650
Redeemable Preferred Stock of Subsidiaries	291	291
Total Stockholders' Equity (See accompanying statements)	32,500	31,759
Total Liabilities and Stockholders' Equity	$123,158	$118,700
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2018	1,035	(1)	$5,164	$11,094	$(38)	$8,706	$(203)	$4,316	$29,039
Consolidated net income (loss)	—	—	—	—	—	2,084	—	(29)	2,055
Stock issued	6	—	28	196	—	—	—	—	224
Stock-based compensation	—	—	—	24	—	—	—	—	24
Cash dividends of $0.60 per share	—	—	—	—	—	(623)	—	—	(623)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3	3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(41)	(41)
Other	—	—	—	7	(2)	—	—	1	6
Balance at March 31, 2019	1,041	(1)	5,192	11,321	(40)	10,167	(203)	4,250	30,687
Consolidated net income	—	—	—	—	—	899	—	29	928
Other comprehensive income (loss)	—	—	—	—	—	—	(35)	—	(35)
Stock issued	5	—	25	203	—	—	—	—	228
Stock-based compensation	—	—	—	11	—	—	—	—	11
Cash dividends of $0.62 per share	—	—	—	—	—	(646)	—	—	(646)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(47)	(47)
Other	—	—	—	5	(1)	—	—	(1)	3
Balance at June 30, 2019	1,046	(1)	5,217	11,540	(41)	10,420	(238)	4,233	31,131
Consolidated net income	—	—	—	—	—	1,316	—	25	1,341
Other comprehensive income (loss)	—	—	—	—	—	—	(41)	—	(41)
Issuance of equity units	—	—	—	(198)	—	—	—	—	(198)
Stock issued	4	—	17	154	—	—	—	—	171
Stock-based compensation	—	—	—	12	—	—	—	—	12
Cash dividends of $0.62 per share	—	—	—	—	—	(649)	—	—	(649)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	63	63
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(43)	(43)
Other	—	—	—	4	—	—	—	—	4
Balance at September 30, 2019	1,050	(1)	$5,234	$11,512	$(41)	$11,087	$(279)	$4,278	$31,791

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2019	1,054	(1)	$5,257	$11,734	$(42)	$10,877	$(321)	$4,254	$31,759
Consolidated net income (loss)	—	—	—	—	—	868	—	(31)	837
Other comprehensive income (loss)	—	—	—	—	—	—	(47)	—	(47)
Stock issued	3	—	9	43	—	—	—	—	52
Stock-based compensation	—	—	—	5	—	—	—	—	5
Cash dividends of $0.62 per share	—	—	—	—	—	(655)	—	—	(655)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	16	16
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(48)	(48)
Other	—	—	—	—	(2)	(2)	1	—	(3)
Balance at March 31, 2020	1,057	(1)	5,266	11,782	(44)	11,088	(367)	4,191	31,916
Consolidated net income	—	—	—	—	—	612	—	5	617
Other comprehensive income	—	—	—	—	—	—	4	—	4
Stock issued	—	—	—	7	—	—	—	—	7
Stock-based compensation	—	—	—	11	—	—	—	—	11
Cash dividends of $0.64 per share	—	—	—	—	—	(677)	—	—	(677)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	165	165
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(70)	(70)
Other	—	—	—	(13)	—	1	—	—	(12)
Balance at June 30, 2020	1,057	(1)	5,266	11,787	(44)	11,024	(363)	4,291	31,961
Consolidated net income	—	—	—	—	—	1,251	—	28	1,279
Other comprehensive income	—	—	—	—	—	—	20	—	20
Stock issued	—	—	1	3	—	—	—	—	4
Stock-based compensation	—	—	—	15	—	—	—	—	15
Cash dividends of $0.64 per share	—	—	—	—	—	(676)	—	—	(676)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(51)	(51)
Purchase of membership interests from noncontrolling interests	—	—	—	5	—	—	—	(60)	(55)
Other	—	—	—	—	—	1	(1)	1	1
Balance at September 30, 2020	1,057	(1)	$5,267	$11,810	$(44)	$11,600	$(344)	$4,211	$32,500
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$1,575	$1,694	$4,003	$4,286
Wholesale revenues, non-affiliates	73	71	184	194
Wholesale revenues, affiliates	11	2	36	66
Other revenues	70	74	222	216
Total operating revenues	1,729	1,841	4,445	4,762
Operating Expenses:
Fuel	306	310	721	864
Purchased power, non-affiliates	64	77	153	160
Purchased power, affiliates	44	73	93	164
Other operations and maintenance	387	409	1,078	1,221
Depreciation and amortization	205	195	606	593
Taxes other than income taxes	103	101	311	301
Total operating expenses	1,109	1,165	2,962	3,303
Operating Income	620	676	1,483	1,459
Other Income and (Expense):
Allowance for equity funds used during construction	12	13	34	41
Interest expense, net of amounts capitalized	(84)	(83)	(255)	(248)
Other income (expense), net	30	11	78	36
Total other income and (expense)	(42)	(59)	(143)	(171)
Earnings Before Income Taxes	578	617	1,340	1,288
Income taxes	130	144	307	295
Net Income	448	473	1,033	993
Dividends on Preferred Stock	4	4	11	11
Net Income After Dividends on Preferred Stock	$444	$469	$1,022	$982

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Net Income	$448	$473	$1,033	$993
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $1, and $1, respectively	1	1	3	3
Total other comprehensive income (loss)	1	1	3	3
Comprehensive Income	$449	$474	$1,036	$996
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019
	(in millions)
Operating Activities:
Net income	$1,033	$993
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	731	756
Deferred income taxes	71	148
Allowance for equity funds used during construction	(34)	(41)
Pension, postretirement, and other employee benefits	(71)	(30)
Settlement of asset retirement obligations	(157)	(76)
Other, net	69	18
Changes in certain current assets and liabilities —
-Receivables	(130)	(115)
-Prepayments	(32)	(30)
-Materials and supplies	(55)	11
-Other current assets	(32)	(30)
-Accounts payable	(248)	(267)
-Accrued taxes	142	149
-Accrued compensation	(55)	(55)
-Retail fuel cost over recovery	74	21
-Customer refunds	(64)	(28)
-Other current liabilities	(13)	47
Net cash provided from operating activities	1,229	1,471
Investing Activities:
Property additions	(1,460)	(1,239)
Nuclear decommissioning trust fund purchases	(213)	(201)
Nuclear decommissioning trust fund sales	213	201
Cost of removal, net of salvage	(68)	(79)
Change in construction payables	(46)	(99)
Other investing activities	(17)	(22)
Net cash used for investing activities	(1,591)	(1,439)
Financing Activities:
Proceeds —
Senior notes	600	600
Capital contributions from parent company	649	1,252
Pollution control revenue bonds	87	—
Redemptions —
Pollution control revenue bonds	(87)	—
Senior notes	—	(200)
Payment of common stock dividends	(718)	(633)
Other financing activities	(26)	(27)
Net cash provided from financing activities	505	992
Net Change in Cash, Cash Equivalents, and Restricted Cash	143	1,024
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	894	313
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,037	$1,337
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $11 and $15 capitalized for 2020 and 2019, respectively)	$249	$246
Income taxes, net	203	89
Noncash transactions —
Accrued property additions at end of period	154	173
Right-of-use assets obtained under operating leases	63	7
Right-of-use assets obtained under finance leases	2	1
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2020	At December 31, 2019
	(in millions)
Current Assets:
Cash and cash equivalents	$1,037	$894
Receivables —
Customer accounts receivable	499	425
Unbilled revenues	138	134
Affiliated	37	37
Other accounts and notes receivable	84	72
Accumulated provision for uncollectible accounts	(32)	(22)
Fossil fuel stock	208	212
Materials and supplies	562	512
Prepaid expenses	71	50
Other regulatory assets	207	242
Other current assets	42	30
Total current assets	2,853	2,586
Property, Plant, and Equipment:
In service	31,355	30,023
Less: Accumulated provision for depreciation	9,920	9,540
Plant in service, net of depreciation	21,435	20,483
Nuclear fuel, at amortized cost	257	296
Construction work in progress	926	890
Total property, plant, and equipment	22,618	21,669
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	63	66
Nuclear decommissioning trusts, at fair value	1,039	1,023
Miscellaneous property and investments	130	128
Total other property and investments	1,232	1,217
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	162	132
Deferred charges related to income taxes	242	244
Deferred under recovered regulatory clause revenues	62	40
Regulatory assets – asset retirement obligations	1,475	1,019
Other regulatory assets, deferred	1,923	1,976
Other deferred charges and assets	402	269
Total deferred charges and other assets	4,266	3,680
Total Assets	$30,969	$29,152
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2020	At December 31, 2019
	(in millions)
Current Liabilities:
Securities due within one year	$496	$251
Accounts payable —
Affiliated	272	316
Other	353	514
Customer deposits	104	100
Accrued taxes	210	78
Accrued interest	83	92
Accrued compensation	172	216
Asset retirement obligations	251	195
Other regulatory liabilities	144	193
Other current liabilities	116	105
Total current liabilities	2,201	2,060
Long-term Debt	8,622	8,270
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,372	3,260
Deferred credits related to income taxes	1,917	1,960
Accumulated deferred ITCs	96	100
Employee benefit obligations	191	206
Operating lease obligations	121	107
Asset retirement obligations, deferred	3,707	3,345
Other cost of removal obligations	360	412
Other regulatory liabilities, deferred	137	146
Other deferred credits and liabilities	39	40
Total deferred credits and other liabilities	9,940	9,576
Total Liabilities	20,763	19,906
Redeemable Preferred Stock	291	291
Common Stockholder's Equity (See accompanying statements)	9,915	8,955
Total Liabilities and Stockholder's Equity	$30,969	$29,152
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2018	31	$1,222	$3,508	$2,775	$(28)	$7,477
Net income after dividends on preferred stock	—	—	—	217	—	217
Capital contributions from parent company	—	—	1,236	—	—	1,236
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(211)	—	(211)
Balance at March 31, 2019	31	1,222	4,744	2,781	(27)	8,720
Net income after dividends on preferred stock	—	—	—	296	—	296
Capital contributions from parent company	—	—	23	—	—	23
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(211)	—	(211)
Balance at June 30, 2019	31	1,222	4,767	2,866	(26)	8,829
Net income after dividends on preferred stock	—	—	—	469	—	469
Return of capital to parent company	—	—	(2)	—	—	(2)
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(211)	—	(211)
Balance at September 30, 2019	31	$1,222	$4,765	$3,124	$(25)	$9,086

Balance at December 31, 2019	31	$1,222	$4,755	$3,001	$(23)	$8,955
Net income after dividends on preferred stock	—	—	—	280	—	280
Capital contributions from parent company	—	—	612	—	—	612
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(239)	—	(239)
Balance at March 31, 2020	31	1,222	5,367	3,042	(22)	9,609
Net income after dividends on preferred stock	—	—	—	298	—	298
Capital contributions from parent company	—	—	1	—	—	1
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(239)	—	(239)
Balance at June 30, 2020	31	1,222	5,368	3,101	(21)	9,670
Net income after dividends on preferred stock	—	—	—	444	—	444
Capital contributions from parent company	—	—	40	—	—	40
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(240)	—	(240)
Balance at September 30, 2020	31	$1,222	$5,408	$3,305	$(20)	$9,915
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$2,435	$2,567	$5,870	$6,181
Wholesale revenues	34	39	85	107
Other revenues	148	149	416	418
Total operating revenues	2,617	2,755	6,371	6,706
Operating Expenses:
Fuel	368	443	826	1,132
Purchased power, non-affiliates	146	151	409	393
Purchased power, affiliates	142	150	393	460
Other operations and maintenance	483	473	1,411	1,385
Depreciation and amortization	358	250	1,064	733
Taxes other than income taxes	123	127	344	348
Estimated loss on Plant Vogtle Units 3 and 4	—	—	149	—
Total operating expenses	1,620	1,594	4,596	4,451
Operating Income	997	1,161	1,775	2,255
Other Income and (Expense):
Interest expense, net of amounts capitalized	(106)	(103)	(322)	(304)
Other income (expense), net	54	36	156	113
Total other income and (expense)	(52)	(67)	(166)	(191)
Earnings Before Income Taxes	945	1,094	1,609	2,064
Income taxes	172	255	198	466
Net Income	$773	$839	$1,411	$1,598
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Net Income	$773	$839	$1,411	$1,598
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $—, $(12), $(1), and $(21), respectively	—	(35)	(2)	(62)
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $2, and $—, respectively	2	—	4	1
Total other comprehensive income (loss)	2	(35)	2	(61)
Comprehensive Income	$775	$804	$1,413	$1,537
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019
	(in millions)
Operating Activities:
Net income	$1,411	$1,598
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	1,206	887
Deferred income taxes	(167)	145
Allowance for equity funds used during construction	(63)	(49)
Pension, postretirement, and other employee benefits	(98)	(85)
Settlement of asset retirement obligations	(130)	(110)
Storm damage reserve accruals	160	22
Estimated loss on Plant Vogtle Units 3 and 4	149	—
Other, net	12	40
Changes in certain current assets and liabilities —
-Receivables	(168)	(128)
-Prepaid income taxes	—	102
-Materials and supplies	(74)	(2)
-Contract assets	(34)	(33)
-Other current assets	(31)	(13)
-Accounts payable	25	(134)
-Accrued taxes	44	138
-Accrued compensation	(36)	(12)
-Retail fuel cost over recovery	84	—
-Customer refunds	(162)	18
-Other current liabilities	(3)	(19)
Net cash provided from operating activities	2,125	2,365
Investing Activities:
Property additions	(2,519)	(2,581)
Nuclear decommissioning trust fund purchases	(500)	(483)
Nuclear decommissioning trust fund sales	495	477
Cost of removal, net of salvage	(93)	(136)
Change in construction payables, net of joint owner portion	(14)	(75)
Payments pursuant to LTSAs	(44)	(17)
Proceeds from dispositions and asset sales	143	9
Other investing activities	6	13
Net cash used for investing activities	(2,526)	(2,793)
Financing Activities:
Decrease in notes payable, net	(115)	(294)
Proceeds —
FFB loan	519	835
Senior notes	1,500	750
Pollution control revenue bonds	53	584
Short-term borrowings	250	250
Capital contributions from parent company	1,379	82
Redemptions and repurchases —
Senior notes	(950)	—
Pollution control revenue bonds	(148)	(223)
Short-term borrowings	(375)	—
FFB loan	(55)	—
Payment of common stock dividends	(1,156)	(1,182)
Other financing activities	(35)	(37)
Net cash provided from financing activities	867	765
Net Change in Cash, Cash Equivalents, and Restricted Cash	466	337
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	52	112
Cash, Cash Equivalents, and Restricted Cash at End of Period	$518	$449
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $34 and $25 capitalized for 2020 and 2019, respectively)	$316	$296
Income taxes, net	311	45
Noncash transactions —
Accrued property additions at end of period	523	589
Right-of-use assets obtained under operating leases	30	18
Right-of-use assets obtained under finance leases	—	24
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2020	At December 31, 2019
	(in millions)
Current Assets:
Cash and cash equivalents	$518	$52
Receivables —
Customer accounts receivable	715	533
Unbilled revenues	237	203
Joint owner accounts receivable	120	136
Affiliated	17	21
Other accounts and notes receivable	39	209
Accumulated provision for uncollectible accounts	(29)	(2)
Fossil fuel stock	269	272
Materials and supplies	572	501
Regulatory assets – storm damage reserves	213	213
Regulatory assets – asset retirement obligations	209	254
Other regulatory assets	251	263
Other current assets	162	140
Total current assets	3,293	2,795
Property, Plant, and Equipment:
In service	39,170	38,137
Less: Accumulated provision for depreciation	12,139	11,753
Plant in service, net of depreciation	27,031	26,384
Nuclear fuel, at amortized cost	547	555
Construction work in progress	6,752	5,650
Total property, plant, and equipment	34,330	32,589
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	50	52
Nuclear decommissioning trusts, at fair value	1,070	1,013
Miscellaneous property and investments	67	64
Total other property and investments	1,187	1,129
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,345	1,428
Deferred charges related to income taxes	522	519
Regulatory assets – asset retirement obligations, deferred	3,307	2,865
Other regulatory assets, deferred	2,521	2,716
Other deferred charges and assets	541	500
Total deferred charges and other assets	8,236	8,028
Total Assets	$47,046	$44,541
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2020	At December 31, 2019
	(in millions)
Current Liabilities:
Securities due within one year	$531	$1,025
Notes payable	—	365
Accounts payable —
Affiliated	561	512
Other	731	711
Customer deposits	280	283
Accrued taxes	415	407
Accrued interest	100	118
Accrued compensation	198	233
Operating lease obligations	151	144
Asset retirement obligations	351	265
Over recovered fuel clause revenues	84	—
Other regulatory liabilities	302	447
Other current liabilities	201	187
Total current liabilities	3,905	4,697
Long-term Debt	12,314	10,791
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,296	3,257
Deferred credits related to income taxes	2,664	2,862
Accumulated deferred ITCs	272	255
Employee benefit obligations	486	540
Operating lease obligations, deferred	1,163	1,282
Asset retirement obligations, deferred	5,901	5,519
Other deferred credits and liabilities	339	273
Total deferred credits and other liabilities	14,121	13,988
Total Liabilities	30,340	29,476
Common Stockholder's Equity (See accompanying statements)	16,706	15,065
Total Liabilities and Stockholder's Equity	$47,046	$44,541
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2018	9	$398	$10,322	$3,612	$(9)	$14,323
Net income	—	—	—	311	—	311
Capital contributions from parent company	—	—	29	—	—	29
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(394)	—	(394)
Other	—	—	(1)	—	—	(1)
Balance at March 31, 2019	9	398	10,350	3,529	(8)	14,269
Net income	—	—	—	448	—	448
Capital contributions from parent company	—	—	20	—	—	20
Other comprehensive income (loss)	—	—	—	—	(27)	(27)
Cash dividends on common stock	—	—	—	(394)	—	(394)
Other	—	—	1	(1)	—	—
Balance at June 30, 2019	9	398	10,371	3,582	(35)	14,316
Net income	—	—	—	839	—	839
Capital contributions from parent company	—	—	38	—	—	38
Other comprehensive income (loss)	—	—	—	—	(35)	(35)
Cash dividends on common stock	—	—	—	(394)	—	(394)
Other	—	—	(1)	1	—	—
Balance at September 30, 2019	9	$398	$10,408	$4,028	$(70)	$14,764

Balance at December 31, 2019	9	$398	$10,962	$3,756	$(51)	$15,065
Net income	—	—	—	331	—	331
Capital contributions from parent company	—	—	502	—	—	502
Other comprehensive income (loss)	—	—	—	—	(1)	(1)
Cash dividends on common stock	—	—	—	(385)	—	(385)
Balance at March 31, 2020	9	398	11,464	3,702	(52)	15,512
Net income	—	—	—	308	—	308
Capital contributions from parent company	—	—	1	—	—	1
Other comprehensive income	—	—	—	—	2	2
Cash dividends on common stock	—	—	—	(386)	—	(386)
Balance at June 30, 2020	9	398	11,465	3,624	(50)	15,437
Net income	—	—	—	773	—	773
Capital contributions from parent company	—	—	880	—	—	880
Other comprehensive income	—	—	—	—	2	2
Cash dividends on common stock	—	—	—	(386)	—	(386)
Balance at September 30, 2020	9	$398	$12,345	$4,011	$(48)	$16,706
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$232	$251	$630	$669
Wholesale revenues, non-affiliates	61	64	164	178
Wholesale revenues, affiliates	36	51	82	109
Other revenues	7	4	19	14
Total operating revenues	336	370	895	970
Operating Expenses:
Fuel	103	121	266	319
Purchased power	6	6	18	15
Other operations and maintenance	62	72	202	204
Depreciation and amortization	47	48	135	144
Taxes other than income taxes	31	30	90	85
Total operating expenses	249	277	711	767
Operating Income	87	93	184	203
Other Income and (Expense):
Interest expense, net of amounts capitalized	(14)	(17)	(45)	(52)
Other income (expense), net	6	4	19	15
Total other income and (expense)	(8)	(13)	(26)	(37)
Earnings Before Income Taxes	79	80	158	166
Income taxes	12	15	20	27
Net Income	$67	$65	$138	$139
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Net Income	$67	$65	$138	$139
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $—, and $—, respectively	—	—	1	1
Total other comprehensive income (loss)	—	—	1	1
Comprehensive Income	$67	$65	$139	$140
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019
	(in millions)
Operating Activities:
Net income	$138	$139
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	142	148
Deferred income taxes	(19)	10
Settlement of asset retirement obligations	(16)	(28)
Other, net	9	8
Changes in certain current assets and liabilities —
-Receivables	(3)	(11)
-Other current assets	(7)	18
-Accounts payable	(54)	(26)
-Accrued taxes	15	(12)
-Accrued compensation	(8)	(10)
-Other current liabilities	(11)	6
Net cash provided from operating activities	186	242
Investing Activities:
Property additions	(174)	(134)
Construction payables	7	(16)
Payments pursuant to LTSAs	(20)	(18)
Other investing activities	(13)	(30)
Net cash used for investing activities	(200)	(198)
Financing Activities:
Proceeds —
Capital contributions from parent company	80	2
Short-term borrowings	40	—
Pollution control revenue bonds	34	43
Other long-term debt	100	—
Redemptions —
Senior notes	(275)	—
Short-term borrowings	(40)	—
Pollution control revenue bonds	(41)	—
Return of capital to parent company	(74)	(113)
Payment of common stock dividends	(37)	—
Other financing activities	(1)	(1)
Net cash used for financing activities	(214)	(69)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(228)	(25)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	286	293
Cash, Cash Equivalents, and Restricted Cash at End of Period	$58	$268
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $— and $(1) capitalized for 2020 and 2019, respectively)	$49	$55
Income taxes, net	9	—
Noncash transactions — Accrued property additions at end of period	42	20
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2020	At December 31, 2019
	(in millions)
Current Assets:
Cash and cash equivalents	$58	$286
Receivables —
Customer accounts receivable	46	35
Unbilled revenues	40	39
Affiliated	14	27
Other accounts and notes receivable	34	26
Fossil fuel stock	19	26
Materials and supplies	63	61
Other regulatory assets	60	99
Other current assets	19	10
Total current assets	353	609
Property, Plant, and Equipment:
In service	4,966	4,857
Less: Accumulated provision for depreciation	1,553	1,463
Plant in service, net of depreciation	3,413	3,394
Construction work in progress	140	126
Total property, plant, and equipment	3,553	3,520
Other Property and Investments	149	131
Deferred Charges and Other Assets:
Deferred charges related to income taxes	32	32
Regulatory assets – asset retirement obligations	202	210
Other regulatory assets, deferred	357	360
Accumulated deferred income taxes	130	139
Other deferred charges and assets	72	34
Total deferred charges and other assets	793	775
Total Assets	$4,848	$5,035
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2020	At December 31, 2019
	(in millions)
Current Liabilities:
Securities due within one year	$—	$281
Accounts payable —
Affiliated	54	76
Other	50	75
Accrued taxes	120	105
Accrued interest	14	15
Accrued compensation	28	35
Asset retirement obligations	23	33
Over recovered regulatory clause liabilities	31	29
Other regulatory liabilities	56	21
Other current liabilities	42	64
Total current liabilities	418	734
Long-term Debt	1,402	1,308
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	422	424
Deferred credits related to income taxes	299	352
Employee benefit obligations	95	99
Asset retirement obligations, deferred	158	157
Other cost of removal obligations	195	189
Other regulatory liabilities, deferred	64	76
Other deferred credits and liabilities	35	44
Total deferred credits and other liabilities	1,268	1,341
Total Liabilities	3,088	3,383
Common Stockholder's Equity (See accompanying statements)	1,760	1,652
Total Liabilities and Stockholder's Equity	$4,848	$5,035
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2018	1	$38	$4,546	$(2,971)	$(4)	$1,609
Net income	—	—	—	37	—	37
Return of capital to parent company	—	—	(38)	—	—	(38)
Capital contributions from parent company	—	—	2	—	—	2
Balance at March 31, 2019	1	38	4,510	(2,934)	(4)	1,610
Net income	—	—	—	37	—	37
Return of capital to parent company	—	—	(38)	—	—	(38)
Capital contributions from parent company	—	—	8	—	—	8
Balance at June 30, 2019	1	38	4,480	(2,897)	(4)	1,617
Net income	—	—	—	65	—	65
Return of capital to parent company	—	—	(43)	—	—	(43)
Balance at September 30, 2019	1	$38	$4,437	$(2,832)	$(4)	$1,639

Balance at December 31, 2019	1	$38	$4,449	$(2,832)	$(3)	$1,652
Net income	—	—	—	32	—	32
Return of capital to parent company	—	—	(37)	—	—	(37)
Capital contributions from parent company	—	—	76	—	—	76
Other	—	—	(1)	—	—	(1)
Balance at March 31, 2020	1	38	4,487	(2,800)	(3)	1,722
Net income	—	—	—	39	—	39
Return of capital to parent company	—	—	(37)	—	—	(37)
Balance at June 30, 2020	1	38	4,450	(2,761)	(3)	1,724
Net income	—	—	—	67	—	67
Capital contributions from parent company	—	—	6	—	—	6
Cash dividends on common stock	—	—	—	(37)	—	(37)
Balance at September 30, 2020	1	$38	$4,456	$(2,731)	$(3)	$1,760
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$418	$455	$1,047	$1,197
Wholesale revenues, affiliates	101	116	279	320
Other revenues	4	3	11	10
Total operating revenues	523	574	1,337	1,527
Operating Expenses:
Fuel	137	166	346	449
Purchased power	19	26	52	82
Other operations and maintenance	89	85	245	250
Depreciation and amortization	129	120	367	357
Taxes other than income taxes	10	10	29	32
(Gain) loss on dispositions, net	—	—	(39)	(23)
Total operating expenses	384	407	1,000	1,147
Operating Income	139	167	337	380
Other Income and (Expense):
Interest expense, net of amounts capitalized	(36)	(43)	(114)	(127)
Other income (expense), net	13	6	19	48
Total other income and (expense)	(23)	(37)	(95)	(79)
Earnings Before Income Taxes	116	130	242	301
Income taxes (benefit)	14	19	27	(41)
Net Income	102	111	215	342
Net income attributable to noncontrolling interests	28	25	3	26
Net Income Attributable to Southern Power	$74	$86	$212	$316
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Net Income	$102	$111	$215	$342
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $15, $(18), $(2), and $(28), respectively	44	(53)	(6)	(84)
Reclassification adjustment for amounts included in net income, net of tax of $(13), $15, $(8), and $21, respectively	(36)	45	(24)	64
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $—, and $—, respectively	—	—	2	—
Total other comprehensive income (loss)	8	(8)	(28)	(20)
Comprehensive Income	110	103	187	322
Comprehensive income attributable to noncontrolling interests	28	25	3	26
Comprehensive Income Attributable to Southern Power	$82	$78	$184	$296
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019
	(in millions)
Operating Activities:
Net income	$215	$342
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	386	377
Deferred income taxes	(59)	(122)
Utilization of federal investment tax credits	318	705
Amortization of investment tax credits	(44)	(136)
(Gain) loss on dispositions, net	(39)	(24)
Other, net	(16)	(19)
Changes in certain current assets and liabilities —
-Receivables	(28)	15
-Prepaid income taxes	74	33
-Other current assets	(17)	(3)
-Accounts payable	(12)	(5)
-Accrued taxes	21	66
-Other current liabilities	(25)	(8)
Net cash provided from operating activities	774	1,221
Investing Activities:
Business acquisitions, net of cash acquired	(81)	(50)
Property additions	(135)	(284)
Proceeds from dispositions and asset sales	663	572
Investment in unconsolidated subsidiaries	—	(116)
Payments pursuant to LTSAs	(61)	(85)
Other investing activities	38	(1)
Net cash provided from investing activities	424	36
Financing Activities:
Decrease in notes payable, net	(449)	—
Proceeds — Capital contributions from parent company	—	59
Redemptions —
Short-term borrowings	(100)	(100)
Senior notes	(300)	—
Return of capital to parent company	—	(755)
Distributions to noncontrolling interests	(164)	(125)
Capital contributions from noncontrolling interests	173	11
Purchase of membership interests from noncontrolling interests	(60)	—
Payment of common stock dividends	(151)	(154)
Other financing activities	(9)	(6)
Net cash used for financing activities	(1,060)	(1,070)
Net Change in Cash, Cash Equivalents, and Restricted Cash	138	187
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	279	181
Cash, Cash Equivalents, and Restricted Cash at End of Period	$417	$368
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $10 and $11 capitalized for 2020 and 2019, respectively)	$123	$133
Income taxes, net	(278)	(612)
Noncash transactions —
Accrued property additions at end of period	44	41
Right-of-use assets obtained under operating leases	30	—
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2020	At December 31, 2019
	(in millions)
Current Assets:
Cash and cash equivalents	$416	$279
Receivables —
Customer accounts receivable	135	107
Affiliated	41	30
Other	37	73
Materials and supplies	204	191
Prepaid income taxes	33	36
Other current assets	37	43
Total current assets	903	759
Property, Plant, and Equipment:
In service	13,600	13,270
Less: Accumulated provision for depreciation	2,776	2,464
Plant in service, net of depreciation	10,824	10,806
Construction work in progress	335	515
Total property, plant, and equipment	11,159	11,321
Other Property and Investments:
Intangible assets, net of amortization of $84 and $69 at September 30, 2020 and December 31, 2019, respectively	307	322
Equity investments in unconsolidated subsidiaries	19	28
Total other property and investments	326	350
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	395	369
Prepaid LTSAs	160	128
Accumulated deferred income taxes	231	551
Income taxes receivable, non-current	13	5
Assets held for sale	—	601
Other deferred charges and assets	237	216
Total deferred charges and other assets	1,036	1,870
Total Assets	$13,424	$14,300
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At September 30, 2020	At December 31, 2019
	(in millions)
Current Liabilities:
Securities due within one year	$525	$824
Notes payable	—	549
Accounts payable —
Affiliated	49	56
Other	69	85
Accrued taxes —
Accrued income taxes	9	—
Other accrued taxes	31	26
Accrued interest	26	32
Other current liabilities	104	132
Total current liabilities	813	1,704
Long-term Debt	3,630	3,574
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	117	115
Accumulated deferred ITCs	1,687	1,731
Operating lease obligations	404	376
Other deferred credits and liabilities	162	178
Total deferred credits and other liabilities	2,370	2,400
Total Liabilities	6,813	7,678
Total Stockholders' Equity (See accompanying statements)	6,611	6,622
Total Liabilities and Stockholders' Equity	$13,424	$14,300
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholders' Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2018	$1,600	$1,352	$16	$2,968	$4,316	$7,284
Net income (loss)	—	56	—	56	(29)	27
Capital contributions from parent company	1	—	—	1	—	1
Other comprehensive income (loss)	—	—	(4)	(4)	—	(4)
Cash dividends on common stock	—	(51)	—	(51)	—	(51)
Capital contributions from noncontrolling interests	—	—	—	—	3	3
Distributions to noncontrolling interests	—	—	—	—	(41)	(41)
Other	(1)	(1)	—	(2)	1	(1)
Balance at March 31, 2019	1,600	1,356	12	2,968	4,250	7,218
Net income	—	174	—	174	29	203
Return of capital to parent company	(505)	—	—	(505)	—	(505)
Capital contributions from parent company	7	—	—	7	—	7
Other comprehensive income (loss)	—	—	(8)	(8)	—	(8)
Cash dividends on common stock	—	(52)	—	(52)	—	(52)
Capital contributions from noncontrolling interests	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	(47)	(47)
Other	—	1	—	1	(1)	—
Balance at June 30, 2019	1,102	1,479	4	2,585	4,233	6,818
Net income	—	86	—	86	25	111
Return of capital to parent company	(250)	—	—	(250)	—	(250)
Capital contributions from parent company	53	—	—	53	—	53
Other comprehensive income (loss)	—	—	(8)	(8)	—	(8)
Cash dividends on common stock	—	(51)	—	(51)	—	(51)
Capital contributions from noncontrolling interests	—	—	—	—	63	63
Distributions to noncontrolling interests	—	—	—	—	(43)	(43)
Balance at September 30, 2019	$905	$1,514	$(4)	$2,415	$4,278	$6,693

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholders' Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2019	$909	$1,485	$(26)	$2,368	$4,254	$6,622
Net income (loss)	—	75	—	75	(31)	44
Other comprehensive income (loss)	—	—	(33)	(33)	—	(33)
Cash dividends on common stock	—	(50)	—	(50)	—	(50)
Capital contributions from noncontrolling interests	—	—	—	—	16	16
Distributions to noncontrolling interests	—	—	—	—	(48)	(48)
Balance at March 31, 2020	909	1,510	(59)	2,360	4,191	6,551
Net income	—	63	—	63	5	68
Other comprehensive income (loss)	—	—	(3)	(3)	—	(3)
Cash dividends on common stock	—	(50)	—	(50)	—	(50)
Capital contributions from noncontrolling interests	—	—	—	—	165	165
Distributions to noncontrolling interests	—	—	—	—	(70)	(70)
Other	(2)	—	—	(2)	—	(2)
Balance at June 30, 2020	907	1,523	(62)	2,368	4,291	6,659
Net income	—	74	—	74	28	102
Return of capital to parent company	(4)	—	—	(4)	—	(4)
Other comprehensive income	—	—	8	8	—	8
Cash dividends on common stock	—	(51)	—	(51)	—	(51)
Capital contributions from noncontrolling interests	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	(51)	(51)
Purchase of membership interests from noncontrolling interests	5	—	—	5	(60)	(55)
Other	—	—	—	—	1	1
Balance at September 30, 2020	$908	$1,546	$(54)	$2,400	$4,211	$6,611
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $10, $10, $79, and $88, respectively)	$478	$498	$2,356	$2,661
Alternative revenue programs	(1)	—	6	—
Total operating revenues	477	498	2,362	2,661
Operating Expenses:
Cost of natural gas	71	79	654	956
Other operations and maintenance	217	208	696	642
Depreciation and amortization	125	121	368	359
Taxes other than income taxes	35	33	154	161
Impairment charges	—	92	—	92
Total operating expenses	448	533	1,872	2,210
Operating Income (Loss)	29	(35)	490	451
Other Income and (Expense):
Earnings from equity method investments	33	35	106	115
Interest expense, net of amounts capitalized	(57)	(56)	(171)	(174)
Other income (expense), net	12	5	33	16
Total other income and (expense)	(12)	(16)	(32)	(43)
Earnings (Loss) Before Income Taxes	17	(51)	458	408
Income taxes (benefit)	3	(22)	98	61
Net Income (Loss)	$14	$(29)	$360	$347
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Net Income (Loss)	$14	$(29)	$360	$347
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $1, $(3), $(6), and $(4), respectively	4	(3)	(17)	(6)
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $2, and $—, respectively	1	—	7	—
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $1, and $(1), respectively	—	—	—	(1)
Total other comprehensive income (loss)	5	(3)	(10)	(7)
Comprehensive Income	$19	$(32)	$350	$340
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019
	(in millions)
Operating Activities:
Net income	$360	$347
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	368	359
Deferred income taxes	(1)	96
Mark-to-market adjustments	104	44
Impairment charges	—	92
Other, net	(20)	(58)
Changes in certain current assets and liabilities —
-Receivables	403	832
-Natural gas for sale	26	49
-Other current assets	(45)	45
-Accounts payable	(75)	(607)
-Accrued taxes	7	(68)
-Accrued compensation	(17)	(34)
-Other current liabilities	12	(48)
Net cash provided from operating activities	1,122	1,049
Investing Activities:
Property additions	(1,045)	(1,008)
Cost of removal, net of salvage	(60)	(59)
Change in construction payables, net	25	57
Investment in unconsolidated subsidiaries	(79)	(25)
Proceeds from dispositions and asset sales	178	32
Other investing activities	8	14
Net cash used for investing activities	(973)	(989)
Financing Activities:
Decrease in notes payable, net	(500)	(383)
Proceeds —
First mortgage bonds	150	200
Capital contributions from parent company	215	820
Senior notes	500	—
Redemptions —
First mortgage bonds	—	(50)
Senior notes	—	(300)
Payment of common stock dividends	(399)	(353)
Other financing activities	(3)	(2)
Net cash used for financing activities	(37)	(68)
Net Change in Cash, Cash Equivalents, and Restricted Cash	112	(8)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	49	70
Cash, Cash Equivalents, and Restricted Cash at End of Period	$161	$62
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $5 capitalized for both 2020 and 2019)	$162	$180
Income taxes, net	45	48
Noncash transactions — Accrued property additions at end of period	146	154
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2020	At December 31, 2019
	(in millions)
Current Assets:
Cash and cash equivalents	$157	$46
Receivables —
Energy marketing receivables	328	428
Customer accounts receivable	214	323
Unbilled revenues	60	183
Affiliated	3	5
Other accounts and notes receivable	42	114
Accumulated provision for uncollectible accounts	(34)	(18)
Natural gas for sale	448	479
Prepaid expenses	92	65
Assets from risk management activities, net of collateral	75	177
Other regulatory assets	110	92
Assets held for sale	—	171
Other current assets	43	41
Total current assets	1,538	2,106
Property, Plant, and Equipment:
In service	17,202	16,344
Less: Accumulated depreciation	4,761	4,650
Plant in service, net of depreciation	12,441	11,694
Construction work in progress	655	613
Total property, plant, and equipment	13,096	12,307
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,301	1,251
Other intangible assets, net of amortization of $191 and $176 at September 30, 2020 and December 31, 2019, respectively	55	70
Miscellaneous property and investments	20	20
Total other property and investments	6,391	6,356
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	85	93
Other regulatory assets, deferred	580	618
Other deferred charges and assets	242	207
Total deferred charges and other assets	907	918
Total Assets	$21,932	$21,687
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2020	At December 31, 2019
	(in millions)
Current Liabilities:
Securities due within one year	$334	$—
Notes payable	150	650
Energy marketing trade payables	361	442
Accounts payable —
Affiliated	46	41
Other	341	315
Customer deposits	94	96
Accrued taxes	78	71
Accrued interest	66	52
Accrued compensation	83	100
Liabilities from risk management activities, net of collateral	31	21
Other regulatory liabilities	112	94
Other current liabilities	128	128
Total current liabilities	1,824	2,010
Long-term Debt	6,127	5,845
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,213	1,219
Deferred credits related to income taxes	854	874
Employee benefit obligations	247	265
Operating lease obligations	70	78
Other cost of removal obligations	1,642	1,606
Accrued environmental remediation	220	233
Other deferred credits and liabilities	50	51
Total deferred credits and other liabilities	4,296	4,326
Total Liabilities	12,247	12,181
Common Stockholder's Equity (See accompanying statements)	9,685	9,506
Total Liabilities and Stockholder's Equity	$21,932	$21,687
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2018	$8,856	$(312)	$26	$8,570
Net income	—	270	—	270
Capital contributions from parent company	17	—	—	17
Other comprehensive income (loss)	—	—	(1)	(1)
Cash dividends on common stock	—	(118)	—	(118)
Balance at March 31, 2019	8,873	(160)	25	8,738
Net income	—	106	—	106
Capital contributions from parent company	35	—	—	35
Other comprehensive income (loss)	—	—	(3)	(3)
Cash dividends on common stock	—	(117)	—	(117)
Balance at June 30, 2019	8,908	(171)	22	8,759
Net loss	—	(29)	—	(29)
Capital contributions from parent company	784	—	—	784
Other comprehensive income (loss)	—	—	(3)	(3)
Cash dividends on common stock	—	(118)	—	(118)
Balance at September 30, 2019	$9,692	$(318)	$19	$9,393

Balance at December 31, 2019	$9,697	$(198)	$7	$9,506
Net income	—	275	—	275
Return of capital to parent company	(2)	—	—	(2)
Other comprehensive income (loss)	—	—	(15)	(15)
Cash dividends on common stock	—	(133)	—	(133)
Balance at March 31, 2020	9,695	(56)	(8)	9,631
Net income	—	71	—	71
Capital contributions from parent company	200	—	—	200
Cash dividends on common stock	—	(133)	—	(133)
Balance at June 30, 2020	9,895	(118)	(8)	9,769
Net income	—	14	—	14
Capital contributions from parent company	30	—	—	30
Other comprehensive income	—	—	5	5
Cash dividends on common stock	—	(133)	—	(133)
Balance at September 30, 2020	$9,925	$(237)	$(3)	$9,685
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(A) INTRODUCTION
The condensed quarterly financial statements of each Registrant included herein have been prepared by such Registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2019 have been derived from the audited financial statements of each Registrant. In the opinion of each Registrant's management, the information regarding such Registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended September 30, 2020 and 2019. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures regarding such Registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy and other factors, including the impacts of the COVID-19 pandemic, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
Certain prior year data presented in the financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the overall results of operations, financial position, or cash flows of any Registrant.
Goodwill and Other Intangible Assets
Goodwill at September 30, 2020 and December 31, 2019 was as follows:

Goodwill
(in millions)
Southern Company	$5,280
Southern Company Gas:
Gas distribution operations	$4,034
Gas marketing services	981
Southern Company Gas total	$5,015
Goodwill is not amortized but is subject to an annual impairment test in the fourth quarter of the year and on an interim basis as events and changes in circumstances occur, including, but not limited to, a significant change in operating performance, the business climate, legal or regulatory factors, or a planned sale or disposition of a significant portion of the business. The continued COVID-19 pandemic and related responses continue to disrupt supply chains, reduce labor availability and productivity, and reduce economic activity. These effects could have a variety of adverse impacts on Southern Company and its subsidiaries, including the $263 million of goodwill recorded at PowerSecure. If the impact of the COVID-19 pandemic becomes significant to the operating results of PowerSecure and its businesses, a portion of the associated goodwill may become impaired. The ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other intangible assets were as follows:

	At September 30, 2020			At December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Other intangible assets subject to amortization:
Customer relationships	$212	$(130)	$82	$212	$(116)	$96
Trade names	64	(30)	34	64	(25)	39
Storage and transportation contracts	64	(64)	—	64	(62)	2
PPA fair value adjustments	390	(84)	306	390	(69)	321
Other	10	(8)	2	11	(8)	3
Total other intangible assets subject to amortization	$740	$(316)	$424	$741	$(280)	$461
Other intangible assets not subject to amortization:
Federal Communications Commission licenses	75	—	75	75	—	75
Total other intangible assets	$815	$(316)	$499	$816	$(280)	$536

Southern Power
Other intangible assets subject to amortization:
PPA fair value adjustments	$390	$(84)	$306	$390	$(69)	$321

Southern Company Gas
Other intangible assets subject to amortization:
Gas marketing services
Customer relationships	$156	$(115)	$41	$156	$(104)	$52
Trade names	26	(12)	14	26	(10)	16
Wholesale gas services
Storage and transportation contracts	64	(64)	—	64	(62)	2
Total other intangible assets subject to amortization	$246	$(191)	$55	$246	$(176)	$70

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Amortization associated with other intangible assets was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2020
	(in millions)
Southern Company(a)	$12	$37
Southern Power(b)	$5	$15
Southern Company Gas
Gas marketing services	$4	$13
Wholesale gas services(b)	1	2
Southern Company Gas total	$5	$15
(a)Includes $6 million and $17 million for the three and nine months ended September 30, 2020, respectively, recorded as a reduction to operating revenues.
(b)Recorded as a reduction to operating revenues.
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that total to the amounts shown in the condensed statements of cash flows for the Registrants that had restricted cash at September 30, 2020 and/or December 31, 2019:

	Southern Company			Southern Power	Southern Company Gas
	At September 30, 2020		At December 31, 2019	At September 30, 2020	At September 30, 2020	At December 31, 2019
	(in millions)			(in millions)	(in millions)
Cash and cash equivalents	$3,379		$1,975	$416	$157	$46
Restricted cash(a):
Other accounts and notes receivable	—		3	—	—	3
Other current assets	4		—	—	4	—
Other deferred charges and assets	1		—	1	—	—
Total cash, cash equivalents, and restricted cash	$3,383	(b)	$1,978	$417	$161	$49
(a)For Southern Company Gas, reflects restricted cash held as collateral for workers' compensation, life insurance, and long-term disability insurance. For Southern Power, reflects restricted cash held for construction payables.
(b)Total does not add due to rounding.
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
Southern Company Gas recorded no material adjustments to natural gas inventories for the three and nine months ended September 30, 2020 or the three months ended September 30, 2019 and recorded an adjustment of $10

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
million for the nine months ended September 30, 2019. Nicor Gas' inventory decrement at September 30, 2020 is expected to be restored prior to year end.
Asset Retirement Obligations
See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.
Details of changes in AROs for Southern Company, Alabama Power, and Georgia Power during the first nine months of 2020 are shown in the following table. There were no material changes in AROs for the other Registrants during the first nine months of 2020.

	Southern Company	Alabama Power	Georgia Power
	(in millions)
Balance at December 31, 2019	$9,786	$3,540	$5,784
Liabilities incurred	15	—	10
Liabilities settled	(315)	(157)	(130)
Accretion	308	113	177
Cash flow revisions	866	462	411
Balance at September 30, 2020	$10,660	$3,958	$6,252
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
During the third quarter 2020, Georgia Power completed an assessment of its plans to close the ash ponds at all of its generating plants in compliance with the CCR Rule and the related state rule. The related cost estimates were further refined, including updates to long-term post-closure care requirements, market pricing, and timing of future cash outlays. As a result, in September 2020, Georgia Power recorded an increase of approximately $411 million to its AROs related to the CCR Rule and the related state rule.
The traditional electric operating companies expect to continue updating their cost estimates and ARO liabilities periodically as additional information related to ash pond closure methodologies, schedules, and/or costs becomes available, and the changes could be material. Additionally, the closure designs and plans in the States of Alabama and Georgia are subject to approval by environmental regulatory agencies. Absent continued recovery of ARO costs through regulated rates, results of operations, cash flows, and financial condition for Southern Company and the traditional electric operating companies could be materially impacted. See Note (B) and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Integrated Resource Plan" for additional information. The ultimate outcome of these matters cannot be determined at this time.
Depreciation and Amortization
See Note 5 to the financial statements under "Depreciation and Amortization – Southern Power" in Item 8 of the Form 10-K for additional information.
Effective January 1, 2020, Southern Power revised the depreciable lives of its natural gas generating facilities from up to 45 years to up to 50 years. This revision resulted in an immaterial decrease in depreciation for the three and nine months ended September 30, 2020 and is expected to result in an immaterial decrease in annual depreciation for 2020.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(B) REGULATORY MATTERS
See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information relating to regulatory matters.
The recovery balances for certain retail regulatory clauses of the traditional electric operating companies and Southern Company Gas at September 30, 2020 and December 31, 2019 were as follows:

Regulatory Clause	Balance Sheet Line Item	September 30, 2020	December 31, 2019
		(in millions)
Alabama Power
Rate CNP Compliance	Other regulatory liabilities, current	$12	$55
	Other regulatory liabilities, deferred	38	7
Rate CNP PPA	Deferred under recovered regulatory clause revenues	62	40
Retail Energy Cost Recovery	Other regulatory liabilities, current	107	32
	Other regulatory liabilities, deferred	16	17
Natural Disaster Reserve	Other regulatory liabilities, current	7	37
	Other regulatory liabilities, deferred	51	113
Georgia Power
Fuel Cost Recovery	Over recovered fuel clause revenues	$84	$—
	Other deferred credits and liabilities	67	73
Mississippi Power
Fuel Cost Recovery	Over recovered regulatory clause liabilities	$23	$23
Ad Valorem Tax	Other regulatory assets	11	47
	Other regulatory assets, deferred	36	—
Property Damage Reserve	Other regulatory liabilities, deferred	48	54
Southern Company Gas
Natural Gas Cost Recovery	Other regulatory liabilities	$84	$74
Alabama Power
Petition for Certificate of Convenience and Necessity
On August 14, 2020, the Alabama PSC issued its order regarding Alabama Power's petition for a certificate of convenience and necessity (CCN), which authorized Alabama Power to (i) construct an approximately 720-MW combined cycle facility at Alabama Power's Plant Barry (Plant Barry Unit 8), which is expected to be placed in service by the end of 2023, (ii) complete the Autauga Combined Cycle Acquisition, which occurred on August 31, 2020, (iii) purchase approximately 240 MWs of combined cycle generation under a long-term PPA, which began on September 1, 2020, and (iv) pursue up to approximately 200 MWs of cost-effective demand-side management and distributed energy resource programs.
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
The Alabama PSC further directed that the proposed solar generation of approximately 400 MWs, coupled with battery energy storage systems (solar/battery systems), be evaluated under an existing Renewable Generation

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Certificate (RGC) issued by the Alabama PSC in September 2015. The contracts proposed in the CCN petition expired on July 31, 2020. Any future requests for solar/battery systems will be evaluated under the RGC process.
Energy Alabama, Gasp, Inc., and the Sierra Club filed petitions for reconsideration and rehearing with the Alabama PSC. Alabama PSC action on these petitions is expected by November 10, 2020. Upon issuance of a written order reflecting such action, affected parties would have 30 days to pursue an appeal through the State of Alabama court system.
Alabama Power expects to recover all approved costs associated with the CCN through existing rate mechanisms as outlined in Note 2 to the financial statements in Item 8 of the Form 10-K.
The ultimate outcome of these matters cannot be determined at this time.
Rate ECR
On August 7, 2020, the Alabama PSC issued an order authorizing Alabama Power to reduce its over-collected fuel balance by $100 million and return that amount to customers in the form of bill credits for the billing month of October 2020. Any portion of the $100 million undistributed following the bill credit process will remain in the Rate ECR regulatory liability for the benefit of customers.
Rate NDR
In the third quarter 2020, Alabama Power recorded $44 million against the NDR for damages incurred to its transmission and distribution facilities from Hurricane Sally. The NDR balance available for storm damages was $51 million as of September 30, 2020. If the balance falls below $50 million, a reserve establishment charge would be activated (and the ongoing reserve maintenance charge concurrently suspended) until the reserve balance reaches $75 million.
Georgia Power
Rate Plans
2019 ARP
In accordance with the terms of the 2019 ARP, on October 1, 2020, Georgia Power filed the following tariff adjustments to become effective January 1, 2021 pending approval by the Georgia PSC:
•increase traditional base tariffs by approximately $120 million;
•increase the Environmental Compliance Cost Recovery tariff by approximately $2 million;
•decrease Demand-Side Management tariffs by approximately $15 million; and
•increase Municipal Franchise Fee tariffs by approximately $4 million.
The ultimate outcome of this matter cannot be determined at this time.
2013 ARP
In 2019, Georgia Power's retail ROE exceeded 12.00% and, under the modified sharing mechanism pursuant to the 2019 ARP, Georgia Power reduced regulatory assets by approximately $60 million and accrued refunds for retail customers of approximately $60 million. On September 1, 2020, the Georgia PSC authorized Georgia Power to issue customers bill credits prior to final review of the 2019 Annual Surveillance Report by the staff of the Georgia PSC. Georgia Power issued the bill credits in October 2020.
Deferral of Incremental COVID-19 Costs
On April 7, 2020 and June 2, 2020, in response to the COVID-19 pandemic, the Georgia PSC approved orders directing Georgia Power to continue its previous, voluntary suspension of customer disconnections through July 14, 2020 and to defer the resulting incremental bad debt as a regulatory asset. On June 16, 2020 and July 7, 2020, the Georgia PSC approved orders establishing a methodology for identifying incremental bad debt and allowing the

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
deferral of other incremental costs associated with the COVID-19 pandemic. The period over which such costs will be recovered is expected to be determined in Georgia Power's next base rate case. At September 30, 2020, the incremental costs deferred totaled approximately $38 million. The ultimate outcome of this matter cannot be determined at this time.
Integrated Resource Plan
On March 5, 2020, the Sierra Club filed a petition for judicial review in the Superior Court of Fulton County to appeal the Georgia PSC's decision in the 2019 ARP allowing Georgia Power to recover compliance costs for CCR AROs. Georgia Power intervened in the appeal on June 22, 2020. The ultimate outcome of this matter cannot be determined at this time.
Fuel Cost Recovery
On May 28, 2020, the Georgia PSC approved a stipulation agreement among Georgia Power, the staff of the Georgia PSC, and certain intervenors to lower total fuel billings by approximately $740 million over a two-year period effective June 1, 2020. In addition, Georgia Power further lowered fuel billings by approximately $44 million under an interim fuel rider effective June 1, 2020 through September 30, 2020. Georgia Power continues to be allowed to adjust its fuel cost recovery rates under an interim fuel rider prior to its next fuel case if the under or over recovered fuel balance exceeds $200 million. Georgia Power is scheduled to file its next fuel case no later than February 28, 2023.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4 by the expected in-service dates of November 2021 and November 2022, respectively, is as follows:

(in billions)
Base project capital cost forecast(a)(b)	$8.4
Construction contingency estimate	0.1
Total project capital cost forecast(a)(b)	8.5
Net investment as of September 30, 2020(b)	(6.9)
Remaining estimate to complete(a)	$1.6
(a)    Excludes financing costs expected to be capitalized through AFUDC of approximately $240 million, of which $71 million had been accrued through September 30, 2020.
(b)    Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.0 billion, of which $2.5 billion had been incurred through September 30, 2020.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of engineering support, commodity installation, system turnovers and related test results, and workforce statistics.
As of June 30, 2020, assignments of contingency exceeded the remaining balance of the $366 million construction contingency originally established in the second quarter 2018 by approximately $34 million. This contingency was used to address cost risks related to construction productivity, including the April 2020 reduction in workforce designed to mitigate impacts of the COVID-19 pandemic described below; craft labor incentives; adding resources for supervision, field support, project management, initial test program, start-up, and operations and engineering support; subcontracts; and procurement, among other factors. As a result of these factors, Georgia Power established $115 million of additional construction contingency as of June 30, 2020 for further potential risks including, among other factors, construction productivity and expected impacts of the COVID-19 pandemic; additional resources for supervision, field support, project management, initial test program, start-up, and operations and engineering support; subcontracts; and procurement.
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
During the third quarter 2020, approximately $5 million of the construction contingency established in the second quarter 2020 was assigned to the base capital cost forecast for cost risks primarily associated with construction productivity and field support.
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
In April 2020, Georgia Power, acting for itself and as agent for the other Vogtle Owners, announced a reduction in workforce at Plant Vogtle Units 3 and 4, which totaled approximately 20% of the then-existing site workforce. This reduction in workforce was a mitigation action intended to address the impact of the COVID-19 pandemic on the Plant Vogtle Units 3 and 4 workforce and construction site, including challenges with labor productivity that were exacerbated by the impact of the COVID-19 pandemic. The April 2020 workforce reduction was intended to provide operational efficiencies by increasing productivity of the remaining workforce and reducing workforce fatigue and absenteeism. Further, it was also intended to allow for increased social distancing by the workforce and facilitate compliance with the recommendations from the Centers for Disease Control and Prevention. The April 2020 workforce reduction did reduce absenteeism, providing an improvement in operational efficiency and allowing for increased social distancing. From the initial peak in April 2020, the number of active cases at the site declined significantly during May and early June, but began increasing again from mid-June through July, and continued to impact productivity levels and pace of activity completion. As a result of these factors, overall production improvements were not achieved at the levels anticipated, contributing to the June 30, 2020 allocation of, and increase in, construction contingency described above. Through mid-July 2020, Unit 3 mechanical, electrical, and subcontract activities continued to build a backlog to Southern Nuclear's February 2020 aggressive site work plan.
To address these issues, in July 2020, Southern Nuclear updated its aggressive site work plan for both Unit 3 and Unit 4. Through October 2020, the project has faced challenges in meeting the July 2020 aggressive site work plan targets including, but not limited to, overall construction and subcontractor labor productivity, which has resulted in a backlog of activities and completion percentages below the July 2020 aggressive site work plan targets. In addition, while the number of active COVID-19 cases at the site has declined since July 2020, the COVID-19 pandemic continues to impact productivity and the pace of activity completion. After considering these factors, Southern Nuclear has further extended milestone dates from the July 2020 aggressive site work plan. Achievement of these extended milestone dates depends on absenteeism rates continuing to normalize and overall construction productivity and production levels, including subcontractors, significantly improving and being sustained above pre-pandemic levels. In addition, appropriate levels of craft laborers, particularly electrical and pipefitter craft labor, need to be added and maintained. Georgia Power still expects to achieve the regulatory-approved in-service dates of November 2021 and November 2022 for Plant Vogtle Units 3 and 4, respectively. Southern Nuclear and Georgia Power continue to believe that pursuit of an aggressive site work plan is an appropriate strategy to achieve completion of the units by their regulatory-approved in-service dates.
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
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the NRC. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the ITAAC documentation for each unit and the related reviews and approvals by the NRC necessary to support NRC authorization to load fuel, may arise, which may result in additional license amendments or require other resolution. As part of the aggressive site work plan, in January 2020, Southern Nuclear notified the NRC of its intent to load fuel in 2020. On June 15, 2020, the NRC rejected Nuclear Watch South's April 20, 2020 petition requesting a hearing and challenging the closure of certain ITAAC. On August 10, 2020, the Atomic Safety and Licensing Board rejected the Blue Ridge Environmental Defense League's (BREDL) May 11, 2020 petition challenging a license amendment request. The staff of the NRC has issued the requested amendment to the combined construction and operating license for Plant Vogtle Unit 3. BREDL appealed the Atomic Safety and Licensing Board decision to the NRC. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.
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
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. At September 30, 2020, Georgia Power had recovered approximately $2.5 billion of financing costs. Financing costs related to capital costs above $4.418 billion are being recognized through AFUDC and are expected

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
to be recovered through retail rates over the life of Plant Vogtle Units 3 and 4; however, Georgia Power will not record AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery. On October 1, 2020, Georgia Power filed a request to decrease the NCCR tariff by $142 million annually, effective January 1, 2021, pending Georgia PSC approval.
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
In February 2018, Georgia Interfaith Power & Light, Inc. (GIPL) and Partnership for Southern Equity, Inc. (PSE) filed a petition appealing the Georgia PSC's January 11, 2018 order with the Fulton County Superior Court. In March 2018, Georgia Watch filed a similar appeal to the Fulton County Superior Court for judicial review of the Georgia PSC's decision and denial of Georgia Watch's motion for reconsideration. In December 2018, the Fulton County Superior Court granted Georgia Power's motion to dismiss the two appeals. In January 2019, GIPL, PSE, and Georgia Watch filed an appeal of this decision with the Georgia Court of Appeals. In October 2019, the Georgia Court of Appeals issued an opinion affirming the Fulton County Superior Court's ruling that the Georgia PSC's January 11, 2018 order was not a final, appealable decision. In addition, the Georgia Court of Appeals remanded the

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
case to the Fulton County Superior Court to clarify its ruling as to whether the petitioners showed that review of the Georgia PSC's final order would not provide them an adequate remedy. On April 21, 2020, the Fulton County Superior Court granted Georgia Power's motion to dismiss the two appeals. The petitioners filed a notice of appeal of the dismissal on May 20, 2020, which was withdrawn on August 20, 2020. This matter is now concluded.
The Georgia PSC has approved 22 VCM reports covering the periods through December 31, 2019, including total construction capital costs incurred through that date of $7.4 billion (before $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds). Georgia Power filed its twenty-third VCM report with the Georgia PSC on August 31, 2020, which reflects the capital cost forecast discussed above and requests approval of $701 million of construction capital costs incurred from January 1, 2020 through June 30, 2020.
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
Deferral of Incremental COVID-19 Costs
On April 14, 2020 and May 12, 2020, in order to mitigate the economic impact of the COVID-19 pandemic on customers, the Mississippi PSC approved orders directing Mississippi Power to continue its previous, voluntary suspension of customer disconnections through May 26, 2020 and to defer as a regulatory asset all necessary and reasonable incremental costs or expenses to plan, prepare, stage, or react to protect and keep safe its employees and customers, and to reliably operate its utility system during the COVID-19 pandemic. The period over which such costs will be recovered is expected to be determined in a future PEP filing. At September 30, 2020, the incremental costs deferred totaled approximately $2 million. The ultimate outcome of this matter cannot be determined at this time.

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
Deferral of Incremental COVID-19 Costs
Atlanta Gas Light
On April 30, 2020, in response to the COVID-19 pandemic, the Georgia PSC approved orders directing Atlanta Gas Light to continue its previous, voluntary suspension of customer disconnections. On June 22, 2020, the Georgia PSC ordered Atlanta Gas Light to resume customer disconnections beginning July 1, 2020, with exceptions for customers still covered by a shelter-in-place order. The orders provide the Marketers, including SouthStar, with a mechanism to receive credits from Atlanta Gas Light for the base rates it charged to the Marketers of non-paying customers during the suspension. Atlanta Gas Light expects to recover these credits through the annual revenue true-up process within its future GRAM filings, which would impact rates starting on January 1, 2022. The ultimate outcome of this matter cannot be determined at this time.
Nicor Gas
On March 18, 2020, in response to the COVID-19 pandemic, the Illinois Commission issued an order directing utilities to cease disconnections for non-payment and to suspend the imposition of late payment fees or penalties. In response to this order, on March 27, 2020, Nicor Gas and other utilities in Illinois filed their plans seeking cost recovery and providing more flexible credit and collection plans.
On June 18, 2020, the Illinois Commission approved a stipulation pursuant to which the utilities will provide more flexible credit and collection procedures to assist customers with financial hardship and which authorizes a special purpose rider for recovery of the following COVID-19 pandemic-related impacts: incremental costs directly associated with the COVID-19 pandemic, net of the offset for COVID-19 pandemic-related credits received, foregone late fees, foregone reconnection charges, and the costs associated with a bill payment assistance program. Nicor Gas resumed late payment fees on July 27, 2020 and, on October 1, 2020, began recovery of the COVID-19 pandemic-related impacts through the special purpose rider, which will continue over a 24-month period. In response to an Illinois Commission request, Nicor Gas will continue to voluntarily suspend residential customer disconnections for non-payment through March 31, 2021. At September 30, 2020, Nicor Gas' related regulatory asset was $13 million.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Virginia Natural Gas
In response to the COVID-19 pandemic, the Virginia Commission issued orders requiring Virginia Natural Gas to suspend disconnections beginning on March 16, 2020 and also to suspend late payment and reconnection fees beginning on April 9, 2020, both of which expired on October 5, 2020. On April 29, 2020, the Virginia Commission authorized Virginia Natural Gas to defer the following COVID-19 pandemic-related costs as a regulatory asset: incremental uncollectible expense incurred, suspended late fees, suspended reconnection charges, carrying costs, and other incremental prudently incurred costs associated with the COVID-19 pandemic. Specific recovery of the amounts deferred in a regulatory asset will be addressed in a future rate proceeding. At September 30, 2020, Virginia Natural Gas' related regulatory asset was $1 million. The ultimate outcome of this matter cannot be determined at this time.
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
Southern Company
In January 2017, a securities class action complaint was filed in the U.S. District Court for the Northern District of Georgia by Monroe County Employees' Retirement System on behalf of all persons who purchased shares of Southern Company's common stock between April 25, 2012 and October 29, 2013. The complaint names as defendants Southern Company, certain of its current and former officers, and certain former Mississippi Power officers and alleges that the defendants made materially false and misleading statements regarding the Kemper County energy facility in violation of certain provisions under the Securities Exchange Act of 1934, as amended. The complaint seeks, among other things, compensatory damages and litigation costs and attorneys' fees. In 2017, the plaintiffs filed an amended complaint that provided additional detail about their claims, increased the purported class period by one day, and added certain other former Mississippi Power officers as defendants. Also in 2017, the defendants filed a motion to dismiss the plaintiffs' amended complaint with prejudice, to which the plaintiffs filed an opposition. In 2018, the court issued an order dismissing certain claims against certain officers of Southern Company and Mississippi Power and dismissing the allegations related to a number of the statements that plaintiffs challenged as being false or misleading. In 2018, the court denied the defendants' motion for reconsideration and also denied a motion to certify the issue for interlocutory appeal. In the third quarter 2019, the court certified the plaintiffs' proposed class and the defendants filed a petition for interlocutory appeal of the class certification order with the U.S. Court of Appeals for the Eleventh Circuit. In December 2019, the U.S. District Court for the Northern

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
District of Georgia entered an order staying all deadlines in the case pending mediation. The stay automatically expired on March 31, 2020; however, in light of the COVID-19 pandemic, the U.S. District Court for the Northern District of Georgia vacated all existing discovery deadlines until June 15, 2020. On June 30, 2020, the court entered a revised scheduling order, which resumed discovery and set out remaining case deadlines. On August 15, 2020, the parties reached a settlement. On September 8, 2020, the plaintiffs filed a stipulation of settlement and motion for preliminary approval to resolve the case on a class-wide basis, which the court granted on October 1, 2020. The settlement amount will be paid entirely through existing insurance policies and is not expected to have a material impact on Southern Company's financial statements.
In February 2017, Jean Vineyard and Judy Mesirov each filed a shareholder derivative lawsuit in the U.S. District Court for the Northern District of Georgia. Each of these lawsuits names as defendants Southern Company, certain of its directors, certain of its current and former officers, and certain former Mississippi Power officers. In 2017, these two shareholder derivative lawsuits were consolidated in the U.S. District Court for the Northern District of Georgia. The complaints allege that the defendants caused Southern Company to make false or misleading statements regarding the Kemper County energy facility cost and schedule. Further, the complaints allege that the defendants were unjustly enriched and caused the waste of corporate assets and also allege that the individual defendants violated their fiduciary duties. Each plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and, on each plaintiff's own behalf, attorneys' fees and costs in bringing the lawsuit. Each plaintiff also seeks certain changes to Southern Company's corporate governance and internal processes. In 2018, the court entered an order staying this lawsuit until 30 days after the resolution of any dispositive motions or any settlement, whichever is earlier, in the securities class action. On September 25, 2020, the plaintiffs filed a status report noting the settlement of the securities class action and informing the court that the parties have scheduled mediation of this case later in the fourth quarter 2020.
In May 2017, Helen E. Piper Survivor's Trust filed a shareholder derivative lawsuit in the Superior Court of Gwinnett County, Georgia that names as defendants Southern Company, certain of its directors, certain of its current and former officers, and certain former Mississippi Power officers. The complaint alleges that the individual defendants, among other things, breached their fiduciary duties in connection with schedule delays and cost overruns associated with the construction of the Kemper County energy facility. The complaint further alleges that the individual defendants authorized or failed to correct false and misleading statements regarding the Kemper County energy facility schedule and cost and failed to implement necessary internal controls to prevent harm to Southern Company. The plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and disgorgement of profits and, on its behalf, attorneys' fees and costs in bringing the lawsuit. The plaintiff also seeks certain unspecified changes to Southern Company's corporate governance and internal processes. In 2018, the court entered an order staying this lawsuit until 30 days after the resolution of any dispositive motions or any settlement, whichever is earlier, in the securities class action. In August 2019, the court granted a motion filed by the plaintiff in July 2019 to substitute a new named plaintiff, Martin J. Kobuck, in place of Helen E. Piper Survivor's Trust. On September 30, 2020, the plaintiffs filed a status report noting the settlement of the securities class action and informing the court that the parties have scheduled mediation of this case later in the fourth quarter 2020.
Georgia Power
In 2011, plaintiffs filed a putative class action against Georgia Power in the Superior Court of Fulton County, Georgia alleging that Georgia Power's collection in rates of amounts for municipal franchise fees (which fees are paid to municipalities) exceeded the amounts allowed in orders of the Georgia PSC and alleging certain state law claims. This case has been ruled upon and appealed numerous times over the last several years. In one recent appeal, the Georgia Supreme Court remanded the case and noted that the trial court could refer the matter to the Georgia PSC to interpret its tariffs. Following a motion by Georgia Power, in February 2019, the Superior Court of Fulton County ordered the parties to submit petitions to the Georgia PSC for a declaratory ruling and also conditionally certified the proposed class. In March 2019, Georgia Power and the plaintiffs filed petitions with the Georgia PSC seeking confirmation of the proper application of the municipal franchise fee schedule pursuant to the Georgia PSC's orders. Also in March 2019, Georgia Power appealed the class certification decision to the Georgia Court of

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Appeals. In October 2019, the Georgia PSC issued an order that found Georgia Power has appropriately implemented the municipal franchise fee schedule. On March 11, 2020, the Georgia Court of Appeals vacated the Superior Court of Fulton County's February 2019 order granting conditional class certification. The Court of Appeals remanded the case to the Superior Court of Fulton County for further proceedings. In September 2020, the plaintiffs and Georgia Power each filed motions for summary judgment on all claims and the plaintiffs renewed their motion for class certification. The amount of any possible losses cannot be calculated at this time because, among other factors, it is unknown whether a class will be certified, the ultimate composition of any class, and whether any losses would be subject to recovery from any municipalities.
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
Mississippi Power
In May 2018, Southern Company and Mississippi Power received a notice of dispute and arbitration demand filed by Martin Product Sales, LLC (Martin) based on two agreements, both related to Kemper IGCC byproducts for which Mississippi Power provided termination notices in 2017. Martin alleges breach of contract, breach of good faith and fair dealing, fraud and misrepresentation, and civil conspiracy and makes a claim for damages in the amount of approximately $143 million, as well as additional unspecified damages, attorney's fees, costs, and interest. A portion of the claim for damages was on behalf of Martin Transport, Inc. (Martin Transport), an affiliate of Martin. In May 2019, the arbitration panel denied Mississippi Power's and Southern Company's motions to dismiss. In September 2019, Martin Transport filed a separate complaint against Mississippi Power in the Circuit Court of Kemper County, Mississippi alleging claims of fraud, negligent misrepresentation, promissory estoppel, and equitable estoppel, each arising out of the same alleged facts and circumstances that underlie Martin's arbitration demand. Martin Transport seeks compensatory damages of $5 million and punitive damages of $50 million. In November 2019, Martin Transport's claim was combined with the Martin arbitration case and the separate court case was dismissed. In December 2019, Southern Company and Mississippi Power each filed motions for summary judgment on all claims. On February 17, 2020, the arbitration panel granted Southern Company's motion and dismissed Southern Company from the arbitration. On March 12, 2020, the arbitration panel denied Mississippi Power's motions for summary judgment. During the third quarter 2020, the plaintiffs reduced their claim for damages to approximately $76 million. On October 12, 2020, the arbitration panel issued a unanimous award in favor of Mississippi Power on all claims. This matter is now concluded.
In November 2018, Ray C. Turnage and 10 other individual plaintiffs filed a putative class action complaint against Mississippi Power and the three then-serving members of the Mississippi PSC in the U.S. District Court for the Southern District of Mississippi. Mississippi Power received Mississippi PSC approval in 2013 to charge a mirror CWIP rate premised upon including in its rate base pre-construction and construction costs for the Kemper IGCC prior to placing the Kemper IGCC into service. The Mississippi Supreme Court reversed that approval and ordered Mississippi Power to refund the amounts paid by customers under the previously-approved mirror CWIP rate. The plaintiffs allege that the initial approval process, and the amount approved, were improper. They also allege that Mississippi Power underpaid customers by up to $23.5 million in the refund process by applying an incorrect interest rate. The plaintiffs seek to recover, on behalf of themselves and their putative class, actual damages, punitive damages, pre-judgment interest, post-judgment interest, attorney's fees, and costs. In response to Mississippi Power and the Mississippi PSC each filing a motion to dismiss, the plaintiffs filed an amended complaint in March 2019. The amended complaint included four additional plaintiffs and additional claims for gross negligence, reckless conduct, and intentional wrongdoing. Mississippi Power and the Mississippi PSC have each filed a motion to dismiss the amended complaint. On March 27, 2020, the Mississippi PSC's motion to dismiss was granted. Also on March 27, 2020, the plaintiffs filed a motion seeking to name the new members of the Mississippi PSC, the Mississippi Development Authority, and Southern Company as additional defendants and add a cause of action against all defendants based on a dormant commerce clause theory under the U.S. Constitution. On April 9, 2020 and April 10, 2020, Mississippi Power and the Mississippi PSC, respectively, filed responses opposing the

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
motion for leave to file a second amended complaint. On May 26, 2020, the court granted Mississippi Power's motion to dismiss the first amended complaint filed in 2019. On July 6, 2020, the plaintiffs filed a motion for revision of the court's decision. The plaintiffs' motion for leave to file a second amended complaint also remains pending before the court. On July 28, 2020, the plaintiffs filed a motion for leave to file a third amended complaint, which includes the same federal claims as the proposed second amended complaint, as well as several additional state law claims based on the allegation that Mississippi Power failed to disclose the annual percentage rate of interest applicable to refunds. An adverse outcome in this proceeding could have a material impact on Mississippi Power's financial statements.
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
Georgia Power's environmental remediation liability was $15 million at both September 30, 2020 and December 31, 2019. Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected.
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
Southern Company Gas' environmental remediation liability was $252 million and $269 million as of September 30, 2020 and December 31, 2019, respectively, based on the estimated cost of environmental investigation and remediation associated with known current and former manufactured gas plant operating sites. These environmental remediation expenditures are generally recoverable from customers through rate mechanisms approved by the applicable state regulatory agencies of the natural gas distribution utilities.
The ultimate outcome of these matters cannot be determined at this time; however, as a result of the regulatory treatment for environmental remediation expenses described above, the final disposition of these matters is not expected to have a material impact on the financial statements of the applicable Registrants.
Nuclear Fuel Disposal Costs
On August 13, 2020, Alabama Power and Georgia Power filed amended complaints in each of the lawsuits against the U.S. government in the Court of Federal Claims for the costs of continuing to store spent nuclear fuel at Plants Farley, Hatch, and Vogtle Units 1 and 2. The amended complaints add damages from January 1, 2018 to December 31, 2019 to the claim period. Damages will continue to accumulate until the issue is resolved, the U.S. government disposes of Alabama Power's and Georgia Power's spent nuclear fuel pursuant to its contractual obligations, or alternative storage is otherwise provided. No amounts have been recognized in the financial statements as of September 30, 2020 for any potential recoveries from the pending lawsuits. The final outcome of these matters cannot be determined at this time. However, Alabama Power and Georgia Power expect to credit any recoveries for

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
the benefit of customers in accordance with direction from their respective PSC; therefore, no material impact on Southern Company's, Alabama Power's, or Georgia Power's net income is expected.
Other Matters
Southern Company
See Notes 1 and 3 under "Leveraged Leases" and "Other Matters – Southern Company," respectively, in Item 8 of the Form 10-K for discussion of challenges associated with a leveraged lease agreement with a subsidiary of Southern Holdings. While all required lease payments through September 30, 2020 have been paid in full, the operational and remarketing risks and the resulting cash liquidity challenges persist and significant concerns continue regarding the lessee's ability to make the remaining required semi-annual lease payments to the Southern Holdings subsidiary through the term of the lease.
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
If any future lease payment due prior to the expiration of the associated PPA is not paid in full, the Southern Holdings subsidiary may be unable to make its corresponding payment to the holders of the underlying non-recourse debt related to the generation assets. Failure to make the required payment to the debtholders could represent an event of default that would give the debtholders the right to foreclose on, and take ownership of, the generation assets, in effect terminating the lease. As the remaining amount of the lease investment was charged against earnings in the second quarter 2020, termination would not be expected to result in additional charges. Southern Company will continue to monitor the operational performance of the underlying assets and evaluate the ability of the lessee to continue to make the required lease payments and meet its obligations associated with a future closure or retirement of the generation assets and associated properties, including the dry ash landfill.
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
For year-to-date 2020, Mississippi Power recorded pre-tax (and after-tax) charges to income totaling $2 million primarily associated with abandonment and related closure costs and ongoing period costs, net of salvage proceeds,

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
for the mine and gasifier-related assets at the Kemper County energy facility. Dismantlement of the abandoned gasifier-related assets and site restoration activities are expected to be completed in 2025. The additional pre-tax period costs associated with dismantlement and site restoration activities, including related costs for compliance and safety, ARO accretion, and property taxes, net of salvage, are estimated to total $3 million for the remainder of 2020 and $10 million to $15 million annually for 2021 through 2025.
In December 2019, Mississippi Power transferred ownership of the CO2 pipeline to an unrelated gas pipeline company, with no resulting impact on income. In conjunction with the transfer of the CO2 pipeline, the parties agreed to enter into a 15-year firm transportation agreement, which is expected to be signed by the end of 2020, providing for the conversion by the pipeline company of the CO2 pipeline to a natural gas pipeline to be used for the delivery of natural gas to Plant Ratcliffe. The agreement is expected to be treated as a finance lease for accounting purposes upon commencement.
On September 3, 2020, Mississippi Power and Southern Company executed an agreement with the DOE completing Mississippi Power's request for property closeout certification under the contract related to the DOE grants received for the Kemper County energy facility, which enables Mississippi Power to proceed with full dismantlement of the abandoned gasifier-related assets and site restoration activities. The execution of the agreement had no material impact on Mississippi Power's financial statements. In connection with the DOE closeout discussions, in April 2019, the Civil Division of the Department of Justice informed Southern Company and Mississippi Power of an investigation related to the $387 million of DOE grants received. The ultimate outcome of this matter cannot be determined at this time; however, it could have a material impact on Southern Company's and Mississippi Power's financial statements.
Plant Daniel
In conjunction with Southern Company's sale of Gulf Power, Mississippi Power and Gulf Power agreed to seek a restructuring of their 50% undivided ownership interests in Plant Daniel such that each of them would, after the restructuring, own 100% of a generating unit. On April 24, 2020, Mississippi Power and Gulf Power amended the terms of the agreement to extend the deadline from May 1, 2020 to August 1, 2020 for Mississippi Power to notify Gulf Power of which generating unit it has selected for 100% ownership. The parties agreed not to select a specific unit by August 1, 2020 and are continuing negotiations on a mutually acceptable revised operating agreement. The impacts of operating the units on an individual basis continue to be evaluated by Mississippi Power and any transfer of ownership would be subject to approval by the FERC and the Mississippi PSC. The ultimate outcome of this matter cannot be determined at this time.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table disaggregates revenue from contracts with customers for the three and nine months ended September 30, 2020 and 2019:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended September 30, 2020
Operating revenues
Retail electric revenues
Residential	$2,019	$752	$1,183	$84	$—	$—
Commercial	1,354	447	833	74	—	—
Industrial	783	358	352	73	—	—
Other	22	5	15	2	—	—
Total retail electric revenues	4,178	1,562	2,383	233	—	—
Natural gas distribution revenues
Residential	170	—	—	—	—	170
Commercial	41	—	—	—	—	41
Transportation	224	—	—	—	—	224
Industrial	4	—	—	—	—	4
Other	35	—	—	—	—	35
Total natural gas distribution revenues	474	—	—	—	—	474
Wholesale electric revenues
PPA energy revenues	214	40	13	2	165	—
PPA capacity revenues	136	26	15	1	95	—
Non-PPA revenues	59	10	3	93	68	—
Total wholesale electric revenues	409	76	31	96	328	—
Other natural gas revenues
Wholesale gas services	431	—	—	—	—	431
Gas marketing services	38	—	—	—	—	38
Other natural gas revenues	7	—	—	—	—	7
Total natural gas revenues	476	—	—	—	—	476
Other revenues	218	33	115	6	4	—
Total revenue from contracts with customers	5,755	1,671	2,529	335	332	950
Other revenue sources(a)	968	58	88	1	191	630
Other adjustments(b)	(1,103)	—	—	—	—	(1,103)
Total operating revenues	$5,620	$1,729	$2,617	$336	$523	$477

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Nine Months Ended September 30, 2020
Operating revenues
Retail electric revenues
Residential	$4,802	$1,839	$2,760	$203	$—	$—
Commercial	3,589	1,152	2,242	195	—	—
Industrial	2,081	956	907	218	—	—
Other	68	16	46	6	—	—
Total retail electric revenues	10,540	3,963	5,955	622	—	—
Natural gas distribution revenues
Residential	906	—	—	—	—	906
Commercial	229	—	—	—	—	229
Transportation	723	—	—	—	—	723
Industrial	21	—	—	—	—	21
Other	179	—	—	—	—	179
Total natural gas distribution revenues	2,058	—	—	—	—	2,058
Wholesale electric revenues
PPA energy revenues	550	94	38	7	425	—
PPA capacity revenues	339	78	30	3	231	—
Non-PPA revenues	159	33	7	235	184	—
Total wholesale electric revenues	1,048	205	75	245	840	—
Other natural gas revenues
Wholesale gas services	1,168	—	—	—	—	1,168
Gas marketing services	258	—	—	—	—	258
Other natural gas revenues	22	—	—	—	—	22
Total natural gas revenues	1,448	—	—	—	—	1,448
Other revenues	677	117	329	19	11	—
Total revenue from contracts with customers	15,771	4,285	6,359	886	851	3,506
Other revenue sources(a)	2,604	160	12	9	486	1,973
Other adjustments(b)	(3,117)	—	—	—	—	(3,117)
Total operating revenues	$15,258	$4,445	$6,371	$895	$1,337	$2,362

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended September 30, 2019
Operating revenues
Retail electric revenues
Residential	$2,119	$820	$1,211	$88	$—	$—
Commercial	1,563	512	965	86	—	—
Industrial	953	421	450	82	—	—
Other	26	7	16	3	—	—
Total retail electric revenues	4,661	1,760	2,642	259	—	—
Natural gas distribution revenues
Residential	162	—	—	—	—	162
Commercial	42	—	—	—	—	42
Transportation	204	—	—	—	—	204
Industrial	3	—	—	—	—	3
Other	30	—	—	—	—	30
Total natural gas distribution revenues	441	—	—	—	—	441
Wholesale electric revenues
PPA energy revenues	245	43	19	2	188	—
PPA capacity revenues	134	25	13	1	100	—
Non-PPA revenues	62	2	3	111	81	—
Total wholesale electric revenues	441	70	35	114	369	—
Other natural gas revenues
Wholesale gas services	425	—	—	—	—	425
Gas marketing services	37	—	—	—	—	37
Other natural gas revenues	10	—	—	—	—	10
Total natural gas revenues	472	—	—	—	—	472
Other revenues	267	36	113	4	3	—
Total revenue from contracts with customers	6,282	1,866	2,790	377	372	913
Other revenue sources(a)	855	(25)	(35)	(7)	202	727
Other adjustments(b)	(1,142)	—	—	—	—	(1,142)
Total operating revenues	$5,995	$1,841	$2,755	$370	$574	$498

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Nine Months Ended September 30, 2019
Operating revenues
Retail electric revenues
Residential	$4,939	$1,971	$2,751	$217	$—	$—
Commercial	3,951	1,301	2,427	223	—	—
Industrial	2,428	1,128	1,074	226	—	—
Other	69	20	41	8	—	—
Total retail electric revenues	11,387	4,420	6,293	674	—	—
Natural gas distribution revenues
Residential	992	—	—	—	—	992
Commercial	277	—	—	—	—	277
Transportation	673	—	—	—	—	673
Industrial	25	—	—	—	—	25
Other	191	—	—	—	—	191
Total natural gas distribution revenues	2,158	—	—	—	—	2,158
Wholesale electric revenues
PPA energy revenues	648	110	47	8	508	—
PPA capacity revenues	350	77	41	2	272	—
Non-PPA revenues	174	65	5	275	190	—
Total wholesale electric revenues	1,172	252	93	285	970	—
Other natural gas revenues
Wholesale gas services	1,590	—	—	—	—	1,590
Gas marketing services	313	—	—	—	—	313
Other natural gas revenues	32	—	—	—	—	32
Total natural gas revenues	1,935	—	—	—	—	1,935
Other revenues	763	119	298	14	10	—
Total revenue from contracts with customers	17,415	4,791	6,684	973	980	4,093
Other revenue sources(a)	3,266	(29)	22	(3)	547	2,744
Other adjustments(b)	(4,176)	—	—	—	—	(4,176)
Total operating revenues	$16,505	$4,762	$6,706	$970	$1,527	$2,661
(a)Other revenue sources primarily relate to revenues from customers accounted for as derivatives and leases, as well as alternative revenue programs at Southern Company Gas and other cost recovery mechanisms at the traditional electric operating companies.
(b)Other adjustments relate to the cost of Southern Company Gas' energy and risk management activities. Wholesale gas services revenues are presented net of the related costs of those activities on the statement of income. See Note (L) under "Southern Company Gas" for additional information on the components of wholesale gas services' operating revenues.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers at September 30, 2020 and December 31, 2019:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Accounts Receivables
As of September 30, 2020	$2,344	$686	$901	$93	$100	$385
As of December 31, 2019	2,413	586	688	79	97	749
Contract Assets
As of September 30, 2020	$159	$5	$103	$—	$—	$—
As of December 31, 2019	117	—	69	—	—	—
Contract Liabilities
As of September 30, 2020	$56	$1	$24	$—	$3	$1
As of December 31, 2019	52	10	13	—	1	1
As of September 30, 2020 and December 31, 2019, Georgia Power had contract assets primarily related to fixed retail customer bill programs, where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over a one-year contract term, and unregulated service agreements, where payment is contingent on project completion. Contract liabilities for Georgia Power relate to cash collections recognized in advance of revenue for certain unregulated service agreements. Alabama Power had contract liabilities for outstanding performance obligations primarily related to extended service agreements. Southern Company's unregulated distributed generation business had $47 million and $40 million of contract assets and $22 million and $28 million of contract liabilities at September 30, 2020 and December 31, 2019, respectively, for outstanding performance obligations.
Revenues recognized by Southern Company in the three and nine months ended September 30, 2020, which were included in contract liabilities at December 31, 2019, were $8 million and $29 million, respectively, and immaterial for all other applicable Registrants.
Remaining Performance Obligations
The traditional electric operating companies and Southern Power have long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. These contracts primarily relate to PPAs whereby the traditional electric operating companies and Southern Power provide electricity and generation capacity to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related to certain fixed price contracts. Revenue from contracts with customers related to these performance obligations remaining at September 30, 2020 are expected to be recognized as follows:

	2020 (remaining)	2021	2022	2023	2024	2025 and Thereafter
	(in millions)
Southern Company	$170	$487	$362	$339	$319	$3,062
Alabama Power	7	33	31	24	7	5
Georgia Power	20	71	43	35	24	62
Southern Power	60	290	292	282	290	3,013

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Revenue expected to be recognized for performance obligations remaining at September 30, 2020 was immaterial for Mississippi Power.
Lease Income
Lease income for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
For the Three Months Ended September 30, 2020
Lease income - interest income on sales-type leases	$3	$—	$—	$3	$—	$—
Lease income - operating leases	50	11	14	—	21	9
Variable lease income	145	—	—	—	153	—
Total lease income	$198	$11	$14	$3	$174	$9

For the Nine Months Ended September 30, 2020
Lease income - interest income on sales-type leases	$8	$—	$—	$8	$—	$—
Lease income - operating leases	148	24	44	1	66	26
Variable lease income	345	—	—	—	368	—
Total lease income	$501	$24	$44	$9	$434	$26

For the Three Months Ended September 30, 2019
Lease income - interest income on sales-type leases	$2	$—	$—	$2	$—	$—
Lease income - operating leases	64	5	18	—	31	9
Variable lease income	141	—	—	—	151	—
Total lease income	$207	$5	$18	$2	$182	$9

For the Nine Months Ended September 30, 2019
Lease income - interest income on sales-type leases	$7	$—	$—	$7	$—	$—
Lease income - operating leases	216	19	57	—	111	26
Variable lease income	324	—	—	—	349	—
Total lease income	$547	$19	$57	$7	$460	$26
Lease income for Southern Power is included in wholesale revenues. Lease payments received under tolling arrangements and PPAs consist of either scheduled payments or variable payments based on the amount of energy produced by the underlying electric generating units.
As part of the Autauga Combined Cycle Acquisition, Alabama Power assumed an existing power sales agreement under which the full output of the generating facility remains committed to another third party for its remaining term of approximately three years. These revenues are included above as lease income from operating leases. See Note (B) and Note 15 to the financial statements in Item 8 of the Form 10-K under "Alabama Power" for additional information.
Lease Receivables
Mississippi Power completed construction of additional leased assets under an existing sales-type lease during the third quarter 2020. Upon completion of construction, the book value of $25 million was transferred from CWIP to lease receivables, of which $22 million and $3 million is included in other property and investments and other accounts and notes receivable, respectively, at September 30, 2020. The transfer represents a non-cash investing transaction for purposes of the statements of cash flows.

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
SP Solar and SP Wind
At September 30, 2020 and December 31, 2019, SP Solar had total assets of $6.3 billion and $6.4 billion, respectively, and total liabilities of $382 million. Noncontrolling interests totaled $1.1 billion at both September 30, 2020 and December 31, 2019. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to Global Atlantic in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
At September 30, 2020 and December 31, 2019, SP Wind had total assets of $2.4 billion and $2.5 billion, respectively, total liabilities of $129 million and $128 million, respectively, and noncontrolling interests of $44 million and $45 million, respectively. Under the terms of the limited liability agreement, distributions without Class A member consent are limited to available cash and SP Wind is obligated to distribute all such available cash to its members each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves. Cash distributions from SP Wind are generally allocated 60% to Southern Power and 40% to the three financial investors in accordance with the limited liability agreement.
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
At September 30, 2020 and December 31, 2019, the other VIEs had total assets of $1.1 billion, total liabilities of $109 million and $104 million, respectively, and noncontrolling interests of $471 million and $409 million, respectively. Under the terms of the partnership agreements, distributions of all available cash are required each month or quarter and additional distributions require partner consent.
Equity Method Investments
At September 30, 2020 and December 31, 2019, Southern Power had equity method investments in wind and battery storage projects totaling $19 million and $28 million, respectively.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company Gas
Equity Method Investments
On March 24, 2020, Southern Company Gas completed the sale of its interests in Pivotal LNG and Atlantic Coast Pipeline. See Note (K) under "Southern Company Gas" for additional information.
The carrying amounts of Southern Company Gas' equity method investments as of September 30, 2020 and December 31, 2019 and related income from those investments for the three and nine months ended September 30, 2020 and 2019 were as follows:

Investment Balance	September 30, 2020	December 31, 2019(a)
	(in millions)
SNG(b)	$1,180	$1,137
PennEast Pipeline(c)	89	82
Other	32	32
Total	$1,301	$1,251
(a)Excludes investments in Atlantic Coast Pipeline and Pivotal JAX LNG classified as held for sale at December 31, 2019. See Note 15 to the financial statements under "Assets Held for Sale" in Item 8 of the Form 10-K for additional information.
(b)Increase primarily relates to a capital contribution, partially offset by the continued amortization of deferred tax assets established upon acquisition.
(c)See Note (C) under "Other Matters – Southern Company Gas" for additional information on the PennEast Pipeline.

Earnings from Equity Method Investments	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
	(in millions)
SNG	$30	$30	$95	$104
Atlantic Coast Pipeline(a)(b)	—	3	3	9
PennEast Pipeline(a)	2	2	5	5
Other	1	—	3	(3)
Total	$33	$35	$106	$115
(a)Amounts primarily result from AFUDC equity recorded by the project entity.
(b)On March 24, 2020, Southern Company Gas completed the sale of its interest in Atlantic Coast Pipeline. See Note (K) under "Southern Company Gas" for additional information.
SNG
Selected financial information of SNG for the three and nine months ended September 30, 2020 and 2019 is as follows:

Income Statement Information	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
	(in millions)
Revenues	$150	$152	$457	$473
Operating income	85	82	262	274
Net income	59	60	189	208

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(F) FINANCING
Bank Credit Arrangements
See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K for additional information.
At September 30, 2020, committed credit arrangements with banks were as follows:

	Expires
Company	2021	2022	2023	2024	Total	Unused	Due within One Year
	(in millions)
Southern Company parent	$—	$—	$—	$2,000	$2,000	$1,999	$—
Alabama Power	3	525	—	800	1,328	1,328	3
Georgia Power	—	—	—	1,750	1,750	1,728	—
Mississippi Power	—	150	125	—	275	250	—
Southern Power(a)	—	—	—	600	600	591	—
Southern Company Gas(b)	—	—	—	1,750	1,750	1,745	—
SEGCO	30	—	—	—	30	30	30
Southern Company	$33	$675	$125	$6,900	$7,733	$7,671	$33
(a)Does not include Southern Power Company's $120 million and $60 million continuing letter of credit facilities for standby letters of credit expiring in 2021 and 2023, respectively, of which $23 million and $40 million, respectively, was unused at September 30, 2020. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
(b)Southern Company Gas, as the parent entity, guarantees the obligations of Southern Company Gas Capital, which is the borrower of $1.25 billion of this arrangement. Southern Company Gas' committed credit arrangement also includes $500 million for which Nicor Gas is the borrower and which is restricted for working capital needs of Nicor Gas. Pursuant to this multi-year credit arrangement, the allocations between Southern Company Gas Capital and Nicor Gas may be adjusted.
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
These bank credit arrangements, as well as the term loan arrangements of the Registrants and SEGCO, contain covenants that limit debt levels and contain cross-acceleration or, in the case of Southern Power, cross-default provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. Such cross-default provisions to other indebtedness would trigger an event of default if Southern Power defaulted on indebtedness or guarantee obligations over a specified threshold. Such cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. At September 30, 2020, the Registrants, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at September 30, 2020 was approximately $1.4 billion (comprised of approximately $854 million at Alabama Power, $550 million at Georgia Power, and $34 million at Mississippi Power). In addition, at September 30, 2020, Georgia Power had approximately $257 million of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Earnings per Share
For Southern Company, the only differences in computing basic and diluted earnings per share are attributable to awards outstanding under stock-based compensation plans and the equity units issued in August 2019. Earnings per share dilution resulting from stock-based compensation plans and the equity units issuance is determined using the treasury stock method. See Note 8 to the financial statements under "Equity Units" in Item 8 of the Form 10-K for information on the August 2019 equity units issuance and Note 12 to the financial statements in Item 8 of the Form 10-K for information on stock-based compensation plans. Shares used to compute diluted earnings per share were as follows:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
	(in millions)
As reported shares	1,058	1,048	1,058	1,043
Effect of stock-based compensation	6	9	6	8
Diluted shares	1,064	1,057	1,064	1,051
An immaterial number of stock-based compensation awards was not included in the diluted earnings per share calculation because the awards were anti-dilutive for the three and nine months ended September 30, 2020. There were no such amounts for the three and nine months ended September 30, 2019.
An immaterial number of shares related to the equity units issued in August 2019 was included in the calculation of diluted earnings per share for the nine months ended September 30, 2020. There were no such amounts for all other periods presented.
(G) INCOME TAXES
See Note 10 to the financial statements in Item 8 of the Form 10-K for additional tax information.
Current and Deferred Income Taxes
Tax Credit and Net Operating Loss Carryforwards
Southern Company had federal ITC and PTC carryforwards (primarily related to Southern Power) totaling $1.5 billion as of September 30, 2020 compared to $1.8 billion as of December 31, 2019.
The federal ITC and PTC carryforwards begin expiring in 2034 and 2032, respectively, but are expected to be fully utilized by 2024. The utilization of each Registrants' estimated tax credit and net operating loss carryforwards and related valuation allowances could be impacted by numerous factors, including the acquisition of additional renewable projects, the purchase of rights to additional PTCs of Plant Vogtle Units 3 and 4 pursuant to certain joint ownership agreements, potential impacts of the COVID-19 pandemic, and changes in taxable income projections. See Note (B) and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information on Plant Vogtle Units 3 and 4.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company's effective tax rate was 13.9% for the nine months ended September 30, 2020 compared to 30.2% for the corresponding period in 2019. The effective tax rate decrease was primarily due to the tax impact from the sale of Gulf Power in 2019, as well as an increase in the flowback of excess deferred income taxes in 2020 primarily at Georgia Power. See Note 15 to the financial statements under "Southern Company" in Item 8 of the Form 10-K for additional information.
Georgia Power
Georgia Power's effective tax rate was 12.3% for the nine months ended September 30, 2020 compared to 22.6% for the corresponding period in 2019. The effective tax rate decrease was primarily due to an increase in the flowback of excess deferred income taxes in 2020 as authorized in the 2019 ARP, as well as the second quarter 2020 charge to earnings associated with the construction of Plant Vogtle Units 3 and 4. See Note (B) under "Georgia Power – Nuclear Construction" and Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information.
Mississippi Power
Mississippi Power's effective tax rate was 12.7% for the nine months ended September 30, 2020 compared to 16.3% for the corresponding period in 2019. The effective tax rate decrease was primarily due to an increase in the flowback of excess deferred income taxes in 2020 as authorized in the Mississippi Power Rate Case Settlement Agreement. See Note (B) under "Mississippi Power – 2019 Base Rate Case" for additional information.
Southern Power
Southern Power's effective tax rate was 11.3% for the nine months ended September 30, 2020 compared to a benefit rate of (13.6)% for the corresponding period in 2019. The effective tax rate increase was primarily due to tax benefits resulting from ITCs recognized upon the sale of Plant Nacogdoches in 2019. See Note (K) under "Southern Power" for additional information.
Southern Company Gas
Southern Company Gas' effective tax rate was 21.4% for the nine months ended September 30, 2020 compared to 15.0% for the corresponding period in 2019. The effective tax rate increase was primarily due to higher flowback of excess deferred income taxes in 2019, primarily at Atlanta Gas Light as previously authorized by the Georgia PSC, and the reversal of a federal tax valuation allowance in connection with Southern Company Gas' sale of its investment in Triton in 2019. See Notes 2 and 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
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
On each Registrant's condensed statements of income, the service cost component of net periodic benefit costs is included in other operations and maintenance expenses and all other components of net periodic benefit costs are included in other income (expense), net. Components of the net periodic benefit costs for the three and nine months ended September 30, 2020 and 2019 are presented in the following tables.

Three Months Ended September 30, 2020	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Pension Plans
Service cost	$94	$23	$24	$3	$2	$8
Interest cost	108	25	33	5	1	8
Expected return on plan assets	(274)	(66)	(87)	(13)	(4)	(20)
Amortization:
Prior service costs	—	1	—	—	—	(1)
Regulatory asset	—	—	—	—	—	4
Net (gain)/loss	67	17	22	4	1	2
Net periodic pension cost (income)	$(5)	$—	$(8)	$(1)	$—	$1
Postretirement Benefits
Service cost	$6	$1	$2	$(1)	$1	$—
Interest cost	13	4	5	1	—	2
Expected return on plan assets	(18)	(7)	(7)	—	—	(2)
Amortization:
Prior service costs	—	—	(1)	—	—	—
Regulatory asset	—	—	—	—	—	2
Net (gain)/loss	1	—	1	—	—	(1)
Net periodic postretirement benefit cost	$2	$(2)	$—	$—	$1	$1

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Nine Months Ended September 30, 2020	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Pension Plans
Service cost	$282	$67	$72	$11	$6	$24
Interest cost	324	75	100	15	4	23
Expected return on plan assets	(824)	(198)	(261)	(38)	(10)	(59)
Amortization:
Prior service costs	1	1	1	—	—	(2)
Regulatory asset	—	—	—	—	—	12
Net (gain)/loss	201	53	65	10	2	7
Net periodic pension cost (income)	$(16)	$(2)	$(23)	$(2)	$2	$5

Postretirement Benefits
Service cost	$17	$4	$5	$—	$1	$1
Interest cost	40	10	15	2	—	5
Expected return on plan assets	(54)	(21)	(20)	(1)	—	(5)
Amortization:
Prior service costs	(1)	—	(1)	—	—	—
Regulatory asset	—	—	—	—	—	5
Net (gain)/loss	2	—	2	—	—	(2)
Net periodic postretirement benefit cost	$4	$(7)	$1	$1	$1	$4

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Three Months Ended September 30, 2019	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Pension Plans
Service cost	$73	$17	$19	$3	$2	$7
Interest cost	123	28	38	6	1	9
Expected return on plan assets	(222)	(51)	(73)	(10)	(2)	(15)
Amortization:
Prior service costs	1	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	3
Net (gain)/loss	30	9	11	1	—	1
Net periodic pension cost (income)	$5	$3	$(5)	$—	$1	$4
Postretirement Benefits
Service cost	$5	$1	$2	$1	$—	$—
Interest cost	18	4	6	—	—	2
Expected return on plan assets	(16)	(6)	(7)	—	—	(1)
Amortization:
Prior service costs	—	1	—	—	—	—
Regulatory asset	—	—	—	—	—	1
Net (gain)/loss	(1)	—	1	—	—	—
Net periodic postretirement benefit cost	$6	$—	$2	$1	$—	$2

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Nine Months Ended September 30, 2019	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Pension Plans
Service cost	$219	$51	$56	$9	$5	$19
Interest cost	369	85	116	17	4	27
Expected return on plan assets	(664)	(154)	(219)	(30)	(7)	(45)
Amortization:
Prior service costs	2	1	1	—	—	(2)
Regulatory asset	—	—	—	—	—	10
Net (gain)/loss	90	27	33	4	—	2
Net periodic pension cost (income)	$16	$10	$(13)	$—	$2	$11
Postretirement Benefits
Service cost	$14	$3	$4	$1	$—	$1
Interest cost	52	12	19	2	—	7
Expected return on plan assets	(49)	(19)	(19)	(1)	—	(4)
Amortization:
Prior service costs	2	3	—	—	—	—
Regulatory asset	—	—	—	—	—	4
Net (gain)/loss	(2)	—	1	—	—	(2)
Net periodic postretirement benefit cost	$17	$(1)	$5	$2	$—	$6

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(I) FAIR VALUE MEASUREMENTS
As of September 30, 2020, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using:
As of September 30, 2020:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$488	$218	$117	$—	$823
Interest rate derivatives	—	20	—	—	20
Foreign currency derivatives	—	29	—	—	29
Investments in trusts:(b)(c)
Domestic equity	754	137	—	—	891
Foreign equity	71	220	—	—	291
U.S. Treasury and government agency securities	—	268	—	—	268
Municipal bonds	—	99	—	—	99
Pooled funds – fixed income	—	17	—	—	17
Corporate bonds	15	376	—	—	391
Mortgage and asset backed securities	—	79	—	—	79
Private equity	—	—	—	68	68
Cash and cash equivalents	1	—	—	—	1
Other	25	6	—	—	31
Cash equivalents	2,750	11	—	—	2,761
Other investments	9	19	—	—	28
Total	$4,113	$1,499	$117	$68	$5,797
Liabilities:
Energy-related derivatives(a)	$521	$155	$75	$—	$751
Foreign currency derivatives	—	23	—	—	23
Contingent consideration	—	—	19	—	19
Total	$521	$178	$94	$—	$793

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
As of September 30, 2020:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$23	$—	$—	$23
Nuclear decommissioning trusts:(b)
Domestic equity	477	128	—	—	605
Foreign equity	71	64	—	—	135
U.S. Treasury and government agency securities	—	21	—	—	21
Municipal bonds	—	1	—	—	1
Corporate bonds	15	159	—	—	174
Mortgage and asset backed securities	—	27	—	—	27
Private equity	—	—	—	68	68
Other	6	—	—	—	6
Cash equivalents	825	11	—	—	836
Other investments	—	19	—	—	19
Total	$1,394	$453	$—	$68	$1,915
Liabilities:
Energy-related derivatives	$—	$6	$—	$—	$6

Georgia Power
Assets:
Energy-related derivatives	$—	$31	$—	$—	$31
Nuclear decommissioning trusts:(b)(c)
Domestic equity	277	1	—	—	278
Foreign equity	—	153	—	—	153
U.S. Treasury and government agency securities	—	247	—	—	247
Municipal bonds	—	98	—	—	98
Corporate bonds	—	217	—	—	217
Mortgage and asset backed securities	—	52	—	—	52
Other	19	6	—	—	25
Cash equivalents	485	—	—	—	485
Total	$781	$805	$—	$—	$1,586
Liabilities:
Energy-related derivatives	$—	$9	$—	$—	$9

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
As of September 30, 2020:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$18	$—	$—	$18
Cash equivalents	36	—	—	—	36
Total	$36	$18	$—	$—	$54
Liabilities:
Energy-related derivatives	$—	$7	$—	$—	$7

Southern Power
Assets:
Energy-related derivatives	$—	$5	$—	$—	$5
Foreign currency derivatives	—	29	—	—	29
Cash equivalents	149	—	—	—	149
Total	$149	$34	$—	$—	$183
Liabilities:
Energy-related derivatives	$—	$1	$—	$—	$1
Foreign currency derivatives	—	23	—	—	23
Contingent consideration	—	—	19	—	19
Total	$—	$24	$19	$—	$43

Southern Company Gas
Assets:
Energy-related derivatives(a)	$488	$141	$117	$—	$746
Non-qualified deferred compensation trusts:
Domestic equity	—	8	—	—	8
Foreign equity	—	3	—	—	3
Pooled funds – fixed income	—	17	—	—	17
Cash equivalents	1	—	—	—	1
Cash equivalents and restricted cash	113	—	—	—	113
Total	$602	$169	$117	$—	$888
Liabilities:
Energy-related derivatives(a)	$521	$132	$75	$—	$728
(a)Energy-related derivatives exclude cash collateral of $70 million.
(b)Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.
(c)Includes investment securities pledged to creditors and collateral received and excludes payables related to the securities lending program. As of September 30, 2020, approximately $25 million of the fair market value of Georgia Power's nuclear decommissioning trust funds' securities were on loan to creditors under the funds' managers' securities lending program. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. The fair value of the funds, including reinvested interest and dividends and excluding the funds' expenses, increased (decreased) by the amounts shown in the table below for the three and nine months ended September 30, 2020 and 2019. The changes were recorded as a change to the regulatory assets and liabilities related to AROs for Georgia Power and Alabama Power, respectively.

Fair value increases (decreases)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
	(in millions)
Southern Company	$108	$27	$85	$255
Alabama Power	66	15	24	140
Georgia Power	42	12	61	115
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
As of September 30, 2020, the fair value measurements of private equity investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $68 million and unfunded commitments related to the private equity investments totaled $67 million. Private equity investments include high-quality private equity funds across several market sectors and funds that invest in real estate assets. Private equity funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.
As of September 30, 2020, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in millions)
Long-term debt, including securities due within one year:
Carrying amount	$49,743	$9,113	$12,700	$1,402	$4,155	$6,461
Fair value	56,739	10,741	15,052	1,562	4,535	7,640
(*)The long-term debt of Southern Company Gas is recorded at amortized cost, including the fair value adjustments at the effective date of the 2016 merger with Southern Company. Southern Company Gas amortizes the fair value adjustments over the lives of the respective bonds.
The fair values are determined using Level 2 measurements and are based on quoted market prices for the same or similar issues or on the current rates available to the Registrants.
Commodity Contracts with Level 3 Valuation Inputs
As of September 30, 2020, the fair value of Southern Company Gas' Level 3 physical natural gas forward contracts was $42 million. Since commodity contracts classified as Level 3 typically include a combination of observable and unobservable components, the changes in fair value may include amounts due in part to observable market factors, or changes to assumptions on the unobservable components. The following table includes transfers to Level 3, which represent the fair value of Southern Company Gas' commodity derivative contracts that include a significant unobservable component for the first time during the period.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(in millions)
Beginning balance	$80	$14
Transfers to Level 3	—	70
Transfers from Level 3	(2)	(5)
Instruments realized or otherwise settled during period	(9)	(16)
Changes in fair value	(27)	(21)
Ending balance	$42	$42
Changes in fair value of Level 3 instruments represent changes in gains and losses for the periods that are reported on Southern Company Gas' statements of income in natural gas revenues.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The valuation of certain commodity contracts requires the use of certain unobservable inputs. All forward pricing used in the valuation of such contracts is directly based on third-party market data, such as broker quotes and exchange settlements, when that data is available. If third-party market data is not available, then industry standard methodologies are used to develop inputs that maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Observable inputs, including some forward prices used for determining fair value, reflect the best available market information. Unobservable inputs are updated using industry standard techniques such as extrapolation, combining observable forward inputs supplemented by historical market and other relevant data. Level 3 physical natural gas forward contracts include unobservable forward price inputs (ranging from $(1.11) to $0.24 per mmBtu). Forward price increases (decreases) as of September 30, 2020 would have resulted in higher (lower) values on a net basis.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Energy-related derivative contracts are accounted for under one of three methods:
•Regulatory Hedges — Energy-related derivative contracts designated as regulatory hedges relate primarily to the traditional electric operating companies' and the natural gas distribution utilities' fuel-hedging programs, where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as the underlying fuel is used in operations and ultimately recovered through the respective fuel cost recovery clauses.
•Cash Flow Hedges — Gains and losses on energy-related derivatives designated as cash flow hedges (which are mainly used to hedge anticipated purchases and sales) are initially deferred in accumulated OCI before being recognized in the statements of income in the same period and in the same income statement line item as the earnings effect of the hedged transactions.
•Not Designated — Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred.
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
At September 30, 2020, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	877	2024	2031
Alabama Power	78	2024	—
Georgia Power	131	2023	—
Mississippi Power	86	2024	—
Southern Power	14	2022	2021
Southern Company Gas(*)	568	2023	2031
(*)Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of long natural gas positions of 4.6 billion mmBtu and short natural gas positions of 4.1 billion mmBtu as of September 30, 2020, which is also included in Southern Company's total volume.
At September 30, 2020, the net volume of Southern Power's energy-related derivative contracts for power to be sold was 1 million MWHs, all of which expire in 2021.
In addition to the volumes discussed above, the traditional electric operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess natural gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 12 million mmBtu for Southern Company, which includes 3 million mmBtu for Alabama Power, 4 million mmBtu for Georgia Power, 1 million mmBtu for Mississippi Power, and 4 million mmBtu for Southern Power.
For cash flow hedges of energy-related derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to earnings for the 12-month period ending September 30, 2021 are immaterial for all Registrants.

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
At September 30, 2020, the following interest rate derivatives were outstanding:

	Notional Amount	Interest Rate Received	Weighted Average Interest Rate Paid	Hedge Maturity Date	Fair Value Gain (Loss) at September 30, 2020
	(in millions)				(in millions)
Cash Flow Hedges of Existing Debt
Mississippi Power	$60	1-month LIBOR	0.58%	December 2021	$—
Fair Value Hedges of Existing Debt
Southern Company parent	1,500	2.35%	1-month LIBOR + 0.87%	July 2021	20
Southern Company	$1,560				$20
For cash flow hedge interest rate derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to interest expense for the 12-month period ending September 30, 2021 total $(25) million for Southern Company and are immaterial for all other Registrants. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2046 for the Southern Company parent entity, 2035 for Alabama Power, 2044 for Georgia Power, 2028 for Mississippi Power, and 2046 for Southern Company Gas.
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
At September 30, 2020, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) at September 30, 2020
	(in millions)		(in millions)			(in millions)
Cash Flow Hedges of Existing Debt
Southern Power	$677	2.95%	€600	1.00%	June 2022	$11
Southern Power	564	3.78%	500	1.85%	June 2026	(5)
Total	$1,241		€1,100			$6

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The estimated pre-tax gains (losses) related to Southern Power's foreign currency derivatives expected to be reclassified from accumulated OCI to earnings for the 12-month period ending September 30, 2021 are $(14) million.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

	As of September 30, 2020		As of December 31, 2019
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$52	$13	$3	$70
Other deferred charges and assets/Other deferred credits and liabilities	30	15	6	44
Total derivatives designated as hedging instruments for regulatory purposes	$82	$28	$9	$114
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$8	$3	$1	$6
Other deferred charges and assets/Other deferred credits and liabilities	2	—	—	—
Interest rate derivatives:
Other current assets/Other current liabilities	19	—	2	23
Other deferred charges and assets/Other deferred credits and liabilities	—	—	—	1
Foreign currency derivatives:
Other current assets/Other current liabilities	—	23	—	24
Other deferred charges and assets/Other deferred credits and liabilities	29	—	16	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$58	$26	$19	$54
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets/Other current liabilities	$392	$428	$461	$358
Other deferred charges and assets/Other deferred credits and liabilities	338	291	207	225
Total derivatives not designated as hedging instruments	$730	$719	$668	$583
Gross amounts recognized	$870	$773	$696	$751
Gross amounts offset(a)	(636)	(706)	(463)	(562)
Net amounts recognized in the Balance Sheets(b)	$234	$67	$233	$189

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	As of September 30, 2020		As of December 31, 2019
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Alabama Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$14	$2	$2	$14
Other deferred charges and assets/Other deferred credits and liabilities	9	4	2	10
Total derivatives designated as hedging instruments for regulatory purposes	$23	$6	$4	$24
Gross amounts recognized	$23	$6	$4	$24
Gross amounts offset	(5)	(5)	(2)	(2)
Net amounts recognized in the Balance Sheets	$18	$1	$2	$22

Georgia Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$18	$3	$1	$32
Other deferred charges and assets/Other deferred credits and liabilities	13	6	3	21
Total derivatives designated as hedging instruments for regulatory purposes	$31	$9	$4	$53
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current assets/Other current liabilities	$—	$—	$—	$17
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$—	$—	$—	$17
Gross amounts recognized	$31	$9	$4	$70
Gross amounts offset	(9)	(9)	(3)	(3)
Net amounts recognized in the Balance Sheets	$22	$—	$1	$67

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	As of September 30, 2020		As of December 31, 2019
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Mississippi Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$10	$2	$—	$15
Other deferred charges and assets/Other deferred credits and liabilities	8	5	1	12
Total derivatives designated as hedging instruments for regulatory purposes	$18	$7	$1	$27
Gross amounts recognized	$18	$7	$1	$27
Gross amounts offset	(7)	(7)	(1)	(1)
Net amounts recognized in the Balance Sheets	$11	$—	$—	$26

Southern Power
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$4	$1	$1	$2
Other deferred charges and assets/Other deferred credits and liabilities	1	—	—	—
Foreign currency derivatives:
Other current assets/Other current liabilities	—	23	—	24
Other deferred charges and assets/Other deferred credits and liabilities	29	—	16	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$34	$24	$17	$26
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets/Other current liabilities	$—	$—	$2	$1
Total derivatives not designated as hedging instruments	$—	$—	$2	$1
Gross amounts recognized	$34	$24	$19	$27
Gross amounts offset	(1)	(1)	—	—
Net amounts recognized in the Balance Sheets	$33	$23	$19	$27

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	As of September 30, 2020		As of December 31, 2019
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company Gas
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$10	$6	$—	$9
Other deferred charges and assets/Other deferred credits and liabilities	—	—	—	1
Total derivatives designated as hedging instruments for regulatory purposes	$10	$6	$—	$10
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$4	$2	$—	$4
Other deferred charges and assets/Other deferred credits and liabilities	1	—	—	—
Interest rate derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	—	—	2	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$5	$2	$2	$4
Derivatives not designated as hedging instruments
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	$392	$428	$459	$357
Other deferred charges and assets/Other deferred credits and liabilities	338	291	207	225
Total derivatives not designated as hedging instruments	$730	$719	$666	$582
Gross amounts of recognized	$745	$727	$668	$596
Gross amounts offset(a)	(614)	(684)	(456)	(555)
Net amounts recognized in the Balance Sheets(b)	$131	$43	$212	$41
(a)Gross amounts offset include cash collateral held on deposit in broker margin accounts of $70 million and $99 million as of September 30, 2020 and December 31, 2019, respectively.
(b)Net amounts of derivative instruments outstanding exclude premium and intrinsic value associated with weather derivatives of $3 million and $4 million as of September 30, 2020 and December 31, 2019, respectively.
The traditional electric operating companies had no energy-related derivatives not designated as hedging instruments at September 30, 2020 and immaterial amounts at December 31, 2019.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At September 30, 2020 and December 31, 2019, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At September 30, 2020:
Energy-related derivatives:
Other regulatory assets, current	$(5)	$—	$—	$—	$(5)
Other regulatory liabilities, current	41	12	15	8	6
Other regulatory liabilities, deferred	15	5	7	3	—
Total energy-related derivative gains (losses)	$51	$17	$22	$11	$1

At December 31, 2019:
Energy-related derivatives:
Other regulatory assets, current	$(63)	$(14)	$(31)	$(15)	$(3)
Other regulatory assets, deferred	(37)	(8)	(18)	(11)	—
Other regulatory liabilities, current	6	2	—	—	4
Total energy-related derivative gains (losses)	$(94)	$(20)	$(49)	$(26)	$1
For the three and nine months ended September 30, 2020 and 2019, the pre-tax effects of cash flow hedge accounting on accumulated OCI were as follows:

Gain (Loss) Recognized in OCI on Derivative	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Southern Company
Energy-related derivatives	$9	$(5)	$2	$(11)
Interest rate derivatives	1	(52)	(27)	(88)
Foreign currency derivatives	54	(68)	(10)	(107)
Total	$64	$(125)	$(35)	$(206)
Georgia Power
Interest rate derivatives	$—	$(47)	$(3)	$(83)
Southern Power
Energy-related derivatives	$5	$(3)	$2	$(5)
Foreign currency derivatives	54	(68)	(10)	(107)
Total	$59	$(71)	$(8)	$(112)
Southern Company Gas
Energy-related derivatives	$4	$(2)	$—	$(6)
Interest rate derivatives	1	(5)	(24)	(5)
Total	$5	$(7)	$(24)	$(11)
For the three and nine months ended September 30, 2020 and 2019, the pre-tax effects of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments on accumulated OCI were immaterial for the other Registrants.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three and nine months ended September 30, 2020 and 2019, the pre-tax effects of cash flow and fair value hedge accounting on income were as follows:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Southern Company
Total cost of natural gas	$71	$79	$654	$956
Gain (loss) on energy-related cash flow hedges(a)	—	—	(8)	—
Total depreciation and amortization	889	760	2,619	2,267
Gain (loss) on energy-related cash flow hedges(a)	(1)	(1)	(3)	(5)
Total interest expense, net of amounts capitalized	(443)	(434)	(1,343)	(1,294)
Gain (loss) on interest rate cash flow hedges(a)	(6)	(5)	(19)	(14)
Gain (loss) on foreign currency cash flow hedges(a)	(6)	(6)	(18)	(18)
Gain (loss) on interest rate fair value hedges(b)	(3)	10	27	43
Total other income (expense), net	113	61	319	239
Gain (loss) on foreign currency cash flow hedges(a)(c)	56	(54)	52	(62)
Southern Power
Total depreciation and amortization	$129	$120	$367	$357
Gain (loss) on energy-related cash flow hedges(a)	(1)	(1)	(3)	(5)
Total interest expense, net of amounts capitalized	(36)	(43)	(114)	(127)
Gain (loss) on foreign currency cash flow hedges(a)	(6)	(6)	(18)	(18)
Total other income (expense), net	13	6	19	48
Gain (loss) on foreign currency cash flow hedges(a)(c)	56	(54)	52	(62)
(a)Reclassified from accumulated OCI into earnings.
(b)For fair value hedges, changes in the fair value of the derivative contracts are generally equal to changes in the fair value of the underlying debt and have no material impact on income.
(c)The reclassification from accumulated OCI into other income (expense), net completely offsets currency gains and losses arising from changes in the U.S. currency exchange rates used to record the euro-denominated notes.
For the three and nine months ended September 30, 2020 and 2019, the pre-tax effects of cash flow and fair value hedge accounting on income for energy-related derivatives and interest rate derivatives were immaterial for the traditional electric operating companies and Southern Company Gas.
As of September 30, 2020 and December 31, 2019, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	As of September 30, 2020	As of December 31, 2019	As of September 30, 2020	As of December 31, 2019
	(in millions)		(in millions)
Southern Company
Securities due within one year	$(1,513)	$(599)	$(15)	$—
Long-term debt	—	(1,494)	—	3

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three and nine months ended September 30, 2020 and 2019, the pre-tax effects of energy-related derivatives not designated as hedging instruments on the statements of income of Southern Company and Southern Company Gas were as follows:

		Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Non-Designated Hedging Relationships	Statements of Income Location	2020	2019	2020	2019
		(in millions)		(in millions)
Energy-related derivatives:	Natural gas revenues(*)	$(30)	$(2)	$54	$81
	Cost of natural gas	5	2	18	5
Total derivatives in non-designated hedging relationships		$(25)	$—	$72	$86
(*)Excludes immaterial gains (losses) recorded in natural gas revenues associated with weather derivatives for all periods presented.
For the three and nine months ended September 30, 2020 and 2019, the pre-tax effects of energy-related derivatives not designated as hedging instruments were immaterial for all other Registrants.
Contingent Features
Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At September 30, 2020, the Registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
For the Registrants with interest rate derivatives at September 30, 2020, the fair value of interest rate derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, was immaterial. At September 30, 2020, the fair value of energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial for all Registrants. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade. Following the sale of Gulf Power to NextEra Energy, Gulf Power is continuing to participate in the Southern Company power pool for a defined transition period that, subject to certain potential adjustments, is scheduled to end on January 1, 2024.
Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivatives executed with the same counterparty.
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Alabama Power and Southern Power may be required to post collateral. At September 30, 2020, cash collateral posted in these accounts was immaterial. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts. At September 30, 2020, cash collateral held on deposit in broker margin accounts was $70 million.
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
(K) ACQUISITIONS AND DISPOSITIONS
See Note 15 to the financial statements in Item 8 of the Form 10-K for additional information, including details of assets and liabilities held for sale at December 31, 2019 for Southern Company, Southern Power, and Southern Company Gas. The Registrants had no material assets or liabilities held for sale at September 30, 2020.
Alabama Power
On August 31, 2020, Alabama Power completed the Autauga Combined Cycle Acquisition. The total purchase price was $461 million, of which $452 million was related to net assets recorded within property, plant, and equipment on the balance sheet and the remainder primarily related to inventory, current receivables, and accounts payable. Alabama Power assumed an existing power sales agreement under which the full output of the generating facility remains committed to another third party for its remaining term of approximately three years. During the remaining term, the estimated revenues from the power sales agreement are expected to offset the associated costs of operation. See Notes (B) and (D) under "Alabama Power" and "Lease Income," respectively, for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Power
Asset Acquisitions
During the nine months ended September 30, 2020, Southern Power acquired a controlling interest in the wind facility listed below. Acquisition-related costs were expensed as incurred and were not material.

Project Facility	Resource	Seller	Approximate Nameplate Capacity (MW)	Location	Southern Power Ownership Percentage		COD	PPA Contract Period
Beech Ridge II	Wind	Invenergy Renewables LLC	56	Greenbrier County, West Virginia	100% of Class A	(*)	May 2020	12 years
(*)In May 2020, Southern Power purchased 100% of the Class A membership interests and now owns the controlling interest in the project, with the Class B member, Invenergy Renewables LLC, owning the noncontrolling interest.
In March 2020, Southern Power entered into an agreement to acquire a controlling membership interest in an approximately 300-MW wind facility located in South Dakota. The acquisition is subject to FERC approval and certain other customary conditions to closing, including commercial operation of the facility, which is expected to occur in the first quarter 2021. The facility's output is contracted under two long-term PPAs. The ultimate outcome of this matter cannot be determined at this time.
Construction Projects
During the nine months ended September 30, 2020, Southern Power completed construction of and placed in service the Reading wind facility, continued construction of the Skookumchuck wind facility, and commenced construction of the Garland and Tranquillity battery energy storage facilities. Total aggregate construction costs, excluding acquisition costs, are expected to be between $475 million and $545 million for the facilities under construction. At September 30, 2020, total costs of construction incurred for these projects were $244 million and are included in CWIP. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Expected COD	PPA Contract Period
Projects Completed During the Nine Months Ended September 30, 2020
Reading(a)	Wind	200	Osage and Lyon Counties, KS	May 2020	12 years
Projects Under Construction as of September 30, 2020
Skookumchuck(b)	Wind	136	Lewis and Thurston Counties, WA	November 2020	20 years
Garland Solar Storage(c)	Battery energy storage system	88	Kern County, CA	Second quarter 2021	20 years
Tranquillity Solar Storage(c)	Battery energy storage system	72	Fresno County, CA	Second quarter 2021	20 years
(a)In 2018, Southern Power purchased 100% of the membership interests of the Reading facility pursuant to a joint development arrangement. At the time the facility was placed in service, Southern Power recorded an operating lease right-of-use asset and an operating lease liability, each in the amount of $24 million. In June 2020, Southern Power completed a tax equity transaction whereby it received $156 million and now owns 100% of the Class B membership interests.
(b)In October 2019, Southern Power purchased 100% of the membership interests of the Skookumchuck facility pursuant to a joint development arrangement. Southern Power expects to complete a tax equity transaction upon commercial operation and retain the Class B membership interests. Shortly after the completed tax equity transaction, Southern Power may sell a noncontrolling interest in these Class B membership interests to another partner. Southern Power would retain the controlling ownership interest in the facility. The ultimate outcome of these matters cannot be determined at this time.
(c)Prior to commercial operation, Southern Power may enter into one or more partnerships, in which case it would ultimately own less than 100% of the Class B membership interests, but would retain ownership of the controlling interest. The ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Development Projects
Southern Power continues to evaluate and refine the deployment of the remaining wind turbine equipment purchased in 2016 and 2017 to development and construction projects. During the nine months ended September 30, 2020, certain wind turbine equipment was sold, resulting in an immaterial gain.
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
Plants Nacogdoches (sold in June 2019) and Mankato represented individually significant components of Southern Power; therefore, pre-tax income for these components for the three months ended September 30, 2019 and the nine months ended September 30, 2020 and 2019 is presented below:

	Three Months Ended September 30, 2019	Nine Months Ended September 30,
		2020	2019
	(in millions)
Southern Power's earnings before income taxes:(*)
Plant Nacogdoches	$—	N/A	$16
Plant Mankato	$12	$2	$20
(*)Earnings before income taxes for components reflect the cessation of depreciation and amortization on the long-lived assets being sold upon classification as held for sale in November 2018 and April 2019 for Plant Mankato and Plant Nacogdoches, respectively.
Southern Company Gas
On March 24, 2020, Southern Company Gas completed the sale of its interests in Pivotal LNG and Atlantic Coast Pipeline to Dominion Modular LNG Holdings, Inc. and Dominion Atlantic Coast Pipeline, LLC, respectively, with aggregate proceeds of $178 million, including working capital adjustments. The loss associated with the transactions was immaterial. Southern Company Gas also expects to receive payments in February 2021 and September 2021 of $5 million each contingent upon Dominion Modular LNG Holdings, Inc. meeting certain milestones related to Pivotal LNG. The assets and liabilities of Pivotal LNG and the interest in Atlantic Coast Pipeline were classified as held for sale at December 31, 2019. See Notes 3 and 7 under "Other Matters – Southern Company Gas – Gas Pipeline Projects" and "Southern Company Gas – Equity Method Investments," respectively, in Item 8 of the Form 10-K and Notes (C) and (E) under "Other Matters – Southern Company Gas" and "Southern Company Gas," respectively.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Revenues from sales by Southern Power to the traditional electric operating companies were $101 million and $279 million for the three and nine months ended September 30, 2020, respectively, and $116 million and $320 million for the three and nine months ended September 30, 2019, respectively. Revenues from sales of natural gas from Southern Company Gas to the traditional electric operating companies were immaterial for the three and nine months ended September 30, 2020 and $9 million and $13 million for the three and nine months ended September 30, 2019, respectively. Revenues from sales of natural gas from Southern Company Gas to Southern Power were $9 million and $22 million for the three and nine months ended September 30, 2020, respectively, and $20 million and $53 million for the three and nine months ended September 30, 2019, respectively. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing energy solutions to electric utilities and their customers in the areas of distributed generation, energy storage and renewables, and energy efficiency, as well as investments in telecommunications and leveraged lease projects. All other inter-segment revenues are not material.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Financial data for business segments and products and services for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2020
Operating revenues	$4,629	$523	$(103)	$5,049	$477	$132	$(38)	$5,620
Segment net income (loss)(a)	1,284	74	—	1,358	14	(122)	1	1,251
Nine Months Ended September 30, 2020
Operating revenues	$11,576	$1,337	$(285)	$12,628	$2,362	$380	$(112)	$15,258
Segment net income (loss)(a)(b)(c)(d)	2,571	212	—	2,783	360	(420)	9	2,732
At September 30, 2020
Goodwill	$—	$2	$—	$2	$5,015	$263	$—	$5,280
Total assets	85,218	13,424	(671)	97,971	21,932	4,116	(861)	123,158
Three Months Ended September 30, 2019
Operating revenues	$4,908	$574	$(119)	$5,363	$498	$146	$(12)	$5,995
Segment net income (loss)(a)(e)(f)	1,373	86	—	1,459	(29)	(110)	(4)	1,316
Nine Months Ended September 30, 2019
Operating revenues	$12,252	$1,527	$(331)	$13,448	$2,661	$514	$(118)	$16,505
Segment net income (loss)(a)(e)(f)(g)	2,719	316	—	3,035	347	931	(15)	4,298
At December 31, 2019
Goodwill	$—	$2	$—	$2	$5,015	$263	$—	$5,280
Total assets	81,063	14,300	(713)	94,650	21,687	3,511	(1,148)	118,700
(a)Attributable to Southern Company.
(b)Segment net income (loss) for the traditional electric operating companies includes a pre-tax charge of $149 million ($111 million after tax) related to Plant Vogtle Units 3 and 4. See Note (B) under "Georgia Power – Nuclear Construction" for additional information.
(c)Segment net income (loss) for the "All Other" column includes a pre-tax impairment charge of $154 million ($74 million after tax) related to a leveraged lease investment. See Note (C) under "Other Matters – Southern Company" for additional information.
(d)Segment net income (loss) for Southern Power includes a $39 million pre-tax gain ($23 million gain after tax) on the sale of Plant Mankato. See Note (K) under "Southern Power" for additional information.
(e)Segment net income (loss) for Southern Company Gas includes a pre-tax impairment charge of $92 million ($65 million after tax) related to a natural gas storage facility in Louisiana. See Note 3 to the financial statements under "Other Matters – Southern Company Gas – Natural Gas Storage Facilities" in Item 8 of the Form 10-K for additional information.
(f)Segment net income (loss) for the "All Other" column includes the preliminary pre-tax gain associated with the sale of Gulf Power of $2.5 billion ($1.3 billion after tax) for the nine months ended September 30, 2019, as well as impairment charges in contemplation of the sales of two of PowerSecure's business units totaling $18 million and $50 million for the three and nine months ended September 30, 2019, respectively. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Company" for additional information.
(g)Segment net income (loss) for Southern Power includes a $23 million pre-tax gain ($88 million gain after tax) on the sale of Plant Nacogdoches. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Power – Sale of Natural Gas and Biomass Plants" for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Products and Services

	Electric Utilities' Revenues
	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended September 30, 2020	$4,243	$584	$222	$5,049
Three Months Ended September 30, 2019	4,512	625	226	5,363
Nine Months Ended September 30, 2020	$10,503	$1,473	$652	$12,628
Nine Months Ended September 30, 2019	11,136	1,667	645	13,448

	Southern Company Gas' Revenues
	Gas Distribution Operations	Wholesale Gas Services(*)	Gas Marketing Services	Other	Total
	(in millions)
Three Months Ended September 30, 2020	$476	$(51)	$39	$13	$477
Three Months Ended September 30, 2019	445	(2)	39	16	498
Nine Months Ended September 30, 2020	$2,072	$(19)	$272	$37	$2,362
Nine Months Ended September 30, 2019	2,169	132	326	34	2,661
(*)The revenues for wholesale gas services are netted with costs associated with its energy and risk management activities. See "Southern Company Gas" herein for additional information.
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
Gas marketing services provides natural gas marketing to end-use customers primarily in Georgia, Illinois, and Ohio through SouthStar.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Business segment financial data for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services(a)	Gas Marketing Services	Total	All Other(b)	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2020
Operating revenues	$479	$8	$(51)	$39	$475	$8	$(6)	$477
Segment net income (loss)	46	23	(45)	(3)	21	(7)	—	14
Nine Months Ended September 30, 2020
Operating revenues	$2,086	$24	$(19)	$272	$2,363	$24	$(25)	$2,362
Segment net income (loss)	284	74	(45)	59	372	(12)	—	360
Total assets at September 30, 2020	18,715	1,609	650	1,461	22,435	10,979	(11,482)	21,932
Three Months Ended September 30, 2019
Operating revenues	$448	$8	$(2)	$39	$493	$10	$(5)	$498
Segment net income (loss)	37	6	(9)	(4)	30	(59)	—	(29)
Nine Months Ended September 30, 2019
Operating revenues	$2,188	$24	$132	$326	$2,670	$34	$(43)	$2,661
Segment net income (loss)	228	63	61	54	406	(59)	—	347
Total assets at December 31, 2019	18,204	1,678	850	1,496	22,228	10,759	(11,300)	21,687
(a)The revenues for wholesale gas services are netted with costs associated with its energy and risk management activities. A reconciliation of operating revenues and intercompany revenues is shown in the following table.

	Third Party Gross Revenues	Intercompany Revenues	Total Gross Revenues	Less Gross Gas Costs	Operating Revenues
	(in millions)
Three Months Ended September 30, 2020	$1,050	$33	$1,083	$1,134	$(51)
Three Months Ended September 30, 2019	1,138	72	1,210	1,212	(2)
Nine Months Ended September 30, 2020	$3,089	$81	$3,170	$3,189	$(19)
Nine Months Ended September 30, 2019	4,287	223	4,510	4,378	132
(b)Segment net income (loss) for the "All Other" column includes a pre-tax impairment charge of $92 million ($65 million after tax) for the three and nine months ended September 30, 2019 related to a natural gas storage facility in Louisiana. See Note 3 to the financial statements under "Other Matters – Southern Company Gas – Natural Gas Storage Facilities" in Item 8 of the Form 10-K for additional information.

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
Recent Developments
COVID-19
During March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention and has spread globally, including throughout the United States. The Southern Company system provides a critical service to its customers; therefore, it is essential that Southern Company system employees are able to continue to perform their critical duties safely and effectively. The Southern Company system has implemented applicable business continuity plans, including teleworking, canceling non-essential business travel, increasing cleaning frequency at business locations, implementing applicable safety and health guidelines issued by federal and state officials, and establishing protocols for required work on customer premises. To date, these procedures have been effective in maintaining the Southern Company system's critical operations. As a result of the COVID-19 pandemic, there have been economic disruptions in the Registrants' operating territories. The traditional electric operating companies and the natural gas distribution utilities temporarily suspended disconnections for non-payment by customers and waived late fees for certain periods. See FUTURE EARNINGS POTENTIAL – "Regulatory Matters" herein for information regarding deferral of certain incremental COVID-19-related costs, including bad debt, to a regulatory asset by certain of the traditional electric operating companies and the natural gas distribution utilities. In addition, the COVID-19 pandemic has resulted in a reduction in workforce at Plant Vogtle Units 3 and 4, as discussed further herein. Additional information regarding COVID-19 and its past and potential future impacts on the Registrants is provided throughout Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A herein.
Alabama Power
On August 14, 2020, the Alabama PSC issued an order granting Alabama Power a certificate of convenience and necessity (CCN) to procure additional capacity, and, on August 31, 2020, Alabama Power completed the Autauga Combined Cycle Acquisition.
On August 7, 2020, the Alabama PSC issued an order authorizing Alabama Power to reduce its over-collected fuel balance by $100 million and return that amount to customers in the form of bill credits for the billing month of October 2020.

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
As of June 30, 2020, assignments of contingency to the base capital cost forecast exceeded the remaining balance of the construction contingency originally established in the second quarter 2018. As a result, Georgia Power established $115 million of additional construction contingency as of June 30, 2020 for potential risks including, among other factors, construction productivity and expected impacts of the COVID-19 pandemic; additional resources for supervision, field support, project management, initial test program, start-up, and operations and engineering support; subcontracts; and procurement.
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
In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site. In April 2020, Georgia Power, acting for itself and as agent for the other Vogtle Owners, announced a reduction in workforce at Plant Vogtle Units 3 and 4, which totaled approximately 20% of the then-existing site workforce. This workforce reduction lowered absenteeism, providing an improvement in operational efficiency and allowing for increased social distancing. From the initial peak in April 2020, the number of active cases at the site declined significantly during May and early June, but began increasing again from mid-June through July, and continued to impact productivity levels and pace of activity completion. As a result, overall production improvements were not achieved at the levels anticipated, contributing to the June 30, 2020 allocation of, and increase in, construction contingency described above.
To address these issues, in July 2020, Southern Nuclear updated its aggressive site work plan for both Unit 3 and Unit 4. In October 2020, Southern Nuclear further extended milestone dates from the July 2020 aggressive site work plan. Georgia Power still expects to achieve the regulatory-approved in-service dates of November 2021 and November 2022 for Plant Vogtle Units 3 and 4, respectively.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Power
During the nine months ended September 30, 2020, Southern Power completed construction of and placed in service the 200-MW Reading wind facility, continued construction of the 136-MW Skookumchuck wind facility, and commenced construction of the Garland and Tranquillity battery energy storage facilities. See FUTURE EARNINGS POTENTIAL – "Construction Programs – Southern Power" herein for additional information.
On January 17, 2020, Southern Power completed the sale of its equity interests in Plant Mankato (including the 385-MW expansion unit completed in May 2019) to a subsidiary of Xcel for a purchase price of approximately $663 million, including final working capital adjustments.
In March 2020, Southern Power entered into an agreement to acquire a controlling membership interest in an approximately 300-MW wind facility located in South Dakota. The acquisition is subject to FERC approval and certain other customary conditions to closing, including commercial operation of the facility, which is expected to occur in the first quarter 2021. The facility's output is contracted under two long-term PPAs. The ultimate outcome of this matter cannot be determined at this time.
On May 1, 2020, Southern Power purchased a controlling interest in the 56-MW Beech Ridge II wind facility located in Greenbrier County, West Virginia from Invenergy Renewables LLC. The facility's output is contracted under a 12-year PPA. See Note (K) to the Condensed Financial Statements herein for additional information.
At September 30, 2020, Southern Power's average investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective generation facilities' net book value (or expected in-service value for facilities under construction) as the investment amount was 94% through 2024 and 92% through 2029, with an average remaining contract duration of approximately 14 years.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
RESULTS OF OPERATIONS
Southern Company
Net Income

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(65)	(4.9)	$(1,566)	(36.4)
Consolidated net income attributable to Southern Company was $1.25 billion ($1.18 per share) for the third quarter 2020 compared to $1.32 billion ($1.26 per share) for the corresponding period in 2019. The decrease was primarily due to a decrease in retail revenues associated with milder weather in the third quarter 2020 compared to the corresponding period in 2019 and higher depreciation and amortization expenses, partially offset by an impairment charge in 2019 recorded at Southern Company Gas related to a natural gas storage facility and lower income tax expense.
Consolidated net income attributable to Southern Company was $2.7 billion ($2.58 per share) for year-to-date 2020 compared to $4.3 billion ($4.12 per share) for the corresponding period in 2019. The decrease was primarily due to the $2.5 billion ($1.3 billion after tax) gain on the sale of Gulf Power recorded in 2019. See Note 15 to the financial statements under "Southern Company" in Item 8 of the Form 10-K for additional information regarding the sale of Gulf Power.
Retail Electric Revenues

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(269)	(6.0)	$(633)	(5.7)
In the third quarter 2020, retail electric revenues were $4.2 billion compared to $4.5 billion for the corresponding period in 2019. For year-to-date 2020, retail electric revenues were $10.5 billion compared to $11.1 billion for the corresponding period in 2019.
Details of the changes in retail electric revenues were as follows:

	Third Quarter 2020		Year-to-Date 2020
	(in millions)	(% change)	(in millions)	(% change)
Retail electric – prior year	$4,512		$11,136
Estimated change resulting from –
Rates and pricing	32	0.7%	299	2.7%
Sales decline	(23)	(0.5)	(122)	(1.1)
Weather	(141)	(3.1)	(300)	(2.7)
Fuel and other cost recovery	(137)	(3.0)	(510)	(4.6)
Retail electric – current year	$4,243	(5.9)%	$10,503	(5.7)%
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2020 when compared to the corresponding periods in 2019 primarily due to an increase in revenue at Georgia Power related to the recovery of environmental compliance costs and the impacts of accruals for customer refunds in 2019 related to Tax Reform, partially offset by lower contributions from commercial and industrial customers with variable demand-driven pricing. The year-to-date 2020 increase was also due to the rate pricing effects of decreased customer usage at Georgia Power and customer bill credits at Alabama Power in the first quarter 2019 related to Tax Reform. See Note 2 to the financial statements under "Alabama Power" and "Georgia Power" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Revenues attributable to changes in sales decreased in the third quarter and year-to-date 2020 when compared to the corresponding periods in 2019 largely due to work-from-home policies related to the COVID-19 pandemic and reluctance of consumers and businesses to resume pre-pandemic levels of activity. Weather-adjusted residential KWH sales increased 3.5% and 3.7% in the third quarter and year-to-date 2020, respectively, when compared to the corresponding periods in 2019 primarily due to customer growth and an increase in average customer usage, primarily due to the temporary suspension of customer disconnections for nonpayment and work-from-home policies. Weather-adjusted commercial KWH sales decreased 5.1% and 5.9% in the third quarter and year-to-date 2020, respectively, when compared to the corresponding periods in 2019 primarily due to lower customer usage resulting from changes in consumer and business behavior in response to the COVID-19 pandemic. Industrial KWH sales decreased 7.3% and 7.8% in the third quarter and year-to-date 2020, respectively, when compared to the corresponding periods in 2019 primarily as a result of disruptions in supply chain and business operations related to the COVID-19 pandemic and the overall decrease in business activity due to the resulting recession.
Fuel and other cost recovery revenues decreased $137 million and $510 million in the third quarter and year-to-date 2020, respectively, compared to the corresponding periods in 2019 primarily due to decreases in generation and the average cost of fuel and purchased power. Electric rates for the traditional electric operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of PPA costs, and do not affect net income. The traditional electric operating companies each have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPA capacity costs.
Wholesale Electric Revenues

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(41)	(6.6)	$(194)	(11.6)
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
In the third quarter 2020, wholesale electric revenues were $584 million compared to $625 million for the corresponding period in 2019. For year-to-date 2020, wholesale electric revenues were $1.5 billion compared to $1.7 billion for the corresponding period in 2019. These decreases reflect decreases of $31 million and $134 million in energy revenues for the third quarter and year-to-date 2020, respectively, of which $22 million and $88 million, respectively, is from Southern Power. The decreases in energy revenues primarily resulted from lower natural gas prices and a net decrease in the volume of KWHs sold, primarily as a result of milder weather in the Southeast U.S. when compared to the corresponding periods in 2019. In addition, decreases in capacity revenues of $10 million and $60 million in the third quarter and year-to-date 2020, respectively, were primarily due to Southern Power's sale of

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Plant Mankato in the first quarter 2020. The year-to-date 2020 capacity revenue decrease was also due to Southern Power's sale of Plant Nacogdoches in the second quarter 2019. See Note (K) to the Condensed Financial Statements under "Southern Power" herein and Note 15 to the financial statements under "Southern Power – Sales of Natural Gas and Biomass Plants" in Item 8 of the Form 10-K for additional information.
Natural Gas Revenues

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(21)	(4.2)	$(299)	(11.2)
In the third quarter 2020, natural gas revenues were $477 million compared to $498 million for the corresponding period in 2019. For year-to-date 2020, natural gas revenues were $2.4 billion compared to $2.7 billion for the corresponding period in 2019.
Details of the changes in natural gas revenues were as follows:

	Third Quarter 2020		Year-to-Date 2020
	(in millions)	(% change)	(in millions)	(% change)
Natural gas revenues – prior year	$498		$2,661
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	34	6.8%	153	5.7%
Gas costs and other cost recovery	(8)	(1.6)	(298)	(11.2)
Weather	2	0.4	(6)	(0.2)
Wholesale gas services	(49)	(9.8)	(151)	(5.6)
Other	—	—	3	0.1
Natural gas revenues – current year	$477	(4.2)%	$2,362	(11.2)%
Revenues from infrastructure replacement programs and base rate changes at the natural gas distribution utilities increased in the third quarter and year-to-date 2020 compared to the corresponding periods in 2019 primarily due to base rate increases at Nicor Gas and Atlanta Gas Light and continued investments recovered through infrastructure replacement programs. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues associated with gas costs and other cost recovery decreased in the third quarter and year-to-date 2020 compared to the corresponding periods in 2019 primarily due to lower natural gas prices. The year-to-date decrease also reflects lower sales volumes in 2020 compared to the corresponding period in 2019 primarily as a result of warmer weather. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities.
Revenues from Southern Company Gas' wholesale gas services business decreased in the third quarter 2020 compared to the corresponding period in 2019 due to decreased commercial activity as a result of milder weather and derivative losses and for year-to-date 2020 compared to the corresponding period in 2019 primarily due to decreased commercial activity as a result of warmer weather and a decrease in derivative gains.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Revenues

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(45)	(22.8)	$(113)	(20.6)
In the third quarter 2020, other revenues were $152 million compared to $197 million for the corresponding period in 2019. For year-to-date 2020, other revenues were $436 million compared to $549 million for the corresponding period in 2019. These decreases primarily relate to the wind-down of a segment of PowerSecure's distributed infrastructure business in the first quarter 2020. Additionally, the year-to-date 2020 decrease reflects the sale of PowerSecure's utility infrastructure services business in July 2019. See Note 15 to the financial statements under "Southern Company" in Item 8 of the Form 10-K for additional information.
Fuel and Purchased Power Expenses

	Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(139)	(13.0)	$(646)	(22.8)
Purchased power	(24)	(9.4)	(14)	(2.2)
Total fuel and purchased power expenses	$(163)		$(660)
In the third quarter 2020, total fuel and purchased power expenses were $1.2 billion compared to $1.3 billion for the corresponding period in 2019. The decrease was primarily the result of a $120 million decrease in the volume of KWHs generated and purchased and a $43 million decrease in the average cost of fuel and purchased power.
For year-to-date 2020, total fuel and purchased power expenses were $2.8 billion compared to $3.5 billion for the corresponding period in 2019. The decrease was primarily the result of a $329 million decrease in the average cost of fuel and purchased power and a $331 million net decrease in the volume of KWHs generated and purchased.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of the Southern Company system's generation and purchased power were as follows:

	Third Quarter 2020	Third Quarter 2019	Year-to-Date 2020	Year-to-Date 2019
Total generation (in billions of KWHs)	50	54	132	143
Total purchased power (in billions of KWHs)	5	6	14	14
Sources of generation (percent) —
Gas	52	54	53	51
Nuclear	16	15	17	16
Coal	24	24	17	23
Hydro	2	1	5	4
Other	6	6	8	6
Cost of fuel, generated (in cents per net KWH)—
Gas	1.98	2.25	1.94	2.39
Nuclear	0.78	0.79	0.78	0.79
Coal	3.01	2.85	2.96	2.93
Average cost of fuel, generated (in cents per net KWH)	2.04	2.18	1.91	2.24
Average cost of purchased power (in cents per net KWH)(*)	4.94	4.78	4.53	4.75
(*)Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2020, fuel expense was $0.9 billion compared to $1.1 billion for the corresponding period in 2019. The decrease was primarily due to a 10.0% decrease in the volume of KWHs generated by coal, a 12.0% decrease in the average cost of natural gas per KWH generated, and a 6.3% decrease in the volume of KWHs generated by natural gas, partially offset by a 5.6% increase in the average cost of coal per KWH generated.
For year-to-date 2020, fuel expense was $2.2 billion compared to $2.8 billion for the corresponding period in 2019. The decrease was primarily due to a 30.3% decrease in the volume of KWHs generated by coal, an 18.8% decrease in the average cost of natural gas per KWH generated, and a 2.8% decrease in the volume of KWHs generated by natural gas, partially offset by a 1.0% increase in the average cost of coal per KWH generated.
Purchased Power
In the third quarter 2020, purchased power expense was $230 million compared to $254 million for the corresponding period in 2019. The decrease was primarily due to a 15.6% decrease in the volume of KWHs purchased, partially offset by a 3.3% increase in the average cost per KWH purchased.
For year-to-date 2020, purchased power expense was $611 million compared to $625 million for the corresponding period in 2019. The decrease was primarily due to a 4.6% decrease in the average cost per KWH purchased.
Cost of Natural Gas

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(8)	(10.1)	$(302)	(31.6)
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
the natural gas distribution utilities. Cost of natural gas at the natural gas distribution utilities represented 80% and 86% of total cost of natural gas for the third quarter and year-to-date 2020, respectively.
In the third quarter 2020, cost of natural gas was $71 million compared to $79 million for the corresponding period in 2019. The decrease reflects an 11.3% decrease in natural gas prices in the third quarter 2020 compared to the corresponding period in 2019.
For year-to-date 2020, cost of natural gas was $654 million compared to $956 million for the corresponding period in 2019. The decrease reflects a 29.6% decrease in natural gas prices compared to 2019 and decreased volumes primarily as a result of warmer weather, as determined by Heating Degree Days, for year-to-date 2020 compared to the corresponding period in 2019.
Cost of Other Sales

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(42)	(36.8)	$(115)	(36.4)
In the third quarter 2020, cost of other sales was $72 million compared to $114 million for the corresponding period in 2019. For year-to-date 2020, cost of other sales was $201 million compared to $316 million for the corresponding period in 2019. These decreases primarily relate to the wind-down of a segment of PowerSecure's distributed infrastructure business in the first quarter 2020. Additionally, the year-to-date 2020 decrease reflects the sale of PowerSecure's utility infrastructure services business in July 2019. See Note 15 to the financial statements under "Southern Company" in Item 8 of the Form 10-K for additional information.
Other Operations and Maintenance Expenses

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(10)	(0.8)	$(113)	(2.9)
In the third quarter 2020, other operations and maintenance expenses were $1.29 billion compared to $1.30 billion for the corresponding period in 2019. The decrease primarily results from decreases of $38 million in transmission and distribution maintenance expenses, primarily at Alabama Power and Georgia Power, including $9 million of reliability NDR credits at Alabama Power, $23 million in scheduled generation outage and maintenance expenses, and $11 million in compliance and environmental expenses at the traditional electric operating companies, substantially offset by a $46 million increase in storm damage recovery at Georgia Power as authorized in its 2019 ARP and an increase in employee compensation and benefit expenses.
For year-to-date 2020, other operations and maintenance expenses were $3.8 billion compared to $3.9 billion for the corresponding period in 2019. The decrease reflects the impacts of cost containment activities implemented in 2020 to help offset the effects of the recessionary economy resulting from the COVID-19 pandemic. The decrease primarily results from decreases of $128 million in scheduled generation outage and maintenance expenses, $81 million in transmission and distribution expenses at the traditional electric operating companies, including $31 million of reliability NDR credits at Alabama Power, $37 million in compliance and environmental expenses at the traditional electric operating companies, and $21 million primarily related to the sale of PowerSecure's utility infrastructure services business in July 2019 and lighting business in December 2019, partially offset by a $138 million increase in storm damage recovery at Georgia Power as authorized in its 2019 ARP and a $54 million increase in employee compensation and benefit expenses. The decrease was also due to a $32 million increase in nuclear property insurance refunds at Alabama Power and Georgia Power.
See Note 2 to the financial statements under "Alabama Power – Rate NDR" and " – Rate CNP Compliance" and "Georgia Power – Storm Damage Recovery" and Note 15 to the financial statements under "Southern Company" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Depreciation and Amortization

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$129	17.0	$352	15.5
In the third quarter 2020, depreciation and amortization was $889 million compared to $760 million for the corresponding period in 2019. For year-to-date 2020, depreciation and amortization was $2.6 billion compared to $2.3 billion for the corresponding period in 2019. These increases primarily reflect increased amortization of regulatory assets related to CCR AROs of $51 million and $152 million for the third quarter and year-to-date 2020, respectively, and higher depreciation of $44 million and $133 million for the third quarter and year-to-date 2020, respectively, as authorized in Georgia Power's 2019 ARP. Also contributing to the increases were $45 million and $92 million increases in depreciation for the third quarter and year-to-date 2020, respectively, associated with additional plant in service. See Note 2 to the financial statements under "Georgia Power – Rate Plans" and " – Integrated Resource Plan" in Item 8 of the Form 10-K for additional information.
Estimated Loss on Plant Vogtle Units 3 and 4

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$—	N/M	$149	N/M
N/M - Not meaningful
In the second quarter 2020, an estimated probable loss of $149 million was recorded at Georgia Power to reflect its revised total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for additional information.
Impairment Charges

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(110)	N/M	$(142)	N/M
N/M - Not meaningful
In the third quarter 2019, an asset impairment charge of $92 million was recorded at Southern Company Gas related to a natural gas storage facility in Louisiana. In the third quarter and year-to-date 2019, goodwill and asset impairment charges totaling $18 million and $50 million, respectively, were recorded related to the sale of PowerSecure's utility infrastructure services business and in contemplation of the sale of its lighting business. See Notes 3 and 15 to the financial statements under "Other Matters – Southern Company Gas – Natural Gas Storage Facilities" and "Southern Company," respectively, in Item 8 of the Form 10-K for additional information.
(Gain) Loss on Dispositions, Net

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(6)	N/M	$(2,473)	N/M
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Interest Expense, Net of Amounts Capitalized

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$9	2.1	$49	3.8
In the third quarter 2020, interest expense, net of amounts capitalized was $443 million compared to $434 million for the corresponding period in 2019. For year-to-date 2020, interest expense, net of amounts capitalized was $1.34 billion compared to $1.29 billion for the corresponding period in 2019. These increases were primarily due to an increase in average outstanding long-term borrowings primarily at the parent company. See FINANCIAL CONDITION AND LIQUIDITY – "Financing Activities" herein and Note 8 to the financial statements in Item 8 of the Form 10-K for additional information.
Impairment of Leveraged Lease

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$—	N/M	$154	N/M
N/M - Not meaningful
For year-to-date 2020, an impairment charge of $154 million was recorded related to a leveraged lease investment at Southern Holdings. See Note (C) to the Condensed Financial Statements under "Other Matters – Southern Company" herein for additional information.
Other Income (Expense), Net

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$52	85.2	$80	33.5
In the third quarter 2020, other income (expense), net was $113 million compared to $61 million for the corresponding period in 2019. For year-to-date 2020, other income (expense), net was $319 million compared to $239 million for the corresponding period in 2019. These increases were primarily related to increases in non-service cost-related retirement benefits income of $30 million and $88 million for the third quarter and year-to-date 2020, respectively, as well as $12 million of additional benefits associated with a litigation settlement at Southern Power in the second quarter 2019. The year-to-date 2020 increase was partially offset by the $36 million gain on the litigation settlement that was recorded in the second quarter 2019. See Note 3 to the financial statements under "General Litigation Matters – Southern Power" in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein for additional information.
Income Taxes

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(74)	(20.2)	$(1,429)	(76.3)
In the third quarter 2020, income taxes were $293 million compared to $367 million for the corresponding period in 2019. For year-to-date 2020, income taxes were $0.4 billion compared to $1.9 billion for the corresponding period in 2019. These decreases were primarily due to the flowback of excess deferred income taxes in 2020 as authorized in Georgia Power's 2019 ARP and lower pre-tax earnings. The year-to-date 2020 decrease also reflects the tax impacts of the sale of Gulf Power in 2019. See Notes 2, 3, and 15 to the financial statements under "Georgia Power – Rate Plans – Tax Reform Settlement Agreement," "Other Matters – Southern Company Gas – Natural Gas Storage Facilities," and "Southern Company," respectively, in Item 8 of the Form 10-K and Notes (B) and (G) to the

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Condensed Financial Statements under "Georgia Power – Nuclear Construction" and "Effective Tax Rate," respectively, herein for additional information.
Net Income Attributable to Noncontrolling Interests

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$3	12.0	$(23)	(88.5)
For year-to-date 2020, net income attributable to noncontrolling interests was $3 million compared to $26 million for the corresponding period in 2019. The change was primarily due to an allocation of approximately $26 million of income to the noncontrolling interest partner related to a litigation settlement at Southern Power in the second quarter 2019. See Note 3 to the financial statements in Item 8 of the Form 10-K under "General Litigation Matters – Southern Power" for additional information.
Alabama Power
Net Income

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(25)	(5.3)	$40	4.1
Alabama Power's net income after dividends on preferred stock for the third quarter 2020 was $444 million compared to $469 million for the corresponding period in 2019. This decrease was primarily due to a decrease in retail revenues associated with milder weather in the third quarter 2020 compared to the corresponding period in 2019 and lower customer usage, partially offset by a decrease in operations and maintenance expenses and an increase in non-service cost-related retirement benefits income.
Alabama Power's net income after dividends on preferred stock for year-to-date 2020 was $1.02 billion compared to $0.98 billion for the corresponding period in 2019. This increase was primarily due to a decrease in operations and maintenance expenses, an increase in retail revenues associated with the impact of customer bill credits issued in 2019 related to Tax Reform, and an increase in non-service cost-related retirement benefits income. These increases to income were partially offset by decreases in retail revenues associated with milder weather in 2020 compared to the corresponding period in 2019 and lower customer usage. See Note 2 to the financial statements under "Alabama Power – Rate RSE" in Item 8 of the Form 10-K for additional information.
Retail Revenues

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(119)	(7.0)	$(283)	(6.6)
In the third quarter 2020, retail revenues were $1.58 billion compared to $1.69 billion for the corresponding period in 2019. For year-to-date 2020, retail revenues were $4.00 billion compared to $4.29 billion for the corresponding period in 2019.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of the changes in retail revenues were as follows:

	Third Quarter 2020		Year-to-Date 2020
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$1,694		$4,286
Estimated change resulting from –
Rates and pricing	(9)	(0.5)%	53	1.2%
Sales decline	(9)	(0.5)	(54)	(1.3)
Weather	(51)	(3.0)	(104)	(2.4)
Fuel and other cost recovery	(50)	(3.0)	(178)	(4.1)
Retail – current year	$1,575	(7.0)%	$4,003	(6.6)%
Revenues associated with changes in rates and pricing decreased in the third quarter 2020 and increased year-to-date 2020 when compared to the corresponding periods in 2019. The third quarter 2020 decrease was due to a decrease in Rate CNP Compliance-related revenue. The year-to-date 2020 increase was primarily due to customer bill credits issued in the first quarter 2019 related to Tax Reform and an increase in year-to-date 2020 Rate CNP Compliance-related revenue.
Revenues attributable to changes in sales decreased in the third quarter and year-to-date 2020 when compared to the corresponding periods in 2019 largely due to social distancing and safer-at-home guidelines related to the COVID-19 pandemic and reluctance from consumers and businesses to resume pre-pandemic levels of activity. Weather-adjusted residential KWH sales increased 2.6% and 3.2% in the third quarter and year-to-date 2020, respectively, when compared to the corresponding periods in 2019 primarily due to customer growth and an increase in average customer usage primarily due to the temporary suspension of customer disconnections for nonpayment and safer-at-home guidelines related to the COVID-19 pandemic. Weather-adjusted commercial KWH sales decreased 4.8% and 6.3% in the third quarter and year-to-date 2020, respectively, when compared to the corresponding periods in 2019 primarily due to lower customer usage resulting from changes in consumer and business behavior in response to the COVID-19 pandemic. Industrial KWH sales decreased 10.7% and 9.4% in the third quarter and year-to-date 2020, respectively, when compared to the corresponding periods in 2019 primarily as a result of disruptions in supply chain and business operations driven by the COVID-19 pandemic and the overall decrease in business activity due to the resulting recession.
Fuel and other cost recovery revenues decreased in the third quarter and year-to-date 2020 when compared to the corresponding periods in 2019 primarily due to decreases in generation and the average cost of fuel.
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
Wholesale Revenues – Affiliates

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$9	N/M	$(30)	(45.5)
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
For year-to-date 2020, wholesale revenues from sales to affiliates were $36 million compared to $66 million for the corresponding period in 2019. The decrease was primarily due to a 28.7% decrease in KWH sales as a result of decreased coal generation largely due to lower natural gas prices and a 22.5% decrease in the price of energy due to lower natural gas prices in 2020 compared to the corresponding period in 2019.
Fuel and Purchased Power Expenses

	Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(4)	(1.3)	$(143)	(16.6)
Purchased power – non-affiliates	(13)	(16.9)	(7)	(4.4)
Purchased power – affiliates	(29)	(39.7)	(71)	(43.3)
Total fuel and purchased power expenses	$(46)		$(221)
In the third quarter 2020, total fuel and purchased power expenses were $414 million compared to $460 million for the corresponding period in 2019. The decrease was primarily due to a $54 million decrease in the volume of KWHs generated (excluding hydro) and purchased, partially offset by an $8 million net increase in the average cost of generation and purchased power.
For year-to-date 2020, total fuel and purchased power expenses were $0.97 billion compared to $1.19 billion for the corresponding period in 2019. The decrease was primarily due to a $193 million decrease in the volume of KWHs generated (excluding hydro) and purchased and a $28 million net decrease in the average cost of generation and purchased power.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Alabama Power's energy cost recovery clause. See Note 2 to the financial statements under "Alabama Power – Rate ECR" in Item 8 of the Form 10-K for additional information.
Details of Alabama Power's generation and purchased power were as follows:

	Third Quarter 2020	Third Quarter 2019	Year-to-Date 2020	Year-to-Date 2019
Total generation (in billions of KWHs)	15	15	41	43
Total purchased power (in billions of KWHs)	2	4	5	8
Sources of generation (percent) —
Coal	47	48	38	45
Nuclear	25	26	28	25
Gas	24	24	23	21
Hydro	4	2	11	9
Cost of fuel, generated (in cents per net KWH) —
Coal	2.86	2.67	2.78	2.76
Nuclear	0.76	0.75	0.76	0.77
Gas	1.80	2.40	1.96	2.48
Average cost of fuel, generated (in cents per net KWH)	2.04	2.10	1.93	2.15
Average cost of purchased power (in cents per net KWH)(*)	5.12	4.35	4.76	4.40
(*)Average cost of purchased power includes fuel, energy, and transmission purchased by Alabama Power for tolling agreements where power is generated by the provider.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel
In the third quarter 2020, fuel expense was $306 million compared to $310 million for the corresponding period in 2019. The decrease was primarily due to a 64.0% increase in the volume of KWHs generated by hydro and a 25.0% decrease in the average cost of natural gas per KWH generated, which excludes fuel associated with tolling agreements, partially offset by an 8.0% increase in the volume of KWHs generated by natural gas and a 7.1% increase in the average cost of coal per KWH generated.
For year-to-date 2020, fuel expense was $721 million compared to $864 million for the corresponding period in 2019. The decrease was primarily due to a 21.0% decrease in the average cost of natural gas per KWH generated, which excludes fuel associated with tolling agreements, an 18.6% decrease in the volume of KWHs generated by coal, and a 15.7% and an 8.5% increase in the volume of KWHs generated by hydro and nuclear, respectively.
Purchased Power – Non-Affiliates
In the third quarter 2020, purchased power expense from non-affiliates was $64 million compared to $77 million for the corresponding period in 2019. This decrease was primarily due to a 29.3% decrease in the amount of energy purchased due to milder weather in the third quarter 2020 as compared to the corresponding period in 2019, partially offset by a 14.1% increase in the average cost of purchased power per KWH as a result of fixed capacity costs for PPAs.
Purchased Power – Affiliates
In the third quarter 2020, purchased power expense from affiliates was $44 million compared to $73 million for the corresponding period in 2019. For year-to-date 2020, purchased power expense from affiliates was $93 million compared to $164 million for the corresponding period in 2019. These decreases were primarily due to reductions of 45.4% and 44.5%, respectively, in the amount of energy purchased due to milder weather during 2020 as compared to 2019.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(22)	(5.4)	$(143)	(11.7)
In the third quarter 2020, other operations and maintenance expenses were $387 million compared to $409 million for the corresponding period in 2019. For year-to-date 2020, other operations and maintenance expenses were $1.08 billion compared to $1.22 billion for the corresponding period in 2019. These decreases reflect the impacts of cost containment activities implemented to help offset the effects of the recessionary economy resulting from the COVID-19 pandemic. The decreases primarily result from decreases of $22 million and $100 million in generation expenses associated with scheduled outages and CNP Compliance-related expenses for the third quarter and year-to-date 2020, respectively. Also contributing were decreases of $15 million and $44 million in transmission and distribution maintenance expenses primarily related to reliability NDR credits for the third quarter and year-to-date 2020, respectively. Partially offsetting the third quarter 2020 decrease was a $13 million increase in bad debt expense.
See Note 2 to the financial statements under "Alabama Power – Rate NDR" and " – Rate CNP Compliance" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Income (Expense), Net

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$19	172.7	$42	116.7
In the third quarter 2020, other income (expense), net was $30 million compared to $11 million for the corresponding period in 2019. For year-to-date 2020, other income (expense), net was $78 million compared to $36 million for the corresponding period in 2019. These increases were primarily due to an increase in non-service cost-related retirement benefits income. See Note (H) to the Condensed Financial Statements herein for additional information.
Income Taxes

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(14)	(9.7)	$12	4.1
In the third quarter 2020, income taxes were $130 million compared to $144 million for the corresponding period in 2019. This decrease was primarily due to lower pre-tax earnings and the finalization of the 2019 tax return.
For year-to-date 2020, income taxes were $307 million compared to $295 million for the corresponding period in 2019. This increase was primarily due to higher pre-tax earnings.
Georgia Power
Net Income

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(66)	(7.9)	$(187)	(11.7)
Georgia Power's net income for the third quarter 2020 was $773 million compared to $839 million for the corresponding period in 2019. For year-to-date 2020, net income was $1.41 billion compared to $1.60 billion for the corresponding period in 2019. These decreases were primarily due to lower retail revenues associated with milder weather as compared to the corresponding periods in 2019 and decreased customer usage resulting from the COVID-19 pandemic, partially offset by related cost containment activities. The year-to-date decrease was also due to a $111 million after-tax charge in the second quarter 2020 related to the construction of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for additional information on the construction of Plant Vogtle Units 3 and 4.
Retail Revenues

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(132)	(5.1)	$(311)	(5.0)
In the third quarter 2020, retail revenues were $2.44 billion compared to $2.57 billion for the corresponding period in 2019. For year-to-date 2020, retail revenues were $5.87 billion compared to $6.18 billion for the corresponding period in 2019.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of the changes in retail revenues were as follows:

	Third Quarter 2020		Year-to-Date 2020
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$2,567		$6,181
Estimated change resulting from –
Rates and pricing	51	2.0%	260	4.2%
Sales decline	(9)	(0.4)	(56)	(0.9)
Weather	(87)	(3.4)	(194)	(3.1)
Fuel cost recovery	(87)	(3.4)	(321)	(5.2)
Retail – current year	$2,435	(5.2)%	$5,870	(5.0)%
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2020, when compared to the corresponding periods in 2019. These increases were primarily due to an increase in revenue recognized under the Environmental Compliance Cost Recovery (ECCR) tariff effective January 1, 2020 as authorized in the 2019 ARP and the impacts of accruals in 2019 for customer refunds related to Tax Reform. The increase for year-to-date 2020 was also due to the rate pricing effects of decreased customer usage in the first and second quarters 2020. Partially offsetting these increases were lower contributions from commercial and industrial customers with variable demand-driven pricing. See Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales decreased in the third quarter and year-to-date 2020 when compared to the corresponding periods in 2019 largely due to work-from-home policies related to the COVID-19 pandemic and reluctance of consumers and businesses to resume pre-pandemic levels of activity. Weather-adjusted residential KWH sales increased 4.0% and 4.1% in the third quarter and year-to-date 2020, respectively, when compared to corresponding periods in 2019 due to customer growth and an increase in average customer usage, primarily due to the temporary suspension of customer disconnections for nonpayment and work-from-home policies. Weather-adjusted commercial KWH sales decreased 5.2% and 5.6% in the third quarter and year-to-date 2020, respectively, when compared to the corresponding periods in 2019 primarily due to lower customer usage resulting from changes in consumer and business behavior in response to the COVID-19 pandemic. Weather-adjusted industrial KWH sales decreased 3.6% and 6.7% in the third quarter and year-to-date 2020, respectively, when compared to the corresponding periods in 2019 primarily as a result of disruptions in supply chain and business operations related to the COVID-19 pandemic and the overall decrease in business activity due to the resulting recession.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues decreased in the third quarter and year-to-date 2020 when compared to the corresponding periods in 2019 due to lower fuel and purchased power costs. Electric rates include provisions to periodically adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Georgia Power – Fuel Cost Recovery" in Item 7 of the Form 10-K for additional information.
Wholesale Revenues

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(5)	(12.8)	$(22)	(20.6)
Wholesale revenues from sales to non-affiliates consist of PPAs and short-term opportunity sales. Wholesale revenues from PPAs have both capacity and energy components. Wholesale capacity revenues from PPAs are recognized in amounts billable under the contract terms and provide for recovery of fixed costs and a return on investment. Wholesale revenues from sales to non-affiliates will vary depending on fuel prices, the market prices of

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
wholesale energy compared to the cost of Georgia Power's and the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. Short-term opportunity sales are made at market-based rates that generally provide a margin above Georgia Power's variable cost of energy.
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal costs.
In the third quarter 2020, wholesale revenues were $34 million compared to $39 million for the corresponding period in 2019. For year-to-date 2020, wholesale revenues were $85 million compared to $107 million for the corresponding period in 2019. These decreases were primarily due to lower market demand largely resulting from the expiration of a non-affiliate PPA and lower energy prices.
Fuel and Purchased Power Expenses

	Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(75)	(16.9)	$(306)	(27.0)
Purchased power – non-affiliates	(5)	(3.3)	16	4.1
Purchased power – affiliates	(8)	(5.3)	(67)	(14.6)
Total fuel and purchased power expenses	$(88)		$(357)
In the third quarter 2020, total fuel and purchased power expenses were $656 million compared to $744 million for the corresponding period in 2019. The decrease was due to decreases of $44 million each related to the average cost of fuel and purchased power and the net volume of KWHs generated and purchased.
For year-to-date 2020, total fuel and purchased power expenses were $1.63 billion compared to $1.99 billion for the corresponding period in 2019. The decrease was due to a decrease of $239 million related to the average cost of fuel and purchased power and a net decrease of $118 million related to the volume of KWHs generated and purchased.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Georgia Power's generation and purchased power were as follows:

	Third Quarter 2020	Third Quarter 2019	Year-to-Date 2020	Year-to-Date 2019
Total generation (in billions of KWHs)	17	19	42	48
Total purchased power (in billions of KWHs)	8	8	25	23
Sources of generation (percent) —
Gas	48	46	53	47
Nuclear	24	22	27	24
Coal	26	31	15	26
Hydro and other	2	1	5	3
Cost of fuel, generated (in cents per net KWH) —
Gas	2.14	2.33	2.12	2.45
Nuclear	0.81	0.82	0.81	0.81
Coal	3.19	3.00	3.31	3.10
Average cost of fuel, generated (in cents per net KWH)	2.09	2.20	1.93	2.21
Average cost of purchased power (in cents per net KWH)(*)	3.76	4.20	3.50	4.22
(*)Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2020, fuel expense was $368 million compared to $443 million for the corresponding period in 2019. For year-to-date 2020, fuel expense was $0.83 billion compared to $1.13 billion for the corresponding period in 2019. The decreases for the third quarter and year-to-date 2020 were primarily due to decreases of 25.7% and 50.3%, respectively, in the volume of KWHs generated by coal and decreases of 8.2% and 13.5%, respectively, in the average cost of natural gas per KWH generated.
Purchased Power – Affiliates
For year-to-date 2020, purchased power expense from affiliates was $393 million compared to $460 million for the corresponding period in 2019. The decrease was primarily due to a decrease of 24.7% in the average cost per KWH purchased primarily resulting from lower energy prices, as well as the expiration of a PPA, partially offset by an increase of 5.8% in the volume of KWHs purchased as Georgia Power units generally dispatched at a higher cost than other Southern Company system resources.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$10	2.1	$26	1.9
In the third quarter 2020, other operations and maintenance expenses were $483 million compared to $473 million for the corresponding period in 2019. The increase was primarily due to increases of $46 million in storm damage recovery as authorized in the 2019 ARP and $7 million in employee benefit expenses, partially offset by decreases of $24 million in distribution- and transmission-related expenses and $11 million associated with generation

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
maintenance. These decreases reflect the impacts of cost containment activities implemented to help offset the effects of the recessionary economy resulting from the COVID-19 pandemic. Also contributing to the offset was a decrease of $6 million in expenses from unregulated sales associated with new energy conservation projects.
For year-to-date 2020, other operations and maintenance expenses were $1.41 billion compared to $1.39 billion for the corresponding period in 2019. The increase was primarily due to increases of $138 million in storm damage recovery as authorized in the 2019 ARP and $15 million in employee benefit expenses, partially offset by decreases of $42 million in distribution- and transmission-related expenses, $34 million associated with generation maintenance and scheduled outages, and $13 million associated with generation environmental projects. These decreases reflect the impacts of cost containment activities implemented to help offset the effects of the recessionary economy resulting from the COVID-19 pandemic. Other expense reductions include a decrease of $15 million related to an adjustment in 2019 for FERC fees following the conclusion of a multi-year audit of headwater benefits associated with hydro facilities, an $11 million increase in nuclear property insurance refunds, and a decrease of $9 million associated with workers compensation and legal expenses.
See Note 2 to the financial statements under "Georgia Power – Storm Damage Recovery" in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$108	43.2	$331	45.2
In the third quarter 2020, depreciation and amortization was $358 million compared to $250 million for the corresponding period in 2019. For year-to-date 2020, depreciation and amortization was $1.06 billion compared to $0.73 billion for the corresponding period in 2019. These increases primarily reflect increased amortization of regulatory assets related to CCR AROs of $51 million and $152 million for the third quarter and year-to-date 2020, respectively, and higher depreciation of $44 million and $133 million for the third quarter and year-to-date 2020, respectively, as authorized in the 2019 ARP. Also contributing to the increases were $16 million and $52 million increases in depreciation for the third quarter and year-to-date 2020, respectively, associated with additional plant in service. See Note 2 to the financial statements under "Georgia Power – Rate Plans" and " – Integrated Resource Plan" in Item 8 of the Form 10-K for additional information.
Estimated Loss on Plant Vogtle Units 3 and 4

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$—	N/M	$149	N/M
N/M - Not meaningful
In the second quarter 2020, an estimated probable loss of $149 million was recorded to reflect Georgia Power's revised total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for additional information.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$3	2.9	$18	5.9
For year-to-date 2020, interest expense, net of amounts capitalized was $322 million compared to $304 million for the corresponding period in 2019. The increase was primarily due to a $32 million increase in interest expense associated with an increase in average outstanding long-term borrowings, partially offset by a $15 million increase

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
in amounts capitalized in connection with the construction of Plant Vogtle Units 3 and 4. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings and Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
Other Income (Expense), Net

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$18	50.0	$43	38.1
In the third quarter 2020, other income (expense), net was $54 million compared to $36 million for the corresponding period in 2019. For year-to-date 2020, other income (expense), net was $156 million compared to $113 million for the corresponding period in 2019. The third quarter and year-to-date 2020 increases were primarily due to increases of $10 million and $32 million, respectively, in non-service cost-related retirement benefits income and increases in AFUDC equity of $5 million and $14 million, respectively, primarily associated with the construction of Plant Vogtle Units 3 and 4. See Note (H) to the Condensed Financial Statements herein for additional information on retirement benefits and Note (B) to the Condensed Financial Statements under "Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
Income Taxes

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(83)	(32.5)	$(268)	(57.5)
In the third quarter 2020, income taxes were $172 million compared to $255 million for the corresponding period in 2019. For year-to-date 2020, income taxes were $198 million compared to $466 million for the corresponding period in 2019. These decreases were primarily due to the flowback of excess deferred income taxes in 2020 as authorized in the 2019 ARP and lower pre-tax earnings, which includes, for year-to-date 2020, the charge in the second quarter 2020 associated with the construction of Plant Vogtle Units 3 and 4. See Note (B) under "Nuclear Construction" and Note (G) to the Condensed Financial Statements herein and Note 2 to the financial statements under "Georgia Power – Rate Plans – Tax Reform Settlement Agreement" in Item 8 of the Form 10-K for additional information.
Mississippi Power
Net Income

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$2	3.1	$(1)	(0.7)
Mississippi Power's net income for the third quarter 2020 was $67 million compared to $65 million for the corresponding period in 2019. The increase was primarily due to a decrease in amortization associated with ECO Plan regulatory assets, a decrease in income taxes associated with the flowback of excess deferred income taxes, and a decrease in scheduled generation outage costs, partially offset by a decrease in revenues as a result of a base rate reduction that became effective for the first billing cycle of April 2020, as well as a decrease in customer usage due to the COVID-19 pandemic, and an increase in depreciation.
For year-to-date 2020, net income was $138 million compared to $139 million for the corresponding period in 2019. The decrease was primarily due to a decrease in revenues as a result of a base rate reduction that became effective for the first billing cycle of April 2020, as well as a decrease in customer usage due to the COVID-19 pandemic,

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
and an increase in depreciation, substantially offset by a decrease in amortization associated with ECO Plan regulatory assets and a decrease in income taxes associated with the flowback of excess deferred income taxes.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Mississippi Power – 2019 Base Rate Case" herein and Note 2 to the financial statements under "Mississippi Power – Environmental Compliance Overview Plan" in Item 8 of the Form 10-K for additional information.
Retail Revenues

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(19)	(7.6)	$(39)	(5.8)
In the third quarter 2020, retail revenues were $232 million compared to $251 million for the corresponding period in 2019. For year-to-date 2020, retail revenues were $630 million compared to $669 million for the corresponding period in 2019.
Details of the changes in retail revenues were as follows:

	Third Quarter 2020		Year-to-Date 2020
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$251		$669
Estimated change resulting from –
Rates and pricing	(10)	(4.0)%	(15)	(2.2)%
Sales decline	(5)	(2.0)	(12)	(1.8)
Weather	(4)	(1.6)	(2)	(0.3)
Fuel and other cost recovery	—	—	(10)	(1.5)
Retail – current year	$232	(7.6)%	$630	(5.8)%
Revenues associated with changes in rates and pricing decreased in the third quarter and year-to-date 2020 when compared to the corresponding periods in 2019 primarily due to decreases in rates in accordance with the Mississippi Power Rate Case Settlement Agreement. The third quarter 2020 decrease was also due to a decrease in revenue associated with a tolling arrangement. See FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Mississippi Power – 2019 Base Rate Case" herein for additional information.
Revenues attributable to changes in sales decreased in the third quarter and year-to-date 2020 when compared to the corresponding periods in 2019 largely due to lower overall customer usage resulting from work-from-home policies related to the COVID-19 pandemic and reluctance of consumers and businesses to resume pre-pandemic levels of activity.
Weather-adjusted residential KWH sales increased 3.3% and 2.7% in the third quarter and year-to-date 2020, respectively, primarily due to customer growth and an increase in average customer usage as a result of changes in customer behavior and work-from-home policies in response to the COVID-19 pandemic. Weather-adjusted commercial KWH sales decreased 5.8% and 7.1% in the third quarter and year-to-date 2020, respectively, primarily due to lower customer usage resulting from changes in consumer and business behavior, including the temporary closure of casinos, in response to the COVID-19 pandemic. Industrial KWH sales decreased 7.9% and 3.6% in the third quarter and year-to-date 2020, respectively, as a result of disruptions in supply chain and business operations driven by the COVID-19 pandemic and the overall decrease in business activity due to the resulting recession.
Fuel and other cost recovery revenues decreased for year-to-date 2020 when compared to the corresponding period in 2019 primarily as a result of lower recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs,

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(3)	(4.7)	$(14)	(7.9)
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
For year-to-date 2020, wholesale revenues from sales to non-affiliates were $164 million compared to $178 million for the corresponding period in 2019. This decrease was primarily due to decreases in revenue from MRA customers as a result of lower fuel costs, milder weather, and decreased customer usage as a result of the COVID-19 pandemic, and from fewer opportunity sales.
Wholesale Revenues – Affiliates

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(15)	(29.4)	$(27)	(24.8)
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
In the third quarter 2020, wholesale revenues from sales to affiliates were $36 million compared to $51 million for the corresponding period in 2019. This decrease was primarily due to an $8 million decrease associated with lower KWH sales and a $7 million decrease primarily associated with lower natural gas prices.
For year-to-date 2020, wholesale revenues from sales to affiliates were $82 million compared to $109 million for the corresponding period in 2019. This decrease was primarily due to a $34 million decrease associated with lower natural gas prices, partially offset by a $7 million increase associated with higher KWH sales due to the dispatch of Mississippi Power's lower cost generation resources to serve the Southern Company system's territorial load.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel and Purchased Power Expenses

	Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(18)	(14.9)	$(53)	(16.6)
Purchased power	—	—	3	20.0
Total fuel and purchased power expenses	$(18)		$(50)
In the third quarter 2020, total fuel and purchased power expenses were $109 million compared to $127 million for the corresponding period in 2019. The decrease was primarily due to a $9 million decrease associated with the volume of KWHs generated and a $9 million decrease primarily related to the lower average cost of natural gas.
For year-to-date 2020, total fuel and purchased power expenses were $284 million compared to $334 million for the corresponding period in 2019. The decrease was primarily due to a $47 million decrease related to the cost of fuel and purchased power primarily due to the lower average cost of natural gas.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clause.
Details of Mississippi Power's generation and purchased power were as follows:

	Third Quarter 2020	Third Quarter 2019	Year-to-Date 2020	Year-to-Date 2019
Total generation (in millions of KWHs)	5,011	5,554	13,662	14,125
Total purchased power (in millions of KWHs)	162	161	558	403
Sources of generation (percent) –
Coal	11	8	6	7
Gas	89	92	94	93
Cost of fuel, generated (in cents per net KWH) –
Coal	3.52	3.88	3.70	3.98
Gas	1.99	2.16	1.94	2.29
Average cost of fuel, generated (in cents per net KWH)	2.16	2.30	2.06	2.41
Average cost of purchased power (in cents per net KWH)	3.66	3.96	3.17	3.84
Fuel
In the third quarter 2020, fuel expense was $103 million compared to $121 million for the corresponding period in 2019. This decrease was primarily due to a 12.2% decrease in the volume of KWHs generated by natural gas, a 9.3% decrease in the average cost of coal per KWH generated, and a 7.8% decrease in the average cost of natural gas per KWH generated, partially offset by a 24.7% increase in the volume of KWHs generated by coal.
For year-to-date 2020, fuel expense was $266 million compared to $319 million for the corresponding period in 2019. This decrease was due to a 15.1% decrease in the average cost of natural gas per KWH generated, a 10.8% decrease in the volume of KWHs generated by coal, a 6.9% decrease in the average cost of coal per KWH generated, and a 2.0% decrease in the volume of KWHs generated by natural gas.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Operations and Maintenance Expenses

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(10)	(13.9)	$(2)	(1.0)
In the third quarter 2020, other operations and maintenance expenses were $62 million compared to $72 million for the corresponding period in 2019. The decrease was primarily due to a $6 million decrease associated with the Kemper IGCC primarily related to an increase in salvage proceeds and the settlement of litigation and a decrease of $3 million in scheduled generation outage costs.
For year-to-date 2020, other operations and maintenance expenses were $202 million compared to $204 million for the corresponding period in 2019. The decrease was primarily due to an $8 million decrease associated with the Kemper IGCC primarily related to an increase in salvage proceeds, largely offset by increases of $3 million in certain employee compensation expenses deferred in 2019, $2 million in vegetation management expenses, and $2 million in scheduled generation outage costs.
See Note 2 to the financial statements under "Mississippi Power – Kemper County Energy Facility" in Item 8 of the Form 10-K and Note (C) to the Condensed Financial Statements under "Other Matters – Mississippi Power – Kemper County Energy Facility" herein for additional information.
Depreciation and Amortization

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(1)	(2.1)	$(9)	(6.3)
In the third quarter 2020, depreciation and amortization was $47 million compared to $48 million for the corresponding period in 2019. For year-to-date 2020, depreciation and amortization was $135 million compared to $144 million for the corresponding period in 2019. These decreases were related to decreases in amortization of $5 million and $17 million in the third quarter and year-to-date 2020, respectively, primarily as a result of the ECO Plan regulatory assets being fully amortized in 2019, partially offset by amortization of a regulatory asset associated with an ARO. These decreases were partially offset by increases in depreciation of $4 million and $8 million in the third quarter and year-to-date 2020, respectively, primarily related to additional plant in service and an increase in depreciation rates in accordance with the Mississippi Power Rate Case Settlement Agreement. See Note (B) to the Condensed Financial Statements under "Mississippi Power – 2019 Base Rate Case" herein and Note 2 to the financial statements under "Mississippi Power – Environmental Compliance Overview Plan" in Item 8 of the Form 10-K for additional information.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(3)	(17.6)	$(7)	(13.5)
For year-to-date 2020, interest expense, net of amounts capitalized was $45 million compared to $52 million for the corresponding period in 2019. The decrease primarily resulted from a decrease in outstanding long-term borrowings.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Income Taxes

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(3)	(20.0)	$(7)	(25.9)
For year-to-date 2020, income taxes were $20 million compared to $27 million for the corresponding period in 2019. The decrease was primarily due to a decrease of $9 million associated with the flowback of excess deferred income taxes as a result of the Mississippi Power Rate Case Settlement Agreement. See Note (G) to the Condensed Financial Statements herein for additional information.
Southern Power
Net Income Attributable to Southern Power

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(12)	(14.0)	$(104)	(32.9)
Net income attributable to Southern Power for the third quarter 2020 was $74 million compared to $86 million for the corresponding period in 2019. The decrease was primarily due to reduced net income related to the disposition of Plant Mankato in the first quarter 2020.
Net income attributable to Southern Power for year-to-date 2020 was $212 million compared to $316 million for the corresponding period in 2019. The decrease was primarily due to the gain on the sale of Plant Nacogdoches in the second quarter 2019 of $88 million after tax, partially offset by the gain on sale of Plant Mankato in the first quarter 2020 of $23 million after tax. In addition, the decrease reflects the reduced net income related to these dispositions.
See Note (K) to the Condensed Financial Statements under "Southern Power" herein and Note 15 to the financial statements under "Southern Power" in Item 8 of the Form 10-K for additional information.
Operating Revenues

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(51)	(8.9)	$(190)	(12.4)
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
See FUTURE EARNINGS POTENTIAL – "Southern Power's Power Sales Agreements" herein for additional information regarding Southern Power's PPAs.
Operating Revenues Details
Details of Southern Power's operating revenues were as follows:

	Third Quarter 2020	Third Quarter 2019	Year-to-Date 2020	Year-to-Date 2019
	(in millions)
PPA capacity revenues	$116	$131	$297	$384
PPA energy revenues	319	339	794	857
Total PPA revenues	435	470	1,091	1,241
Non-PPA revenues	84	101	235	276
Other revenues	4	3	11	10
Total operating revenues	$523	$574	$1,337	$1,527
In the third quarter 2020, total operating revenues were $523 million, reflecting a $51 million, or 9%, decrease from the corresponding period in 2019. The decrease in operating revenues was primarily due to the following:
•PPA capacity revenues decreased $15 million, or 11%, due to the disposition of Plant Mankato in the first quarter 2020.
•PPA energy revenues decreased $20 million, or 6%, due to a $29 million decrease in sales from natural gas facilities resulting from a $26 million decrease in the volume of KWHs sold due to reduced demand and a $3 million decrease in the average cost of fuel and purchased power. This decrease was partially offset by a $9 million increase in sales from a fuel cell project acquired in late 2019.
•Non-PPA revenues decreased $17 million, or 17%, due to a $20 million decrease in the market price of energy, partially offset by a $3 million increase in the volume of KWHs sold through short-term sales.
For year-to-date 2020, total operating revenues were $1.3 billion, reflecting a $190 million, or 12%, decrease from the corresponding period in 2019. The decrease in operating revenues was primarily due to the following:
•PPA capacity revenues decreased $87 million, or 23%, primarily due to decreases of $60 million related to the dispositions of Plant Nacogdoches in the second quarter 2019 and Plant Mankato in the first quarter 2020 and $24 million from the contractual expiration of an affiliate natural gas PPA.
•PPA energy revenues decreased $63 million, or 7%, due to a $115 million decrease in sales from natural gas facilities resulting from a $64 million decrease in the volume of KWHs sold due to decreased demand and a $51 million decrease in the price of fuel and purchased power. This decrease was partially offset by increases of $22 million in sales primarily driven by the volume of KWHs generated by solar and wind facilities and $29 million in sales from a fuel cell project acquired in late 2019.
•Non-PPA revenues decreased $41 million, or 15%, due to a $95 million decrease in the market price of energy, partially offset by a $54 million increase in the volume of KWHs sold through short-term sales.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	Third Quarter 2020	Third Quarter 2019	Year-to-Date 2020	Year-to-Date 2019
	(in billions of KWHs)
Generation	12.3	13.8	34.3	35.7
Purchased power	0.7	0.8	2.3	2.5
Total generation and purchased power	13.0	14.6	36.6	38.2

Total generation and purchased power, excluding solar, wind, and tolling agreements	7.4	8.6	21.9	22.3
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
Details of Southern Power's fuel and purchased power expenses were as follows:

	Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(29)	(17.5)	$(103)	(22.9)
Purchased power	(7)	(26.9)	(30)	(36.6)
Total fuel and purchased power expenses	$(36)		$(133)
In the third quarter 2020, total fuel and purchased power expenses decreased $36 million, or 19%, compared to the corresponding period in 2019. Fuel expense decreased $29 million due to a $26 million decrease associated with the volume of KWHs generated and a $3 million decrease in the average cost of fuel per KWH generated. Purchased power expense decreased $7 million due to a $6 million decrease associated with the average cost of purchased power and a $1 million decrease associated with the volume of KWHs purchased.
For year-to-date 2020, total fuel and purchased power expenses decreased $133 million, or 25%, compared to the corresponding period in 2019. Fuel expense decreased $103 million due to a $97 million decrease in the average cost of fuel per KWH generated and a $6 million decrease associated with the volume of KWHs generated. Purchased power expense decreased $30 million due to a $22 million decrease associated with the average cost of purchased power and an $8 million decrease associated with the volume of KWHs purchased.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Gain) Loss on Dispositions, Net

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$—	N/M	$(16)	N/M
N/M - Not meaningful
For year-to-date 2020, gain on dispositions, net was $39 million compared to $23 million for the corresponding period in 2019, reflecting the sale of Plant Mankato in the first quarter 2020 and the sale of Plant Nacogdoches in the second quarter 2019. See Note (K) to the Condensed Financial Statements herein and Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Power – Sales of Natural Gas and Biomass Plants" for additional information.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(7)	(16.3)	$(13)	(10.2)
In the third quarter 2020, interest expense, net of amounts capitalized was $36 million compared to $43 million for the corresponding period in 2019. For year-to-date 2020, interest expense, net of amounts capitalized was $114 million compared to $127 million for the corresponding period in 2019. The decreases were primarily due to lower outstanding debt. See FINANCIAL CONDITION AND LIQUIDITY – "Financing Activities" herein for additional information.
Other Income (Expense), Net

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$7	116.7	$(29)	(60.4)
In the third quarter 2020, other income (expense), net was $13 million compared to $6 million for the corresponding period in 2019. The increase was primarily due to the resolution of certain contingencies in the third quarter 2020 associated with the Roserock solar facility litigation settlement in 2019.
For year-to-date 2020, other income (expense), net was $19 million compared to $48 million for the corresponding period in 2019. The decrease was primarily due to a $36 million gain arising from the Roserock solar facility litigation settlement in the second quarter 2019, partially offset by the resolution of certain related contingencies in the third quarter 2020.
See Note 3 to the financial statements in Item 8 of the Form 10-K under "General Litigation Matters – Southern Power" for additional information.
Income Taxes (Benefit)

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(5)	(26.3)	$68	165.9
For year-to-date 2020, income tax expense was $27 million compared to a $41 million benefit for the corresponding period in 2019. The change was primarily due to a $75 million income tax benefit in 2019 resulting from ITCs recognized upon the sale of Plant Nacogdoches, partially offset by a decrease in income tax expense as a result of lower pre-tax earnings. See Notes (G) and (K) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Net Income Attributable to Noncontrolling Interests

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$3	N/M	$(23)	N/M
For year-to-date 2020, net income attributable to noncontrolling interests was $3 million compared to $26 million for the corresponding period in 2019. The change was primarily due to an allocation of approximately $26 million of income to the noncontrolling interest partner related to the Roserock solar facility litigation settlement in the second quarter 2019. See Note 3 to the financial statements in Item 8 of the Form 10-K under "General Litigation Matters – Southern Power" for additional information.
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
Net Income (Loss)

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$43	148.3	$13	3.7
In the third quarter 2020, net income was $14 million compared to a $29 million net loss for the corresponding period in 2019. This increase was primarily due to a $65 million after-tax impairment charge in 2019 related to a natural gas storage facility in Louisiana, partially offset by a $36 million decrease at wholesale gas services in 2020

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
as a result of lower commercial activity and derivative losses. Also contributing to the increase was a $9 million increase at gas distribution operations primarily due to base rate increases for Nicor Gas and Atlanta Gas Light and continued investment in infrastructure replacement programs, partially offset by reduced flowback of excess deferred income taxes at Atlanta Gas Light in 2020.
For year-to-date 2020, net income was $360 million compared to $347 million for the corresponding period in 2019. This increase was primarily due to a $65 million after-tax impairment charge in 2019 related to a natural gas storage facility in Louisiana and a $56 million increase at gas distribution operations primarily due to base rate increases for Nicor Gas and Atlanta Gas Light and continued investment in infrastructure replacement programs, partially offset by reduced flowback of excess deferred income taxes at Atlanta Gas Light in 2020. The increase was partially offset by a $106 million decrease at wholesale gas services in 2020 primarily due to lower commercial activity and lower derivative gains.
See Note 2 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
Natural Gas Revenues, including Alternative Revenue Programs

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(21)	(4.2)	$(299)	(11.2)
In the third quarter 2020, natural gas revenues, including alternative revenue programs, were $477 million compared to $498 million for the corresponding period in 2019. For year-to-date 2020, natural gas revenues, including alternative revenue programs, were $2.4 billion compared to $2.7 billion for the corresponding period in 2019.
Details of the changes in natural gas revenues, including alternative revenue programs, were as follows:

	Third Quarter 2020		Year-to-Date 2020
	(in millions)	(% change)	(in millions)	(% change)
Natural gas revenues – prior year	$498		$2,661
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	34	6.8%	153	5.7%
Gas costs and other cost recovery	(8)	(1.6)	(298)	(11.2)
Weather	2	0.4	(6)	(0.2)
Wholesale gas services	(49)	(9.8)	(151)	(5.6)
Other	—	—	3	0.1
Natural gas revenues – current year	$477	(4.2)%	$2,362	(11.2)%
Revenues from infrastructure replacement programs and base rate changes increased in the third quarter and year-to-date 2020 compared to the corresponding periods in 2019 primarily due to base rate increases at Nicor Gas and Atlanta Gas Light and continued investments recovered through infrastructure replacement programs. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues associated with gas costs and other cost recovery decreased in the third quarter and year-to-date 2020 compared to the corresponding periods in 2019 primarily due to lower natural gas prices. The year-to-date decrease also reflects lower sales volumes in 2020 compared to the corresponding period in 2019 primarily as a result of warmer weather. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. See "Cost of Natural Gas" herein for additional information. Revenue impacts from weather and customer growth are described further below.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Revenues from wholesale gas services decreased in the third quarter 2020 compared to the corresponding period in 2019 due to decreased commercial activity as a result of milder weather and derivative losses and for year-to-date 2020 compared to the corresponding period in 2019 primarily due to decreased commercial activity as a result of warmer weather and a decrease in derivative gains. See "Segment Information – Wholesale Gas Services" herein for additional information.
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

	Third Quarter			2020 vs. normal	2020 vs. 2019	Year-to-Date			2020 vs. normal	2020 vs. 2019
	Normal(*)	2020	2019	colder	colder	Normal(*)	2020	2019	(warmer)	(warmer)
	(in thousands)					(in thousands)
Illinois	54	54	2	—%	N/M	3,773	3,548	3,958	(6.0)%	(10.4)%
Georgia	2	15	—	N/M	—%	1,530	1,294	1,298	(15.4)%	(0.3)%
(*)Normal represents the 10-year average from January 1, 2010 through September 30, 2019 for Illinois at Chicago Midway International Airport and for Georgia at Atlanta Hartsfield-Jackson International Airport, based on information obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center.
The following table provides the number of customers served by Southern Company Gas at September 30, 2020 and 2019:

	September 30,
	2020	2019	2020 vs. 2019
	(in thousands, except market share %)		(% change)
Gas distribution operations	4,258	4,208	1.2%
Gas marketing services
Energy customers(*)	659	611	7.9%
Market share of energy customers in Georgia	28.9%	28.5%	1.4%
(*)Gas marketing services' customers are primarily located in Georgia, Ohio, and Illinois. Also included as of September 30, 2020 were approximately 50,000 customers in Ohio contracted through an annual auction process to serve for 12 months beginning April 1, 2020.
Southern Company Gas anticipates continued customer growth as it expects continued low natural gas prices. The number of customers served by Southern Company Gas' natural gas distribution utilities at September 30, 2020 was positively impacted by the suspension of disconnections during the COVID-19 pandemic, which resulted in a higher than historical average year-over-year change. Southern Company Gas uses a variety of targeted marketing programs to attract new customers and to retain existing customers.
Cost of Natural Gas

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(8)	(10.1)	$(302)	(31.6)
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 80% and 86% of total cost

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
of natural gas for the third quarter and year-to-date 2020, respectively. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Southern Company Gas – Cost of Natural Gas" in Item 7 of the Form 10-K and "Natural Gas Revenues, including Alternative Revenue Programs" herein for additional information.
In the third quarter 2020, cost of natural gas was $71 million compared to $79 million for the corresponding period in 2019. This decrease reflects an 11.3% decrease in natural gas prices in the third quarter 2020 compared to the corresponding period in 2019.
For year-to-date 2020, cost of natural gas was $654 million compared to $956 million for the corresponding period in 2019. This decrease reflects a 29.6% decrease in natural gas prices compared to 2019 and decreased volumes primarily as a result of warmer weather for year-to-date 2020 compared to the corresponding period in 2019.
The following table details the volumes of natural gas sold during all periods presented.

	Third Quarter		2020 vs. 2019	Year-to-Date		2020 vs. 2019
	2020	2019		2020	2019
Gas distribution operations (mmBtu in millions)
Firm	68	66	3.0%	425	462	(8.0)%
Interruptible	21	22	(4.5)	67	68	(1.5)
Total	89	88	1.1%	492	530	(7.2)%
Wholesale gas services (mmBtu in millions/day)
Daily physical sales	7.1	6.3	12.7%	6.8	6.3	7.9%
Gas marketing services (mmBtu in millions)
Firm:
Georgia	3	3	—%	21	22	(4.5)%
Illinois	1	1	—	6	8	(25.0)
Ohio and other	2	1	100.0	9	11	(18.2)
Interruptible large commercial and industrial	3	3	—	10	10	—
Total	9	8	12.5%	46	51	(9.8)%
Other Operations and Maintenance Expenses

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$9	4.3	$54	8.4
In the third quarter 2020, other operations and maintenance expenses were $217 million compared to $208 million for the corresponding period in 2019. For year-to-date 2020, other operations and maintenance expenses were $696 million compared to $642 million for the corresponding period in 2019. These increases were primarily due to increases in compensation and benefit expenses and pipeline repair, compliance, and maintenance activities. The year-to-date 2020 increase also reflects an increase in expenses passed through directly to customers primarily related to bad debt.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Depreciation and Amortization

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$4	3.3	$9	2.5
For year-to-date 2020, depreciation and amortization was $368 million compared to $359 million for the corresponding period in 2019. The increase was primarily due to continued infrastructure investments at gas distribution operations.
Taxes Other Than Income Taxes

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$2	6.1	$(7)	(4.3)
For year-to-date 2020, taxes other than income taxes were $154 million compared to $161 million for the corresponding period in 2019. The decrease primarily relates to a decrease in revenue tax expenses as a result of lower natural gas revenues at Nicor Gas. These revenue tax expenses are passed through directly to customers and have no impact on net income.
Impairment Charges

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(92)	(100.0)	$(92)	(100.0)
In the third quarter 2019, a $92 million impairment charge was recorded related to a natural gas storage facility in Louisiana. See Note 3 to the financial statements under "Other Matters – Southern Company Gas – Natural Gas Storage Facilities" in Item 8 of the Form 10-K for additional information.
Earnings from Equity Method Investments

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$(2)	(5.7)	$(9)	(7.8)
For year-to-date 2020, earnings from equity method investments were $106 million compared to $115 million for the corresponding period in 2019. The decrease primarily relates to lower earnings at SNG due to lower demand and firm revenues, the sale of Atlantic Coast Pipeline in the first quarter 2020, and the sale of Triton in the second quarter 2019. See Note (E) to the Condensed Financial Statements herein for additional information.
Other Income (Expense), Net

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$7	140.0	$17	106.3
In the third quarter 2020, other income (expense), net was $12 million compared to $5 million for the corresponding period in 2019. For year-to-date 2020, other income (expense), net was $33 million compared to $16 million for the corresponding period in 2019. These increases were primarily due to increases in non-service cost-related retirement benefits income. See Note (H) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Income Taxes (Benefit)

Third Quarter 2020 vs. Third Quarter 2019		Year-to-Date 2020 vs. Year-to-Date 2019
(change in millions)	(% change)	(change in millions)	(% change)
$25	113.6	$37	60.7
In the third quarter 2020, income taxes were $3 million compared to a $22 million benefit for the corresponding period in 2019. For year-to-date 2020, income taxes were $98 million compared to $61 million for the corresponding period in 2019. These increases were primarily due to a decrease in the flowback of excess deferred income taxes at Atlanta Gas Light as authorized by the Georgia PSC and higher pre-tax earnings. The year-to-date 2020 increase also includes the reversal of a federal income tax valuation allowance in connection with the sale of Triton in 2019. See Note (G) to the Condensed Financial Statements herein for additional information.
Performance and Non-GAAP Measures
Adjusted operating margin is a non-GAAP measure that is calculated as operating revenues less cost of natural gas, cost of other sales, and revenue tax expense. Adjusted operating margin excludes other operations and maintenance expenses, depreciation and amortization, taxes other than income taxes, and impairment charges, which are included in the calculation of operating income as calculated in accordance with GAAP and reflected in the statements of income. The presentation of adjusted operating margin is believed to provide useful information regarding the contribution resulting from base rate changes, infrastructure replacement programs and capital projects, and customer growth at gas distribution operations since the cost of natural gas and revenue tax expense can vary significantly and are generally billed directly to customers. Southern Company Gas further believes that utilizing adjusted operating margin at gas pipeline investments, wholesale gas services, and gas marketing services allows it to focus on a direct measure of performance before overhead costs. The applicable reconciliation of operating income to adjusted operating margin is provided herein.
Adjusted operating margin should not be considered an alternative to, or a more meaningful indicator of, Southern Company Gas' operating performance than operating income as determined in accordance with GAAP. In addition, Southern Company Gas' adjusted operating margin may not be comparable to similarly titled measures of other companies.
Detailed variance explanations of Southern Company Gas' financial performance are provided herein.
Reconciliations of operating income to adjusted operating margin are as follows:

	Third Quarter 2020	Third Quarter 2019	Year-to-Date 2020	Year-to-Date 2019
	(in millions)
Operating Income	$29	$(35)	$490	$451
Other operating expenses(a)	377	454	1,218	1,254
Revenue taxes(b)	(10)	(9)	(77)	(85)
Adjusted Operating Margin	$396	$410	$1,631	$1,620
(a)Includes other operations and maintenance, depreciation and amortization, taxes other than income taxes, and impairment charges.
(b)Nicor Gas' revenue tax expenses, which are passed through directly to customers.

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

	Third Quarter 2020			Third Quarter 2019
	Adjusted Operating Margin(*)	Operating Expenses(*)	Net Income (Loss)	Adjusted Operating Margin(*)	Operating Expenses(*)	Net Income (Loss)(b)
	(in millions)			(in millions)
Gas distribution operations	$412	$317	$46	$376	$294	$37
Gas pipeline investments	8	3	23	8	3	6
Wholesale gas services	(51)	11	(45)	(3)	11	(9)
Gas marketing services	21	27	(3)	21	28	(4)
All other	8	11	(7)	9	110	(59)
Intercompany eliminations	(2)	(2)	—	(1)	(1)	—
Consolidated	$396	$367	$14	$410	$445	$(29)
(*)Adjusted operating margin and operating expenses are adjusted for Nicor Gas' revenue tax expenses, which are passed through directly to customers.

	Year-to-Date 2020			Year-to-Date 2019
	Adjusted Operating Margin(*)	Operating Expenses(*)	Net Income (Loss)	Adjusted Operating Margin(*)	Operating Expenses(*)	Net Income (Loss)
	(in millions)			(in millions)
Gas distribution operations	$1,448	$971	$284	$1,294	$895	$228
Gas pipeline investments	24	9	74	24	9	63
Wholesale gas services	(20)	39	(45)	122	40	61
Gas marketing services	163	85	59	163	90	54
All other	21	42	(12)	22	140	(59)
Intercompany eliminations	(5)	(5)	—	(5)	(5)	—
Consolidated	$1,631	$1,141	$360	$1,620	$1,169	$347
(*)Adjusted operating margin and operating expenses are adjusted for Nicor Gas' revenue tax expenses, which are passed through directly to customers.
Gas Distribution Operations
Gas distribution operations is the largest component of Southern Company Gas' business and is subject to regulation and oversight by regulatory agencies in each of the states it serves. These agencies approve natural gas rates designed to provide Southern Company Gas with the opportunity to generate revenues to recover the cost of natural gas delivered to its customers and its fixed and variable costs, including depreciation, interest expense, operations and maintenance, taxes, and overhead costs, and to earn a reasonable return on its investments.
With the exception of Atlanta Gas Light, Southern Company Gas' second largest utility that operates in a deregulated natural gas market and has a straight-fixed-variable rate design that minimizes the variability of its revenues based on consumption, the earnings of the natural gas distribution utilities can be affected by customer consumption patterns that are a function of weather conditions, price levels for natural gas, and general economic conditions that may impact customers' ability to pay for natural gas consumed. Southern Company Gas has various regulatory and other mechanisms, such as weather and revenue normalization mechanisms and weather derivative instruments, that limit its exposure to changes in customer consumption, including weather changes within typical ranges in its natural gas distribution utilities' service territories.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
In the third quarter 2020, net income increased $9 million, or 24.3%, compared to the corresponding period in 2019. The $36 million increase in adjusted operating margin primarily reflects base rate increases for Nicor Gas and Atlanta Gas Light and continued investments recovered through infrastructure replacement programs. The $23 million increase in operating expenses includes increases for compensation and benefit expenses and pipeline repair and maintenance activities, as well as higher depreciation primarily due to additional assets placed in service. The $8 million increase in other income is primarily due to an increase in non-service cost-related retirement benefits income. Income tax expense increased $12 million primarily due to higher pre-tax earnings and a decrease in the flowback of excess deferred income taxes at Atlanta Gas Light as authorized by the Georgia PSC.
For year-to-date 2020, net income increased $56 million or 24.6%, compared to the corresponding period in 2019. The $154 million increase in adjusted operating margin primarily reflects base rate increases for Nicor Gas and Atlanta Gas Light and continued investments recovered through infrastructure replacement programs, partially offset by warmer weather, net of weather normalization mechanisms. The $76 million increase in operating expenses includes increases for compensation and benefit expenses and pipeline compliance and maintenance activities, as well as bad debt costs passed through directly to customers. The increase also reflects higher depreciation primarily due to additional assets placed in service, partially offset by lower revenue tax expense. The $20 million increase in other income is primarily due to an increase in non-service cost-related retirement benefits income. The $43 million increase in income tax expense is primarily due to higher pre-tax earnings and a decrease in the flowback of excess deferred income taxes at Atlanta Gas Light as authorized by the Georgia PSC.
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
In the third quarter 2020, net income increased $17 million, or 283.3%, compared to the corresponding period in 2019. This increase primarily relates to an $18 million decrease in income taxes primarily related to a 2019 increase associated with changes in state apportionment rates.
For year-to-date 2020, net income increased $11 million, or 17.5%, compared to the corresponding period in 2019. This increase primarily relates to a $5 million decrease in interest expense, net of amounts capitalized and a $21 million decrease in income taxes primarily related to a 2019 increase associated with changes in state apportionment rates in 2019, partially offset by a $15 million decrease in earnings primarily at SNG.
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
In the third quarter 2020, net income decreased $36 million, or 400.0%, compared to the corresponding period in 2019. This decrease primarily relates to a $48 million decrease in adjusted operating margin, partially offset by a $12 million decrease in income tax expense due to lower pre-tax earnings.
For year-to-date 2020, net income decreased $106 million, or 173.8%, compared to the corresponding period in 2019. This decrease primarily relates to a $142 million decrease in adjusted operating margin, partially offset by a $34 million decrease in income tax expense due to lower pre-tax earnings.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of the changes in adjusted operating margin are provided in the table below.

	Third Quarter 2020	Third Quarter 2019	Year-to-Date 2020	Year-to-Date 2019
	(in millions)
Commercial activity recognized	$(23)	$2	$(55)	$43
Gain (loss) on storage derivatives	(21)	2	(33)	7
Gain (loss) on transportation and forward commodity derivatives	(7)	(4)	69	68
LOCOM adjustments, net of current period recoveries	—	—	—	(6)
Purchase accounting adjustments to fair value inventory and contracts	—	(3)	(1)	10
Adjusted operating margin	$(51)	$(3)	$(20)	$122
Change in Commercial Activity
The commercial activity at wholesale gas services includes recognition of storage and transportation values that were generated in prior periods, which reflect the impact of prior period hedge gains and losses as associated physical transactions occur. The decrease in commercial activity in the third quarter and year-to-date 2020 compared to the corresponding periods in 2019 was primarily due to warmer-than-normal weather conditions and tightening transportation spreads.
Change in Storage and Transportation Derivatives
Volatility in the natural gas market arises from a number of factors, such as weather fluctuations or changes in supply or demand for natural gas in different regions of the U.S. The volatility of natural gas commodity prices has a significant impact on Southern Company Gas' customer rates, long-term competitive position against other energy sources, and the ability of wholesale gas services to capture value from locational and seasonal spreads. Forward storage or time spreads applicable to the locations of wholesale gas services' specific storage positions in 2020 resulted in storage derivative losses. Transportation and forward commodity derivative losses for the third quarter 2020 are a result of widening transportation spreads. Transportation and forward commodity derivative gains for year-to-date 2020 are primarily the result of narrowing transportation spreads due to supply constraints and increases in natural gas supply, which impacted forward prices at natural gas receipt and delivery points, primarily in the Northeast and Midwest regions.
Withdrawal Schedule and Physical Transportation Transactions
The expected natural gas withdrawals from storage and expected offset to prior hedge losses/gains associated with the transportation portfolio of wholesale gas services are presented in the following table, along with the net operating revenues expected at the time of withdrawal from storage and the physical flow of natural gas between contracted transportation receipt and delivery points. Wholesale gas services' expected net operating revenues exclude storage and transportation demand charges, as well as other variable fuel, withdrawal, receipt, and delivery charges, and exclude estimated profit sharing under asset management agreements. Further, the amounts that are realizable in future periods are based on the inventory withdrawal schedule, planned physical flow of natural gas between the transportation receipt and delivery points, and forward natural gas prices at September 30, 2020. A portion of wholesale gas services' storage inventory and transportation capacity is economically hedged with futures contracts, which results in the realization of substantially fixed net operating revenues.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Storage withdrawal schedule
	Total storage(a)	Expected net operating gains(b)	Physical transportation transactions – expected net operating losses(c)
	(in mmBtu in millions)	(in millions)	(in millions)
2020	10	$10	$(5)
2021 and thereafter	46	60	(64)
Total at September 30, 2020	56	$70	$(69)
(a)At September 30, 2020, the WACOG of wholesale gas services' expected natural gas withdrawals from storage was $1.72 per mmBtu.
(b)Represents expected operating gains from planned storage withdrawals associated with existing inventory positions and could change as wholesale gas services adjusts its daily injection and withdrawal plans in response to changes in future market conditions and forward NYMEX price fluctuations.
(c)Represents the transportation derivative gains and (losses) that will be settled during the period and the physical transportation transactions that offset the derivative gains and losses previously recognized.
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
For the third quarter and year-to-date 2020, net loss decreased $1 million, or 25%, and net income increased $5 million, or 9%, respectively, compared to the corresponding periods in 2019. These changes primarily relate to decreases in operating expenses.
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
In the third quarter 2020, net loss decreased $52 million compared to the corresponding period in 2019. This decrease primarily reflects a $99 million decrease in operating expenses primarily related to an impairment charge in 2019 related to a natural gas storage facility in Louisiana, partially offset by a $42 million increase in income taxes associated with changes in state apportionment rates in 2019 and the reversal of a related federal income tax valuation allowance in connection with the sale of Triton in 2019.
For year-to-date 2020, net loss decreased $47 million compared to the corresponding period in 2019. This decrease includes a $98 million decrease in operating expenses primarily related to an impairment charge in 2019 related to a natural gas storage facility in Louisiana and a $6 million increase in earnings from equity method investments primarily due to a pre-tax loss on the sale of Triton in 2019, partially offset by a $48 million increase in income taxes associated with changes in state apportionment rates in 2019 and the reversal of a related federal income tax valuation allowance in connection with the sale of Triton in 2019, a $3 million decrease in other income (expenses), and a $5 million increase in interest expense, net of amounts capitalized.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Segment Reconciliations
Reconciliations of operating income to adjusted operating margin for the third quarter and year-to-date 2020 and 2019 are reflected in the following tables. See Note (L) to the Condensed Financial Statements herein for additional information.

	Third Quarter 2020
	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services	Gas Marketing Services	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$95	$5	$(62)	$(6)	$(3)	$—	$29
Other operating expenses(a)	327	3	11	27	11	(2)	377
Revenue tax expense(b)	(10)	—	—	—	—	—	(10)
Adjusted Operating Margin	$412	$8	$(51)	$21	$8	$(2)	$396

	Third Quarter 2019
	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services	Gas Marketing Services	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$82	$5	$(14)	$(7)	$(101)	$—	$(35)
Other operating expenses(a)	303	3	11	28	110	(1)	454
Revenue tax expense(b)	(9)	—	—	—	—	—	(9)
Adjusted Operating Margin	$376	$8	$(3)	$21	$9	$(1)	$410

	Year-to-Date 2020
	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services	Gas Marketing Services	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$477	$15	$(59)	$78	$(21)	$—	$490
Other operating expenses(a)	1,048	9	39	85	42	(5)	1,218
Revenue tax expense(b)	(77)	—	—	—	—	—	(77)
Adjusted Operating Margin	$1,448	$24	$(20)	$163	$21	$(5)	$1,631

	Year-to-Date 2019
	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services	Gas Marketing Services	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$399	$15	$82	$73	$(118)	$—	$451
Other operating expenses(a)	980	9	40	90	140	(5)	1,254
Revenue tax expense(b)	(85)	—	—	—	—	—	(85)
Adjusted Operating Margin	$1,294	$24	$122	$163	$22	$(5)	$1,620
(a)Includes other operations and maintenance, depreciation and amortization, taxes other than income taxes, and impairment charges.
(b)Nicor Gas' revenue tax expenses, which are passed through directly to customers.

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
Global and U.S. economic conditions have been significantly affected by a series of demand and supply shocks that have caused a global and national economic recession. Most prominently, the COVID-19 pandemic has negatively impacted global supply chains and global demand for goods and services and public policy responses of social distancing and closing non-essential businesses have further restricted economic activity. The drivers, speed, and depth of this economic contraction are unprecedented and have reduced energy demand across the Southern Company system's service territory, primarily in the commercial and industrial classes. The negative impacts, which started in late-March 2020, of the COVID-19 pandemic and related recession on the Southern Company system's retail electric sales began to improve in the middle of May 2020; however, retail electric revenues have declined slightly compared to 2019. Recovery is expected to continue for the remainder of 2020 and into 2021, but responses to the COVID-19 pandemic by both customers and governments could significantly affect the pace of recovery. The ultimate extent of the negative impact on revenues depends on the depth and duration of the economic contraction in the Southern Company system's service territory and cannot be determined at this time. See RESULTS OF OPERATIONS herein for information on COVID-19-related impacts on energy demand in the Southern Company system's service territory during the first nine months of 2020.
The traditional electric operating companies have established installment payment plans to allow customers to repay over a period of time past due accounts resulting from the COVID-19 pandemic. See "Regulatory Matters" herein for additional information on the status of disconnections and the deferral of costs resulting from the COVID-19 pandemic at Georgia Power, Mississippi Power, and the natural gas distribution utilities. The ultimate outcome of these matters cannot be determined at this time.
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
Alabama Power
On August 31, 2020, Alabama Power completed the Autauga Combined Cycle Acquisition. See "Regulatory Matters – Alabama Power" herein and Note (K) to the Condensed Financial Statements under "Alabama Power" herein for additional information.
Southern Power
On January 17, 2020, Southern Power completed the sale of its equity interests in Plant Mankato (including the 385-MW expansion unit completed in May 2019) to a subsidiary of Xcel for a purchase price of approximately $663 million, including final working capital adjustments. The sale resulted in a gain of approximately $39 million ($23 million after tax). Pre-tax income for Plant Mankato was immaterial for all periods presented.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
In March 2020, Southern Power entered into an agreement to acquire a controlling membership interest in an approximately 300-MW wind facility located in South Dakota. The acquisition is subject to FERC approval and certain other customary conditions to closing, including commercial operation of the facility, which is expected to occur in the first quarter 2021. The facility's output is contracted under two long-term PPAs. The ultimate outcome of this matter cannot be determined at this time.
On May 1, 2020, Southern Power purchased a controlling interest in the 56-MW Beech Ridge II wind facility located in Greenbrier County, West Virginia from Invenergy Renewables LLC. The facility's output is contracted under a 12-year PPA. See Note (K) to the Condensed Financial Statements herein for additional information.
Southern Power continues to evaluate and refine the deployment of the remaining wind turbine equipment purchased in 2016 and 2017 to development and construction projects. During the nine months ended September 30, 2020, certain wind turbine equipment was sold, resulting in an immaterial gain.
Southern Company Gas
On March 24, 2020, Southern Company Gas completed the sale of its interests in Pivotal LNG and Atlantic Coast Pipeline to Dominion Modular LNG Holdings, Inc. and Dominion Atlantic Coast Pipeline, LLC, respectively, with aggregate proceeds of $178 million, including working capital adjustments. The loss associated with the transactions was immaterial. Southern Company Gas also expects to receive payments in February 2021 and September 2021 of $5 million each contingent upon Dominion Modular LNG Holdings, Inc. meeting certain milestones related to Pivotal LNG. See Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
Environmental Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" in Item 7 and Note 3 to the financial statements under "Environmental Remediation" in Item 8 of the Form 10-K, as well as Note (C) to the Condensed Financial Statements under "Environmental Remediation" herein, for additional information.
Environmental Laws and Regulations
Water Quality
On October 13, 2020, the EPA published the final effluent limitations guidelines reconsideration rule, which extends the latest applicability date to comply with the generally applicable limits for both flue gas desulfurization wastewater and bottom ash transport water to December 31, 2025. The rule also provides exemptions for low utilization of electric generating units and permanent cessation of coal combustion. The impact of the final rule on the traditional electric operating companies and SEGCO will depend on the incorporation of these new requirements into each generating unit's National Pollutant Discharge Elimination System permit and the outcome of any legal challenges and cannot be determined at this time.
Coal Combustion Residuals
On August 28, 2020, the EPA published the final Part A CCR Rule that requires facilities to cease placement of both CCR and non-CCR waste in unlined surface impoundments as soon as technically feasible, but no later than April 11, 2021. The rule allows extensions beyond April 11, 2021, provided certain conditions are met. Impacts to the Southern Company system are expected to be limited, as the traditional electric operating companies and SEGCO stopped sending coal ash from most of their generating units to unlined ponds in April 2019 and expect to stop sending coal ash from the remaining generating units within the timeframes allowed in the rule.
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
During the third quarter 2020, Georgia Power completed an assessment of its plans to close the ash ponds at all of its generating plants in compliance with the CCR Rule and the related state rule. The related cost estimates were further refined, including updates to long-term post-closure care requirements, market pricing, and timing of future cash outlays. As a result, in September 2020, Georgia Power recorded an increase of approximately $411 million to its AROs related to the CCR Rule and the related state rule.
The traditional electric operating companies expect to continue updating their cost estimates and ARO liabilities periodically as additional information related to ash pond closure methodologies, schedules, and/or costs becomes available, and the changes could be material. Additionally, the closure designs and plans in the States of Alabama and Georgia are subject to approval by environmental regulatory agencies. Absent continued recovery of ARO costs through regulated rates, results of operations, cash flows, and financial condition for Southern Company and the traditional electric operating companies could be materially impacted. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under "Georgia Power – Integrated Resource Plan" for additional information. The ultimate outcome of these matters cannot be determined at this time. See Note 6 to the financial statements in Item 8 of the Form 10-K and Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein for additional information.
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
Petition for Certificate of Convenience and Necessity
On August 14, 2020, the Alabama PSC issued its order regarding Alabama Power's petition for a CCN, which authorized Alabama Power to (i) construct an approximately 720-MW combined cycle facility at Alabama Power's Plant Barry (Plant Barry Unit 8), which is expected to be placed in service by the end of 2023, (ii) complete the Autauga Combined Cycle Acquisition, which occurred on August 31, 2020, (iii) purchase approximately 240 MWs of combined cycle generation under a long-term PPA, which began on September 1, 2020, and (iv) pursue up to approximately 200 MWs of cost-effective demand-side management and distributed energy resource programs.
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
The Alabama PSC further directed that the proposed solar generation of approximately 400 MWs, coupled with battery energy storage systems (solar/battery systems), be evaluated under an existing Renewable Generation Certificate (RGC) issued by the Alabama PSC in September 2015. The contracts proposed in the CCN petition expired on July 31, 2020. Any future requests for solar/battery systems will be evaluated under the RGC process.
Energy Alabama, Gasp, Inc., and the Sierra Club filed petitions for reconsideration and rehearing with the Alabama PSC. Alabama PSC action on these petitions is expected by November 10, 2020. Upon issuance of a written order reflecting such action, affected parties would have 30 days to pursue an appeal through the State of Alabama court system.

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
Rate ECR
On August 7, 2020, the Alabama PSC issued an order authorizing Alabama Power to reduce its over-collected fuel balance by $100 million and return that amount to customers in the form of bill credits for the billing month of October 2020. Any portion of the $100 million undistributed following the bill credit process will remain in the Rate ECR regulatory liability for the benefit of customers.
Rate NDR
In the third quarter 2020, Alabama Power recorded $44 million against the NDR for damages incurred to its transmission and distribution facilities from Hurricane Sally. The NDR balance available for storm damages was $51 million as of September 30, 2020. If the balance falls below $50 million, a reserve establishment charge would be activated (and the ongoing reserve maintenance charge concurrently suspended) until the reserve balance reaches $75 million.
Georgia Power
Georgia Power's revenues from regulated retail operations are collected through various rate mechanisms subject to the oversight of the Georgia PSC. Georgia Power currently recovers its costs from the regulated retail business through an alternate rate plan, which includes traditional base tariffs, Demand-Side Management tariffs, the ECCR tariff, and Municipal Franchise Fee tariffs. In addition, financing costs on certified construction costs of Plant Vogtle Units 3 and 4 are being collected through the NCCR tariff and fuel costs are collected through a separate fuel cost recovery tariff.
Rate Plans
2019 ARP
In accordance with the terms of the 2019 ARP, on October 1, 2020, Georgia Power filed the following tariff adjustments to become effective January 1, 2021 pending approval by the Georgia PSC:
•increase traditional base tariffs by approximately $120 million;
•increase the ECCR tariff by approximately $2 million;
•decrease Demand-Side Management tariffs by approximately $15 million; and
•increase Municipal Franchise Fee tariffs by approximately $4 million.
The ultimate outcome of this matter cannot be determined at this time.
2013 ARP
In 2019, Georgia Power's retail ROE exceeded 12.00% and, under the modified sharing mechanism pursuant to the 2019 ARP, Georgia Power reduced regulatory assets by approximately $60 million and accrued refunds for retail customers of approximately $60 million. On September 1, 2020, the Georgia PSC authorized Georgia Power to issue customers bill credits prior to final review of the 2019 Annual Surveillance Report by the staff of the Georgia PSC. Georgia Power issued the bill credits in October 2020.
Deferral of Incremental COVID-19 Costs
On April 7, 2020 and June 2, 2020, in response to the COVID-19 pandemic, the Georgia PSC approved orders directing Georgia Power to continue its previous, voluntary suspension of customer disconnections through July 14, 2020 and to defer the resulting incremental bad debt as a regulatory asset. On June 16, 2020 and July 7, 2020, the Georgia PSC approved orders establishing a methodology for identifying incremental bad debt and allowing the

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
deferral of other incremental costs associated with the COVID-19 pandemic. The period over which such costs will be recovered is expected to be determined in Georgia Power's next base rate case. At September 30, 2020, the incremental costs deferred totaled approximately $38 million. The ultimate outcome of this matter cannot be determined at this time.
Integrated Resource Plan
On March 5, 2020, the Sierra Club filed a petition for judicial review in the Superior Court of Fulton County to appeal the Georgia PSC's decision in the 2019 ARP allowing Georgia Power to recover compliance costs for CCR AROs. Georgia Power intervened in the appeal on June 22, 2020. The ultimate outcome of this matter cannot be determined at this time.
Fuel Cost Recovery
On May 28, 2020, the Georgia PSC approved a stipulation agreement among Georgia Power, the staff of the Georgia PSC, and certain intervenors to lower total fuel billings by approximately $740 million over a two-year period effective June 1, 2020. In addition, Georgia Power further lowered fuel billings by approximately $44 million under an interim fuel rider effective June 1, 2020 through September 30, 2020. Georgia Power continues to be allowed to adjust its fuel cost recovery rates under an interim fuel rider prior to its next fuel case if the under or over recovered fuel balance exceeds $200 million. Georgia Power is scheduled to file its next fuel case no later than February 28, 2023.
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
Deferral of Incremental COVID-19 Costs
On April 14, 2020 and May 12, 2020, in order to mitigate the economic impact of the COVID-19 pandemic on customers, the Mississippi PSC approved orders directing Mississippi Power to continue its previous, voluntary suspension of customer disconnections through May 26, 2020 and to defer as a regulatory asset all necessary and reasonable incremental costs or expenses to plan, prepare, stage, or react to protect and keep safe its employees and customers, and to reliably operate its utility system during the COVID-19 pandemic. The period over which such costs will be recovered is expected to be determined in a future PEP filing. At September 30, 2020, the incremental costs deferred totaled approximately $2 million. The ultimate outcome of this matter cannot be determined at this time.
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
Deferral of Incremental COVID-19 Costs
Atlanta Gas Light
On April 30, 2020, in response to the COVID-19 pandemic, the Georgia PSC approved orders directing Atlanta Gas Light to continue its previous, voluntary suspension of customer disconnections. On June 22, 2020, the Georgia PSC ordered Atlanta Gas Light to resume customer disconnections beginning July 1, 2020, with exceptions for customers still covered by a shelter-in-place order. The orders provide the Marketers, including SouthStar, with a mechanism to receive credits from Atlanta Gas Light for the base rates it charged to the Marketers of non-paying customers during the suspension. Atlanta Gas Light expects to recover these credits through the annual revenue true-up process within its future GRAM filings, which would impact rates starting on January 1, 2022. The ultimate outcome of this matter cannot be determined at this time.
Nicor Gas
On March 18, 2020, in response to the COVID-19 pandemic, the Illinois Commission issued an order directing utilities to cease disconnections for non-payment and to suspend the imposition of late payment fees or penalties. In response to this order, on March 27, 2020, Nicor Gas and other utilities in Illinois filed their plans seeking cost recovery and providing more flexible credit and collection plans.
On June 18, 2020, the Illinois Commission approved a stipulation pursuant to which the utilities will provide more flexible credit and collection procedures to assist customers with financial hardship and which authorizes a special purpose rider for recovery of the following COVID-19 pandemic-related impacts: incremental costs directly associated with the COVID-19 pandemic, net of the offset for COVID-19 pandemic-related credits received, foregone late fees, foregone reconnection charges, and the costs associated with a bill payment assistance program. Nicor Gas resumed late payment fees on July 27, 2020 and, on October 1, 2020, began recovery of the COVID-19 pandemic-related impacts through the special purpose rider, which will continue over a 24-month period. In response to an Illinois Commission request, Nicor Gas will continue to voluntarily suspend residential customer disconnections for non-payment through March 31, 2021. At September 30, 2020, Nicor Gas' related regulatory asset was $13 million.
Virginia Natural Gas
In response to the COVID-19 pandemic, the Virginia Commission issued orders requiring Virginia Natural Gas to suspend disconnections beginning on March 16, 2020 and also to suspend late payment and reconnection fees beginning on April 9, 2020, both of which expired on October 5, 2020. On April 29, 2020, the Virginia Commission authorized Virginia Natural Gas to defer the following COVID-19 pandemic-related costs as a regulatory asset: incremental uncollectible expense incurred, suspended late fees, suspended reconnection charges, carrying costs, and other incremental prudently incurred costs associated with the COVID-19 pandemic. Specific recovery of the amounts deferred in a regulatory asset will be addressed in a future rate proceeding. At September 30, 2020, Virginia Natural Gas' related regulatory asset was $1 million. The ultimate outcome of this matter cannot be determined at this time.

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
Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4 by the expected in-service dates of November 2021 and November 2022, respectively, is as follows:

(in billions)
Base project capital cost forecast(a)(b)	$8.4
Construction contingency estimate	0.1
Total project capital cost forecast(a)(b)	8.5
Net investment as of September 30, 2020(b)	(6.9)
Remaining estimate to complete(a)	$1.6
(a)    Excludes financing costs expected to be capitalized through AFUDC of approximately $240 million, of which $71 million had been accrued through September 30, 2020.
(b)    Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.0 billion, of which $2.5 billion had been incurred through September 30, 2020.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of engineering support, commodity installation, system turnovers and related test results, and workforce statistics.
As of June 30, 2020, assignments of contingency exceeded the remaining balance of the $366 million construction contingency originally established in the second quarter 2018 by approximately $34 million. This contingency was used to address cost risks related to construction productivity, including the April 2020 reduction in workforce designed to mitigate impacts of the COVID-19 pandemic described below; craft labor incentives; adding resources for supervision, field support, project management, initial test program, start-up, and operations and engineering support; subcontracts; and procurement, among other factors. As a result of these factors, Georgia Power established $115 million of additional construction contingency as of June 30, 2020 for further potential risks including, among other factors, construction productivity and expected impacts of the COVID-19 pandemic; additional resources for supervision, field support, project management, initial test program, start-up, and operations and engineering support; subcontracts; and procurement.
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
During the third quarter 2020, approximately $5 million of the construction contingency established in the second quarter 2020 was assigned to the base capital cost forecast for cost risks primarily associated with construction productivity and field support.
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
In April 2020, Georgia Power, acting for itself and as agent for the other Vogtle Owners, announced a reduction in workforce at Plant Vogtle Units 3 and 4, which totaled approximately 20% of the then-existing site workforce. This reduction in workforce was a mitigation action intended to address the impact of the COVID-19 pandemic on the Plant Vogtle Units 3 and 4 workforce and construction site, including challenges with labor productivity that were exacerbated by the impact of the COVID-19 pandemic. The April 2020 workforce reduction was intended to provide operational efficiencies by increasing productivity of the remaining workforce and reducing workforce fatigue and absenteeism. Further, it was also intended to allow for increased social distancing by the workforce and facilitate compliance with the recommendations from the Centers for Disease Control and Prevention. The April 2020 workforce reduction did reduce absenteeism, providing an improvement in operational efficiency and allowing for increased social distancing. From the initial peak in April 2020, the number of active cases at the site declined significantly during May and early June, but began increasing again from mid-June through July, and continued to impact productivity levels and pace of activity completion. As a result of these factors, overall production improvements were not achieved at the levels anticipated, contributing to the June 30, 2020 allocation of, and increase in, construction contingency described above. Through mid-July 2020, Unit 3 mechanical, electrical, and subcontract activities continued to build a backlog to Southern Nuclear's February 2020 aggressive site work plan.
To address these issues, in July 2020, Southern Nuclear updated its aggressive site work plan for both Unit 3 and Unit 4. Through October 2020, the project has faced challenges in meeting the July 2020 aggressive site work plan targets including, but not limited to, overall construction and subcontractor labor productivity, which has resulted in a backlog of activities and completion percentages below the July 2020 aggressive site work plan targets. In addition, while the number of active COVID-19 cases at the site has declined since July 2020, the COVID-19 pandemic continues to impact productivity and the pace of activity completion. After considering these factors, Southern Nuclear has further extended milestone dates from the July 2020 aggressive site work plan. Achievement of these extended milestone dates depends on absenteeism rates continuing to normalize and overall construction productivity and production levels, including subcontractors, significantly improving and being sustained above pre-pandemic levels. In addition, appropriate levels of craft laborers, particularly electrical and pipefitter craft labor,

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
need to be added and maintained. Georgia Power still expects to achieve the regulatory-approved in-service dates of November 2021 and November 2022 for Plant Vogtle Units 3 and 4, respectively. Southern Nuclear and Georgia Power continue to believe that pursuit of an aggressive site work plan is an appropriate strategy to achieve completion of the units by their regulatory-approved in-service dates.
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
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the NRC. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the ITAAC documentation for each unit and the related reviews and approvals by the NRC necessary to support NRC authorization to load fuel, may arise, which may result in additional license amendments or require other resolution. As part of the aggressive site work plan, in January 2020, Southern Nuclear notified the NRC of its intent to load fuel in 2020. On June 15, 2020, the NRC rejected Nuclear Watch South's April 20, 2020 petition requesting a hearing and challenging the closure of certain ITAAC. On August 10, 2020, the Atomic Safety and Licensing Board rejected the Blue Ridge Environmental Defense League's (BREDL) May 11, 2020 petition challenging a license amendment request. The staff of the NRC has issued the requested amendment to the combined construction and operating license for Plant Vogtle Unit 3. BREDL appealed the Atomic Safety and Licensing Board decision to the NRC. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.
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
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. At September 30, 2020, Georgia Power had recovered approximately $2.5 billion of financing costs. Financing costs related to capital costs above $4.418 billion are being recognized through AFUDC and are expected to be recovered through retail rates over the life of Plant Vogtle Units 3 and 4; however, Georgia Power will not record AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery. On October 1, 2020, Georgia Power filed a request to decrease the NCCR tariff by $142 million annually, effective January 1, 2021, pending Georgia PSC approval.
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
In February 2018, Georgia Interfaith Power & Light, Inc. (GIPL) and Partnership for Southern Equity, Inc. (PSE) filed a petition appealing the Georgia PSC's January 11, 2018 order with the Fulton County Superior Court. In March 2018, Georgia Watch filed a similar appeal to the Fulton County Superior Court for judicial review of the Georgia PSC's decision and denial of Georgia Watch's motion for reconsideration. In December 2018, the Fulton County Superior Court granted Georgia Power's motion to dismiss the two appeals. In January 2019, GIPL, PSE, and Georgia Watch filed an appeal of this decision with the Georgia Court of Appeals. In October 2019, the Georgia Court of Appeals issued an opinion affirming the Fulton County Superior Court's ruling that the Georgia PSC's January 11, 2018 order was not a final, appealable decision. In addition, the Georgia Court of Appeals remanded the case to the Fulton County Superior Court to clarify its ruling as to whether the petitioners showed that review of the Georgia PSC's final order would not provide them an adequate remedy. On April 21, 2020, the Fulton County Superior Court granted Georgia Power's motion to dismiss the two appeals. The petitioners filed a notice of appeal of the dismissal on May 20, 2020, which was withdrawn on August 20, 2020. This matter is now concluded.
The Georgia PSC has approved 22 VCM reports covering the periods through December 31, 2019, including total construction capital costs incurred through that date of $7.4 billion (before $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds). Georgia Power filed its twenty-third VCM report with the Georgia PSC on August 31, 2020, which reflects the capital cost forecast discussed above and requests approval of $701 million of construction capital costs incurred from January 1, 2020 through June 30, 2020.
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
During the nine months ended September 30, 2020, Southern Power completed construction of and placed in service the Reading wind facility, continued construction of the Skookumchuck wind facility, and commenced construction of the Garland and Tranquillity battery energy storage facilities. Total aggregate construction costs, excluding acquisition costs, are expected to be between $475 million and $545 million for the facilities under construction. At September 30, 2020, total costs of construction incurred for these projects were $244 million and are included in CWIP. The ultimate outcome of these matters cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Expected COD	PPA Counterparties	PPA Contract Period
Projects Completed During the Nine Months Ended September 30, 2020
Reading(a)	Wind	200	Osage and Lyon Counties, KS	May 2020	Royal Caribbean Cruises LTD	12 years
Projects Under Construction as of September 30, 2020
Skookumchuck(b)	Wind	136	Lewis and Thurston Counties, WA	November 2020	Puget Sound Energy	20 years
Garland Solar Storage(c)	Battery energy storage system	88	Kern County, CA	Second quarter 2021	Southern California Edison	20 years
Tranquillity Solar Storage(c)	Battery energy storage system	72	Fresno County, CA	Second quarter 2021	Southern California Edison	20 years
(a)In 2018, Southern Power purchased 100% of the membership interests of the Reading facility pursuant to a joint development arrangement. At the time the facility was placed in service, Southern Power recorded an operating lease right-of-use asset and an operating lease liability, each in the amount of $24 million. In June 2020, Southern Power completed a tax equity transaction whereby it received $156 million and now owns 100% of the Class B membership interests.
(b)In October 2019, Southern Power purchased 100% of the membership interests of the Skookumchuck facility pursuant to a joint development arrangement. Southern Power expects to complete a tax equity transaction upon commercial operation and retain the Class B membership interests. Shortly after the completed tax equity transaction, Southern Power may sell a noncontrolling interest in these Class B membership interests to another partner. Southern Power would retain the controlling ownership interest in the facility. The ultimate outcome of these matters cannot be determined at this time.
(c)Prior to commercial operation, Southern Power may enter into one or more partnerships, in which case it would ultimately own less than 100% of the Class B membership interests, but would retain ownership of the controlling interest. The ultimate outcome of this matter cannot be determined at this time.
Southern Company Gas
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Construction Programs – Southern Company Gas" in Item 7 of the Form 10-K for additional information.
Infrastructure Replacement Programs and Capital Projects
In addition to capital expenditures recovered through base rates by each of the natural gas distribution utilities, Nicor Gas and Virginia Natural Gas have separate rate riders that provide timely recovery of capital expenditures for specific infrastructure replacement programs. Infrastructure expenditures incurred under these programs in the first nine months of 2020 were as follows:

Utility	Program	Year-to-Date 2020
		(in millions)
Nicor Gas	Investing in Illinois	$294
Virginia Natural Gas	Steps to Advance Virginia's Energy (SAVE)	37
Total		$331
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
On March 20, 2020 and April 9, 2020, the Treasury Department and the Internal Revenue Service issued Notices 2020-18 and 2020-23, respectively, providing relief to taxpayers by postponing to July 15, 2020 a variety of tax form filings and payment obligations that were due before July 15, 2020. Associated interest, additions to tax, and penalties for late filing or late payment were also suspended until July 16, 2020. These provisions had a modest positive impact on the Registrants' liquidity. However, Southern Power's expected utilization of tax credits in the first half of 2020 was delayed until July 15, 2020.
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
Southern Company
In January 2017, a securities class action complaint was filed in the U.S. District Court for the Northern District of Georgia by Monroe County Employees' Retirement System on behalf of all persons who purchased shares of Southern Company's common stock between April 25, 2012 and October 29, 2013. The complaint names as defendants Southern Company, certain of its current and former officers, and certain former Mississippi Power officers and alleges that the defendants made materially false and misleading statements regarding the Kemper County energy facility in violation of certain provisions under the Securities Exchange Act of 1934, as amended. The complaint seeks, among other things, compensatory damages and litigation costs and attorneys' fees. In 2017, the plaintiffs filed an amended complaint that provided additional detail about their claims, increased the purported class period by one day, and added certain other former Mississippi Power officers as defendants. Also in 2017, the defendants filed a motion to dismiss the plaintiffs' amended complaint with prejudice, to which the plaintiffs filed an opposition. In 2018, the court issued an order dismissing certain claims against certain officers of Southern Company and Mississippi Power and dismissing the allegations related to a number of the statements that plaintiffs challenged as being false or misleading. In 2018, the court denied the defendants' motion for reconsideration and also denied a motion to certify the issue for interlocutory appeal. In the third quarter 2019, the court certified the plaintiffs' proposed class and the defendants filed a petition for interlocutory appeal of the class certification order with the U.S. Court of Appeals for the Eleventh Circuit. In December 2019, the U.S. District Court for the Northern District of Georgia entered an order staying all deadlines in the case pending mediation. The stay automatically expired on March 31, 2020; however, in light of the COVID-19 pandemic, the U.S. District Court for the Northern District of Georgia vacated all existing discovery deadlines until June 15, 2020. On June 30, 2020, the court entered a revised scheduling order, which resumed discovery and set out remaining case deadlines. On August 15, 2020, the parties reached a settlement. On September 8, 2020, the plaintiffs filed a stipulation of settlement and motion for preliminary approval to resolve the case on a class-wide basis, which the court granted on October 1, 2020. The settlement amount will be paid entirely through existing insurance policies and is not expected to have a material impact on Southern Company's financial statements.
In February 2017, Jean Vineyard and Judy Mesirov each filed a shareholder derivative lawsuit in the U.S. District Court for the Northern District of Georgia. Each of these lawsuits names as defendants Southern Company, certain of its directors, certain of its current and former officers, and certain former Mississippi Power officers. In 2017, these two shareholder derivative lawsuits were consolidated in the U.S. District Court for the Northern District of Georgia. The complaints allege that the defendants caused Southern Company to make false or misleading statements regarding the Kemper County energy facility cost and schedule. Further, the complaints allege that the defendants were unjustly enriched and caused the waste of corporate assets and also allege that the individual defendants violated their fiduciary duties. Each plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and, on each plaintiff's own behalf, attorneys' fees and costs in bringing the lawsuit. Each plaintiff also seeks certain changes to Southern Company's corporate governance and internal processes. In 2018, the court entered an order staying this lawsuit until 30 days after the resolution of any dispositive motions or any settlement, whichever is earlier, in the securities class action. On September 25, 2020, the plaintiffs filed a status report noting the settlement of the securities class action and informing the court that the parties have scheduled mediation of this case later in the fourth quarter 2020.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
In May 2017, Helen E. Piper Survivor's Trust filed a shareholder derivative lawsuit in the Superior Court of Gwinnett County, Georgia that names as defendants Southern Company, certain of its directors, certain of its current and former officers, and certain former Mississippi Power officers. The complaint alleges that the individual defendants, among other things, breached their fiduciary duties in connection with schedule delays and cost overruns associated with the construction of the Kemper County energy facility. The complaint further alleges that the individual defendants authorized or failed to correct false and misleading statements regarding the Kemper County energy facility schedule and cost and failed to implement necessary internal controls to prevent harm to Southern Company. The plaintiff seeks to recover, on behalf of Southern Company, unspecified actual damages and disgorgement of profits and, on its behalf, attorneys' fees and costs in bringing the lawsuit. The plaintiff also seeks certain unspecified changes to Southern Company's corporate governance and internal processes. In 2018, the court entered an order staying this lawsuit until 30 days after the resolution of any dispositive motions or any settlement, whichever is earlier, in the securities class action. In August 2019, the court granted a motion filed by the plaintiff in July 2019 to substitute a new named plaintiff, Martin J. Kobuck, in place of Helen E. Piper Survivor's Trust. On September 30, 2020, the plaintiffs filed a status report noting the settlement of the securities class action and informing the court that the parties have scheduled mediation of this case later in the fourth quarter 2020.
Georgia Power
In 2011, plaintiffs filed a putative class action against Georgia Power in the Superior Court of Fulton County, Georgia alleging that Georgia Power's collection in rates of amounts for municipal franchise fees (which fees are paid to municipalities) exceeded the amounts allowed in orders of the Georgia PSC and alleging certain state law claims. This case has been ruled upon and appealed numerous times over the last several years. In one recent appeal, the Georgia Supreme Court remanded the case and noted that the trial court could refer the matter to the Georgia PSC to interpret its tariffs. Following a motion by Georgia Power, in February 2019, the Superior Court of Fulton County ordered the parties to submit petitions to the Georgia PSC for a declaratory ruling and also conditionally certified the proposed class. In March 2019, Georgia Power and the plaintiffs filed petitions with the Georgia PSC seeking confirmation of the proper application of the municipal franchise fee schedule pursuant to the Georgia PSC's orders. Also in March 2019, Georgia Power appealed the class certification decision to the Georgia Court of Appeals. In October 2019, the Georgia PSC issued an order that found Georgia Power has appropriately implemented the municipal franchise fee schedule. On March 11, 2020, the Georgia Court of Appeals vacated the Superior Court of Fulton County's February 2019 order granting conditional class certification. The Court of Appeals remanded the case to the Superior Court of Fulton County for further proceedings. In September 2020, the plaintiffs and Georgia Power each filed motions for summary judgment on all claims and the plaintiffs renewed their motion for class certification. The amount of any possible losses cannot be calculated at this time because, among other factors, it is unknown whether a class will be certified, the ultimate composition of any class, and whether any losses would be subject to recovery from any municipalities.
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
Mississippi Power
In May 2018, Southern Company and Mississippi Power received a notice of dispute and arbitration demand filed by Martin Product Sales, LLC (Martin) based on two agreements, both related to Kemper IGCC byproducts for which Mississippi Power provided termination notices in 2017. Martin alleges breach of contract, breach of good faith and fair dealing, fraud and misrepresentation, and civil conspiracy and makes a claim for damages in the amount of approximately $143 million, as well as additional unspecified damages, attorney's fees, costs, and interest. A portion of the claim for damages was on behalf of Martin Transport, Inc. (Martin Transport), an affiliate of Martin. In May 2019, the arbitration panel denied Mississippi Power's and Southern Company's motions to dismiss. In September 2019, Martin Transport filed a separate complaint against Mississippi Power in the Circuit Court of Kemper County, Mississippi alleging claims of fraud, negligent misrepresentation, promissory estoppel,

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
and equitable estoppel, each arising out of the same alleged facts and circumstances that underlie Martin's arbitration demand. Martin Transport seeks compensatory damages of $5 million and punitive damages of $50 million. In November 2019, Martin Transport's claim was combined with the Martin arbitration case and the separate court case was dismissed. In December 2019, Southern Company and Mississippi Power each filed motions for summary judgment on all claims. On February 17, 2020, the arbitration panel granted Southern Company's motion and dismissed Southern Company from the arbitration. On March 12, 2020, the arbitration panel denied Mississippi Power's motions for summary judgment. During the third quarter 2020, the plaintiffs reduced their claim for damages to approximately $76 million. On October 12, 2020, the arbitration panel issued a unanimous award in favor of Mississippi Power on all claims. This matter is now concluded.
In November 2018, Ray C. Turnage and 10 other individual plaintiffs filed a putative class action complaint against Mississippi Power and the three then-serving members of the Mississippi PSC in the U.S. District Court for the Southern District of Mississippi. Mississippi Power received Mississippi PSC approval in 2013 to charge a mirror CWIP rate premised upon including in its rate base pre-construction and construction costs for the Kemper IGCC prior to placing the Kemper IGCC into service. The Mississippi Supreme Court reversed that approval and ordered Mississippi Power to refund the amounts paid by customers under the previously-approved mirror CWIP rate. The plaintiffs allege that the initial approval process, and the amount approved, were improper. They also allege that Mississippi Power underpaid customers by up to $23.5 million in the refund process by applying an incorrect interest rate. The plaintiffs seek to recover, on behalf of themselves and their putative class, actual damages, punitive damages, pre-judgment interest, post-judgment interest, attorney's fees, and costs. In response to Mississippi Power and the Mississippi PSC each filing a motion to dismiss, the plaintiffs filed an amended complaint in March 2019. The amended complaint included four additional plaintiffs and additional claims for gross negligence, reckless conduct, and intentional wrongdoing. Mississippi Power and the Mississippi PSC have each filed a motion to dismiss the amended complaint. On March 27, 2020, the Mississippi PSC's motion to dismiss was granted. Also on March 27, 2020, the plaintiffs filed a motion seeking to name the new members of the Mississippi PSC, the Mississippi Development Authority, and Southern Company as additional defendants and add a cause of action against all defendants based on a dormant commerce clause theory under the U.S. Constitution. On April 9, 2020 and April 10, 2020, Mississippi Power and the Mississippi PSC, respectively, filed responses opposing the motion for leave to file a second amended complaint. On May 26, 2020, the court granted Mississippi Power's motion to dismiss the first amended complaint filed in 2019. On July 6, 2020, the plaintiffs filed a motion for revision of the court's decision. The plaintiffs' motion for leave to file a second amended complaint also remains pending before the court. On July 28, 2020, the plaintiffs filed a motion for leave to file a third amended complaint, which includes the same federal claims as the proposed second amended complaint, as well as several additional state law claims based on the allegation that Mississippi Power failed to disclose the annual percentage rate of interest applicable to refunds. An adverse outcome in this proceeding could have a material impact on Mississippi Power's financial statements.
See Note 2 to the financial statements under "Mississippi Power – Kemper County Energy Facility" in Item 8 of the Form 10-K for additional information.
Other Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters" in Item 7 of the Form 10-K for additional information.
Southern Company
See Notes 1 and 3 under "Leveraged Leases" and "Other Matters – Southern Company," respectively, in Item 8 of the Form 10-K for discussion of challenges associated with a leveraged lease agreement with a subsidiary of Southern Holdings. While all required lease payments through September 30, 2020 have been paid in full, the operational and remarketing risks and the resulting cash liquidity challenges persist and significant concerns continue regarding the lessee's ability to make the remaining required semi-annual lease payments to the Southern Holdings subsidiary through the term of the lease.

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
If any future lease payment due prior to the expiration of the associated PPA is not paid in full, the Southern Holdings subsidiary may be unable to make its corresponding payment to the holders of the underlying non-recourse debt related to the generation assets. Failure to make the required payment to the debtholders could represent an event of default that would give the debtholders the right to foreclose on, and take ownership of, the generation assets, in effect terminating the lease. As the remaining amount of the lease investment was charged against earnings in the second quarter 2020, termination would not be expected to result in additional charges. Southern Company will continue to monitor the operational performance of the underlying assets and evaluate the ability of the lessee to continue to make the required lease payments and meet its obligations associated with a future closure or retirement of the generation assets and associated properties, including the dry ash landfill.
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
For year-to-date 2020, Mississippi Power recorded pre-tax (and after-tax) charges to income totaling $2 million primarily associated with abandonment and related closure costs and ongoing period costs, net of salvage proceeds, for the mine and gasifier-related assets at the Kemper County energy facility. Dismantlement of the abandoned gasifier-related assets and site restoration activities are expected to be completed in 2025. The additional pre-tax period costs associated with dismantlement and site restoration activities, including related costs for compliance and safety, ARO accretion, and property taxes, net of salvage, are estimated to total $3 million for the remainder of 2020 and $10 million to $15 million annually for 2021 through 2025.
In December 2019, Mississippi Power transferred ownership of the CO2 pipeline to an unrelated gas pipeline company, with no resulting impact on income. In conjunction with the transfer of the CO2 pipeline, the parties agreed to enter into a 15-year firm transportation agreement, which is expected to be signed by the end of 2020, providing for the conversion by the pipeline company of the CO2 pipeline to a natural gas pipeline to be used for the delivery of natural gas to Plant Ratcliffe. The agreement is expected to be treated as a finance lease for accounting purposes upon commencement.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
On September 3, 2020, Mississippi Power and Southern Company executed an agreement with the DOE completing Mississippi Power's request for property closeout certification under the contract related to the DOE grants received for the Kemper County energy facility, which enables Mississippi Power to proceed with full dismantlement of the abandoned gasifier-related assets and site restoration activities. The execution of the agreement had no material impact on Mississippi Power's financial statements. In connection with the DOE closeout discussions, in April 2019, the Civil Division of the Department of Justice informed Southern Company and Mississippi Power of an investigation related to the $387 million of DOE grants received. The ultimate outcome of this matter cannot be determined at this time; however, it could have a material impact on Southern Company's and Mississippi Power's financial statements.
Plant Daniel
In conjunction with Southern Company's sale of Gulf Power, Mississippi Power and Gulf Power agreed to seek a restructuring of their 50% undivided ownership interests in Plant Daniel such that each of them would, after the restructuring, own 100% of a generating unit. On April 24, 2020, Mississippi Power and Gulf Power amended the terms of the agreement to extend the deadline from May 1, 2020 to August 1, 2020 for Mississippi Power to notify Gulf Power of which generating unit it has selected for 100% ownership. The parties agreed not to select a specific unit by August 1, 2020 and are continuing negotiations on a mutually acceptable revised operating agreement. The impacts of operating the units on an individual basis continue to be evaluated by Mississippi Power and any transfer of ownership would be subject to approval by the FERC and the Mississippi PSC. The ultimate outcome of this matter cannot be determined at this time.
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
In the second quarter 2018, Georgia Power revised its base capital cost forecast and contingency to complete construction and start-up of Plant Vogtle Units 3 and 4 to $8.0 billion and $0.4 billion, respectively, for a total project capital cost forecast of $8.4 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds). Through the second quarter 2020, assignments of construction contingency to the base capital cost forecast exceeded the amount originally established in the second quarter 2018 by approximately $34 million. As a result, Georgia Power established $115 million of additional construction contingency as of June 30, 2020.
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
In July 2020, Southern Nuclear updated its aggressive site work plan for both Unit 3 and Unit 4. In October 2020, Southern Nuclear further extended milestone dates from the July 2020 aggressive site work plan. Achievement of these extended milestone dates depends on absenteeism rates continuing to normalize and overall construction productivity and production levels, including subcontractors, significantly improving and being sustained above

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
pre-pandemic levels. In addition, appropriate levels of craft laborers, particularly electrical and pipefitter craft labor, need to be added and maintained. Georgia Power still expects to achieve the regulatory-approved in-service dates of November 2021 and November 2022 for Plant Vogtle Units 3 and 4, respectively. The continuing effects of the COVID-19 pandemic and other factors could further disrupt or delay construction, testing, supervisory, and support activities at Plant Vogtle Units 3 and 4.
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
The Registrants currently reference LIBOR for certain debt and hedging arrangements. Contract language has been, or is expected to be, incorporated into each of these agreements to address the transition to an alternative rate for agreements that will be in place at the transition date. While existing effective hedging relationships are expected to continue, the Registrants will continue to evaluate the provisions of ASU 2020–04 and the impacts of transitioning to an alternative rate. The ultimate outcome of the transition cannot be determined at this time, but is not expected to have a material impact on the Registrants' financial statements. See FINANCIAL CONDITION AND LIQUIDITY – "Financing Activities" herein and Note (J) to the Condensed Financial Statements under "Interest Rate Derivatives" herein for additional information.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" in Item 7 of the Form 10-K for additional information. The financial condition of each Registrant remained stable at September 30, 2020. The Registrants have maintained adequate access to capital throughout 2020, including through a period of volatility in the short-term financial markets during the first quarter. As a precautionary measure, in the first quarter 2020, Southern Company, Georgia Power, Mississippi Power, and Southern Company Gas increased their outstanding short-term debt while also increasing cash and cash equivalents by taking actions such as entering into new bank term loans, entering into and funding new committed and uncommitted credit facilities, and funding existing uncommitted credit facilities. During the third quarter 2020, most of these additional borrowings were repaid. No material changes occurred in the terms of the applicable Registrants' bank credit arrangements or their interest expense on short-term debt as a result of these actions.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
At the end of the third quarter 2020, the market price of Southern Company's common stock was $54.22 per share (based on the closing price as reported on the NYSE) and the book value was $26.78 per share, representing a market-to-book ratio of 202%, compared to $63.70, $26.11, and 244%, respectively, at the end of 2019. Southern Company's common stock dividend for the third quarter 2020 was $0.64 per share compared to $0.62 per share in the third quarter 2019.
Analysis of Cash Flows
Net cash flows provided from (used for) operating, investing, and financing activities for the nine months ended September 30, 2020 and 2019 are presented in the following table:

Net cash provided from (used for):	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Nine Months Ended September 30, 2020
Operating activities	$5,220	$1,229	$2,125	$186	$774	$1,122
Investing activities	(4,892)	(1,591)	(2,526)	(200)	424	(973)
Financing activities	1,077	505	867	(214)	(1,060)	(37)

Nine Months Ended September 30, 2019
Operating activities	$4,881	$1,471	$2,365	$242	$1,221	$1,049
Investing activities	(1,073)	(1,439)	(2,793)	(198)	36	(989)
Financing activities	(2,392)	992	765	(69)	(1,070)	(68)
Fluctuations in cash flows from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Southern Company
Net cash provided from operating activities increased $0.3 billion for the nine months ended September 30, 2020 as compared to the corresponding period in 2019 primarily due to the timing of vendor payments as well as lower income tax payments, partially offset by the timing of receivable collections and customer bill credits issued in 2020 by Alabama Power and Georgia Power. See Note 2 to the financial statements under "Alabama Power" and "Georgia Power" in Item 8 of the Form 10-K for additional information.
The net cash used for investing activities for the nine months ended September 30, 2020 was primarily due to the Subsidiary Registrants' construction programs, partially offset by proceeds from the sale transactions described in Note (K) to the Condensed Financial Statements herein.
The net cash provided from financing activities for the nine months ended September 30, 2020 was primarily due to net issuances of long-term debt, partially offset by common stock dividend payments and net repayments of short-term bank debt and commercial paper.
Alabama Power
Net cash provided from operating activities decreased $242 million for the nine months ended September 30, 2020 as compared to the corresponding period in 2019 primarily due to payments related to ARO settlements, purchases of materials and supplies, and Rate RSE customer refunds. See Note 2 to the financial statements under "Alabama Power – Rate RSE" in Item 8 of the Form 10-K and Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The net cash used for investing activities for the nine months ended September 30, 2020 was primarily due to gross property additions.
The net cash provided from financing activities for the nine months ended September 30, 2020 was primarily due to capital contributions from Southern Company and a long-term debt issuance, partially offset by common stock dividend payments.
Georgia Power
Net cash provided from operating activities decreased $240 million for the nine months ended September 30, 2020 as compared to the corresponding period in 2019 primarily due to higher income tax payments and customer bill credits issued in 2020 associated with Tax Reform and 2018 earnings in excess of the allowed retail ROE range, partially offset by the timing of vendor payments. See Note 2 to the financial statements under "Georgia Power – Rate Plans" in Item 8 of the Form 10-K for additional information.
The net cash used for investing activities for the nine months ended September 30, 2020 was primarily due to gross property additions, including approximately $1.0 billion related to the construction of Plant Vogtle Units 3 and 4. See FUTURE EARNINGS POTENTIAL – "Construction Programs – Nuclear Construction" herein for additional information on construction of Plant Vogtle Units 3 and 4.
The net cash provided from financing activities for the nine months ended September 30, 2020 was primarily due to capital contributions from Southern Company, net issuances of senior notes, and borrowings from the FFB for construction of Plant Vogtle Units 3 and 4, partially offset by common stock dividend payments and net repayment of short-term borrowings.
Mississippi Power
Net cash provided from operating activities decreased $56 million for the nine months ended September 30, 2020 as compared to the corresponding period in 2019 primarily due to the timing of vendor payments, decreased fuel cost recovery, and higher income tax payments.
The net cash used for investing activities for the nine months ended September 30, 2020 was primarily due to gross property additions.
The net cash used for financing activities for the nine months ended September 30, 2020 was primarily due to the repayment of senior notes at maturity, redemption of pollution control revenue bonds, and repayment of short-term borrowings, partially offset by debt issuances and capital contributions from Southern Company.
Southern Power
Net cash provided from operating activities decreased $447 million for the nine months ended September 30, 2020 as compared to the corresponding period in 2019 primarily due to a reduction in the utilization of tax credits in 2020.
The net cash provided from investing activities for the nine months ended September 30, 2020 was primarily due to proceeds from the disposition of Plant Mankato, partially offset by the acquisition of the Beech Ridge II wind facility and ongoing construction activities. See Note (K) to the Condensed Financial Statement under "Southern Power" herein for additional information.
The net cash used for financing activities for the nine months ended September 30, 2020 was primarily due to net repayments of short-term bank debt and commercial paper, the repayment of senior notes at maturity, distributions to non-controlling interests, and common stock dividend payments, partially offset by contributions from non-controlling interests.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Company Gas
Net cash provided from operating activities increased $73 million for the nine months ended September 30, 2020 as compared to the corresponding period in 2019 primarily due to the timing of vendor payments, partially offset by the timing of customer receivable collections.
The net cash used for investing activities for the nine months ended September 30, 2020 was primarily due to construction of transportation and distribution assets recovered through base rates and infrastructure investments recovered through replacement programs at gas distribution operations and capital contributed to equity method investments, partially offset by proceeds from the sale of interests in Pivotal LNG and Atlantic Coast Pipeline. See Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
The net cash used for financing activities for the nine months ended September 30, 2020 was primarily due to net repayments of short-term borrowings and common stock dividend payments, partially offset by debt issuances and capital contributions from Southern Company.
Significant Balance Sheet Changes
Southern Company
Significant balance sheet changes for the nine months ended September 30, 2020 included:
•an increase of $5.2 billion in long-term debt (including amounts due within one year) related to new issuances;
•an increase of $3.3 billion in total property, plant, and equipment primarily related to the Subsidiary Registrants' construction programs;
•a decrease of $1.9 billion in notes payable related to net repayments of short-term bank debt and commercial paper;
•an increase of $1.4 billion in cash and cash equivalents primarily related to Southern Company's redemption of $1.0 billion of junior subordinated notes in October 2020;
•increases of $0.9 billion and $0.8 billion in AROs and regulatory assets associated with AROs, respectively, primarily related to cost estimate updates at Alabama Power and Georgia Power for ash pond facilities;
•a decrease of $0.8 billion in assets held for sale related to the completion of Southern Power's sale of Plant Mankato and Southern Company Gas' sale of its interests in Pivotal LNG and Atlantic Coast Pipeline; and
•an increase of $0.5 billion in accumulated deferred income taxes related to the utilization of tax credits in 2020.
See "Financing Activities" herein and Notes (A) and (K) to the Condensed Financial Statements herein for additional information.
Alabama Power
Significant balance sheet changes for the nine months ended September 30, 2020 included:
•an increase of $960 million in common stockholder's equity primarily due to capital contributions from Southern Company;
•an increase of $949 million in total property, plant, and equipment primarily related to the Autauga Combined Cycle Acquisition, construction of distribution and transmission facilities, and the installation of equipment to comply with environmental standards;
•an increase of $597 million in long-term debt (including securities due within one year) primarily due to an increase in outstanding senior notes; and
•increases of $456 million and $418 million in regulatory assets associated with AROs and AROs, respectively, primarily related to cost estimate updates for certain ash pond facilities.
See "Financing Activities – Alabama Power" herein and Notes (A) and (K) to the Condensed Financial Statements under "Asset Retirement Obligations" and "Alabama Power," respectively, herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Georgia Power
Significant balance sheet changes for the nine months ended September 30, 2020 included:
•an increase of $1.7 billion in total property, plant, and equipment primarily related to the construction of generation, transmission, and distribution facilities;
•an increase of $1.6 billion in common stockholder's equity primarily due to capital contributions from Southern Company;
•an increase of $1.0 billion in long-term debt (including securities due within one year) primarily due to a net increase in outstanding senior notes and borrowings from the FFB for construction of Plant Vogtle Units 3 and 4; and
•increases of $468 million and $397 million in AROs and regulatory assets associated with AROs, respectively, primarily due to cost estimate updates for ash pond closures.
See "Financing Activities – Georgia Power" herein and Notes (A) and (B) to the Condensed Financial Statements under "Asset Retirement Obligations" and "Georgia Power – Nuclear Construction," respectively, herein for additional information.
Mississippi Power
Significant balance sheet changes for the nine months ended September 30, 2020 included:
•a decrease of $228 million in cash and cash equivalents and a decrease of $187 million in long-term debt (including amounts due within one year) primarily related to the repayment of senior notes at maturity;
•an increase of $108 million in common stockholder's equity primarily from net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company; and
•a decrease of $53 million in deferred credits related to income taxes due to reclassifying certain amounts to other regulatory liabilities, current for the expected flowback of excess deferred income taxes.
See "Financing Activities – Mississippi Power" herein for additional information.
Southern Power
Significant balance sheet changes for the nine months ended September 30, 2020 included:
•a decrease of $618 million in assets held for sale (of which $17 million related to current assets) due to completion of the sale of Plant Mankato;
•a decrease of $549 million in notes payable due to net repayments of short-term bank debt and commercial paper;
•an increase of $330 million in property, plant, and equipment in service and a decrease of $180 million in construction work in progress primarily due to wind facilities acquired or placed in service;
•a decrease of $320 million in accumulated deferred income tax assets primarily related to the utilization of tax credits in 2020; and
•a decrease of $299 million in securities due within one year primarily related to the maturity of senior notes.
See FUTURE EARNINGS POTENTIAL – "Tax Matters" herein, "Financing Activities – Southern Power" herein, and Note (K) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Company Gas
Significant balance sheet changes for the nine months ended September 30, 2020 included:
•an increase of $789 million in total property, plant, and equipment primarily related to the construction of transportation and distribution assets recovered through base rates and infrastructure investments recovered through replacement programs;
•an increase of $616 million in long-term debt (including securities due within one year) due to the issuance of senior notes and mortgage bonds;
•a decrease of $500 million in notes payable due to net repayments of short-term borrowings;
•an increase of $179 million in common stockholder's equity primarily from net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•a decrease of $171 million in assets held for sale due to the completed sale of interests in Pivotal LNG and Atlantic Coast Pipeline;
•a decrease of $123 million in unbilled revenues due to seasonality;
•an increase of $111 million in cash and cash equivalents primarily from long-term debt issuance proceeds;
•a decrease of $109 million in customer accounts receivable due to the timing of collections; and
•decreases of $100 million and $81 million in energy marketing receivables and payables, respectively, due to lower natural gas prices and volumes of natural gas sold.
See "Financing Activities – Southern Company Gas" herein and Note (K) to the Condensed Financial Statements herein for additional information.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements" and "Contractual Obligations" in Item 7 of the Form 10-K for a description of the Registrants' capital requirements and contractual obligations. The following table provides the applicable Registrants' maturities and announced redemptions of long-term debt through September 30, 2021:

At September 30, 2020:	Southern Company	Alabama Power	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
Securities due within one year	$4,378	$496	$531	$525	$334
See "Sources of Capital" and "Financing Activities" herein for additional information.
In October 2020, Alabama Power's Board of Directors approved updates to its construction program that is currently estimated to total $1.9 billion for 2021, $1.8 billion for 2022, $1.7 billion for 2023, $1.6 billion for 2024, and $1.6 billion for 2025. These amounts include capital expenditures related to Plant Barry Unit 8 and contractual purchase commitments for nuclear fuel and capital expenditures covered under LTSAs. These amounts also include estimated capital expenditures to comply with environmental laws and regulations, but do not include any potential compliance costs associated with pending regulation of CO2 emissions from fossil fuel-fired electric generating units. Estimated capital expenditures to comply with environmental laws and regulations included in these amounts are approximately $83 million for 2021, $98 million for 2022, $86 million for 2023, $99 million for 2024, and $70 million for 2025. See FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Alabama Power" herein for information on Alabama Power's construction of Plant Barry Unit 8.
As a result of the second quarter 2020 increase in Alabama Power's AROs discussed herein under FUTURE EARNINGS POTENTIAL – "Environmental Matters," Alabama Power's costs through 2025 associated with closure and monitoring of ash ponds and landfills in accordance with the CCR Rule and the related state rule are currently estimated to be approximately $263 million for 2020, $247 million for 2021, $301 million for 2022, $330 million for 2023, $326 million for 2024, and $311 million for 2025. These costs are reflected in Alabama Power's

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
ARO liabilities and are based on closure-in-place for all of its ash ponds. These anticipated costs are likely to change, and could change materially, as assumptions and details pertaining to closure are refined and compliance activities continue. See FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" in Item 8 of the Form 10-K and Note (A) to the Condensed Financial Statements herein for additional information.
The construction program of Georgia Power includes Plant Vogtle Units 3 and 4, which includes components based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale and which may be subject to additional revised cost estimates during construction. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K, Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein, and Item 1A herein for information regarding Plant Vogtle Units 3 and 4 and additional factors that may impact construction expenditures.
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
The traditional electric operating companies and the natural gas distribution utilities have experienced a reduction in operating cash flows as a result of the temporary suspension of disconnections for non-payment by customers resulting from the COVID-19 pandemic and the related overall economic contraction. To date, this reduction of operating cash flows has not had a material impact on the liquidity of any of the Registrants, and, during the third quarter 2020, most of the temporary measures in place expired. The U.S. House of Representatives has passed the Heroes Act, which would prohibit creditors, including utilities, from collecting consumer debts that are or become past-due, imposing late fees, or disconnecting customers for nonpayment. If the Heroes Act becomes law, its restrictions would apply until 120 days after the end of the presidential declared emergency related to the COVID-19 pandemic. The ultimate extent of the negative impact on the Registrants' liquidity depends on resolution of the Heroes Act and the duration of the COVID-19 pandemic and cannot be determined at this time. See Note (B)

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
to the Condensed Financial Statements herein for information regarding suspended disconnections for non-payment by the traditional electric operating companies and the natural gas distribution utilities.
The amount, type, and timing of any financings in 2020, as well as in subsequent years, will be contingent on investment opportunities and the Registrants' capital requirements and will depend upon prevailing market conditions, regulatory approvals (for the Subsidiary Registrants), and other factors. See "Capital Requirements and Contractual Obligations" herein for additional information.
Southern Power utilizes tax equity partnerships as one of its financing sources, where the tax partner takes significantly all of the federal tax benefits. These tax equity partnerships are consolidated in Southern Power's financial statements and are accounted for using HLBV methodology to allocate partnership gains and losses. In June 2020, Southern Power obtained tax equity funding for the Reading wind project and received proceeds of $156 million. In addition, during the first nine months of 2020, Southern Power received tax equity funding totaling $16 million from existing partnerships. See Note 1 to the financial statements under "General" in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
By regulation, Nicor Gas is restricted, to the extent of its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At September 30, 2020, the amount of subsidiary retained earnings restricted to dividend totaled $1.1 billion. This restriction did not impact Southern Company Gas' ability to meet its cash obligations, nor does management expect such restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" in Item 7 of the Form 10-K for additional information.
The Registrants' current liabilities frequently exceed their current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. See "Financing Activities" herein for information on financing activities that occurred subsequent to September 30,
2020. The following table shows the amount by which current liabilities exceeded current assets at September 30, 2020 for the applicable Registrants:

At September 30, 2020	Southern Company	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Current liabilities in excess of current assets	$1,176	$612	$65	$286
The Registrants believe the need for working capital can be adequately met by utilizing operating cash flows, as well as commercial paper, lines of credit, and short-term bank notes, as market conditions permit. In addition, under certain circumstances, the Subsidiary Registrants may utilize equity contributions and/or loans from Southern Company.
Bank Credit Arrangements
At September 30, 2020, the Registrants' unused committed credit arrangements with banks were as follows:

At September 30, 2020	Southern Company parent	Alabama Power	Georgia Power	Mississippi Power	Southern Power(a)	Southern Company Gas(b)	SEGCO	Southern Company
	(in millions)
Unused committed credit	$1,999	$1,328	$1,728	$250	$591	$1,745	$30	$7,671
(a)At September 30, 2020, Southern Power also had two continuing letters of credit facilities for standby letters of credit, of which $63 million was unused. Southern Power's subsidiaries are not parties to its bank credit arrangement or to the letter of credit facilities.
(b)Includes $1.245 billion and $500 million at Southern Company Gas Capital and Nicor Gas, respectively.

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
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at September 30, 2020 was approximately $1.4 billion (comprised of approximately $854 million at Alabama Power, $550 million at Georgia Power, and $34 million at Mississippi Power). In addition, at September 30, 2020, Georgia Power had approximately $257 million of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months.
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

	Short-term Debt at September 30, 2020		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Southern Company	$171	0.9%	$958	1.2%	$1,272
Alabama Power	—	—	7	0.2	80
Georgia Power	—	—	347	1.4	465
Mississippi Power	—	—	1	0.2	10
Southern Power	—	—	19	0.3	114
Southern Company Gas:
Southern Company Gas Capital	$150	1.0%	$273	1.0%	$464
Nicor Gas	—	—	21	0.2	82
Southern Company Gas Total	$150	1.0%	$294	0.9%
(*)Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2020.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Financing Activities
The following table outlines the Registrants' long-term debt financing activities for the first nine months of 2020:

	Senior Notes		Revenue Bonds		Other Long-Term Debt
Company	Issuances	Maturities, Redemptions, and Repurchases	Issuances/ Remarketings	Maturities, Redemptions, and Repurchases	Issuances	Redemptions and Maturities(a)
	(in millions)
Southern Company parent	$1,000	$600	$—	$—	$3,000	$—
Alabama Power	600	—	87	87	—	—
Georgia Power	1,500	950	53	148	519	65
Mississippi Power	—	275	34	41	100	—
Southern Power	—	300	—	—	—	—
Southern Company Gas	500	—	—	—	150	—
Other	—	—	—	—	—	12
Elimination(b)	—	—	—	—	—	(6)
Southern Company	$3,600	$2,125	$174	$276	$3,769	$71
(a)Includes reductions in finance lease obligations resulting from cash payments under finance leases and, for Georgia Power, principal amortization payments for FFB borrowings.
(b)Represents reductions in affiliate finance lease obligations at Georgia Power, which are eliminated in Southern Company's consolidated financial statements.
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
Southern Company
During the first nine months of 2020, Southern Company issued approximately 3.0 million shares of common stock primarily through employee equity compensation plans and received proceeds of approximately $63 million.
In January 2020, Southern Company issued $1.0 billion aggregate principal amount of Series 2020A 4.95% Junior Subordinated Notes due January 30, 2080.
In March 2020, Southern Company borrowed $250 million pursuant to a short-term uncommitted bank credit arrangement, bearing interest at a rate agreed upon by Southern Company and the bank from time to time. In April 2020 and September 2020, Southern Company repaid $50 million and $200 million, respectively, of the $250 million borrowed.
Also in March 2020, Southern Company entered into a $75 million short-term floating rate bank loan bearing interest based on one-month LIBOR, which it repaid in September 2020.
In April 2020, Southern Company issued $1.0 billion aggregate principal amount of Series 2020A 3.70% Senior Notes due April 30, 2030.
In May 2020, Southern Company redeemed all $600 million aggregate principal amount of its Series 2015A 2.750% Senior Notes due June 15, 2020.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
In September 2020, Southern Company issued $1.25 billion aggregate principal amount of Series 2020B 4.00% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due January 15, 2051 and $750 million aggregate principal amount of Series 2020C 4.20% Junior Subordinated Notes due October 15, 2060.
Subsequent to September 30, 2020, Southern Company redeemed all of its $1.0 billion aggregate principal amount outstanding of Series 2015A 6.25% Junior Subordinated Notes due October 15, 2075.
Alabama Power
In March 2020, Alabama Power purchased and held approximately $87 million aggregate principal amount of The Industrial Development Board of the City of Mobile, Alabama Pollution Control Revenue Bonds (Alabama Power Company Plant Barry Project), Series 2007-A, which were remarketed to the public in June 2020.
In August 2020, Alabama Power issued $600 million aggregate principal amount of Series 2020A 1.45% Senior Notes due September 15, 2030.
Subsequent to September 30, 2020, Alabama Power repaid at maturity $250 million aggregate principal amount of its Series 2010A 3.375% Senior Notes.
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
Also in March 2020, Georgia Power borrowed $200 million pursuant to a $250 million short-term uncommitted bank credit arrangement, bearing interest at a rate agreed upon by Georgia Power and the bank from time to time. In April 2020, Georgia Power borrowed the remaining $50 million pursuant to this bank credit arrangement. In September 2020, Georgia Power repaid the full $250 million.
Also in March 2020, Georgia Power extended one of its $125 million short-term floating rate bank loans to a long-term term loan, which matures in June 2021.
In June 2020, Georgia Power extended its other $125 million short-term floating rate bank loan to mature in December 2020. In September 2020, Georgia Power repaid this $125 million bank loan.
Also in June 2020, Georgia Power made additional borrowings under the FFB Credit Facilities in an aggregate principal amount of $519 million at an interest rate of 1.652% through the final maturity date of February 20, 2044. The proceeds were used to reimburse Georgia Power for Eligible Project Costs relating to the construction of Plant Vogtle Units 3 and 4. During the nine months ended September 30, 2020, Georgia Power made principal amortization payments of $55 million under the FFB Credit Facilities. At September 30, 2020, the outstanding principal balance under the FFB Credit Facilities was $4.3 billion. See Note 8 to the financial statements under "Long-Term Debt – DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information.

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
Also in March 2020, Southern Company Gas Capital borrowed approximately $95 million pursuant to a short-term uncommitted bank credit arrangement, guaranteed by Southern Company Gas, bearing interest at a rate agreed upon by Southern Company Gas Capital and the bank from time to time. In August 2020, Southern Company Gas Capital repaid the outstanding balance.
In August 2020, Southern Company Gas Capital, as borrower, and Southern Company Gas, as guarantor, issued $500 million aggregate principal amount of Series 2020A 1.75% Senior Notes due January 15, 2031.
Also in August 2020, Nicor Gas issued $150 million aggregate principal amount of first mortgage bonds in a private placement and entered into an agreement to issue an additional $175 million aggregate principal amount of first mortgage bonds in November 2020.
Credit Rating Risk
At September 30, 2020, the Registrants did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The maximum potential collateral requirements under these contracts at September 30, 2020 were as follows:

Credit Ratings	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
At BBB and/or Baa2	$36	$1	$—	$—	$35	$—
At BBB- and/or Baa3	413	2	61	1	351	—
At BB+ and/or Ba1 or below	1,935	372	956	315	1,195	9
(*)Southern Power has PPAs that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPAs require credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade. Southern Power had $105 million of cash collateral posted related to PPA requirements at September 30, 2020.
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
On August 27, 2020, Moody's upgraded Mississippi Power's senior unsecured long-term debt rating to Baa1 from Baa2 and revised its rating outlook to stable from positive.
On September 25, 2020, Fitch upgraded Mississippi Power's senior unsecured long-term debt rating to A- from BBB+ and revised its rating outlook to stable from positive.
Also on September 25, 2020, Fitch revised the ratings outlook of Southern Company and its subsidiaries (excluding Georgia Power and Mississippi Power) to stable from negative.
Market Price Risk
Other than the Southern Company Gas items discussed below, there were no material changes to the Registrants' disclosures about market price risk during the third quarter 2020. For an in-depth discussion of Southern Company Gas' market price risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 of the Form 10-K. Also see "Overview" herein for information on volatility in the financial markets that has occurred at certain periods during 2020 resulting from the COVID-19 pandemic and Notes (I) and (J) to the Condensed Financial Statements herein for information relating to derivative instruments.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
For the periods presented below, the changes in net fair value of Southern Company Gas' derivative contracts were as follows:

	Third Quarter 2020	Third Quarter 2019	Year-to-Date 2020	Year-to-Date 2019
	(in millions)
Contracts outstanding at beginning of period, assets (liabilities), net	$26	$(90)	$72	$(167)
Contracts realized or otherwise settled	(8)	7	(107)	7
Current period changes(*)	—	(13)	53	64
Contracts outstanding at the end of period, assets (liabilities), net	$18	$(96)	$18	$(96)
Netting of cash collateral	70	166	70	166
Cash collateral and net fair value of contracts outstanding at end of period	$88	$70	$88	$70
(*)Current period changes also include the fair value of new contracts entered into during the period, if any.
The maturities of Southern Company Gas' derivative contracts at September 30, 2020 were as follows:

		Fair Value Measurements
		September 30, 2020
	Total Fair Value	Maturity
		Year 1	Years 2 & 3	Years 4 and thereafter
	(in millions)
Level 1(a)	$(33)	$(14)	$(35)	$16
Level 2(b)	9	6	1	2
Level 3(c)	42	—	11	31
Fair value of contracts outstanding at end of period(d)	$18	$(8)	$(23)	$49
(a)Valued using NYMEX futures prices.
(b)Valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.
(c)Valued using a combination of observable and unobservable inputs.
(d)Excludes cash collateral of $70 million.

    Table of Contents                                Index to Financial Statements
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the nine months ended September 30, 2020, there were no material changes to Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, and Southern Power's disclosures about market risk. For additional market risk disclosures relating to Southern Company Gas, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" herein. For an in-depth discussion of each Registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 of the Form 10-K and Note 1 to the financial statements under "Financial Instruments" and Notes 13 and 14 to the financial statements in Item 8 of the Form 10-K, as well as Notes (I) and (J) to the Condensed Financial Statements herein.
Item 4. Controls and Procedures.
(a)Evaluation of disclosure controls and procedures.
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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the third quarter 2020 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, or Southern Company Gas' internal control over financial reporting.
In July 2020, Southern Power implemented new financial accounting and reporting systems. As a result, there were certain changes to processes and procedures, which resulted in changes to Southern Power's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). These changes include automation of previously manual controls. These changes in internal controls were not made in response to an identified internal control deficiency.

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
COVID-19 has been declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention and has spread globally, including throughout the United States. In response, most jurisdictions, including in the United States, have instituted restrictions on travel, public gatherings, and non-essential business operations. While some jurisdictions, including some in the Southern Company system's service territory, have relaxed these restrictions, many of these restrictions remain and there is no guarantee restrictions will not be reimposed in the future. These restrictions have significantly disrupted economic activity in the service territories of the traditional electric operating companies and the natural gas distribution utilities and caused volatility in capital markets at certain periods during 2020. For example, retail electric revenues have declined slightly compared to 2019, as discussed further in RESULTS OF OPERATIONS – "Southern Company – Retail Electric Revenues" in Item 2 herein. In addition, the traditional electric operating companies and the natural gas distribution utilities temporarily suspended disconnections for non-payment by customers and waived late fees for certain periods. The U.S. House of Representatives has passed the Heroes Act, which would prohibit creditors, including utilities, from collecting consumer debts that are or become past-due, imposing late fees, or disconnecting customers for nonpayment. If the Heroes Act becomes law, its restrictions would apply until 120 days after the end of the presidential declared emergency related to the COVID-19 pandemic. The effects of the continued COVID-19 pandemic and related responses could include extended disruptions to supply chains and capital markets, further reduced labor availability and productivity, and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on the Registrants, including continued reduced demand for energy, particularly from commercial and industrial customers, reduced cash flows and liquidity, impairment of goodwill or long-lived assets, reductions in investments recorded at fair value, and further impairment of the ability of the Registrants to develop, construct, and operate facilities, including electric generation, transmission, and distribution assets, to perform necessary corporate and customer service functions, and to access funds from financial institutions and capital markets. In addition, the COVID-19 pandemic could cause delays or cancellations of regulatory proceedings.
Further, the effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Plant Vogtle Units 3 and 4. In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site, including worker distancing measures, isolating individuals who have tested positive for COVID-19, are showing symptoms consistent with COVID-19, are being tested for COVID-19, or have been in close contact with such persons, requiring self-quarantine, and adopting additional precautionary measures. In April 2020, Georgia Power announced a reduction in workforce at Plant Vogtle Units 3 and 4, which totaled approximately 20% of the then-existing site workforce. This reduction in workforce was a mitigation action intended to address the impact of the COVID-19 pandemic on the Plant Vogtle Units 3 and 4 workforce and construction site, including challenges with labor productivity that were exacerbated by the impact of the COVID-19 pandemic. The April 2020 workforce reduction was intended to provide operational efficiencies by increasing productivity of the remaining workforce and reducing workforce fatigue and absenteeism. Further, it was also intended to allow for increased social distancing by the workforce and facilitate compliance with the recommendations from the Centers for Disease Control and Prevention. The April 2020 workforce reduction did reduce absenteeism, providing an improvement in operational efficiency and allowing for increased social distancing. From the initial peak in April 2020, the number of active cases at the site declined significantly during May and early June, but began increasing again from mid-June

    Table of Contents                                Index to Financial Statements
through July. While the number of active cases at the site has declined since July 2020, the COVID-19 pandemic continues to impact productivity and the pace of activity completion. These factors contributed to the June 30, 2020 allocation of, and increase in, construction contingency described in Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein. Georgia Power's proportionate share of the estimated incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is currently estimated to be between $70 million and $115 million, which is included in the total project capital cost forecast and assumes (i) absenteeism rates continue to normalize and (ii) the intended productivity efficiencies and production targets assumed in Southern Nuclear's July 2020 aggressive site work plan are realized in the coming months. However, the ultimate impact of the COVID-19 pandemic on the construction schedule and budget for Plant Vogtle Units 3 and 4 cannot be determined at this time.
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
Ninth Supplemental Indenture to Junior Subordinated Note Indenture dated as of September 18, 2020, providing for the issuance of the Series 2020B 4.00% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due January 15, 2051. (Designated in Form 8-K dated September 15, 2020, File No. 1-3526, as Exhibit 4.4(a))

(a)2	-
Tenth Supplemental Indenture to Junior Subordinated Note Indenture dated as of September 18, 2020, providing for the issuance of the Series 2020C 4.20% Junior Subordinated Notes due October 15, 2060. (Designated in Form 8-K dated September 15, 2020, File No. 1-3526, as Exhibit 4.4(b))

Alabama Power

(b)	-
Sixtieth Supplemental Indenture to Senior Note Indenture dated as of August 27, 2020, providing for the issuance of the Series 2020A 1.45% Senior Notes due September 15, 2030. (Designated in Form 8-K dated August 24, 2020, File No. 1-3164, as Exhibit 4.6)

Southern Company Gas

(f)1	-	Southern Company Gas Capital Corporation's Series 2020A 1.750% Senior Notes due January 15, 2031, Form of Note. (Designated in Form 8-K dated August 17, 2020, File No. 1-14174, as Exhibit 4.1)

(f)2	-
Southern Company Gas' Guarantee related to the Series 2020A 1.750% Senior Notes due January 15, 2031, Form of Guarantee. (Designated in Form 8-K dated August 17, 2020, File No. 1-14174, as Exhibit 4.3)

(24) Power of Attorney and Resolutions

Southern Company

(a)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2019, File No. 1-3526 as Exhibit 24(a).)

Alabama Power

(b)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2019, File No. 1-3164 as Exhibit 24(b).)

    Table of Contents                                Index to Financial Statements

Georgia Power

	(c)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2019, File No. 1-6468 as Exhibit 24(c).)

Mississippi Power

	(d)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2019, File No. 001-11229 as Exhibit 24(d).)

Southern Power

	(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2019, File No. 001-37803 as Exhibit 24(e).)

	(e)2	-	Power of Attorney of Christopher Cummiskey. (Designated in the Form 10-Q for the quarter ended June 30, 2020, File No. 001-37803 as Exhibit 24(e)2.)

Southern Company Gas

	(f)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2019, File No. 1-14174 as Exhibit 24(f).)

(31) Section 302 Certifications

Southern Company

*	(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(d)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)1	-	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(e)2	-	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)1	-	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

    Table of Contents                                Index to Financial Statements

*	(f)2	-	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

*	(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)	-	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)	-	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101) Interactive Data Files

*	INS	-	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
*	SCH	-	XBRL Taxonomy Extension Schema Document
*	CAL	-	XBRL Taxonomy Calculation Linkbase Document
*	DEF	-	XBRL Definition Linkbase Document
*	LAB	-	XBRL Taxonomy Label Linkbase Document
*	PRE	-	XBRL Taxonomy Presentation Linkbase Document

(104) Cover Page Interactive Data File
*			Formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

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
Date: October 28, 2020

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
Date: October 28, 2020

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
Date: October 28, 2020

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
Date: October 28, 2020

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
Date: October 28, 2020

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
Date: October 28, 2020